Form 10-Q
period 1998-06-30
ACCURIDE CORP
filed 1998-08-14
CIK 817979

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                    FORM 10-Q


(Mark one)


[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.


      For the quarterly period ended June 30, 1998


or


[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.


     For the transition period from_____________to_____________.


                        Commission file number 333-50239


                              ACCURIDE CORPORATION


             (Exact Name of Registrant as Specified in its Charter)


         Delaware                                         61-1109077
 (State or Other Jurisdiction of                         (I.R.S. Employer
Incorporation or Organization)                            Identification No.)

         2315 Adams Lane
         Henderson, KY                                     42420
         (Address of Principal Executive Offices)          (Zip Code)


         (502) 826-5000
         (Registrant's Telephone Number Including Area Code)


         Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes __ No_X


         As of July 24, 1998, there were 24,704 shares of the Registrant's common stock outstanding.

                              ACCURIDE CORPORATION


                                Table of Contents


PART I. FINANCIAL INFORMATION                                               Page


 Item 1.  Financial Statements:


          Consolidated Balance Sheets as of June 30, 1998 (unaudited) and
            December 31, 1997                                                  3


          Consolidated Statements of Income for the Three Months
            and Six Months Ended June 30, 1998 and 1997 (Unaudited)            4


          Consolidated Statement of Stockholders' Equity (Deficiency)
            for the Six Months Ended June 30, 1998 (Unaudited)                 5


          Consolidated Statements of Cash Flows for the Six Months
            Ended June 30, 1998 and 1997 (Unaudited)                           6


          Notes to Unaudited Consolidated Financial Statements                 7


 Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations.                                              10


 Item 3.  Quantitative and Qualitative Disclosures About Market Risk          15


PART II.      OTHER INFORMATION


 Item 1.    Legal Proceedings                                                 16


 Item 2.    Changes in Securities                                             16


 Item 3.    Defaults Upon Senior Securities                                   16


 Item 4.    Submission of Matters to be a Vote of Security Holders            16


 Item 5.    Other Information                                                 16


 Item 6.    Exhibits and Reports on Form 8-K                                  16
            Signatures
            Index to Exhibits

PART I.  FINANCIAL INFORMATION
Item I.    Financial Statements


                              ACCURIDE CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                     June 30,
ASSETS                                                                                 1998      December 31,
                                                                                     (Unaudited)     1997

CURRENT ASSETS:
  Cash and cash equivalents                                                         $   6,098    $   7,418
  Customer receivables, net of allowance for doubtful accounts of $1,119 and $967      47,127       37,077
  Other receivables                                                                    11,902       11,768
  Inventories, net                                                                     30,418       29,107
  Supplies                                                                              6,828        6,458
  Prepaid expenses                                                                      3,459          143
  Deferred income taxes                                                                 1,549
                                                                                    ---------    ---------
            Total current assets                                                      107,381       91,971

PROPERTY, PLANT AND EQUIPMENT, NET                                                    145,871      133,997

OTHER ASSETS:
  Goodwill, net of accumulated amortization of $29,516 and $28,089                     84,744       86,171
  Investment in affiliates                                                             23,813       24,765
  Deferred financing costs                                                             13,135
  Deferred income taxes                                                                 1,748
  Other                                                                                10,255       10,543
                                                                                    ---------    ---------
TOTAL                                                                               $ 386,947    $ 347,447
                                                                                    ---------    ---------
                                                                                    ---------    ---------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
  Accounts payable                                                                  $ 23,203     $ 19,237
  Current portion of long-term debt                                                    1,350
  Short term notes payable                                                             3,800       16,040
  Accrued payroll and compensation                                                     7,351        8,015
  Accrued interest payable                                                            10,447
  Deferred income taxes                                                                             1,481
  Tooling deposit                                                                      5,132        5,261
  Accrued and other liabilities                                                        7,175        7,103
                                                                                    ---------    ---------
       Total current liabilities                                                      58,458       57,137

LONG-TERM DEBT, less current portion                                                  374,245
DEFERRED INCOME TAXES                                                                              16,123
OTHER LIABILITIES                                                                      11,263      13,253
MINORITY INTEREST                                                                       5,274       4,879
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY):
  Preferred stock, $.01 par value; 5,000 shares authorized and unissued
  Common stock and additional paid in capital, $.01 par value; 45,000 shares
  authorized, 24,704 and 24,000 shares issued and outstanding in 1998 and 1997         25,200      178,931
Stock subscriptions receivable                                                         (2,511)
  Retained earnings (deficit)                                                         (84,982)      77,124
                                                                                    ---------    ---------
        Total stockholders' equity (deficiency)                                       (62,293)     256,055
                                                                                    ---------    ---------
TOTAL                                                                               $ 386,947    $ 347,447
                                                                                    ---------    ---------
                                                                                    ---------    ---------


See notes to unaudited consolidated financial statements

                              ACCURIDE CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)





                                                   Three Months Ended          Six Months Ended
                                                       June 30,                    June 30,
                                                   1998         1997         1998             1997

NET SALES                                     $  97,675    $  87,072    $ 191,583        $ 168,600

COST OF GOODS SOLD                               74,447       68,707      148,199          141,121
                                              ---------    ---------    ---------        ---------
GROSS PROFIT                                     23,228       18,365       43,384           27,479

OPERATING:
  Selling, general and administrative             5,713        4,717       11,153            9,483
  Start-up costs                                  1,665                     2,811
  Management retention bonuses                      870                     1,680
  Recapitalization professional fees                                        2,240
                                              ---------    ---------    ---------        ---------
INCOME FROM OPERATIONS                           14,980       13,648       25,500           17,996

OTHER INCOME (EXPENSE):
  Interest income                                   203          118          343              317
  Interest (expense)                             (8,672)          (8)     (15,375)             (15)
  Equity in earnings (losses) of affiliates       2,155        1,073         (545)           1,121
  Other (expense), net                               95          (81)        (421)             (81)
  Minority interest                                (482)                     (395)
                                              ---------    ---------    ---------        ---------
INCOME BEFORE INCOME TAXES                        8,279       14,750        9,107           19,338

INCOME TAX PROVISION                              3,477        5,900        3,829            7,735
                                              ---------    ---------    ---------        ---------
NET INCOME                                    $   4,802    $   8,850    $   5,278        $  11,603
                                              ---------    ---------    ---------        ---------
                                              ---------    ---------    ---------        ---------

See notes to unaudited consolidated financial statements.

                              ACCURIDE CORPORATION

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                             (DOLLARS IN THOUSANDS)



                                                  Common
                                                 Stock and
                                                 Additional     Stock         Retained
                                                   Paid in    Subscriptions   Earnings
                                                   Capital     Receivable     (Deficit)        Total
                                                 ----------   -------------  -----------    ---------

BALANCE AT DECEMBER 31, 1997                      $ 178,931                  $   77,124     $ 256,055

Net income (Unaudited)                                                            5,278        5,278
Issuance of shares (Unaudited)                      108,000                                  108,000
Redemption of shares (Unaudited)                   (286,931)                   (167,384)    (454,315)
Issuance of shares (Unaudited)                        3,520    $  (2,511)                      1,009
Increase in net deferred tax asset attributable
   to tax basis of assets (Unaudited)                20,000                                   20,000
Bonuses payable by a principal
  stockholder (Unaudited)                             1,680                                    1,680
                                                  ---------    ----------    ----------     ---------

BALANCE AT JUNE 30, 1998 (Unaudited)              $  25,200    $  (2,511)    $  (84,982)    $(62,293)
                                                  ---------    ----------    ----------     ---------
                                                  ---------    ----------    ----------     ---------


See notes to unaudited consolidated financial statements.

                              ACCURIDE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                                 Six Months  Ended
                                                                     June 30,
                                                             ----------------------
                                                                  1998         1997

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                 $   5,278    $  11,603
  Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
      Depreciation                                               9,947        8,921
      Amortization                                               2,217        1,428
      Bonuses payable by a principal stockholder                 1,680          213
      Deferred income taxes                                       (901)        (711)
      Equity in (earnings) losses of affiliated companies          545       (1,121)
      Minority interest                                            395
  Changes in certain assets and liabilities:
      Receivables                                              (10,184)     (14,762)
      Inventories and supplies                                  (1,681)       3,232
      Prepaid expenses and other assets                         (3,028)      (1,514)
      Accounts payable                                           3,966        1,466
      Accrued and other liabilities                              7,736        6,773
                                                             ---------    ----------
          Net cash provided by operating activities             15,970       15,528
                                                             ---------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                   (21,675)      (4,338)
  Capitalized interest                                            (146)
  Investment in AKW L.P.                                                    (20,849)
  Net cash distribution (from) to AKW L.P.                         407         (437)
                                                             ---------    ----------
          Net cash used in investing activities                (21,414)     (25,624)
                                                             ---------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of short term notes payable             3,000
  Principal payments on short-term notes payable                (1,340)
  Net increase in revolving line of credit                      27,750
  Proceeds from issuance of long-term debt                     333,918
  Deferred financing fees                                      (13,898)
  Issuance of shares                                           109,009
  Redemption of shares                                        (454,315)
  Net cash from Phelps Dodge Corporation                                     24,056
                                                             ---------    ----------
          Net cash provided by financing activities              4,124       24,056
                                                             ---------    ----------
Increase (decrease) in cash and cash equivalents                (1,320)      13,960
Cash and cash equivalents, beginning of period                   7,418        6,311
                                                             ---------    ----------
Cash and cash equivalents, end of period                     $   6,098    $  20,271
                                                             ---------    ----------
                                                             ---------    ----------


See notes to unaudited consolidated financial statements.

ACCURIDE CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA) FOR THE SIX MONTHS ENDED JUNE 30, 1998
--------------------------------------------------------------------------------


Note 1 - Basis of Presentation - The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles, except that the unaudited consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of Accuride Corporation (the "Company"), all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the consolidated financial statements have been included.


The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1997.


Note 2 - Inventories - Inventories were as follows:


                               June 30,  December 31,
                                1998        1997

Raw materials                 $  4,373    $  3,882
Work in Process                  5,933       5,438
Finished manufactured goods     20,119      18,992
LIFO adjustment                    931       1,742
Other                             (938)       (947)
                              --------    --------
     Inventories, net         $ 30,418    $ 29,107
                              --------    --------
                              --------    --------


Note 3 - Start-Up Costs - Costs associated with start-up activities are charged to expense as incurred. During the six months ended June 30, 1998, the Company incurred approximately $2,811 related to preparation of the new Tennessee light truck wheels facility expected to be operational in August 1998.


Note 4 - Recapitalization of Accuride Corporation - The Company entered into a stock subscription and redemption agreement dated November 17, 1997 (the "Agreement") with Phelps Dodge Corporation ("PDC") and Hubcap Acquisition L.L.C. ("Hubcap Acquisition"), which is a Delaware limited liability company formed at the direction of KKR 1996 Fund L.P., a Delaware limited partnership affiliated with Kohlberg Kravis Roberts & Co., L. P.

Pursuant to the Agreement, effective January 21, 1998, Hubcap Acquisition acquired approximately 90% of the common stock of the Company for an aggregate redemption price of $468,000 which was adjusted for changes in working capital and the difference between actual and projected capital expenditures, in each case through December 31, 1997. The adjustment resulted in a reduction to the redemption price of $468 million and that the reduction was used to reduce borrowings under the $140 million senior secured revolving line of credit expiring 2004 with a variable interest rate (the "Revolver"). In connection with the recapitalization, Hubcap Acquisition made an equity investment in the Company of $108,000, and the Company issued $200,000 of 9.25% senior subordinated notes at 99.48% due 2008 and obtained $164,750 in bank borrowings, including $135,000 of borrowings under senior secured term loans due 2005 and 2006 with variable interest rates and $29,750 of borrowings under the Revolver.

Costs of $21,257 incurred in connection with the recapitalization have been reflected as deferred financing costs ($13,898), as a component of the cost of the Redemption ($5,119) or as expense ($2,240). The Company is amortizing the deferred financing costs over the life of the related debt using the interest method.

Pursuant to the Agreement, certain pension and postretirement benefit liabilities ($1,966), net of applicable deferred taxes, have been assumed by PDC and accordingly have been offset against the cost of the redemption.

Concurrent with the redemption, the Company recorded a $20,000 deferred tax asset net of a $40,000 valuation allowance related to the increase in the tax basis of assets with a corresponding credit to "Additional paid in capital."

Note 5 - Stock Split - Effective January 21, 1998, the Company declared a 240-for-1 stock split. All per share information has been restated to give effect to the stock split.

Note 6 - Authorized Shares - Effective January 21, 1998, the Company increased its authorized shares of common stock to 45,000 shares and authorized 5,000 shares of preferred stock each with a par value of one cent ($.01) per share. All per share information has been restated to give effect to the increase in authorized shares.

Note 7 - 1998 Stock Purchase and Option Plan - Effective January 21, 1998, the Company adopted the 1998 Stock Purchase and Option Plan for key employees of Accuride Corporation and subsidiaries (the "1998 Plan").

The 1998 Plan provides for the issuance of shares of authorized but unissued or reacquired shares of common stock subject to adjustment to reflect certain events such as stock dividends, stock splits, recapitalizations, mergers or reorganizations of or by the Company. The 1998 Plan is intended to assist the Company in attracting and retaining employees of outstanding ability and to promote the identification of their interests with those of the stockholders of the Company. The 1998 Plan permits the issuance of common stock (the "1998 Plan Purchase Stock") and the grant of non-qualified stock options (the "1998 Plan Options") to purchase shares of common stock (the issuance of 1998 Plan Purchase Stock and the grant of the 1998 Plan Options pursuant to the 1998 Plan being a "1998 Plan Grant"). Unless sooner terminated by the Company's Board of Directors, the 1998 Plan will expire ten years after adoption. Such termination will not affect the validity of any 1998 Plan Grant outstanding on the date of the termination.

Pursuant to the 1998 Plan, 2,598 shares of common stock of the Company are reserved for issuance under such plan as of June 30, 1998.

At June 30, 1998, the Company has issued 700 shares of 1998 Plan Purchase Stock totaling $3,520 under the terms of stock subscription agreements with various management personnel of the Company. The unpaid principal balance under the stock subscription agreements has been recorded as a reduction of stockholders' equity. In addition 1,350 shares have been granted as 1998 Plan Options at an exercise price of five thousand dollars per share. At June 30, 1998, all 1998 Plan Options were unexercised. Certain options vest in equal installments over a five year period from the date of the grant. Other options vest after approximately eight years and vest at an accelerated rate if the Company meets certain performance objectives.

Note 8 - Labor Relations - The Company's current contract with the United Auto Workers Union ("UAW") covering employees at the Henderson Facility expired in February 1998 and the Company was not able to negotiate a mutually acceptable agreement with the UAW. Therefore, a strike occurred at the Henderson Facility on February 20, 1998. The Company is continuing to operate with its salaried employees and contractors. On March 31, 1998, the members of the UAW rejected the Company's final offer for a new contract. Effective as of March 31, 1998, the Company began an indefinite lockout, which was prompted by continuing reports to management that some individuals planned to re-enter the plant and harass employees and damage equipment and machinery. On May 1, 1998, the Company delivered to the UAW a revised offer and informed the UAW that the Company's final offer would be replaced by such revised offer if the final offer was not ratified by the UAW by May 15, 1998. The revised offer provides less benefits than the final offer and eliminates a portion of the proposed first year wage increase. The UAW did not conduct a second vote on the final offer. Therefore, on May 15, 1998, the Company's revised offer replaced the Company's final offer. Currently, there is, and the Company believes that there will be, no supply disruption to the Company's customer base; however, there can be no assurance to that effect. A supply disruption to the Company's customer base could have a material adverse effect on the Company.

Note 9 - AKW L.P. Wheel Replacement Campaign - On April 17, 1998, the Company's 50% owned limited partnership joint venture, AKW L.P. ("AKW") determined that it would replace approximately 47,800 wheels due to a potential safety hazard and submitted notice to the National Highway Safety Administration ("NHSA"). These wheels were produced during the period April 23, 1997 through February 28, 1998. Subsequent to submitting notice to the NHSA, AKW management determined its estimated total liability to replace all such wheels was approximately $6,800 and accordingly, the Company has reflected its portion of the recall expense ($3,400) as a reduction in "Equity in earnings of affiliates" in the statement of income for the six months ended June 30, 1998.

Note 10 - Related Party Transactions - PDC, a principal stockholder of the Company, entered into retention agreements with certain executive management personnel to compensate individuals for service over a six month period from the date of the redemption. Such costs which will be paid by PDC are being charged to expense by the Company over the terms of the retention agreements with a corresponding credit to "Additional paid in capital."

Note 11 - Supplemental Cash Flow Disclosure - During the six months ended June 30, 1998, the Company paid $4,566 and $6,312 for interest and income taxes, respectively. Non-cash transactions that resulted from the redemption in 1998 included the issuance of common stock and the related stock subscriptions receivable of $2,511 and the increase in stockholders' equity and the net deferred tax asset in the amount of $20,000 from the increase in the tax basis of assets.

Note 12 - New Accounting Pronouncement - Statement of Financial Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998 and is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a fair value hedge, a cash flow hedge, or a hedge of foreign currency exposure. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. Management has not yet quantified the effect of the new standard on the financial statements.

Note 13 - Subsequent Event - On July 9, 1998 ADM finalized a $32.5 million credit facility with Citibank Mexico, S.A., Grupo Financiero Citibank. The credit facility is comprised of a $25 million term loan facility and a $7.5 million working capital facility. The Company made initial borrowings of $13,900 and $3,800 from the term loan facility and revolving credit facility, respectively, which amounts were used to refinance ADM's existing indebtedness. The term loan facility is due on July 8, 2003, requires quarterly payments beginning September 30, 2001 and pays interest equal to LIBOR plus a margin of 2.5% to 4.25%. The working capital facility is a one-year renewable facility, requires payment in full upon final maturity and bears interest equal to LIBOR plus a margin of 1.5% to 3.0%.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Results of Operations


Three Months Ended June 30, 1998 Compared to the Three Months Ended June 30,
1997.


Net Sales. Net sales increased by $10.6 million, or 12.2%, for the three months ended June 30, 1998 to $97.7 million, compared to $87.1 million for the three months ended June 30, 1997. The increase in net sales is primarily due to increased steel sales volume, which corresponds to an overall increase in industry volume. Net sales for the three months ended June 30, 1998 reflect sales of Accuride de Mexico ("ADM") which was formed in November 1997, but do not reflect sales of aluminum wheels which, prior to the formation of the AKW, L.P. joint venture ("AKW") in May 1997, were reflected in the Company's net sales and gross profit amounts through the former buy and resell agreement between the Company and Kaiser Aluminum & Chemical Corporation ("Kaiser"), which expired in April, 1997. Excluding $5.2 million in net sales of aluminum products through such buy and resell agreement for the month of April 1997, net sales increased by $15.9 million, or 19.3% to $97.7 million for the three months ended June 30, 1998 compared to $81.9 million for the three months ended June 30, 1997.

Gross Profit. Gross profit increased by $4.8 million, or 26.1%, to $23.2 million for the three months ended June 30, 1998 from $18.4 million for the three months ended June 30, 1997. Gross profit as a percentage of net sales increased to 23.8% for the three months ended June 30, 1998 from 21.1% for the three months ended June 30, 1997. The three months ended June 30, 1998 included sales from ADM, which experienced higher margins for the quarter than the Henderson and London facilities. The three months ended June 30, 1998 also included a charge of $0.5 million related to the strike at the Henderson, Kentucky facility. The three months ended June 30, 1997 included one month of aluminum sales under the buy and resell arrangement, which had significantly lower margins than steel wheel sales. Excluding $0.5 million relating to the strike and the $0.4 million in gross profit relating to sales of aluminum products through the buy and resell agreement for the month of April 1997, gross profit increased by $5.7 million, or 31.7%, to $23.7 million for the three months ended June 30, 1998 from $18.0 million for the three months ended June 30, 1997. Excluding sales and gross profit relating to the aluminum products and the cost related to the strike, gross profit as a percentage of net sales increased to 24.3% for the three months ended June 30, 1998 from 22.0% for the three months ended June 30, 1997. The increase was due to continuing productivity improvements at the Henderson and London facilities.

Operating Expenses. Operating expenses increased by $3.5 million, or 74.5%, to $8.2 million for the three months ended June 30, 1998 from $4.7 million for the three months ended June 30, 1997. This increase was primarily due to start-up costs of $1.7 million relating to the new Tennessee light wheel facility, management retention bonuses of $0.9 million recorded in conjunction with the redemption which will be paid by PDC (see Note 10), and selling, general and administrative expenses of ADM of $0.9 million. Excluding the expenses recorded for start-up costs and management retention bonuses for the three months ended June 30, 1998, operating expenses as a percentage of net sales increased to 5.8% for the three months ended June 30, 1998 from 5.4% for the three months ended June 30, 1997 primarily due to stand alone costs associated with operating as a separate company since the acquistiion by Hubcap Aquisition.

Other Income (Expense). Interest expense increased to $8.6 million for the three months ended June 30, 1998 due to the recapitalization (see Note 4) of the Company on January 21, 1998. Equity in earnings (losses) of affiliates increased by approximately $1.1 million to $2.2 million for the three months ended June 30, 1998 from $1.1million for the three months ended June 30, 1997. The increase was due to the formation of the AKW joint venture beginning in May 1997 which contributed $2.1 million of earnings in the second quarter of 1998 as compared to $1.0 million in May and June of 1997. Minority interest of $0.5 million for the three months ended June 30, 1998 relates to ADM.

Adjusted EBITDA. Adjusted EBITDA increased by $5.1 million, or 25.5%, to $25.1 million for the three months ended June 30, 1998 from $20.0 million for the three months ended June 30, 1997 due to higher steel product sales volume. In determining Adjusted EBITDA for the three months ended June 30, 1998, income from operations has been increased by depreciation and amortization, equity in earnings (losses) of affiliates and (i) an estimated $0.5 million of costs incurred in connection with the strike in 1998 at the Company's facility in Henderson, Kentucky and (ii) $0.9 million of management retention bonuses to be paid by PDC in 1998. In determining Adjusted EBITDA for the three months ended June 30, 1997, income from operations has been increased by depreciation and amortization and equity in earnings (losses) of affiliates.

Net Income. Net income decreased $4.0 million, or 45.2%, to $4.8 million for the three months ended June 30, 1998 from $8.9 million for the three months ended June 30, 1997 due to lower pretax earnings and a higher effective tax rate.

Six Months Ended June 30, 1998 Compared to the Six Months Ended June 30, 1997.


Net Sales. Net sales increased by $23.0 million, or 13.6%, for the six months ended June 30, 1998 to $191.6 million, compared to $168.6 million for the six months ended June 30, 1997. The increase in net sales is primarily due to increased steel sales volume, which corresponded to an overall increase in industry volume. Net sales for the six months ended June 30, 1998 reflect sales of ADM, but do not reflect sales of aluminum wheels which, prior to the formation of the AKW joint venture, were reflected in the Company's net sales and gross profit amounts through the former buy and resell agreement between the Company. Excluding $19.1 million in net sales of aluminum products through the buy and resell agreement for the four month period ended April 30, 1997, net sales increased by $42.1 million, or 28.2% to $191.6 million for the six months ended June 30, 1998 compared to $149.5 million for the six months ended June 30, 1997.

Gross Profit. Gross profit increased by $15.9 million, or 57.8%, to $43.4 million for the six months ended June 30, 1998 from $27.5 million for the six months ended June 30, 1997. Gross profit as a percentage of net sales increased to 22.6% for the six months ended June 30, 1998 from 16.3% for the six months ended June 30, 1997. Production costs were higher for the first six months of 1997 due to estimated incremental strike costs of $7.1 million at the London, Ontario facility, partially offset by estimated incremental strike costs of $3.0 million at the Henderson, Kentucky facility for the first six months of 1998. Additionally, the first six months of 1997 included aluminum sales under the buy and resell arrangement, which had significantly lower margins than steel wheel sales. Excluding strike costs in 1997 and 1998 and $1.1 million in gross profit relating to sales of aluminum products through the buy and resell agreement with Kaiser for the first four months of 1997, gross profit increased by $12.9 million, or 38.6%, to $46.4 million for the six months ended June 30, 1998 from $33.5 million for the six months ended June 30, 1997. Excluding sales and gross profit relating to aluminum products, gross profit as a percentage of net sales increased to 24.2% for the six months ended June 30, 1998 from 22.4% for the six months ended June 30, 1997. The increase was due to continuing productivity improvements at the Henderson and London facilities.

Operating Expenses. Operating expenses increased by $8.4 million, or 88.4%, to $17.9 million for the six months ended June 30, 1998 from $9.5 million for the six months ended June 30, 1997. This increase was primarily due to start-up costs of $2.8 million relating to the new Tennessee light wheel facility, management retention bonuses of $1.7 recorded in conjunction with the redemption which will be paid by PDC (see Note 10), professional fees related to the recapitalization of $2.2 million and selling, general and administrative expenses of ADM of $1.8 million. Excluding the expenses recorded for start-up costs, management retention bonuses and recapitalization professional fees for the six months ended June 30, 1998, operating expenses as a percentage of net sales increased to 5.8% for the six months ended June 30, 1998 from 5.6% for the six months ended June 30, 1997 primarily due to stand alone costs associated with operating as a separate company since the acquisition by Hubcap Acquisition.

Other Income (Expense). Interest expense increased to $15.3 million for the six months ended June 30, 1998 due to the recapitalization (see Note 4) of the Company on January 21, 1998. Equity in earnings (losses) of affiliates decreased by approximately $1.7 million to $(0.5) million for the six months ended June 30, 1998 from $1.1 million for the six months ended June 30, 1997. The decrease was primarily due to the effect of a product recall implemented at AKW (see Note
9). Excluding the $3.4 million related to such AKW recall, equity in earnings of affiliates increased $1.7 million for the six months ended June 30, 1998 to $2.9 million from $1.1 million for the six months ended June 30, 1997 due to the formation of the AKW joint venture, which contributed $2.6 million (excluding the $3.4 million related to the AKW recall) of earnings in the six months ending June 30,1998 as compared to earnings of $0.9 million in May and June of 1997. Minority interest of $0.4 million for the six months ended June 30, 1998 relates to ADM.

Adjusted EBITDA. Adjusted EBITDA increased by $10.8 million, or 29.5%, to $47.4 million for the six months ended June 30, 1998 from $36.6 million for the six months ended June 30, 1997 due to higher steel product sales volume. In determining Adjusted EBITDA for the six months ended June 30, 1998, income from operations has been increased by depreciation and amortization, equity in earnings (losses) of affiliates and (i) an estimated $3.0 million of costs incurred in connection with the strike in 1998 at the Company's facility in Henderson, Kentucky, (ii) $1.7 million of management retention bonuses to be paid by PDC in 1998, (iii) $2.24 million of recapitalization professional fees and (iv) $3.4 million representing the impact of the AKW wheel recall campaign implemented in 1998. In determining Adjusted EBITDA for the six months ended June 30, 1997, income from operations has been increased by depreciation and amortization, equity in earnings (losses) of affiliates and $7.1 million representing the impact of the strike at the London, Ontario facility in the first quarter of 1997.

Net Income. Net income decreased $6.3 million, or 54.3%, to $5.3 million for the six months ended June 30, 1998 from $11.6 million for the six months ended June 30, 1997, due to lower pretax earnings and a higher effective tax rate.

Liquidity and Capital Resources

The Company's primary sources of liquidity are cash flow from operations and borrowings under the revolving line of credit. The Company's primary uses of cash are funding working capital, capital expenditures and the Company's expansion plans and to service debt.

At June 30, 1998, the Company's total assets amounted to $386.9 million, as compared to $347.4 million at December 31, 1997. The $39.5 million or 11.4% increase in total assets during the six months ended June 30, 1998 was primarily the result of a $13.1 million increase relating to debt issuance costs, an increase in deferred tax assets of $3.3 million, an increase in net property plant and equipment of $11.9 million, an increase of $3.3 million in prepaid expenses, and a $10.1 million increase in customer receivables. The increase in debt issuance costs was a result of the recapitalization. The increase in deferred tax assets was due to the step-up in tax basis of certain assets. The increase in net property, plant and equipment was primarily due to investments in the Columbia, Tennessee facility and ADM. The increase in prepaid expenses was primarily due to an increase in prepaid income taxes. The increase in customer receivables reflected increased sales volume from U.S. customers, as well as the acceleration of production and sales from ADM during the six months ended June 30, 1998.

At June 30, 1998, the Company's total liabilities amounted to $444.0 million, as compared to $86.5 million at December 31, 1997. The $357.5 million or 413.2% increase in total liabilities was primarily due to the $361.7 million increase in long-term debt and related $10.4 million increase in accrued interest, a $1.7 million increase in short-term notes payable and a $4.0 million increase in accounts payable. The increase in liabilities was partially offset by a $16.1 million decrease in the deferred income tax liability. The increase in long-term debt occurred pursuant to the recapitalization. The increase in accrued interest is attributable to the debt incurred due to the recapitalization. The increase in short-term notes payable reflects additional borrowings by ADM offset by repayments of indebtedness by Accuride Canada, Inc., the Company's wholly owned subsidiary. The $4.0 million increase in payables was due to the timing of vendor payments. The $16.1 million decrease in the deferred income tax liability was primarily due to the step-up in tax basis of certain assets.

The Company expects its capital expenditures (excluding capital expenditures by ADM) to increase to approximately $31.9 million in 1998. It is anticipated that these expenditures will fund (i) approximately $14.2 million to develop the Columbia, Tennessee facility; (ii) investments in productivity improvements in 1998 to its steel wheel business, which the Company estimates will require an investment of approximately $7.7 million during 1998 and (iii) maintenance expenditures of approximately $10.0 million in 1998. Investments in productivity improvements are expected to be focused on additional automation, shop floor and engineering systems, and improved coating capabilities. If there is sufficient demand, the Company is contemplating expanding the capacity of the Columbia, Tennessee facility in 1999.


In addition, the Company anticipates that ADM will require capital expenditures of approximately $19.0 million in 1998 to construct and equip the Monterrey facility for ADM, which is expected to be operational in mid-1999 at an approximate cost for land and building of $9.2 million. Total project cost through 1999 is expected to be approximately $29.0 million, of which approximately $6.1 million was spent as of June 30, 1998. The Company finalized a $32.5 million credit facility for ADM on July 9, 1998. This is comprised of a term loan of $25.0 million and a working capital facility of $7.5 million.


Management believes that cash flow from operations and availability under the revolving line of credit and ADM's credit facility will provide adequate funds for the Company's and ADM's foreseeable working capital needs, planned capital expenditures and debt service obligations. Any future acquisitions, joint ventures or other similar transactions will likely require additional capital, and there can be no assurance that any such capital will be available to the Company on acceptable terms or at all. The Company's ability to fund its working capital needs, planned capital expenditures and scheduled debt payments, to implement its expansion plans, to refinance indebtedness and to comply with all of the financial covenants under its debt agreements, depends on its future operating performance and cash flow, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond the Company's control. The amount available to be drawn under the Revolver as of June 30, 1998 was $112.2 million.


At June 30, 1998, the Company's stockholders' equity (deficiency) amounted to $(62.3) million, as compared to $256.1 million at December 31, 1997. The decrease in stockholders' equity (deficiency) was primarily due to the cost of the redemption of $454.3 million, which was partially offset by $109.0 million increase in common stock and additional paid-in capital, net of the related stock subscriptions receivable.

Year 2000 Compliance

The Company utilizes a significant number of computer programs and operating systems across its entire organization, including applications used in sales, shipping, financial business systems and various administrative functions. To the extent that the Company's software applications contain source code that is unable to appropriately interpret the upcoming calendar year 2000 and beyond, some level of modification or replacement of such applications will be necessary. The Company is working to identify its applications that are not "Year 2000" compliant and plans to modify or replace such applications, as necessary. The Company currently expects identified Year 2000 impacted systems to be corrected before the end of 1999. The Company also has begun to address whether significant customers and suppliers may have Year 2000 compliance issues that will affect their interaction with the Company. Given information known at this time about the Company's systems that are non-compliant, coupled with the Company's ongoing, normal course of business efforts to upgrade or replace critical systems, as necessary, management does not expect Year

2000 compliance costs to have any material adverse impact on the Company. No assurance can be given, however, that all of the Company's systems, and those of significant customers and suppliers, will be Year 2000 compliant or the failure to achieve substantial Year 2000 compliance will not have a material adverse effect on the Company.

During the first six months of 1998, the Company incurred approximately $0.4 million of costs for company-owned systems and applications related to Year 2000 remediation. A large majority of these costs are currently believed to be incremental costs that will not recur in the year 2000 or thereafter. Year
2000 remediation costs were approximately $1.4 million in 1997.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. The factors discussed below, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report, including, without limitation, in "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Company's related press release and in oral statements made by authorized officers of the Company. When used in this report, any press release or oral statements, the words "estimate," "project," "anticipate," "expect," "intend," "believe" and similar expressions are intended to identify forward-looking statements. All of these forward-looking statements are based on estimates and assumptions made by management of the Company, which, although believed to be reasonable, are inherently uncertain. Therefore, undue reliance should not be placed upon such estimates and statements. No assurance can be given that any of such statements or estimates will be realized and actual results will differ from those contemplated by such forward-looking statements. Accordingly, the Company hereby identifies the following important factors which could cause the Company's financial results to differ materially from any such results which might be projected, forecast, estimated or budgeted by the Company in forward-looking statements:

* significant indebtedness of the Company may have important consequences, including, but not limited to, impairment of the Company's ability to obtain additional financing, reduction of funds available for operations and business opportunities or limitation on the Company's ability to dispose of assets;

* Company's ability to service its indebtedness is dependent upon operating cash flow of its subsidiaries and joint ventures;

* loss of major customer could have material adverse effect on the Company's business;

* original equipment manufacturers' demands for price reduction may adversely affect profitability;

* cyclical nature of industry could cause fluctuations in demand for Company's products;

*     labor strike may disrupt the Company's supply to its customer base;

* interruption in supply of steel or aluminum could reduce Company's ability to obtain favorable sourcing of such raw materials;

*     Company's competitors could reduce market for the Company's product;

* potential liability of the Company for environmental matters and the costs of compliance with certain governmental regulations could have a material adverse effect on the Company's financial condition and may adversely affect the Company's ability to sell or rent such property or to borrow using such property as collateral;

* Company may have difficulty in achieving growth strategies and there is no assurance that such strategies will be successful or will improve operating results;

*     continued service of key management personnel is not guaranteed;

* interests of the principal stockholder of the Company may conflict with the interests of the holders of securities of the Company; and

* no assurance that the Company's computer software and operating systems, or those of its customers or suppliers, will be Year 2000 compliant.

         The foregoing review of the factors pursuant to the Private Litigation Securities Reform Act of 1995 should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company prior to this filing. For further information, refer to the "Risk Factors" section included in the Company's Amendment No. 2 to Form S-4 filed with the Securities and Exchange Commission on July 17, 1998.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

         The Company is not involved in any pending legal proceedings other than non-material legal proceedings occurring in the ordinary course of business.


Item 2.  Changes in Securities


         During the twenty-three weeks ended June 30, 1998, the Company issued approximately 700 shares of the Company's common stock, par value $.01 per share ("Common Stock") to certain members of management for aggregate consideration in cash and secured promissory notes of approximately $3.5 million. During such period, the Company also issued options to purchase approximately 1,350 shares of Common Stock to such members of management. The exercise price of such options was $5,000 per share. None of these securities were registered under the Securities Act.

         Such issuances of Common Stock and options to purchase
         Common Stock were made pursuant to the 1998 Stock Purchase and Option Plan for Employees of Accuride Corporation and Subsidiaries. In each of the above instances, exemption from registration under the Securities Act was based upon the grounds that the issuance of such securities either (i) did not involve a public offering within the meaning of
         Section 4(2) of the Securities Act or (ii) was offered and sold pursuant to a compensatory benefit plan within the meaning of Rule 701 of the Securities Act.

Item 3.  Defaults Upon Senior Securities


         Not applicable.


Item 4.  Submissions of Matters to a Vote of Security Holders


         On January 21, 1998, February 16, 1998, and May 1, 1998 action was taken by written consent of Hubcap Acquisition L.L.C., a shareholder holding approximately 87% of the Common Stock of the Company, approving grants to employees of purchase stock and stock options pursuant to the 1998 Stock Purchase and Option Plan for Employees of Accuride Corporation and Subsidiaries.


Item 5.  Other Information


         Not applicable.


Item 6.  Exhibits and Reports on Form 8-K


         a)  Exhibit 27.1 - Financial Data Schedule


         b) No Form 8-K reports were filed during the quarter

                                   SIGNATURES


         Pursuant to the requirements of Sections 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ACCURIDE CORPORATION

/s/ John R. Murphy

John R. Murphy
Vice President - Finance and Chief Financial Officer


Dated:  August 14, 1998