Form 10-Q
period 1998-09-30
ACCURIDE CORP
filed 1998-11-13
CIK 817979

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.

For the Quarterly Period Ended September 30, 1998.

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Transition Period From_____________to_____________.


                        Commission file number 333-50239


                              ACCURIDE CORPORATION
                              --------------------
             (Exact Name of Registrant as Specified in its Charter)
             ------------------------------------------------------


Delaware                                  61-1109077
--------                                  ----------
(State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
Incorporation or Organization)


2315 Adams Lane
Henderson, KY                             42420
-------------                             -----
(Address of Principal Executive Offices)  (Zip Code)


Registrant's Telephone Number Including Area Code (502) 826-5000


Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes |X| No |_|

There were 24,728 common shares outstanding as of September 30, 1998.

                              ACCURIDE CORPORATION

                                Table of Contents

PART I. FINANCIAL INFORMATION                                              Page

 Item 1. Financial Statements

         Consolidated Balance Sheets as of September 30, 1998 (unaudited)
           and December 31, 1997                                             3

         Consolidated Statements of Income for the Three Months
           and Nine Months Ended September 30, 1998 and 1997 (Unaudited)     4

         Consolidated Statement of Stockholders' Equity (Deficiency)
           for the Nine Months Ended September 30, 1998 (Unaudited)          5

         Consolidated Statements of Cash Flows for the Nine Months
           Ended September 30, 1998 and 1997 (Unaudited)                     6

         Notes to Unaudited Consolidated Financial Statements                7

 Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                              10

 Item 3. Quantitative and Qualitative Disclosures about Market Risk         15

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                          16

         Item 2. Changes in Securities                                      16

         Item 3. Defaults Upon Senior Securities                            16

         Item 4. Submission of Matters to a Vote of Security Holders        16

         Item 5. Other Information                                          16

         Item 6. Exhibits and Reports on Form 8-K                           16

         Signatures                                                         17

Item I. Financial Statements

                              ACCURIDE CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

--------------------------------------------------------------------------------------------------------------------------
                                                                                            September 30,
                                                                                                1998          December 31,
                                                                                             (Unaudited)          1997
                                                                                            -------------     ------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                                   $   8,385         $   7,418
  Customer receivables, net of allowance for doubtful accounts of $1,201 and $967                48,153            37,077
  Other receivables                                                                              11,370            11,768
  Inventories, net                                                                               32,999            29,107
  Supplies                                                                                        7,164             6,458
  Prepaid expenses                                                                                5,352               143
  Deferred income taxes                                                                           1,079              --
                                                                                              ---------         ---------
            Total current assets                                                                114,502            91,971

PROPERTY, PLANT AND EQUIPMENT, NET                                                              148,844           133,997

OTHER ASSETS:
  Goodwill, net of accumulated amortization of $30,229 and $28,089                               84,030            86,171
  Investment in affiliates                                                                       25,575            24,765
  Deferred financing costs                                                                       13,049
  Deferred income taxes                                                                           1,504
  Other                                                                                          10,369            10,543
                                                                                              ---------         ---------
TOTAL                                                                                         $ 397,873         $ 347,447
                                                                                              =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
  Accounts payable                                                                            $  22,677         $  19,237
  Current portion of long-term debt                                                               1,350
  Short term notes payable                                                                        3,911            16,040
  Accrued payroll and compensation                                                                7,458             8,015
  Accrued interest payable                                                                        5,171
  Deferred income taxes                                                                                             1,481
  Tooling deposit                                                                                 4,268             5,261
  Accrued and other liabilities                                                                   6,196             7,103
                                                                                              ---------         ---------
            Total current liabilities                                                            51,031            57,137

LONG-TERM DEBT, less current portion                                                            388,161

DEFERRED INCOME TAXES                                                                                              16,123

OTHER LIABILITIES                                                                                11,660            13,253

MINORITY INTEREST                                                                                 5,401             4,879

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY):
  Preferred stock, $.01 par value; 5,000 shares authorized and unissued
  Common stock and additional paid in capital, $.01 par value; 45,000 shares
    authorized, 24,728 and 24,000 shares issued and outstanding in 1998 and 1997                 27,015           178,931
  Stock subscriptions receivable                                                                 (1,519)
  Retained earnings (deficit)                                                                   (83,876)           77,124
                                                                                              ---------         ---------
        Total stockholders' equity (deficiency)                                                 (58,380)          256,055
                                                                                              ---------         ---------
TOTAL                                                                                         $ 397,873         $ 347,447
                                                                                              =========         =========

See notes to unaudited consolidated financial statements.

                              ACCURIDE CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

----------------------------------------------------------------------------------------------------------

                                                      Three Months Ended             Nine Months Ended
                                                        September 30                   September 30
                                                 -------------------------       -------------------------
                                                    1998            1997           1998             1997
NET SALES                                        $  93,955       $  78,402       $ 285,537       $ 247,002

COST OF GOODS SOLD                                  74,308          60,607         222,508         201,728
                                                 ---------       ---------       ---------       ---------

GROSS PROFIT                                        19,647          17,795          63,029          45,274

OPERATING:
  Selling, general and administrative                7,214           5,421          18,366          14,904
  Start-up costs                                       449                           3,260
  Management retention bonuses                         247                           1,927
  Recapitalization professional fees                  --              --             2,240            --
                                                 ---------       ---------       ---------       ---------

INCOME FROM OPERATIONS                              11,737          12,374          37,236          30,370

OTHER INCOME (EXPENSE):
  Interest income                                      113              76             327             393
  Interest (expense)                                (8,910)             (9)        (24,286)            (24)
  Equity in earnings (losses) of affiliates          2,362           1,901           1,817           3,022
  Other (expense), net                              (2,006)             76          (2,297)             (5)
  Minority interest                                   (127)           --              (522)           --
                                                 ---------       ---------       ---------       ---------

INCOME BEFORE INCOME TAXES                           3,169          14,418          12,275          33,756

INCOME TAX PROVISION                                 2,065           4,686           5,892          12,421
                                                 ---------       ---------       ---------       ---------

NET INCOME                                       $   1,104       $   9,732       $   6,383       $  21,335
                                                 =========       =========       =========       =========

See notes to unaudited consolidated financial statements.

                              ACCURIDE CORPORATION

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                             (DOLLARS IN THOUSANDS)

--------------------------------------------------------------------------------------------------------------------------

                                                         Common
                                                        Stock and
                                                        Additional          Stock            Retained
                                                         Paid in         Subscriptions       Earnings
                                                         Capital          Receivable         (Deficit)            Total
                                                        ----------       -------------       ---------          ----------
BALANCE AT DECEMBER 31, 1997                            $ 178,931                            $  77,124          $ 256,055
Net income (Unaudited)                                                                           6,383              6,383
Issuance of shares (Unaudited)                            108,000                                                 108,000
Redemption of shares (Unaudited)                         (285,394)                            (167,383)          (452,777)
Issuance of shares (Unaudited)                              3,640            (1,519)                                2,121
Increase in net deferred tax asset attributable
   to tax basis of assets (Unaudited)                      20,000              --                 --               20,000
Bonuses paid by a principal
  stockholder (Unaudited)                                   1,838              --                 --                1,838
                                                        ---------          --------          ---------          ---------


BALANCE AT SEPTEMBER 30, 1998 (Unaudited)               $  27,015          $ (1,519)         $ (83,876)         $ (58,380)
                                                        =========          ========          =========          =========

See notes to unaudited consolidated financial statements.

                              ACCURIDE CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

------------------------------------------------------------------------------------

                                                                Nine Months Ended
                                                                  September 30,
                                                             ----------------------
                                                                1998          1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                 $   6,383    $  21,335
  Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
      Depreciation                                              14,776       13,206
      Amortization                                               3,390        2,143
      Loss on disposal of assets                                                361
      Bonuses payable by a previous principal stockholder        1,838
      Deferred income taxes                                       (187)        (670)
      Equity in earnings of affiliated companies                (1,817)      (3,022)
      Minority interest                                            522
    Changes in certain assets and liabilities:
      Receivables                                              (10,678)     (12,323)
      Inventories and supplies                                  (4,598)       1,026
      Prepaid expenses and other assets                         (5,035)      (1,332)
      Accounts payable                                           2,708       (2,906)
      Accrued and other liabilities                              1,853        8,812
                                                             ---------    ---------
            Net cash provided by operating activities            9,155       26,630
                                                             ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                   (29,444)      (9,891)
  Capitalized interest                                            (179)
  Investment in AKW L.P.                                                    (20,849)
  Net cash distribution from AKW L.P.                            1,007          276
                                                             ---------    ---------
            Net cash used in investing activities              (28,616)     (30,464)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of short term notes payable             3,000
  Principal payments on short-term notes payable                (1,340)
  Net increase in revolving line of credit                      41,749
  Proceeds from issuance of long-term debt                     333,918
  Deferred financing fees                                      (14,243)
  Issuance of shares                                           110,121
  Redemption of shares                                        (452,777)
  Net cash from Phelps Dodge Corporation                          --         10,954
                                                             ---------    ---------
            Net cash provided by financing activities           20,428       10,954
                                                             ---------    ---------

Increase in cash and cash equivalents                              967        7,120
Cash and cash equivalents, beginning of period                   7,418        6,311
                                                             ---------    ---------
Cash and cash equivalents, end of period                     $   8,385    $  13,431
                                                             =========    =========

See notes to unaudited consolidated financial statements.

ACCURIDE CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998

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

The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1997.

Note 2 - Inventories - Inventories were as follows:

                                                September 30,    December 31,
                                                    1998            1997
                                                -------------    ------------

     Raw materials                                $  3,442        $  3,882
     Work in Process                                 7,234           5,438
     Finished manufactured goods                    22,416          18,992
     LIFO adjustment                                   815           1,742
     Other                                            (908)           (947)
                                                  --------        --------
             Inventories, net                     $ 32,999        $ 29,107
                                                  ========        ========

Note 3 - Start-Up Costs - Costs associated with start-up activities are charged to expense as incurred. During the nine months ended September 30, 1998 the Company incurred approximately $3,260 related to preparation of the new Tennessee light truck wheels facility which started operations in August 1998.

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

Pursuant to the Agreement, effective January 21, 1998, Hubcap Acquisition acquired approximately 90% of the common stock of the Company for a net redemption price of $450,030 ($468,000 purchase price less a $17,970 adjustment for changes in working capital and the difference between actual and projected capital expenditures). In connection with the recapitalization, Hubcap Acquisition made an equity investment in the Company of $108,000, and the Company issued $200,000 of 9.25% senior subordinated notes at 99.48% due 2008 and obtained $164,750 in bank borrowings, including $135,000 of borrowings under senior secured term loans due 2005 and 2006 with variable interest rates and $29,750 of borrowings under a $140,000 senior secured revolving line of credit expiring 2004 with a variable interest rate.

Costs of $21,742 incurred in connection with the recapitalization have been reflected (i) $14,243 as deferred financing costs , (ii) $5,259 as a component of the cost of the redemption and (iii) $2,240 as a current year expense. The Company is amortizing the deferred financing costs over the life of the related debt using the interest method.

Pursuant to the Agreement, $2,512 of certain pension, postretirement benefit liabilities and other liabilities were assumed by PDC and accordingly have been offset against the cost of the redemption.

Concurrent with the redemption, the Company recorded a $20,000 deferred tax asset net of a $40,000 valuation allowance related to the increase in the tax basis of assets with a corresponding credit to "Additional paid in capital."

Subsequent to the recapitalization, effective September 30, 1998, PDC sold its remaining interest in the Company to RSTW Partners III, L.P.

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

Pursuant to the 1998 Plan, 2,667 shares of common stock of the Company are reserved for issuance under such plan.

At September 30, 1998, the Company has issued 728 shares of common stock under the 1998 Plan Purchase Stock totaling $3,640 under the terms of stock subscription agreements with various management personnel of the Company. The unpaid principal balance under the stock subscription agreements has been recorded as a reduction of stockholders' equity. In addition, 1,378 shares have been granted as 1998 Plan Options at an exercise price of five thousand dollars per share. At September 30, 1998, all 1998 Plan Options were unexercised. Time options vest in equal installments over a five year period from the date of the grant. Performance options vest after approximately eight years or vest at an accelerated rate if the Company meets certain performance objectives.

Note 8 - Labor Relations -The Company's prior contract with the UAW covering employees at the Henderson Facility expired in February 1998 and the Company was not able to negotiate a mutually acceptable agreement with the UAW. Therefore, a strike occurred at the Henderson Facility on February 20,

1998. The Company is continuing to operate with its salaried employees and contractors. On March 31, 1998, the Company began an indefinite lock-out. On September 19, 1998 the members of the UAW rejected the Company's revised final offer for a new contract. Currently, there is, and the Company believes that there will be, no supply disruption to the Company's customer base; however, there can be no assurance to that effect.

Note 9 - AKW L.P. Wheel Replacement Campaign - On April 17, 1998, the Company's 50% owned limited partnership joint venture, AKW L.P. ("AKW") determined that it would replace approximately 47,800 wheels due to a potential safety hazard and submitted notice to the National Highway Safety Administration ("NHSA"). These wheels were produced during the period April 23, 1997 through February 28, 1998. Subsequent to submitting notice to the NHSA, AKW management determined its estimated total liability to replace all wheels was approximately $6,800 and accordingly, the Company has reflected its portion of the expense ($3,400) as a reduction in "Equity in earnings of affiliates" in the statement of income for the nine months ended September 30, 1998.

Note 10 - Related Party Transactions - PDC, a previous principal stockholder of the Company, entered into retention agreements with certain executive management personnel to compensate individuals for service over a six month period from the date of the redemption. Such costs which have been paid by PDC are being charged to expense by the Company over the terms of the retention agreements with a corresponding credit to "Additional paid in capital."

Note 11 - Supplemental Cash Flow Disclosure - During the nine months ended September 30, 1998, the Company paid $17,921 and $6,486 for interest and income taxes, respectively. Non-cash transactions that resulted from the redemption in 1998 included the issuance of common stock and the related stock subscriptions receivable of $1,539 and the increase in stockholders' equity and the net deferred tax asset in the amount of $20,000 from the increase in the tax basis of assets.

Note 12 - New Accounting Pronouncement - Statement of Financial Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998 and is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a fair value hedge, a cash flow hedge, or a hedge of foreign currency exposure. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. Management has not yet fully evaluated the effect of the new standard on the financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Three Months Ended September 30, 1998 Compared to the Three Months Ended September 30, 1997.

Net Sales. Net sales increased by $15.6 million, or 19.8%, for the three months ended September 30, 1998 to $94.0 million, compared to $78.4 million for the three months ended September 30, 1997. The increase in net sales is primarily due to increased industry volume and sales of Accuride de Mexico ("ADM") which was formed in November 1997.

Gross Profit. Gross profit increased by $1.8 million, or 10.4%, to $19.6 million for the three months ended September 30, 1998 from $17.8 million for the three months ended September 30, 1997. Gross profit as a percentage of net sales decreased to 20.9% for the three months ended September 30, 1998 from 22.7% for the three months ended September 30, 1997. The decrease in gross profit as a percentage of sales is primarily due to the cost associated with the strike at the Henderson facility of $0.6 million and the impact of a restructuring cost associated with the London, Ontario facility.

Operating Expenses. Operating expenses increased by $2.5 million, or 45.9%, to $7.9 million for the three months ended September 30, 1998 from $5.4 million for the three months ended September 30, 1997. This increase was primarily due to stand alone costs associated with operating as a separate company since the acquisition by Hubcap Acquisition, start-up costs of $0.4 million relating to the new Tennessee light truck wheels facility, management retention bonuses of $0.2 million recorded in conjunction with the redemption paid by PDC, a previous principal stockholder (See Note 10), and selling, general and administrative expenses of ADM of $0.6 million. Excluding the expenses recorded for start-up costs and management retention bonuses for the three months ended September 30, 1998, operating expenses as a percentage of net sales increased to 7.7% for the three months ended September 30, 1998 from 6.9% for the three months ended September 30, 1997 primarily due to stand alone costs associated with operating as a separate company since the acquisition by Hubcap Acquisition.

Other Income (Expense). Interest expense increased to $8.9 million for the three months ended September 30, 1998 compared to $9 thousand for the three months ended September 30, 1997, due to the debt incurred related to the recapitalization (see Note 4) of the Company on January 21, 1998. Equity in earnings (losses) of affiliates increased by approximately $0.5 million to $2.4 million for the three months ended September 30, 1998 from $1.9 million for the three months ended September 30, 1997. The increase was due to the increased equity earnings from the AKW joint venture which contributed $2.3 million of earnings in the third quarter of 1998 as compared to $1.7 million in the third quarter of 1997. Other expenses increased by $2.0 million due to a $1.3 million loss on a forward exchange contract and a foreign currency loss incurred at ADM, partially offset by a foreign currency gain at Accuride Canada, Inc.

Adjusted EBITDA. Adjusted EBITDA increased by $1.5 million, or 8.0%, to $20.8 million for the three months ended September 30, 1998 from $19.3 million for the three months ended September 30, 1997 due to higher steel product sales volume. In determining Adjusted EBITDA for the three months ended September 30, 1998, income from operations has been increased by depreciation and amortization (except for amortization of debt issue cost), equity in earnings of affiliates and (i) $0.2 million of management retention bonuses paid by PDC, a previous principal stockholder in July 1998, (ii) an estimated $1.1 million restructuring cost at the London, Ontario facility, and (iii) an estimated cost of $0.6 million incurred in connection with the strike at the Company's facility in Henderson, Kentucky. In determining Adjusted EBITDA for the three months ended September 30, 1997, income from operations has been increased by depreciation and amortization and equity in earnings (losses) of affiliates.

Net Income. Net income decreased $8.6 million, or 88.7%, to $1.1 million for the three months ended September 30, 1998 from $9.7 million for the three months ended September 30, 1997 due to lower pretax earnings, as described above, and a higher effective tax rate. A decrease in the forecasted 1998 pretax earnings increased the year to date effective tax rate and significantly increased the quarterly effective tax rate.

Nine Months Ended September 30, 1998 Compared to the Nine Months Ended September 30, 1997.

Net Sales. Net sales increased by $38.5 million, or 15.6%, for the nine months ended September 30, 1998 to $285.5 million, compared to $247.0 million for the nine months ended September 30, 1997. The increase in net sales is primarily due to increased industry volume and sales of ADM which was formed in November 1997. Sales of aluminum wheels prior to the formation of the AKW joint venture in May 1997, were reflected in the Company's net sales and gross profit amounts through the former buy and resell agreement between the Company and Kaiser Aluminum & Chemical Corporation. Earnings from the AKW joint venture are currently reflected in other income as equity earnings. Excluding $19.1 million in net sales of aluminum products through the buy and resell agreement for the four month period ended April 30, 1997, net sales increased by $57.6 million, or 25.3%, to $285.5 million for the nine months ended September 30, 1998 compared to $227.9 million for the nine months ended September 30, 1997.

Gross Profit. Gross profit increased by $17.7 million, or 39.2%, to $63.0 million for the nine months ended September 30, 1998 from $45.3 million for the nine months ended September 30, 1997. Gross profit as a percentage of net sales increased to 22.1% for the nine months ended September 30, 1998 from 18.3% for the nine months ended September 30, 1997. Production costs were higher for the first nine months of 1997 due to estimated incremental strike costs of $7.1 million at the London, Ontario facility, partially offset by estimated incremental strike costs of $3.6 million at the Henderson, Kentucky facility in the first nine months of 1998. Additionally, the first nine months of 1997 included aluminum sales under the buy and resell agreement, which had significantly lower margins than steel wheel sales. Excluding strike costs in 1997 and 1998 and $1.1 million in gross profit relating to sales of aluminum products through the buy and resell agreement for the first four months of 1997, gross profit increased by $15.3 million, or 29.8%, to $66.6 million for the nine months ended September 30, 1998 from $51.3 million for the nine months ended September 30, 1997. Excluding sales and gross profit relating to aluminum products, gross profit as a percentage of net sales increased to 22.1% for the nine months ended September 30, 1998 from 19.4% for the nine months ended September 30, 1997. The increase was due to continuing productivity improvements at the Henderson and London facilities.

Operating Expenses. Operating expenses increased by $10.9 million, or 73.1%, to $25.8 million for the nine months ended September 30, 1998 from $14.9 million for the nine months ended September 30, 1997. This increase was primarily due to start-up costs of $3.3 million relating to the new Tennessee light truck wheels facility, management retention bonuses of $1.9 million recorded in conjunction with the redemption paid by PDC, a previous principal stockholder (See Note 10), professional fees related to the recapitalization of $2.2 million and selling, general and administrative expenses of ADM of $2.4 million. Excluding the expenses recorded for start-up costs, management retention bonuses and recapitalization professional fees for the nine months ended September 30, 1998, operating expenses as a percentage of net sales increased to 6.4% for the nine months ended September 30, 1998 from 6.0% for the nine months ended September 30, 1997 primarily due to stand alone costs associated with operating as a separate company since the acquisition by Hubcap Acquisition.

Other Income (Expense). Interest expense increased to $24.3 million for the nine months ended September 30, 1998 compared to $24 thousand for the nine months ended September 30, 1997 due to the debt incurred related to the recapitalization (See Note 4) of the Company on January 21, 1998. Equity in earnings (losses) of affiliates decreased by approximately $1.2 million to $1.8 million for the nine months ended September 30, 1998 from $3.0 million for the nine months ended September 30, 1997. The decrease was primarily due to the effect of a product recall campaign implemented at AKW (See
Note 9). Excluding the $3.4 million related to the recall, equity in earnings of affiliates increased $2.2 million for the nine months ended September 30, 1998 to $5.2 million from $3.0 million for the nine months ended September 30, 1997 due to increased equity earnings related to the AKW joint venture beginning in May 1997, which contributed $4.9 million (excluding the $3.4 million recall) of earnings for the nine months ended September 30,1998 compared to earnings of $2.8 million for the five month period ended September 30, 1997. Other expenses increased by $2.3 million due to the $1.2 million loss on a forward exchange contract and foreign currency losses incurred at ADM, partially offset by foreign currency gains at Accuride Canada, Inc. Minority interest of $0.5 million for the nine months ended September 30, 1998 relates to ADM.

Adjusted EBITDA. Adjusted EBITDA increased by $12.4 million, or 22.2%, to $68.2 million for the nine months ended September 30, 1998 from $55.8 million for the nine months ended September 30, 1997 due to higher steel product sales volume. In determining Adjusted EBITDA for the nine months ended September 30, 1998, income from operations has been increased by depreciation and amortization (except for amortization of debt issue cost), equity in earnings of affiliates and (i) an estimated $3.6 million of costs incurred in connection with the strike in 1998 at the Company's facility in Henderson, Kentucky, (ii) $1.9 million of management retention bonuses paid by PDC, a previous principal stockholder, in 1998, (iii) $2.24 million of recapitalization professional fees,
(iv) $3.4 million representing the impact of the AKW wheel recall campaign implemented in 1998 and (v) $1.1 million of estimated restructuring costs at the London, Ontario facility. In determining Adjusted EBITDA for the nine months ended September 30, 1997, income from operations has been increased by depreciation and amortization, equity in earnings (losses) of affiliates and $7.1 million representing the estimated impact of the strike at the London, Ontario facility in the first quarter of 1997.

Net Income. Net income decreased by $14.9 million, or 70.1%, to $6.4 million for the nine months ended September 30, 1998 from $21.3 million for the nine months ended September 30, 1997, due to lower pretax earnings, as described above, and a higher effective tax rate.

Changes in Financial Condition

At September 30, 1998, the Company's total assets amounted to $397.9 million, as compared to $347.4 million at December 31, 1997. The $50.5 million or 14.5% increase in total assets during the nine months ended September 30, 1998 was primarily the result of a $14.2 million increase relating to debt issuance costs, an increase in deferred tax assets of $2.6 million, an increase in net property plant and equipment of $14.8 million, an increase of $5.2 million in prepaid expenses, and a $11.1 million increase in customer receivables. The increase in debt issuance costs was a result of the recapitalization. The increase in deferred tax assets was due to the step-up in tax basis of certain assets. The increase in net property, plant and equipment was primarily due to investments in the Columbia, Tennessee facility and ADM. The increase in prepaid expenses was primarily due to an increase in prepaid income taxes. The increase in customer receivables reflected increased sales volume from U.S. customers, as well as the acceleration of production and sales from ADM during the nine months ended September 30, 1998.

At September 30, 1998, the Company's total liabilities amounted to $450.9 million, as compared to $86.5 million at December 31, 1997. The $364.4 million or 421.1% increase in total liabilities was primarily due to the $389.5 million increase in long-term debt and related $5.2 million increase in accrued interest. The increase in liabilities was partially offset by a $16.1 million decrease in the deferred income tax liability and a $12.1 million decrease in short-term notes payable. The increase in long-term debt occurred pursuant to the recapitalization. The increase in accrued interest is attributable to the debt incurred due to the recapitalization. The $16.1 million decrease in the deferred income tax liability was primarily due to the step-up in tax basis of certain assets. The decrease in the short-term notes payable reflects the repayment of indebtedness by ADM.

Capital Resources and Liquidity

The Company's primary sources of liquidity are cash flow from operations and borrowings under the revolving line of credit. The Company's primary uses of cash are funding working capital, capital expenditures and the Company's expansion plans and to service debt.

The Company expects its capital expenditures (excluding capital expenditures by ADM of approximately $19.6 million) to increase to approximately $28.7 million in 1998. It is anticipated that these expenditures will fund (i) approximately $15.0 million to develop the Tennessee Facility; (ii) investments in productivity improvements in 1998 to its steel wheel business, which the Company estimates will require an investment of approximately $6.9 million during 1998 and (iii) maintenance expenditures of approximately $6.8 million in 1998. Investments in productivity improvements are expected to be focused on additional automation, shop floor and engineering systems, and improved coating capabilities. If there is sufficient demand, the Company is contemplating expanding the capacity of the Tennessee Facility in 1999.

In addition, the Company anticipates that ADM will require capital expenditures of approximately $19.6 million in 1998 to construct and equip the Monterrey Facility. The Monterrey Facility is expected to be operational in mid-1999 at an approximate cost for land and building of $9.2 million. Total project cost through 1999 is expected to be approximately $29.0 million, of which approximately $10.9 million was spent as of September 30, 1998. The Company finalized a $32.5 million credit facility for ADM on July 9, 1998. This is comprised of a term loan of $25.0 million and a working capital facility of $7.5 million.

Management believes that cash flow from operations and availability under the revolving line of credit will provide adequate funds for the Company's foreseeable working capital needs, planned capital expenditures and debt service obligations. Any future acquisitions, joint ventures or other similar transactions will likely require additional capital, and there can be no assurance that any such capital will be available to the Company on acceptable terms or at all. The Company's ability to fund its working capital needs, planned capital expenditures and scheduled debt payments, to implement its expansion plans, to refinance indebtedness and to comply with all of the financial covenants under its debt agreements, depends on its future operating performance and cash flow, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond the Company's control.

At September 30, 1998, the Company's stockholders' equity (deficiency) amounted to $(58.4) million, compared to $256.1 million at December 31, 1997. The decrease in stockholders' equity (deficiency) was primarily due to the cost of the redemption of $452.8 million, which was partially offset by $110.1 million increase in common stock and additional paid-in capital, net of the related stock subscriptions receivable.

Year 2000 Compliance

In 1997, a comprehensive project plan to address the Year 2000 issue as it relates to the Company's operation was developed and implemented. The scope of the plan includes seven phases including Awareness, Identification, Impact Analysis, Risk Evaluation, Remediation, Testing and Contingency Planning. A project team that consists of key members of the technology staff, representatives of functional business units and senior management was developed. Additionally, the duties of the Business Systems Team Leader were realigned to serve primarily as the Year 2000 project manager.

An assessment of the impact of the Year 2000 issue on the Company's computer systems has recently been completed. From the assessment, the Company has identified and prioritized those systems deemed to be mission critical or those that have a significant impact on normal operations.

The Company relies on third party vendors and service providers for certain data processing capabilities. Formal communications with these providers were initiated in 1997 to assess the Year 2000 readiness of their products and services. Responses indicate that the significant providers currently have compliant versions available or are well into the renovation and testing phases with completion scheduled for late 1998. However, the Company can give no guarantee that the systems of these service providers and vendors on which the Company's systems rely will be timely Year 2000 compliant.

Additionally, the Company has implemented a plan to manage the potential risk posed by the impact of the Year 2000 issue on its major customers and suppliers. Formal communications have been initiated, and the assessment is moving forward on schedule.

Current Status. The project team estimates that the Company's Year 2000 readiness project is approximately 70% complete. The following table provides a summary of the current status of the seven phases involved and a projected timetable for completion.

Project Phase       % Completed   Completion       Comments
-------------       -----------   ----------       --------

Awareness           100%          Completed
Inventory           100%          Completed
Impact Analysis     100%          Completed
Risk Evaluation     90%           Nov. 30, 1998    Suppliers & service providers
                                                   are being evaluated.
Remediation         95%           July 31, 1999    All critical systems are
                                                   completed.
Testing             80%           June 30, 1999    Involves ongoing testing of
                                                   critical systems
Contingency Plan    5%            Sept. 30, 1999

Overall Completion Estimate           70%

Costs. The Company has thus far primarily used and expects to continue to use internal resources to implement its readiness plan and to upgrade or replace and test systems affected by the Year 2000 issue. During the first nine months of 1998, the Company incurred approximately $0.7 million of direct and indirect costs for company-owned systems and applications related to Year 2000 remediation. A majority of these costs are currently believed to be incremental expenses that will not recur in the Year 2000 or thereafter. Year 2000 remediation costs were approximately $1.4 million in 1997. The Company estimates that its additional costs for Year 2000 remediation and testing of its computer systems through the end of 1999 will not exceed $1.1 million.

The costs and the timetable in which the Company plans to complete the Year 2000 readiness activities are based on management's estimates, which were derived using numerous assumptions of future events including the continued availability of certain resources, third party readiness plans and other factors. The Company can make no guarantee that these estimates will be achieved, and actual results could differ from such plans.

Risk Assessment. Given information known at this time about the Company's systems that are non-compliant, coupled with the Company's ongoing, normal course of business efforts to upgrade or replace critical systems, as necessary, management does not expect Year 2000 compliance costs to have any material adverse impact on the Company. No assurance can be given, however, that all of the Company's systems, and those of significant customers and suppliers, will be Year 2000 compliant or the failure to achieve substantial Year 2000 compliance will not have a material adverse effect on the Company.

Contingency Plan. Realizing that some disruption may occur despite its efforts, the Company is in the process of developing contingency plans for each critical system in the event that one or more of those systems fail. While this is an ongoing process, the Company expects to have the contingency plan substantially documented by September 30, 1999.

Factors Affecting Future Results

The factors discussed below, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report, including, without limitation, in "Management's Discussion and Analysis of Financial Condition and Results of Operations", in the Company's related press release and in oral statements made by authorized officers of the Company. When used in this report, any press release or oral statements, the words "estimate," "project," "anticipate," "expect," "intend," "believe" and similar expressions are intended to identify forward-looking statements. All of these forward-looking statements are based on estimates and assumptions made by management of the Company, which, although believed to be reasonable, are inherently uncertain. Therefore, undue reliance should not be placed upon such estimates and statements. No assurance can be given that any of such statements or estimates will be realized and actual results will differ from those contemplated by such forward-looking statements. Accordingly, the Company hereby identifies the following important factors which could cause the Company's financial results to differ materially from any such results which might be projected, forecast, estimated or budgeted by the Company in forward-looking statements:

o significant indebtedness of the Company may have important consequences, including, but not limited to, impairment of the Company's ability to obtain additional financing, reduction of funds available for operations and business opportunities or limitation on the Company's ability to dispose of assets;
o the Company's ability to service its indebtedness is dependent upon operating cash flow of its subsidiaries and joint ventures;
o loss of a major customer could have material adverse effect on the Company's business;
o original equipment manufacturers' demands for price reduction may adversely affect profitability;
o cyclical nature of industry could cause fluctuations in demand for Company's products;
o     labor strike may disrupt the Company's supply to its customer base;
o interruption in supply of steel or aluminum could reduce Company's ability to obtain favorable sourcing of such raw materials;
o     Company's competitors could reduce market for the Company's product;
o potential liability of the Company for environmental matters and the costs of compliance with certain governmental regulations could have a material adverse effect on the Company's financial condition and may adversely affect the Company's ability to sell or rent such property or to borrow using such property as collateral;
o Company may have difficulty in achieving growth strategies and there is no assurance that such strategies will be successful or will improve operating results;
o     continued service of key management personnel is not guaranteed;
o interests of the principal stockholder of the Company may conflict with the interests of the holders of securities of the Company; and
o no assurance that the Company's computer software and operating systems, or those of its customers or suppliers, will be Year 2000 compliant.

      The foregoing review of the factors should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company prior to this filing. For further information, refer to the "Risk Factors"
section included in the Company's Amendment No. 2 to Form S-4 filed with the Securities and Exchange Commission on July 17, 1998.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        The Company is not involved in any pending legal proceedings other than non-material legal proceedings occurring in the ordinary course of business.

Item 2. Changes in Securities

        During the thirteen weeks ended September 30, 1998, the Company issued approximately 28 shares of the Company's common stock, par value $.01 per share ("Common Stock") to certain members of management for aggregate consideration in cash and secured promissory notes of approximately $140,000. During such period, the Company also issued options to purchase approximately 28 shares of Common Stock to such members of management. The exercise price of such options was $5,000 per share. None of these securities were registered under the Securities Act.

        Such issuances of Common Stock and options to purchase Common Stock were made pursuant to the 1998 Stock Purchase and Option Plan for Employees of Accuride Corporation and Subsidiaries. In each of the above instances, exemption from registration under the Securities Act was based upon the grounds that the issuance of such securities did not involve a public offering within the meaning of Section 4(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities

        Not applicable.

Item 4. Submissions of Matters to a Vote of Security Holders

        On August 1, 1998 action was taken by written consent of Hubcap Acquisition L.L.C., a shareholder holding approximately 87% of the Common Stock of the Company, approving grants to employees of purchase stock and stock options pursuant to the 1998 Stock Purchase and Option Plan for Employees of Accuride Corporation and Subsidiaries.

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


ACCURIDE CORPORATION


/s/ William P. Greubel
    ----------------------------------------------------
    William P. Greubel
    President and Chief Executive Officer


/s/ John R. Murphy
    ----------------------------------------------------
    John R. Murphy
    Vice President - Finance and Chief Financial Officer


Dated: November 13, 1998