Form 10-K405
period 1998-12-31
ACCURIDE CORP
filed 1999-03-30
CIK 817979

                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the Transition Period from                 to
                                       -------------      -------------

                        COMMISSION FILE NUMBER 333-50239

                   -------------------------------------------

                              ACCURIDE CORPORATION
             (Exact name of registrant as specified in its charter)

                DELAWARE                                 61-1109077
     (State or other jurisdiction of                  (I.R.S.  Employer
     incorporation or organization)                   Identification No.)

2315 ADAMS LANE, HENDERSON, KENTUCKY                            42420
  (Address of principal executive offices)                   (Zip Code)

       Registrant's telephone number, including area code: (502) 826-5000
           Securities registered pursuant to Section 12(b) of the Act:

                                     "None"

           Securities registered pursuant to Section 12(g) of the Act:
                                     "None"

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             -----   -----

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

       As of March 1, 1999, 24,768 shares of Accuride Corporation common stock, par value $.01 per share (the "Common Stock") were outstanding. The Common Stock is privately held and, to the knowledge of registrant, no shares have been sold in the past 60 days.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                              ACCURIDE CORPORATION
                                    FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 1998

PART I

   Item 1.  Business

   Item 2.  Properties

   Item 3.  Legal Proceedings

   Item 4.  Submission of Matters to a Vote of Security Holders

PART II

   Item 5.  Market for Registrant's Common Equity and Related Stockholder
            Matters

   Item 6.  Selected Financial Data

   Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Item 7A. Quantitative and Qualitative Disclosure About Market Risk

   Item 8.  Financial Statements and Supplementary Data

   Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III

   Item 10. Directors and Executive Officers

   Item 11. Executive Compensation

   Item 12. Security Ownership of Certain Beneficial Owners and Management

   Item 13. Certain Relationships and Related Party Transactions

PART IV

   Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

   Signatures

FINANCIAL STATEMENTS

   Independent Auditors' Report

   Consolidated Balance Sheets

   Consolidated Statements of Income

   Consolidated Statements of Stockholders' Equity (Deficiency)

   Consolidated Statements of Cash Flows

   Notes to Consolidated Financial Statements
   Financial Statement Schedules

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Accuride Corporation, a Delaware corporation ("Accuride" or the "Company"), manufactures and supplies wheels and rims ("Wheels") for heavy and medium commercial vehicles. The Company estimates that it has approximately a 66% share in the North American Wheel market for heavy and medium trucks, buses, vans ("Heavy/Medium Trucks") and trailers ("Trailers"). The Company offers the broadest product line in the North American Heavy/Medium Truck and Trailer Wheel industry and is the only North American manufacturer and supplier of both steel and aluminum Wheels for Heavy/Medium Trucks and Trailers ("Heavy/Medium Wheels").

       The Company sells its Wheels primarily to Heavy/Medium Truck, Trailer and Light Truck (as defined) original equipment manufacturers ("OEMs"). Major customers include Ford Motor Company ("Ford"), Freightliner Corporation ("Freightliner"), General Motors Corporation ("General Motors"), Mack Trucks, Inc. ("Mack"), Navistar International Transportation Corporation ("Navistar"), Volvo Trucks North America ("Volvo") and Paccar, Inc. ("Paccar"). For over 10 years, the Company's steel Wheels have been standard equipment at all North American Heavy/Medium Truck OEMs and at a majority of North American Trailer OEMs. In addition, the Company's steel Wheels are standard equipment at a majority of North America's largest trucking fleets, such as Ruan Transportation Management Systems, J.B. Hunt Transport Services, Ryder Truck Rental, Inc. and Schneider Specialized Carriers, Inc.

         The North American commercial vehicle industry may be divided into three areas: (i)Heavy/Medium Trucks, (ii) Trailers and (iii) commercial and other vehicles such as light commercial trucks, pick-up trucks, sport utility vehicles and vans ("Light Trucks"). According to industry sources, new builds in the North American Heavy/Medium Truck and Trailer markets have grown to 733,000 units in 1998 from 455,000 units in 1992. Over that same period, new builds in the North American Light Truck market have grown to 7.6 million units from 4.2 million units. Management believes that the growth in the North American Heavy/Medium Truck and Trailer markets has been driven by the sustained economic growth in North America and shorter fleet trade-in cycles, while the growth in the North American Light Truck market has been driven by the increase in the popularity of sport utility vehicles and pick-up trucks, coupled with overall sustained economic growth.

CORPORATE HISTORY

         Accuride and Accuride Canada Inc., a corporation formed under the laws of the province of Ontario, Canada and a wholly owned subsidiary of Accuride, were incorporated in November 1986 for the purpose of acquiring substantially all of the assets and assuming certain of the liabilities of Firestone Steel Products, a division of The Firestone Tire & Rubber Company. The respective acquisitions by the companies were consummated in December 1986. In 1988, the Company was purchased by Phelps Dodge Corporation ("Phelps Dodge"), the sole owner prior to the Recapitalization described below. See "The Recapitalization."

THE RECAPITALIZATION

         On November 17, 1997, the Company entered into a stock subscription agreement with Hubcap Acquisition L.L.C. ("Hubcap Acquisition") pursuant to which Hubcap Acquisition acquired control of the Company. Hubcap Acquisition is a Delaware limited liability company whose members are KKR 1996 Fund L.P. and KKR Partners II, L.P., which are affiliates of Kohlberg Kravis Roberts & Co. L.P. ("KKR"). The acquisition consisted of an equity investment in the Company (the "Equity Investment") together with approximately $363.7 million of aggregate proceeds from certain financings described below (collectively, the "Financings") which were collectively used to redeem shares of Common Stock of the Company ("Common Stock") owned by Phelps Dodge (the "Redemption") and obtain a noncompetition agreement. The Equity Investment, Financings, and Redemption are collectively referred to as the "Recapitalization." Immediately after the closing of the Recapitalization, Hubcap Acquisition owned 90% of the Common Stock and Phelps

Dodge owned 10% of the Common Stock. Shortly after the Recapitalization, the Company sold additional shares of Common Stock and granted options to purchase Common Stock to senior management of the Company representing, in the aggregate, approximately 10% of the fully diluted equity of the Company. Phelps Dodge subsequently sold its remaining interest in the Company to RSTW Partners III, L.P.

         The Financings included (i) an aggregate of approximately $164.8 million of bank borrowings by the Company, including $135.0 million of borrowings under senior secured term loans (the "Term Loans") and $29.8 million of borrowings under a $140.0 million senior secured revolving credit facility (the "Revolver" and, together with the Term Loans, the "Credit Facility"), and (ii) $200.0 million aggregate principal amount of private notes ("Private Notes"). The Revolver is available for the Company's working capital requirements and the implementation of the Company's growth strategy. The Private Notes were exchanged for public notes ("Exchange Notes") which were registered under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to a registration statement on Form S-4 declared effective by the Securities and Exchange Commission (the "Commission") on July 23, 1998. The Exchange Notes evidence the same debt as the Private Notes (which they replace) and are entitled to the benefits of an indenture dated January 21, 1998 (the "Indenture"). The Private Notes and the Exchange Notes are sometimes collectively referred to herein as the "Notes."

STRATEGIC ALLIANCES

         The Company has implemented a number of strategic alliances to strengthen its position in the worldwide Wheel industry. These include the following: (i) a joint venture with Kaiser Aluminum and Chemical Corporation ("Kaiser") to produce aluminum Wheels, (ii) a joint venture with Industria Automotriz S.A. de C.V. ("IaSa") to produce steel Wheels in Mexico, and (iii) a joint venture with Goodyear Tire and Rubber Company ("Goodyear") to assemble Wheels and tires for Navistar ("AOT").

         ACCURIDE/KAISER WHEELS. In May, 1997, the Company and Kaiser established AKW L.P. ("AKW") to produce aluminum Wheels. Prior to the formation of AKW, the Company participated in the aluminum Wheel market through a twenty-five year buy-and-resell agreement with Kaiser. Historically, the Company often could not satisfy customer demand for aluminum Heavy/Medium Wheels because of Kaiser's capacity constraints. In response to the growing demand for its aluminum Wheels and a desire to increase its market share and further its single source capabilities, the Company invested $20.8 million in May 1997 for a 50% interest in AKW. Since its inception, AKW has increased its aluminum Heavy/Medium Wheel capacity by over 40%. Despite this recent expansion, AKW continues to operate at or near capacity and is in the process of increasing capacity further to satisfy customer demand. On January 22, 1999, the Company announced that it had executed a letter of intent to acquire Kaiser's 50% interest in AKW.

         ACCURIDE DE MEXICO. Most of the Company's Heavy/Medium Truck and Light Truck customers either already produce vehicles in Mexico or plan to do so in the near future. These customers have indicated that they will require local sourcing as they expand their operations in Mexico. Historically, the Company supplied OEMs in Mexico from its Henderson, Kentucky facility and its Ontario, Canada facility. On November 5, 1997, the Company invested $4.9 million for a 51% interest in Accuride de Mexico, S.A. de C.V. ("AdM"), a venture with IaSa, Mexico's only commercial vehicle Wheel manufacturer. The Company will use AdM as a platform to supply the growing Latin American assembly operations of many of its top customers, including Ford, Freightliner, General Motors, Navistar, Paccar and Volvo. AdM has built a new facility in Monterrey, Mexico, which is scheduled to begin production in mid-1999. Until such time, IaSa has agreed to contract manufacture AdM's Wheel requirements from IaSa's existing Wheel operations. IaSa has entered into a noncompetition agreement with AdM and no longer participates in the Wheel business other than through its interest in AdM. Under the AdM venture agreement, to the extent the Company pursues opportunities in Mexico and other Latin American countries, the Company is required to offer the right of first refusal to AdM.

       ASSEMBLIES ON TIME. The Company and Goodyear formed AOT, Inc. ("AOT") in June 1991 in order to assemble Wheels and tires for Navistar near Navistar's truck assembly operation in Springfield, Ohio. The Company and Goodyear each own 50% of AOT. In April 1998 the Company and Goodyear formed Assembly On Time Canada Inc. (which subsequently changed its name to AOT Canada Ltd), as a wholly owned subsidiary of AOT to expand the AOT operations for Navistar to a new facility in Talbotville, Ontario, Canada.

INDUSTRY OVERVIEW

         The size of the steel and aluminum commercial vehicle Wheel industry in North America is approximately $1.9 billion. Wheels are produced for (i) Heavy/Medium Trucks, which are over-the-road vehicles designed to carry over 10,000 pounds such as large multi-axle rigs, buses and moving trucks; (ii) Trailers, which includes trailers and chassis; and (iii) Light Trucks, which are vehicles designed to carry under 10,000 pounds such as pick-up trucks, walk-in delivery vans and sport utility vehicles. Wheels produced for Heavy/Medium Trucks and Trailers are larger and heavier dual Wheels. Wheels produced for Light Trucks are smaller and lighter single or dual Wheels.

         The commercial wheel industry may be categorized in three ways: (i) by vehicle category-Heavy/Medium Wheels and Light Truck Wheels, (ii) by production material-steel and aluminum Wheels, and (iii) by vehicle application-dual and single Wheels.

         HEAVY/MEDIUM WHEELS AND LIGHT TRUCK WHEELS. Heavy/Medium Wheels range in diameter from 17.5" to 24.5". Purchasers of Heavy/Medium Wheels consist primarily of Heavy/Medium Truck OEMs such as Freightliner, Mack and Navistar, and Heavy/Medium Trailer OEMs such as Great Dane Limited Partnership ("Great Dane"), Utility Trailer Manufacturing Company ("Utility") and Wabash National, Inc. ("Wabash"). The Heavy/Medium Wheel segment is driven by the volume of Heavy/Medium Truck and Trailer manufacturing, which is tied to macroeconomic trends such as economic growth and fuel prices. In 1998, industry sales of Heavy/Medium Wheels in North America were approximately $679 million.

         Light Truck Wheels range in diameter from 14" to 19.5". Purchasers of Light Truck Wheels consist primarily of Light Truck OEMs such as Ford and General Motors. The Light Truck Wheel market is driven by the volume of production of Light Trucks as well as the trend toward the use of larger diameter Light Truck Wheels in smaller Light Trucks such as sport utility vehicles to improve styling and performance. In 1998, industry sales of Light Truck Wheels in North America were approximately $1.2 billion.

         STEEL AND ALUMINUM WHEELS. Steel Wheels are more resistant to damage and hold a substantial price advantage over aluminum Wheels. Aluminum Wheels are generally lighter in weight, more readily stylized and approximately four times more expensive than steel Wheels. The growth of aluminum Heavy/Medium Wheel and Light Truck Wheel sales is driven by the increasing importance of the aesthetic aspect of Wheels, particularly in the Light Truck Wheel segment, and, to a lesser extent, reduced vehicle weight.

         DUAL AND SINGLE WHEELS. Dual Wheels, which carry higher load ratings, are used on Heavy/Medium Trucks, Trailers and Light Trucks. Dual Wheels may be mounted in tandem (i.e., side-by-side, two wheels on each end of an axle) or individually. Single Wheels are used on Light Trucks and passenger cars. The Company is the only producer of both dual and single steel Light Truck Wheels in North America.

PRODUCTS AND SERVICES

         The Company has the broadest product line in the North American Heavy/Medium Wheel industry. The Company also competes in the Light Truck Wheel market for larger (with diameters of 16" and over) steel Wheels for Light Trucks. The Company offers steel and aluminum Wheels for Heavy/Medium Trucks and Trailers, heavy-duty Wheels for the construction industry and stylized steel Wheels for Light Trucks. Other than through AdM, the Company does not produce smaller Wheels (with diameters under 16") or Wheels with diameters in excess of 24.5". AdM produces a wide range of steel Wheels, from smaller passenger car Wheels and motorcycle Wheels to large agricultural vehicle Wheels with diameters in excess of 24.5".

         The following table shows the size of each market served in 1998 and the Company's estimated market share of each such market.

                                                ACCURIDE'S SHARE OF THE
                                        1998 NORTH AMERICAN HEAVY/MEDIUM WHEEL

                                             AND LIGHT TRUCK WHEEL MARKETS

                                           Dual Wheels           Single Wheels             Total
(dollars in millions)                  Size        Share(1)   Size       Share(1)    Size        Share(1)
Heavy/Medium Wheels
Steel ...........................     $  347         77%         --         --      $  347         77%
Aluminum (2) ....................     $  332         24%         --         --      $  332         24%
  Total Heavy/Medium Wheels......     $  679         66%         --         --      $  679         66%
Light Truck Wheels
Steel ...........................     $   46         87%     $  357          7%     $  403         13%
Aluminum ........................     $   12          0%     $  801          0%     $  813          0%
  Total Light Wheels ............     $   58         79%     $1,158          4%     $1,216          7%
                                      ------                 ------                 ------
Total ...........................     $  737                 $1,158                 $1,895


CUSTOMERS

         The Company's customers fall into four general categories: (i) Heavy/Medium Truck OEMs (which represented approximately 53% of the Company's 1998 net sales); (ii) Trailer OEMs (which represented approximately 19% of the Company's 1998 net sales); (iii) Light Truck OEMs (which represented approximately 19% of the Company's 1998 net sales); and (iv) aftermarket distributors and others (which represented approximately 9% of the Company's 1998 net sales). Major customers include Freightliner, Volvo, Mack, Navistar and Paccar, which are Heavy/Medium Truck OEMs; Great Dane, Utility and Wabash, which are Trailer OEMs; and Ford and General Motors, which are Light Truck OEMs. A large portion of the Company's business, not including sales of aluminum Wheels by AKW, consists of sales to Ford, Navistar and Freightliner, representing approximately 17%, 12% and 11% of 1998 net sales, respectively (including sales of aluminum Wheels by AKW, total sales to Ford, Navistar, and Freightliner were approximately 16%, 17%, and 15% of 1998 net sales, respectively). The loss of a significant portion of the Company's sales to any of these OEMs could have a material adverse effect on the Company. The Company serves the aftermarket through a broad network of distributors.

         The Company's design engineers work closely with its customers to support the vehicle system design. Established contacts with OEM engineers enable the Company to track industry trends, including new features and styles, and to ensure that new products meet changing requirements for new vehicle systems. For example, over the last few years, the Company has responded to and worked with customers to complete significant new development programs in the areas of full-contoured styled steel Wheels, forged aluminum Wheels, cast aluminum Wheels for Heavy/Medium Truck applications in North America, and Wheels for Light Truck applications.

         In the Heavy/Medium Wheel industry, Wheels are designated as standard equipment by the OEM, although other Wheels may be selected by fleet managers as component parts for their fleets. Generally, OEMs will have one standard Wheel manufacturer for any given vehicle model. Because the Company is the only standard Steel Wheel manufacturer at all North American Heavy/Medium Truck OEMs, each

-------------------
(1)  Share percentages have been calculated using a unit sold basis.

(2) Aluminum sales are made through AKW, the Company's joint venture with Kaiser.

Heavy/Medium Truck produced in North America will have Accuride Wheels unless the end-purchaser of a particular Heavy/Medium Truck (or fleet of Heavy/Medium Trucks) specifically requests a Wheel produced by another company. Light Truck OEMs will ordinarily designate more than one Wheel option as standard for any particular vehicle model and one Wheel supplier to supply each option. Consequently, for any particular vehicle model, more than one supplier may have its Wheels designated as standard equipment. OEMs determine which of the standard Wheels to use on any one vehicle depending on factors such as marketing, consumer preference and cost. In some cases, an OEM will allow an end-consumer to select a Wheel option from the set of Wheels designated as standard. The process of being designated as a standard supplier of a particular Wheel can take more than two years from the time of initial design to first delivery. A potential supplier must first develop a Wheel design based on styling and engineering specifications provided by the OEM. After a comprehensive engineering and feasibility review, the OEM designates a specific supplier for a particular Wheel. The duration of the designation is dependent upon the life cycle of the vehicle model. A supplier that designs, engineers, manufactures and conducts quality control testing is generally referred to as a "Tier I" supplier. The Company is a Tier I supplier for both Ford and General Motors and believes that its early involvement with the engineers from its customers affords it a competitive advantage.

MANUFACTURING

         CONTINUOUS PRODUCTIVITY IMPROVEMENT. The Company has developed and implemented a Cost Reduction and Productivity Program to continuously improve its operations and to modernize, upgrade and automate its manufacturing facilities. Since 1991, the Company has invested over $86 million to improve its facilities, which included selected use of robotics and other automation, connection of the automated component lines to the assembly lines, and improvement in product quality through upgrading of key processes. The success of this program is reflected in improvements in operating results, cost-reduction, capacity, product quality and plant safety. The majority of recent expenditures targeted the Tubeless Heavy/Medium Wheel production processes at both the Henderson, Kentucky facility and the Ontario, Canada facility, and the Light Truck Dual Wheel production process at the Ontario, Canada facility. The Company has budgeted approximately $7.7 million in 1999 (in addition to normal maintenance) for continued implementation of these productivity enhancement programs. See "Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations -Liquidity and Capital Resources." Management believes that its emphasis on low-cost manufacturing will continue to yield significant operational improvements.

         MANUFACTURING PROCESS. The Company's Wheels are made using seven primary manufacturing processes: stamping, spin forming, roll forming, welding, coating/finishing, forging and machining. The Company's steel Wheel products are produced by spin forming or stamping of the disc, roll forming of the rim, welding, coating and finishing. The Company's forged aluminum Wheels are produced by AKW using forging, heat treating, spinning, machining and polishing processes. The following describes the major processes the Company uses to produce Wheels:

                  STAMPING. The Company makes discs for single Light Truck Wheels using stamping, which is the most cost-effective way to produce single steel discs because it requires the lowest cycle time per part of any available process. Stamping allows for thinner gauge steels to be used to reduce weight without sacrificing strength.

                  SPIN FORMING. The Company makes discs for dual Wheels by using spin forming, which produces discs with variable wall thicknesses, thus reducing weight and enhancing the strength-to-weight ratio of the Wheel. Spin forming also provides a high-quality product with low raw material usage and waste.

                  ROLL FORMING. The Company makes Light and Heavy/Medium steel rims using roll forming (feeding coiled steel through equipment that forms it into a cylinder, welds it, then feeds it through rim rollers to shape the rim). The Company has developed an extensive roll forming expertise in the 40-plus years that it has used this process, and believes that it has one of the industry's highest quality yields for rim rolling.

                  COATING/FINISHING. The Company pre-treats all steel Wheels in zinc phosphate, then applies an electro-disposition coating ("E-coat"), which is an acrylic, cathodic, gray or white base coating that provides resistance to corrosion. Subsequently, some customers may choose to have the Company add a topcoat over the E-coat for further protection.

                  FORGING. The Company makes Heavy/Medium aluminum Wheels in the AKW joint venture by using forging, in which an aluminum billet is compressed into a basic Wheel shape using high amounts of pressure and energy. Forgings are formed into their final shape using spinning (in the rim area), and by machining the entire contour to create final mounting dimensions and appearance. The Company believes that forging results in structural integrity that is unsurpassed by any other aluminum metalworking process. Forgings can offer decisive cost advantages, especially in high-volume production runs.

SUPPLIER RELATIONSHIPS

         STEEL SUPPLIERS. The Company has secured favorable pricing from a number of different suppliers, by negotiating high-volume contracts with terms ranging from 1 to 3 years. While the Company believes that its supply contracts can be renewed on acceptable terms, there can be no assurance that such agreements can be renewed on such terms or at all. However, the Company believes that it is not dependent on long-term supply contracts for its steel requirements and has alternative sources available.

         ALUMINUM SUPPLIERS. The Company participates in the aluminum Wheel market through AKW, which obtains aluminum through various third-party suppliers. The Company believes that aluminum is readily available from a variety of sources.

SALES AND MARKETING

         The Company has built its brand franchise with a targeted sales and marketing effort aimed at Heavy/Medium Truck OEMs, Trailer OEMs, Light Truck OEMs and independent distributors. The Company actively markets to major end users, including trucking fleets and dealers. The Company positions its sales managers near major customers such as Ford and General Motors in Detroit and Freightliner in Portland. Additional field sales personnel are geographically located throughout North America to service other OEMs, independent distributors and trucking fleets. New emphasis is being placed on targeting end-users as the Company commercializes premium products and expands its aluminum product line. The majority of the Company's core customers source their requirements either on annual contracts or standard sourcing contracts.

         The Company has appointed independent distributors in every major market area. These distributors are mostly members of the National Wheel and Rim Association and serve aftermarket needs and small OEMs not serviced directly by the Company. The Company ships an average of 75 truckloads of Wheels per day to its customers, and all shipments are made FOB shipping point. As a service to its independent distributors, the Company also provides order consolidation services from its warehouse in Taylor, Michigan.

COMPETITION

         The Company competes on the basis of price, delivery, quality, product line breadth and service. The Company's competitive advantages include long standing customer relationships, broad product lines, high quality products and low manufacturing costs. Due to the breadth of the Company's product line, the Company competes with different companies in different markets. The Company's principal competitor in the dual steel Heavy/Medium Wheel and single steel Light Truck Wheel markets is Hayes Lemmerz International, Inc. ("Hayes Wheels"). Recently, Hayes Wheels has been consolidating the operations of smaller participants in the dual steel Heavy/Medium Wheel market. In addition, Hayes Wheels has established a significant global presence through its acquisition of European wheel producer Lemmerz Holding GmbH. Hayes Wheels is the market leader in the single Light Truck Wheel market and in the passenger car Wheel industry, which are more diversified markets than the other markets in which the Company competes. In the dual steel Light Truck Wheel industry, the Company's principal competitor is Meritor Automotive, Inc. ("Meritor"), which has a 12% share. Meritor and the Company are the only suppliers of OEM steel dual Light Truck Wheels in North America. All of the dual Wheels sold by Meritor in North America are produced in Brazil. In the dual aluminum Heavy/Medium Wheel market, AKW's principal competitor is Alcoa Aluminum Corporation of America ("Alcoa"), which has the leading share in that market. Alcoa does not produce steel Wheels.

AKW PRODUCT RECALL

         On April 17, 1998, AKW, the Company's 50% owned joint venture, submitted a notice to the National Highway Safety Administration ("NHSA") of AKW's intent to recall approximately 47,800 aluminum truck wheels (the "Recalled Wheels"), because a defect may exist in the Recalled Wheels that relates to motor vehicle safety. Kaiser, the Company's partner in AKW, manufactured several hundred of the Recalled Wheels during the period April 23, 1997 through May 1, 1997. During the period May 1, 1997 through February 28, 1998, AKW manufactured all of the remaining Recalled Wheels. The Recalled Wheels were designed by the Company. AKW currently estimates that the total costs of recalling and replacing all of the Recalled Wheels will be approximately $6.8 million, an amount which may vary depending on the level of customer response to the recall, among other factors. Due to the Company's 50% ownership of AKW, the Company has reflected a portion of the recall expenses ($3.4 million) as a reduction in "Equity in earnings of affiliates" in the Company's financial statements for 1998. The Company believes that the recall will not have a material adverse effect on the Company. The Company is currently not aware of any actual or potential product liability claims related to the Recalled Wheels. There can be no assurance, however, that no such claims will be made and that the Company will not experience any material product liability losses in the future. See "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations - Subsequent Events" regarding the Company's execution of a letter of intent to acquire Kaiser's 50% interest in AKW.

EMPLOYEES

         As of December 31, 1998, the Company had 1,209 employees. Both the Ontario, Canada facility and the Henderson, Kentucky facility are currently unionized. Bargaining unit employees in the Ontario, Canada facility are represented by National Automobile, Aerospace, Transportation and General Workers Union of Canada ("CAW") Local #27. The existing contract was implemented in March 1997, following a 53-day strike in which there was no disruption to the customer base. The contract expires on March 13, 2000.

         Hourly employees at the Henderson, Kentucky Facility are represented by the International Union, Automobile, Aerospace, and Agriculture Implement Workers of America ("UAW") Local #2036. The Company's contract with the UAW expired in February 1998. The Company was not able to negotiate a mutually acceptable agreement with the UAW, and a strike occurred at the Henderson, Kentucky Facility on February 20, 1998. Effective as of March 31, 1998, the Company began an indefinite lockout in order to provide security for plant personnel and equipment. The UAW has rejected all of the Company offers, and the parties continue to be unable to reach an agreement. The Company is continuing to operate with its salaried employees and outside contractors. Currently, there is, and the Company believes that there will be no supply disruption to the Company's customer base; however, there can be no assurance to that effect. A supply disruption to the Company's customer base could have a material adverse effect on the Company. Management estimates that the strike at the Henderson facility affected pre-tax earnings in 1998 by $3.9 million. See "Item 7 -Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview."

         The Company's AdM, AKW and AOT ventures have 58, 170, and 71 employees, respectively. The AKW employees at the Erie, Pennsylvania facility are represented by UAW Local #1186 pursuant to a collective bargaining agreement that expires in August 2003.

RESEARCH DEVELOPMENT

         The Research and Development department is composed of 28 employees, 18 of whom are degreed engineers (seven with advanced degrees). The objectives of the R&D department are to design and develop new products, provide technical support and service to customers, and to investigate and develop new process technology. Over the last few years, the Company has completed significant new development programs in the areas of full-contoured styled steel Wheels, new designs in forged aluminum Wheels, cast aluminum Wheels for Heavy/Medium Truck applications in North America, and cladded wheels for Light Truck applications. Research and Development costs for fiscal years 1998, 1997, and 1996 were approximately $2.9 million, $3.7 million, and $3.7 million, respectively. These costs were expensed and included in general and administration expenses during the period incurred.

PATENTS AND TRADEMARKS

         Accuride maintains a significant intellectual property estate, including patents and extensive proprietary knowledge of products and systems. The Company currently holds 7 patents and 5 patents pending relating to Wheel technology. The Company has applied for federal and international trademark protection for numerous marks. Although management believes that the patents and trademarks associated with the Company's various product lines are valuable to the Company, it does not consider any of them to be essential to its business.

SEASONALITY

         The Company's operations are typically seasonal as a result of regular customer maintenance and model changeover shutdowns, which normally occur in the third quarter of each calendar year. At times, this may result in decreased net sales and profitability during the Company's third fiscal quarter.

ENVIRONMENTAL MATTERS

         The Company's operations are subject to various federal, state and local requirements, including, environmental laws. Under certain environmental laws, a current or previous owner or operator of property may be liable for the costs of removal or remediation of certain hazardous substances or petroleum products on, under or in such property, without regard to whether the owner or operator knew of, or caused, the presence of the contaminants, and regardless of whether the practices that resulted in the contamination were legal at the time they occurred. The presence of, or failure to remediate properly such substances, may adversely affect the ability to sell or rent such property or to borrow using such property as collateral. Persons who generate, arrange for the disposal or treatment of, or dispose of hazardous substances may be liable for the costs of investigation, remediation or removal of such hazardous substances at or from the disposal storage or treatment facility, regardless of whether such facility is owned or operated by such person. Additionally, the owner of a site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site. Compliance with environmental laws, stricter interpretations of or amendments to any such laws, or more vigorous enforcement policies by regulatory agencies with respect to any of them may require material expenditures by the Company. There can be no assurance that future regulations will not require the Company to modify its facilities to meet revised requirements of environmental laws.

         The nature of the Company's current and former operations and the history of industrial uses at its facilities expose the Company to the risk of liabilities or claims with respect to environmental and worker health and safety matters that could have a material adverse effect on the Company. Phelps Dodge has indemnified the Company with respect to environmental liabilities at the Henderson, Kentucky facility and the Ontario, Canada facility. The Phelps Dodge environmental indemnity, however, does not apply to liability or injury incurred or sustained by the Company attributable to the handling of hazardous substances at any time after the Recapitalization or any failure after the Recapitalization of the Company to be in compliance with any applicable environmental law or environmental permit. In addition, the Phelps Dodge environmental indemnity does not apply to liability or injury arising out of or resulting from the investigation, assessment or remediation of a hazardous substance not required by or under an environmental law. Kaiser has also indemnified the Company with respect to environmental liabilities at the AKW facilities except (i) AKW shall be solely responsible for claims, losses and liabilities that are caused by or arise from any action by AKW or in connection with the conduct of the business by AKW, (ii) Kaiser and AKW shall be responsible for their appropriate share of such claims, losses and liabilities associated with contamination due to the failure of

AKW to maintain the pits at the AKW Erie facility which contain hydraulic presses, (iii) Kaiser and AKW shall be responsible for their appropriate share of such claims, losses and liabilities that arise from both the actions of Kaiser and AKW, or the conduct of the business by either of them or (iv) to the extent that any fines or penalties assessed or threatened against AKW during the period in which Kaiser is implementing an environmental compliance plan at the AKW Erie facility exceed $1,000,000.

ITEM 2.  PROPERTIES

         The Company operates six facilities in North America. The Company owns manufacturing facilities in Henderson, Kentucky; Columbia, Tennessee; and London, Ontario, Canada. The Company also leases a distribution warehouse in Michigan, has a sales office in the greater Detroit area, and recently signed a lease for a new office building in Evansville, Indiana, which should be available in November 1999. The Company operates facilities in Springfield, Ohio and Talbotville, Ontario, Canada through its joint ventures with Goodyear and operates facilities in Erie, Pennsylvania and Cuyahoga Falls, Ohio and leases office space in Akron, Ohio through its joint venture with Kaiser. The Company believes that its plants are adequate and suitable for the manufacturing of products for the markets in which it sells. The Henderson Facility, Ontario Facility and all three joint venture facilities are operating at or near capacity. The Company is in the process of establishing the Monterrey Facility, which the Company believes will, together with its existing facilities, provide production capacity to meet expected demand for its products.

         The Company's manufacturing and research facilities are as follows:

            LOCATION                SQUARE                         USE                       OWNED/
            -------                  FEET                          ---                       LEASED
                                    ------                                                   ------
London, Ontario, Canada             462,993   Heavy/Medium Steel Wheels; steel Light Truck    Owned
                                              Wheels
Henderson, Kentucky (a)             364,365   Headquarters; R&D; Heavy/Medium Steel Wheels    Owned/Leased
Taylor, Michigan                      7,500   Warehouse                                       Leased
Springfield, Ohio (b)               136,000   Wheel and tire assemblies for Navistar          Owned
Talbotville, Ontario, Canada (c)    159,140   Wheel and tire assemblies for Navistar          Owned
Erie, Pennsylvania (d)              126,000   Aluminum Wheels forging                         Owned/Leased
Cuyahoga Falls, Ohio (e)            131,700   Aluminum Wheels machining                       Owned/Leased
Columbia, Tennessee (f)             340,000   Steel Light Truck Wheels                        Owned
Monterrey, Mexico (g)               262,000   Steel Wheels                                    Owned
Evansville, Indiana (h)              34,000   Future headquarters of the Company              Leased


-----------

(a) The land on which this facility is located is leased pursuant to an industrial revenue financing arrangement. In February 1999, the initial 25-year term expired and the lease was renewed for an additional 25-year period with monthly lease payments of $1,333.00. At anytime during the renewal period, the Company has the right to repurchase the land for $1.00.

(b) Owned by AOT, the joint venture with Goodyear. See "Item 1-Business-Products and Services-Heavy/Medium Wheels" and "-Strategic Alliances-Assemblies on Time."

(c) Owned by AOT Canada Ltd. (the subsidiary of AOT) as part of the joint venture with Goodyear. See "Item 1-Business-Products" and "-Strategic Alliances-Assemblies on Time."

(d) The equipment is owned by AKW and the building is leased by AKW under a ten-year lease from Kaiser at the rate of $1.00 per year. The initial term of the lease expires in 2007. See "Item 1-Business -Strategic Alliances-Accuride/Kaiser Wheels."

(e) The equipment is owned by AKW and the building is leased by AKW from The Bell Company on a month-to-month basis. This lease expired in November 1998 and AKW is currently finalizing terms of the renewal and anticipates yearly lease payments totaling $373,765. See "Item 1-Business -Strategic Alliances-Accuride/Kaiser Wheels."

(f)  This facility began production in mid-1998.

(g) This facility is currently under construction and is scheduled to begin production by mid-1999. The facility is owned by AdM. See
     "Item 1-Business-Strategic Alliances-Accuride de Mexico."

(h) This facility, currently under construction, will be the new worldwide headquarters of the Company. It is scheduled to be completed in November, 1999.

         The address of the Company's principal executive office is 2315 Adams Lane, P.O. Box 40, Henderson, Kentucky 42419 and the Company's phone number is (502) 826-5000.

ITEM 3.  LEGAL PROCEEDINGS

         The Company does not believe that there are any material pending or threatened legal proceedings other than ordinary litigation incidental to the Company's business, that, if adversely determined, could have a material adverse effect on the Company.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is privately held and not listed on any public market. As of March 1, 1999, there were approximately 51 holders of the Company's Common Stock.

DIVIDEND POLICY

         The Company has not declared or paid cash dividends on its Common Stock. The Company currently intends to retain any future earnings to finance the growth and development of its business and therefore does not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay cash dividends will be made by the Board of Directors in light of the Company's earnings, financial position, capital requirements and such other factors as the Board of Directors deems relevant. The payment of dividends is restricted under the terms of the Revolver and the Indenture. See
"Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

RECENT SALES OF UNREGISTERED SECURITIES

         During the 1998 fiscal year, the Company issued approximately 768 shares of the Company's Common Stock to certain members of management for aggregate consideration in cash and secured promissory notes of approximately $3.8 million. During such period, the Company also issued options to purchase approximately 1,458 shares of Common Stock to such members of management. The exercise price of such options was $5,000 per share. None of these securities were registered under the Securities Act. Such issuances of Common Stock and options to purchase Common Stock were made pursuant to the 1998 Stock Purchase and Option Plan for Employees of Accuride Corporation and Subsidiaries. In each of the above instances, exemption from registration under the Securities Act was based upon the grounds that the issuance of such securities either (i) did not involve a public offering within the meaning of
Section 4(2) of the Securities Act or (ii) was offered and sold pursuant to a compensatory benefit plan within the meaning of Rule 701 of the Securities Act. See "Item 11-Executive Compensation -Employee Equity Arrangements."

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The following financial data is an integral part of, and should be read in conjunction with the "Consolidated Financial Statements" and notes thereto. Information concerning significant trends in the financial condition and results of operations is contained in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

SELECTED HISTORICAL OPERATIONS DATA (In thousands, except per share data)

                                           1998          1997           1996           1995           1994
                                           ----          ----           ----           ----           ----
                                                            FISCAL YEAR ENDED DECEMBER 31,
                                                            ------------------------------
(DOLLARS IN THOUSANDS)
OPERATING DATA:
Net sales (a).........................   $383,583      $332,966       $307,830       $357,802       $333,556
Gross profit (b)......................     82,554        65,994         61,723         64,549         59,020
Operating expenses (c)................     34,034        21,316         17,941         16,869         16,938
Income from operations(b).............     48,520        44,678         43,782         47,680         42,082
Interest income (expense), net........    (32,311)          385            400            717            701
Equity in earnings of affiliates......      3,929         4,384            115            300            308
Other income (expense), net (d).......     (2,904)          719           (381)        (1,375)        (1,684)
Net income............................      7,951        27,837         26,466         26,592         24,301

OTHER DATA:
Adjusted EBITDA (e)...................   $ 88,160       $76,888        $64,023        $70,101        $62,928
Adjusted EBITDA Margin (f)............       21.1%         21.8%          20.8%          19.5%          18.8%
Net cash provided by (used in):
      Operating activities............     22,662        38,219         43,678         50,012         44,600
      Investing activities............    (44,669)      (47,065)        (9,370)        (6,766)        (6,342)
      Financing activities............     18,060         9,953        (37,463)       (57,718)       (14,900)
Cash interest expense (g).............     31,450           145             33             35             90
Depreciation and amortization.........     24,926        20,726         20,126         21,121         20,538
Capital expenditures..................     46,579        24,032          9,584          6,960          6,535

BALANCE SHEET DATA (END OF PERIOD):
Cash and cash equivalents.............   $  3,471        $7,418         $6,311         $9,466        $23,938
Working capital.......................     49,203        27,416         38,608         34,785         33,385
Total assets..........................    404,925       347,447        288,703        298,900        341,014
Total debt............................    393,200        16,040             --             --             --
Stockholders' equity (deficiency).....    (58,096)      256,055        228,451        239,081        271,262


-------------------

(a) Results of operations for the year ended December 31, 1997 (subsequent to May 1997) do not reflect net sales and gross profit for aluminum Wheels due to the formation of the AKW joint venture. Net sales and gross profit for aluminum Wheels were $19.1 million and $1.1 million, respectively, for the period beginning on January 1, 1997 and ending on April 30, 1997. See "Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations."

(b) Gross profit and income from operations for the year ended December 31, 1997 reflect $7.1 million of costs incurred in connection with the strike in early 1997 at the Company's facility in Ontario, Canada. Gross profit and income from operations for 1998 reflect $3.9 million of costs incurred in connection with the strike in 1998 at the Company's facility in Henderson, Kentucky and $1.1 million of restructuring charges related to Accuride Canada, Inc.

(c) Operating expenses include selling, general and administrative plus (i) $3.3 million of start-up costs related to the Columbia, Tennessee facility incurred during 1998, (ii) $1.9 million of management retention bonuses reimbursed by Phelps Dodge in 1998, and (iii) $2.2 million of Recapitalization professional fees recorded in 1998.

(d) Other income (expense), net consists of currency hedging and foreign exchange gains and losses related to the Company's Canadian and Mexican operations.

(e) Adjusted EBITDA represents income from operations plus depreciation and amortization, net of $1.7 million in amortization of deferred financing costs in 1998 plus equity in earnings of affiliates, plus
         (i) $7.1 million representing the impact of the strike at the Ontario, Canada facility incurred during the first quarter of 1997,
         (ii) $1.1 million of restructuring charges incurred in 1998, (iii) $3.4 million representing the impact of the AKW wheel recall campaign implemented in 1998, (iv) $1.9 million of management retention bonuses reimbursed by Phelps Dodge in 1998, (v) $2.2 million of Recapitalization professional fees recorded in 1998 and
         (vi) $3.9 million of costs incurred in connection with the strike in 1998 at the Henderson, Kentucky facility. Adjusted EBITDA is not intended to represent cash flows from operations as defined by generally accepted accounting principles ("GAAP") and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. Adjusted EBITDA is included in this Annual Report as it is a basis upon which the Company assesses its financial performance and certain covenants in the Company's borrowing arrangements are tied to similar measures.

(f) Adjusted EBITDA Margin represents Adjusted EBITDA before equity in earnings of affiliates and before the $3.4 million impact of the AKW wheel recall campaign implemented in 1998, as a percentage of net sales.

(g) Cash Interest Expense represents accrued interest expense exclusive of $1.7 million amortization of deferred financing costs for the year ended December 31, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The following discussion should be read in conjunction with the "Item 6 -- Selected Consolidated Financial Data" and the Company's Consolidated Financial Statements and the notes thereto, all included elsewhere herein. The information set forth in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes forward-looking statements that involve risks and uncertainties. Many factors could cause actual results to differ materially from those contained in the forward-looking statements below. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations -Factors Affecting Future Results."

GENERAL

          NET SALES. The Company derives a substantial portion of its net sales from the sale of steel Wheels to North American Heavy/Medium Truck, Trailer and Light Truck OEMs. The Company also supplies aluminum Heavy/Medium Wheels to North American Heavy/Medium Truck and Trailer OEMs. In addition, the Company supplies the aftermarket with replacement products. Revenues are recognized upon shipment to customers from the Company's production facilities.

         Prior to May 1997, the Company participated in the aluminum Wheel market through a twenty-five year buy-and-resell agreement with Kaiser. Under that agreement, aluminum Wheels were engineered and designed by the Company, manufactured by Kaiser and sold through the Company's distribution channels under the Accuride name. Therefore, the Company's results of operations reflected revenues received from the sale of aluminum Wheels and the cost of acquiring the Wheels from Kaiser. However, under that arrangement, the Company often could not satisfy customer demand for aluminum Heavy/Medium Wheels because of Kaiser's capacity constraints. In May 1997, the Company invested $20.8 million for a 50% interest in AKW, a joint venture with Kaiser. AKW acquired Kaiser's Wheel operations in Erie, Pennsylvania and Cuyahoga Falls, Ohio. Since its inception, AKW has increased its capacity by over 40%. Despite this recent expansion, AKW continues to operate at or near capacity and is in the process of increasing capacity further to meet customer demand. The Company's participation in AKW's earnings has been recorded on an equity basis since the establishment of the joint venture. Accordingly, the Company's financial results are not directly comparable to periods prior to May 1997.

         In November, 1997, the Company established AdM, a 51%-owned venture with IaSa, Mexico's only commercial vehicle Wheel manufacturer. Historically, the Company supplied OEMs in Mexico from its Henderson, Kentucky facility and its Ontario, Canada facility. The Company will use AdM as a platform to supply the growing Latin American assembly operations of many of the Company's top customers, including Ford, Freightliner, General Motors, Navistar, Paccar and Volvo. AdM is building a new facility in Monterrey, Mexico, which is scheduled to begin production in mid-1999. Until such time, IaSa has agreed to contract manufacture AdM's Wheel requirements from IaSa's existing Wheel operations. IaSa has entered into a noncompetition agreement with AdM and no longer participates in the Wheel business other than through its interest in AdM. Under the AdM venture agreement, to the extent the Company pursues opportunities in Mexico and other Latin American countries, the Company is required to offer the right of first refusal to AdM.

         In order to expand its presence in the growing Light Wheel market, the Company developed the Columbia, Tennessee facility, which began production in August 1998.

         Sales to customers outside of the United States are considered international sales by the Company. International sales in 1998 were $60.2 million, or 15.7% of the Company's 1998 sales volume. For additional information, see footnote 14 to the "Notes to Consolidated Financial Statements" included herein.

         The Company competes in a cyclical industry that historically has experienced significant fluctuations in demand as a result of factors such as general economic conditions, interest rates, governmental regulations and consumer confidence. The Company's results of operations for 1995 benefited from strong market conditions, with 1995 representing a peak according to most industry indicators. Although demand declined in 1996, backlogs that had built up during 1995 kept sales in line with 1995 levels through the first quarter of 1996. However, by the end of the second quarter of 1996, backlogs had declined, and sales fell significantly. The Company's steel Wheel net sales volume for the third quarter of 1996 was 15% lower than such net sales volume for the second quarter of 1996 and 18% lower than such net sales volume for the comparable period in 1995, with net sales for the year ended December 31, 1996 substantially lower than net sales for 1995. By the second quarter of 1997, steel Wheel net sales volume was generally comparable to such net sales volume for the same period in 1995, and steel Wheel net sales volume for the third quarter of 1997 exceeded such net sales volume for the comparable period in 1995 by approximately 11%. Steel Wheel sales volume for the fiscal year ended 1997 exceeded 1996 levels by 22% and was substantially equivalent to the 1995 levels, excluding sales generated by AdM. Steel Wheel sales volume for the fiscal year ended 1998 exceeded 1997 levels by 22%. On a quarter to quarter basis, 1998 sales volume was relatively stable and did not vary in a significant manner.

         GROSS PROFIT. The Company continuously strives to improve productivity, increase quality and lower costs. Management has budgeted approximately $7.7 million in 1999 for productivity initiatives (in addition to normal maintenance) and believes that the Company's emphasis on low-cost manufacturing will continue to yield significant operational improvements. The $7.7 million productivity initiatives include investments to automate and reduce manual operations, to improve both material and labor efficiencies, and to increase throughput on assembly lines, disc blankers and paint processes.

         Steel costs have been relatively constant, reflecting both overall stability in the steel market as well as the Company's efforts to improve its material efficiency and supply sources. Although standard steel Wheel pricing has been relatively constant, the Company was able to achieve a modest price increase on standard steel products in early 1996.

         The Company believes that the experience of its labor force is a significant element in maintaining low-cost production. However, the Company has experienced two significant labor problems in the past two years. In the first quarter of 1997, the Company experienced a 53-day strike at the Ontario, Canada facility. The Company estimates that the strike at the Ontario, Canada facility negatively impacted 1997 gross profit by $7.1 million. The Company's contract with the UAW covering employees at the Henderson, Kentucky facility expired in February 1998. The Company was not able to negotiate a mutually acceptable agreement with the UAW, and a strike occurred at the Henderson, Kentucky facility on February 20, 1998. Effective March 31, 1998, the Company began an indefinite lockout in order to provide security for plant personnel and equipment. The UAW has rejected all of the Company's offers and the parties continue to be unable to reach an agreement. The Company is continuing to operate with its salaried employees and outside contractors. Currently there is, and the Company believes that there will be, no supply disruption to the Company's customer base; however, there can be no assurance to that effect. A supply disruption to the Company's customer base could have a material adverse effect on the Company. The Company estimates that the strike at the Henderson, Kentucky Facility negatively impacted 1998 gross profit by $3.9 million.

         OPERATING EXPENSES. Operating expenses are comprised of selling, general and administrative ("SG&A"), start up costs, management retention bonuses and Recapitalization professional fees. SG&A is comprised of corporate overhead, such as marketing and sales, research and development, finance, human resources, and administrative as well as related professional consulting fees. In an effort to support its growth initiatives, and its new stand-alone status, the Company has invested in additional professional and administrative resources, primarily in sales and marketing. These resource additions resulted in increased SG&A for 1996, 1997 and 1998.

         EQUITY IN EARNINGS OF AFFILIATES. Equity in earnings of affiliates includes the Company's income from (i) AKW, subsequent to its inception in May 1997, and (ii) AOT, which provides Navistar with Wheel/tire assembly services. Income from AKW and AOT is reported on the equity method and represents the Company's share of such joint ventures' net income. AKW total sales were $86.5 million and $52.5 million for 1998 and 1997, respectively. AOT total sales were $7.8 million and $6.9 million for 1998 and 1997, respectively.

         ADJUSTED EBITDA. Adjusted EBITDA represents income from operations plus depreciation and amortization, net of $1.7 million in amortization of deferred financing costs in 1998 plus equity in earnings of affiliates, plus
(i) $7.1 million representing the impact of the strike at the Ontario, Canada facility incurred during the first quarter of 1997, (ii) $1.1 million of restructuring charges incurred in 1998, (iii) $3.4 million representing the impact of the AKW wheel recall campaign implemented in 1998, (iv) $1.9 million of management retention bonuses reimbursed by Phelps Dodge in 1998,
(v) $2.2 million of Recapitalization professional fees recorded in 1998 and
(vi) $3.9 million of costs incurred in connection with the strike in 1998 at the Henderson, Kentucky facility. Adjusted EBITDA is not intended to represent cash flows from operations as defined by generally accepted accounting principles ("GAAP") and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. Adjusted EBITDA is included in the Annual Report as it is a basis upon which the Company assesses its financial performance and certain covenants in the Company's borrowing arrangements are tied to similar measures.

AKW PRODUCT RECALL

         On April 17, 1998, AKW, the Company's 50% owned joint venture, submitted a notice to the NHSA of AKW's intent to recall approximately 47,800 Recalled Wheels because a defect may exist in the Recalled Wheels that relates to motor vehicle safety. Kaiser, the Company's partner in AKW, manufactured several hundred of the Recalled Wheels during the period April 23, 1997 through May 1, 1997. During the period May 1, 1997 through February 28, 1998, AKW manufactured all of the remaining Recalled Wheels. The Recalled Wheels were designed by the Company. AKW estimates that the total costs of recalling and replacing all of the Recalled Wheels will be approximately $6.8 million, an amount which may vary depending on the level of customer response to the recall, among other factors. Due to the Company's 50% ownership of AKW, the Company has reflected a portion of the recall expenses ($3.4 million) as a reduction in "Equity in earnings of affiliates" in the Company's financial statements for 1998. The Company believes that the recall will not have a material adverse effect on the Company. The Company is currently not aware of any actual or potential product liability claims related to the Recalled Wheels. There can be no assurance, however, that no such claims will be made and that the Company will not experience any material product liability losses in the future. See "Item 1-Business-AKW Product Recall," and "--Subsequent Events."

RESULTS OF OPERATIONS

COMPARISON OF FISCAL YEARS 1998 AND 1997

The following table sets forth certain income statement information of the Company for the fiscal years ended December 31, 1998 and December 31, 1997:

                                                    FISCAL 1998            FISCAL 1997
                                                    -----------            -----------
                                                            (DOLLARS IN THOUSANDS)
Net sales...................................    $383,583     100.0%     $332,966     100.0%
Gross profit................................      82,554      21.5%       65,994      19.8%
Operating expenses..........................      34,034       8.9%       21,316       6.4%
Income from operations......................      48,520      12.6%       44,678      13.4%
Equity in earnings of affiliates............       3,929       1.0%        4,384       1.3%
Other Income (expense)......................     (35,215)     (9.2%)       1,104       0.3%
Net income..................................       7,951       2.1%       27,837       8.4%
OTHER DATA:
Adjusted EBITDA.............................      88,160      21.1%(a)   $76,888      21.8%(a)


-------------------
(a) Represents Adjusted EBITDA Margin.

         NET SALES. Net sales increased by $50.6 million, or 15.2%, in 1998 to $383.6 million, compared to $333.0 million for 1997. The increase in net sales is primarily due to increased industry volume and sales of AdM, which was formed in November, 1997. Sales of aluminum wheels prior to the formation of the AKW joint venture in May, 1997, were reflected in the Company's net sales and gross profit amounts through the former buy and resell agreement between the Company and Kaiser Aluminum & Chemical Corporation. Earnings from the AKW joint venture are currently reflected in other income as equity in earnings of affiliates. Excluding $19.1 million in net sales of aluminum products through the buy and resell agreement for the four month period ended April 30, 1997, net sales increased by $69.7 million, or 22.2%, to $383.6 million for 1998 compared to $313.9 million for 1997.

         GROSS PROFIT. Gross profit increased by $16.6 million, or 25.1%, to $82.6 million for 1998 from $66.0 million for 1997. Gross profit as a percentage of net sales increased to 21.5% for 1998 from 19.8% for 1997. Production costs were higher for 1997 due to estimated incremental strike costs of $7.1 million at the London, Ontario facility, partially offset by estimated incremental strike costs of $3.9 million at the Henderson, Kentucky facility in 1998. Additionally, 1997 included aluminum sales under the buy and resell agreement, which had significantly lower margins than steel wheel sales. Excluding strike costs in 1997 and 1998 and $1.1 million in gross profit relating to sales of aluminum products through the buy and resell agreement for the first four months of 1997, gross profit increased by $14.5 million, or 20.1 %, to $86.5 million for 1998 from $72.0 million for 1997.

         OPERATING EXPENSES. Operating expenses increased by $12.7 million, or 59.7% to $34.0 million for 1998 from $21.3 million for 1997. This increase was primarily due to start-up costs of $3.3 million relating to the new Tennessee light truck wheels facility, management retention bonuses of $1.9 million reimbursed by Phelps Dodge in conjunction with the Recapitalization, professional fees related to the Recapitalization of $2.2 million and selling, general and administrative expenses of AdM of $2.7 million. Excluding the expenses recorded for start-up costs, management retention bonuses and Recapitalization professional fees for 1998, operating expenses as a percentage of net sales increased to 6.9% for 1998 from 6.4% for 1997 primarily due to stand alone costs associated with operating as a separate company since the Recapitalization.

         EQUITY IN EARNINGS OF AFFILIATES. Equity in earnings of affiliates decreased by approximately $0.5 million to $3.9 million for 1998 from $4.4 million for 1997. The decrease was primarily due to the effect of a product recall campaign implemented at AKW. Excluding the $3.4 million related to the recall, equity in earnings of affiliates increased $2.9 million for 1998 to $7.3 million from $4.4 million for 1997 due to increased equity earnings related to the AKW joint venture. The AKW joint venture contributed $6.9 million (excluding the $3.4 million recall) of earnings for 1998 compared to earnings of $4.2 million for 1997.

         OTHER INCOME (EXPENSE). Interest expense increased to $33.1 million for 1998 compared to $145 thousand for 1997 due to the debt incurred related to the Recapitalization on January 21, 1998. Other expenses increased by $3.6 million due to a $2.6 million loss on forward exchange contracts and $1.5 million of currency losses incurred at AdM, partially offset by $0.5 million currency gains incurred at Accuride Canada, Inc.

         ADJUSTED EBITDA. Adjusted EBITDA increased by $11.3 million, or 14.7%, to $88.2 million for 1998 from $76.9 million for 1997 due to higher steel product sales volume. In determining Adjusted EBITDA for 1998, income from operations has been increased by depreciation and amortization (except for amortization of deferred financing costs), equity in earnings of affiliates and (i) an estimated $3.9 million of costs incurred in connection with the strike in 1998 at the Company's facility in Henderson, Kentucky,
(ii) $1.9 million of management retention bonuses reimbursed by Phelps Dodge, a previous principal stockholder, in 1998, (iii) $2.2 million of Recapitalization professional fees, (iv) $3.4 million representing the impact of the AKW wheel recall campaign implemented in 1998 and (v) $1.1 million of estimated restructuring costs at the London, Ontario facility. In determining Adjusted EBITDA for 1997, income from operations has been increased by depreciation and amortization, equity in earnings of affiliates and $7.1million representing the estimated impact of the strike at the London, Ontario facility in the first quarter of 1997.

         NET INCOME. Net income decreased by $19.9 million, or 71.6 %, to $8.0 million for 1998 from $27.8 million for 1997, due to lower pretax earnings, as described above, and a higher effective tax rate.

COMPARISON OF FISCAL YEARS 1997 AND 1996

         The following table sets forth certain income statement information of the Company for the fiscal years ended December 31, 1997 and December 31, 1996:

                                                              FISCAL 1997             FISCAL 1996
                                                              -----------             -----------
                                                                    (DOLLARS IN THOUSANDS)
Net sales..............................................     $332,966     100.0%     $307,830     100.0%
Gross profit...........................................       65,994      19.8%       61,723      20.1%
Operating expenses.....................................       21,316       6.4%       17,941       5.8%
Income from operations.................................       44,678      13.4%       43,782      14.2%
Equity in earnings of affiliates.......................        4,384       1.3%          115       0.0%
Other Income (expense).................................        1,104      0.33%           19       0.0%
Net income.............................................       27,837       8.4%       26,466       8.6%
OTHER DATA:
Adjusted EBITDA........................................      $76,888      21.8%(a)   $64,023      20.8%(a)


(a) Represents Adjusted EBITDA Margin.

    NET SALES. Net sales increased by $25.2 million, or 8.2%, to $333.0 million in 1997 from $307.8 million in 1996. Net sales in 1997 do not reflect sales of aluminum Wheels subsequent to the commencement of the operations of AKW in May, 1997. Excluding net sales of aluminum products, net sales increased by $56.8 million, or 22.1%, to $313.9 million in 1997 from $257.1 million in 1996. The significant increase in steel product net sales resulted from improved Heavy/Medium Truck and Trailer builds driven by high freight demand and the consolidation of AdM sales in November and December of 1997. The Company also increased its market share at several major Trailer OEMs.

    GROSS PROFIT. Gross profit increased by $4.3 million, or 6.9%, to $66.0 million in 1997 from $61.7 million in 1996. Gross profit as a percentage of net sales decreased to 19.8% in 1997 from 20.1% in 1996. Excluding the gross profit relating to aluminum products, gross profit increased by $7.0 million, or 12.0%, to $64.9 million in 1997 from $57.9 million in 1996, and gross profit as a percentage of net sales decreased to 20.7% in 1997 from 22.5% in 1996. The Company has historically realized lower margins on sales of aluminum products than on sales of steel products. Production costs increased due to the increase in steel product sales volume and the impact of the strike at the Ontario, Canada facility in the first quarter of 1997. These increases were partially offset by lower manufacturing costs for steel products and additional cost improvements from the Company's Cost Reduction and Productivity Program, which is an initiative created by the Company's Customer Focused Manufacturing Council, a team headed by the Company's Vice President of Operations to achieve process improvements and waste reduction. Excluding the gross profit relating to aluminum products and the impact of the strike at the Ontario, Canada facility in the first quarter of 1997, gross profit increased by $14.1 million, or 24.3%, and gross profit as a percentage of net sales increased to 22.9% in 1997 from 22.5% in 1996.

    OPERATING EXPENSES. SG&A increased by $3.4 million, or 18.8%, to $21.3 million in 1997 from $17.9 million in 1996. As a percentage of net sales, SG&A increased to 6.4% in 1997 from 5.8% in 1996. This increase was due to additional advertising and marketing expenses related to new product initiatives including premium steel, cast aluminum and forged aluminum Wheels. SG&A also included costs related to the formation of AKW and AdM. The increase in SG&A as a percentage of net sales also reflects the reduction in net sales subsequent to May 1997 due to the formation of AKW. Excluding aluminum Wheel net sales, SG&A as a percentage of net sales decreased to 6.8% in 1997 from 7.0% in 1996.

    EQUITY IN EARNINGS OF AFFILIATES. Equity in earnings of affiliates increased by $4.3 million to $4.4 million in 1997 from $.1 million in 1996, primarily due to the Company's interest in the earnings of AKW since May 1997.

    ADJUSTED EBITDA. Adjusted EBITDA increased by $12.9 million, or 20.1%, to $76.9 million in 1997 from $64.0 million in 1996 due to higher steel sales volumes and increased earnings from aluminum Wheel sales. In determining Adjusted EBITDA in 1997, income from operations has been increased by $7.1 million to reflect the impact of the strike at the Ontario, Canada facility in the first quarter of 1997. Adjusted EBITDA growth was limited by the effect of relatively low volumes in the first quarter of 1997. Adjusted EBITDA Margin increased to 21.8% in 1997 from 20.8% in 1996. On a pro forma basis after giving effect to the acquisition of the interest in AKW, Adjusted EBITDA Margin declined to 22.6% in 1997 from 23.1% in 1996.

    NET INCOME. Net income increased by $1.3 million, or 5.1%, to $27.8 million in 1997 from $26.5 million in 1996 due to the higher pretax earnings, which were offset in part by a higher effective tax rate. The provision for income taxes increased by $4.7 million, or 27.0%, to $22.2 million in 1997 from $17.5 million in 1996, primarily due to the effects of higher pretax earnings and a higher effective tax rate.

EFFECTS OF INFLATION.

         The effects of inflation were not considered material during fiscal years 1998, 1997, or 1996.

CAPITAL RESOURCES AND LIQUIDITY

         The Company's primary sources of liquidity are cash flow from operations and borrowings under the Revolver. The Company's primary uses of cash are funding working capital, capital expenditures relating to the Company's expansion plans and to service debt.

         At the end of 1998, the Company had cash and short-term investments of $3.5 million compared to $7.4 million at the beginning of the year. The Company's operating activities provided $22.7 million and the financing activities provided $18.1 million which was used to fund its investing activities of $44.7 million.

         Cash flows from operating activities in 1998 were $22.7 million compared to $38.2 million in 1997. The $15.5 million decrease was primarily due to the interest expense associated with the Recapitalization of $33.0 million and was partially offset by the tax effect of the interest deduction of $15.2 million.

         Investing activities during 1998 was $44.7 million compared to $47.1 million in 1997. Included in the 1998 investing were capital expenditures for the new facilities at AdM of $16.7 million and Columbia, Tennessee of $15.8 million as well as capital spending for the base business of $14.1 million. In 1997, investing activities included the Company's investment in AKW of $20.8 million and the investment in AdM of $4.9 million and capital spending for the base business of $22.2 million and $1.8 million in capital expenditures for AdM.

         Cash flow from financing activity of $18.1 million was primarily driven by the Recapitalization, a $11.5 million increase in the borrowings at AdM to fund its new facility, and a $3.2 million increase in the Company's revolving credit facility since the Recapitalization.

         The Company incurred capital expenditures in 1998 (excluding capital expenditures by AdM) of $29.9 million. The Company expects its capital expenditures (excluding capital expenditures by AdM) to decrease to approximately $26.2 in 1999. It is anticipated that these expenditures will fund (i) approximately $6.0 million of technology advancement projects; (ii) investments in productivity improvements in 1999 to the Company's steel Wheel business of approximately $7.7 million and (iii) maintenance of business expenditures of approximately $10.5 million. Future investments in productivity improvements are expected to be focused on additional automation, shop floor and engineering systems, and improved coating capabilities.

         The Company anticipates that AdM will require capital expenditures of approximately $11.9 million in 1999 to finalize construction and equip the Monterrey, Mexico facility. The Monterrey, Mexico facility is expected to be operational in mid-1999 at an approximate cost for land and building of $9.2 million. Total project cost through 1999 is expected to be approximately $29.4 million, of which approximately $18.5 million was spent as of December 31, 1998. The Company finalized a $32.5 million credit facility for AdM on July 9, 1998. This is comprised of a term loan of $25.0 million and a working capital facility of $7.5 million.

DESCRIPTION OF THE CREDIT FACILITY. The Credit Facility was provided by a syndicate of banks and other financial institutions (the "Lenders") led by Citicorp USA, Inc., as administrative agent (the "Administrative Agent"), Citicorp Securities, Inc., as arranger, Bankers Trust Company, as syndication agent, and Wells Fargo Bank, as documentation agent. The Credit Facility provides for term loans of $135.0 million (the "Term Loans") and a $140.0 million Revolver. The Revolver includes a borrowing capacity of up to $20.0 million for letters of credit, and up to $10.0 million for short-term, same-day borrowings. The Term Loans are comprised of a $60.0 million loan that will mature on January 21, 2005 ("Tranche A") and a $75.0 million loan that will mature on January 21, 2006 ("Tranche B"). The Company's Canadian subsidiary is the borrower under Tranche A, and the Company has guaranteed the repayment of such borrowing under Tranche A and all other obligations of such Canadian subsidiary under the Credit Facility. The Term Loans provide for nominal annual amortization (approximately 1% per year). The commitment under the Revolver will decline to $100.0 million on January 21, 2003 and final maturity of loans under the Revolver will be January 21, 2004.

         The interest rate under the Term Loans fluctuates based on leverage and, at the option of the Company, is either the Eurodollar Rate (as defined in the Credit Facility) plus 1.25% to 2.50% or Base Rate (as defined in the Credit Facility) plus 0.25% to 1.50%. The interest rate under the Revolver fluctuates based on leverage and, at the option of the Company, is either the Eurodollar Rate plus 0.875% to 2.25% or the Base Rate plus 0.0% to 1.25%. The Company may elect interest periods of 1, 2, 3, 6 and, if available, 9 or 12 months for Eurodollar Rate borrowings. The Credit Facility defines "Base Rate" as the highest of Citibank's base rate, the Federal Funds Rate plus 0.50% and the CD Rate plus 0.50%. The Eurodollar Rate and the CD Rate will at all times include statutory reserves (and, in the case of the CD Rate, FDIC assessment rates). At December 31, 1998, the interest rate for the Term Loan, Tranche A was the Eurodollar Rate plus 1.75%, for the Term Loan, Tranche B the interest rate was the Eurodollar Rate plus 2.0% and for the Revolver the interest rate was the Eurodollar Rate plus 1.625%. The Company has entered into an interest rate cap agreement and an interest rate swap agreement to manage its interest rate exposure on a portion of its floating-rate debt obligation. (See Item 7A "Quantitative and Qualitative Disclosure About Market Risk").

DESCRIPTION OF THE NOTES. The Notes were issued pursuant to the Indenture (the "Indenture") between the Company and U.S. Trust Company, N. A., as trustee (the "Trustee"). The Indenture is limited in aggregate principal amount to $300.0 million, of which $200.0 million were issued as Private Notes and subsequently exchanged for Exchange Notes, which exchange has been registered under the Securities Act. Additional notes may be issued in one or more series from time to time, subject to the limitations set forth under the Indenture. The Indenture provides certain restrictions on the payment of dividends by the Company. The Indenture is subject to and governed by the Trust Indenture Act of 1939, as amended. The Notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future Senior Indebtedness of the Company. As of December 31, 1998, the aggregate amount of the Company's outstanding Senior Indebtedness was approximately $194.2 million. The Notes mature on February 1, 2008. Interest on the Notes accrues at the rate of 9 1/4% per annum and is due and payable semi-annually in arrears on February 1 and August 1, commencing on August 1, 1998, to holders of record of the Notes on the immediately preceding January 15 and July 15.

         Management believes that cash flow from operations and availability under the Revolver will provide adequate funds for the Company's foreseeable working capital needs for 1999, planned capital expenditures and debt service obligations. Any future acquisitions, joint ventures or other similar transactions will likely require additional capital, and there can be no assurance that any such capital will be available to the Company on acceptable terms or at all. The Company's ability to fund its working capital needs, planned capital expenditures and scheduled debt payments, to implement its expansion plans, to refinance indebtedness and to comply with all of the financial covenants under its debt agreements, depends on its future operating performance and cash flow, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond the Company's control.

         At December 31, 1998, the Company's stockholders' equity (deficiency) amounted to $(58.1) million, compared to $256.1 million at December 31, 1997. The decrease in stockholders' equity (deficiency) was primarily due to the cost of the Redemption of $452.6 million, which was partially offset by $110.2 million increase in common stock and additional paid-in capital, net of the related stock subscriptions receivable.

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

         An assessment of the impact of the Year 2000 issue on the Company's computer systems was completed in the fourth quarter of 1997. From the assessment, the Company identified and prioritized those systems deemed to be mission critical or those that have a significant impact on normal operations.

         The Company relies on third party vendors and service providers for certain data processing capabilities. Formal communications with these providers were initiated in 1997 to assess the Year 2000 readiness of their products and services. Responses indicate that the significant providers currently have compliant versions available or are well into the renovation and testing phases. However, the Company can give no guarantee that the systems of these service providers and vendors on which the Company's systems rely will be timely Year 2000 compliant.

         Additionally, the Company has implemented a plan to manage the potential risk posed by the impact of the Year 2000 issue on its major customers and suppliers. Formal communications have been initiated, and the assessment is moving forward on schedule.

         CURRENT STATUS. The project team estimates that the Company's Year 2000 readiness project is approximately 75% complete. The following table provides a summary of the current status of the seven phases involved and a projected timetable for completion.

     Project Phase           % Completed     Completion                     Comments
     -------------           -----------     ----------                     --------
Awareness                       100%              Completed
Identification                  100%              Completed
Impact Analysis                 100%              Completed
Risk Evaluation                  95%         April 30, 1999     Suppliers & service providers are being
                                                                evaluated.
Remediation                      95%          Aug. 31, 1999     All critical systems are completed.
Testing                          85%          June 30, 1999     Involves ongoing testing of critical systems
Contingency Plan                 10%         Sept. 30, 1999

Overall Completion Estimate      75%


         COSTS. The Company has thus far primarily used and expects to continue to use internal resources to implement its readiness plan and to upgrade or replace and test systems affected by the Year 2000 issue. During 1998, the Company incurred approximately $1.3 million of direct and indirect costs for company-owned systems and applications related to Year 2000 remediation. A majority of these costs are currently believed to be incremental expenses that will not recur in the Year 2000 or thereafter. Year 2000 remediation costs were approximately $1.4 million in 1997. The Company estimates that its additional costs for Year 2000 remediation and testing of its computer systems through the end of 1999 will not exceed $1.1 million.

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

         RISK ASSESSMENT. Given information known at this time about the Company's systems that are non-compliant, coupled with the Company's ongoing, normal course of business efforts to upgrade or replace critical systems, as necessary, management does not expect Year 2000 compliance costs to have a material adverse impact on the Company. Although the Company believes that internal Year 2000 compliance will be achieved by December 31, 1999, there can be no assurance that the Year 2000 problem affecting the Company, its customers and suppliers will not have a material adverse effect on the Company's business, financial condition and results of operations. In light of the many adverse conditions that could happen to the Company associated with Year 2000 compliance, along with the speculation that some or many of them may not happen, it is difficult to hypothesize a most reasonably likely worst case Year 2000 scenario with any degree of certainty. With that in mind, the Company currently believes the most reasonably likely worst case scenario would be the failure of certain key production capabilities or similar failures occurring within the Company's supply chain. These types of catastrophic failures, although unlikely, would result in the inability of the Company to supply products to customers for a period of time.

         CONTINGENCY PLAN. Realizing that some disruption may occur despite its efforts, the Company is in the process of developing contingency plans for each critical system in the event that one or more of those systems fail. Although not yet complete, the Company is considering the following items, among others, as key pieces of the contingency plans: the creation of special "rapid response" technology teams; scheduling availability of key personnel, additional testing and simulation activities, establishment of rapid decision processes, development of support critical customer functions in the event information systems or mechanized processes experience Year 2000 disruptions, determination of alternative suppliers and implementation of data retention and recovery procedures for customers and critical business data with on-site (primary) as well as off-site (secondary) data copies. While this is an ongoing process, the Company expects to have the contingency plan substantially completed by September 30, 1999.

INDUSTRY OUTLOOK

         The Company's primary market is Wheels for the North American commercial vehicle industry. This industry and the global vehicle industry in general are in a period of transition, marked by strengthening competition, geographic expansion of manufacturing, and consolidation at both vehicle manufacturer and supplier levels. These trends are expected to continue into the near future. Major OEM customers are consolidating and continue to extend their globalization efforts and emphasize their desire for global support through local production. These customers also continue to reduce the number of suppliers in their supply base. As a result of these developments and recognizing the importance of the customer to its business, the Company expects in the future to increasingly serve other global commercial and consumer wheel markets. The Company aims to be a full line, global wheel supplier. In a further effort to reduce their number of suppliers, OEMs are also moving toward systems sourcing. This provides opportunity for wheel makers to expand into related components such as hubs and drums, suspension systems and brake systems.

         Current industry forecasts by America's Commercial Transportation Publications, the Automotive Market Research Council, and Martin Labbe Associates (collectively referred to as "Analysts"), predict that the North American commercial vehicle industry will remain strong in 1999, and should equal or exceed its 1998 levels. The industry has historically been cyclical however, and the Analysts predict that the industry will enter the downward portion of this cycle in late 1999 or early 2000. The industry cycle has typically had a 5 to 7 year period and a 25% upside/downside, although this volatility could be diminishing. On a global basis, the Company believes that the demand for commercial and other on-highway vehicles will continue to grow. The North American and European markets are expected to remain relatively stable and experience modest growth rates, while South America and Asia are expected to experience higher growth rates and be more volatile.

         In the light vehicle Wheel market in North America, Wheels are now considered to be more integral to styling, and the Company believes that styling and design innovation will continue to play a key role for both steel and aluminum wheel suppliers in this market.

         Wheels for on-road vehicles, both consumer and commercial, are generally made of steel or aluminum, which offer vehicle OEMs a range of design options. Steel wheels, which are heavier than aluminum wheels, are generally low cost, high volume production products. Aluminum wheels are lighter in weight, more readily stylized and more expensive than steel wheels. The share of aluminum wheels on commercial vehicles in North America is approximately 30%, and the Company believes that this share will continue to grow modestly due to the value placed on reduced weight and more attractive aesthetics. On light vehicles, aluminum wheels have an approximate 45% share of the wheel market, and this share has apparently reached a plateau as more highly styled and lighter weight steel wheels have been developed. The Company believes the current share of aluminum light wheels will decline modestly in the near future due to continued steel wheel developments. Market and general economic conditions can also significantly impact the relative share of the two materials in both consumer and commercial wheel markets, due to their large difference in cost and the elasticity of price and demand.

SUBSEQUENT EVENTS

       On January 22, 1999, the Company announced that it had executed a letter of intent to acquire Kaiser's 50% interest in AKW. The transaction is subject to completion of due diligence, government approvals, and the preparation and execution of definitive documents.

FACTORS THAT MAY AFFECT FUTURE RESULTS

         In this report, the Company has made various statements regarding current expectations or forecasts of future events. These statements are referred to as "forward-looking statements." Forward-looking statements are also made from time-to-time in the Company's press releases and in oral statements made by Company officers. Forward-looking statements can be identified by the words "estimate," "project," "anticipate," "will continue," "will likely result," "expect," "intend," "believe," "plan," "predict," and similar expressions. All of these forward-looking statements are based on estimates and assumptions made by management of the Company, which, although believed to be reasonable, may turn out to be incorrect. Therefore, undue reliance should not be placed upon such estimates and statements. No assurance can be given that any such statements or estimates will be realized and actual results may differ from those contemplated by such forward-looking statements. The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise. You are advised, however, to consult further disclosures the Company may make on related subjects in its filings with the SEC. There can be no assurance that management's expectations, beliefs, or projections will result or be achieved or accomplished. In addition to other factors discussed in the report, some of the important factors that could cause actual results to differ materially from those discussed in the forward-looking statements include the following:

         DEPENDENCE ON MAJOR CUSTOMERS. The Company derived (not including sales of aluminum Wheels by AKW) approximately 17%, 12% and 11% of its 1998 net sales from Ford, Navistar and Freightliner, respectively (including sales of aluminum wheels by AKW, total sales to Ford, Navistar, and Freightliner were 16%, 17%, and 15% of 1998 net sales, respectively). The Company has been a supplier to these companies for many years, and continually engages in efforts to improve and expand on its relations with each of these customers. The Company has also supported its position with these customers through direct and active contact with end users, trucking fleets and dealers, and has located certain of its sales personnel in offices near these customers and most of its other major customers. There can be no assurance, however, that the Company will maintain or improve these relationships or that the Company will continue to supply these customers or any of its other customers at current levels. The loss of a significant portion of sales to Freightliner, Ford, and/or Navistar could have a material adverse effect on the Company's business. In addition, the delay or cancellation of material orders from, or problems at, Freightliner, Ford, and Navistar or any of the Company's major customers could have a material adverse effect on the Company. See "Item 1-Business-Customers."

       SIGNIFICANT INDEBTEDNESS. At December 31, 1998, the Company's total indebtedness was $393.2 million and its total stockholders' deficit was $58.1 million. The Company may incur additional indebtedness in the future.

         The Company's ability to make debt payments or to refinance its indebtedness depends on its future performance, which, to a certain extent, is subject to general economic, financial, competitive and other factors, some of which are beyond its control. Based upon the current level of operations and anticipated growth, the Company believes that available cash flow, together with available credit, will be adequate to meet the Company's financial needs. There can be no assurance, however, that the Company's business will generate sufficient cash flow from operations or that future borrowings will be available in an amount sufficient to enable the Company to pay its debts or to make necessary capital expenditures, or that any refinancing of debt would be available on commercially reasonable terms or at all. See "Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

         The Company's high degree of leverage may have important consequences including, but not limited to, the following: (i) the ability of the Company to obtain additional financing for acquisitions, working capital, capital expenditures or other purposes may be impaired or unavailable; (ii) a substantial portion of the Company's cash flow will be used to pay the Company's interest expense and debt amortization, which will reduce the funds that would otherwise be available to the Company for its operations and future business opportunities; (iii) a substantial decrease in net operating cash flows or an increase in expenses of the Company could make it difficult for the Company to meet its debt service requirements and force it to modify its operations; (iv) the Company may be more highly leveraged than its competitors, which may place it at a competitive disadvantage; (v) the Company's high degree of leverage may make it more vulnerable to a downturn in its business or the economy generally; and (vi) the Indenture, the Credit Facility and the AdM Credit Facility contain financial and restrictive covenants that limit the ability of the Company and its subsidiaries to, among other things, borrow additional funds, dispose of assets and pay cash dividends.

         A significant portion of the Company's outstanding debt bears interest at variable rates. While the Company has entered into interest rate protection agreements to limit its exposure to increases in such interest rates, such agreements will not eliminate the exposure to variable rates. Therefore, any future increase in the interest rates on the Company's indebtedness will reduce funds available to the Company for its operations and future business opportunities and will exacerbate the consequences of the Company's leveraged capital structure.

         DEPENDENCE ON THE COMPANY'S SUBSIDIARIES AND VENTURES. Since a substantial portion of the Company's operations is conducted through its subsidiaries and ventures with third parties, the Company's operating cash flow and its ability to service its indebtedness is dependent upon the cash flow of such subsidiaries and ventures and the payment of funds by such subsidiaries and ventures to the Company in the form of loans, dividends or otherwise. As of December 31, 1998, the subsidiaries of the Company had total liabilities of $60.6 million, excluding guarantees and direct borrowings of indebtedness under the credit facility. In addition, the AdM credit facility prohibits AdM from distributing cash to the Company.

         THE OEM SUPPLIER INDUSTRY. The Company is a supplier to the Heavy/Medium Truck, Trailer and Light Truck industries, which are characterized by a small number of OEMs that are able to exert considerable pressure on suppliers to reduce costs, improve quality and provide additional design and engineering capabilities. OEMs continue to demand and receive price reductions and measurable increases in quality through their use of competitive selection processes, rating programs and various other arrangements. Although the Company has been able to offset a portion of such price reductions through production cost savings, there can be no assurance that it will be able to continue to generate such cost savings in the future. If the Company were unable to generate sufficient production cost savings in the future to offset such price reductions, its profitability would be adversely affected. Additionally, OEMs have generally required suppliers to provide more design engineering input at earlier stages of the product development process, the costs of which have, in some cases, been absorbed by the suppliers. There can be no assurance that future price reductions, increased quality standards or additional engineering capabilities required by OEMs will not have a material adverse effect on the Company.

         CYCLICAL NATURE OF INDUSTRY. The Heavy/Medium Wheel and Light Wheel industries are highly cyclical and, in large part, dependent upon the overall strength of the demand for Heavy/Medium Trucks, Trailers and Light Trucks. The Heavy/Medium Truck, Trailer and Light Truck industries have historically experienced significant fluctuations in demand based on such factors as general economic conditions, interest rates, government regulations and consumer confidence. It is likely that the Heavy/Medium Truck, Trailer and Light Truck industries supplied by the Company will experience downturns at some time in the future. A significant decrease in overall consumer demand for Heavy/Medium Trucks, Trailers and/or Light Trucks could have a material adverse effect on the Company. In addition, the Company's operations are typically seasonal as a result of regular customer maintenance and model changeover shutdowns, which typically occur in the third quarter of each calendar year. This may result in decreased net sales and profitability during the Company's third fiscal quarter.

         LABOR RELATIONS. At December 31, 1998, approximately 78% of the Company's employees at its Henderson, Kentucky facility were represented by the UAW and approximately 83% of the Company's employees at the Ontario, Canada facility were represented by the CAW. The Company had a 53-day strike at the Ontario, Canada facility in 1997 and currently has a strike at the Henderson, Kentucky facility (See "Item 1-Business-Employees"). Throughout the strike periods the Company's operations has continued with salaried personnel and outside contractors. There has not been, and the Company believes that there will be no supply disruption to the Company's customer base; however, there can be no assurance to that effect. A supply disruption to the Company's customer base could have a material adverse effect on the Company. Management estimates that the strike at the Henderson, Kentucky Facility affected pre-tax earnings in 1998 by $3.9 million. See "Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations".

         DEPENDENCE ON RAW MATERIALS. The raw materials on which the Company depends are steel and aluminum. Although steel is generally available from a number of sources, the Company has obtained favorable sourcing by negotiating high-volume contracts with terms ranging from 1 to 3 years. AKW obtains aluminum for its Wheels from various third-party suppliers. While the Company believes that its supply contracts can be renewed on acceptable terms, there can be no assurance that such agreements can be renewed on such terms or at all. A substantial interruption in the Company's supply of steel or aluminum could have a material adverse effect on the Company. In addition, although the prices of steel and aluminum have not been volatile in recent periods and the Company has had success in passing through steel price increases to its customers, there can be no assurance that there will not be rapid and significant changes in the price of these materials or that the Company will be able to pass on any such cost increases to its customers. See "Item 1-Business-Supplier Relationships."

         COMPETITION. Due to the breadth of the Company's product line, the Company competes with different companies in different markets. Several of these competitors have substantially greater financial resources than the Company. In addition, OEMs may expand their internal production of Wheels, shift sourcing to other suppliers or take other actions that could reduce the market for the Company's products and have a material adverse effect on the Company. There can be no assurance that the Company will not encounter increased competition in the future or that the Company's expansion in its markets and planned entry into additional markets will not expose the Company to an increasing number of well-capitalized competitors. See "Item 1-Business-Competition."

         POTENTIAL EXPOSURE TO ENVIRONMENTAL LIABILITIES. The Company's operations are subject to various foreign, federal, state and local environmental laws, ordinances and regulations, including, without limitation, those governing discharges into the air and water, the storage, handling and disposal of solid and hazardous wastes, the remediation of soil and groundwater contaminated by petroleum products or hazardous substances or wastes, and the health and safety of employees. Under certain environmental laws, a current or previous owner or operator of property may be liable for the costs of removal or remediation of certain hazardous substances or petroleum products on, under or in such property, without regard to whether the owner or operator knew of, or caused, the presence of the contaminants, and regardless of whether the practices that resulted in the contamination were legal at the time they occurred. The presence of, or failure to remediate properly such substances, may adversely affect the ability to sell or rent such property or to borrow using such property as collateral. Additionally, the owner of a site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site. Compliance with environmental laws, stricter interpretations of or amendments to any such laws, or more vigorous enforcement policies by regulatory agencies with respect to any of them may require material expenditures by the Company. The nature of the Company's current and former operations and the history of industrial uses at its facilities expose the Company to the risk of liabilities or claims with respect to environmental and worker health and safety matters that could have a material adverse effect on the Company. See "Item 1-Business-Environmental Matters."

         DIFFICULTY IN ACHIEVING GROWTH STRATEGIES. The growth strategies that have been developed by the Company are based on the Company's review of its operations and its competitive position. The Company plans to make significant expenditures to (i) expand in Mexico and into other Latin American countries through its AdM venture, (ii) expand its aluminum Wheel production facilities in the United States and (iii) expand its presence in the Light Wheel market. In addition, the Company's strategies include seeking to form or acquire a global presence through joint ventures, alliances and other business combinations. The Company may decide to alter or discontinue certain aspects of these growth strategies and may adopt alternative or additional strategies. The Company may not have the financial resources available to take advantage of opportunities to pursue these growth strategies. In addition, there can be no assurance that any such strategies, if implemented, will be successful or will improve operating results. Some of the Company's growth strategies entail the risks of foreign operations, including the impact of foreign tax and other regulations, currency fluctuations and political and economic instability. As the Company enters new geographic and industry markets or attempts to increase its shares of existing markets, it may encounter significant competition, some of whom have substantially greater resources than the Company. Other conditions may exist, such as unforeseen costs and expenses or an economic downturn, that may offset any improved operating results that are attributable to such growth strategies. See "Item 1-Business-Competition."

       DEPENDENCE ON KEY MANAGEMENT. The Company's success depends largely upon the abilities and experience of certain key management personnel. The loss of the services of one or more of such key personnel, and in particular William P. Greubel, the Company's President and Chief Executive Officer, could have a material adverse effect on the Company. The Company does not maintain key-man life insurance policies on any of its executives. See "Item 10-Directors and Executive Officers of the Company."

         CONTROL BY KKR AFFILIATES. As of December 31, 1998, approximately 87% of the Company's Common Stock was held by Hubcap Acquisition. Hubcap Acquisition is a Delaware limited liability company whose members are KKR 1996 Fund L.P. and KKR Partners II, L.P. KKR 1996 Fund L.P., which owns more than a 95% equity interest in Hubcap Acquisition, is a Delaware limited partnership whose sole general partner is KKR Associates 1996 L.P. KKR Associates 1996 L.P. is a Delaware limited partnership whose sole general partner is KKR 1996 GP L.L.C. KKR 1996 GP L.L.C. is a Delaware limited liability company whose members are also the members of the limited liability company that is the general partner of Kohlberg Kravis Roberts & Co. L.P. ("KKR"). Accordingly, affiliates of KKR control the Company and have the power to elect all of its directors, appoint new management and approve any action requiring the approval of the Company's shareholders, including adopting amendments to the Company's Certificate of Incorporation and approving mergers or sales of substantially all of the Company's assets. There can be no assurance that the interests of KKR and its affiliates will not conflict with the interests of other holders of the company's securities. See "Item 10-Directors and Executive Officers of the Company" "Item 12-Security Ownership of Certain Beneficial Owners and Management" and "Item 13-Certain Relationships and Related Transactions."

         RESTRICTIVE DEBT COVENANTS. The Company's credit documents contain numerous financial and operating covenants that limit the discretion of the Company's management with respect to certain business matters. These covenants place significant restrictions on, among other things, the ability of the Company to incur additional debt, to create liens, to make certain payments and investments and to sell or otherwise dispose of assets and merge or consolidate with other entities. The Company is also required to meet certain financial ratios and tests. A failure to comply with the obligations contained in the credit documents could result in an event of default, and possibly the acceleration of the related debt and the acceleration of debt under other instruments evidencing indebtedness that may contain cross-acceleration or cross-default provisions.

         YEAR 2000 COMPLIANCE. The Company utilizes a significant number of computer software programs and operating systems across its entire organization, including applications used in sales, shipping, financial business systems and various administrative functions. To the extent that the Company's software applications contain source code that is unable to appropriately interpret the upcoming calendar year "2000" and beyond, some level of modification or replacement of such applications will be necessary. The Company has identified its applications that are not "Year 2000" compliant and is working to modify or replace such applications, as necessary. The Company expects to perform final acceptance testing as well as correct Year 2000 impacted systems that are not critical to the Company's business through 1999. The Company also is in the process of identifying whether significant customers and suppliers may have Year 2000 compliance issues which will affect their interaction with the Company. Given information known at this time about the

Company's systems that are non-compliant, coupled with the Company's ongoing, normal course-of-business efforts to upgrade or replace critical systems, as necessary, management does not expect Year 2000 compliance costs to have any material adverse impact on the Company. No assurance can be given, however, that all of the Company's systems, and those of significant customers and suppliers, will be Year 2000 compliant or the failure to achieve substantial Year 2000 compliance will not have a material adverse effect on the Company. See "Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations-Year 2000 Compliance."

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company, in the normal course of doing business, is exposed to the risks associated with foreign currency exchange rates and changes in interest rates. The Company uses foreign exchange contracts to hedge both balance sheet and off-balance sheet foreign currency commitments. Specifically, these foreign exchange contracts offset foreign currency denominated purchase commitments from suppliers, accounts receivable from and future committed sales to customers, and operating expenses in Canada. Management believes the use of foreign currency financial instruments reduces the risks that arise from doing business in international markets. Contracts are generally one year or less. At December 31, 1998, the Company had open foreign exchange forward contracts with a notional amount of $79.6 million. For additional information, see footnotes 1 and 8 to the notes to the Consolidated Financial Statements included herein.

         The Company's hedging activities provide only limited protection against currency exchange risks. Factors that could impact the effectiveness of the Company's hedging programs include accuracy of sales estimates, volatility of currency markets and the cost and availability of hedging instruments. The counterparties to the forward contracts are financial institutions with investment grade credit ratings. The Company monitors its foreign currency cash flow transactions and executes forward contracts to reduce its foreign exchange exposures. The use of forward contracts protects the Company's cash flows against unfavorable movements in exchange rates, to the extent of the amount under contract. A 10% adverse change in currency exchange rates for the Company's foreign currency derivatives held at December 31, 1998, would have an impact of approximately $7.9 million on the fair value of such instruments. This quantification of exposure to the market risk associated with foreign exchange financial instruments does not take into account the offsetting impact of changes in the fair value of the Company's foreign denominated assets, liabilities and firm commitments.

         Accuride uses long-term debt as a primary source of capital in its business. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for Accuride long-term fixed-rate debt and its other types of long-term debt at December 31, 1998:


(Dollars in                                                                                          Fair
thousands)             1999      2000      2001       2002       2003    Thereafter        Total    Value
                       ----      ----      ----       ----       ----    ----------        -----    -----
Long-Term Debt:
Fixed                                                                      $200,000     $200,000    $200,000
Avg. Rate                                                                      9.25%        9.25%
Variable             $1,350    $1,350    $9,708    $12,494     $4,137      $161,250     $190,289    $190,289
Avg. Rate             6.83%     6.83%     8.65%      8.71%      8.25%         6.77%        7.03%


         The Company has used an interest rate swap to alter interest rate exposures between fixed and floating rates on a portion of the Company's long-term debt. As of December 31, 1998, $100.0 million notional amount of interest rate swap was outstanding. On average during 1998, the Company paid 5.75% as a fixed rate and received 5.5685% on the swap. Under the terms of the interest rate swap, the Company agrees with the counterparty to exchange, at specified intervals, the difference between the fixed rate and floating rate interest amounts calculated by reference to the agreed notional principal amount. The swap matures in January, 2001. The Company also used an interest rate cap to set a ceiling on the maximum floating interest rate the Company would incur on a portion of the Company's long term debt. As of

December 31, 1998, $35.0 million notional amount of interest rate cap was outstanding. Under the terms of the interest rate cap, the Company is entitled to receive from the counterparty on a quarterly basis the amount, if any, by which the three-month Eurodollar interest rate exceeds 7.5%. The cap matures in January, 2001. For additional information, see footnotes 1 and 8 to the notes to the Consolidated Financial Statements included herein. The Company is exposed to credit related losses in the event of nonperformance by the counterparties to the swap and cap, although no such losses are expected as the counterparties are financial institutions having an investment grade credit rating.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Attached, beginning at page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

                           [THIS SPACE INTENTIONALLY LEFT BLANK]

                                     PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

DIRECTORS AND EXECUTIVE OFFICERS

         The directors and executive officers of the Company, and their ages as of December 31, 1998, are as follows:

NAME                        AGE   POSITION
----                        ---   --------
William P. Greubel........  47    Director, President and Chief Executive Officer
David K. Armstrong........  42    Vice President-General Counsel
Birum G. Campbell.........  51    Vice President-Light Wheel Unit
Robert J. Fagerlin........  52    Vice President and General Manager, AdM
Elizabeth I. Hamme........  48    Vice President-Human Resources and Continuous Improvement
Terrence J. Keating.......  49    Vice President-Operations
John R. Murphy............  48    Vice President-Finance and Chief Financial Officer
William D. Noll...........  51    Vice President-Product Development & Technology
Bradford C. Schultz.......  56    Senior Vice President-Sales
Henry L. Taylor...........  44    Vice President-Marketing and International Sales
Henry R. Kravis...........  54    Director
George R. Roberts.........  55    Director
James H. Greene, Jr.......  48    Director
Todd A. Fisher............  33    Director


       WILLIAM P. GREUBEL. Mr. Greubel has been a director and the Chief Executive Officer of the Company since January 21, 1998. Mr. Greubel has been president of the Company since 1994. He is also a director of AOT, AKW and AdM. Prior to joining the Company, from 1974 to 1994, Mr. Greubel held positions at AlliedSignal Corporation in sales, marketing and operations. His last two positions were Vice President and General Manager for the Environmental Catalysts and Engineering Plastics businesses. Mr. Greubel holds a B.A. in Economics and an M.B.A. from Rutgers University.

       DAVID K. ARMSTRONG. Mr. Armstrong joined the Company as Vice President and General Counsel in October 1998. Prior to joining the Company, Mr. Armstrong was a partner at the law firm of Snell & Wilmer L.L.P. Mr. Armstrong holds a B.S. and MAcc in Accounting and a Juris Doctorate, all from Brigham Young University.

         BIRUM G. CAMPBELL. Mr. Campbell joined the Company in his present position in August 1996. Prior to joining the Company, Mr. Campbell spent over 26 years with Hayes Wheels (formerly Kelsey-Hayes) in a variety of functions, including sales account management, materials management, general management aftermarket, strategic and product directors positions and, finally, as Director/Sales and Marketing for its aluminum Wheels business unit. Mr. Campbell holds a B.S. in Industrial Economics from Purdue University.

       ROBERT J. FAGERLIN. Mr. Fagerlin has been with Accuride/Firestone since 1976 and holds the newly created position of Vice President-General Manager of AdM. Prior to this, he served as Vice President of Business Development. Mr. Fagerlin serves as the Board Chairman of AOT and is designated a board member and President of AdM. Mr. Fagerlin holds a B.S. in Industrial Management from the University of Akron.

       ELIZABETH I. HAMME. Ms. Hamme joined the Company, in her present position in February 1995. Prior to joining the Company, Ms. Hamme served as an independent consultant to the manufacturing and financial services sectors since 1991. From 1989 to 1991, Ms. Hamme held the positions of Division Human Resources Manager and Group Manager of Human Resources Development and Compensation with FMC Corporation (Chemical Products Group). Ms. Hamme holds a B.A. in Political Science and an M.A. in Adult Education from the George Washington University.

       TERRENCE J. KEATING. Mr. Keating joined the Company in December, 1996. From 1995 to November, 1996, Mr. Keating was the manager of Indianapolis Diesel Engine Plant of Navistar International Transportation Company. From 1990 to 1995, Mr. Keating was Vice President of Operations of Peerless Pump, Inc. Mr. Keating holds a B.S. in Mechanical Engineering Technology from Purdue University and an M.B.A. in Operations from Indiana University. He is certified by the American Production and Inventory Control Society (APICS) as an inventory management professional.

       JOHN R. MURPHY. Mr. Murphy joined the Company in March, 1998. Prior to joining the Company, Mr. Murphy was the President and Chief Executive Officer of Falconite, Inc., a privately held rental equipment company. From 1994 to 1997, Mr. Murphy was Executive Vice President-Administration, Chief Financial Officer and Corporate Secretary of North American Stainless, Inc. Mr. Murphy also held the position of Vice President of Finance and Strategic Planning for Armco Advanced Materials Company, a stainless and electrical specialty steel manufacturing company. Mr. Murphy holds a B.S. in Accounting from the Pennsylvania State University and an M.B.A. from the University of Colorado.

       WILLIAM D. NOLL. Mr. Noll joined the Company in 1971. He worked as a design engineer in product development and was subsequently promoted to Manager, Product Engineering, in 1979. In 1983, Mr. Noll became Manager/Product Quality. In 1991, Mr. Noll was promoted to his current position. He is currently a member and company representative for SAE on the Truck/Bus Council, a member and company representative for The Maintenance Council of the American Trucking Association, a member and past president of the Tire and Rim Association, the ISO Representative for the United States for Truck Wheels and a member of ASME. Mr. Noll holds a B.S. in Mechanical Engineering from the University of Detroit and an M.B.A. and a M.S. in Engineering Management, both from the University of Evansville.

       BRADFORD C. SCHULTZ. Mr. Schultz joined Firestone Tire and Rubber Company (the prior owner of the Company) in 1964 as a college class trainee and has worked with the company since that time. He assumed his current position in 1991. Mr. Schultz is also a director of AOT and serves as the Company's representative for the Truck Trailer Manufacturers Association. Mr. Schultz holds a B.A. from Muskingum College, New Concord, Ohio.

        HENRY L. TAYLOR. Mr. Taylor joined the Company, in his present position, in April 1996. From 1988 to 1996, he worked at Rockwell Automotive, in product management, marketing, international business and business development. From 1980 to 1988, Mr. Taylor was employed by AlliedSignal's Bendix Heavy Vehicle Systems Group, where he held positions in operations management, field sales, product management and business development. Mr. Taylor holds a B.S. in Marketing and Management from the University of Nevada, Reno ("UNR") and has completed graduate courses in business at UNR, St. Louis University and Case Western University.

       HENRY R. KRAVIS. Mr. Kravis is a director of the Company. He is a managing member of KKR & Co., L.L.C., the limited liability company which serves as the general partner of KKR. He is also a director of Act III Cinemas, Inc., Amphenol Corporation, Borden, Inc., The Boyds Collection, Ltd., BRW Acquisition, Inc., Evenflo Company, Inc. The Gillette Company, IDEX Corporation, KinderCare Learning Centers, Inc., KSL Land Corporation, KSL Recreation Corporation, MedCath Incorporated, Newsquest Capital plc, Neway Anchorlok International, Inc., Owens-Illinois, Inc., Owens-Illinois Group, Inc., PRIMEDIA, Inc., Randall's Food Markets, Inc., Regal Cinemas, Inc., RELTEC Corporation, Safeway Inc., Sotheby's Holdings Inc., Spalding Holdings Corporation, and U.S. National Resources, Inc. Mr. Kravis is a first cousin of Mr. Roberts.

       GEORGE R. ROBERTS. Mr. Roberts is a director of the Company. He is a managing member of KKR & Co., L.L.C., the limited liability company which serves as the general partner of KKR. He is also a director of Amphenol Corporation, Borden, Inc., The Boyds Collection, Ltd., BRW Acquisition, Inc., Evenflo Company, Inc., IDEX Corporation, KinderCare Learning Center, Inc., KSL Land Corporation, KSL Recreation Corporation, MedCath Incorporated, Neway Anchorlok International, Inc., Owens-Illinois Group, Inc., Ownens-Illinois, Inc., PRIMEDIA, INC., Randalls Food Markets, Inc., Regal Cinemas, Inc.,
RELTEC

Corporation, Safeway, Inc., Spalding Holdings Corporation, Trinity Acquisition, plc and U.S. National Resources, Inc. Mr. Roberts is a first cousin of Mr. Kravis.

         JAMES H. GREENE, JR. Mr. Greene is a director of the Company. He is a member of KKR & Co., L.L.C., the limited liability company which serves as the general partner to KKR. He is also a director of Bruno's, Inc., Owens-Illinois, Inc., Owens-Illinois Group, Inc., Randall's Food Markets, Inc., RELTEC Corporation and Safeway Inc.

         TODD A. FISHER. Mr. Fisher is a director of the Company. He has been an executive of KKR since 1993. From July 1992 to June 1993, Mr. Fisher was an associate at Goldman, Sachs & Co. Mr. Fisher serves as a director of Layne Christensen Company, BRW Acquisition, Inc. and Trinity Acquisition, plc.

ITEM 11. EXECUTIVE COMPENSATION

         COMPENSATION OF DIRECTORS. Members of the Board of Directors employed by the Company do not receive any separate compensation for services performed as a director. Those members of the Board of Directors not otherwise employed by the Company receive a $30,000 annual retainer. There is no separate compensation for service on the compensation or audit committees. See also "Item 13-Certain Relationships and Related Transactions."

SUMMARY COMPENSATION TABLE

         The following table sets forth information with respect to the compensation paid by the Company for services rendered during the year ended December 31, 1998 to the Chief Executive Officer and to each of the four other most highly compensated executive officers of the Company (the "Named Executive Officers").

                                                                        LONG TERM COMPENSATION
                                                                        ----------------------
                                             ANNUAL COMPENSATION                   AWARDS           PAYOUTS
                                   --------------------------------------  -----------------------  --------
                                                                           Restricted   Securities
Name and Principal                                        Other Annual      Stock       Underlying    LTIP       All Other
Position                 Year      Salary       Bonus    Compensation (a)   Award(s)   Options/SARs  Payouts   Compensation (b)
------------------       ----      ------       -----    ----------------  ----------  -----------   -------   ----------------

William P. Greubel       1998      $240,000    $117,700       $13,226             --           --        --        $772,468
(President and Chief     1997      $200,000     $78,900       $38,222             --           --        --         $24,474
Executive Officer)       1996      $185,520    $105,000       $22,896       $358,125      $12,000        --          $8,857

Bradford C. Schultz      1998      $152,200     $70,100       $11,603             --           --        --        $237,308
(Senior Vice             1997      $144,900     $41,900        $7,899             --           --        --         $16,194
President - Sales)       1996      $138,000     $53,793        $3,300             --       $4,000        --         $15,624

Terrence Keating         1998      $143,100     $61,800       $11,115             --           --        --        $226,599
(Vice President -        1997      $135,000     $12,701        $1,338             --           --        --         $22,793
Operations) (c)          1996       $11,250          --          $323             --       $3,500        --              --

William D. Noll          1998      $123,200     $55,100       $11,115             --           --        --        $136,170
(Vice President -        1997      $117,300     $35,300          $815             --           --        --         $13,907
Product Development      1996      $112,320     $46,100        $1,223             --       $3,500        --         $11,783
and Technology)

Elizabeth I. Hamme       1998      $120,000     $40,700       $11,115             --           --        --        $150,538
(Vice President -        1997      $108,000     $33,300        $1,415             --           --        --          $1,293
Human Resources and      1996      $102,000     $33,100          $575             --           --        --          $1,752
Continuous Improvement)


(a) Compensation includes imputed income, medical reimbursements, financial planning service fees, and gross-ups on financial planning, vested liabilities, Phelps Dodge restricted dividends (for years prior to the acquisition by KKR), safety awards and spouse travel as follows:

                                                                                           PHELPS
                                                                                           DODGE
                                                    FINANCIAL      FINANCIAL              RESTRICTED
                         IMPUTED       MEDICAL       PLANNING      PLANNING    VESTED       STOCK       SAFETY     SPOUSE
                  YEAR    INCOME    REIMBURSEMENT  SERVICE FEES    GROSS-UP  LIABILITIES  DIVIDENDS     AWARDS     TRAVEL
                  ----   -------    -------------  ------------    --------- -----------  ----------    ------     -------
Mr. Greubel...    1998       --          --          $5,088         $4,138     $4,000          --         --          --
                  1997       --          --              --             --    $12,608     $10,000       $401          --
                  1996       --          --              --             --         --          --         --          --
Mr. Schultz...    1998       --        $156          $6,130         $5,317     $6,430          --         --      $1,058
                  1997       --          --              --             --         --          --       $411          --
                  1996       --          --              --             --         --          --         --          --
Mr. Keating...    1998       --          --          $6,130         $4,985         --          --         --          --
                  1997     $574        $349              --             --         --          --         --          --
                  1996       --          --              --             --         --          --         --          --
Mr. Noll......    1998       --        $312          $6,130         $4,985         --          --         --          --
                  1997      $26        $242              --             --       $132          --       $415          --
                  1996       --          --              --             --         --          --         --          --
Ms. Hamme.....    1998       --          --          $6,130         $4,985         --          --         --          --
                  1997       --          --              --             --         --      $1,000       $415          --
                  1996       --          --              --             --         --          --       $575          --


(b) Compensation includes retention bonuses, restricted stock payments, and distributions from the Phelps Dodge non-qualified savings plan paid in connection with the Recapitalization, vacation sold, contributions made by the Company to the employees' qualified or non-qualified savings plan (company match and/or profit sharing), the Executive Life Insurance Plan (which provides employees with a bonus to pay for a universal life insurance policy that is fully owned by the employee), and moving relocation expenses, as set forth below:

                        DISTRIBUTION   RESTRICTED                              COMPANY
                         FROM PHELPS    STOCK        RETENTION   VACATION        MATCH &        ELIP
                YEAR    DODGE NQ PLAN   PAYMENT        BONUS       SOLD      PROFIT SHARING   PREMIUMS    RELOCATION
                ----    -------------  ----------    ---------   --------    --------------   --------    ----------
Mr. Greubel.    1998      $59,061      $312,368       $400,000         $0        $17,500       $3,539            --
                1997           --            --             --     $3,077        $18,996       $2,361            --
                1996           --            --             --         --             --           --            --
Mr. Schultz.    1998           --            --       $214,500     $5,855        $14,038       $2,915            --
                1997           --            --             --         --        $13,794       $2,400            --
                1996           --            --             --         --             --           --            --
Mr. Keating.    1998           --            --       $202,500    $11,284        $11,323       $1,492            --
                1997           --            --             --         --             --       $1,229       $21,564
                1996           --            --             --         --             --           --            --
Mr. Noll....    1998           --            --       $117,300     $6,161        $11,359       $1,350            --
                1997           --            --             --     $1,523        $11,266       $1,118            --
                1996           --            --             --         --             --           --            --
Ms. Hamme...    1998           --       $30,813       $108,000         $0        $10,600       $1,125            --
                1997           --            --             --       $415             --         $878            --
                1996           --          $975             --         --             --         $777            --


(c)  Mr. Keating began employment on December 1, 1996.

         The following table gives information concerning individual grants of stock options made during 1998 to each of the Named Executive Officers.

                        OPTION/SAR GRANTS IN LAST FISCAL YEAR


                                                                                   Potential Realizable Value
                                                                                   at Assumed Annual Rates of
                                                                                     Stock Price Appreciation
                       Individual Grants                                                for Option Term
--------------------------------------------------------------------------------   --------------------------
                    NUMBER OF        % OF TOTAL
                    SECURITIES      OPTIONS/SARS
                    UNDERLYING       GRANTED TO      EXERCISE OR
                   OPTIONS/SARS     EMPLOYEES IN     BASE PRICE      EXPIRATION
      NAME         GRANTED (1)       FISCAL YEAR       ($/SH)           DATE        5 (%) (2)      10 (%) (2)
      ----         -----------       -----------     -----------     -----------   -----------     ----------
Mr. Greubel           450              30.9%           $5,000       Jan 21, 2008    $1,415,013     $3,585,921
Mr. Schultz            80              5.5%            $5,000       Jan 21, 2008      $251,558       $637,497
Mr. Keating            80              5.5%            $5,000       Jan 21, 2008      $251,558       $637,497
Mr. Noll               80              5.5%            $5,000       Jan 21, 2008      $251,558       $637,497
Ms. Hamme              80              5.5%            $5,000       Jan 21, 2008      $251,558       $637,497


(1) One-half of the options granted become exercisable and vest over time at the rate of 20% per year. The other half of the options granted become exercisable and vest at the rate of 20% per year upon the achievement of certain financial targets.

(2) The amounts shown under the columns are the result of calculations at 5% and 10% rates as required by the SEC and are not intended to forecast future appreciation of the stock price of the Common Stock.

The following table gives information for options exercised by each of the Named Executive Officers in 1998 and the value (stock price less exercise price) of the remaining options held by those executive officers at year end, using management's estimate of the Common Stock value on December 31, 1998.

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                    AND FISCAL YEAR-END OPTION/SAR VALUES

                                                                   NUMBER OF SECURITIES           VALUE OF UNEXERCISED
                                                                 UNDERLYING UNEXERCISED              IN-THE-MONEY
                                                                 OPTIONS/SARS AT FISCAL           OPTIONS/SARS AT FISCAL
                                                                       YEAR-END                       YEAR-END (2)
                                                              ----------------------------   -----------------------------
                               SHARES
                             ACQUIRED ON
           NAME               EXERCISE       VALUE REALIZED   EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
           ----              -----------     --------------   -----------    -------------    -----------    -------------
William P. Greubel(1)......       0                $0             90             360              --               --
Bradford C. Schultz(1).....       0                $0             16              64              --               --
Terrence Keating...........       0                $0             16              64              --               --
William D. Noll(1).........       0                $0             16              64              --               --
Elizabeth I. Hamme.........       0                $0             16              64              --               --


(1) In addition to the information contained in this table, the following named officers exercised stock options issued by Phelps Dodge, the previous owner of the Company: William P. Greubel 4,467 shares with a value realized of $37,969; Bradford C. Schultz 14,800 shares with a value realized of $224,883; and William D. Noll 9,034 shares with a value realized of $89,782.

(2) The value of the shares underlying the options as of December 31, 1998 is not in excess of the base price. There is no established trading market for the Company's Common Stock.

                                PENSION PLAN TABLE

                                                            YEARS OF SERVICE
                                                            ----------------
       REMUNERATION                15           20            25           30            35            40
       ------------                --           --            --           --            --            --
$125,000...................      $31,415       $41,887      $52,359       $62,831       $73,303      $81,428
 150,000...................       38,165        50,887       63,609        76,331        89,053       98,803
 175,000...................       44,915        59,887       74,859        89,831       104,803      116,178
 200,000...................       51,665        68,887       86,109       103,331       120,553      133,553
 225,000...................       58,415        77,887       97,359       116,831       136,303      150,928
 250,000...................       65,165        86,887      108,609       130,331       152,053      168,303
 275,000...................       71,915        95,887      119,859       143,831       167,803      185,678
 300,000...................       78,665       104,887      131,109       157,331       183,553      203,053
 400,000...................      105,665       140,887      176,109       211,331       246,553      272,553
 500,000...................      132,665       176,887      221,109       265,331       309,553      342,053
 600,000...................      159,665       212,887      266,109       319,331       372,553      411,553


         The above table details estimated annual benefits for Accuride salaried employees retiring December 31, 1998 at age 65. Benefits include benefits payable from predecessor plans.

         The Accuride Corporation Retirement Plan for salaried employees (the "Retirement Plan") provides a member upon retirement at age 65 with a pension for life with five years of payments guaranteed. Under the Retirement Plan, average compensation means the monthly average of a participant's compensation for the period on and after January 1, 1985. For plan years prior to November 1, 1987, compensation excluded bonus payments. Beginning November 1, 1987, the plan was amended to include bonus payments up to a maximum amount of 4.5% of base salary. For plan years beginning on or after November 1, 1988, total compensation includes the full bonus amount.

         Benefit service includes all periods of employment with Accuride. Benefits under the Retirement Plan are subject to certain limitations under the Internal Revenue Code of 1986, as amended, and to the extent the result of such limitations would be a benefit less than would otherwise be paid under such Plan, the difference is provided under the supplementary retirement provisions of the Accuride Corporation Supplemental Retirement Plan (the "Supplemental Plan"). The formula for determining benefits payable under the Retirement Plan is based on covered compensation for an employee reaching age 65 in 1998.

         The expected credited years of benefit service at normal retirement for the President and each of the four other most highly compensated executive officers as of December 31, 1998 are as follows: Mr. Greubel, 22 years; Mr. Schultz, 36 years; Mr. Keating, 18 years, Mr. Noll, 41 years, and Ms. Hamme, 20 years. The years of service are based on normal retirement for all executive officers under the Retirement Plan and the applicable provisions of the Supplemental Plan.

1998 STOCK PURCHASE AND OPTION PLAN

         In early 1998, the Company adopted the 1998 Stock Purchase and Option Plan for Key Employees of Accuride Corporation and Subsidiaries (the "1998 Plan").

         The 1998 Plan provides for the issuance of shares of authorized but unissued or reacquired shares of Common Stock, subject to adjustment to reflect certain events such as stock dividends, stock splits, recapitalizations, mergers or reorganizations of or by the Company. The 1998 Plan is intended to assist the Company in attracting and retaining employees of outstanding ability and to promote the identification of their interests with those of the stockholders of the Company. The 1998 Plan permits the issuance of Common Stock (the "1998 Plan Purchase Stock") and the grant of Non-Qualified Stock Options (the "1998 Plan

Options") to purchase shares of Common Stock (the issuance of 1998 Plan Purchase Stock and the grant of 1998 Plan Options pursuant to the 1998 Plan being a "1998 Plan Grant"). Unless sooner terminated by the Company's Board of Directors, the 1998 Plan will expire ten years after adoption. Such termination will not affect the validity of any 1998 Plan Grant outstanding on the date of the termination.

         The Compensation Committee of the Board of Directors will administer the 1998 Plan, including, without limitation, the determination of the employees to whom 1998 Plan Grants will be made, the number of shares of Common Stock subject to each 1998 Plan Grant, and the various terms of 1998 Plan Grants. The Compensation Committee of the Board of Directors may from time to time amend the terms of any 1998 Plan Grant, but, except for adjustments made upon a change in the Common Stock by reason of a stock split, spin-off, stock dividend, stock combination or reclassification, recapitalization, reorganization, consolidation, change of control, or similar event, such action shall not adversely affect the rights of any participant under the 1998 Plan with respect to the 1998 Plan Purchase Stock and the 1998 Plan Options without such participant's consent. The Board of Directors retain the right to amend, suspend or terminate the 1998 Plan.

SEVERANCE AGREEMENTS

         After the closing of the Recapitalization, the Company entered into severance agreements with senior management employees, including the Named Executive Officers, pursuant to which in the event of any such employee's termination "without cause" or "for good reason" (as defined therein) the Company will pay such employee one year's base salary less any other severance payments to which the employee is entitled from the Company and less any payments received by the employee from Phelps Dodge in the nature of severance or bonus payments.

EMPLOYEE EQUITY ARRANGEMENTS

         After the closing of the Recapitalization and pursuant to the 1998 Plan, the Company sold 1998 Plan Purchase Stock and issued 1998 Plan Options to selected employees, including the Named Executive Officers, which will represent, in the aggregate, approximately 10% of the fully diluted Common Stock (of which the Named Executive Officers will hold approximately 37%). In connection with such arrangements, the Company and each such employee entered into an Employee Stockholders' Agreement and a Stock Option Agreement. In order to finance the stock purchases, certain employees also entered into secured Promissory Notes and Pledge Agreements. The Employee Stockholders' Agreement (i) places restrictions on each such employee's ability to transfer shares of 1998 Plan Purchase Stock and Common Stock acquired upon exercise of the 1998 Plan Options, including a right of first refusal in favor of the Company, (ii) provides each such employee the right to participate pro rata in certain sales of Common Stock by Hubcap Acquisition or its affiliates and
(iii) provides Hubcap Acquisition and its affiliates the right to require each such employee to participate pro rata in certain sales of Common Stock by Hubcap Acquisition or its affiliates. The Stockholders' Agreement also grants (subsequent to an initial public offering of the Common Stock) piggyback registration rights to each such employee pursuant to a registration rights agreement between Hubcap Acquisition and the Company. In addition, the Employee Stockholders' Agreement gives the Company the right to purchase shares and options held by each such employee upon termination of employment for any reason and permits each such employee to sell stock and options in the event of death, disability or retirement after turning 65 years of age.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

       Messrs. Greene and Fisher, with Mr. Greene as Chairman, are all of the members of the Compensation Committee of the Board of Directors of the Company. See "Item 13-Certain Relationships and Related Transactions."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the ownership of the Common Stock as of March 1, 1999 by each person known to be the owner of 5% or more of the Common Stock, by each person who is a director or Named Executive Officer of the Company and by all directors and executive officers of the Company as a group.

NAME AND ADDRESS                                            COMMON STOCK BENEFICIALLY OWNED (a)
----------------                                            -----------------------------------
                                                                  SHARES         PERCENT
                                                                  ------         -------
KKR 1996 GP L.L.C. (b)
c/o Kohlberg Kravis Roberts & Co. L.P.
9 West 57th Street
New York, New York 10019....................................    21,600          87.21%
   Henry R. Kravis (b)......................................        --             --
   George R. Roberts (b)....................................        --             --
   James H. Greene, Jr. (b).................................        --             --
    Todd A. Fisher (b)......................................        --             --
RSTW  Partners III, L.P. (c)
5847 San Felipe
Houston, TX 77057...........................................     2,400           9.69%
William P. Greubel..........................................       240              *
Elizabeth I. Hamme..........................................        56              *
Terrence J. Keating.........................................        56              *
William D. Noll.............................................        56              *
Bradford C. Schultz.........................................        56              *
      All executive officers and directors as a group.......       744           2.98%


-------------------
*        Less than one percent.

(a) The amounts and percentage of Common Stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote or to direct the voting of such security, or "investment power," which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which he has no economic interest. The percentage of class outstanding is based on 24,768 shares of Common Stock outstanding as of March 1, 1999.

(b) Shares of Common Stock shown as beneficially owned by KKR 1996 GP L.L.C. are held by Hubcap Acquisition. KKR 1996 GP L.L.C. is the sole general partner of KKR Associates 1996 L.P., which is the sole general partner of KKR 1996 Fund L.P. KKR 1996 Fund L.P. is one of two members of Hubcap Acquisition and owns more than a 95% equity interest in Hubcap Acquisition. KKR 1996 GP L.L.C. is a limited liability company, the managing members of which are Messrs. Henry R. Kravis and George
         R. Roberts, and the other members of which are Messrs. Paul E.
         Raether, Michael W. Michelson, James H. Greene, Jr., Michael T.
         Tokarz, Clifton S. Robbins, Edward A. Gilhuly, Perry Golkin, Scott M. Stuart and Robert I. MacDonnell. Messrs. Kravis, Roberts and Greene are directors of the Company. Each of such individuals may be deemed to share beneficial ownership of any shares beneficially owned by KKR 1996 GP L.L.C. Each of such individuals disclaims beneficial ownership. Mr. Todd A. Fisher is a director of the Company and is also an executive of KKR and a limited partner of KKR Associates 1996 L.P.
         Mr. Fisher disclaims that he is the beneficial owner of any shares beneficially owned by KKR Associates 1996 L.P.

(c) RSTW Management, L.P. is the sole general partner of RSTW Partners III, L.P.; Rice Mezzanine Corporation ("RMC") is the general partner of RSTW Management, L.P. RMC is a subchapter S-Corporation, the shareholders of which are Messrs. Don K. Rice, Jeffrey P. Sangalis, Jeffrey A. Toole, and James P. Wilson. Each of such individuals may be deemed to share beneficial ownership of any shares beneficially owned by RSTW Partners III, L.P. Each of such individuals disclaims beneficial ownership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         As of March 1, 1999, KKR 1996 GP L.L.C. beneficially owned approximately 87% of the Company's outstanding shares of Common Stock. See "Item 12-Security Ownership of Certain Beneficial Owners and Management." The managing members of KKR 1996 GP L.L.C. are Messrs. Henry R. Kravis and George
R. Roberts and the other members of which are Messrs. Paul E. Raether, Michael W. Michelson, James H. Greene, Jr., Michael T. Tokarz, Clifton S. Robbins, Edward A. Gilhuly, Perry Golkin, Scott M. Stuart and Robert I. MacDonnell. Messrs. Kravis, Roberts and Greene are also directors of the Company, as is Todd A. Fisher, who is an executive of KKR & Co., L.L.C. Each of the members of KKR 1996 GP L.L.C. is also a member of KKR & Co., L.L.C, which serves as the general partner of KKR.

         KKR, an affiliate of Hubcap Acquisition, received a fee of $6.0 million in cash for negotiating the Recapitalization and arranging the financing therefor, plus the reimbursement of its expenses in connection therewith, and from time to time in the future, KKR may receive customary investment banking fees for services rendered to the Company in connection with divestitures, acquisitions, and certain other transactions. In addition, KKR has agreed to render management, consulting and financial services to the Company for an annual fee of $0.6 million. See "Item 10-Directors and Executive Officers of the Company" and "Item 12-Security Ownership of Certain Beneficial Owners and Management."

         Hubcap Acquisition has the right, under certain circumstances and subject to certain conditions, to require the Company to register under the Securities Act shares of Common Stock held by it pursuant to the registration rights agreement between Hubcap Acquisition and the Company and the stockholders agreement among Hubcap Acquisitions, the Company, and Phelps Dodge. Such registration rights are generally available to Hubcap Acquisition until registration under the Securities Act is no longer required to enable it to resell the Common Stock owned by it. The registration rights agreement provides, among other things, that the Company will pay all expenses in connection with the first six demand registrations requested by Hubcap Acquisition and in connection with any registration commenced by the Company as a primary offering in which Hubcap Acquisition participates through piggyback registration rights granted under such agreement. Hubcap Acquisition's exercise of its registration rights under the registration rights agreement is subject to the tag along and the drag along rights of certain other stockholders provided for in the stockholders agreement.

         During the 1998 fiscal year, the Company issued approximately 768 shares of the Company's common stock to certain members of management for aggregate consideration in cash and secured promissory notes of approximately $3.8 million.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following constitutes a list of Financial Statements, Financial Statement Schedules, and Exhibits required to be included in this report:

1.   FINANCIAL STATEMENTS

     The following financial statements of the Registrant are filed herewith as part of this report:

     Independent Auditors' Report

     Consolidated Balance Sheets - December 31, 1998 and December 31, 1997.

     Consolidated Statements of Income- Years ended December 31, 1998, December 31, 1997, and December 31, 1996.

     Consolidated Statements of Stockholders' Equity (Deficiency) - Years ended December 31, 1998, December 31, 1997, and December 31, 1996.

     Consolidated Statements of Cash Flows - Years ended December 31, 1998, December 31, 1997, and December 31, 1996.

     Notes to Consolidated Financial Statements - Years ended December 31, 1998, December 31, 1997, and December 31, 1996.

2.   FINANCIAL STATEMENT SCHEDULES

     Schedule II - Valuation and Qualifying Accounts

     Schedules other than those listed above are omitted because of the absence of conditions under which they are required or because the required information is presented in the Financial Statements or notes thereto.

3.   EXHIBITS

(b) Reports on Form 8-K. The Company did not file any Form 8-K during the last quarter of the 1998 fiscal year.

EXHIBIT
  NO.                                DESCRIPTION
--------                             ------------
  *2.1     Stock Subscription and Redemption Agreement, dated as of November 17, 1997, among the Company, Hubcap Acquisition L.L.C. and Phelps Dodge Corporation

  *3.1     Certificate of Incorporation, as amended, of Accuride Corporation.

  *3.2     By-Laws of Accuride Corporation.

  *4.1     Indenture, dated as of January 21, 1998, between Accuride Corporation and
           U.S. Trust Company of California, N.A., as trustee, relating to $200,000,000 aggregate principal amount of 9 1/4% Senior Subordinated Notes due 2008.

  *4.2     Registration Rights Agreement, dated as of January 21, 1998, between Accuride
           Corporation, and BT Alex. Brown Incorporation, Citicorp Securities, Inc., and
           J.P. Morgan Securities Inc.

  *4.3     Specimen Certificate of 9 1/4% Senior Subordinated Notes due 2008, Series A
           (the "Private Notes") .

  *4.4     Specimen Certificate of 9 1/4% Senior Subordinated  Notes due 2008, Series B
           (the "Exchange Notes").



  *10.1     Stockholders' Agreement by and among Accuride Corporation, Phelps Dodge
            Corporation and Hubcap Acquisition L.L.C.

  *10.2     Registration Rights Agreement by and between Accuride Corporation and
            Hubcap Acquisition L.L.C.

  *10.3     1998 Stock Purchase and Option Plan for Employees of Accuride Corporation
            and Subsidiaries.

  *10.4     Form of Non-qualified Stock Option Agreement by and between Accuride
            Corporation and certain employees.

  *10.5 Form of Repayment and Stock Pledge Agreement by and between Accuride and certain employees.

  *10.6     Form of Secured Promissory Note in favor of Accuride Corporation.

  *10.7     Form of Stockholders' Agreement by and among Accuride Corporation, certain employees and Hubcap Acquisition L.L.C.

  *10.8     Form of Severance Agreement by and between Accuride Corporation and certain executives.

  *10.9     Contribution Agreement, dated as of May 1, 1997, among Accuride Corporation,
            Kaiser Aluminum & Chemical Corporation ("Kaiser"), AKW General Partner L.L.C.
            and AKW L.P.

  *10.10    Limited Partnership Agreement of AKW L.P., dated as of May 1, 1997, among AKW
            General Partner L.L.C., Accuride Ventures, Inc., Accuride Corporation and Kaiser.

  *10.11    Limited Liability Company Agreement of AKW General Partner L.L.C., dated as of
            May 1, 1997, among Accuride Ventures, Inc., Accuride Corporation and Kaiser.

  *10.12    Lease Agreement, dated as of May 1, 1997, between Kaiser and AKW L.P.

  *10.13    Lease Agreement dated November 1, 1988, by and between Kaiser and The Bell
            Company regarding the property in Cuyahoga Falls, Ohio, as amended and extended.

  *10.14    Lease Agreement, dated as of February 1, 1974, by and between Henderson County and The Firestone Tire & Rubber Company ("Firestone").

  *10.15    Lease Amendment, dated as of December 19, 1986, by and between Henderson
            County and Firestone.

  *10.16    Joint Venture Agreement, dated November 5, 1997, by and among the Company,
            Industria Automotriz, S.A. de C.V., Grupo Industrial Ramirez, S.A. and Accuride
            de Mexico, S.A. de C.V. ("AdM").

  *10.17    By-laws of AdM.

  *10.18    Purchase and Sale Agreement, dated as of October 21, 1997, by and between
            Accuride Corporation and General Electric Company regarding property located in
            Columbia, Tennessee.

  *10.19    Purchase Supply and Assembly Agreement, dated as of January 15, 1998, between
            Accuride Corporation and Lacks Industries, Inc.

  *10.20    Credit Agreement, dated as of January 21, 1998, between Accuride Corporation and
            Citicorp USA, Inc., Citicorp Securities, Inc., Bankers Trust Company and Wells Fargo Bank.

  *10.21    Purchase Agreement, dated as of January 15, 1998, between Accuride Corporation and BT Alex. Brown Incorporation, Citicorp Securities, Inc., and J.P. Morgan Securities Inc.

   10.22    Credit Agreement dated July 9, 1998, by and between Accuride de Mexico, S.A. de C.V.
            and Citibank Mexico, S.A. and Grupo Financiero Citibank

   10.23    Completion Guaranty dated July 9, 1998, by and between Accuride Corporation, Accuride de Mexico, S.A. de C.V., Industria Automotriz, S.A. de C.V., and Citibank Mexico, S.A.
            and Grupo Financiero Citibank

   10.24    Lease Agreement dated October 26, 1998, by and between Accuride Corporation and
            Woodward, LLC. regarding the Evansville, Indiana office space.

  *21.1    Subsidiaries of Accuride Corporation.

   23.1    Consent of Deloitte & Touche LLP.

   24.1    Power of Attorney of Accuride Corporation.

   27.1    Financial Data Schedule.


-----------------------

* Previously filed as an exhibit to the Form S-4 effective July 23, 1998 (Reg. No. 333-50239) and incorporated herein by reference.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Accuride Corporation:

We have audited the accompanying consolidated balance sheets of Accuride Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity (deficiency) and of cash flows for each of the three years in the period ended December 31, 1998. Our audit also included the financial statement schedule listed in the Index at Item 14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Accuride Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic 1998 consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP
Indianapolis, Indiana

February 12, 1999

ACCURIDE CORPORATION

CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                    December 31,
                                                               -----------------------
ASSETS                                                            1998         1997
CURRENT ASSETS:
  Cash and cash equivalents                                    $   3,471    $   7,418
  Customer receivables, net of allowance
     for doubtful accounts of $1,008 and $967                     52,287       37,077
  Other receivables                                                8,372       11,768
  Inventories, net                                                36,980       29,107
  Supplies                                                         7,187        6,458
  Deferred income taxes                                              611
  Income taxes receivable                                            458
  Prepaid expenses                                                   139          143
                                                               ---------    ---------
            Total current assets                                 109,505       91,971

PROPERTY, PLANT AND EQUIPMENT, NET                               159,826      133,997

OTHER ASSETS:
  Goodwill, net of accumulated amortization
     of $30,942 and $28,089                                       83,317       86,171
  Investment in affiliates                                        25,855       24,765
  Deferred financing costs, net of
     accumulated amortization of $1,634                           12,609
  Deferred income taxes                                            3,287
  Other                                                           10,526       10,543
                                                               ---------    ---------
TOTAL                                                          $ 404,925    $ 347,447
                                                               ---------    ---------
                                                               ---------    ---------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
  Accounts payable                                             $  27,008    $  19,237
  Current portion of long-term debt                                1,350
  Short term notes payable                                         3,911       16,040
  Accrued payroll and compensation                                 8,149        8,015
  Accrued interest payable                                         9,807
  Deferred income taxes                                                         1,481
  Tooling deposit                                                               5,261
  Accrued and other liabilities                                    6,606        7,103
                                                               ---------    ---------
            Total current liabilities                             56,831       57,137

LONG-TERM DEBT, less current portion                             387,939

DEFERRED INCOME TAXES                                                          16,123

OTHER LIABILITIES                                                 12,021       13,250

MINORITY INTEREST                                                  6,230        4,882

COMMITMENTS AND CONTINGENCIES (Notes 10 and 11)

STOCKHOLDERS' EQUITY (DEFICIENCY):
  Preferred stock, $.01 par value;
     5,000 shares authorized and unissued
     Common stock and additional paid in
     capital, $.01 par value; 45,000 shares
     authorized, 24,768 and 24,000 shares
     issued and outstanding in 1998 and 1997                      24,158      178,931
  Stock subscriptions receivable                                  (1,644)
  Retained earnings (deficit)                                    (80,610)      77,124
                                                               ---------    ---------
            Total stockholders' equity (deficiency)              (58,096)     256,055
                                                               ---------    ---------
TOTAL                                                          $ 404,925    $ 347,447
                                                               ---------    ---------
                                                               ---------    ---------


See notes to consolidated financial statements.

ACCURIDE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(DOLLARS IN THOUSANDS)

                                                       Years Ended December 31,
                                                  ------------------------------------
                                                    1998         1997         1996
NET SALES                                         $ 383,583    $ 332,966    $ 307,830
COST OF GOODS SOLD                                  301,029      266,972      246,107
                                                  ---------    ---------    ---------
GROSS PROFIT                                         82,554       65,994       61,723
OPERATING EXPENSES:
  Selling, general and administrative                26,607       21,316       17,971
  Start-up costs                                      3,260
  Management retention bonuses                        1,927
  Recapitalization professional fees                  2,240
                                                  ---------    ---------    ---------

INCOME FROM OPERATIONS                               48,520       44,678       43,782

OTHER INCOME (EXPENSE):
  Interest income                                       773          530          433
  Interest (expense)                                (33,084)        (145)         (33)
  Equity in earnings of affiliates                    3,929        4,384          115
  Other income (expense), net                        (2,904)         719         (381)
                                                  ---------    ---------    ---------

INCOME BEFORE INCOME TAXES AND MINORITY
  INTEREST                                           17,234       50,166       43,916

INCOME TAX PROVISION                                  7,935       22,158       17,450

MINORITY INTEREST                                     1,348          171
                                                  ---------    ---------    ---------

NET INCOME                                        $   7,951    $  27,837    $  26,466
                                                  ---------    ---------    ---------
                                                  ---------    ---------    ---------


See notes to consolidated financial statements

ACCURIDE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(DOLLARS IN THOUSANDS)

                                                         Common
                                                        Stock and                       Accumulated                      Total
                                                        Additional        Stock            Other        Retained     Stockholders'
                                       Comprehensive      Paid in     Subscriptions    Comprehensive    Earnings        Equity
                                          Income          Capital       Receivable     Income (Loss)    (Deficit)    (Deficiency)
BALANCE AT JANUARY 1, 1996                              $ 164,631                       $  (1,371)      $  75,821    $ 239,081
Net income                              $ 26,466                                                           26,466       26,466
Net cash from parent                                       15,537                                                       15,537

Other comprehensive income
  Minimum pension adjustment                 367                                              367                          367
                                        --------
  Comprehensive income                  $ 26,833
                                        --------
                                        --------
Dividends to parent                                                                                       (53,000)     (53,000)
                                                        ---------                       ---------       ---------    ---------
BALANCE AT DECEMBER 31, 1996                              180,168                          (1,004)         49,287      228,451
Net income                              $ 27,837                                                           27,837       27,837
Net cash to parent                                         (1,237)                                                      (1,237)

Other comprehensive income
  Minimum pension adjustment               1,004                                            1,004                        1,004
  Comprehensive income                  $ 28,841
                                        --------        ---------                       ---------       ---------    ---------
                                        --------
BALANCE AT DECEMBER 31, 1997                              178,931                              --          77,124      256,055
Net income                                                                                                  7,951        7,951

Issuance of shares                                        108,000                                                      108,000

Redemption of shares                                     (286,931)                                       (165,685)    (452,616)
Issuance of shares                                          3,840        $ (1,644)                                       2,196
Increase in net deferred tax asset
  attributable to tax basis of assets                      18,480                                                       18,480
Bonuses paid by a previous principal
  stockholder                                               1,838                                                        1,838
                                                        ---------        --------       ---------       ---------    ---------
BALANCE AT DECEMBER 31, 1998                            $  24,158        $ (1,644)      $      --       $ (80,610)   $ (58,096)
                                                        ---------        --------       ---------       ---------    ---------
                                                        ---------        --------       ---------       ---------    ---------

See notes to consolidated financial statements.

ACCURIDE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

                                                                               Years Ended December 31,
                                                                           -----------------------------------
                                                                               1998         1997        1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                               $   7,951    $  27,837    $  26,466
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation                                                            20,094       17,870       17,270
      Amortization                                                             4,832        2,856        2,856
      Losses on disposal of assets                                             1,585          801        1,242
      Bonuses payable by a previous principal stockholder                      1,838
      Deferred income taxes                                                    1,232        3,212       (1,538)
      Equity in earnings of affiliated companies                              (3,929)      (4,384)        (115)
      Minority interest                                                        1,348          171
      Changes in certain assets and liabilities:
        Receivables                                                          (11,814)     (17,448)       4,723
        Inventories and supplies                                              (8,602)        (646)      (5,749)
        Prepaid expenses and other assets                                     (4,534)      (1,670)      (1,581)
        Accounts payable                                                       7,771          680        2,592
        Tooling deposit                                                                     5,261
        Accrued and other liabilities                                          4,890        3,679       (2,488)
                                                                           ---------    ---------    ---------
            Net cash provided by operating activities                         22,662       38,219       43,678
                                                                           ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                                 (46,579)     (24,032)      (9,584)
  Capitalized interest                                                          (929)
  Investment in ADM                                                                        (4,899)
  Investment in AKW L.P.                                                                  (20,849)
  Net cash distribution from AKW L.P.                                          2,839        2,482
  Other                                                                                       233          214
                                                                           ---------    ---------    ---------
            Net cash used in investing activities                            (44,669)     (47,065)      (9,370)
                                                                           ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of short term notes payable                           3,000       16,040
  Principal payments on short term notes payable                             (15,129)      (4,850)
  Net increase in revolving line of credit                                    33,000
  Proceeds from issuance of long-term debt                                   356,185
  Deferred financing fees                                                    (14,243)
  Proceeds from issuance of shares                                           110,196
  Redemption of shares                                                      (454,949)
  Net cash (to) from Phelps Dodge Corporation                                              (1,237)     (37,463)
                                                                           ---------    ---------    ---------
            Net cash provided by (used in) financing activities               18,060        9,953      (37,463)
                                                                           ---------    ---------    ---------
Increase (decrease) in cash and cash equivalents                              (3,947)       1,107       (3,155)

Cash and cash equivalents, beginning of year                                   7,418        6,311        9,466
                                                                           ---------    ---------    ---------
Cash and cash equivalents, end of year                                     $   3,471    $   7,418    $   6,311
                                                                           ---------    ---------    ---------
                                                                           ---------    ---------    ---------


See notes to consolidated financial statements.

ACCURIDE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1998
(DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       BASIS OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of Accuride Corporation (the "Company") and its majority owned subsidiaries, including Accuride Canada, Inc. ("Accuride Canada"), a wholly-owned subsidiary, and Accuride De Mexico, S.A. de C.V. ("ADM"), a 51% owned joint venture formed November 5, 1997 with Industria Automotriz, S.A. de C.V. ("IaSa"), a Mexican corporation. All significant intercompany transactions have been eliminated. Investments in affiliated companies in which the Company does not have a controlling interest are accounted for using the equity method.

       Prior to the Recapitalization of the Company on January 21, 1998 (see
       Note 2), the Company was a wholly-owned subsidiary of Phelps Dodge Corporation ("PDC"). As a wholly-owned subsidiary of PDC, certain administrative functions were performed by PDC on behalf of the Company. Such functions included, but were not limited to, accounting, legal, treasury, tax, risk management, and certain employee benefit related functions. Applicable common expenses, incurred by PDC, have been allocated to the Company based on a time allocation methodology and are reflected in the accompanying financial statements for the years ended December 31, 1997 and 1996. Management believes the allocation methodology was reasonable.

       BUSINESS OF THE COMPANY - The Company is engaged primarily in the design, manufacture and distribution of steel wheels and rims for trucks, trailers and certain military and construction vehicles. The Company sells its products primarily within North America and Latin America to original equipment manufacturers and to the aftermarket. Prior to the formation of AKW L.P. ("AKW") on May 1, 1997 (see Note 6), the Company also participated in the aluminum wheel market whereby the Company designed and distributed aluminum wheels through a buy and resell agreement with Kaiser Aluminum & Chemical Corporation ("Kaiser"). ADM participates in the steel wheel market throughout Mexico and Latin America. The cost associated with the Company's initial investment in ADM totaled $4,899. The Company's primary manufacturing facilities are located in Henderson, Kentucky; Columbia, Tennessee; London, Ontario and Monterrey, Mexico. AKW's aluminum wheel facilities are located in Erie, Pennsylvania and Cuyahoga Falls, Ohio. During 1997, the Company purchased land located in Columbia, Tennessee and constructed a facility for the production of light truck wheels. The facility was completed in August, 1998 at a cost of approximately $23,600.

       MANAGEMENT'S ESTIMATES AND ASSUMPTIONS - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       REVENUE RECOGNITION - The Company records sales upon shipment and provides an allowance for estimated discounts associated with customer rebates. Prior to the formation of AKW, the Company reported sales and the associated cost of sales of aluminum wheels at their respective gross amounts pursuant to the buy and resell agreement with Kaiser. Subsequent to the formation of AKW, the Company's proportional share of income associated with AKW is reported as "Equity in earnings of affiliates" under the equity method.

       INVENTORIES - Inventories are stated at the lower of cost or market. Cost for substantially all inventories is determined by the last-in, first-out method (LIFO).

       SUPPLIES - Supplies are stated at the lower of cost or market. Cost for substantially all supplies is determined by a moving-average method. The Company performs periodic evaluations of supplies and provides an allowance for obsolete items.

       PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are carried at cost. Cost of significant assets includes capitalized interest incurred during the construction and development period. Expenditures for replacements and betterments are capitalized; maintenance and repair expenditures are charged to operations as incurred.

       Buildings, machinery and equipment are depreciated using the straight-line method over estimated lives of 5 to 40 years. Tooling is generally depreciated over a 3 year life.

       DEFERRED FINANCING COSTS - Direct costs incurred in connection with the Recapitalization (see Note 2) have been deferred and are being amortized over the life of the related debt using the interest method.

       GOODWILL - Goodwill consists of costs in excess of the net assets acquired in connection with the PDC acquisition of the Company in March, 1988. Goodwill is being amortized on the straight-line method over 40 years.

       LONG-LIVED ASSETS - Statement of Financial Accounting Standards ("SFAS") No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, among other things, requires entities to evaluate long-lived assets for impairment. The Company evaluates for impairment its long-lived assets to be held and used and its identifiable intangible assets when events or changes in economic circumstances indicate the carrying amount of such assets may not be recoverable. Long-lived assets to be disposed of are carried at the lower of cost or fair value less the costs of disposal.

       PENSION PLANS - The Company has trusteed, non-contributory pension plans covering substantially all U.S. and Canadian employees. For certain plans, the benefits are based on career average salary and years of service and, for other plans, a fixed amount for each year of service. The Company's funding policy provides that payments to the pension trusts shall be at least equal to the minimum legal funding requirements.

       POSTRETIREMENT BENEFITS OTHER THAN PENSIONS - The Company has postretirement health care and life insurance benefit plans covering substantially all U.S. non-bargained and Canadian employees. The Company accounts for these benefits on an accrual basis pursuant to SFAS No. 106, EMPLOYERS' ACCOUNTING FOR POSTRETIREMENT BENEFITS OTHER THAN PENSIONS. One of the principal requirements of this method is that the expected cost of providing such postretirement benefits be accrued during the years employees render the necessary service. The Company's funding policy provides that payments shall be at least equal to its cash basis obligation.

       POSTEMPLOYMENT BENEFITS - The Company has certain postemployment benefit plans covering certain U.S. and Canadian employees which provide severance, disability, supplemental health care, life insurance or other welfare benefits. The Company accounts for these benefits on an accrual basis. The Company's funding policy provides that payments shall be at least equal to its cash basis obligation. Liabilities associated with these benefits at the date of the Company's Recapitalization (see Note 2) were retained by PDC.

       ENVIRONMENTAL COSTS - Environmental costs are recorded when it is probable that obligations have been incurred and the costs can be reasonably estimated upon currently available facts, existing technology, and presently enacted laws and regulations.

       INCOME TAXES - Deferred tax assets and liabilities are computed based on differences between financial statement and income tax bases of assets and liabilities using enacted income tax rates. Deferred income tax expense or benefit is based on the change in deferred tax assets and liabilities from period to period, subject to an ongoing assessment of realization of deferred tax assets.

       STOCKHOLDERS' EQUITY (DEFICIENCY) - The Company accounted for amounts due to/from PDC as adjustments to additional paid in capital since the companies had a common treasury function prior to the Recapitalization of the Company.

       RESEARCH AND DEVELOPMENT COSTS- Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred. The amounts charged against income in 1998, 1997 and 1996 totaled $2,855, $3,732 and $3,689, respectively.

       FOREIGN CURRENCY - The assets and liabilities of Accuride Canada and ADM that are receivable or payable in cash are converted at current exchange rates, and inventories and other non-monetary assets and liabilities are converted at historical rates. Revenues and expenses are converted at average rates in effect for the period. Accuride Canada's functional currency has been determined to be the US dollar and the Mexican economy has been determined to be highly inflationary. Accordingly, gains and losses resulting from conversion of such amounts, as well as gains and losses on foreign currency transactions, are included in operating results as "Other income (expense), net". The Company had aggregate foreign currency gains and losses of $(966), $773, and $(381), for the years ended December 31, 1998, 1997 and 1996, respectively.

       START-UP COSTS - Costs associated with start-up activities are charged to expense as incurred. During the year ended December 31, 1998 the Company incurred $3,260 related to preparation of the new light truck wheels facility in Columbia, Tennessee which commenced operations in August 1998.

       CONCENTRATIONS OF CREDIT RISK - Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents and customer receivables. The Company places its cash with high quality financial institutions and limits the amount of credit exposure from any one institution. Generally, the Company does not require collateral or other security to support customer receivables.

       DERIVATIVE FINANCIAL INSTRUMENTS - The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined interest rate and foreign exchange risks.

       INTEREST RATE INSTRUMENTS - The Company entered into an interest rate swap agreement as a means of fixing the floating interest rate exposure on a portion of the Company's floating rate debt. The Company also entered into a interest rate cap agreement to set a ceiling on the maximum floating interest the Company would incur on a portion of the Company's floating-rate debt. The premiums paid to enter into the interest rate cap agreement are payable monthly and are recorded as interest expense as incurred. These interest rate agreements are accounted for under the settlement method. Under this method, the differential to be paid or received on these agreements is recognized over the lives of the agreements in interest expense. Changes in market value of the interest rate swap and the interest rate cap accounted for under the settlement method are not reflected in the accompanying financial statements. To qualify for such accounting, the interest rate swap and interest rate cap are designated to the long-term debt obligation which alter the designated instruments' interest rate characteristics.

       FOREIGN EXCHANGE INSTRUMENTS - The Company entered into foreign currency forward contracts to limit foreign exchange risk on anticipated but not yet committed transactions expected to be denominated in Canadian dollars. The forward contracts do not qualify as hedges for financial reporting purposes under SFAS No. 52 FOREIGN CURRENCY TRANSLATION and, accordingly, are carried in the financial statements at the current forward exchange rate, with changes in forward rates and gains or losses upon settlement reflected directly in income as "Other income (expense), net". The Company had aggregate realized losses and unrealized gains of $(2,598) and $150, respectively, for the year ended December 31, 1998. The total notional amount of outstanding forward contracts at December 31, 1998 was $79,561.

       AUTHORIZED SHARES AND STOCK SPLIT - Effective January 21, 1998, the Company increased its authorized shares of common stock to 45,000 shares and authorized 5,000 shares of preferred stock with a par value of one cent ($.01) per share and declared a 240-for-1 stock split. All per share information has been restated to give effect to the increase in authorized shares and the stock split.

       COMPREHENSIVE INCOME - Effective January 1, 1998 the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), REPORTING COMPREHENSIVE INCOME. This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, losses) in a full set of general purpose financial statements. The adoption of this statement required the reclassification of prior periods.

       In accordance with SFAS No. 130, reclassification adjustments have been documented for all components of other comprehensive income reported in the statements of changes in stockholders' equity. Amounts presented within those statements for the years ended December 31 are as follows:

                                                  1997       1996
                                                -------    -------
         Other comprehensive income:
           Minimum pension adjustment           $ 1,673    $   612
           Tax effect                              (669)      (245)
                                                -------    -------
             Other comprehensive income         $ 1,004    $   367
                                                -------    -------
                                                -------    -------


       There were no components of other comprehensive income for the year ended December 31, 1998.

       NEW ACCOUNTING PRONOUNCEMENT - In June 1998, SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES was issued and is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a fair value hedge, a cash flow hedge, or a hedge of foreign currency exposure. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. Management has not yet fully evaluated the effect of the new standard on the financial statements.

       RECLASSIFICATIONS - Certain amounts from prior years' financial statements have been reclassified to conform to the current year presentation.

2.     RECAPITALIZATION OF ACCURIDE CORPORATION

       The Company entered into a stock subscription and redemption agreement dated November 17, 1997 (the "Agreement" or "Redemption"), with PDC and Hubcap Acquisition L.L.C. ("Hubcap Acquisition"), which is a Delaware limited liability company formed at the direction of KKR 1996 Fund L.P., a Delaware limited partnership affiliated with Kohlberg Kravis Roberts & Co., L.P. ("KKR").

       Pursuant to the Agreement, effective January 21, 1998, Hubcap Acquisition acquired 90% of the common stock of the Company for an aggregate redemption price of $468,000 subject to adjustment for changes in working capital and the difference between actual and projected capital expenditures (the "Recapitalization"). In connection with the Recapitalization, Hubcap Acquisition made an equity investment in the Company of $108,000, and the Company issued $200,000 of 9.25% senior subordinated notes at 99.48% of principal value due
       2008 and obtained $164,800 in bank borrowings, including $135,000 of borrowings under senior secured term loans due 2005 and 2006 with variable interest rates and $29,800 of borrowings under a $140,000 senior secured revolving line of credit expiring 2004 with a variable interest rate.

       Costs of $21,742 incurred in connection with the Recapitalization have been reflected (i) $14,243 as deferred financing costs, (ii) $5,259 as a component of the cost of the Redemption and (iii) $2,240 as a current year expense.

       Pursuant to the Agreement, $2,333 of certain pension, postretirement benefit liabilities and other liabilities were assumed by PDC and offset against the cost of the Redemption.

       Concurrent with the Redemption, the Company recorded a $55,440 deferred tax asset less a $36,960 valuation allowance related to the increase in the tax basis of assets with a corresponding credit to "Additional paid in capital".

       Subsequent to the Recapitalization, effective September 30, 1998, PDC sold its remaining interest in the Company to RSTW Partners III, L.P.

3.     CONSOLIDATED STATEMENTS OF CASH FLOWS

       For the purpose of preparing the Consolidated Statements of Cash Flows, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Interest paid (net of amount capitalized of $929) for the year ended December 31, 1998 was $23,277. No significant interest amounts were paid during 1996 and 1997. Income taxes paid for the year ended December 31, 1998 were $7,238. Non-cash transactions that resulted from the Redemption in 1998 included the issuance of common stock and the related stock subscriptions receivable of $1,644, the assumption of $2,333 in liabilities offset against stockholders' equity and the increase in stockholders' equity and the net deferred tax asset in the amount of $18,480 from the increase in the tax basis of assets. Net cash amounts due to/from PDC were accounted for as capital distributions or contributions and current income taxes were cleared through the PDC intercompany account for the years ended December 31, 1997 and 1996.

       The following supplemental cash flow information is provided for non-cash transactions that resulted in connection with the formation of ADM on November 5, 1997:

         Inventory acquired                 $ 1,300
         Property acquired                   14,856
         Current liabilities assumed          1,700
         Short-term notes payable assumed     4,850


4.     INVENTORIES

       Inventories at December 31 were as follows:

                                          1998        1997
         Raw materials                  $  8,920    $  3,882
         Work in process                   7,757       5,438
         Finished manufactured goods      20,060      18,992
         LIFO adjustment                   1,122       1,742
         Other valuation reserves           (879)       (947)
                                        --------    --------
             Inventories, net           $ 36,980    $ 29,107
                                        --------    --------
                                        --------    --------


5.     PROPERTY, PLANT AND EQUIPMENT

       Property, plant and equipment at December 31 consist of the following:

                                                    1998       1997
         Land and land improvements               $  6,768   $  6,055
         Buildings                                  37,225     30,998
         Machinery and equipment                   273,345    248,845
                                                  --------   --------
                                                   317,338    285,898
         Less accumulated depreciation             157,512    151,901
                                                  --------   --------
           Property, plant and equipment, net     $159,826   $133,997
                                                  --------   --------
                                                  --------   --------


6.     INVESTMENTS IN AFFILIATES

       Included in the Company's "Equity in earning of affiliates" is a 50% equity interest in AOT, Inc. ("AOT"), and beginning May 1, 1997 a 50% equity interest in AKW. The following summarizes the Company's investments in affiliates.

       AOT - AOT is a joint venture between the Company and The Goodyear Tire & Rubber Company formed to provide sequenced wheel and tire assemblies for Navistar International Transportation Corporation. The Company's investment in AOT at December 31, 1998 and 1997 totaled $2,644 and $2,202, respectively.

       At December 31, 1998, the Company had a note receivable from AOT included in "Other assets" in the amount of $1,092, with an interest rate of 9.25%. At December 31, 1997, the Company had two outstanding notes receivable from AOT totaling $1,535 with interest rates ranging from 8.25% to 9.25%. Interest income earned on these notes receivable for 1998, 1997 and 1996 totaled $161, $180 and $207, respectively.

       The Company also performs certain administrative services for AOT pursuant to a service agreement. Services performed include accounting and cash management, engineering and technical, environmental consulting and compliance, health, safety and risk management, quality assurance and other general and administrative services. Service fees associated with this agreement totaled $360 for each of the three years in the period ended December 31, 1998, and are reported as a reduction in "Selling, general and administrative expenses".

       AKW L.P. - On May 1, 1997, the Company entered into a limited partnership joint venture with Kaiser for the formation of AKW pursuant to a contribution agreement and other associated agreements (collectively, the "AKW formation agreements"). AKW manufactures and distributes aluminum wheels. Under terms of the AKW formation agreements, the Company owns a 50% interest in AKW, and accordingly, accounts for the investment using the equity method.
       The Company's investment in AKW at December 31, 1998 and 1997 totaled $23,211 and $22,563, respectively.

       Pursuant to the AKW formation agreements, the Company performs all billing and collection functions, as well as calculation and notification of rebates, for AKW as a means of providing customer convenience. "Other receivables" at December 31, 1998 and 1997 include $2,378 and $3,350 which represent amounts due from AKW associated with such transactions. Fees associated with those agreements totaled $250 and $167 for the years ended December 31, 1998 and 1997, and are reported as a reduction in "Selling, general and administrative expenses".

       On April 17, 1998, AKW determined that it would replace approximately 47,800 wheels due to a potential safety hazard and submitted notice to the National Highway Safety Administration ("NHSA"). These wheels were produced during the period April 23, 1997 through February 28, 1998. Subsequent to submitting notice to the NHSA, AKW management estimated its total liability to replace all wheels was approximately $6,800. The Company has reflected its portion of the expense ($3,400) as a reduction in "Equity in earnings of affiliates" in the statement of income for the year ended December 31, 1998.

       Summarized financial information of AOT and AKW for the years ended December 31, is as follows:

                                                       1998      1997      1996
         Condensed Statements of Income:
           Net sales                                 $94,342   $59,261   $ 5,785
           Net earnings                                7,858     8,769       230

         Condensed Balanced Sheets:

           Current assets                            $30,721   $21,678   $ 1,941
           Non-current assets                         44,074    42,217     6,786
                                                     -------   -------   -------
             Total                                   $74,795   $63,895   $ 8,727
                                                     -------   -------   -------
                                                     -------   -------   -------

           Current liabilities                       $16,900   $ 7,734   $   963
           Non-current liabilities                     6,185     6,631     3,737
           Shareholders' equity                       51,710    49,530     4,027
                                                     -------   -------   -------
             Total                                   $74,795   $63,895   $ 8,727
                                                     -------   -------   -------
                                                     -------   -------   -------


      Excluding the $6,800 expense, net earnings for the year ended December 31, 1998 were $14,658.

7.     SHORT-TERM NOTES PAYABLE

       ADM - At December 31, 1997, the Company, through ADM, maintained a $30,000 revolving credit facility with a Mexican financial institution of which $14,700 was outstanding. The facility terminated on January 21, 1998, at which time the outstanding borrowings were converted to a promissory note. In July 1998, ADM entered into a $32,500 credit agreement consisting of a $7,500 revolving credit facility and a $25,000 term facility (see Note 8) and repaid the promissory note. At December 31, 1998 the Company had $3,911 in borrowings under the revolving credit facility. Interest is computed monthly based on the Eurodollar rate (4.94% at December 31, 1998) plus 4.00%.

       ACCURIDE CANADA - The Company, through Accuride Canada, maintained a $25,000 revolving credit facility with a Canadian financial institution which terminated during 1998. At December 31, 1997, $1,340 was outstanding.

8.     LONG-TERM DEBT

       Long-term debt at December 31, 1998 consist of the following:

         Revolving credit facility     $ 33,000
         Term A Advance                  60,000
         Term B Advance                  75,000
         Senior subordinated notes,
          net of $1,000 unamortized
          discount                      199,000
         ADM term facility               22,289
                                       --------
                                        389,289
       Less current maturities           (1,350)
                                       --------
       Total                           $387,939
                                       --------
                                       --------

       BANK BORROWINGS - The revolving credit facility and the term A and B Advances were issued pursuant to a credit agreement ("Agreement") dated January 21, 1998. The revolving credit facility and the term B Advance were borrowed by Accuride Corporation ("U.S. Borrower") and the term A Advance was borrowed by Accuride Canada ("Canadian Borrower").

       The Agreement consists of: (i) a $60,000 term A Advance; (ii) a $75,000 term B Advance; and (iii) up to $140,000 under the revolving credit facility as revolving credit advances, and trade letters of credit and standby letters of credit up to an aggregate sub-limit of $20,000. No letters of credit were outstanding at December 31, 1998. Revolving credit advances are limited to the aggregate unused revolving credit commitment from time to time. Swing line advances may be made up to the lesser of:
       (1) $10,000; or (2) the aggregate unused revolving credit commitment from time to time. The borrowings under the term A Advance and term B Advance and under the revolving credit facility are collectively referred to as the "Bank Borrowings."

       The Company has the option to borrow under the Agreement at either the Base Rate or Eurodollar Rate plus an Applicable Margin, as defined in the Agreement. The Applicable Margin shall be adjusted upon the Company achieving certain leverage ratios and varies by type of borrowing. The Company's Bank Borrowings at December 31, 1998 were all borrowed under the Eurodollar Rate option. The Eurodollar Rate ranged from 4.9375% - 5.6875% and the Applicable Margin ranged from 1.625% - 2.00% at December 31, 1998.

       Bank Borrowings and any unpaid interest thereon under; (i) the term A Advance shall be repayable in six (6) consecutive annual installments of $600 each, commencing on January 21, 1999 and continuing annually up to and including January 21, 2004, and the seventh installment shall be repayable on January 21, 2005 in the amount equal to the then outstanding principal balance of the term A Advance; (ii) the term B Advance shall be repayable in seven (7) consecutive annual installments of $750 each, commencing on January 21, 1999 and continuing annually up to and including January 21, 2005, and the eighth installment shall be repayable on January 21, 2006 in the amount of the then outstanding principal balance of the term B Advance; and (iii) the revolving credit facility shall be reduced to a maximum of $100,000 on January 21, 2003 and be payable in full on January 21, 2004.

       The Bank Borrowings are guaranteed by all domestic subsidiaries of the U.S. Borrower. The term A Advance is guaranteed by the U.S. Borrower. The Bank Borrowings are collateralized by a valid and perfected first priority interest in 100% of the common stock of each first tier domestic subsidiary of the U.S. Borrower and of the Canadian Borrower, and 66% of all of the U.S. Borrower's current and future first tier foreign subsidiaries other than the Canadian Borrower. A negative pledge restricts the imposition of liens or other encumbrances on all of the assets of the Borrowers and their subsidiaries, subject to certain exceptions.

       SENIOR SUBORDINATED NOTES - Interest at 9.25% on the senior subordinated notes (the "Notes") is payable on February 1 and August 1 of each year, commencing on August 1, 1998. The Notes mature in full on

       February 1, 2008 and may be redeemed, at the option of the Company, in whole or in part, at any time on or after February 1, 2003 in cash at the redemption prices set forth in the indenture, plus interest. In addition, at any time prior to February 1, 2002 the Company may redeem up to 40% of the original aggregate principal amount of the Notes with the net proceeds of one or more Equity Offerings, as defined. The Notes are a general unsecured obligation of the Company ranking senior in right of payment to all existing and future subordinated indebtedness of the Company. The Notes will be effectively subordinated to all existing and future senior indebtedness of the Company including indebtedness incurred under the Agreement.

       ADM TERM FACILITY - At December 31, 1998, ADM had term notes outstanding of $22,289 under its $25,000 term facility (see Note 7). Principal is payable quarterly from June 2001 until March 25, 2003; interest is computed monthly based on the Eurodollar rate (4.94% at December 31, 1998) plus 4.00%. ADM's total assets have been assigned as collateral under the terms of the credit agreement.

       Under the terms of the Company's Agreement and ADM's credit agreement there are certain restrictive covenants that restrict the payment of cash dividends and establish minimum financial ratios.

       INTEREST RATE INSTRUMENTS - Effective January 1998, the Company entered into an interest rate cap agreement to reduce the potential impact of increases in interest rates on a portion of its floating-rate long-term debt. At December 31, 1998, the Company was a party to a 7.5% interest rate cap agreement expiring in January 2001. The agreement entitles the Company to receive from the counterparty on a quarterly basis the amount, if any, by which the Company's interest payments on its $35,000 floating-rate long-term debt exceed 7.5% plus applicable margin. As of December 31, 1998 the interest rate cap had a notional amount of $35,000.

       Effective January 1998, the Company also entered into an interest rate swap agreement to manage its interest rate exposure on a portion of its floating-rate debt obligation. Under the interest rate swap agreement, the Company makes fixed rate payments at 5.75% and receives variable rate payments at the 3 month LIBOR rate (5.25% at December 31, 1998) on a notional amount of $100,000 with annual amortization of $1,000. The maturity date of the interest rate swap agreement is January 2001.

       The Company is exposed to credit losses in the event of nonperformance by the counterparties to its interest rate cap and interest rate swap. The Company anticipates, however, that counterparties will be able to fully satisfy their obligations under the contracts. The Company does not obtain collateral or other security to support financial instruments subject to credit risk but monitors the credit standing of counterparties.

       Maturities of long-term debt based on minimum scheduled payments as of December 31, 1998, are as follows:

             1999              $  1,350
             2000                 1,350
             2001                 9,708
             2002                12,494
             2003                 4,137
             Thereafter         360,250
                               --------
                               $389,289
                               --------
                               --------


9.     PENSION PLANS AND OTHER POSTRETIREMENT BENEFIT PLANS

       The Company, either stand-alone or through PDC (prior to 1998), sponsors non-contributory employee defined benefit pension plans covering substantially all U.S. and Canadian employees (the "plans"). Employees covered under the U.S. salaried plan are eligible to participate upon the completion of one year of service and benefits are based upon career average salary from 1985 and years of service. Employees covered under the Canadian salaried plan are eligible to participate upon the completion of two years of service and benefits are based upon career average salary and years of service. Employees covered under the hourly plans are generally eligible to participate at the time of employment and benefits are generally based on a fixed amount for each year of service. U.S. hourly employees are vested in the plans after five years of service; Canadian hourly employees are vested after two years of service.

       The Company also sponsors postretirement benefit plans. Substantially all of the Company's U.S. non-bargained and Canadian employees who retire from active service on or after normal retirement age of 65 are eligible for life insurance benefits. The costs of such benefits are paid through an insurance contract. Health care insurance benefits also are provided for many employees retiring from active service. The coverage is provided on a non-contributory basis for certain groups of employees and on a contributory basis for other groups. The majority of these benefits are paid by the Company.

       The status of employee pension benefit plans and other postretirement benefit plans at December 31 are summarized below:

                                                                         Pension Benefits         Other Benefits
                                                                          1998       1997         1998       1997
         Change in benefit obligation:
             Benefit obligation at beginning of year                   $ 39,899    $ 33,454    $  9,564    $  9,083
             Benefit obligation assumed by PDC                           (9,951)                   (883)
             Service cost                                                 1,759       1,336         313         283
             Interest cost                                                1,990       2,487         592         656
             Actuarial loss (gain)                                        1,343       4,606         468        (152)
             Benefits paid                                               (1,083)     (1,984)       (303)       (306)
                                                                       --------    --------    --------    --------
             Benefit obligation at end of year                           33,957      39,899       9,751       9,564
                                                                       --------    --------    --------    --------

         Change in plan assets:
             Fair value of assets at beginning of year                   37,564      31,619
             Fair value of assets assumed by PDC                         (7,768)
             Actual return on plan assets                                 2,385       6,516
             Employer contribution                                        1,287       1,413
             Benefits paid                                               (1,083)     (1,984)
                                                                       --------    --------    --------    --------
             Fair value of assets at end of year                         32,385      37,564
                                                                       --------    --------    --------    --------

             Funded status (end of year)                                  1,572       2,335       9,751       9,564
             Unrecognized actuarial loss (gain)                          (6,223)     (6,074)     (1,473)       (589)
             Unrecognized prior service cost                             (1,501)     (2,212)      1,953       2,153
             Unrecognized net (asset) obligation                           (349)        251
                                                                       --------    --------    --------    --------
             Accrued benefit cost (asset)                              $ (6,501)   $ (5,700)   $ 10,231    $ 11,128
                                                                       --------    --------    --------    --------
                                                                       --------    --------    --------    --------


       The pension plans were valued between December 1 and December 31 for both 1998 and 1997. The obligations were projected to and the assets were valued as of the end of 1998 and 1997. Effective November 30, 1996, the U.S. salaried and non-bargained hourly pension plans, which are sponsored by

       PDC were consolidated into one plan. The majority of plan assets are invested in a diversified portfolio of stocks, bonds and cash or cash equivalents. A small portion of the plan assets is invested in pooled real estate and other private corporate investment funds. Plan assets associated with the U.S. salaried pension plan prior to 1998 were included in the master trust of the PDC retirement plan and are allocated to the Company's plan based on a proportional allocation method.

       The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $9,519, $9,390 and $8,513, respectively, as of December 31, 1998 and $9,959, $8,115 and $8,048, respectively, as of December 31, 1997.

       The components of net periodic pension cost and other postretirement benefit cost for the years ended December 31, were as follows:

                                                                    Pension Benefits                Other Benefits
                                                            -----------------------------    -----------------------------
                                                               1998      1997       1996       1998      1997        1996
         Benefits earned during the year                    $ 1,759    $ 1,336    $ 1,222    $   313    $   283    $   271
         Interest accrued on projected benefit obligation     1,990      2,489      2,300        592        656        688
         Return on plan assets                               (2,871)    (3,054)    (2,479)
         Net amortization                                       128        165        193       (203)      (200)      (190)
         Other                                                  167                   197         27
                                                            -------    -------    -------    -------    -------    -------
             Net periodic pension cost                      $ 1,173    $   936    $ 1,433    $   729    $   739    $   769
                                                            -------    -------    -------    -------    -------    -------
                                                            -------    -------    -------    -------    -------    -------


       For 1998 measurement purposes, annual rates of increase in the per capita cost of covered health care benefits were assumed to average 7.4% for 1999 decreasing gradually to 5.3% by 2008 and remaining at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. A one percentage point change in assumed health care cost trend rates would have the following effects:

                                                                   1-Percentage-      1-Percentage-
                                                                   Point Increase     Point Decrease
                                                                   --------------     --------------
         Effect on total of service and interest cost components      $  74               $ (63)
         Effect on postretirement benefit obligation                    802                (677)


       Assumptions used to develop the net periodic pension cost and other postretirement benefit cost and to value pension obligations as of December 31 were as follows:

                                                         Pension Benefits   Other Benefits
                                                         ----------------   --------------
                                                           1998     1997     1998     1997
         Discount rate                                    7.00 %   7.25 %   7.00 %   7.25 %
         Rate of increase in future compensation levels   4.00 %   4.00 %   4.00 %   4.00 %
         Expected long-term rate of return on assets      9.50 %   9.50 %   N/A      N/A


       The Company intends to fund at least the minimum amount required under the Employee Retirement Income Security Act of 1974, as amended, for U.S. plans, or in the case of Accuride Canada, the minimum legal requirements in Canada. The Company recognized an additional minimum liability in its consolidated financial statements for its underfunded plans during the year ended December 31, 1996.

       The Company also sponsors certain defined contribution plans for substantially all U.S. salaried employees. Expense associated with these plans for the years ended December 31, 1998, 1997 and 1996 totaled $1,045, $1,062 and $841, respectively.

10.    INCOME TAXES

       For the years ended December 31, 1997 and 1996, the Company was included in the PDC consolidated income tax returns and PDC allocated income taxes as if the Company filed on a separate company basis. The Company cleared income taxes with PDC through the intercompany account.

       The income tax provision (benefit) for the years ended December 31 is as follows:

                                           1998        1997        1996
         Current:
           Federal                      $    222    $  7,760    $  7,421
           State                             597       1,109       1,060
           Foreign                         6,067      10,077      10,508
                                        --------    --------    --------
                                           6,886      18,946      18,989
                                        --------    --------    --------
         Deferred:
           Federal                         2,420       3,319        (672)
           State                          (1,651)        474         (96)
           Foreign                           280        (581)       (771)
                                        --------    --------    --------
                                           1,049       3,212      (1,539)
                                        --------    --------    --------
             Total                      $  7,935    $ 22,158    $ 17,450
                                        --------    --------    --------
                                        --------    --------    --------


       A reconciliation of the U.S. statutory tax rate to the Company's effective tax rate for the years ended December 31, is as follows:

                                                                        1998      1997     1996
         Statutory tax rate                                             35.0 %   35.0%    35.0%
         Withholding tax on dividend of foreign subsidiary               0.6      6.0
         State and local income taxes                                   (4.6)     1.4      1.5
         Incremental international tax                                   4.7      0.2      1.2
         Goodwill                                                        5.2      1.8      2.0
         Other items, net                                                5.1     (0.1)     0.1
                                                                        ----     ----     ----
                 Effective tax rate                                     46.0 %   44.3 %   39.8 %
                                                                        ----     ----     ----
                                                                        ----     ----     ----


        Deferred income tax assets and liabilities comprised the following at December 31:

                                                                            1998        1997
          Deferred tax assets:
           Depreciation                                                   $ 38,002
           Postretirement and postemployment benefits                        3,850    $  4,475
           Accruals                                                                        320
           Inventories                                                                     310
           Other                                                             3,012       2,302
           Foreign tax credit                                                3,420         920
           Valuation allowance-foreign tax credit                           (3,420)       (920)
           Alternative minimum tax credit                                      158
           State net operating loss carryforward                             1,861
           Valuation allowance - tax basis of assets                       (36,960)
                                                                          --------    --------
                 Total deferred tax assets                                   9,923       7,407
                                                                          --------    --------
         Deferred tax liabilities:
           Accruals                                                          1,237
           Depreciation                                                                 18,025
           Withholding tax on dividend of foreign subsidiary                    22       3,000
           Pension costs                                                     2,410       2,106
           Inventories                                                         318
           Other                                                             2,038       1,880
                                                                          --------    --------
                 Total deferred tax liabilities                              6,025      25,011
                                                                          --------    --------
         Net deferred tax assets (liabilities)                               3,898     (17,604)
           Current deferred tax asset                                          611
           Current deferred tax liability                                               (1,481)
                                                                          --------    --------
         Long-term deferred income tax asset (liability)-net              $  3,287    $(16,123)
                                                                          --------    --------
                                                                          --------    --------


       The Company's state net operating loss and tax credit carryforwards available in various tax jurisdictions at December 31, 1998 expire in periods ranging from five to twenty years, except that the alternative minimum tax credit does not have a future expiration date. Realization of deferred tax assets is dependent upon taxable income within the carryforward periods available under the tax laws. Although realization of deferred tax assets in excess of deferred tax liabilities is not certain, management has concluded that it is more likely than not the Company will realize the full benefit of deferred tax assets, except for a $36,960 valuation allowance recorded related to the $55,440 increase in the tax basis of assets which occurred pursuant to the redemption and the total amount of foreign tax credit carryforwards.

       During 1997 the Company determined that it would no longer reinvest the undistributed earnings of Accuride Canada and accordingly, has recorded a provision for the applicable income taxes for the years ended December 31, 1998 and 1997.

       At December 31, 1998 and 1997, consolidated retained earnings included undistributed earnings of ADM totaling approximately $1,581 and $178, respectively. These earnings are permanently invested and are not considered available for distribution to the Company. Accordingly, no provision has been made for U.S. income taxes that may be payable upon remittance of such earnings for the years ended December 31, 1998 and 1997, respectively.

11.    STOCK PURCHASE AND OPTION PLAN

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

       At December 31, 1998, the Company had issued 768 shares of common stock under the 1998 Plan Purchase Stock totaling $3,840 under the terms of stock subscription agreements with various management personnel of the Company. The unpaid principal balance of $1,644 under the stock subscription agreements has been recorded as a reduction of stockholders' equity. In addition, 1,458 shares were granted during 1998 as non-qualified stock options pursuant to the 1998 Plan at an exercise price of $5,000 per share. At December 31, 1998, all 1998 Plan options were unexercised. Time options vest in equal installments over a five year period from the date of the grant. Performance options vest after approximately eight years or vest at an accelerated rate if the Company meets certain performance objectives.

       As of December 31, 1998, options outstanding have an exercise price of $5,000 per share and a weighted average remaining contractual life of 9.5 years.

       The Company applies APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations in accounting for the plans; accordingly, since the grant price of the stock options was at least 100% of the fair value at the date of the grant, no compensation expense has been recognized by the Company in connection with the option grants. Had compensation cost for the plans been determined based on the fair value at the grant dates for awards under the plan consistent with the fair value method of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, the Company's net income would have decreased from $7,951 to the pro forma amount of $7,703 for the year ended December 31, 1998.

       The weighted average fair value of options granted was $3,423 in 1998. The fair value of the option grants is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield equaling 0%, risk-free interest rates ranging from 5.00% - 5.75%, expected volatilities assumed to be 0% and expected lives of approximately 7 years. The pro forma amounts are not representative of the effects on reported net income for future years.

12.    COMMITMENTS

       Rent expense for the years ended December 31, 1998, 1997 and 1996 was $1,556, $1,566 and $1,022, respectively. Future minimum lease payments for all noncancelable operating leases having a remaining term in excess of one year at December 31, 1998 are as follows:

          1999       $  873
          2000          832
          2001          749
          2002          652
          2003          493
                     ------
          Total      $3,599
                     ------
                     ------


13.    CONTINGENCIES

       The Company is from time to time involved in various legal proceedings of a character normally incident to its past and present businesses. Management does not believe that the outcome of these proceedings will have a material adverse effect on the consolidated financial condition or results of operations of the Company.

       The Company's operations are subject to federal, state and local environmental laws, rules and regulations. Pursuant to the Recapitalization of the Company (see Note 2), the Company has been indemnified by PDC with respect to environmental liabilities at its Henderson and London facilities, subject to certain limitations. Pursuant to the AKW limited partnership joint venture agreements (see Note 6), the Company has been indemnified by Kaiser with respect to facilities owned by AKW that were contributed by Kaiser. Management does not believe that the outcome of any environmental proceedings will have a material adverse effect on the consolidated financial condition or results of operations of the Company.

14.    SEGMENT REPORTING

       The Company operates in one business segment: the design, manufacture and distribution of steel wheels and rims for trucks, trailers, and other vehicles.

       GEOGRAPHIC SEGMENTS - The Company has foreign operations in the United States, Canada, and Mexico which are summarized below. Sales between geographic areas are made at negotiated selling prices.

                                                          United
                             1998                         States     Canada      Mexico    Eliminations   Combined
         Net sales:
           Sales to unaffiliated customers - domestic   $ 319,579   $  27,982   $  27,804                $ 375,365
           Sales to unaffiliated customers - export         1,799         791       5,628                    8,218
           Sales among geographic segments                 11,031     126,799       4,471   $(142,301)
                                                        ---------   ---------   ---------   ---------    ---------
                 Total                                  $ 332,409   $ 155,572   $  37,903   $(142,301)   $ 383,583
                                                        ---------   ---------   ---------   ---------    ---------
                                                        ---------   ---------   ---------   ---------    ---------
         Income from operations                         $  28,380   $  14,032   $   6,178   $     (70)   $  48,520

         Assets:
           Identifiable assets                          $ 236,915   $ 115,206   $  40,986   $ (14,037)   $ 379,070
           Investments in affiliates                       25,855          --          --          --       25,855
                                                        ---------   ---------   ---------   ---------    ---------
                  Total                                 $ 262,770   $ 115,206   $  40,986   $ (14,037)   $ 404,925
                                                        ---------   ---------   ---------   ---------    ---------
                                                        ---------   ---------   ---------   ---------    ---------


                                                          United
                             1997                         States     Canada      Mexico    Eliminations   Combined
         Net sales:
           Sales to unaffiliated customers - domestic   $ 175,805   $  28,565   $   4,242                $ 208,612
           Sales to unaffiliated customers - export           918     122,567         869                  124,354
           Sales among geographic segments                  6,157      31,309               $ (37,466)
                                                        ---------   ---------   ---------   ---------    ---------
                 Total                                  $ 182,880   $ 182,441   $   5,111   $ (37,466)   $ 332,966
                                                        ---------   ---------   ---------   ---------    ---------
                                                        ---------   ---------   ---------   ---------    ---------
         Income from operations                         $  22,357   $  22,002   $     292   $      27    $  44,678

         Assets:
           Identifiable assets                          $ 168,807   $ 143,197   $  29,406   $ (18,728)   $ 322,682
           Investments in affiliates                       24,765         --          --           --       24,765
                                                        ---------   ---------   ---------   ---------    ---------
                 Total                                  $ 193,572   $ 143,197   $  29,406   $ (18,728)   $ 347,447
                                                        ---------   ---------   ---------   ---------    ---------
                                                        ---------   ---------   ---------   ---------    ---------


                                                          United
                             1996                         States     Canada      Mexico    Eliminations   Combined
         Net sales:
           Sales to unaffiliated customers - domestic   $ 165,100   $  24,164                            $ 189,264
           Sales to unaffiliated customers - export     $   4,469   $ 114,097                            $ 118,566
           Sales among geographic segments                  4,444      30,693               $ (35,137)
                                                        ---------   ---------               ---------    ---------
                 Total                                  $ 174,013   $ 168,954               $ (35,137)   $ 307,830
                                                        ---------   ---------               ---------    ---------
                                                        ---------   ---------               ---------    ---------
         Income from operations                         $  19,396   $  24,406               $     (20)   $  43,782

         Assets:
           Identifiable assets                          $ 149,514   $ 152,386               $ (15,210)   $ 286,060
           Investments in affiliates                        2,013                                            2,013
                                                        ---------   ---------               ---------    ---------
                 Total                                  $ 151,527   $ 152,386               $ (15,210)   $ 288,073
                                                        ---------   ---------               ---------    ---------
                                                        ---------   ---------               ---------    ---------


       Sales to three customers exceed 10% of total net sales for the years ended December 31, as follows:

                                1998                 1997                1996
                                       % of                 % of                % of
                            Amount    Sales     Amount     Sales     Amount    Sales
         Customer one     $ 66,220   17.3 %   $ 62,838   18.9 %   $ 55,887   18.2 %
         Customer two       46,086   12.0 %     55,231   16.6 %     45,698   14.8 %
         Customer three     41,116   10.7 %     50,699   15.2 %     45,309   14.7 %
                          --------   ---      --------   ----     --------   ----
                          $153,422   40.0 %   $168,768   50.7 %   $146,894   47.7 %
                          --------   ---      --------   ----     --------   ----
                          --------   ---      --------   ----     --------   ----


       Each geographic segment made sales to all three major customers in 1998. Included in the sales reported for 1997 and 1996, respectively, are aluminum sales of $6 and $178 for customer one, $4,067 and $14,218 for customer two, and $8,523 and $18,360 for customer three. These sales were recorded pursuant to a buy and resell agreement with Kaiser that was in effect until the formation of AKW on May 1, 1997.

15.    FINANCIAL INSTRUMENTS

       The estimated fair value amounts of financial instruments have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have an effect on the estimated fair value amounts.

       CASH AND CASH EQUIVALENTS, CUSTOMER RECEIVABLES, ACCOUNTS PAYABLE AND SHORT-TERM NOTES PAYABLE: The carrying amounts approximate fair value because of the relatively short maturity of these instruments.

       AOT NOTES RECEIVABLE: The carrying amount of the notes receivable from AOT approximates fair value because of the at or near market interest rate pricing provisions.

       LONG-TERM DEBT: The fair value of the Company's long-term debt has been determined on the basis of the specific securities issued and outstanding. All of the Company's long-term debt is at variable rates at December 31, 1998 except for the $200,000 senior subordinated notes which have a fixed interest rate of 9.25% (see Note 8). The carrying value of the variable rate debt approximates fair value. The fair value of the senior subordinated notes has been estimated to be $200,000 at December 31, 1998 as the notes are estimated to be at par based upon a quoted market price.

       OFF BALANCE SHEET HEDGING INSTRUMENTS: The fair value of the interest rate swap and interest rate cap agreements have been estimated to be $(1,536) and $11 at December 31, 1998, respectively. The fair value of these instruments are based on quoted market prices or dealer quotes.

16.    LABOR RELATIONS

       The Company's prior contract with the UAW covering employees at the Henderson Facility expired in February 1998 and the Company was not able to negotiate a mutually acceptable agreement with the UAW. Therefore, a strike occurred at the Henderson Facility on February 20, 1998. The Company is continuing to operate with its salaried employees and contractors. On March 31, 1998, the Company began an indefinite lock-out. Currently, there is, and the Company believes that there will be, no supply disruption to the Company's customer base; however, there can be no assurance to that effect.

17.    RELATED PARTY TRANSACTIONS

       PDC, a previous principal stockholder of the Company, entered into retention agreements with certain executive management personnel to compensate individuals for service over a six month period from the date of the Redemption. Such costs which have been paid by PDC are being charged to expense by the Company over the terms of the retention agreements with a corresponding credit to "Additional Paid in Capital" for the year ended December 31, 1998.

18.    SUBSEQUENT EVENT

       On January 22, 1999, the Company announced it had executed a letter of intent to acquire Kaiser's 50% interest in AKW. The transaction is subject to completion of due diligence, government approvals, and the preparation and execution of definitive documents.

                                   * * * * * *

                        Accuride Corporation                       Schedule II
                 Valuation and Qualifying Accounts and Reserves

                                            Balance at     Charges to                             Balance
                                             beginning     costs and                   Write-     at end
                                             of period      expenses    Recoveries      offs     of period
                                            -----------    ----------   ----------    --------   ---------
Reserves deducted in balance sheet
   from the asset to which applicable:

Accounts Receivable:

  December 31, 1996                            1,153           652           124         (334)       1,595

  December 31, 1997                            1,595          (110)           92         (610)         967

  December 31, 1998                              967            (4)          150         (105)       1,008


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 30, 1999

                                       ACCURIDE CORPORATION

                                       BY: /s/ William P. Greubel
                                          ---------------------------
                                          William P. Greubel
                                          CHIEF EXECUTIVE OFFICER

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     SIGNATURE                            TITLE                     DATE
     ---------                            -----                     ----
/s/ William P. Greubel           President and Chief Executive
------------------------         Officer (Principal Executive
William P. Greubel               Officer, Director)               March 30, 1999


/s/ John R. Murphy               Chief Financial Officer,
------------------------         Secretary and Treasurer
John R. Murphy                   (Principal Financial and
                                 Accounting Officer)              March 30, 1999


/s/ Henry R. Kravis
------------------------
Henry R. Kravis                  Director                         March 30, 1999


/s/ George R. Roberts
------------------------
George R. Roberts                Director                         March 30, 1999


/s/ James H. Greene, Jr.
------------------------
James H. Greene, Jr.             Director                         March 30, 1999


/s/ Todd A. Fisher
------------------------
Todd A. Fisher                   Director                         March 30, 1999

                                   EXHIBIT INDEX

EXHIBIT
  NO.                                DESCRIPTION
--------                             ------------

  *2.1     Stock Subscription and Redemption Agreement, dated as of November 17, 1997, among the Company, Hubcap Acquisition L.L.C. and Phelps Dodge Corporation

  *3.1     Certificate of Incorporation, as amended, of Accuride Corporation.

  *3.2     By-Laws of Accuride Corporation.

  *4.1     Indenture, dated as of January 21, 1998, between Accuride Corporation and
           U.S. Trust Company of California, N.A., as trustee, relating to $200,000,000 aggregate principal amount of 9 1/4% Senior Subordinated Notes due 2008.

  *4.2     Registration Rights Agreement, dated as of January 21, 1998, between
           Accuride Corporation, and BT Alex. Brown Incorporation, Citicorp Securities,
           Inc., and J.P. Morgan Securities Inc.

  *4.3     Specimen Certificate of 9 1/4% Senior Subordinated Notes due 2008, Series A
           (the "Private Notes") .

  *4.4     Specimen Certificate of 9 1/4% Senior Subordinated Notes due 2008, Series B
           (the "Exchange Notes").

  *10.1     Stockholders' Agreement by and among Accuride Corporation, Phelps Dodge
            Corporation and Hubcap Acquisition L.L.C.

  *10.2     Registration Rights Agreement by and between Accuride Corporation and
            Hubcap Acquisition L.L.C.

  *10.3     1998 Stock Purchase and Option Plan for Employees of Accuride Corporation
            and Subsidiaries.

  *10.4     Form of Non-qualified Stock Option Agreement by and between Accuride
            Corporation and certain employees.

  *10.5     Form of Repayment and Stock Pledge Agreement by and between Accuride and certain employees.

  *10.6     Form of Secured Promissory Note in favor of Accuride Corporation.

  *10.7     Form of Stockholders' Agreement by and among Accuride Corporation, certain employees and Hubcap Acquisition L.L.C.

  *10.8 Form of Severance Agreement by and between Accuride Corporation and certain executives.

  *10.9     Contribution Agreement, dated as of May 1, 1997, among Accuride
            Corporation, Kaiser Aluminum & Chemical Corporation ("Kaiser"),
            AKW General Partner L.L.C. and AKW L.P.

  *10.10 Limited Partnership Agreement of AKW L.P., dated as of May 1, 1997, among AKW General Partner L.L.C., Accuride Ventures, Inc., Accuride
            Corporation and Kaiser.

  *10.11 Limited Liability Company Agreement of AKW General Partner L.L.C., dated as of May 1, 1997, among Accuride Ventures, Inc., Accuride
            Corporation and Kaiser.

  *10.12    Lease Agreement, dated as of May 1, 1997, between Kaiser and AKW L.P.

  *10.13    Lease Agreement dated November 1, 1988, by and between Kaiser and The Bell
            Company regarding the property in Cuyahoga Falls, Ohio, as amended and extended.

  *10.14    Lease Agreement, dated as of February 1, 1974, by and between Henderson
            County and The Firestone Tire & Rubber Company ("Firestone").

  *10.15    Lease Amendment, dated as of December 19, 1986, by and between Henderson
            County and Firestone.

  *10.16    Joint Venture Agreement, dated November 5, 1997, by and among the Company,
            Industria Automotriz, S.A. de C.V., Grupo Industrial Ramirez, S.A. and
            Accuride de Mexico, S.A. de C.V. ("AdM").

  *10.17    By-laws of AdM.

  *10.18    Purchase and Sale Agreement, dated as of October 21, 1997, by and between
            Accuride Corporation and General Electric Company regarding property located in Columbia, Tennessee.

  *10.19 Purchase Supply and Assembly Agreement, dated as of January 15, 1998, between Accuride Corporation and Lacks Industries, Inc.

  *10.20    Credit Agreement, dated as of January 21, 1998, between Accuride Corporation and Citicorp USA, Inc., Citicorp Securities, Inc., Bankers Trust Company
            and Wells Fargo Bank.

  *10.21    Purchase Agreement, dated as of January 15, 1998, between Accuride
            Corporation and BT Alex. Brown Incorporation, Citicorp Securities, Inc.,
            and J.P. Morgan Securities Inc.

   10.22    Credit Agreement dated July 9, 1998, by and between Accuride de Mexico, S.A.
            de C.V. and Citibank Mexico, S.A. and Grupo Financiero Citibank

   10.23    Completion Guaranty dated July 9, 1998, by and between Accuride Corporation,
            Accuride de Mexico, S.A. de C.V., Industria Automotriz, S.A. de C.V., and
            Citibank Mexico, S.A. and Grupo Financiero Citibank

   10.24    Lease Agreement dated October 26, 1998, by and between Accuride Corporation and Woodward, LLC. regarding the Evansville, Indiana office space.



  *21.1    Subsidiaries of Accuride Corporation.

   23.1    Consent of Deloitte & Touche LLP.

   24.1    Power of Attorney of Accuride Corporation.

   27.1    Financial Data Schedule.


-----------------------

* Previously filed as an exhibit to Form S-4 effective July 23, 1998 (Reg. No. 333-50239) and incorporated herein by reference.