Form 10-Q
period 1999-03-31
ACCURIDE CORP
filed 1999-05-14
CIK 817979

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934 for the Quarterly Period Ended March 31, 1999.

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the Transition Period From_____________to_____________.

                          Commission file number     333-50239


                              ACCURIDE CORPORATION
                              --------------------
            (Exact name of registrant as specified in its charter)

Delaware                                    61-1109077
--------                                    ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

2315 Adams Lane
Henderson, KY                               42420
---------------                             -----
(Address of principal executive offices)    (Zip Code)


Registrant's telephone number including area code: (502) 826-5000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X    No
                                                  -----    -----

There were 24,728 common shares outstanding as of March 31, 1999.

                              ACCURIDE CORPORATION

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION                                             PAGE
  Item 1.  Financial Statements

           Consolidated Balance Sheets as of March 31, 1999
           (unaudited) and December 31, 1998                                3

           Consolidated Statements of Income for Three Months Ended
           March 31, 1999 and 1998 (Unaudited)                              4

           Consolidated Statement of Stockholders' Equity (Deficiency)
           for the Three Months Ended March 31, 1999 (Unaudited)            5

           Consolidated Statements of Cash Flows for the Three Months
           Ended March 31, 1999 and 1998 (Unaudited)                        6

           Notes to Unaudited Consolidated Financial Statements             7

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             10

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk      16

PART II.   OTHER INFORMATION

           Item 1.  Legal Proceedings                                      17

           Item 2.  Changes in Securities                                  17

           Item 3.  Defaults Upon Senior Securities                        17

           Item 4.  Submission of Matters to a Vote of Security Holders    17

           Item 5.  Other Information                                      18

           Item 6.  Exhibits and Reports on Form 8-K                       18

           Signatures                                                      18


ITEM I.    FINANCIAL STATEMENTS

                              ACCURIDE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 MARCH 31        DECEMBER 31,
ASSETS                                                             1999             1998
                                                                (UNAUDITED)
                                                                -----------      ------------
CURRENT ASSETS:
  Cash and cash equivalents                                     $    38,454      $     3,471
  Customer receivables, net of allowance for doubtful
    accounts of $757 and $1,008                                      59,858           52,287
  Other receivables                                                  15,193            8,372
  Inventories, net                                                   36,258           36,980
  Supplies                                                            7,283            7,187
  Prepaid expenses                                                      759              139
  Income taxes receivable                                                 -              458
  Deferred income taxes                                                 881              611
                                                                -----------      -----------
            Total current assets                                    158,686          109,505

PROPERTY, PLANT AND EQUIPMENT, NET                                  162,998          159,826

OTHER ASSETS:
  Goodwill, net of accumulated amortization of
    $31,655 and $30,942                                              82,604           83,317
  Investment in affiliates                                           27,912           25,855
  Deferred financing costs, net of accumulated
    amortization of $2,077 and $1,634                                12,166           12,609
  Deferred income taxes                                               1,760            3,287
  Other                                                              10,724           10,526
                                                                -----------      -----------
TOTAL                                                           $   456,850      $   404,925
                                                                -----------      -----------
                                                                -----------      -----------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
  Accounts payable                                              $    38,183      $    27,008
  Current portion of long-term debt                                   1,350            1,350
  Short term notes payable                                            5,211            3,911
  Accrued payroll and compensation                                    7,088            8,149
  Accrued interest payable                                            5,370            9,807
  Income taxes payable                                                1,663
  Accrued and other liabilities                                       5,272            6,606
                                                                -----------      -----------
            Total current liabilities                                64,137           56,831

LONG-TERM DEBT, less current portion                                424,328          387,939

OTHER LIABILITIES                                                    12,345           12,021

MINORITY INTEREST                                                     6,254            6,230

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY):
  Preferred stock, $.01 par value; 5,000 shares
    authorized and unissued Common stock and
    additional paid in capital, $.01 par value;
    45,000 shares authorized, 24,768 shares issued
    and outstanding in 1999 and 1998                                 24,158           24,158
  Stock subscriptions receivable                                     (1,086)          (1,644)
  Retained earnings (deficit)                                       (73,286)         (80,610)
                                                                -----------      -----------
        Total stockholders' equity (deficiency)                     (50,214)         (58,096)
                                                                -----------      -----------
TOTAL                                                           $   456,850      $   404,925
                                                                -----------      -----------
                                                                -----------      -----------


See notes to unaudited consolidated financial statements.

                              ACCURIDE CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                         THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                      --------------------------
                                                                          1999           1998
NET SALES                                                             $   111,533    $    93,908

COST OF GOODS SOLD                                                         85,441         73,752
                                                                      -----------    -----------
GROSS PROFIT                                                               26,092         20,156

OPERATING:
  Selling, general and administrative                                       6,479          5,354
  Start-up costs                                                                -          1,146
  Management retention bonuses                                                  -            810
  Recapitalization professional fees                                            -          2,240
                                                                      -----------    -----------

INCOME FROM OPERATIONS                                                     19,613         10,606

OTHER INCOME (EXPENSE):
  Interest income                                                              65            140
  Interest (expense)                                                       (8,956)        (6,703)
  Equity in earnings (losses) of affiliates                                 2,315         (2,700)
  Other (expense), net                                                       (368)          (601)
                                                                      -----------    -----------

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST                           12,669            742

INCOME TAX PROVISION                                                        5,321            347
MINORITY INTEREST                                                              24            (86)
                                                                      -----------    -----------
NET INCOME                                                            $     7,324    $       481
                                                                      -----------    -----------
                                                                      -----------    -----------


See notes to unaudited consolidated financial statements.

                              ACCURIDE CORPORATION
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                             (DOLLARS IN THOUSANDS)

                                                         COMMON
                                                        STOCK AND
                                                       ADDITIONAL         STOCK         RETAINED
                                                         PAID IN      SUBSCRIPTIONS     EARNINGS
                                                         CAPITAL        RECEIVABLE      (DEFICIT)      TOTAL
                                                       ---------------------------------------------------------
BALANCE AT DECEMBER 31, 1998                           $ 24,158        $ (1,644)        $ (80,610)    $ (58,096)
Net income (Unaudited)                                                                      7,324         7,324
Proceeds from stock subscriptions receivable                -               558              -              558
                                                       --------        ---------        ----------    ----------
BALANCE AT MARCH 31, 1999 (Unaudited)                  $ 24,158        $ (1,086)        $ (73,286)    $ (50,214)
                                                       --------        ---------        ----------    ----------
                                                       --------        ---------        ----------    ----------


See notes to unaudited consolidated financial statements.

                             ACCURIDE CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)

                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                     --------------------------
                                                                      1999             1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                         $   7,324      $      481
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation                                                       5,155           4,504
      Amortization                                                       1,243           1,012
      Bonuses payable by a principal stockholder                             -             810
      Deferred income taxes                                              1,257            (722)
      Equity in (earnings) losses of affiliates                         (2,315)          2,700
      Minority interest                                                     24              86
    Changes in certain assets and liabilities:
      Receivables                                                      (14,392)         (8,429)
      Inventories and supplies                                             626             525
      Prepaid expenses and other assets                                  1,243          (2,354)
      Accounts payable                                                  11,175            (246)
      Accrued and other liabilities                                     (6,508)          8,181
                                                                     ---------      ----------
        Net cash provided by operating activities                        4,832           6,548

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                            (8,327)         (7,323)
  Capitalized interest                                                       -             (30)
  Net cash distribution from AKW L.P.                                      265            (349)
  Other                                                                     (7)              -
                                                                     ---------      ----------
        Net cash used in investing activities                           (8,069)         (7,702)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of short term notes payable                     1,300           3,000
  Principal payments on short-term notes payable                             -          (1,340)
  Net increase in revolving line of credit                              36,362          29,750
  Proceeds from issuance of long-term debt                                   -         333,918
  Deferred financing costs                                                   -         (13,735)
  Proceeds from stock subscriptions receivable                             558             905
  Issuance of shares                                                                   108,000
  Redemption of shares                                                       -        (454,257)
                                                                     ---------      ----------
        Net cash provided by financing activities                       38,220           6,241
                                                                     ---------      ----------
Increase in cash and cash equivalents                                   34,983           5,087
Cash and cash equivalents, beginning of period                           3,471           7,418
                                                                     ---------      ----------
Cash and cash equivalents, end of period                             $  38,454      $   12,505
                                                                     ---------      ----------
                                                                     ---------      ----------


See notes to unaudited consolidated financial statements.

ACCURIDE CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
AS OF MARCH 31, 1999 AND 1998 AND FOR THE THREE MONTHS
ENDED MARCH 31, 1999 AND 1998


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

The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Note 2 - INVENTORIES - Inventories were as follows:

                                       MARCH 31,         DECEMBER 31,
                                          1999               1998
                                       --------           -----------
Raw materials                          $  3,946           $  8,920
Work in process                           8,033              7,757
Finished manufactured goods              24,209             20,060
LIFO adjustment                           1,143              1,122
Other                                    (1,073)              (879)
                                       --------           --------
            Inventories, net           $ 36,258           $ 36,980
                                       --------           --------
                                       --------           --------


Note 3 - LABOR RELATIONS -The Company's prior contract with the UAW covering employees at the Henderson Facility expired in February 1998 and the Company was not able to negotiate a mutually acceptable agreement with the UAW. Therefore, a strike occurred at the Henderson Facility on February 20, 1998. The Company is continuing to operate with its salaried employees and contractors. On March 31, 1998, the Company began an indefinite lock-out. The members of the UAW have rejected all of the Company's offers for a new contract. Currently, there is, and the Company believes that there will be, no supply disruption to the Company's customer base; however, there can be no assurance to that effect.

Note 4 - SUPPLEMENTAL CASH FLOW DISCLOSURE - During the three months ended March 31, 1999, the Company paid $9,087 and $2,033 for interest and income taxes, respectively. Non-cash transactions that resulted from the redemption in 1998 included the issuance of common stock and the related stock subscriptions receivable of $1,539 and the increase in stockholders' equity and the net deferred tax asset in the amount of $18,480 from the increase in the tax basis of assets.

Note 5 - NEW ACCOUNTING PRONOUNCEMENT - Statement of Financial Standards No. 133 ("SFAS 133"), "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES," was issued in June 1998 and is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a fair value hedge, a cash flow hedge, or a hedge of foreign currency exposure. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. Management has not yet fully evaluated the effect of the new standard on the financial statements.

Note 6 - FOREIGN CURRENCY - As of January 1, 1999, the Mexican economy was determined not to be highly inflationary. Accordingly, management has reviewed the primary economic environment in which Accuride de Mexico, S.A. de C.V. ("ADM") operates and determined ADM's functional currency to be the U.S. dollar.

Note 7 - SEGMENT REPORTING - The Company operates in one business segment: the design, manufacture and distribution of wheels and rims for trucks, trailers, and other vehicles.

GEOGRAPHIC SEGMENTS - The Company has foreign operations in the United States, Canada, and Mexico, which are summarized below. Sales between geographic areas are made at negotiated selling prices.

                                                        United
Three months ended March 31, 1999                       States        Canada        Mexico      Eliminations      Combined
Net Sales:
  Sales to unaffiliated customers-Domestic           $ 101,123     $   3,900      $   4,519      $       -       $ 109,542
  Sales to unaffiliated customers-Export                   390            30          1,571              -           1,991
  Sales among geographic segments                        8,162        35,599          2,506        (46,267)              -
                                                     ----------------------------------------------------------------------
    Total                                            $ 109,675     $  39,529      $   8,596      $ (46,267)      $ 111,533
                                                     ----------------------------------------------------------------------
                                                     ----------------------------------------------------------------------
Income from operations:                              $  16,276     $   2,241      $   1,096      $       -       $  19,613

Assets:
  Identifiable assets                                $ 280,827     $ 113,795      $  48,353      $ (14,037)      $ 428,938
  Investments in affiliates                             27,912             -              -              -          27,912
                                                     ----------------------------------------------------------------------
    Total                                            $ 308,739     $ 113,795      $  48,353      $ (14,037)      $ 456,850
                                                     ----------------------------------------------------------------------
                                                     ----------------------------------------------------------------------

                                                        United
Three months ended March 31, 1998                       States        Canada        Mexico      Eliminations      Combined
Net Sales:
  Sales to unaffiliated customers-Domestic           $  72,977     $  11,907     $    6,619                      $  91,503
  Sales to unaffiliated customers-Export                   416           175          1,814                          2,405
  Sales among geographic segments                        2,291        30,058            501       (32,850)               -
                                                     ----------------------------------------------------------------------
    Total                                            $  75,684     $  42,140     $    8,934     $ (32,850)       $  93,908
                                                     ----------------------------------------------------------------------
                                                     ----------------------------------------------------------------------
Income from operations:                              $   5,593     $   4,478     $      535                      $  10,606

Assets:
  Identifiable assets                                $ 225,061     $ 113,501     $   32,006     $ (14,024)       $ 356,544
  Investments in affiliates                             22,415                                                      22,415
                                                     ----------------------------------------------------------------------
    Total                                            $ 247,476     $ 113,501     $   32,006     $ (14,024)       $ 378,959
                                                     ----------------------------------------------------------------------
                                                     ----------------------------------------------------------------------


Sales to three customers exceeded 10% of total net sales for the three months ended March 31, as follows:

                                         1999       % OF        1998        % OF
                                        AMOUNT      SALES      AMOUNT       SALES
Customer one                           $ 27,794     24.9%      $ 12,316     13.1%
Customer two                             12,926     11.6%         8,336      8.9%
Customer three                           11,710     10.5%        12,170     13.0%
                                       --------     ----       --------     ----
                                       $ 52,430     47.0%      $ 32,822     35.0%
                                       --------     ----       --------     ----
                                       --------     ----       --------     ----


Each geographic segment made sales to all three major customers in the first quarter of 1999 and 1998.

Note 8 - SUBSEQUENT EVENTS - On April 1, 1999, the Company acquired Kaiser Aluminum & Chemical Corporation's ("Kaiser") 50% interest in AKW L.P., a Delaware limited partnership ("AKW"), pursuant to the terms of a Purchase Agreement by and among the Company, Kaiser and Accuride Ventures, Inc., a wholly owned subsidiary of the Company (the "Acquisition"). In connection with the Acquisition, AKW and Kaiser amended and restated an existing lease agreement pursuant to which AKW leases certain property from Kaiser. AKW was formed in 1997 as a 50-50 joint venture between Kaiser and the Company to design, manufacture, and sell heavy-duty aluminum wheels. The Acquisition gives the Company, through its wholly owned subsidiary, 100% control of AKW. Total consideration paid to Kaiser for the 50% interest was approximately $70 million, which was determined through arms-length negotiations between the parties. The Company temporarily financed the acquisition through the Company's $140.0 million revolving line of credit (the "Revolver").

On April 16, 1999, the Company amended and restated its credit facility to reflect an additional $100 million term loan provided by a syndication of banks and other financial institutions with Citicorp USA, Inc. as administrative agent, Salomon Smith Barney, Inc. as arranger, Bankers Trust Company as syndication agent, and Wells Fargo Bank N.A. as documentation agent. The purpose of the new term loan is to refinance approximately $70 million of debt borrowed under the Revolver to fund the Acquisition of Kaiser's 50% interest in AKW and to otherwise reduce amounts outstanding under the Revolver.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the consolidated financial statements and notes included in Item 1 of Part I of this form. Except for the historical information contained herein, this report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from those indicated by such forward-looking statements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998.

NET SALES. Net sales increased by $17.6 million, or 18.8%, for the three months ended March 31, 1999 to $111.5 million, compared to $93.9 million for the three months ended March 31, 1998. The increase in net sales is primarily due to increased industry volume and sales of new products from the new Columbia, Tennessee facility which started operations in the third quarter of 1998.

GROSS PROFIT. Gross profit increased by $5.9 million, or 29.4% to $26.1 million for the three months ended March 31, 1999 from $20.1 million for the three months ended March 31, 1998. Gross profit as a percentage of net sales increased to 23.4% for the three months ended March 31, 1999 from 21.5% for the three months ended March 31, 1998. The increase in gross profit as a percentage of sales is due to an overall increase in volume and improved margins at the Henderson, Kentucky facility. The improvements at Henderson, Kentucky were achieved by effectively controlling the costs associated with the labor strike. Gross profit was also favorably impacted by increased industry volumes and sales of new products from the Columbia, Tennessee facility.

OPERATING EXPENSES. Operating expenses decreased by $3.1 million, or 32.2%, to $6.5 million for the three months ended March 31, 1999 from $9.6 million for the three months ended March 31, 1998. This decrease was primarily due to one time operating expenses incurred in the first three months of 1998 for professional fees of $2.2 million related to the Company's recapitalization, for start-up costs of $1.1 million relating to the new Tennessee light truck wheels facility, and the management retention bonuses of $0.8 million paid by Phelps Dodge Corporation, a previous principal stockholder ("Phelps Dodge") in conjunction with the Company's recapitalization. Excluding the expenses recorded for the three months ended March 31, 1998 for professional fees, start-up costs, and management retention bonuses, operating expenses increased by $1.1 million to $6.5 million for the three months ended March 31, 1999 from $5.4 million for the three months ended March 31, 1998. As a percentage of net sales, operating expenses for the three months ended March 31, 1999 were 5.8% as compared to 5.7% for the three months ended March 31, 1998, excluding the expenses for professional fees, start-up costs, and management retention bonuses.

OTHER INCOME (EXPENSE). Interest expense increased to $9.0 million for the three months ended March 31, 1999 compared to $6.7 million for the three months ended March 31, 1998, due primarily to the debt incurred in the recapitalization of the Company on January 21, 1998, which was outstanding for a full quarter in 1999 compared to 1998. Equity in earnings (losses) of affiliates increased by approximately $5.0 million to $2.3 million for the three months ended March 31, 1999 from a loss of $2.7 million for the three months ended March 31, 1998. The increase was due to the increased equity earnings from the AKW joint venture which contributed $2.2 million of earnings in the first quarter of 1999 as compared to a loss of $2.8 million in the first quarter of 1998 which was due to the $3.4 million effect of a product recall campaign implemented at AKW. Excluding the $3.4 million effect of the product recall campaign, equity in earnings of affiliates increased $1.6 million to $2.3 million for the first quarter 1999 compared to $0.7 million for the first quarter of 1998 primarily due to improved earnings at AKW.

ADJUSTED EBITDA. Adjusted EBITDA increased by $5.5 million, or 24.5%, to $27.9 million for the three months ended March 31, 1999 from $22.4 million for the three months ended March 31, 1998 due primarily to higher steel product sales volume and higher equity in earnings of affiliates. In determining Adjusted EBITDA for the three months ended March 31, 1999, income from operations has been increased by (i) depreciation and amortization (except for amortization of deferred financing costs) and (ii) equity in earnings of affiliates. In determining Adjusted EBITDA for the three months ended March 31, 1998, income from operations has been increased by (i) depreciation and amortization, (ii) equity in earnings (losses) of affiliates, (iii) $2.2 million of professional fees related to the Company's recapitalization, (iv) $3.4 million relating to the AKW product recall, (v) $0.8 million of management retention bonuses paid by Phelps Dodge, and (vi) an estimated cost of $2.5 million incurred in connection with the labor strike at the Company's facility in Henderson, Kentucky.

NET INCOME. Net income increased by $6.8 million to $7.3 million for the three months ended March 31, 1999 from $0.5 million for the three months ended March 31, 1998 due to higher pretax earnings, as described above, and a lower effective tax rate. The Company's effective tax rate was 42.0% for the three months ended March 31, 1999 compared to 46.8% for the three months ended March 31, 1998. The lower effective tax rate is the result of increased pre-tax income compared to the level of permanent differences.

CHANGES IN FINANCIAL CONDITION

At March 31, 1999, the Company's total assets amounted to $456.9 million, as compared to $404.9 million at December 31, 1998. The $52.0 million or 12.8% increase in total assets during the three months ended March 31, 1999 was primarily the result of a $35.0 million increase in cash, an increase in net property plant and equipment of $3.2 million, a $7.6 million increase in customer receivables and a $6.8 million increase in other receivables. The increase in cash is a result of a cash draw on the Revolver to fund the purchase of Kaiser's 50% interest in AKW (see Note 8 of the unaudited consolidated financial statements). The increase in net property, plant and equipment was primarily due to investments in AdM's new facility. The increase in customer receivables reflected increased sales volume from U.S. customers. Other receivables increase was primarily due to (i) a $2.0 million increase in accounts receivable from aluminum wheels sales by AKW, pursuant to the AKW formation agreement whereby the Company performs all billing and collection functions for AKW as a means of providing customer convenience,
(ii) a $1.4 million increase in a receivable from AKW for rebates paid to aluminum wheel customers by the Company, (iii) a $2.1 million increase in a receivable due from Industria Automotriz, S.A. de C.V. (49% owner of AdM) , and (iv) a $0.8 million increase in an unrealized gain associated with the foreign currency forward contracts entered into by the Company.

At March 31, 1999, the Company's total liabilities amounted to $500.8 million, as compared to $456.8 million at December 31, 1998. The $44.0 million or 9.6% increase in total liabilities was primarily due to the $35.0 million increase in long-term debt to fund the purchase of Kaiser's 50% interest in AKW (see Note 8 of the unaudited consolidated financial statements) and a $11.2 million increase in accounts payable due to increased production volumes and an improvement in managing payment terms.

CAPITAL RESOURCES AND LIQUIDITY

The Company's primary sources of liquidity are cash flow from operations and borrowings under the Revolver. The Company's primary uses of cash are funding working capital, capital expenditures under the Company's expansion plans and debt service.

As of March 31, 1999, the Company had cash and short-term investments of $38.5 million compared to $3.5 million at the beginning of the year. The Company's operating activities provided $4.8 million and the financing activities provided $38.2 million which was used to fund the Company's investing activities of $8.1 million and increase its cash and short-term investments $35.0 million to fund the purchase of AKW (see Note 8 of the unaudited consolidated financial statements).

Investing activities during the three months ended March 31, 1999 were $8.1 million compared to $7.7 million for the three months ended March 31, 1998.

Cash flow from financing activities during the three months ended March 31, 1999 were $38.2 million compared to $6.2 million for the three months ended March 31, 1998.

The Company incurred capital expenditures in 1998 (excluding capital expenditures by AdM) of $29.9 million. The Company expects its capital expenditures (excluding capital expenditures by AdM) to decrease to approximately $26.2 in 1999. It is anticipated that these expenditures will fund (i) approximately $6.0 million of technology advancement projects; (ii) investments in productivity improvements in 1999 to the Company's steel wheel business of approximately $7.7 million and (iii) maintenance of business expenditures of approximately $10.5 million. Future investments in productivity improvements are expected to be focused on additional automation, shop floor and engineering systems and improved coating capabilities.

The Company anticipates that AdM will require additional capital expenditures of approximately $5.3 million for the remainder of 1999 to finalize construction and equip the Monterrey, Mexico facility. The Monterrey, Mexico facility is expected to be operational in mid-1999 at an approximate cost for land and building of $9.2 million. Total project cost through 1999 is expected to be approximately $29.4 million, of which approximately $24.1 million was spent as of March 31, 1999. The Company finalized a $32.5 million credit facility for AdM on July 9, 1998. This is comprised of a term loan of $25.0 million and a working capital facility of $7.5 million.

DESCRIPTION OF THE CREDIT FACILITY. In January 1998 the Company entered into a credit facility (the "Credit Facility") with a syndicate of banks and other financial institutions (the "Lenders") led by Citicorp USA, Inc., as administrative agent (the "administrative agent"), Salomon Smith Barney, Inc., as arranger, Bankers Trust Company, as syndication agent, and Wells Fargo Bank N.A. as documentation agent. The Credit Facility provides for term loans of $135.0 million (the "Term Loans") and a $140.0 million revolver (the "Revolver"). The Term Loans are comprised of a $60.0 million loan that will mature on January 21, 2005 ("Tranche A") and a $75.0 million loan that will mature on January 21, 2006 ("Tranche B"). The Company's Canadian subsidiary is the borrower under Tranche A, and the Company has guaranteed the repayment of such borrowing under Tranche A and all other obligations of such Canadian subsidiary under the Credit Facility. The Term Loans provide for nominal annual amortization (approximately 1% per year). The commitment under the Revolver will decline to $100.0 million on January 21, 2003 and final maturity of loans under the Revolver will be January 21, 2004. The Credit Facility was amended and restated in April 1999 to account for an additional $100 million term loan. (See "Subsequent Events").

DESCRIPTION OF THE NOTES. In January 1998 the Company issued $200 million of notes (the "Notes") pursuant to an indenture (the "Indenture") between the Company and U.S. Trust Company, N. A., as trustee (the "Trustee"). The Indenture is limited in aggregate principal amount to $300.0 million, of which $200.0 million were issued as Private Notes and subsequently exchanged for Exchange Notes, which exchange has been registered under the Securities Act of 1933, as amended. Additional notes may be issued in one or more series from time to time, subject to the limitations set forth under the Indenture. The Indenture provides certain restrictions on the payment of dividends by the Company. The Indenture is subject to and governed by the Trust Indenture Act of 1939, as amended. The Notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future Senior Indebtedness (as defined in the Indenture) of the Company. As of March 31, 1999, the aggregate amount of the Company's outstanding Senior Indebtedness was approximately $194.2 million. The Notes mature on February 1, 2008. Interest on the Notes accrues at the rate of 9 1?4% per annum and is due and payable semi-annually in arrears on February 1 and August 1, commencing on August 1, 1998, to holders of record of the Notes on the immediately preceding January 15 and July 15.

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

Project Phase                          % Completed     Completion        Comments
--------------                         -----------     ----------        ---------
Awareness                                100%          Completed
Identification                           100%          Completed
Impact Analysis                          100%          Completed
Risk Evaluation                          100%          Completed

                                            ---------------

Remediation                               95%          Oct. 31, 1999     All critical systems are completed.
Testing                                   85%          June 30, 1999     Involves ongoing testing of critical systems.
Contingency Planning                      10%          Aug. 31, 1999
Overall Completion Estimate               77%


COSTS. The Company has thus far primarily used and expects to continue to use internal resources to implement its readiness plan and to upgrade or replace and test systems affected by the Year 2000 issue. During the three months ended March 31, 1999, the Company incurred approximately $44,000 of direct and indirect costs for Company-owned systems and applications related to Year 2000 remediation. A majority of these costs are currently believed to be incremental expenses that will not recur in the Year 2000 or thereafter. Year 2000 remediation costs were approximately $1.3 million and $1.4 million in 1998 and 1997, respectively. The Company estimates that its additional costs for Year 2000 remediation and testing of its computer systems through the end of 1999 will not exceed $1.1 million.

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

RISK ASSESSMENT. Given the information known at this time about the Company's systems that are non-compliant, coupled with the Company's ongoing, normal course of business efforts to upgrade or replace critical systems, as necessary, management does not expect Year 2000 compliance costs to have a material adverse impact on the Company. Although the Company believes that internal Year 2000 compliance will be achieved by December 31, 1999, there can be no assurance that the Year 2000 problem affecting the Company, its customers and suppliers will not have a material adverse effect on the Company's business, financial condition and results of operations. In light of the many adverse conditions that could happen to the Company associated with Year 2000 compliance, along with the speculation that some or many of them may not happen, it is difficult to hypothesize a most reasonably likely worst case Year 2000 scenario with any degree of certainty. With that in mind, the Company currently believes the most reasonably likely worst case scenario would be the failure of certain key production capabilities or similar failures occurring within the Company's supply chain. These types of catastrophic failures, although unlikely, would result in the inability of the Company to supply products to customers for a period of time.

CONTINGENCY PLAN. Realizing that some disruption may occur despite its efforts, the Company is in the process of developing contingency plans for each critical system in the event that one or more of those systems fail. Although not yet complete, the Company is considering the following items, among others, as key pieces of the contingency plans: the creation of special "rapid response" technology teams; scheduling availability of key personnel, additional testing and simulation activities, establishment of rapid decision processes, development of support critical customer functions in the event information systems or mechanized processes experience Year 2000 disruptions, determination of alternative suppliers and implementation of data retention and recovery procedures for customers and critical business data with on-site (primary) as well as off-site (secondary) data copies. While this is an ongoing process, the Company expects to have the contingency plan substantially completed by August 31, 1999.

SUBSEQUENT EVENTS

On April 1, 1999, the Company acquired Kaiser's 50% interest in AKW, pursuant to the terms of a Purchase Agreement by and among the Company, Kaiser and Accuride Ventures, Inc., a wholly owned subsidiary of Accuride. In connection with the Acquisition, AKW and Kaiser amended and restated an existing lease agreement pursuant to which AKW leases certain property from Kaiser. AKW was formed in 1997 as a 50-50 joint venture between Kaiser and Accuride to design, manufacture, and sell heavy-duty aluminum wheels. The Acquisition gives the Company, through its wholly owned subsidiary, 100% control of AKW. Total consideration paid to Kaiser for the 50% interest was approximately $70 million, which was determined through arms-length negotiations between the parties. The Company temporarily financed the Acquisition through the Company's Revolver.

On April 16, 1999, the Company amended and restated the Credit Facility to account for an additional $100 million term loan provided by a syndication of banks and other financial institutions. The purpose of the additional term loan was to refinance approximately $70 million of debt under the Revolver used to fund the recent acquisition of 50% of AKW L.P. and to pay down an additional portion of the Revolver.

FACTORS AFFECTING FUTURE RESULTS

The factors discussed below, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report, including, without limitation, in "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Company's related press release and in oral statements made by authorized officers of the Company. When used in this report, any press release or oral statements, the words "estimate," "project," "anticipate," "expect," "intend," "believe" and similar expressions are intended to identify forward-looking statements. All of these forward-looking statements are based on estimates and assumptions made by management of the Company, which, although believed to be reasonable, are inherently uncertain. Therefore, undue reliance should not be placed upon such estimates and statements. No assurance can be given that any of such statements or estimates will be realized and actual results will differ from those contemplated by such forward-looking statements. Accordingly, the Company hereby identifies the following important factors which could cause the Company's financial results to differ materially from any such results which might be projected, forecast, estimated or budgeted by the Company in forward-looking statements:

- significant indebtedness of the Company may have important consequences, including, but not limited to, impairment of the Company's ability to obtain additional financing, reduction of funds available for operations and business opportunities or limitation on the Company's ability to dispose of assets;

- the Company's ability to service its indebtedness is dependent upon operating cash flow of its subsidiaries and joint ventures;

- loss of a major customer could have material adverse effect on the Company's business;

- original equipment manufacturers' demands for price reduction may adversely affect profitability;

- cyclical nature of industry could cause fluctuations in demand for Company's products;

-    labor strike may disrupt the Company's supply to its customer base;

- interruption in supply of steel or aluminum could reduce Company's ability to obtain favorable sourcing of such raw materials;

-    Company's competitors could reduce market for the Company's product;

- potential liability of the Company for environmental matters and the costs of compliance with certain governmental regulations could have a material adverse effect on the Company's financial condition and may adversely affect the Company's ability to sell or rent such property or to borrow using such property as collateral;

- Company may have difficulty in achieving growth strategies and there is no assurance that such strategies will be successful or will improve operating results;

-    continued service of key management personnel is not guaranteed;

- interests of the principal stockholder of the Company may conflict with the interests of the holders of securities of the Company; and

- no assurance that the Company's computer software and operating systems, or those of its customers or suppliers, will be Year 2000 compliant.

The foregoing review of the factors should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company prior to this filing. For further information, refer to the "Risk Factors"
section included in the Company's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1998 filed with the Securities and Exchange Commission.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company, in the normal course of doing business, is exposed to the risks associated with foreign currency exchange rates and changes in interest rates. The Company uses foreign exchange contracts to hedge both balance sheet and off-balance sheet foreign currency commitments. Specifically, these foreign exchange contracts offset foreign currency denominated purchase commitments from suppliers, accounts receivable from and future committed sales to customers, and operating expenses in Canada. Management believes the use of foreign currency financial instruments reduces the risks that arise from doing business in international markets. Contracts are generally one year or less. At March 31,1999, the Company had open foreign exchange forward contracts with a notional amount of $54.5 million.

The Company's hedging activities provide only limited protection against currency exchange risks. Factors that could impact the effectiveness of the Company's hedging programs include accuracy of sales estimates, volatility of currency markets and the cost and availability of hedging instruments. The counterparties to the forward contracts are financial institutions with investment grade credit ratings. The Company monitors its foreign currency cash flow transactions and executes forward contracts to reduce its foreign exchange exposures. The use of forward contracts protects the Company's cash flows against unfavorable movements in exchange rates, to the extent of the amount under contract. A 10% adverse change in currency exchange rates for the Company's foreign currency derivatives held at March 31,1999, would have an impact of approximately $5.4 million on the fair value of such instruments. This quantification of exposure to the market risk associated with foreign exchange financial instruments does not take into account the offsetting impact of changes in the fair value of the Company's foreign denominated assets, liabilities and firm commitments.

Accuride uses long-term debt as a primary source of capital in its business. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for Accuride long-term fixed-rate debt and its other types of long-term debt at March 31, 1999:

Long-Term Debt:
(Dollars in
thousands)               1999      2000       2001        2002      2003       Thereafter      Total        Fair Value
                         ----      ----       ----        ----      ----       ----------      -----        ----------
Fixed                                                                            $200,000     $200,000       $200,000

Avg. Rate                                                                           9.25%        9.25%

Variable                  $0      $1,350    $10,725      $13,850    $4,475       $196,250     $226,650       $226,650

Avg. Rate                          6.91%      8.08%        8.12%     7.85%          7.19%        7.30%


The Company has used an interest rate swap to alter interest rate exposures between fixed and floating rates on a portion of the Company's long-term debt. As of March 31, 1999, $100.0 million notional amount of interest rate swap was outstanding. On average during the three month period ended March 31, 1999, the Company paid 5.75% as a fixed rate and received 4.9933% on the interest rate swap. Under the terms of the interest rate swap, the Company agrees with the counterparty to exchange, at specified intervals, the difference between the fixed rate and floating rate interest amounts calculated by reference to the agreed notional principal amount. The interest rate swap matures in January, 2001. The Company also used an interest rate cap to set a ceiling on the maximum floating interest rate the Company would incur on a portion of the Company's long term debt. As of March 31, 1999, $35.0 million notional amount of interest rate cap was outstanding. Under the terms of the interest rate cap, the Company is entitled to receive from the counterparty on a quarterly basis the amount, if any, by which the three-month Eurodollar interest rate exceeds 7.5%. The interest rate cap matures in January, 2001. The Company is exposed to credit related losses in the event of nonperformance by the counterparties to the interest rate swap and interest rate cap, although no such losses are expected as the counterparties are financial institutions having an investment grade credit rating.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company does not believe that there are any pending or threatened legal proceedings other than non-material legal proceedings incidental to the Company's business, that if adversely determined, could have a material adverse effect on the Company.

Item 2.  Changes in Securities

         Not applicable

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submissions of Matters to a Vote of Security Holders

         Not applicable.

Item 5.  Other Information

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

         Exhibit No     Description
         ----------     -----------
         a)  *10.1      Purchase Agreement dated April 1, 1999, between the Company, Accuride Ventures, Inc.
                        (the Company's wholly owned subsidiary) and Kaiser Aluminum and Chemical Corporation
                        ("Kaiser").

             *10.2      Amended and Restated Lease Agreement, dated April 1, 1999, between Kaiser and AKW, L.P.

              10.3      Amended and Restated Credit Agreement, dated April 16, 1999, between the Company,
                        Citicorp USA, Inc., as administrative agent, Salomon Smith Barney, Inc. as arranger,
                        Bankers Trust Company as syndication agent and Wells Fargo Bank N.A.  as the documentation agent.

              10.4      Amended and Restated Pledge Agreement dated April 16, 1999 between the Company, Accuride
                        Canada, Inc., and Accuride Ventures, Inc. as pledgors and Citicorp USA, Inc. as administrative agent.

              27.1      Financial Data Schedule

                 *      Previously filed as an exhibit to the Company's
                        Form 8-K filed on April 14, 1999 and incorporated herein by reference.

        (b) Form 8-K    No Form 8-K reports were filed during the quarter ended March 31, 1999


                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


ACCURIDE CORPORATION


/s/  WILLIAM P. GREUBEL                                    Dated: May 14, 1999
-----------------------------
William P. Greubel
President and Chief Executive Officer

/s/  JOHN R. MURPHY                                        Dated: May 14, 1999
-----------------------------
John R. Murphy
Vice President - Finance and Chief Financial Officer
Principal Accounting Officer