Form 10-Q
period 1999-06-30
ACCURIDE CORP
filed 1999-08-16
CIK 817979

                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                              FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934 for the Quarterly Period Ended June 30, 1999.

                                  OR


[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the Transition Period From __________ to ________.

                Commission file number     333-50239


                          ACCURIDE CORPORATION
                          --------------------
        (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


DELAWARE                                   61-1109077
--------                                   ----------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


2315 ADAMS LANE
HENDERSON, KY                                          42420
---------------                                      ----------
(Address of principal executive offices)             (Zip Code)


 Registrant's telephone number including area code: (270) 826-5000


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


There were 24,884 common shares outstanding as of June 30, 1999.

                              ACCURIDE CORPORATION

                               TABLE OF CONTENTS

                                                                          PAGE
PART I.  FINANCIAL INFORMATION

    Item 1. Financial Statements

            Consolidated Balance Sheets as of June 30, 1999
            (unaudited) and December 31, 1998                               3

            Consolidated Statements of Income for Six Months
            Ended June 30, 1999 and 1998 (Unaudited)                        4

            Consolidated Statement of Stockholders' Equity (Deficiency)
            for the Six Months Ended June 30, 1999 (Unaudited)              5

            Consolidated Statements of Cash Flows for the Six Months
            Ended June 30, 1999 and 1998 (Unaudited)                        6

            Notes to Unaudited Consolidated Financial Statements            7

    Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            11

    Item 3. Quantitative and Qualitative Disclosures about Market Risk     18

PART II. OTHER INFORMATION

    Item 1. Legal Proceedings                                              21

    Item 2. Changes in Securities                                          21

    Item 3. Defaults Upon Senior Securities                                21

    Item 4. Submission of Matters to a Vote of Security Holders            21

    Item 5. Other Information                                              21

    Item 6. Exhibits and Reports on Form 8-K                               21

    Signatures                                                             23

ITEM I.  FINANCIAL STATEMENTS

                              ACCURIDE CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                         JUNE 30,        DECEMBER 31,
ASSETS                                                                                    1999               1998
                                                                                       (UNAUDITED)
                                                                                       ------------------------------
CURRENT ASSETS:
  Cash and cash equivalents                                                            $  22,601         $   3,471
  Customer receivables, net of allowance for doubtful accounts of $496 and $1,008         69,867            52,287
  Other receivables                                                                       12,567             8,372
  Inventories, net                                                                        44,562            36,980
  Supplies                                                                                 7,898             7,187
  Prepaid expenses                                                                           791               139
  Income taxes receivable                                                                    104               458
  Deferred income taxes                                                                      793               611
                                                                                       ---------         ---------
            Total current assets                                                         159,183           109,505

PROPERTY, PLANT AND EQUIPMENT, NET                                                       200,088           159,826

OTHER ASSETS:
  Goodwill, net of accumulated amortization of $32,880 and $30,942                       135,103            83,317
  Investment in affiliates                                                                 2,763            25,855
  Deferred financing costs, net of accumulated amortization of $2,538 and $1,634          12,397            12,609
  Deferred income taxes                                                                                      3,287
  Other                                                                                   11,435            10,526
                                                                                       ---------         ---------
TOTAL                                                                                  $ 520,969         $ 404,925
                                                                                       ---------         ---------
                                                                                       ---------         ---------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
  Accounts payable                                                                     $  41,640         $  27,008
  Current portion of long-term debt                                                        2,350             1,350
  Short term notes payable                                                                 7,500             3,911
  Accrued payroll and compensation                                                         8,552             8,149
  Accrued interest payable                                                                11,533             9,807
  Accrued and other liabilities                                                           10,168             6,606
                                                                                       ---------         ---------
            Total current liabilities                                                     81,743            56,831

LONG-TERM DEBT, less current portion                                                     455,355           387,939

DEFERRED INCOME TAXES                                                                      3,179

OTHER LIABILITIES                                                                         16,986            12,021

MINORITY INTEREST                                                                          6,321             6,230

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY):
  Preferred stock, $.01 par value; 5,000 shares authorized and unissued Common stock and additional paid in capital, $.01 par value; 45,000 shares
    authorized, 24,884 and 24,768 shares issued and outstanding in 1999 and 1998          24,738            24,158
  Stock subscriptions receivable                                                          (1,624)           (1,644)
  Retained earnings (deficit)                                                            (65,729)          (80,610)
                                                                                       ---------         ---------
        Total stockholders' equity (deficiency)                                          (42,615)          (58,096)
                                                                                       ---------         ---------
TOTAL                                                                                  $ 520,969         $ 404,925
                                                                                       ---------         ---------
                                                                                       ---------         ---------

See notes to unaudited consolidated financial statements.

                              ACCURIDE CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                    THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                         JUNE 30                          JUNE 30
                                                                --------------------------       --------------------------
                                                                   1999            1998             1999           1998
NET SALES                                                       $ 136,052       $  97,675        $ 247,585     $ 191,583
COST OF GOODS SOLD                                                104,826          74,447          190,267       148,199
                                                                ---------       ---------        ---------     ---------
GROSS PROFIT                                                       31,226          23,228           57,318        43,384

OPERATING:
  Selling, general and administrative                               7,695           5,799           14,174        11,153
  Start-up costs                                                        -           1,665                -         2,811
  Management retention bonuses                                          -             870                -         1,680
  Recapitalization professional fees                                    -               -                -         2,240
                                                                ---------       ---------        ---------     ---------
INCOME FROM OPERATIONS                                             23,531          14,894           43,144        25,500

OTHER INCOME (EXPENSE):
  Interest income                                                     165             203              230           343
  Interest (expense)                                              (10,005)         (8,672)         (18,961)      (15,375)
  Equity in earnings (losses) of affiliates                            11           2,155            2,326          (545)
  Other (expense), net                                               (556)            180             (924)         (421)
                                                                ---------       ---------        ---------     ---------

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST                   13,146           8,760           25,815         9,502

INCOME TAX PROVISION                                                5,522           3,482           10,843         3,829
MINORITY INTEREST                                                      67             481               91           395
                                                                ---------       ---------        ---------     ---------
NET INCOME                                                      $   7,557       $   4,797        $  14,881       $ 5,278
                                                                ---------       ---------        ---------     ---------
                                                                ---------       ---------        ---------     ---------


See notes to unaudited consolidated financial statements.

                              ACCURIDE CORPORATION

        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                            (DOLLARS IN THOUSANDS)

                                                                COMMON
                                                               STOCK AND
                                                               ADDITIONAL         STOCK           RETAINED
                                                                PAID IN       SUBSCRIPTIONS       EARNINGS
                                                                CAPITAL         RECEIVABLE       (DEFICIT)         TOTAL
                                                               -----------------------------------------------------------
BALANCE AT DECEMBER 31, 1998                                    $ 24,158       $ (1,644)        $ (80,610)      $ (58,096)
Net income (Unaudited)                                                                             14,881          14,881
Issuance of shares (Unaudited)                                       580           (580)                               -
Proceeds from stock subscriptions receviable (Unaudited)               -            600                 -             600
                                                                --------       --------         ---------       ---------
BALANCE AT June 30, 1999 (Unaudited)                            $ 24,738       $ (1,624)        $ (65,729)      $ (42,615)
                                                                --------       --------         ---------       ---------
                                                                --------       --------         ---------       ---------


See notes to unaudited consolidated financial statements.

                               ACCURIDE CORPORATION
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (DOLLARS IN THOUSANDS)

                                                                                           SIX MONTHS ENDED
                                                                                               JUNE 30
                                                                                   ------------------------------
                                                                                      1999                1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                       $  14,881           $   5,278
  Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
      Depreciation                                                                    11,120               9,947
      Amortization                                                                     3,016               2,217
      Bonuses payable by a principal stockholder                                           -               1,680
      Deferred income taxes                                                            6,284                (901)
      Equity in (earnings) losses of affiliates                                       (2,326)                545
      Minority interest                                                                   91                 395
    Changesin certain assets and liabilities (Net of effects from Purchase of
           AKW L.P.):
      Receivables                                                                       (766)            (10,184)
      Inventories and supplies                                                          (937)             (1,681)
      Prepaid expenses and other assets                                                 (997)             (3,028)
      Accounts payable                                                                 8,576               3,966
      Accrued and other liabilities                                                       37               7,736
                                                                                   ---------           ---------
            Net cash provided by operating activities                                 38,979              15,970

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                                         (21,364)            (21,675)
  Capitalized interest                                                                     -                (146)
  Payment for purchase of AKW L.P.                                                   (70,591)
  Net cash distribution from AKW L.P.                                                    265                 407
  Other                                                                                  (18)                  -
                                                                                   ---------           ---------
            Net cash used in investing activities                                    (91,708)            (21,414)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of short term notes payable                                   4,589               3,000
  Principal payments on short-term notes payable                                                          (1,340)
  Net increase(decrease) in revolving line of credit                                 (32,638)             27,750
  Proceeds from issuance of long-term debt                                           100,000             333,918
  Deferred financing costs                                                              (692)            (13,898)
  Issuance of shares                                                                       -             108,000
  Proceeds from stock subscriptions receivable                                           600               1,009
  Redemption of shares                                                                     -            (454,315)
                                                                                   ---------           ---------
            Net cash provided by financing activities                                 71,859               4,124

Increase(decrease) in cash and cash equivalents                                       19,130              (1,320)
Cash and cash equivalents, beginning of period                                         3,471               7,418
                                                                                   ---------           ---------
Cash and cash equivalents, end of period                                           $  22,601           $   6,098
                                                                                   ---------           ---------
                                                                                   ---------           ---------

See notes to unaudited consolidated financial statements.

ACCURIDE CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
AS OF JUNE 30, 1999 AND FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
-------------------------------------------------------------------------------

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

The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Note 2- AKW ACQUISITION - On April 1, 1999, the Company acquired Kaiser's 50% interest in AKW, pursuant to the terms of a Purchase Agreement by and among the Company, Kaiser and Accuride Ventures, Inc., a wholly owned subsidiary of Accuride. In connection with the acquisition, AKW and Kaiser amended and restated an existing lease agreement pursuant to which AKW leases certain property from Kaiser. AKW was formed in 1997 as a 50-50 joint venture between Kaiser and Accuride to design, manufacture, and sell heavy-duty aluminum wheels. The acquisition gives the Company, through its wholly owned subsidiary, 100% control of AKW. Total consideration paid to Kaiser for the 50% interest was approximately $70 million.

The acquisition has been accounted for by the purchase method of accounting. Under purchase accounting, the total purchase price has been allocated to the tangible and intangible assets and liabilities of AKW based upon their respective fair values as of the date of the acquisition based upon valuations and other studies. A preliminary allocation of the purchase price has been made to major categories of assets and liabilities based on available information. The actual allocation of purchase price and the resulting effect on income from operations may differ significantly from the amounts recorded by the Company. Goodwill recorded by the Company in connection with the acquisition is being amortized on the straight-line method over 40 years.

The following unaudited pro forma financial data illustrates the estimated effects as if the acquisition had been completed as of the beginning of the periods presented, after including the impact of certain adjustments, such as goodwill amortization, depreciation, interest expense, the elimination of equity in earnings of affiliates arising from the Company's 50% interest in AKW owned prior to the acquisition, and the related income tax effects.

                                                 JUNE 30,
                                       -----------------------------
                                         1999                1998
                                         ----                ----
Net Sales                              $ 271,531           $ 233,688
Net Income                             $  15,182           $   3,336


Excluding the $6,800 AKW Product Recall, the unaudited pro forma net income for the six months ended June 30, 1998 would have been $7,008. The pro forma results are not necessarily indicative of the actual results if the transactions had been in effect for the entire period presented. In addition, they are not intended to be a projection of future results and do not reflect, among other things, any synergies that might have been achieved from combined operations.

Note 3 - INVENTORIES - Inventories were as follows:

                                        JUNE 30,      DECEMBER 31,
                                          1999            1998
                                       ----------     ------------
Raw materials                          $  7,982         $  8,920
Work in process                           8,834            7,757
Finished manufactured goods              26,800           20,060
LIFO adjustment                           2,177            1,122
Other                                    (1,231)            (879)
                                       --------         --------
            Inventories, net           $ 44,562         $ 36,980
                                       --------         --------
                                       --------         --------

Note 4 - LABOR RELATIONS -The Company's prior contract with the UAW covering employees at the Henderson Facility expired in February 1998 and the Company was not able to negotiate a mutually acceptable agreement with the UAW. Therefore, a strike occurred at the Henderson Facility on February 20, 1998. On March 31, 1998, the Company began an indefinite lock-out. The members of the UAW have rejected all of the Company's offers for a new contract. The Company is continuing to operate with its salaried employees and contractors. Currently, there is, and the Company believes that there will be, no supply disruption to the Company's customer base; however, there can be no assurance to that effect.

Note 5 - SUPPLEMENTAL CASH FLOW DISCLOSURE - During the six months ended June 30, 1999 and 1998, the Company paid $16,331 and $4,566 for interest and $4,205 and $6,312 for income taxes, respectively. Non-cash transactions resulting from the issuance of common stock and the related stock subscriptions receivable of $1,539 and $2,511 occurred during the six months ended June 30, 1999 and 1998, respectively. Effective January 21, 1998 the Company entered into a stock subscription and redemption agreement (the "Redemption") with Phelps Dodge Corporation and Hubcap Acquisition L.L.C. ("Hubcap Acquisition"), wherein Hubcab Acquisition acquired 90% of the common shares of the Company. Non-cash transactions that resulted from the Redemption in 1998 included the increase in stockholders' equity and the net deferred tax asset in the amount of $18,480 from the increase in the tax basis of assets.

Note 6 - NEW ACCOUNTING PRONOUNCEMENT - Statement of Financial Standards No. 133 ("SFAS 133"), "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES," was issued in June 1998 and was amended by Statement of Financial Standards No. 137 ("SFAS 137"), "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES-DEFERRAL OF THE EFFECTIVE DATE OF SFAS 133." SFAS 133, as amended by SFAS 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a fair value hedge, a cash flow hedge, or a hedge of a foreign currency exposure. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. Management has not yet fully evaluated the effect of the new standard on the financial statements.

Note 7 - FOREIGN CURRENCY - As of January 1, 1999, the Mexican economy was determined not to be highly inflationary. Accordingly, management has reviewed the primary economic environment in which Accuride de Mexico, S.A. de C.V. ("AdM") operates and determined AdM's functional currency to be the U.S. dollar.

Note 8- SEGMENT REPORTING - The Company operates in one business segment - the design, manufacture and distribution of wheels and rims for trucks, trailers, and other vehicles.

GEOGRAPHIC SEGMENTS - The Company has foreign operations in the United States, Canada, and Mexico, for the three and six months ended June 30, 1999 and 1998, respectively, which are summarized below. Sales between geographic areas are made at negotiated selling prices.

                                                  United
THREE MONTHS ENDED JUNE 30, 1999                  States        Canada        Mexico       Eliminations     Combined
Net Sales:
  Sales to unaffiliated customers-Domestic       $ 123,061     $   4,319     $   5,806       $       -      $ 133,186
  Sales to unaffiliated customers-Export               811             -         2,055               -          2,866
  Sales among geographic segments                    9,180        35,546         2,505         (47,231)             -
                                                 --------------------------------------------------------------------
    Total                                        $ 133,052     $  39,865     $  10,366       $ (47,231)     $ 136,052
                                                 --------------------------------------------------------------------
                                                 --------------------------------------------------------------------
Income from operations:                          $  20,102     $   2,399     $   1,030       $       -      $  23,531

THREE MONTHS ENDED JUNE 30, 1998
Net Sales:
  Sales to unaffiliated customers-Domestic       $  83,096     $   4,434     $   7,964       $       -      $  95,494
  Sales to unaffiliated customers-Export               593             -         1,588                          2,181
  Sales among geographic segments                    2,033        35,682           443         (38,158)             -
                                                 --------------------------------------------------------------------
    Total                                        $  85,722     $  40,116     $   9,995       $ (38,158)     $  97,675
                                                 --------------------------------------------------------------------
                                                 --------------------------------------------------------------------
Income from operations:                          $   9,531     $   4,080     $   1,283       $       -      $  14,894

SIX MONTHS ENDED JUNE 30, 1999
Net Sales:
  Sales to unaffiliated customers-Domestic       $ 224,184     $   8,219     $  10,325       $       -      $ 242,728
  Sales to unaffiliated customers-Export             1,201            30         3,626               -          4,857
  Sales among geographic segments                   17,342        71,145         5,011         (93,498)             -
                                                 --------------------------------------------------------------------
    Total                                        $ 242,727     $  79,394     $  18,962       $ (93,498)     $ 247,585
                                                 --------------------------------------------------------------------
                                                 --------------------------------------------------------------------
Income from operations:                          $  36,378     $   4,640     $   2,126       $       -      $  43,144

Assets:
  Identifiable assets                            $ 366,622     $ 112,845     $  52,776       $ (14,037)     $ 518,206
  Investments in affiliates                          2,763             -             -                          2,763
                                                 --------------------------------------------------------------------
    Total                                        $ 369,385     $ 112,845     $  52,776       $ (14,037)     $ 520,969
                                                 --------------------------------------------------------------------
                                                 --------------------------------------------------------------------
SIX MONTHS ENDED JUNE 30, 1998
Net Sales:
  Sales to unaffiliated customers-Domestic       $ 156,073     $  16,341     $  14,583       $       -      $ 186,997
  Sales to unaffiliated customers-Export             1,009           175         3,402               -          4,586
  Sales among geographic segments                    4,324        65,740           944         (71,008)             -
                                                 --------------------------------------------------------------------
    Total                                        $ 161,406     $  82,256     $  18,929       $ (71,008)     $ 191,583
                                                 --------------------------------------------------------------------
                                                 --------------------------------------------------------------------
Income from operations:                          $  15,124     $   8,558     $   1,818       $       -      $  25,500
Assets:
  Identifiable assets                            $ 239,503     $ 111,895     $  35,723       $ (14,037)     $ 373,084
  Investments in affiliates                         23,813                                                     23,813
                                                 --------------------------------------------------------------------
    Total                                        $ 263,316     $ 111,895     $  35,723       $ (14,037)     $ 396,897
                                                 --------------------------------------------------------------------
                                                 --------------------------------------------------------------------


Sales to three customers exceeded 10% of total net sales for the three months and six months ended June 30, as follows:

Three months ended June 30,
                                          1999       % of         1998        % of
                                         Amount      Sales       Amount       Sales
Customer one                           $ 23,045      16.9 %     $ 16,771      17.2 %
Customer two                             23,780      17.5 %       10,494      10.7 %
Customer three                           18,432      13.5 %       12,561      12.9 %
                                       --------      ------     --------      ------
                                       $ 65,257      47.9 %     $ 39,826      40.8 %
                                       --------      ------     --------      ------
                                       --------      ------     --------      ------

Six months ended June 30,
Customer one                           $ 50,839      20.5 %     $ 29,087      15.2 %
Customer two                             36,706      14.8 %       18,830       9.8 %
Customer three                           30,142      12.2 %       24,731      12.9 %
                                       --------      ------     --------      ------
                                       $117,687      47.5 %     $ 72,648      37.9 %
                                       --------      ------     --------      ------
                                       --------      ------     --------      ------


Each geographic segment made sales to all three major customers in the three and six months ended June 30, 1999 and 1998.

Note 9 - SUBSEQUENT EVENTS - On July 16, 1999, the Company acquired from Industria Automotriz S.A. de C.V. ("IaSa") the remaining 49% minority interest of AdM, pursuant to the terms of a Purchase Agreement by and among the Company and the other parties listed thereto. The purchase price of the acquisition was $7,300.

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

AKW ACQUISITION

On April 1, 1999, the Company acquired Kaiser Aluminum & Chemical Corporation's ("Kaiser") 50% interest in AKW L.P., a Delaware limited partnership ("AKW"), pursuant to the terms of a Purchase Agreement by and among the Company, Kaiser and Accuride Ventures, Inc., a wholly owned subsidiary of Accuride. In connection with the acquisition, AKW and Kaiser amended and restated an existing lease agreement pursuant to which AKW leases certain property from Kaiser. AKW was formed in 1997 as a 50-50 joint venture between Accuride and Kaiser to design, manufacture, and sell heavy-duty aluminum wheels. The acquisition gives the Company 100% ownership of AKW. Total consideration paid to Kaiser for the 50% interest was approximately $70 million. The Company initially financed the acquisition through the Company's $140 million senior secured revolving credit facility, which was subsequently replaced by permanent financing through the Amended and Restated Credit Facility described below in "Capital Resources and Liquidity." The acquisition has been accounted for by the purchase method of accounting. Goodwill recorded by the Company in connection with the acquisition is being amortized on the straight-line method over 40 years.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1998.

NET SALES. Net sales increased by $38.4 million, or 39.3%, for the three months ended June 30, 1999 to $136.1 million, compared to $97.7 million for the three months ended June 30, 1998. The increase in net sales is primarily due to (i) including total sales from AKW with consolidated sales effective April 1, 1999, the date of the acquisition, (ii) new products sold at the Columbia, Tennessee facility and (iii) an increase in industry volumes. Sales from AKW for the second quarter 1999 were $24.5 million compared to $0 for the second quarter 1998 as AKW was previously accounted for on the equity method as "equity in earnings of affiliates" and was not consolidated prior to the acquisition. Sales of products from the new Columbia, Tennessee facility, which started operations in the third quarter of 1998, were $6.4 million during the second quarter of 1999. Excluding the $24.5 million in sales at AKW and $6.4 million sales from the Columbia, Tennessee facility, net sales would have increased by $7.5 million, or 7.7%, for the three months ended June 30, 1999 to $105.2 million, compared to $97.7 million for the three months ended June 30, 1998.

GROSS PROFIT. Gross profit increased by $8.0 million, or 34.5% to $31.2 million for the three months ended June 30, 1999 from $23.2 million for the three months ended June 30, 1998. The $8.0 million increase in gross profit was primarily due to $6.3 million gross profit at AKW, which has been accounted for on a consolidated basis effective with the acquisition on April 1, 1999, and an increase in gross profit at the Henderson, Kentucky facility as a result of increased volumes and reducing the costs associated with the labor strike. Partially offsetting this increase were lower gross profits at AdM and the Columbia, Tennessee facility. Gross profit as a percentage of net sales decreased to 23.0% for the three months ended June 30, 1999 from 23.8% for the three months ended June 30, 1998. The decrease in gross profit as a percentage of sales is due to lower margins at AdM and the Columbia, Tennessee facility. Excluding the sales and gross profit from AKW of $6.3 million and the gross loss at the Columbia facility of $0.4 million, gross profit would have increased by $2.1 million, or 9.1% to $25.3 million for the three months ended June 30, 1999 from $23.2 million for the three months ended June 30, 1998.

OPERATING EXPENSES. Operating expenses decreased by $0.6 million, or 7.2%, to $7.7 million for the three months ended June 30, 1999 from $8.3 million for the three months ended June 30, 1998. This decrease was primarily due to one time operating expenses incurred during the second quarter of 1998 for start-up costs of $1.7 million relating to the new Columbia, Tennessee facility, and the management retention bonuses of $0.9 million paid by Phelps Dodge Corporation, a previous principal stockholder ("Phelps Dodge") in conjunction with the Company's recapitalization. Excluding the expenses recorded for the three months ended June 30, 1998 start-up costs and management retention bonuses, operating expenses increased by $1.9 million to $7.7 million for the three months ended June 30, 1999 from $5.8 million for the three months ended June 30, 1998. As a percentage of net sales, operating expenses, excluding the expenses for start-up costs and management retention bonuses, for the three months ended June 30, 1999 were 5.7% as compared to 5.9% for the three months ended June 30, 1998.

OTHER INCOME (EXPENSE). Interest expense increased to $10.0 million for the three months ended June 30, 1999 compared to $8.7 million for the three months ended June 30, 1998, due primarily to the debt incurred for the acquisition of Kaiser's 50% share of AKW on April 1, 1999. Equity in earnings (losses) of affiliates decreased by $2.2 million for the three months ended June 30, 1999 from $2.2 million for the three months ended June 30, 1998. The decrease was due to ownership change of AKW, from 50% to 100% and the resultant change in accounting to begin consolidating the results of AKW effective April 1, 1999.

ADJUSTED EBITDA. Adjusted EBITDA increased by $5.7 million, or 22.7%, to $30.8 million for the three months ended June 30, 1999 from $25.1 million for the three months ended June 30, 1998 due to higher steel product sales volume and the inclusion of 100% of AKW earnings. In determining Adjusted EBITDA for the three months ended June 30, 1999, income from operations has been adjusted by (i) depreciation and amortization (except for amortization of deferred financing costs) and (ii) equity in earnings of affiliates. In determining Adjusted EBITDA for the three months ended June 30, 1998, income from operations has been adjusted by (i) depreciation and amortization (except for amortization of deferred financing costs), (ii) equity in earnings (losses) of affiliates, (iii) $0.9 million of management retention bonuses paid by Phelps Dodge, and (iv) an estimated cost of $0.5 million incurred in connection with the labor strike at the Company's facility in Henderson, Kentucky.

NET INCOME. Net income increased by $2.8 million to $7.6 million for the three months ended June 30, 1999 from $4.8 million for the three months ended June 30, 1998 due to higher pretax earnings, as described above.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998.

NET SALES. Net sales increased by $56.0 million, or 29.2%, for the six months ended June 30, 1999 to $247.6 million, compared to $191.6 million for the six months ended June 30, 1998. The increase in net sales is primarily due to increased industry volume, including $24.5 million of aluminum sales from AKW since April 1, 1999 (previously accounted for under the equity method prior to the acquisition date) and $18.8 million of new products sales from the new Columbia, Tennessee facility which started operations in the third quarter of 1998. Excluding $24.5 million of AKW sales and the Columbia, Tennessee facility sales of $18.8 million, net sales would have increased $12.7 million or 6.6% to $204.3 million for the six months ended June 30, 1999 from $191.6 for the six months ended June 30, 1998.

GROSS PROFIT. Gross profit increased by $13.9 million, or 32.0% to $57.3 million for the six months ended June 30, 1999 from $43.4 million for the six months ended June 30, 1998. The gross profit increase was due to an overall increase in industry sales volume and due to including $6.3 million of gross profit from AKW, which has been accounted for on a consolidated basis effective with the acquisition on April 1, 1999. Gross profit as a percentage of net sales increased to 23.2% for the six months ended June 30, 1999 from 22.6% for the six months ended June 30, 1998. The increase in gross profit as a percentage of sales is due to an overall increase in volume and improved margins at the Henderson, Kentucky facility. The improvements at Henderson, Kentucky were achieved by effectively controlling the costs associated with the labor strike. Increased industry volumes also favorably impacted gross profit. Excluding gross profit from AKW of $6.3 million and the gross loss at the Columbia facility of $0.2 million, gross profit would have increased by $7.8 million, or 18.0% to $51.2 million for the six months ended June 30, 1999 from $43.4 million for the six months ended June 30, 1998.

OPERATING EXPENSES. Operating expenses decreased by $3.7 million, or 20.7%, to $14.2 million for the six months ended June 30, 1999 from $17.9 million for the six months ended June 30, 1998. This decrease was primarily due to one time operating expenses incurred in the first six months of 1998 for professional fees of $2.2 million related to the Company's recapitalization, for start-up costs of $2.8 million relating to the Columbia, Tennessee facility, and the management retention bonuses of $1.7 million paid by Phelps Dodge in conjunction with the Company's recapitalization. Excluding the expenses recorded for the six months ended June 30, 1998 for professional fees, start-up costs, and management retention bonuses, operating expenses increased by $3.0 million to $14.2 million for the six months ended June 30, 1999 from $11.2 million for the six months ended June 30, 1998. As a percentage of net sales, operating expenses, excluding the expenses for professional fees, start-up costs, and management retention bonuses, for the six months ended June 30, 1999 were 5.7% as compared to 5.8% for the six months ended June 30, 1998.

OTHER INCOME (EXPENSE). Interest expense increased to $19.0 million for the six months ended June 30, 1999 compared to $15.4 million for the six months ended June 30, 1998, due to the debt incurred in the recapitalization of the Company on January 21, 1998, being outstanding for the first six months of 1999 compared to an outstanding amount from January 21, 1998 to June 30, 1998. Interest expense also increased due to the debt incurred for the acquisition of Kaiser's 50% share of AKW on April 1, 1999. Equity in earnings (losses) of affiliates increased by approximately $2.8 million to $2.3 million for the six months ended June 30, 1999 from a loss of $0.5 million for the six months ended June 30, 1998. The increase was due to the increased equity earnings from the AKW joint venture which contributed $2.3 million of earnings in the first half of 1999 as compared to a loss of $0.5 million in the first half of 1998 which was due to the $3.4 million effect of a product recall campaign implemented at AKW in the first quarter of 1998. Beginning April 1, 1999, when the Company acquired the remaining 50% ownership of AKW, earnings from AKW were reported on a consolidated basis and were not recorded as equity earnings.

ADJUSTED EBITDA. Adjusted EBITDA increased by $11.2 million, or 23.6%, to $58.6 million for the six months ended June 30, 1999 from $47.4 million for the six months ended June 30, 1998. The Adjusted EBITDA increase was due to higher steel product sales volume and the addition of all AKW income on a consolidated basis as of April 1, 1999. In determining Adjusted EBITDA for the six months ended June 30, 1999, income from operations has been adjusted by (i) depreciation and amortization (except for amortization of deferred financing costs) and (ii) equity in earnings of affiliates. In determining Adjusted EBITDA for the six months ended June 30, 1998, income from operations has been adjusted by (i) depreciation and amortization (except for amortization of deferred financing costs), (ii) equity in earnings (losses) of affiliates, (iii) $2.2 million of professional fees related to the Company's recapitalization, (iv) $3.4 million relating to the AKW product recall, (v) $1.7 million of management retention bonuses paid by Phelps Dodge, and (vi) $3.0 million incurred in connection with the labor strike at the Company's facility in Henderson, Kentucky.

NET INCOME. Net income increased by $9.6 million to $14.9 million for the six months ended June 30, 1999 from $5.3 million for the six months ended June 30, 1998 due primarily to higher pretax earnings, as described above.

CHANGES IN FINANCIAL CONDITION

At June 30, 1999, the Company's total assets amounted to $521.0 million, as compared to $404.9 million at December 31, 1998. The $116.1 million or 28.7% increase in total assets during the six months ended June 30, 1999 was primarily the result of a $19.1 million increase in cash, an increase in net property, plant and equipment of $40.3 million, a $17.6 million increase in customer receivables, a $4.2 million increase in other receivables, a $7.6 million increase in net inventories, a $0.7 million increase in supplies, a $0.7 million increase in prepaid expenses, a $0.9 million increase in other assets and a $51.8 million increase in net goodwill, offset by a decrease of $23.1 in investment of affiliates, a decrease of $3.3 million in deferred income taxes and a $0.4 million decrease in income taxes receivable. The increase in net property, plant and equipment is primarily due to $30.0 million worth of equipment acquired at AKW on April 1, 1999 and a $9.0 million investment in AdM's new facility. The increase in customer receivables resulted from increased sales volume from U.S. customers and the acquisition of aluminum wheel receivables from AKW. The other receivables increase was primarily due to inclusion of AKW's other receivables, an increase in a receivable from IaSa and an increase in an unrealized gain associated with the foreign currency forward contracts entered into by the Company. The increase in net inventories is primarily due to the addition of AKW's aluminum inventory. The $51.8 million increase in net goodwill is attributable to the purchase of AKW, as is the decrease in investment of affiliates.

At June 30, 1999, the Company's total liabilities amounted to $557.3 million, as compared to $456.8 million at December 31, 1998. The $100.5 million or 22.0% increase in total liabilities was primarily due to a $67.5 million increase in long-term debt, a $14.6 million increase in accounts payable, a $3.6 million increase in short term notes payable at AdM, a $1.7 million increase in accrued interest, a $3.6 million increase in accrued and other current liabilities, a $5.0 million increase in other non-current liabilities and an increase in deferred income taxes of $3.2 million. The $67.5 million increase in long-term debt was due to a $100.0 million increase in the Company's term loan through the Amended and Restated Credit Facility described below in "Capital Resources and Liquidity," partially offset by a $32.5 million repayment of the Revolver. The increase in accounts payable was due to increased production volumes and acquiring $9.2 million of AKW's payables. The increase in accrued interest payable resulted from the additional debt acquired. The increase in other non-current liabilities was mostly due to acquiring approximately $3.8 million of AKW's pension liabilities.

CAPITAL RESOURCES AND LIQUIDITY

The Company's primary sources of liquidity are cash flow from operations and borrowings under the Revolver. The Company's primary uses of cash are funding working capital, capital expenditures under the Company's expansion plans and debt service.

As of June 30, 1999, the Company had cash and short-term investments of $22.6 million compared to $3.5 million at the beginning of the year. The Company's operating activities provided $39.0 million and the financing activities provided $71.9 million which was used to fund the Company's investing activities of $91.7 million and to increase its cash and short-term investments $19.1 million in order to fund the purchase of AKW.

Investing activities during the six months ended June 30, 1999 were $91.7 million compared to $21.4 million for the six months ended June 30, 1998.

Cash flow from financing activities during the six months ended June 30, 1999 were $71.9 million compared to $4.1 million for the six months ended June 30, 1998.

The Company incurred capital expenditures in 1998 (excluding capital expenditures by AdM) of $29.9 million. The Company expects its capital expenditures (excluding capital expenditures by AdM) to decrease to approximately $20.0 million in 1999. It is anticipated that these expenditures will fund (i) approximately $4.1 million of technology advancement projects; (ii) investments in productivity improvements in 1999 to the Company's steel wheel business of approximately $7.1 million and (iii) maintenance of business expenditures of approximately $8.8 million. Future investments in productivity improvements are expected to be focused on additional automation, shop floor and engineering systems and improved coating capabilities.

The Company anticipates that AdM will require additional capital expenditures of approximately $3.5 million for the remainder of 1999 to finalize construction and equip the Monterrey, Mexico facility. The Monterrey, Mexico facility is expected to be operational in late-1999 at an approximate cost for land and building of $9.2 million. Total project cost through 1999 is expected to be approximately $29.4 million, of which approximately $25.9 million was spent as of June 30, 1999. The Company finalized a $32.5 million credit facility for AdM on July 9, 1998. This is comprised of a term loan of $25.0 million and a working capital facility of $7.5 million. As of June 30, 1999 the $32.5 million credit facility was fully drawn.

AMENDED AND RESTATED CREDIT FACILITY. On April 16, 1999 the Company entered into an amended and restated credit facility (the "Amended Credit Facility") with a syndicate of banks and other financial institutions (the "Lenders") led by Citicorp USA, Inc., as administrative agent (the "administrative agent"), Salomon Smith Barney, Inc., as arranger, Bankers Trust Company, as syndication agent, and Wells Fargo Bank N.A. as documentation agent. The Amended Credit Facility provides for an additional $100.0 million term loan ("Tranche C") to be added to the previous term loans of (i) $60.0 million that matures on January 21, 2005 ("Tranche A") and (ii) $75.0 million that matures on January 21, 2006 ("Tranche B"). The Company's Canadian subsidiary is the borrower under Tranche A, and the Company has guaranteed the repayment of such borrowing under Tranche A and all other obligations of such Canadian subsidiary under the Amended Credit Facility. The Company also has a $140.0 million revolver, which declines to $100.0 million on January 21, 2003 and matures on January 21, 2004. As of June 30, 1999, no amounts were outstanding under the Revolver. The Tranche A and B term loans provide for 1% annual amortization prior to maturity and the Tranche C term loan provides for 1% annual amortization through January 21, 2005, with the final two years each providing for 47% amortization. The loans are secured by, among other things, the shares of stock, partnership interests and limited liability company ownership interests of the Company's subsidiaries.

DESCRIPTION OF THE NOTES. In January 1998 the Company issued $200 million of notes (the "Notes") pursuant to an indenture (the "Indenture") between the Company and U.S. Trust Company, N. A., as trustee (the "Trustee"). The Indenture is limited in aggregate principal amount to $300.0 million, of which $200.0 million were issued as Private Notes and subsequently exchanged for Exchange Notes, which exchange has been registered under the Securities Act of 1933, as amended. Additional notes may be issued in one or more series from time to time, subject to the limitations set forth under the Indenture. The Indenture provides certain restrictions on the payment of dividends by the Company. The Indenture is subject to and governed by the Trust Indenture Act of 1939, as amended. The Notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future Senior Indebtedness (as defined in the Indenture) of the Company. The Notes mature on February 1, 2008. Interest on the Notes accrues at the rate of 9.25% per annum and is due and payable semi-annually in arrears on February 1 and August 1, commencing on August 1, 1998, to holders of record of the Notes on the immediately preceding January 15 and July 15.

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

Additionally, the Company has implemented a plan to manage the potential risk posed by the impact of the Year 2000 issue on its major customers and suppliers. Formal communications are continuing and the assessment is moving forward on schedule.

CURRENT STATUS. The project team estimates that the Company's Year 2000 readiness project is approximately 95% complete. The following table provides a summary of the current status of the seven phases involved and a projected timetable for completion.

PROJECT PHASE             % COMPLETED         COMPLETION                COMMENTS
Awareness                      100%            Completed
Identification                 100%            Completed
Impact Analysis                100%            Completed
Risk Evaluation                100%            Completed
Remediation                     95%        Oct. 31, 1999     All critical systems are completed.
Testing                         90%       Sept. 30, 1999     Involves ongoing testing of critical systems.
Contingency Plan                90%        Aug. 31, 1999

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

SUBSEQUENT EVENTS

On July 16, 1999, the Company acquired Industria Automotriz S.A. de C.V.'s ("IaSa") pursuant to the terms of a Purchase Agreement by and among the Company and the other parties listed thereto. The acquisition gives Accuride 100 % ownership of AdM. The purchase price of the acquisition was $7.3 million.

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

- the Company's ability to service its indebtedness is dependent upon operating cash flow of its subsidiaries;

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

- Company's competitors could reduce the market share of the Company's product;

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company, in the normal course of doing business, is exposed to the risks associated with changes in foreign exchange rates, interest rates and raw material prices. The Company selectively uses derivative financial instruments to manage these risks. The Company uses foreign exchange contracts to hedge foreign currency commitments. Specifically, these foreign exchange contracts offset foreign currency denominated purchase commitments to suppliers, accounts receivable from and future committed sales to customers, and operating expenses. Management believes the use of foreign currency financial instruments reduces the risks that arise from doing business in international markets. At June 30, 1999, the Company had open foreign exchange forward contracts and options with a notional amount of $119.8 million. Foreign exchange forward contract maturities were from one to eleven months, and option contract maturites were from eight to seventeen months.

The Company's hedging activities provide only limited protection against currency risks. Factors that could impact the effectiveness of the Company's hedging programs include accuracy of sales estimates, volatility of currency markets and the cost and availability of hedging instruments. The counterparties to the foreign exchange contracts are financial institutions with investment grade credit ratings. The Company monitors its foreign currency cash flow transactions and executes contracts to hedge its foreign exchange exposures. The use of forward contracts and options protects the Company's cash flows against unfavorable movements in exchange rates, to the extent of the amount under contract. A 10% adverse change in currency exchange rates for the Company's foreign currency derivatives held at June 30, 1999, would have an impact of approximately $10.0 million on the fair value of such instruments. This quantification of exposure to the market risk associated with foreign exchange financial instruments does not take into account the offsetting impact of changes in the fair value of the Company's foreign denominated assets, liabilities and firm commitments.

The Company uses long-term debt as a primary source of capital in its business. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for its long-term fixed-rate debt and other types of long-term debt at June 30, 1999:

(Dollars in
thousands)              1999      2000       2001        2002        2003      Thereafter      Total       Fair Value
                        ----      ----       ----        ----        ----      ----------      -----       ----------
Long-Term Debt:
Fixed                                                                            $200,000     $200,000      $197,500
Avg. Rate                                                                           9.25%        9.25%
Variable                  $0     $2,350     $11,725     $14,850     $5,475       $224,250     $258,650      $258,650
Avg. Rate                         7.32%       8.31%       8.36%      8.03%          7.32%        7.44%


The Company has used an interest rate swap to alter interest rate exposures between fixed and floating rates on a portion of the Company's long-term debt. As of June 30, 1999, $100.0 million notional amount of interest rate swap was outstanding. On average during the six month period ended June 30, 1999, the Company paid 5.75% as a fixed rate and received 5.0083% on the interest rate swap. Under the terms of the interest rate swap, the Company agrees with the counterparty to exchange, at specified intervals, the difference between the fixed rate and floating rate interest amounts calculated by reference to the agreed notional principal amount. The interest rate swap matures in January, 2001. The Company also used an interest rate cap to set a ceiling on the maximum floating interest rate the Company would incur on a portion of the Company's long term debt. As of June 30, 1999, $35.0 million notional amount of interest rate cap was outstanding. Under the terms of the interest rate cap, the Company is entitled to receive from the counterparty on a quarterly basis the amount, if any, by which the three-month Eurodollar interest rate exceeds 7.5%. The interest rate cap matures in January, 2001. The Company is exposed to credit related losses in the event of nonperformance by the counterparties to the interest rate swap and interest rate cap, although no such losses are expected as the counterparties are financial institutions having an investment grade credit rating.

The Company relies upon the supply of certain raw materials in its production processes and has entered into firm purchase commitments for steel and aluminum. The exposures associated with these commitments are primarily managed through the terms of its supply and procurement contracts. Additionally, the Company uses commodity price swaps and options to hedge against changes in certain commodity prices. At June 30, 1999, the Company had open commodity price swaps and option contracts with a notional amount of $13.0 million. These commodity price swaps and option contracts had maturities from one to fifteen months. A 10% adverse change in commodity prices would have an impact of approximately $1.1 million on the fair value of these contracts. The Company is exposed to credit related losses in the event of nonperformance by the counterparties to the commodity price swaps and option contracts, although no such losses are expected as the counterparties are financial institutions having an investment grade credit rating.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company does not believe that there are any pending or threatened legal proceedings other than non-material legal proceedings incidental to the Company's business.


Item 2.  Changes in Securities

         During the thirteen weeks ended June 30, 1999, the Company issued 116 shares of the Company's common stock, par value $.01 per share ("Common Stock") to certain members of management for aggregate consideration in cash and secured promissory notes of approximately $580,000. During such period, the Company also issued options to purchase 221 shares of Common Stock to such members of management. The exercise price of such options was $5,000 per share. None of these securities were registered under the Securities Act of 1933, as amended.

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


Item 4.  Submissions of Matters to a Vote of Security Holders

         Not applicable.


Item 5.  Other Information

         Not applicable.


Item 6.  Exhibits and Reports on Form 8-K

Exhibit No   Description
----------   -----------
 10.1        Purchase Agreement date July 16, 1999 between the Company and
             IaSa regarding the purchase of 49% interest in AdM.

 10.2        Amended and Restated Completion Guarantee Agreement dated
             July 16, 1999 between the Company, AdM, and Citibank Mexico, S.A.,
             Grupo Financiero

             Citibank

 27.1        Financial Data Schedule

(b) Form 8-K
              The following 8-K reports were filed during the quarter ended June 30, 1999.

              Form 8-K filed April 12, 1999 regarding the acquisition of 50% interest of AKW, LP from Kaiser

              Form 8-K/A filed June 10, 1999 regarding the financial information related to the acquisition of 50% of AKW, LP from Kaiser.

                                    SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCURIDE CORPORATION


/s/  WILLIAM P. GREUBEL                                Dated: August 13, 1999
-------------------------------
William P. Greubel
President and Chief Executive Officer


/s/  JOHN R. MURPHY                                    Dated: August 13, 1999
-------------------------------
John R. Murphy
Vice President - Finance and Chief Financial Officer
Principal Accounting Officer