Form 10-Q
period 1999-09-30
ACCURIDE CORP
filed 1999-11-12
CIK 817979

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                    FORM 10-Q




[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 1999.

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from __________ to ___________.

                        Commission file number 333-50239
                                              -----------

                              ACCURIDE CORPORATION
                              --------------------
             (Exact name of registrant as specified in its charter)




Delaware                                    61-1109077
--------                                    ----------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

2315 Adams Lane
Henderson, KY                                42420
----------------                             -----
(Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code: (270) 826-5000

Indicate by check mark whether the registrant (1) has filed all reports required to filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

There were 24,884 common shares outstanding as of September 30, 1999.

                               ACCURIDE COPORATION

                                TABLE OF CONTENTS

PART 1. FINANCIAL INFORMATION                                                                PAGE
         Item 1. Financial Statements

                  Consolidated Balance Sheets as of September 30, 1999 (Unaudited) and           3
                  December 31, 1998

                  Consolidated Statements of Income for the Three and Nine Months                4
                  Ended September 30, 1999 and 1998 (Unaudited)

                  Consolidated Statement of Stockholders' Equity (Deficiency) for the            5
                  Nine Months Ended September 30, 1999 (Unaudited)

                  Consolidated Statements of Cash Flows for the Nine Months Ended                6
                  September 30, 1999 and 1998 (Unaudited)

                  Notes to Unaudited Consolidated Financial Statements                           7

         Item 2. Management's Discussion and Analysis of Financial Condition and                 12
                  Results of Operations

         Item 3. Quantitative and Qualitative Disclosures about Market Risk                      20

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                                               22



         Item 6.  Exhibits and Reports on Form 8-K                                               22

         Signatures                                                                              23

ITEM 1. FINANCIAL STATEMENTS

                              ACCURIDE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                      SEPTEMBER 30,        DECEMBER 31,
 ASSETS                                                                                   1999                1998
                                                                                       (UNAUDITED)
                                                                                      -------------        ------------
 CURRENT ASSETS:
   Cash and cash equivalents                                                           $     18,590        $      3,471
   Customer receivables, net of allowance for doubtful accounts of $533 and
     $1,008                                                                                  70,678              52,287
   Other receivables                                                                          6,671               8,372
   Inventories, net                                                                          49,529              36,980
   Supplies                                                                                   7,860               7,187
   Prepaid expenses                                                                             924                 139
   Income taxes receivable                                                                      243                 458
   Deferred income taxes                                                                      1,017                 611
                                                                                      -------------        ------------
             Total current assets                                                           155,512             109,505

 PROPERTY, PLANT AND EQUIPMENT, NET                                                         203,601             159,826

 OTHER ASSETS:
   Goodwill, net of accumulated amortization of $33,758 and $30,942                         135,204              83,317
   Investment in affiliates                                                                   2,807              25,855
   Deferred financing costs, net of accumulated amortization of $3,004 and
     $1,634                                                                                  11,931              12,609
   Deferred income taxes                                                                                          3,287
   Other                                                                                     11,989              10,526
                                                                                      -------------        ------------
 TOTAL                                                                                $     521,044        $    404,925
                                                                                      -------------        ------------
                                                                                      -------------        ------------

 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

 CURRENT LIABILITIES:
   Accounts payable                                                                   $      44,331        $     27,008
   Current portion of long-term debt                                                          2,350               1,350
   Short term notes payable                                                                   7,500               3,911
   Accrued payroll and compensation                                                           9,235               8,149
   Accrued interest payable                                                                   6,976               9,807
   Accrued and other liabilities                                                              9,424               6,606
                                                                                      -------------        ------------
             Total current liabilities                                                       79,816              56,831

 LONG-TERM DEBT, less current portion                                                       455,383             387,939

 DEFERRED INCOME TAXES                                                                        5,292

 OTHER LIABILITIES                                                                           17,022              12,021

 MINORITY INTEREST                                                                                                6,230

 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' EQUITY (DEFICIENCY):
   Preferred stock, $.01 par value; 5,000 shares authorized and unissued Common stock and additional paid in capital, $.01 par value; 45,000 shares
     authorized, 24,884 and 24,768 shares issued and outstanding in 1999 and 1998            24,738              24,158
   Stock subscriptions receivable                                                            (1,549)             (1,644)
   Retained earnings (deficit)                                                              (59,658)            (80,610)
                                                                                      -------------        ------------
         Total stockholders' equity (deficiency)                                            (36,469)            (58,096)
                                                                                      -------------        ------------
 TOTAL                                                                                $     521,044        $    404,925
                                                                                      -------------        ------------
                                                                                      -------------        ------------

 See notes to unaudited consolidated financial statements.

                              ACCURIDE CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                   SEPTEMBER 30               SEPTEMBER 30
                                                               -------------------        --------------------
                                                                 1999       1998            1999       1998
                                                               ---------  --------        ---------   --------
 NET SALES                                                     $ 129,422  $ 93,954        $ 377,007   $285,537
 COST OF GOODS SOLD                                              100,720    74,309          290,987    222,508
                                                               ---------  --------        ---------   --------

 GROSS PROFIT                                                     28,702    19,645           86,020     63,029

 OPERATING:
   Selling, general and administrative                             7,608     7,213           21,782     18,366
   Start-up costs                                                      -       449                -      3,260
   Management retention bonuses                                        -       247                -      1,927
   Recapitalization professional fees                                  -         -                -      2,240
                                                               ---------  --------        ---------   --------

 INCOME FROM OPERATIONS                                           21,094    11,736           64,238     37,236
 OTHER INCOME (EXPENSE):
   Interest income                                                   174       113              404        327
   Interest (expense)                                            (10,152)   (8,911)         (29,113)   (24,286)
   Equity in earnings of affiliates                                   32     2,362            2,358      1,817
   Other (expense), net                                             (681)   (2,005)          (1,605)    (2,297)
                                                               ---------  --------        ---------   --------

 INCOME BEFORE INCOME TAXES AND MINORITY INTEREST               $ 10,467   $ 3,295        $  36,282   $ 12,797
 INCOME TAX PROVISION                                              4,396     2,063           15,239      5,892
 MINORITY INTEREST                                                     -       127               91        522
                                                               ---------  --------        ---------   --------
 NET INCOME                                                     $  6,071   $ 1,105        $  20,952    $ 6,383
                                                               ---------  --------        ---------   --------
                                                               ---------  --------        ---------   --------

 See notes to unaudited consolidated financial statements.

                              ACCURIDE CORPORATION
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                     COMMON
                                                                   STOCK AND
                                                                   ADDITIONAL       STOCK        RETAINED
                                                                    PAID IN      SUBSCRIPTIONS   EARNINGS
                                                                    CAPITAL       RECEIVABLE     (DEFICIT)       TOTAL
                                                                   ----------    -----------    ----------    ----------
 BALANCE AT JANUARY 1, 1999                                        $   24,158    $    (1,644)   $  (80,610)   $  (58,096)
 Net income                                                                                         20,952        20,952
 Issuance of shares                                                       580           (580)                          -
 Proceeds from stock subscriptions receivable                               -            675             -           675
                                                                   ----------    -----------    ----------    ----------

 BALANCE AT SEPTEMBER 30, 1999                                     $   24,738    $    (1,549)   $  (59,658)   $  (36,469)
                                                                   ----------    -----------    ----------    ----------
                                                                   ----------    -----------    ----------    ----------






See notes to unaudited consolidated financial statements.

                              ACCURIDE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                        NINE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                         ---------------------------------------
                                                                              1999                    1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                             $       20,952          $        6,383
  Adjustments to reconcile net income to net cash
   Provided by (used in) operating activities:
    Depreciation                                                                 17,331                  14,776
    Amortization                                                                  4,449                   3,390
    Bonuses payable by principal stockholder                                          -                   1,838
    Losses on asset disposition                                                     905                       -
    Deferred income taxes                                                         8,173                    (187)
    Equity in earnings of affiliates                                             (2,358)                 (1,817)
    Minority Interest                                                                91                     522
 Changes in certain assets and liabilities (net of
   effects from purchase of AKW, L.P.):
    Receivables                                                                   4,319                 (10,678)
    Inventories and supplies                                                     (5,866)                 (4,598)
    Prepaid expenses and other assets                                            (1,883)                 (5,035)
    Accounts payable                                                             11,267                   2,708
    Accrued and other liabilities                                                (4,546)                  1,853
                                                                         --------------         ---------------
          Net cash provided by operating activities                              52,834                   9,155

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                                   (31,993)                (29,444)
   Capitalized Interest                                                               -                    (179)
   Payment for purchase of AdM                                                   (7,300)                      -
   Payment for purchase of AKW, L.P.
                                                                                (70,591)                      -
   Net cash distribution from AKW L.P.
                                                                                    253                   1,007
   Other                                                                            (18)                      -
                                                                         --------------         ---------------
          Net cash used in investing activities                                (109,649)                (28,616)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of short-term notes payable                             3,589                   3,000
   Principal payments on short-term notes payable                                     -                  (1,340)
   Net increase (decrease) in revolving line of credit                          (31,638)                 41,749
   Proceeds from issuance of long term debt                                     100,000                 333,918
   Deferred financing costs                                                        (692)                (14,243)
   Issuance of shares                                                                 -                 108,000
   Proceeds from stock subscriptions receivable                                     675                   2,121
   Redemption of shares                                                               -                (452,777)
                                                                         --------------         ---------------
          Net cash provided by financing activities                              71,934                  20,428

   Increase in cash and cash equivalents                                         15,119                     967
   Cash and cash equivalents, beginning of period                                 3,471                   7,418
                                                                         --------------         ---------------
   Cash and cash equivalents, end of period                             $        18,590         $         8,385
                                                                         --------------         ---------------
                                                                         --------------         ---------------

 See notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
AS OF SEPTEMBER 30, 1999 AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
AND 1998
--------------------------------------------------------------------------------

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

The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

Note 2 - ACQUISITIONS

 ADM ACQUISITION - On July 16, 1999, the Company acquired Industria Automotriz, S.A. de C.V.'s ("IaSa") 49% interest in Accuride de Mexico, S.A. de C.V. ("AdM"), pursuant to the terms of a purchase agreement by and among the Company, IaSa and the other parties listed thereto. AdM was formed on November 5, 1997 between the Company, IaSa, and certain other parties to produce, market and sell steel wheels, rims, side rings, lock rings, mounting rings, spacer bands and related components. The acquisition gives the Company 100% control of AdM. Total consideration paid to IaSa for IaSa's 49% interest was approximately $7.3 million.

AKW ACQUISITION - On April 1, 1999, the Company acquired Kaiser's 50% interest in AKW, pursuant to the terms of a purchase agreement by and among the Company, Kaiser and Accuride Ventures, Inc., a wholly owned subsidiary of Accuride Corporation. In connection with the acquisition, AKW and Kaiser amended and restated an existing lease agreement pursuant to which AKW leases certain property from Kaiser. AKW was formed in 1997 as a 50-50 joint venture between Kaiser and the Company to design, manufacture, and sell heavy-duty aluminum wheels. The acquisition gives the Company, through its wholly owned subsidiary, 100% control of AKW. Total consideration paid to Kaiser for the 50% interest was approximately $70 million.

The following unaudited pro forma financial data illustrates the estimated effects as if the AKW acquisition had been completed as of the beginning of the periods presented, after including the impact of certain adjustments, such as goodwill amortization, depreciation, interest expense, the elimination of equity in earnings of affiliates arising from the Company's 50% interest in AKW owned prior to the acquisition, and the related income tax effects.

                                                Nine months ended September 30,
                                                    1999              1998
                                                    ----              ----
             Net Sales                           $ 400,953        $   348,943
             Net Income                          $  21,253        $     4,397

Excluding the $6,800 impact of the AKW wheel recall campaign implemented in 1998 ("AKW Recall"), the unaudited pro forma net income for the nine months ended September 30, 1998 would have been $7,069. The pro forma results are not necessarily indicative of the actual results if the transactions had been in effect for the entire period presented. In addition, they are not intended to be a projection of future results and do not reflect, among other things, any synergies that might have been achieved from combined operations.

The AdM and AKW acquisitions have been accounted for by the purchase method of accounting. Under purchase accounting, the total purchase price has been allocated to the tangible and intangible assets and liabilities of AdM and AKW, respectively, based upon their respective fair values as of the dates of the acquisitions based upon valuations and other studies. A preliminary allocation of the purchase prices have been made to major categories of assets and liabilities based on available information. The actual allocation of purchase prices and the resulting effect on income from operations may differ significantly from the amounts recorded by the Company. Goodwill recorded by the Company in connection with the acquisitions is being amortized on the straight-line method over 40 years.

Note 3 - INVENTORIES - Inventories were as follows:

                                                           September 30,                December 31,
                                                               1999                         1998
                                                         ------------------           -----------------
              Raw materials                                     $   14,465                  $    8,920
              Work in process                                        9,143                       7,757
              Finished manufactured goods                           24,962                      20,060
              LIFO adjustment                                        2,129                       1,122
              Other                                                 (1,170)                       (879)
                                                         -----------------            ----------------
                          Inventories, net                      $   49,529                  $   36,980
                                                         -----------------            ----------------
                                                         -----------------            ----------------

Note 4 - LABOR RELATIONS - The Company's prior contract with the International Union, Automobile, Aerospace, and Agriculture Implement Workers of America ("UAW") covering employees at the Henderson facility expired in February 1998 and the Company was not able to negotiate a mutually acceptable agreement with the UAW. Therefore, a strike occurred at the Henderson facility on February 20, 1998. On March 31, 1998, the Company began an indefinite lockout. The members of the UAW have rejected all of the Company's offers for a new contract. The Company is continuing to operate with contractors and its salaried employees. Currently, there is, and the Company believes that there will be, no supply disruption to the Company's customer base; however, there can be no assurance to that effect.

Note 5 - SUPPLEMENTAL CASH FLOW DISCLOSURE - During the nine months ended September 30, 1999 and 1998, the Company paid $30,492 and $17,921 for interest and $6,851 and $6,486 for income taxes, respectively. Non-cash transactions resulting from the issuance of common stock and the related stock subscriptions receivable of $580 and $1,539 occurred during the nine months ended September 30, 1999 and 1998, respectively. Effective January 21, 1998 the Company entered into a stock subscription and redemption agreement (the "Redemption") with Phelps Dodge Corporation and Hubcap Acquisition L.L.C. ("Hubcap Acquisition"), wherein Hubcap Acquisition acquired 90% of the common shares of the Company. Non-cash transactions that resulted from the Redemption in 1998 included the increase in stockholders' equity and the net deferred tax asset in the amount of $18,480 from the increase in the tax basis of assets.

Note 6 - NEW ACCOUNTING PRONOUNCEMENT - Statement of Financial Standards No. 133 ("SFAS 133"), "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES," was issued in June 1998 and was amended by Statement of Financial Standards No. 137 ("SFAS 137"), "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATE OF SFAS 133." SFAS 133, as amended by SFAS 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a fair value hedge, a cash flow hedge, or a hedge of a foreign currency exposure. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. Management has not yet fully evaluated the effect of the new standard on the financial statements.

Note 7 - FOREIGN CURRENCY - As of January 1, 1999, the Mexican economy was determined not to be highly inflationary. Accordingly, management has reviewed the primary economic environment in which AdM operates and determined AdM's functional currency to be the U.S. dollar.

Note 8 - SEGMENT REPORTING - The Company operates in one business segment - the design, manufacture and distribution of wheels and rims for trucks, trailers and other vehicles.

GEOGRAPHIC SEGMENTS - The Company has operations in the United States, Canada, and Mexico, for the three and nine months ended September 30, 1999 and 1998, respectively, which are summarized below. Sales between geographic areas are made at negotiated selling prices.

                                                          United
THREE MONTHS ENDED SEPTEMBER 30, 1999                     States          Canada       Mexico     Eliminations   Combined
Net Sales:
      Sales to unaffiliated customers-Domestic             $ 117,239      $ 3,299      $ 5,216    $       -      $ 125,754
      Sales to unaffiliated customers-Export                     925                     2,743                       3,668
      Sales among geographic segments                          7,675       36,356        1,735      (45,766)             -
                                                      --------------------------------------------------------------------
            Total                                          $ 125,839      $39,655      $ 9,694    $ (45,766)     $ 129,422
                                                      --------------------------------------------------------------------
                                                      --------------------------------------------------------------------

 Income from operations                                     $ 18,824      $ 1,555      $   715       $    -       $ 21,094


THREE MONTHS ENDED SEPTEMBER 30, 1998

Net Sales:
      Sales to unaffiliated customers-Domestic              $ 81,308      $ 3,645      $ 7,322       $    -       $ 92,275
      Sales to unaffiliated customers-Export                     579            -        1,100                       1,679
      Sales among geographic segments                          1,266       31,930          520      (33,716)             -
                                                      --------------------------------------------------------------------
           Total                                            $ 83,153      $35,575      $ 8,942    $ (33,716)      $ 93,954
                                                      --------------------------------------------------------------------
                                                      --------------------------------------------------------------------

Income from operations                                      $  6,520      $ 3,459      $ 1,757       $    -       $ 11,736

                                                          United
NINE MONTHS ENDED SEPTEMBER 30, 1999                      States       Canada       Mexico     Eliminations    Combined
Net Sales:
      Sales to unaffiliated customers-Domestic            $ 341,423      $11,518      $ 15,541       $     -     $ 368,482
      Sales to unaffiliated customers-Export                  2,126           30         6,369             -         8,525
      Sales among geographic segments                        25,017      107,501         6,746     (139,264)             -
                                                      ---------------------------------------------------------------------
            Total                                         $ 368,566     $119,049      $ 28,656    $(139,264)     $ 377,007
                                                      --------------------------------------------------------------------
                                                      --------------------------------------------------------------------

 Income from operations                                    $ 55,202      $ 6,195      $  2,841       $     -      $ 64,238

Assets:
      Identifiable assets                                 $ 353,478     $128,035      $ 57,811    $ (21,087)     $ 518,237
      Investments in affiliates                               2,807                                                  2,807
                                                      --------------------------------------------------------------------
           Total                                          $ 356,285     $128,035      $ 57,811    $ (21,087)     $ 521,044
                                                      --------------------------------------------------------------------
                                                      --------------------------------------------------------------------

NINE MONTHS ENDED SEPTEMBER 30, 1998

Net Sales:
      Sales to unaffiliated customers-Domestic            $ 237,381      $19,986      $ 21,905    $        -     $ 279,272
      Sales to unaffiliated customers-Export               $  1,588      $   175      $  4,502    $        -         6,265
      Sales among geographic segments                      $  5,590      $97,670      $  1,464    $(104,724)             -
                                                      --------------------------------------------------------------------
           Total                                          $ 244,559     $117,831      $ 27,871    $(104,724)     $ 285,537
                                                      --------------------------------------------------------------------
                                                      --------------------------------------------------------------------

Income from operations                                     $ 21,644      $12,017      $  3,575    $       -      $ 37,236

Assets:
      Identifiable assets                                 $ 211,474     $144,922      $ 36,498    $ (14,034)     $ 378,860
      Investments in affiliates                              26,921                                                 26,921
                                                      --------------------------------------------------------------------
          Total                                           $ 238,395     $144,922      $ 36,498    $ (14,034)     $ 405,781
                                                      --------------------------------------------------------------------
                                                      --------------------------------------------------------------------

Sales to three customers exceeded 10% of total net sales for the three months and nine months ended September 30, as follows:

                                                                     1999           % of                    1998        % of
THREE MONTHS ENDED SEPTEMBER 30,                                    Amount          Sales                  Amount       Sales
Customer one                                                    $    19,098         14.8%               $  17,706       18.8%
Customer two                                                                        19.0%                  19,924       21.2%
                                                                     24,565         12.5%                  15,680       16.7%
                                                             ---------------        -----        ----------------       -----
                                                                     16,226
                                                               $     59,889         46.3%               $  53,310       56.7%
                                                             ---------------        -----        ----------------       -----
                                                             ---------------        -----        ----------------       -----

                                                                    1999             % of               1998           % of
NINE MONTHS ENDED SEPTEMBER 30,                                    Amount           Sales              Amount          Sales
                                                             ---------------        -----        ----------------       -----
Customer one                                                    $    69,937         18.6%               $  46,793       16.4%
Customer two                                                         61,271         16.3%                  38,754       13.6%
                                                                     46,368         12.3%                  40,411       14.2%
                                                            ---------------         -----        ----------------       -----
                                                                $   177,576         47.2%               $ 125,958       44.2%
                                                             ---------------        -----        ----------------       -----
                                                             ---------------        -----        ----------------       -----

Each geographic segment made sales to all three major customers in the three and nine months ended September 30, 1999 and 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. The following discussion should be read in conjunction with the consolidated financial statements and notes included in Item 1 of
Part 1 of this report on Form 10-Q. Except for the historical information contained herein, this report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from those indicated by such forward-looking statements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998.

NET SALES. Net sales increased by $35.5 million, or 37.8%, for the three months ended September 30, 1999 to $129.4 million, compared to $94.0 million for the three months ended September 30, 1998. The increase in net sales is primarily due to (i) including total sales from AKW with the consolidated sales of the Company effective April 1, 1999, the date of the AKW acquisition, (ii) an increase in sales at Columbia, Tennessee facility and
(iii) an increase in industry volumes. Sales from AKW for the third quarter 1999 were $26.0 million compared to $0 for the third quarter 1998 as AKW was previously accounted for on the equity method as "equity in earnings of affiliate" and was not consolidated prior to the AKW acquisition. Excluding the $26.0 million in sales at AKW, net sales would have increased by $9.4 million, or 10.0%, for the three months ended September 30, 1999 to $103.4, compared to $94.0 million for the three months ended September 30, 1998. Sales of products from the new Columbia, Tennessee facility, which started operation in August 1998, were $6.2 million in the third quarter 1999 compared to $2.8 million in the third quarter 1998. The remaining increase in sales of $6.0 million resulted from an increase in industry volume.

GROSS PROFIT. Gross profit increased by $9.1 million, or 46.4%, to $28.7 million for the three months ended September 30, 1999 from $19.6 million for the three months ended September 30, 1998. The $9.1 million increase in gross profit was due to (i) $6.3 million gross profit at AKW, which has been accounted for on a consolidated basis effective with the AKW acquisition on April 1, 1999, and (ii) an increase in gross profit as a result of increased volumes and a reduction in the costs associated with the labor strike at the Henderson facility and a reduction in costs associated with the August 1998 start-up of the Columbia, Tennessee facility. Gross profit as a percent of sales improved by 1.3% from 20.9% for the third quarter 1998 to 22.2% for the third quarter 1999. Partially offsetting this increase were lower gross profits at AdM. AdM's gross profit decreased by $1.0 million to $1.5 million for the three months ended September 30, 1999 from $2.5 million for the three months ended September 30, 1998. The decrease in gross profit at AdM was due to a slow down in the Latin American market and higher than anticipated start up cost of the new AdM facility.

OPERATING EXPENSES. Operating expenses decreased by $0.3 million, or 3.8%, to $7.6 million for the three months ended September 30, 1999 from $7.9 million for the three months ended September 30, 1998. This decrease was due to one-time operating expenses incurred in the third quarter of 1998 for start-up costs of $0.4 million relating to the new Columbia, Tennessee facility, and the management retention bonuses of $0.2 million paid by Phelps Dodge Corporation, a previous principal stockholder ("Phelps Dodge") in conjunction with the Company's recapitalization. Excluding the expenses recorded for the three months ended September 30, 1998 for the Columbia, Tennessee facility start-up costs and the management retention bonuses, operating expenses increased by $0.4 million to $7.6 million for the three months ended September 30, 1999 from $7.2 million for the three months ended September 30, 1998. This increase was partially due to an increase in selling, general and administrative expense and research and development costs associated with AKW, which has been accounted for on a consolidated basis effective with the AKW acquisition on April 1, 1999.

OTHER INCOME (EXPENSE). Interest expense increased by $1.3 million, or 14.6%, to $10.2 million for the three month period ended September 30, 1999 compared to $8.9 million for the three months ended September 30, 1998, due primarily to the debt incurred for the acquisition of Kaiser's 50% interest in AKW on April 1, 1999. Equity in earnings of affiliates decreased by $2.3 million to $0.1 million for the three month period ended September 30, 1999 from $2.4 million for the three months ended September 30, 1998. The decrease was due to the Company's acquisition of AKW and the resultant change in accounting to begin consolidating the results of AKW effective April 1, 1999. Net other expenses decreased by $1.3 million for the three months ended September 30, 1999 to $0.7 million from $2.0 million incurred for the three month period ended September 30, 1998 primarily due to foreign currency forward contract gains.

ADJUSTED EBITDA. Adjusted EBITDA increased by $7.5 million, or 35.9%, to $28.3 million for the three months ended September 30, 1999 from $20.8 million for the three months ended September 30, 1998 due to higher product sales volume and the inclusion of 100% of AKW's earnings. In determining Adjusted EBITDA for the three months ended September 30, 1999, income from operations has been adjusted by (i) depreciation and amortization (except for amortization of deferred financing costs) and (ii) equity in earnings of affiliates. In determining Adjusted EBITDA for the three months ended September 30, 1998, income from operations has been adjusted by (i) depreciation and amortization (except for amortization of deferred financing costs), (ii) equity in earnings (losses) of affiliates, (iii) $0.2 million of management retention bonuses paid by Phelps Dodge, (iv) an estimated cost of $0.6 million incurred in connection with the labor strike at the Company's facility in Henderson, Kentucky, and (v) an estimated cost of $1.1 million for restructuring at the London, Ontario facility.

NET INCOME. Net income increased by $5.0 million to $6.1 million for the three months ended September 30, 1999 from $1.1 million for the three months ended September 30, 1998 due to higher pretax earnings, as described above, and a lower effective tax rate.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998.

NET SALES. Net sales increased by $91.5 million, or 32.0%, for the nine months ended September 30, 1999 to $377.0 million, compared to $285.5 million for the nine months ended September 30, 1998. The increase in net sales is primarily due to increased industry volume, the inclusion of $50.5 million of aluminum sales from AKW since April 1, 1999 (previously accounted for under the equity method prior to the acquisition date) and a $22.2 million increase in sales from the new Columbia, Tennessee facility which started operations in August 1998. Excluding $50.5 million of AKW sales and the increase in the Columbia, Tennessee facility sales of $22.2 million, net sales increased by $18.8 million, or 6.6% to $301.5 million for the nine months ended September 30, 1999 from $282.7 million for the nine months ended September 30, 1998 as a result of increased industry volume.

GROSS PROFIT. Gross profit increased by $23.0 million, or 36.5% to $86.0 million for the nine months ended September 30, 1999 from $63.0 million for the nine months ended September 30, 1998. The gross profit increase was due to an overall increase in industry sales volume and the addition of $12.6 million of gross profit from AKW, which has been accounted for on a consolidated basis effective with the acquisition on April 1, 1999. Gross profit as a percentage of net sales increased to 22.8% for the nine months ended September 30, 1999 from 22.1% for the nine months ended September 30, 1998. The increase in gross profit as a percentage of sales is primarily due to an overall increase in volume and improved margins. The improvements were achieved by effectively controlling the costs associated with the labor strike at the Henderson facility. Increased industry volumes also favorably impacted gross profit. Excluding gross profits from AKW of $12.6 million, gross profit would have increased by $10.4 million, or 16.5% to $73.4 million for the nine months ended September 30, 1999 from $63.0 million for the nine months ended September 30, 1998.

OPERATING EXPENSES. Operating expenses decreased by $4.0 million, or 15.5%, to $21.8 million for the nine months ended September 30, 1999 from $25.8 million for the nine months ended September 30, 1998. This decrease was primarily due to one-time operating expenses incurred in the first nine months of 1998 for professional fees of $2.2 million related to the Company's recapitalization, for start-up costs of $3.3 million relating to the Columbia, Tennessee facility, and the management retention bonuses of $1.9 million paid by Phelps Dodge in conjunction with the Company's recapitalization. Excluding the expenses recorded for the nine months ended September 30, 1998 for professional fees, start-up costs, and management retention bonuses, operating expenses increased by $3.4 million to $21.8 million for the nine months ended September 30, 1999 from $18.4 million for the nine months ended September 30, 1998. This $3.4 million increase is primarily due to the Company investing in additional professional and administrative resources to support its growth initiatives and the addition of operating expenses from AKW which previously were not included on a consolidated basis. As a percentage of net sales, operating expenses, excluding the expenses for professional fees, start-up costs, and management retention bonuses, for the nine months ended September 30, 1999 were 5.8% as compared to 6.4% for the nine months ended September 30, 1998.

OTHER INCOME (EXPENSE). Interest expense increased to $29.1 million for the nine months ended September 30, 1999 compared to $24.3 million for the nine months ended September 30, 1998, due to the debt incurred in the recapitalization of the Company on January 21, 1998, being outstanding for the first nine months of 1999 compared to an outstanding amount from January 21, 1998 to September 30, 1998. Interest expense also increased due to the debt incurred for the acquisition of Kaiser's 50% interest in AKW on April 1, 1999. Equity in earnings of affiliates increased by $0.6 million to $2.4 million for the nine months ended September 30, 1999 from $1.8 million for the nine months ended September 30, 1998. The increase was due to the increased equity earnings from the AKW joint venture. AKW contributed $2.3 million of earnings during the first quarter of 1999, before the acquisition on April 1, 1999, as compared to earnings of $1.5 million in the first nine months of 1998 which was net of the $3.4 million effect of a product recall campaign implemented at AKW in the first quarter 1998. Beginning April 1, 1999, when the Company acquired Kaiser's 50% interest in AKW, earnings from AKW were reported on a consolidated basis and were not recorded as equity earnings. Net other expenses decreased by $0.7 million for the nine months ended September 30, 1999 to $1.6 million from $2.3 million incurred for the nine months ended September 30, 1998 primarily due to foreign currency forward contract gains.

ADJUSTED EBITDA. Adjusted EBITDA increased by $18.7 million, or 27.4%, to $86.9 million for the nine months ended September 30, 1999 from $68.2 million for the nine months ended September 30, 1998. The Adjusted EBITDA increase was due to higher product sales volume and the addition of 100% of AKW's income on a consolidated basis from April 1, 1999. In determining Adjusted EBITDA for the nine months ended September 30, 1999, income from operations has been adjusted by (i) depreciation and amortization (except for amortization of deferred financing costs) and (ii) equity in earnings of affiliates. In determining Adjusted EBITDA for the nine months ended September 30, 1998, income from operations has been adjusted by (i) depreciation and amortization (except for amortization of deferred financing costs), (ii) equity in earnings (losses) of affiliates, (iii) $2.2 million of professional fees related to the Company's recapitalization, (iv) $3.4 million relating to the AKW Recall, (v) $1.9 million of management retention bonuses paid by Phelps Dodge, (vi) $3.6 million incurred in connection with the labor strike at the Company's facility in Henderson, Kentucky, and (v) an estimated cost of $1.1 million for restructuring at the London, Ontario facility.

NET INCOME. Net income increased by $14.6 million to $21.0 million for the nine months ended September 30, 1999 from $6.4 million for the nine months ended September 30, 1998 due primarily to higher pretax earnings, as described above, a lower effective tax rate, and a decrease in minority interest due to the Acquisition of AdM (See footnote 2).

CHANGES IN FINANCIAL CONDITION

At September 30, 1999, the Company's total assets amounted to $521.0 million, as compared to $404.9 million at December 31, 1998. The $116.1 million or 28.7% increase in total assets during the nine months ended September 30, 1999 was the result of a $15.1 million increase in cash, an increase in net property, plant and equipment of $43.8 million, a $18.4 million increase in customer receivables, a $12.5 million increase in net inventories, a $0.7 million increase in supplies, a $0.8 million increase in prepaid expenses, a $1.5 million increase in other assets, a $0.4 million increase in current deferred income taxes, and a $51.9 million increase in net goodwill, offset by a decrease of $23.1 in investment of affiliates, a $0.3 million decrease in income taxes receivable, a decrease of $3.3 million in long term deferred income taxes, a $1.7 million decrease in other receivables, and a decrease of $0.6 million in deferred financing costs. The increase in net property, plant and equipment is primarily due to $30.0 million of equipment acquired at AKW on April 1, 1999 and a $11.5 million investment in AdM's new facility. The increase in customer receivables resulted from increased sales volume from U.S. customers and the acquisition of aluminum wheel receivables from AKW. The other receivables increase was due to inclusion of AKW's other receivables, an increase in receivable from IaSa, and an increase in the unrealized gain associated with the foreign currency forward contracts entered into by the Company. The increase in net inventories is due to the addition of AKW's aluminum inventory. The $51.9 million increase in net goodwill is attributable to the purchase of AKW, as is the decrease in investment of affiliates.

At September 30, 1999, the Company's total liabilities amounted to $557.5 million, as compared to $456.8 million at December 31, 1998. The $100.7 million or 22.0% increase in total liabilities was due to a $67.5 million increase in long-term debt, a $17.3 million increase in accounts payable, a $3.6 million increase in short term notes payable at AdM, an increase of $1.0 million in the current portion of long-term debt, an increase of $1.1 million in accrued payroll and compensation, a $2.8 million increase in accrued and other current liabilities, a $5.0 million increase in other non-current liabilities and an increase in deferred income taxes of $5.2 million, offset by a decrease of $2.8 million in accrued interest. The $67.5 million increase in long-term debt was due to a $100.0 million increase in the Company's term loan through the Amended and Restated Credit Facility described below in "Capital Resources and Liquidity," partially offset by a $32.5 million repayment of the Company's $140.0 million revolving credit facility, (the "Revolver"). The increase in accounts payable was due to increased production volumes and assuming $3.8 million of AKW's payables. The increase in accrued interest payable resulted from the additional debt acquired. The increase in other non-current liabilities was mostly due to assuming approximately $3.8 million of AKW's pension liabilities. The decrease in accrued interest was primarily due to timing of interest payments.

CAPITAL RESOURCES AND LIQUIDITY

The Company's primary sources of liquidity are cash flow from operations and borrowing under the Revolver. The Company's primary uses of cash are funding working capital, capital expenditures under the Company's expansion plans and debt service.

As of September 30, 1999, the Company had cash and short-term investments of $18.6 million compared to $3.5 million at the beginning of the year. The Company's operating activities provided $52.8 million and the financing activities provided $71.9 million which were used to fund the Company's investing activities of $109.6 million and an increase in cash and cash equivalents of $15.1 million.

Investing activities during the nine months ended September 30, 1999 were $109.6 million compared to $28.6 million for the nine months ended September 30, 1998.

Cash flow from financing activities during the nine months ended September 30, 1999 was $71.9 million compared to $20.4 million for the nine months ended September 30, 1998.

The Company incurred capital expenditures in 1998 (excluding capital expenditures by AdM) of $29.9 million. The Company expects its capital expenditures (excluding forecasted capital expenditures by AdM and AKW of $15.2 million and $13.8 million, respectively) to decrease to approximately $19.5 million in 1999. It is anticipated that these expenditures will fund
(i) approximately $4.1 million for a technology advancement projects; (ii) investments in productivity improvements in 1999 to the Company's steel wheel business of approximately $7.1 million and (iii) maintenance of business expenditures of approximately $8.3 million. Future investments in productivity improvements are expected to be focused on additional automation, shop floor and engineering systems and improved coating capabilities.

The Company anticipates that AdM will require additional funding for the remainder of 1999 to acquire equipment, to finalize construction of the Monterrey, Mexico facility, and to fund various start-up costs and working capital needs. The Monterrey, Mexico facility started operations in July 1999. Total project costs through 1999 is expected to be approximately $31.0 million, of which approximately $28.9 million was spent as of September 30, 1999. The Company finalized a $32.5 million credit facility for AdM on July 9, 1998. This credit facility is comprised of a term loan of $25.0 million and a working capital facility of $7.5 million. As of September 30, 1999 the credit facility was fully drawn. Repayment of the term loan is to be made in eight substantially equal quarterly installments commencing June 25, 2001. The working capital facility terminates on July 9, 2000, unless extended for successive one-year periods at the option of the lenders. Interest on the term loan and working capital advances is based on the applicable London interbank borrowing offered rate ("LIBOR") plus an applicable margin. Effective September 13, 1999 the credit facility was amended to reflect a parent guaranty executed by the Company, guaranteeing the repayment of the advances under this facility.

AMENDED AND RESTATED CREDIT FACILITY. On April 16, 1999 the Company entered into an amended and restated credit facility (the "Amended Credit Facility") with a syndicate of banks and other financial institutions (the "Lenders") led by Citicorp USA, Inc., as administrative agent (the "administrative agent"), Salomon Smith Barney, Inc., as arranger, Bankers Trust Company, as syndication agent, and Wells Fargo Bank N.A. as documentation agent. The Amended Credit Facility provides for an additional $100.0 million term loan ("Tranche C") to be added to the previous term loans of (i) $60.0 million that matures on January 21, 2005 ("Tranche A") and (ii) $75.0 million that matures on January 21, 2006 ("Tranche B"). The Company's Canadian subsidiary is the borrower under Tranche A, and the Company has guaranteed the repayment of such borrowing under Tranche A and all other obligations of such Canadian subsidiary under the Amended Credit Facility. The Company also has a $140.0 million

Revolver, which declines to $100.0 million on January 21, 2003 and matures on January 21, 2004. As of September 30, 1999, no amounts were outstanding under the Revolver. The Tranche A and B term loans provide for 1% annual amortization prior to maturity and the Tranche C term loan provides for 1% annual amortization through January 21, 2005, with the final two years each providing for 47% amortization. Interest on the term loans and the Revolver is based on the applicable LIBOR rate plus an applicable margin. The loans are secured by, among other things, the shares of stock, partnership interests and limited liability company ownership interests of the Company's subsidiaries.

DESCRIPTION OF THE NOTES. In January 1998 the Company issued $200 million of notes (the "Notes") pursuant to an indenture (the "Indenture") between the Company and U.S. Trust Company, N.A., as trustee (the "Trustee"). The Indenture is limited in aggregate principal amount to $300.0 million, of which $200.0 million were issued as Private Notes and subsequently exchanged for Exchange Notes, which exchange has been registered under the Securities Act of 1933, as amended. Additional notes may be issued in one or more series from time to time, subject to the limitations set forth under the Indenture. The Indenture provides certain restrictions on the payment of dividends by the Company. The Indenture is subject to and governed by the Trust Indenture Act of 1939, as amended. The Notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future Senior Indebtedness (as defined in the Indenture) of the Company. The Notes mature on February 1, 2008. Interest on the Notes accrues at the rate of 9.25% per annum and is due and payable semi-annually in arrears on February 1 and August 1, commencing on August 1, 1998, to holders of record of the Notes on the immediately preceding January 15 and July 15.

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

CURRENT STATUS. The project team estimates that the Company's Year 2000 readiness project is approximately 98% complete. The following table provides a summary of the current status of the seven phases involved and a projected timetable for completion.

      Project Phase           % Completed        Completion                        Comments
      -------------           -----------        ----------                        --------
Awareness                         100%           Completed
Identification                    100%           Completed
Impact Analysis                   100%           Completed
Risk Evaluation                   100%           Completed
Remediation                        99%           Estimated      All critical systems are completed
Testing                            95%           Estimated      Involves ongoing testing of critical systems
Contingency Plan                  100%           Completed
Overall Completion                 98%           Estimated

COSTS. The Company has thus far primarily used and expects to continue to use internal resources to implement its readiness plan and to upgrade or replace and test systems affected by the Year 2000 issue. Year 2000 remediation costs were approximately $1.4 million in 1997. During 1998, the Company incurred approximately $1.3 million of direct and indirect costs for company-owned systems and applications related to Year 2000 remediation. The Company estimates that its additional costs for Year 2000 remediation and testing of its computer systems through the end of 1999 will not exceed $1.1 million. A majority of these costs are currently believed to be incremental expenses that will not recur in the Year 2000 or thereafter.

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

RISK ASSESSMENT. Given information known at this time about the Company's systems that are non-compliant, coupled with the Company's on-going, normal course of business efforts to upgrade or replace critical systems, as necessary, management does not expect Year 2000 compliance costs to have a material adverse impact on the Company. Although the Company believes that internal Year 2000 compliance will be achieved by December 31, 1999, there can be no assurance that the Year 2000 problem affecting the Company, its customers and suppliers will not have a material adverse effect on the Company's business, financial condition and results of operations. In light of the many adverse conditions that could happen to the Company associated with Year 2000 compliance, along with the speculation that some or many of them may not happen, it is difficult to hypothesize a most reasonably likely worst case Year 2000 scenario with any degree of certainty. With that in mind, the Company currently believes the most reasonably likely worst case scenario would be the failure of certain key production capabilities or similar failures occurring within the Company's supply chain. These types of catastrophic failures would result in the inability of the Company to supply products to customers for a period of time.

CONTINGENCY PLAN. Realizing that some disruption may occur despite its efforts, the Company has developed contingency plans for each critical system in the event that one or more of those systems fail.

The Company has considered the following items, among others, as key pieces of the contingency plans: the creation of special "rapid response" technology teams, scheduling availability of key personnel, additional testing and simulation activities, establishment of rapid decision processes, development of support critical customer functions in the event information systems or mechanized processes experience Year 2000 disruptions, determination of alternative suppliers, and implementation of data retention and recovery procedures for customers and critical business data with on-site (primary) as well as off-site (secondary) data copies. While review and modification of the plans is on going, the contingency plans are substantially completed.

FACTORS AFFECTING FUTURE RESULTS

The factors discussed below, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report, including, without limitation, in "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Company's related press release and in oral statements made by authorized officers of the Company. When used in this report, any press releases or oral statements, the words "estimate," "project," "anticipate," "expect," "intend," "believe," and similar expressions are intended to identify forward-looking statements. All of these forward-looking statements are based on estimates and assumptions made by management of the Company, which, although believed to be reasonable, are inherently uncertain. Therefore, undue reliance should not be placed upon such estimates and statements. No assurance can be given that any of such statements or estimates will be realized and actual results will differ from those contemplated by such forward-looking statements. Accordingly, the Company hereby identifies the following important factors which could cause the Company's financial results to differ materially from any such results which might be projected, forecast, estimated or budgeted by the Company in forward-looking statements:

- significant indebtedness of the Company may have important consequences, including, but not limited to, impairment of the Company's ability to obtain additional financing, reduction of funds available for operations and business opportunities or limitation on the Company's ability to dispose of assets;
- the Company's ability to service its indebtedness is dependent upon operating cash flow of its subsidiaries;
- loss of a major customer could have material adverse effect on the Company's business;
- original equipment manufacturers' demands for price reduction may adversely affect profitability;
- cyclical nature of industry could cause fluctuation in demand for Company's products;
-    labor strike may disrupt the Company's supply to its customer base;
- interruption in supply of steel or aluminum could reduce Company's ability to obtain favorable sourcing of such raw materials;
- Company's competitors could reduce the market share of the Company's product;
- potential liability of the Company for environmental matters and the costs of compliance with certain governmental regulations could have a material adverse effect on the Company's financial condition and may adversely affect the Company's ability to sell or rent such property or to borrow using such property as collateral;
- Company may have difficulty in achieving growth strategies and there is no assurance that such strategies will be successful or will improve operating results;
-    continued service of key management personnel is not guaranteed;
- interests of the principal stockholder of the Company may conflict with the interests of the holders of securities of the Company, and
- no assurance that the Company's computer software and operating systems, or those of its customers or suppliers, will be Year 2000 compliant.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company, in the normal course of doing business, is exposed to the risks associated with changes in foreign exchange rates, interest rates and raw material prices. The Company selectively uses derivative financial instruments to manage these risks. The Company uses foreign exchange contracts to hedge foreign currency commitments. Specifically, these foreign exchange contracts offset foreign currency denominated purchase commitments to suppliers, accounts receivable from and future committed sales to customers, and operating expenses. Management believes the use of foreign currency financial instruments reduces the risks that arise from doing business in international markets. At September 30, 1999, the Company had open foreign exchange forward contracts and options with a notional amount of $153.3 million. Foreign exchange forward contract maturities were from one to fourteen months, and option contract maturities were from five to fourteen months.

The Company's hedging activities provide only limited protection against currency risks. Factors that could impact the effectiveness of the Company's hedging programs include accuracy of sales estimates, volatility of currency markets and the cost and availability of hedging instruments. The counterparties to the foreign exchange contracts are financial institutions with investment grade credit ratings. The Company monitors its foreign currency cash flow transactions and executes contracts to hedge its foreign exchange exposures. The use of forward contracts and options protects the Company's cash flows against unfavorable movements in exchange rates, to the extent of the amount under contract. A 10% adverse change in currency exchange rates for the Company's foreign currency derivatives held at September 30, 1999, would have an impact of approximately $13.3 million on the fair value of such instruments. This quantification of exposure to the market risk associated with foreign exchange financial instruments does not take into account the offsetting impact of changes in the fair value of the Company's foreign denominated assets, liabilities and firm commitments.

The Company uses long-term debt as a primary source of capital in its business. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for its long-term fixed-rate debt and other types of long-term debt at September 30, 1999:

(Dollars in                                                                                                   Fair
Thousands)               1999      2000        2001        2002        2003     Thereafter      Total        Value
                         ----      ----        ----        ----        ----     ----------      -----        -----
Long-term Debt:
Fixed                                                                            $200,000     $200,000     $188,000
Avg. Rate                                                                         9.25%         9.25%
Variable                  $0      $2,350     $11,725      $14,850     $5,475     $220,983     $255,383     $255,383
Avg. Rate                          8.26%      7.46%        7.42%       7.69%      8.29%         8.19%

The Company has used an interest rate swap to alter interest rate exposures between fixed and floating rates on a portion of the Company's long-term debt. As of September 30, 1999, $99.0 million notional amount of interest rate swap was outstanding. On average during the nine month period ended September 30, 1999, the Company paid 5.75% as a fixed rate and received 5.0858% on the interest rate swap. Under the terms of the interest rate swap, the Company agrees with the counterparty to exchange, at specified intervals, the difference between the fixed rate and floating rate interest amounts calculated by reference to the agreed notional principal amount. The interest rate swap matures in January 2001. The Company also used an interest rate cap to set a ceiling on the maximum floating interest rate the Company would incur on a portion of the Company's long-term debt. As of September 30, 1999, $34.7 million notional amount of interest rate cap was outstanding. Under the terms of the interest rate cap, the Company is entitled to receive from the counterparty on a quarterly basis the amount, if any, by which the three-month Eurodollar interest rate exceeds 7.5%. The interest rate cap matures in January 2001.

The Company is exposed to credit related losses in the event of nonperformance by the counterparties to the interest rate swap and interest rate cap, although no such losses are expected as the counterparties are financial institutions having an investment grade credit rating.

The Company relies upon the supply of certain raw materials in its production processes and has entered into firm purchase commitments for steel and aluminum. The exposures associated with these commitments are primarily managed through the terms of its supply and procurement contracts. Additionally, the Company uses commodity price swaps and options to hedge against changes in certain commodity prices. At September 30, 1999, the Company had open commodity price swaps and option contracts with a notional amount of $19.1 million. These commodity price swaps and option contracts had maturities from one to fifteen months. A 10% adverse change in commodity prices would have an impact of approximately $1.8 million on the fair value of these contracts. The Company is exposed to credit related losses in the event of nonperformance by the counterparties to the commodity price swaps and option contracts, although no such losses are expected as the counterparties are financial institutions having an investment grade credit rating.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company does not believe that there are any pending or threatened legal proceedings other than non-material legal proceedings incidental to the Company's business.



Item 6. Exhibits and Reports on Form 8-K

a.       Exhibits:

            Exhibit No    Description
            ----------    -----------
               27.1        Financial Data Schedule

b.       Form 8-K:

No reports on Form 8-K have been filed during the three month period ended September 30, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



ACCURIDE CORPORATION

/s/ WILLIAM P. GREUBEL                        Dated:  November 12, 1999
    ------------------                                -----------------
William P. Greubel
President and Chief Executive Officer


/s/ JOHN R. MURPHY                             Dated:  November 12, 1999
    --------------                                     -----------------
John R. Murphy
Vice President - Finance and Chief Financial Officer
Principal Accounting Officer