Form 10-K405
period 1999-12-31
ACCURIDE CORP
filed 2000-03-24
CIK 817979

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from _____ to _____

                        COMMISSION FILE NUMBER 333-50239

                   -------------------------------------------

                              ACCURIDE CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

                  DELAWARE                                      61-1109077
       (State or Other Jurisdiction of                       (I.R.S.  Employer
       Incorporation or Organization)                        Identification No.)

7140 OFFICE CIRCLE, EVANSVILLE, INDIANA                           47715
  (Address of Principal Executive Offices)                      (Zip Code)

       Registrant's telephone number, including area code: (812) 962-5000
           Securities registered pursuant to Section 12(b) of the Act:

                                     "None"

           Securities registered pursuant to Section 12(g) of the Act:

                                     "None"

       Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

       As of March 1, 2000, 24,874 shares of Accuride Corporation common stock, par value $.01 per share (the "Common Stock") were outstanding. The Common Stock is privately held and, to the knowledge of registrant, no shares have been sold in the past 60 days.


                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                              ACCURIDE CORPORATION
                                    FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1999
PART I

         Item 1.     Business

         Item 2.     Properties

         Item 3.     Legal Proceedings

         Item 4.     Submission of Matters to a Vote of Security Holders

PART II

         Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

         Item 6.     Selected Consolidated Financial Data

         Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Item 7A.    Quantitative and Qualitative Disclosure About Market Risk

         Item 8.     Financial Statements and Supplementary Data

         Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III

         Item 10.    Directors and Executive Officers of the Registrant

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

         The Company sells its Wheels primarily to Heavy/Medium Truck, Trailer and Light Truck (as defined) original equipment manufacturers ("OEMs"). Major customers include Ford Motor Company ("Ford"), Freightliner Corporation ("Freightliner"), General Motors Corporation ("General Motors"), Mack Trucks, Inc. ("Mack"), Navistar International Transportation Corporation ("Navistar"), Volvo Trucks North America ("Volvo") and Paccar, Inc. ("Paccar"). For over 10 years, the Company's steel Wheels have been standard equipment at all North American Heavy/Medium Truck OEMs and at a number of North American Trailer OEMs. In addition, the Company's steel Wheels are standard equipment at a majority of North America's largest trucking fleets, including Ruan Transportation Management Systems, J.B. Hunt Transport Services, Ryder Truck Rental, Inc. and Schneider Specialized Carriers, Inc.

         The North American commercial vehicle industry may be divided into three areas: (i)Heavy/Medium Trucks, (ii) Trailers and (iii) commercial and other vehicles such as light commercial trucks, pick-up trucks, sport utility vehicles and vans ("Light Trucks"). According to industry sources, new builds in the North American Heavy/Medium Truck and Trailer markets have grown to 916,000 units in 1999 from 773,000 units in 1998 and from 455,000 units in 1992. Over that same period, new builds in the North American Light Truck market have grown to in excess of 8.7 million units from 7.6 million units in 1998 and from 4.2 million units in 1992. Management believes that the growth in the North American Heavy/Medium Truck and Trailer markets has been driven by the sustained economic growth in North America and shorter fleet trade-in cycles, while the growth in the North American Light Truck market has been driven by the increase in the popularity of sport utility vehicles and pick-up trucks, coupled with overall sustained economic growth.

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

THE RECAPITALIZATION

         On November 17, 1997, the Company entered into a stock subscription agreement with Hubcap Acquisition L.L.C. ("Hubcap Acquisition") pursuant to which Hubcap Acquisition acquired control of the Company. Hubcap Acquisition is a Delaware limited liability company whose members are KKR 1996 Fund L.P. and KKR Partners II, L.P., which are affiliates of Kohlberg Kravis Roberts & Co. L.P. ("KKR"). The acquisition consisted of an equity investment in the Company (the "Equity Investment") together with approximately $363.7 million of aggregate proceeds from certain financings described below (collectively, the "Financings") which were collectively used to redeem shares of Common
Stock of the Company ("Common Stock") owned by Phelps Dodge (the
"Redemption") and obtain a non-competition agreement. The Equity Investment, Financings, and Redemption are collectively referred to as the "Recapitalization." Immediately after the closing of the Recapitalization, Hubcap Acquisition owned 90% of the Common Stock and Phelps Dodge owned 10% of the Common Stock. Shortly after the Recapitalization, the Company sold additional shares of Common Stock and granted options to purchase Common
Stock to senior management of the Company representing, in the aggregate, approximately 10% of the fully diluted equity of the Company. Phelps Dodge subsequently sold its remaining interest in the Company to RSTW Partners III, L.P.

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

ACQUISITIONS

         ACCURIDE/KAISER WHEELS. On April 1, 1999, the Company acquired Kaiser Aluminum & Chemical Corporation's ("Kaiser") 50% interest in AKW L.P., a Delaware limited partnership ("AKW"), pursuant to the terms of a Purchase Agreement by and among the Company, Kaiser and Accuride Ventures, Inc., a wholly owned subsidiary of Accuride. In connection with the acquisition, AKW and Kaiser amended and restated an existing lease agreement pursuant to which AKW leases certain property from Kaiser. AKW was formed in 1997 as a 50-50 joint venture between Accuride and Kaiser to design, manufacture, and sell heavy-duty aluminum Wheels. The acquisition gives the Company 100% ownership of AKW. Total consideration paid to Kaiser for the 50% interest was approximately $71 million. The Company initially financed the acquisition through the Company's Revolver which was subsequently replaced by permanent financing through the Amended and Restated Credit Facility described below in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity." The acquisition has been accounted for by the purchase method of accounting. Goodwill recorded by the Company in connection with the acquisition is being amortized on the straight-line method over 40 years.

         ACCURIDE DE MEXICO. Most of the Company's Heavy/Medium Truck and Light Truck customers either already produce vehicles in Mexico or plan to do so in the near future. These customers have indicated that they will require local sourcing as they expand their operations in Mexico. Historically, the Company supplied OEMs in Mexico from its Henderson, Kentucky, facility and its Ontario, Canada, facility. On November 5, 1997, the Company invested $4.9 million for a 51% interest in Accuride de Mexico, S.A. de C.V. ("AdM"), a venture with Industria Automotriz, S.A. de C.V. ("IaSa"), Mexico's only commercial vehicle Wheel manufacturer. On July 16, 1999, the Company acquired IaSa's 49% interest in AdM, pursuant to the terms of a purchase agreement by and among the Company, IaSa and certain other parties. The acquisition gives the Company 100% control of AdM. Total consideration paid was $7.4 million, consisting of a $7.3 million cash payment to IaSa for its 49% interest and $0.1 million paid to other parties for fees and expenses. The Company expects to use AdM as a platform to supply the growing Latin American assembly operations of many of the Company's top customers, including Ford, Freightliner, General Motors, Navistar, Paccar and Volvo.

STRATEGIC ALLIANCES

         The Company has implemented a joint venture with The Goodyear Tire and Rubber Company ("Goodyear") to assemble Wheels and tires for Navistar to strengthen the Company's position in the worldwide Wheel industry. The Company and Goodyear formed AOT, Inc. ("AOT") in June 1991 in order to assemble Wheels and tires for Navistar near Navistar's truck assembly operation in Springfield, Ohio. The Company and Goodyear each own 50% of AOT. In April 1998 the Company and Goodyear formed Assembly On Time Canada Inc. (which subsequently changed its name to AOT Canada Ltd) as a wholly owned subsidiary of AOT to expand the AOT operations for Navistar to a new facility in Talbotville, Ontario, Canada.

INDUSTRY OVERVIEW

         The size of the steel and aluminum commercial vehicle Wheel industry for Heavy/Medium Trucks and Trailers in North America is approximately $0.7 billion. The size of the steel and aluminum commercial vehicle Wheel industry for Light Trucks in North America is approximately $1.4 billion. Wheels are produced for (i) Heavy/Medium Trucks, which are over-the-road vehicles designed to carry over 10,000 pounds such as large multi-axle rigs, buses and moving trucks; (ii) Trailers, which includes trailers and chassis; and (iii) Light Trucks, which are vehicles designed to carry under 10,000 pounds such as pick-up trucks, walk-in delivery vans and sport utility vehicles. Wheels produced for Heavy/Medium Trucks and Trailers are larger and heavier dual Wheels. Wheels produced for Light Trucks are smaller and lighter single or dual Wheels.

         The commercial Wheel industry may be categorized in three ways: (i) by vehicle category-Heavy/Medium Wheels and Light Truck Wheels, (ii) by production material-steel and aluminum Wheels, and (iii) by vehicle application-dual and single Wheels.

         HEAVY/MEDIUM WHEELS AND LIGHT TRUCK WHEELS. Heavy/Medium Wheels range in diameter from 17.5" to 24.5". Purchasers of Heavy/Medium Wheels consist primarily of Heavy/Medium Truck OEMs such as Freightliner, Paccar, Navistar, Mack, and Volvo, and Heavy/Medium Trailer OEMs such as Great Dane Limited Partnership ("Great Dane"), Utility Trailer Manufacturing Company ("Utility") and Wabash National, Inc. ("Wabash"). The Heavy/Medium Wheel segment is driven by the volume of Heavy/Medium Truck and Trailer manufacturing, which is tied to macroeconomic trends such as economic growth and fuel prices. In 1999, industry sales of Heavy/Medium Wheels in North America were approximately $0.7 billion.

         Light Truck Wheels range in diameter from 14" to 19.5". Purchasers of Light Truck Wheels consist primarily of Light Truck OEMs such as Ford and General Motors. The Light Truck Wheel market is driven by the volume of production of Light Trucks as well as the trend toward the use of larger diameter Light Truck Wheels in smaller Light Trucks such as sport utility vehicles to improve styling and performance. In 1999, industry sales of Light Truck Wheels in North America were approximately $1.4 billion.

         STEEL AND ALUMINUM WHEELS. Steel Wheels are more resistant to damage and hold a substantial price advantage over aluminum Wheels. Aluminum Wheels are generally lighter in weight, more readily stylized and approximately 3.5 times more expensive than steel Wheels. The growth of aluminum Heavy/Medium Wheel and Light Truck Wheel sales is driven by the increasing importance of the aesthetic aspect of Wheels, particularly in the Light Truck Wheel segment, and, to a lesser extent, reduced vehicle weight.

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

PRODUCTS AND SERVICES

         The Company has the broadest product line in the North American Heavy/Medium Wheel industry. The Company also competes in the Light Truck Wheel market for larger (with diameters of 16" and over) steel Wheels for Light Trucks. The Company offers steel and aluminum Wheels for Heavy/ Medium Trucks and Trailers, heavy-duty Wheels for the construction industry and stylized steel Wheels for Light Trucks. The Company does not produce smaller Wheels (with diameters under 16") or Wheels with diameters in excess of 24.5".

         The following table shows the size of each market served in 1999 and the Company's estimated market share of each such market.

                             ACCURIDE'S SHARE OF THE
                     1999 NORTH AMERICAN HEAVY/MEDIUM WHEEL
                          AND LIGHT TRUCK WHEEL MARKETS
                                 (EXCLUDES ADM)

                                                       Dual Wheels          Single Wheels             Total
                                                   -------------------   -------------------   --------------------
(dollars in millions)                                Size     Share(1)     Size     Share(1)     Size     Share(1)
---------------------                              --------   --------   --------   --------   --------   ---------
Heavy/Medium Wheels
Steel............................................    $362          77%        --         --     $  362       77%
Aluminum.........................................    $337          29%        --         --     $  337       29%
                                                     ----                                       ------
  Total Heavy/Medium Wheels......................    $699          66%        --         --     $  699       66%
                                                     ----                                       ------
Light Truck Wheels
Steel............................................    $ 49          87%    $  377          8%    $  426       14%
Aluminum.........................................    $ 12           0%    $  932          0%    $  944        0%
                                                     ----                 ------                ------
  Total Light Wheels.............................    $ 61          79%    $1,309          4%    $1,370        7%
                                                     ----                 ------                ------
Total............................................    $760                 $1,309                $2,069
                                                     ====                 ======                ======

CUSTOMERS
         The Company's customers fall into four general categories: (i) Heavy/Medium Truck OEMs (which represented approximately 53% of the Company's 1999 net sales); (ii) Trailer OEMs (which represented approximately 18% of the Company's 1999 net sales); (iii) Light Truck OEMs (which represented approximately 20% of the Company's 1999 net sales); and (iv) aftermarket distributors and others (which represented approximately 9% of the Company's 1999 net sales). Major customers include Freightliner, Volvo, Mack, Navistar and Paccar, which are Heavy/Medium Truck OEMs; Great Dane, Utility, Wabash, and Stoughton Trailers, Inc., which are Trailer OEMs; and Ford and General Motors, which are Light Truck OEMs. A large portion of the Company's business consists of sales to Ford, Freightliner, and Navistar, representing approximately 18.5%, 17.1% and 13.0% of 1999 net sales, respectively. The loss of a significant portion of the Company's sales to any of these OEMs could have a material adverse effect on the Company. The Company serves the aftermarket through a broad network of distributors.

         The Company's design engineers work closely with its customers to support the vehicle system design. Established contacts with OEM engineers enable the Company to track industry trends, including new features and styles, and to ensure that new products meet changing requirements for new vehicle systems. For example, over the last few years, the Company has responded to and worked with customers to complete
----------------
(1)      Share percentages have been calculated using a units sold basis.

significant new development programs in the areas of full-contoured styled Light Truck steel Wheels and styled-forged aluminum Wheels.

         In the Heavy/Medium Wheel industry, Wheels are designated as standard equipment by the OEM, although other Wheels may be selected by fleet managers as component parts for their fleets. Generally, OEMs will have one standard Wheel manufacturer for any given vehicle model. Because the Company is the only standard Steel Wheel manufacturer at all North American Heavy/Medium Truck OEMs, each Heavy/Medium Truck produced in North America will have Accuride Wheels unless the end-purchaser of a particular Heavy/Medium Truck (or fleet of Heavy/Medium Trucks) specifically requests a Wheel produced by another company. Light Truck OEMs will ordinarily designate more than one Wheel option as standard for any particular vehicle model and one Wheel supplier to supply each option. Consequently, for any particular vehicle model, more than one supplier may have its Wheels designated as standard equipment. OEMs determine which of the standard Wheels to use on any one vehicle depending on factors such as marketing, consumer preference and cost. In some cases, an OEM will allow an end-consumer to select a Wheel option from the set of Wheels designated as standard. The process of being designated as a standard supplier of a particular Wheel can take more than two years from the time of initial design to first delivery. A potential supplier must first develop a Wheel design based on styling and engineering specifications provided by the OEM. After a comprehensive engineering and feasibility review, the OEM designates a specific supplier for a particular Wheel. The duration of the designation is dependent upon the life cycle of the vehicle model. A supplier that designs, engineers, manufactures and conducts quality control testing is generally referred to as a "Tier I" supplier. The Company is a Tier I supplier for both Ford and General Motors and believes that its early involvement with the engineers from its customers affords it a competitive advantage.

MANUFACTURING

         CONTINUOUS PRODUCTIVITY IMPROVEMENT. The Company has developed and implemented a Cost Reduction and Productivity Program to continuously improve its operations and to modernize, upgrade and automate its manufacturing facilities. Since 1991, the Company has invested over $126 million to improve its facilities, which included selected use of robotics and other automation, connection of the automated component lines to the assembly lines, and improvement in product quality through upgrading of key processes. The success of this program is reflected in improvements in operating results, cost-reduction, capacity, product quality and plant safety. The majority of recent expenditures targeted the Tubeless Heavy/Medium Wheel production processes at both the Henderson, Kentucky, facility and the Ontario, Canada, facility, and the Erie, Pennsylvania, facility, and the Light Truck Dual Wheel production process at the Ontario, Canada, facility and Columbia, Tennessee, facility. The Company has budgeted approximately $37 million in 2000 (in addition to normal maintenance) for continued implementation of these productivity and capacity enhancement programs. See "Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations -Liquidity and Capital Resources." Management believes that its emphasis on low-cost manufacturing will continue to yield significant operational improvements, although no assurance of such improvements can be given.

         MANUFACTURING PROCESS. The Company's Wheels are made using seven primary manufacturing processes: stamping, spin forming, roll forming, welding, coating/finishing, forging and machining. The Company's steel Wheel products are produced by spin forming or stamping of the disc, roll forming of the rim, welding, coating and finishing. The Company's forged aluminum Wheels are made using forging, heat treating, spinning, machining and polishing processes. The following describes the major processes the Company uses to produce Wheels:

                  STAMPING. The Company makes discs for single Light Truck Wheels using stamping, which is the most cost-effective way to produce single steel discs because it requires the lowest cycle time per part of any available process. Stamping allows for thinner gauge steel to be used to reduce weight without sacrificing strength.

                  SPIN FORMING. The Company makes discs for dual Wheels by using spin forming, which produces discs with variable wall thickness, thus reducing weight and enhancing the strength-to-weight ratio of the Wheel. Spin forming also provides a high-quality product with low raw material usage and waste.

                  ROLL FORMING. The Company makes Light and Heavy/Medium steel rims using roll forming (feeding coiled steel through equipment that forms it into a cylinder, welds it, then feeds it through rim rollers to shape the rim). The Company has developed an extensive roll forming expertise in the 40-plus years that it has used this process and believes that it has one of the industry's highest quality yields for rim rolling.

                  COATING/FINISHING. The Company pre-treats all steel Wheels in zinc phosphate, then applies an electro-disposition coating ("E-coat"), which is an acrylic, cathodic, gray or white base coating that provides resistance to corrosion. Subsequently, some customers may choose to have the Company add a topcoat over the E-coat for further protection.

                  FORGING. The Company makes Heavy/Medium aluminum Wheels by using forging, in which an aluminum billet is compressed into a basic Wheel shape using high amounts of pressure and energy. Forgings are formed into their final shape using spinning (in the rim area) and by machining the entire contour to create final mounting dimensions and appearance. Forgings can offer decisive cost advantages, especially in high-volume production runs.

                  MACHINING. The Company uses machining processes at its UltraForge facility to convert processed forgings into finished machined wheels. Capital investments during 2000 will expand the UltraForge capability and add machining lines to the Erie facility. The Company feels that the control of the final machined finish is essential to meet customer appearance standards.

SUPPLIER RELATIONSHIPS

         STEEL SUPPLIERS. The Company has secured favorable pricing from a number of different suppliers by negotiating high-volume contracts with terms ranging from 1 to 3 years. While the Company believes that its supply contracts can be renewed on acceptable terms, there can be no assurance that such agreements can be renewed on such terms or at all. However, the Company believes that it is not dependent on long-term supply contracts for its steel requirements and has alternative sources available.

         ALUMINUM SUPPLIERS. The Company obtains aluminum through various third-party suppliers. The Company believes that aluminum is readily available from a variety of sources.

SALES AND MARKETING

         The Company has built its brand franchise with a targeted sales and marketing effort aimed at Heavy/Medium Truck OEMs, Trailer OEMs, Light Truck OEMs and independent distributors. The Company actively markets to major end users, including trucking fleets and dealers. The Company positions its sales managers near major customers such as Ford and General Motors in Detroit, Michigan and Freightliner in Portland, Oregon. Additional field sales personnel are geographically located throughout North America to service other OEMs, independent distributors, trucking fleets and dealers. New emphasis is being placed on targeting end-users as the Company commercializes premium products and expands its aluminum product line. The majority of the Company's core customers source their requirements either on annual contracts or standard sourcing contracts.

         The Company has appointed independent distributors in every major market area. These distributors are mostly members of the National Wheel and Rim Association and serve aftermarket needs and small OEMs not serviced directly by the Company. As a service to the aftermarket and small OEMs, the Company also provides order consolidation services from its warehouse in Taylor, Michigan.

COMPETITION

         The Company competes on the basis of price, delivery, quality, product line breadth and service. The Company's competitive advantages include long standing customer relationships, broad product lines, high quality products and low manufacturing costs. Due to the breadth of the Company's product line, the Company competes with different companies in different markets. The Company's principal competitor in the dual steel Heavy/Medium Wheel and single steel Light Truck Wheel markets is Hayes Lemmerz International, Inc. ("Hayes"). Recently, Hayes has been consolidating the operations of smaller participants in the dual steel Heavy/Medium Wheel market. In addition, Hayes has established a significant global presence through its acquisition of European wheel producer Lemmerz Holding GmbH. The Company believes that Hayes is the market leader in the single Light Truck Wheel market and in the passenger car Wheel industry, which are more diversified markets than the other markets in which the Company competes. In the dual steel Light Truck Wheel industry, the Company's principal competitor is Meritor Automotive, Inc. ("Meritor"), which has a 13% share. Meritor and the Company are the only suppliers of OEM steel dual Light Truck Wheels in North America. All of the dual Wheels sold by Meritor in North America are produced in Brazil. In the dual aluminum Heavy/Medium Wheel market, Accuride's principal competitor is Alcoa Aluminum Corporation of America ("Alcoa"), which the Company believes has the leading share in that market. Alcoa does not produce steel Wheels.

AKW PRODUCT RECALL

         On April 17, 1998, AKW submitted a notice to the National Highway Safety Administration ("NHSA") of AKW's intent to recall approximately 47,800 aluminum truck wheels (the "Recalled Wheels"), because a defect may exist in the Recalled Wheels that relates to motor vehicle safety. Kaiser, the Company's former partner in AKW, manufactured several hundred of the Recalled Wheels during the period April 23, 1997 through April 30, 1997. During the period May 1, 1997 through February 28, 1998, AKW manufactured all of the remaining Recalled Wheels. The Recalled Wheels were designed by the Company. AKW initially estimated that the total costs of recalling and replacing all of the Recalled Wheels would be approximately $6.8 million, an amount which could vary depending on the level of customer response to the recall, among other factors. Due to the Company's 50% ownership of AKW in 1998, the Company reflected a portion of the recall expenses ($3.4 million) as a reduction in "Equity in earnings of affiliates" in the Company's financial statements. On April 1, 1999, the Company acquired Kaisers 50% interest in AKW and thereby acquired 100% ownership of AKW. See "Item 1- Acquisitions - Accuride/Kaiser Wheels." In 1999, the estimated cost of replacing the Recalled Wheels was re-evaluated and reduced by $3.0 million to $3.8 million. Due to the Company's 100% ownership of AKW, $3.0 million of the cost reduction was recorded in the Company's consolidated statement of income. The Company believes that the recall will not have a material adverse effect on the Company. The Company is currently not aware of any product liability claims related to the Recalled Wheels. There can be no assurance, however, that no such claims will be made and that the Company will not experience any material product liability losses in the future.

EMPLOYEES

         As of December 31, 1999, the Company had 2,234 employees. The following facilities are currently unionized: Henderson, Kentucky, plant; London, Ontario, Canada, plant; Erie, Pennsylvania, plant; and the Monterrey, Mexico, plant.

         Hourly employees at the Henderson, Kentucky, facility are represented by the International Union, Automobile, Aerospace, and Agriculture Implement Workers of America ("UAW") Local #2036. The Company's contract with the UAW expired in February 1998. The Company was not able to negotiate a mutually acceptable agreement with the UAW, and a strike occurred at the Henderson, Kentucky, facility on February 20, 1998. Effective as of March 31, 1998, the Company began an indefinite lockout in order to provide security for plant personnel and equipment. The UAW has rejected all of the Company's offers, and the parties continue to be unable to reach an agreement. The Company is continuing to operate with its salaried employees and outside contractors. Currently, there is, and the Company believes that there will be, no supply disruption to the Company's customer base; however, there can be no assurance to that effect. A supply disruption to the Company's customer base could have a material adverse effect on the Company. Due to the improved performance of the Henderson, Kentucky, facility, management estimates that the strike has not affected pre-tax earnings in 1999. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview."

         Bargaining unit employees in the Ontario, Canada, facility are represented by National Automobile, Aerospace, Transportation, and General Workers Union of Canada ("CAW") Local #27. A new 3-year collective bargaining agreement was ratified on December 8, 1999. The new contract runs through March 13, 2003.

         Hourly employees at the Erie, Pennsylvania, facility are represented by the UAW Local # 1186. The existing contract was implemented in August 1998 and expires in August 2003.

         The Monterrey, Mexico, hourly employees are represented by El Sindicato Industrial de Trabajadores de Nuevo Leon. The current contract has been in place since November 1997 and is subject to renegotiation on an annual basis.

         The AOT operations located in Springfield, Ohio, and Talbotville, Ontario, Canada, have 58 and 28 employees, respectively.

RESEARCH AND DEVELOPMENT

         The Research and Development ("R&D") department is composed of 32 employees, 18 who are degreed engineers (seven with advanced degrees). The objectives of the R&D department are to design and develop new products, provide technical support and service to customers and to investigate and develop new process technology. Over the last few years, the Company has completed significant new development programs in the areas of full-faced styled steel Wheels, high strength, low alloy Wheels ("HSLA"), new designs in forged aluminum Wheels, cast aluminum Wheels for Heavy/Medium Truck applications in North America, and cladded wheels for Light Truck applications. Company-sponsored R & D costs for fiscal years 1999, 1998, and 1997 were approximately $5.2 million, $2.9 million and $3.7 million, respectively. These costs were expensed and included in general and administration expenses during the period incurred.

INTERNATIONAL SALES

         Sales to customers outside of the United States are considered international sales by the Company. International sales in 1999 were $38.3 million, or 7.6% of the Company's 1999 sales volume. For additional information, see footnote 15 to the "Notes to Consolidated Financial Statements" included herein.

PATENTS AND TRADEMARKS

         Accuride maintains a intellectual property estate, including patents and extensive proprietary knowledge of products and systems. The Company currently holds 7 patents and 9 patents pending relating to Wheel technology. The Company has applied for federal and international trademark protection for numerous marks. Although management believes that the patents and trademarks associated with the Company's various product lines are valuable to the Company, it does not consider any of them to be essential to its business.

BACKLOG

         The Company's production is based on firm customer orders and estimated future demand. Since firm orders generally do not extend beyond 15-45 days and the Company generally meets all requirements, backlogs are not considered significant.

SEASONALITY

         The Company's operations are typically seasonal as a result of regular customer maintenance and model changeover shutdowns, which normally occur in the third and fourth quarter of each calendar year. At times, this may result in decreased net sales and profitability during the Company's third and fourth fiscal quarters.

ENVIRONMENTAL MATTERS

         The Company's operations are subject to various federal, state and local requirements, including environmental laws. Under certain environmental laws, a current or previous owner or operator of property may be liable for the costs of removal or remediation of certain hazardous substances or petroleum products on, under or in such property, without regard to whether the owner or operator knew of, or caused, the presence of the contaminants, and regardless of whether the practices that resulted in the contamination were legal at the time they occurred. The presence of, or failure to remediate properly such substances, may adversely affect the ability to sell or rent such property or to borrow using such property as collateral. Persons who generate, arrange for the disposal or treatment of, or dispose of hazardous substances may be liable for the costs of investigation, remediation or removal of such hazardous substances at or from the disposal storage or treatment facility, regardless of whether such facility is owned or operated by such person. Additionally, the owner of a site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site. Compliance with environmental laws, stricter interpretations of or amendments to any such laws, or more vigorous enforcement policies by regulatory agencies with respect to any of them may require material expenditures by the Company. There can be no assurance that future regulations will not require the Company to modify its facilities to meet revised requirements of environmental laws.

         The nature of the Company's current and former operations and the history of industrial uses at its facilities expose the Company to the risk of liabilities or claims with respect to environmental and worker health and safety matters that could have a material adverse effect on the Company. Phelps Dodge has indemnified the Company with respect to environmental liabilities at the Henderson, Kentucky, facility and the Ontario, Canada, facility. The Phelps Dodge environmental indemnity, however, does not apply to liability or injury incurred or sustained by the Company attributable to the handling of hazardous substances at any time after the Recapitalization or any failure after the Recapitalization of the Company to be in compliance with any applicable environmental law or environmental permit. In addition, the Phelps Dodge environmental indemnity does not apply to liability or injury arising out of or resulting from the investigation, assessment or remediation of a hazardous substance not required by or under an environmental law. Kaiser has also indemnified the Company with respect to environmental liabilities at the Erie, Pennsylvania, facilities except (i) the Company shall be solely responsible for claims, losses and liabilities that are caused by or arise from any action by the Company or in connection with the conduct of the business by the Company, (ii) Kaiser and the Company shall be responsible for their appropriate share of such claims, losses and liabilities associated with contamination due to the failure of the Company to maintain the pits at the Erie, Pennsylvania, facility which contain hydraulic presses, (iii)
Kaiser and the Company shall be responsible for their appropriate share of such claims, losses and liabilities that arise from both the actions of Kaiser and the Company, or the conduct of the business by either of them or
(iv) to the extent that any fines or penalties assessed or threatened against the Company during the period in which Kaiser is implementing an environmental compliance plan at the Erie, Pennsylvania, facility exceed $1,000,000.

ITEM 2.    PROPERTIES

         The Company operates nine facilities in North America. The Company owns manufacturing facilities in Henderson, Kentucky; Columbia, Tennessee; Monterrey, Mexico; and London, Ontario, Canada. The Company also leases facilities in Erie, Pennsylvania, Cuyahoga Falls, Ohio, a distribution warehouse in Michigan, a sales office in the greater Detroit area, and an office building in Evansville, Indiana. The Company operates facilities in Springfield, Ohio, and Talbotville, Ontario, Canada, through its joint venture with Goodyear. The Company believes that its plants are adequate and suitable for the manufacturing of products for the markets in which it sells. The Henderson facility, Ontario facility, Erie facility, and the joint venture facilities are operating at or near capacity.

         The Company's corporate, manufacturing, sales, warehouse, and research facilities are as follows:


                                    SQUARE                                                     OWNED/
         LOCATION                    FEET                          USE                         LEASED
         --------                   ------                         ---                         ------
London, Ontario, Canada             462,993 Heavy/Medium Steel Wheels; steel Light Truck    Owned
                                            Wheels
Henderson, Kentucky (a)             364,365 R&D; Heavy/Medium Steel Wheels                  Owned/Leased
Taylor, Michigan (b)                 75,000 Warehouse                                       Leased
Springfield, Ohio (c)               136,000 Wheel and tire assemblies for Navistar          Owned
Talbotville, Ontario, Canada (d)    159,140 Wheel and tire assemblies for Navistar          Owned
Erie, Pennsylvania (e)              126,000 Aluminum Wheels forging                         Owned/Leased
Cuyahoga Falls, Ohio (f)            131,700 Aluminum Wheels machining                       Owned/Leased
Columbia, Tennessee (g)             340,000 Steel Light Truck Wheels                        Owned
Monterrey, Mexico (h)               262,000 Steel Wheels                                    Owned
Evansville, Indiana (i)              37,229 Corporate headquarters of the Company           Leased
Northville, Michigan (j)              4,334 Sales Office                                    Leased


----------

a) The land on which this facility is located is leased pursuant to an industrial revenue financing arrangement. In February 1999, the initial 25-year term expired and the lease was renewed for an additional 25-year period with monthly lease payments of $1,333.00. At anytime during the renewal period, the Company has the right to repurchase the land for $1.00.

b) The warehouse is leased from The Package Company under a ten year lease at the rate of $21,587 per month.

c) Owned by AOT, the joint venture with Goodyear. See "Item 1-Business - -Strategic Alliances."

d) Owned by AOT Canada Ltd. (a subsidiary of AOT) as part of the joint venture with Goodyear. See "Item 1-Strategic Alliances."

e) The equipment is owned by AKW, and the building is leased by AKW under a ten-year lease from Kaiser at the rate of $1.00 per year. The initial term of the lease expires in 2007. See "Item 1-Business Acquisitions - Accuride/Kaiser Wheels."

f) The equipment is owned by AKW, and the building is leased by AKW from The Bell Company. The building lease was renewed in June 1999 with monthly lease payments of $30,041. The lease expires in June 2001, with an option to renew. See "Item 1-Business -Acquisitions -Accuride/Kaiser Wheels."

g)       This facility began production in mid-1998.

h)       This facility began production in July 1999.

i) The building is leased from Woodward, LLC under a ten-year lease at the rate of $41,106 per month for the first 60 months of the lease and $45,232 per month thereafter. The Company moved into this new office facility in November 1999.

j) The building is leased from Northwood Corporate Park, LP under a five-year lease that began December 1, 1997 at a rate of $6,230 per month.

         The address of the Company's principal executive office is 7140 Office Circle, Evansville, Indiana 47715, and the Company's phone number is (812) 962-5000.

ITEM 3.      LEGAL PROCEEDINGS

         Neither the Company nor any of its subsidiaries is a party to any material legal proceeding. However, the Company from time-to-time is involved in ordinary routine litigation incidental to its business.

ITEM 4.      SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

                                     PART II


ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

         The Company's Common Stock is privately held and not listed on any public market. As of March 1, 2000, there were approximately 55 holders of the Company's Common Stock.

DIVIDEND POLICY

         The Company has not declared or paid cash dividends on its Common Stock. The Company currently intends to retain any future earnings to finance the growth and development of its business and therefore does not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay cash dividends will be made by the Board of Directors in light of the Company's earnings, financial position, capital requirements and such other factors as the Board of Directors deems relevant. The payment of dividends is restricted under the terms of the Credit Facility and the Indenture. See "Item 7- Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

RECENT SALES OF UNREGISTERED SECURITIES

         During the 1999 fiscal year, the Company issued 116 shares of the Company's Common Stock to certain members of management for aggregate consideration in cash and secured promissory notes of approximately $0.6 million. During such period, the Company also issued options to purchase 221 shares of Common Stock to such members of management. The exercise price of such options is $5,000 per share. None of these securities were registered under the Securities Act. Such issuances of Common Stock and options to purchase Common Stock were made pursuant to the 1998 Stock Purchase and Option Plan for Employees of Accuride Corporation and Subsidiaries. In each of the above instances, exemption from registration under the Securities Act was based upon the grounds that the issuance of such securities either (i) did not involve a public offering within the meaning of Section 4(2) of the Securities Act or (ii) was offered and sold pursuant to a compensatory benefit plan within the meaning of Rule 701 of the Securities Act. See "Item 11-Executive Compensation - Employee Equity Arrangements."

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

SELECTED HISTORICAL OPERATIONS DATA (In thousands, except per share data)


                                              1999          1998           1997           1996           1995
                                              ----          ----           ----           ----           ----
                                                              FISCAL YEAR ENDED DECEMBER 31,
(DOLLARS IN THOUSANDS)
OPERATING DATA:
Net sales (a).........................      $505,854      $383,583       $332,966       $307,830       $357,802
Gross profit (b)......................       115,078        82,554         65,994         61,723         64,549
Operating expenses (c)................        33,493        34,034         21,316         17,941         16,869
Income from operations(b).............        81,585        48,520         44,678         43,782         47,680
Interest income (expense), net........       (38,988)      (32,311)           385            400            717
Equity in earnings of affiliates......         2,316         3,929          4,384            115            300
Other income (expense), net (d).......        (1,081)       (2,904)           719           (381)        (1,375)
Net income............................        25,331         7,951         27,837         26,466         26,592
Income from operations, per share.....        _             _              _              _              _
OTHER DATA:
Adjusted EBITDA (e)...................      $111,682       $88,160        $76,888        $64,023        $70,101
Adjusted EBITDA Margin (f)............         21.6%         21.1%          21.8%          20.8%          19.5%
Net cash provided by (used in):
      Operating activities............        86,835        22,662         38,219         43,678         50,012
      Investing activities............      (124,324)      (44,669)       (47,065)        (9,370)        (6,766)
      Financing activities............        66,511        18,060          9,953        (37,463)       (57,718)
Cash interest expense (g).............        37,841        31,450            145             33             35
Depreciation and amortization.........        29,784        24,926         20,726         20,126         21,121
Capital expenditures..................        44,507        46,579         24,032          9,584          6,960
BALANCE SHEET DATA (END OF PERIOD):
Cash and cash equivalents.............       $32,493        $3,471         $7,418         $6,311         $9,466
Working capital.......................        40,492        49,628         27,416         38,608         34,785
Total assets..........................       525,772       404,925        347,447        288,703        298,900
Total debt............................       460,561       393,200         16,040         _              _
Stockholders' equity (deficiency).....       (32,131)      (58,096)       256,055        228,451        239,081


----------

(a) Results of operations for the year ended December 31, 1997 (subsequent to May 1997) do not reflect net sales and gross profit for aluminum Wheels due to the formation of the AKW joint venture with Kaiser. Net sales and gross profit for aluminum Wheels were $19.1 million and $1.1 million, respectively, for the period beginning on January 1, 1997 and ending on April 30, 1997. Results of operations for the year ended December 31, 1999 are based on the Company's 50% ownership of AKW through March 31, 1999 and 100% ownership of AKW since April 1, 1999. Net sales and gross profit for aluminum wheels for the 9-month period from April 1, 1999 through December 31, 1999 were $76.1 million and $22.1 million, respectively. See "Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations."

(b) Gross profit and income from operations for the year ended December 31, 1997 reflect $7.1 million of costs incurred in connection with the strike in early 1997 at the Company's facility in Ontario, Canada. Gross profit and income from operations for 1998 reflect $3.9 million of costs incurred in connection with the strike in 1998 at the Company's facility in Henderson, Kentucky, and $1.1 million of restructuring charges related to Accuride Canada, Inc. Gross profit and income from operations for 1999 reflect a reduction to cost of $3.0 million related to the favorable AKW recall adjustment. See "Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations."

(c) Operating expenses include selling, general and administrative plus (i) $3.3 million of start-up costs related to the Columbia, Tennessee, facility incurred during 1998, (ii) $1.9 million of management retention bonuses reimbursed by Phelps Dodge in 1998, and (iii) $2.2 million of Recapitalization professional fees recorded in 1998.

(d) Other income (expense), net consists of currency hedging and foreign exchange gains and losses related to the Company's Canadian and Mexican operations.

(e) Adjusted EBITDA for 1999 represents income from operations plus depreciation and amortization, net of $1.9 million in amortization of deferred financing costs plus equity in earnings of affiliates, plus
         (i) $1.4 million of fees associated with merger and acquisition activities less (ii) $1.5 million associated with the AKW wheel recall adjustment. This $1.5 million represents 50% of the $3.0 million reduction in the AKW product recall reserve. See "Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations." Adjusted EBITDA for 1998 represents income from operations plus depreciation and amortization, net of $1.7 million in amortization of deferred financing costs plus equity in earnings of affiliates, plus
         (i) $1.1 million of estimated restructuring costs at the London, Ontario facility, (ii) $3.4 million representing the impact of the AKW wheel recall campaign implemented in 1998, (iii) $1.9 million of management retention bonuses reimbursed by Phelps Dodge in 1998, (iv) $2.2 million of Recapitalization professional fees and (v) $3.9 million of costs incurred in connection with the strike in 1998 at the Henderson, Kentucky, facility. In determining Adjusted EBITDA for 1997, income from operations has been increased by depreciation and amortization, equity in earnings of affiliates and $7.1 million representing the estimated impact of the strike at the London, Ontario, facility that occurred during the first quarter of 1997. Adjusted EBITDA is not intended to represent cash flows from operations as defined by generally accepted accounting principles ("GAAP") and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. Adjusted EBITDA is included in this Annual Report as it is a basis upon which the Company assesses its financial performance and certain covenants in the Company's borrowing arrangements are tied to similar measures.

(f) Represents Adjusted EBITDA before equity in earnings of affiliates and before the $3.4 million impact of the AKW wheel recall campaign implemented in 1998, as a percentage of net sales.

(g) Cash interest expense represents interest expense exclusive of $1.9 million and $1.7 million amortization of deferred financing costs for the years ended December 31, 1999 and December 31, 1998, respectively.

ITEM 7.               MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

          The following discussion should be read in conjunction with the "Selected Consolidated Financial Data" and the Company's Consolidated Financial Statements and the notes thereto, all included elsewhere herein. The information set forth in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes forward-looking statements that involve risks and uncertainties. Many factors could cause actual results to differ materially from those contained in the forward-looking statements below. See "Factors That May Affect Future Results."

GENERAL

          NET SALES. The Company derives a substantial portion of its net sales from the sale of steel and aluminum Wheels to North American Heavy/Medium Truck, Trailer OEMs, and sales of steel wheels to the Light Truck OEMs. In addition, the Company supplies the aftermarket with replacement products. Revenues are recognized upon shipment to customers from the Company's production facilities.

         Prior to May 1997, the Company participated in the aluminum Wheel market through a twenty-five year buy-and-resell agreement with Kaiser. Under that agreement, aluminum Wheels were engineered and designed by the Company, manufactured by Kaiser and sold through the Company's distribution channels under the Accuride name. Therefore, the Company's results of operations reflected revenues received from the sale of aluminum Wheels and the cost of acquiring the Wheels from Kaiser. In May 1997, the Company invested $20.8 million for a 50% interest in AKW, a joint venture with Kaiser which acquired Kaiser's Wheel operations in Erie, Pennsylvania, and Cuyahoga Falls, Ohio. On April 1, 1999 the Company acquired Kaiser's 50% interest in AKW for total compensation of approximately $71 million. Since its inception, AKW has increased its capacity by over 50%. Despite this recent expansion, AKW continues to operate at or near capacity and is in the process of increasing capacity further to meet customer demand. The Company's participation in AKW's earnings was recorded on an equity basis from the establishment of the joint venture through March 31, 1999. Accordingly, during this period, the Company's financial results are not directly comparable to periods prior to May 1997. Subsequent to March 31, 1999, revenues of AKW were consolidated on a 100% basis for accounting purposes.

         In November, 1997, the Company invested $4.9 million to establish AdM, a 51%-owned venture with IaSa, Mexico's only commercial vehicle Wheel manufacturer. On July 16, 1999, the Company acquired IaSa's 49% interest in AdM, pursuant to the terms of a purchase agreement by and among the Company, IaSa and certain other parties. The acquisition gives the Company 100% control of AdM. Total consideration paid was $7.4 million, consisting of a $7.3 million cash payment to IaSa for IaSa's 49% interest, and $0.1 million paid to other parties for fees and expenses. The Company expects to use AdM as a platform to supply the growing Latin American assembly operations of many of its top customers, including Ford, Freightliner, General Motors, Navistar, Paccar and Volvo.

         In order to expand its presence in the growing Light Wheel market, the Company developed the Columbia, Tennessee, facility, which began production in August 1998.

         Sales to customers outside of the United States are considered international sales by the Company. International sales in 1999 were $38.3 million, or 7.6% of the Company's 1999 sales volume. For additional information, see footnote 15 to the "Notes to Consolidated Financial Statements" included herein.

         Steel Wheel sales volume for the fiscal year ended 1997 exceeded 1996 levels by 22%. Steel Wheel sales volume for the fiscal year ended 1998 exceeded 1997 levels by 22%. Steel Wheel sales volume for the fiscal year ended 1999 exceeded 1998 levels by 12%.

         GROSS PROFIT. The Company continuously strives to improve productivity, increase quality and lower costs. Management has budgeted approximately $37.0 million in 2000 for productivity and capacity initiatives (in addition to normal maintenance) and believes that the Company's emphasis on low-cost manufacturing will continue to yield significant operational improvements. The $37.0 million productivity initiatives include investments to expand capacity, to automate and reduce manual operations, to improve both material and labor efficiencies, and to increase throughput on assembly lines, disc blankers and paint processes.

         During 1999, steel costs were relatively constant, reflecting both overall stability in the steel market as well as the Company's efforts to improve its material efficiency and supply sources.

         The Company believes that the experience of its labor force is a significant element in maintaining low-cost production. However, the Company has experienced two significant labor problems in the past few years. In the first quarter of 1997, the Company experienced a 53-day strike at the Ontario, Canada, facility. The Company estimates that the strike at the Ontario, Canada facility negatively impacted 1997 gross profit by $7.1 million. The Company's contract with the UAW covering employees at the Henderson, Kentucky, facility expired in February 1998. The Company was not able to negotiate a mutually acceptable agreement with the UAW, and a strike occurred at the Henderson, Kentucky, facility on February 20, 1998. Effective March 31, 1998, the Company began an indefinite lockout in order to provide security for plant personnel and equipment. The UAW has rejected all of the Company's offers and the parties continue to be unable to reach an agreement. The Company is continuing to operate with its salaried employees and outside contractors. Currently there is, and the Company believes that there will be, no supply disruption to the Company's customer base; however, there can be no assurance to that effect. A supply disruption to the Company's customer base could have a material adverse effect on the Company. The Company estimates that the strike at the Henderson, Kentucky, facility negatively effected 1998 gross profit by $3.9 million; however, due to improved performance by the salaried employees and outside contractors at the Henderson, Kentucky, facility in 1999, the strike had no adverse impact on 1999 pre-tax earnings.

         OPERATING EXPENSES. Operating expenses are comprised of selling, general and administrative ("SG&A"), fees associated with merger and acquisition activities, and various start up costs. SG&A is comprised of corporate overhead, such as marketing and sales, research and development, finance, human resources, and administrative as well as related professional consulting fees. In an effort to support its growth initiatives and its stand-alone status, the Company has invested in additional professional and administrative resources, primarily in sales and marketing. These resource additions resulted in increased SG&A for 1997, 1998 and 1999.

         EQUITY IN EARNINGS OF AFFILIATES. Equity in earnings of affiliates includes the Company's income from (i) AKW, from its inception in May 1997 through March 31, 1999, and (ii) AOT, which provides Navistar with Wheel/tire assembly services. Income from AKW and AOT was reported on the equity method, for the applicable periods, and represents the Company's share of such joint ventures' net income. AKW total sales for the three-month period ended March 31, 1999 were $23.9 million. For the fiscal year ended December 31, 1998, AKW total sales were $86.9 million. AOT total sales were $8.8 million and $7.8 million for the fiscal years 1999 and 1998, respectively.

         ADJUSTED EBITDA. Adjusted EBITDA for 1999 represents income from operations plus depreciation and amortization, net of $1.9 million in amortization of deferred financing costs, plus equity in earnings of affiliates, plus (i) $1.4 million of costs associated with merger and acquisition activities, less (ii) $1.5 million of costs associated with the AKW wheel recall campaign which were recovered in 1999. For additional information, see "AKW Product Recall" below. Adjusted EBITDA for 1998 represents income from operations plus depreciation and amortization, net of $1.7 million in amortization of deferred financing costs in 1998 plus equity in earnings of affiliates, plus (i) $1.1 million of restructuring charges incurred in 1998, (ii) $3.4 million representing the impact of the AKW wheel recall campaign implemented in 1998,

(iii) $1.9 million of management retention bonuses reimbursed by Phelps Dodge in 1998, (iv) $2.2 million of Recapitalization professional fees recorded in 1998 and (v) $3.9 million of costs incurred in connection with the strike in 1998 at the Henderson, Kentucky, facility. Adjusted EBITDA is not intended to represent cash flows from operations as defined by GAAP and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity.

AKW PRODUCT RECALL

         On April 17, 1998, AKW submitted a notice to the National Highway Safety Administration ("NHSA") of AKW's intent to recall approximately 47,800 aluminum truck wheels (the "Recalled Wheels"), because a defect may exist in the Recalled Wheels that relates to motor vehicle safety. Kaiser, the Company's former partner in AKW, manufactured several hundred of the Recalled Wheels during the period April 23, 1997 through April 30, 1997. During the period May 1, 1997 through February 28, 1998, AKW manufactured all of the remaining Recalled Wheels. The Recalled Wheels were designed by the Company. AKW initially estimated that the total costs of recalling and replacing all of the Recalled Wheels would be approximately $6.8 million, an amount which could vary depending on the level of customer response to the recall, among other factors. Due to the Company's 50% ownership of AKW in 1998, the Company reflected a portion of the recall expenses ($3.4 million) as a reduction in "Equity in earnings of affiliates" in the Company's financial statements. On April 1, 1999, the Company acquired Kaiser's 50% interest in AKW and thereby acquired 100% ownership of AKW. See "Item 1 - Accuride/Kaiser Wheels - Acquisitions." In 1999, the estimated cost of replacing the Recalled Wheels was re-evaluated and reduced by $3.0 million to $3.8 million. Due to the Company's 100% ownership of AKW, $3.0 million of the cost reduction was recorded in the Company's consolidated statement of income. The Company believes that the recall will not have a material adverse effect on the Company. The Company is currently not aware of any product liability claims related to the Recalled Wheels. There can be no assurance, however, that no such claims will be made and that the Company will not experience any material product liability losses in the future. See "Item 1 - Acquisitions - Accuride/Kaiser Wheels."

RESULTS OF OPERATIONS

COMPARISON OF FISCAL YEARS 1999 AND 1998

The following table sets forth certain income statement information of the Company for the fiscal years ended December 31, 1999 and December 31, 1998:


                                                                    FISCAL 1999             FISCAL 1998
                                                                    -----------             -----------
                                                                          (DOLLARS IN THOUSANDS)
Net sales.................................................      $505,854     100.0%     $383,583     100.0%
Gross profit..............................................       115,078      22.7%       82,554      21.5%
Operating expenses........................................        33,493       6.6%       34,034       8.9%
Income from operations....................................        81,585      16.1%       48,520      12.6%
Equity in earnings of affiliates..........................         2,316       0.5%        3,929       1.0%
Other Expense.............................................       (40,069)    (7.9%)     (35,215)     (9.2%)
Net income................................................        25,331       5.0%        7,951       2.1%
OTHER DATA:
Adjusted EBITDA...........................................       111,682   21.6%(a)       88,160   21.1%(a)


-----------
(a) Represents Adjusted EBITDA less adjusted equity in earnings of affiliates as a percent of sales.

         NET SALES. Net sales increased by $122.3 million, or 31.9%, in 1999 to $505.9 million, compared to $383.6 million for 1998. The increase in net sales is primarily due to (i) including total sales from AKW with the consolidated sales of the Company effective April 1, 1999, the date of the AKW acquisition,
(ii) an
increase in sales at Columbia, Tennessee, facility and (iii) an increase in industry volumes for heavy/medium wheels. Sales from AKW in 1999 were $76.1 million compared to $0 in 1998 as AKW was previously accounted for on the equity method as "equity in earnings of affiliates" and was not consolidated prior to the acquisition. Excluding the $76.1 million in sales at AKW, net sales would have increased by $46.2 million, or 12.0%, in 1999 compared to 1998. Sales of products from the new Columbia, Tennessee, facility, which started operations in August 1998, were $34.5 million in 1999 compared to $10.3 million in 1998. The remaining increase in sales of $22.0 million is a result of an increase in industry volume.

         GROSS PROFIT. Gross profit increased by $32.5 million, or 39.3%, to $115.1 million for 1999 from $82.6 million for 1998. The $32.5 million increase in gross profit was due to (i) $22.1 million gross profit at AKW, which has been accounted for on a consolidated basis effective with the AKW acquisition on April 1, 1999, and (ii) an overall increase in industry medium/heavy wheels sales volume. Partially offsetting this increase were lower gross profits at AdM. AdM's gross profit decreased $3.8 million from $8.9 million in 1998 to $5.1 million in 1999. The decrease in gross profit at AdM was due to a slowdown in the Latin American market and higher than anticipated ramp up costs of the new AdM facility. Gross profit percent for the total Company improved by 1.2% from 21.5% in 1998 to 22.7% in 1999. The increase in gross profit as a percentage of sales is primarily due to an overall increase in volume and resulting per unit cost reductions. The improvements were achieved by effectively controlling the costs associated with the labor strike at the Henderson, Kentucky, facility and a reduction in costs associated with the August 1998 start up of the Columbia, Tennessee, facility.

         OPERATING EXPENSES. Operating expenses decreased by $0.5 million, or 1.5% to $33.5 million for 1999 from $34.0 million for 1998. This decrease was due to one-time operating expenses of $3.3 million incurred in 1998 for start-up costs relating to the new Columbia, Tennessee, facility; professional fees of $2.2 million related to the Company's recapitalization; and the management retention bonuses of $1.9 million paid by Phelps Dodge Corporation, a previous principal stockholder in conjunction with the Company's recapitalization. Excluding the 1998 expenses for the Columbia, Tennessee, facility start-up costs, the professional fees related to the recapitalization and the management retention bonuses, operating expenses increased by $6.9 million from $26.6 million in 1998 to $33.5 million in 1999. This increase was primarily due to (i) a $2.0 million increase in selling, general and administrative expense and research and development costs associated with AKW, which has been accounted for on a consolidated basis effective with the AKW acquisition on April 1, 1999,
(ii) $1.0 million of goodwill associated with the acquisition of AKW, (iii) $1.4 million of costs related to aborted mergers and acquisitions activities, (iv) $1.5 million increase in research and development cost, and (v) $0.9 million increase in SG&A expenses related to increased stand-alone costs.

         EQUITY IN EARNINGS OF AFFILIATES. Equity in earnings of affiliates decreased by approximately $1.6 million to $2.3 million for 1999 from $3.9 million for 1998. The decrease is the direct result of the AKW acquisition on April 1, 1999 and the subsequent change in accounting from the equity method to reporting on a consolidated basis.

         OTHER INCOME (EXPENSE). Interest expense increased to $39.8 million for 1999 compared to $33.1 million for 1998 due to the increased debt incurred related to the acquisition of AKW on April 1, 1999. Other expenses decreased by $1.8 million to $0.3 million. The $0.3 million consists primarily of currency loss offset by interest income.

         ADJUSTED EBITDA. Adjusted EBITDA increased by $23.5 million, or 26.6%, to $111.7 million for 1999 from $88.2 million for 1998 due to higher steel product sales volume. In determining Adjusted EBITDA for 1999, income from operations has been increased by depreciation and amortization (except for amortization of deferred financing costs), equity in earnings of affiliates, $1.4 million of costs related to aborted merger and acquisition activities, and decreased by $1.5 million related to the re-evaluation of the

AKW wheel recall campaign. See "AKW Product Recall." In determining Adjusted EBITDA for 1998, income from operations has been increased by depreciation and amortization (except for amortization of deferred financing costs), equity in earnings of affiliates and (i) an estimated $3.9 million of costs incurred in connection with the strike in 1998 at the Company's facility in Henderson, Kentucky, (ii) $1.9 million of management retention bonuses reimbursed by Phelps Dodge, a previous principal stockholder, in 1998, (iii) $2.2 million of Recapitalization professional fees, (iv) $3.4 million representing the impact of the AKW wheel recall campaign implemented in 1998 and (v) $1.1 million of estimated restructuring costs at the London, Ontario, facility.

         NET INCOME. Net income increased by $17.3 million, or 216 %, to $25.3 million for 1999 from $8.0 million for 1998. The increase was a result of higher pretax earnings in 1999, as described above, a lower effective tax rate, and a decrease in minority interest due to the acquisition of AdM on July 16, 1999.

COMPARISON OF FISCAL YEARS 1998 AND 1997

The following table sets forth certain income statement information of the Company for the fiscal years ended December 31, 1998 and December 31, 1997:

                                                                     FISCAL 1998              FISCAL 1997
                                                                     -----------              -----------
                                                                             (DOLLARS IN THOUSANDS)
Net sales.................................................      $383,583     100.0%   $332,966       100.0%
Gross profit..............................................        82,554      21.5%    65,994         19.8%
Operating expenses........................................        34,034       8.9%    21,316          6.4%
Income from operations....................................        48,520      12.6%    44,678         13.4%
Equity in earnings of affiliates..........................         3,929       1.0%    4,384           1.3%
Other Income (expense)....................................       (35,215)    (9.2%)    1,104           0.3%
Net income................................................         7,951       2.1%    27,837          8.4%
OTHER DATA:
Adjusted EBITDA...........................................        88,160   21.1%(a)   $76,888      21.8%(a)

-----------
(a) Represents Adjusted EBITDA less adjusted equity in earnings of affiliates as a percent of sales.

         NET SALES. Net sales increased by $50.6 million, or 15.2%, in 1998 to $383.6 million, compared to $333.0 million for 1997. The increase in net sales is primarily due to increased industry volume and sales by AdM, which was formed in November, 1997. Sales of aluminum wheels prior to the formation of the AKW joint venture in May, 1997, were reflected in the Company's net sales and gross profit amounts through the former buy and resell agreement between the Company and Kaiser. Earnings from the AKW joint venture are currently reflected in other income as "equity in earnings of affiliates." Excluding $19.1 million in net sales of aluminum products through the buy and resell agreement for the four month period ended April 30, 1997, net sales increased by $69.7 million, or 22.2%, to $383.6 million for 1998 compared to $313.9 million for 1997.

         GROSS PROFIT. Gross profit increased by $16.6 million, or 25.1%, to $82.6 million for 1998 from $66.0 million for 1997. Gross profit as a percentage of net sales increased to 21.5% for 1998 from 19.8% for 1997. Production costs were higher for 1997 due to estimated incremental strike costs of $7.1 million at the London, Ontario, facility, partially offset by estimated incremental strike costs of $3.9 million at the Henderson, Kentucky, facility in 1998. Additionally, 1997 included aluminum sales under the buy and resell agreement, which had significantly lower margins than steel wheel sales. Excluding strike costs in 1997 and 1998 and $1.1 million in gross profit relating to sales of aluminum products through the buy and resell agreement for the first four months of 1997, gross profit increased by $14.5 million, or 20.1%, to $86.5 million for 1998 from $72.0 million for 1997.

         OPERATING EXPENSES. Operating expenses increased by $12.7 million, or 59.7% to $34.0 million for 1998 from $21.3 million for 1997. This increase was primarily due to start-up costs of $3.3 million relating to the new Tennessee light truck wheels facility, management retention bonuses of $1.9 million reimbursed by Phelps Dodge in conjunction with the Recapitalization, professional fees related to the Recapitalization of $2.2 million and SG&A expenses of AdM of $2.7 million. Excluding the expenses recorded for start-up costs, management retention bonuses and Recapitalization professional fees for 1998, operating expenses as a percentage of net sales increased to 6.9% for 1998 from 6.4% for 1997 primarily due to stand alone costs associated with operating as a separate company since the Recapitalization.

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

         OTHER INCOME (EXPENSE). Interest expense increased to $33.1 million for 1998 compared to $145,000 for 1997 due to the debt incurred related to the Recapitalization on January 21, 1998. Other expenses increased by $3.6 million due to a $2.6 million loss on forward exchange contracts and $1.5 million of currency losses incurred at AdM, partially offset by $0.5 million currency gains incurred at Accuride Canada, Inc.

         ADJUSTED EBITDA. Adjusted EBITDA increased by $11.3 million, or 14.7%, to $88.2 million for 1998 from $76.9 million for 1997 due to higher steel product sales volume. In determining Adjusted EBITDA for 1998, income from operations has been increased by depreciation and amortization (except for amortization of deferred financing costs), equity in earnings of affiliates and (i) an estimated $3.9 million of costs incurred in connection with the strike in 1998 at the Company's facility in Henderson, Kentucky,
(ii) $1.9 million of management retention bonuses reimbursed by Phelps Dodge, a previous principal stockholder, in 1998, (iii) $2.2 million of Recapitalization professional fees, (iv) $3.4 million representing the impact of the AKW wheel recall campaign implemented in 1998 and (v) $1.1 million of estimated restructuring costs at the London, Ontario, facility. In determining Adjusted EBITDA for 1997, income from operations has been increased by depreciation and amortization, equity in earnings of affiliates and $7.1 million representing the estimated impact of the strike at the London, Ontario, facility in the first quarter of 1997.

         NET INCOME. Net income decreased by $19.8 million, or 71.2%, to $8.0 million for 1998 from $27.8 million for 1997, due to lower pretax earnings, as described above, and a higher effective tax rate.

EFFECTS OF INFLATION.

         The effects of inflation were not considered material during fiscal years 1999, 1998 or 1997.


CAPITAL RESOURCES AND LIQUIDITY

         The Company's primary sources of liquidity are cash flow from operations and borrowing under the Revolver. The Company's primary uses of cash are funding working capital, capital expenditures under the Company's expansion plans and debt service.

         As of December 31, 1999, the Company had cash and short-term investments of $32.5 million compared to $3.5 million at the beginning of the year. The Company's operating activities provided $86.8 million and the financing activities provided $66.5 million which were used to fund the Company's investing activities of $124.3 million and an increase in cash and cash equivalents of $29.0 million.

         Investing activities during the year ended December 31, 1999 were $124.3 million compared to $46.6 million for the year ended December 31, 1998. Included in the 1999 investing activities were the AdM Acquisition of $7.4 million and the AKW Acquisition of $71.1 million. Also included in the 1999 investing activities were capital expenditures at AdM of $15.2 million, at AKW of $8.8, at Columbia, Tennessee, of $1.8 million and capital spending for the base business of $20.0 million. In 1998, investing activities included capital expenditures for the new facilities at AdM of $16.7 million and Columbia, Tennessee, of $15.8 million as well as capital spending for the base business of $14.1 million.

         Cash flow from financing activities during the year ended December 31, 1999 was $66.5 million compared to $18.1 million for the year ended December 31, 1998.

         The Company incurred capital expenditures in 1999 of $46.1 million. The Company expects its capital expenditures to be in the $45 million to $50 million range in 2000. It is anticipated that these expenditures will fund
(i) approximately $2.4 million for technology advancement projects; (ii) investments in productivity and capacity expansion improvements in 2000 of approximately $37 million; (iii) maintenance of business expenditures of approximately $10.1 million; and (iv) quality improvements of approximately $1.8 million. Future investments in productivity improvements are expected to be focused on capacity expansion, additional automation, shop floor and engineering systems and improved coating capabilities.

         The Company anticipates that AdM will require additional funding in 2000 to acquire equipment and to fund various start-up costs and working capital needs of the Monterrey, Mexico, facility. The Monterrey, Mexico, facility started operations in July 1999. Total project costs through 1999 were $33.7 million, of which $15.2 million was spent during the year ended December 31, 1999. The Company finalized a $32.5 million credit facility for AdM on July 9, 1998. This credit facility is comprised of a term loan of $25.0 million and a working capital facility of $7.5 million. As of December 31, 1999 the credit facility was fully drawn. Repayment of the term loan is to be made in eight substantially equal quarterly installments commencing June 25, 2001. The working capital facility terminates on July 9, 2000, unless extended for successive one-year periods at the option of the lenders. Interest on the term loan and working capital advances is based on the applicable London interbank offered rate ("LIBOR") plus an applicable margin. Effective September 13, 1999 the AdM credit facility was amended to reflect a parent guaranty executed by the Company, guaranteeing the repayment of the advances under this facility. Effective December 31, 1999, the AdM credit facility was further amended to modify and delete certain covenants that were inconsistent and duplicative with similar covenants contained in the Company's Amended and Restated Credit Agreement described below.

         AMENDED AND RESTATED CREDIT AGREEMENT. On April 16, 1999 the Company entered into an amended and restated credit agreement (the "Amended Credit Agreement") with a syndicate of banks and other financial institutions (the "Lenders") led by Citicorp USA, Inc., as administrative agent (the "administrative agent"), Salomon Smith Barney, Inc., as arranger, Bankers Trust Company, as syndication agent, and Wells Fargo Bank N.A. as documentation agent. The Amended Credit Agreement provided for an additional $100.0 million term loan ("Tranche C") which was added to the previous term loans of (i) $60.0 million that matures on January 21, 2005 ("Tranche A") and
(ii) $75.0 million that matures on January 21, 2006 ("Tranche B"). The Company's Canadian subsidiary is the borrower under Tranche A, and the Company has guaranteed the repayment of such borrowing under Tranche A and all other obligations of such Canadian subsidiary under the Amended Credit Agreement. The Company also has a $140.0 million Revolver, which declines to $100.0 million on January 21, 2003 and matures on January 21, 2004. As of December 31, 1999, no amounts were outstanding under the Revolver. The Tranche A and B term loans provide for 1% annual amortization prior to maturity and the Tranche C term loan provides for 1% annual amortization through January 21, 2005, with the final two years each providing for 47% amortization. In October 1999 the Company prepaid the mandatory principal payments on the term loans due on January 21, 2000 and January 21, 2001. Interest on the term loans and the Revolver is based on the applicable LIBOR rate plus an applicable margin. The loans are secured by, among other things, the shares of stock, partnership interests and limited liability company ownership interests of the Company's subsidiaries.

         DESCRIPTION OF THE NOTES. In January 1998 the Company issued the $200 million Notes pursuant to the Indenture. The Indenture is limited in aggregate principal amount to $300.0 million, of which $200.0 million were issued as Private Notes and subsequently exchanged for Exchange Notes, which exchange has been registered under the Securities Act of 1933, as amended. The Indenture provides certain restrictions on the payment of dividends by the Company. The Indenture is subject to and governed by the Trust Indenture Act of 1939, as amended. The Notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future Senior Indebtedness (as defined in the Indenture) of the Company. The Notes mature on February 1, 2008. Interest on the Notes accrues at the rate of 9.25% per annum and is due and payable semi-annually in arrears on February 1 and August 1, commencing on August 1, 1998, to holders of record of the Notes on the immediately preceding January 15 and July 15.

         Management believes that cash flow from operations and availability under the Revolver will provide adequate funds for the Company's foreseeable working capital needs for 2000, planned capital expenditures and debt service obligations. Any future acquisitions, joint ventures or other similar transactions will likely require additional capital, and there can be no assurance that any such capital will be available to the Company on acceptable terms or at all. The Company's ability to fund its working capital needs, planned capital expenditures and scheduled debt payments, to implement its expansion plans, to refinance indebtedness and to comply with all of the financial covenants under its debt agreements, depends on its future operating performance and cash flow, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond the Company's control.

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

YEAR 2000 COMPLIANCE

         In 1997, a comprehensive project plan to address the Year 2000 issue as it relates to the Company's operation was developed and implemented. The scope of the plan included seven phases including awareness, identification, impact analysis, risk evaluation, remediation, testing and contingency planning. A project team that consisted of key members of the technology staff, representatives of functional business units and senior management was developed. The Company completed its Year 2000 readiness project prior to December 31, 1999.

         The Company has not incurred any material problems due to Year 2000 issues since January 1, 2000 and does not expect any material Year 2000 problems to arise in the future that may affect the Company's computer systems.

         The Company primarily used internal resources to implement its readiness plan and to upgrade or replace and test systems affected by the Year 2000 issue. During 1999, the Company incurred approximately $1.5 million of direct and indirect costs for Company-owned systems and applications related to Year 2000 remediation. The Company does not expect to incur any material costs in the next twelve months associated with any Year 2000 issues.

INDUSTRY OUTLOOK

         The Company's primary market is Wheels for the North American commercial vehicle industry. This industry and the global vehicle industry in general are in a period of transition, marked by strengthening competition, geographic expansion of manufacturing, and consolidation at both vehicle manufacturer and supplier levels. These trends are expected to continue for the near future. Major OEM customers and their suppliers are consolidating and continue to extend their globalization efforts and emphasize their desire for global support through local production. These customers also continue to reduce the number of suppliers in their supply base. As a result of these developments and recognizing the importance of the customer to its business, the Company expects in the future to increasingly serve other global commercial and consumer wheel markets. The Company aims to be a full line, global wheel supplier. In a further effort to reduce their number of suppliers, OEMs are also moving toward systems sourcing. This provides opportunity for wheel makers to expand into related components such as hubs and drums, suspension systems, brake systems, and tire/wheel assembly.

         Current industry forecasts by America's Commercial Transportation Publications, the Automotive Market Research Council, and Martin Labbe Associates (collectively referred to as "Analysts"), predict that the North American commercial vehicle industry will remain relatively strong by historical standards, again in 2000, although it is not anticipated to be as robust as in 1999. Although the commercial vehicle industry has been strong in recent years, the industry is cyclical and the Analysts predict that the industry will enter the downward portion of this cycle in terms of truck builds, in the second quarter of 2000, with trailer builds remaining relatively flat. On a global basis, the Company believes that the demand for commericial and other on-highway vehicles will continue to grow. The North American and European markets are expected to remain relatively stable and experience modest growth rates, while South America and Asia are expected to experience higher growth rates and be more volatile.

         In the light vehicle Wheel market in North America, Wheels are now considered to be more integral to styling, and the Company believes that styling and design innovation will continue to play a key role for both steel and aluminum wheel suppliers in this market.

         Wheels for on-road vehicles, both consumer and commercial, are generally made of steel or aluminum, which offer vehicle OEMs a range of design options. Steel wheels, which are heavier than aluminum wheels, are generally low cost, high volume production products. Aluminum wheels are lighter in weight, more readily stylized and more expensive than steel wheels. The Company's share of aluminum wheels on commercial vehicles in North America is approximately 24%, and the Company believes that this share will continue to grow modestly due to the value placed on reduced weight and more attractive aesthetics. On light vehicles, aluminum wheels have an approximate 45% share of the wheel market, and this share has apparently reached a plateau as more highly styled and lighter weight steel wheels have been developed. The Company believes the current share of aluminum light wheels will decline modestly in the near future due to continued steel wheel developments. Market and general economic conditions can also significantly impact the relative share of the two materials in both consumer and commercial wheel markets, due to their large difference in cost and the elasticity of price and demand.

FACTORS THAT MAY AFFECT FUTURE RESULTS

         In this report, Accuride has made various statements regarding current expectations or forecasts of future events. These statements are "forward-looking statements" within the meaning of that term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are also made from time-to-time in press releases and in oral statements made by Accuride's officers. Forward-looking statements can be identified by the words "estimate," "project," "anticipate," "will continue," "will likely result," "expect," "intend," "believe," "plan," "predict" and similar expressions. Such forward-looking statements are based on assumptions and estimates, which although are believed to be reasonable, may turn out to be incorrect. Therefore, undue reliance should not be placed upon these estimates and statements. Accuride cannot assure you that any of these statements or estimates will be realized and actual results may differ from those contemplated in these "forward-looking statements." Accuride undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise. You are advised to consult further disclosures Accuride may make on related subjects in its filings with the SEC. Accuride cannot assure you that its expectations, beliefs, or projections will result or be achieved or accomplished. In addition to other factors discussed in the report, some of the important factors that could cause actual results to differ materially from those discussed in the forward-looking statements include the following:

         SIGNIFICANT INDEBTEDNESS - ACCURIDE'S SIGNIFICANT DEBT COULD ADVERSELY AFFECT ITS FINANCIAL RESOURCES AND PREVENT IT FROM SATISFYING ITS DEBT SERVICE OBLIGATIONS. Accuride has a significant amount of indebtedness. Accuride may also incur additional indebtedness in the future. Accuride may not generate sufficient cash flow from operations, or have future borrowings available to it, sufficient to pay its debt. At December 31, 1999, Accuride's total indebtedness was $460.6 million and its total stockholders' deficit was $32.1 million.

         Accuride's ability to make debt payments or refinance its indebtedness depends on future performance, which, to a certain extent, is subject to general economic, financial, competitive and other factors, some of which are beyond its control. Based upon Accuride's current level of operations and anticipated growth, Accuride believes that available cash flow, together with available credit, will be adequate to meet its financial needs. There can be no assurance, however, that Accuride's business will generate sufficient cash flow from operations or that future borrowings will be available in an amount sufficient to enable it to pay its debts or to make necessary capital expenditures, or that any refinancing of debt would be available on commercially reasonable terms or at all. SEE "Item 7 -Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

         Accuride's substantial indebtedness could have important consequences to you including, but not limited to, the following: (i) Accuride's ability to obtain additional financing for acquisitions, working capital, capital expenditures, or other purposes may be impaired or unavailable; (ii) a substantial portion of Accuride's cash flow will be used to pay its interest expense and debt amortization, which will reduce the funds that would otherwise be available for its operations and future business opportunities; (iii) a substantial decrease in net operating cash flows or an increase in expenses could make it difficult for Accuride to meet its debt service requirements and force it to modify operations; (iv) Accuride may be more highly leveraged than its competitors, which may place it at a competitive disadvantage; (v) Accuride's substantial indebtedness may make it more vulnerable to a downturn in its business or in the economy generally; and (vi) some of Accuride's existing debt contains financial and restrictive covenants that limit its ability to, among other things, borrow additional funds, dispose of assets, and pay cash dividends.

         A significant portion of Accuride's outstanding indebtedness bears interest at variable rates. While Accuride has attempted to limit its exposure to increases in interest rates by entering into interest rate protection agreements, such agreements will not eliminate completely the exposure to variable rates. Any increase in the interest rates for its indebtedness will reduce funds available to Accuride for its operations and future business opportunities and will exacerbate the consequences of their leveraged capital structure.

         DEPENDENCE ON MAJOR CUSTOMERS - THE LOSS OF ONE OF ACCURIDE'S SIGNIFICANT CUSTOMERS COULD HAVE A MATERIAL ADVERSE EFFECT ON ITS BUSINESS. Accuride derived approximately 18.5%, 17.1% and 13.0% of its 1999 net sales from Ford, Freightliner and Navistar, respectively. Accuride has been a supplier to these customers for many years. Accuride is continuing to engage in efforts intended to improve and expand its relations with each of these customers. Accuride has supported its position with these customers through direct and active contact with end users, trucking fleets and dealers, and have located certain of its sales personnel in offices near these customers and most of its other major customers. Although Accuride believes that its relationship with these customers is good, Accuride cannot assure you that Accuride will maintain or improve these relationships, that these customers will continue to do business with Accuride as they have in the past, or that Accuride will be able to supply these customers or any of its other customers at current levels. The loss of a significant portion of Accuride's sales to Freightliner, Ford and/or Navistar could have a material adverse effect on its business. In addition, the delay or cancellation of material orders from, or problems at, Freightliner, Ford and Navistar or any of its other major customers could have a material adverse effect of its business. SEE "Item 1 - Business - Customers."

          OEM SUPPLIER INDUSTRY - ACCURIDE DEPENDS ON ITS CUSTOMERS THAT ARE OEMS IN THE HEAVY/MEDIUM TRUCK, TRAILER AND LIGHT TRUCK INDUSTRIES. Accuride is a supplier to OEMs in the Heavy/Medium Truck, Trailer and Light Truck industries, which are characterized by a small number of OEMs that are able to exert considerable pressure on suppliers to reduce costs, improve quality, and provide enhanced design and engineering capabilities. OEMs continue to demand and receive price reductions and measurable increases in quality through their use of competitive selection processes, rating programs, and various other arrangements. Although Accuride has been able to offset a portion of these price reductions through production cost savings, Accuride cannot assure you that it will be able to generate such cost savings in the future. The inability to generate sufficient production cost savings in the future to offset such price reductions provided to OEMs could adversely affect Accuride's profitability. Additionally, OEMs have generally required suppliers to provide more design engineering input at earlier stages of the product development process, the costs of which have, in some cases, been absorbed by the suppliers. Future price reductions, increased quality standards, or additional engineering capabilities required by OEMs could have a material adverse effect on Accuride's business.

         CYCLICAL AND SEASONAL INDUSTRY - THE WHEEL INDUSTRY IS CYCLICAL AND SEASONAL, RESULTING IN FLUCTUATIONS OF REVENUE AND INCOME. The Heavy/Medium Wheel and Light Wheel industries are highly cyclical and, in large part, depend on the overall strength of the demand for Heavy/Medium Trucks, Trailers, and Light Trucks. These industries have historically experienced significant fluctuations in demand based on factors such as general economic conditions, interest rates, government regulations, and consumer confidence. It is likely that these industries will experience downturns at some time in the future. A significant decrease in overall consumer demand for Heavy/Medium Trucks, Trailers, and/or Light Trucks could have a material adverse effect on Accuride's business. In addition, Accuride's operations are typically seasonal as a result of regular customer maintenance and model changeover shutdowns, which typically occur in the third and fourth quarter of each calendar year. This seasonality may result in decreased net sales and profitability during the third and fourth fiscal quarters of each calendar year.

         LABOR RELATIONS - THE MAJORITY OF ACCURIDE EMPLOYEES ARE MEMBERS OF LABOR UNIONS AND ANY LABOR DISPUTES COULD MATERIALLY AND ADVERSELY AFFECT ITS BUSINESS. The majority of Accuride's employees are members of labor unions. As of December 31, 1999, approximately 83% of Accuride's employees at the Henderson, Kentucky, facility were represented by the UAW and approximately 82% of Accuride's employees at the Ontario, Canada, facility were represented by the CAW. The approximate percentage of employees at the Erie, Pennsylvania, and Monterrey, Mexico, facilities who are represented by the UAW and the El Sindicato Industrial de Trabajadores de Nuevo Leon is 80% and 83%, respectively. Accuride currently has a lockout at the Henderson, Kentucky, facility (See "Item 1 - Business - Employees"). Throughout the lockout period, operations have continued with salaried employees and outside contractors. There has not been, and Accuride believes that there will not be any supply disruption to its customer base; however, there can be no assurance to that effect. A supply disruption to Accuride's customer base could have a material adverse effect on its business.

         RAW MATERIALS - ACCURIDE IS VULNERABLE TO SIGNIFICANT PRICE INCREASES AND SHORTAGES. Accuride uses substantial amounts of raw steel and aluminum. Although steel is generally available from a number of sources, Accuride has obtained favorable sourcing by negotiating and entering into high-volume contracts with third parties with terms ranging from one to three years. AKW obtains aluminum from various third-party suppliers. While Accuride believes that its supply contracts can be renewed on acceptable terms, Accuride cannot assure you that it will be successful in renewing these contracts on such favorable terms or at all. A substantial interruption in the supply of steel or aluminum or an inability to obtain a supply of raw steel or aluminum on commercially desirable terms could have a material adverse effect on Accuride's business. Although the price of steel has not been volatile in recent periods and Accuride has historically been able to pass through to its customers steel price increases, Accuride cannot assure you that rapid and significant changes in the price of steel will not occur in the near future or that it will be able to pass on any such cost increases to its customers. Aluminum prices have been volatile, however, Accuride has used commodity price swaps to hedge against the impact of these changes. See "Item 7A - Quantitative and Qualitative Disclosure About Market Risk."

         STRONG COMPETITION - ACCURIDE OPERATES IN A HIGHLY COMPETITIVE ENVIRONMENT. Accuride's product line is broad and it competes with different companies in different markets. Accuride's markets are characterized by companies with substantial capital, established sales forces, extensive research and development facilities and personnel, and other resources. Several of Accuride's competitors have substantially greater financial or other resources and therefore may be more competitive. In addition, OEMs may expand their internal production of Wheels, shift sourcing to other suppliers or take other actions that could reduce the market for Accuride's products and have a material adverse effect on its business. Accuride may encounter increased competition in the future from existing competitors or new competitors. Also, market expansion and planned entry into additional markets may expose Accuride to an increasing number of well-capitalized competitors.

         ENVIRONMENTAL LIABILITIES - ACCURIDE MAY BE SUBJECT TO LIABILITY UNDER ENVIRONMENTAL LAWS. Accuride is subject to various foreign, federal, state and local environmental laws, ordinances, and regulations, including those governing discharges into the air and water, the storage, handling and disposal of solid and hazardous wastes, the remediation of soil and groundwater contaminated by petroleum products or hazardous substances or wastes, and the health and safety of its employees. Under certain of these laws, ordinances or regulations, a current or previous owner or operator of property may be liable for the costs of removal or remediation of certain hazardous substances or petroleum products on, under, or in its property, without regard to whether the owner or operator knew of, or caused, the presence of the contaminants, and regardless of whether the practices that resulted in the contamination were legal at the time they occurred. The presence of, or failure to remediate properly such substances, may adversely affect the ability to sell or rent such property or to borrow using such property as collateral. Persons who generate, arrange for the disposal or treatment of, or dispose of hazardous substances may be liable for the costs of investigation, remediation or removal of these hazardous substances at or from the disposal or treatment facility, regardless of whether the facility is owned or operated by that person. Additionally, the owner of a site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site. Accuride believes that it is in material compliance with environmental laws, ordinances and regulations and does not anticipate any material adverse effect on earnings or competitive position relating to environmental matters. It is possible that future developments could lead to material costs of environmental compliance. The nature of Accuride's current and former operations and the history of industrial uses at some of its facilities expose Accuride to the risk of liabilities or claims with respect to environmental and worker health and safety matters which could have a material adverse effect.

         GROWTH STRATEGIES - ACCURIDE MAY NOT BE ABLE TO ACHIEVE ITS GROWTH STRATEGIES. Accuride has developed growth strategies based on a review of its operations and competitive position. Accuride plans to make significant expenditures to:

-        Expand aluminum wheel production facilities in the United States;
-        Expand presence in the Light Wheel market; and
- Form or acquire a global presence through joint ventures, alliances and other business combinations.

         Accuride may alter or discontinue certain aspects of these growth strategies and may adopt alternative or additional strategies. Accuride may not have the financial resources available to take advantage of opportunities to pursue these growth strategies. In addition, Accuride cannot assure you that its growth strategies, if implemented, will be successful or will improve its operating results. Some of Accuride's growth strategies subject it to the various risks associated with operating in foreign countries, including, among others, the impact of foreign tax and other regulations, currency fluctuations, and political and economic instability. As Accuride enters new geographic and industry markets or attempts to increase its shares of existing markets, it may encounter significant competitors, some of whom have substantially greater resources. Accuride may encounter unforeseen conditions, such as costs or expenses, or an economic downturn that may offset any improved operating results that are attributable to growth strategies.

         KEY MANAGEMENT - ACCURIDE DEPENDS ON KEY MANAGEMENT FOR THE SUCCESS OF ITS BUSINESS. Accuride's success depends largely upon the abilities and experience of certain key management personnel. The loss of the services of one or more of these key personnel, and in particular William P. Greubel, President and Chief Executive Officer, could have a material adverse effect on Accuride's business. Accuride does not maintain key-man life insurance policies on any of its executives.

         CONTROL BY KKR AFFILIATES - THE RIGHTS OF ACCURIDE'S SHAREHOLDERS COULD BE ADVERSELY AFFECTED BECAUSE OF THE CONCENTRATED CONTROL OF ITS STOCK. As of December 31, 1999, approximately 87% of Accuride's Common Stock was held by Hubcap Acquisition. Hubcap Acquisition is a Delaware limited liability company whose members are KKR 1996 Fund L.P. and KKR Partners II, L.P. KKR 1996 Fund L.P., which owns more than a 95% equity interest in Hubcap Acquisition, is a Delaware limited partnership whose sole general partner is KKR Associates 1996 L.P. KKR Associates 1996 L.P. is a Delaware limited partnership whose sole general partner is KKR 1996 GP L.L.C. KKR 1996 GP L.L.C. is a Delaware limited liability company whose members are also the members of the limited liability company that is the general partner of Kohlberg Kravis Roberts & Co. L.P. ("KKR"). Accordingly, affiliates of KKR control Accuride and have the power to elect all of its directors, appoint new management and approve any action requiring the approval of its shareholders, including adopting amendments to its Certificate of Incorporation and approving mergers or sales of substantially all of its assets. Accuride cannot give any assurance that the interests of KKR and its affiliates will not conflict with the interests of other holders of Accuride's securities. SEE "Item 10-Directors and Executive Officers of the Company," "Item 12-Security Ownership of Certain Beneficial Owners and Management" and "Item 13-Certain Relationships and Related Transactions."

         RESTRICTIVE DEBT COVENANTS - COVENANTS AND RESTRICTIONS IN ACCURIDE'S CREDIT DOCUMENTS LIMIT ITS ABILITY TO TAKE CERTAIN ACTIONS. Accuride's credit documents contain numerous significant financial and operating covenants that limit the discretion of its management with respect to certain business matters. These covenants include, among others, significant restrictions on Accuride's ability to:

-        declare dividends or redeem or repurchase capital stock;
-        incur certain additional debt;
-        create liens;
-        make certain payments and investments;
-        sell or otherwise dispose of assets; or
-        consolidate with other entities.

         Accuride must also meet certain financial ratios and tests. Failure to comply with the obligations contained in the credit documents could result in an event of default, and possibly the acceleration of the related debt and the acceleration of debt under other instruments evidencing debt that may contain cross-acceleration or cross-default provisions.

         YEAR 2000 COMPLIANCE - UNDISCOVERED YEAR 2000-RELATED COMPUTER PROBLEMS COULD DISRUPT ACCURIDE'S OPERATIONS. Many currently installed computer systems and software were written to accept and process only two digit entry codes for the year when storing dates. Beginning with the year 2000, these entry codes will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and products may need to be upgraded to solve this problem to avoid incorrect or lost data. Accuride utilizes a significant number of computer software programs and operating systems across its entire organization, including applications used in sales, shipping, financial business systems, and various administrative functions. When the century changed, Accuride experienced no disruption to its business operations and no product failures as a result of year 2000 compliance issues or otherwise. If Accuride's suppliers, vendors or distributors fail to timely and completely correct their own year 2000 software, firmware and hardware problems, or if any of them convert to a system that is incompatible with Accuride's systems, Accuride's ability to deliver its products and services could be disrupted.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company, in the normal course of doing business, is exposed to the risks associated with changes in foreign exchange rates, interest rates and raw material prices. The Company selectively uses derivative financial instruments to manage these risks. The Company uses foreign exchange contracts to hedge foreign currency commitments. Specifically, these foreign exchange contracts offset foreign currency denominated purchase commitments to suppliers, accounts receivable from and future committed sales to customers, and operating expenses. Management believes the use of foreign currency financial instruments reduces the risks that arise from doing business in international markets. At December 31, 1999, the Company had open foreign exchange forward contracts and options with a notional amount of $136.4 million. Foreign exchange forward contract maturities were from one to eleven months, and option contract maturities were from two to eleven months.

         The Company's hedging activities provide only limited protection against currency risks. Factors that could impact the effectiveness of the Company's hedging programs include accuracy of sales estimates, volatility of currency markets and the cost and availability of hedging instruments. The counterparty to the foreign exchange contracts is a financial institution with an investment grade credit rating. The Company monitors its foreign currency cash flow transactions and executes contracts to hedge its foreign exchange exposures. The use of forward contracts and options protects the Company's cash flows against unfavorable movements in exchange rates, to the extent of the amount under contract. A 10% adverse change in currency exchange rates for the Company's foreign currency derivatives held at December 31, 1999, would have an impact of approximately $11.4 million on the fair value of such instruments. This quantification of exposure to the market risk associated with foreign exchange financial instruments does not take into account the offsetting impact of changes in the fair value of the Company's foreign denominated assets, liabilities and firm commitments.

         The Company uses long-term debt as a primary source of capital in its business. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for its long-term fixed-rate debt and other types of long-term debt at December 31, 1999:

(Dollars in                                                                                          Fair
Thousands)            2000     2001      2002       2003       2004     Thereafter      Total       Value
                      ----     ----      ----       ----       ----     ----------      -----       -----
Long-term Debt:
Fixed                                                                    $200,000      $200,000    $184,000
Avg. Rate                                                                  9.25%        9.25%
Variable               $0     $9,375    $14,850    $5,475     $2,350     $221,900      $253,950    $253,950
Avg. Rate                     7.97%      8.00%      8.05%     8.15%        8.15%        8.13%

         The Company has used an interest rate swap to alter interest rate exposures between fixed and floating rates on a portion of the Company's long-term debt. As of December 31, 1999, $99.0 million notional amount of interest rate swap was outstanding. On average during the year ended December 31, 1999, the Company paid 5.75% as a fixed rate and received 5.3155% on the interest rate swap. Under the terms of the interest rate swap, the Company agrees with the counterparty to exchange, at specified intervals, the difference between the fixed rate and floating rate interest amounts calculated by reference to the agreed notional principal amount. The interest rate swap matures in January 2001. The Company also used an interest rate cap to set a ceiling on the maximum floating interest rate the Company would incur on a portion of the Company's long-term debt. As of December 31, 1999, $34.7 million notional amount of interest rate cap was outstanding. Under the terms of the interest rate cap, the Company is entitled to receive from the counterparty on a quarterly basis the amount, if any, by which the three-month Eurodollar interest rate exceeds 7.5%. The interest rate cap matures in January 2001. The Company is exposed to credit related losses in the event of nonperformance by the counterparty to the interest rate swap and interest rate cap, although no such losses are expected as the counterparty is a financial institution having an investment grade credit rating.

         The Company relies upon the supply of certain raw materials in its production processes and has entered into firm purchase commitments for steel and aluminum. The exposures associated with these commitments are primarily managed through the terms of its supply and procurement contracts. Additionally, the Company uses commodity price swaps to hedge against changes in certain commodity prices. At December 31, 1999, the Company had open commodity price swaps with a notional amount of $27.4 million. These commodity price swaps had maturities from one to twelve months. A 10% adverse change in commodity prices would have an impact of approximately $2.7 million on the fair value of these contracts. The Company is exposed to credit related losses in the event of nonperformance by the counterparty to the commodity price swaps and option contracts, although no such losses are expected as the counterparty is a financial institution having an investment grade credit rating.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Attached, beginning at page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

DIRECTORS AND EXECUTIVE OFFICERS

         The directors and executive officers of the Company, and their ages as of December 31, 1999, are as follows:

NAME                        AGE   POSITION
----                        ---   --------
William P. Greubel........   48   Director, President and Chief Executive Officer
John R. Murphy............   49   Executive Vice President/Finance and Chief Financial Officer
David K. Armstrong........   43   Senior Vice President and General Counsel
Richard J. Giromini.......   46   Senior Vice President and General Manager-Light Vehicle Operations
Elizabeth I. Hamme........   49   Senior Vice President/Human Resources and Continuous Improvement
Terrence J. Keating.......   50   Senior Vice President and General Manager-Heavy Vehicle Operations
Birum G. Campbell.........   52   Vice President/Sales & Marketing - Light Vehicle Operations
Deepak Chaudhry...........   38   Vice President and Treasurer
Robert J. Fagerlin........   53   Vice President and General Manager, AdM
William D. Noll...........   52   Vice President/Product Development and Technology
Bradford C. Schultz.......   57   Vice President/Sales & Marketing - Heavy Vehicle Operations
Henry L. Taylor...........   45   Vice President/Europe
Henry R. Kravis...........   55   Director
George R. Roberts.........   56   Director
James H. Greene, Jr.......   49   Director
Todd A. Fisher............   34   Director
Frederick M. Goltz........   28   Director

         WILLIAM P. GREUBEL. Mr. Greubel has been a director and the Chief Executive Officer of the Company since January 21, 1998. Mr. Greubel has been president of the Company since 1994. He is also a director of AOT. Prior to joining the Company, from 1974 to 1994, Mr. Greubel held positions at AlliedSignal Corporation in sales, marketing and operations. His last two positions were Vice President and General Manager for the Environmental Catalysts and Engineering Plastics businesses. Mr. Greubel holds a B.A. in Economics and an M.B.A. from Rutgers University.

         JOHN R. MURPHY. Mr. Murphy joined the Company in March, 1998 as Vice President-Finance and Chief Financial Officer. He was promoted to Executive Vice President/Finance and Chief Financial Officer in November 1999. Prior to joining the Company, Mr. Murphy was the President and Chief Executive Officer of Falconite, Inc., a privately held rental equipment company. From 1994 to 1997, Mr. Murphy was Executive Vice President-Administration, Chief Financial Officer and Corporate Secretary of North American Stainless, Inc. Mr. Murphy also held the position of Vice President of Finance and Strategic Planning for Armco Advanced Materials Company, a stainless and electrical specialty steel manufacturing company. Mr. Murphy holds a B.S. in Accounting from the Pennsylvania State University and an M.B.A. from the University of Colorado.

         DAVID K. ARMSTRONG. Mr. Armstrong joined the Company as Vice President and General Counsel in October 1998. He was promoted to Senior Vice President and General Counsel effective November 1999. Mr. Armstrong also serves as Corporate Secretary. Prior to joining the Company, Mr. Armstrong was a partner at the law firm of Snell & Wilmer L.L.P. Mr. Armstrong holds a B.S. and MAcc in Accounting and a Juris Doctorate, all from Brigham Young University.

         RICHARD J. GIROMINI. Mr. Giromini joined the Company, as Vice President/General Manager of AKW L.P. in April 1998 and served as President and CEO of AKW L.P. from August 1998 through April 1999. He was promoted to Senior Vice President and General Manager-Light Vehicle Operations in November 1999. From 1996 to 1998, Mr. Giromini was the Director of Manufacturing of ITT Automotive Inc. From 1991 to 1996, Mr. Giromini held the positions of Vice President/Operations and Plant General Manager of Hayes Wheels International, Inc. Mr. Giromini holds a B.S. in Mechanical and Industrial Engineering and a M.S. in Industrial Management from Clarkson University.

         ELIZABETH I. HAMME. Ms. Hamme joined the Company, as Vice President/Human Resources in February 1995. She was promoted to Senior Vice President/Human Resources and Continuous Improvement in November 1999. Prior to joining the Company, Ms. Hamme served as an independent consultant to the manufacturing and financial services sectors since 1991. From 1989 to 1991, Ms. Hamme held the positions of Division Human Resources Manager and Group Manager of Human Resources Development and Compensation with FMC Corporation (Chemical Products Group). Ms. Hamme holds a B.A. in Political Science and an M.A. in Adult Education from the George Washington University.

         TERRENCE J. KEATING. Mr. Keating joined the Company in December, 1996 as Vice President-Operations. He was promoted to Senior Vice President and General Manager-Heavy Vehicle Operations effective November 1999. Mr. Keating also serves as President of Accuride Canada, Inc. From 1995 to November, 1996, Mr. Keating was the manager of Indianapolis Diesel Engine Plant of Navistar International Transportation Company. From 1990 to 1995, Mr. Keating was Vice President of Operations of Peerless Pump, Inc. Mr. Keating holds a B.S. in Mechanical Engineering Technology from Purdue University and an M.B.A. in Operations from Indiana University. He is certified by the American Production and Inventory Control Society (APICS) as an inventory management professional.

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

         DEEPAK CHAUDHRY. Mr. Chaudhry joined the Company as Director of Treasury, Tax, and Insurance in February 1998. He was promoted to Vice President and Treasurer in November 1999. Prior to joining the Company, Mr. Chaudhry was Director of Finance with Acklands, a publicly held automotive and industrial company, from 1995 to 1997. Mr. Chaudhry holds a B.S. in Economics from the London School of Economics and is also a Certified Public Accountant.

         ROBERT J. FAGERLIN. Mr. Fagerlin has been with Accuride/Firestone since 1976 and served as Vice President-General Manager of AdM from 1997 to December 1999. Prior to this, he served as Vice President of Business Development. Mr. Fagerlin terminated his employment with the Company effective February 17, 2000. Mr. Fagerlin holds a B.S. in Industrial Management from the University of Akron.

         WILLIAM D. NOLL. Mr. Noll joined the Company in 1971. In 1991, Mr. Noll was promoted to his current position. He is currently a member and company representative for SAE on the Truck/Bus Council, a member and company representative for The Maintenance Council of the American Trucking Association, a member and past president of the Tire and Rim Association, the ISO Representative for the United States for Truck Wheels and a member of ASME. Mr. Noll holds a B.S. in Mechanical Engineering from the University of Detroit and an M.B.A. and a M.S. in Engineering Management, both from the University of Evansville.

         BRADFORD C. SCHULTZ. Mr. Schultz joined Firestone Tire and Rubber Company (the prior owner of the Company) in 1964 as a college class trainee and has worked with the Company since that time. He assumed the position of Senior Vice President/Sales in 1991. He began his current position, Vice

President/Sales and Marketing effective November 1999. Mr. Schultz is also a director of AOT and serves as the Company's representative for the Truck Trailer Manufacturers Association. Mr. Schultz holds a B.A. from Muskingum College, New Concord, Ohio.

         HENRY L. TAYLOR. Mr. Taylor joined the Company as Vice President/Marketing and International Sales in April 1996. He assumed his new position of Vice President/Europe effective November 1999. From 1988 to 1996, he worked at Rockwell Automotive, in product management, marketing, international business and business development. From 1980 to 1988, Mr. Taylor was employed by AlliedSignal's Bendix Heavy Vehicle Systems Group, where he held positions in operations management, field sales, product management and business development. Mr. Taylor holds a B.S. in Marketing and Management from the University of Nevada, Reno ("UNR") and has completed graduate courses in business at UNR, St. Louis University and Case Western University.

         HENRY R. KRAVIS. Mr. Kravis is a director of the Company. He is a managing member of KKR & Co., L.L.C., the limited liability company which serves as the general partner of KKR. He is also a director of Amphenol Corporation, Borden, Inc., The Boyds Collection, Ltd., Evenflo Company, Inc. The Gillette Company, IDEX Corporation, KinderCare Learning Centers, Inc., KSL Recreation Corporation, Owens-Illinois, Inc., PRIMEDIA, Inc., Regal Cinemas, Inc., Safeway Inc., Sotheby's Holdings Inc., Spalding Holdings Corporation, and TI Group, Plc. Mr. Kravis is a first cousin of Mr. Roberts.

         GEORGE R. ROBERTS. Mr. Roberts is a director of the Company. He is a managing member of KKR & Co., L.L.C., the limited liability company which serves as the general partner of KKR. He is also a director of Amphenol Corporation, Borden, Inc., The Boyds Collection, Ltd., Evenflo Company, Inc., IDEX Corporation, KinderCare Learning Center, Inc., KSL Recreation Corporation, Owens-Illinois Group, Inc., Owens-Illinois, Inc., PRIMEDIA, INC., Safeway, Inc., Spalding Holdings Corporation, and DPL Inc. Mr. Roberts is a first cousin of Mr. Kravis.

         JAMES H. GREENE, JR. Mr. Greene is a director of the Company. He is a member of KKR & Co., L.L.C., the limited liability company which serves as the general partner to KKR. He is also a director of Owens-Illinois, Inc., Safeway Inc., Birch Telecom, Inc., Zhone Technologies, Inc., Cais Internet, Inc., and Intermedia Communications, Inc.

         TODD A. FISHER. Mr. Fisher is a director of the Company. He has been an executive of KKR since 1993. From July 1992 to June 1993, Mr. Fisher was an associate at Goldman, Sachs & Co. Mr. Fisher also serves as a director of Layne Christensen Company, BRW Acquisition, Inc. and Trinity Acquisition, plc.

         FREDERICK M. GOLTZ. Mr. Goltz is a director of the Company. He has been an executive of KKR since 1995 with the exception of the period from July 1997 to July 1998 during which time he earned an MBA at INSEAD. Prior to 1995, he was with Furman Selz Incorporated in its Corporate Finance Department.

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

SUMMARY COMPENSATION TABLE

         The following table sets forth information with respect to the compensation paid by the Company for services rendered during the year ended December 31, 1999 to the Chief Executive Officer and to each of the four other most highly compensated executive officers of the Company (the "Named Executive Officers").

                                                                                 Long Term Compensation
                                                                                ------------------------
                                          Annual Compensation                     Awards                   Payouts
                                    --------------------------------       --------------------     -------------------
                                                                         Restricted   Securities
Name and Principal                                       Other Annual      Stock      Underlying    LTIP       All Other
Position                     Year   Salary    Bonus    Compensation (a)   Award(s)   Options/SARs  Payouts  Compensation (b)
--------                     ----   ------    -----    ----------------   --------   ------------  -------  ----------------
William P. Greubel           1999  $275,040  $172,685           $11,787         --            --       --           $27,115
(President and Chief         1998  $240,000  $117,700           $13,226         --            --       --          $772,468
Executive Officer)           1997  $200,000   $78,900           $38,222         --            --       --           $24,434


John R. Murphy (c)           1999  $195,600  $102,175           $17,131         --            --       --           $14,753
(Executive Vice President/   1998  $130,800        --            $9,707         --            --       --           $27,226
Finance & CFO)               1997        --        --                --         --            --       --                --

Terrence J. Keating          1999  $167,040   $78,447           $16,045         --            --       --           $17,701
(Senior Vice President and   1998  $143,100   $61,800           $11,115         --            --       --          $226,599
General Manager/HVO)         1997  $135,000   $12,701            $1,338         --            --       --           $22,793

Robert J. Fagerlin           1999  $147,000   $93,743            $2,830         --            --       --           $17,001
(Vice President and          1998  $129,575   $15,532           $11,447         --            --       --          $119,168
General Manager/AdM          1997  $108,590   $11,557                --         --            --       --           $10,859

Bradford C. Schultz          1999  $161,400   $85,975           $16,499         --            --       --           $14,958
(Vice President/Sales and    1998  $152,200   $70,100           $11,603         --            --       --          $237,308
Marketing/HVO)               1997  $144,900   $41,900            $7,899         --            --       --           $16,194

(a) Compensation includes imputed income, medical reimbursements, financial planning service fees, and gross-ups on financial planning, vested liabilities, Phelps Dodge restricted dividends (for years prior to the acquisition by KKR), and safety awards and spousal travel as follows:

                                                                                       Phelps
                                                 Financial                             Dodge
                                                 Planning    Financial               Restricted
                         Imputed     Medical      Service     Planning    Vested        Stock     Safety  Spousal
                  Year   Income   Reimbursement    Fees       Gross-Up  Liabilities   Dividends   Awards  Travel
                  ----   -------  -------------  ---------   ---------  -----------  -----------  ------  -------
Mr. Greubel.....  1999       --              --     $6,400      $5,333       $54            --        --      --
                  1998       --              --     $5,088      $4,138    $4,000            --        --      --
                  1997       --             $80     $8,800      $6,333   $12,608       $10,000      $401      --

Mr. Murphy......  1999       --              --     $9,330      $7,774       $27            --        --      --
                  1998       --              --     $6,130      $3,577        --            --        --      --
                  1997       --              --         --          --        --            --        --      --

Mr. Keating.....  1999       --              --     $9,330      $6,715        --            --        --      --
                  1998       --              --     $6,130      $4,985        --            --        --      --
                  1997     $574            $349         --          --        --            --      $415      --

Mr. Fagerlin....  1999       --              --     $1,600      $1,229        $1            --        --      --
                  1998       --              --     $6,130      $5,317        --            --        --      --
                  1997       --              --         --          --        --            --        --      --

Mr. Schultz.....  1999       --              --     $9,330      $7,169        --            --        --      --
                  1998       --            $156     $6,130      $5,317        --            --        --      --
                  1997       --              --         --          --    $6,430            --      $411   $1,058

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

                        Distribution                                     Company
                        from Phelps   Restricted                         Match &
                           Dodge        Stock     Retention   Vacation   Profit      ELIP
                 Year     NQ Plan      Payment      Bonus       Sold     Sharing   Premiums  Relocation
                 ----   ------------  ----------  ---------   --------   --------  --------  ----------
Mr. Greubel....  1999             --         --          --     $4,616    $17,184    $5,315          --
                 1998        $39,061   $312,368    $400,000         $0    $17,500    $3,539          --
                 1997             --         --          --     $3,077    $18,996    $2,361          --

Mr. Murphy.....  1999             --         --          --     $6,541     $5,610    $2,602          --
                 1998             --         --          --         --         --    $1,658     $25,568
                 1997             --         --          --         --         --        --          --

Mr. Keating....  1999             --         --          --     $4,954    $10,246    $2,501          --
                 1998             --         --    $202,500    $11,284    $11,323    $1,492          --
                 1997             --         --          --         --         --    $1,229     $21,564

Mr. Fagerlin...  1999             --         --          --     $5,387     $9,036    $2,578          --
                 1998             --         --    $106,100         --    $11,092    $1,976          --
                 1997             --         --          --         --     10,859        --          --



Mr. Schultz....  1999             --         --          --         --    $10,897    $4,061          --
                 1998             --         --    $214,500     $5,855    $14,038    $2,915          --
                 1997             --         --          --         --    $13,794    $2,400          --

         (c) Mr. Murphy began employment on March 25, 1998.

         The following table gives information concerning individual grants of stock options made during 1999 to each of the Named Executive Officers.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                          Potential Realizable Value at
                                                                            Assumed Annual Rates of
                                                                          Stock Price Appreciation for
                            Individual Grants                                      Option Term
------------------------------------------------------------------------  -----------------------------
               Number of       % of Total
               Securities     Options/SARs
               Underlying      Granted to    Exercise or
              Options/SARs    Employees in    Base Price     Expiration
Name          Granted (1)     Fiscal Year       ($/Sh)          Date          5(%)(2)     10(%)(2)
----          -----------     -----------       ------          ----          -------     --------
Mr. Murphy        95              43%           $5,000      Jan 21, 2008      $131,223    $289,992


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

     The following table gives information for options exercised by each of the Named Executive Officers in 1999 and the value (stock price less exercise price) of the remaining options held by those executive officers at year end, using management's estimate of the Common Stock value on December 31, 1999.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES

                                                     Number of Securities         Value of Unexercised
                                                    Underlying Unexercised            In-the-Money
                                                    Options/SARs at Fiscal       Options/SARs at Fiscal
                                                            Year-End                   Year-End(1)
                                                  ---------------------------  --------------------------
                             Shares
                           Acquired on    Value
          Name              Exercise    Realized  Exercisable  Unexercisable   Exercisable  Unexercisable
-------------------------  ----------   --------  -----------  -------------   -----------  -------------
William P. Greubel.......      0          $0         180           270             _             _
John R. Murphy...........      0          $0          70           105             _             _
Terrence Keating.........      0          $0          32            48             _             _
Robert J. Fagerlin.......      0          $0          32            48             _             _
Bradford C. Schultz......      0          $0          32            48             _             _

          (1) The value of the shares underlying the options as of December 31, 1999 is not in excess of the base price. There is no established trading market for the Company's Common Stock.


                               PENSION PLAN TABLE


 Remuneration                                     YEARS OF SERVICE
                                                  ----------------
                    15             20             25            30           35            40
                    --             --             --            --           --            --
      125,000    20,045          25,184         29,927         34,176      38,779        42,757

      150,000    24,390          30,574         36,284         41,402      46,946        51,740

      175,000    28,736          35,965         42,641         48,628      55,112        60,723

      200,000    33,082          41,356         48,998         55,854      63,279        69,706

      225,000    37,428          46,747         55,356         63,080      71,445        78,689

      250,000    41,774          52,137         61,713         70,306      79,612        87,672

      275,000    46,119          57,528         68,070         77,532      87,779        96,655

      300,000    50,465          62,919         74,427         84,758      95,945       105,638

      400,000    67,848          84,482         99,856        113,662     128,611       141,570

      500,000    85,232         106,044        125,285        142,566     161,277       177,502

      600,000   102,615         127,607        150,714        171,470     193,944       213,434


         The above table details estimated annual benefits for Accuride salaried employees retiring December 31, 1999 at age 65. The benefits were calculated assuming the current plan provisions had always been in effect.

         The Accuride Cash Balance Pension Plan (the "Retirement Plan") provides a member upon retirement at age 65 with a pension for life with five years of payments guaranteed. Under the Retirement Plan, compensation includes bonuses.

         Benefit service includes all periods of employment with Accuride. Benefits under the Retirement Plan are subject to certain limitations under the Internal Revenue Code of 1986, as amended, and to the extent the result of such limitations would be a benefit less than would otherwise be paid under such Plan, the difference is provided under the supplementary retirement provisions of the Accuride Corporation Supplemental Retirement Plan (the "Supplemental Plan"). The formula for determining benefits payable under the Retirement Plan is based on the 1999 social security wage base.

         The expected credited years of benefit service at normal retirement for the President and each of the four other most highly compensated executive officers as of December 31, 1999 are as follows: Mr. Greubel, 22 years;
Mr. Murphy, 17 years; Mr. Keating, 18 years; Mr. Fagerlin, 35 years; and
Mr. Schultz, 36 years. The years of service are based on normal retirement for all executive officers under the Retirement Plan and the applicable provisions of the Supplemental Plan.

1998 STOCK PURCHASE AND OPTION PLAN

         In early 1998, the Company adopted the 1998 Stock Purchase and Option Plan for Key Employees of Accuride Corporation and Subsidiaries (the "1998 Plan").

         The 1998 Plan provides for the issuance of shares of authorized but unissued or reacquired shares of Common Stock, subject to adjustment to reflect certain events such as stock dividends, stock splits, recapitalizations, mergers or reorganizations of or by the Company. The 1998 Plan is intended to assist the Company in attracting and retaining employees of outstanding ability and to promote the identification of their interests with those of the stockholders of the Company. The 1998 Plan permits the issuance of Common Stock (the "Plan Purchase Stock") and the grant of Non-Qualified Stock Options (the "Plan Options") to purchase shares of Common Stock (the issuance of Plan Purchase Stock and the grant of Plan Options pursuant to the 1998 Plan being a "Plan Grant"). Unless sooner terminated by the Company's Board of Directors, the 1998 Plan will expire ten years after adoption. Such termination will not affect the validity of any Plan Grant outstanding on the date of the termination.

         The Compensation Committee of the Board of Directors will administer the Plan, including, without limitation, the determination of the employees to whom Plan Grants will be made, the number of shares of Common Stock subject to each Plan Grant, and the various terms of Plan Grants. The Compensation Committee of the Board of Directors may from time to time amend the terms of any Plan Grant, but, except for adjustments made upon a change in the Common Stock by reason of a stock split, spin-off, stock dividend, stock combination or reclassification, recapitalization, reorganization, consolidation, change of control, or similar event, such action shall not adversely affect the rights of any participant under the 1998 Plan with respect to the Plan Purchase Stock and the Plan Options without such participant's consent. The Board of Directors retains the right to amend, suspend or terminate the 1998 Plan.

SEVERANCE AGREEMENTS

         The Company has entered into severance agreements with senior management employees, including the Named Executive Officers, pursuant to which in the event of any such employee's termination "without cause" or "for good reason" (as defined therein) the Company will pay such employee one year's base salary less any other severance payments to which the employee is entitled from the Company.

EMPLOYEE EQUITY ARRANGEMENTS

         Pursuant to the 1998 Plan, the Company sold Plan Purchase Stock and issued Plan Options to selected employees, including the Named Executive Officers, which represent, in the aggregate, approximately 10% of the fully diluted Common Stock (of which the Named Executive Officers will hold approximately 47%). In connection with such arrangements, the Company and each such employee entered into an Employee Stockholders' Agreement and a Stock Option Agreement. In order to finance the stock purchases, certain employees also entered into secured Promissory Notes and Pledge Agreements. The Employee Stockholders' Agreement (i) places restrictions on each such employee's ability to transfer shares of Plan Purchase Stock and Common Stock acquired upon exercise of the Plan Options, including a right of first refusal in favor of the Company, (ii) provides each such employee the right to participate pro rata in certain sales of Common Stock by Hubcap Acquisition or its affiliates and (iii) provides Hubcap Acquisition and its affiliates the right to require each such employee to participate pro rata in certain sales of Common Stock by Hubcap Acquisition or its affiliates. The Stockholders' Agreement also grants (subsequent to an initial public offering of the Common Stock) piggyback registration rights to each such employee pursuant to a registration rights agreement between Hubcap Acquisition and the Company. In addition, the Employee Stockholders' Agreement gives the Company the right to purchase shares and options held by each such employee upon termination of employment for any reason and permits each such employee to sell stock and options in the event of death, disability or retirement after turning 65 years of age.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Messrs. Greene and Fisher, with Mr. Greene as Chairman, serve as the members of the Compensation Committee of the Board of Directors of the Company. Mr. Goltz was named as a member of the Compensation Committee effective February 2000. See "Item 13-Certain Relationships and Related Transactions."

 ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the ownership of the Common Stock as of March 1, 2000 by each person known to be the owner of 5% or more of the Common Stock, by each person who is a director or Named Executive Officer of the Company and by all directors and executive officers of the Company as a group.


                                                                            COMMON STOCK BENEFICIALLY OWNED (a)
                                                                            -----------------------------------
NAME AND ADDRESS                                                                  SHARES         PERCENT
----------------                                                                  ------         -------
KKR 1996 GP L.L.C. (b)
c/o Kohlberg Kravis Roberts & Co. L.P.
9 West 57th Street
New York, New York 10019...............................................            21,600          86.84%
   Henry R. Kravis (b).................................................                 _               _
   George R. Roberts (b)...............................................                 _               _
   James H. Greene, Jr. (b)............................................                 _               _
   Todd A. Fisher (b)..................................................                 _               _
   Frederick M. Goltz (b)..............................................                 _               _
RSTW  Partners III, L.P. (c)
5847 San Felipe
Houston, TX 77057......................................................             2,400           9.65%
William P. Greubel (d).................................................               330           1.32%
John R. Murphy (e).....................................................               140               *
Terrence J. Keating (f)................................................                72               *
Robert J. Fagerlin (f)(g)..............................................                72               *
Bradford C. Schultz (f)................................................                72               *
      All executive officers and directors as a group..................             1,116           4.39%


-------------------
*        Less than one percent.

(a) The amounts and percentage of Common Stock beneficially owned are reported on the basis of regulations of the Securities and Exchange Commission ("SEC") governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote or to direct the voting of such security, or "investment power," which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which he has no economic interest. The percentage of class outstanding is based on 24,874 shares of Common Stock outstanding as of March 1, 2000.

(b) Shares of Common Stock shown as beneficially owned by KKR 1996 GP L.L.C. are held by Hubcap Acquisition. KKR 1996 GP L.L.C. is the sole general partner of KKR Associates 1996 L.P., which is the sole general partner of KKR 1996 Fund L.P. KKR 1996 Fund L.P. is one of two members of Hubcap Acquisition and owns more than a 95% equity interest in Hubcap Acquisition. KKR 1996 GP L.L.C. is a limited liability company, the managing members of which are Messrs. Henry R. Kravis and George R. Roberts, and the other members of which are Messrs. Paul E. Raether, Michael W. Michelson, James H. Greene, Jr., Michael T. Tokarz,
         Edward A. Gilhuly, Perry Golkin, Scott M. Stuart and Robert I. MacDonnell. Messrs. Kravis, Roberts and Greene are directors of the Company. Each of such individuals may be deemed to share beneficial ownership of any shares beneficially owned by KKR 1996 GP L.L.C. Each of such individuals disclaims beneficial ownership. Mr. Todd A. Fisher is a director of the Company and is also an executive of KKR and a limited partner of KKR Associates 1996 L.P. Mr. Fisher disclaims that he is the beneficial owner of any shares beneficially owned by KKR Associates 1996 L.P. Mr. Frederick M. Goltz is a director of the Company and is also an executive of KKR. Mr. Goltz disclaims that he is the beneficial owner of any shares beneficially owned by KKR Associates 1996 L.P.

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

(d) Includes 180 shares, which are subject to an option to purchase such shares from the Company at $5,000 per share.

(e) Includes 70 shares, which are subject to an option to purchase such shares from the Company at $5,000 per share.

(f) Includes 32 shares, which are subject to an option to purchase such shares from the Company at $5,000 per share.

(g) Mr. Fagerlin terminated employment with the Company effective February 17, 2000.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         As of March 1, 2000, KKR 1996 GP L.L.C. beneficially owned approximately 87% of the Company's outstanding shares of Common Stock. See "Item 12-Security Ownership of Certain Beneficial Owners and Management." The managing members of KKR 1996 GP L.L.C. are Messrs. Henry R. Kravis and George
R. Roberts and the other members of which are Messrs. Paul E. Raether, Michael W. Michelson, James H. Greene, Jr., Michael T. Tokarz, Edward A. Gilhuly, Perry Golkin, Scott M. Stuart and Robert I. MacDonnell. Messrs. Kravis, Roberts and Greene are also directors of the Company, as is Todd A. Fisher and Frederick M. Goltz, who are executives of KKR & Co., L.L.C. Each of the members of KKR 1996 GP L.L.C. is also a member of KKR & Co., L.L.C, which serves as the general partner of KKR.

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

         Hubcap Acquisition has the right, under certain circumstances and subject to certain conditions, to require the Company to register under the Securities Act shares of Common Stock held by it pursuant to the registration rights agreement between Hubcap Acquisition and the Company and the stockholders agreement among Hubcap Acquisition, the Company, and Phelps Dodge. Such registration rights are generally available to Hubcap Acquisition until registration under the Securities Act is no longer required to enable it to resell the Common Stock owned by it. The registration rights agreement provides, among other things, that the Company will pay all expenses in connection with the first six demand registrations requested by Hubcap Acquisition and in connection with any registration commenced by the Company as a primary offering in which Hubcap Acquisition participates through piggyback registration rights granted under such agreement. Hubcap Acquisition's exercise of its registration rights under the registration rights agreement is subject to the tag along and the drag along rights of certain other stockholders provided for in the stockholders agreement.

         During the 1999 fiscal year, the Company issued 116 shares of the Company's Common Stock to certain members of management for aggregate consideration in cash and secured promissory notes of approximately $0.6 million. During 1999, 10 shares were repurchased as treasury stock.

                                     PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following constitutes a list of Financial Statements, Financial Statement Schedules, and Exhibits required to be included in this report:

1.       FINANCIAL STATEMENTS

         The following financial statements of the Registrant are filed herewith as part of this report:

         Independent Auditors' Report.

         Consolidated Balance Sheets - December 31, 1999 and December 31, 1998.

         Consolidated Statements of Income- Years ended December 31, 1999, December 31, 1998, and December 31, 1997.

         Consolidated Statements of Stockholders' Equity (Deficiency) - Years ended December 31, 1999, December 31, 1998, and December 31, 1997.

         Consolidated Statements of Cash Flows - Years ended December 31, 1999, December 31, 1998, and December 31, 1997.

         Notes to Consolidated Financial Statements - Years ended December 31, 1999, December 31, 1998, and December 31, 1997.

2.       FINANCIAL STATEMENT SCHEDULES

         Schedule II - Valuation and Qualifying Accounts.

         Schedules other than those listed above are omitted because of the absence of conditions under which they are required or because the required information is presented in the Financial Statements or notes thereto.

EXHIBITS

(b) Reports on Form 8-K. The Company did not file any Form 8-K during the last quarter of the 1999 fiscal year.


  EXHIBIT
    NO.                              DESCRIPTION
-----------                          -----------
    *2.1          Stock Subscription and Redemption Agreement, dated as of
                  November 17, 1997, among the Company, Hubcap Acquisition
                  L.L.C. and Phelps Dodge Corporation.

    *3.1          Certificate of Incorporation, as amended, of Accuride
                  Corporation.

    *3.2          By-Laws of Accuride Corporation.

    *4.1          Indenture, dated as of January 21, 1998, between Accuride
                  Corporation and U.S. Trust Company of California, N.A., as trustee, relating to $200,000,000 aggregate principal amount of 9.25% Senior Subordinated Notes due 2008.

    *4.2 Registration Rights Agreement, dated as of January 21, 1998, between Accuride Corporation, and BT Alex. Brown
                  Incorporated, Citicorp Securities, Inc., and J.P. Morgan
                  Securities Inc.



    *4.3          Specimen Certificate of 9.25% Senior Subordinated Notes due
                  2008, Series A (the "Private Notes").

    *4.4          Specimen Certificate of 9.25% Senior Subordinated Notes due
                  2008, Series B (the "Exchange Notes").

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

   *10.9          Contribution Agreement, dated as of May 1, 1997, among
                  Accuride Corporation, Kaiser Aluminum & Chemical
                  Corporation, AKW General Partner L.L.C. and AKW L.P.

   *10.10         Limited Partnership Agreement of AKW L.P., dated as of May
                  1, 1997, among AKW General Partner L.L.C., Accuride
                  Ventures, Inc., Accuride Corporation and Kaiser Aluminum &
                  Chemical Corporation.

   *10.11         Limited Liability Company Agreement of AKW General Partner
                  L.L.C., dated as of May 1, 1997, among Accuride Ventures,
                  Inc., Accuride Corporation and Kaiser Aluminum & Chemical
                  Corporation.

   *10.12         Lease Agreement dated November 1, 1988, by and between
                  Kaiser Aluminum & Chemical Corporation and The Bell Company regarding the property in Cuyahoga Falls, Ohio, as amended and extended.

   *10.13 Lease Agreement, dated as of February 1, 1974, by and between Henderson County and The Firestone Tire & Rubber
                  Company.

   *10.14 Lease Amendment, dated as of December 19, 1986, by and between Henderson County and The Firestone Tire & Rubber
                  Company.

   *10.15 Joint Venture Agreement, dated November 5, 1997, by and among the Company, Industria Automotriz, S.A. de C.V., Grupo
                  Industrial Ramirez, S.A. and Accuride de Mexico, S.A. de
                  C.V.

   *10.16         By-laws of Accuride de Mexico, S.A. de C.V.

   *10.17 Purchase and Sale Agreement, dated as of October 21, 1997, by and between Accuride Corporation and General Electric
                  Company regarding property located in Columbia, Tennessee.

   *10.18         Purchase Supply and Assembly Agreement, dated as of January
                  15, 1998, between Accuride Corporation and Lacks Industries,
                  Inc.

   *10.19         Purchase Agreement, dated as of January 15, 1998, between
                  Accuride Corporation and BT Alex. Brown Incorporated,
                  Citicorp Securities, Inc., and J.P. Morgan Securities Inc.

   +10.20         Lease Agreement dated October 26, 1998, by and between
                  Accuride Corporation and Woodward, LLC. regarding the
                  Evansville, Indiana, office space.

  ++10.21         Purchase Agreement dated April 1, 1999, between the Company,
                  Accuride Ventures, Inc. (the Company's wholly-owned subsidiary) and Kaiser.

  ++10.22 Amended and Restated Lease Agreement dated April 1, 1999, between AKW, L.P. and Kaiser.

 +++10.23 Amended and Restated Credit Agreement, dated April 16, 1999, between the Company, Citicorp USA, Inc., as administrative agent, Salomon Smith Barney, Inc., as arranger, Bankers
                  Trust Company as syndication agent, and Wells Fargo Bank,
                  N.A. as the documentation agent.



 +++10.24 Amended and Restated Pledge Agreement dated April 16, 1999, between the Company, Accuride Canada, Inc., and Accuride
                  Ventures, Inc. as pledgors and Citicorp USA, Inc., as administrative agent.

++++10.25         Purchase Agreement dated July 16, 1999 between the Company and Industria Automotriz, S.A. de C.V.

++++10.26         Amended and Restated Completion Guarantee dated July 16,
                  1999 between the Company, Accuride de Mexico, S.A. de C.V.,
                  Citibank Mexico, S.A. and Grupo Financiero Citibank.

    10.27         Amended and Restated Credit Agreement dated December 31,
                  1999 between the Company, Accuride de Mexico, S.A. de C.V.,
                  Citibank Mexico, S.A. and Grupo Financiero Citibank.

    10.28         Amended and Restated Supplemental Savings Plan dated January
                  1, 1998.

    21.1          Subsidiaries of Accuride Corporation.

    23.1          Consent of Deloitte & Touche LLP.

    27.1          Financial Data Schedule.


----------------------

* Previously filed as an exhibit to the Form S-4 effective July 23, 1998 (Reg. No. 333-50239) and incorporated herein by reference.

+ Previously filed as an exhibit to the Form 10-K filed on March 30, 1999 and incorporated herein by reference.

++ Previously filed as an exhibit to the Form 8-K filed on April 12, 1999 and incorporated herein by reference.

+++ Previously filed as an exhibit to the Form 10-Q for the quarterly period ended March 31, 1999 and incorporated herein by reference.

++++ Previously filed as an exhibit to the Form 10-Q for the quarterly period ended June 30, 1999 and incorporated herein by reference.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Accuride Corporation:

We have audited the accompanying consolidated balance sheets of Accuride Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity (deficiency) and of cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Accuride Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic 1999 consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
Indianapolis, Indiana
February 17, 2000

ACCURIDE CORPORATION

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 1999 AND 1998
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

-----------------------------------------------------------------------------------------------------------------

ASSETS                                                                                         1999          1998
CURRENT ASSETS:
  Cash and cash equivalents                                                                  $32,493        $3,471
  Customer receivables, net of allowance for doubtful accounts of $462 and $1,008             57,586        52,287
  Other receivables                                                                           12,400         8,372
  Inventories, net                                                                            41,143        36,980
  Supplies                                                                                     8,509         7,187
  Deferred income taxes                                                                                        611
  Income taxes receivable                                                                      2,957           458
  Prepaid expenses                                                                               818           139
                                                                                           ---------     ---------
            Total current assets                                                             155,906       109,505

PROPERTY, PLANT AND EQUIPMENT, NET                                                           212,693       159,826
OTHER ASSETS:
  Goodwill, net of accumulated amortization of $34,775 and $30,942                           131,527        83,317
  Investment in affiliates                                                                     2,735        25,855
  Deferred financing costs, net of accumulated amortization of $1,835 and $1,634              12,147        12,609
  Deferred income taxes                                                                                      3,287
  Other                                                                                       10,764        10,526
                                                                                           ---------     ---------
TOTAL                                                                                       $525,772      $404,925
                                                                                           =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
  Accounts payable                                                                           $41,598       $26,583
  Current portion of long-term debt                                                                          1,350
  Short term notes payable                                                                     7,500         3,911
  Accrued payroll and compensation                                                            11,556         8,149
  Accrued interest payable                                                                    12,056         9,807
  Deferred income taxes                                                                          598
  Accrued and other liabilities                                                                9,613         6,606
                                                                                            --------      --------
            Total current liabilities                                                         82,921        56,406
LONG-TERM DEBT, less current portion                                                         453,061       387,939
OTHER LIABILITIES                                                                             17,517        12,446
DEFERRED INCOME TAXES                                                                          4,404
MINORITY INTEREST                                                                                            6,230
COMMITMENTS AND CONTINGENCIES (Notes 13 and 14)
STOCKHOLDERS' EQUITY (DEFICIENCY):
  Preferred stock, $.01 par value; 5,000 shares authorized and unissued
  Common stock and additional paid in capital, $.01 par value; 45,000 shares
  authorized, 24,874 and 24,768 shares issued and outstanding in 1999 and 1998                24,738        24,158
  Treasury stock, 10 shares at cost                                                              (51)
  Stock subscriptions receivable                                                              (1,539)       (1,644)
  Retained earnings (deficit)                                                                (55,279)      (80,610)
                                                                                          ----------     ----------
            Total stockholders' equity (deficiency)                                          (32,131)      (58,096)
                                                                                          ----------     ----------
TOTAL                                                                                       $525,772      $404,925
                                                                                          ==========     ==========

See notes to consolidated financial statements.

ACCURIDE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(DOLLARS IN THOUSANDS)

----------------------------------------------------------------------------------------------------------------


                                                                                YEARS ENDED DECEMBER 31,
                                                                          --------------------------------------
                                                                            1999           1998          1997
NET SALES                                                                 $505,854       $383,583      $332,966

COST OF GOODS SOLD                                                         390,776        301,029       266,972
                                                                          --------       --------      --------
GROSS PROFIT                                                               115,078         82,554        65,994

OPERATING EXPENSES:
  Selling, general and administrative                                       33,493         26,607        21,316
  Start-up costs                                                                            3,260
  Management retention bonuses                                                              1,927
  Recapitalization professional fees                                                        2,240
                                                                          --------       --------      --------

INCOME FROM OPERATIONS                                                      81,585         48,520        44,678
OTHER INCOME (EXPENSE):
  Interest income                                                              798            773           530
  Interest expense                                                         (39,786)       (33,084)         (145)
  Equity in earnings of affiliates                                           2,316          3,929         4,384
  Other income (expense), net                                               (1,081)        (2,904)          719
                                                                          ---------      ---------     --------
INCOME BEFORE INCOME TAXES AND MINORITY
  INTEREST                                                                  43,832         17,234        50,166

INCOME TAX PROVISION                                                        18,410          7,935        22,158

MINORITY INTEREST                                                               91          1,348           171
                                                                          --------       --------      --------
NET INCOME                                                                 $25,331         $7,951       $27,837
                                                                          ========       ========      ========

See notes to consolidated financial statements.

ACCURIDE CORPORATION


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(DOLLARS IN THOUSANDS)

----------------------------------------------------------------------------------------------------------------------------------

                                                COMMON
                                               STOCK AND                              ACCUMULATED                      TOTAL
                                               ADDITIONAL                  STOCK         OTHER        RETAINED      STOCKHOLDERS'
                             COMPREHENSIVE       PAID IN    TREASURY   SUBSCRIPTIONS  COMPREHENSIVE   EARNINGS         EQUITY
                                INCOME           CAPITAL     STOCK       RECEIVABLE   INCOME (LOSS)   (DEFICIT)      (DEFICIENCY)

BALANCE AT JANUARY 1, 1997                      $180,168                                $(1,004)       $49,287         $228,451
Net income                      $27,837                                                                 27,837           27,837
Net cash to parent                                (1,237)                                                                (1,237)
Other comprehensive income:
  Minimum pension adjustment      1,004                                                   1,004                           1,004
                               --------
  Comprehensive income          $28,841
                               ========        ---------                   --------      -------       --------         -------

BALANCE AT DECEMBER 31, 1997                     178,931                                                77,124          256,055
Net income                                                                                               7,951            7,951
Issuance of shares                               108,000                                                                108,000
Redemption of shares                            (286,931)                                             (165,685)        (452,616)
Issuance of shares                                 3,840                   $(3,840)
Proceeds from stock
subscriptions receivable                                                     2,196                                        2,196
Increase in net deferred
  tax asset attributable
  to tax basis of assets                          18,480                                                                  18,480
Bonuses paid by a previous
  principal stockholder                            1,838                                                                   1,838
                                                --------                     -------      -------       -------          -------

BALANCE AT DECEMBER 31, 1998                     24,158                     (1,644)                    (80,610)         (58,096)
Net income                                                                                              25,331           25,331
Issuance of shares                                  580                       (580)
Purchase of treasury stock                                  $(51)               10                                          (41)
Proceeds from stock
subscriptions receivable                                                       675                                          675
                                               --------    -------          -------     --------       -------          -------

BALANCE AT DECEMBER 31, 1999                    $24,738     $(51)          $(1,539)                   $(55,279)        $(32,131)
                                               ========    =======          =======     ========       =======          ========

See notes to consolidated financial statements.

ACCURIDE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                  YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                  1999        1998       1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                  $  25,331   $   7,951   $ 27,837
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation                                               23,765      20,094     17,870
      Amortization                                                6,019       4,832      2,856
      Losses on disposal of assets                                1,021       1,585        801
      Bonuses payable by a previous principal stockholder                     1,838
      Deferred income taxes                                      12,947       1,232      3,212
      Equity in earnings of affiliated companies                 (2,316)     (3,929)    (4,384)
      Minority interest                                              91       1,348        171
      Changes in certain assets and liabilities
        (net of effects from purchase of AKW, L.P.):
          Receivables                                             8,924     (11,814)   (17,448)
          Inventories and supplies                                1,903      (8,602)      (646)
          Prepaid expenses and other assets                      (2,762)     (4,534)    (1,670)
          Accounts payable                                        8,959       7,771        680
          Tooling deposit                                                                5,261
          Accrued and other liabilities                           2,953       4,890      3,679
                                                              ----------  ----------  ---------
            Net cash provided by operating activities            86,835      22,662     38,219
                                                              ----------  ----------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                    (44,507)    (46,579)   (24,032)
  Capitalized interest                                           (1,565)       (929)
  Payment for purchase of AdM                                    (7,422)                (4,899)
  Payment for purchase of AKW L.P.                              (71,095)               (20,849)
  Net cash distribution from AKW L.P.                               265       2,839      2,482
  Other                                                                                    233
                                                              ----------  ----------  ---------
            Net cash used in investing activities              (124,324)    (44,669)   (47,065)
                                                              ----------  ----------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                      102,711     356,185
  Proceeds from issuance of short term notes payable              3,589       3,000     16,040
  Payments on long-term debt                                     (6,050)
  Principal payments on short term notes payable                            (15,129)    (4,850)
  Net increase (decrease) in revolving line of credit           (33,000)     33,000
  Deferred financing fees                                        (1,373)    (14,243)
  Proceeds from issuance of shares                                          108,000
  Redemption of shares                                              (41)   (454,949)
  Proceeds from stock subscriptions receivable                      675       2,196
  Net cash (to) from Phelps Dodge Corporation                                           (1,237)
                                                              ----------  ----------  ---------
            Net cash provided by financing activities            66,511      18,060      9,953
                                                              ----------  ----------  ---------
Increase (decrease) in cash and cash equivalents                 29,022      (3,947)     1,107
Cash and cash equivalents, beginning of year                      3,471       7,418      6,311
                                                              ----------  ----------  ---------
Cash and cash equivalents, end of year                          $32,493   $   3,471   $  7,418
                                                              ==========  ==========  =========

See notes to consolidated financial statements.

ACCURIDE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999
(DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      BASIS OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of Accuride Corporation (the "Company") and its wholly-owned subsidiaries, including Accuride Canada, Inc. ("Accuride Canada"), AKW L.P. ("AKW"), and Accuride de Mexico, S.A. de C.V. ("AdM"). All significant intercompany transactions have been eliminated. Investments in affiliated companies in which the Company does not have a controlling interest are accounted for using the equity method.

      Prior to the Recapitalization of the Company on January 21, 1998 (see Note
      2), the Company was a wholly-owned subsidiary of Phelps Dodge Corporation ("PDC"). As a wholly-owned subsidiary of PDC, certain administrative functions were performed by PDC on behalf of the Company. Such functions included, but were not limited to, accounting, legal, treasury, tax, risk management, and certain employee benefit related functions. Applicable common expenses, incurred by PDC, have been allocated to the Company based on a time allocation methodology and are reflected in the accompanying financial statements for the year ended December 31, 1997.

      BUSINESS OF THE COMPANY - The Company is engaged primarily in the design, manufacture and distribution of wheels and rims for trucks, trailers and certain military and construction vehicles. The Company sells its products primarily within North America and Latin America to original equipment manufacturers and to the aftermarket. The Company's primary manufacturing facilities are located in Henderson, Kentucky; Columbia, Tennessee; Erie, Pennsylvania; Cuyahoga Falls, Ohio; London, Ontario, Canada and Monterrey, Mexico.

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

       PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are carried at cost. Expenditures for replacements and betterments are capitalized; maintenance and repairs are charged to operations as incurred.

       Buildings, machinery and equipment are depreciated using the straight-line method over estimated lives of 5 to 40 years. Tooling is generally depreciated over a 3 year life.

       DEFERRED FINANCING COSTS - Direct costs incurred in connection with the Recapitalization (see Note 2) and the Credit Agreement (see Note 9) have been deferred and are being amortized over the life of the related debt using the interest method.

       GOODWILL - Goodwill consists of costs in excess of the net assets acquired in connection with the PDC acquisition of the Company in March 1988 and the AKW and AdM acquisitions in April 1999 and July 1999, respectively. Goodwill is being amortized using the straight-line method over 40 years.

       LONG-LIVED ASSETS - The Company evaluates for impairment its long-lived assets to be held and used and its identifiable intangible assets when events or changes in economic circumstances indicate the carrying amount of such assets may not be recoverable. Long-lived assets to be disposed of are carried at the lower of cost or fair value less the costs of disposal.

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

       POSTRETIREMENT BENEFITS OTHER THAN PENSIONS - The Company has postretirement health care and life insurance benefit plans covering substantially all U.S. non-bargained and Canadian employees. The Company accounts for these benefits on an accrual basis and provides for the expected cost of such postretirement benefits be accrued during the years employees render the necessary service. The Company's funding policy provides that payments to participants shall be at least equal to its cash basis obligation.

       POSTEMPLOYMENT BENEFITS - The Company has certain postemployment benefit plans covering certain U.S. and Canadian employees which provide severance, disability, supplemental health care, life insurance or other welfare benefits. The Company accounts for these benefits on an accrual basis. The Company's funding policy provides that payments to participants shall be at least equal to its cash basis obligation. Liabilities associated with these benefits at the date of the Company's Recapitalization (see Note 2) were retained by PDC.

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

      RESEARCH AND DEVELOPMENT COSTS- Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred. The amounts charged against income in 1999, 1998 and 1997 totaled $5,176, $2,855 and $3,732, respectively.

      FOREIGN CURRENCY - The assets and liabilities of Accuride Canada and AdM that are receivable or payable in cash are converted at current exchange rates, and inventories and other non-monetary assets and liabilities are converted at historical rates. Revenues and expenses are converted at average rates in effect for the period. Accuride Canada's and AdM's functional currencies have been determined to be the U.S. dollar. Accordingly, gains and losses resulting from conversion of such amounts, as well as gains and losses on foreign currency transactions, are included in operating results as "Other income (expense), net." The Company had aggregate foreign currency gains (losses) of $(5,544), $(996), and $773, for the years ended December 31, 1999, 1998 and 1997, respectively.

      CONCENTRATIONS OF CREDIT RISK - Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, customer receivables, and derivative financial instruments. The Company places its cash and cash equivalents and executes derivatives with high quality financial institutions. Generally, the Company does not require collateral or other security to support customer receivables.

      DERIVATIVE FINANCIAL INSTRUMENTS - The Company has limited involvement with derivative financial instruments and does not use them for trading purposes. Derivative financial instruments are used to manage well-defined interest rate, foreign exchange, and commodity price risks.

      INTEREST RATE INSTRUMENTS - The Company entered into an interest rate swap agreement as a means of fixing the interest rate exposure on a portion of the Company's floating rate debt. The Company also entered into an interest rate cap agreement to set a ceiling on the maximum interest rate the Company would incur on a portion of the Company's floating-rate debt. The premiums paid to enter into the interest rate cap agreement are payable quarterly and recorded as interest expense as incurred. These interest rate agreements are accounted for under the settlement method. Under this method, the differential to be paid or received on these agreements is recognized over the lives of the agreements in interest expense. Changes in market value of the interest rate swap and the interest rate cap accounted for under the settlement method are not reflected in the accompanying financial statements.

      FOREIGN EXCHANGE INSTRUMENTS - The Company entered into foreign currency forward contracts and options to limit foreign exchange risk on anticipated but not yet committed transactions expected to be denominated in Canadian dollars. The forward contracts and certain combination options (collars) are not considered hedges for financial reporting purposes and, accordingly, such forward contracts and combination options are carried in the financial statements at fair value, with realized and unrealized gains or losses reflected directly in income as "Other income (expense), net." The Company had aggregate realized gains and unrealized gains of $2,565 and $2,194, respectively, for the year ended December 31, 1999, and realized losses and unrealized gains of $(2,598) and $150, respectively, for the year ended December 31, 1998.
      The total notional amount of outstanding forward contracts at December 31, 1999 was $108,707. The total notional amount of foreign currency combination options outstanding at December 31, 1999 was $13,848.

      The Company also has purchased foreign currency call options that are considered hedges for financial reporting purposes. Gains and losses related to purchased foreign currency call options of anticipated transactions are deferred and recognized in income or as adjustments of carrying amounts when the hedged transaction occurs. Total option premiums paid for the year ended December 31, 1999 was $208, which is being amortized over the life of the purchased call options. The total notional amount of purchased foreign currency call options outstanding at December 31, 1999 was $13,848.

      COMMODITY PRICE INSTRUMENTS - The Company entered into commodity price swap and option contracts to limit the exposure to changes in certain raw material prices. The premiums paid to enter into such option contracts are included in prepaid expenses and amortized using the straight-line method over the related term of the contracts. The commodity price swaps are accounted for under the settlement method. Under this method, the differential to be paid or received on these agreements is recognized over the lives of the agreements in raw material expense. Changes in the market value of the commodity price swap and option contracts are accounted for under the settlement method and are not reflected in the accompanying financial statements. The Company had aggregate realized gains of $193 for the year ended December 31, 1999. Total option premiums paid for the year ended December 31, 1999 was $38. The total notional amount of outstanding commodity price swaps at December 31, 1999 was $27,431. No option contracts were outstanding at December 31, 1999.

      COMPREHENSIVE INCOME - There were no components of other comprehensive income for the years ended December 31, 1999 and 1998. For the year ended December 31, 1997, the Company recorded a minimum pension adjustment of $1,673, less $669 in applicable income taxes.

      NEW ACCOUNTING PRONOUNCEMENT - SFAS 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a fair value hedge, a cash flow hedge, or a hedge of a foreign currency exposure. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. Management has not yet fully evaluated the effect of the new standard on the financial statements.

      RECLASSIFICATIONS - Certain amounts from prior years' financial statements have been reclassified to conform to the current year presentation.

2.    RECAPITALIZATION OF ACCURIDE CORPORATION

      The Company entered into a stock subscription and redemption agreement dated November 17, 1997 (the "Agreement" or "Redemption"), with PDC and Hubcap Acquisition L.L.C. ("Hubcap Acquisition"), a Delaware limited liability company formed at the direction of KKR 1996 Fund L.P., a Delaware limited partnership affiliated with Kohlberg Kravis Roberts & Co., L.P. ("KKR").

      Pursuant to the Agreement, effective January 21, 1998, Hubcap Acquisition acquired 90% of the common stock of the Company for an aggregate redemption price of $468,000 (the "Recapitalization"). In connection with the Recapitalization, Hubcap Acquisition made an equity investment in the Company of $108,000, and the Company issued $200,000 of 9.25% senior subordinated notes at 99.48% of principal value due 2008 and obtained $164,800 in bank borrowings, including $135,000 of borrowings under senior secured term loans due 2005 and 2006 with variable interest rates and $29,800 of borrowings under a $140,000 senior secured revolving line of credit expiring 2004 with a variable interest rate.

      Costs of $21,742 incurred in connection with the Recapitalization have been reflected (i) $14,243 as deferred financing costs, (ii) $5,259 as a component of the cost of the Redemption and (iii) $2,240 as a 1998 expense.

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

      Subsequent to the Recapitalization, effective September 30, 1998, PDC sold its remaining interest in the Company to an unrelated third party.

3.    AKW AND AdM ACQUISITIONS

      AKW ACQUISITION - AKW was formed in 1997 as a 50-50 joint venture between Kaiser and the Company to design, manufacture, and sell heavy-duty aluminum wheels. On April 1, 1999, the Company acquired Kaiser's 50% interest in AKW. The acquisition gives the Company 100% control of AKW. Total aggregate cost paid was $71,095 including fees and expenses. In connection with this acquisition, the fair value of assets acquired was $36,190 less liabilities assumed of $16,838. The cost exceeded the fair value of the net assets acquired by $51,743.

      The following unaudited pro forma financial data illustrates the estimated effects as if AKW acquisition had been completed as of the beginning of the periods presented, after including the impact of certain adjustments, such as goodwill amortization, depreciation, interest expense, the elimination of equity in earnings of affiliates arising from the Company's 50% interest in AKW owned prior to the acquisition, and the related income tax effects.

                                                     YEARS ENDED DECEMBER 31
                                                  -----------------------------
                                                     1999      1998      1997
        Net Sales                                  $529,800  $470,480  $385,482
        Net Income                                 $ 25,632  $  5,758  $ 26,875

      The pro forma results are not necessarily indicative of the actual results if the transactions had been in effect for the entire periods presented. In addition, they are not intended to be a projection of future results and do not reflect, among other things, any synergies that might have been achieved from combined operations.

      AdM ACQUISITION - AdM was formed on November 5, 1997 between the Company, IaSa, and certain other parties to produce, market and sell steel wheels, rims, side rings, lock rings, mounting rings, spacer bands and related components. On July 16, 1999, the Company acquired Industria Automotriz, S.A. de C.V.'s ("IaSa") 49% interest in AdM. The acquisition gives the Company 100% control of AdM. Total aggregate cost paid was $7.4 million, including fees and expenses. The cost exceeded the fair value of the net assets acquired by $301.

      The AdM and AKW acquisitions have been accounted for by the purchase method of accounting. Under purchase accounting, the total purchase price has been allocated to the tangible and intangible assets and liabilities of AdM and AKW, respectively, based upon their respective fair values as of the dates of the acquisitions based upon valuations and other studies.

4.    CONSOLIDATED STATEMENTS OF CASH FLOWS

      For the purpose of preparing the Consolidated Statements of Cash Flows, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Interest paid (net of amounts capitalized of $1,565 and $929) for the years ended December 31, 1999 and 1998 was $37,029 and $23,277, respectively. No significant interest amounts were paid during 1997. Income taxes paid for the years ended December 31, 1999 and 1998 were $8,114 and $7,238, respectively. Non-cash transactions that resulted from the Redemption in 1998 included the issuance of common stock and the related stock subscriptions receivable of $1,644, the assumption of $2,333 in liabilities offset against stockholders' equity and the increase in stockholders' equity and the net deferred tax asset in the amount of $18,480 from the increase in the tax basis of assets. Net cash amounts due to/from PDC were accounted for as capital distributions or contributions and current income taxes were cleared through the PDC intercompany account for the year ended December 31, 1997.

      The following supplemental cash flow information is provided for non-cash transactions that resulted in connection with the formation of AdM on November 5, 1997:

        Inventory acquired                                        $1,300
        Property acquired                                         14,856
        Current liabilities assumed                                1,700
        Short-term notes payable assumed                           4,850

5.    INVENTORIES

      Inventories at December 31 were as follows:

                                                            1999       1998
        Raw materials                                     $ 6,451    $ 8,920
        Work in process                                    12,106      7,757
        Finished manufactured goods                        20,225     19,181
        LIFO adjustment                                     2,361      1,122
                                                          -------    -------
          Inventories, net                                $41,143    $36,980
                                                          =======    =======

       During 1999, certain inventory quantities were reduced, which resulted in a liquidation of LIFO inventory layers carried at lower costs which prevailed in prior years. The effect of the liquidation was to decrease cost of goods sold by $193 and to increase net earnings by $112. There were no significant liquidations of LIFO inventories in 1998 or 1997.

6.    PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment at December 31 consist of the following:

                                                            1999       1998
        Land and land improvements                        $  6,895   $  6,768
        Buildings                                           40,877     37,225
        Machinery and equipment                            341,928    273,345
                                                          --------   --------
                                                           389,700    317,338
        Less accumulated depreciation                      177,007    157,512
                                                          --------   --------
          Property, plant and equipment, net              $212,693   $159,826
                                                          ========   ========

7.    INVESTMENTS IN AFFILIATES
      Included in the Company's "Equity in earning of affiliates" is a 50% equity interest in AOT, Inc. ("AOT"), and from May 1, 1997 through March 31, 1999, a 50% equity interest in AKW. The following summarizes the Company's investments in affiliates.

      AOT - AOT is a joint venture between the Company and The Goodyear Tire & Rubber Company formed to provide sequenced wheel and tire assemblies for Navistar International

      Transportation Corporation. The Company's investment in AOT at December 31, 1999 and 1998 totaled $2,735 and $2,644, respectively.
      For the years ended December 31, 1999 and December 31, 1998, the Company had one note receivable from AOT included in "Other assets" in the amount of $282 and $1,092, with an interest rate of 9.25%. During 1997, the Company had two outstanding notes receivable from AOT totaling $1,535 with interest rates ranging from 8.25% to 9.25%. Interest income earned on these notes receivable for 1999, 1998 and 1997 totaled $92, $161 and $180, respectively.

      The Company performs accounting, cash management, engineering and other technical, general and administrative services for AOT. Fees for these services totaled $360 for each of the three years in the period ended December 31, 1999, and are reported as a reduction in "Selling, general and administrative expenses".

      AKW L.P. - On May 1, 1997, the Company entered into a joint venture with Kaiser for the formation of AKW and accounted for the investment using the equity method. The Company's investment in AKW at December 31, 1998 totaled $23,211. The Company performed all billing and collection functions, as well as calculation and notification of rebates, for AKW. "Other receivables" at December 31, 1998 include $2,378 which represents amounts due from AKW for such transactions. Fees associated with those agreements totaled $63, $250 and $167 for the years ended December 31, 1999 , 1998 and 1997, respectively, and are reported as a reduction in "Selling, general and administrative expenses".

      On April 1, 1999 the Company acquired Kaiser's 50% interest in AKW (see
      Note 3).

8.    SHORT-TERM NOTES PAYABLE

      AdM entered into a $32,500 credit agreement consisting of a $7,500 working capital facility and a $25,000 term facility (see Note 9) which is guaranteed by the Company. At December 31, 1999, the interest rate on the working capital facility was comprised of the Eurodollar rate of 6.13% plus the Applicable Margin of 1.625%. At December 31, 1999 and December 31, 1998, respectively, the Company had $7,500 and $3,911 outstanding under the working capital facility.

9.    LONG-TERM DEBT

      Long-term debt at December 31 consists of the following:


                                                        1999        1998
Term A Advance                                        $ 58,200    $ 60,000
Term B Advance                                          72,750      75,000
Term C Advance                                          98,000
Senior subordinated notes, net of $889 and $1,000
  unamortized discount                                 199,111     199,000
AdM Term Advance                                        25,000      22,289
Revolving Credit Advance                                            33,000
                                                      --------    --------
                                                       453,061     389,289
Less current maturities                                             (1,350)
                                                      --------    --------
Total                                                 $453,061    $387,939
                                                      ========    ========

      BANK BORROWINGS - The revolving credit facility and the Term A, B and C Advances were issued pursuant to a credit agreement ("Credit Agreement") dated April 16, 1999. The revolving credit facility and the Term B and C Advances were borrowed by Accuride Corporation ("U.S. Borrower") and the Term A Advance was borrowed by Accuride Canada ("Canadian Borrower").

      The Credit Agreement consists of: (i) a $60,000 Term A Advance; (ii) a $75,000 Term B Advance; (iii) a $100,000 Term C Advance; and (iv) up to $140,000 under the revolving credit facility and trade letters of credit and standby letters of credit up to an aggregate sub-limit of $20,000. Letters of credit of $300 were outstanding at December 31, 1999. Swing line advances may be made up to the lesser of: (1) $10,000; or (2) the aggregate unused revolving credit commitment from time to time. The borrowings under the Term A Advance, Term B Advance and Term C Advance and under the revolving credit facility are collectively referred to as the "Bank Borrowings."

      The Company has the option to borrow under the Credit Agreement at either the Base Rate or Eurodollar Rate plus an Applicable Margin, as defined in the Credit Agreement. The Applicable Margin shall be adjusted upon the Company achieving certain leverage ratios and varies by type of borrowing. The Company's Bank Borrowings at December 31, 1999 were all borrowed under the Eurodollar Rate option. At December 31, 1999, the corresponding Eurodollar Rate was 6.25% and the Applicable Margin ranged from 1.5% - 2.25%.

      Bank Borrowings and any unpaid interest thereon under; (i) the Term A Advance shall be repayable in six consecutive annual installments of $600 each, commencing on January 21, 1999, and the seventh installment shall be repayable on January 21, 2005 in the amount equal to the then outstanding principal balance of the Term A Advance; (ii) the Term B Advance shall be repayable in seven consecutive annual installments of $750 each, commencing on January 21, 1999, and the eighth installment shall be repayable on January 21, 2006 in the amount of the then outstanding principal balance of the Term B Advance; (iii) the Term C Advance shall be repayable in six consecutive annual installments of $1,000 each, commencing on January 21, 2000, and the seventh installment shall be repayable on January

      21, 2006, in the amount of $47,000 and the eighth installment shall be repayable on January 21, 2007 in the amount of the then outstanding principal balance of the Term C Advance; and (iv) the revolving credit facility shall be reduced to a maximum of $100,000 on January 21, 2003 and be payable in full on January 21, 2004. In October 1999, the Company elected to prepay the principal installments due January 21, 2000 and January 21, 2001 for the Term A Advance, the Term B Advance and the Term C Advance. The total amount prepaid was $4,700.

      As of December 31, 1998, $60,000 of Term A Advance, $75,000 of Term B Advance, and $33,000 of revolving credit advance was outstanding pursuant to a credit agreement dated as of January 21, 1998. The Bank Borrowings are guaranteed by all domestic subsidiaries of the U.S. Borrower. The Term A Advance is guaranteed by the U.S. Borrower.

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

      SENIOR SUBORDINATED NOTES - Interest at 9.25% on the senior subordinated notes (the "Notes") is payable on February 1 and August 1 of each year, commencing on August 1, 1998. The Notes mature in full on February 1, 2008 and may be redeemed, at the option of the Company, in whole or in part, at any time on or after February 1, 2003 in cash at the redemption prices set forth in the indenture, plus interest. In addition, at any time prior to February 1, 2002 the Company may redeem up to 40% of the original aggregate principal amount of the Notes with the net proceeds of one or more Equity Offerings, as defined. The Notes are a general unsecured obligation of the Company ranking senior in right of payment to all existing and future subordinated indebtedness of the Company. The Notes are subordinated to all existing and future senior indebtedness of the Company including indebtedness incurred under the Credit Agreement.

      ADM TERM FACILITY - At December 31, 1999 and December 31, 1998, respectively, AdM had term notes outstanding of $25,000 and $22,289 under its $25,000 term facility (see Note 8). Principal is payable quarterly from June 25, 2001 through March 25, 2003. At December 31, 1999, the interest rates on the term notes were based on a range of Eurodollar rates of 6.125% - 6.25% plus the Applicable Margin of 1.75%. AdM's total assets have been assigned as collateral under the terms of the credit agreement.

      Under the term's of the Company's credit agreement and AdM's credit agreement there are certain restrictive covenants that limit the payment of cash dividends and establish minimum financial ratios.

      INTEREST RATE INSTRUMENTS - Effective January 1998, the Company entered into an interest rate cap agreement to reduce the potential impact of increases in interest rates on a portion of its floating-rate long-term debt. At December 31, 1999, the Company was a party to a 7.5% interest rate cap agreement expiring in January 2001. The agreement entitles the Company to receive from the counterparty on a quarterly basis the amount, if any, by which the Company's interest payments on $34,650 of floating-rate long-term debt exceed 7.5% plus the Applicable Margin. As of December 31, 1999 the interest rate cap had a notional amount of $34,650. Effective January 1998, the Company also entered into an interest rate swap agreement to manage its interest rate exposure on a portion of its floating-rate debt obligation. Under the interest rate swap agreement, the Company makes fixed rate payments at 5.75% and receives variable rate payments at the three-month Eurodollar rate. As of December 31, 1999 the interest rate swap agreement had a notional amount of $99,000, and the corresponding Eurodollar rate was 6.20%. The maturity date of the interest rate swap agreement is January 2001.

      The Company is exposed to credit losses in the event of nonperformance by the counterparty to its interest rate cap and interest rate swap. The Company anticipates, however, that the counterparty will be able to fully satisfy its obligations under the contracts. The Company does not obtain collateral or other security to support financial instruments subject to credit risk but monitors the credit standing of counterparties.

      Maturities of long-term debt based on minimum scheduled payments as of December 31, 1999, are as follows:


              2000                                   $      0
              2001                                      9,375
              2002                                     14,850
              2003                                      5,475
              2004                                      2,350
              Thereafter                              421,011
                                                     --------
                                                     $453,061
                                                     ========

10.   PENSION PLANS AND OTHER POSTRETIREMENT BENEFIT PLANS

      The Company sponsors non-contributory employee defined benefit pension plans covering substantially all U.S. and Canadian employees (the "Plans"). Employees covered under the U.S. salaried plan are eligible to participate upon the completion of one year of service and benefits are based upon their cash balance account based on an allocation they earn each year. Employees covered under the Canadian salaried plan are eligible to participate upon the completion of two years of service and benefits are based upon career average salary and years of service. Employees covered under the hourly plans are generally eligible to participate at the time of employment and benefits are generally based on a fixed amount for each year of service. U.S. employees are vested in the plans after five years of service; Canadian hourly employees are vested after two years of service.

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

      The status of employee pension benefit plans and other postretirement benefit plans at December 31 are summarized below:


                                                   PENSION BENEFITS        OTHER BENEFITS
                                                   1999        1998       1999       1998
Change in benefit obligation:
    Benefit obligation at beginning of year      $33,957     $39,899     $9,751     $9,564
    Benefit obligation assumed by PDC                         (9,951)                 (883)
    Service cost                                   2,339       1,759        528        313
    Interest cost                                  2,232       1,990        839        592
    Amendments                                     1,130
    Actuarial loss (gain)                         (5,399)      1,343       (504)       468
    Acquisition                                    1,223                  4,043
    Currency translation adjustment                1,414                    265
    Benefits paid                                 (1,314)     (1,083)      (322)      (303)
                                                 -------     -------   --------   --------
    Benefit obligation at end of year             35,582      33,957     14,600      9,751
                                                 -------     -------   --------   --------

Change in plan assets:
    Fair value of assets at beginning of year     32,385      37,564
    Fair value of assets assumed by PDC                       (7,768)
    Actual return on plan assets                   2,194       2,385
    Employer contribution                          2,586       1,287
    Acquisition                                      493
    Currency translation adjustment                1,454
    Benefits paid                                 (1,314)     (1,083)
                                                 -------     -------   --------   --------
    Fair value of assets at end of year           37,798      32,385
                                                 -------     -------   --------   --------
    Funded status                                  2,216      (1,572)   (14,600)    (9,751)
    Unrecognized actuarial loss                    1,950       6,223      1,401      1,473
    Unrecognized prior service cost                2,665       1,501     (1,750)    (1,953)
    Unrecognized net obligation                      352         349
                                                 -------     -------   --------   --------
    Accrued benefit asset (cost)                  $7,183      $6,501   $(14,949)  $(10,231)
                                                 =======     =======   ========   ========

      The pension plans were valued between December 1 and December 31 for both 1999 and 1998. The obligations were projected to and the assets were valued as of the end of 1999 and 1998. Effective April 1, 1999, two qualified plans were acquired in conjunction with the AKW acquisition. The plan assets are invested in a diversified portfolio of stocks, bonds and cash or cash equivalents.

      The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $3,099, $2,950 and $1,905, respectively, as of December 31, 1999 and $9,519, $9,390 and $8,513, respectively, as of December 31, 1998.

      The components of net periodic pension cost and other postretirement benefit cost for the years ended December 31, were as follows:


                                                        PENSION BENEFITS              OTHER BENEFITS
                                                     ----------------------       ----------------------
                                                     1999     1998     1997       1999     1998     1997
Benefits earned during the year                     $2,339   $1,759   $1,336   $  528   $  313   $  283
Interest accrued on projected benefit obligation     2,232    1,990    2,489      839      592      656
Return on plan assets                               (3,350)  (2,871)  (3,054)
Net amortization                                       488      128      165     (203)    (203)    (200)
Other                                                           167                41       27
                                                    ------   ------   ------   ------   ------   ------
    Net periodic cost                               $1,709   $1,173   $  936   $1,205   $  729   $  739
                                                    ======   ======   ======   ======   ======   ======

      For 1999 measurement purposes, annual rates of increase in the per capita cost of covered health care benefits were assumed to average 11% for 2000 decreasing gradually to 5.5% by 2008 and remaining at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. A one percentage point change in assumed health care cost trend rates would have the following effects:


                                                                  1-PERCENTAGE-               1-PERCENTAGE-
                                                                 POINT INCREASE              POINT DECREASE
                                                                 ------------------------------------------
Effect on total of service and interest cost components              $  168                     $  (142)
Effect on postretirement benefit obligation                           1,439                      (1,226)

      Assumptions used to develop the net periodic pension cost and other postretirement benefit cost and to value pension obligations as of December 31 were as follows:


                                                   PENSION BENEFITS   OTHER BENEFITS
                                                   ----------------   --------------
                                                     1999     1998     1999     1998
Discount rate                                        7.75 %   7.00 %   7.75 %   7.00 %
Rate of increase in future compensation levels       4.00 %   4.00 %   4.00 %   4.00 %
Expected long-term rate of return on assets          9.50 %   9.50 %   N/A      N/A

      The Company intends to fund at least the minimum amount required under the Employee Retirement Income Security Act of 1974, as amended, for U.S. plans, or in the case of Accuride Canada, the minimum legal requirements in Canada.

      The Company also sponsors certain defined contribution plans for substantially all U.S. salaried employees and the hourly employees at its Erie, Pennsylvania facility. Expense associated with these plans for the years ended December 31, 1999, 1998 and 1997 totaled $1,183, $1,045 and $1,062, respectively.

11.   INCOME TAXES

      For the year ended December 31, 1997, the Company was included in the PDC consolidated income tax returns and PDC allocated income taxes as if the Company filed on a separate company basis. The Company cleared income taxes with PDC through the intercompany account.

      The income tax provision (benefit) for the years ended December 31 is as follows:


                           1999          1998           1997
Current:
  Federal                $   523        $  222        $ 7,760
  State                      981           597          1,109
  Foreign                  3,959         6,067         10,077
                         -------        ------        -------
                           5,463         6,886         18,946
                         -------        ------        -------

Deferred:
  Federal                 15,429         2,420          3,319
  State                   (2,691)       (1,651)           474
  Foreign                  2,342           280           (581)
  Valuation allowance     (2,133)
                         -------        ------        -------
                          12,947         1,049          3,212
                         -------        ------        -------
    Total                $18,410        $7,935        $22,158
                         =======        ======        =======

      A reconciliation of the U.S. statutory tax rate to the Company's effective tax rate for the years ended December 31, is as follows:


                                                        1999     1998     1997
Statutory tax rate                                      35.0 %   35.0 %  35.0 %
Withholding tax on dividend of foreign subsidiary        0.3      0.6     6.0
State and local income taxes                             2.2     (4.6)    1.4
Incremental international tax                            8.5      4.7     0.2
Goodwill                                                 2.1      5.2     1.8
Change in state tax rates                               (4.1)
Change in valuation allowance                           (4.9)
Other items, net                                         2.9      5.1    (0.1)
                                                        ------   ------  ------
           Effective tax rate                           42.0 %   46.0 %  44.3 %
                                                        ======   ======  ======

      Deferred income tax assets and liabilities comprised the following at December 31:


                                                            1999         1998
Deferred tax assets:
  Depreciation                                            $ 40,750     $ 50,226
  Postretirement and postemployment benefits                 5,494        3,850
  Other                                                      1,720        3,012
  Foreign tax credit                                         4,393        3,420
  Valuation allowance-foreign tax credit                                 (3,420)
  Alternative minimum tax credit                               659          158
  Net operating loss carryforward                            3,830        1,861
  Valuation allowance - tax basis of assets                (38,247)     (36,960)
                                                          --------      -------
        Total deferred tax assets                           18,599       22,147
                                                          --------      -------
  Deferred tax liabilities:
  Depreciation                                              10,816       12,224
  Pension costs                                              3,213        2,410
  Inventories                                                1,896          318
  Withholding tax on dividend of foreign subsidiary            128           22
  Other                                                      7,548        3,275
                                                          --------      -------
        Total deferred tax liabilities                      23,601       18,249
                                                          --------      -------

Net deferred tax assets (liabilities)                       (5,002)       3,898
  Current deferred tax asset                                                611
  Current deferred tax liability                              (598)
                                                          --------      -------
Long-term deferred income tax asset (liability)-net       $ (4,404)     $ 3,287
                                                          ========      =======

      The Company's net operating loss and tax credit carryforwards available in various tax jurisdictions at December 31, 1999 expire in periods ranging from five to twenty years, except that the alternative minimum tax credit does not have a future expiration date. Realization of deferred tax assets is dependent upon taxable income within the carryforward periods available under the tax laws. Although realization of deferred tax assets in excess of deferred tax liabilities is not certain, management has concluded that it is more likely than not the Company will realize the full benefit of deferred tax assets, except for a $38,247 valuation allowance recorded related to the $57,370 increase in the tax basis of assets. The increase in tax basis of assets was adjusted by $1,930 during the year ended December 31, 1999 due to a change in state tax rates. During 1999, it was determined that the Company would be able to fully utilize the foreign tax credits; therefore the 1998 valuation allowance was reversed. The Company does not reinvest the undistributed earnings of Accuride Canada and accordingly, has recorded a provision for the applicable income taxes.

      At December 31, 1999 and 1998, consolidated retained earnings included undistributed earnings of AdM totaling approximately $304 and $1,581, respectively. These earnings are permanently invested and are not considered available for distribution to the Company. Accordingly, no provision has been made for U.S. income taxes that may be payable upon remittance of such earnings for the three years in the period ended December 31, 1999.

12.   STOCK PURCHASE AND OPTION PLAN

      Effective January 21, 1998, the Company adopted the 1998 Stock Purchase and Option Plan for key employees of Accuride Corporation and subsidiaries (the "1998 Plan").

      The 1998 Plan provides for the issuance of shares of authorized but unissued or reacquired shares of common stock subject to adjustment to reflect certain events such as stock dividends, stock splits, recapitalizations, mergers or reorganizations of or by the Company. The 1998 Plan is intended to assist the Company in attracting and retaining employees of outstanding ability and to promote the identification of their interests with those of the stockholders of the Company. The 1998 Plan permits the issuance of common stock (the "1998 Plan Purchase Stock") and the grant of non-qualified stock options (the "1998 Plan Options") to purchase shares of common stock (the issuance of 1998 Plan Purchase Stock and the grant of the 1998 Plan Options pursuant to the 1998 Plan being a "1998 Plan Grant"). Pursuant to the Plan, the Company can elect to grant performance options or time options, as defined in the Plan. Unless sooner terminated by the Company's Board of Directors, the 1998 Plan will expire ten years after adoption. Such termination will not affect the validity of any 1998 Plan Grant outstanding on the date of the termination.

      Pursuant to the 1998 Plan, 2,667 shares of common stock of the Company are reserved for issuance under such plan.

      1998 PLAN PURCHASE STOCK - At December 31, 1999, the Company had issued 884 shares of common stock under the 1998 Plan Purchase Stock totaling $4,420 under the terms of stock subscription agreements with various management personnel of the Company. During 1999, 10 shares were repurchased as treasury stock at a cost of $51. The unpaid principal balance of $1,539 under the stock subscription agreements has been recorded as a reduction of stockholders' equity.

      1998 PLAN OPTIONS - The following is an analysis of stock option activity pursuant to the 1998 Plan for each of the last two years ended December 31, 1999 and the stock options outstanding at the end of the respective year:

                                                        YEAR ENDED DECEMBER 31,
                                            ---------------------------------------------
                                                    1999                    1998
                                                         WEIGHTED              WEIGHTED
                                                          AVERAGE              AVERAGE
                                              SHARES       PRICE     SHARES     PRICE
Outstanding, beginning of year                 1,458     $5,000
Granted                                           221    $5,000      1,458      $5,000
Forfeited or expired                             (10)    $5,000
                                            --------                 -----
Outstanding at end of year                      1,669    $5,000      1,458      $5,000
                                            --------                 -----
Options exercisable at end of year                626    $5,000        313      $5,000

      At December 31, 1998, all 1998 Plan Options were unexercised. Time options vest in equal installments over a five year period from the date of the grant. Performance options vest after approximately eight years or vest at an accelerated rate if the Company meets certain performance objectives. As of December 31, 1999, options outstanding have an exercise price of $5,000 per share and a weighted average remaining contractual life of 8.6 years.

      The Company applies APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations in accounting for the plans; accordingly, since the grant price of the stock options was at least 100% of the fair value at the date of the grant, no compensation expense has been recognized by the Company in connection with the option grants. Had compensation cost for the plans been determined based on the fair value at the grant dates for awards under the plan consistent with the fair value method of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, the Company's net income for the years ended December 31,1999 and December 31, 1998 would have decreased from $25,331 and $7,941 to the pro forma amounts of $25,284 and $7,703 respectively.

      The weighted average fair value of options granted was $3,174 and $3,423 for those issued in 1999 and 1998, respectively. The fair value of the option grants is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield equaling 0%, risk-free interest rates ranging from 5.00% - 6.60%, expected volatilities assumed to be 0% and expected lives of approximately 7 years. The pro forma amounts are not representative of the effects on reported net income for future years.

13.   COMMITMENTS

      Rent expense for the years ended December 31, 1999, 1998 and 1997 was $2,371, $1,566 and $1,566, respectively. Future minimum lease payments for all noncancelable operating leases having a remaining term in excess of one year at December 31, 1999 are as follows:

                           2000                    $2,191
                           2001                     1,942
                           2002                     1,624
                           2003                     1,085
                           2004                       805
                                                   ------
                          Total                    $7,647
                                                   ======

14.   CONTINGENCIES

      The Company is from time to time involved in various legal proceedings of a character normally incident to its past and present businesses. Management does not believe that the outcome of these proceedings will have a material adverse effect on the consolidated financial condition or results of operations of the Company.
      The Company's operations are subject to federal, state and local environmental laws, rules and regulations. Pursuant to the Recapitalization of the Company (see Note 2), the Company has been indemnified by PDC with respect to certain environmental liabilities at its Henderson and London facilities, subject to certain limitations. Pursuant to the AKW acquisition agreement (see Note 3), the Company has been indemnified by Kaiser with respect to certain environmental liabilities relating to the facilities leased by AKW. Management does not believe that the outcome of any environmental proceedings will have a material adverse effect on the consolidated financial condition or results of operations of the Company.

15.   SEGMENT REPORTING

      The Company operates in one business segment: the design, manufacture and distribution of wheels and rims for trucks, trailers, and other vehicles.

      GEOGRAPHIC SEGMENTS - The Company has operations in the United States, Canada, and Mexico which are summarized below.

                                                                UNITED
                     1999                                       STATES       CANADA      MEXICO     ELIMINATIONS     COMBINED
  Net sales:
    Sales to unaffiliated customers - domestic                 $459,074     $14,940     $20,604                      $494,618
    Sales to unaffiliated customers - export                      1,979                   9,257                        11,236
                                                               --------     -------     -------                      --------
      Total                                                    $461,053     $14,940     $29,861                      $505,854
                                                               ========     =======     =======                      ========

  Long-lived assets                                            $337,621     $96,696     $48,413      $(112,864)      $369,866

                                                                UNITED
                     1998                                       STATES       CANADA      MEXICO     ELIMINATIONS     COMBINED

  Net sales:
    Sales to unaffiliated customers - domestic                 $319,579     $27,982     $27,804                      $375,365
    Sales to unaffiliated customers - export                      1,799         791       5,628                         8,218
                                                               --------     -------     -------                      --------
      Total                                                    $321,378     $28,773     $33,432                      $383,583
                                                               ========     =======     =======                      ========

  Long-lived assets                                            $174,998     $97,611     $33,311      $ (13,787)      $292,133

                                                                UNITED
                     1997                                       STATES       CANADA      MEXICO     ELIMINATIONS     COMBINED

  Net sales:
    Sales to unaffiliated customers - domestic                 $175,805     $28,565     $ 4,242                      $208,612
    Sales to unaffiliated customers - export                        918     122,567         869                       124,354
                                                               --------     -------     -------                      --------
      Total                                                    $176,723    $151,132      $5,111                      $332,966
                                                               ========     =======     =======                      ========

  Long-lived assets                                            $157,059    $100,496     $16,465       $(18,550)      $255,470

      Sales to three customers exceed 10% of total net sales for the years ended December 31, as follows:

                                     1999                     1998                     1997
                                            % OF                     % OF                     % OF
                                AMOUNT      SALES        AMOUNT     SALES         AMOUNT     SALES
  Customer one                $ 93,568     18.5%      $ 66,220     17.3%       $ 62,838      18.9%
  Customer two                  86,327     17.1%        46,086     12.0%         55,231      16.6%
  Customer three                65,955     13.0%        41,116     10.7%         50,699      15.2%
                              --------     ----       --------     ----        --------      ----
                              $245,850     48.6%      $153,422     40.0%       $168,768      50.7
                              ========     ====       ========     ====        ========      ====

      Each geographic segment made sales to all three major customers in 1999.

  16. FINANCIAL INSTRUMENTS

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

      CASH AND CASH EQUIVALENTS, CUSTOMER RECEIVABLES, ACCOUNTS PAYABLE AND SHORT-TERM NOTES PAYABLE - The carrying amounts approximate fair value because of the relatively short maturity of these instruments.

      AOT NOTES RECEIVABLE - The carrying amount of the notes receivable from AOT approximates fair value because of the at or near market interest rate pricing provisions.

      LONG-TERM DEBT - The fair value of the Company's long-term debt has been determined on the basis of the specific securities issued and outstanding. All of the Company's long-term debt is at variable rates at December 31, 1999 and 1998 except for the $200,000 senior subordinated notes which have a fixed interest rate of 9.25% (see Note 9). The carrying value of the variable rate debt approximates fair value. The fair value of the senior subordinated notes has been estimated to be $184,000 and $200,000 at December 31, 1999 and 1998, respectively.

      OFF BALANCE SHEET HEDGING INSTRUMENTS - The fair value of the purchased foreign currency options, commodity price swaps, and interest rate agreements have been estimated to be $161, $3,156 and $736, respectively, at December 31, 1999 and $0, $0 and $(1,525), respectively, at December 31, 1998. The fair value of these instruments are based on quoted market prices or dealer quotes.

  17. LABOR RELATIONS

      The Company's prior contract with the United Auto Workers ("UAW") covering employees at the Henderson Facility expired in February 1998 and the Company was not able to negotiate a mutually acceptable agreement with the UAW. Therefore, a strike occurred at the Henderson Facility on February 20, 1998. The Company is continuing to operate with its salaried employees and contractors. On March 31, 1998, the Company began an indefinite lock-out. Currently, there is, and the Company believes that there will be, no supply disruption to the Company's customer base; however, there can be no assurance to that effect.

  18. RELATED PARTY TRANSACTIONS

      Effective January 21, 1998, the Company and KKR entered into a management agreement providing for the performance by KKR of certain management, consulting and financial services for the Company. The Company expensed approximately $600 in each of the two years ended December 31, 1999, pursuant to such management agreement.

      PDC, a previous principal stockholder of the Company, entered into retention agreements with certain executive management personnel to compensate them for service over a six-month period from the date of the Redemption. Such costs which have been paid by PDC were charged to expense by the Company over the terms of the retention agreements with a corresponding credit to "Additional Paid in Capital" for the year ended December 31, 1998.

                                                                     Schedule II

                              ACCURIDE CORPORATION
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                        Balance at      Charges to                                     Balance at
                                        beginning      costs and                          Write-           end
                                        of period      expenses          Recoveries        offs         of period
                                        ---------      ----------        ----------       ------       -----------
Reserves deducted in balance
sheet
from the asset to which
applicable:

Accounts Receivable:
     December 31, 1997                      1,595          (110)               92           (610)            967

     December 31, 1998                        967           (4)               150           (105)          1,008

     December 31, 1999                      1,008            61                21           (628)            462

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 23, 2000


                                                   ACCURIDE CORPORATION
                                                   BY:
                                                        /s/ William P. Greubel
                                                        ----------------------
                                                        William P. Greubel
                                                        CHIEF EXECUTIVE OFFICER

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

                           SIGNATURE                                          TITLE                                   DATE
                           ---------                                          -----                                   ----

                    /s/ William P. Greubel           President and Chief Executive Officer (Principal Executive
                    ----------------------           Officer, Director)                                            March 23, 2000
                    William P. Greubel

                    /s/ John R. Murphy               Executive Vice President/Chief Financial Officer,
                    ----------------------           Secretary and Chief Financial Officer (Principal Financial    March 23, 2000
                    John R. Murphy                   and Accounting Officer)

                    /s/ Henry R. Kravis
                    ----------------------
                    Henry R. Kravis                  Director                                                      March 23, 2000

                    /s/ George R. Roberts
                    ----------------------
                    George R. Roberts                Director                                                      March 23, 2000

                    /s/ James H. Greene, Jr.
                    ----------------------
                    James H. Greene, Jr.             Director                                                      March 23, 2000

                    /s/ Todd A. Fisher
                    ----------------------
                    Todd A. Fisher                   Director                                                      March 23, 2000

                    /s/ Frederick M. Goltz
                    ----------------------
                    Frederick M. Goltz               Director                                                      March 23, 2000