Form 10-Q
period 2000-03-31
ACCURIDE CORP
filed 2000-05-12
CIK 817979

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                    FORM 10-Q




[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000.

                                                     OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to ___________.

                        Commission file number 333-50239

                              ACCURIDE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)




DELAWARE                                    61-1109077
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

7140 OFFICE CIRCLE
EVANSVILLE, IN                              47715
(Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code: (812) 962-5000

Indicate by check mark whether the registrant (1) has filed all reports required to filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---    ---


There were 24,834 common shares outstanding as of March 31, 2000.

                               ACCURIDE COPORATION

                                TABLE OF CONTENTS



PART I. FINANCIAL INFORMATION                                                                  PAGE

         Item 1. Financial Statements

                  Consolidated Balance Sheets as of March 31, 2000 (Unaudited) and               3
                  December 31, 1999

                  Consolidated Statements of Income for the Three Months                         4
                          Ended March 31, 2000 and 1999 (Unaudited)

                  Consolidated Statement of Stockholders' Equity (Deficiency) for the            5
                  Three Months Ended March 31, 2000 (Unaudited)

                  Consolidated Statements of Cash Flows for the Three Months Ended               6
                  March 31, 2000 and 1999 (Unaudited)

                  Notes to Unaudited Consolidated Financial Statements                           7

         Item 2. Management's Discussion and Analysis of Financial Condition and                 10
                  Results of Operations

         Item 3. Quantitative and Qualitative Disclosures about Market Risk                      13

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                                               15

         Item 6.  Exhibits and Reports on Form 8-K                                               15

         Signatures                                                                              16


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              ACCURIDE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                           MARCH 31,         DECEMBER 31,
                                                                                             2000                1999
                                                                                          (UNAUDITED)
                                                                                         ------------        ------------
 ASSETS

 CURRENT ASSETS:
   Cash and cash equivalents                                                             $     21,442          $  32,493
   Customer receivables, net of allowance for doubtful accounts of $526 and $462               69,848             57,586
   Other receivables                                                                           10,528             12,400
   Inventories, net                                                                            43,431             41,143
   Supplies                                                                                     9,078              8,509
   Income taxes receivable                                                                      1,152              2,957
   Prepaid expenses                                                                             1,484                818
                                                                                       --------------     --------------
             Total current assets                                                             156,963            155,906

 PROPERTY, PLANT AND EQUIPMENT, NET                                                           217,643            212,693

 OTHER ASSETS:
   Goodwill, net of accumulated amortization of $35,819 and $34,775                           130,483            131,527
   Investment in affiliates                                                                     2,861              2,735
   Deferred financing costs, net of accumulated amortization of $2,334 and $1,835              11,648             12,147
   Other                                                                                       11,339             10,764
                                                                                       --------------     --------------
 TOTAL                                                                                  $     530,937      $     525,772
                                                                                       ==============     =============-

 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

 CURRENT LIABILITIES:
   Accounts payable                                                                     $      46,596      $      41,598
   Short term notes payable                                                                     7,500              7,500
   Accrued payroll and compensation                                                             7,126             11,556
   Accrued interest payable                                                                     7,432             12,056
   Deferred income taxes                                                                        1,209                598
   Accrued and other liabilities                                                                8,080              9,613
                                                                                       --------------     --------------
             Total current liabilities                                                         77,943             82,921

 LONG-TERM DEBT, less current portion                                                         453,089            453,061

 DEFERRED INCOME TAXES                                                                          7,010              4,404

 OTHER LIABILITIES                                                                             17,190             17,517

 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' EQUITY (DEFICIENCY):
   Preferred stock, $.01 par value;  5,000 shares authorized and unissued Common stock and additional paid in capital, $.01 par value; 45,000 shares
     Authorized, 24,834 and 24,874 shares issued and outstanding in 2000 and 1999              24,738             24,738
   Treasury Stock, 50 and 10 shares at cost in 2000 and 1999                                     (282)               (51)
   Stock subscriptions receivable                                                                (833)            (1,539)
   Retained earnings (deficit)                                                                (47,918)           (55,279)
                                                                                       --------------     --------------
         Total stockholders' equity (deficiency)                                              (24,295)           (32,131)
                                                                                       --------------     --------------
 TOTAL                                                                                  $     530,937      $     525,772
                                                                                       ==============     ==============

 See notes to unaudited consolidated financial statements.

                              ACCURIDE CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                     THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                   -----------------------
                                                                                      2000         1999
                                                                                   ----------   ----------
 NET SALES                                                                         $ 143,368    $  111,533

 COST OF GOODS SOLD                                                                  111,626        85,441
                                                                                   ----------   ----------
 GROSS PROFIT                                                                         31,742        26,092


 OPERATING:
   Selling, general and administrative                                                 8,400         6,479
                                                                                   ----------   ----------
 INCOME FROM OPERATIONS                                                               23,342        19,613


 OTHER INCOME (EXPENSE):
   Interest income                                                                       383            65
   Interest (expense)                                                                (10,558)       (8,956)
   Equity in earnings of affiliates                                                      126         2,315
   Other (expense), net                                                                 (601)         (368)
                                                                                   ----------   ----------

 INCOME BEFORE INCOME TAXES AND MINORITY INTEREST                                     12,692        12,669

 INCOME TAX PROVISION
                                                                                       5,331         5,321
 MINORITY INTEREST                                                                         -            24
                                                                                   ----------   ----------
 NET INCOME                                                                        $   7,361    $    7,324
                                                                                   ==========   ==========


 See notes to unaudited consolidated financial statements.

                              ACCURIDE CORPORATION
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                   COMMON
                                                  STOCK AND                                                        TOTAL
                                                  ADDITIONAL                        STOCK         RETAINED    STOCKHOLDER'S
                                                   PAID IN           TREASURY   SUBSCRIPTIONS     EARNINGS       EQUITY
                                                   CAPITAL            STOCK       RECEIVABLE      (DEFICIT)    (DEFICIENCY)
                                                  --------------------------------------------------------------------------

 BALANCE AT DECEMBER 31, 1999                     $   24,738       $     (51)    $    (1,539)    $  (55,279)   $  (32,131)
 Net income                                                                                           7,361         7,361
 Proceeds from stock subscriptions receivable                                            653                          653
 Redemption of shares                                      -            (231)             53              -          (178)
                                                  ----------       ---------     -----------     ----------    ----------
 BALANCE AT MARCH 31, 2000                        $   24,738       $    (282)    $      (833)    $  (47,918)   $  (24,295)
                                                  ==========       =========     ===========     ==========    ==========



 See notes to unaudited consolidated financial statements.

                              ACCURIDE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                    ------------------------
                                                                       2000          1999
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                        $    7,361    $    7,324
  Adjustments to reconcile net income to net cash
   Provided by operating activities:
    Depreciation                                                         6,825         5,155
    Amortization                                                         1,571         1,243
    Losses on asset disposition                                            372            --
    Deferred income taxes                                                3,217         1,257
    Equity in earnings of affiliates                                      (126)       (2,315)
    Minority interest                                                       --            24
 Changes in certain assets and liabilities:
    Receivables                                                        (10,390)      (14,392)
    Inventories and supplies                                            (2,857)          626
    Prepaid expenses and other assets                                      564         1,243
    Accounts payable                                                     4,998        11,175
    Accrued and other liabilities                                      (10,914)       (6,508)
                                                                    ----------    ----------
          Net cash provided by operating activities                        621         4,832

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                          (12,147)       (8,327)
   Net cash distribution from AKW L.P.                                      --           265
   Other                                                                    --            (7)
                                                                    ----------    ----------
            Net cash used in investing activities                      (12,147)       (8,069)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of short-term notes payable                       --         1,300
   Net increase in revolving line of credit                                 --        36,362
   Proceeds from stock subscriptions receivable                            653           558
   Redemption of shares                                                   (178)           --
                                                                    ----------    ----------
       Net cash provided by financing activities                           475        38,220

   Increase (decrease) in cash and cash equivalents                    (11,051)       34,983
   Cash and cash equivalents, beginning of period                       32,493         3,471
                                                                    ----------    ----------
   Cash and cash equivalents, end of period                         $   21,442    $   38,454
                                                                    ==========    ==========


See notes to unaudited consolidated financial statements.

ACCURIDE CORPORATION NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA) AS OF MARCH 31, 2000 AND 1999 AND FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999


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

The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

Note 2 - ACQUISITION

AKW ACQUISITION - On April 1, 1999, the Company acquired Kaiser Aluminum & Chemical Corporation's ("Kaiser") 50% interest in AKW, L.P. ("AKW"), pursuant to the terms of a purchase agreement by and among the Company, Kaiser and Accuride Ventures, Inc., a wholly owned subsidiary of the Company. Total consideration paid to Kaiser for the 50% interest was approximately $70 million.

The following unaudited pro forma financial data illustrates the estimated effects as if the acquisition of Kaiser's 50% interest in AKW had been completed as of the beginning of the periods presented, after including the impact of certain adjustments, such as goodwill amortization, depreciation, interest expense, the elimination of equity in earnings of affiliates arising from the Company's 50% interest in AKW owned prior to the acquisition, and the related income tax effects.


                                      Three months ended March 31,
                                            2000           1999
                                            ----           ----
    Net Sales                         $ 143,368         $ 135,479
    Net Income                        $   7,361         $   7,625


The 1999 pro forma results are not necessarily indicative of the actual results if the transactions had been in effect for the entire period presented. In addition, the 1999 pro forma results are not intended to be a projection of future results and do not reflect, among other things, any synergies that might have been achieved from combined operations.

Note 3 - INVENTORIES - Inventories were as follows:


                                         March 31,            December 31,
                                           2000                   1999
                                    ------------------     -----------------

  Raw materials                             $   7,998            $    6,451
  Work in process                              17,280                12,106
  Finished manufactured goods                  15,842                20,225
  LIFO adjustment                               2,311                 2,361
                                    ------------------     -----------------
              Inventories, net             $   43,431            $   41,143
                                    ==================     =================


Note 4 - LABOR RELATIONS - The Company's prior contract with the International Union, Automobile, Aerospace, and Agriculture Implement Workers of America ("UAW") covering employees at the Henderson facility expired in February 1998, and the Company was not able to negotiate a mutually acceptable agreement with the UAW. Therefore, a strike occurred at the Henderson, Kentucky, facility on February 20, 1998. Effective as of March 31, 1998, the Company began an indefinite lockout in order to provide security for plant personnel and equipment. The UAW has rejected all of the Company's offers for a new contract, and the parties have not been able to reach an agreement. The Company is continuing to operate with its outside contractors and salaried employees. Currently, there is, and the Company believes that there will be, no supply disruption to the Company's customer base; however, there can be no assurance to that effect.

Note 5 - SUPPLEMENTAL CASH FLOW DISCLOSURE - During the three months ended March 31, 2000 and 1999, the Company paid $14,655 and $9,087 for interest and $309 and $2,033 for income taxes, respectively.

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

Note 7 - SEGMENT REPORTING - The Company operates in one business segment - the design, manufacture and distribution of wheels and rims for trucks, trailers and other vehicles.

GEOGRAPHIC SEGMENTS - The Company has operations in the United States, Canada, and Mexico, for the three months ended March 31, 2000 and 1999, respectively, which are summarized below. Sales between geographic areas are made at negotiated selling prices.


                                                          United
                                                          States        Canada        Mexico    Eliminations    Combined
----------------------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31, 2000
Net Sales:
      Sales to unaffiliated customers-Domestic             $ 131,208      $  3,565     $  6,676                   $ 141,449
      Sales to unaffiliated customers-Export                     741                      1,178                       1,919
                                                       -----------------------------------------              --------------
            Total                                          $ 131,949      $  3,565     $  7,854                   $ 143,368
                                                       =========================================              ==============

 Long lived assets:                                        $ 357,552      $ 96,614     $ 47,454  $ (127,646)      $ 373,974
----------------------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31, 1999
Net Sales:
      Sales to unaffiliated customers-Domestic             $ 101,123      $  3,900     $  4,519                   $ 109,542
      Sales to unaffiliated customers-Export                     390            30        1,571                       1,991
                                                       -----------------------------------------              --------------
           Total                                           $ 101,513      $  3,930     $  6,090                   $ 111,533
                                                       =========================================              ==============

 Long lived assets:                                        $ 174,298      $ 97,449     $ 38,444  $  (13,787)      $ 296,404
----------------------------------------------------------------------------------------------------------------------------



Sales to three customers exceeded 10% of total net sales for the three months ended March 31, as follows:


                                       Customer              Customer        Customer
                                       One                   Two             Three           Total
--------------------------------------------------------------------------------------------------
  THREE MONTHS ENDED MARCH 31, 2000
       Sales dollars:                $    26,032          $    24,450      $    20,604  $    71,086
       Percentage of total sales:          18.2%                17.1%            14.4%        49.7%
 --------------------------------------------------------------------------------------------------
  THREE MONTHS ENDED MARCH 31, 1999
       Sales dollars:                $    12,926          $    27,794      $    11,710  $    52,430
       Percentage of total sales:          11.6%                24.9%            10.5%        47.0%
---------------------------------------------------------------------------------------------------


Each geographic segment made sales to all three major customers in the first quarter of 2000 and 1999.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999.

The following table sets forth certain income statement information of the Company for the three months ended March 31, 2000 and March 31, 1999:


                                                                     MARCH 31, 2000          MARCH 31, 1999
                                                                     --------------          --------------

   Net sales.................................................      $143,368     100.0%   $111,533       100.0%
   Gross profit..............................................        31,742      22.1%     26,092        23.4%
   Operating expenses........................................         8,400       5.9%      6,479         5.8%
   Income from operations....................................        23,342      16.3%     19,613        17.6%
   Equity in earnings of affiliates..........................           126       0.1%      2,315         2.1%
   Other Income (expense)....................................      (10,776)     (7.5%)    (9,259)       (8.3%)
   Net income................................................         7,361       5.1%      7,324         6.6%
   OTHER DATA:
   EBITDA....................................................        31,339   21.8%(a)    $27,856     22.9%(a)


--------------
(a) Represents EBITDA less adjusted equity in earnings of affiliates as a percent of sales.

NET SALES. Net sales increased by $31.9 million, or 28.6%, for the three months ended March 31, 2000 to $143.4 million, compared to $111.5 million for the three months ended March 31, 1999. The increase in net sales is primarily due to including total sales from AKW L.P. ("AKW"), the Company's wholly owned subsidiary, with the consolidated sales of the Company effective April 1, 1999, the date of the acquisition of Kaiser Aluminum and Chemical Corporation's 50% interest in AKW (the "AKW Acquisition"). Prior to the AKW Acquisition, AKW sales were accounted for on the equity method and not included in the consolidated net sales. Excluding the $29.5 million in sales at AKW during the first quarter of 2000, net sales would have increased by $2.4 million, or 2.2%, for the three months ended March 31, 2000 to $113.9, compared to $111.5 million for the three months ended March 31, 1999. Due to general economic conditions, the Company anticipates market demand to soften in the second half of the year.

GROSS PROFIT. Gross profit increased by $5.6 million, or 21.5%, to $31.7 million for the three months ended March 31, 2000 from $26.1 million for the three months ended March 31, 1999. The $5.6 million increase in gross profit was primarily due to $7.8 million gross profit at AKW, which has been accounted for on a consolidated basis effective with the AKW Acquisition on April 1, 1999, offset by lower gross profits at Accuride de Mexico, S.A. de C.V. ("AdM"), a wholly owned subsidiary of the Company. The decrease in gross profit at AdM was due principally to higher than anticipated operating costs associated with the transition to the new facility in Monterrey, Mexico. The Company anticipates that these transition issues will be resolved in the second half of 2000. Gross profit as a percentage of sales decreased 1.3%, to 22.1% for the three months ended March 31, 2000 from 23.4% for the three months ended March 31, 1999. The primary reasons for this decrease include (1) an increase in the cost of aluminum, (2) AdM transition costs relating to the new facility as discussed above, (3) unfavorable change in the Canadian/U.S. exchange rate, and (4) a shift in product mix at our Columbia, Tennessee, facility involving a lower margin product.

OPERATING EXPENSES. Operating expenses increased by $1.9 million, or 29.2%, to $8.4 million for the three months ended March 31, 2000 from $6.5 million for the three months ended March 31, 1999. This increase was due to an increase in selling, general and administrative expense and research and development costs associated with AKW, which has been accounted for on a consolidated basis effective with the AKW Acquisition on April 1, 1999.

OTHER INCOME (EXPENSE). Interest expense increased by $1.6 million, or 17.8%, to $10.6 million for the three month period ended March 31, 2000 compared to $9.0 million for the three months ended March 31,1999, due primarily to the new debt incurred for the AKW Acquisition on April 1, 1999. Equity in earnings of affiliates decreased by $2.2 million to $0.1 million for the three months ended March 31, 2000 from $2.3 million for the three months ended March 31, 1999. The decrease was due to the AKW Acquisition and the resultant change in accounting to begin consolidating the results of AKW effective April 1, 1999. Net other expenses decreased by $0.1 million for the three months ended March 31, 2000 to $0.2 million from $0.3 million incurred for the three months ended March 31, 1999 primarily due to an increase in interest income.

EBITDA. EBITDA increased by $3.4 million, or 12.2%, to $31.3 million for the three months ended March 31, 2000 from $27.9 million for the three months ended March 31, 1999 due to the inclusion of 100% of AKW's earnings offset by lower gross profit at AdM and higher operating costs. In determining EBITDA for the three months ended March 31, 2000, and 1999, income from operations has been adjusted by (i) depreciation and amortization (except for amortization of deferred financing costs) and (ii) equity in earnings of affiliates.

NET INCOME. Net income increased 1.4% to $7.4 million for the three months ended March 31, 2000 from $7.3 million for the three months ended March 31, 1999 due to higher pretax earnings, as described above.

CHANGES IN FINANCIAL CONDITION

At March 31, 2000, the Company's total assets amounted to $530.9 million, as compared to $525.8 million at December 31, 1999. The $5.1 million or 1.0% increase in total assets during the three months ended March 31, 2000 was primarily the result of an increase in net property, plant and equipment of $5.0 million, an increase in net receivables of $10.4 million, an increase in inventory of $2.3 million, offset by a decrease of $11.1 million in cash and cash equivalents and a $1.0 million decrease in goodwill. Cash decreased as a result of capital spending and changes in working capital. Inventory increased due to higher production volumes. The increase in net property, plant and equipment was primarily due to investments in the Company's expansion project in Erie, Pennsylvania. Net receivables increased due to higher sales in the month of March 2000 compared to December 1999.

At March 31, 2000, the Company's total liabilities amounted to $555.2 million, as compared to $557.9 million at December 31, 1999. The $2.7 million or 0.5% decrease in total liabilities was primarily due to a $4.4 million decrease in accrued payroll and compensation, a $4.6 million decrease in accrued interest payable, a $1.5 million decrease in accrued and other liabilities, offset by a $5.0 million increase in accounts payable and a $3.2 million increase in deferred income taxes payable. Accrued payroll and compensation decreased as 1999 management bonuses and employee profit sharing were paid in the first quarter of 2000. The decrease in accrued interest was primarily due to timing of interest payments.Accounts payable increased due to the higher production volumes.

CAPITAL RESOURCES AND LIQUIDITY

The Company's primary sources of liquidity are cash flow from operations and borrowing under the Company's working capital facility ("Revolver"). The Company's primary uses of cash are funding working capital, capital expenditures under the Company's expansion plans and debt service.

As of March 31, 2000, the Company had cash and short-term investments of $21.4 million compared to $32.5 million at December 31, 1999. The Company's operating activities provided $0.6 million and the financing activities provided $0.5 million. The Company's investing activities for the three months ended March 31, 2000 used $12.1 million compared to $8.1 million for the three months ended March 31, 1999.

Cash flow from financing activities during the three months ended March 31, 2000 was $0.5 million compared to $38.2 million for the three months ended March 31, 1999.

The Company incurred capital expenditures in 1999 of $46 million. The Company expects its capital expenditures to be approximately $50 million in 2000. It is anticipated that these expenditures will fund (i) approximately $2 million for technology advancement projects; (ii) investments in productivity and capacity expansion improvements in 2000 of approximately $36 million; (iii) maintenance of business expenditures of approximately $10 million; and (iv) quality improvements of approximately $2 million. Future investments in productivity improvements are expected to be focused on capacity expansion, additional automation, shop floor and engineering systems and improved coating capabilities.

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

YEAR 2000 COMPLIANCE

As of May 10, 2000 we had not experienced any Year 2000-related disruption in the operation of our systems. Although most Year 2000 problems should have become evident on January 1, 2000, additional Year 2000-related problems may become evident only after that date.

FACTORS AFFECTING FUTURE RESULTS

The factors discussed below, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report, including, without limitation, in "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Company's related press release and in oral statements made by authorized officers of the Company. When used in this report, any press releases or oral statements, the words "estimate," "project," "anticipate," "expect," "intend," "believe," and similar expressions are intended to identify forward-looking statements. All of these forward-looking statements are based on estimates and assumptions made by management of the Company, which, although believed to be reasonable, are inherently uncertain. Therefore, undue reliance should not be placed upon such estimates and statements. No assurance can be given that any of such statements or estimates will be realized, and actual results will differ from those contemplated by such forward-looking statements. Accordingly, the Company hereby identifies the following important factors which could cause the Company's financial results to differ materially from any such results which might be projected, forecast, estimated or budgeted by the Company in forward-looking statements:

-- significant indebtedness of the Company may have important consequences, including, but not limited to, impairment of the Company's ability to obtain additional financing, reduction of funds available for operations and business opportunities or limitation on the Company's ability to dispose of assets;

-- the Company's ability to service its indebtedness is dependent upon operating cash flow of its subsidiaries;

-- loss of a major customer could have material adverse effect on the Company's business;

-- original equipment manufacturers' demands for price reduction may adversely affect profitability;

-- cyclical nature of industry could cause fluctuation in demand for Company's products;

-- interruption in supply of steel or aluminum could reduce Company's ability to obtain favorable sourcing of such raw materials;

-- the Company's competitors could reduce the market share of the Company's product;

-- potential liability of the Company for environmental matters and the costs of compliance with certain governmental regulations could have a material adverse effect on the Company's financial condition and may adversely affect the Company's ability to sell or rent such property or to borrow using such property as collateral;

-- unanticipated additional material operating costs at AdM could adversely effect AdM's 2000 earnings and impair the Company's ability to compete in the Latin American market;

--   labor strike may disrupt the Company's supply to its customer base;

-- the Company may have difficulty in achieving growth strategies and there is no assurance that such strategies will be successful or will improve operating results;

--   continued service of key management personnel is not guaranteed; and

-- interests of the principal stockholder of the Company may conflict with the interests of the holders of securities of the Company.

For further information, refer to the business description and additional risk factors sections included in the Company's Form 10-K for the year ended December 31, 1999, as filed with the SEC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company, in the normal course of doing business, is exposed to the risks associated with changes in foreign exchange rates, interest rates and raw material prices. The Company selectively uses derivative financial instruments to manage these risks. The Company uses foreign exchange contracts to hedge foreign currency commitments. Specifically, these foreign exchange contracts offset foreign currency denominated purchase commitments to suppliers, accounts receivable from, and future committed sales to, customers, and operating expenses. Management believes the use of foreign currency financial instruments reduces the risks that arise from doing business in international markets. At March 31, 2000, the Company had open foreign exchange forward contracts and options with a notional amount of $164.9 million. Foreign exchange forward contract maturities were from one to fifteen months, and option contract maturities were from two to eight months.

The Company's hedging activities provide only limited protection against currency risks. Factors that could impact the effectiveness of the Company's hedging programs include accuracy of sales estimates, volatility of currency markets and the cost and availability of hedging instruments. The counterparty to the foreign exchange contracts is a financial institution with an investment grade credit rating. The Company monitors its foreign currency cash flow transactions and executes contracts to hedge its foreign exchange exposures. The use of forward contracts and options protects the Company's cash flows against unfavorable movements in exchange rates, to the extent of the amount under contract. A 10% adverse change in currency exchange rates for the Company's foreign currency derivatives held at March 31, 2000, would have an impact of approximately $14.9 million on the fair value of such instruments. This quantification of exposure to the market risk associated with foreign exchange financial instruments does not take into account the offsetting impact of changes in the fair value of the Company's foreign denominated assets, liabilities and firm commitments.

The Company uses long-term debt as a primary source of capital in its business. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for its long-term fixed-rate debt and other types of long-term debt at March 31, 2000:


(Dollars in                                                                                              Fair
Thousands)          2000       2001        2002       2003      2004      Thereafter      Total         Value
                    ----       ----        ----       ----      ----      ----------      -----         -----
Long-term Debt:
Fixed                                                                       $200,000     $200,000      $173,000
Avg. Rate                                                                    9.25%         9.25%
Variable             $0       $9,375     $14,850     $5,475     $2,350      $221,900     $253,950      $253,950
Avg. Rate                      7.97%      7.98%       8.00%      8.04%       8.04%         8.03%


The Company has used an interest rate swap to alter interest rate exposures between fixed and floating rates on a portion of the Company's long-term debt. As of March 31, 2000, $98.0 million notional amount of interest rate swap was outstanding. On average during the three months ended March 31, 2000, the Company paid 5.75% as a fixed rate and received 6.1426% on the interest rate swap. Under the terms of the interest rate swap, the Company agrees with the counterparty to exchange, at specified intervals, the difference between the fixed rate and floating rate interest amounts calculated by reference to the agreed notional principal amount. The interest rate swap matures in January 2001. The Company also used an interest rate cap to set a ceiling on the maximum floating interest rate the Company would incur on a portion of the Company's long-term debt. As of March 31, 2000, $34.3 million notional amount of interest rate cap was outstanding. Under the terms of the interest rate cap, the Company is entitled to receive from the counterparty on a quarterly basis the amount, if any, by which the three-month Eurodollar interest rate exceeds 7.5%. The interest rate cap matures in January 2001. The Company is exposed to credit related losses in the event of nonperformance by the counterparty to the interest rate swap and interest rate cap, although no such losses are expected as the counterparty is a financial institution having an investment grade credit rating.

The Company relies upon the supply of certain raw materials in its production processes and has entered into firm purchase commitments for steel and aluminum. The exposures associated with these commitments are primarily managed through the terms of its supply and procurement contracts. Additionally, the Company uses commodity price swaps to hedge against changes in certain commodity prices. At March 31, 2000, the Company had open commodity price swaps with a notional amount of $39.7 million. These commodity price swaps had maturities from one to twenty-one months. A 10% adverse change in commodity prices would have an impact of approximately $4.0 million on the fair value of these contracts. The Company is exposed to credit related losses in the event of nonperformance by the counterparty to the commodity price swaps and option contracts, although no such losses are expected as the counterparty is a financial institution having an investment grade credit rating.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         Neither the Company nor any of its subsidiaries is a party to any material legal proceeding. However, the Company from time to time is involved in ordinary routine litigation incidental to its business.



Item 6. Exhibits and Reports on Form 8-K

         a.                Exhibits:

         EXHIBIT NO        DESCRIPTION
         ----------        -----------

         27.1              Financial Data Schedule

         b.                Form 8-K:

No reports on Form 8-K have been filed during the three month period ended March 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



ACCURIDE CORPORATION

                                                           Dated:  May 10, 2000
------------------------------                                     ------------
William P. Greubel
President and Chief Executive Officer


                                                           Dated:  May 10, 2000
------------------------------                                     ------------
John R. Murphy
Executive Vice President--Finance and
  Chief Financial Officer
Principal Accounting Officer