Form 10-Q
period 2000-06-30
ACCURIDE CORP
filed 2000-08-11
CIK 817979

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000.

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to ___________.


                        Commission file number 333-50239

                              ACCURIDE CORPORATION
             (Exact name of registrant as specified in its charter)


Delaware                                    61-1109077
--------                                    ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


7140 Office Circle
Evansville, IN                                       47715
------------------                                   ------
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

As of June 30, 2000, 24,833 shares of Accuride Corporation common stock, par value $.01 per share, were outstanding.

                               ACCURIDE CORPORATION

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION                                                                  PAGE
         Item 1. Financial Statements

                  Consolidated Balance Sheets as of June 30, 2000 (Unaudited) and                 3
                  December 31, 1999

                  Consolidated Statements of Income for the Six Months                            4
                  Ended June 30, 2000 and 1999 (Unaudited)

                  Consolidated Statement of Stockholders' Equity (Deficiency) for the             5
                  Six Months Ended June 30, 2000 (Unaudited)

                  Consolidated Statements of Cash Flows for the Six Months Ended                  6
                  June 30, 2000 and 1999 (Unaudited)

                  Notes to Unaudited Consolidated Financial Statements                            7

         Item 2. Management's Discussion and Analysis of Financial Condition and                 11
                  Results of Operations

         Item 3. Quantitative and Qualitative Disclosures about Market Risk                      16

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                                               18

         Item 2. Changes in Securities                                                           18

         Item 6.  Exhibits and Reports on Form 8-K                                               18

         Signatures                                                                              19


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              ACCURIDE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                     June 30,         December 31,
ASSETS                                                                2000                1999
                                                                   (Unaudited)
                                                                   ----------         ------------
CURRENT ASSETS:
  Cash and cash equivalents                                         $  47,307          $  32,493
  Customer receivables, net of allowance for doubtful
    accounts of $597 and $462                                          56,031             57,586
  Other receivables                                                     4,300             12,400
  Inventories, net                                                     47,487             41,143
  Supplies                                                              8,960              8,509
  Income taxes receivable                                               1,940              2,957
  Prepaid expenses                                                      1,499                818
                                                                    ---------          ---------
            Total current assets                                      167,524            155,906

PROPERTY, PLANT AND EQUIPMENT, NET                                    223,565            212,693

OTHER ASSETS:
  Goodwill, net of accumulated amortization
    of $36,862 and $34,775                                            129,440            131,527
  Investment in affiliates                                              2,974              2,735
  Deferred financing costs, net of accumulated
    amortization of $2,883 and $1,835                                  10,903             12,147
  Other                                                             $   9,780          $  10,764
                                                                    ---------          ---------
TOTAL                                                                 544,186            525,772
                                                                    =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
  Accounts payable                                                  $  49,481          $  41,598
  Current portion of long-term debt                                     3,125                 --
  Short term notes payable                                              7,500              7,500
  Accrued payroll and compensation                                      7,910             11,556
  Accrued interest payable                                             11,868             12,056
  Deferred income taxes                                                   290                598
  Accrued and other liabilities                                         9,302              9,613
                                                                    ---------          ---------
            Total current liabilities                                  89,476             82,921

LONG-TERM DEBT, less current portion                                  447,641            453,061

DEFERRED INCOME TAXES                                                  10,072              4,404

OTHER LIABILITIES                                                      18,450             17,517

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY):

  Preferred stock, $.01 par value; 5,000 shares
    authorized and unissued Common stock and
    additional paid in capital, $.01 par value;
    45,000 shares authorized, 24,833 and 24,874
    shares issued and outstanding in 2000 and 1999                     24,888             24,738
  Treasury Stock, 80 and 10 shares at cost in 2000 and 1999              (471)               (51)
  Stock subscriptions receivable                                         (858)            (1,539)
  Retained earnings (deficit)                                         (45,012)           (55,279)
                                                                    ---------          ---------
        Total stockholders' equity (deficiency)                       (21,453)           (32,131)
                                                                    ---------          ---------
TOTAL                                                               $ 544,186          $ 525,772
                                                                    =========          =========


See notes to unaudited consolidated financial statements.

                              ACCURIDE CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                               Three Months Ended                     Six Months Ended
                                                                    June 30,                              June 30,
                                                         ----------------------------          ---------------------------
                                                           2000               1999                2000               1999
                                                         ---------          ---------          ---------          ---------
NET SALES                                                $ 136,956          $ 136,052          $ 280,324          $ 247,585
COST OF GOODS SOLD                                         109,376            104,826            221,002            190,267
                                                         ---------          ---------          ---------          ---------
GROSS PROFIT                                                27,580             31,226             59,322             57,318
OPERATING:
  Selling, general and administrative                        9,915              7,695             18,315             14,174
                                                         ---------          ---------          ---------          ---------
INCOME FROM OPERATIONS                                      17,665             23,531             41,007             43,144
OTHER INCOME (EXPENSE):
  Interest income                                              469                165                852                230
  Interest (expense)                                       (10,097)           (10,005)           (20,655)           (18,961)
  Equity in earnings of affiliates                             113                 11                239              2,326
  Other (expense), net                                      (3,142)              (556)            (3,743)              (924)
                                                         ---------          ---------          ---------          ---------
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST             5,008             13,146             17,700             25,815
INCOME TAX PROVISION                                         2,102              5,522              7,433             10,843
MINORITY INTEREST                                               --                 67                 --                 91
                                                         ---------          ---------          ---------          ---------
NET INCOME                                               $   2,906          $   7,557          $  10,267          $  14,881
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

                              ACCURIDE CORPORATION
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                        Common
                                                       Stock and                                                        Total
                                                       Additional                         Stock         Retained    Stockholders'
                                                        Paid in          Treasury      Subscriptions    Earnings       Equity
                                                        Capital           Stock          Receivable     (Deficit)    (Deficiency)
                                                       ----------       ---------      -------------    ---------   -------------
BALANCE AT DECEMBER 31, 1999                            $24,738         $    (51)         $(1,539)      $(55,279)      $(32,131)

Net income                                                                                                10,267         10,267

Proceeds from stock subscriptions receivable                                                  701                           701

Issuance of Management Shares                               150                              (150)

Redemption of shares                                         --             (420)             130              --          (290)
                                                        -------         --------          -------        --------      --------
BALANCE AT JUNE 30, 2000                                $24,888         $   (471)         $  (858)       $(45,012)     $(21,453)
                                                        =======         ========          =======        ========      ========


See notes to unaudited consolidated financial statements.

                              ACCURIDE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                        Six Months Ended
                                                                            June 30,
                                                                   --------          ---------
                                                                     2000              1999
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                       $ 10,267          $  14,881
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation                                                     13,373             11,120
    Amortization                                                      3,190              3,016
    Losses on asset disposition                                         787                 --
    Deferred income taxes                                             5,360              6,284
    Equity in earnings of affiliates                                   (239)            (2,326)
    Minority Interest                                                    --                 91
 Changes in certain assets and liabilities:
    Receivables                                                       9,655               (766)
    Inventories and supplies                                         (6,795)              (937)
    Prepaid expenses and other assets                                 1,516               (997)
    Accounts payable                                                  7,883              8,576
    Accrued and other liabilities                                    (3,212)                37
                                                                   --------          ---------
          Net cash provided by operating activities                  41,785             38,979

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                       (25,032)           (21,364)
   Payment for purchase of AKW L.P.                                      --            (70,591)
   Net cash distribution from AKW L.P.                                   --                265
   Other                                                                 --                (18)
                                                                   --------          ---------
          Net cash used in investing activities                     (25,032)           (91,708)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of short-term notes payable                    --              4,589
   Decrease in revolving line of credit                                  --            (32,638)
   Proceeds from issuance of long-term debt                              --            100,000
   Payments on long-term debt                                        (2,350)                --
   Deferred financing costs                                              --               (692)
   Proceeds from stock subscriptions receivable                         701                600
   Redemption of shares                                                (290)                --
                                                                   --------          ---------
          Net cash (used in) provided by financing activities        (1,939)            71,859

   Increase in cash and cash equivalents                             14,814             19,130
   Cash and cash equivalents, beginning of period                    32,493              3,471
                                                                   --------          ---------
   Cash and cash equivalents, end of period                        $ 47,307          $  22,601
                                                                   ========          =========


See notes to unaudited consolidated financial statements.

ACCURIDE CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
AS OF JUNE 30, 2000 AND 1999 AND FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
--------------------------------------------------------------------------------

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

The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

Note 2 - AKW ACQUISITION - On April 1, 1999, the Company acquired Kaiser Aluminum & Chemical Corporation's ("Kaiser") 50% interest in AKW, L.P. ("AKW"). Total consideration paid to Kaiser for the 50% interest was approximately $70 million.

The following unaudited pro forma financial data illustrates the estimated effects as if the acquisition of Kaiser's 50% interest in AKW had been completed as of January 1, 1999, after including the impact of certain adjustments, such as goodwill amortization, depreciation, interest expense, the elimination of equity in earnings of affiliates arising from the Company's 50% interest in AKW owned prior to the acquisition, and the related income tax effects:

                             Six months ended June 30,
                                2000           1999
     Net Sales                $ 280,324      $ 271,531
     Net Income               $  10,267      $  15,182


Note 3 - INVENTORIES - Inventories were as follows:

                                                 June 30,       December 31,
                                                   2000            1999
Raw Materials                                    $14,678         $ 6,451
Work in Process                                   12,405          12,106
Finished manufactured goods                       18,095          20,225
LIFO adjustment                                    2,309           2,361
                                                 -------         -------
                        Inventories, net         $47,487         $41,143
                                                 =======         =======


Note 4 - LABOR RELATIONS - The Company's contract with the International Union, Automobile, Aerospace, and Agriculture Implement Workers of America ("UAW") covering employees at the Henderson, Kentucky, facility expired in February 1998, and the Company was not able to negotiate a mutually acceptable agreement with the UAW. Therefore, a strike occurred at the Henderson, Kentucky, facility on February 20, 1998. Effective as of March 31, 1998, the Company began an indefinite lockout in order to provide security for plant personnel and equipment. The UAW has rejected all of the Company's offers for a new contract, and the parties have not been able to reach an agreement. The Company is continuing to operate with its outside contractors and salaried employees. Currently, there is, and the Company believes that there will be, no supply disruption to the Company's customer base; however, there can be no assurance to that effect.

Note 5 - SUPPLEMENTAL CASH FLOW DISCLOSURE - During the six months ended June 30, 2000 and 1999, the Company paid $19,740 and $16,331 for interest and $1,057 and $4,205 for income taxes, respectively.

Note 6 - NEW ACCOUNTING PRONOUNCEMENT - Statement of Financial Standards No. 133 ("SFAS 133"), "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES," was issued in June 1998 and was amended by Statement of Financial Standards No. 137 ("SFAS 137"), "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
- DEFERRAL OF THE EFFECTIVE DATE OF SFAS 133" and Statement of Financial Standards No. 138 ("SFAS 138"), "ACCOUNTING FOR CERTAIN DERIVATIVE AND CERTAIN HEDGING ACTIVITIES." SFAS 133, as amended by SFAS 137 and SFAS 138, is effective for the Company beginning January 1, 2001. The Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. Management has not yet fully evaluated the effect of these new accounting standards on the financial statements.

Note 7 - SEGMENT REPORTING - The Company operates in one business segment - the design, manufacture and distribution of wheels and rims for trucks, trailers and other vehicles.

GEOGRAPHIC SEGMENTS - The Company has operations in the United States, Canada, and Mexico, for the three and six months ended June 30, 2000 and 1999, respectively, which are summarized below. Sales between geographic areas are made at negotiated selling prices.

                                                        United
                                                        States          Canada          Mexico        Eliminations       Combined
                                                       --------         -------         -------       ------------       --------
THREE MONTHS ENDED JUNE 30, 2000
Net Sales:
      Sales to unaffiliated customers-Domestic         $123,988         $ 3,235         $ 7,386                          $ 134,609
      Sales to unaffiliated customers-Export                791                           1,556                              2,347
                                                       --------         -------         -------                          ---------
            Total                                      $124,779         $ 3,235         $ 8,942                          $ 136,956
                                                       ========         =======         =======                          =========
 Long lived assets:                                    $361,827         $95,663         $46,817         $(127,645)       $ 376,662


THREE MONTHS ENDED JUNE 30, 1999
Net Sales:
      Sales to unaffiliated customers-Domestic         $123,061         $ 4,319         $ 5,806                          $ 133,186
      Sales to unaffiliated customers-Export                811                           2,055                              2,866
                                                       --------         -------         -------                          ---------
           Total                                       $123,872         $ 4,319         $ 7,861                          $ 136,052
                                                       ========         =======         =======                          =========

 Long lived assets:                                    $331,783         $97,483         $42,070         $(109,550)       $361,786

SIX MONTHS ENDED JUNE 30, 2000
Net Sales:
      Sales to unaffiliated customers-Domestic         $255,195         $ 6,800         $14,063                          $ 276,058
      Sales to unaffiliated customers-Export              1,532                           2,734                              4,266
                                                       --------         -------         -------                          ---------
            Total                                      $256,727         $ 6,800         $16,797                          $ 280,324
                                                       ========         =======         =======                          =========
 Long lived assets:                                    $361,827         $95,663         $46,817         $(127,645)       $ 376,662

SIX MONTHS ENDED JUNE 30, 1999
Net Sales:
      Sales to unaffiliated customers-Domestic         $224,184         $ 8,219         $10,325                          $ 242,728
      Sales to unaffiliated customers-Export              1,201              30           3,626                              4,857
                                                       --------         -------         -------                          ---------
           Total                                       $225,385         $ 8,249         $13,951                          $ 247,585
                                                       ========         =======         =======                          =========
 Long lived assets:                                    $331,783         $97,483         $42,070         $(109,550)       $ 361,786


Sales to three customers exceeded 10% of total net sales for the three and six months ended June 30, as follows:

                                        Customer        Customer        Customer
                                          One             Two             Three            Total
                                       --------        --------        --------          ---------
THREE MONTHS ENDED JUNE 30, 2000
     Sales dollars:                    $ 28,007        $ 20,879        $ 16,362          $  65,248
     Percentage of total sales:            20.4%           15.2%           11.9%              47.6%

THREE MONTHS ENDED JUNE 30, 1999
     Sales dollars:                    $ 23,045        $ 23,780        $ 18,432          $  65,257
     Percentage of total sales:            16.9%           17.5%           13.5%              47.9%

SIX MONTHS ENDED JUNE 30, 2000
     Sales dollars:                    $ 52,436        $ 46,927        $ 36,969          $ 136,332
     Percentage of total sales:            18.7%           16.7%           13.2%              48.6%

SIX MONTHS ENDED JUNE 30, 1999
     Sales dollars:                    $ 50,839        $ 36,706        $ 30,142          $ 117,687
     Percentage of total sales:            20.5%           14.8%           12.2%              47.5%



Each geographic segment made sales to all three major customers in the three and six months ended June 30, 2000 and 1999.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1999.

The following table sets forth certain income statement information of the Company for the three months ended June 30, 2000 and June 30, 1999:

                                                          June 30, 2000                         June 30, 1999
                                                          -------------                         -------------
Net sales ..............................         $ 136,956            100.0%           $ 136,052            100.0%
Gross profit ...........................            27,580             20.1%(b)           31,226             23.0%
Operating expenses .....................             9,915              7.2%               7,695              5.7%
Income from operations .................            17,665             12.9%              23,531             17.3%
Equity in earnings of affiliates .......               113              0.1%                  11              0.0%
Other income (expense) .................           (12,770)            (9.3%)            (10,396)            (7.6%)
Net income .............................             2,906              2.1%               7,557              5.6%
OTHER DATA:
Adjusted EBITDA ........................         $  31,371             22.8%(a)        $  30,792             22.6%(a)


-------------------
(a) Represents Adjusted EBITDA less equity in earnings of affiliates as a percent of sales.

(b)  Includes one time restructuring adjustment for AdM of $3.3 million.

NET SALES. Net sales increased by $0.9 million, or 0.7%, for the three months ended June 30, 2000 to $137.0 million, compared to $136.1 million for the three months ended June 30, 1999. The increase is the result of increased sales volume at the Erie, Pennsylvania, and Monterrey, Mexico, facilities and increased light truck wheel orders, offset by softer sales to heavy truck OEM's. The Company anticipates heavy truck market demand to soften in the second half of this year. An excess of new and used trucks currently in inventory, lower valuation of used trucks, significant fuel price increases, rising interest rates, and higher driver recruiting costs will all contribute to lower sales for class 8 trucks.

GROSS PROFIT. Gross profit decreased $3.6 million, or 11.5%, to $27.6 million for the three months ended June 30, 2000 from $31.2 million for the three months ended June 30, 1999. The $3.6 million decrease in gross profit was primarily due to lower gross profit at Accuride de Mexico, S.A. de C.V. ("AdM"), a wholly owned subsidiary of the Company. The decrease in gross profit at AdM was due principally to high start-up production costs, and a one time restructuring adjustment associated with the transition to the new facility in Monterrey, Mexico. This one time restructuring adjustment is included in the $3.3 million EBITDA adjustment as discussed below. The Company anticipates that these transition issues will be resolved in the second half of 2000. Gross profit as a percentage of sales decreased 2.9%, to 20.1% for the three months ended June 30, 2000 from 23.0% for the three months ended June 30, 1999. As explained above, AdM was the principal cause for the deterioration in gross profit as a percentage of sales. Excluding AdM, gross profit as a percentage of sales showed improvement due to an increase in light wheel and aluminum wheel sales offset by an increase in aluminum prices and an unfavorable change in the Canadian/U.S. exchange rate.

OPERATING EXPENSES. Operating expenses increased $2.2 million, or 28.6%, to $9.9 million for the three months ended June 30, 2000 from $7.7 million for the three months ended June 30, 1999. This increase is the result of expenses attributable to aborted merger and acquisition costs. These one time non-operating costs are included in the $2.7 million EBITDA adjustment as discussed below. Of the $2.7 million EBITDA adjustment, $0.5 million was incurred during the three month period ended March 31, 2000 while $2.2 million was incurred during the three month period ended June 30, 2000. Excluding the $2.2 million of aborted merger and acquisition costs incurred during the three month period ended June 30, 2000, operating expenses remained constant for both periods.

OTHER INCOME (EXPENSE). Other expense increased by $2.4 million, or 23.1%, to $12.8 million for the three month period ended June 30, 2000 compared to $10.4 million for the three months ended June 30, 1999, due primarily to fluctuations in foreign currency rates that had a negative impact on hedging instruments and resulted in unrealized losses. Interest expense remained constant.

ADJUSTED EBITDA. Adjusted EBITDA increased by $0.6 million, or 1.9%, to $31.4 million for the three months ended June 30, 2000 from $30.8 million for the three months ended June 30, 1999. In determining Adjusted EBITDA for the three months ended June 30, 2000, income from operations has been adjusted by (i) depreciation and amortization (except for amortization of deferred financing costs), (ii) equity in earnings of affiliates, (iii) $2.7 million of aborted merger and acquisition costs, and (iv) a $3.3 million adjustment for restructuring costs related to operations at the Monterrey, Mexico, facility . In determining Adjusted EBITDA for the three months ended June 30, 1999, income from operations has been adjusted by (i) depreciation and amortization (except for amortization of deferred financing costs) and (ii) equity in earnings of affiliates.

NET INCOME. Net income decreased 61.8% to $2.9 million for the three months ended June 30, 2000 from $7.6 million for the three months ended June 30, 1999 due to lower pretax earnings, as described above.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999.

The following table sets forth certain income statement information of the Company for the six months ended June 30, 2000 and June 30, 1999:

                                                            June 30, 2000                           June 30, 1999
                                                            -------------                           -------------
Net sales ..............................         $ 280,324                100.0%           $ 247,585                100.0%
Gross profit ...........................            59,322                 21.2%(b)           57,318                 23.2%
Operating expenses .....................            18,315                  6.5%              14,174                  5.7%
Income from operations .................            41,007                 14.6%              43,144                 17.4%
Equity in earnings of affiliates .......               239                  0.1%               2,326                  0.9%
Other Income (expense) .................           (23,546)                (8.4%)            (19,655)                (8.0%)
Net income .............................            10,267                  3.7%              14,881                  6.0%
OTHER DATA:
Adjusted EBITDA ........................         $  62,708                 22.3%(a)        $  58,648                 22.7%(a)


-------------------

(a) Represents Adjusted EBITDA less equity in earnings of affiliates as a percent of sales.

(b)  Includes one time restructuring adjustment for AdM of $3.3 million.

NET SALES. Net sales increased by $32.7 million, or 13.2%, for the six months ended June 30, 2000 to $280.3 million, compared to $247.6 million for the six months ended June 30, 1999. The increase in net sales is primarily due to including total sales from AKW with the consolidated sales of the Company effective April 1, 1999, the date of the acquisition of Kaiser's 50% interest in AKW (the "AKW Acquisition"). Prior to the AKW Acquisition, AKW sales were accounted for on the equity method and not included in the consolidated net sales. Excluding the $29.5 million in sales at AKW during the first quarter of 2000, net sales would have increased by $3.2 million, or 1.3%, for the six months ended June 30, 2000 to $250.8 million, compared to $247.6 million for the six months ended June 30, 1999. The increase is the result of increased sales volume at the AKW and AdM facilities and increased light truck wheel orders, offset by softer sales to heavy truck OEM's. The Company anticipates heavy truck market demand to soften in the second half of 2000. An excess of new and used trucks currently in inventory, lower valuation of used trucks, significant fuel price increases, rising interest rates, and higher driver recruiting costs will all contribute to lower sales for class 8 trucks.

GROSS PROFIT. Gross profit increased by $2.0 million, or 3.5%, to $59.3 million for the six months ended June 30, 2000 from $57.3 million for the six months ended June 30, 1999. The $2.0 million increase in gross profit was primarily due to (1) the inclusion of gross profit at AKW in the first quarter of 2000, (2) improved gross profit at AKW in the second quarter of 2000 compared to the second quarter of 1999 due to increased sales, (3) continued cost savings at the Henderson, Kentucky, facility, offset by (4) lower gross profit at AdM. The decrease in gross profit at AdM was due principally to high start-up production costs and a one time restructuring adjustment associated with the transition to the new facility in Monterrey, Mexico. This one time restructuring adjustment is included in the $3.3 million EBITDA adjustment as discussed below. The Company anticipates that these transition issues will be resolved in the second half of 2000. Gross profit as a percentage of sales decreased 2.0%, to 21.2% for the six months ended June 30, 2000 from 23.2% for the six months ended June 30, 1999. As explained above, AdM was the principal cause for the deterioration in gross profit as a percentage of sales. Excluding AdM, gross profit as a percentage of sales showed improvement due to an increase in light wheel and aluminum wheel sales offset by an increase in aluminum prices and an unfavorable change in the Canadian/U.S. exchange rate.

OPERATING EXPENSES. Operating expenses increased by $4.1 million, or 28.9%, to $18.3 million for the six months ended June 30, 2000 from $14.2 million for the six months ended June 30, 1999. This increase was due to (1) an increase in selling, general and administrative expense and research and development costs associated with AKW, and (2) expenses attributable to aborted merger and acquisition costs which are included in the $2.7 million EBITDA adjustment as discussed below. On a pro forma basis adjusting for the AKW acquisition on April 1, 1999, and excluding the one time non-operating costs associated with aborted merger and acquisition activities, operating expenses increased by $0.2 million, or 1.3%, to $15.6 million for the six months ended June 30, 2000 from $15.4 million for the six months ended June 30, 1999.

OTHER INCOME (EXPENSE). Interest expense increased by $1.7 million, or 8.9%, to $20.7 million for the six month period ended June 30, 2000 compared to $19.0 million for the six months ended June 30,1999, due primarily to the interest costs related to the new debt incurred for the AKW Acquisition on April 1, 1999. Realized and unrealized losses related to foreign currency rate changes increased $2.9 million to $3.8 million for the six month period ended June 30, 2000 compared to $0.9 million for the six months ended June 30, 1999. These expenses were offset by an increase in interest income of $0.7 million for the first six months of 2000 due to higher cash balances. Equity in earnings of affiliates decreased by $2.1 million to $0.2 million for the six months ended June 30, 2000 from $2.3 million for the six months ended June 30, 1999. The decrease was due to the AKW Acquisition and the resultant change in accounting to begin consolidating the results of AKW effective April 1, 1999.

ADJUSTED EBITDA. Adjusted EBITDA increased by $4.1 million, or 7.0%, to $62.7 million for the six months ended June 30, 2000 from $58.6 million for the six months ended June 30, 1999 due to the inclusion of 100% of AKW's earnings offset by the lower gross profit at AdM . In determining Adjusted EBITDA for the six months ended June 30, 2000, income from operations has been adjusted by (i) depreciation and amortization (except for amortization of deferred financing costs), (ii) equity in earnings of affiliates, (iii) $2.7 million of aborted merger and acquisition costs, and (iv) a $3.3 million adjustment for restructuring costs related to operations at the Monterrey, Mexico, facility. In determining Adjusted EBITDA for the six months ended June 30, 1999, income from operations has been adjusted by (i) depreciation and amortization (except for amortization of deferred financing costs), and (ii) equity in earnings of affiliates.

NET INCOME. Net income decreased 30.9% to $10.3 million for the six months ended June 30, 2000 from $14.9 million for the six months ended June 30, 1999 due to lower pretax earnings, as described above.

CHANGES IN FINANCIAL CONDITION

At June 30, 2000, the Company's total assets amounted to $544.2 million, as compared to $525.8 million at December 31, 1999. The $18.4 million or 3.5% increase in total assets during the six months ended June 30, 2000 was primarily the result of an increase in net property, plant and equipment of $10.9 million, an increase in cash and cash equivalents of $14.8 million, an increase in inventory of $6.9 million, a $0.6 million increase in prepaid expenses, and an increase in investment of affiliates of $0.3 million, offset by a decrease of $9.7 million in net receivables, a $2.1 million decrease in goodwill, a $1.0 million decrease in income taxes receivable, a $1.2 million decrease in deferred financing costs, and a $1.1 million decrease in other assets. The increase in net property, plant and equipment was primarily due to investments in the Company's expansion project in Erie, Pennsylvania. Cash and cash equivalents increased as a result of changes in working capital. Inventory increased due to implementing an aluminum tolling program coupled with an inventory build related to the capital expansion in Erie, Pennsylvania and an advance purchase of steel at favorable terms at the Henderson, Kentucky, facility. Prepaid expenses increased due to the timing of payments. Net receivables decreased due to new distributor payment terms and an overall improvement in the collection cycle, the receipt of several large business tax refunds, and the elimination of the aluminum scrap receivable via implementing the tolling program. Income taxes receivable decreased due to the receipt of a federal income tax refund.

At June 30, 2000, the Company's total liabilities amounted to $565.6 million, as compared to $557.9 million at December 31, 1999. The $7.7 million or 1.4% increase in total liabilities was primarily due to a $7.9 million increase in accounts payable, a $5.7 million increase in deferred income taxes payable, a $0.1 million net change in other liabilities, offset by a $2.3 million decrease in debt, and a $3.7 million decrease in accrued payroll and compensation. The increase in accounts payable is related to the expansion project in Erie, Pennsylvania, along with the advance purchase of steel at the Henderson, Kentucky, facility. Long term debt decreased as the Company prepaid principal installments on its senior secured A, B, and C term loans due on or before January 21, 2002. Accrued payroll and compensation decreased as 1999 management bonuses and employee profit sharing were paid in 2000.

CAPITAL RESOURCES AND LIQUIDITY

The Company's primary sources of liquidity are cash flow from operations and borrowing under the Company's working capital facility ("Revolver"). The Company's primary uses of cash are funding working capital, capital expenditures under the Company's expansion plans and debt service.

As of June 30, 2000, the Company had cash and cash equivalents of $47.3 million compared to $32.5 million at December 31, 1999. The Company's operating activities for the six months ended June 30, 2000 provided $41.8 million compared to $39.0 million for the six months ended June 30, 1999. The Company's financing activities used $1.9 million during the six months ended June 30, 2000. Cash flow from financing activities provided $71.9 million for the six months ended June 30, 1999. The Company's investing activities for the six months ended June 30, 2000 used $25.0 million compared to $91.7 million for the six months ended June 30, 1999.

During the six month period ended June 30, 2000, the Company repurchased 70 shares of the Company's common stock from former management employees for approximately $0.4 million.

The Company incurred capital expenditures in the year ended December 31, 1999 of $46 million. The Company expects its capital expenditures to be approximately $50 million in the year 2000. It is anticipated that these expenditures will fund (i) approximately $2 million for technology advancement projects; (ii) investments in productivity and capacity expansion improvements in 2000 of approximately $36 million; (iii) maintenance of business expenditures of approximately $10 million; and (iv) quality improvements of approximately $2 million. Capital expenditures in the second half of 2000 will focus on completing the capacity expansion project which is currently underway at the Erie, Pennsylvania facility.

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

FACTORS AFFECTING FUTURE RESULTS

The factors discussed below, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report, including, without limitation, in "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Company's related press release and in oral statements made by authorized officers of the Company. When used in this report, any press releases or oral statements, the words "estimate," "project," "anticipate," "expect," "intend," "believe," and similar expressions are intended to identify forward-looking statements. All of these forward-looking statements are based on estimates and assumptions made by management of the Company, which, although believed to be reasonable, are inherently uncertain. Therefore, undue reliance should not be placed upon such estimates and statements. No assurance can be given that any of such statements or estimates will be realized, and actual results will differ from those contemplated by such forward-looking statements. Accordingly, the Company hereby identifies the following important factors which could cause the Company's financial results to differ materially from any such results which might be projected, forecast, estimated or budgeted by the Company in forward-looking statements:

- the decrease in general market demand for the Company's products due to high inventory levels of heavy trucks and other general economic conditions could be greater than the Company anticipates;

- significant indebtedness of the Company may have important consequences, including, but not limited to, impairment of the Company's ability to obtain additional financing, reduction of funds available for operations and business opportunities or limitation on the Company's ability to dispose of assets;

- the Company's ability to service its indebtedness is dependent upon operating cash flow;

- loss of a major customer could have material adverse effect on the Company's business;

- original equipment manufacturers' demands for price reduction may adversely affect profitability;

- interruption in supply of steel or aluminum could reduce the Company's ability to obtain favorable sourcing of such raw materials;

- the Company may encounter increased competition in the future from existing competitors or new competitors;

- potential liability of the Company for environmental matters and the costs of compliance with certain governmental regulations could have a material adverse effect on the Company's financial condition and may adversely affect the Company's ability to sell or rent such property or to borrow using such property as collateral;

- unanticipated additional material operating costs at AdM could adversely effect AdM's 2000 earnings and impair the Company's ability to compete in the Latin American market;

-    labor strike may disrupt the Company's supply to its customer base;

- the Company may have difficulty in achieving growth strategies and there is no assurance that such strategies will be successful or will improve operating results;

-    continued service of key management personnel is not guaranteed; and

- interests of the principal stockholder of the Company may conflict with the interests of the holders of securities of the Company.

For further information, refer to the business description and additional risk factors sections included in the Company's Form 10-K for the year ended December 31, 1999, as filed with the SEC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company, in the normal course of doing business, is exposed to the risks associated with changes in foreign exchange rates, interest rates and raw material prices. The Company selectively uses derivative financial instruments to manage these risks. The Company uses foreign exchange contracts to hedge foreign currency commitments. Specifically, these foreign exchange contracts offset foreign currency denominated purchase commitments to suppliers, accounts receivable from, and future committed sales to, customers, and operating expenses. Management believes the use of foreign currency financial instruments reduces the risks that arise from doing business in international markets. At June 30, 2000, the Company had open foreign exchange forward contracts and options of $192.6 million. Foreign exchange forward contract maturities were from one to seventeen months, and option contract maturities were from two to five months.

The Company's hedging activities provide only limited protection against currency risks. Factors that could impact the effectiveness of the Company's hedging programs include accuracy of sales estimates, volatility of currency markets and the cost and availability of hedging instruments. The counterparties to the foreign exchange contracts are financial institutions with investment grade credit ratings. The Company monitors its foreign currency cash flow transactions and executes contracts to hedge its foreign exchange exposures. The use of forward contracts and options protects the Company's cash flows against unfavorable movements in exchange rates, to the extent of the amount under contract. A 10% adverse change in currency exchange rates for the Company's foreign currency derivatives held at June 30, 2000, would have an impact of approximately $18.3 million on the fair value of such instruments. This quantification of exposure to the market risk associated with foreign exchange financial instruments does not take into account the offsetting impact of changes in the fair value of the Company's foreign denominated assets, liabilities and firm commitments.

The Company uses long-term debt as a primary source of capital in its business. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for its long-term fixed-rate debt and other types of long-term debt at June 30, 2000:

(Dollars in Thousands)                                                                                       Fair
                        2000      2001        2002       2003       2004      Thereafter       Total        Value
                        ----      ----        ----       ----       ----      ----------       -----        -----
Long-term Debt:
Fixed                                                                           $200,000      $200,000      $168,000
Avg. Rate                                                                           9.25%         9.25%
Variable                 $0      $6,250     $12,500      $5,475     $2,350      $221,900      $248,475      $248,475
Avg. Rate                          8.38%       8.38%       8.31%      8.21%         8.21%         8.23%


The Company has used an interest rate swap to alter interest rate exposures between fixed and floating rates on a portion of the Company's long-term debt. As of June 30, 2000, an interest rate swap of $98.0 million was outstanding. On average during the six months ended June 30, 2000, the Company paid 5.75% as a fixed rate and received 6.1891% on the interest rate swap. Under the terms of the interest rate swap, the Company agrees with the counterparty to exchange, at specified intervals, the difference between the fixed rate and floating rate interest amounts calculated by reference to the agreed principal amount. The interest rate swap matures in January 2001. The Company also used an interest rate cap to set a ceiling on the maximum floating interest rate the Company would incur on a portion of the Company's long-term debt. As of June 30, 2000, an interest rate cap of $34.3 million was outstanding. Under the terms of the interest rate cap, the Company is entitled to receive from the counterparty on a quarterly basis the amount, if any, by which the three-month Eurodollar interest rate exceeds 7.5%. The interest rate cap matures in January 2001. The Company is exposed to credit related losses in the event of nonperformance by the counterparty to the interest rate swap and interest rate cap, although no such losses are expected as the counterparty is a financial institution having an investment grade credit rating.

The Company relies upon the supply of certain raw materials in its production processes and has entered into firm purchase commitments for steel and aluminum. The exposures associated with these commitments are primarily managed through the terms of its supply and procurement contracts. Additionally, the Company uses commodity price swaps to hedge against changes in certain commodity prices. At June 30, 2000, the Company had open commodity price swaps of $35.5 million. These commodity price swaps had maturities from one to eighteen months. A 10% adverse change in commodity prices would have an impact of approximately $3.6 million on the fair value of these contracts. The Company is exposed to credit related losses in the event of nonperformance by the counterparty to the commodity price swaps and option contracts, although no such losses are expected as the counterparty is a financial institution having an investment grade credit rating.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     Neither the Company nor any of its subsidiaries is a party to any material legal proceeding. However, the Company from time to time is involved in ordinary routine litigation incidental to its business.

Item 2. Changes in Securities

     During the thirteen weeks ended June 30, 2000, the Company issued 29 shares of the Company's common stock, par value $.01 per share ("Common Stock") to certain members of management for aggregate consideration in cash and secured promissory notes of approximately $150,413. During such period, the Company also issued options to purchase 75 shares of Common Stock to such members of management, which options vest over a 3 to 8 year period and must be exercised within a 10 year period. The exercise price of such options was $5,250 per share. None of these securities were registered under the Securities Act of 1933, as amended. In addition, the Company repurchased 30 shares of the Company's common stock from former management employees for approximately $0.2 million

     Such issuances of Common Stock and options to purchase Common Stock were made pursuant to the 1998 Stock Purchase and Option Plan for Employees of Accuride Corporation and Subsidiaries. In each of the above instances, exemption from registration under the Securities Act was based upon the grounds that the issuance of such securities did not involve a public offering within the meaning of Section 4(2) of the Securities Act.

Item 6. Exhibits and Reports on Form 8-K

     a.   Exhibits:

     Exhibit No        Description
     ----------        -----------
        27.1           Financial Data Schedule


     b.   Form 8-K:

     No reports on Form 8-K have been filed during the six month period ended June 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



ACCURIDE CORPORATION

-------------------------------         Dated:  August 10, 2000
William P. Greubel
President and Chief Executive Officer



-------------------------------         Dated:  August 10, 2000
John R. Murphy
Executive Vice President - Finance and Chief Financial Officer
Principal Accounting Officer