Form 10-Q
period 2000-09-30
ACCURIDE CORP
filed 2000-11-07
CIK 817979

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                    FORM 10-Q




/X/ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000.

                                       OR

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to ___________.

                        Commission file number 333-50239

                              ACCURIDE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



Delaware                                   61-1109077
--------                                   ----------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)

7140 Office Circle
Evansville, IN                             47715
--------------                             -----
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









As of November 3, 2000, 24,843 shares of Accuride Corporation common stock, par value $.01 per share, were outstanding.

                               ACCURIDE COPORATION


                                TABLE OF CONTENTS



                                                                                           PAGE
PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

             Consolidated Balance Sheets as of September 30, 2000 (Unaudited) and           3
             December 31, 1999

             Consolidated Statements of Income for the Nine Months                          4
             Ended September 30, 2000 and 1999 (Unaudited)

             Consolidated Statement of Stockholders' Equity (Deficiency) for the            5
             Nine Months Ended September 30, 2000 (Unaudited)

             Consolidated Statements of Cash Flows for the Nine Months Ended                6
             September 30, 2000 and 1999 (Unaudited)

             Notes to Unaudited Consolidated Financial Statements                           7

     Item 2. Management's Discussion and Analysis of Financial Condition and                11
             Results of Operations

     Item 3. Quantitative and Qualitative Disclosures about Market Risk                     16

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings                                                              18

     Item 2. Changes in Securities                                                          18

     Item 6. Exhibits and Reports on Form 8-K                                               18

     Signatures                                                                             19


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                                ACCURIDE CORPORATION
                                             CONSOLIDATED BALANCE SHEETS
                                      (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)



                                                                                   SEPTEMBER 30,    DECEMBER 31,
                                                                                       2000             1999
                                                                                   (UNAUDITED)
                                                                                   -----------------------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                        $  25,522        $  32,493
  Customer receivables, net of allowance for doubtful accounts of $666 and $462       43,360           57,586
  Other receivables                                                                    4,498           12,400
  Inventories, net                                                                    47,851           41,143
  Supplies                                                                             9,036            8,509
  Income taxes receivable                                                              1,042            2,957
  Prepaid expenses                                                                     1,390              818
  Deferred income taxes                                                                4,657                -
                                                                                   ---------        ---------
                                                                                     137,356          155,906
            Total current assets

PROPERTY, PLANT AND EQUIPMENT, NET                                                   234,696          212,693

OTHER ASSETS:
  Goodwill, net of accumulated amortization of $37,906 and $34,775                   128,396          131,527
  Investment in affiliates                                                             3,092            2,735
  Deferred financing costs, net of accumulated amortization of $3,713 and $1,835      10,269           12,147
  Other                                                                               10,990           10,764
                                                                                   ---------        ---------
TOTAL                                                                              $ 524,799        $ 525,772
                                                                                   =========        =========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
  Accounts payable                                                                 $  45,055        $  41,598
  Short term notes payable                                                             7,500            7,500
  Accrued payroll and compensation                                                     6,323           11,556
  Accrued interest payable                                                             7,104           12,056
  Deferred income taxes                                                                    -              598
  Accrued and other liabilities                                                       11,177            9,613
                                                                                   ---------        ---------
            Total current liabilities                                                 77,159           82,921


LONG-TERM DEBT, less current portion                                                 439,419          453,061

DEFERRED INCOME TAXES                                                                 12,696            4,404

OTHER LIABILITIES                                                                     18,143           17,517

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY):
  Preferred stock, $.01 par value; 5,000 shares authorized and unissued
  Common stock and additional paid in capital, $.01 par value; 45,000 shares authorized, 24,843 and 24,874 shares issued and outstanding in 2000 and
    1999                                                                              24,939           24,738
  Treasury Stock, 80 and 10 shares at cost in 2000 and 1999                             (471)             (51)
  Stock subscriptions receivable                                                        (885)          (1,539)
  Retained earnings (deficit)                                                        (46,201)         (55,279)
                                                                                   ---------        ---------
        Total stockholders' equity (deficiency)                                      (22,618)         (32,131)
                                                                                   ---------        ---------
TOTAL                                                                              $ 524,799        $ 525,772
                                                                                   =========        =========


See notes to unaudited consolidated financial statements.

                                   ACCURIDE CORPORATION
                            CONSOLIDATED STATEMENTS OF INCOME
                                  (DOLLARS IN THOUSANDS)
                                        (UNAUDITED)



                                                        THREE MONTHS ENDED             NINE MONTHS ENDED
                                                            SEPTEMBER 30,                SEPTEMBER 30,
                                                     ------------------------      ------------------------
                                                        2000           1999           2000           1999
NET SALES                                            $ 104,403      $ 129,422      $ 384,727      $ 377,007

COST OF GOODS SOLD                                      87,214        100,720        308,216        290,987
                                                     ---------      ---------      ---------      ---------

GROSS PROFIT                                            17,189         28,702         76,511         86,020


OPERATING:
  Selling, general and administrative                    6,435          7,608         24,750         21,782
                                                     ---------      ---------      ---------      ---------

INCOME FROM OPERATIONS                                  10,754         21,094         51,761         64,238

OTHER INCOME (EXPENSE):
  Interest income                                          596            174          1,448            404
  Interest (expense)                                   (10,842)       (10,152)       (31,497)       (29,113)
  Equity in earnings of affiliates                         118             32            357          2,358
  Other (expense), net                                  (2,674)          (681)        (6,417)        (1,605)
                                                     ---------      ---------      ---------      ---------


INCOME BEFORE INCOME TAXES AND MINORITY INTEREST        (2,048)        10,467         15,652         36,282


INCOME TAX PROVISION                                      (859)         4,396          6,574         15,239
MINORITY INTEREST                                            -              -              -             91
                                                     ---------      ---------      ---------      ---------


NET INCOME (LOSS)                                    $  (1,189)     $   6,071      $   9,078      $  20,952
                                                     =========      =========      =========      =========



See notes to unaudited consolidated financial statements.

                              ACCURIDE CORPORATION
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                  COMMON
                                                 STOCK AND                                                         TOTAL
                                                 ADDITIONAL                         STOCK         RETAINED     STOCKHOLDERS'
                                                  PAID IN        TREASURY      SUBSCRIPTIONS      EARNINGS        EQUITY
                                                  CAPITAL         STOCK          RECEIVABLE       (DEFICIT)     (DEFICIENCY)
                                                 ----------      --------      -------------     -----------   -------------
BALANCE AT DECEMBER 31, 1999                     $   24,738      $    (51)      $   (1,539)      $  (55,279)    $  (32,131)

Net income                                                                                            9,078          9,078

Proceeds from stock subscriptions receivable                                           725                             725

Issuance of Management Shares                           201                           (201)

Redemption of shares                                      -          (420)             130                -           (290)
                                                 ----------      --------       ----------       ----------    -----------
BALANCE AT SEPTEMBER 30, 2000                    $   24,939      $   (471)      $     (885)      $  (46,201)   $   (22,618)
                                                 ==========      ========       ==========       ==========    ===========


See notes to unaudited consolidated financial statements.

                              ACCURIDE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                           NINE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                     ----------------------------
                                                                         2000            1999
                                                                     ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                         $      9,078    $     20,952
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation                                                           19,649          17,331
    Amortization                                                            4,896           4,449
    Losses on asset disposition                                               931             905
    Gain on early retirement of debt                                         (320)              -
    Deferred income taxes                                                   3,037           8,173
    Equity in earnings of affiliates                                         (357)         (2,358)
    Minority Interest                                                           -              91
 Changes in certain assets and liabilities:
    Receivables                                                            22,128           4,319
    Inventories and supplies                                               (7,235)         (5,866)
    Prepaid expenses and other assets                                       1,313          (1,883)
    Accounts payable                                                        3,457          11,267
    Accrued and other liabilities                                          (7,995)         (4,546)
                                                                     ------------    ------------
          Net cash provided by operating activities                        48,582          52,834

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                             (42,583)        (31,993)
   Payment for purchase of AdM                                                             (7,300)
   Payment for purchase of AKW L.P.                                             -         (70,591)
   Net cash distribution from AKW L.P.                                          -             253
   Other                                                                        -             (18)
                                                                     ------------    ------------
            Net cash used in investing activities                         (42,583)       (109,649)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of short-term notes payable                           -           3,589
   Decrease in revolving line of credit                                         -         (31,638)
   Proceeds from issuance of long-term debt                                     -         100,000
   Payments on long-term debt                                             (13,405)              -
   Deferred financing costs                                                     -            (692)
   Proceeds from stock subscriptions receivable                               725             675
   Redemption of shares                                                      (290)              -
                                                                     ------------    ------------
       Net cash (used in) provided by financing activities                (12,970)         71,934

   Increase (decrease) in cash and cash equivalents                        15,119          (6,971)
   Cash and cash equivalents, beginning of period                          32,493           3,471
                                                                     ------------    ------------
   Cash and cash equivalents, end of period                          $     25,522    $     18,590
                                                                     ============    ============

See notes to unaudited consolidated financial statements.

ACCURIDE CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
AS OF SEPTEMBER 30, 2000 AND 1999 AND FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2000 AND 1999
--------------------------------------------------------------------------------

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

The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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



                                              Nine months ended September 30,
                                                2000                 1999
                                                ----                 ----
       Net Sales                           $   384,727          $    400,953
       Net Income                          $     9,078          $     21,253


Note 3 - INVENTORIES - Inventories were as follows:



                                               September 30,         December 31,
                                                   2000                 1999
       Raw Materials                             $  8,899             $  6,451
       Work in Process                             16,407               12,106
       Finished manufactured goods                 19,995               20,225
       LIFO adjustment                              2,550                2,361
                                                 --------             --------

                    Inventories, net             $ 47,851             $ 41,143
                                                 ========             ========


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

Note 5 - SUPPLEMENTAL CASH FLOW DISCLOSURE - During the nine months ended September 30, 2000 and 1999, the Company paid $34,489 and $30,492 for interest and $1,622 and $6,851 for income taxes, respectively.

Note 6 - NEW ACCOUNTING PRONOUNCEMENT - In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". In June 2000, the FASB issued SFAS No. 138, which amends certain provisions of SFAS 133 to clarify four areas causing difficulties in implementation. The amendment included expanding the normal purchase and sale exemption for supply contracts, permitting the offsetting of certain intercompany foreign currency derivatives and thus reducing the number of third party derivatives, permitting hedge accounting for foreign-currency denominated assets and liabilities, and redefining interest rate risk to reduce sources of ineffectiveness. The Company has appointed a team to implement SFAS 133 on a global basis. This team has been implementing an SFAS 133 compliant risk management policy, globally educating both financial and non-financial personnel, inventorying derivatives and addressing various other SFAS 133 related issues. The Company will adopt SFAS 133 and the corresponding amendment under SFAS 138 on January 1, 2001. SFAS 133, as amended by SFAS 138, is not expected to have a material impact on the Company's consolidated comprehensive income, financial position or cash flows.

Note 7 - SEGMENT REPORTING - The Company operates in one business segment - the design, manufacture and distribution of wheels and rims for trucks, trailers and other vehicles.

GEOGRAPHIC SEGMENTS - The Company's operations in the United States, Canada, and Mexico, for the three and nine months ended September 30, 2000 and 1999, respectively, are summarized below. Sales between geographic areas are made at negotiated selling prices.



                                                     United
                                                     States      Canada     Mexico    Eliminations   Combined
-------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED SEPTEMBER 30, 2000
Net Sales:
      Sales to unaffiliated customers-Domestic     $  91,597   $   2,610   $   8,923                $ 103,130
      Sales to unaffiliated customers-Export             399                     874                    1,273
                                                   ---------------------------------                ---------
            Total                                  $  91,996   $   2,610   $   9,797                $ 104,403
                                                   =================================                =========

 Long lived assets:                                $ 381,686   $  95,536   $  47,241   $(137,020)   $ 387,443
-------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED SEPTEMBER 30, 1999
Net Sales:
      Sales to unaffiliated customers-Domestic     $ 117,239   $   3,299   $   5,216                $ 125,754
      Sales to unaffiliated customers-Export             925                   2,743                    3,668
                                                   ---------------------------------                ---------
           Total                                   $ 118,164   $   3,299   $   7,959                $ 129,422
                                                   =================================                =========

 Long lived assets:                                $ 340,268   $  96,530   $  45,585   $(116,850)   $ 365,533
-------------------------------------------------------------------------------------------------------------
NINE MONTHS ENDED SEPTEMBER 30, 2000
Net Sales:
      Sales to unaffiliated customers-Domestic     $ 346,659   $   9,410   $  22,980                $ 379,049
      Sales to unaffiliated customers-Export           2,065                   3,613                    5,678
                                                   ---------------------------------                ---------
            Total                                  $ 348,724   $   9,410   $  26,593                $ 384,727
                                                   =================================                =========

 Long lived assets:                                $ 381,686   $  95,536   $  47,241   $(137,020)   $ 387,443
-------------------------------------------------------------------------------------------------------------
NINE MONTHS ENDED SEPTEMBER 30, 1999
Net Sales:
      Sales to unaffiliated customers-Domestic     $ 341,423   $  11,518   $  15,541                $ 368,482
      Sales to unaffiliated customers-Export           2,126          30       6,369                    8,525
                                                   ---------------------------------                ---------
           Total                                   $ 343,549   $  11,548   $  21,910                $ 377,007
                                                   =================================                =========

 Long lived assets:                                $ 340,268   $  96,530   $  45,585   $(116,850)   $ 365,533
-------------------------------------------------------------------------------------------------------------


Sales to three customers exceeded 10% of total net sales for the three and nine months ended September 30, as follows:



                                               Customer             Customer         Customer
                                                 One                  Two             Three               Total
---------------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED SEPTEMBER 30, 2000

     Sales dollars:                          $    22,180          $    14,295      $    12,204        $    48,679
     Percentage of total sales:                    21.2%                13.7%            11.7%              46.6%
---------------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED SEPTEMBER 30, 1999

     Sales dollars:                          $    19,098          $    24,565      $    16,226        $   59,889
     Percentage of total sales:                    14.8%                19.0%            12.5%             46.3%
---------------------------------------------------------------------------------------------------------------------
NINE MONTHS ENDED SEPTEMBER 30, 2000

     Sales dollars:                          $    75,323          $    59,403      $    49,118        $  183,844
     Percentage of total sales:                    19.6%                15.4%            12.8%             47.8%
---------------------------------------------------------------------------------------------------------------------
NINE MONTHS ENDED SEPTEMBER 30, 1999

     Sales dollars:                          $    69,937          $    61,271      $    46,368        $  177,576
     Percentage of total sales:                    18.6%                16.3%            12.3%             47.2%
---------------------------------------------------------------------------------------------------------------------


Each geographic segment made sales to all three major customers in the three and nine months ended September 30, 2000 and 1999.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999.


The following table sets forth certain income statement information of the Company for the three months ended September 30, 2000 and September 30, 1999:

                                                       SEPTEMBER 30, 2000        SEPTEMBER 30, 1999
                                                      --------------------      --------------------
     Net sales......................................  $104,403      100.0%      $129,422     100.0%
     Gross profit...................................    17,189       16.5%        28,702      22.2%
     Operating expenses.............................     6,435        6.2%         7,608       5.9%
     Income from operations.........................    10,754       10.3%        21,094      16.3%
     Equity in earnings of affiliates...............       118        0.1%            32       0.0%
     Other income (expense).........................   (12,920)     (12.4)%      (10,659)     (8.2)%
     Net income (loss)..............................    (1,189)      (1.1)%        6,071       4.7%
     OTHER DATA:
     Adjusted EBITDA................................  $ 18,191       17.3%(a)   $ 28,276      21.8%(a)

--------
(a) Represents Adjusted EBITDA less equity in earnings of affiliates as a percent of sales.

NET SALES. Net sales decreased by $25.0 million, or 19.3%, for the three months ended September 30, 2000 to $104.4 million, compared to $129.4 million for the three months ended September 30, 1999. The decrease is primarily attributable to the cyclical downturn of the entire medium and heavy commercial vehicle market. The Company anticipates the demand for medium and heavy trucks to remain soft the remainder of 2000 and throughout 2001 due to an excess of new and used trucks currently in inventory, lower valuation of used trucks, higher driver recruiting costs, high fuel prices, and other unfavorable general economic conditions.

GROSS PROFIT. Gross profit decreased $11.5 million, or 40.1%, to $17.2 million for the three months ended September 30, 2000 from $28.7 million for the three months ended September 30, 1999. The principal cause for the decrease in gross profit was the decrease in sales volume. In addition to the sales volume related margin loss, gross profit decreased because of (1) lower production levels and an inventory reduction at the AKW facility, resulting in a loss of overhead absorption, (2) an unfavorable change in the Canadian/U.S. exchange rate, and
(3) operating inefficiencies and increased depreciation expense at the Monterrey, Mexico, facility.

OPERATING EXPENSES. Operating expenses decreased $1.2 million, or 15.8%, to $6.4 million for the three months ended September 30, 2000 from $7.6 million for the three months ended September 30, 1999. This decrease is the result of cost containment efforts at the corporate level.

OTHER INCOME (EXPENSE). Other expense increased $2.2 million, or 20.6%, to $12.9 million for the three-month period ended September 30, 2000 compared to $10.7 million for the three months ended September 30, 1999, due primarily to fluctuations in foreign currency rates that had a negative impact on hedging instruments resulting in unrealized losses. Interest expense increased $0.7 million over the prior year quarter due to higher market rates. The increase in interest expense was partially offset by higher interest income.

ADJUSTED EBITDA. Adjusted EBITDA decreased $10.1 million, or 35.7%, to $18.2 million for the three months ended September 30, 2000 from $28.3 million for the three months ended September 30, 1999 due to the lower gross profit as described above. In determining Adjusted EBITDA for the three months ended September 30, 2000 and September 30, 1999, income from operations has been adjusted by (1) depreciation and amortization (except for amortization of deferred financing costs), and (2) equity in earnings of affiliates.

NET INCOME (LOSS). Net income (loss) decreased 119.7% to ($1.2) million for the three months ended September 30, 2000 from $6.1 million for the three months ended September 30, 1999 due to lower pretax earnings, as described above.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999.


The following table sets forth certain income statement information of the Company for the nine months ended September 30, 2000 and September 30, 1999:

                                                       SEPTEMBER 30, 2000        SEPTEMBER 30, 1999
                                                      --------------------      --------------------
     Net sales......................................  $384,727     100.0%       $377,007     100.0%
     Gross profit...................................    76,511      19.9% (b)     86,020      22.8%
     Operating expenses.............................    24,750       6.4%         21,782       5.8%
     Income from operations.........................    51,761      13.5%         64,238      17.0%
     Equity in earnings of affiliates...............       357       0.1%          2,358       0.6%
     Other income (expense).........................   (36,466)     (9.5%)       (30,314)     (8.0%)
     Net income.....................................     9,078       2.4%         20,952       5.6%
     OTHER DATA:
     Adjusted EBITDA................................  $ 80,898      20.9% (a)   $ 86,924      22.4% (a)

--------
(a) Represents Adjusted EBITDA less equity in earnings of affiliates as a percent of sales.
(b) Includes a one-time restructuring adjustment for AdM of $3.3 million.


NET SALES. Net sales increased $7.7 million, or 2.0%, for the nine months ended September 30, 2000 to $384.7 million, compared to $377.0 million for the nine months ended September 30, 1999. The increase in net sales is due to including total sales from AKW with the consolidated sales of the Company effective April 1, 1999, the date of the acquisition of Kaiser's 50% interest in AKW (the "AKW Acquisition"). Prior to the AKW Acquisition, AKW's sales were accounted for on the equity method and not included in the consolidated net sales. Including the $23.9 million in sales at AKW during the first quarter of 1999, net sales would have decreased by $16.2 million, or 4.3% for the nine months ended September 30, 2000 to $384.7 million, compared to $400.9 million for the nine months ended September 30, 1999. This decrease in sales is attributable to the cyclical downturn of the entire medium and heavy commercial vehicle market. The Company anticipates the demand for medium and heavy trucks to remain soft the remainder of 2000 and throughout 2001 due to an excess of new and used trucks currently in inventory, lower valuation of used trucks, higher driver recruiting costs, high fuel prices, and other unfavorable general economic conditions.

GROSS PROFIT. Gross profit decreased $9.5 million, or 11.1%, to $76.5 million for the nine months ended September 30, 2000 from $86.0 million for the nine months ended September 30, 1999. The $9.5 million decrease in gross profit was primarily the result of lower gross profit at AdM. The decrease in gross profit at AdM was due principally to high start-up production costs and a one-time restructuring adjustment associated with the transition to the new facility in Monterrey, Mexico. This one-time restructuring adjustment is included in the $3.3 million EBITDA adjustment as discussed below. Gross profit as a percent of sales decreased from 22.8% for the nine months ended September 30, 1999, to 19.9% for the nine months ended September 30, 2000. This decrease was primarily due to lower gross profit at AdM as discussed above. Gross profit as a percent of sales excluding AdM, decreased from 22.8% for the nine months ended September 30, 1999, to 22.6% for the nine months ended September 30, 2000. Other items contributing to the decrease in gross profit include (1) sales volume related margin loss, (2) an unfavorable change in the Canadian/U.S. exchange rate, and
(3) lower production levels and an inventory reduction at the AKW facility, resulting in a loss of overhead absorption. These decreases were partially offset by the inclusion of gross profit at AKW in the first quarter of 2000.

OPERATING EXPENSES. Operating expenses increased by $3.0 million, or 13.8%, to $24.8 million for the nine months ended September 30, 2000 from $21.8 million for the nine months ended September 30, 1999. This increase is due to (1) the inclusion of AKW's selling, general and administrative expenses and research and development costs which have been accounted for on a consolidated basis since the AKW acquisition on April 1, 1999, and (2) expenses attributable to aborted merger and acquisition costs which are included in the $2.7 million EBITDA adjustment as discussed below.

OTHER INCOME (EXPENSE). Interest expense increased by $2.4 million, or 8.3%, to $31.5 million for the nine-month period ended September 30, 2000 compared to $29.1 million for the nine months ended September 30, 1999, due to the interest costs related to the new debt incurred for the AKW Acquisition on April 1, 1999 and higher market rates. Unrealized losses related to foreign currency rate changes increased $5.3 million to $6.8 million for the nine-month period ended September 30, 2000 compared to $1.5 million for the nine months ended September 30, 1999. These expenses were offset by an increase in interest income of $1.0 million due to a higher cash balance in 2000. Equity in earnings of affiliates decreased by $2.0 million to $0.4 million for the nine months ended September 30, 2000 from $2.4 million for the nine months ended September 30, 1999. The decrease was due to the AKW Acquisition and the resultant change in accounting to begin consolidating the results of AKW effective April 1, 1999.

ADJUSTED EBITDA. Adjusted EBITDA decreased by $6.0 million, or 6.9%, to $80.9 million for the nine months ended September 30, 2000 from $86.9 million for the nine months ended September 30, 1999 due to the lower gross margin as described above. In determining Adjusted EBITDA for the nine months ended September 30, 2000, income from operations has been adjusted by (1) depreciation and amortization (except for amortization of deferred financing costs), (2) equity in earnings of affiliates, (3) $2.7 million of aborted merger and acquisition costs, and (4) a $3.3 million adjustment for restructuring costs related to operations at the Monterrey, Mexico, facility. In determining Adjusted EBITDA for the nine months ended September 30, 1999, income from operations has been adjusted by (1) depreciation and amortization (except for amortization of deferred financing costs), and (2) equity in earnings of affiliates.

NET INCOME. Net income decreased 56.7% to $9.1 million for the nine months ended September 30, 2000 from $21.0 million for the nine months ended September 30, 1999 due to lower pretax earnings, as described above.

CHANGES IN FINANCIAL CONDITION

At September 30, 2000, the Company's total assets amounted to $524.8 million, as compared to $525.8 million at December 31, 1999. The $1.0 million or 0.2% decrease in total assets during the nine months ended September 30, 2000 was primarily the result of an increase in net property, plant and equipment of $22.0 million and an increase in inventory and supplies of $7.2 million, offset by a decrease of $22.1 million in net receivables and a $7.0 million decrease in cash. The increase in net property, plant and equipment was primarily due to investments in the Company's expansion project in Erie, Pennsylvania. Inventory increased due to implementing an aluminum tolling program coupled with an inventory build related to the capital expansion in Erie, Pennsylvania and surplus purchases of steel at the Monterrey, Mexico, facility due to raw steel commitments. Net receivables decreased due to lower sales volumes, the receipt of several large business tax refunds, and the elimination of the aluminum scrap receivable via implementing the tolling program.

At September 30, 2000, the Company's total liabilities amounted to $547.4 million, as compared to $557.9 million at December 31, 1999. Total liabilities decreased primarily as a result of a $13.8 million reduction in long term debt. The Company paid down $2.4 million on its senior secured A, B, and C term loans due on January 21, 2002, $9.4 million on its AdM term loan, and the Company repurchased $2.0 million of its $200.0 million principal amount of 9.25% Senior Subordinated Notes due 2008.

CAPITAL RESOURCES AND LIQUIDITY

The Company's primary sources of liquidity are cash flow from operations and borrowing under the Company's working capital facility ("Revolver"). The Company's primary uses of cash are funding working capital, capital expenditures under the Company's expansion plans and debt service.

As of September 30, 2000, the Company had cash and cash equivalents of $25.5 million compared to $32.5 million at December 31, 1999. The Company's operating activities for the nine months ended September 30, 2000 provided $48.6 million of cash compared to $52.8 million of cash for the nine months ended September 30, 1999. The Company's financing activities used $13.0 million during the nine months ended September 30, 2000. Cash flow from financing activities provided $71.9 million for the nine months ended September 30, 1999. The Company's investing activities for the nine months ended September 30, 2000 used $42.6 million compared to $109.6 million for the nine months ended September 30, 1999.

During the nine-month period ended September 30, 2000, the Company repurchased 70 shares of the Company's common stock from former management employees for approximately $0.4 million.

The Company incurred capital expenditures in the year ended December 31, 1999 of $46 million. The Company expects its capital expenditures to be approximately $50 million in the year 2000. It is anticipated that these expenditures will fund (1) approximately $2 million for technology advancement projects; (2) investments in productivity and capacity expansion improvements in 2000 of approximately $36 million; (3) maintenance of business expenditures of approximately $10 million; and (4) quality improvements of approximately $2 million. Capital expenditures for the remainder of 2000 will focus on completing the on-going capacity expansion project at the Erie, Pennsylvania, facility. The Company anticipates its 2001 capital spending to be below the 2000 spending level.

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

FACTORS AFFECTING FUTURE RESULTS

The factors discussed below, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report, including, without limitation, in "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Company's related press release and in oral statements made by authorized officers of the Company. When used in this report, any press releases or oral statements, the words "estimate," "project," "anticipate," "expect," "intend," "believe," and similar expressions are intended to identify forward-looking statements. All of these forward-looking statements are based on estimates and assumptions made by management of the Company, which, although believed to be reasonable, are inherently uncertain. Therefore, undue reliance should not be placed upon such estimates and statements. No assurance can be given that any of such statements or estimates will be realized, and actual results will differ from those contemplated by such forward-looking statements. Accordingly, the Company hereby identifies the following important factors which could cause the Company's financial results to differ materially from any such results which might be projected, forecast, estimated or budgeted by the Company in forward-looking statements:

- the decrease in general market demand for the Company's products due to high inventory levels of heavy and medium trucks and other general economic conditions could be greater than the Company anticipates;
- significant indebtedness of the Company may have important consequences, including, but not limited to, impairment of the Company's ability to obtain additional financing, reduction of funds available for operations and business opportunities or limitations on the Company's ability to dispose of assets;
- the Company's ability to service its indebtedness is dependent upon operating cash flow;
- loss of a major customer could have material adverse effect on the Company's business;
- original equipment manufacturers' demands for price reduction may adversely affect profitability;
- interruption in supply of steel or aluminum could reduce the Company's ability to obtain favorable sourcing of such raw materials;
- unanticipated additional material operating costs at AdM could adversely effect AdM's 2000 earnings and impair the Company's ability to compete in the Latin American market;
- the Company may encounter increased competition in the future from existing competitors or new competitors;
- potential liability of the Company for environmental matters and the costs of compliance with certain governmental regulations could have a material adverse effect on the Company's financial condition and may adversely affect the Company's ability to sell or rent such property or to borrow using such property as collateral;
-    labor strike may disrupt the Company's supply to its customer base;
- the Company may have difficulty in achieving growth strategies and there is no assurance that such strategies will be successful or will improve operating results;
-    continued service of key management personnel is not guaranteed; and
- interests of the principal stockholder of the Company may conflict with the interests of the holders of securities of the Company.

For further information, refer to the business description and additional risk factors sections included in the Company's Form 10-K for the year ended December 31, 1999, as filed with the SEC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company, in the normal course of doing business, is exposed to the risks associated with changes in foreign exchange rates, interest rates and raw material prices. The Company selectively uses derivative financial instruments to manage these risks. The Company uses foreign exchange contracts to hedge foreign currency commitments. Specifically, these foreign exchange contracts offset foreign currency denominated purchase commitments to suppliers, accounts receivable from, and future committed sales to, customers, and operating expenses. Management believes the use of foreign currency financial instruments reduces the risks that arise from doing business in international markets. At September 30, 2000, the Company had open foreign exchange forward contracts and options of $160.4 million. Foreign exchange forward contract maturities are from one to fourteen months, and option contracts mature in two months.

The Company's hedging activities provide only limited protection against currency risks. Factors that could impact the effectiveness of the Company's hedging programs include accuracy of sales estimates, volatility of currency markets and the cost and availability of hedging instruments. The counterparties to the foreign exchange contracts are financial institutions with investment grade credit ratings. The Company monitors its foreign currency cash flow transactions and executes contracts to hedge its foreign exchange exposures. The use of forward contracts and options protects the Company's cash flows against unfavorable movements in exchange rates, to the extent of the amount under contract. A 10% adverse change in currency exchange rates for the Company's foreign currency derivatives held at September 30, 2000, would have an impact of approximately $15.6 million on the fair value of such instruments. This quantification of exposure to the market risk associated with foreign exchange financial instruments does not take into account the offsetting impact of changes in the fair value of the Company's foreign denominated assets, liabilities and firm commitments.

The Company uses long-term debt as a primary source of capital in its business. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for its long-term fixed-rate debt and other types of long-term debt at September 30, 2000:



(Dollars in                                                                                                  Fair
Thousands)              2000      2001       2002        2003       2004      Thereafter      Total         Value
                        ----      ----       ----        ----       ----      ----------      -----         -----
Long-term Debt:
Fixed                                                                          $198,000      $198,000      $167,310
Avg. Rate                                                                       9.25%         9.25%
Variable                 $0        $0       $12,500     $5,475     $2,350      $221,900      $242,225      $242,225
Avg. Rate                                    8.19%       8.32%      8.50%       8.50%         8.48%


The Company has used an interest rate swap to alter interest rate exposures between fixed and floating rates on a portion of the Company's long-term debt. As of September 30, 2000, an interest rate swap of $98.0 million was outstanding. On average during the nine months ended September 30, 2000, the Company paid 5.75% as a fixed rate and received 6.3417% on the interest rate swap. Under the terms of the interest rate swap, the Company agrees with the counterparty to exchange, at specified intervals, the difference between the fixed rate and floating rate interest amounts calculated by reference to the agreed principal amount. The interest rate swap matures in January 2001. The Company also used an interest rate cap to set a ceiling on the maximum floating interest rate the Company would incur on a portion of the Company's long-term debt. As of September 30, 2000, an interest rate cap of $34.3 million was outstanding. Under the terms of the interest rate cap, the Company is entitled to receive from the counterparty on a quarterly basis the amount, if any, by which the three-month Eurodollar interest rate exceeds 7.5%. The interest rate cap matures in January 2001. The Company is exposed to credit related losses in the event of nonperformance by the counterparty to the interest rate swap and interest rate cap, although no such losses are expected as the counterparty is a financial institution having an investment grade credit rating.

The Company relies upon the supply of certain raw materials in its production processes and has entered into firm purchase commitments for steel and aluminum. The exposures associated with these commitments are primarily managed through the terms of its supply and procurement contracts. Additionally, the Company uses commodity price swaps to hedge against changes in certain commodity prices. At September 30, 2000, the Company had open commodity price swaps of $29.0 million. These commodity price swaps had maturities from one to fifteen months. A 10% adverse change in commodity prices would have an impact of approximately $2.9 million on the fair value of these contracts. The Company is exposed to credit related losses in the event of nonperformance by the counterparty to the commodity price swaps and option contracts, although no such losses are expected as the counterparty is a financial institution having an investment grade credit rating.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         Neither the Company nor any of its subsidiaries is a party to any material legal proceeding. However, the Company from time to time is involved in ordinary routine litigation incidental to its business.

Item 2.  Changes in Securities


         During the thirteen weeks ended September 30, 2000, the Company issued
         9.55 shares of the Company's common stock, par value $.01 per share ("Common Stock") to certain members of management for aggregate consideration in cash and secured promissory notes of approximately $50,138. During such period, the Company also issued options to purchase 19.325 shares of Common Stock to such members of management, which options vest over a 3- to 8-year period and must be exercised within a 10-year period. The exercise price of such options was $5,250 per share. None of these securities were registered under the Securities Act of 1933, as amended.

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


Item 6.  Exhibits and Reports on Form 8-K

         a.   Exhibits:



         Exhibit No        Description
         ----------        -----------
            27.1           Financial Data Schedule


         b. Form 8-K:

         No reports on Form 8-K have been filed during the nine-month period ended September 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




ACCURIDE CORPORATION



/s/ William P. Greubel                                                 Dated:  November 3, 2000
-------------------------------                                                ----------------
William P. Greubel
President and Chief Executive Officer


/s/ John R. Murphy                                                     Dated:  November 3, 2000
-------------------------------                                                ----------------
John R. Murphy
Executive Vice President - Finance and Chief Financial Officer
Principal Accounting Officer
