Form 10-K405
period 2000-12-31
ACCURIDE CORP
filed 2001-03-26
CIK 817979

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

                                     "None"

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes /X/   No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     As of March 1, 2001, 24,796 shares of Accuride Corporation common stock, par value $.01 per share (the "Common Stock") were outstanding. The Common Stock is privately held and, to the knowledge of registrant, no shares have been sold in the past 60 days, therefore the company cannot make a determination regarding the market value of the Common Stock held by non-affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                              ACCURIDE CORPORATION
                                    FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2000

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

     Consolidated Statements of Income

     Consolidated Statements of Stockholders' Equity (Deficiency)

     Consolidated Statements of Cash Flows

     Notes to Consolidated Financial Statements

     Financial Statement Schedules

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Accuride Corporation, a Delaware corporation ("Accuride" or the "Company"), manufactures and supplies wheels and rims ("Wheels") for heavy and medium commercial vehicles. Accuride offers the broadest product line in the North American Wheel market for heavy and medium trucks, buses, vans ("Heavy/Medium Trucks") and trailers ("Trailers"). Accuride is the only North American manufacturer and supplier of both steel and forged aluminum Wheels for Heavy/Medium Trucks and Trailers ("Heavy/Medium Wheels").

     Accuride sells its Wheels primarily to Heavy/Medium Truck, Trailer and Light Truck (as defined) original equipment manufacturers ("OEMs"). Major customers include Ford Motor Company ("Ford"), Freightliner Corporation ("Freightliner"), General Motors Corporation ("General Motors"), Mack Trucks, Inc. ("Mack"), International Truck and Engine Corporation ("International"), Volvo Trucks North America ("Volvo") and Paccar, Inc. ("Paccar"). For over 10 years, Accuride's steel Wheels have been standard equipment at all North American Heavy/Medium Truck OEMs and at a number of North American Trailer OEMs. In addition, our steel Wheels are standard equipment at a majority of North America's largest trucking fleets, including Ruan Transportation Management Systems, J.B. Hunt Transport Services, Ryder Truck Rental, Inc., WPS, and Schneider Specialized Carriers, Inc. Accuride's aluminum Wheels are standard equipment at Volvo, International, and Freightliner. Approximately 25% of Accuride's sales are to Light Truck OEMs such as Ford and General Motors.

     The North American vehicle market served by Accuride can be divided into three categories: (i) Heavy/ Medium Trucks, (ii) Trailers and (iii) other vehicles such as light commercial trucks, pick-up trucks, sport utility vehicles and vans ("Light Trucks").

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

THE RECAPITALIZATION

     On November 17, 1997, Accuride entered into a stock subscription agreement with Hubcap Acquisition L.L.C. ("Hubcap Acquisition") pursuant to which Hubcap Acquisition acquired control of the Company. Hubcap Acquisition is a Delaware limited liability company whose members are KKR 1996 Fund L.P. and KKR Partners II, L.P., which are affiliates of Kohlberg Kravis Roberts & Co. L.P. ("KKR"). The acquisition consisted of an equity investment in the Company (the "Equity Investment") together with approximately $363.7 million of aggregate proceeds from certain financings described below (collectively, the "Financings") which were collectively used to redeem shares of Common Stock of the Company ("Common Stock") owned by Phelps Dodge (the "Redemption") and obtain a non-competition agreement. The Equity Investment, Financings, and Redemption are collectively referred to as the "Recapitalization." Immediately after the closing of the Recapitalization, Hubcap Acquisition owned 90% of the Common Stock and Phelps Dodge owned 10% of the Common Stock. Shortly after the Recapitalization, Accuride sold additional shares of Common Stock and granted options to purchase Common Stock to senior management of the Company representing, in the aggregate, approximately 10% of the fully diluted equity of the Company. Phelps Dodge subsequently sold its remaining interest in Accuride to RSTW Partners III, L.P.

     The Financings included (i) an aggregate of approximately $164.8 million of bank borrowings by the Company, including $135.0 million of borrowings under senior secured term loans (the "Term Loans") and $29.8 million of borrowings under a $140.0 million senior secured revolving credit facility (the "Revolver" and, together with the Term Loans, the "Credit Facility"), and (ii) $200.0 million aggregate principal amount of private notes ("Private Notes"). The Revolver is available for our working capital requirements and to facilitate future growth opportunities. The Private Notes were exchanged for public notes ("Exchange Notes") which were registered under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to a registration statement on Form S-4 declared effective by the Securities and Exchange Commission (the "Commission") on July 23, 1998. The Exchange Notes evidence the same debt as the Private Notes (which they replace) and are entitled to the benefits of an indenture dated January 21, 1998 (the "Indenture"). The Private Notes and the Exchange Notes are sometimes collectively referred to herein as the "Notes."

ACQUISITIONS

     ACCURIDE/KAISER WHEELS. On April 1, 1999, Accuride acquired Kaiser Aluminum & Chemical Corporation's ("Kaiser") 50% interest in AKW L.P., a Delaware limited partnership ("AKW"), pursuant to the terms of a Purchase Agreement by and among the Company, Kaiser and Accuride Ventures, Inc., a wholly owned subsidiary of Accuride. In connection with the acquisition, AKW and Kaiser amended and restated an existing lease agreement pursuant to which AKW leases certain property from Kaiser. AKW was formed in 1997 as a 50-50 joint venture between Accuride and Kaiser to design, manufacture, and sell heavy-duty forged aluminum Wheels. The acquisition gives us 100% ownership of AKW. Total consideration paid to Kaiser for the 50% interest was approximately $71 million. Accuride initially financed the acquisition through the Revolver which was subsequently replaced by permanent financing through the Amended and Restated Credit Facility described below in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity." The acquisition has been accounted for by the purchase method of accounting. The goodwill recorded in connection with the acquisition is being amortized on the straight-line method over 40 years.

     ACCURIDE DE MEXICO. On November 5, 1997, Accuride invested $4.9 million for a 51% interest in Accuride de Mexico, S.A. de C.V. ("AdM"), a venture with Industria Automotriz, S.A. de C.V. ("IaSa"), Mexico's only commercial vehicle Wheel manufacturer. On July 16, 1999, Accuride acquired IaSa's 49% interest in AdM, pursuant to the terms of a purchase agreement by and among the Company, IaSa and certain other parties. The acquisition gives Accuride 100% control of AdM. Total consideration paid was $7.4 million, consisting of a $7.3 million cash payment to IaSa for its 49% interest and $0.1 million paid to other parties for fees and expenses. Accuride expects to use AdM as a platform to supply the growing Latin American assembly operations of many of the Company's top customers, including Ford, Freightliner, General Motors, International, Paccar and Volvo.

STRATEGIC ALLIANCES

     In September 2000, Accuride formed a strategic alliance with Gianetti Ruote S.p.A. ("Gianetti"), a major European steel Wheel manufacturer to truck, bus and trailer OEMs to provide worldwide sourcing of heavy Wheels to the commercial trucking industry and to exchange Wheel manufacturing technology. The formation of this alliance will create for Accuride a European base to better serve its core customers' increasing demands for a global supply source.

     In 1991, Accuride entered into a joint venture with The Goodyear Tire and Rubber Company ("Goodyear") to assemble Wheels and tires for International to strengthen our position in the worldwide Wheel industry. Accuride and Goodyear formed AOT, Inc. ("AOT") in June 1991 in order to assemble Wheels and tires for International near International's truck assembly operation in Springfield, Ohio. Accuride and Goodyear each own 50% of AOT. In April 1998, Assembly On Time Canada Inc. (which subsequently changed its name to AOT Canada Ltd) was created as a wholly owned subsidiary of AOT to expand the AOT operations for International at a new facility in Talbotville, Ontario, Canada.

INDUSTRY OVERVIEW

     The size of the steel and aluminum commercial vehicle Wheel industry for Heavy/Medium Trucks and Trailers in North America is approximately $0.5 billion. The size of the steel and aluminum commercial vehicle Wheel industry for Light Trucks in North America is approximately $1.5 billion. Wheels are produced for
(i) Heavy/Medium Trucks, which are over-the-road vehicles designed to carry over 10,000 pounds such as large multi-axle rigs, buses and moving trucks; (ii) Trailers, which includes trailers and chassis; and (iii) Light Trucks, which are vehicles designed to carry under 10,000 pounds such as pick-up trucks, walk-in delivery vans and sport utility vehicles. Wheels and rims produced for Heavy/Medium Trucks and Trailers are larger and heavier dual type Wheels. Wheels produced for Light Trucks are generally smaller and lighter single or dual type Wheels requiring lower load requirements.

     The commercial Wheel industry may be categorized in three ways: (i) by vehicle category-Heavy/Medium Wheels and Light Truck Wheels, (ii) by production material-steel and aluminum Wheels, and (iii) by vehicle application-dual and single Wheels.

     HEAVY/MEDIUM WHEELS AND LIGHT TRUCK WHEELS. Heavy/Medium Wheels range in diameter from 17.5" to 24.5". Purchasers of Heavy/Medium Wheels consist primarily of Heavy/Medium Truck OEMs such as Freightliner, Paccar, International, Mack, and Volvo, and Heavy/Medium Trailer OEMs such as Great Dane Limited Partnership ("Great Dane"), Utility Trailer Manufacturing Company ("Utility") and Wabash National, Inc. ("Wabash"). The Heavy/Medium Wheel market is driven by the volume of Heavy/Medium Truck and Trailer manufacturing, which is tied to macroeconomic trends such as economic growth, fuel prices, interest rates, and insurance expense. In 2000, industry sales of Heavy/Medium Wheels in North America were approximately $0.5 billion.

     Light Truck Wheels range in diameter from 14" to 20". Purchasers of Light Truck Wheels consist primarily of Light Truck OEMs such as Ford and General Motors. The Light Truck Wheel market is driven by the volume of production of Light Trucks and performance automobiles as well as the trend toward the use of larger diameter Light Truck Wheels in smaller Light Trucks such as sport utility vehicles to improve styling and performance. In 2000, industry sales of Light Truck Wheels in North America were approximately $1.5 billion.

     STEEL AND ALUMINUM WHEELS. Steel Wheels are more resistant to damage and hold a substantial price advantage over aluminum Wheels. Aluminum Wheels are generally lighter in weight, more readily stylized and approximately 3.5 times more expensive than steel Wheels. The growth of aluminum Heavy/Medium Wheel and Light Truck Wheel sales is driven by the increasing importance of the aesthetic aspect of Wheels, particularly in the Light Truck Wheel market, and, to a lesser extent, reduced vehicle weight.

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

PRODUCTS AND SERVICES

     Accuride has the broadest product line in the North American Heavy/Medium Wheel industry. We also compete in the Light Truck Wheel market for larger (with diameters of 16" and over) steel Wheels for Light Trucks. Accuride offers steel and forged aluminum Wheels for Heavy/ Medium Trucks and Trailers, heavy-duty Wheels for the vocational vehicle industry and stylized steel Wheels for Light Trucks. We do not produce smaller Wheels (with diameters under 16") or Wheels with diameters in excess of 24.5". Accuride distributes its products directly to OEMs and through independent distributors.

CUSTOMERS

     Accuride's customers fall into four general categories: (i) Heavy/Medium Truck OEMs (which represented approximately 50% of the Company's 2000 net sales); (ii) Trailer OEMs (which represented approximately 19% of the Company's 2000 net sales); (iii) Light Truck OEMs (which represented approximately 22% of the Company's 2000 net sales); and (iv) aftermarket distributors and others (which represented approximately 9% of the Company's 2000 net sales). Accuride's major customers include Freightliner, Volvo, Mack, International and Paccar, which are Heavy/Medium Truck OEMs; Great Dane, Utility, Wabash, and Stoughton Trailers, Inc., which are Trailer OEMs; and Ford, DaimlerChrysler and General Motors, which are Light Truck OEMs. A large portion of our business consists of sales to Ford, Freightliner, and International, representing approximately 20.3%, 15.1% and 12.3% of 2000 net sales, respectively. The loss of a significant portion of sales to any of these OEMs could have a negative impact on our business. Accuride also serves the aftermarket through a broad network of distributors.

     Accuride's design engineers work closely with its customers to support the vehicle system design. Established contacts with OEM engineers enable us to track industry trends, including new features and styles, and to ensure that new products meet changing requirements for new vehicle systems. For example, over the last few years, we have responded to and worked with customers to complete significant new development programs in the areas of full- contoured styled Light Truck steel Wheels and styled-forged aluminum Wheels.

     In the Heavy/Medium Wheel industry, Wheels are designated as standard equipment by the OEM, although other Wheels may be selected by fleet managers as component parts for their fleets. Generally, OEMs will have one standard Wheel manufacturer for any given vehicle model. Because Accuride is the only standard Steel Wheel manufacturer at all North American Heavy/Medium Truck OEMs, each Heavy/Medium Truck produced in North America will have Accuride Wheels unless the end-purchaser of a particular Heavy/Medium Truck (or fleet of Heavy/Medium Trucks) specifically requests a Wheel produced by another supplier. Light Truck OEMs will ordinarily designate more than one Wheel option as standard for any particular vehicle model and one Wheel supplier to supply each option. Consequently, for any particular vehicle model, more than one supplier may have its Wheels designated as standard equipment. OEMs determine which of the standard Wheels to use on any one vehicle depending on factors such as marketing, consumer preference and cost. In some cases, an OEM will allow an end-consumer to select a Wheel option from the set of Wheels designated as standard. The process of being designated as a standard supplier of a particular Wheel generally takes more than two years from the time of initial design to first delivery. A potential supplier must first develop a Wheel design based on styling and engineering specifications provided by the OEM. After a comprehensive engineering and feasibility review, the OEM designates a specific supplier for a particular Wheel. The duration of the designation is dependent upon the life cycle of the vehicle model. A supplier that designs, engineers, manufactures and conducts quality control testing is generally referred to as a "Tier I" supplier. Accuride is a Tier I supplier for both Ford and General Motors and believes that its early involvement with the engineers from our customers affords us a competitive advantage.

MANUFACTURING

     CONTINUOUS PRODUCTIVITY IMPROVEMENT. Accuride has developed and implemented a Cost Reduction and Productivity Program to continuously improve its operations and to modernize, upgrade and automate its manufacturing facilities. Since 1991, we have invested over $163 million to improve our facilities, including selected use of robotics and other automation, connection of the automated component lines to the assembly lines, and improvement in product quality through upgrading of key processes. The success of this program is reflected in improvements in operating results, cost-reduction, capacity, product quality and plant safety. The majority of recent expenditures targeted the Tubeless Heavy/Medium Wheel production processes at the Henderson, Kentucky, facility, the Ontario, Canada, facility, and the Erie, Pennsylvania, facility, and the Light

Truck Dual Wheel production process at the Ontario, Canada, facility and the Columbia, Tennessee, facility. We have budgeted approximately $7 million in 2001 (in addition to normal maintenance) for continued implementation of these productivity and capacity enhancement programs. Management believes that its emphasis on low-cost manufacturing will continue to yield significant operational improvements, although no assurance of such improvements can be given.

     MANUFACTURING PROCESS. Accuride's Wheels are made using seven primary manufacturing processes: stamping, spin forming, roll forming, welding, coating/finishing, forging and machining. Our steel Wheel products are produced by spin forming or stamping of the disc, roll forming of the rim, welding, coating and finishing. Our forged aluminum Wheels are made using forging, heat treating, spinning, machining and polishing processes. The following describes the major processes we use to produce Wheels:

          STAMPING. Accuride makes discs for single Light Truck Wheels using stamping, which is the most cost- effective way to produce single steel discs because it requires the lowest cycle time per part of any available process. Stamping allows for thinner gauge steel to be used to reduce weight without sacrificing strength.

          SPIN FORMING. Accuride makes discs for dual Wheels by using spin forming, which produces discs with variable wall thickness, thus reducing weight and enhancing the strength-to-weight ratio of the Wheel. Spin forming also provides a high-quality product with low raw material usage and waste.

          ROLL FORMING. Accuride makes Light and Heavy/Medium steel rims using roll forming (feeding coiled steel through equipment that forms it into a cylinder, welds it, then feeds it through rim rollers to shape the rim). We have developed an extensive roll forming expertise in the 40-plus years that we have used this process and believe that we have one of the industry's highest quality yields for rim rolling.

          WELDING. Accuride uses an arc welding process to permanently join together the manufactured rims and discs for Light and Heavy/Medium steel Wheels. The arc welding process is done after the rims and discs have been assembled and provides an efficient, high strength attachment method required to sustain Wheel service loads. A resistance butt welding process is used to join the opposing ends of the formed cylinder prior to the rollforming operation during the manufacture of steel rims. This rim butt welding process is the most cost effective metal joining technology for this application and provides a high quality, air tight seam required to maintain proper tire inflation pressure.

          COATING/FINISHING. Accuride pre-treats all steel Wheels in zinc phosphate, then applies an electro- disposition coating ("E-coat"), which is an acrylic, cathodic, gray or white base coating that provides resistance to corrosion. Subsequently, some customers may choose to have us add a topcoat over the E-coat for further protection.

          FORGING. Accuride makes Heavy/Medium aluminum Wheels by using forging, in which an aluminum billet is compressed into a basic Wheel shape using high amounts of pressure and energy. Forgings are formed into their final shape using spinning (in the rim area) and by machining the entire contour to create final mounting dimensions and appearance. Forgings can offer decisive performance advantages in heavy applications.

          MACHINING. Accuride uses machining processes at its Cuyahoga Falls, Ohio, and Erie, Pennsylvania, facilities to convert processed forgings into finished machined Wheels. Capital investments during 2000 have expanded Accuride's machining capability. We believe that the control of the final machined finish is essential to meet customer appearance standards.

SUPPLIER RELATIONSHIPS

     STEEL SUPPLIERS. Accuride has secured favorable pricing from a number of different suppliers by negotiating high- volume contracts with terms ranging from 1 to 3 years. While we believe that our supply contracts can be renewed on acceptable terms, there can be no assurance that such agreements can be renewed on such terms or at all. However, we do not believe that we are overly dependent on long-term supply contracts for our steel requirements as we have alternative sources available if need requires.

     ALUMINUM SUPPLIERS. Accuride obtains aluminum through third-party suppliers. We believe that aluminum is readily available from a variety of sources. We use commodity price swaps to partially hedge against changes in the market price of aluminum.

SALES AND MARKETING

     Accuride has built its brand franchise with a targeted sales and marketing effort aimed at Heavy/Medium Truck OEMs, Trailer OEMs, Light Truck OEMs and independent distributors. We actively market to major end-users, including trucking fleets and dealers. Accuride positions its sales managers near major customers such as Ford and General Motors in Detroit, Michigan and Freightliner in Portland, Oregon. Additional field sales personnel are geographically located throughout North America to service other OEMs, independent distributors, trucking fleets and dealers. New emphasis is being placed on targeting end-users as we commercialize premium products and expand our aluminum product line. The majority of our core customers source their requirements either on annual contracts or standard sourcing contracts.

     Accuride has appointed independent distributors in every major market area in the United States, Canada, and Mexico. These distributors are mostly members of the National Wheel and Rim Association and serve aftermarket needs and small OEMs that we do not service directly. As a service to the aftermarket and small OEMs, we also provide order consolidation services from our warehouse in Taylor, Michigan.

COMPETITION

     Accuride competes on the basis of price, delivery, quality, product line breadth and service. Our competitive advantages include long standing customer relationships, broad product lines in steel and aluminum, high quality products and low manufacturing costs. Due to the breadth of our product line, we compete with different companies in different markets. Our principal competitor in the dual steel Heavy/Medium Wheel and single steel Light Truck Wheel markets is Hayes Lemmerz International, Inc. ("Hayes"). Hayes has established a significant global presence and we believe Hayes is the market leader in the single Light Truck Wheel market and in the passenger car Wheel industry, which are more diversified markets than the other markets in which we compete. In the dual steel Light Truck Wheel industry, Accuride's principal competitor is ArvinMeritor Automotive, Inc. ("Meritor"). All of the dual Wheels sold by Meritor in North America are produced in Brazil. In the dual aluminum Heavy/Medium Wheel market, Accuride's principal competitor is Alcoa, Inc. ("Alcoa"), which we believe has the leading share in that market. Alcoa does not produce steel Wheels.

AKW PRODUCT RECALL

     On April 17, 1998, AKW submitted a notice to the National Highway Safety Administration ("NHSA") of AKW's intent to recall approximately 47,800 aluminum truck wheels (the "Recalled Wheels"), because a defect may exist in the Recalled Wheels that relates to motor vehicle safety. Kaiser, the Company's former partner in AKW, manufactured several hundred of the Recalled Wheels during the period April 23, 1997 through April 30, 1997. During the period May 1, 1997 through February 28, 1998, AKW manufactured all of the remaining Recalled Wheels. The Recalled Wheels were designed by the Company. AKW initially estimated that the total costs of recalling and replacing all of the Recalled Wheels would be approximately $6.8 million, an amount which could vary depending on the level of customer response to the recall, among other factors. Due to the our 50% ownership of AKW in 1998, we reflected a portion of the recall expenses ($3.4 million) as a reduction in "Equity in earnings of affiliates" in our consolidated financial statements. On April 1, 1999, we acquired Kaiser's 50% interest in AKW and thereby acquired 100% ownership of AKW. In 1999, the estimated cost of replacing the Recalled Wheels was re- evaluated and reduced by $3.0 million. Due to our 100% ownership of AKW, $3.0 million of the cost reduction was recorded in our consolidated statement of income. As of December 31, 2000, the total cost of replacing the Recalled Wheels is $3.9 million. We believe that the recall will not have a material adverse effect on our business. We are currently not aware of any product liability claims related to the Recalled Wheels. There can be no assurance, however, that no such claims will be made and that we will not experience any material product liability losses in the future.

EMPLOYEES

     As of March 1, 2001, Accuride had 2,057 employees. The following facilities are currently unionized: Henderson, Kentucky, plant; London, Ontario, Canada, plant; Erie, Pennsylvania, plant; and Monterrey, Mexico, plant.

     Hourly employees at the Henderson, Kentucky, facility are represented by the International Union, Automobile, Aerospace, and Agriculture Implement Workers of America ("UAW") Local #2036. The Company's contract with the UAW expired in February 1998. Accuride was not able to negotiate a mutually acceptable agreement with the UAW, and a strike occurred at the Henderson, Kentucky, facility on February 20, 1998. Effective as of March 31, 1998, we began an indefinite lockout in order to provide security for plant personnel and equipment. The UAW has rejected all of our offers, and the parties continue to be unable to reach an agreement. We are continuing to operate with salaried employees and outside contractors. Currently, there is no, and we do not believe that there will be any, supply disruption to our customer base; however, there can be no assurance to that effect. A supply disruption to our customer base could have a material adverse effect on the Company. Management does not believe that the strike had any material affect on pre-tax earnings in 2000.

     Bargaining unit employees in the Ontario, Canada, facility are represented by National Automobile, Aerospace, Transportation, and General Workers Union of Canada ("CAW") Local #27. A 3-year collective bargaining agreement was ratified on December 8, 1999. The contract runs through March 13, 2003.

     Hourly employees at the Erie, Pennsylvania, facility are represented by the UAW Local # 1186. The existing contract was implemented in August 1998 and expires in August 2003.

     The Monterrey, Mexico, hourly employees are represented by "El Sindicato Industrial de Trabajadores de Nuevo Leon". The current contract has been in place since November 1997 and is subject to renegotiation on an annual basis.

     The AOT joint venture operations located in Springfield, Ohio, and Talbotville, Ontario, Canada, have 47 and 15 employees, respectively.

RESEARCH AND DEVELOPMENT

     The Research and Development ("R&D") department is composed of 29 employees, 18 of whom are degreed engineers (nine with advanced degrees). The objectives of the R&D department are to design and develop new products, provide technical support and service to customers and to investigate and develop new process technology. Over the last few years, Accuride has completed significant new product and process development programs in the areas of full-faced styled steel Wheels, high strength, low alloy Wheels ("HSLA"), new designs in forged aluminum Wheels, cast aluminum Wheels for Heavy/Medium Truck applications in North America, and cladded wheels for Light Truck applications. Company-sponsored R&D costs for fiscal years 2000, 1999, and 1998 were approximately $6.3 million, $5.2 million and $2.9 million, respectively. These costs were expensed and included in general and administration expenses during the period incurred.

INTERNATIONAL SALES

     Sales to customers outside of the United States are considered international sales by the Company. International sales in 2000 were $73.9 million, or 15.5% of our 2000 sales volume. For additional information, see footnote 15 to the "Notes to Consolidated Financial Statements" included herein.

PATENTS AND TRADEMARKS

     Accuride maintains an intellectual property estate, including patents and extensive proprietary knowledge of products and systems. We currently hold 9 patents and 9 patents pending relating to Wheel technology. Accuride has applied for federal and international trademark protection for numerous marks. Although we believe that the patents and trademarks associated with our various product lines are valuable, we do not consider any of them to be essential to our business.

BACKLOG

     Accuride's production is based on firm customer orders and estimated future demand. Since firm orders generally do not extend beyond 15-45 days and we generally meet all requirements, backlog is not considered significant.

CYCLICAL AND SEASONAL INDUSTRY

     The Heavy/Medium Wheel and Light Wheel industries are highly cyclical and, in large part, depend on the overall strength of the demand for Heavy/Medium Trucks, Trailers, and Light Trucks. These industries have historically experienced significant fluctuations in demand based on factors such as general economic conditions, interest rates, government regulations, and consumer confidence. The industry is in the midst of a major downturn. This significant decrease in overall consumer demand for Heavy/Medium Trucks, Trailers, and/or Light Trucks is having a negative impact on Accuride's business. In addition, Accuride's operations are typically seasonal as a result of regular customer maintenance and model changeover shutdowns, which typically occur in the third and fourth quarter of each calendar year. This seasonality may result in decreased net sales and profitability during the third and fourth fiscal quarters of each calendar year.

ENVIRONMENTAL MATTERS

     Accuride's operations are subject to various federal, state and local requirements, including environmental laws. Under certain environmental laws, a current or previous owner or operator of property may be liable for the costs of removal or remediation of certain hazardous substances or petroleum products on, under or in such property, without regard to whether the owner or operator knew of, or caused, the presence of the contaminants, and regardless of whether the practices that resulted in the contamination were legal at the time they occurred. The presence of, or failure to remediate such substances properly, may adversely affect the ability to sell or rent such property or to borrow using such property as collateral. Persons who generate, arrange for the disposal or treatment of, or dispose of hazardous substances may be liable for the costs of investigation, remediation or removal of such hazardous substances at or from the disposal storage or treatment facility, regardless of whether such facility is owned or operated by such person. Additionally, the owner of a site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site. Compliance with environmental laws, stricter interpretations of or amendments to any such laws, or more vigorous enforcement policies by regulatory agencies with respect to any of them may require material expenditures by the Company. There can be no assurance that future regulations will not require Accuride to modify its facilities to meet revised requirements of environmental laws.

     The nature of Accuride's current and former operations and the history of industrial uses at our facilities expose us to the risk of liabilities or claims with respect to environmental and worker health and safety matters that could have a material adverse effect on our business. Phelps Dodge has indemnified Accuride with respect to environmental liabilities at the Henderson, Kentucky, facility and the Ontario, Canada, facility. The Phelps Dodge environmental indemnity, however, does not apply to liability or injury incurred or sustained by Accuride attributable to the handling of hazardous substances at any time after the Recapitalization or any failure after the Recapitalization of the Company to be in compliance with any applicable environmental law or environmental permit. In addition, the Phelps Dodge environmental indemnity does not apply to liability or injury arising out of or resulting from the investigation, assessment or remediation of a hazardous substance not required by or under an environmental law. Kaiser has indemnified Accuride with respect to environmental liabilities at the Erie, Pennsylvania, facilities except (i) Accuride shall be solely responsible for claims, losses and liabilities that are caused by or arise from any action by the Company or in connection with the conduct of the business by the Company, (ii) Kaiser and Accuride shall be responsible for their appropriate share of such claims, losses and liabilities associated with contamination due to the failure of the Company to maintain the pits at the Erie, Pennsylvania, facility which contain hydraulic presses, (iii) Kaiser and Accuride shall be responsible for their appropriate share of such claims, losses and liabilities that arise from both the actions of Kaiser and the Company, the conduct of the business by either of them or (iv) to the extent that any fines or penalties assessed or threatened against the Company during the period in which Kaiser is implementing an environmental compliance plan at the Erie, Pennsylvania, facility exceed $1,000,000.

ITEM 2. PROPERTIES

     Accuride operates nine facilities in North America. Accuride owns manufacturing facilities in Henderson, Kentucky; Columbia, Tennessee; Monterrey, Mexico; and London, Ontario, Canada. Accuride also leases facilities in Erie, Pennsylvania and Cuyahoga Falls, Ohio, a distribution warehouse in Taylor, Michigan, a sales office in the greater Detroit area, and an office building in Evansville, Indiana. Accuride operates facilities in Springfield, Ohio, and Talbotville, Ontario, Canada, through its joint venture with Goodyear. Accuride believes its plants are adequate and suitable for the manufacturing of products for the markets in which it sells. In 2000, the London, Ontario facility operated near capacity while the other plants operated well below capacity during the second half of the year due to reduced OEM production schedules for Heavy/Medium Trucks.

     Accuride's corporate, manufacturing, sales, warehouse, and research facilities are as follows:

                                        Square                                                           Owned/
        Location                         Feet                         Use                                Leased
        --------                        ------                        ---                                ------
London, Ontario, Canada                  462,993  Heavy/Medium Steel Wheels; steel Light Truck Wheels    Owned
Henderson, Kentucky                      364,365  R&D; Heavy/Medium Steel Wheels                         Owned
Taylor, Michigan (a)                      75,000  Warehouse                                              Leased
Springfield, Ohio (b)                    136,000  Wheel and tire assemblies for International            Owned
Talbotville, Ontario, Canada (c)         159,140  Wheel and tire assemblies for International            Owned
Erie, Pennsylvania (d)                   126,000  Aluminum Wheels forging and machining                  Leased
Cuyahoga Falls, Ohio (e)                 131,700  Aluminum Wheels machining and polishing                Leased
Columbia, Tennessee                      340,000  Steel Light Truck Wheels                               Owned
Monterrey, Mexico                        262,000  Light/Medium/Heavy Steel Wheels                        Owned
Evansville, Indiana (f)                   37,229  Corporate headquarters of the Company                  Leased
Northville, Michigan (g)                   4,334  Sales Office                                           Leased


-------------------

a) The warehouse is leased from The Package Company under a ten year lease at the rate of $21,587 per month. The lease expires in 2009.

b)   Owned by AOT, the joint venture with Goodyear.

c) Owned by AOT Canada Ltd. (a subsidiary of AOT) as part of the joint venture with Goodyear.

d) The building is leased by AKW under a ten-year lease from Kaiser at the rate of $1.00 per year. The initial term of the lease expires in 2007.

e) The building is leased by AKW from The Bell Company. The building lease was renewed in June 1999 with monthly lease payments of $30,041. The lease expires in June 2001, with an option to renew.

f) The building is leased from Woodward, LLC under a ten- year lease at the rate of $41,106 per month for the first 60 months of the lease and $45,232 per month thereafter. The Company moved into this office facility in November 1999.

g) The building is leased from Northwood Corporate Park, LP under a five-year lease that began December 1, 1997 at a rate of $6,230 per month.

     The address of the Company's principal executive office is 7140 Office Circle, Evansville, Indiana 47715, and the Company's phone number is (812) 962-5000.

ITEM 3. LEGAL PROCEEDINGS

     Neither Accuride nor any of its subsidiaries is a party to any material legal proceeding. However, the Company from time-to-time is involved in ordinary routine litigation incidental to its business.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Accuride's Common Stock is privately held and not listed for trading on any public market. As of March 1, 2001, there were approximately 46 record holders of the Company's Common Stock.

DIVIDEND POLICY

     Accuride has not declared or paid cash dividends on its Common Stock. Accuride currently intends to retain any future earnings to finance the growth and development of its business and therefore does not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay cash dividends will be made by the Board of Directors in light of the Company's earnings, financial position, capital requirements and such other factors as the Board of Directors deems relevant. The payment of dividends is restricted under the terms of the Credit Facility and the Indenture. See "Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

RECENT SALES OF UNREGISTERED SECURITIES

     During 2000 , Accuride issued 38.2 shares of the Company's Common Stock to certain members of management for aggregate consideration in cash and secured promissory notes of approximately $200,000. During such period, Accuride also issued options to purchase 94.52 shares of Common Stock to members of management. The exercise price of such options ranges from $5,000 to $5,250 per share. None of these securities were registered under the Securities Act. Such issuances of Common Stock and options to purchase Common Stock were made pursuant to the 1998 Stock Purchase and Option Plan for Employees of Accuride Corporation and Subsidiaries. In each of the above instances, exemption from registration under the Securities Act was based upon the grounds that the issuance of such securities either (i) did not involve a public offering within the meaning of Section 4(2) of the Securities Act or (ii) was offered and sold pursuant to a compensatory benefit plan within the meaning of Rule 701 of the Securities Act.

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

SELECTED HISTORICAL OPERATIONS DATA (In thousands)

                                                                     Fiscal Year Ended December 31,
                                         -----------------------------------------------------------------------------
                                           2000             1999             1998             1997             1996
                                         ---------        ---------        ---------        ---------        ---------
OPERATING DATA:
Net sales (a) .........................  $ 475,804        $ 505,854        $ 383,583        $ 332,966        $ 307,830
Gross profit (a)(b) ...................     82,572          115,078           82,554           65,994           61,723
Operating expenses (c) ................     32,849           33,493           34,034           21,316           17,941
Income from operations(b) .............     49,723           81,585           48,520           44,678           43,782
Interest income (expense), net ........    (38,742)         (38,988)         (32,311)             385              400
Equity in earnings of affiliates ......        455            2,316            3,929            4,384              115
Other income (expense), net (d) .......     (6,157)          (1,081)          (2,904)             719             (381)
Net income ............................      2,513           25,331            7,951           27,837           26,466

OTHER DATA:
Adjusted EBITDA (e) ...................  $  89,345        $ 111,682        $  88,160        $  76,888        $  64,023
Adjusted EBITDA Margin (f) ............       18.7%            21.6%            21.1%            21.8%            20.8%
Net cash provided by (used in):
         Operating activities .........     66,343           86,835           22,662           38,219           43,678
         Investing activities .........    (51,688)        (124,324)         (44,669)         (47,065)          (9,370)
         Financing activities .........     (8,632)          66,511           18,060            9,953          (37,463)
Cash interest expense (g) .............     38,275           37,841           31,450              145               33
Depreciation and amortization .........     32,279           29,784           24,926           20,726           20,126
Capital expenditures ..................     50,420           44,507           46,579           24,032            9,584

BALANCE SHEET DATA (END OF PERIOD):
Cash and cash equivalents .............  $  38,516        $  32,493        $   3,471        $   7,418        $   6,311
Working capital (h) ...................      2,977           40,492           49,628           27,416           38,608
Total assets ..........................    515,271          525,772          404,925          347,447          288,703
Total debt ............................    448,886          460,561          393,200           16,040
Stockholders' equity (deficiency) .....    (29,200)         (32,131)         (58,096)         256,055          228,451


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

(b) Gross profit and income from operations for the year ended December 31, 1997 reflect $7.1 million of costs incurred in connection with the strike in early 1997 at the Company's facility in Ontario, Canada. Gross profit and income from operations for 1998 reflect $3.9 million of costs incurred in connection with the strike in 1998 at the Company's facility in Henderson, Kentucky, and $1.1 million of restructuring charges related to Accuride Canada, Inc. Gross profit and income from operations for 1999 reflect a reduction to cost of $3.0 million related to the favorable AKW recall adjustment. Gross profit for 2000 reflects $5.0 million of costs related to integration and restructuring charges at our Monterrey, Mexico, facility, and $0.2 million of cost related to restructuring charges related to our other facilities.

(c) Operating expenses include selling, general and administrative plus (i) $3.3 million of start-up costs related to the Columbia, Tennessee, facility incurred during 1998, (ii) $1.9 million of management retention bonuses reimbursed by Phelps Dodge in 1998, and (iii) $2.2 million of Recapitalization professional fees recorded in 1998.

(d) Other income (expense), net consists primarily of currency hedging and foreign exchange gains and losses related to the Company's Canadian and Mexican operations.

(e) Adjusted EBITDA for 2000 represents income from operations plus depreciation and amortization, net of $2.3 million in amortization of deferred financing costs, plus equity in earnings of affiliates, plus (i) $3.2 million of costs related to aborted merger and acquisition activities,
     (ii) $5.4 million restructuring and integration costs related to operations in Monterrey, Mexico, and (iii) $0.6 million for restructuring costs in the United States. Adjusted EBITDA for 1999 represents income from operations plus depreciation and amortization, net of $1.9 million in amortization of deferred financing costs plus equity in earnings of affiliates, plus (i) $1.4 million of fees associated with merger and acquisition activities less
     (ii) $1.5 million associated with the AKW wheel recall adjustment. This $1.5 million represents 50% of the $3.0 million reduction in the AKW product recall reserve. See "Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations." Adjusted EBITDA for 1998 represents income from operations plus depreciation and amortization, net of $1.7 million in amortization of deferred financing costs plus equity in earnings of affiliates, plus (i) $1.1 million of estimated restructuring costs at the London, Ontario facility, (ii) $3.4 million representing the impact of the AKW wheel recall campaign implemented in 1998, (iii) $1.9 million of management retention bonuses reimbursed by Phelps Dodge in 1998,
     (iv) $2.2 million of Recapitalization professional fees and (v) $3.9 million of costs incurred in connection with the strike in 1998 at the Henderson, Kentucky, facility. In determining Adjusted EBITDA for 1997, income from operations has been increased by depreciation and amortization, equity in earnings of affiliates and $7.1 million representing the estimated impact of the strike at the London, Ontario, facility that occurred during the first quarter of 1997. Adjusted EBITDA is not intended to represent cash flows from operations as defined by generally accepted accounting principles ("GAAP") and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. Adjusted EBITDA is included in this Annual Report as it is a basis upon which the Company assesses its financial performance and certain covenants in the Company's borrowing arrangements are tied to similar measures.

(f) Represents Adjusted EBITDA before equity in earnings of affiliates and before the $3.4 million impact of the AKW wheel recall campaign implemented in 1998, as a percentage of net sales.

(g) Cash interest expense represents interest expense exclusive of $2.3 million, $1.9 million and $1.7 million amortization of deferred financing costs for the years ended December 31, 2000, December 31, 1999, and December 31, 1998, respectively.

(h) Working capital represents current assets less cash and current liabilities.

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

GENERAL

     NET SALES. Accuride derives a substantial portion of its net sales from the sale of steel and forged aluminum Wheels to North American Heavy/Medium Truck, Trailer OEMs, and sales of steel wheels to the Light Truck OEMs. In addition, Accuride supplies the aftermarket with replacement products. Revenues are recognized upon shipment to customers from the Company's production facilities and warehouses.

     In May 1997, Accuride invested $20.8 million for a 50% interest in AKW, a joint venture with Kaiser which acquired Kaiser's Wheel operations in Erie, Pennsylvania, and Cuyahoga Falls, Ohio. On April 1, 1999, Accuride acquired Kaiser's 50% interest in AKW for total compensation of approximately $71 million. Accuride's participation in AKW's earnings was recorded on an equity basis from the establishment of the joint venture through March 31, 1999. Subsequent to April 1, 1999, revenues of AKW were consolidated on a 100% basis for accounting purposes.

     In November, 1997, Accuride invested $4.9 million to establish AdM, a 51%-owned venture with IaSa, Mexico's only commercial vehicle Wheel manufacturer. On July 16, 1999, Accuride acquired IaSa's 49% interest in AdM, pursuant to the terms of a purchase agreement by and among the Company, IaSa and certain other parties. The acquisition gave Accuride 100% control of AdM. Total consideration paid was $7.4 million, consisting of a $7.3 million cash payment to IaSa for IaSa's 49% interest, and $0.1 million paid to other parties for fees and expenses. We expect to use AdM as a platform to supply the growing Latin American assembly operations of many of our top customers, including Ford, Freightliner, General Motors, International, Paccar and Volvo.

     Sales to customers outside of the United States are considered international sales by the Company. International sales in 2000 were $73.9 million, or 15.5% of the Company's 2000 sales volume. For additional information, see footnote 15 to the "Notes to Consolidated Financial Statements" included herein.

     GROSS PROFIT. Accuride continuously strives to improve productivity, increase quality and lower costs. Management has budgeted approximately $7.0 million in captial spending in 2001 for productivity and capacity initiatives (in addition to normal maintenance) and believes that Accuride's emphasis on low-cost manufacturing will continue to yield significant operational improvements. The $7.0 million productivity initiatives include the completion of our aluminum forging and machining capacity expansion and the completion of our new assembly process for light Wheels.

     Accuride believes that the experience of its labor force is a significant element in maintaining low-cost production. However, we have experienced two significant labor problems in the past few years. In the first quarter of 1997, we experienced a 53-day strike at the Ontario, Canada, facility. Accuride estimates that the strike at the Ontario, Canada facility negatively impacted 1997 gross profit by $7.1 million. Our contract with the UAW covering employees at the Henderson, Kentucky, facility expired in February 1998. We were not able to negotiate a mutually acceptable agreement with the UAW, and a strike occurred at the Henderson, Kentucky, facility on February 20, 1998. Effective March 31, 1998, Accuride began an indefinite lockout in order to provide security for plant personnel and equipment. The UAW has rejected all of our offers and the parties continue to be unable to reach an agreement. Accuride is continuing to operate with its salaried employees and outside contractors. Currently there is, and we believe that there will be, no supply disruption to our customer base; however, there can be no assurance to that effect. A supply disruption to our customer base could have a material adverse effect on our business. Accuride estimates that the strike at the Henderson, Kentucky, facility negatively effected 1998 gross profit by $3.9 million; however, due to improved performance by the salaried employees and outside contractors at the Henderson, Kentucky, facility in 1999 and 2000, the strike had no adverse impact on 1999 or 2000 pre-tax earnings.

     OPERATING EXPENSES. Operating expenses are comprised of selling, general and administrative ("SG&A") fees associated with merger and acquisition activities, and various start up costs. SG&A is comprised of corporate overhead, such as marketing and sales, research and development, finance, human resources, and administrative as well as related professional consulting fees.

     EQUITY IN EARNINGS OF AFFILIATES. Equity in earnings of affiliates includes Accuride's income from (i) AKW, from its inception in May 1997 through March 31, 1999, and (ii) AOT, which provides International with Wheel/tire assembly services. Income from AKW and AOT was reported on the equity method, for the applicable periods, and represents Accuride's share of such joint ventures' net income. AKW total sales for the three-month period ended March 31, 1999 were $23.9 million. For the fiscal year ended December 31, 1998, AKW total sales were $86.9 million. AOT total sales were $8.1 million and $8.8 million for the fiscal years 2000 and 1999, respectively.

     ADJUSTED EBITDA. Adjusted EBITDA for 2000 represents income from operations plus depreciation and amortization, net of $2.3 million in amortization of deferred financing costs, plus equity in earnings of affiliates, plus (i) $3.2 million of costs related to aborted merger and acquisition activities, (ii) $5.4 million for restructuring and integration costs related to operations in Monterrey, Mexico, and (iii) $0.6 million for restructuring costs in the United States. Adjusted EBITDA for 1999 represents income from operations plus depreciation and amortization, net of $1.9 million in amortization of deferred financing costs, plus equity in earnings of affiliates, plus (i) $1.4 million of costs associated with merger and acquisition activities, less (ii) $1.5 million of costs associated with the AKW wheel recall campaign which were recovered in 1999. For additional information, see "AKW Product Recall"above. Adjusted EBITDA for 1998 represents income from operations plus depreciation and amortization, net of $1.7 million in amortization of deferred financing costs, plus equity in earnings of affiliates, plus (i) $1.1 million of restructuring charges, (ii) $3.4 million representing the impact of the AKW wheel recall campaign, (iii) $1.9 million of management retention bonuses reimbursed by Phelps Dodge, (iv) $2.2 million of Recapitalization professional fees and (v) $3.9 million of costs incurred in connection with the strike at the Henderson, Kentucky, facility. Adjusted EBITDA is not intended to represent cash flows from operations as defined by GAAP and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity.

RESULTS OF OPERATIONS

COMPARISON OF FISCAL YEARS 2000 AND 1999

The following table sets forth certain income statement information of the Company for the fiscal years ended December 31, 2000 and December 31, 1999:

(Dollars in thousands)                      Fiscal 2000                    Fiscal 1999
                                            -----------                    -----------
Net sales ........................    $ 475,804         100.0%        $ 505,854         100.0%
Gross profit .....................       82,572          17.4%          115,078          22.7%
Operating expenses ...............       32,849           6.9%           33,493           6.6%
Income from operations ...........       49,723          10.5%           81,585          16.1%
Equity in earnings of affiliates .          455           0.1%            2,316           0.5%
Other income (expense) ...........      (44,899)         (9.4%)         (40,069)         (7.9%)
Net income .......................        2,513           0.5%           25,331           5.0%
OTHER DATA:
Adjusted EBITDA ..................       89,345          18.7%(a)       111,682          21.6%(a)


-------------------

(a) Represents Adjusted EBITDA less adjusted equity in earnings of affiliates as a percent of sales.

     NET SALES. Net sales decreased by $30.1 million, or 5.9%, in 2000 to $475.8 million, compared to $505.9 million for 1999. The decrease in net sales is primarily attributable to the significant cyclical downturn of the entire Heavy/Medium commercial vehicle market. The cyclicality of this market is affected by a number of economic factors including inventory levels, interest rates, industrial production, fuel prices, driver shortages and general economic demand for consumer goods. During the latter half of 2000, the severe industry downturn caused most of our OEM customers to significantly cutback production levels. This reduction, coupled with continued softness in the aftermarket, significantly affected Accuride's sales volumes. We anticipate the demand for Heavy/Medium Trucks to continue to be depressed the first half of 2001 with gradual improvement beginning in the second half of the year. On a pro-forma basis reflecting the AKW acquisition effective April 1, 1999, sales for the twelve month period ended December 31, 2000 decreased by $54.0 million or 10.2% to $475.8 million from $529.8 million, as compared to the prior twelve-month period in 1999.

     GROSS PROFIT. Gross profit decreased by $32.5 million, or 28.2%, to $82.6 million for 2000 from $115.1 million for 1999. The principal cause for the decrease in gross profit was the decrease in sales volume. In addition to the sales volume related margin loss, gross profit decreased because of (1) loss of overhead absorption due to planned inventory reductions, (2) an unfavorable change in the Canadian/U.S. exchange rate, and (3) operating inefficiencies and increased depreciation expense at the Monterrey, Mexico, facility.

     OPERATING EXPENSES. Operating expenses decreased by $0.7 million, or 2.1% to $32.8 million for 2000 from $33.5 million for 1999. This decrease is primarily the result of cost containment efforts at the corporate level.

     EQUITY IN EARNINGS OF AFFILIATES. Equity in earnings of affiliates decreased by approximately $1.8 million to $0.5 million for 2000 from $2.3 million for 1999. The decrease is the direct result of the AKW acquisition on April 1, 1999 and the subsequent change in accounting from the equity method to reporting on a consolidated basis.

     OTHER INCOME (EXPENSE). Interest expense increased to $40.6 million for 2000 compared to $39.8 million for 1999 due to the increased debt incurred related to the acquisition of AKW on April 1, 1999 and higher interest rates. The increase in interest expense was partially offset by higher interest income. Other expenses increased by $5.1 million to $6.2 million. The $5.1 million increase is primarily due to fluctuations in foreign currency rates that had a negative impact on hedging instruments resulting in realized and unrealized losses.

     ADJUSTED EBITDA. Adjusted EBITDA decreased by $22.4 million, or 20.1%, to $89.3 million for 2000 from $111.7 million for 1999 due to lower gross profit as described above. In determining Adjusted EBITDA for 2000, income from operations has been increased by depreciation and amortization (except for amortization of deferred financing costs), equity in earnings of affiliates, $3.2 million of costs related to aborted merger and acquisition activities, $5.4 million for restructuring and integration costs related to operations in Monterrey, Mexico, and $0.6 million for restructuring costs in the United States. In determining Adjusted EBITDA for 1999, income from operations has been increased by depreciation and amortization (except for amortization of deferred financing costs), equity in earnings of affiliates, $1.4 million of costs related to aborted merger and acquisition activities, and decreased by $1.5 million related to the re-evaluation of the AKW wheel recall campaign.

     NET INCOME. Net income decreased by $22.8 million, or 90.1 %, to $2.5 million for 2000 from $25.3 million for 1999 due to lower pretax earnings, as described above, and a resulting higher effective tax rate. The higher effective tax rate is attributable to permanent book to tax differences such as nondeductible goodwill amortization and taxable inflationary gains in Mexico in relation to lower pretax income. Of the $2.5 million of net income in 2000, $1.5 million relates to an extraordinary gain, net of bond issue expense and tax, resulting from the repurchase of $10.1 million principal amount of our Senior Subordinated Notes for $7.3 million.

     In response to the industry downturn, we have taken the following actions to better position the Company for the challenges facing us in the near term:

-    Increased focus on reducing SG&A expenditures;

-    Reduced capital spending;

-    Intensified efforts to reduce working capital expenditures;

-    Heightened focus on continuous improvement initiatives.

COMPARISON OF FISCAL YEARS 1999 AND 1998

The following table sets forth certain income statement information of the Company for the fiscal years ended December 31, 1999 and December 31, 1998:

(Dollars in thousands)                           Fiscal 1999                    Fiscal 1998
                                                 -----------                    -----------

Net sales ..........................      $ 505,854         100.0%        $ 383,583         100.0%
Gross profit .......................        115,078          22.7%           82,554          21.5%
Operating expenses .................         33,493           6.6%           34,034           8.9%
Income from operations .............         81,585          16.1%           48,520          12.6%
Equity in earnings of affiliates ...          2,316           0.5%            3,929           1.0%
Other income (expense) .............        (40,069)         (7.9%)         (35,215)         (9.2%)
Net income .........................         25,331           5.0%            7,951           2.1%
OTHER DATA:
Adjusted EBITDA ....................        111,682          21.6%(a)        88,160          21.1%(a)

-------------------

(a) Represents Adjusted EBITDA less adjusted equity in earnings of affiliates as a percent of sales.

     NET SALES. Net sales increased by $122.3 million, or 31.9%, in 1999 to $505.9 million, compared to $383.6 million for 1998. The increase in net sales is primarily due to (i) including total sales from AKW with the consolidated sales of the Company effective April 1, 1999, the date of the AKW acquisition, (ii) an increase in sales at the Columbia, Tennessee, facility and (iii) an increase in industry volumes for heavy/medium wheels. Sales from AKW in 1999 were $76.1 million compared to $0 in 1998 as AKW was previously accounted for on the equity method as "equity in earnings of affiliates" and was not consolidated prior to the acquisition. Excluding the $76.1 million in sales at AKW, net sales would have increased by $46.2 million, or 12.0%, in 1999 compared to 1998. Sales of products from the new Columbia, Tennessee, facility, which started operations in August 1998, were $34.5 million in 1999 compared to $10.3 million in 1998. The remaining increase in sales of $22.0 million is a result of an increase in industry volume.

     GROSS PROFIT. Gross profit increased by $32.5 million, or 39.3%, to $115.1 million for 1999 from $82.6 million for 1998. The $32.5 million increase in gross profit was due to (i) $22.1 million gross profit at AKW, which has been accounted for on a consolidated basis effective with the AKW acquisition on April 1, 1999, and (ii) an overall increase in industry Heavy/Medium Wheels sales volume. Partially offsetting this increase were lower gross profits at AdM. AdM's gross profit decreased $3.8 million from $8.9 million in 1998 to $5.1 million in 1999. The decrease in gross profit at AdM was due to a slowdown in the Latin American market and higher than anticipated ramp up costs of the new AdM facility. Gross profit percent for the total Company improved by 1.2% from 21.5% in 1998 to 22.7% in 1999. The increase in gross profit as a percentage of sales is primarily due to an overall increase in volume and resulting per unit cost reductions. The improvements were achieved by effectively controlling the costs associated with the labor strike at the Henderson, Kentucky, facility and a reduction in costs associated with the August 1998 start up of the Columbia, Tennessee, facility.

     OPERATING EXPENSES. Operating expenses decreased by $0.5 million, or 1.5% to $33.5 million for 1999 from $34.0 million for 1998. This decrease was due to one-time operating expenses of $3.3 million incurred in 1998 for start-up costs relating to the new Columbia, Tennessee, facility; professional fees of $2.2 million related to the Company's recapitalization; and the management retention bonuses of $1.9 million paid by Phelps Dodge Corporation, a previous principal stockholder in conjunction with the Company's recapitalization. Excluding the 1998 expenses for the Columbia, Tennessee, facility start- up costs, the professional fees related to the Recapitalization and the management retention bonuses, operating expenses increased by $6.9 million from $26.6 million in 1998 to $33.5 million in 1999. This increase was primarily due to (i) a $2.0 million increase in selling, general and administrative expense and research and development costs associated with AKW, which has been accounted for on a consolidated basis effective with the AKW acquisition on April 1, 1999, (ii) $1.0 million of goodwill associated with the acquisition of AKW, (iii) $1.4 million of costs related to aborted mergers and acquisitions activities, (iv) $1.5 million increase in research and development cost, and (v) $0.9 million increase in SG&A expenses related to increased stand-alone costs.

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

EFFECTS OF INFLATION.

     The effects of inflation were not considered material during fiscal years 2000, 1999 or 1998.

CAPITAL RESOURCES AND LIQUIDITY

     Accuride's primary sources of liquidity are cash flow from operations and borrowing under the Revolver. Primary uses of cash are funding working capital, capital expenditures and debt service.

     As of December 31, 2000, Accuride had cash and short- term investments of $38.5 million compared to $32.5 million at the beginning of the year. Operating activities provided $66.3 million which were used to fund the financing activities of $8.6 million, investing activities of $51.7 million and an increase in cash and cash equivalents of $6.0 million. The $8.6 million of financing activities include the prepayment of $11.7 million in term loans, the repurchase of $10.1 million principal amount of our Senior Subordinated Notes for a net cash amount of $7.3 million, $0.3 million redemption of stock, offset by $10.0 million borrowed against the revolver and $0.7 million proceeds from stock subscriptions receivable.

     Investing activities during the year ended December 31, 2000 were $51.7 million compared to $124.3 million for the year ended December 31, 1999. The 2000 investing activities were capital expenditures of $2.5 million at AdM, $30.5 million at AKW, $5.0 million at Columbia, Tennessee and $13.7 million in the base business. In 1999, investing activities included the AdM Acquisition of $7.4 million and the AKW Acquisition of $71.1 million. Also included in the 1999 investing activities were capital expenditures at AdM of $15.2 million, at AKW of $8.8, at Columbia, Tennessee, of $1.8 million and capital spending for the base business of $20.0 million

     Cash flow from financing activities during the year ended December 31, 2000 was a use of $8.6 million compared to a source of $66.5 million for the year ended December 31, 1999.

     Accuride's capital expenditures in 2000 were $51.7 million. Accuride expects its capital expenditures to be approximately $19 million in 2001. It is anticipated that these expenditures will fund (i) investments in productivity and capacity expansion improvements in 2001 of approximately $7.0 million; (ii) maintenance of business expenditures of approximately $9.3 million; and (iii) quality improvements of approximately $2.9 million. Future investments in productivity improvements will focus on the completion of our aluminum forging and machining capacity expansion and the completion of our new assembly process for light wheels.

     ACCURIDE DE MEXICO CREDIT AGREEMENT. Accuride finalized a $32.5 million credit facility for AdM on July 9, 1998. This credit facility is comprised of a term loan of $25.0 million and a working capital facility of $7.5 million. Repayment of the term loan is to be made in eight substantially equal quarterly installments commencing June 25, 2001. The working capital facility terminates on July 9, 2001, unless extended for successive one-year periods at the option of the lenders. Interest on the term loan and working capital advances is based on the London interbank offered rate ("LIBOR") plus an applicable margin. Effective September 13, 1999 the AdM credit facility was amended to reflect a parent guaranty executed by Accuride, guaranteeing the repayment of the advances under this facility. Effective December 31, 1999, the AdM credit facility was amended to modify and delete certain covenants that were inconsistent and duplicative with similar covenants contained in Accuride's Amended and Restated Credit Agreement described below.

Effective March 31, 2000, the AdM credit facility was further amended to terminate Accuride's and AdM's obligations under a completion guaranty for the Monterrey, Mexico, facility. Effective December 14, 2000, the AdM credit facility was further amended to allow AdM to issue shares of capital stock to affiliates of Accuride. In August 2000, AdM elected to prepay the principal installments of the term facility due June 25, 2001, September 25, 2001 and December 25, 2001. The total amount prepaid was $9.3 million. As of December 31, 2000, $7.5 million was outstanding under the working capital facility and $15.6 million was outstanding under the term facility.

     AMENDED AND RESTATED CREDIT AGREEMENT. On April 16, 1999 Accuride entered into an amended and restated credit agreement (the "Amended Credit Agreement") with a syndicate of banks and other financial institutions (the "Lenders") led by Citicorp USA, Inc., as administrative agent (the "administrative agent"), Salomon Smith Barney, Inc., as arranger, Bankers Trust Company, as syndication agent, and Wells Fargo Bank N.A. as documentation agent. The Amended Credit Agreement provided for an additional $100.0 million term loan ("Term C") which matures on January 21, 2007. Term C was added to the previous term loans of (i) $60.0 million that matures on January 21, 2005 ("Term A") and (ii) $75.0 million that matures on January 21, 2006 ("Term B"). Accuride's Canadian subsidiary is the borrower under Term A, and Accuride has guaranteed the repayment of such borrowing under Term A and all other obligations of the Canadian subsidiary under the Amended Credit Agreement. Accuride also has a $140.0 million Revolver, which declines to $100.0 million on January 21, 2003 and matures on January 21, 2004. As of December 31, 2000, $10.0 million was outstanding under the Revolver. The Term A and B loans provide for 1% annual amortization prior to maturity and the Term C loan provides for 1% annual amortization through January 21, 2005, with the final two years each providing for 47% amortization. In October 1999 Accuride prepaid the mandatory principal payments on the term loans due on January 21, 2000 and January 21, 2001. In April 2000 Accuride prepaid the mandatory principal payments on the term loans due on January 21, 2002. Interest on the term loans and the Revolver is based on LIBOR plus an applicable margin. The loans are secured by, among other things, the shares of stock, partnership interests and limited liability company ownership interests of Accuride's subsidiaries.

     DESCRIPTION OF THE NOTES. In January 1998 Accuride issued the $200 million Notes pursuant to the Indenture. The Indenture is limited in aggregate principal amount to $300.0 million, of which $200.0 million were issued as Private Notes and subsequently exchanged for Exchange Notes, which exchange has been registered under the Securities Act of 1933, as amended. The Indenture provides certain restrictions on the payment of dividends by Accuride. The Indenture is subject to and governed by the Trust Indenture Act of 1939, as amended. The Notes are general unsecured obligations of Accuride and are subordinated in right of payment to all existing and future Senior Indebtedness (as defined in the Indenture). The Notes mature on February 1, 2008. Interest on the Notes accrues at the rate of 9.25% per annum and is due and payable semi-annually in arrears on February 1 and August 1, commencing on August 1, 1998, to holders of record of the Notes on the immediately preceding January 15 and July 15. During 2000, the Company repurchased $10.1 million principal amount of its Senior Subordinated Notes for $7.3 million resulting in a net $1.5 million extraordinary gain.

     Management believes that cash flow from operations and availability under the Revolver will provide adequate funds for Accuride's foreseeable working capital needs for the next twelve months, planned capital expenditures and debt service obligations. Any future acquisitions, joint ventures or other similar transactions will likely require additional capital, and there can be no assurance that any such capital will be available on acceptable terms or at all. Accuride's ability to fund its working capital needs, planned capital expenditures and scheduled debt payments, to refinance indebtedness and to comply with all of the financial covenants under its debt agreements, depends on its future operating performance and cash flow, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond Accuride's control.

     RESTRICTIVE DEBT COVENANTS. Accuride's credit documents contain numerous financial and operating covenants that limit the discretion of management with respect to certain business matters. These covenants place significant restrictions on, among other things, the ability to incur additional debt, to create liens, to make certain payments and investments and to sell or otherwise dispose of assets and merge or consolidate with other entities. Accuride is also required to meet certain financial ratios and tests including leverage ratio, interest coverage ratio, and fixed charge ratio. A failure to comply with the obligations contained in the credit documents could result in an event of default, and possibly the acceleration of the related debt and the acceleration of debt under other instruments evidencing indebtedness that may contain cross-acceleration or cross-default provisions. Accuride is currently in compliance with its financial covenants and ratios, although a continuation of recent negative sales trends could impact our future compliance with such covenants.

     NEW ACCOUNTING PRONOUNCEMENT. Statement of Financial Accounting Standards
(SFAS) No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company has adopted SFAS 133 effective January 1, 2001. Management does not expect the adoption of SFAS 133 to have a significant impact on the financial position, results of operations, or cash flows of the Company.

INDUSTRY OUTLOOK

     Although the commercial vehicle industry has been strong in recent years, the industry is cyclical, and is currently in the midst of a severe cyclical downturn. Current industry forecasts by America's Commercial Transportation Publications, the Automotive Market Research Council, and Martin Labbe Associates (collectively referred to as "Analysts"), predict that the North American commercial vehicle industry will continue to be depressed for the first half of 2001 with gradual improvement beginning in the second half of the year. The commercial vehicle industry and the global vehicle industry in general are in a period of transition, marked by strengthening competition, geographic expansion of manufacturing, and consolidation at both vehicle manufacturer and supplier levels. These trends are expected to continue for the near future. Major OEM customers and their suppliers are consolidating and continue to extend their globalization efforts and emphasize their desire for global support through local production. These customers also continue to reduce the number of suppliers in their supply base. As a result of these developments and recognizing the importance of the customer to its business, we expect in the future to increasingly serve other global commercial and consumer wheel markets through either expansion, acquisition, or strategic alliances. In a further effort to reduce their number of suppliers, OEMs are also moving toward systems sourcing. This provides opportunity for Wheel makers to expand into related components such as hubs and drums, suspension systems, brake systems, and tire/Wheel assembly.

     In the light vehicle Wheel market in North America, Wheels are now considered to be more integral to styling, and the Company believes that styling and design innovation will continue to play a key role for both steel and aluminum Wheel suppliers in this market.

     Wheels for on-road vehicles, both consumer and commercial, are generally made of steel or aluminum, which offer vehicle OEMs a range of design options. Steel Wheels, which are heavier than aluminum Wheels, are generally lower cost, high volume production products. Aluminum Wheels are lighter in weight, more readily stylized and more expensive than steel Wheels. Market and general economic conditions can significantly impact the relative share of the two materials in both consumer and commercial Wheel markets, due to their large difference in cost and the elasticity of price and demand.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     In this report, Accuride has made various statements regarding current expectations or forecasts of future events. These statements are "forward-looking statements" within the meaning of that term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are also made from time-to-time in press releases and in oral statements made by Accuride's officers. Forward-looking statements are identified by the words "estimate," "project," "anticipate," "will continue," "will likely result," "expect," "intend," "believe," "plan," "predict" and similar expressions. Forward looking statements also include statements regarding the availability of working capital and additional capital to Accuride, continuation of operational improvements and sources of supply of raw materials, the lack of future supply disruption as a result of labor issues, and improvement in demand for our products and the expansion of our markets. Such forward- looking statements are based on assumptions and estimates, which although believed to be reasonable, may turn out to be incorrect. Therefore, undue reliance should not be placed upon these estimates and statements. Accuride cannot assure you that any of these statements or estimates will be realized and actual results may differ from those contemplated in these "forward-looking statements." Accuride undertakes no obligation to publicly update any forward- looking statements, whether as a result of new information, future events, or otherwise. You are advised to consult further disclosures Accuride may make on related subjects in its filings with the SEC. Accuride cannot assure you that its expectations, beliefs, or projections will result or be achieved or accomplished. In addition to other factors discussed in the report, some of the important factors that could cause actual results to differ materially from those discussed in the forward-looking statements include the following:

     SIGNIFICANT INDEBTEDNESS - ACCURIDE'S SIGNIFICANT DEBT COULD ADVERSELY AFFECT ITS FINANCIAL RESOURCES AND PREVENT IT FROM SATISFYING ITS DEBT SERVICE OBLIGATIONS. Accuride has a significant amount of indebtedness and may also incur additional indebtedness in the future. Accuride may not generate sufficient cash flow from operations, or have future borrowings available to it, sufficient to pay its debt. At December 31, 2000, total indebtedness was $448.9 million and its total stockholders' deficit was $29.2 million.

     Accuride's ability to make debt payments or refinance its indebtedness depends on future performance, which, to a certain extent, is subject to general economic, financial, competitive and other factors, some of which are beyond our control. Based upon Accuride's current level of operations and anticipated growth, management believes that available cash flow, together with available credit, will be adequate to meet its financial needs. There can be no assurance, however, that Accuride's business will generate sufficient cash flow from operations or that future borrowings will be available in an amount sufficient to enable it to pay its debts or to make necessary capital expenditures, or that any refinancing of debt would be available on commercially reasonable terms or at all.

     Accuride's substantial indebtedness could have important consequences including, but not limited to, the following: (i) the ability to obtain additional financing for acquisitions, working capital, capital expenditures, or other purposes may be impaired or unavailable; (ii) a substantial portion of cash flow will be used to pay interest expense and debt amortization, which will reduce the funds that would otherwise be available for operations and future business opportunities; (iii) a substantial decrease in net operating cash flows or an increase in expenses could make it difficult for Accuride to meet its debt service requirements and force it to modify operations; (iv) Accuride may be more highly leveraged than its competitors, which may place it at a competitive disadvantage; (v) Accuride's substantial indebtedness may make it more vulnerable to a downturn in its business or in the economy generally; and (vi) some of Accuride's existing debt contains financial and restrictive covenants that limit its ability to, among other things, borrow additional funds, dispose of assets, and pay cash dividends.

     A significant portion of our outstanding indebtedness bears interest at variable rates. While Accuride has attempted to limit its exposure to increases in interest rates by entering into interest rate protection agreements, such agreements will not eliminate completely the exposure to variable rates. Any increase in interest rates will reduce funds available to Accuride for its operations and future business opportunities and will exacerbate the consequences of the leveraged capital structure.

     RESTRICTIVE DEBT COVENANTS - COVENANTS AND RESTRICTIONS IN ACCURIDE'S CREDIT DOCUMENTS LIMIT ITS ABILITY TO TAKE CERTAIN ACTIONS. Accuride's credit documents contain numerous significant financial and operating covenants that limit the discretion of management with respect to certain business matters. These covenants include, among others, significant restrictions on Accuride's ability to:

-    declare dividends or redeem or repurchase capital stock;

-    incur certain additional debt;

-    create liens;

-    make certain payments and investments;

-    sell or otherwise dispose of assets; and u consolidate with other entities.

     Accuride must also meet certain financial ratios and tests. Failure to comply with the obligations contained in the credit documents could result in an event of default, and possibly the acceleration of the related debt and the acceleration of debt under other instruments evidencing debt that may contain cross-acceleration or cross-default provisions. Accuride is currently in compliance with its financial covenants, although a continuation of recent negative sales trends could impact our future compliance with such covenants. Should the need arise, Accuride will negotiate with its lender to modify and expand various financial covenants, however, no assurance can be given that such negotiations will result in modifications that will allow Accuride to continue to be in compliance or otherwise be acceptable to us.

     CYCLICAL AND SEASONAL INDUSTRY - THE WHEEL INDUSTRY IS CYCLICAL AND SEASONAL, RESULTING IN FLUCTUATIONS OF REVENUE AND INCOME. The Heavy/Medium Wheel and Light Wheel industries are highly cyclical and, in large part, depend on the overall strength of the demand for Heavy/Medium Trucks, Trailers, and Light Trucks. These industries have historically experienced significant fluctuations in demand based on factors such as general economic conditions, interest rates, government regulations, and consumer confidence. The industry is in the midst of a major downturn. This significant decrease in overall consumer demand for Heavy/Medium Trucks, Trailers, and/or Light Trucks is having a negative impact on Accuride's business. In addition, Accuride's operations are typically seasonal as a result of regular customer maintenance and model changeover shutdowns, which typically occur in the third and fourth quarter of each calendar year. This seasonality may result in decreased net sales and profitability during the third and fourth fiscal quarters of each calendar year.

     DEPENDENCE ON MAJOR CUSTOMERS - THE LOSS OF ONE OF ACCURIDE'S SIGNIFICANT CUSTOMERS COULD HAVE AN ADVERSE EFFECT ON ITS BUSINESS. Accuride derived approximately 20.3%, 15.1% and 12.3% of its 2000 net sales from Ford, Freightliner and International, respectively. Accuride has been a supplier to these customers for many years. Accuride is continuing to engage in efforts intended to improve and expand its relations with each of these customers. Accuride has supported its position with these customers through direct and active contact with end users, trucking fleets and dealers, and has located certain of its sales personnel in offices near these customers and most of its other major customers. Although Accuride believes that its relationship with these customers is good, Accuride cannot assure you that Accuride will maintain or improve these relationships, that these customers will continue to do business with Accuride as they have in the past, or that Accuride will be able to supply these customers or any of its other customers at current levels. The loss of a significant portion of Accuride's sales to Freightliner, Ford and/or International could have a material adverse effect on its business. In addition, the delay or cancellation of material orders from, or problems at, Freightliner, Ford and International or any of its other major customers could have a material adverse effect on its business.

     OEM SUPPLIER INDUSTRY - ACCURIDE DEPENDS ON ITS CUSTOMERS THAT ARE OEMS IN THE HEAVY/MEDIUM TRUCK, TRAILER AND LIGHT TRUCK INDUSTRIES. Accuride is a supplier to OEMs in the

Heavy/Medium Truck, Trailer and Light Truck industries, which are characterized by a small number of OEMs that are able to exert considerable pressure on suppliers to reduce costs, improve quality, and provide enhanced design and engineering capabilities. OEMs continue to demand and receive price reductions and measurable increases in quality through their use of competitive selection processes, rating programs, and various other arrangements. Although Accuride has been able to offset a portion of these price reductions through production cost savings, Accuride cannot assure you that it will be able to generate such cost savings in the future. The inability to generate sufficient production cost savings in the future to offset such price reductions provided to OEMs could adversely affect Accuride's profitability. Additionally, OEMs have generally required suppliers to provide more design engineering input at earlier stages of the product development process, the costs of which have, in some cases, been absorbed by the suppliers. Future price reductions, increased quality standards, or additional engineering capabilities required by OEMs could have a negative impact on our business.

     LABOR RELATIONS - THE MAJORITY OF ACCURIDE EMPLOYEES ARE MEMBERS OF LABOR UNIONS AND ANY LABOR DISPUTES COULD ADVERSELY AFFECT ITS BUSINESS. The majority of Accuride's employees are members of labor unions. As of March 1, 2001, approximately 87% of Accuride's employees at the Henderson, Kentucky, facility were represented by the UAW and approximately 81% of Accuride's employees at the Ontario, Canada, facility were represented by the CAW. The approximate percentage of employees at the Erie, Pennsylvania, and Monterrey, Mexico, facilities who are represented by the UAW and the El Sindicato Industrial de Trabajadores de Nuevo Leon is 75% and 81%, respectively. Accuride currently has a lockout at the Henderson, Kentucky, facility (See "Item 1 - Business - Employees"). Throughout the lockout period, operations have continued with salaried employees and outside contractors. There has not been, and Accuride believes that there will not be any supply disruption to its customer base; however, there can be no assurance to that effect. A supply disruption to Accuride's customer base could have a material adverse effect on its business.

     RAW MATERIALS - ACCURIDE IS VULNERABLE TO SIGNIFICANT PRICE INCREASES AND SHORTAGES. Accuride uses substantial amounts of raw steel and aluminum. Although steel is generally available from a number of sources, Accuride has obtained favorable sourcing by negotiating and entering into high-volume contracts with third parties with terms ranging from one to three years. Accuride obtains aluminum from various third-party suppliers. While Accuride believes that its supply contracts can be renewed on acceptable terms, Accuride cannot assure you that it will be successful in renewing these contracts on such favorable terms or at all. A substantial interruption in the supply of steel or aluminum or inability to obtain a supply of raw steel or aluminum on commercially desirable terms could have an adverse effect on Accuride's business. Although the price of steel has not been volatile in recent periods and Accuride has historically been able to pass through to its customers steel price increases, Accuride cannot assure you that rapid and significant changes in the price of steel will not occur in the near future or that it will be able to pass on any such cost increases to its customers. Aluminum prices have been volatile; however, Accuride has used commodity price swaps to hedge against the impact of these changes.

     STRONG COMPETITION - ACCURIDE OPERATES IN A HIGHLY COMPETITIVE ENVIRONMENT. Accuride's product line is broad and it competes with different companies in different markets. Accuride's markets are characterized by companies with substantial capital, established sales forces, extensive research and development facilities and personnel, and other resources. Several of Accuride's competitors have substantially greater financial or other resources and therefore may be more competitive. In addition, OEMs may expand their internal production of Wheels, shift sourcing to other suppliers or take other actions that could reduce the market for Accuride's products and have a negative impact on our business. Accuride may encounter increased competition in the future from existing competitors or new competitors. Also, market expansion and planned entry into additional markets may expose Accuride to an increasing number of well- capitalized competitors.

     ENVIRONMENTAL LIABILITIES - ACCURIDE MAY BE SUBJECT TO LIABILITY UNDER ENVIRONMENTAL LAWS. Accuride is subject to various foreign, federal, state and local environmental laws, ordinances, and regulations, including those governing discharges into the air and water, the storage, handling and disposal of solid and hazardous wastes, the remediation of soil and groundwater contaminated by petroleum products or hazardous substances or wastes, and the health and safety of its employees. Under certain of these laws, ordinances or regulations, a current or previous owner or operator of property may be liable for the costs of removal or remediation of certain hazardous substances or petroleum products on, under, or in its property, without regard to whether the owner or operator knew of, or caused, the presence of the contaminants, and regardless of whether the practices that resulted in the contamination were legal at the time they occurred. The presence of, or failure to remediate properly such substances, may adversely affect the ability to sell or rent such property or to borrow using such property as collateral. Persons who generate, arrange for the disposal or treatment of, or dispose of hazardous substances may be liable for the costs of investigation, remediation or removal of these hazardous substances at or from the disposal or treatment facility, regardless of whether the facility is owned or operated by that person. Additionally, the owner of a site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site. Accuride believes that it is in material compliance with environmental laws, ordinances and regulations and does not anticipate any material adverse effect on earnings or competitive position relating to environmental matters. It is possible that future developments could lead to material costs of environmental compliance. The nature of Accuride's current and former operations and the history of industrial uses at some of its facilities expose Accuride to the risk of liabilities or claims with respect to environmental and worker health and safety matters which could have a negative impact on its business.

     KEY MANAGEMENT - ACCURIDE DEPENDS ON KEY MANAGEMENT FOR THE SUCCESS OF ITS BUSINESS. Accuride's success depends largely upon the abilities and experience of certain key management personnel. The loss of the services of one or more of these key personnel, and in particular William P. Greubel, President and Chief Executive Officer, could have a negative impact on our business. Accuride does not maintain key-man life insurance policies on any of its executives.

     CONTROL BY KKR AFFILIATES - THE RIGHTS OF ACCURIDE'S SHAREHOLDERS COULD BE ADVERSELY AFFECTED BECAUSE OF THE CONCENTRATED CONTROL OF ITS STOCK. As of December 31, 2000, approximately 87% of Accuride's Common Stock was held by Hubcap Acquisition. Hubcap Acquisition is a Delaware limited liability company whose members are KKR 1996 Fund L.P. and KKR Partners II, L.P. KKR 1996 Fund L.P., which owns more than a 95% equity interest in Hubcap Acquisition, is a Delaware limited partnership whose sole general partner is KKR Associates 1996 L.P. KKR Associates 1996 L.P. is a Delaware limited partnership whose sole general partner is KKR 1996 GP L.L.C. KKR 1996 GP L.L.C. is a Delaware limited liability company whose members are also the members of the limited liability company that is the general partner of Kohlberg Kravis Roberts & Co. L.P. ("KKR"). Accordingly, affiliates of KKR control Accuride and have the power to elect all of its directors, appoint new management and approve any action requiring the approval of its shareholders, including adopting amendments to its Certificate of Incorporation and approving mergers or sales of substantially all of its assets. Accuride cannot give any assurance that the interests of KKR and its affiliates will not conflict with the interests of other holders of Accuride's securities.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Accuride, in the normal course of doing business, is exposed to the risks associated with changes in foreign exchange rates, interest rates and raw material prices. Accuride selectively uses derivative financial instruments to manage these risks. Accuride uses foreign exchange contracts to hedge foreign currency commitments. Specifically, these foreign exchange contracts offset foreign currency denominated purchase commitments to suppliers, accounts receivable from, and future committed sales to, customers, and operating expenses. Management believes the use of foreign currency financial instruments reduces the risks that arise from doing business in international markets. At December 31, 2000, Accuride had open foreign exchange forward contracts with a notional amount of $97.1 million. Foreign exchange forward contract maturities were from one to eleven months.

     Accuride's hedging activities provide only limited protection against currency risks. Factors that could impact hedge program effectiveness include accuracy of sales estimates, volatility of currency markets and the cost and availability of hedging instruments. The counterparties to the foreign exchange contracts are financial institutions with investment grade credit ratings. Accuride monitors its foreign currency cash flow transactions and executes contracts to hedge its foreign exchange exposures. The use of forward contracts protects cash flows against unfavorable movements in exchange rates, to the extent of the amount under contract. A 10% adverse change in currency exchange rates for Accuride's foreign currency derivatives held at December 31, 2000, would have an impact of approximately $9.7 million on the fair value of such instruments. This quantification of exposure to the market risk associated with foreign exchange financial instruments does not take into account the offsetting impact of changes in the fair value of Accuride's foreign denominated assets, liabilities and firm commitments.

     Accuride uses long-term debt as a primary source of capital in its business. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for its long-term fixed-rate debt and other types of long-term debt at December 31, 2000:


(Dollars in Thousands)   2001      2002      2003        2004      2005         Thereafter       Total         Fair Value
                         ----      ----      ----        ----      ----         ----------       -----         ----------
Long-term Debt:
Fixed                                                                           $ 189,900      $ 189,900      $ 131,031
Avg. Rate                                                                           9.25%          9.25%
Variable                 $  0    $ 12,500  $ 5,475     $ 2,350   $ 58,150       $ 163,750      $ 242,225      $ 242,225
Avg. Rate                           8.38%    8.46%       8.57%      8.08%           8.74%          8.56%


     Accuride has used an interest rate swap to alter interest rate exposures between fixed and floating rates on a portion of long-term debt. As of December 31, 2000, $98.0 million notional amount of interest rate swap was outstanding. On average during the year ended December 31, 2000, Accuride paid 5.75% as a fixed rate and received 6.45% on the interest rate swap. Under the terms of the interest rate swap, Accuride agrees with the counterparty to exchange, at specified intervals, the difference between the fixed rate and floating rate interest amounts calculated by reference to the agreed notional principal amount. The interest rate swap matured in January 2001. Accuride also used an interest rate cap to set a ceiling on the maximum floating interest rate Accuride would incur on a portion of Accuride's long-term debt. As of December 31, 2000, $34.3 million notional amount of interest rate cap was outstanding. Under the terms of the interest rate cap, Accuride is entitled to receive from the counterparty on a quarterly basis the amount, if any, by which the three-month Eurodollar interest rate exceeds 7.5%. The interest rate cap matured in January 2001. Accuride is exposed to credit related losses in the event of nonperformance by the counterparty to the interest rate swap and interest rate cap, although no such losses are expected as the counterparty is a financial institution having an investment grade credit rating.

     Accuride relies upon the supply of certain raw materials in its production processes and has entered into firm purchase commitments for steel and aluminum. The exposures associated with these commitments are primarily managed through the terms of its supply and procurement contracts. Additionally, commodity price swaps are used to hedge against changes in certain commodity prices. At December 31, 2000, Accuride had open commodity price swaps with a notional amount of $23.2 million. These commodity price swaps had maturities from one to twelve months. A 10% adverse change in commodity prices would have an impact of approximately $2.3 million on the fair value of these contracts. Accuride is exposed to credit related losses in the event of nonperformance by the counterparty to the commodity price swaps, although no such losses are expected as the counterparty is a financial institution having an investment grade credit rating.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Attached, beginning at page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

     The directors and executive officers of the Company, and their ages as of December 31, 2000, are as follows:

Name                                           Age      Position
----                                           ---      --------
William P. Greubel.......................       49      Director, President and Chief Executive Officer
John R. Murphy...........................       50      Executive Vice President/Finance and Chief Financial Officer
David K. Armstrong.......................       44      Senior Vice President and General Counsel
Richard J. Giromini......................       47      Senior Vice President/Technology and Continuous Improvement
Elizabeth I. Hamme.......................       50      Senior Vice President/Human Resources
Terrence J. Keating......................       51      Senior Vice President and General Manager-Wheels
Henry R. Kravis..........................       56      Director
George R. Roberts........................       57      Director
James H. Greene, Jr......................       50      Director
Todd A. Fisher...........................       35      Director
Frederick M. Goltz.......................       29      Director


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

     DAVID K. ARMSTRONG. Mr. Armstrong joined the Company as Vice President and General Counsel in October 1998. He was promoted to Senior Vice President and General Counsel effective November 1999. Mr. Armstrong also serves as Corporate Secretary. Prior to joining the Company, Mr. Armstrong was a partner at the law firm of Snell & Wilmer L.L.P. where he worked from 1993 through 1998. Mr. Armstrong holds a B.S. and MAcc in Accounting and a Juris Doctorate, all from Brigham Young University.

     RICHARD J. GIROMINI. Mr. Giromini currently serves as Senior Vice President/Technology and Continuous Improvement. Mr. Giromini joined the Company, as Vice President/General Manager of AKW L.P. in April 1998 and served as President and CEO of AKW L.P. from August 1998 through April 1999. From 1996 to 1998, Mr. Giromini was a Director of Manufacturing of ITT Automotive Inc. From 1991 to 1996, Mr. Giromini held the positions of Vice President/Operations and Plant General Manager of Hayes Wheels International, Inc. Mr. Giromini holds a B.S. in Mechanical and Industrial Engineering and a M.S. in Industrial Management from Clarkson University.

     ELIZABETH I. HAMME. Ms. Hamme joined the Company, as Vice President/Human Resources in February 1995. She was promoted to Senior Vice President/Human Resources in November 1999. Prior to joining the Company, Ms. Hamme served as an independent consultant to the manufacturing and financial services sectors since 1991. From 1989 to 1991, Ms. Hamme held the positions of Division Human Resources Manager and Group Manager of Human Resources Development and Compensation with FMC Corporation (Chemical Products Group). Ms. Hamme holds a B.A. in Political Science and an M.A. in Adult Education from the George Washington University.

     TERRENCE J. KEATING. Mr. Keating currently serves as Senior Vice President and General Manager-Wheels. Mr. Keating also serves as President of Accuride Canada, Inc. Mr. Keating joined the Company in December, 1996 as Vice President-Operations. From 1995 to November, 1996, Mr. Keating was the manager of Indianapolis Diesel Engine Plant of International Truck and Engine Corporation, a division of Navistar International Company. From 1990 to 1995, Mr. Keating was Vice President of Operations of Peerless Pump, Inc. Mr. Keating holds a B.S. in Mechanical Engineering Technology from Purdue University and an M.B.A. in Operations from Indiana University. He is certified by the American Production and Inventory Control Society (APICS) as an inventory management professional.

     HENRY R. KRAVIS. Mr. Kravis is a director of the Company. He is a managing member of KKR & Co., L.L.C., the limited liability company which serves as the general partner of KKR. He is also a director of the following public companies:
Amphenol Corporation, Borden, Inc., The Boyds Collection, Ltd., Evenflo Company, Inc. The Gillette Company, IDEX Corporation, KinderCare Learning Centers, Inc., KSL Recreation Corporation, Owens-Illinois, Inc., PRIMEDIA, Inc., Regal Cinemas, Inc., Sotheby's Holdings Inc., and Spalding Holdings Corporation. Mr. Kravis is a first cousin of Mr. Roberts.

     GEORGE R. ROBERTS. Mr. Roberts is a director of the Company. He is a managing member of KKR & Co., L.L.C., the limited liability company which serves as the general partner of KKR. He is also a director of the following public companies: Amphenol Corporation, Borden, Inc., The Boyds Collection, Ltd., Evenflo Company, Inc., IDEX Corporation, KinderCare Learning Center, Inc., KSL Recreation Corporation, PRIMEDIA, INC., Safeway, Inc., Spalding Holdings Corporation, and Dayton Power and Light Inc. Mr. Roberts is a first cousin of Mr. Kravis.

     JAMES H. GREENE, JR. Mr. Greene is a director of the Company. He is a member of KKR & Co., L.L.C., the limited liability company which serves as the general partner to KKR. He is also a director of the following public companies:
Owens-Illinois, Inc., Safeway Inc., Birch Telecom, Inc., Cais Internet, Inc., and Intermedia Communications, Inc.

     TODD A. FISHER. Mr. Fisher is a director of the Company. He has been a member of KKR & Co., L.L.C. since January 1, 2001 and was an executive of KKR from June 1993 to December 31, 2000. From July

1992 to June 1993, Mr. Fisher was an associate at Goldman, Sachs & Co. Mr. Fisher also serves as a director of the following public companies: Layne Christensen Company, and TA1 Limited.

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

SUMMARY COMPENSATION TABLE

     The following table sets forth information with respect to the compensation paid by the Company for services rendered during the year ended December 31, 2000 to the Chief Executive Officer and to each of the four other most highly compensated executive officers of the Company (the "Named Executive Officers").

                                                                                                Long Term Compensation
                                                                                ---------------------------------------------------
                                                  Annual Compensation                   Awards                     Payouts
                                         -------------------------------------  ------------------------  -------------------------
                                                                                Restricted   Securities
Name and Principal                                              Other Annual      Stock      Underlying    LTIP        All Other
Position                        Year     Salary       Bonus   Compensation (a)   Award(s)   Options/SARs  Payouts  Compensation (b)
------------------              ----     ------       -----   ----------------  ----------  ------------  -------  ----------------
William P. Greubel              2000    $375,000    $326,574      $ 14,867          --           --         --         $194,733
(President and Chief            1999    $275,040    $172,685      $ 16,349          --           --         --         $ 22,553
Executive Officer)              1998    $240,000    $117,700      $  9,226          --           --         --         $776,468


John R. Murphy (c)              2000    $239,788    $239,309      $ 22,168          --           --         --         $ 88,427
(Executive Vice President/      1999    $195,600    $102,175      $ 23,645          --           --         --         $  8,239
Finance & CFO)                  1998    $130,800          --      $  9,707          --           --         --         $ 27,226


Terrence J. Keating             2000    $201,240    $130,448      $ 20,692          --           --         --         $ 79,444
(Senior Vice President and      1999    $167,040    $ 78,447      $ 26,228          --           --         --         $ 12,747
General Manager/Wheels)         1998    $143,100    $ 61,800      $ 22,399          --           --         --         $215,315


David K. Armstrong (c)          2000    $179,700    $146,340      $ 24,838          --           --         --         $ 43,116
(Senior Vice President and      1999    $156,000    $ 22,533      $ 28,296          --           --         --         $  2,817
General Counsel)                1998    $ 37,500          --            --          --           --         --         $ 23,878


Richard J. Giromini (c)         2000    $178,808    $130,457      $ 18,479          --           --         --         $ 25,374
Senior Vice President/          1999    $ 81,000          --      $ 13,809          --           --         --         $  1,595
Technology and CI               1998          --          --            --          --           --         --               --


(a) Compensation includes financial planning service fees, vacation sold, gift certificate, imputed income, overseas travel incentive, and gross-ups on financial planning and gift certificate as follows:

                                         Financial
                                         Planning                      Gift
                                          Service                   Certificate                Overseas
                                         Fees Plus     Vacation        Plus         Imputed     Travel
                             Year        Gross-up        Sold         Gross-up      Income     Incentive
                             ----        --------      --------     -----------     -------    ---------
Mr. Greubel...............   2000        $ 11,944      $  2,885        $ 38            --            --
                             1999        $ 11,733      $  4,616          --            --            --
                             1998        $  9,226            --          --            --            --

Mr. Murphy................   2000        $ 11,944      $  3,762        $ 38            --       $ 6,424

                             1999        $ 17,104      $  6,541          --            --            --
                             1998        $  9,707            --          --            --            --

Mr. Keating...............   2000        $ 11,944      $  6,951        $ 38            --       $ 1,759
                             1999        $ 21,274      $  4,954          --            --            --
                             1998        $ 11,115      $ 11,284          --            --            --

Mr. Armstrong.............   2000        $ 12,053      $  3,058        $ 37            --       $ 9,690
                             1999        $ 21,083      $  7,213          --            --            --
                             1998              --            --          --            --            --

Mr. Giromini..............   2000        $ 14,201      $  3,115          --            --       $ 1,163
                             1999        $ 10,840      $  2,885          --          $ 84            --
                             1998              --            --          --            --            --


(b) Compensation includes distribution for Phelps Dodge non-qualified savings plan paid in connection with Recapitalization, restricted stock payments, non-qualified deferred liability, retention bonus, contributions made by the Company to the employees' non-qualified savings plan (company match and/or profit sharing), the Executive Life Insurance Plan (which provides employees with a bonus to pay for a universal life insurance policy that is fully owned by the employee), personal excess coverage, moving relocation expenses, and gross-ups on non-qualified deferred liability and personal excess coverage as set forth below:

                                                            Make Whole                                       Umbrella
                             Distribution                  Contrib. to                   Company             Insurance
                             from Phelps    Restricted     Supplemental                  Match &             Premium
                                Dodge          Stock       Savings Plan    Retention     Profit      ELIP     Plus
                      Year     NQ Plan        Payment      Plus Gross-Up     Bonus       Sharing   Premiums  Gross-up    Relocation
                      ----   -------------  ----------     -------------   ---------     -------   --------  ---------   ----------
Mr. Greubel.........  2000           --             --        $173,635           --      $19,445       --      $1,653        --
                      1999           --             --        $     54           --      $17,184   $5,315          --        --
                      1998     $ 39,061      $ 312,368        $  4,000     $400,000      $17,500   $3,539          --        --

Mr. Murphy..........  2000           --             --        $ 72,945           --      $13,829       --      $1,653        --
                      1999           --             --        $     27           --      $ 5,610   $2,602          --        --
                      1998           --             --              --           --           --   $1,658          --    25,568

Mr. Keating.........  2000           --             --        $ 66,726           --      $11,810       --        $908        --
                      1999           --             --              --           --      $10,246   $2,501          --        --
                      1998           --             --              --     $202,500      $11,323   $1,492          --        --

Mr. Armstrong.......  2000           --             --        $ 31,170           --      $11,029       --      $  917        --
                      1999           --             --              --           --      $ 1,624   $1,193          --        --
                      1998           --             --              --           --           --   $  867          --    23,011

Mr. Giromini........  2000           --             --        $ 18,734           --      $ 5,727       --      $  913        --
                      1999           --             --              --           --           --   $1,595          --        --
                      1998           --             --              --           --           --       --          --        --


(c) Mr. Murphy began employment on March 25, 1999; Mr. Armstrong began employment on October 1, 1998; Mr. Giromini transferred from AKW L.P. to Accuride Corporation effective July 1, 1999.

The following table gives information for options exercised by each of the Named Executive Officers in 2000 and the value (stock price less exercise price) of the remaining options held by those executive officers at year end, using management's estimate of the Common Stock value on December 31, 2000.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES

                                                                Number of Securities             Value of Unexercised
                                                               Underlying Unexercised                 In-the-Money
                                                                  Options/SARs at                   Options/SARs at
                                   Shares                         Fiscal Year-End                  Fiscal Year-End(a)
                                 Acquired on      Value      ---------------------------     -----------------------------
       Name                       Exercise       Realized    Exercisable   Unexercisable     Exercisable     Unexercisable
       ----                      -----------     --------    -----------   -------------     -----------     -------------
William P. Greubel ......             0            $0            247.5         202.5             --                --
John R. Murphy ..........             0            $0            96.3          78.7              --                --
Terrence Keating ........             0            $0            44            36                --                --
David K. Armstrong ......             0            $0            44            36                --                --
Richard J. Giromini .....             0            $0            44            36                --                --


(a) The value of the shares underlying the options as of December 31, 2000 is not in excess of the base price. There is no established trading market for the Company's Common Stock.

                               PENSION PLAN TABLE

                                                       Years of Service
                      ------------------------------------------------------------------------------
Remuneration          15              20             25             30            35              40
------------          --              --             --             --            --              --
  125,000            20,666         26,481         31,966         37,029         42,524          47,477
  150,000            25,374         32,581         39,415         45,767         52,661          58,932
  175,000            30,081         38,681         46,864         54,504         62,799          70,388
  200,000            34,788         44,781         54,313         63,241         72,936          81,844
  225,000            39,495         50,881         61,763         71,979         83,073          93,299
  250,000            44,202         56,982         69,212         80,716         93,210         104,755
  275,000            48,910         63,082         76,661         89,454        103,347         116,210
  300,000            53,617         69,182         84,110         98,191        113,485         127,666
  400,000            72,446         93,583        113,907        133,141        154,033         173,488
  500,000            91,274        117,983        143,704        168,090        194,582         219,311
  600,000           110,103        142,384        173,501        203,040        235,131         265,133
  700,000           128,932        166,785        203,297        237,990        275,680         310,955
  800,000           147,761        191,186        233,094        272,939        316,229         356,778

     The above table details estimated annual benefits for Accuride salaried employees retiring December 31, 2000 at age 65. The benefits were calculated assuming the current plan provisions had always been in effect.

     The Accuride Cash Balance Pension Plan (the "Retirement Plan") provides a member upon retirement at age 65 with a pension for life with five years of payments guaranteed. Under the Retirement Plan, compensation includes bonuses.

     Benefit service includes all periods of employment with Accuride. Benefits under the Retirement Plan are subject to certain limitations under the Internal Revenue Code of 1986, as amended, and to the extent the result of such limitations would be a benefit less than would otherwise be paid under such Retirement Plan, the difference is provided under the supplementary retirement provisions of the Accuride Corporation Supplemental Retirement Plan (the "Supplemental Plan"). The formula for determining benefits payable under the Retirement Plan is based on the 2000 social security wage base.

     The expected credited years of benefit service at normal retirement for the President and each of the four other most highly compensated executive officers as of December 31, 2000 are as follows: Mr. Greubel, 22 years; Mr. Murphy, 17 years; Mr. Keating, 18 years; Mr. Armstrong, 21 years; and Mr. Giromini, 20 years. The years of service are based on normal retirement for all executive officers under the Retirement Plan and the applicable provisions of the Supplemental Plan.

1998 STOCK PURCHASE AND OPTION PLAN

     In early 1998, the Company adopted the 1998 Stock Purchase and Option Plan for Key Employees of Accuride Corporation and Subsidiaries (the "1998 Plan").

     The 1998 Plan provides for the issuance of shares of authorized but unissued or reacquired shares of Common Stock, subject to adjustment to reflect certain events such as stock dividends, stock splits, recapitalizations, mergers or reorganizations of or by the Company. The 1998 Plan is intended to assist the Company in attracting and retaining employees of outstanding ability and to promote the identification of their interests with those of the stockholders of the Company. The 1998 Plan permits the issuance of Common Stock (the "Plan-Purchase Stock") and the grant of Non-Qualified Stock Options (the "Plan-Options") to purchase shares of Common Stock (the issuance of Plan-Purchase Stock and the grant of Plan-Options pursuant to the 1998 Plan being a "Plan Grant"). Unless sooner terminated by the Company's Board of Directors, the 1998 Plan will expire ten years after adoption. Such termination will not affect the validity of any Plan Grant outstanding on the date of the termination.

     The Compensation Committee of the Board of Directors will administer the Plan, including, without limitation, the determination of the employees to whom Plan Grants will be made, the number of shares of Common Stock subject to each Plan Grant, and the various terms of Plan Grants. The Compensation Committee of the Board of Directors may from time to time amend the terms of any Plan Grant, but, except for adjustments made upon a change in the Common Stock by reason of a stock split, spin-off, stock dividend, stock combination or reclassification, recapitalization, reorganization, consolidation, change of control, or similar event, such action shall not adversely affect the rights of any participant under the 1998 Plan with respect to the Plan- Purchase Stock and the Plan-Options without such participant's consent. The Board of Directors retains the right to amend, suspend or terminate the 1998 Plan.

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

EMPLOYEE EQUITY ARRANGEMENTS

     Pursuant to the 1998 Plan, the Company sold Plan- Purchase Stock and issued Plan-Options to selected employees, including the Named Executive Officers, which represent, in the aggregate, approximately 10% of the fully diluted Common Stock (of which the Named Executive Officers will hold approximately 47%). In connection with such arrangements, the Company and each such employee entered into an Employee Stockholders' Agreement and a Stock Option Agreement. In order to finance the stock purchases, certain employees also entered into secured Promissory Notes and Pledge Agreements. The Employee Stockholders' Agreement (i) places restrictions on each such employee's ability to transfer shares of Plan-Purchase Stock and Common Stock acquired upon exercise of the Plan-Options, including a right of first refusal in favor of the

Company, (ii) provides each such employee the right to participate pro rata in certain sales of Common Stock by Hubcap Acquisition or its affiliates and (iii) provides Hubcap Acquisition and its affiliates the right to require each such employee to participate pro rata in certain sales of Common Stock by Hubcap Acquisition or its affiliates. The Stockholders' Agreement also grants (subsequent to an initial public offering of the Common Stock) piggyback registration rights to each such employee pursuant to a registration rights agreement between Hubcap Acquisition and the Company. In addition, the Employee Stockholders' Agreement gives the Company the right to purchase shares and options held by each such employee upon termination of employment for any reason and permits each such employee to sell stock and options in the event of death, disability or retirement after turning 65 years of age.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Messrs. Greene, Fisher, and Goltz, with Mr. Greene as Chairman, serve as the members of the Compensation Committee of the Board of Directors of the Company. Messrs. Greene and Fisher are managing members of KKR 1996 GP L.L.C., which beneficially owns 87% of Accuride, and members of KKR & Co., L.L.C., which serves as general partner of KKR. Mr. Goltz is an executive of KKR & Co., L.L.C.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the ownership of the Common Stock as of March 1, 2001 by each person known to be the owner of 5% or more of the Common Stock, by each person who is a director or Named Executive Officer of the Company and by all directors and executive officers of the Company as a group.

                                                            Common Stock
                                                        Beneficially Owned (a)
                                                        ----------------------
Name and Address                                         Shares      Percent
----------------                                         ------      -------
KKR 1996 GP L.L.C. (b)
c/o Kohlberg Kravis Roberts & Co. L.P.
9 West 57th Street
New York, New York 10019 ..........................      21,600      87.11%
    Henry R. Kravis (b) ...........................          --          --
    George R. Roberts (b) .........................          --          --
    James H. Greene, Jr. (b) ......................          --          --
    Todd A. Fisher (b) ............................          --          --
    Frederick M. Goltz (b) ........................          --          --
RSTW  Partners III, L.P. (c)
5847 San Felipe
Houston, TX 77057 .................................       2,400       9.68%
William P. Greubel (d) ............................         398       1.60%
John R. Murphy (e) ................................         166           *
Terrence J. Keating (f) ...........................          84           *
David K. Armstrong (f) ............................          84           *
Richard J. Giromini (g) ...........................          68           *
All executive officers and directors as a group ...         884       3.14%

-------------------

*    Less than one percent.

(a) The amounts and percentage of Common Stock beneficially owned are reported on the basis of regulations of the Securities and Exchange Commission ("SEC") governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote or to direct the voting of such security, or "investment power," which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which he has no economic interest. The percentage of class outstanding is based on 24,796 shares of Common Stock outstanding as of March 1, 2001.

(b) Shares of Common Stock shown as beneficially owned by KKR 1996 GP L.L.C. are held by Hubcap Acquisition. KKR 1996 GP L.L.C. is the sole general partner of KKR Associates 1996 L.P., which is the sole general partner of KKR 1996 Fund L.P. KKR 1996 Fund L.P. is one of two members of Hubcap Acquisition and owns more than a 95% equity interest in Hubcap Acquisition. KKR 1996 GP L.L.C. is a limited liability company, the managing members of which are Messrs. Henry R. Kravis and George R. Roberts, and the other members of which are Messrs. Paul E. Raether, Michael W. Michelson, James
     H. Greene, Jr., Michael T. Tokarz, Edward A. Gilhuly, Perry Golkin, Scott
     M. Stuart, Johannes P. Huth, Todd A. Fisher, Alexander Navab Jr., Neil A. Richardson and Robert I. MacDonnell. Messrs. Kravis, Roberts, Greene, and Fisher are directors of the Company. Each of such individuals may be deemed to share beneficial ownership of any shares beneficially owned by KKR 1996 GP L.L.C. Each of such individuals disclaims beneficial ownership. Mr. Frederick M. Goltz is a director of the Company and is also an executive of KKR. Mr. Goltz disclaims that he is the beneficial owner of any shares beneficially owned by KKR Associates 1996 L.P.

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

(d) Includes 247.5 shares, which are subject to an option to purchase such shares from the Company at $5,000 per share.

(e) Includes 96.3 shares, which are subject to an option to purchase such shares from the Company at $5,000 per share.

(f) Includes 44 shares, which are subject to an option to purchase such shares from the Company at $5,000 per share.

(g) Includes 28 shares, which are subject to an option to purchase such shares from the Company at $5,000 per share.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

     As of March 1, 2001, KKR 1996 GP L.L.C. beneficially owned approximately 87% of the Company's outstanding shares of Common Stock. See "Item 12-Security Ownership of Certain Beneficial Owners and Management." The managing members of KKR 1996 GP L.L.C. are Messrs. Henry R. Kravis and George R. Roberts and the other members of which are Messrs. Paul E. Raether, Michael W. Michelson, James
H. Greene, Jr., Michael T. Tokarz, Edward A. Gilhuly, Perry Golkin, Scott M. Stuart, Johannes P. Huth, Todd A. Fisher, Alexander Navab Jr., Neil A. Richardson, and Robert I. MacDonnell. Messrs. Kravis, Roberts, Greene, and Fisher are also directors of the Company, as is Frederick M. Goltz, who is an executive of KKR & Co., L.L.C. Each of the members of KKR 1996 GP L.L.C. is also a member of KKR & Co., L.L.C, which serves as the general partner of KKR.

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

     During the 2000 fiscal year, the Company issued 38.2 shares of the Company's Common Stock to certain members of management for aggregate consideration in cash and secured promissory notes of approximately $200 thousand. During 2000, 76 shares of common stock were repurchased as treasury stock.

                                     PART IV

ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following constitutes a list of Financial Statements, Financial Statement Schedules, and Exhibits required to be included in this report:

1.   FINANCIAL STATEMENTS

     The following financial statements of the Registrant are filed herewith as part of this report:

     Independent Auditors' Report.

     Consolidated Balance Sheets - December 31, 2000 and December 31, 1999.

     Consolidated Statements of Income - Years ended December 31, 2000, December 31, 1999, and December 31, 1998.

     Consolidated Statements of Stockholders' Equity (Deficiency) - Years ended December 31, 2000, December 31, 1999, and December 31, 1998.

     Consolidated Statements of Cash Flows - Years ended December 31, 2000, December 31, 1999, and December 31, 1998.

     Notes to Consolidated Financial Statements - Years ended December 31, 2000, December 31, 1999, and December 31, 1998.

2.   FINANCIAL STATEMENT SCHEDULES

     Schedule II - Valuation and Qualifying Accounts.

     Schedules other than those listed above are omitted because of the absence of conditions under which they are required or because the required information is presented in the Financial Statements or notes thereto.

EXHIBITS

(b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the last quarter of the 2000 fiscal year.


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

     *4.3      Specimen Certificate of 9.25% Senior Subordinated Notes due 2008,
               Series A (the "Private Notes").

     *4.4      Specimen Certificate of 9.25% Senior Subordinated Notes due 2008,
               Series B (the "Exchange Notes").

    *10.1      Stockholders' Agreement by and among Accuride Corporation, Phelps
               Dodge Corporation and Hubcap Acquisition L.L.C.

    *10.2 Registration Rights Agreement by and between Accuride Corporation and Hubcap Acquisition L.L.C.

   y*10.3      1998 Stock Purchase and Option Plan for Employees of Accuride
               Corporation and Subsidiaries.

   y*10.4 Form of Non-qualified Stock Option Agreement by and between Accuride Corporation and certain employees.

   y*10.5 Form of Repayment and Stock Pledge Agreement by and between Accuride and certain employees.

    *10.6      Form of Secured Promissory Note in favor of Accuride Corporation.

    *10.7      Form of Stockholders' Agreement by and among Accuride
               Corporation, certain employees and Hubcap Acquisition L.L.C.

   y*10.8 Form of Severance Agreement by and between Accuride Corporation and certain executives.

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

      x10.25   Purchase Agreement dated July 16, 1999 between the Company and
               Industria Automotriz, S.A. de C.V.

      x10.26 Amended and Restated Completion Guarantee dated July 16, 1999 between the Company, Accuride de Mexico, S.A. de C.V., Citibank
               Mexico, S.A. and Grupo Financiero Citibank.

    *10.27 Amendment dated December 31, 1999 between the Company, Accuride de Mexico, S.A. de C.V., Citibank Mexico, S.A. and Grupo
               Financiero Citibank.

   y*10.28     Amended and Restated Supplemental Savings Plan dated January 1,
               1998.

     10.29     Amendment dated March 31, 2000 between the Company, Accuride de
               Mexico, S.A. de C.V., Citibank Mexico, S.A. and Grupo Financiero
               Citibank.

     10.30 Amendment dated December 14, 2000 between the Company, Accuride de Mexico, S.A. de C.V., Citibank Mexico, S.A. and Grupo
               Financiero Citibank.

     10.31     Joint Marketing Agreement between the Company and Gianetti Ruote
               SpA.

     10.32     Technology Cross License Agreement between the Company and
               Gianetti Ruote SpA.

     21.1      Subsidiaries of Accuride Corporation.

     23.1      Consent of Deloitte & Touche LLP.

-------------------

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

x Previously filed as an exhibit to the Form 10-Q for the quarterly period ended June 30, 1999 and incorporated herein by reference.

y Management contract for compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Accuride Corporation:

We have audited the accompanying consolidated balance sheets of Accuride Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at
Item 14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Accuride Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic 2000 consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP
Indianapolis, Indiana
February 26, 2001

ACCURIDE CORPORATION

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2000 AND 1999 (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

ASSETS                                                       2000            1999
CURRENT ASSETS:
  Cash and cash equivalents                              $  38,516       $  32,493
  Customer receivables, net of allowance
    for doubtful accounts of $806 and $462                  31,059          57,586
  Other receivables                                          4,325          12,400
  Inventories, net                                          37,484          41,143
  Supplies                                                   8,545           8,509
  Deferred income taxes                                      5,175
  Income taxes receivable                                      599           2,957
  Prepaid expenses                                             941             818
                                                         ---------       ---------
            Total current assets                           126,644         155,906
PROPERTY, PLANT AND EQUIPMENT, NET                         237,410         212,693
OTHER ASSETS:
  Goodwill, net of accumulated amortization
    of $38,949 and $34,775                                 127,353         131,527
  Investment in affiliates                                   3,189           2,735
  Deferred financing costs, net of accumulated
    amortization of $4,436 and $1,835                        9,546          12,147
  Pension benefit plan asset 9,678                           7,183
  Other                                                      1,451           3,581
                                                         ---------       ---------
TOTAL                                                    $ 515,271       $ 525,772
                                                         =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
  Accounts payable                                       $  38,231       $  41,598
  Short term notes payable                                  17,500           7,500
  Accrued payroll and compensation                           7,584          11,556
  Accrued interest payable                                  11,830          12,056
  Deferred income taxes                                        598
  Accrued and other liabilities                             10,006           9,613
                                                         ---------       ---------
            Total current liabilities                       85,151          82,921
LONG-TERM DEBT                                             431,386         453,061
OTHER POSTRETIREMENT BENEFIT PLAN LIABILITY                 15,734          14,949
OTHER LIABILITIES                                            1,234           2,568
DEFERRED INCOME TAXES                                       10,966           4,404
COMMITMENTS AND CONTINGENCIES (Notes 13 and 14)
STOCKHOLDERS' EQUITY (DEFICIENCY):
  Preferred stock, $.01 par value; 5,000 shares
    authorized and unissued Common stock and
    additional paid in capital, $.01 par value;
    45,000 shares authorized, 24,923 and 24,884
    shares issued; 24,837 and 24,874 outstanding
    in 2000 and 1999                                        24,939          24,738
  Treasury stock, 86 shares and 10 shares at cost             (505)            (51)
  Stock subscriptions receivable                              (868)         (1,539)
  Retained earnings (deficit)                              (52,766)        (55,279)
                                                         ---------       ---------
            Total stockholders' equity (deficiency)        (29,200)        (32,131)
                                                         ---------       ---------
TOTAL                                                    $ 515,271       $ 525,772
                                                         =========       =========

See notes to consolidated financial statements.

ACCURIDE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(DOLLARS IN THOUSANDS)

                                                               Years Ended December 31,
                                                     -----------------------------------------
                                                        2000            1999           1998
                                                     ---------       ---------       ---------
NET SALES                                            $ 475,804       $ 505,854       $ 383,583
COST OF GOODS SOLD                                     393,232         390,776         301,029
                                                     ---------       ---------       ---------
GROSS PROFIT                                            82,572         115,078          82,554
OPERATING EXPENSES:
  Selling, general and administrative                   32,849          33,493          26,607
  Start-up costs                                                                         3,260
  Management retention bonuses                                                           1,927
  Recapitalization professional fees                                                     2,240
                                                     ---------       ---------       ---------
INCOME FROM OPERATIONS                                  49,723          81,585          48,520
OTHER INCOME (EXPENSE):
  Interest income                                        1,824             798             773
  Interest expense                                     (40,566)        (39,786)        (33,084)
  Equity in earnings of affiliates                         455           2,316           3,929
  Other income (expense), net                           (6,157)         (1,081)         (2,904)
                                                     ---------       ---------       ---------
INCOME BEFORE INCOME TAXES, MINORITY
  INTEREST AND EXTRAORDINARY GAIN                        5,279          43,832          17,234
INCOME TAX PROVISION                                     4,361          18,410           7,935
MINORITY INTEREST                                                           91           1,348
                                                     ---------       ---------       ---------
INCOME BEFORE EXTRAORDINARY GAIN                           918          25,331           7,951
EXTRAORDINARY GAIN, NET OF TAX                           1,595
                                                     ---------       ---------       ---------
NET INCOME, AFTER EXTRAORDINARY GAIN                 $   2,513       $  25,331       $   7,951
                                                     =========       =========       =========

See notes to consolidated financial statements

ACCURIDE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(DOLLARS IN THOUSANDS)

                                                        Common
                                                       Stock and                                                          Total
                                                      Additional                        Stock           Retained       Stockholders'
                                                        Paid in       Treasury      Subscriptions       Earnings           Equity
                                                        Capital        Stock          Receivable        (Deficit)      (Deficiency)
BALANCE AT JANUARY 1, 1998                            $ 178,931                                         $  77,124       $ 256,055
Net income                                                                                                  7,951           7,951
Issuance of shares                                      108,000                                                           108,000
Redemption of shares                                   (286,931)                                         (165,685)       (452,616)
Issuance of shares                                        3,840                       $  (3,840)
Proceeds from stock subscriptions receivable                                              2,196                             2,196
Increase in net deferred tax asset
  attributable to tax basis of assets                    18,480                                                            18,480
Bonuses paid by a previous principal stockholder          1,838                                                             1,838
                                                      ---------                       ---------         ---------       ---------
BALANCE AT DECEMBER 31, 1998                             24,158                          (1,644)          (80,610)        (58,096)
Net income                                                                                                 25,331          25,331
Issuance of shares                                          580                            (580)
Purchase of treasury stock                                            $     (51)             10                               (41)
Proceeds from stock subscriptions receivable                                                675                               675
                                                      ---------       ---------       ---------         ---------       ---------
BALANCE AT DECEMBER 31, 1999                             24,738             (51)         (1,539)        (55,279)          (32,131)
Net income                                                                                                2,513             2,513
Issuance of shares                                          201                            (201)
Purchase of treasury stock                                                 (454)            160                              (294)
Proceeds from stock subscriptions receivable                                                712                               712
                                                      ---------       ---------       ---------         ---------       ---------
BALANCE AT DECEMBER 31, 2000                          $  24,939       $    (505)      $    (868)        $ (52,766)      $ (29,200)
                                                      =========       =========       =========         =========       =========

See notes to consolidated financial statements.

ACCURIDE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

                                                                               Years Ended December 31,
                                                                     -----------------------------------------
                                                                        2000            1999            1998
                                                                     ---------       ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                         $   2,513       $  25,331       $   7,951
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation                                                      25,814          23,765          20,094
      Amortization                                                       6,465           6,019           4,832
      Losses on disposal of assets                                       1,156           1,021           1,585
      Gain on early retirement of debt                                  (1,595)
      Bonuses payable by a previous principal stockholder                                                1,838
      Deferred income taxes                                                789          12,947           1,232
      Equity in earnings of affiliated companies                          (454)         (2,316)         (3,929)
      Minority interest                                                                     91           1,348
      Changes in certain assets and liabilities
        (net of effects from purchase of AKW, L.P.):
          Receivables                                                   34,602           8,924         (11,814)
          Inventories and supplies                                       3,623           1,903          (8,602)
          Prepaid expenses and other assets                              2,068          (2,762)         (4,534)
          Accounts payable                                              (3,367)          8,959           7,771
          Accrued and other liabilities                                 (5,271)          2,953           4,890
                                                                     ---------       ---------       ---------
            Net cash provided by operating activities                   66,343          86,835          22,662
                                                                     ---------       ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                           (50,420)        (44,507)        (46,579)
  Capitalized interest                                                  (1,268)         (1,565)           (929)
  Payment for purchase of AdM                                                           (7,422)
  Payment for purchase of AKW L.P.                                                     (71,095)
  Net cash distribution from AKW L.P.                                                      265           2,839
                                                                     ---------       ---------       ---------
            Net cash used in investing activities                      (51,688)       (124,324)        (44,669)
                                                                     ---------       ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                                             102,711         356,185
  Proceeds from issuance of short term notes payable                                     3,589           3,000
  Payments on long-term debt                                           (19,050)         (6,050)
  Principal payments on short term notes payable                                                       (15,129)
  Net increase (decrease) in revolving credit advance                   10,000         (33,000)         33,000
  Deferred financing fees                                                               (1,373)        (14,243)
  Proceeds from issuance of shares                                                                     108,000
  Redemption of shares                                                    (294)            (41)       (454,949)
  Proceeds from stock subscriptions receivable                             712             675           2,196
                                                                     ---------       ---------       ---------
            Net cash provided (used in) by financing activities         (8,632)         66,511          18,060
                                                                     ---------       ---------       ---------
Increase (decrease) in cash and cash equivalents                         6,023          29,022          (3,947)
Cash and cash equivalents, beginning of year                            32,493           3,471           7,418
                                                                     ---------       ---------       ---------
Cash and cash equivalents, end of year                               $  38,516       $  32,493       $   3,471
                                                                     =========       =========       =========

See notes to consolidated financial statements.

ACCURIDE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2000
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


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

     MANAGEMENT'S ESTIMATES AND ASSUMPTIONS - The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     REVENUE RECOGNITION - The Company records sales upon shipment and provides an allowance for estimated discounts associated with customer rebates.

     INVENTORIES - Inventories are stated at the lower of cost or market. Cost for substantially all inventories, except AdM, is determined by the last-in, first-out method (LIFO). AdM's inventories are stated at average cost.

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

     LONG-LIVED ASSETS - The Company evaluates its long-lived assets to be held and used and its identifiable intangible assets for impairment when events or changes in economic circumstances indicate the carrying amount of such assets may not be recoverable. Long-lived assets to be disposed of are carried at the lower of cost or fair value less the costs of disposal.

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

     POSTRETIREMENT BENEFITS OTHER THAN PENSIONS - The Company has postretirement health care and life insurance benefit plans covering substantially all U.S. non-bargained and Canadian employees. The Company accounts for these benefits on an accrual basis and provides for the expected cost of such postretirement benefits accrued during the years employees render the necessary service. The Company's funding policy provides that payments to participants shall be at least equal to its cash basis obligation.

     POSTEMPLOYMENT BENEFITS OTHER THAN PENSIONS - The Company has certain postemployment benefit plans covering certain U.S. and Canadian employees which provide severance, disability, supplemental health care, life insurance or other welfare benefits. The Company accounts for these benefits on an accrual basis. The Company's funding policy provides that payments to participants shall be at least equal to its cash basis obligation. Liabilities associated with these benefits at the date of the Company's Recapitalization (see Note 2) were retained by PDC.

     INCOME TAXES - Deferred tax assets and liabilities are computed based on differences between financial statement and income tax bases of assets and liabilities using enacted income tax rates. Deferred income tax expense or benefit is based on the change in deferred tax assets and liabilities from period to period, subject to an ongoing assessment of realization of deferred tax assets.

     RESEARCH AND DEVELOPMENT COSTS - Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred. The amounts charged against income in 2000, 1999 and 1998 totaled $6,264, $5,176, and $2,855, respectively.

     FOREIGN CURRENCY - The assets and liabilities of Accuride Canada and AdM that are receivable or payable in cash are converted at current exchange rates, and inventories and other non-monetary assets and liabilities are converted at historical rates. Revenues and expenses are converted at average rates in effect for the period. Accuride Canada's and AdM's functional currencies have been determined to be the U.S. dollar. Accordingly, gains and losses resulting from conversion of such amounts, as well as gains and losses on foreign currency transactions, are included in operating results as "Other income (expense), net." The Company had aggregate foreign currency gains (losses) of $74, $(5,544), and $(996), for the years ended December 31, 2000, 1999 and 1998, respectively.

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

     INTEREST RATE INSTRUMENTS - The Company entered into an interest rate swap agreement as a means of fixing the interest rate exposure on a portion of the Company's floating-rate debt. The Company also entered into an interest rate cap agreement to set a ceiling on the maximum interest rate the Company would incur on a portion of the Company's floating-rate debt. The premiums paid to enter into the interest rate cap agreement are payable quarterly and recorded as interest expense as incurred. These interest rate agreements are accounted for under the settlement method. Under this method, the differential to be paid or received on these agreements is recognized over the lives of the agreements in interest expense. Changes in market value of the interest rate swap and the interest rate cap accounted for under the settlement method are not reflected in the accompanying financial statements.

     FOREIGN EXCHANGE INSTRUMENTS - The Company entered into foreign currency forward contracts and options to limit foreign exchange risk on anticipated but not yet committed transactions expected to be denominated in Canadian dollars. The forward contracts and certain combination options (collars) are not considered hedges for financial reporting purposes and, accordingly, such forward contracts and combination options are carried in the financial statements at fair value, with realized and unrealized gains or losses reflected directly in income as "Other income (expense), net." The Company had aggregate realized losses and unrealized losses of $691 and $6,621, respectively, for the year ended December 31, 2000, realized gains and unrealized gains of $2,565 and $2,194, respectively, for the year ended December 31, 1999, and aggregate realized losses and unrealized gains of ($2,598) and $150, respectively, for the year end December 31, 1998. The total notional amount of outstanding forward contracts at December 31, 2000 and 1999 was $97,078 and $108,707, respectively. The total notional amount of foreign currency combination options outstanding at December 31, 1999 was $13,848.

     The Company also has purchased foreign currency call options that were considered hedges for financial reporting purposes. Gains and losses related to purchased foreign currency call options of anticipated transactions are deferred and recognized in income or as adjustments of carrying amounts when the hedged transaction occurs. Total option premiums paid for the year ended December 31, 1999 was $208, which was amortized over the life of the purchased call options. The total notional amount of purchased foreign currency call options outstanding at December 31, 1999 was $13,848. No foreign currency options were purchased during 2000 or outstanding at December 31, 2000.

     COMMODITY PRICE INSTRUMENTS - The Company entered into commodity price swap and option contracts to limit the exposure to changes in certain raw material prices. The premiums paid to enter into such option contracts are included in prepaid expenses and amortized using the straight-line method over the related term of the contracts. The commodity price swaps are accounted for under the settlement method. Under this method, the differential to be paid or received on these agreements is recognized over the lives of the agreements in raw material expense. Changes in the market value of the commodity price swap and option contracts are accounted for under the settlement method and are not reflected in the accompanying financial statements. The Company had aggregate realized gains of $1,477 for the year ended December 31, 2000, and aggregate realized gains of $193 for the year ended December 31, 1999. Total option premiums paid for the year ended December 31, 1999 was $38. The total notional amount of outstanding commodity price swaps at December 31, 2000 and 1999 was $23,246 and $27,431, respectively. No commodity options were purchased during 2000 or outstanding at December 31, 2000.

     NEW ACCOUNTING PRONOUNCEMENT - Statement of Financial Accounting Standards
     (SFAS) No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company will adopt SFAS 133 effective January 1, 2001. Management does not expect the adoption of SFAS 133 to have a significant impact on the financial position, results of operations, or cash flows of the Company.

     RECLASSIFICATIONS - Certain amounts from prior year's financial statement have been reclassified to conform to the current year presentation.

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

     Concurrent with the Redemption, the Company recorded a $55,440 deferred tax asset less a $36,960 valuation allowance related to the increase in the tax basis of assets with a corresponding credit to "Additional paid in capital" (See Note 11).

     Subsequent to the Recapitalization, effective September 30, 1998, PDC sold its remaining interest in the Company to an unrelated third party.

3.   AKW AND ADM ACQUISITIONS

     AKW ACQUISITION - AKW was formed in 1997 as a 50-50 joint venture between Kaiser and the Company to design, manufacture, and sell heavy-duty aluminum wheels. On April 1, 1999, the Company acquired Kaiser's 50% interest in AKW. Total aggregate cost was $71,095 including fees and expenses. In connection with this acquisition, the fair value of assets acquired was $36,190 less liabilities assumed of $16,838. The cost exceeded the fair value of the net assets acquired by $51,743.

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

                              Years ended December 31
                              -----------------------
                                1999           1998
                              --------       --------
          Net Sales           $529,800       $470,480
          Net Income          $ 25,632       $  5,758


     The pro forma results are not necessarily indicative of the actual results if the transactions had been in effect for the entire periods presented. In addition, they are not intended to be a projection of future results and do not reflect, among other things, any synergies that might have been achieved from combined operations.

     ADM ACQUISITION - AdM was formed on November 5, 1997 between the Company, IaSa, and certain other parties to produce, market and sell steel wheels, rims, side rings, lock rings, mounting rings, spacer bands and related components. On July 16, 1999, the Company acquired Industria Automotriz, S.A. de C.V.'s ("IaSa") 49% interest in AdM. The acquisition gives the Company 100% control of AdM. Total aggregate cost was $7.4 million, including fees and expenses. The cost exceeded the fair value of the net assets acquired by $301.

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

4.   CONSOLIDATED STATEMENTS OF CASH FLOWS

     For the purpose of preparing the Consolidated Statements of Cash Flows, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Interest paid (net of amounts capitalized of $1,268, $1,565 and $929) for the years ended December 31, 2000, 1999 and 1998 was $39,454, $37,029 and $23,277,
     respectively. Income taxes paid for the years ended December 31, 2000, 1999 and 1998 were $2,129, $8,114 and $7,238, respectively. Non-cash transactions that resulted from the Redemption in 1998 included the issuance of common stock and the related stock subscriptions receivable of $1,644, the assumption of $2,333 in liabilities offset against stockholders' equity and the increase in stockholders' equity and the net deferred tax asset in the amount of $18,480 from the increase in the tax basis of assets.

5.   INVENTORIES

     Inventories at December 31 were as follows:

                                             2000        1999
                                           -------      -------
          Raw materials                    $ 7,650      $ 6,451
          Work in process                   11,163       12,106
          Finished manufactured goods       17,731       20,225
          LIFO adjustment                      940        2,361
                                           -------      -------
              Total inventories            $37,484      $41,143
                                           =======      =======

     During 2000 and 1999, certain inventory quantities were reduced, which resulted in liquidations of LIFO inventory layers carried at lower costs which prevailed in prior years. The effect of the liquidation was to decrease cost of goods sold by $178 and to increase net income by $112 for the year ended December 31, 2000. In 1999, the liquidation decreased cost of goods sold by $193 and increased net income by $112. There were no significant liquidations of LIFO inventories in 1998.

6.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment at December 31 consist of the following:

                                                         2000          1999
                                                      --------      --------
          Land and land improvements                  $  7,016      $  6,895
          Buildings                                     61,090        40,877
          Machinery and equipment                      366,679       341,928
                                                      --------      --------
                                                       434,785       389,700
          Less accumulated depreciation                197,375       177,007
                                                      --------      --------
              Property, plant and equipment, net      $237,410      $212,693
                                                      ========      ========

7.   INVESTMENTS IN AFFILIATES

     Included in the Company's "Equity in earnings of affiliates" is a 50% equity interest in AOT, Inc. ("AOT"), and from January 1, 1998 through March 31, 1999, a 50% equity interest in AKW. The following summarizes the Company's investments in affiliates.

     AOT - AOT is a joint venture between the Company and The Goodyear Tire & Rubber Company formed to provide sequenced wheel and tire assemblies for Navistar International Transportation Corporation. The Company's investment in AOT at December 31, 2000 and 1999 totaled $3,189 and $2,735, respectively.

     For the year ended December 31, 1999, the Company had one note receivable from AOT included in "Other assets" in the amount of $282, with an interest rate of 9.25%. Interest income earned on these notes receivable for 2000, 1999 and 1998 totaled $34, $92, and $161, respectively.

     The Company performs accounting, cash management, engineering and other technical, general and administrative services for AOT. Fees for these services totaled $90 for each of the three years in the period ended December 31, 2000, and are reported as a reduction in "Selling, general and administrative expenses".

     AKW L.P. - On May 1, 1997, the Company entered into a joint venture with Kaiser for the formation of AKW and accounted for the investment using the equity method. The Company performed all billing and collection functions, as well as calculation and notification of rebates, for AKW. Fees associated with those agreements totaled $63, and $250 for the two years ended December 31, 1999 and 1998, respectively, and are reported as a reduction in "Selling, general and administrative expenses".

     On April 1, 1999 the Company acquired Kaiser's 50% interest in AKW (see
     Note 3).

8.   SHORT-TERM NOTES PAYABLE

     Short-term debt at December 31 consists of the following:

                                             2000         1999
                                           -------      -------
          Revolving Credit Advance         $10,000
          AdM Working Capital Advance        7,500      $ 7,500
                                           -------      -------
          Total                            $17,500      $ 7,500
                                           =======      =======

     BANK BORROWING - The revolving credit advance was issued pursuant to a credit agreement ("Credit Agreement") dated April 16, 1999 (see Note 9). Borrowings pursuant to the revolving credit facility are borrowed by Accuride Corporation ("U.S. Borrower"). The Company has the option to borrow under the Credit Agreement at either the Base Rate or Eurodollar Rate plus an Applicable Margin, as defined in the Credit Agreement. The Applicable Margin shall be adjusted upon the Company achieving certain leverage ratios and varies by type of borrowing. The Company's Bank Borrowing at December 31, 2000 was borrowed under the Eurodollar Rate option. At December 31, 2000, the Company had $10,000 outstanding under the revolving credit facility and the corresponding Eurodollar Rate was 6.563% and the Applicable Margin was 1.375%.

     ADM WORKING CAPITAL FACILITY - Effective July 9, 1998, AdM entered into a $32,500 amended credit agreement consisting of a $7,500 working capital facility and a $25,000 term facility (see Note 9) which is guaranteed by the Company. At December 31, 2000, the interest rate on the working capital facility was comprised of the Eurodollar rate of 6.875% plus the Applicable Margin of 1.625%. At December 31, 2000 and December 31, 1999, the Company had $7,500 outstanding under the working capital facility.

9.   LONG-TERM DEBT

     Long-term debt at December 31 consists of the following:

                                                                  2000         1999
                                                               --------      --------
          Term A Advance                                       $ 57,600      $ 58,200
          Term B Advance                                         72,000        72,750
          Term C Advance                                         97,000        98,000
          Senior subordinated notes, net of $739 and $889
            unamortized discount                                189,161       199,111
          AdM Term Advance                                       15,625        25,000
                                                               --------      --------
                                                                431,386       453,061
          Less current maturities (all current maturities
            prepaid as discussed below)
                                                               --------      --------
          Total                                                $431,386      $453,061
                                                               ========      ========

     BANK BORROWINGS - The Term A, B and C Advances were issued pursuant to the Credit Agreement. The Term B and C Advances were borrowed by the U.S. Borrower and the Term A Advance was borrowed by Accuride Canada ("Canadian Borrower").

     The Credit Agreement consists of: (i) a $60,000 Term A Advance; (ii) a $75,000 Term B Advance; (iii) a $100,000 Term C Advance; and (iv) up to $140,000 under the revolving credit facility and trade letters of credit and standby letters of credit up to an aggregate sub-limit of $20,000. Letters of credit of $540 were outstanding at December 31, 2000. Swing line advances may be made up to the lesser of: (1) $10,000; or (2) the aggregate unused revolving credit commitment from time to time. The borrowings under the Term A Advance, Term B Advance and Term C Advance are collectively referred to as the "Bank Borrowings."

     The Company has the option to borrow under the Credit Agreement at either the Base Rate or Eurodollar Rate plus an Applicable Margin, as defined in the Credit Agreement. The Applicable Margin shall be adjusted upon the Company achieving certain leverage ratios and varies by type of borrowing. The Company's Bank Borrowings at December 31, 2000 were all borrowed under the Eurodollar Rate option. At December 31, 2000, the corresponding Eurodollar Rate was 6.8125% and the Applicable Margin ranged from 1.25% to 2.25%.

     Bank Borrowings and any unpaid interest thereon under; (i) the Term A Advance shall be repayable in six consecutive annual installments of $600 each, commencing on January 21, 1999, and the seventh installment shall be repayable on January 21, 2005 in the amount equal to the then outstanding principal balance of the Term A Advance; (ii) the Term B Advance shall be repayable in seven consecutive annual installments of $750 each, commencing on January 21, 1999, and the eighth installment shall be repayable on January 21, 2006 in the amount of the then outstanding principal balance of the Term B Advance; (iii) the Term C Advance shall be repayable in six consecutive annual installments of $1,000 each, commencing on January 21, 2000, and the seventh installment shall be repayable on January 21, 2006, in the amount of $47,000 and the eighth installment shall be repayable on January 21, 2007 in the amount of the then outstanding principal balance of the Term C Advance; and (iv) the revolving credit facility shall be reduced to a maximum of $100,000 on January 21, 2003 and be payable in full on January 21, 2004. In April 2000, the Company elected to prepay the principal installments due January 21, 2002 for the Term A Advance, the Term B Advance and the Term C Advance. The total amount prepaid was $2,350.

     As of December 31, 2000, $57,600 of Term A Advance, $72,000 of Term B Advance, and $97,000 of Term C Advance was outstanding pursuant to the Credit Agreement. As of December 31, 1999, $58,200 of Term A Advance, $72,750 of Term B Advance, and $98,000 of Term C Advance was outstanding.

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

     SENIOR SUBORDINATED NOTES - Interest at 9.25% on the senior subordinated notes (the "Notes") is payable on February 1 and August 1 of each year, commencing on August 1, 1998. The Notes mature in full on February 1, 2008 and may be redeemed, at the option of the Company, in whole or in part, at any time on or after February 1, 2003 in cash at the redemption prices set forth in the indenture, plus interest. In addition, at any time prior to February 1, 2002 the Company may redeem up to 40% of the original aggregate principal amount of the Notes with the net proceeds of one or more Equity Offerings, as defined. The Notes are a general unsecured obligation of the Company ranking senior in right of payment to all existing and future subordinated indebtedness of the Company. The Notes are subordinated to all existing and future senior indebtedness of the Company including indebtedness incurred under the Credit Agreement. In September, November and December 2000, the Company elected to repurchase at market prices $10,100 in principal amount of Notes. The debt retirement resulted in an extraordinary gain of $2,512, net of $917 in tax expense. As of December 31, 2000 the aggregate principal amount of Notes outstanding is $189,900.

     ADM TERM FACILITY - At December 31, 2000 and December 31, 1999, respectively, AdM had term notes outstanding of $15,625 and $25,000 under its $25,000 term facility (see Note 8). Principal is payable quarterly from June 25, 2001 through March 25, 2003. At December 31, 2000, the interest rate on the term note was based on the Eurodollar rate of 6.875% plus the Applicable Margin of 1.50%. At December 31, 1999, the interest rates on the term notes were based on a range of Eurodollar rates of 6.125% - 6.25% plus the Applicable Margin of 1.75%. AdM's total assets have been assigned as collateral under the terms of the credit agreement. In August 2000, AdM elected to prepay the principal installments due June 25, 2001, September 25, 2001 and December 25, 2001. The total amount of principal prepaid was $9,375.

     Under the terms of the Company's credit agreement and AdM's credit agreement there are certain restrictive covenants that limit the payment of cash dividends and establish minimum financial ratios.

     INTEREST RATE INSTRUMENTS - Effective January 1998, the Company entered into an interest rate cap agreement to reduce the potential impact of increases in interest rates on a portion of its floating-rate long-term debt. At December 31, 2000, the Company was a party to a 7.5% interest rate cap agreement expiring in January 2001. The agreement entitles the Company to receive from the counterparty on a quarterly basis the amount, if any, by which the Company's interest payments on $34,300 of floating-rate long-term debt exceed 7.5% plus the Applicable Margin. As of December 31, 2000 and December 31, 1999 the interest rate cap had notional amounts of $34,300 and $34,650, respectively.

     Effective January 1998, the Company also entered into an interest rate swap agreement to manage its interest rate exposure on a portion of its floating-rate debt obligation. Under the interest rate swap agreement, the Company makes fixed rate payments at 5.75% and receives variable rate payments at the three-month Eurodollar rate. As of December 31, 2000 the interest rate swap agreement had a notional amount of $98,000, and the corresponding Eurodollar rate was 6.76%. As of December 31, 1999 the interest rate swap agreement had a notional amount of $99,000, and the corresponding Eurodollar rate was 6.20%. The maturity date of the interest rate swap agreement is January 2001.

     The Company is exposed to credit losses in the event of nonperformance by the counterparty to its interest rate cap and interest rate swap. The Company anticipates, however, that the counterparty will be able to fully satisfy its obligations under the contracts. The Company does not obtain collateral or other security to support financial instruments subject to credit risk but monitors the credit standing of each counterparty.

     Maturities of long-term debt based on minimum scheduled payments as of December 31, 2000, are as follows:

          2001                $       0
          2002                   12,500
          2003                    5,475
          2004                    2,350
          2005                   58,150
          Thereafter            352,911
                              ---------
                              $ 431,386
                              =========

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

     The Company also sponsors postretirement benefit plans other than pension plans. Substantially all of the Company's U.S. non-bargained and Canadian employees who retire from active service on or after normal retirement age of 65 are eligible for life insurance benefits. The costs of such benefits are paid through an insurance contract. Health care insurance benefits also are provided for many employees retiring from active service. The coverage is provided on a non-contributory basis for certain groups of employees and on a contributory basis for other groups. The majority of these benefits are paid by the Company.

     The status of employee pension benefit plans and other postretirement benefit plans at December 31 are summarized below:

                                                                 Pension Benefits              Other Benefits
                                                             -----------------------       -----------------------
                                                                2000          1999          2000            1999
                                                             --------       --------       --------       --------
          Change in benefit obligation:
              Benefit obligation at beginning of year        $ 35,582       $ 33,957       $ 14,600       $  9,751
              Service cost                                      2,649          2,339            562            528
              Interest cost                                     2,719          2,232            991            839
              Amendments                                                       1,130
              Actuarial loss (gain)                             2,316         (5,399)           (56)          (504)
              Acquisition                                                      1,223                         4,043
              Currency translation adjustment                    (958)         1,414           (186)           265
              Benefits paid                                    (1,446)        (1,314)          (329)          (322)
                                                             --------       --------       --------       --------
              Benefit obligation at end of year                40,862         35,582         15,582         14,600
                                                             --------       --------       --------       --------
          Change in plan assets:
              Fair value of assets at beginning of year        37,798         32,385
              Actual return on plan assets                      3,833          2,194
              Employer contribution                             4,804          2,586
              Acquisition                                                        493
              Currency translation adjustment                  (1,054)         1,454
              Benefits paid                                    (1,446)        (1,314)
                                                             --------       --------       --------       --------
              Fair value of assets at end of year              43,935         37,798
                                                             --------       --------       --------       --------
              Funded status                                     3,073          2,216        (15,582)       (14,600)
              Unrecognized actuarial loss                       3,626          1,950          2,225          1,401
              Unrecognized prior service cost (benefit)         2,604          2,665         (2,377)        (1,750)
              Unrecognized net obligation                         321            352
                                                             --------       --------       --------       --------
              Accrued benefit asset (cost)                   $  9,678       $  7,183       $(15,734)      $(14,949)
                                                             ========       ========       ========       ========

     The pension plans were valued between December 1 and December 31 for both 2000 and 1999. The obligations were projected to and the assets were valued as of the end of 1999 and 1998. Effective April 1, 1999, two qualified plans were acquired in conjunction with the AKW acquisition. The plan assets are invested in a diversified portfolio of stocks, bonds and cash or cash equivalents.

     The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $4,317, $4,100 and $3,019, respectively, as of December 31, 2000 and $3,099, $2,950 and $1,905, respectively, as of December 31, 1999.

     The components of net periodic pension cost and other postretirement benefit cost for the years ended December 31, were as follows:

                                                                Pension Benefits                           Other Benefits
                                                      -----------------------------------       -----------------------------------
                                                        2000         1999          1998          2000          1999           1998
                                                      -------       -------       -------       -------       -------       -------
Benefits earned during the year                       $ 2,649       $ 2,339       $ 1,759       $   562       $   528       $   313
Interest accrued on projected benefit obligation        2,719         2,232         1,990           991           839           592
Return on plan assets                                  (3,740)       (3,350)       (2,871)
Net amortization                                          300           488           128          (224)         (203)         (203)
Other                                                                                 167                          41            27
                                                      -------       -------       -------       -------       -------       -------
     Net periodic cost                                $ 1,928       $ 1,709       $ 1,173       $ 1,329       $ 1,205       $   729
                                                      =======       =======       =======       =======       =======

     For 2000 measurement purposes, annual rates of increase in the per capita cost of covered health care benefits were assumed to average 14% for 2001 decreasing gradually to 5.5% by 2008 and remaining at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. A one percentage point change in assumed health care cost trend rates would have the following effects:

                                                                 1-Percentage-       1-Percentage-
                                                                 Point Increase      Point Decrease
     Effect on total of service and interest cost components         $   261          $  (211)
     Effect on postretirement benefit obligation                       1,938           (1,537)

     Assumptions used to develop the net periodic pension cost and other postretirement benefit cost and to value pension obligations as of December 31 were as follows:

                                                         Pension Benefits      Other Benefits
                                                         ----------------      ---------------
                                                         2000       1999       2000       1999
                                                         ----       ----       ----       ----
     Discount rate                                       7.75%      7.75%      7.75%      7.75%
     Rate of increase in future compensation levels      4.00%      4.00%      4.00%      4.00%
     Expected long-term rate of return on assets         9.50%      9.50%       N/A        N/A

     The Company intends to fund at least the minimum amount required under the Employee Retirement Income Security Act of 1974, as amended, for U.S. plans, or in the case of Accuride Canada, the minimum legal requirements in Canada.

     The Company also sponsors certain defined contribution plans for substantially all U.S. salaried employees and the hourly employees at its Erie, Pennsylvania facility. Expense associated with these plans for the years ended December 31, 2000, 1999 and 1998 totaled $1,755, $1,183, and $1,045, respectively.

11.  INCOME TAXES

     The income tax provision (benefit) from continuing operations before extraordinary item for the years ended December 31 is as follows:

                                   2000          1999            1998
                                --------       --------       --------
     Current:
       Federal                  $    367       $    523       $    222
       State                         845            981            597
       Foreign                     2,549          3,959          6,067
                                --------       --------       --------
                                   3,761          5,463          6,886
                                --------       --------       --------
     Deferred:
       Federal                     4,645         15,429          2,420
       State                        (375)        (2,691)        (1,651)
       Foreign                    (3,670)         2,342            280
       Valuation allowance                       (2,133)
                                --------       --------       --------
                                     600         12,947          1,049
                                --------       --------       --------
         Total                  $  4,361       $ 18,410       $  7,935
                                ========       ========       ========


     A reconciliation of the U.S. statutory tax rate to the Company's effective tax rate for the years ended December 31, is as follows:

     Deferred income tax assets and liabilities comprised the following at December 31:

                                                              2000      1999      1998
                                                              ----      ----      ----
     Statutory tax rate                                       35.0%     35.0%     35.0%
     Withholding tax on dividend of foreign subsidiary                   0.3       0.6
     State and local income taxes                              2.6       2.2      (4.6)
     Incremental international tax                            18.7       8.5       4.7
     Goodwill                                                 17.0       2.1       5.2
     Change in state tax rates                                          (4.1)
     Change in valuation allowance                                      (4.9)
     Other items, net                                          9.3       2.9       5.1
                                                              ----      ----      ----
                Effective tax rate                            82.6%     42.0%     46.0%
                                                              ====      ====      ====

     Deferred income tax assets and liabilities comprised the following at December 31:

                                                                2000           1999
                                                              --------       --------
     Deferred tax assets:
       Depreciation and amortization                          $ 34,574       $ 40,750
       Postretirement and postemployment benefits                5,073          5,494
       Other                                                     6,038          1,720
       Foreign tax credit                                                       4,393
       Alternative minimum tax credit                            1,879            659
       Net operating loss carryforward                           9,392          3,830
       Valuation allowance - tax basis of assets               (23,050)       (27,167)
                                                              --------       --------
             Total deferred tax assets                          33,906         29,679
                                                              --------       --------
     Deferred tax liabilities:
       Asset basis and depreciation                             28,812         21,896
       Pension costs                                             3,641          3,213
       Inventories                                                 677          1,896
       Withholding tax on dividend of foreign subsidiary           128            128
       Other                                                     6,439          7,548
                                                              --------       --------
             Total deferred tax liabilities                     39,697         34,681
                                                              --------       --------
     Net deferred tax assets (liabilities)                      (5,791)        (5,002)
       Current deferred tax asset                                5,175
       Current deferred tax liability                                            (598)
                                                              --------       --------
     Long-term deferred income tax asset (liability)-net      $(10,966)      $ (4,404)
                                                              ========       ========

     The Company's net operating loss and tax credit carryforwards available in various tax jurisdictions at December 31, 2000 expire in periods ranging from five to twenty years, except that the alternative minimum tax credit does not have a future expiration date. Realization of deferred tax assets is dependent upon taxable income within the carryforward periods available under the tax laws. Although realization of deferred tax assets in excess of deferred tax liabilities is not certain, management has concluded that it is more likely than not the Company will realize the full benefit of deferred tax assets.

     In 2000 and 1999, $15,197 and $11,080 of valuation allowance, initially established for certain deferred tax benefits resulting from the recapitalization, was recharacterized as deferred tax liability to the extent that related deductions had been taken on the Company's tax return. The increase in tax basis in assets was adjusted by $1,930 during the year ended December 31, 1999 due to a change in state tax rates. During 1999, it was determined that the Company would be able to fully utilize the foreign tax credits; therefore the 1998 valuation allowance of approximately $3,000 was reversed.

     The Company does not reinvest the undistributed earnings of Accuride Canada. However, no provision for U.S. income taxes has been made because, in management's opinion, such earnings will be remitted as dividends with taxes substantially offset by foreign tax credits.

     At December 31, 2000 AdM had no cumulative retained earnings for distribution. The Company previously treated undistributed earnings as permanently reinvested. Accordingly, no provision for U.S. income taxes has ever been made for such earnings.

12.  STOCK PURCHASE AND OPTION PLAN

     Effective January 21, 1998, the Company adopted the 1998 Stock Purchase and Option Plan for key employees of Accuride Corporation and subsidiaries (the "1998 Plan").

     The 1998 Plan provides for the issuance of shares of authorized but unissued or reacquired shares of common stock subject to adjustment to reflect certain events such as stock dividends, stock splits, recapitalizations, mergers or reorganizations of or by the Company. The 1998 Plan is intended to assist the Company in attracting and retaining employees of outstanding ability and to promote the identification of their interests with those of the stockholders of the Company. The 1998 Plan permits the issuance of common stock (the "1998 Plan- Purchase Stock") and the grant of non-qualified stock options (the "1998 Plan-Options") to purchase shares of common stock (the issuance of 1998 Plan Purchase Stock and the grant of the 1998 Plan Options pursuant to the 1998 Plan being a "1998 Plan Grant"). Pursuant to the Plan, the Company can elect to grant performance options or time options, as defined in the Plan. Unless sooner terminated by the Company's Board of Directors, the 1998 Plan will expire ten years after adoption. Such termination will not affect the validity of any 1998 Plan Grant outstanding on the date of the termination.

     Pursuant to the 1998 Plan, 2,667 shares of common stock of the Company are reserved for issuance under such plan.

     1998 PLAN-PURCHASE STOCK - At December 31, 2000, the Company had issued 922 shares of common stock under the 1998 Plan Purchase Stock totaling $4,621 under the terms of stock subscription agreements with various management personnel of the Company. During 2000 and 1999, respectively, 76 shares and 10 shares were repurchased as treasury stock at a cost of $454 and $51. The unpaid principal balance of $868 under the stock subscription agreements has been recorded as a reduction of stockholders' equity.

     1998 PLAN-OPTIONS - The following is an analysis of stock option activity pursuant to the 1998 Plan for each of the last two years ended December 31 and the stock options outstanding at the end of the respective year:

                                                       Year ended December 31,
                                             ---------------------------------------------
                                                    2000                       1999
                                             --------------------     --------------------
                                                         Weighted                 Weighted
                                                          Average                  Average
                                             Options       Price       Options      Price
                                             -------     --------      -------    --------
     Outstanding, beginning of year           1,669       $5,000       1,458       $5,000
     Granted                                     95       $5,250         221       $5,000
     Forfeited or expired                      (116)      $5,000         (10)      $5,000
                                              -----                    -----
     Outstanding at end of year               1,648       $5,014       1,669       $5,000
                                              =====                    =====
     Options exercisable at end of year         865       $5,010         626       $5,000

     Time options vest in equal installments over a five year period from the date of the grant. Performance options vest after approximately eight years or vest at an accelerated rate if the Company meets certain performance objectives. As of December 31, 2000, options outstanding have an exercise price ranging between $5,000 and $5,250 per share and a weighted average remaining contractual life of 7.7 years.

     The Company applies APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations in accounting for the plans; accordingly, since the grant price of the stock options was at least 100% of the fair value at the date of the grant, no compensation expense has been recognized by the Company in connection with the option grants. Had compensation cost for the plans been determined based on the fair value at the grant dates for awards under the plan consistent with the fair value method of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, the Company's net income for the years ended December 31, 2000, 1999 and 1998 would have decreased from $2,513, $25,331 and $7,941 to the pro forma amounts of $2,496, $25,284 and $7,703, respectively.

     The weighted average fair value of options granted in 2000 and 1999 was $3,745 and $3,174, respectively. The fair value of the option grants is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield equaling 0%, risk-free interest rates ranging from 4.90% - 6.60%, expected volatilities assumed to be 0% and expected lives of approximately 7 years. The pro forma amounts are not representative of the effects on reported net income for future years.

13.  COMMITMENTS

     Rent expense for the years ended December 31, 2000, 1999 and 1998 was $3,072, $2,371, and $1,566, respectively. Future minimum lease payments for all noncancelable operating leases having a remaining term in excess of one year at December 31, 2000 are as follows:

               2001             $ 2,010
               2002               1,650
               2003               1,046
               2004                 834
               2005                 818
               Thereafter         3,386
                                -------
                 Total          $ 9,744
                                =======

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

     GEOGRAPHIC SEGMENTS - The Company has operations in the United States, Canada, and Mexico which are summarized below.

                                                        United
                      2000                              States         Canada         Mexico      Eliminations     Combined
                                                       ---------      ---------      ---------    ------------     --------
     Net sales:
       Sales to unaffiliated customers - domestic      $ 398,369      $  11,826      $  31,499                     $ 441,694
       Sales to unaffiliated customers - export           29,853                         4,257                        34,110
                                                       ---------      ---------      ---------                     ---------
             Total                                     $ 428,222      $  11,826      $  35,756                     $ 475,804
                                                       =========      =========      =========                     =========
     Long-lived assets                                 $ 383,060      $ 104,475      $  46,113      $(145,021)     $ 388,627


                                                        United
                      1999                              States         Canada         Mexico      Eliminations     Combined
                                                       ---------      ---------      ---------    ------------     --------
     Net sales:
       Sales to unaffiliated customers - domestic      $ 430,722      $  14,940      $  20,604                     $ 466,266
       Sales to unaffiliated customers - export           30,331                         9,257                        39,588
                                                       ---------      ---------      ---------                     ---------
             Total                                     $ 461,053      $  14,940      $  29,861                     $ 505,854
                                                       =========      =========      =========                     =========
     Long-lived assets                                 $ 337,621      $  96,696      $  48,413      $(112,864)     $ 369,866

                                                        United
                      1998                              States         Canada         Mexico      Eliminations     Combined
                                                       ---------      ---------      ---------    ------------     --------
     Net sales:
       Sales to unaffiliated customers - domestic      $ 316,867      $  27,982      $  27,804                     $ 372,653
       Sales to unaffiliated customers - export            4,511            791          5,628                        10,930
                                                       ---------      ---------      ---------                     ---------
             Total                                     $ 321,378      $  28,773      $  33,432                     $ 383,583
                                                       =========      =========      =========                     =========
     Long-lived assets                                 $ 174,998      $  97,611      $  33,311      $ (13,787)     $ 292,133


     Sales to three customers exceed 10% of total net sales for the years ended December 31, as follows:

                                  2000                     1999                        1998
                         ----------------------    ----------------------    ----------------------
                                          % of                      % of                      % of
                          Amount          Sales     Amount          Sales     Amount          Sales
                         --------         -----    --------         -----    --------         -----
     Customer one        $ 96,518         20.3%    $ 93,568         18.5%    $ 66,220         17.3%
     Customer two          71,604         15.1%      86,327         17.1%      46,086         12.0%
     Customer three        58,488         12.3%      65,955         13.0%      41,116         10.7%
                         --------         ----     --------         ----     --------         ----
                         $226,610         47.7%    $245,850         48.6%    $153,422         40.0%
                         ========         ====     ========         ====     ========         ====


     Each geographic segment made sales to all three major customers in 2000.

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

     LONG-TERM DEBT - The fair value of the Company's long- term debt has been determined on the basis of the specific securities issued and outstanding. All of the Company's long-term debt is at variable rates at December 31, 2000 and 1999 except for the senior subordinated notes which have a fixed interest rate of 9.25% (see Note 9). The principal amount of senior subordinated notes outstanding at December 31, 2000 and December 31, 1999 was $189,900, and $200,000, respectively. The carrying value of the variable rate debt approximates fair value. The fair value of the senior subordinated notes has been estimated to be $118,000 and $184,000 at December 31, 2000 and 1999, respectively.

     OFF BALANCE SHEET HEDGING INSTRUMENTS - The fair value of the purchased foreign currency options, commodity price swaps, and interest rate agreements have been estimated to be $0, $(882) and $250, respectively at December 31, 2000, and $161, $3,156 and $736, respectively at December 31, 1999. The fair value of these instruments is based on quoted market prices or dealer quotes.

17.  LABOR RELATIONS

     The Company's prior contract with the United Auto Workers ("UAW") covering employees at the Henderson Facility expired in February 1998, and the Company was not able to negotiate a mutually acceptable agreement with the UAW. As a result, a strike occurred at the Henderson Facility on February 20, 1998. On March 31, 1998, the Company began an indefinite lock-out. The Company is continuing to operate with its salaried employees and contractors. Currently, there is, and the Company believes that there will be, no supply disruption to the Company's customer base; however, there can be no assurance to that effect.

18.  RELATED PARTY TRANSACTIONS

     Effective January 21, 1998, the Company and KKR entered into a management agreement providing for the performance by KKR of certain management, consulting and financial services for the Company. The Company expensed approximately $600 in each of the three years ended December 31, 2000, pursuant to such management agreement.

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

19.  QUARTERLY DATA (UNAUDITED)

     The following table sets forth certain quarterly income statement information of the Company for the fiscal years ended December 31, 2000, 1999, and 1998:

                                                                              2000
                                                  ---------------------------------------------------------
(Dollars in Thousands)                               Q1               Q2             Q3              Q4
                                                  ---------       ---------       ---------       ---------
     Net sales                                    $ 143,368       $ 136,956       $ 104,403       $  91,077
     Gross profit                                    31,742          27,580          17,189           6,061
     Operating expenses                               8,400           9,915           6,435           8,099
     Income (loss) from operations                   23,342          17,665          10,754          (2,038)
     Equity earnings of affiliates*                     126             113             118              98
     Other expense                                  (10,776)        (12,770)        (12,920)         (8,433)
     Income (loss) before extraordinary gain                                                         (8,160)
     Net income (loss)                                7,361           2,906          (1,189)         (6,565)

                                                                              1999
                                                  ---------------------------------------------------------
(Dollars in Thousands)                               Q1               Q2             Q3              Q4
                                                  ---------       ---------       ---------       ---------
     Net sales                                    $ 111,533       $ 136,052       $ 129,422       $ 128,847
     Gross profit                                    26,092          31,226          28,702          29,058
     Operating expenses                               6,479           7,695           7,608          11,711
     Income from operations                          19,613          23,531          21,094          17,347
     Equity earnings of affiliates*                   2,315              11              32             (42)
     Other expense                                   (9,259)        (10,396)        (10,659)         (9,755)
     Net income                                       7,324           7,557           6,071           4,379

                                                                              1998
                                                  ---------------------------------------------------------
(Dollars in Thousands)                               Q1               Q2             Q3              Q4
                                                  ---------       ---------       ---------       ---------
     Net sales                                    $  93,908       $  97,675       $  93,954       $  98,046
     Gross profit                                    20,155          23,227          19,647          19,525
     Operating expenses                               9,636           8,247           7,911           8,240
     Income from operations                          10,519          14,980          11,736          11,285
     Equity earnings of affiliates*                  (2,700)          2,155           2,362           2,112
     Other expense                                   (7,164)         (8,289)        (10,803)         (8,959)
     Net income                                         480           4,798           1,104           1,568


     *AKW was accounted for on the equity method until April 1, 1999 when the Company acquired 100% ownership.

                                   * * * * * *

                                                                     Schedule II

                              ACCURIDE CORPORATION
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                      Balance at    Charges to                               Balance at
                                      beginning     costs and                   Write-          end
                                      of period     expenses    Recoveries       offs        of period
                                      ---------     ----------  ----------      ------       ----------
     Reserves deducted in balance
     sheet from the asset to
     which Applicable:

     Accounts Receivable:
          December 31, 1998              967         (4)          150            (105)        1,008

          December 31, 1999            1,008         61            21            (628)          462

          December 31, 2000              462        293            79            (28)           806

                         SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 23, 2001

                                        ACCURIDE CORPORATION

                                        BY: /s/ William P. Greubel
                                            ---------------------------------
                                            William P. Greubel
                                            CHIEF EXECUTIVE OFFICER

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                       Title                          Date


/s/ William P. Greubel      President and Chief Executive         March 23, 2001
------------------------    Officer (Principal Executive
William P. Greubel          Officer, Director)

/s/ John R. Murphy          Executive Vice President/Chief        March 23, 2001
------------------------    Financial Officer, Secretary
John R. Murphy              and Chief Financial Officer
                            (Principal Financial and
                            Accounting Officer)

                            Director                              March 23, 2001
------------------------
Henry R. Kravis

/s/ George R. Roberts       Director                              March 23, 2001
------------------------
George R. Roberts

/s/ James H. Greene, Jr.    Director                              March 23, 2001
------------------------
James H. Greene, Jr.

                            Director                              March 23, 2001
------------------------
Todd A. Fisher

/s/ Frederick M. Goltz      Director                              March 23, 2001
------------------------
Frederick M. Goltz