Form 10-Q
period 2001-03-31
ACCURIDE CORP
filed 2001-05-14
CIK 817979

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001.

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to ___________.

                        Commission file number 333-50239
                                               ---------

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

As of April 30, 2001, 24,796 shares of Accuride Corporation common stock, par value $.01 per share, were outstanding.


                               ACCURIDE COPORATION

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION                                                                     PAGE

   Item 1. Financial Statements
               Consolidated Balance Sheets as of March 31, 2001 (Unaudited) and                    3
               December 31, 2000

               Consolidated Statements of Income for the Three Months                              4
               Ended March 31, 2001 and 2000 (Unaudited)

               Consolidated Statement of Stockholders' Equity (Deficiency) for the                 5
               Three Months Ended March 31, 2001 (Unaudited)

               Consolidated Statements of Cash Flows for the Three Months Ended                    6
               March 31, 2001 and 2000 (Unaudited)

               Notes to Unaudited Consolidated Financial Statements                                7

   Item 2. Management's Discussion and Analysis of Financial Condition and                         9
               Results of Operations

   Item 3. Quantitative and Qualitative Disclosures About Market Risk                              13

PART II. OTHER INFORMATION

   Item 1. Legal Proceedings                                                                       15

   Item 2. Changes in Securities and Use of Proceeds                                               15

   Item 6. Exhibits and Reports on Form 8-K                                                        15

   Signatures                                                                                      16


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              ACCURIDE CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                      MARCH 31,       DECEMBER 31,
ASSETS                                                                                                  2001             2000
                                                                                                    (UNAUDITED)
                                                                                                  --------------------------------
CURRENT ASSETS:
  Cash and cash equivalents                                                                       $       48,890    $       38,516
  Customer receivables, net of allowance for doubtful accounts of $779 and $806                           40,383            31,059
  Other receivables                                                                                        2,212             4,325
  Inventories, net                                                                                        32,999            37,484
  Supplies                                                                                                 8,166             8,545
  Deferred income taxes                                                                                    5,336             5,175
  Income taxes receivable                                                                                  1,254               599
  Prepaid expenses and other current assets                                                                1,009               941
                                                                                                  --------------    --------------
            Total current assets                                                                         140,249           126,644

PROPERTY, PLANT AND EQUIPMENT, NET                                                                       233,485           237,410

OTHER ASSETS:
  Goodwill, net of accumulated amortization of $39,993 and $38,949                                       126,309           127,353
  Investment in affiliates                                                                                 3,309             3,189
  Deferred financing costs, net of accumulated amortization of $4,926 and $4,436                           9,056             9,546
  Pension benefit plan asset                                                                               9,686             9,678
  Other                                                                                                    1,322             1,451
                                                                                                  --------------    --------------
TOTAL                                                                                             $      523,416    $      515,271
                                                                                                  ==============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
  Accounts payable                                                                                $       31,997    $       38,231
  Short term notes payable                                                                                47,500            17,500
  Accrued payroll and compensation                                                                         6,096             7,584
  Accrued interest payable                                                                                 6,886            11,830
  Accrued and other liabilities                                                                           12,680            10,006
                                                                                                  --------------    --------------
            Total current liabilities                                                                    105,159            85,151

LONG-TERM DEBT                                                                                           431,413           431,386

OTHER POSTRETIREMENT BENEFIT PLAN LIABILITY                                                               15,807            15,734

OTHER LIABILITIES                                                                                          1,006             1,234

DEFERRED INCOME TAXES                                                                                      6,721            10,966

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY):
  Preferred stock, $.01 par value; 5,000 shares authorized and unissued Common stock and additional paid in capital, $.01 par value; 45,000 shares
  authorized, 24,923 and 24,923 shares issued; 24,796 and 24,837 outstanding in 2001 and 2000             24,939            24,939
  Treasury Stock, 127 shares and 86 shares at cost in 2001 and 2000                                         (735)             (505)
  Stock subscriptions receivable                                                                            (672)             (868)
  Retained earnings (deficit)                                                                            (59,960)          (52,766)
  Other comprehensive loss                                                                                  (262)
                                                                                                  --------------    --------------

        Total stockholders' equity (deficiency)                                                          (36,690)          (29,200)
                                                                                                  --------------    --------------

TOTAL                                                                                             $      523,416    $      515,271
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

                              ACCURIDE CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                               THREE MONTHS ENDED
                                                                                                    MARCH 31,
                                                                                      -------------------------------
                                                                                            2001              2000
NET SALES                                                                              $    90,931        $   143,368

COST OF GOODS SOLD                                                                          81,985            111,626
                                                                                       -----------        -----------

GROSS PROFIT                                                                                 8,946             31,742

OPERATING:

  Selling, general and administrative                                                        7,257              8,400
                                                                                       -----------        -----------

INCOME FROM OPERATIONS                                                                       1,689             23,342

OTHER INCOME (EXPENSE):
  Interest income                                                                              395                383
  Interest (expense)                                                                       (10,408)           (10,558)
  Equity in earnings of affiliates                                                             120                126
  Other (expense), net                                                                      (3,015)              (601)
                                                                                       -----------        -----------


INCOME (LOSS) BEFORE INCOME TAXES                                                          (11,219)            12,692

INCOME TAX PROVISION                                                                        (4,025)             5,331
                                                                                       -----------        -----------

NET INCOME (LOSS)                                                                      $    (7,194)       $     7,361
                                                                                       ===========        ===========


 See notes to unaudited consolidated financial statements.

                              ACCURIDE CORPORATION
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                        COMMON
                                                       STOCK AND                               ACCUMULATED    TOTAL
                                                       ADDITIONAL                  STOCK         OTHER       RETAINED  STOCKHOLDERS'
                                        COMPREHENSIVE   PAID IN     TREASURY   SUBSCRIPTIONS COMPREHENSIVE   EARNINGS   EQUITY
                                            INCOME       CAPITAL      STOCK      RECEIVABLE   INCOME (LOSS)  (DEFICIT) (DEFICIENCY)
                                       --------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 2000                           $  24,939   $  (505)    $    (868)                     $(52,766)  $ (29,200)

Net income (Loss)                              (7,194)                                                          (7,194)     (7,194)

Proceeds from stock subscriptions
receivable                                                                           196                                       196

Issuance of Management Shares                                 --                      --

Redemption of shares                                          --      (230)           --                                      (230)

  Other Comprehensive Income (Loss):
  Cumulative Change in Accounting
  (Net of tax)                                   (189)                                                (189)                   (189)
  Realization of Deferred Amounts
  (Net of tax)                                    (73)                                                 (73)                    (73)

Comprehensive Income (Loss)                 $  (7,456)
                                            =========


 BALANCE AT MARCH 31, 2001                             $  24,939  $   (735)   $     (672)      $      (262)   $(59,960)  $ (36,690)
                                                       =========  ========    ==========       ===========    ========   =========



 See notes to unaudited consolidated financial statements.

                              ACCURIDE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                               THREE MONTHS ENDED
                                                                                                    MARCH 31,
                                                                                        --------------------------------
                                                                                           2001                  2000
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (loss)                                                                       $ (7,194)             $  7,361
  Adjustments to reconcile net income to net cash
   Provided by operating activities:
    Depreciation
                                                                                             6,143                 6,825
    Amortization                                                                             1,561                 1,571
    Losses on asset disposition                                                                  4                   372
    Deferred income taxes                                                                   (4,406)                3,217
    Equity in earnings of affiliates
                                                                                              (120)                 (126)
 Changes in certain assets and liabilities:
    Receivables                                                                             (7,211)              (10,390)
    Inventories and supplies                                                                 4,864                (2,857)
    Prepaid expenses and other assets                                                         (448)                  564
    Accounts payable                                                                        (6,234)                4,998
    Accrued and other liabilities                                                           (4,329)              (10,914)
                                                                                          --------              --------
          Net cash (used in) provided by operating activities                              (17,370)                  621
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                                               (2,222)              (12,147)
                                                                                          --------              --------
            Net cash used in investing activities                                           (2,222)              (12,147)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in revolving credit advance                                                 30,000                    --
   Proceeds from stock subscriptions receivable                                                196                   653
   Redemption of shares                                                                       (230)                 (178)
                                                                                          --------              --------
       Net cash provided by financing activities                                            29,966                   475
   Increase (decrease) in cash and cash equivalents                                         10,374               (11,051)
   Cash and cash equivalents, beginning of period                                           38,516                32,493
                                                                                          --------              --------
   Cash and cash equivalents, end of period                                               $ 48,890              $ 21,442
                                                                                          ========              ========

 See notes to unaudited consolidated financial statements.

ACCURIDE CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
AS OF MARCH 31, 2001 AND DECEMBER 31, 2000 AND FOR THE THREE MONTHS ENDED
MARCH 31, 2001 AND 2000
--------------------------------------------------------------------------------

Note 1 - BASIS OF PRESENTATION - The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, except that the unaudited consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of Accuride Corporation (the "Company" or "Accuride"), all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the consolidated financial statements have been included.

The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

MANAGEMENT'S ESTIMATES AND ASSUMPTIONS - The preparation of financial statements in conformity with accounting principals generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2 - ACCOUNTING CHANGE - Effective January 1, 2001, Accuride adopted SFAS 133, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (OCI) and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

The adoption of SFAS 133 resulted in a net pre-tax reduction to OCI of $300 ($189 after tax). The reduction in OCI was attributable to a net unrealized loss on cash flow hedges. During the three month period ended March 31, 2001, $73 was reclassified into earnings as the related derivative instruments matured. The remaining $262 in OCI will be reclassified into earnings as realized during the next nine months.

The Company uses derivative instruments, which are not designated as hedging instruments, to manage exposures to foreign currency, commodity prices, and interest rate risks. The Company's objectives for holding derivatives are to minimize the risks using the most effective methods to eliminate or reduce the impacts of these exposures.

Note 3 - INVENTORIES - Inventories were as follows:


                                                                    March 31,               December 31,
                                                                      2001                      2000
       Raw Materials                                                 $ 4,543                  $ 7,650
       Work in Process                                                11,616                   11,163
       Finished manufactured goods                                    15,991                   17,731
       LIFO adjustment                                                   849                      940
                                                                     -------                  -------
          Inventories, net                                           $32,999                  $37,484
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

Note 5 - SUPPLEMENTAL CASH FLOW DISCLOSURE - During the three months ended March 31, 2001 and 2000, the Company paid $14,835 and $14,655 for interest and $883 and $309 for income taxes, respectively.

Note 6 - SUBSEQUENT EVENTS- On May 1, 2001, Accuride announced plans to restructure its single light wheel production. As a result, Accuride will be closing its Columbia, Tennessee, facility and will be consolidating the production of light wheels, currently produced in Columbia, into its other facilities. It is anticipated that any impact to the financial statements will be assessed and recorded in the second quarter of 2001. Consolidation of the operations should be completed by the third quarter of 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the consolidated financial statements and notes included in Item 1 of Part 1 of this report on Form 10-Q. Except for the historical information contained herein, this report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Accuride's actual results may differ materially from those indicated by such forward-looking statements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000.

The following table sets forth certain income statement information of Accuride for the three months ended March 31, 2001 and March 31, 2000:

                                                                   MARCH 31, 2001                   MARCH 31, 2000
                                                                   --------------                   --------------

    Net sales ......................................         $  90,931         100.0%         $ 143,368        100.0%
    Gross profit ...................................             8,946           9.8%            31,742         22.1%
    Operating expenses .............................             7,257           8.0%             8,400          5.9%
    Income from operations .........................             1,689           1.9%            23,342         16.3%
    Equity in earnings of affiliates ...............               120           0.1%               126          0.1%
    Other income (expense) .........................           (13,028)        (14.3%)          (10,776)        (7.5%)
    Net income (loss) ..............................            (7,194)         (7.9%)            7,361          5.1%
    OTHER DATA:
    Adjusted EBITDA ................................         $   9,989          10.9%(a)      $  31,339         21.8%(a)


--------
(a) Represents Adjusted EBITDA less equity in earnings of affiliates as a percent of sales.

NET SALES. Net sales decreased by $52.5 million, or 36.6%, for the three months ended March 31, 2001 to $90.9 million, compared to $143.4 million for the three months ended March 31, 2000. The decrease is due to the cyclical downturn of the entire Heavy/Medium commercial vehicle market. The cyclicality of this market is affected by a number of economic factors including inventory levels, interest rates, industrial production, fuel prices, driver shortages, and general economic demand for consumer goods. During the three months ended March 31, 2001, the severe industry downturn caused most of our OEM customers to significantly cutback production levels. This reduction, coupled with continued softness in the aftermarket, negatively affected Accurides' sales volume. We anticipate the demand for Heavy/Medium Trucks to continue to be soft throughout the first half of 2001 with gradual improvement beginning in the latter part of this year.

GROSS PROFIT. Gross profit decreased $22.8 million, or 71.9%, to $8.9 million for the three months ended March 31, 2001 from $31.7 million for the three months ended March 31, 2000. The principal cause for the decrease in gross profit was the decrease in sales volume. In addition to the decrease in sales volume, gross profit was affected by unfavorable cost issues relating to the production of wheels including higher natural gas prices and lower steel scrap prices. These unfavorable variances were partially offset by productivity and cost reduction improvements at our Monterrey, Mexico, facility and favorable material resourcing efforts at our Henderson, Kentucky, facility. Gross profit as a percentage of net sales decreased to 9.8% for the three months ended March 31, 2001 from 22.1% for the three months ended March 31, 2000. The decrease in gross profit as a percentage of sales is due to lower margins resulting from loss of volume and resulting per unit cost increases.

OPERATING EXPENSES. Operating expenses decreased $1.1 million, or 13.1%, to $7.3 million for the three months ended March 31, 2001 from $8.4 million for the three months ended March 31, 2000. This decrease is the result of cost containment efforts at the corporate level.

OTHER INCOME (EXPENSE). Other expense increased $2.2 million, or 20.4%, to $13.0 million for the three-month period ended March 31, 2001 compared to $10.8 million for the three months ended March 31, 2000, due primarily to fluctuations in foreign currency rates that had a negative impact on derivative instruments resulting in realized and unrealized losses.

ADJUSTED EBITDA. Adjusted EBITDA decreased $21.3 million, or 68.1%, to $10.0 million for the three months ended March 31, 2001 from $31.3 million for the three months ended March 31, 2000 due to the lower gross profit as described above. In determining Adjusted EBITDA for the three months ended March 31, 2001, income from operations has been increased by (1) depreciation and amortization (except for amortization of deferred financing costs), (2) equity in earnings of affiliates, and (3) $1.0 million of costs related to a reduction in the employee workforce. In determining Adjusted EBITDA for the three months ended March 31, 2000, income from operations has been increased by (1) depreciation and amortization (except for amortization of deferred financing costs), and (2) equity in earnings of affiliates.

NET INCOME (LOSS). Net income (loss) decreased $14.6 million to ($7.2) million for the three months ended March 31, 2001 from $7.4 million for the three months ended March 31, 2000 due to lower pretax earnings, as described above.

CHANGES IN FINANCIAL CONDITION

At March 31, 2001, Accuride's total assets amounted to $523.4 million, as compared to $515.3 million at December 31, 2000. The $8.1 million or 1.6% increase in total assets during the three months ended March 31, 2001 was primarily the result of an increase in cash of $10.4 million, an increase in net receivables of $7.2 million, offset by a $4.5 million decrease in inventories, a $3.9 million decrease in net property, plant and equipment and a $1.0 million decrease in goodwill. Cash increased primarily as a result of borrowings under the revolving credit facility ("Revolver") and changes in working capital. Net receivables increased due to higher sales in the month of March 2001 compared to December 2000. Inventories decreased at our Erie, Pennsylvania, facility in response to the downturn and at our Monterrey, Mexico, facility due to continuous improvement efforts. Net property, plant and equipment and goodwill decreased as the result of normal depreciation and amortization expense.

At March 31, 2001, Accuride's total liabilities amounted to $560.1 million, as compared to $544.5 million at December 31, 2000. The $15.6 million or 2.9% increase in total liabilities was primarily a result of the $30.0 million borrowed under the Revolver and a $2.7 million increase in accrued and other liabilities offset by a $6.2 million decrease in trade payables, a $4.9 million decrease in accrued interest payable, a $4.2 million decrease in deferred income taxes, and a $1.5 decrease in accrued payroll and compensation. Accrued and other liabilities increased primarily as a result of fluctuations in the market price of aluminum and the Canadian dollar affecting the value of our derivative instruments. The decrease in trade payables is consistent with the decrease in inventory and capital spending. The deferred income tax liability decreased due to current net operating losses that we will be able to utilize in future years to offset taxable income. Accrued payroll and compensation decreased as 2000 management bonuses and employee profit sharing were paid in the first quarter of 2001. The decrease in accrued interest is a result of the timing of interest payments.

CAPITAL RESOURCES AND LIQUIDITY

Accuride's primary sources of liquidity during the first quarter of 2001 were cash reserves and borrowings under the Revolver. Primary uses of cash were funding operating shortfalls, seasonal working capital needs, capital expenditures and debt service.

As of March 31, 2001, Accuride had cash and cash equivalents of $48.9 million compared to $38.5 million at December 31, 2000. Accuride's operating activities for the three months ended March 31, 2001 used $17.4 million of cash compared to $0.6 million of cash generated for the three months ended March 31, 2000. Financing activities provided $30.0 million during the three months ended March 31, 2001. Cash flow from financing activities provided $0.5 million for the three months ended March 31, 2000. Investing activities for the three months ended March 31, 2001 used $2.2 million compared to $12.1 million for the three months ended March 31, 2000.

During the three-month period ended March 31, 2001, Accuride repurchased 40 shares of Accuride's common stock from a former management employee for approximately $0.2 million.

Accuride incurred capital expenditures in the year ended December 31, 2000 of $51.7 million. Capital expenditures are expected to range from $20 to $25 million in the year 2001. Capital expenditures in 2000 were unusually high as a result of significant capacity expansion projects that were underway. These projects were substantially complete by the end of 2000. Management has evaluated the Company's capital plan in light of the industry downturn and believes that the 2001 capital expenditures will be sufficient to properly maintain machinery and equipment and also provide quality improvements and increased productivity. It is anticipated that these expenditures will fund (1) maintenance of business expenditures of approximately $7 million; (2) carryover project spending of approximately $4 million to complete our aluminum forging and machining capacity expansion and the completion of our new assembly process for light wheels; (3) quality and cost reduction improvements of approximately $4 million; and (4) capital costs of approximately $8 to $9 million associated with the relocation and installation of light wheel production equipment previously located in Columbia, Tennessee.

Management believes that cash liquidity and availability under the Revolver will provide adequate funds for Accuride's foreseeable working capital needs, planned capital expenditures and debt service obligations for the next twelve months. Accuride's ability to fund working capital needs, planned capital expenditures, scheduled debt payments, and to comply with all of the financial covenants under its debt agreements, depends on its future operating performance and cash flow, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

Accuride's credit documents contain financial and operating covenants that limit the discretion of management with respect to certain business matters. These covenants place significant restrictions on, among other things, the ability to incur additional debt, to create liens, to make certain payments and investments and to sell or otherwise dispose of assets and merge or consolidate with other entities. Accuride is also required to meet certain financial ratios and tests including a leverage ratio, an interest coverage ratio, and a fixed coverage charge ratio. Failure to comply with the obligations contained in the debt agreements could result in an event of default, and possibly the acceleration of the related debt and the acceleration of debt under other instruments that may contain cross-acceleration or cross-default provisions. Although Accuride is currently in compliance with its financial covenants and ratios, a continuation of negative sales trends will necessitate an amendment to our debt agreements. Accuride has commenced negotiations with the administrative agent for its lender group to address all potential compliance and covenant issues related to the debt agreements and anticipates that modifications will be implemented during the second quarter of 2001. While Accuride views its relationship with its lender group to be strong, there can be no assurance that these negotiations will be successful.

SUBSEQUENT EVENTS

On May 1, 2001, Accuride announced plans to restructure its single light wheel production. As a result, Accuride will be closing its Columbia, Tennessee, facility and will be consolidating the production of light wheels, currently produced in Columbia, into its other facilities. It is anticipated that any impact to the financial statements will be assessed and recorded in the second quarter of 2001. Consolidation of the operations should be completed by the third quarter of 2002.

FACTORS AFFECTING FUTURE RESULTS

In this report, Accuride has made various statements regarding current expectations or forecasts of future events. These statements are "forward-looking statements" within the meaning of that term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are also made from time-to-time in press releases and in oral statements made by Accuride's officers. Forward-looking statements are identified by the words "estimate," "project," "anticipate," "will continue," "will likely result," "expect," "intend," "believe," "plan," "predict" and similar expressions. Forward looking statements also include statements regarding the market demand for Heavy/Medium Trucks, Accuride's foreseeable working capital needs for the next twelve months, the availability of additional capital to Accuride, ability to timely modify debt covenants, continuation of operational improvements and sources of supply of raw materials, the lack of future supply disruption as a result of labor issues, and improvement in demand for our products and the expansion of our markets. Such forward-looking statements are based on assumptions and estimates, which although believed to be reasonable, may turn out to be incorrect. Therefore, undue reliance should not be placed upon these estimates and statements. Accuride cannot assure you that any of these statements or estimates will be realized and actual results may differ from those contemplated in these "forward-looking statements." Accuride undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise. You are advised to consult further disclosures Accuride may make on related subjects in its filings with the SEC. Accuride cannot assure you that its expectations, beliefs, or projections will result or be achieved or accomplished. In addition to other factors discussed in this report, some of the important factors that could cause actual results to differ materially from those discussed in the forward-looking statements include the following:

o Accuride's credit documents contain significant financial and operating covenants that limit the discretion of management with respect to certain business matters. Accuride must also meet certain financial ratios and tests. Failure to comply with the obligations contained in the debt agreements could result in an event of default, and possibly the acceleration of the related debt and the acceleration of debt under other instruments evidencing debt that may contain cross-acceleration or cross-default provisions. Although Accuride is currently in compliance with its financial covenants, a continuation of negative sales trends will necessitate an amendment to its debt agreements. Accuride has commenced negotiations with the administrative agent for its lender group to address all potential compliance and covenant issues related to the debt agreements and anticipates that modifications will be implemented during the second quarter of 2001. While Accuride views its relationship with its lender to be strong, no assurance can be given that these negotiations will be successful;
o the decrease in general market demand for Accuride's products due to high inventory levels of heavy and medium trucks and other general economic conditions could be greater than we anticipate;
o Accuride's significant indebtedness may have important consequences, including, but not limited to, impairment of Accuride's ability to obtain additional financing, reduction of funds available for operations and business opportunities or limitations on our ability to dispose of assets;

o Accuride's ability to service its indebtedness is dependent upon operating cash flow;
o the loss of a major customer could have a material adverse effect on our business;
o the demands of original equipment manufacturers for price reductions may adversely affect profitability;
o an interruption in supply of steel or aluminum could reduce our ability to obtain favorable sourcing of such raw materials;
o Accuride may encounter increased competition in the future from existing competitors or new competitors;
o Accuride may be subject to liability under certain environmental laws and the cost of compliance with these regulations could have a material adverse effect on Accuride's financial condition and may adversely affect Accuride's ability to sell or rent such property or to borrow using such property as collateral;
o    a labor strike may disrupt Accuride's supply to its customer base;
o    the continued service of key management personnel is not guaranteed; and
o the interests of the principal stockholder of Accuride may conflict with the interests of the holders of securities of the Company.

For further information, refer to the business description and additional risk factors sections included in the Company's Form 10-K for the year ended December 31, 2000, as filed with the SEC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Accuride, in the normal course of doing business, is exposed to the risks associated with changes in foreign exchange rates, raw material prices, and interest rates. Accuride uses derivative instruments to manage these exposures. The objectives for holding derivatives are to minimize the risks using the most effective methods to eliminate or reduce the impacts of these exposures.

FOREIGN CURRENCY RISK
Certain forecasted transactions, assets, and liabilities are exposed to foreign currency risk. Accuride monitors its foreign currency exposures to maximize the overall effectiveness of its foreign currency derivatives. The principal currency of exposure is the Canadian dollar. Forward foreign exchange contracts not designated as hedging instruments under SFAS 133 are used to offset the impact of the variability in exchange rates on our operations, cash flows, assets and liabilities. At March 31, 2001, Accuride had open foreign exchange forward contracts of $106.1 million. Foreign exchange forward contract maturities are from one to twenty-one months. Management believes the use of foreign currency financial instruments reduces the risks that arise from doing business in international markets.

Accuride's foreign currency derivative contracts provide only limited protection against currency risks. Factors that could impact the effectiveness of Accuride's currency risk managment programs include accuracy of sales estimates, volatility of currency markets and the cost and availability of hedging instruments. The counterparties to the foreign exchange contracts are financial institutions with investment grade credit ratings. The use of forward contracts protects Accuride's cash flows against unfavorable movements in exchange rates, to the extent of the amount under contract. A 10% adverse change in currency exchange rates for the foreign currency derivatives held at March 31, 2001, would have an impact of approximately $10.6 million on the fair value of such instruments. This quantification of exposure to the market risk associated with foreign exchange financial instruments does not take into account the offsetting impact of changes in the fair value of Accuride's foreign denominated assets, liabilities and firm commitments.

RAW MATERIAL PRICE RISK
Accuride relies upon the supply of certain raw materials in our production processes and we have entered into firm purchase commitments for steel and aluminum. The exposures associated with these commitments are primarily managed through the terms of the sales, supply, and procurement contracts. Additionally, Accuride uses commodity price swaps to manage the variability in certain commodity prices. Commodity price swap contracts not designated as hedging instruments under SFAS 133 are used to offset the impact of the variability in certain commodity prices on our operations and cash flows. At March 31, 2001, Accuride had open commodity price swaps of $13.0 million. These commodity price swaps had maturities from one to nine months. A 10% adverse change in commodity prices would have an impact of approximately $1.3 million on the fair value of these contracts. Accuride is exposed to credit related losses in the event of nonperformance by the counterparty to the commodity price swaps, although no such losses are expected as the counterparty is a financial institution having an investment grade credit rating.

INTEREST RATE RISK
Accuride uses long-term debt as a primary source of capital in its business. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for its long-term fixed-rate debt and other types of long-term debt at March 31, 2001:


(Dollars in                                                                            Fair
Thousands)           2001    2002     2003    2004     2005    THEREAFTER   TOTAL      VALUE
                     ----    ----     ----    ----     ----    ----------   -----      -----
Long-term Debt:
Fixed                                                           $189,900   $189,900   $113,940
Avg. Rate                                                         9.25%     9.25%
Variable              $0    $12,500  $5,475  $2,350   $58,150   $163,750   $242,225   $242,225
Avg. Rate                    7.38%   7.51%    7.68%    7.21%      7.85%     7.66%

Accuride is exposed to the variability of interest rates on its variable rate debt. Accuride has used an interest rate swap to alter interest rate exposures between fixed and variable rates on a portion of Accuride's long-term debt. As of March 31, 2001, a forward starting, two-year interest rate swap of $100.0 million was outstanding. The interest rate swap becomes effective in July 2001 and matures in July 2003. Once effective, Accuride will receive three-month LIBOR and will pay 4.78%. This interest rate swap, not designated as a hedging instrument under SFAS 133, is used to offset the impact of the variability in interest rates on portions of Accuride's variable rate debt. Accuride is exposed to credit related losses in the event of nonperformance by the counterparty to the interest rate swap, although no such losses are expected as the counterparty is a financial institution having an investment grade credit rating.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     Neither Accuride nor any of its subsidiaries is a party to any material legal proceeding. However, Accuride from time-to-time is involved in ordinary routine litigation incidental to its business.

Item 2. Changes in Securities and Use of Proceeds


     During the thirteen weeks ended March 31, 2001, Accuride issued no common stock or options. The Company repurchased 40 shares of common stock from a former management employee for approximately $0.2 million.

Item 6. Exhibits and Reports on Form 8-K

     a.   Exhibits:

     None

     b.   Reports on Form 8-K:

     No reports on Form 8-K have been filed during the three-month period ended March 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCURIDE CORPORATION

/S/ WILLIAM P. GREUBEL                                   Dated:  MAY 14, 2001
-------------------------------------                            ------------
William P. Greubel
President and Chief Executive Officer

/S/ JOHN R. MURPHY                                       Dated:  MAY 14, 2001
-------------------------------------                            ------------
John R. Murphy

Executive Vice President - Finance and Chief Financial Officer
Principal Accounting Officer