Form 10-Q
period 2001-06-30
ACCURIDE CORP
filed 2001-08-09
CIK 817979

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                    FORM 10-Q




/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001.

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




As of June 30, 2001, 24,796 shares of Accuride Corporation common stock, par value $.01 per share, were outstanding.

                               ACCURIDE COPORATION


                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION                                                            PAGE

     Item 1. Financial Statements

             Consolidated Balance Sheets as of June 30, 2001 (Unaudited) and               3
             December 31, 2000

             Consolidated Statements of Income for the Three and Six Months                4
             Ended June 30, 2001 and 2000 (Unaudited)

             Consolidated Statement of Stockholders' Equity (Deficiency) for the           5
             Six Months Ended June 30, 2001 (Unaudited)

             Consolidated Statements of Cash Flows for the Six Months Ended                6
             June 30, 2001 and 2000 (Unaudited)

             Notes to Unaudited Consolidated Financial Statements                          7

     Item 2. Management's Discussion and Analysis of Financial Condition and               9
             Results of Operations

     Item 3. Quantitative and Qualitative Disclosures About Market Risk                   15

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings                                                            17

     Item 2. Changes in Securities and Use of Proceeds                                    17

     Item 6. Exhibits and Reports on Form 8-K                                             17

     Signatures                                                                           18


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              ACCURIDE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                   JUNE 30,          DECEMBER 31,
 ASSETS                                                                              2001                2000
                                                                                  (UNAUDITED)
                                                                                  ------------------------------

 CURRENT ASSETS:
   Cash and cash equivalents                                                      $   55,345         $   38,516
   Customer receivables, net of allowance for doubtful
 .    accounts of $627 and $806                                                         41,072             31,059
   Other receivables                                                                   2,424              4,325
   Inventories, net                                                                   31,499             37,484
   Supplies                                                                            8,758              8,545
   Deferred income taxes                                                               5,104              5,175
   Income taxes receivable                                                               333                599
   Prepaid expenses and other current assets                                           1,190                941
                                                                                  ----------         -----------
             Total current assets                                                    145,725            126,644

 PROPERTY, PLANT AND EQUIPMENT, NET                                                  230,032            237,410

 OTHER ASSETS:
   Goodwill, net of accumulated amortization of $41,037
    and $38,949                                                                      125,265            127,353
   Investment in affiliates                                                            3,379              3,189
   Deferred financing costs, net of accumulated amortization
    of $5,417 and $4,436                                                               8,575              9,546
   Pension benefit plan asset                                                         10,491              9,678
   Other                                                                               1,326              1,451
                                                                                  ----------         -----------
 TOTAL                                                                            $  524,793         $  515,271
                                                                                  ==========         ===========

 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

 CURRENT LIABILITIES:
   Accounts payable                                                               $   33,420         $   38,231
   Current portion of long-term debt                                                   6,250
   Short term notes payable                                                                              17,500
   Accrued payroll and compensation                                                    8,039              7,584
   Accrued interest payable                                                           11,349             11,830
   Accrued and other liabilities                                                      12,318             10,006
                                                                                  ----------         -----------
             Total current liabilities                                                71,376             85,151

 LONG-TERM DEBT, less current portion                                                472,748            431,386

 OTHER POSTRETIREMENT BENEFIT PLAN LIABILITY                                          16,272             15,734

 OTHER LIABILITIES                                                                       823              1,234

 DEFERRED INCOME TAXES                                                                 5,066             10,966

 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' EQUITY (DEFICIENCY):
   Preferred stock, $.01 par value; 5,000 shares authorized and unissued
   Common stock and additional paid in capital, $.01 par value; 45,000 shares authorized, 24,923 and 24,923 shares issued; 24,796 and 24,837
   outstanding in 2001 and 2000                                                       24,939             24,939
   Treasury Stock, 127 shares and 86 shares at cost in 2001 and 2000                    (735)              (505)
   Stock subscriptions receivable                                                       (642)              (868)
   Retained earnings (deficit)                                                       (64,911)           (52,766)
   Other comprehensive loss                                                             (143)
                                                                                  ----------         -----------
         Total stockholders' equity (deficiency)                                     (41,492)           (29,200)
                                                                                  ----------         -----------
 TOTAL                                                                            $  524,793         $  515,271
                                                                                  ==========         ===========

 See notes to unaudited consolidated financial statements.

                              ACCURIDE CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                               THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                    JUNE 30,                                JUNE 30,
                                                            -------------------------             -------------------------
                                                               2001         2000                    2001           2000

 NET SALES                                                $   92,056   $  136,956               $  182,987    $  280,324

 COST OF GOODS SOLD                                           80,149      109,376                  162,134       221,002
                                                          -----------   ----------               ----------    ----------


 GROSS PROFIT                                                 11,907       27,580                   20,853        59,322

 OPERATING:
   Selling, general and administrative                        10,220        9,915                   17,477        18,315
                                                          -----------   -----------              -----------    ----------

 INCOME FROM OPERATIONS                                        1,687       17,665                    3,376        41,007


 OTHER INCOME (EXPENSE):
   Interest income                                               623          469                    1,018           852
   Interest (expense)                                         (9,805)     (10,097)                 (20,213)      (20,655)
   Equity in earnings of affiliates                               70          113                      190           239
   Other income (expense), net                                 2,417       (3,142)                    (598)       (3,743)
                                                          -----------   ----------               -----------    ----------



 INCOME (LOSS) BEFORE INCOME TAXES                            (5,008)       5,008                  (16,227)       17,700

 INCOME TAX PROVISION (BENEFIT)                                  (57)       2,102                   (4,082)        7,433
                                                          -----------   ----------               -----------    ----------

 NET INCOME (LOSS)                                        $   (4,951)  $    2,906               $  (12,145)   $   10,267
                                                          ===========   ==========               ==========    ==========


 See notes to unaudited consolidated financial statements.

                              ACCURIDE CORPORATION
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                             (DOLLARS IN THOUSANDS)
                                   UNAUDITED)

                                                      COMMON
                                                     STOCK AND                             ACCUMULATED                  TOTAL
                                                    ADDITIONAL                 STOCK          OTHER       DETAILED   STOCKHOLDERS'
                                    COMPREHENSIVE     PAID IN    TREASURY  SUBSCRIPTIONS   COMPREHENSIVE  EARNINGS      EQUITY
                                       INCOME         CAPITAL      STOCK     RECEIVABLE    INCOME (LOSS)  (DEFICIT)   (DEFICIENCY)
                                   --------------- --------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 2000                         $  24,939   $   (505)  $     (868)                   $(52,766)    $ (29,200)


Net Income (Loss)                      $  (12,145)                                                         (12,145)      (12,145)

Proceeds from Stock Subscriptions
Receivable                                                                         226                                       226

Issuance of Management Shares                                -                       -

Redemption of Shares                                         -       (230)           -                                      (230)

Other Comprehensive Income (Loss):
  Cumulative Change in Accounting
  (Net of tax)                               (189)                                              (189)                       (189)
  Realization of Deferred Amounts
  (Net of tax)                                 46                                                 46                          46

Comprehensive Income (Loss)            $  (12,288)
                                       ===========

 BALANCE AT JUNE 30, 2001                            $  24,939   $   (735)  $     (642)    $    (143)     $(64,911)    $ (41,492)
                                                     =========   =========  ===========    ==========     =========    ==========


 See notes to unaudited consolidated financial statements.

                                                ACCURIDE CORPORATION
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (DOLLARS IN THOUSANDS)
                                                      (UNAUDITED)

                                                                        SIX MONTHS ENDED
                                                                             JUNE 30,
                                                               ----------------------------------
                                                                  2001                   2000
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (loss)                                            $  (12,145)            $  10,267
  Adjustments to reconcile net income (loss) to net cash
  Provided by operating activities:
    Depreciation                                                   12,308                13,373
    Amortization                                                    3,112                 3,190
    Losses on asset disposition                                        20                   787
    Deferred income taxes                                          (5,829)                5,360
    Equity in earnings of affiliates                                 (190)                 (239)
 Changes in certain assets and liabilities:
    Receivables                                                    (8,111)                9,655
    Inventories and supplies                                        5,643                (6,795)
    Prepaid expenses and other assets                                (587)                1,516
    Accounts payable                                               (4,811)                7,883
    Accrued and other liabilities                                   2,184                (3,212)
                                                               -----------             ----------
       Net cash (used in) provided by operating activities         (8,406)               41,785

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                      (4,160)              (25,032)
   Capitalized Interest                                              (661)
                                                               -----------             ----------
            Net cash used in investing activities                  (4,821)              (25,032)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in revolving credit advance                        42,500
   Payments on long-term debt                                      (4,940)               (2,350)
   Payments on short-term advance                                  (7,500)
   Proceeds from stock subscriptions receivable                       226                   701
   Redemption of shares                                              (230)                 (290)
                                                               -----------             ----------
       Net cash provided by (used in) financing activities         30,056                (1,939)

   Increase in cash and cash equivalents                           16,829                14,814
   Cash and cash equivalents, beginning of period                  38,516                32,493
                                                               -----------             ----------
   Cash and cash equivalents, end of period                    $   55,345             $  47,307
                                                               ===========             ==========

 See notes to unaudited consolidated financial statements.

ACCURIDE CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
AS OF JUNE 30, 2001 AND DECEMBER 31, 2000 AND FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
-------------------------------------------------------------------------------

Note 1 -- BASIS OF PRESENTATION -- The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, except that the unaudited consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of Accuride Corporation (the "Company" or "Accuride"), all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the consolidated financial statements have been included.

The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

MANAGEMENT'S ESTIMATES AND ASSUMPTIONS - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2 -- ACCOUNTING CHANGE -- Effective January 1, 2001, Accuride adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (OCI) and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

The adoption of SFAS 133 resulted in a net pre-tax reduction to OCI of $300 ($189 after tax). The reduction in OCI was attributable to a net unrealized loss on cash flow hedges. During the six month period ended June 30, 2001, $119 was reclassified into cost of goods sold as the related derivative instruments matured. The remaining $143 in OCI will be reclassified into earnings as realized during the next six months.

The Company uses derivative instruments, which are not designated as hedging instruments, to manage exposures to foreign currency, commodity prices, and interest rate risks. The Company's objectives for holding derivatives are to minimize the risks using the most effective methods to eliminate or reduce the impacts of these exposures.

Note 3 - INVENTORIES - Inventories were as follows:

                                                June 30,     December 31,
                                                  2001          2000

         Raw Materials                            $  5,788     $  7,650
         Work in Process                            11,089       11,163
         Finished manufactured goods                13,795       17,731
         LIFO adjustment                               827          940
                                                  --------     --------
                 Inventories, net                 $ 31,499     $ 37,484
                                                  ========     ========

Note 4 -- LABOR RELATIONS -- The Company's prior contract with the United Auto Workers ("UAW") covering employees at the Henderson, Kentucky, facility expired in February 1998, and the Company was not able to negotiate a mutually acceptable agreement with the UAW. As a result, a strike occurred at the Henderson facility on February 20, 1998. On March 31, 1998, the Company began an indefinite lockout. The Company is continuing to operate with its salaried employees and contractors. Currently, there is, and the Company believes that there will be, no supply disruption to the Company's customer base; however, there can be no assurance to that effect.

Note 5 -- SUPPLEMENTAL CASH FLOW DISCLOSURE -- During the six months ended June 30, 2001 and 2000, the Company paid $20,321 and $19,740 for interest and $1,398 and $1,057 for income taxes, respectively.

Note 6 -- RESTRUCTURING RESERVE -- Included in the Company's operating results for the period ended June 30, 2001, are restructuring charges of $2.7 million. These charges result from the Company's plans to close its Columbia, Tennessee, facility and consolidate the production of light wheels into its other facilities. The Company anticipates that these restructuring activities will be completed by the end of the third quarter of fiscal year 2002.

Note 7 -- NEW ACCOUNTING PRONOUNCEMENT -- On July 20, 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Accounting for Business Combinations" and No. 142, "Accounting for Goodwill and Other Intangible Assets". SFAS 141 is effective for the Company beginning July 1, 2001. The Statement establishes accounting and reporting standards for business combinations and prohibits the use of the pooling-of-interests method of accounting for those transactions after June 30, 2001. SFAS 142 is effective for the Company beginning January 1, 2002. The Statement establishes accounting and reporting standards for goodwill and intangible assets. Beginning January 1, 2002, the Company will no longer amortize goodwill, but will test for impairment at least annually. Management is still evaluating the full effect of these new accounting standards on the financial statements.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2000.


The following table sets forth certain income statement information of Accuride for the three months ended June 30, 2001 and June 30, 2000:

                                                                     JUNE 30, 2001           JUNE 30, 2000
                                                                     -------------           -------------

  Net sales.................................................       $92,056     100.0%     $136,956     100.0%
  Gross profit..............................................        11,907      12.9%       27,580      20.1%
  Operating expenses........................................        10,220      11.1%        9,915       7.2%
  Income from operations....................................         1,687       1.8%       17,665      12.9%
  Equity in earnings of affiliates..........................            70       0.1%          113       0.1%
  Other income (expense)....................................       (6,765)     (7.3%)     (12,770)     (9.3%)
  Net income (loss).........................................       (4,951)     (5.4%)        2,906       2.1%
  OTHER DATA:
  Adjusted EBITDA...........................................       $12,264   13.2%(a)      $31,371   22.8%(a)

--------
(a) Represents Adjusted EBITDA less equity in earnings of affiliates as a percent of sales.

NET SALES. Net sales decreased by $44.9 million, or 32.8%, for the three months ended June 30, 2001 to $92.1 million, compared to $137.0 million for the three months ended June 30, 2000. The decrease is due to the cyclical downturn of the entire Heavy/Medium commercial vehicle market. The cyclicality of this market is affected by a number of economic factors including inventory levels of new and used vehicles, interest rates, industrial production, fuel prices, driver shortages, and general economic demand for consumer and capital goods. We anticipate the demand for Heavy/Medium Trucks to continue to be soft throughout the remainder of 2001 with gradual improvement early in 2002.

GROSS PROFIT. Gross profit decreased $15.7 million, or 56.9%, to $11.9 million for the three months ended June 30, 2001 from $27.6 million for the three months ended June 30, 2000. The principal cause for the decrease in gross profit was the decrease in sales volume. The decrease in sales volume was partially offset by productivity improvements, reduced overtime, and cost savings achieved through a reduction in work force. Included in gross profit are $2.9 million of restructuring and relocation charges for the closure of our Columbia plant and the consolidation of our light wheel process. In 2000, a one-time charge of $3.3 million was included in gross profit related to the transition and high start-up production costs at the new facility in Monterrey, Mexico. Gross profit as a percentage of net sales decreased to 12.9% for the three months ended June 30, 2001 from 20.1% for the three months ended June 30, 2000. The decrease in gross profit as a percentage of sales is due to lower margins resulting from loss of volume and resulting per unit cost increases. Excluding the one-time $2.9 million restructuring and relocation charge in 2001 and the $3.3 million transition and start-up costs in 2000, gross profit as a percentage of net sales decreased to 16.1% for the three months ended June 30, 2001 from 22.6% for the three months ended June 30, 2000.

OPERATING EXPENSES. Operating expenses increased $0.3 million, or 3.0%, to $10.2 million for the three months ended June 30, 2001 from $9.9 million for the three months ended June 30, 2000 due to higher medical, fringe benefit, and certain non-recurring legal costs.

OTHER INCOME (EXPENSE). Other expense decreased $6.0 million, or 46.9%, to $6.8 million for the three-month period ended June 30, 2001 compared to $12.8 million for the three months ended June 30, 2000, due primarily to fluctuations in foreign currency rates resulting in unrealized gains on our derivative instruments.

ADJUSTED EBITDA. Adjusted EBITDA decreased $19.1 million, or 60.8% to $12.3 million for the three months ended June 30, 2001 from $31.4 million for the three months ended June 30, 2000 due to the lower gross profit as described above. In determining Adjusted EBITDA for the three months ended June 30, 2001, income from operations has been increased by (1) depreciation and amortization (except for amortization of deferred financing costs), (2) equity in earnings of affiliates, (3) $0.4 million of costs related to a reduction in the employee workforce, and (4) a $2.9 million adjustment associated with the restructuring and relocation of light wheel production. In determining Adjusted EBITDA for the three months ended June 30, 2000, income from operations has been increased by
(1) depreciation and amortization (except for amortization of deferred financing costs), (2) equity in earnings of affiliates, (3) $2.7 million of aborted merger and acquisition costs, and (4) a $3.3 million adjustment for restructuring costs related to operations at the Monterrey, Mexico, facility.

NET INCOME (LOSS). Net income decreased $7.9 million to ($5.0) million for the three months ended June 30, 2001 from $2.9 million for the three months ended June 30, 2000 due to lower pretax earnings, as described above.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000.


The following table sets forth certain income statement information of the Company for the six months ended June 30, 2001 and June 30, 2000:

                                                                     JUNE 30, 2001           JUNE 30, 2000
                                                                     -------------           -------------

  Net sales.................................................      $182,987     100.0%      $280,324    100.0%
  Gross profit..............................................        20,853      11.4%        59,322     21.2%
  Operating expenses........................................        17,477       9.6%        18,315      6.5%
  Income from operations....................................         3,376       1.8%        41,007     14.6%
  Equity in earnings of affiliates..........................           190       0.1%           239      0.1%
  Other income (expense)....................................      (19,793)    (10.8%)      (23,546)    (8.4%)
  Net income (loss).........................................      (12,145)     (6.6%)        10,267      3.7%
  OTHER DATA:
  Adjusted EBITDA...........................................       $22,254   12.1%(a)       $62,708  22.3%(a)

--------
(a) Represents Adjusted EBITDA less equity in earnings of affiliates as a percent of sales.

NET SALES. Net sales decreased by $97.3 million, or 34.7%, for the six months ended June 30, 2001 to $183.0 million, compared to $280.3 million for the six months ended June 30, 2000. The decrease in net sales is primarily due to the cyclical downturn of the entire Heavy/Medium commercial vehicle market. The cyclicality of this market is affected by a number of economic factors including inventory levels of new and used vehicles, interest rates, industrial production, fuel prices, driver shortages, and general economic demand for consumer and capital goods. We anticipate the demand for Heavy/Medium Trucks to continue to be soft throughout the remainder of 2001 with gradual improvement early in 2002.

GROSS PROFIT. Gross profit decreased by $38.4 million, or 64.8%, to $20.9 million for the six months ended June 30, 2001 from $59.3 million for the six months ended June 30, 2000. The principal cause for the decrease in gross profit was the decrease in sales volume. In addition to the decrease in sales volume, gross profit was affected by unfavorable cost issues relating to the production of wheels, including higher steel prices, higher natural gas prices and lower steel scrap prices. These unfavorable variances were partially offset by productivity improvements, reduced overtime, and cost savings achieved through a reduction in work force. Included in gross profit are $2.9 million of restructuring and relocation charges for the closure of our Columbia plant and the consolidation of our light wheel process. In 2000, a one-time charge of $3.3 million was included in gross profit related to the transition and high start-up production costs at the new facility in Monterrey, Mexico. Gross profit as a percentage of net sales decreased to 11.4% for the six months ended June 30, 2001 from 21.2% for the six months ended June 30, 2000. The decrease in gross profit as a percentage of sales is due to lower margins resulting from loss of volume and resulting per unit cost increases. Excluding the one-time $2.9 million restructuring and relocation charge in 2001 and the $3.3 million transition and start-up costs in 2000, gross profit as a percentage of net sales decreased to 13.0% for the six months ended June 30, 2001 from 22.3% for the six months ended June 30, 2000.

OPERATING EXPENSES. Operating expenses decreased by $0.8 million, or 4.4%, to $17.5 million for the six months ended June 30, 2001 from $18.3 million for the six months ended June 30, 2000. Despite increases in medical, fringe benefit, and certain non-recurring legal costs, the Company continues to focus on cost containment efforts at the corporate level.

OTHER INCOME (EXPENSE). Other expense decreased $3.7 million, or 15.7%, to $19.8 million for the six-month period ended June 30, 2001 compared to $23.5 million for the six months ended June 30, 2000, due primarily to fluctuations in foreign currency rates resulting in unrealized gains on our derivative instruments.

ADJUSTED EBITDA. Adjusted EBITDA decreased by $40.4 million, or 64.4%, to $22.3 million for the six months ended June 30, 2001 from $62.7 million for the six months ended June 30, 2000 due to the lower gross profit as described above. In determining Adjusted EBITDA for the six months ended June 30, 2001, income from operations has been adjusted by (1) depreciation and amortization (except for amortization of deferred financing costs), (2) equity in earnings of affiliates,
(3) $1.4 million of costs related to a reduction in the employee workforce, and
(4) a $2.9 million adjustment associated with the restructuring and relocation of light wheel production. In determining Adjusted EBITDA for the six months ended June 30, 2000, income from operations has been adjusted by (1) depreciation and amortization (except for amortization of deferred financing costs), (2) equity in earnings of affiliates, (3) $2.7 million of aborted merger and acquisition costs, and (4) a $3.3 million adjustment for restructuring costs related to operations at the Monterrey, Mexico, facility.

NET INCOME (LOSS). Net income decreased $22.4 million to ($12.1) million for the six months ended June 30, 2001 from $10.3 million for the six months ended June 30, 2000 due to lower pretax earnings, as described above.

CHANGES IN FINANCIAL CONDITION

At June 30, 2001, Accuride's total assets amounted to $524.8 million, as compared to $515.3 million at December 31, 2000. The $9.5 million or 1.8% increase in total assets during the six months ended June 30, 2001 was primarily the result of an increase in cash of $16.8 million, an increase in net receivables of $8.1 million, offset by a $6.0 million decrease in inventories, a $7.4 million decrease in net property, plant and equipment and a $2.1 million decrease in goodwill. Cash increased primarily as a result of borrowings under the revolving credit facility ("Revolver") and changes in working capital. Net receivables increased due to higher sales in the month of June 2001 compared to December 2000. Inventories decreased as a result of the Company's working capital management in response to the downturn. Net property, plant and equipment and goodwill decreased as the result of normal depreciation and amortization expense.

At June 30, 2001, Accuride's total liabilities amounted to $566.3 million, as compared to $544.5 million at December 31, 2000. The $21.8 million or 4.0% increase in total liabilities was primarily a result of the $42.5 million borrowed under the Revolver offset by a $4.8 million decrease in trade payables, a $12.4 million reduction of debt, and a $5.9 million decrease in deferred income tax liability. The decrease in trade payables is consistent with the decrease in inventory and capital spending. $7.5 million was repaid on the AdM working capital facility and $4.9 million was prepaid on the Term loans. The deferred income tax liability decreased due to current net operating losses that we will be able to utilize in future years to offset taxable income.

CAPITAL RESOURCES AND LIQUIDITY

Accuride's primary sources of liquidity during the first half of 2001 were cash reserves and borrowings under the Revolver. Primary uses of cash were funding operating shortfalls, seasonal working capital needs, capital expenditures and debt service.

As of June 30, 2001, Accuride had cash and cash equivalents of $55.3 million compared to $38.5 million at December 31, 2000. Accuride's operating activities for the six months ended June 30, 2001 used $8.4 million of cash compared to $41.8 million of cash generated for the six months ended June 30, 2000. Financing activities provided $30.1 million during the six months ended June 30, 2001. Cash flow from financing activities used $1.9 million for the six months ended June 30, 2000. Investing activities for the six months ended June 30, 2001 used $4.8 million compared to $25.0 million for the six months ended June 30, 2000.

During the six-month period ended June 30, 2001, Accuride repurchased 40 shares of the Company's common stock from a former management employee for approximately $0.2 million.

Accuride incurred capital expenditures in the year ended December 31, 2000 of $51.7 million. Capital expenditures are expected to approximate $21 million in the year 2001. Capital expenditures in 2000 were unusually high as a result of significant capacity expansion projects that were underway. These projects were substantially complete by the end of 2000. Management has evaluated the Company's capital plan in light of the industry downturn and believes that the 2001 capital expenditures will be sufficient to properly maintain machinery and equipment and also provide quality improvements and increased productivity. It is anticipated that these expenditures will fund (1) maintenance of business expenditures of approximately $6 million; (2) carryover project spending of approximately $4 million to complete our aluminum forging and machining capacity expansion and the completion of our new assembly process for light wheels; (3) quality and cost reduction improvements of approximately $4 million; and (4) capital costs of approximately $7 million associated with the relocation and installation of light wheel production equipment previously located in Columbia, Tennessee.

Management believes that cash liquidity and availability under the Revolver will provide adequate funds for Accuride's foreseeable working capital needs, planned capital expenditures and debt service obligations for the next twelve months. Accuride's ability to fund working capital needs, planned capital expenditures, scheduled debt payments, and to comply with all of the financial covenants under its credit agreements, depends on its future operating performance and cash flow, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

Accuride's credit documents contain financial and operating covenants that limit the discretion of management with respect to certain business matters. These covenants place significant restrictions on, among other things, the ability to incur additional debt, to create liens, to make certain payments and investments and to sell or otherwise dispose of assets and merge or consolidate with other entities. Accuride is also required to meet certain financial ratios and tests including a minimum EBITDA test, a leverage ratio, an interest coverage ratio, and a fixed coverage charge ratio. Failure to comply with the obligations contained in the credit agreements could result in an event of default, and possibly the acceleration of the related debt and the acceleration of debt under other instruments that may contain cross-acceleration or cross-default provisions.

In July 2001, Accuride amended and restated its credit agreement (the "Credit Agreement"). Pursuant to the Credit Agreement, financial covenants regarding the leverage ratio, the interest coverage ratio and the fixed charge coverage ratio were modified and a financial covenant regarding minimum EBITDA was added. The Credit Agreement provides for, among other items, a reduced Revolver commitment from $140 to $100 million, with Revolver availability limited to $87.5 million until the leverage ratio is below 4.5 times; increased interest rates, and a first priority lien in substantially all of its US and Canadian properties and assets. Amortizations and maturities on the Term Debt and Revolver remain unchanged.

FACTORS AFFECTING FUTURE RESULTS

In this report, Accuride has made various statements regarding current expectations or forecasts of future events. These statements are "forward-looking statements" within the meaning of that term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are also made from time-to-time in press releases and in oral statements made by Accuride's officers. Forward-looking statements are identified by the words "estimate," "project," "anticipate," "will continue," "will likely result," "expect," "intend," "believe," "plan," "predict" and similar expressions. Forward looking statements also include statements regarding the market demand for Heavy/Medium Trucks, Accuride's foreseeable working capital needs and liquidity for the next twelve months, the availability of additional capital to Accuride, continuation of operational and productivity improvements and sources of supply of raw materials, the lack of future supply disruption as a result of labor issues, and improvement in demand for our products and the expansion of our markets. Such forward-looking statements are based on assumptions and estimates, which although believed to be reasonable, may turn out to be incorrect. Therefore, undue reliance should not be placed upon these estimates and statements. Accuride cannot assure you that any of these statements or estimates will be realized and actual results may differ from those contemplated in these "forward-looking statements." Accuride undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise. You are advised to consult further disclosures Accuride may make on related subjects in its filings with the SEC. Accuride cannot assure you that its expectations, beliefs, or projections will result or be achieved or accomplished. In addition to other factors discussed in this report, some of the important factors that could cause actual results to differ materially from those discussed in the forward-looking statements include the following:

- Accuride's credit documents contain significant financial and operating covenants that limit the discretion of management with respect to certain business matters. Accuride must also meet certain financial ratios and tests. Failure to comply with the obligations contained in the debt agreements could result in an event of default, and possibly the acceleration of the related debt and the acceleration of debt under other instruments evidencing debt that may contain cross-acceleration or cross-default provisions.
- the decrease in general market demand for Accuride's products due to high inventory levels of heavy and medium trucks and other general economic conditions could be greater than we anticipate;
- Accuride's significant indebtedness may have important consequences, including, but not limited to, impairment of Accuride's ability to obtain additional financing, reduction of funds available for operations and business opportunities or limitations on our ability to dispose of assets;
- Accuride's ability to service its indebtedness is dependent upon operating cash flow;
- the loss of a major customer could have a material adverse effect on our business;
- the demands of original equipment manufacturers for price reductions may adversely affect profitability;
- an interruption in supply of steel or aluminum could reduce our ability to obtain favorable sourcing of such raw materials;
- Accuride may encounter increased competition in the future from existing competitors or new competitors;
- Accuride may be subject to liability under certain environmental laws and the cost of compliance with these regulations could have a material adverse effect on Accuride's financial condition and may adversely affect Accuride's ability to sell or rent such property or to borrow using such property as collateral;
-   a labor strike may disrupt Accuride's supply to its customer base;
-   the continued service of key management personnel is not guaranteed; and
- the interests of the principal stockholder of Accuride may conflict with the interests of the holders of securities of the Company.

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

FOREIGN CURRENCY RISK
Certain forecasted transactions, assets, and liabilities are exposed to foreign currency risk. Accuride monitors its foreign currency exposures to maximize the overall effectiveness of its foreign currency derivatives. The principal currency of exposure is the Canadian dollar. Forward foreign exchange contracts, not designated as hedging instruments under SFAS 133, are used to offset the impact of the variability in exchange rates on our operations, cash flows, assets and liabilities. At June 30, 2001, Accuride had open foreign exchange forward contracts of $93.8 million. Foreign exchange forward contract maturities are from one to eighteen months. Management believes the use of foreign currency financial instruments reduces the risks that arise from doing business in international markets.

Accuride's foreign currency derivative contracts provide only limited protection against currency risks. Factors that could impact the effectiveness of Accuride's currency risk management programs include accuracy of sales estimates, volatility of currency markets and the cost and availability of derivative instruments. The counterparties to the foreign exchange contracts are financial institutions with investment grade credit ratings. The use of forward contracts protects Accuride's cash flows against unfavorable movements in exchange rates, to the extent of the amount under contract. A 10% adverse change in currency exchange rates for the foreign currency derivatives held at June 30, 2001, would have an impact of approximately $9.4 million on the fair value of such instruments. This quantification of exposure to the market risk associated with foreign exchange financial instruments does not take into account the offsetting impact of changes in the fair value of Accuride's foreign denominated assets, liabilities and firm commitments.

RAW MATERIAL PRICE RISK
Accuride relies upon the supply of certain raw materials in our production processes and we have entered into firm purchase commitments for steel and aluminum. The exposures associated with these commitments are primarily managed through the terms of the sales, supply, and procurement contracts. Additionally, Accuride uses commodity price swaps to manage the variability in certain commodity prices. Commodity price swap contracts, not designated as hedging instruments under SFAS 133, are used to offset the impact of the variability in certain commodity prices on our operations and cash flows. At June 30, 2001, Accuride had open commodity price swaps of $9.0 million. These commodity price swaps had maturities from one to eight months. A 10% adverse change in commodity prices would have an impact of approximately $.9 million on the fair value of these contracts. Accuride is exposed to credit related losses in the event of nonperformance by the counterparty to the commodity price swaps, although no such losses are expected as the counterparty is a financial institution having an investment grade credit rating.

INTEREST RATE RISK
Accuride uses long-term debt as a primary source of capital in its business. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for its long-term fixed-rate debt and other types of long-term debt at June 30, 2001:


(Dollars in                                                                                                    FAIR
Thousands)               2001      2002        2003        2004         2005      THEREAFTER      TOTAL        VALUE
                         ----      ----        ----        ----         ----      ----------      -----        -----
Long-term Debt:
Fixed                                                                              $189,900     $189,900     $125,334
Avg. Rate                                                                           9.25%        9.25%
Variable                  $0     $12,500      $4,125      $53,500     $56,404      $163,256     $289,785     $237,285
Avg. Rate                         6.75%       7.13%        6.28%       7.82%        8.21%        7.70%


Accuride is exposed to the variability of interest rates on its variable rate debt. Accuride has used an interest rate swap to alter interest rate exposures between fixed and variable rates on a portion of Accuride's long-term debt. As of June 30, 2001, a forward starting, two-year interest rate swap of $100.0 million was outstanding. The interest rate swap became effective in July 2001 and matures in July 2003. Once effective, Accuride will receive three-month LIBOR and will pay 4.78%. This interest rate swap, not designated as a hedging instrument under SFAS 133, is used to offset the impact of the variability in interest rates on portions of Accuride's variable rate debt. Accuride is exposed to credit related losses in the event of nonperformance by the counterparty to the interest rate swap, although no such losses are expected as the counterparty is a financial institution having an investment grade credit rating.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         Neither Accuride nor any of its subsidiaries is a party to any material legal proceeding. However, Accuride from time-to-time is involved in ordinary routine litigation incidental to its business.

Item 2.  Changes in Securities and Use of Proceeds


         During the thirteen weeks ended June 30, 2001, Accuride issued no common stock or options.


Item 6.  Exhibits and Reports on Form 8-K


         EXHIBIT NO    DESCRIPTION

               10.1    Second Amended and Restated Credit Agreement dated July 27,
                       2001 between the Company, Accuride Canada Inc., Citicorp USA,
                       Inc., as administrative agent, Citibank, N.A., as the initial issuing bank, Salomon Smith Barney Inc., as arranger, Bankers
                       Trust Company, as syndication agent, and Wells Fargo Bank N.A., as documentation agent.
               10.2    Second Amended and Restated Pledge Agreement dated July 27,
                       2001 between the Company, Accuride Canada Inc., and Accuride
                       Ventures, Inc., as pledgors and Citicorp USA, Inc., as
                       administrative agent.
               10.3    Security Agreement dated July 27, 2001 between the Company, and
                       Accuride Canada, Inc., as borrowers, and Citicorp USA, Inc., as grantor and administrative agent.
               10.4    Security Agreement dated July 27, 2001 between Accuride Canada,
                       Inc., and Citicorp USA, Inc., as administrative agent.

         REPORTS ON FORM 8-K:

         No reports on Form 8-K have been filed during the three-month period ended June 30, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



ACCURIDE CORPORATION

/s/ William P. Greubel                                  Dated:  AUGUST 9, 2001
----------------------                                          --------------
William P. Greubel
President and Chief Executive Officer


/s/ John R. Murphy                                      Dated:  AUGUST 9, 2001
----------------------                                          --------------
John R. Murphy
Executive Vice President -- Finance and
Chief Financial Officer
Principal Accounting Officer