Form 10-Q
period 2001-09-30
ACCURIDE CORP
filed 2001-11-02
CIK 817979

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

As of September 30, 2001, 24,796 shares of Accuride Corporation common stock, par value $.01 per share, were outstanding.

                               ACCURIDE COPORATION

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION                                                   PAGE
     Item 1. Financial Statements

           Consolidated Balance Sheets as of September 30, 2001 (Unaudited)
           and December 31, 2000                                                   3


           Consolidated Statements of Income for the Three and Nine Months
             Ended September 30, 2001 and 2000 (Unaudited)                         4

           Consolidated Statement of Stockholders' Equity (Deficiency) for the
           Nine Months Ended September 30, 2001 (Unaudited)                        5

           Consolidated Statements of Cash Flows for the Nine Months Ended
           September 30, 2001 and 2000 (Unaudited)                                 6

           Notes to Unaudited Consolidated Financial Statements                    7

     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                             9

     Item 3. Quantitative and Qualitative Disclosures About Market Risk           15

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings                                                    17

     Item 2. Changes in Securities and Use of Proceeds                            17

     Item 6. Exhibits and Reports on Form 8-K                                     17

     Signatures                                                                   18

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

                              ACCURIDE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                         September 30,      December 31,
ASSETS                                                      2001                2000
                                                         (Unaudited)
                                                         -----------        -----------
CURRENT ASSETS:
  Cash and cash equivalents                               $  27,171          $  38,516
  Customer receivables, net of allowance for
     doubtful accounts of $714 and $806                      38,084             31,059
  Other receivables                                           2,117              4,325
  Inventories, net                                           29,520             37,484
  Supplies                                                    8,697              8,545
  Deferred income taxes                                       7,370              5,175
  Income taxes receivable                                       783                599
  Prepaid expenses and other current assets                   1,075                941
                                                          ---------          ---------
        Total current assets                                114,817            126,644

PROPERTY, PLANT AND EQUIPMENT, NET                          228,939            237,410

OTHER ASSETS:
  Goodwill, net of accumulated amortization
     of $42,081 and $38,949                                 124,221            127,353
  Investment in affiliates                                    3,408              3,189
  Deferred financing costs, net of accumulated
     amortization of $5,926 and $4,436                        9,317              9,546
  Pension benefit plan asset                                 10,964              9,678
  Other                                                       1,206              1,451
                                                          ---------          ---------
TOTAL                                                     $ 492,872          $ 515,271
                                                          =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
  Accounts payable                                        $  30,649          $  38,231
  Current portion of long-term debt                           9,375                 --
  Short term notes payable                                        0             17,500
  Accrued payroll and compensation                            8,416              7,584
  Accrued interest payable                                    6,570             11,830
  Accrued and other liabilities                              17,916             10,006
                                                          ---------          ---------
        Total current liabilities                            72,926             85,151

LONG-TERM DEBT, less current portion                        452,150            431,386

OTHER POSTRETIREMENT BENEFIT PLAN LIABILITY                  16,369             15,734

OTHER LIABILITIES                                             1,076              1,234

DEFERRED INCOME TAXES                                         2,051             10,966

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY):
  Preferred stock, $.01 par value; 5,000 shares
     authorized and unissued Common stock and
     additional paid in capital, $.01 par value;
     45,000 shares authorized, 24,923 and 24,923
     shares issued; 24,796 and 24,837 outstanding
     in 2001 and 2000                                        24,939             24,939
  Treasury stock, 127 shares and 86 shares at
     cost in 2001 and 2000                                     (735)              (505)
  Stock subscriptions receivable                               (638)              (868)
  Retained earnings (deficit)                               (75,216)           (52,766)
  Other comprehensive loss                                      (50)                --
                                                          ---------          ---------
        Total stockholders' equity (deficiency)             (51,700)           (29,200)
                                                          ---------          ---------
TOTAL                                                     $ 492,872          $ 515,271
                                                          =========          =========

See notes to unaudited consolidated financial statements

                              ACCURIDE CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                  Three Months Ended                     Nine Months Ended
                                                     September 30,                         September 30,
                                              ---------------------------          ----------------------------
                                                2001              2000               2001                2000
                                              --------          ---------          ---------          ---------
NET SALES                                     $ 77,714          $ 104,403          $ 260,700          $ 384,727

COST OF GOODS SOLD                              67,935             87,214            230,068            308,216
                                              --------          ---------          ---------          ---------
GROSS PROFIT                                     9,779             17,189             30,632             76,511

OPERATING:
  Selling, general and administrative            7,706              6,435             25,183             24,750
                                              --------          ---------          ---------          ---------
INCOME FROM OPERATIONS                           2,073             10,754              5,449             51,761

OTHER INCOME (EXPENSE):
  Interest income                                  226                596              1,244              1,448
  Interest (expense)                           (10,569)           (10,842)           (30,782)           (31,497)
  Equity in earnings of affiliates                  28                118                218                357
  Other income (expense), net                   (7,413)            (2,674)            (8,011)            (6,417)
                                              --------          ---------          ---------          ---------
INCOME (LOSS) BEFORE INCOME TAXES              (15,655)            (2,048)           (31,882)            15,652

INCOME TAX PROVISION (BENEFIT)                  (5,350)              (859)            (9,432)             6,574
                                              --------          ---------          ---------          ---------
NET INCOME (LOSS)                             $(10,305)         $  (1,189)         $ (22,450)         $   9,078
                                              ========          =========          =========          =========

See notes to unaudited consolidated financial statements.

                              ACCURIDE CORPORATION
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                    Common
                                                   Stock and                                 Accumulated                   Total
                                                   Additional                   Stock           Other       Retained   Stockholders'
                                   Comprehensive    Paid in      Treasury   Subscriptions   Comprehensive   Earnings      Equity
                                   Income (Loss)    Capital        Stock     Receivable     Income (Loss)   (Deficit)  (Deficiency)
                                   -------------   ----------    --------   -------------   -------------   --------   -------------
BALANCE AT JANUARY 1, 2001                 --       $ 24,939     $ (505)      $ (868)      $     --       $ (52,766)     $ (29,200)
  Net income (loss)                 $ (22,450)                                                              (22,450)       (22,450)
  Proceeds from Stock
    Subscriptions Receivable                                                     230                                           230
  Issuance of Management Shares                                                                                                 --
  Redemption of shares                                             (230)                                                      (230)
  Other Comprehensive
    Income (Loss):                                                                                                              --
      Cumulative Change in
        Accounting (Net of tax)          (189)                                                 (189)                          (189)
      Realization of Deferred
        Amounts (Net of tax)              139                                                   139                            139
  Comprehensive Income (Loss)       $ (22,500)
                                    =========
BALANCE AT SEPTEMBER 30, 2001                       $ 24,939     $ (735)      $ (638)      $    (50)      $ (75,216)     $ (51,700)
                                                    ========     ========       =====       ========       ========       ========

See notes to unaudited consolidated financial statements

                              ACCURIDE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                        Nine Months Ended
                                                                           September 30,
                                                                    --------------------------
                                                                      2001              2000
                                                                    --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                 $(22,450)         $  9,078
  Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
    Depreciation                                                      18,941            19,649
    Amortization                                                       4,701             4,896
    Losses on asset disposition                                           33               931
    Gain on early retirement of debt                                      --              (320)
    Deferred income taxes                                            (11,109)            3,037
    Equity in earnings of affiliates                                    (219)             (357)
  Changes in certain assets and liabilities:
    Receivables                                                       (4,817)           22,128
    Inventories and supplies                                           7,683            (7,235)
    Prepaid expenses and other assets                                 (1,330)            1,313
    Accounts payable                                                  (7,582)            3,457
    Accrued and other liabilities                                      3,879            (7,995)
                                                                    --------          --------
        Net cash provided by (used in) operating activities          (12,270)           48,582

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                          (9,707)          (42,583)
  Capitalized interest                                                  (667)               --
                                                                    --------          --------
        Net cash used in investing activities                        (10,374)          (42,583)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in revolving credit advance                            25,000                --
  Payments on long-term debt                                          (4,940)          (13,405)
  Payments on short-term advance                                      (7,500)               --
  Deferred financing fees                                             (1,261)               --
  Proceeds from stock subscriptions receivable                           230               725
  Redemption of shares                                                  (230)             (290)
                                                                    --------          --------
        Net cash provided by (used in) financing activities           11,299           (12,970)

  Decrease in cash and cash equivalents                              (11,345)           (6,971)
  Cash and cash equivalents, beginning of period                      38,516            32,493
                                                                    --------          --------
  Cash and cash equivalents, end of period                          $ 27,171          $ 25,522
                                                                    ========          ========

See notes to unaudited consolidated financial statements

ACCURIDE CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
AS OF SEPTEMBER 30, 2001 AND DECEMBER 31, 2000 AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
--------------------------------------------------------------------------------

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

The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

Note 2 - ACCOUNTING CHANGE

SFAS 141 - Effective July 1, 2001, Accuride adopted Statements of Financial Accounting Standards ("SFAS") No. 141, "Accounting for Business Combinations". This statement establishes accounting and reporting standards for business combinations and prohibits the use of the pooling-of-interests method of accounting for those transactions after June 30, 2001. This statement has had no effect on the Company's financial statements.

SFAS 133 - Effective January 1, 2001, Accuride adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income
(OCI) and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

The adoption of SFAS 133 resulted in a net pre-tax reduction to OCI of $300 ($189 after tax). The reduction in OCI was attributable to a net unrealized loss on cash flow hedges. During the nine month period ended September 30, 2001, $139 was reclassified into cost of goods sold as the related derivative instruments matured. The remaining $50 in OCI will be reclassified into earnings as realized during the fourth quarter of 2001.

The Company uses derivative instruments, which are not designated as hedging instruments, to manage exposures to foreign currency, commodity prices, and interest rate risks. The Company's objectives for holding derivatives are to minimize the risks using the most effective methods to eliminate or reduce the impacts of these exposures.

Note 3 - INVENTORIES - Inventories were as follows:

                                       September 30,   December 31,
                                           2001           2000
                                       -------------   ------------
     Raw Materials                       $ 3,880         $ 7,650
     Work in Process                      10,985          11,163
     Finished manufactured goods          13,846          17,731
     LIFO adjustment                         809             940
                                         -------         -------
         Inventories, net                $29,520         $37,484
                                         =======         =======

Note 4 - LABOR RELATIONS - The Company's prior contract with the United Auto Workers ("UAW") covering employees at the Henderson, Kentucky, facility expired in February 1998, and the Company was not able to negotiate a mutually acceptable agreement with the UAW. As a result, a strike occurred at the Henderson facility on February 20, 1998. On March 31, 1998, the Company began an indefinite lockout. The Company is continuing to operate with its salaried employees and contractors. Currently, there is, and the Company believes that there will be, no supply disruption to the Company's customer base; however, there can be no assurance to that effect.

Note 5 - SUPPLEMENTAL CASH FLOW DISCLOSURE - During the nine months ended September 30, 2001 and 2000, the Company paid $35,140 and $34,489 for interest and $1,834 and $1,622 for income taxes, respectively.

Note 6 - RESTRUCTURING RESERVE - Included in the Company's operating results for the nine months ended September 30, 2001, are restructuring charges of $2.7 million. These charges result from the Company's plans to close its Columbia, Tennessee, facility and consolidate the production of light wheels into its other facilities. The Company anticipates that these restructuring activities will be completed by the end of the third quarter of fiscal year 2002.

Note 7 - NEW ACCOUNTING PRONOUNCEMENTS

SFAS 142 - On July 20, 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 142, "Accounting for Goodwill and Other Intangible Assets". SFAS 142 is effective for the Company beginning January 1, 2002. The Statement establishes accounting and reporting standards for goodwill and intangible assets. Beginning January 1, 2002, the Company will no longer amortize goodwill, but will test for impairment at least annually. Management is still evaluating the full effect of this new accounting standard on the financial statements.

SFAS 144 - On October 3, 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 is effective for the Company beginning January 1, 2002. The Statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed. Management is still evaluating the full effect of this new accounting standard on the financial statements.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000.

The following table sets forth certain income statement information of Accuride for the three months ended September 30, 2001 and September 30, 2000:

                                                   September 30, 2001                    September 30, 2000
                                              ---------------------------           ---------------------------
     Net sales                                $  77,714            100.0%           $ 104,403            100.0%
     Gross profit                                 9,779             12.6%              17,189             16.5%
     Operating expenses                           7,706              9.9%               6,435              6.2%
     Income from operations                       2,073              2.7%              10,754             10.3%
     Equity in earnings of affiliates                28              0.0%                 118              0.1%
     Other income (expense)                     (17,756)           (22.8%)            (12,920)           (12.4%)
     Net income (loss)                          (10,305)           (13.3%)             (1,189)            (1.1%)
     OTHER DATA:
     Adjusted EBITDA                          $  10,002             12.8%(a)        $  18,191             17.3%(a)

--------------
(a) Represents Adjusted EBITDA less equity in earnings of affiliates as a percent of sales.

NET SALES. Net sales decreased by $26.7 million, or 25.6%, for the three months ended September 30, 2001 to $77.7 million, compared to $104.4 million for the three months ended September 30, 2000. The decrease is due to the cyclical downturn of the entire Heavy/Medium commercial vehicle market and the general overall decline in the US economy. The cyclicality of the Heavy/Medium commercial vehicle market is affected by a number of economic factors including inventory levels, industrial production, and general economic demand for consumer goods. We anticipate the demand for Heavy/Medium Trucks to continue to be soft for the next several quarters.

GROSS PROFIT. Gross profit decreased $7.4 million, or 43.0%, to $9.8 million for the three months ended September 30, 2001 from $17.2 million for the three months ended September 30, 2000. The principal cause for the decrease in gross profit was the decrease in sales volume. The decrease in sales volume was partially offset by productivity improvements, reduced overtime, and cost savings achieved through a reduction in work force. Gross profit as a percentage of net sales decreased to 12.6% for the three months ended September 30, 2001 from 16.5% for the three months ended September 30, 2000. The decrease in gross profit as a percentage of sales is due to lower margins resulting from loss of volume and the resulting per unit cost increases due to spreading fixed costs over fewer production units.

OPERATING EXPENSES. Operating expenses increased $1.3 million, or 20.3%, to $7.7 million for the three months ended September 30, 2001 from $6.4 million for the three months ended September 30, 2000. The quarterly expense for the period ending September 30, 2000 was unusually low due to a $1.6 million adjustment to reduce the employee bonus and profit sharing liabilities which were accrued in the first half of 2000. Excluding the $1.6 million adjustment, operating expenses decreased $0.3 million, or 4.7%, to

$6.1 million for the three months ended September 30, 2001 from $6.4 million for the three months ended September 30, 2000.

OTHER INCOME (EXPENSE). Other expense increased $4.9 million, or 38.0%, to $17.8 million for the three-month period ended September 30, 2001 compared to $12.9 million for the three months ended September 30, 2000, due primarily to fluctuations in foreign currency rates, interest rates, and commodity prices which negatively impacted the value of our derivative instruments.

ADJUSTED EBITDA. Adjusted EBITDA decreased $8.2 million, or 45.1% to $10.0 million for the three months ended September 30, 2001 from $18.2 million for the three months ended September 30, 2000 due to the lower gross profit as described above. In determining Adjusted EBITDA for the three months ended September 30, 2001, income from operations has been increased by (1) depreciation and amortization (except for amortization of deferred financing costs), (2) equity in earnings of affiliates, and (3) $0.2 million of financing costs related to the amended and restated credit facility. In determining Adjusted EBITDA for the three months ended September 30, 2000, income from operations has been increased by (1) depreciation and amortization (except for amortization of deferred financing costs), and (2) equity in earnings of affiliates.

NET INCOME (LOSS). Accuride had a net loss of $10.3 million for the three months ended September 30, 2001 compared to a net loss of $1.2 million for the three months ended September 30, 2000 due to lower pretax earnings, as described above.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000.

The following table sets forth certain income statement information of the Company for the nine months ended September 30, 2001 and September 30, 2000:

                                                   September 30, 2001                   September 30, 2000
                                              ---------------------------           ---------------------------
     Net sales                                $ 260,700            100.0%           $ 384,727            100.0%
     Gross profit                                30,632             11.7%              76,511             19.9%(b)
     Operating expenses                          25,183              9.7%              24,750              6.4%
     Income from operations                       5,449              2.1%              51,761             13.5%
     Equity in earnings of affiliates               218              0.1%                 357              0.1%
     Other income (expense)                     (37,549)           (14.4%)            (36,466)            (9.5%)
     Net income (loss)                          (22,450)            (8.6%)              9,078              2.4%
     OTHER DATA:
     Adjusted EBITDA                          $  32,256             12.3%(a)        $  80,898             20.9%(a)

--------------
(a) Represents Adjusted EBITDA less equity in earnings of affiliates as a percent of sales.

(b) Includes a one-time restructuring adjustment for Accuride de Mexico, S.A. de C.V. ("AdM") of $3.3 million.

NET SALES. Net sales decreased by $124.0 million, or 32.2%, for the nine months ended September 30, 2001 to $260.7 million, compared to $384.7 million for the nine months ended September 30, 2000. The decrease in net sales is primarily due to the cyclical downturn of the entire Heavy/Medium commercial vehicle market and the general overall decline in the US economy. The cyclicality of the Heavy/Medium commercial vehicle market is affected by a number of economic factors including inventory levels, industrial production, and general economic demand for consumer goods. We anticipate the demand for Heavy/Medium Trucks to continue to be soft for the next several quarters.

GROSS PROFIT. Gross profit decreased by $45.9 million, or 60.0%, to $30.6 million for the nine months ended September 30, 2001 from $76.5 million for the nine months ended September 30, 2000. The principal cause for the decrease in gross profit was the decrease in sales volume. In addition to the decrease in sales volume, gross profit was affected by unfavorable cost issues relating to the production of wheels, including higher natural gas prices and lower steel scrap prices. These unfavorable variances were partially offset by productivity improvements, reduced overtime, and cost savings achieved through a reduction in work force. Included in gross profit are $2.9 million of restructuring and relocation charges for the closure of our Columbia plant and the consolidation of our light wheel process. In 2000, a one-time charge of $3.3 million was included in gross profit related to the transition and high start-up production costs at the new facility in Monterrey, Mexico. Gross profit as a percentage of net sales decreased to 11.7% for the nine months ended September 30, 2001 from 19.9% for the nine months ended September 30, 2000. The decrease in gross profit as a percentage of sales is due to lower margins resulting from loss of volume and resulting per unit cost increases due to spreading fixed cost over fewer production units. Excluding the one-time $2.9 million restructuring and relocation charge in 2001 and the $3.3 million transition and start-up costs in 2000, gross profit as a percentage of net sales decreased to 10.6% for the nine months ended September 30, 2001 from 19.0% for the nine months ended September 30, 2000.

OPERATING EXPENSES. Operating expenses increased by $0.4 million, or 1.6%, to $25.2 million for the nine months ended September 30, 2001 from $24.8 million for the nine months ended September 30, 2000.

OTHER INCOME (EXPENSE). Other expense increased $1.0 million, or 2.7%, to $37.5 million for the nine-month period ended September 30, 2001 compared to $36.5 million for the nine months ended September 30, 2000, due primarily to fluctuations in foreign currency rates, interest rates, and commodity prices which negatively impacted the value of our derivative instruments.

ADJUSTED EBITDA. Adjusted EBITDA decreased by $48.6 million, or 60.1%, to $32.3 million for the nine months ended September 30, 2001 from $80.9 million for the nine months ended September 30, 2000 due to the lower gross profit as described above. In determining Adjusted EBITDA for the nine months ended September 30, 2001, income from operations has been adjusted by (1) depreciation and amortization (except for amortization of deferred financing costs), (2) equity in earnings of affiliates, (3) $1.4 million of costs related to a reduction in the employee workforce, (4) a $2.9 million adjustment associated with the restructuring of light wheel production, and (5) $0.2 million of financing costs related to the amended and restated credit facility. In determining Adjusted EBITDA for the nine months ended September 30, 2000, income from operations has been adjusted by (1) depreciation and amortization (except for amortization of deferred financing costs), (2) equity in earnings of affiliates, (3) $2.7 million of aborted merger and acquisition costs, and (4) a $3.3 million adjustment for restructuring costs related to operations at the Monterrey, Mexico, facility.

NET INCOME (LOSS). Accuride had a net loss of $22.5 million for the nine months ended September 30, 2001 compared to net income of $9.1 million for the nine months ended September 30, 2000 due to lower pretax earnings, as described above.

CHANGES IN FINANCIAL CONDITION

At September 30, 2001, Accuride's total assets amounted to $492.9 million, as compared to $515.3 million at December 31, 2000. The $22.4 million or 4.3% decrease in total assets during the nine months ended September 30, 2001 was primarily the result of an increase in net receivables of $4.8 million, an increase in deferred income taxes of $2.2 million, and an increase in pension benefit plan assets of $1.3 million, offset by an $11.3 million decrease in cash, an $8.0 million decrease in inventories, an $8.5 million decrease in net property, plant and equipment and a $3.2 million decrease in goodwill. Net receivables increased due to higher sales in the month of September 2001 compared to December 2000 and an increase in days sales outstanding. Deferred income taxes receivable increased as a result of book and tax timing differences. Pension benefit plan assets were increased to meet statutory funding requirements. Cash decreased due to loss on operations and changes in working capital. Inventories decreased primarily in response to the downturn in customer demand and management's focus on raw material management. Net property, plant and equipment and goodwill decreased as the result of normal depreciation and amortization expense.

At September 30, 2001, Accuride's total liabilities amounted to $544.6 million, as compared to $544.5 million at December 31, 2000. The $0.1 million increase in total liabilities was primarily a result of the $25.0 million net borrowings under the Revolver and an increase in net accruals and other liabilities of $4.0 million offset by a $7.6 million decrease in trade payables, a $12.4 million repayment on term loans, and a $8.9 million decrease in deferred income taxes. The increase in net accruals and other liabilities is due to the timing of payments. The decrease in trade payables is consistent with the decrease in inventory and capital spending. The Company repaid $7.5 million on the AdM working capital facility and $4.9 million was prepaid on the Term loans. The deferred income tax liability decreased due to current net operating losses that we will be able to utilize in future years to offset taxable income.

CAPITAL RESOURCES AND LIQUIDITY

Accuride's primary sources of liquidity during the nine months ended September 30, 2001 were cash reserves and borrowings under the Revolver. Primary uses of cash were funding operating shortfalls, seasonal working capital needs, capital expenditures and debt service.

As of September 30, 2001, Accuride had cash and cash equivalents of $27.2 million compared to $38.5 million at December 31, 2000. Accuride's operating activities for the nine months ended September 30, 2001 used $12.3 million of cash compared to $48.6 million of cash generated for the nine months ended September 30, 2000. Investing activities for the nine months ended September 30, 2001 used $10.4 million compared to $42.6 million for the nine months ended September 30, 2000.

Financing activities provided $11.3 million during the nine months ended September 30, 2001. Cash flow from financing activities used $13.0 million for the nine months ended September 30, 2000.

During the nine-month period ended September 30, 2001, Accuride repurchased 40 shares of the Company's common stock from a former management employee for approximately $0.2 million.

Accuride incurred capital expenditures in the year ended December 31, 2000 of $51.7 million. Capital expenditures are expected to approximate $18 million in the year 2001. Capital expenditures in 2000 were unusually high as a result of significant capacity expansion projects that were underway. These projects were substantially complete by the end of 2000. Management has evaluated the Company's capital plan in light of the industry downturn and believes that the 2001 capital expenditures will be sufficient to properly maintain machinery and equipment and also provide quality improvements and increased productivity. It is anticipated that these expenditures will fund (1) maintenance of business expenditures of approximately $6 million; (2) carryover project spending of approximately $4 million to complete our aluminum forging and machining capacity expansion and the completion of our new assembly process for light wheels; (3) quality and cost reduction improvements of approximately $4 million; and (4) capital costs of approximately $4 million associated with the relocation and installation of light wheel production equipment previously located in Columbia, Tennessee.

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

FACTORS AFFECTING FUTURE RESULTS

In this report, Accuride has made various statements regarding current expectations or forecasts of future events. These statements are "forward-looking statements" within the meaning of that term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are also made from time-to-time in press releases and in oral statements made by Accuride's officers. Forward-looking statements are identified by the words "estimate," "project," "anticipate," "will continue," "will likely result," "expect," "intend," "believe," "plan," "predict" and similar expressions. Forward looking statements also include statements regarding the market demand for Heavy/Medium Trucks, Accuride's foreseeable working capital needs for the next twelve months, the availability of additional capital to Accuride, continuation of operational improvements and sources of supply of raw materials, the lack of future supply disruption as a result of labor issues, and improvement in demand for our products and the expansion of our markets. Such forward-looking statements are based on assumptions and estimates, which although believed to be reasonable, may turn out to be incorrect. Therefore, undue reliance should not be placed upon these estimates and statements. Accuride cannot assure that any of these statements or estimates will be realized and actual results may differ from those contemplated in these "forward-looking statements." Accuride undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise. You are advised to consult further disclosures Accuride may make on related subjects in its filings with the SEC. Accuride cannot assure you that its expectations, beliefs, or projections will result or be achieved or accomplished. In addition to other factors discussed in this report, some of the important factors that could cause actual results to differ materially from those discussed in the forward-looking statements include the following:

o Accuride's credit documents contain significant financial and operating covenants that limit the discretion of management with respect to certain business matters. Accuride must also meet certain financial ratios and tests. Failure to comply with the obligations contained in the debt agreements could result in an event of default, and possibly the acceleration of the related debt and the acceleration of debt under other instruments evidencing debt that may contain cross-acceleration or cross-default provisions;

o current conditions in the economy could worsen and a recession may persist longer than anticipated;

o the decrease in general market demand for Accuride's products due to high inventory levels of heavy and medium trucks and other unfavorable conditions affecting the industry could be greater than anticipated;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Accuride, in the normal course of doing business, is exposed to the risks associated with changes in foreign exchange rates, raw material/commodity prices, and interest rates. Accuride uses derivative instruments to manage these exposures. The objectives for holding derivatives are to minimize the risks using the most effective methods to eliminate or reduce the impacts of these exposures.

FOREIGN CURRENCY RISK

Certain forecasted transactions, assets, and liabilities are exposed to foreign currency risk. Accuride monitors its foreign currency exposures to maximize the overall effectiveness of its foreign currency derivatives. The principal currency of exposure is the Canadian dollar. Forward foreign exchange contracts, not designated as hedging instruments under SFAS 133, are used to offset the impact of the variability in exchange rates on our operations, cash flows, assets and liabilities. At September 30, 2001, Accuride had open foreign exchange forward contracts of $75.1 million. Foreign exchange forward contract maturities are from one to fifteen months. Management believes the use of foreign currency financial instruments reduces the risks that arise from doing business in international markets.

Accuride's foreign currency derivative contracts provide only limited protection against currency risks. Factors that could impact the effectiveness of Accuride's currency risk management programs include accuracy of sales estimates, volatility of currency markets and the cost and availability of derivative instruments. The counterparties to the foreign exchange contracts are financial institutions with investment grade credit ratings. The use of forward contracts protects Accuride's cash flows against unfavorable movements in exchange rates, to the extent of the amount under contract. A 10% adverse change in currency exchange rates for the foreign currency derivatives held at September 30, 2001, would have an impact of approximately $7.5 million on the fair value of such instruments. This quantification of exposure to the market risk associated with foreign exchange financial instruments does not take into account the offsetting impact of changes in the fair value of Accuride's foreign denominated assets, liabilities and firm commitments.

RAW MATERIAL/COMMODITY PRICE RISK

Accuride relies upon the supply of certain raw materials and commodities in our production processes and we have entered into firm purchase commitments for steel and aluminum. The exposures associated with these commitments are primarily managed through the terms of the sales, supply, and procurement contracts. Additionally, Accuride uses commodity price swaps and futures contracts to manage the variability in certain commodity prices. Commodity price swap and futures contracts, not designated as hedging instruments under SFAS 133, are used to offset the impact of the variability in certain commodity prices on our operations and cash flows. At September 30, 2001, Accuride had open commodity price swaps and futures contracts of $4.4 million. These commodity price swaps and futures contracts had maturities from one to fifteen months. A 10% adverse change in commodity prices would have an impact of approximately $.4 million on the fair value of these contracts. Accuride is exposed to credit related losses in the event of nonperformance by the counterparties to the commodity price swaps and futures contracts, although no such losses are expected as the primary counterparty is a financial institution having an investment grade credit rating.

INTEREST RATE RISK

Accuride uses long-term debt as a primary source of capital in its business. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for its long-term fixed-rate debt and other types of long-term debt at September 30, 2001:

(Dollars in Thousands)                                                                                             Fair
                    2001       2002         2003          2004         2005        Thereafter       Total          Value
                    ----     -------       ------       -------       -------      ----------      --------       --------
Long-term Debt:
Fixed                                                                               $189,900       $189,900       $110,142
Avg. Rate                                                                              9.25%          9.25%
Variable             $0      $12,500       $4,125       $36,000       $56,404       $163,256       $272,285       $225,997
Avg. Rate                      7.13%        7.28%         6.74%         8.67%          7.88%          7.85%

Accuride is exposed to the variability of interest rates on its variable rate debt. Accuride has used an interest rate swap to alter interest rate exposures between fixed and variable rates on a portion of Accuride's long-term debt. As of September 30, 2001, an interest rate swap of $100.0 million was outstanding. Under the terms of the interest rate swap, Accuride agrees with the counterparty to exchange, at specified intervals, the difference between 4.78% and the variable rate interest amounts calculated by reference to the notional principal amount. The interest rate swap was effective in July 2001 and matures in July 2003. This interest rate swap, not designated as a hedging instrument under SFAS 133, is used to offset the impact of the variability in interest rates on portions of Accuride's variable rate debt. Accuride is exposed to credit related losses in the event of nonperformance by the counterparty to the interest rate swap, although no such losses are expected as the counterparty is a financial institution having an investment grade credit rating.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     Neither Accuride nor any of its subsidiaries is a party to any material legal proceeding. However, Accuride from time-to-time is involved in ordinary routine litigation incidental to its business.

Item 2. Changes in Securities and Use of Proceeds

     During the thirteen weeks ended September 30, 2001, Accuride issued no common stock or options.

Item 6. Exhibits and Reports on Form 8-K

     EXHIBITS:

     None

     REPORTS ON FORM 8-K:

     No reports on Form 8-K have been filed during the three-month period ended September 30, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


ACCURIDE CORPORATION

/s/ William P. Greubel                       Dated: November 1, 2001
-------------------------------------               ----------------
William P. Greubel
President and Chief Executive Officer

/s/ John R. Murphy                           Dated: November 1, 2001
-------------------------------------               ----------------
John R. Murphy
Executive Vice President-Finance and
Chief Financial Officer
Principal Accounting Officer