Form 10-K405
period 2001-12-31
ACCURIDE CORP
filed 2002-03-15
CIK 817979

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                              to

Commission File Number 333-50239

ACCURIDE CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	61-1109077
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
7140 Office Circle, Evansville, Indiana	47715
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code: (812) 962-5000
Securities registered pursuant to Section 12(b) of the Act:

"None"

Securities registered pursuant to Section 12(g) of the Act:

"None"

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        As of March 1, 2002, 24,796 shares of Accuride Corporation common stock, par value $.01 per share (the "Common Stock") were outstanding. The Common Stock is privately held and, to the knowledge of registrant, no shares have been sold in the past 60 days, therefore the Company cannot make a determination regarding the market value of the Common Stock held by non-affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

None

ACCURIDE CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2001

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

        Accuride sells its Wheels primarily to Heavy/Medium Truck, Trailer and Light Truck (as defined) original equipment manufacturers ("OEMs"). Major customers include Ford Motor Company ("Ford"), Freightliner Corporation ("Freightliner"), General Motors Corporation ("General Motors"), Mack Trucks, Inc. ("Mack"), International Truck and Engine Corporation ("International"), Volvo Trucks North America ("Volvo") and Paccar, Inc. ("Paccar"). For over 10 years, Accuride's steel Wheels have been standard equipment at all North American Heavy/Medium Truck OEMs and at a number of North American Trailer OEMs. In addition, our steel Wheels are standard equipment at a majority of North America's largest trucking fleets, including J.B. Hunt Transport Services, Ryder Truck Rental, Inc., WPS, Ruan Transportation Management Systems, and Schneider Specialized Carriers, Inc. Accuride's aluminum Wheels are standard equipment at Volvo, International, and Freightliner. Approximately 25% of Accuride's sales are to Light Truck OEMs such as Ford and General Motors.

        The North American vehicle market served by Accuride can be divided into three categories: (i) Heavy/ Medium Trucks, (ii) Trailers and (iii) other vehicles such as light commercial trucks, pick-up trucks, sport utility vehicles and vans ("Light Trucks").

Corporate History

        Accuride and Accuride Canada Inc., a corporation formed under the laws of the province of Ontario, Canada and a wholly owned subsidiary of Accuride, were incorporated in November 1986 for the purpose of acquiring substantially all of the assets and assuming certain of the liabilities of Firestone Steel Products, a division of The Firestone Tire & Rubber Company. The respective acquisitions by the companies were consummated in December 1986. In 1988, the Company was purchased by Phelps Dodge Corporation ("Phelps Dodge"), the sole owner prior to the Recapitalization described below. See "The Recapitalization." As used herein, the terms "Accuride", "Company", "we", "us", and "our" include subsidiaries and predecessors unless the context indicates otherwise.

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

        The Financings included (i) an aggregate of approximately $164.8 million of bank borrowings by the Company, including $135.0 million of borrowings under senior secured term loans (the "Term Loans") and $29.8 million of borrowings under a $140.0 million senior secured revolving credit facility (the "Revolver" and, together with the Term Loans, the "Credit Facility"), and (ii) $200.0 million aggregate principal amount of private notes ("Private Notes"). The Revolver is available for our working capital requirements and to facilitate future growth opportunities. The Term Loans and Revolver were amended and restated effective July 27, 2001 as discussed in the Capital Resources and Liquidity section of Item 7. The Private Notes were exchanged for public notes ("Exchange Notes") which were registered under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to a registration statement on Form S-4 declared effective by the Securities and Exchange Commission (the "Commission") on July 23, 1998. The Exchange Notes evidence the same debt as the Private Notes (which they replace) and are entitled to the benefits of an indenture dated January 21, 1998 (the "Indenture"). The Private Notes and the Exchange Notes are sometimes collectively referred to herein as the "Notes."

Acquisitions

        AKW L.P.    AKW L.P., a Delaware limited partnership ("AKW") was formed in 1997 as a 50-50 joint venture between Accuride and Kaiser Aluminum and Chemical Corporation ("Kaiser") to design, manufacture, and sell heavy-duty forged aluminum Wheels. On April 1, 1999, Accuride acquired Kaiser's 50% interest in AKW.    In connection with the acquisition, AKW and Kaiser amended and restated an existing lease agreement pursuant to which AKW leases certain property from Kaiser.    Total consideration paid to Kaiser for the 50% interest was approximately $71 million.    The acquisition has been accounted for by the purchase method of accounting. The goodwill recorded in connection with the acquisition is being amortized on the straight-line method over 40 years.

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

Joint Venture

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

Industry Overview

        Currently, the size of the steel and aluminum commercial vehicle Wheel industry for Heavy/Medium Trucks and Trailers in North America is approximately $0.4 billion, and the size of the steel and aluminum Wheel industry for Light Trucks in North America is approximately $1.4 billion. Wheels are produced for (i) Heavy/Medium Trucks, which are over-the-road vehicles designed to carry over 10,000 pounds such as large multi-axle rigs, buses and moving trucks; (ii) Trailers, which includes trailers and chassis; and (iii) Light Trucks, which are vehicles designed to carry under 10,000 pounds such as pick-up trucks, walk-in delivery vans and sport utility vehicles. Wheels and rims produced for Heavy/Medium Trucks and Trailers are larger and heavier dual type Wheels. Wheels produced for Light Trucks are generally smaller and lighter single or dual type Wheels requiring lower load requirements.

        The commercial Wheel industry may be categorized in three ways: (i) by vehicle category-Heavy/Medium Wheels and Light Truck Wheels, (ii) by production material-steel and aluminum Wheels, and (iii) by vehicle application-dual and single Wheels.

        Heavy/Medium Wheels and Light Truck Wheels.    Heavy/Medium Wheels range in diameter from 17.5" to 24.5". Purchasers of Heavy/Medium Wheels consist primarily of Heavy/Medium Truck OEMs such as Freightliner, Paccar, International, Mack, and Volvo, and Heavy/Medium Trailer OEMs such as Great Dane Limited Partnership ("Great Dane"), Utility Trailer Manufacturing Company ("Utility") and Wabash National, Inc. ("Wabash"). The Heavy/Medium Wheel market is driven by the volume of Heavy/Medium Truck and Trailer manufacturing, which is tied to macroeconomic trends such as economic growth, fuel prices, interest rates, and insurance expense. In 2001, industry sales of Heavy/Medium Wheels in North America were approximately $0.4 billion.

        Light Truck Wheels range in diameter from 14" to 20". Purchasers of Light Truck Wheels consist primarily of Light Truck OEMs such as Ford and General Motors. The Light Truck Wheel market is driven by the volume of production of Light Trucks and performance automobiles as well as the trend toward the use of larger diameter Light Truck Wheels in smaller Light Trucks such as sport utility vehicles to improve styling and performance. In 2001, industry sales of Light Truck Wheels in North America were approximately $1.4 billion.

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

Products and Services

        Accuride has the broadest product line in the North American Heavy/Medium Wheel industry. We also compete in the Light Truck Wheel market for larger (with diameters of 16" and over) steel Wheels for Light Trucks. Accuride offers steel and aluminum Wheels for Heavy/Medium Trucks and Trailers, heavy-duty Wheels for the vocational vehicle industry and stylized steel Wheels for Light Trucks. Accuride distributes its products directly to OEMs and through independent distributors.

Customers

        Accuride's customers fall into four general categories: (i) Heavy/Medium Truck OEMs (which represented approximately 43% of the Company's 2001 net sales); (ii) Trailer OEMs (which represented approximately 17% of the Company's 2001 net sales); (iii) Light Truck OEMs (which represented approximately 25% of the Company's 2001 net sales); and (iv) aftermarket distributors and others (which represented approximately 15% of the Company's 2001 net sales). Accuride's major customers include Freightliner, Volvo, Mack, International and Paccar, which are Heavy/Medium Truck OEMs; Great Dane, Utility, Wabash, and Stoughton Trailers, Inc., which are Trailer OEMs; and Ford, DaimlerChrysler and General Motors, which are Light Truck OEMs. Accuride derived approximately 21.3%, 12.4%, and 12.1% of its 2001 net sales from Ford, Freightliner, and International, respectively. The loss of a significant portion of sales to any of these OEMs could have a negative impact on our business. Accuride also serves the aftermarket through a broad network of distributors.

        Accuride's design engineers work closely with its customers to support the vehicle system design. Established contacts with OEM engineers enable us to track industry trends, including new features and styles, and to ensure that new products meet changing requirements for new vehicle systems. For example, over the last few years, we have responded to and worked with customers to complete significant new development programs in the areas of full-contoured styled Light Truck steel Wheels and styled- aluminum Wheels.

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

Manufacturing

        Continuous Productivity Improvement.    Accuride has developed and implemented a cost reduction and productivity program to continuously improve its operations and to modernize, upgrade and automate its manufacturing facilities. Since 1998, we have invested over $120 million to improve our facilities, including selected use of robotics and other automation, connection of the automated component lines to the assembly lines, and improvement in product quality through upgrading of key processes. The success of this program is reflected in improvements in operating results, cost-reduction, capacity, product quality and plant safety. The majority of our recent expenditures targeted the Tubeless Heavy/Medium Steel Wheel production processes at the Henderson, Kentucky and Ontario,

Canada, facilities, the Light Truck Steel Wheel production process at the Ontario, Canada, facility, and a major expansion of Tubeless Heavy Aluminum Wheel production capacity at the Erie, Pennsylvania, facility. We have budgeted approximately $19.3 million in 2002 for capital spending of which $11.8 million is for productivity and capacity rationalization programs. Management believes that its emphasis on low-cost manufacturing will continue to yield significant operational improvements, although no assurance of such improvements can be given.

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

        Coating/Finishing.    Accuride pre-treats all steel Wheels in zinc phosphate, then applies an electro-disposition coating ("E-coat"), which is an acrylic, cathodic, gray or white base coating that provides resistance to corrosion. Subsequently, some customers may choose to have us add a topcoat over the E-coat for further protection.

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

        Machining.    Accuride uses machining processes at its Cuyahoga Falls, Ohio, and Erie, Pennsylvania, facilities to convert processed forgings into finished machined Wheels. Capital investments during 2000 and 2001 have expanded Accuride's machining capability. We believe that the control of the final machined finish is essential to meet customer appearance standards.

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

        Aluminum Suppliers.    Accuride obtains aluminum through third-party suppliers. We believe that aluminum is readily available from a variety of sources. We use commodity price swaps to partially protect against changes in the market price of aluminum. See "Item 7A—Quantitative and Qualitative Disclosure about Market Risk" for our discussion on commodity price risk.

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

        Accuride has appointed independent distributors in every major market area in the United States, Canada, and Mexico. The majority of these distributors are members of the National Wheel and Rim Association and serve aftermarket needs and small OEMs that we do not service directly. As a service to the aftermarket and small OEMs, we also provide order consolidation services from our warehouse in Taylor, Michigan.

Competition

        Accuride competes on the basis of price, delivery, quality, product line breadth and service. Our competitive advantages include long standing customer relationships, broad product lines in steel and aluminum, high quality products and low manufacturing costs. Due to the breadth of our product line, we compete with different companies in different markets. Our principal competitor in the dual steel Heavy/Medium Wheel and single steel Light Truck Wheel markets is Hayes Lemmerz International, Inc. ("Hayes"). Hayes has established a significant global presence and we believe Hayes is the market leader in the single Light Truck Wheel market and in the passenger car Wheel industry, which are more diversified markets than the other markets in which we compete. In the dual steel Light Truck Wheel industry, Accuride's principal competitor is ArvinMeritor Automotive, Inc. ("Meritor"). All of the dual Wheels sold by Meritor in North America are produced in either Brazil or Mexico. In the dual aluminum Heavy/Medium Wheel market, Accuride's principal competitor is Alcoa, Inc. ("Alcoa"), which we believe has the leading share in that market. Alcoa does not produce steel Wheels.

Employees

        As of January 31, 2002, Accuride had 1,887 employees. The following facilities are currently unionized: Henderson, Kentucky, plant; London, Ontario, Canada, plant; Erie, Pennsylvania, plant; and Monterrey, Mexico, plant.

        Hourly employees at the Henderson, Kentucky, facility are represented by the International Union, Automobile, Aerospace, and Agriculture Implement Workers of America ("UAW") Local #2036. The Company's contract with the UAW expired in February 1998. Accuride was not able to negotiate a mutually acceptable agreement with the UAW, and a strike occurred at the Henderson, Kentucky, facility on February 20, 1998. Effective as of March 31, 1998, we began an indefinite lockout in order to provide security for plant personnel and equipment. The UAW has rejected all of our offers, and the parties continue to be unable to reach an agreement. We are continuing to operate with salaried employees and outside contractors. Currently, there is no, and we do not believe that there will be any, supply disruption to our customer base; however, there can be no assurance to that effect. A supply disruption to our customer base could have a material adverse effect on the Company. Management does not believe that the strike had any material affect on pre-tax earnings in 2001.

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

Research and Development

        The Research and Development ("R&D") department is composed of 29 employees, 18 of whom are degreed engineers (nine with advanced degrees). The objectives of the R&D department are to design and develop new products, provide technical support and service to customers and to investigate and develop new process technology. Over the last few years, Accuride has completed significant new product and process development programs in the areas of full-faced styled steel Wheels, high strength, low alloy Wheels ("HSLA"), new forged aluminum Wheel designs, cast aluminum Wheels for Heavy/Medium Truck applications in North America, and cladded wheels for Light Truck applications. Company-sponsored R&D costs for fiscal years 2001, 2000, and 1999 were approximately $5.3 million, $6.3 million and $5.2 million, respectively. These costs were expensed and included in general and administration expenses during the period incurred.

International Sales

        Sales to customers outside of the United States are considered international sales by the Company. International sales in 2001 were $77.9 million, or 21.4% of our 2001 sales volume. For additional information, see footnote 15 to the "Notes to Consolidated Financial Statements" included herein.

Patents and Trademarks

        Accuride maintains an intellectual property estate, including patents and extensive proprietary knowledge of products and systems. We currently hold 10 patents related to Wheel technology and a further 9 patents are pending. Accuride has applied for federal and international trademark protection for numerous marks. Accuride does not rely on, and is not dependent on, patent ownership for its competitive position. Were any or all patents held to be invalid, management believes the Company would not suffer significant damage. However, we do actively pursue patents on our new technology.

Backlog

        Accuride's production is based on firm customer orders and estimated future demand. Since firm orders generally do not extend beyond 15-45 days and we generally meet all requirements, backlog is not considered significant.

Cyclical and Seasonal Industry

        The Heavy/Medium Wheel and Light Wheel industries are highly cyclical and, in large part, depend on the overall strength of the demand for Heavy/Medium Trucks, Trailers, and Light Trucks. These industries have historically experienced significant fluctuations in demand based on factors such as general economic conditions, interest rates, government regulations, and consumer confidence. Since mid-2000, the industry has been in a severe downturn. This significant decrease in overall consumer demand for Heavy/Medium Trucks, Trailers, and/or Light Trucks continues to have a negative impact on Accuride's business. In addition, Accuride's operations are typically seasonal as a result of regular customer maintenance and model changeover shutdowns, which typically occur in the third and fourth quarter of each calendar year. This seasonality may result in decreased net sales and profitability during the third and fourth fiscal quarters of each calendar year.

Environmental Matters

        Accuride's operations are subject to various federal, state and local requirements, including environmental laws. Under certain environmental laws, a current or previous owner or operator of property may be liable for removal or remediation costs of certain hazardous substances or petroleum products on, under or in such property, without regard to whether the owner or operator knew of, or caused, the presence of the contaminants, and regardless of whether the practices that resulted in the contamination were legal at the time they occurred. The presence of, or failure to remediate such substances properly, may adversely affect the ability to sell or rent such property or to borrow using such property as collateral. Persons who generate, arrange for the disposal or treatment of, or dispose of hazardous substances may be liable for the costs of investigation, remediation or removal of such hazardous substances at or from the disposal storage or treatment facility, regardless of whether such facility is owned or operated by such person. Additionally, the owner of a site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site. Compliance with environmental laws, stricter interpretations of or amendments to any such laws, or more vigorous enforcement policies by regulatory agencies with respect to any of them may require material expenditures by the Company. There can be no assurance that future regulations will not require Accuride to modify its facilities to meet revised requirements of environmental laws.

        The nature of Accuride's current and former operations and the history of industrial uses at our facilities expose us to the risk of liabilities or claims with respect to environmental and worker health and safety matters that could have a material adverse effect on our business. Phelps Dodge has indemnified Accuride with respect to environmental liabilities at the Henderson, Kentucky, facility and the Ontario, Canada, facility. Kaiser has indemnified Accuride with respect to environmental liabilities at the Erie, Pennsylvania, facilities except (i) Accuride will be solely responsible for claims, losses and liabilities that are caused by or arise from any action by Accuride in connection with the conduct of its business, (ii) Kaiser and Accuride will be responsible for their appropriate share of such claims, losses and liabilities associated with contamination due to the failure of Accuride to maintain the pits at the Erie, Pennsylvania, facility which contain hydraulic presses, (iii) Kaiser and Accuride will be responsible for their appropriate share of such claims, losses and liabilities that arise from both the actions of Kaiser and Accuride, the conduct of the business by either of them or (iv) to the extent that any fines or penalties assessed or threatened against Accuride during the period in which Kaiser is implementing an environmental compliance plan at the Erie, Pennsylvania, facility exceed $1,000,000.

Item 2. Properties

        Accuride operates nine facilities in North America. Accuride owns manufacturing facilities in Henderson, Kentucky; Columbia, Tennessee; Monterrey, Mexico; and London, Ontario, Canada. Accuride also leases facilities in Erie, Pennsylvania and Cuyahoga Falls, Ohio, a distribution warehouse in Taylor, Michigan, a sales office in the greater Detroit area, and an office building in Evansville, Indiana. Accuride operates facilities in Springfield, Ohio, and Talbotville, Ontario, Canada, through its joint venture with Goodyear. Accuride believes its plants are adequate and suitable for the manufacturing of products for the markets in which it sells. In 2001, the London, Ontario facility operated near capacity while the other plants operated well below capacity due to reduced OEM production schedules for Heavy/Medium Trucks.

        Accuride's corporate, manufacturing, sales, warehouse, and research facilities are as follows:

Location	Square Feet	Use	Owned/ Leased
London, Ontario, Canada (a)	462,993	Heavy/Medium Steel Wheels; steel Light Truck Wheels	Owned
Henderson, Kentucky	364,365	R&D; Heavy/Medium Steel Wheels	Owned
Taylor, Michigan (b)	75,000	Warehouse	Leased
Springfield, Ohio (c)	136,000	Wheel and tire assemblies for International	Owned
Talbotville, Ontario, Canada (d)	159,140	Wheel and tire assemblies for International	Owned
Erie, Pennsylvania (e)	126,000	Aluminum Wheels forging and machining	Leased
Cuyahoga Falls, Ohio (f)	131,700	Aluminum Wheels machining and polishing	Leased
Columbia, Tennessee (g)	340,000	Steel Light Truck Wheels	Owned
Monterrey, Mexico	262,000	Light/Medium/Heavy Steel Wheels	Owned
Evansville, Indiana (h)	37,229	Corporate headquarters of the Company	Leased
Northville, Michigan (i)	4,334	Sales Office	Leased

a)
Accuride is currently in the process of adding 63,000 square feet for light wheel production.

b)
The warehouse is leased from The Package Company under a ten year lease at the rate of $22,882 per month. The lease expires in 2009.

c)
Owned by AOT, the joint venture with Goodyear.

d)
Owned by AOT Canada Ltd. (a subsidiary of AOT) as part of the joint venture with Goodyear.

e)
The building is leased by AKW under a ten-year lease from Kaiser at the rate of $1.00 per year. The initial term of the lease expires in 2007.

f)
The building is leased by AKW from The Bell Company. The building lease was renewed in June 2001 with monthly lease payments of $32,245 through June 30, 2002 and $34,208 thereafter. The lease expires in June 2002, with an option to renew.

g)
Accuride previously announced the closure of this facility which is anticipated to be completed in the second quarter of 2002. We plan to sell the facility, thereafter.

h)
The building is leased from Woodward, LLC under a ten-year lease at the rate of $41,106 per month for the first 60 months of the lease and $45,232 per month thereafter. The Company moved into this office facility in November 1999.

i)
The building is leased from Northwood Corporate Park, LP under a five-year lease that began December 1, 1997 at a rate of $6,230 per month.

        The address of the Company's principal executive office is 7140 Office Circle, Evansville, Indiana 47715, and the Company's phone number is (812) 962-5000.

Item 3. Legal Proceedings

        We are subject to claims against us and we make claims against others in the ordinary course of our business. We do not believe that the resolution of our pending claims will materially adversely affect our business.

Item 4. Submissions of Matters to a Vote of Security Holders

        None.

Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        Accuride's Common Stock is privately held and not listed for trading on any public market. As of March 1, 2002, there were approximately 46 record holders of the Company's Common Stock.

DIVIDEND POLICY

        Accuride has not declared or paid cash dividends on its Common Stock. Accuride currently intends to retain any future earnings to pay down debt and finance the growth and development of its business and therefore does not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay cash dividends will be made by the Board of Directors in light of the Company's earnings, financial position, capital requirements and such other factors as the Board of Directors deems relevant. The payment of dividends is restricted under the terms of the Credit Facility and the Indenture. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

RECENT SALES OF UNREGISTERED SECURITIES

        Accuride did not issue any shares of the Company's Common Stock during 2001. In September 2001, Accuride offered eligible employees the opportunity to exchange performance options with an exercise price of $5,000 per share or more that were scheduled to vest in 2001 and 2002 for new options which Accuride intends to grant in 2002 under the 1998 plan. The new options will vest over a period of four years and will have an exercise price equal to the fair market value on the date of grant. On October 4, 2001, 309.4 options were tendered by the employees and were accepted for exchange and cancelled by Accuride.

Item 6. Selected Consolidated Financial Data

        The following financial data is an integral part of, and should be read in conjunction with the "Consolidated Financial Statements" and notes thereto. Information concerning significant trends in the financial condition and results of operations is contained in "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations."

Selected Historical Operations Data

	Fiscal Year Ended December 31,
	2001	2000	1999	1998	1997
	(In thousands)
Operating Data:
Net sales(a)	$332,071	$475,804	$505,854	$383,583	$332,966
Gross profit(a)(b)	36,334	82,572	115,078	82,554	65,994
Operating expenses(c)	33,538	32,849	33,493	34,034	21,316
Income from operations(b)	2,796	49,723	81,585	48,520	44,678
Interest income (expense), net	(40,199)	(38,742)	(38,988)	(32,311)	385
Equity in earnings of affiliates(d)	250	455	2,316	3,929	4,384
Other income (expense), net(e)	(9,837)	(6,157)	(1,081)	(2,904)	719
Net income (loss)	(33,154)	2,513	25,331	7,951	27,837
Other Data:
Adjusted EBITDA(f)	$40,978	$89,345	$111,682	$88,160	$76,888
Adjusted EBITDA Margin(g)	12.3%	18.7%	21.6%	21.1%	21.8%
Net cash provided by (used in):
Operating activities	1,359	66,343	86,835	22,662	38,219
Investing activities	(18,405)	(51,688)	(124,324)	(44,669)	(47,065)
Financing activities	26,238	(8,632)	66,511	18,060	9,953
Cash interest expense(h)	39,365	38,275	37,841	31,450	145
Depreciation and amortization	35,611	32,279	29,784	24,926	20,726
Capital expenditures	17,705	50,420	44,507	46,579	24,032
Balance Sheet Data (end of period):
Cash and cash equivalents	$47,708	$38,516	$32,493	$3,471	$7,418
Working capital(i)	(5,136)	12,977	40,492	49,628	27,416
Total assets	498,223	515,271	525,772	404,925	347,447
Total debt	476,550	448,886	460,561	393,200	16,040
Stockholders' equity (deficiency)	(62,354)	(29,200)	(32,131)	(58,096)	256,055

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

(b)
Gross profit and income from operations for the year ended December 31, 1997 reflect $7.1 million of costs incurred in connection with the strike in early 1997 at the Company's facility in Ontario, Canada. Gross profit and income from operations for 1998 reflect $3.9 million of costs incurred in connection with the strike in 1998 at the Company's facility in Henderson, Kentucky, and $1.1 million of restructuring charges related to Accuride Canada, Inc. Gross profit and income from operations for 1999 reflect a reduction to cost of $3.0 million related to the favorable AKW recall adjustment. Gross profit for 2000 reflects $5.0 million of costs related to integration and restructuring charges at our Monterrey, Mexico, facility, and $0.2 million of cost related to restructuring charges related to our other facilities. Gross profit for 2001 reflects $2.7 million of charges related to the closure of the Columbia, Tennessee, facility, $1.6 million of restructuring charges related to our other facilities, and a $2.6 million charge for impaired assets at the Monterrey, Mexico, facility.

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

(e)
Other income (expense), net consists primarily of realized and unrealized gains and losses related to the change in market value of our currency, commodity, and interest rate derivative instruments.

(f)
Adjusted EBITDA for 2001 represents income from operations plus depreciation and amortization, net of $2.2 million in amortization of deferred financing costs, plus equity in earnings of affiliates, plus (i) $2.7 million of charges related to the closure of the Columbia, Tennessee, facility, (ii) $1.6 million of restructuring charges related to our other facilities, and (iii) $0.2 million of charges related to the Amended and Restated Credit Agreement entered into on July 27, 2001, see "Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations."    Adjusted EBITDA for 2000 represents income from operations plus depreciation and amortization, net of $2.3 million in amortization of deferred financing costs, plus equity in earnings of affiliates, plus (i) $3.2 million of costs related to aborted merger and acquisition activities, (ii) $5.4 million restructuring and integration costs related to operations in Monterrey, Mexico, and (iii) $0.6 million for restructuring costs in the United States. Adjusted EBITDA for 1999 represents income from operations plus depreciation and amortization, net of $1.9 million in amortization of deferred financing costs plus equity in earnings of affiliates, plus (i) $1.4 million of fees associated with merger and acquisition activities less (ii) $1.5 million associated with the AKW wheel recall adjustment. This $1.5 million represents 50% of the $3.0 million reduction in the AKW product recall reserve. Adjusted EBITDA for 1998 represents income from operations plus depreciation and amortization, net of $1.7 million in amortization of deferred financing costs plus equity in earnings of affiliates, plus (i) $1.1 million of estimated restructuring costs at the London, Ontario facility, (ii) $3.4 million representing the impact of the AKW wheel recall campaign implemented in 1998, (iii) $1.9 million of management retention bonuses reimbursed by Phelps Dodge in 1998, (iv) $2.2 million of Recapitalization professional fees and (v) $3.9 million of costs incurred in connection with the strike in 1998 at the Henderson, Kentucky, facility. In determining Adjusted EBITDA for 1997, income from operations has been increased by depreciation and amortization, equity in earnings of affiliates and $7.1 million representing the estimated impact of the strike at the London, Ontario, facility that occurred during the first quarter of 1997. Adjusted EBITDA is not intended to represent cash flows from operations as defined by generally accepted accounting principles ("GAAP") and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. Adjusted EBITDA is included in this Annual Report as it is a basis upon which the Company assesses its financial performance and certain covenants in the Company's borrowing arrangements are tied to similar measures.

(g)
Represents Adjusted EBITDA before equity in earnings of affiliates and before the $3.4 million impact of the AKW wheel recall campaign implemented in 1998, as a percentage of net sales.

(h)
Cash interest expense represents interest expense exclusive of $2.2 million, $2.3 million, $1.9 million and $1.7 million amortization of deferred financing costs for the years ended December 31, 2001, December 31 2000, December 31, 1999, and December 31, 1998, respectively.

(i)
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

        In May 1997, Accuride invested $20.8 million for a 50% interest in AKW, a joint venture with Kaiser which acquired Kaiser's Wheel operations in Erie, Pennsylvania, and Cuyahoga Falls, Ohio. On April 1, 1999, Accuride acquired Kaiser's 50% interest in AKW for total consideration of approximately $71 million. Accuride's participation in AKW's earnings was recorded on an equity basis from the establishment of the joint venture through March 31, 1999. Subsequent to April 1, 1999, revenues of AKW were consolidated on a 100% basis for accounting purposes.

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

        Sales to customers outside of the United States are considered international sales by the Company. International sales in 2001 were $77.9 million, or 21.4% of the Company's 2001 sales volume. For additional information, see footnote 15 to the "Notes to Consolidated Financial Statements" included herein.

        Gross Profit.    Accuride continuously strives to improve productivity, increase quality and lower costs. Management has budgeted approximately $19.3 million in capital spending in 2002 of which $11.8 million is for productivity and capacity rationalization programs and believes that Accuride's emphasis on low-cost manufacturing will continue to yield significant operational improvements. Productivity and capacity rationalization initiatives in 2002 include $9.8 million to focus on optimization and consolidation of light steel wheel manufacturing operations and $2.0 million of various other productivity initiatives.

        Accuride believes that the experience of its labor force is a significant element in maintaining low-cost production. However, we have experienced labor problems at our Henderson, Kentucky, facility during the past few years Our contract with the UAW covering the employees at the Henderson, Kentucky, facility expired in February 1998. We were not able to negotiate a mutually acceptable agreement with the UAW, and a strike occurred at the Henderson, Kentucky, facility on February 20, 1998. Effective March 31, 1998, Accuride began an indefinite lockout in order to provide security for plant personnel and equipment. The UAW has rejected all of our offers and the parties continue to be unable to reach an agreement. Accuride is continuing to operate with its salaried employees and outside contractors. Currently there is, and we believe that there will be, no supply disruption to our customer base; however, there can be no assurance to that effect. A supply disruption to our customer base could have a material adverse effect on our business. Accuride estimates that the strike at the Henderson, Kentucky, facility negatively affected 1998 gross profit by $3.9 million; however, due to improved performance by the salaried employees and outside contractors at the Henderson, Kentucky, facility in 1999, 2000 and 2001, the strike had no adverse impact on 1999, 2000 or 2001 pre-tax earnings.

        On May 1, 2001 Accuride announced plans to optimize its operations by restructuring the Company's Light Wheel operations and closing its Columbia, Tennessee, facility. Accuride will consolidate the production of light wheels currently produced in Columbia into its London, Ontario, facility. The closure of Columbia and the consolidation of Accuride's Light Wheel business will eliminate significant fixed overhead costs and will allow the Company to be more price competitive in the steel Light Wheel market. We reserved $2.7 million in 2001 to cover the anticipated costs related to this restructuring.

        Operating Expenses.    Operating expenses are comprised primarily of selling, general and administrative ("SG&A") fees, merger and acquisition activities, and various start up costs. SG&A is comprised of corporate overhead, such as marketing and sales, research and development, finance, human resources, and administrative as well as related professional consulting fees.

        Equity in Earnings of Affiliates.    Equity in earnings of affiliates includes Accuride's income from (i) AKW, from its inception in May 1997 through March 31, 1999, and (ii) AOT, which provides International with Wheel/tire assembly services. Income from AKW and AOT was reported on the equity method, for the applicable periods, and represents Accuride's share of such joint ventures' net income. AKW total sales for the three-month period ended March 31, 1999 were $23.9 million. AOT total sales were $6.7 million, $8.1 million, and $8.8 million for the fiscal years 2001,2000, and 1999, respectively.

        Adjusted EBITDA.    Adjusted EBITDA for 2001 represents income from operations plus depreciation and amortization, net of $2.2 million in amortization of deferred financing costs, plus equity in earnings of affiliates, plus (i) $2.7 million of charges related to the closure of the Columbia, Tennessee, facility, (ii) $1.6 million of restructuring charges related to our other facilities, and (iii) $0.2 million of charges related to the Amended and Restated Credit Agreement entered into on July 27, 2001. Adjusted EBITDA for 2000 represents income from operations plus depreciation and amortization, net of $2.3 million in amortization of deferred financing costs, plus equity in earnings of affiliates, plus (i) $3.2 million of costs related to aborted merger and acquisition activities, (ii) $5.4 million for restructuring and integration costs related to operations in Monterrey, Mexico, and (iii) $0.6 million for restructuring costs in the United States. Adjusted EBITDA for 1999 represents income from operations plus depreciation and amortization, net of $1.9 million in amortization of deferred financing costs, plus equity in earnings of affiliates, plus (i) $1.4 million of costs associated with merger and acquisition activities, less (ii) $1.5 million of costs associated with the AKW wheel recall campaign which were recovered in 1999. Adjusted EBITDA is not intended to represent cash flows from operations as defined by GAAP and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity.

Results of Operations

Comparison of Fiscal Years 2001 and 2000

        The following table sets forth certain income statement information of the Company for the fiscal years ended December 31, 2001 and December 31, 2000:

	Fiscal 2001			Fiscal 2000
	(Dollars in thousands)
Net sales	$332,071	100.0%		$475,804	100.0%
Gross profit	36,334	10.9%		82,572	17.4%
Operating expenses	33,538	10.1%		32,849	6.9%
Income from operations	2,796	0.8%		49,723	10.5%
Equity in earnings of affiliates	250	0.1%		455	0.1%
Other income (expense)	(50,036)	(15.1)%		(44,899)	(9.4)%
Net income (loss)	(33,154)	(10.0)%		2,513	0.5%
Other Data:
Adjusted EBITDA	40,978	12.3	%(a)	89,345	18.7	%(a)

(a)
Represents Adjusted EBITDA less adjusted equity in earnings of affiliates as a percent of sales.

        Net Sales.    Net sales decreased by $143.7 million, or 30.2%, in 2001 to $332.1 million, compared to $475.8 million for 2000. The decrease in net sales is primarily attributable to the significant cyclical downturn of the entire Heavy/Medium commercial vehicle market. The cyclicality of this market is affected by a number of economic factors including inventory levels, interest rates, industrial production, fuel prices, and general economic demand for consumer goods. During 2001, the severe industry downturn caused most of our OEM customers to significantly cutback production levels. This reduction, coupled with continued softness in the aftermarket, significantly affected Accuride's sales volumes. We anticipate the demand for Heavy/Medium Trucks and Trailers to continue to be depressed during the first half of 2002 with gradual improvement beginning in the second half of the year.

        Gross Profit.    Gross profit decreased by $46.3 million, or 56.1%, to $36.3 million for 2001 from $82.6 million for 2000. The principal cause for the decrease in gross profit was the decrease in sales volume. In addition to the sales volume related margin loss, gross profit decreased because of (1) a $2.7 million reserve related to the closure of our Columbia, Tennessee, facility, (2) $1.6 million of restructuring charges, (3) and a $2.7 million write-down of impaired assets at our Monterrey, Mexico, facility. These decreases were partially offset by favorable foreign exchange rates, productivity improvements, and effectively controlling costs.

        Operating Expenses.    Operating expenses remained relatively constant increasing by $0.7 million, or 2.1% to $33.5 million for 2001 from $32.8 million for 2000.

        Equity in Earnings of Affiliates.    Equity in earnings of affiliates decreased by approximately $0.2 million to $0.3 million for 2001 from $0.5 million for 2000. The decrease is related to the effects of the downturn in the industry.

        Other Income (Expense).    Interest expense increased to $41.6 million for 2001 compared to $40.6 million for 2000 due to additional borrowings on the Revolver. Other expenses increased by $3.6 million to $9.8 million. The $3.6 million increase is primarily due to an unrealized loss of $3.3 million on the interest rate derivative instruments, $1.5 million of realized and unrealized losses on our commodity price derivative instruments, $2.0 of unfavorable translation adjustments, offset by a $3.2 million fluctuations in foreign currency exchange rates favorably impacting our foreign currency derivative instruments.

        Adjusted EBITDA.    Adjusted EBITDA decreased by $48.3 million, or 54.1%, to $41.0 million for 2001 from $89.3 million for 2000 due to lower gross profit as described above. In determining Adjusted EBITDA for 2001, income from operations has been increased by depreciation and amortization (except for amortization of deferred financing costs), equity earnings of affiliates, $2.7 million of charges related to the closure of the Columbia, Tennessee, facility, $1.6 million of restructuring charges related to our other facilities, and $0.2 million of charges related to the Amended and Restated Credit Agreement entered into on July 27, 2001. In determining Adjusted EBITDA for 2000, income from operations has been increased by depreciation and amortization (except for amortization of deferred financing costs), equity in earnings of affiliates, $3.2 million of costs related to aborted merger and acquisition activities, $5.4 million for restructuring and integration costs related to operations in Monterrey, Mexico, and $0.6 million for restructuring costs in the United States.

        Net Income (Loss).    Accuride had a net loss of $33.2 million for the year ended December 31, 2001 compared to net income of $2.5 million for the year ended December 31, 2000 due to lower pretax earnings as described above.

Comparison of Fiscal Years 2000 and 1999

        The following table sets forth certain income statement information of the Company for the fiscal years ended December 31, 2000 and December 31, 1999:

	Fiscal 2000			Fiscal 1999
	(Dollars in thousands)
Net sales	$475,804	100.0%		$505,854	100.0%
Gross profit	82,572	17.4%		115,078	22.7%
Operating expenses	32,849	6.9%		33,493	6.6%
Income from operations	49,723	10.5%		81,585	16.1%
Equity in earnings of affiliates	455	0.1%		2,316	0.5%
Other income (expense)	(44,899)	(9.4)%		(40,069)	(7.9)%
Net income	2,513	0.5%		25,331	5.0%
Other Data:
Adjusted EBITDA	89,345	18.7	%(a)	111,682	21.6	%(a)

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

        Gross Profit.    Gross profit decreased by $32.5 million, or 28.2%, to $82.6 million for 2000 from $115.1 million for 1999. The principal cause for the decrease in gross profit was the decrease in sales volume. In addition to the sales volume related margin loss, gross profit decreased because of (1) loss of overhead absorption due to planned inventory reductions, (2) fluctuations in the Canadian/U.S.

exchange rate which adversely affected some of our negotiated raw material supply contracts, and (3) operating inefficiencies and increased depreciation expense at the Monterrey, Mexico, facility.

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

        Adjusted EBITDA.    Adjusted EBITDA decreased by $22.4 million, or 20.1%, to $89.3 million for 2000 from $111.7 million for 1999 due to lower gross profit as described above. In determining Adjusted EBITDA for 2000, income from operations has been increased by depreciation and amortization (except for amortization of deferred financing costs), equity in earnings of affiliates, $3.2 million of costs related to aborted merger and acquisition activities, $5.4 million for restructuring and integration costs related to operations in Monterrey, Mexico, and $0.6 million for restructuring costs in the United States. In determining Adjusted EBITDA for 1999, income from operations has been increased by depreciation and amortization (except for amortization of deferred financing costs), equity in earnings of affiliates, $1.4 million of costs related to aborted merger and acquisition activities, and decreased by $1.5 million of costs associated with the AKW wheel recall campaign which were recovered in 1999. In 1998, AKW had estimated that it would cost approximately $6.8 million to recall and replace approximately 47,800 aluminum truck wheels, however, the actual cost to AKW was only $3.9 million. The $1.5 million represents Accuride's 50% interest which was brought back into income in 1999.

        Net Income.    Net income decreased by $22.8 million, or 90.1%, to $2.5 million for 2000 from $25.3 million for 1999 due to lower pretax earnings, as described above, and a resulting higher effective tax rate. The higher effective tax rate is attributable to permanent book to tax differences such as nondeductible goodwill amortization and taxable inflationary gains in Mexico in relation to lower pretax income. Of the $2.5 million of net income in 2000, $1.5 million relates to an extraordinary gain, net of bond issue expense and tax, resulting from the repurchase of $10.1 million principal amount of our Senior Subordinated Notes for $7.3 million.

Effects of Inflation.

        The effects of inflation were not considered material during fiscal years 2001, 2000 or 1999.

Capital Resources and Liquidity

        Accuride's primary sources of liquidity are cash flow from operations and borrowing under the Revolver. Primary uses of cash are funding working capital, capital expenditures and debt service.

        As of December 31, 2001, Accuride had cash and short-term investments of $47.7 million compared to $38.5 million as of December 31, 2000. Cash provided from operating activities of $1.4 million and financing activities of $26.2 million were used to fund the investing activities of

$18.4 million and an increase in cash and cash equivalents of $9.2 million. The $26.2 million of financing activities include $40.0 million borrowed against the Revolver and $0.2 million proceeds from stock subscriptions receivable, offset by the prepayment of $4.9 million in term loans, the payment of the AdM working capital facility of $7.5 million, deferred financing fees of $1.3 million relating to the July 27, 2001 Amended and Restated Credit Agreement, and $0.2 million redemption of stock.

        Investing activities during the year ended December 31, 2001 were $18.4 million compared to $51.7 million for the year ended December 31, 2000. The 2001 investing activities were capital expenditures of $2.0 million at AdM, $4.0 million at AKW, $3.0 million at Columbia, Tennessee, $5.9 million in the base business, and $3.5 million related to the optimization and consolidation of the Light Wheel manufacturing operations. In 2000, investing activities included capital expenditures of $2.5 million at AdM, $30.5 million at AKW, $5.0 million at Columbia, Tennessee, and $13.7 million in the base business.

        Cash flow from financing activities during the year ended December 31, 2001 was a source of $26.2 million compared to a use of $8.6 million for the year ended December 31, 2000.

        Accuride's capital expenditures in 2001 were $18.4 million. Accuride expects its capital expenditures to be approximately $19.3 million in 2002. It is anticipated that these expenditures will fund (i) investments in productivity and low cost manufacturing improvements in 2002 of approximately $11.8 million (including $9.8 million on the optimization and consolidation of the Light Wheel manufacturing operations); (ii) Equipment and facility maintenance of approximately $6.2 million; and (iii) continuous improvement initiatives of approximately $1.3 million.

        Accuride de Mexico Credit Agreement.    Accuride entered into a $32.5 million credit facility for AdM on July 9, 1998. This credit facility was comprised of a term loan of $25.0 million and a working capital facility of $7.5 million. Interest on the term loan and working capital advances is based on the London interbank offered rate ("LIBOR") plus an applicable margin. Effective September 13, 1999 the AdM credit facility was amended to reflect a parent guaranty executed by Accuride, guaranteeing the repayment of the advances under this facility. Effective December 31, 1999, the AdM credit facility was amended to modify and delete certain covenants that were inconsistent and duplicative with similar covenants contained in Accuride's Amended Credit Agreement described below. Effective March 31, 2000, the AdM credit facility was further amended to terminate Accuride's and AdM's obligations under a completion guaranty for the Monterrey, Mexico, facility. Effective December 14, 2000, the AdM credit facility was further amended to allow AdM to issue shares of capital stock to affiliates of Accuride. In August 2000, AdM elected to prepay the principal installments of the term facility due June 25, 2001, September 25, 2001 and December 25, 2001. The total amount prepaid was $9.3 million. As of December 31, 2001, $15.6 million was outstanding under the term facility and will be repaid in five substantially equal quarterly installments commencing March 25, 2002. The working capital facility was repaid in June 2001.

        Amended and Restated Credit Agreement.    Effective July 27, 2001 Accuride entered into a second amended and restated credit agreement to modify the provisions of our Term Loans and Revolver (the "Amended Credit Agreement"). The Amended Credit Agreement provides for (i) $55.4 million that matures on January 21, 2005 ("Term A"), (ii) $69.3 million that matures on January 21, 2006 ("Term B"), and (iii) $97.0 million that matures on January 21, 2007 ("Term C"). Accuride's Canadian subsidiary is the borrower under Term A, and Accuride has guaranteed the repayment of such borrowing under Term A and all other obligations of the Canadian subsidiary under the Amended Credit Agreement. Accuride also has a $100.0 million Revolver (which may be limited to $87.5 million based on certain leverage ratios) which matures on January 21, 2004. As of December 31, 2001, $50.0 million was outstanding under the Revolver. The Term C loan provides for $1.0 million amortizations on January 21, 2003, January 21, 2004, and January 21, 2005, and $47.0 million amortizations on January 21, 2006 and January 21, 2007. Interest on the term loans and the Revolver is based on LIBOR plus an applicable margin. The loans are secured by, among other things, the shares of stock, partnership interests and limited liability company ownership interests of Accuride's subsidiaries, and by first priority liens on all unencumbered real, personal, tangible and intangible property. A negative pledge restricts the imposition of other liens or encumbrances on all of the assets, subject to certain exceptions.

        Description of the Notes.    In January 1998 Accuride issued the $200 million Notes pursuant to the Indenture. The Indenture is limited in aggregate principal amount to $300 million, of which $200 million were issued as Private Notes and subsequently exchanged for Exchange Notes, which exchange has been registered under the Securities Act of 1933, as amended. The Indenture provides certain restrictions on the payment of dividends by Accuride. The Indenture is subject to and governed by the Trust Indenture Act of 1939, as amended. The Notes are general unsecured obligations of Accuride and are subordinated in right of payment to all existing and future Senior Indebtedness (as defined in the Indenture). The Notes mature on February 1, 2008. Interest on the Notes accrues at the rate of 9.25% per annum and is due and payable semi-annually in arrears on February 1 and August 1, commencing on August 1, 1998, to holders of record of the Notes on the immediately preceding January 15 and July 15. As of December 31, 2001 the aggregate principal amount of Notes outstanding was $189,900.

        Management believes that cash flow from operations and availability under the Revolver will provide adequate funds for the next twelve months for Accuride's foreseeable working capital needs, planned capital expenditures and debt service obligations. Any future acquisitions, joint ventures or other similar transactions will likely require additional capital, and there can be no assurance that any such capital will be available on acceptable terms or at all. Accuride's ability to fund its working capital needs, planned capital expenditures and scheduled debt payments, to refinance indebtedness and to comply with all of the financial covenants under its debt agreements, depends on its future operating performance and cash flow, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond Accuride's control.

        Restrictive Debt Covenants.    Accuride's credit documents contain numerous financial and operating covenants that limit the discretion of management with respect to certain business matters. These covenants place significant restrictions on, among other things, the ability to incur additional debt, to create liens, to make certain payments and investments and to sell or otherwise dispose of assets and merge or consolidate with other entities. Accuride is also required to meet certain financial ratios and tests including minimum EBITDA, a leverage ratio, an interest coverage ratio, and a fixed charge coverage ratio. A failure to comply with the obligations contained in the credit documents could result in an event of default, and possibly the acceleration of the related debt and the acceleration of debt under other instruments evidencing indebtedness that may contain cross-acceleration or cross-default provisions. Accuride is currently in compliance with its financial covenants and ratios, although a protracted continuation of negative sales trends could impact our future compliance with such covenants.

        New Accounting Pronouncements.    New accounting standards which could impact the Company include Statement of Financial Accounting Standards (SFAS) No. 142, Accounting for Goodwill and Other Intangible Assets, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 142 establishes accounting and reporting standards for goodwill and intangible assets. SFAS No. 142 will become effective for the Company on January 1, 2002. As of the date of adoption, the Company will no longer amortize goodwill, but will test for impairment on an annual basis. Management is still evaluating the full effect of this new accounting standard on the financial statements. As a result of the accounting change, $4,156 of goodwill amortization will not be included in 2002 operating expenses. SFAS 144 is effective for the Company on January 1, 2002. The statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed. Management is still evaluating the full effect of this new accounting standard on the financial statements.

Industry Outlook

        The commercial vehicle industry is currently in the midst of a severe cyclical downturn. Current industry forecasts by America's Commercial Transportation Publications, the Automotive Market Research Council, and Martin Labbe Associates (collectively referred to as "Analysts"), predict that the North American commercial vehicle industry will continue to be depressed for the first half of 2002 with gradual improvement beginning in the second half of the year. The commercial vehicle industry and the global vehicle industry in general are in a period of transition, marked by intense competition, geographic expansion of manufacturing, and consolidation at both vehicle manufacturer and supplier levels. These trends are expected to continue for the near future. Major OEM customers and their suppliers are consolidating and continue to extend their globalization efforts and emphasize their desire for global support through local production. These customers also continue to reduce the number of suppliers in their supply base.

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

Factors That May Affect Future Results

        In this report, Accuride has made various statements regarding current expectations or forecasts of future events. These statements are "forward-looking statements" within the meaning of that term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are also made from time-to-time in press releases and in oral statements made by Accuride's officers. Forward-looking statements are identified by the words "estimate," "project," "anticipate," "will continue," "will likely result," "expect," "intend," "believe," "plan," "predict" and similar expressions. Forward looking statements also include statements regarding the gradual improvement in market demand for Heavy Trucks during the second half of 2002, the availability of working capital and additional capital to Accuride, continuation of operational improvements and sources of supply of raw materials, the lack of future supply disruption as a result of labor issues, and improvement in demand for our products and the expansion of our markets. Such forward-looking statements are based on assumptions and estimates, which although believed to be reasonable, may turn out to be incorrect. Therefore, undue reliance should not be placed upon these estimates and statements. Accuride cannot assure that any of these statements or estimates will be realized and actual results may differ from those contemplated in these "forward-looking statements." Accuride undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise. You are advised to consult further disclosures Accuride may make on related subjects in its filings with the SEC. Accuride cannot assure that its expectations, beliefs, or projections will result or be achieved or accomplished. In addition to other factors discussed in the report, some of the important factors that could cause actual results to differ materially from those discussed in the forward-looking statements include the following:

        Significant Indebtedness—Accuride's significant debt could adversely affect its financial resources and prevent it from satisfying its debt service obligations.    Accuride has a significant amount of indebtedness and may also incur additional indebtedness in the future. Accuride may not generate sufficient cash flow from operations, or have future borrowings available to it, sufficient to pay its debt. At December 31, 2001, total indebtedness was $476.6 million and its total stockholders' deficit was $62.4 million.

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

        Accuride's substantial indebtedness could have important consequences including, but not limited to, the following: (i) a substantial decrease in net operating cash flows or an increase in expenses could make it difficult for Accuride to meet its debt service requirements; (ii) a substantial portion of cash flow will be used to pay interest expense and debt amortization, which will reduce the funds that would otherwise be available for operations and future business opportunities; (iii) the ability to obtain additional financing for acquisitions, working capital, capital expenditures, or other purposes may be impaired or unavailable; (iv) Accuride may be more highly leveraged than its competitors, which may place it at a competitive disadvantage; (v) Accuride's substantial indebtedness may make it more vulnerable during a downturn in its business or in the economy generally; and (vi) some of Accuride's existing debt contains financial and restrictive covenants that limit its ability to, among other things, borrow additional funds, dispose of assets, and pay cash dividends.

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

        Restrictive Debt Covenants—Covenants and restrictions in Accuride's credit documents limit its ability to take certain actions. Accuride's credit documents contain numerous significant financial and operating covenants that limit the discretion of management with respect to certain business matters. These covenants include, among others, significant restrictions on Accuride's ability to:

  •
  incur certain additional debt;

  •
  create liens;

  •
  make certain payments and investments;

  •
  sell or otherwise dispose of assets;

  •
  consolidate with other entities; and

  •
  declare dividends or redeem or repurchase capital stock.

        Accuride must also meet certain financial ratios and tests. Failure to comply with the obligations contained in the credit documents could result in an event of default, and possibly the acceleration of the related debt and the acceleration of debt under other instruments evidencing debt that may contain cross-acceleration or cross-default provisions. Accuride is currently in compliance with its financial covenants, although a continuation of recent negative sales trends could impact our future compliance with such covenants. Should the need arise, Accuride will negotiate with its lenders to modify and expand various financial covenants, however, no assurance can be given that such negotiations will result in modifications that will allow Accuride to continue to be in compliance or otherwise be acceptable to us.

        Cyclical and Seasonal Industry—The wheel industry is cyclical and seasonal, resulting in fluctuations of revenue and income.    The Heavy/Medium Wheel and Light Wheel industries are highly cyclical and, in large part, depend on the overall strength of the demand for Heavy/Medium Trucks, Trailers, and Light Trucks. These industries have historically experienced significant fluctuations in demand based on factors such as general economic conditions, interest rates, government regulations, and consumer confidence. The industry continues to be in the midst of a major downturn. This significant decrease in overall consumer demand for Heavy/Medium Trucks, Trailers, and/or Light Trucks is having a negative impact on Accuride's business. In addition, Accuride's operations are typically seasonal as a result of regular customer maintenance and model changeover shutdowns, which typically occur in the third and fourth quarter of each calendar year. This seasonality may result in decreased net sales and profitability during the third and fourth fiscal quarters of each calendar year.

        Dependence on Major Customers—The loss of one of Accuride's significant customers could have an adverse effect on its business.    Accuride derived approximately 21.3%, 12.4% and 12.1% of its 2001 net sales from Ford, Freightliner and International, respectively. Accuride has been a supplier to these customers for many years. Accuride is continuing to engage in efforts intended to improve and expand its relations with each of these customers. Accuride has supported its position with these customers through direct and active contact with end users, trucking fleets and dealers, and has located certain of its sales personnel in offices near these customers and most of its other major customers. Although Accuride believes that its relationship with these customers is good, Accuride cannot assure that Accuride will maintain or improve these relationships, that these customers will continue to do business with Accuride as they have in the past, or that Accuride will be able to supply these customers or any of its other customers at current levels. The loss of a significant portion of Accuride's sales to Freightliner, Ford and/or International could have a material adverse effect on its business. In addition, the delay or cancellation of material orders from, or problems at, Freightliner, Ford and International or any of its other major customers could have a material adverse effect on its business.

        OEM Supplier Industry—Accuride depends on its customers that are OEMs in the Heavy/Medium Truck, Trailer and Light Truck industries.    Accuride is a supplier to OEMs in the Heavy/Medium Truck, Trailer and Light Truck industries, which are characterized by a small number of OEMs that are able to exert considerable pressure on suppliers to reduce costs, improve quality, and provide enhanced design and engineering capabilities. OEMs continue to demand and receive price reductions and measurable increases in quality through their use of competitive selection processes, rating programs, and various other arrangements. Although Accuride has been able to offset a portion of these price reductions through production cost savings, Accuride cannot assure you that it will be able to generate such cost savings in the future. The inability to generate sufficient production cost savings in the future to offset such price reductions provided to OEMs could adversely affect Accuride's profitability. Additionally, OEMs have generally required suppliers to provide more design engineering input at earlier stages of the product development process, the costs of which have, in some cases, been absorbed by the suppliers. Future price reductions, increased quality standards, or additional engineering capabilities required by OEMs could have a negative impact on our business.

        Labor Relations—The majority of Accuride employees are members of labor unions and any labor disputes could adversely affect its business.    The majority of Accuride's employees are members of labor unions. As of January 1, 2002, approximately 87% of Accuride's employees at the Henderson, Kentucky, facility were represented by the UAW and approximately 78% of Accuride's employees at the Ontario, Canada, facility were represented by the CAW. The approximate percentage of employees at the Erie, Pennsylvania, and Monterrey, Mexico, facilities who are represented by the UAW and the El Sindicato Industrial de Trabajadores de Nuevo Leon is 76% and 80%, respectively. Accuride currently has a lockout at the Henderson, Kentucky, facility (See "Item 1—Business—Employees"). Throughout the lockout period, operations have continued with salaried employees and outside contractors. There has not been, and Accuride believes that there will not be any supply disruption to its customer base; however, there can be no assurance to that effect. A supply disruption to Accuride's customer base could have a material adverse effect on its business.

        Raw Materials—Accuride is vulnerable to significant price increases and shortages.    Accuride uses substantial amounts of raw steel and aluminum. Although steel is generally available from a number of sources, Accuride has obtained favorable sourcing by negotiating and entering into high-volume contracts with third parties with terms ranging from one to three years. Accuride obtains aluminum from various third-party suppliers. While Accuride believes that its supply contracts can be renewed on acceptable terms, Accuride cannot assure that it will be successful in renewing these contracts on such favorable terms or at all. A substantial interruption in the supply of steel or aluminum or inability to obtain a supply of raw steel or aluminum on commercially desirable terms could have an adverse effect on Accuride's business. Although the price of steel has not been volatile in recent periods and Accuride has historically been able to pass through to its customers steel price increases, Accuride cannot assure that rapid and significant changes in the price of steel will not occur in the near future or that it will be able to pass on any such cost increases to its customers. Aluminum prices have been volatile; however, Accuride has used commodity price swaps to protect against the impact of these changes.

        Strong Competition—Accuride operates in a highly competitive environment.    Accuride's product line is broad and it competes with different companies in different markets. Accuride's markets are characterized by companies with substantial capital, established sales forces, extensive research and development facilities and personnel, and other resources. Several of Accuride's competitors have substantially greater financial or other resources and therefore may be more competitive. In addition, OEMs may expand their internal production of Wheels, shift sourcing to other suppliers or take other actions that could reduce the market for Accuride's products and have a negative impact on our business. Accuride may encounter increased competition in the future from existing competitors or new competitors. Also, market expansion and planned entry into additional markets may expose Accuride to an increasing number of well-capitalized competitors.

        Environmental Liabilities—Accuride may be subject to liability under environmental laws.    Accuride is subject to various foreign, federal, state and local environmental laws, ordinances, and regulations, including those governing discharges into the air and water, the storage, handling and disposal of solid and hazardous wastes, the remediation of soil and groundwater contaminated by petroleum products or hazardous substances or wastes, and the health and safety of its employees. Under certain of these laws, ordinances or regulations, a current or previous owner or operator of property may be liable for the costs of removal or remediation of certain hazardous substances or petroleum products on, under, or in its property, without regard to whether the owner or operator knew of, or caused, the presence of the contaminants, and regardless of whether the practices that resulted in the contamination were legal at the time they occurred. The presence of, or failure to remediate properly such substances, may adversely affect the ability to sell or rent such property or to borrow using such property as collateral. Persons who generate, arrange for the disposal or treatment of, or dispose of hazardous substances may be liable for the costs of investigation, remediation or removal of these hazardous substances at or from the disposal or treatment facility, regardless of whether the facility is owned or operated by that person. Additionally, the owner of a site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site. Accuride believes that it is in material compliance with environmental laws, ordinances and regulations and does not anticipate any material adverse effect on earnings or competitive position relating to environmental matters. It is possible that future developments could lead to material costs of environmental compliance. The nature of Accuride's current and former operations and the history of industrial uses at some of its facilities expose Accuride to the risk of liabilities or claims with respect to environmental and worker health and safety matters which could have a negative impact on its business.

        Key Management—Accuride depends on key management for the success of its business.    Accuride's success depends largely upon the abilities and experience of certain key management personnel. The loss of the services of one or more of these key personnel, and in particular William P. Greubel, President and Chief Executive Officer, could have a negative impact on our business. Accuride does not maintain key-man life insurance policies on any of its executives.

        Control by KKR Affiliates—The rights of Accuride's shareholders could be adversely affected because of the concentrated control of its stock.    As of December 31, 2001, approximately 87% of Accuride's Common Stock was held by Hubcap Acquisition. Hubcap Acquisition is a Delaware limited liability company whose members are KKR 1996 Fund L.P. and KKR Partners II, L.P. KKR 1996 Fund L.P., which owns more than a 95% equity interest in Hubcap Acquisition, is a Delaware limited partnership whose sole general partner is KKR Associates 1996 L.P. KKR Associates 1996 L.P. is a Delaware limited partnership whose sole general partner is KKR 1996 GP L.L.C. KKR 1996 GP L.L.C. is a Delaware limited liability company whose members are also the members of the limited liability company that is the general partner of Kohlberg Kravis Roberts & Co. L.P. ("KKR"). Accordingly, affiliates of KKR control Accuride and have the power to elect all of its directors, appoint new management and approve any action requiring the approval of its shareholders, including adopting amendments to its Certificate of Incorporation and approving mergers or sales of substantially all of its assets. Accuride cannot give any assurance that the interests of KKR and its affiliates will not conflict with the interests of other holders of Accuride's securities.

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

Foreign Currency Risk

        Certain forecasted transactions, assets, and liabilities are exposed to foreign currency risk. Accuride monitors its foreign currency exposures to maximize the overall effectiveness of its foreign currency derivatives. The principal currency of exposure is the Canadian dollar. Forward foreign exchange contracts, not designated as hedging instruments under SFAS 133, are used to offset the impact of the variability in exchange rates on our operations, cash flows, assets and liabilities. At December 31, 2001, Accuride had open foreign exchange forward contracts of $60.6 million. Foreign exchange forward contract maturities are from one to twelve months. Management believes the use of foreign currency financial instruments reduces the risks that arise from doing business in international markets.

        Accuride's foreign currency derivative contracts provide only limited protection against currency risks. Factors that could impact the effectiveness of Accuride's currency risk management programs include accuracy of sales estimates, volatility of currency markets and the cost and availability of derivative instruments. The counterparty to the foreign exchange contracts is a financial institution with an investment grade credit rating. The use of forward contracts protects Accuride's cash flows against unfavorable movements in exchange rates, to the extent of the amount under contract. A 10% adverse change in currency exchange rates for the foreign currency derivatives held at December 31, 2001, would have an impact of approximately $6.1 million on the fair value of such instruments. This quantification of exposure to the market risk associated with foreign exchange financial instruments does not take into account the offsetting impact of changes in the fair value of Accuride's foreign denominated assets, liabilities and firm commitments.

Raw Material/Commodity Price Risk

        Accuride relies upon the supply of certain raw materials and commodities in our production processes and we have entered into firm purchase commitments for steel, aluminum, and natural gas. The exposures associated with these commitments are primarily managed through the terms of the sales, supply, and procurement contracts. Additionally, Accuride uses commodity price swaps and futures contracts to manage the variability in certain commodity prices. Commodity price swap and futures contracts, not designated as hedging instruments under SFAS 133, are used to offset the impact of the variability in certain commodity prices on our operations and cash flows. At December 31, 2001, Accuride had open commodity price swaps and futures contracts of $2.2 million. These commodity price swaps and futures contracts had maturities from one to twelve months. A 10% adverse change in commodity prices would have an impact of approximately $.2 million on the fair value of these contracts. Accuride is exposed to credit related losses in the event of nonperformance by the counterparties to the commodity price swaps and futures contracts, although no such losses are expected as the primary counterparty is a financial institution having an investment grade credit rating.

        Interest Rate Risk    Accuride uses long-term debt as a primary source of capital in its business. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for its long-term fixed-rate debt and other types of long-term debt at December 31, 2001:

	2002	2003	2004	2005	2006	Thereafter	Total	Fair Value
	(Dollars in Thousands)
Long-term Debt:
Fixed						$189,900	$189,900	$98,748
Avg. Rate						9.25%	9.25%
Variable	$12,500	$4,125	$51,000	$56,404	$116,256	$47,000	$287,285	$255,044
Avg. Rate	5.65%	6.16%	6.16%	8.67%	7.60%	7.75%	7.47%

        Accuride is exposed to the variability of interest rates on its variable rate debt. Accuride has used an interest rate swap to alter interest rate exposures between fixed and variable rates on a portion of Accuride's long-term debt. As of December 31, 2001, an interest rate swap of $100.0 million was outstanding. Under the terms of the interest rate swap, Accuride agreed with the counterparty to exchange, at specified intervals, the difference between 4.78% and the variable rate interest amounts calculated by reference to the notional principal amount. The interest rate swap was effective in July 2001 and matures in July 2003. In November 2001, Accuride executed a forward-starting interest rate cap to set a ceiling on the maximum floating interest rate Accuride would incur on a portion of Accuride's long-term debt. As of December 31, 2001, $120.0 million notional amount was outstanding on the interest rate cap. Under the terms of the interest rate cap, Accuride is entitled to receive from the counterparty on a quarterly basis the amount, if any, by which the three-month Eurodollar interest rate exceeds 2.73%. The interest rate cap becomes effective in January 2002 and matures in January 2003. The interest rate swap and cap, not designated as hedging instruments under SFAS 133, are used to offset the impact of the variability in interest rates on portions of Accuride's variable rate debt. Accuride is exposed to credit related losses in the event of nonperformance by the counterparties to the interest rate swap and cap, although no such losses are expected as the counterparties are financial institutions having investment grade credit ratings.

Item 8. Financial Statements and Supplementary Data

        Attached, beginning at page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors and Executive Officers

        The directors and executive officers of the Company, and their ages as of December 31, 2001, are as follows:

Name	Age	Position
William P. Greubel	50	Director, President and Chief Executive Officer
John R. Murphy	51	Executive Vice President/Finance and Chief Financial Officer
David K. Armstrong	45	Senior Vice President and General Counsel
Richard J. Giromini	48	Senior Vice President/Technology and Continuous Improvement
Elizabeth I. Hamme	51	Senior Vice President/Human Resources
Terrence J. Keating	52	Senior Vice President and General Manager—Wheels
Henry R. Kravis	57	Director
George R. Roberts	58	Director
James H. Greene, Jr.	51	Director
Todd A. Fisher	36	Director
Frederick M. Goltz	30	Director

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

        John R. Murphy.    Mr. Murphy currently serves as Executive Vice President/Finance and Chief Financial Officer. Mr. Murphy joined the Company in March, 1998 as Vice President/Finance and Chief Financial Officer. Prior to joining the Company, Mr. Murphy was the President and Chief Executive Officer of Falconite, Inc., a privately held rental equipment company. From 1994 to 1997, Mr. Murphy was Executive Vice President-Administration, Chief Financial Officer and Corporate Secretary of North American Stainless, Inc. Mr. Murphy also held the position of Vice President of Finance and Strategic Planning for Armco Advanced Materials Company, a stainless and electrical specialty steel manufacturing company. Mr. Murphy holds a B.S. in Accounting from the Pennsylvania State University and an M.B.A. from the University of Colorado.

        David K. Armstrong.    Mr. Armstrong currently serves as Senior Vice President and General Counsel. He also serves as Corporate Secretary. Mr. Armstrong joined the Company in October, 1998. Prior to joining the Company, Mr. Armstrong was a partner at the law firm of Snell & Wilmer L.L.P. Mr. Armstrong holds a B.S. and MAcc in Accounting and a Juris Doctorate, all from Brigham Young University.

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

        Elizabeth I. Hamme.    Ms. Hamme currently serves as Senior Vice President/Human Resources. Ms. Hamme joined the Company, as Vice President/Human Resources in February 1995. Prior to joining the Company, Ms. Hamme served as an independent consultant to the manufacturing and financial services sectors since 1991. From 1989 to 1991, Ms. Hamme held the positions of Division Human Resources Manager and Group Manager of Human Resources Development and Compensation with FMC Corporation (Chemical Products Group). Ms. Hamme holds a B.A. in Political Science and an M.A. in Adult Education from the George Washington University.

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

        Henry R. Kravis.    Mr. Kravis has been a director of the Company since 1998. He is a managing member of KKR & Co., L.L.C., the limited liability company which serves as the general partner of KKR. He is also a director of the following public companies: Alliance Imaging, Inc., Amphenol Corporation, Birch Telecom, Inc., Borden, Inc., The Boyds Collection, Ltd., Evenflo Company, Inc. The Gillette Company, IDEX Corporation, KinderCare Learning Centers, Inc., KSL Recreation Corporation, PRIMEDIA, Inc., Sotheby's Holdings Inc., Spalding Holdings Corporation, and Willis Group Holdings Limited. Mr. Kravis is a first cousin of Mr. Roberts.

        George R. Roberts.    Mr. Roberts has been a director of the Company since 1998. He is a managing member of KKR & Co., L.L.C., the limited liability company which serves as the general partner of KKR. He is also a director of the following public companies: Alliance Imaging, Inc., Amphenol Corporation, Borden, Inc., Birch Telecom, Inc., The Boyds Collection, Ltd., Evenflo Company, Inc., IDEX Corporation, KinderCare Learning Center, Inc., KSL Recreation Corporation, Owens-Illinois, Inc., PRIMEDIA, INC., Safeway, Inc., Spalding Holdings Corporation, Willis Group Holdings Limited, and Dayton Power and Light Inc. Mr. Roberts is a first cousin of Mr. Kravis.

        James H. Greene, Jr.    Mr. Greene has been a director of the Company since 1998. He is a member of KKR & Co., L.L.C., the limited liability company which serves as the general partner to KKR. He is also a director of the following public companies: Owens-Illinois, Inc., Safeway Inc., Birch Telecom, Inc., and Shoppers Drug Mart Corporation.

        Todd A. Fisher.    Mr. Fisher has been a director of the Company since 1998. He has been a member of KKR & Co., L.L.C. since January 1, 2001 and was an executive of KKR from June 1993 to December 31, 2000. From July 1992 to June 1993, Mr. Fisher was an associate at Goldman, Sachs & Co. Mr. Fisher also serves as a director of the following public companies: Layne Christensen Company, and Willis Group Holdings Limited.

        Frederick M. Goltz.    Mr. Goltz has been a director of the Company since 1999. He has been an executive of KKR since 1995 with the exception of the period from July 1997 to July 1998 during which time he earned an MBA at INSEAD. Prior to 1995, he was with Furman Selz Incorporated in its Corporate Finance Department.

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

Summary Compensation Table

        The following table sets forth information with respect to the compensation paid by the Company for services rendered during the year ended December 31, 2001 to the Chief Executive Officer and to each of the four other most highly compensated executive officers of the Company (the "Named Executive Officers").

Long Term Compensation
		Annual Compensation						Awards		Payouts
Name and Principal Position	Year	Salary		Bonus		Other Annual Compensation(a)		Restricted Stock Award(s)	Securities Underlying Options/SARs	LTIP Payouts	All Other Compensation(b)
William P. Greubel (President and Chief Executive Officer)	2001 2000 1999	$ $ $	378,125 375,000 275,040	$ $ $	210,937 326,574 172,685	$ $ $	14,183 14,867 16,349	— — —	— — —	— — —	$ $ $	141,983 194,733 22,553
John R. Murphy (Executive Vice President/Finance & CFO)	2001 2000 1999	$ $ $	270,000 239,788 195,600	$ $ $	140,625 239,309 102,175	$ $ $	9,532 22,168 23,645	— — —	— — —	— — —	$ $ $	83,522 88,427 8,239
Terrence J. Keating (Senior Vice President and General Manager/Wheels)	2001 2000 1999	$ $ $	202,910 201,240 167,040	$ $ $	75,465 130,448 78,447	$ $ $	9,533 20,692 26,228	— — —	— — —	— — —	$ $ $	52,330 79,444 12,747
David K. Armstrong (Senior Vice President and General Counsel)	2001 2000 1999	$ $ $	181,200 179,700 156,000	$ $ $	67,388 146,340 22,533	$ $ $	14,808 24,838 28,296	— — —	— — —	— — —	$ $ $	36,704 43,116 2,817
Richard J. Giromini (c) Senior Vice President/Technology and CI	2001 2000 1999	$ $ $	191,930 178,808 81,000	$ $	67,053 130,457 —	$ $ $	9,588 18,479 13,809	— — —	— — —	— — —	$ $ $	41,134 25,374 1,595

(a)
Compensation includes financial planning service fees, vacation sold, gift certificate, imputed income, overseas travel incentive, and gross-ups on financial planning and gift certificate as follows:

	Year	Financial Planning Service Fees Plus Gross-up		Vacation Sold		Gift Certificate Plus Gross-up		Imputed Income		Overseas Travel Incentive
Mr. Greubel	2001 2000 1999	$ $ $	10,235 11,944 11,733	$ $	— 2,885 4,616	$	— 38 —		— — —		$3,948 — —
Mr. Murphy	2001 2000 1999	$ $ $	9,532 11,944 17,104	$ $	— 3,762 6,541	$	— 38 —		— — —	$	— 6,424 —
Mr. Keating	2001 2000 1999	$ $ $	9,533 11,944 21,274	$ $	— 6,951 4,954	$	— 38 —		— — —	$	— 1,759 —
Mr. Armstrong	2001 2000 1999	$ $ $	9,625 12,053 21,083	$ $ $	5,184 3,058 7,213	$	— 37 —		— — —		$9,690 —
Mr. Giromini	2001 2000 1999	$ $ $	9,588 14,201 10,840	$ $	— 3,115 2,885		— — —	$	— 84	$	— 1,163 —

(b)
Compensation includes contributions made by the Company to the employees' non-qualified savings plan (company match and/or profit sharing), non-qualified deferred liability, the Executive Life Insurance Plan (which provides employees with a bonus to pay for a universal life insurance policy that is fully owned by the employee), personal excess coverage, and gross-ups on non-qualified deferred liability and personal excess coverage as set forth below:

	Year	Make Whole Contrib. to Supplemental Savings Plan Plus Gross-Up		Company Match & Profit Sharing		ELIP Premiums		Umbrella Insurance Premium Plus Gross-up
Mr. Greubel	2001 2000 1999	$ $ $	80,870 173,635 54	$ $ $	22,200 19,445 17,184	$ $	38,913 — 5,315	$	— 1,653 —
Mr. Murphy	2001 2000 1999	$ $ $	42,705 72,945 27	$ $ $	14,194 13,829 5,610	$ $	26,623 — 2,602	$	— 1,653 —
Mr. Keating	2001 2000 1999	$ $	18,992 66,726 —	$ $ $	12,010 11,810 10,246	$ $	21,327 — 2,501	$	— 908 —
Mr. Armstrong	2001 2000 1999	$ $	11,412 31,170 —	$ $ $	10,638 11,029 1,624	$ $	14,654 — 1,193	$	— 917 —
Mr. Giromini	2001 2000 1999	$ $	12,299 18,734 —	$ $	10,585 5,727 —	$ $	18,250 — 1,595	$	— 913 —

(c)
Mr. Giromini transferred from AKW L.P. to Accuride Corporation effective July 1, 1999.

        The following table gives information for options exercised by each of the Named Executive Officers in 2001 and the value (stock price less exercise price) of the remaining options held by those executive officers at year end, using management's estimate of the Common Stock value on December 31, 2001.

Aggregated Option/SAR Exercises in Last Fiscal Year
and Fiscal Year-End Option/SAR Values

			Number of Securities Underlying Unexercised Options/SARs at Fiscal Year-End		Value of Unexercised In-the-Money Options/SARs at Fiscal Year-End(a)
Name	Shares Acquired on Exercise	Value Realized
			Exercisable	Unexercisable	Exercisable	Unexercisable
William P. Greubel	0	$0	292.5	67.5	—	—
John R. Murphy	0	$0	113.9	26.3	—	—
Terrence Keating	0	$0	52	12	—	—
David K. Armstrong	0	$0	52	12	—	—
Richard J. Giromini	0	$0	36	20	—	—

(a)
The value of the shares underlying the options as of December 31, 2001 is not in excess of the base price. There is no established trading market for the Company's Common Stock.

Pension Plan Disclosure

        The Accuride Cash Balance Pension Plan (the "Retirement Plan") covers certain employees of the Company. Under the Retirement plan, each participant has a "cash balance account" which is established for bookkeeping purposes only. Each year, each participant's cash balance account is credited with a percentage of the participant's earnings (as defined in the Retirement Plan). The percentage ranges from 2% to 11.5%, depending on the participant's age, years of service and date of participation in the Retirement Plan. If a participant has earnings above the Social Security taxable wage base ("excess earnings"), then an additional 2% of the excess earnings amount is credited to the participant's account. Participant's accounts also are credited with interest each year, based upon the rates payable on certain U.S. Treasury debt instruments. Employees first becoming participants after January 1, 1998 also receive an additional credit for their first year of service.

        A participant's benefit at normal retirement age, if calculated as a lump sum payment, equals the balance of his cash balance account. The actuarial equivalent of the account balance also can be paid as a single life annuity, a qualified joint and survivor annuity, or an alternative form of payment allowed under the Retirement Plan.

        The estimated annual benefits payable upon retirement at normal retirement age (assuming continued compensation at the present amounts until normal retirement age and continued crediting of interest at the current rate and disregarding cost-of-living adjustments to the compensation limit, limits under Section 415 of the Internal Revenue Code or the Social Security wage base) for each of the following Named Executive Officers are:

William P. Greubel	$224,600
John R. Murphy	$132,400
Terrence J. Keating	$89,500
David K. Armstrong	$116,300
Richard J. Giromini	$102,200

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

        The Compensation Committee of the Board of Directors administers the Plan, including, without limitation, the determination of the employees to whom Plan Grants will be made, the number of shares of Common Stock subject to each Plan Grant, and the various terms of Plan Grants. The Compensation Committee of the Board of Directors may from time to time amend the terms of any Plan Grant, but, except for adjustments made upon a change in the Common Stock by reason of a stock split, spin-off, stock dividend, stock combination or reclassification, recapitalization, reorganization, consolidation, change of control, or similar event, such action shall not adversely affect the rights of any participant under the 1998 Plan with respect to the Plan-Purchase Stock and the Plan-Options without such participant's consent. The Board of Directors retains the right to amend, suspend or terminate the 1998 Plan.

Severance Agreements

        Accuride has entered into severance agreements with senior management employees, including the Named Executive Officers, pursuant to which in the event of any such employee's termination "without cause" or "for good reason" (as defined therein) the Company will pay such employee one year's base salary.

        In addition to the severance agreements described above, Accuride has entered into change-in-control agreements with senior management employees, including the Named Executive Officers, and certain other key executives of the Company. Under these agreements, each participating executive is entitled to severance benefits if his or her employment with the Company is terminated within eighteen months of a change in control of the Company (as defined in the agreement) either by the employee for good reason or by the Company for any reason other than cause, disability, normal retirement, or death. In the event of a covered termination, (a) severance benefits for Tier I (Messrs. Greubel and Murphy) include a payment equal to 300% of the employee's salary plus average incentive compensation award over the prior three years, (b) severance benefits for Tier II (Messrs. Keating, Giromini, Armstrong and Ms. Hamme) include a payment equal to 200% of the employee's salary plus average incentive compensation award over the prior three years, (c) severance benefits for Tier III (other key executives) include a payment equal to 100% of the employee's salary. The agreements also provide for the continuance of certain other benefits, including health insurance coverage until the earlier of the employee becoming eligible for coverage by a subsequent employer or the expiration of 18 months from the date of termination. Any payment received under the change-in-control agreement shall be reduced by the full amount of any payments to which the executive may be entitled due to termination pursuant to any other Company severance policy.

Employee Equity Arrangements

        Pursuant to the 1998 Plan, the Company sold Plan-Purchase Stock and issued Plan-Options to selected employees, including the Named Executive Officers, which represent, in the aggregate, approximately 8% of the fully diluted Common Stock (of which the Named Executive Officers will hold approximately 47%). In connection with such arrangements, the Company and each such employee entered into an Employee Stockholders' Agreement and a Stock Option Agreement. In order to finance the stock purchases, certain employees also entered into secured Promissory Notes and Pledge Agreements. The Employee Stockholders' Agreement (i) places restrictions on each such employee's ability to transfer shares of Plan-Purchase Stock and Common Stock acquired upon exercise of the Plan-Options, including a right of first refusal in favor of the Company, (ii) provides each such employee the right to participate pro rata in certain sales of Common Stock by Hubcap Acquisition or its affiliates and (iii) provides Hubcap Acquisition and its affiliates the right to require each such employee to participate pro rata in certain sales of Common Stock by Hubcap Acquisition or its affiliates. The Stockholders' Agreement also grants (subsequent to an initial public offering of the Common Stock) piggyback registration rights to each such employee pursuant to a registration rights agreement between Hubcap Acquisition and the Company. In addition, the Employee Stockholders' Agreement gives the Company the right to purchase shares and options held by each such employee upon termination of employment for any reason and permits each such employee to sell stock and options in the event of death, disability or retirement after turning 65 years of age.

Compensation Committee Interlocks and Insider Participation

        Messrs. Greene, Fisher, and Goltz, with Mr. Greene as Chairman, serve as the members of the Compensation Committee of the Board of Directors of the Company. Messrs. Greene and Fisher are members of KKR 1996 GP L.L.C., which beneficially owns 87% of Accuride, and members of KKR & Co., L.L.C., which serves as general partner of KKR. Mr. Goltz is an executive of KKR & Co., L.L.C.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth the ownership of the Common Stock as of March 1, 2002 by each person known to be the owner of 5% or more of the Common Stock, by each person who is a director or Named Executive Officer of the Company and by all directors and executive officers of the Company as a group.

	Common Stock Beneficially Owned(a)
Name and Address
	Shares	Percent
KKR 1996 GP L.L.C. (b) c/o Kohlberg Kravis Roberts & Co. L.P. 9 West 57th Street New York, New York 10019	21,600	87.11%
Henry R. Kravis (b)	—	—
George R. Roberts (b)	—	—
James H. Greene, Jr. (b)	—	—
Todd A. Fisher (b)	—	—
Frederick M. Goltz (b)	—	—
RSTW Partners III, L.P. (c) 5847 San Felipe Houston, TX 77057	2,400	9.68%
William P. Greubel (d)	443	1.79%
John R. Murphy (e)	184	*
Terrence J. Keating (f)	92	*
David K. Armstrong (f)	92	*
Richard J. Giromini (g)	76	*
All executive officers and directors as a group	978	3.95%

*
Less than one percent.

(a)
The amounts and percentage of Common Stock beneficially owned are reported on the basis of regulations of the Securities and Exchange Commission ("SEC") governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote or to direct the voting of such security, or "investment power," which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which he has no economic interest. The percentage of class outstanding is based on 24,796 shares of Common Stock outstanding as of March 1, 2002

(b)
Shares of Common Stock shown as beneficially owned by KKR 1996 GP L.L.C. are held by Hubcap Acquisition. KKR 1996 GP L.L.C. is the sole general partner of KKR Associates 1996

  L.P., which is the sole general partner of KKR 1996 Fund L.P. KKR 1996 Fund L.P. is one of two members of Hubcap Acquisition and owns more than a 95% equity interest in Hubcap Acquisition. KKR 1996 GP L.L.C. is a limited liability company, the managing members of which are Messrs. Henry R. Kravis and George R. Roberts, and the other members of which are Messrs. Paul E. Raether, Michael W. Michelson, James H. Greene, Jr., Michael T. Tokarz, Edward A. Gilhuly, Perry Golkin, Scott M. Stuart, Johannes P. Huth, Todd A. Fisher, Alexander Navab Jr., Neil A. Richardson and Robert I. MacDonnell. Messrs. Kravis, Roberts, Greene, and Fisher are directors of the Company. Each of such individuals may be deemed to share beneficial ownership of any shares beneficially owned by KKR 1996 GP L.L.C. Each of such individuals disclaims beneficial ownership. Mr. Frederick M. Goltz is a director of the Company and is also an executive of KKR. Mr. Goltz disclaims that he is the beneficial owner of any shares beneficially owned by KKR Associates 1996 L.P.

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

(d)
Includes 292.5 shares, which are subject to an option to purchase such shares from the Company at $5,000 per share.

(e)
Includes 113.9 shares, which are subject to an option to purchase such shares from the Company at $5,000 per share.

(f)
Includes 52 shares, which are subject to an option to purchase such shares from the Company at $5,000 per share.

(g)
Includes 36 shares, which are subject to an option to purchase such shares from the Company at $5,000 per share.

Item 13. Certain Relationships and Related Party Transactions

        As of March 1, 2002, KKR 1996 GP L.L.C. beneficially owned approximately 87% of the Company's outstanding shares of Common Stock. See "Item 12-Security Ownership of Certain Beneficial Owners and Management." The managing members of KKR 1996 GP L.L.C. are Messrs. Henry R. Kravis and George R. Roberts and the other members of which are Messrs. Paul E. Raether, Michael W. Michelson, James H. Greene, Jr., Michael T. Tokarz, Edward A. Gilhuly, Perry Golkin, Scott M. Stuart, Johannes P. Huth, Todd A. Fisher, Alexander Navab Jr., Neil A. Richardson, and Robert I. MacDonnell. Messrs. Kravis, Roberts, Greene, and Fisher are also directors of the Company, as is Frederick M. Goltz, who is an executive of KKR & Co., L.L.C. Each of the members of KKR 1996 GP L.L.C. is also a member of KKR & Co., L.L.C, which serves as the general partner of KKR.

        KKR, an affiliate of Hubcap Acquisition, received a fee of $6.0 million in cash for negotiating the Recapitalization and arranging the related financing, plus the reimbursement of its expenses in connection therewith, and from time to time in the future, KKR may receive customary investment banking fees for services rendered to the Company in connection with divestitures, acquisitions, and certain other transactions. In addition, KKR has agreed to render management, consulting and financial services to the Company for an annual fee of $0.6 million. See "Item 10-Directors and Executive Officers of the Company" and "Item 12-Security Ownership of Certain Beneficial Owners and Management."

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

        During 2001, 41 shares of common stock were repurchased as treasury stock.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

        (a)  The following constitutes a list of Financial Statements, Financial Statement Schedules, and Exhibits required to be included in this report:

1.	Financial Statements
The following financial statements of the Registrant are filed herewith as part of this report:
Independent Auditors' Report.
Consolidated Balance Sheets—December 31, 2001 and December 31, 2000.
Consolidated Statements of Income—Years ended December 31, 2001, December 31, 2000, and December 31, 1999.
Consolidated Statements of Stockholders' Equity (Deficiency)—Years ended December 31, 2001, December 31, 2000, and December 31, 1999.
Consolidated Statements of Cash Flows—Years ended December 31, 2001, December 31, 2000, and December 31, 1999.
Notes to Consolidated Financial Statements—Years ended December 31, 2001, December 31, 2000, and December 31, 1999.
2.	Financial Statement Schedules
Schedule II—Valuation and Qualifying Accounts.

Schedules other than those listed above are omitted because of the absence of conditions under which they are required or because the required information is presented in the Financial Statements or notes thereto.

Exhibits

        (b)  Reports on Form 8-K. The Company did not file any reports on Form 8-K during the last quarter of the 2001 fiscal year.

Exhibit No.	Description
*2.1	Stock Subscription and Redemption Agreement, dated as of November 17, 1997, among the Company, Hubcap Acquisition L.L.C. and Phelps Dodge Corporation.
*3.1	Certificate of Incorporation, as amended, of Accuride Corporation.
*3.2	By-Laws of Accuride Corporation.
*4.1	Indenture, dated as of January 21, 1998, between Accuride Corporation and U.S. Trust Company of California, N.A., as trustee, relating to $200,000,000 aggregate principal amount of 9.25% Senior Subordinated Notes due 2008.
*4.2	Registration Rights Agreement, dated as of January 21, 1998, between Accuride Corporation, and BT Alex. Brown Incorporated, Citicorp Securities, Inc., and J.P. Morgan Securities Inc.
*4.3	Specimen Certificate of 9.25% Senior Subordinated Notes due 2008, Series A (the "Private Notes").
*4.4	Specimen Certificate of 9.25% Senior Subordinated Notes due 2008, Series B (the "Exchange Notes").
*10.1	Stockholders' Agreement by and among Accuride Corporation, Phelps Dodge Corporation and Hubcap Acquisition L.L.C.
*10.2	Registration Rights Agreement by and between Accuride Corporation and Hubcap Acquisition L.L.C.
‡*10.3	1998 Stock Purchase and Option Plan for Employees of Accuride Corporation and Subsidiaries.
‡*10.4	Form of Non-qualified Stock Option Agreement by and between Accuride Corporation and certain employees.
‡*10.5	Form of Repayment and Stock Pledge Agreement by and between Accuride and certain employees.
*10.6	Form of Secured Promissory Note in favor of Accuride Corporation.
*10.7	Form of Stockholders' Agreement by and among Accuride Corporation, certain employees and Hubcap Acquisition L.L.C.
‡*10.8	Form of Severance Agreement by and between Accuride Corporation and certain executives.
*10.9	Contribution Agreement, dated as of May 1, 1997, among Accuride Corporation, Kaiser Aluminum & Chemical Corporation, AKW General Partner L.L.C. and AKW L.P.
*10.10	Limited Partnership Agreement of AKW L.P., dated as of May 1, 1997, among AKW General Partner L.L.C., Accuride Ventures, Inc., Accuride Corporation and Kaiser Aluminum & Chemical Corporation.
*10.11	Limited Liability Company Agreement of AKW General Partner L.L.C., dated as of May 1, 1997, among Accuride Ventures, Inc., Accuride Corporation and Kaiser Aluminum & Chemical Corporation.
*10.12	Lease Agreement dated November 1, 1988, by and between Kaiser Aluminum & Chemical Corporation and The Bell Company regarding the property in Cuyahoga Falls, Ohio, as amended and extended.
*10.13	Lease Agreement, dated as of February 1, 1974, by and between Henderson County and The Firestone Tire & Rubber Company.
*10.14	Lease Amendment, dated as of December 19, 1986, by and between Henderson County and The Firestone Tire & Rubber Company.
*10.15	Joint Venture Agreement, dated November 5, 1997, by and among the Company, Industria Automotriz, S.A. de C.V., Grupo Industrial Ramirez, S.A. and Accuride de Mexico, S.A. de C.V.
*10.16	By-laws of Accuride de Mexico, S.A. de C.V.
*10.17	Purchase and Sale Agreement, dated as of October 21, 1997, by and between Accuride Corporation and General Electric Company regarding property located in Columbia, Tennessee.
*10.18	Purchase Supply and Assembly Agreement, dated as of January 15, 1998, between Accuride Corporation and Lacks Industries, Inc.

*10.19	Purchase Agreement, dated as of January 15, 1998, between Accuride Corporation and BT Alex. Brown Incorporated, Citicorp Securities, Inc., and J.P. Morgan Securities Inc.
**10.20	Lease Agreement dated October 26, 1998, by and between Accuride Corporation and Woodward, LLC. regarding the Evansville, Indiana, office space.
***10.21	Purchase Agreement dated April 1, 1999, between the Company, Accuride Ventures, Inc. (the Company's wholly-owned subsidiary) and Kaiser.
***10.22	Amended and Restated Lease Agreement dated April 1, 1999, between AKW, L.P. and Kaiser.
****10.23	Amended and Restated Credit Agreement, dated April 16, 1999, between the Company, Citicorp USA, Inc., as administrative agent, Salomon Smith Barney, Inc., as arranger, Bankers Trust Company as syndication agent, and Wells Fargo Bank, N.A. as the documentation agent.
****10.24	Amended and Restated Pledge Agreement dated April 16, 1999, between the Company, Accuride Canada, Inc., and Accuride Ventures, Inc. as pledgors and Citicorp USA, Inc., as administrative agent.
†10.25	Purchase Agreement dated July 16, 1999 between the Company and Industria Automotriz, S.A. de C.V.
†10.26	Amended and Restated Completion Guarantee dated July 16, 1999 between the Company, Accuride de Mexico, S.A. de C.V., Citibank Mexico, S.A. and Grupo Financiero Citibank.
*10.27	Amendment dated December 31, 1999 between the Company, Accuride de Mexico, S.A. de C.V., Citibank Mexico, S.A. and Grupo Financiero Citibank.
‡*10.28	Amended and Restated Supplemental Savings Plan dated January 1, 1998.
†††10.29	Amendment dated March 31, 2000 between the Company, Accuride de Mexico, S.A. de C.V., Citibank Mexico, S.A. and Grupo Financiero Citibank.
†††10.30	Amendment dated December 14, 2000 between the Company, Accuride de Mexico, S.A. de C.V., Citibank Mexico, S.A. and Grupo Financiero Citibank.
†††10.31	Joint Marketing Agreement between the Company and Gianetti Ruote SpA.
†††10.32	Technology Cross License Agreement between the Company and Gianetti Ruote SpA.
††††10.33	Second Amended and Restated Credit Agreement
††††10.34	Second Amended and Restated Pledge Agreement
††††10.35	Security Agreement between the Company, Accuride Canada, Inc., and Citicorp USA, Inc.
††††10.36	Security Agreement between Accuride Canada, Inc., and Citicorp USA, Inc.
10.37	Form of Change-In-Control Agreement (Tier I employees)
10.38	Form of Change-In-Control Agreement (Tier II employees)
10.39	Form of Change-In-Control Agreement (Tier III employees)
21.1	Subsidiaries of Accuride Corporation.
23.1	Consent of Deloitte & Touche LLP.

*	Previously filed as an exhibit to the Form S-4 effective July 23, 1998 (Reg. No. 333-50239) and incorporated herein by reference.
**	Previously filed as an exhibit to the Form 10-K filed on March 30, 1999 and incorporated herein by reference.
***	Previously filed as an exhibit to the Form 8-K filed on April 12, 1999 and incorporated herein by reference.
****	Previously filed as an exhibit to the Form 10-Q for the quarterly period ended March 31, 1999 and incorporated herein by reference.
†	Previously filed as an exhibit to the Form 10-Q for the quarterly period ended June 30, 1999 and incorporated herein by reference.
‡	Management contract for compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.
†††	Previously filed as an exhibit to the Form 10-K filed on March 26, 2001 and incorporated herein by reference.
††††	Previously filed as an exhibit to the Form10-Q filed on August 9, 2001.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Accuride Corporation:

        We have audited the accompanying consolidated balance sheets of Accuride Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Accuride Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
Indianapolis, Indiana

February 11, 2002

ACCURIDE CORPORATION

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2001 AND 2000 (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	2001	2000
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$47,708	$38,516
Customer receivables, net of allowance for doubtful accounts of $1,448 and $806	25,163	31,059
Other receivables	2,229	4,325
Inventories, net	29,107	37,484
Supplies	8,666	8,545
Deferred income taxes	6,219	5,175
Income taxes receivable	1,176	599
Prepaid expenses and other current assets	792	941

Total current assets	121,060	126,644
PROPERTY, PLANT AND EQUIPMENT, NET	225,514	237,410
OTHER ASSETS:
Goodwill, net of accumulated amortization of $43,105 and $38,949	123,197	127,353
Investment in affiliates	3,439	3,189
Deferred financing costs, net of accumulated amortization of $6,527 and $4,436	8,776	9,546
Deferred income taxes	2,930
Pension benefit plan asset	11,558	9,678
Other	1,749	1,451

TOTAL	$498,223	$515,271

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
Accounts payable	$29,836	$38,231
Current portion of long-term debt	12,500
Short term notes payable		7,500
Accrued payroll and compensation	9,690	7,584
Accrued interest payable	11,352	11,830
Accrued and other liabilities	15,110	10,006

Total current liabilities	78,488	75,151
LONG-TERM DEBT, less current portion	464,050	441,386
OTHER POSTRETIREMENT BENEFIT PLAN LIABILITY	16,615	15,734
OTHER LIABILITIES	1,424	1,234
DEFERRED INCOME TAXES		10,966
COMMITMENTS AND CONTINGENCIES (Notes 13 and 14)
STOCKHOLDERS' EQUITY (DEFICIENCY):
Preferred stock, $.01 par value; 5,000 shares authorized and unissued Common stock and additional paid in capital, $.01 par value; 45,000 shares authorized, 24,923 shares issued; 24,796 and 24,837 outstanding in 2001 and 2000	24,939	24,939
Treasury stock, 127 shares and 86 shares at cost in 2001 and 2000	(735)	(505)
Stock subscriptions receivable	(638)	(868)
Retained earnings (deficit)	(85,920)	(52,766)

Total stockholders' equity (deficiency)	(62,354)	(29,200)

TOTAL	$498,223	$515,271

See notes to consolidated financial statements.

ACCURIDE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(DOLLARS IN THOUSANDS)

	Years Ended December 31,
	2001	2000	1999
NET SALES	$332,071	$475,804	$505,854
COST OF GOODS SOLD	295,737	393,232	390,776

GROSS PROFIT	36,334	82,572	115,078
OPERATING EXPENSES:
Selling, general and administrative	33,538	32,849	33,493

INCOME FROM OPERATIONS	2,796	49,723	81,585
OTHER INCOME (EXPENSE):
Interest income	1,362	1,824	798
Interest expense	(41,561)	(40,566)	(39,786)
Equity in earnings of affiliates	250	455	2,316
Other income (expense), net	(9,837)	(6,157)	(1,081)

INCOME (LOSS) BEFORE INCOME TAXES, MINORITY
INTEREST AND EXTRAORDINARY GAIN	(46,990)	5,279	43,832
INCOME TAX PROVISION (BENEFIT)	(13,836)	4,361	18,410
MINORITY INTEREST			91

INCOME (LOSS) BEFORE EXTRAORDINARY GAIN	(33,154)	918	25,331
EXTRAORDINARY GAIN, NET OF TAX		1,595

NET INCOME (LOSS)	$(33,154)	$2,513	$25,331

See notes to consolidated financial statements.

ACCURIDE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

(DOLLARS IN THOUSANDS)

	Comprehensive Income (Loss)	Common Stock and Additional Paid in Capital	Treasury Stock	Stock Subscriptions Receivable	Accumulated Other Comprehensive Income (Loss)		Retained Earnings (Deficit)	Total Stockholders' Equity (Deficiency)
BALANCE AT JANUARY 1, 1999		$24,158		$(1,644)			$(80,610)	$(58,096)
Net income							25,331	25,331
Issuance of shares		580		(580)
Purchase of treasury stock			$(51)	10				(41)
Proceeds from stock subscriptions receivable				675				675

BALANCE AT DECEMBER 31, 1999		24,738	(51)	(1,539)			(55,279)	(32,131)
Net income							2,513	2,513
Issuance of shares		201		(201)
Purchase of treasury stock			(454)	160				(294)
Proceeds from stock subscriptions receivable				712				712

BALANCE AT DECEMBER 31, 2000		24,939	(505)	(868)			(52,766)	(29,200)
Net loss	$(33,154)						(33,154)	(33,154)
Purchase of treasury stock			(230)					(230)
Proceeds from stock subscriptions receivable				230				230

Other comprehensive income (loss):
Cumulative change in accounting (net of tax)	(189)					$(189)		(189)
Realization of deferred amounts (net of tax)	189					189		189

Comprehensive income (loss)	$(33,154)

BALANCE AT DECEMBER 31, 2001		$24,939	$(735)	$(638)	$		$(85,920)	$(62,354)

See notes to consolidated financial statements.

ACCURIDE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

	Years Ended December 31,
	2001	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(33,154)	$2,513	$25,331
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	29,260	25,814	23,765
Amortization	6,351	6,465	6,019
Losses on disposal of assets	1,170	1,156	1,021
Gain on early retirement of debt		(1,595)
Deferred income taxes	(14,941)	789	12,947
Equity in earnings of affiliated companies	(250)	(454)	(2,316)
Minority interest			91
Changes in certain assets and liabilities (net of effects from purchase of AKW L.P.):
Receivables	7,993	34,602	8,924
Inventories and supplies	8,128	3,623	1,903
Prepaid expenses and other assets	(2,605)	2,068	(2,762)
Accounts payable	(8,395)	(3,367)	8,959
Accrued and other liabilities	7,802	(5,271)	2,953

Net cash provided by operating activities	1,359	66,343	86,835

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(17,705)	(50,420)	(44,507)
Capitalized interest	(700)	(1,268)	(1,565)
Payment for purchase of AdM			(7,422)
Payment for purchase of AKW L.P.			(71,095)
Net cash distribution from AKW L.P.			265

Net cash used in investing activities	(18,405)	(51,688)	(124,324)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt			102,711
Proceeds from issuance of short term notes payable			3,589
Payments on long-term debt	(4,940)	(19,050)	(6,050)
Principal payments on short term notes payable	(7,500)
Net increase (decrease) in revolving credit advance	40,000	10,000	(33,000)
Deferred financing fees	(1,322)		(1,373)
Redemption of shares	(230)	(294)	(41)
Proceeds from stock subscriptions receivable	230	712	675

Net cash provided by (used in) financing activities	26,238	(8,632)	66,511

Increase in cash and cash equivalents	9,192	6,023	29,022
Cash and cash equivalents, beginning of year	38,516	32,493	3,471

Cash and cash equivalents, end of year	$47,708	$38,516	$32,493

See notes to consolidated financial statements.

ACCURIDE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2001

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of Consolidation—The accompanying consolidated financial statements include the accounts of Accuride Corporation (the "Company") and its wholly-owned subsidiaries, including Accuride Canada, Inc. ("Accuride Canada"), AKW L.P. ("AKW"), and Accuride de Mexico, S.A. de C.V. ("AdM"). All significant intercompany transactions have been eliminated. Investments in affiliated companies in which the Company does not have a controlling interest are accounted for using the equity method.

        Business of The Company—The Company is engaged primarily in the design, manufacture and distribution of wheels and rims for trucks, trailers and certain military and construction vehicles. The Company sells its products primarily within North America and Latin America to original equipment manufacturers and to the aftermarket. The Company's primary manufacturing facilities are located in Henderson, Kentucky; Columbia, Tennessee; Erie, Pennsylvania; Cuyahoga Falls, Ohio; London, Ontario, Canada and Monterrey, Mexico. The Company plans to close its Columbia, Tennessee, facility and consolidate the production of light wheels into its other facilities during 2002.

        Management's Estimates and Assumptions—The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Revenue Recognition—The Company records sales upon shipment and provides an allowance for estimated discounts associated with customer rebates.

        Inventories—Inventories are stated at the lower of cost or market. Cost for substantially all inventories, except AdM, is determined by the last-in, first-out method (LIFO). AdM's inventories are stated at average cost.

        Supplies—Supplies are stated at the lower of cost or market. Cost for substantially all supplies is determined by a moving-average method. The Company performs periodic evaluations of supplies and provides an allowance for obsolete items.

        Property, Plant and Equipment—Property, plant and equipment are carried at cost. Expenditures for replacements and betterments are capitalized; maintenance and repairs are charged to operations as incurred.

        Buildings, machinery and equipment are depreciated using the straight-line method over estimated lives of 5 to 40 years. Tooling is generally depreciated over a 3-year life.

        Deferred Financing Costs—Direct costs incurred in connection with the Recapitalization (see Note 2) and the Credit Agreement (see Note 9) have been deferred and are being amortized over the life of the related debt using the interest method.

        Goodwill—Goodwill consists of costs in excess of the net assets acquired in connection with the Phelps Dodge Corporation ("PDC") acquisition of the Company in March 1988 and the AKW and AdM acquisitions in April 1999 and July 1999, respectively. Goodwill has been amortized using the straight-line method over 40 years.

        Long-Lived Assets—The Company evaluates its long-lived assets to be held and used and its identifiable intangible assets for impairment when events or changes in economic circumstances indicate the carrying amount of such assets may not be recoverable. Long-lived assets to be disposed of are carried at the lower of cost or fair value less the costs of disposal.

        Restructuring Reserve—Included in the Company's operating results for the year ended December 31, 2001, are restructuring charges of $2,700. These charges result from the Company's plans to close its Columbia, Tennessee, facility and consolidate the production of light wheels into its other facilities. The Company anticipates that these restructuring activities will be completed by the end of the third quarter of fiscal year 2002. As of December 31, 2001, there had been no disbursements made by the Company with respect to these charges and, consequently, the full $2,700 is included in "Accrued and Other Liabilities".

        Pension Plans—The Company has trusteed, non-contributory pension plans covering substantially all U.S. and Canadian employees. For certain plans, the benefits are based on career average salary and years of service and, for other plans, a fixed amount for each year of service. The Company's funding policy provides that payments to the pension trusts shall be at least equal to the minimum legal funding requirements.

        Postretirement Benefits Other Than Pensions—The Company has postretirement health care and life insurance benefit plans covering substantially all U.S. non-bargained and Canadian employees. The Company accounts for these benefits on an accrual basis and provides for the expected cost of such postretirement benefits accrued during the years employees render the necessary service. The Company's funding policy provides that payments to participants shall be at least equal to its cash basis obligation.

        Postemployment Benefits Other Than Pensions—The Company has certain postemployment benefit plans covering certain U.S. and Canadian employees which provide severance, disability, supplemental health care, life insurance or other welfare benefits. The Company accounts for these benefits on an accrual basis. The Company's funding policy provides that payments to participants shall be at least equal to its cash basis obligation.

        Income Taxes—Deferred tax assets and liabilities are computed based on differences between financial statement and income tax bases of assets and liabilities using enacted income tax rates. Deferred income tax expense or benefit is based on the change in deferred tax assets and liabilities from period to period, subject to an ongoing assessment of realization of deferred tax assets.

        Research and Development Costs—Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred. The amounts charged against income in 2001, 2000, and 1999 totaled $5,321, $6,264, and $5,176, respectively.

        Foreign Currency—The assets and liabilities of Accuride Canada and AdM that are receivable or payable in cash are converted at current exchange rates, and inventories and other non-monetary assets and liabilities are converted at historical rates. Revenues and expenses are converted at average rates in effect for the period. Accuride Canada's and AdM's functional currencies have been determined to be the U.S. dollar. Accordingly, gains and losses resulting from conversion of such amounts, as well as gains and losses on foreign currency transactions, are included in operating results as "Other income (expense), net." The Company had aggregate foreign currency gains (losses) of $(822), $74, and $(5,544), for the years ended December 31, 2001, 2000, and 1999, respectively.

        Concentrations of Credit Risk—Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, customer receivables, and derivative financial instruments. The Company places its cash and cash equivalents and executes derivatives with high quality financial institutions. Generally, the Company does not require collateral or other security to support customer receivables.

        Derivative Financial Instruments—The Company uses derivative instruments, which are not designated as hedging instruments, to manage exposures to foreign currency, commodity prices, and interest rate risks. The Company does not enter into derivative financial instruments for trading or speculative purposes. The derivative instruments used by the Company include interest rate, foreign exchange, and commodity price instruments. All derivative instruments are recognized on the balance sheet at their estimated fair value. See Note 16 for the carrying amounts and estimated fair values of these instruments.

    Interest Rate Instruments—The Company uses interest rate swap agreements as a means of fixing the interest rate on portions of the Company's floating-rate debt. The interest rate swap is not designated as a hedge for financial reporting purposes and, accordingly, is carried in the financial statements at fair value, with unrealized gains or losses reflected in current period earnings as "Other income (expense), net". The settlement amounts from the swap agreement are reported in the financial statements as a component of interest. The Company uses interest rate cap agreements to set ceilings on the maximum interest rate the Company would incur on portions of the Company's floating-rate debt. The interest rate cap is carried in the financial statements at fair value, with unrealized gains or losses reflected in current period earnings as "Other income (expense), net". In the event that the cap is exercised, any realized gain would be recorded in the financial statements as a component of interest.

    Foreign Exchange Instruments—The Company uses foreign currency forward contracts and options to limit foreign exchange risk on anticipated but not yet committed transactions expected to be denominated in Canadian dollars. The forward contracts are not designated as hedges for financial reporting purposes and, accordingly, are carried in the financial statements at fair value, with realized and unrealized gains or losses reflected in current period earnings as "Other income (expense), net." The total notional amount of outstanding forward contracts at December 31, 2001 and 2000 was $60,621 and $97,078, respectively.

    Commodity Price Instruments—The Company uses commodity price swap contracts to limit exposure to changes in certain raw material prices. The commodity price instruments are not designated as hedges for financial reporting purposes and, accordingly, are carried in the financial statements at fair value, with realized and unrealized gains and losses reflected in current period earnings as "Other income (expense), net". Prior to the adoption of FAS 133 on January 1, 2001, aggregate realized gains were reflected in "Cost of goods sold". The total notional amount of outstanding commodity price swaps at December 31, 2001 and 2000 was $2,180 and $23,246, respectively.

        The realized and unrealized gain (loss) on the Company's derivative financial instruments as of December 31 are as follows:

	Interest Rate Instruments		Foreign Exchange Instruments		Commodity Price Instruments
	Realized gain (loss)	Unrealized gain (loss)	Realized gain (loss)	Unrealized gain (loss)	Realized gain (loss)	Unrealized gain (loss)
2001	(29)	(3,360)	(7,587)	3,363	(1,919)	(62)
2000	547	—	(691)	(6,621)	1,477	—
1999	(660)	—	2,565	2,194	193	—

        Accounting Standards Adopted—Accounting standards adopted during 2001 include Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 141, Accounting for Business Combinations.

        SFAS 133 established a comprehensive standard for the recognition and measurement of derivatives and hedging activities. The standard requires that all derivatives be recognized as assets or liabilities in the balance sheet and measured at fair value. Gains or losses resulting from changes in fair value are required to be recognized in current earnings unless specific hedge criteria are met. The adoption of SFAS 133 resulted in a net pre-tax reduction to other comprehensive income (OCI) of $300 ($189 after tax). The reduction in OCI was attributable to a net unrealized loss on cash flow hedges. During the year ended December 31, 2001, the $189 was reclassified into cost of goods sold as the related derivative instruments matured.

        SFAS 141 established accounting and reporting standards for business combinations and prohibits the use of the pooling-of-interests method of accounting for those transactions after June 30, 2001. This Statement has had no effect on the Company's financial statements.

        New Accounting Standards—New accounting standards which could impact the Company include SFAS No. 142, Accounting for Goodwill and Other Intangible Assets, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets".

        SFAS 142 establishes accounting and reporting standards for goodwill and intangible assets. SFAS 142 will become effective for the Company on January 1, 2002. As of the date of adoption, the Company will no longer amortize goodwill, but will test for impairment on an annual basis. Management is still evaluating the full effect of this new accounting standard on the financial statements. As a result of the accounting change, $4,156 of goodwill amortization will not be included in 2002 operating expenses.

        SFAS 144 is effective for the Company on January 1, 2002. The statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed. Management is still evaluating the full effect of this new accounting standard on the financial statements.

        Reclassifications—Certain amounts from prior year's financial statement have been reclassified to conform to the current year presentation.

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

3. AKW AND AdM ACQUISITIONS

        AKW Acquisition—AKW was formed in 1997 as a 50-50 joint venture between Kaiser and the Company to design, manufacture, and sell heavy-duty aluminum wheels. On April 1, 1999, the Company acquired Kaiser's 50% interest in AKW. Total aggregate cost was $71,095 including fees and expenses. In connection with this acquisition, the fair value of assets acquired was $36,190 less liabilities assumed of $16,838. The cost exceeded the fair value of the net assets acquired by $51,743.

        The following unaudited pro forma financial data illustrates the estimated effects as if the AKW acquisition had been completed as of the beginning of the period presented, after including the impact of certain adjustments, such as goodwill amortization, depreciation, interest expense, the elimination of equity in earnings of affiliates arising from the Company's 50% interest in AKW owned prior to the acquisition, and the related income tax effects.

Year Ended December 31, 1999
Net Sales	$529,800
Net Income	$25,632

        The pro forma results are not necessarily indicative of the actual results if the transactions had been in effect for the entire period presented. In addition, they are not intended to be a projection of future results and do not reflect, among other things, any synergies that might have been achieved from combined operations.

        AdM Acquisition—AdM was formed on November 5, 1997 between the Company, Industria Automotriz, S.A. de C.V. ("IaSa"), and certain other parties to produce, market and sell steel wheels, rims, side rings, lock rings, mounting rings, spacer bands and related components. On July 16, 1999, the Company acquired IaSa's 49% interest in AdM. The acquisition gives the Company 100% control of AdM. Total aggregate cost was $7,400, including fees and expenses. The cost exceeded the fair value of the net assets acquired by $301.

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

4. CONSOLIDATED STATEMENTS OF CASH FLOWS

        For the purpose of preparing the Consolidated Statements of Cash Flows, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Interest paid (net of amounts capitalized of $700, $1,268 and $1,565) for the years ended December 31, 2001, 2000 and 1999 was $40,572, $39,454 and $37,029, respectively. Income taxes paid for the years ended December 31, 2001, 2000 and 1999 were $1,682, $2,129 and $8,114, respectively.

5. INVENTORIES

        Inventories at December 31 were as follows:

	2001	2000
Raw materials	$5,181	$7,650
Work in process	9,223	11,163
Finished manufactured goods	15,157	17,731
LIFO adjustment	(454)	940

Total inventories	$29,107	$37,484

        During 2001 and 2000, certain inventory quantities were reduced, which resulted in liquidations of LIFO inventory layers carried at lower costs which prevailed in prior years. The effect of the liquidation was to decrease cost of goods sold by $382, $178 and $193 and to increase net income by $241, $112 and $112 for the years ended December 31, 2001, 2000 and 1999, respectively.

6. PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment at December 31 consist of the following:

	2001	2000
Land and land improvements	$7,006	$7,016
Buildings	62,389	61,090
Machinery and equipment	381,319	366,679

	450,714	434,785
Less accumulated depreciation	225,200	197,375

Property, plant and equipment, net	$225,514	$237,410

        During 2001, the Company evaluated its assets and determined $2,700 of equipment at its Monterrey, Mexico, facility to be impaired. This amount is included in cost of goods sold for the year ended December 31, 2001.

7. INVESTMENTS IN AFFILIATES

        Included in "Equity in earnings of affiliates" is the Company's 50% interest in the earnings of AOT, Inc. ("AOT"), and from January 1, 1999 through March 31, 1999, a 50% interest in the earnings of AKW. The following summarizes the Company's investments in affiliates.

        AOT—AOT is a joint venture between the Company and The Goodyear Tire & Rubber Company formed to provide sequenced wheel and tire assemblies for Navistar International Transportation Corporation. The Company's investment in AOT at December 31, 2001 and 2000 totaled $3,439 and $3,189, respectively.

        In accordance with the agreement between the Company and The Goodyear Tire & Rubber Company, the Company has guaranteed fifty percent of AOT's outstanding bank debt. At December 31, 2001 and 2000, the amount of debt guaranteed by the Company totaled $2,650 and $2,950, respectively.

        As of December 31, 1999, the Company had one note receivable from AOT included in "Other assets" in the amount of $282, with an interest rate of 9.25%. Interest income earned on this note receivable for 2001, 2000 and 1999 totaled $0, $34, and $92, respectively.

        AKW L.P.—On May 1, 1997, the Company entered into a joint venture with Kaiser for the formation of AKW and accounted for the investment using the equity method. The Company performed all billing and collection functions, as well as calculation and notification of rebates, for AKW. Fees associated with those agreements totaled $63 for the year ended December 31, 1999 and is reported as a reduction in "Selling, general and administrative expenses".

        On April 1, 1999 the Company acquired Kaiser's 50% interest in AKW (see Note 3).

8. SHORT-TERM NOTES PAYABLE

        Effective July 9, 1998, AdM entered into a $32,500 amended credit agreement consisting of a $7,500 working capital facility and a $25,000 term facility (see Note 9) which was guaranteed by the Company. At December 31, 2000, the interest rate on the working capital facility was comprised of the Eurodollar rate of 6.875% plus the Applicable Margin of 1.625%. In June 2001 the $7,500 working capital advance was repaid and the working capital facility was terminated. At December 31, 2000, the Company had $7,500 of short-term notes payable outstanding under the working capital facility.

9. LONG-TERM DEBT

        Long-term debt at December 31 consists of the following:

	2001	2000
Revolving Credit Advance	$50,000	$10,000
Term A Advance	55,404	57,600
Term B Advance	69,256	72,000
Term C Advance	97,000	97,000
Senior subordinated notes, net of $635 and $739 unamortized discount	189,265	189,161
AdM Term Advance	15,625	15,625

	476,550	441,386
Less current maturities (AdM Term Advance)	12,500

Total	$464,050	$441,386

        Bank Borrowings—The Revolving Credit, Term A, Term B and Term C Advances were issued pursuant to the second amended and restated credit agreement ("Credit Agreement") dated as of July 27, 2001. The Revolving Credit, Term B and Term C Advances were borrowed by the U.S. Borrower and the Term A Advance was borrowed by Accuride Canada ("Canadian Borrower").

        The Credit Agreement consists of: (i) a $55,404 Term A Advance; (ii) a $69,256 Term B Advance; (iii) a $97,000 Term C Advance; and (iv) up to $100,000 under the revolving credit facility (which may be limited to $87,500 based on certain leverage ratios) and trade letters of credit and standby letters of credit up to an aggregate sub-limit of $20,000. Letters of credit of $855 and $540 were outstanding at December 31, 2001 and 2000. Swing line advances may be made up to the lesser of: (1) $10,000; or (2) the aggregate unused revolving credit commitment from time to time. The borrowings under the Revolving Credit, Term A, Term B and Term C Advances are collectively referred to as the "Bank Borrowings."

        The Company has the option to borrow under the Credit Agreement at the Base Rate or Eurodollar Rate plus an Applicable Margin, as defined in the Credit Agreement. The Applicable Margin shall be adjusted upon the Company achieving certain leverage ratios and varies by type of borrowing. At December 31, 2001, the Company had $15,000 outstanding on the revolving credit facility under the Base Rate option of 4.75% plus the Applicable Margin of 2.25% and $35,000 outstanding on the revolving credit facility under the Eurodollar Rate option. The corresponding Eurodollar Rate ranged from 2.13%—2.56% and the Applicable Margin was 3.25%. At December 31, 2000, the Company had $10,000 outstanding under the revolving credit facility and the corresponding Eurodollar Rate was 6.56% and the Applicable Margin was 1.38%.

        The Company's other Bank Borrowings at December 31, 2001 and 2000 were all borrowed under the Eurodollar Rate option. At December 31, 2001 the corresponding Eurodollar Rates ranged from 3.75%—5.44%, and the Applicable Margin ranged from 3.25%—4.00%. At December 31, 2000 the corresponding Eurodollar Rate was 6.81% and the Applicable Margin ranged from 1.25% to 2.25%.

        Bank Borrowings and any unpaid interest thereon under; (i) the Term A Advance shall be repayable on January 21, 2005 in the amount equal to the then outstanding principal balance of the Term A Advance; (ii) the Term B Advance shall be repayable on January 21, 2006 in the amount of the then outstanding principal balance of the Term B Advance; (iii) the Term C Advance shall be repayable in installments of $1,000 each on January 21, 2003, January 21, 2004, and January 21, 2005, and an installment of $47,000 on January 21, 2006 and on January 21, 2007 in the amount of the then outstanding principal balance of the Term C Advance; and (iv) the revolving credit facility shall be payable in full on January 21, 2004. In May 2001, the Company prepaid $2,196 for the Term A

Advance and $2,744 for the Term B Advance. In April 2000, the Company prepaid $600 for the Term A Advance, $750 for the Term B Advance, and $1,000 for the Term C Advance.

        The Bank Borrowings are guaranteed by all domestic subsidiaries of the U.S. Borrower. The Term A Advance is guaranteed by the U.S. Borrower. The Bank Borrowings are collateralized by a valid and perfected first priority interest in 100% of the common stock of each first tier domestic subsidiary of the U.S. Borrower and of the Canadian Borrower, and 66% of all of the U.S. Borrower's current and future first tier foreign subsidiaries other than the Canadian Borrower. In addition, the Bank Borrowing are supported by first priority liens on all unencumbered real, personal, tangible and intangible property of the Borrowers. A negative pledge restricts the imposition of other liens or encumbrances on all of the assets of the Borrowers and their subsidiaries, subject to certain exceptions.

        Senior Subordinated Notes—Interest at 9.25% on the senior subordinated notes (the "Notes") is payable on February 1 and August 1 of each year, commencing on August 1, 1998. The Notes mature in full on February 1, 2008 and may be redeemed, at the option of the Company, in whole or in part, at any time on or after February 1, 2003 in cash at the redemption prices set forth in the indenture, plus interest. In addition, at any time prior to February 1, 2002 the Company may redeem up to 40% of the original aggregate principal amount of the Notes with the net proceeds of one or more Equity Offerings, as defined. The Notes are a general unsecured obligation of the Company ranking senior in right of payment to all existing and future subordinated indebtedness of the Company. The Notes are subordinated to all existing and future senior indebtedness of the Company including indebtedness incurred under the Credit Agreement. In 2000, the Company elected to repurchase at market prices $10,100 in principal amount of Notes. The debt retirement resulted in an extraordinary gain of $2,512, net of $917 in tax expense. As of December 31, 2001 and 2000 the aggregate principal amount of Notes outstanding was $189,900.

        AdM Term Facility—At December 31, 2001 and December 31, 2000, AdM had term notes outstanding of $15,625 under its $25,000 term facility (see Note 8). Principal is payable quarterly from June 25, 2001 through March 25, 2003. At December 31, 2001, the interest rate on the term note was based on a Eurodollar rate of 2.15% plus the Applicable Margin of 3.50%. At December 31, 2000, the interest rate on the term note was based on the Eurodollar rate of 6.88% plus the Applicable Margin of 1.50%. AdM's total assets have been assigned as collateral under the terms of the credit agreement. In August 2000, AdM prepaid the principal installments due June 25, 2001, September 25, 2001 and December 25, 2001. The total amount of principal prepaid was $9,375.

        Under the terms of the Company's credit agreement and AdM's credit agreement, there are certain restrictive covenants that limit the payment of cash dividends and establish minimum financial ratios.

        Interest Rate Instruments—At December 31, 2001, the Company was a party to a 2.73% interest rate cap agreement expiring in January 2003. The agreement entitles the Company to receive from the counterparty on a quarterly basis the amount, if any, by which the Company's interest payments on $120,000 of floating-rate long-term debt exceed 2.73% plus the Applicable Margin. As of December 31, 2001 the interest rate cap had a notional amount of $120,000. At December 31, 2000, the Company was a party to a 7.5% interest rate cap agreement expiring in January 2001. The agreement entitles the Company to receive from the counterparty on a quarterly basis the amount, if any, by which the Company's interest payments on $34,300 of floating-rate long-term debt exceed 7.5% plus the Applicable Margin. As of December 31, 2000 the interest rate cap had a notional amount of $34,300.

        The Company uses interest rate swap agreements to manage its interest rate exposure on portions of its floating-rate debt obligations. Under the interest rate swap agreement in effect as of December 31, 2001, the Company makes fixed rate payments at 4.78% and receives variable rate payments at the three-month Eurodollar rate. As of December 31, 2001 the interest rate swap agreement had a notional amount of $100,000, and the corresponding Eurodollar rate was 2.37%. The maturity date of the interest rate swap agreement is July 2003. Under the interest rate swap agreement in effect as of December 31, 2000, the Company made fixed rate payments at 5.75% and received variable rate payments at the three-month Eurodollar rate. As of December 31, 2000 the interest rate swap agreement had a notional amount of $98,000, and the corresponding Eurodollar rate was 6.76%. The maturity date of the interest rate swap agreement was January 2001.

        The Company is exposed to credit losses in the event of nonperformance by the counterparties to its interest rate caps and interest rate swaps. The Company anticipates, however, that each counterparty will be able to fully satisfy the obligations under the contracts. The Company does not obtain collateral or other security to support financial instruments subject to credit risk but monitors the credit standing of each counterparty.

        Maturities of long-term debt, including the bond discount, based on minimum scheduled payments as of December 31, 2001, are as follows:

2002	$12,500
2003	4,125
2004	51,000
2005	56,404
2006	116,256
Thereafter	236,900

Total	$477,185

10. PENSION PLANS AND OTHER POSTRETIREMENT BENEFIT PLANS

        The Company sponsors non-contributory employee defined benefit pension plans covering substantially all U.S. and Canadian employees (the "plans"). Employees covered under the U.S. salaried plan are eligible to participate upon the completion of one year of service and benefits are determined by their cash balance accounts, which are based on an allocation they earn each year. Employees covered under the Canadian salaried plan are eligible to participate upon the completion of two years of service and benefits are based upon career average salary and years of service. Employees covered under the hourly plans are generally eligible to participate at the time of employment and benefits are generally based on a fixed amount for each year of service. U.S. employees are vested in the plans after five years of service; Canadian hourly employees are vested after two years of service.

        In addition to providing pension benefits, the Company also provides certain unfunded health care and life insurance programs for U.S. non-bargained and Canadian employees who meet certain eligibility requirements. These benefits are provided through contracts with insurance companies and health service providers. The coverage is provided on a non-contributory basis for certain groups of employees and on a contributory basis for other groups. The majority of these benefits are paid by the Company.

        The components of pension and postretirement benefit cost included the following components:

	Pension Benefits			Other Benefits
	2001	2000	1999	2001	2000	1999
Service cost-benefits earned during the year	$2,965	$2,649	$2,339	$602	$562	$528
Interest cost on projected benefit obligation	2,957	2,719	2,232	1,106	991	839
Expected return on plan assets	(4,410)	(3,740)	(3,350)
Prior service cost and other amortization (net)	313	300	488	(208)	(224)	(162)

Net amount charged to income	$1,825	$1,928	$1,709	$1,500	$1,329	$1,205

        For 2001 measurement purposes, annual rates of increase in the per capita cost of covered health care benefits were assumed to average 10% for 2002 decreasing gradually to 5.5% by 2008 and remaining at that level thereafter, for U.S. plans. The annual rates of increase in the per capita cost of covered health care benefits for Canadian plans were assumed to average 11% for 2002 decreasing 1% per annum to 5% and remaining at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost components	$315	$(264)
Effect on postretirement benefit obligation	2,472	(2,174)

        Assumptions used to develop the net periodic pension cost and other postretirement benefit cost and to value pension obligations as of December 31 were as follows:

	Pension Benefits			Other Benefits
	2001		2000	2001		2000
Discount rate	7.00%		7.75%	7.00%		7.75%
Rate of increase in future compensation levels	4.0	%*	4.00%	4.0	%*	4.00%
Expected long-term rate of return on assets	9.0	%**	9.5%**	N/A		N/A

*
A 3.5% increase in future compensation assumption was used for the Canadian plans.

**
A 10.0% return on assets assumption was used for the Canadian plans.

        The following table sets forth the change in benefit obligation, change in plan assets, funded status of the pension plan, and net asset (liability) recognized in the Company's balance sheet at December 31, 2001 and 2000:

	Pension Benefits		Other Benefits
	2001	2000	2001	2000
Change in benefit obligation:
Benefit obligation at beginning of year	$40,862	$35,582	$15,582	$14,600
Service cost	2,965	2,649	602	562
Interest cost	2,957	2,719	1,106	991
Amendments			321
Actuarial loss (gain)	2,649	2,316	1,723	(56)
Currency translation adjustment	(1,600)	(958)	(310)	(186)
Benefits paid	(2,042)	(1,446)	(356)	(329)

Benefit obligation at end of year	45,791	40,862	18,668	15,582

Change in plan assets:
Fair value of assets at beginning of year	43,935	37,798
Actual return on plan assets	(377)	3,833
Employer contribution	4,454	4,804
Currency translation adjustment	(1,808)	(1,054)
Benefits paid	(2,042)	(1,446)

Fair value of assets at end of year	44,162	43,935

Funded status	(1,629)	3,073	(18,668)	(15,582)
Unrecognized actuarial loss	10,586	3,626	3,859	2,225
Unrecognized prior service cost (benefit)	2,316	2,658	(1,806)	(2,377)
Unrecognized net obligation	285	321

Accrued benefit asset (cost)	$11,558	$9,678	$(16,615)	$(15,734)

        The pension plans were valued as of December 31 (December 1 for Accuride Union Plan) for both 2001 and 2000. The obligations were projected to and the assets were valued as of the end of 2001 and 2000. The plan assets are invested in a diversified portfolio of stocks, bonds and cash or cash equivalents.

        The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $18,654, $17,659 and $13,469, respectively, as of December 31, 2001 and $4,317, $4,100 and $3,019, respectively, as of December 31, 2000.

        The Company intends to fund at least the minimum amount required under the Employee Retirement Income Security Act of 1974, as amended, for U.S. plans, or in the case of Accuride Canada, the minimum legal requirements in Canada.

        The Company also provides a 401(k) savings plan and a profit sharing plan for substantially all U.S. salaried employees. Select employees may also participate in a supplemental savings plan. Expense associated with these plans for the years ended December 31, 2001, 2000 and 1999 totaled $1,108, $1,755, and $1,183, respectively.

11. INCOME TAXES

        The income tax provision (benefit) from continuing operations before extraordinary item for the years ended December 31 is as follows:

	2001	2000	1999
Current:
Federal	$0	$367	$523
State	415	845	981
Foreign	689	2,549	3,959

	1,104	3,761	5,463

Deferred:
Federal	(13,745)	4,645	15,429
State	(2,455)	(375)	(2,691)
Foreign	(1,712)	(3,670)	2,342
Valuation allowance	2,972		(2,133)

	(14,940)	600	12,947

Total	$(13,836)	$4,361	$18,410

        A reconciliation of the U.S. statutory tax rate to the Company's effective tax rate for the years ended December 31, is as follows:

	2001	2000	1999
Statutory tax rate	35.0%	35.0%	35.0%
Withholding tax on dividend of foreign subsidiary			0.3
State and local income taxes	5.3	2.6	2.2
Incremental international tax	2.8	18.7	8.5
Goodwill	(2.0)	17.0	2.1
Change in state tax rates	(0.6)		(4.1)
Change in valuation allowance	(6.3)		(4.9)
Other items, net	(4.7)	9.3	2.9

Effective tax rate	29.5%	82.6%	42.0%

        Deferred income tax assets and liabilities comprised the following at December 31:

	2001	2000
Deferred tax assets:
Depreciation and amortization	$10,173	$11,524
Postretirement and postemployment benefits	5,611	5,073
Other	8,333	6,038
Foreign tax credit	736
Alternative minimum tax credit	1,018	1,879
Loss carryforwards	31,209	9,392
Valuation allowance	(2,972)

Total deferred tax assets	54,108	33,906

Deferred tax liabilities:
Asset basis and depreciation	28,161	28,812
Pension costs	4,006	3,641
Inventories	1,880	677
Withholding tax on dividend of foreign subsidiary		128
Other	10,912	6,439

Total deferred tax liabilities	44,959	39,697

Net deferred tax assets (liabilities)	9,149	(5,791)
Current deferred tax asset	6,219	5,175

Long-term deferred income tax asset (liability)-net	$2,930	$(10,966)

        The Company's net operating loss, capital loss and tax credit carryforwards available in various tax jurisdictions at December 31, 2001 expire in periods ranging from five to twenty years, except that the alternative minimum tax credit and capital loss do not expire. Realization of deferred tax assets is dependent upon taxable income within the carryforward periods available under the applicable tax laws. Although realization of deferred tax assets in excess of deferred tax liabilities is not certain, management has concluded that it is more likely than not the Company will realize the full benefit of deferred tax assets, except for a valuation allowance related to loss carryforwards and for foreign tax credits.

        The Company does not intend to permanently reinvest the undistributed earnings of Accuride Canada. However, no provision for U.S. income taxes has been made because, in management's opinion, such earnings will be remitted as dividends with taxes substantially offset by foreign tax credits.

        At December 31, 2001, AdM had no cumulative retained earnings for distribution. The Company previously treated undistributed earnings as permanently reinvested. Accordingly, no provision for U.S. income taxes has ever been made for such earnings.

12. STOCK PURCHASE AND OPTION PLAN

        Effective January 21, 1998, the Company adopted the 1998 Stock Purchase and Option Plan for key employees of Accuride Corporation and subsidiaries (the "1998 Plan").

        The 1998 Plan provides for the issuance of shares of authorized but unissued or reacquired shares of common stock subject to adjustment to reflect certain events such as stock dividends, stock splits, recapitalizations, mergers or reorganizations of or by the Company. The 1998 Plan is intended to assist the Company in attracting and retaining employees of outstanding ability and to promote the identification of their interests with those of the stockholders of the Company. The 1998 Plan permits the issuance of common stock (the "1998 Plan-Purchase Stock") and the grant of non-qualified stock options (the "1998 Plan-Options") to purchase shares of common stock (the issuance of 1998 Plan Purchase Stock and the grant of the 1998 Plan Options pursuant to the 1998 Plan being a "1998 Plan Grant"). Unless sooner terminated by the Company's Board of Directors, the 1998 Plan will expire ten years after adoption. Such termination will not affect the validity of any 1998 Plan Grant outstanding on the date of the termination.

        Pursuant to the 1998 Plan, 2,667 shares of common stock of the Company are reserved for issuance under such plan.

        1998 Plan-Purchase Stock—At December 31, 2001, the Company had issued 922 shares of common stock under the 1998 Plan Purchase Stock totaling $4,621 under the terms of stock subscription agreements with various management personnel of the Company. During 2001 and 2000, respectively, 41 shares and 76 shares were repurchased as treasury stock at a cost of $230 and $454. The unpaid principal balance of $638 under the stock subscription agreements has been recorded as a reduction of stockholders' equity.

        1998 Plan-Options—The following is an analysis of stock option activity pursuant to the 1998 Plan for each of the last two years ended December 31 and the stock options outstanding at the end of the respective year:

	Year ended December 31,
	2001		2000
	Options	Weighted Average Price	Options	Weighted Average Price
Outstanding, beginning of year	1,648	$5,014	1,669	$5,000
Granted			95	$5,250
Cancelled	(309)	$5,000
Forfeited or expired	(110)	$5,006	(116)	$5,000

Outstanding at end of year	1,229	$5,017	1,648	$5,014

Options exercisable at end of year	952	$5,012	865	$5,010

        Time options vest in equal installments over a five-year period from the date of the grant. Performance options vest after approximately eight years or vest at an accelerated rate if the Company meets certain performance objectives. As of December 31, 2001, options outstanding have an exercise price ranging between $5,000 and $5,250 per share and a weighted average remaining contractual life of 6.8 years.

        In 2001, the Company offered eligible employees the opportunity to exchange performance options with an exercise price of $5,000 per share or more that were scheduled to vest in 2001 and 2002 for new options which the Company intends to grant in 2002 under the 1998 Plan. The new options will vest over a period of four years and will have an exercise price equal to the fair value at the date of grant. On October 4, 2001, 309.4 options were tendered by the employees and were accepted for exchange and cancelled by Accuride.

        The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for the plans; accordingly, since the grant price of the stock options was at least 100% of the fair value at the date of the grant, no compensation expense has been recognized by the Company in connection with the option grants. Had compensation cost for the plans been determined based on the fair value at the grant dates for awards under the plan consistent with the fair value method of SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net income for the years ended December 31, 2000 and 1999 would have decreased from $2,513 and $25,331 to the pro forma amounts of $2,496 and $25,284, respectively.

        The weighted average fair value of options granted in 2000 was $3,745. The fair value of the option grants is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield equaling 0%, risk-free interest rates ranging from 4.90%-6.60%, expected volatilities assumed to be 0% and expected lives of approximately 7 years. The pro forma amounts are not representative of the effects on reported net income for future years.

13. COMMITMENTS

        The Company leases certain plant, office space and equipment for varying periods. Management expects that in the normal course of business, leases will be renewed or replaced by other leases.

        Rent expense for the years ended December 31, 2001, 2000 and 1999 was $2,372, $3,072 and $2,371, respectively. Future minimum lease payments for all noncancelable operating leases having a remaining term in excess of one year at December 31, 2001 are as follows:

2002	$2,030
2003	1,473
2004	883
2005	858
2006	849
Thereafter	2,421

Total	$8,514

14. CONTINGENCIES

        The Company is from time to time involved in various legal proceedings of a character normally incident to its business. Management does not believe that the outcome of these proceedings will have a material adverse effect on the consolidated financial condition or results of operations of the Company.

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

15. SEGMENT REPORTING

        The Company operates in one business segment: the design, manufacture and distribution of wheels and rims for trucks, trailers, and other vehicles.

        Geographic Segments—The Company has operations in the United States, Canada, and Mexico which are summarized below.

2001	United States	Canada	Mexico	Eliminations	Combined
Net sales:
Sales to unaffiliated customers—domestic	$258,754	$10,532	$35,337		$304,623
Sales to unaffiliated customers—export	21,983		5,465		27,448

Total	$280,737	$10,532	$40,802		$332,071

Long-lived assets	$378,184	$108,191	$40,995	$(153,137)	$374,233
2000	United States	Canada	Mexico	Eliminations	Combined
Net sales:
Sales to unaffiliated customers—domestic	$398,369	$11,826	$31,499		$441,694
Sales to unaffiliated customers—export	29,853		4,257		34,110

Total	$428,222	$11,826	$35,756		$475,804

Long-lived assets	$383,060	$104,475	$46,113	$(145,021)	$388,627
1999	United States	Canada	Mexico	Eliminations	Combined
Net sales:
Sales to unaffiliated customers—domestic	$430,722	$14,940	$20,604		$466,266
Sales to unaffiliated customers—export	30,331		9,257		39,588

Total	$461,053	$14,940	$29,861		$505,854

Long-lived assets	$337,621	$96,696	$48,413	$(112,864)	$369,866

        Sales to three customers exceed 10% of total net sales for the years ended December 31, as follows:

	2001		2000		1999
	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales
Customer one	$70,830	21.3%	$96,518	20.3%	$93,568	18.5%
Customer two	41,073	12.4%	71,604	15.1%	86,327	17.1%
Customer three	40,171	12.1%	58,488	12.3%	65,955	13.0%

	$152,074	45.8%	$226,610	47.7%	$245,850	48.6%

        Each geographic segment made sales to all three major customers in 2001.

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

        The carrying amounts of cash and cash equivalents, trade receivables, other current assets, and accounts payable approximate fair value because of the relatively short maturity of these instruments. The carrying amounts and related estimated fair values for the Company's remaining financial instruments are as follows:

	December 31, 2001		December 31, 2000
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Interest Rate Cap	$292	$292
Interest Rate Swap			$0	$250
Liabilities
Interest Rate Swap	$3,232	$3,232
Foreign Exchange Forward Contracts	$913	$913	$4,276	$4,276
Commodity Price Contracts	$612	$612	$0	$882
Total Debt	$476,550	$353,792	$448,886	$390,756

        Fair values relating to derivative financial instruments reflect the estimated amounts that the Company would receive or pay to terminate the contracts at the reporting date based on quoted market prices of comparable contracts as of December 31.

        The fair value of the Company's long-term debt has been determined on the basis of the specific securities issued and outstanding. All of the Company's long-term debt is at variable rates at December 31, 2001 and 2000 except for the senior subordinated notes which have a fixed interest rate of 9.25% (see Note 9).

17. LABOR RELATIONS

        The Company's prior contract with the United Auto Workers ("UAW") covering employees at the Henderson Facility expired in February 1998, and the Company was not able to negotiate a mutually acceptable agreement with the UAW. As a result, a strike occurred at the Henderson Facility on February 20, 1998. On March 31, 1998, the Company began an indefinite lock-out. On January 27, 2002, the UAW rejected the Company's most recent contract proposal. The Company is continuing to operate with its salaried employees and contractors. Currently, there is, and the Company believes that there will be, no supply disruption to the Company's customer base; however, there can be no assurance to that effect.

18. RELATED PARTY TRANSACTIONS

        Effective January 21, 1998, the Company and KKR entered into a management agreement providing for the performance by KKR of certain management, consulting and financial services for the Company. The Company expensed approximately $600 in each of the three years ended December 31, 2001, pursuant to such management agreement.

19. QUARTERLY DATA (Unaudited)

        The following table sets forth certain quarterly income statement information of the Company for the fiscal years ended December 31, 2001, 2000 and 1999:

	2001
	Q1	Q2	Q3	Q4	Total
	(Dollars in Thousands)
Net sales	$90,931	$92,056	$77,714	$71,370	$332,071
Gross profit	8,946	11,907	9,779	5,702	36,334
Operating expenses	7,257	10,220	7,706	8,355	33,538
Income (loss) from operations	1,689	1,687	2,073	(2,653)	2,796
Equity earnings of affiliates (1)	120	70	28	32	250
Other expense (2)	(13,028)	(6,765)	(17,756)	(12,487)	(50,036)
Net loss	(7,194)	(4,951)	(10,305)	(10,704)	(33,154)
	2000
	Q1	Q2	Q3	Q4	Total
	(Dollars in Thousands)
Net sales	$143,368	$136,956	$104,403	$91,077	$475,804
Gross profit	31,742	27,580	17,189	6,061	82,572
Operating expenses	8,400	9,915	6,435	8,099	32,849
Income (loss) from operations	23,342	17,665	10,754	(2,038)	49,723
Equity earnings of affiliates (1)	126	113	118	98	455
Other expense (2)	(10,776)	(12,770)	(12,920)	(8,433)	(44,899)
Income (loss) before extraordinary gain	7,361	2,906	(1,189)	(8,160)	918
Net income (loss)	7,361	2,906	(1,189)	(6,565)	2,513
	1999
	Q1	Q2	Q3	Q4	Total
	(Dollars in Thousands)
Net sales	$111,533	$136,052	$129,422	$128,847	$505,854
Gross profit	26,092	31,226	28,702	29,058	115,078
Operating expenses	6,479	7,695	7,608	11,711	33,493
Income from operations	19,613	23,531	21,094	17,347	81,585
Equity earnings (loss) of affiliates (1)	2,315	11	32	(42)	2,316
Other expense (2)	(9,259)	(10,396)	(10,659)	(9,755)	(40,069)
Net income	7,324	7,557	6,071	4,379	25,331

(1)
AKW was accounted for on the equity method until April 1, 1999 when the Company acquired 100% ownership.

(2)
Included in other expense are interest income, interest expense, and other income (expense), net.

* * * * * *

Schedule II

Accuride Corporation
Valuation and Qualifying Accounts and Reserves

	Balance at Beginning of Period	Charges to Costs and Expenses	Recoveries	Write- offs	Balance at End of Period
Reserves deducted in balance sheet from the asset to which Applicable:
Accounts Receivable:
December 31, 1999	1,008	61	21	(628)	462
December 31, 2000	462	293	79	(28)	806
December 31, 2001	806	1,035	275	(668)	1,448

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 11, 2002

ACCURIDE CORPORATION
By:	/s/ WILLIAM P. GREUBEL William P. Greubel President and Chief Executive Officer

        Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM P. GREUBEL William P. Greubel	President and Chief Executive Officer (Principal Executive Officer, Director)	March 11, 2002
/s/ JOHN R. MURPHY John R. Murphy	Executive Vice President/Chief Financial Officer, Secretary and Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2002
/s/ GEORGE R. ROBERTS George R. Roberts	Director	March 11, 2002
/s/ JAMES H. GREENE, JR. James H. Greene, Jr.	Director	March 11, 2002
/s/ FREDERICK M. GOLTZ Frederick M. Goltz	Director	March 11, 2002
Henry R. Kravis	Director
Todd A. Fisher	Director