Form 10-Q
period 2002-03-31
ACCURIDE CORP
filed 2002-05-10
CIK 817979

Use these links to rapidly review the document
Table of Contents

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002.

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number 333-50239

ACCURIDE CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	61-1109077
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
7140 Office Circle Evansville, IN	47715
(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number, Including Area Code: (812) 962-5000

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of April 30, 2002, 24,796 shares of Accuride Corporation common stock, par value $.01 per share, were outstanding.

ACCURIDE CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ACCURIDE CORPORATION

CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	March 31, 2002	December 31, 2001
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$31,745	$47,708
Customer receivables, net of allowance for doubtful accounts of $1,602 and $1,448	38,171	25,163
Other receivables	3,886	2,229
Inventories, net	30,685	29,107
Supplies	8,674	8,666
Deferred income taxes	3,386	6,219
Income taxes receivable	470	1,176
Prepaid expenses and other current assets	1,533	792

Total current assets	118,550	121,060
PROPERTY, PLANT AND EQUIPMENT, NET	219,130	225,514
OTHER ASSETS:
Goodwill	123,197	123,197
Investment in affiliates	3,478	3,439
Deferred financing costs, net of accumulated amortization of $7,087 and $6,527	8,217	8,776
Deferred income taxes	7,279	2,930
Pension benefit plan asset	11,819	11,558
Other	2,035	1,749

TOTAL	$493,705	$498,223

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
Accounts payable	$28,235	$29,836
Current portion of long-term debt	12,500	12,500
Accrued payroll and compensation	7,582	9,690
Accrued interest payable	6,187	11,352
Accrued and other liabilities	15,266	15,110

Total current liabilities	69,770	78,488
LONG-TERM DEBT, less current portion	470,951	464,050
OTHER POSTRETIREMENT BENEFIT PLAN LIABILITY	16,941	16,615
OTHER LIABILITIES	1,501	1,424
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIENCY):
Preferred stock, $.01 par value; 5,000 shares authorized and unissued
Common stock and additional paid in capital, $.01 par value; 45,000 shares authorized, 24,923 shares issued; 24,796 and 24,796 outstanding in 2002 and 2001	24,939	24,939
Treasury stock, 127 shares and 127 shares at cost in 2002 and 2001	(735)	(735)
Stock subscriptions receivable	(368)	(638)
Retained earnings (deficit)	(89,294)	(85,920)

Total stockholders' equity (deficiency)	(65,458)	(62,354)

TOTAL	$493,705	$498,223

See notes to unaudited consolidated financial statements

ACCURIDE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(DOLLARS IN THOUSANDS)

(UNAUDITED)

	Three Months Ended March 31,
	2002	2001
NET SALES	$77,804	$90,931
COST OF GOODS SOLD	65,646	81,985

GROSS PROFIT	12,158	8,946
OPERATING:
Selling, general and administrative	7,167	7,257

INCOME FROM OPERATIONS	4,991	1,689
OTHER INCOME (EXPENSE):
Interest income	90	395
Interest (expense)	(10,014)	(10,408)
Equity in earnings of affiliates	39	120
Other income (expense), net	865	(3,015)

INCOME (LOSS) BEFORE INCOME TAXES	(4,029)	(11,219)
INCOME TAX PROVISION (BENEFIT)	(655)	(4,025)

NET INCOME (LOSS)	$(3,374)	$(7,194)

See notes to unaudited consolidated financial statements.

ACCURIDE CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

(DOLLARS IN THOUSANDS)

(UNAUDITED)

	Common Stock and Additional Paid in Capital	Treasury Stock	Stock Subscriptions Receivable	Retained Earnings (Deficit)	Total Stockholders' Equity (Deficiency)
BALANCE AT JANUARY 1, 2002	$24,939	$(735)	$(638)	$(85,920)	$(62,354)
Net income (loss)				(3,374)	(3,374)
Proceeds from Stock Subscriptions Receivable			270		270

BALANCE AT MARCH 31, 2002	$24,939	$(735)	$(368)	$(89,294)	$(65,458)

See notes to unaudited consolidated financial statements

ACCURIDE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

(UNAUDITED)

	Three Months Ended March 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,374)	$(7,194)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	7,109	6,143
Amortization	586	1,561
Losses on asset disposition	—	4
Deferred income taxes	(1,514)	(4,406)
Equity in earnings of affiliates	(39)	(120)
Changes in certain assets and liabilities:
Receivables	(14,666)	(7,211)
Inventories and supplies	(1,588)	4,864
Prepaid expenses and other assets	(583)	(448)
Accounts payable	(1,600)	(6,234)
Accrued and other liabilities	(6,713)	(4,329)

Net cash provided by (used in) operating activities	(22,382)	(17,370)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(650)	(2,222)
Capitalized interest	(76)	—

Net cash used in investing activities	(726)	(2,222)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in revolving credit advance	10,000	30,000
Payments on long-term debt	(3,125)	—
Proceeds from stock subscriptions receivable	270	196
Redemption of shares	—	(230)

Net cash provided by (used in) financing activities	7,145	29,966
Increase (decrease) in cash and cash equivalents	(15,963)	10,374
Cash and cash equivalents, beginning of period	47,708	38,516

Cash and cash equivalents, end of period	$31,745	$48,890

See notes to unaudited consolidated financial statements

ACCURIDE CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

AS OF MARCH 31, 2002 AND DECEMBER 31, 2001 AND FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

Note 1—Basis of Presentation—The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, except that the unaudited consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of Accuride Corporation ("Accuride"), all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the consolidated financial statements have been included.

The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto disclosed in Accuride's Annual Report on Form 10-K for the year ended December 31, 2001.

Management's Estimates and Assumptions—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2—Accounting Change

SFAS 142—Effective January 1, 2002, Accuride adopted Statements of Financial Accounting Standards ("SFAS") No. 142, "Accounting for Goodwill and Other Intangible Assets". This statement requires that goodwill and intangible assets with indefinite useful lives not be amortized but instead be tested for impairment at least annually. Accuride evaluated its goodwill as of March 31, 2002, and found it not to be impaired. Accuride has no other intangible assets.

The following unaudited financial data illustrates what prior earnings may have been if goodwill had not been amortized for the three months ended March 31, 2001, and the related income tax effects:

	For the Three Months Ended March 31,
	2002	2001
Reported net income (loss)	(3,374)	(7,194)
Add back: Goodwill amortization, net of tax effect		888

Adjusted net income (loss)	(3,374)	(6,306)

SFAS 144—Effective January 1, 2002, Accuride adopted SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed. This statement has had no effect on Accuride's financial statements.

Note 3—Inventories—Inventories were as follows:

	March 31, 2002	December 31, 2001
Raw Materials	$4,587	$5,181
Work in Process	10,463	9,223
Finished manufactured goods	16,238	15,157
LIFO adjustment	(603)	(454)

Inventories, net	$30,685	$29,107

Note 4—Labor Relations—Accuride's prior contract with the United Auto Workers ("UAW") covering employees at the Henderson, Kentucky, facility expired in February 1998, and Accuride was not able to negotiate a mutually acceptable agreement with the UAW. As a result, a strike occurred at the Henderson facility on February 20, 1998. On March 31, 1998, Accuride began an indefinite lockout. On March 28, 2002, the UAW disclaimed interest in representing hourly employees at the Henderson facility, which concluded the four-year-old strike. Accuride is continuing to operate with its salaried employees and contractors and is evaluating its long-range staffing plans.

Note 5—Supplemental Cash Flow Disclosure—During the three months ended March 31, 2002 and 2001, Accuride paid $14,798 and $14,835 for interest and $182 and $883 for income taxes, respectively.

Note 6—Restructuring Reserve—In 2001, Accuride recorded a $2.7 million reserve related to the closure of its Columbia, Tennessee, facility and the consolidation of its light wheel production into other facilities. The Columbia, Tennessee, facility, ceased operations on March 31, 2002. As of this date, no costs had been charged against the reserve. Accuride anticipates that the majority of these restructuring activities will be complete by the end of the third quarter of 2002.

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

Results of Operations

Three Months Ended March 31, 2002 Compared to the Three Months Ended March 31, 2001.

The following table sets forth certain income statement information of Accuride for the three months ended March 31, 2002 and March 31, 2001:

	March 31, 2002			March 31, 2001
	(dollars in thousands)
Net sales	$77,804	100.0%		$90,931	100.0%
Gross profit	12,158	15.6%		8,946	9.8%
Operating expenses	7,167	9.2%		7,257	8.0%
Income from operations	4,991	6.4%		1,689	1.9%
Equity in earnings of affiliates	39	0.1%		120	0.1%
Other income (expense)	(9,059)	(11.6)%		(13,028)	(14.3)%
Net income (loss)	(3,374)	(4.3)%		(7,194)	(7.9)%
Other Data:
Adjusted EBITDA	$13,126	16.8	%(a)	$9,989	10.9	%(a)

(a)
Represents Adjusted EBITDA less equity in earnings of affiliates as a percent of sales.

Net Sales.    Our net sales for the three months ended March 31, 2002 were $77.8 million, a decrease of 14.4% compared to net sales of $90.9 million for the three months ended March 31, 2001, reflecting the continued down cycle in the Heavy/Medium Truck and Trailer industry. The cyclicality of the Heavy/Medium Truck and Trailer market is affected by a number of factors including the general economic demand for consumer goods, industrial production and inventory levels. We anticipate the demand for Heavy/Medium Trucks and Trailers to gradually improve over the next several quarters. Additionally, new emission standards for Class 8 trucks will become effective October 1, 2002. The implementation of these new standards may cause certain fleets to accelerate their fourth quarter purchases. These accelerated purchases may increase our sales in the second and third quarter with a potential decline in sales in the fourth quarter of 2002. The overall decrease in sales volume related to market demand was partially offset by an increase in our aluminum wheel business.

Gross Profit.    Gross profit increased $3.3 million, or 37.1%, to $12.2 million for the three months ended March 31, 2002 from $8.9 million for the three months ended March 31, 2001 despite the margin loss resulting from the decrease in sales volume. Gross profit as a percentage of sales improved to 15.6% for the three months ended March 31, 2002, compared to 9.8% for the three months ended March 31, 2001. The principal cause for the improvement in our gross profit is favorable performance at all sites driven by material pricing and cost reductions related to operational efficiencies. Foreign exchange rates also contributed to the increase in gross profit.

Operating Expenses.    Operating expenses remained relatively constant decreasing by $0.1 million, or 1.4% to $7.2 million for the three months ended March 31, 2002 from $7.3 million for the three months ended March 31, 2001. Operating expenses decreased by $1.0 million as a result of an accounting change taking effect on January 1, 2002, which eliminated the amortization of goodwill. This decrease was partially offset by expenses related to the reduction in force at the corporate office during the first quarter of 2002 and higher professional fees.

Other Income (Expense).    Other expense decreased $3.9 million, or 30.0%, to $9.1 million for the three-month period ended March 31, 2002 compared to $13.0 million for the three months ended March 31, 2001, due to more favorable foreign currency rate derivative instruments, and fluctuations in interest rates and commodity prices which favorably impacted the value of these derivative instruments.

Adjusted EBITDA.    Adjusted EBITDA increased $3.1 million, or 31.0% to $13.1 million for the three months ended March 31, 2002 from $10.0 million for the three months ended March 31, 2001 due to the higher gross profit as described above. Adjusted EBITDA as a percentage of sales improved to 16.8% for the three months ended March 31, 2002, compared to 10.9% for the three months ended March 31, 2001. In determining Adjusted EBITDA for the three months ended March 31, 2002, income from operations has been increased by (1) depreciation, (2) equity in earnings of affiliates, (3) $0.9 million of costs related to a reduction in the employee workforce, and (4) $0.1 million of costs related to corporate business development. In determining Adjusted EBITDA for the three months ended March 31, 2001, income from operations has been increased by (1) depreciation and amortization (except for amortization of deferred financing costs), (2) equity in earnings of affiliates, and (3) $1.0 million of costs related to a reduction in the employee workforce.

Net Income (Loss).    Accuride had a net loss of $3.4 million for the three months ended March 31, 2002 compared to a net loss of $7.2 million for the three months ended March 31, 2001 for the reasons discussed above.

Changes in Financial Condition

At March 31, 2002, Accuride's total assets amounted to $493.7 million, as compared to $498.2 million at December 31, 2001. The $4.5 million,or 0.9%, decrease in total assets during the three months ended March 31, 2002 was primarily the result of a decrease in cash of $16.0 million and a decrease in net property, plant and equipment of $6.4 million, offset by an increase in net receivables of $14.7 million, an increase in deferred income taxes of $1.5 million, and an increase in inventory of $1.6 million. The decrease in cash is primarily related to changes in working capital precipitated by much stronger quarter-ending economic activity, offset by the net change in debt. Property, plant and equipment decreased as the result of normal depreciation expense. Net receivables increased due to higher sales in the month of March 2002 compared to December 2001. The deferred income tax asset increased due to current net operating losses that we will be able to utilize in future years to offset taxable income. Inventory increased as a result of an inventory build at our Columbia, Tennessee, facility, which ended operations in March, 2002. Inventory was built in order to ensure that we are able to supply our customers until the lines are operational in their new location in London, Ontario.

At March 31, 2002, Accuride's total liabilities amounted to $559.2 million, as compared to $560.6 million at December 31, 2001. The $1.4 million decrease in total liabilities was primarily a result of a $5.2 million decrease in accrued interest payable, a $2.1 million decrease in accrued payroll and compensation, and a $1.6 million decrease in accounts payable, offset by a $6.9 million increase in long- term debt. The decrease in accrued interest payable is a result of the timing of interest payments. Accrued payroll and compensation decreased as 2001 management bonuses and employee profit sharing were paid in the first quarter of 2002. The decrease in accounts payable is related to the end of production at our facility in Columbia, Tennessee, and lower capital spending. Long-term debt increased as a result of a $10 million borrowing under the revolver, offset by a $3.1 million payment on the AdM term debt.

Capital Resources and Liquidity

Accuride's primary sources of liquidity during the three months ended March 31, 2002 were cash reserves and $10.0 million of borrowings under its senior secured revolving credit facility (the "Revolver"). Primary uses of cash were funding operating shortfalls, seasonal working capital needs, and debt service.

As of March 31, 2002, Accuride had cash and cash equivalents of $31.7 million compared to $47.7 million at December 31, 2001. Accuride's operating activities for the three months ended March 31, 2002 used $22.4 million of cash compared to a use of $17.4 million of cash during the three months ended March 31, 2001. Investing activities for the three months ended March 31, 2002 used $0.7 million compared to $2.2 million for the three months ended March 31, 2001. Net financing activities provided $7.1 million and $30.0 million during the three months ended March 31, 2002 and 2001, respectively.

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

Subsequent Event

On April 23, 2002, the Board of Directors of Accuride announced the appointment of Terrence J. Keating as Accuride's President and Chief Executive Officer effective as of May 1, 2002. William P. Greubel, who resigned to join Wabash National Corporation, had previously been serving as Accuride's President and Chief Executive Officer. The Company anticipates a straightforward transition and does not believe that the resignation of William P. Greubel will have a negative impact on its business.

Factors Affecting Future Results

In this report, Accuride has made various statements regarding current expectations or forecasts of future events. These statements are "forward-looking statements" within the meaning of that term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are also made from time-to-time in press releases and in oral statements made by Accuride's officers. Forward-looking statements are identified by the words "estimate," "project," "anticipate," "will continue," "will likely result," "expect," "intend," "believe," "plan," "predict" and similar expressions. Forward looking statements also include statements regarding our estimation of the market demand for Heavy/Medium Trucks and Trailers, Accuride's foreseeable working capital needs for the next twelve months, the availability of additional capital to Accuride, and Accuride's disclosures concerning market risk. Such forward-looking statements are based on assumptions and estimates, which although believed to be reasonable, may turn out to be incorrect. Therefore, undue reliance should not be placed upon these estimates and statements. Accuride cannot assure that any of these statements or estimates will be realized and actual results may differ from those contemplated in these "forward-looking statements." Accuride undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise. You are advised to consult further disclosures Accuride may make on related subjects in its filings with the SEC. Accuride cannot assure you that its expectations, beliefs, or projections will result or be achieved or accomplished. In addition to other factors discussed in this report, some of the important factors that could cause actual results to differ materially from those discussed in the forward-looking statements include the following:

  •
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

  •
  current conditions in the economy could worsen and a recession may persist longer than anticipated;

  •
  the decrease in general market demand for Accuride's products due to high inventory levels of heavy and medium trucks and other unfavorable conditions affecting the industry could be greater than anticipated;

  •
  Accuride's significant indebtedness may have important consequences, including, but not limited to, impairment of Accuride's ability to obtain additional financing, reduction of funds available for operations and business opportunities or limitations on our ability to dispose of assets;

  •
  Accuride's ability to service its indebtedness is dependent upon operating cash flow;

  •
  the loss of a major customer could have a material adverse effect on our business;

  •
  the demands of original equipment manufacturers for price reductions may adversely affect profitability;

  •
  an interruption in supply of steel or aluminum could reduce our ability to obtain favorable sourcing of such raw materials;

  •
  Accuride may encounter increased competition in the future from existing competitors or new competitors;

  •
  Accuride may be subject to liability under certain environmental laws and the cost of compliance with these regulations could have a material adverse effect on Accuride's financial condition and may adversely affect Accuride's ability to sell or rent such property or to borrow using such property as collateral;

  •
  a labor strike may disrupt Accuride's supply to its customer base;

  •
  the interests of the principal stockholder of Accuride may conflict with the interests of the holders of securities of Accuride; and

  •
  Accuride's success depends largely upon the abilities and experience of certain key management personnel. The loss of the services of one or more of these key personnel could have a negative impact on our business.

For further information, refer to the business description and additional risk factors sections included in the Company's Form 10-K for the year ended December 31, 2001, as filed with the SEC.

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

Foreign Currency Risk

Certain forecasted transactions, assets, and liabilities are exposed to foreign currency risk. Accuride monitors its foreign currency exposures to maximize the overall effectiveness of its foreign currency derivatives. The principal currency of exposure is the Canadian dollar. Forward foreign exchange contracts, not designated as hedging instruments under SFAS 133, are used to offset the impact of the variability in exchange rates on our operations, cash flows, assets and liabilities. At March 31, 2002, Accuride had open foreign exchange forward contracts of $86.8 million. Foreign exchange forward contract maturities are from one to fifteen months. Management believes the use of foreign currency financial instruments reduces the risks that arise from doing business in international markets.

However, Accuride's foreign currency derivative contracts provide only limited protection against currency risks. Factors that could impact the effectiveness of Accuride's currency risk management programs include accuracy of sales estimates, volatility of currency markets and the cost and availability of derivative instruments. The counterparties to the foreign exchange contracts are financial institutions with investment grade credit ratings. The use of forward contracts protects Accuride's cash flows against unfavorable movements in exchange rates, to the extent of the amount under contract. A 10% adverse change in currency exchange rates for the foreign currency derivatives held at March 31, 2002, would have an impact of approximately $8.7 million on the fair value of such instruments. This quantification of exposure to the market risk associated with foreign exchange financial instruments does not take into account the offsetting impact of changes in the fair value of Accuride's foreign denominated assets, liabilities and firm commitments.

Raw Material/Commodity Price Risk

Accuride relies upon the supply of certain raw materials and commodities in its production processes and has entered into firm purchase commitments for steel and aluminum. The exposures associated with these commitments are primarily managed through the terms of the sales, supply, and procurement contracts. Additionally, Accuride uses commodity price swaps and futures contracts to manage the variability in certain commodity prices. Commodity price swap and futures contracts, not designated as hedging instruments under SFAS 133, are used to offset the impact of the variability in certain commodity prices on our operations and cash flows. At March 31, 2002, Accuride had open commodity price swaps and futures contracts of $1.5 million. These commodity price swaps and futures contracts had maturities from one to fifteen months. A 10% adverse change in commodity prices would have an impact of approximately $0.1 million on the fair value of these contracts. Accuride is exposed to credit related losses in the event of nonperformance by the counterparties to the commodity price swaps and futures contracts, although no such losses are expected as the primary counterparty is a financial institution having an investment grade credit rating.

Interest Rate Risk

Accuride uses long-term debt as a primary source of capital in its business. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for its long-term fixed-rate debt and other types of long-term debt at March 31, 2002:

(Dollars in Thousands)	2001	2002	2003	2004	2005	Thereafter	Total	Fair Value
Long-term Debt:
Fixed						$189,900	$189,900	$144.324
Avg. Rate						9.25%	9.25%
Variable	$0	$9,375	$4,125	$61,000	$56,404	$163,256	$294,160	$275,207
Avg. Rate		5.63%	5.67%	5.54%	5.51%	5.76%	5.67%

Accuride is exposed to the variability of interest rates on its variable rate debt. Accuride has used an interest rate swap to alter interest rate exposures between fixed and variable rates on a portion of Accuride's long-term debt. As of March 31, 2002, an interest rate swap of $100.0 million was outstanding. Under the terms of the interest rate swap, Accuride agrees with the counterparty to exchange, at specified intervals, the difference between 4.78% and the variable rate interest amounts calculated by reference to the notional principal amount. The interest rate swap was effective in July 2001 and matures in July 2003. In November 2001, Accuride executed a forward-starting interest rate cap to set a ceiling on the maximum floating interest rate Accuride would incur on a portion of Accuride's long-term debt. As of March 31, 2002, $120.0 million notional amount was outstanding on the interest rate cap. Under the terms of the interest rate cap, Accuride is entitled to receive from the counterparty on a quarterly basis the amount, if any, by which the three-month Eurodollar interest rate exceeds 2.73%. The interest rate cap became effective in January 2002 and matures in January 2003. The interest rate swap and cap, not designated as hedging instruments under SFAS 133, are used to offset the impact of the variability in interest rates on portions of Accuride's variable rate debt. Accuride is exposed to credit related losses in the event of nonperformance by the counterparties to the interest rate swap and cap, although no such losses are expected as the counterparties are financial institutions having investment grade credit ratings.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

  Neither Accuride nor any of its subsidiaries is a party to any material legal proceeding. However, Accuride from time-to-time is involved in ordinary routine litigation incidental to its business.

Item 2. Changes in Securities and Use of Proceeds

  During the thirteen weeks ended March 31, 2002, Accuride issued no common stock or options.

Item 6. Exhibits and Reports on Form 8-K

  Exhibits:

  None

  Reports on Form 8-K:

  No reports on Form 8-K have been filed during the three-month period ended March 31, 2002. However, Accuride filed a report on Form 8-K with the Securities and Exchange Commission on April 24, 2002, regarding an Item 5 Other Event in connection with the appointment of Mr. Keating as President and Chief Executive Officer of Accuride.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCURIDE CORPORATION
/s/ TERRENCE J. KEATING Terrence J. Keating President and Chief Executive Officer	Dated: May 10, 2002
/s/ JOHN R. MURPHY John R. Murphy Executive Vice President—Finance and Chief Financial Officer Principal Accounting Officer	Dated: May 10, 2002