Form 10-Q
period 2002-06-30
ACCURIDE CORP
filed 2002-08-14
CIK 817979

Use these links to rapidly review the document
TABLE OF CONTENTS

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002.

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number 333-50239

ACCURIDE CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	61-1109077 (I.R.S. Employer Identification No.)
7140 Office Circle Evansville, IN (Address of Principal Executive Offices)	47715 (Zip Code)

Registrant's Telephone Number, Including Area Code: (812) 962-5000

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

As of July 31, 2002, 24,796 shares of Accuride Corporation common stock, par value $.01 per share, were outstanding.

ACCURIDE CORPORATION

Table of Contents

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ACCURIDE CORPORATION
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	June 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$29,310	$47,708
Customer receivables, net of allowance for doubtful accounts of $1,653 and $1,448	45,557	25,163
Other receivables	6,341	2,229
Inventories, net	32,299	29,107
Supplies	9,102	8,666
Deferred income taxes	4,279	6,219
Income taxes receivable	683	1,176
Prepaid expenses and other current assets	2,984	792

Total current assets	130,555	121,060
PROPERTY, PLANT AND EQUIPMENT, NET	219,375	225,514
OTHER ASSETS:
Goodwill	123,197	123,197
Investment in affiliates	3,544	3,439
Deferred financing costs, net of accumulated amortization of $7,646 and $6,527	7,657	8,776
Deferred income taxes	4,045	2,930
Pension benefit plan asset	13,148	11,558
Other	2,050	1,749

TOTAL	$503,571	$498,223

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
Accounts payable	$31,642	$29,836
Current portion of long-term debt	10,375	12,500
Accrued payroll and compensation	8,935	9,690
Accrued interest payable	10,711	11,352
Accrued and other liabilities	15,824	15,110

Total current liabilities	77,487	78,488
LONG-TERM DEBT, less current portion	469,977	464,050
OTHER POSTRETIREMENT BENEFIT PLAN LIABILITY	17,527	16,615
OTHER LIABILITIES	1,869	1,424
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIENCY):
Preferred stock, $.01 par value; 5,000 shares authorized and unissued
Common stock and additional paid in capital, $.01 par value; 45,000 shares authorized, 24,923 shares issued; 24,796 outstanding in 2002 and 2001	24,939	24,939
Treasury stock, 127 shares at cost in 2002 and 2001	(735)	(735)
Stock subscriptions receivable	(176)	(638)
Retained earnings (deficit)	(87,317)	(85,920)

Total stockholders' equity (deficiency)	(63,289)	(62,354)

TOTAL	$503,571	$498,223

See notes to unaudited consolidated financial statements

ACCURIDE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
NET SALES	$94,585	$92,056	$172,389	$182,987
COST OF GOODS SOLD	75,238	80,149	140,884	162,134

GROSS PROFIT	19,347	11,907	31,505	20,853
OPERATING:
Selling, general and administrative	7,138	10,220	14,305	17,477

INCOME FROM OPERATIONS	12,209	1,687	17,200	3,376
OTHER INCOME (EXPENSE):
Interest income	34	623	124	1,018
Interest (expense)	(10,094)	(9,805)	(20,108)	(20,213)
Equity in earnings of affiliates	66	70	105	190
Other income (expense), net	1,688	2,417	2,553	(598)

INCOME (LOSS) BEFORE INCOME TAXES	3,903	(5,008)	(126)	(16,227)
INCOME TAX PROVISION (BENEFIT)	1,926	(57)	1,271	(4,082)

NET INCOME (LOSS)	$1,977	$(4,951)	$(1,397)	$(12,145)

See notes to unaudited consolidated financial statements.

ACCURIDE CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Common Stock and Additional Paid in Capital	Treasury Stock	Stock Subscriptions Receivable	Retained Earnings (Deficit)	Total Stockholders' Equity (Deficiency)
BALANCE AT JANUARY 1, 2002	$24,939	$(735)	$(638)	$(85,920)	$(62,354)
Net income (loss)				(1,397)	(1,397)
Proceeds from Stock Subscriptions Receivable			462		462

BALANCE AT JUNE 30, 2002	$24,939	$(735)	$(176)	$(87,317)	$(63,289)

See notes to unaudited consolidated financial statements

ACCURIDE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Six Months Ended June 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,397)	$(12,145)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	13,491	12,308
Amortization	1,172	3,112
Losses on asset disposition	(42)	20
Deferred income taxes	826	(5,829)
Equity in earnings of affiliates	(105)	(190)
Changes in certain assets and liabilities:
Receivables	(24,506)	(8,111)
Inventories and supplies	(3,629)	5,643
Prepaid expenses and other assets	(3,589)	(587)
Accounts payable	1,806	(4,811)
Accrued and other liabilities	673	2,184

Net cash provided by (used in) operating activities	(15,300)	(8,406)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(7,105)	(4,160)
Capitalized interest	(205)	(661)

Net cash used in investing activities	(7,310)	(4,821)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in revolving credit advance	10,000	42,500
Payments on long-term debt	(6,250)	(4,940)
Payments on short-term advance	—	(7,500)
Proceeds from stock subscriptions receivable	462	226
Redemption of shares	—	(230)

Net cash provided by (used in) financing activities	4,212	30,056
Increase (decrease) in cash and cash equivalents	(18,398)	16,829
Cash and cash equivalents, beginning of period	47,708	38,516

Cash and cash equivalents, end of period	$29,310	$55,345

See notes to unaudited consolidated financial statements

ACCURIDE CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

AS OF JUNE 30, 2002 AND DECEMBER 31, 2001
AND FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

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

        The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto disclosed in Accuride's Annual Report on Form 10-K for the year ended December 31, 2001.

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

        The following unaudited financial data illustrates what prior earnings may have been if goodwill had not been amortized for the three and six months ended June 30, 2001, and the related income tax effects:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2002	2001	2002	2001
Reported net income (loss)	1,977	(4,951)	(1,397)	(12,145)
Add back: Goodwill amortization, net of tax effect		888		1,776

Adjusted net income (loss)	1,977	(4,063)	(1,397)	(10,369)

        SFAS 144—Effective January 1, 2002, Accuride adopted SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed. This statement has had no effect on Accuride's financial statements.

        Note 3—Inventories—Inventories were as follows:

	June 30, 2002	December 31, 2001
Raw Materials	$5,607	$5,181
Work in Process	12,295	9,223
Finished manufactured goods	15,024	15,157
LIFO adjustment	(627)	(454)

Inventories, net	$32,299	$29,107

        Note 4—Supplemental Cash Flow Disclosure—During the six months ended June 30, 2002 and 2001, Accuride paid $19,912 and $20,321 for interest. During these same time periods, Accuride received a net refund of $47 and paid $1,398 for income taxes, respectively.

        Note 5—Restructuring Reserve—In 2001, Accuride recorded a $2.7 million reserve related to the closure of its Columbia, Tennessee, facility and the consolidation of its light wheel production into other facilities. The Columbia, Tennessee, facility, ceased operations on March 31, 2002. As of June 30, 2002, $0.8 million of costs had been charged against the reserve. Accuride anticipates that the majority of these restructuring activities will be complete by the end of the year, except for the disposal of the facility, the timing of which is uncertain.

        Note 6—New Accounting Pronouncement—On April 30, 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". The statement is intended to update, clarify and simplify existing accounting pronouncements. Management does not believe this statement will have a material effect on its consolidated financial statements.

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

Results of Operations

Three Months Ended June 30, 2002 Compared to the Three Months Ended June 30, 2001.

        The following table sets forth certain income statement information of Accuride for the three months ended June 30, 2002 and June 30, 2001:

	June 30, 2002		June 30, 2001
	(dollars in thousands)
Net sales	$94,585	100.0%	$92,056	100.0%
Gross profit	19,347	20.5%	11,907	12.9%
Operating expenses	7,138	7.5%	10,220	11.1%
Income from operations	12,209	12.9%	1,687	1.8%
Equity in earnings of affiliates	66	0.1%	70	0.1%
Other income (expense)	(8,372)	(8.9)%	(6,765)	(7.3)%
Net income (loss)	1,977	2.1%	(4,951)	(5.4)%
Other Data:
Adjusted EBITDA	$19,530	20.6%	$12,264	13.3%

        Net Sales.    Our net sales for the three months ended June 30, 2002 were $94.6 million, an increase of 2.7% compared to net sales of $92.1 million for the three months ended June 30, 2001. Sales increased primarily as a result of increased sales volume of our aluminum wheels due to improved market penetration. This increase was partially offset by reduced light vehicle volume resulting from the discontinuance of a certain light vehicle program and weaker trailer demand. We believe near-term demand for Class 8 trucks will be impacted by new emission standards becoming effective October 1, 2002. These new emission standards may result in accelerated purchases in the third-quarter with a potential decline in sales in the fourth quarter of 2002 and the first quarter of 2003. Beyond this, we expect gradual improvement based on the pace of the general economic recovery.

        Gross Profit.    Gross profit increased $7.4 million, or 62.2%, to $19.3 million for the three months ended June 30, 2002 from $11.9 million for the three months ended June 30, 2001. Gross profit as a percentage of sales improved to 20.5% for the three months ended June 30, 2002, compared to 12.9% for the three months ended June 30, 2001. The principal causes for the improvement in our gross profit are increased aluminum sales volume, strong operational performance at all sites driven by improved material pricing and utilization, and cost reductions related to operational efficiencies. In addition, non-recurring expenses of $0.4 million related to a reduction of the work force and $2.9 million of costs related to the restructuring and relocation of our light wheel production were included in the 2001 gross profit computation.

        Operating Expenses.    Operating expenses decreased $3.1 million, or 30.4% to $7.1 million for the three months ended June 30, 2002 from $10.2 million for the three months ended June 30, 2001. The decrease was primarily due to an accounting change taking effect on January 1, 2002, which eliminated the amortization of goodwill and also certain non-recurring legal costs incurred during 2001.

        Other Income (Expense).    Other expense increased $1.6 million, or 23.5%, to $8.4 million for the three-month period ended June 30, 2002 compared to $6.8 million for the three months ended June 30, 2001. The increase was primarily the result of fluctuations in interest rates which had a $1.1 million unfavorable impact on the value of our interest rate derivative instruments in 2002. In addition, interest income was $0.6 million lower in 2002 primarily as a result of lower cash on hand balances.

        Adjusted EBITDA.    Adjusted EBITDA increased $7.2 million, or 58.5%, to $19.5 million for the three months ended June 30, 2002 from $12.3 million for the three months ended June 30, 2001 due to the higher gross profit as described above. Adjusted EBITDA as a percentage of sales improved to 20.6% for the three months ended June 30, 2002, compared to 13.3% for the three months ended June 30, 2001.

        In determining Adjusted EBITDA for the three months ended June 30, 2002, income from operations has been increased by (1) depreciation, (2) equity in earnings of affiliates, (3) $0.4 million of costs related to non-cash pension curtailment expenses associated with the recently resolved labor dispute in the Henderson, Kentucky, facility, (4) $0.4 million of costs related to the consolidation of light wheel production, and (5) $0.1 million of other non-recurring costs. Items (3) and (4) effected gross profit while item (5) related to selling, general and administrative expenses.

        In determining Adjusted EBITDA for the three months ended June 30, 2001, income from operations has been increased by (1) depreciation and amortization (except for amortization of deferred financing costs), (2) equity in earnings of affiliates, (3) $0.4 million of costs related to a reduction in the employee workforce, and (4) a $2.9 million adjustment associated with the restructuring and relocation of light wheel production. Items (3) and (4) effected gross profit.

        Net Income (Loss).    Accuride had net income of $2.0 million for the three months ended June 30, 2002 compared to a net loss of $5.0 million for the three months ended June 30, 2001 due to higher pretax earnings in 2002, as described above.

Six Months Ended June 30, 2002 Compared to the Six Months Ended June 30, 2001.

        The following table sets forth certain income statement information of Accuride for the six months ended June 30, 2002 and June 30, 2001:

	June 30, 2002		June 30, 2001
	(dollars in thousands)
Net sales	$172,389	100.0%	$182,987	100.0%
Gross profit	31,505	18.3%	20,853	11.4%
Operating expenses	14,305	8.3%	17,477	9.6%
Income from operations	17,200	10.0%	3,376	1.8%
Equity in earnings of affiliates	105	0.1%	190	0.1%
Other income (expense)	(17,431)	(10.1)%	(19,793)	(10.8)%
Net income (loss)	(1,397)	(0.8)%	(12,145)	(6.6)%
Other Data:
Adjusted EBITDA	$32,656	18.9%	$22,254	12.2%

        Net Sales.    Net sales decreased $10.6 million, or 5.8%, for the six months ended June 30, 2002 to $172.4 million, compared to $183.0 million for the six months ended June 30, 2001. Although sales levels were low during the initial part of this year due to the continuation of the cyclical downturn of the entire Heavy/Medium commercial vehicle market, the second quarter showed some recovery from these initial lower sales levels. The overall decrease in sales volume related to market demand and the discontinuance of a certain light wheel program was partially offset by an increase in sales of aluminum wheels. We believe near-term demand for Class 8 trucks will be impacted by new emission standards becoming effective October 1, 2002. These new emission standards may result in accelerated purchases in the third-quarter with a potential decline in sales in the fourth quarter of 2002 and the first quarter of 2003. Beyond this, we expect gradual improvement based on the pace of the general economic recovery.

        Gross Profit.    Gross profit increased $10.6 million, or 50.7%, to $31.5 million for the six months ended June 30, 2002 from $20.9 million for the six months ended June 30, 2001. Gross profit as a percentage of sales improved to 18.3% for the six months ended June 30, 2002, compared to 11.4% for the six months ended June 30, 2001. The principal causes for the improvement in our gross profit is increased aluminum sales volume, strong operational performance at all sites driven by improved material pricing and utilization, and cost reductions related to operational efficiencies. In addition, $2.9 million of non-recurring costs related to the restructuring and relocation of our light wheel production and $0.5 million more of expense related to a reduction of the workforce were included in the 2001 gross profit computation.

        Operating Expenses.    Operating expenses decreased by $3.2 million, or 18.3% to $14.3 million for the six months ended June 30, 2002 from $17.5 million for the six months ended June 30, 2001. Operating expenses decreased by $2.1 million as a result of an accounting change taking effect on January 1, 2002, which eliminated the amortization of goodwill. In addition, certain non-recurring legal costs were incurred during 2001.

        Other Income (Expense).    Other expense decreased $2.4 million, or 12.1%, to $17.4 million for the six-month period ended June 30, 2002 compared to $19.8 million for the six months ended June 30, 2001, primarily as a result of fluctuations in currency rates which favorably impacted the value of our foreign currency rate derivative instruments.

        Adjusted EBITDA.    Adjusted EBITDA increased $10.4 million, or 46.6% to $32.7 million for the six months ended June 30, 2002 from $22.3 million for the six months ended June 30, 2001 due to the higher gross profit as described above. Adjusted EBITDA as a percentage of sales improved to 18.9% for the six months ended June 30, 2002, compared to 12.2% for the six months ended June 30, 2001.

        In determining Adjusted EBITDA for the six months ended June 30, 2002, income from operations has been increased by (1) depreciation, (2) equity in earnings of affiliates, (3) $0.9 million of costs related to a reduction in the employee workforce, (4) $0.4 million of costs related to non-cash pension curtailment expenses associated with the recently resolved labor dispute in the Henderson, Kentucky, facility (5) $0.4 million of costs related to the consolidation of light wheel production, and (6) $0.2 million of other non-recurring costs. All but $0.3 million of items (3), (4) and (5) effected gross profit while item (6) related to selling, general, and administrative expenses.

        In determining Adjusted EBITDA for the six months ended June 30, 2001, income from operations has been increased by (1) depreciation and amortization (except for amortization of deferred financing costs), (2) equity in earnings of affiliates, (3) $1.4 million of costs related to a reduction in the employee workforce, and (4) a $2.9 million adjustment associated with the restructuring and relocation of light wheel production. The majority of items (3) and (4) effected gross profit while $0.1 million related to selling, general, and administrative expenses.

        Net Income (Loss).    Accuride had a net loss of $1.4 million for the six months ended June 30, 2002 compared to a net loss of $12.1 million for the six months ended June 30, 2001. The improvement in net income (loss) is a result of higher pretax earnings in 2002, as described above, partially offset by a higher effective tax rate. The higher effective tax rate is primarily attributable to a smaller pretax loss and a valuation allowance related to loss carry-forwards.

Changes in Financial Condition

        At June 30, 2002, Accuride's total assets amounted to $503.6 million, as compared to $498.2 million at December 31, 2001. The $5.4 million, or 1.1%, increase in total assets during the six months ended June 30, 2002 was primarily the result of a decrease in cash of $18.4 million and a decrease in net property, plant and equipment of $6.1 million, offset by an increase in net receivables of $24.5 million, an increase in inventory of $3.2 million, and an increase in prepaid and other current assets of $2.2 million. The decrease in cash is primarily related to changes in working capital and capital spending, offset by the net change in debt. Property, plant and equipment decreased as the result of normal depreciation expense. Net receivables increased due to higher sales in the month of June 2002 compared to December 2001 and the timing of collections. Inventory increased at both our Columbia, Tennessee, facility and our Erie, Pennsylvania, facility. Inventory was built at the Columbia facility prior to ceasing operations in March, 2002 in order to ensure availability of product during the transitional period of moving equipment to London, Ontario. Inventory increased at our Erie, Pennsylvania, facility primarily in response to the increase in sales volume. Prepaid expenses and other current assets increased because of the fluctuation in the Canadian dollar and resulting increase in our derivative asset.

        At June 30, 2002, Accuride's total liabilities amounted to $566.9 million, as compared to $560.6 million at December 31, 2001. The $6.3 million increase in total liabilities was primarily the result of a $3.8 million increase in debt and a $1.8 million increase in accounts payable. Debt increased as a result of a $10 million borrowing under the revolver, offset by a $6.3 million payment on the AdM term debt. The increase in accounts payable results from the increase in material and labor necessary to sustain the increase in sales volume.

Capital Resources and Liquidity

        Accuride's primary sources of liquidity during the first half of 2002 were cash reserves and $10.0 million of borrowings under its senior secured revolving credit facility (the "Revolver"). Primary uses of cash were funding operating shortfalls, seasonal working capital needs, capital expenditures and debt service.

        As of June 30, 2002, Accuride had cash and cash equivalents of $29.3 million compared to $47.7 million at December 31, 2001. Accuride's operating activities for the six months ended June 30, 2002 used $15.3 million of cash compared to a use of $8.4 million of cash during the six months ended June 30, 2001. Investing activities for the six months ended June 30, 2002 used $7.3 million compared to $4.8 million for the six months ended June 30, 2001. Net financing activities provided $4.2 million and $30.1 million during the six months ended June 30, 2002 and 2001, respectively.

        Accuride's capital expenditures in 2001 were $18.4 million. Accuride expects its capital expenditures to be approximately $20.1 million in 2002. It is anticipated that these expenditures will fund (i) investments in productivity and low cost manufacturing improvements in 2002 of approximately $12.7 million (including $9.2 million on the optimization and consolidation of the Light Wheel manufacturing operations); (ii) equipment and facility maintenance of approximately $6.5 million; and (iii) continuous improvement initiatives of approximately $0.9 million.

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

  •
  current conditions in the economy could worsen and the Heavy/Medium truck industry downturn may persist longer than anticipated;

  •
  the 2002 accelerated purchases resulting from the new emission standards for Class 8 trucks becoming effective October 1, 2002, may have a more negative effect on sales volume in the fourth quarter of 2002 and the first quarter of 2003 than currently anticipated;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Foreign Currency Risk

        Certain forecasted transactions, assets, and liabilities are exposed to foreign currency risk. Accuride monitors its foreign currency exposures to maximize the overall effectiveness of its foreign currency derivatives. The principal currency of exposure is the Canadian dollar. Forward foreign exchange contracts, not designated as hedging instruments under SFAS 133, are used to offset the impact of the variability in exchange rates on our operations, cash flows, assets and liabilities. At June 30, 2002, Accuride had open foreign exchange forward contracts of $56.0 million. Foreign exchange forward contract maturities are from one to fifteen months. Management believes the use of foreign currency financial instruments reduces the risks that arise from doing business in international markets.

        However, Accuride's foreign currency derivative contracts provide only limited protection against currency risks. Factors that could impact the effectiveness of Accuride's currency risk management programs include accuracy of sales estimates, volatility of currency markets and the cost and availability of derivative instruments. The counterparties to the foreign exchange contracts are financial institutions with investment grade credit ratings. The use of forward contracts protects Accuride's cash flows against unfavorable movements in exchange rates, to the extent of the amount under contract. A 10% adverse change in currency exchange rates for the foreign currency derivatives held at June 30, 2002, would have an impact of approximately $5.8 million on the fair value of such instruments. This quantification of exposure to the market risk associated with foreign exchange financial instruments does not take into account the offsetting impact of changes in the fair value of Accuride's foreign denominated assets, liabilities and firm commitments.

Raw Material/Commodity Price Risk

        Accuride relies upon the supply of certain raw materials and commodities in its production processes and has entered into firm purchase commitments for steel and aluminum. The exposures associated with these commitments are primarily managed through the terms of the sales, supply, and procurement contracts. Additionally, Accuride uses commodity price swaps and futures contracts to manage the variability in certain commodity prices. Commodity price swap and futures contracts, not designated as hedging instruments under SFAS 133, are used to offset the impact of the variability in certain commodity prices on our operations and cash flows. At June 30, 2002, Accuride had open commodity price swaps and futures contracts of $1.0 million. These commodity price swaps and futures contracts had maturities from one to fifteen months. A 10% adverse change in commodity prices would have an impact of approximately $0.1 million on the fair value of these contracts. Accuride is exposed to credit related losses in the event of nonperformance by the counterparties to the commodity price swaps and futures contracts, although no such losses are expected as the primary counterparty is a financial institution having an investment grade credit rating.

Interest Rate Risk

        Accuride uses long-term debt as a primary source of capital in its business. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for its long-term fixed-rate debt and other types of long-term debt at June 30, 2002:

	2002	2003	2004	2005	2006	Thereafter	Total	Fair Value
	(Dollars in Thousands)
Long-term Debt:
Fixed						$189,900	$189,900	$140,000
Avg. Rate						9.25%	9.25%
Variable	$6,250	$4,125	$61,000	$56,404	$116,256	$47,000	$291,035	$270,396
Avg. Rate	5.38%	5.51%	5.61%	5.51%	5.79%	5.94%	5.71%

        Accuride is exposed to the variability of interest rates on its variable rate debt. Accuride has used an interest rate swap to alter interest rate exposures between fixed and variable rates on a portion of Accuride's long-term debt. As of June 30, 2002, an interest rate swap of $100.0 million was outstanding. Under the terms of the interest rate swap, Accuride agrees with the counterparty to exchange, at specified intervals, the difference between 4.78% and the variable rate interest amounts calculated by reference to the notional principal amount. The interest rate swap commenced in July 2001 and matures in July 2003. In November 2001, Accuride executed a forward-starting interest rate cap to set a ceiling on the maximum floating interest rate Accuride would incur on a portion of Accuride's long-term debt. As of June 30, 2002, $120.0 million notional amount was outstanding on the interest rate cap. Under the terms of the interest rate cap, Accuride is entitled to receive from the counterparty on a quarterly basis the amount, if any, by which the three-month Eurodollar interest rate exceeds 2.73%. The interest rate cap commenced in January 2002 and matures in January 2003. The interest rate swap and cap, not designated as hedging instruments under SFAS 133, are used to offset the impact of the variability in interest rates on portions of Accuride's variable rate debt. Accuride is exposed to credit related losses in the event of nonperformance by the counterparties to the interest rate swap and cap, although no such losses are expected as the counterparties are financial institutions having investment grade credit ratings.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        Neither Accuride nor any of its subsidiaries is a party to any material legal proceeding. However, Accuride from time-to-time is involved in ordinary routine litigation incidental to its business.

Item 2. Changes in Securities and Use of Proceeds

        During the thirteen weeks ended June 30, 2002, Accuride issued no common stock. During such period, Accuride issued 296 options pursuant to the tender offer dated September 5, 2001. In addition, Accuride granted 1,407 options to certain members of management. These options vest pro rata over a four-year period and must be exercised within a ten-year period. The exercise price of such options is $1,750 per share. None of these securities were registered under the Securities Act of 1933, as amended.

        Such issuances of options to purchase Common Stock were made pursuant to the 1998 Stock Purchase and Option Plan for Employees of Accuride Corporation and Subsidiaries. Exemption from registration under the Securities Act was based upon the grounds that the issuance of such securities did not involve a public offering within the meaning of Section 4(2) of the Securities Act.

Item 6. Exhibits and Reports on Form 8-K

Exhibit No	Description
10.1	Amendment No. 2 to the 1998 Stock Purchase and Option Plan for Employees of Accuride Corporation and Subsidiaries.
99.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

  Reports on Form 8-K:

        Accuride filed a report on Form 8-K with the Securities and Exchange Commission on April 24, 2002, regarding an Item 5 Other Event in connection with the appointment of Terrence J. Keating as President and Chief Executive Officer of Accuride.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCURIDE CORPORATION
/s/ TERRENCE J. KEATING Terrence J. Keating President and Chief Executive Officer	Dated: August 13, 2002
/s/ JOHN R. MURPHY John R. Murphy Executive Vice President—Finance and Chief Financial Officer Principal Accounting Officer	Dated: August 13, 2002