Form 10-Q
period 2002-09-30
ACCURIDE CORP
filed 2002-11-12
CIK 817979

Use these links to rapidly review the document
ACCURIDE CORPORATION Table of Contents

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002.
OR
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number 333-50239

ACCURIDE CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	61-1109077
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

7140 Office Circle Evansville, IN	47715
(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number, Including Area Code: (812) 962-5000

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of October 31, 2002, 24,796 shares of Accuride Corporation common stock, par value $.01 per share, were outstanding.

ACCURIDE CORPORATION
Table of Contents

PART I. FINANCIAL INFORMATION

Item I. Financial Statements

ACCURIDE CORPORATION

CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	September 30, 2002 (Unaudited)	December 31, 2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,057	$47,708
Customer receivables, net of allowance for doubtful accounts of $2,163 and $1,448	47,897	25,163
Other receivables	2,805	2,229
Inventories, net	30,417	29,107
Supplies	8,925	8,666
Deferred income taxes	4,597	6,219
Income taxes receivable	0	1,176
Prepaid expenses and other current assets	1,526	792

Total current assets	124,224	121,060
PROPERTY, PLANT AND EQUIPMENT, NET	216,464	225,514
OTHER ASSETS:
Goodwill	123,197	123,197
Investment in affiliates	3,656	3,439
Deferred financing costs, net of accumulated amortization of $8,345 and $6,527	6,958	8,776
Deferred income taxes	4,867	2,930
Pension benefit plan asset	14,434	12,496
Other	648	810

TOTAL	$494,448	$498,223

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
Accounts payable	$28,144	$29,836
Current portion of long-term debt	7,250	12,500
Accrued payroll and compensation	9,784	9,690
Accrued interest payable	6,649	11,352
Accrued and other liabilities	17,824	15,110

Total current liabilities	69,651	78,488
LONG-TERM DEBT, less current portion	470,003	464,050
OTHER POSTRETIREMENT BENEFIT PLAN LIABILITY	17,450	16,615
PENSION BENEFIT PLAN LIABILITY	861	939
OTHER LIABILITIES	416	485
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIENCY):
Preferred stock, $.01 par value; 5,000 shares authorized and unissued Common stock and additional paid in capital, $.01 par value; 45,000 shares authorized, 24,923 shares issued; 24,796 outstanding in 2002 and 2001	24,939	24,939
Treasury stock, 127 shares at cost in 2002 and 2001	(735)	(735)
Stock subscriptions receivable	(164)	(638)
Accumulated other comprehensive income (loss)	(62)	0
Retained earnings (deficit)	(87,911)	(85,920)

Total stockholders' equity (deficiency)	(63,933)	(62,354)

TOTAL	$494,448	$498,223

See notes to unaudited consolidated financial statements

ACCURIDE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(DOLLARS IN THOUSANDS)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2001	2000
NET SALES	$92,972	$77,714	$265,361	$260,700
COST OF GOODS SOLD	73,923	67,935	214,806	230,068

GROSS PROFIT	19,049	9,779	50,555	30,632
OPERATING:
Selling, general and administrative	6,652	7,706	20,957	25,183

INCOME FROM OPERATIONS	12,397	2,073	29,598	5,449
OTHER INCOME (EXPENSE):
Interest income	98	226	222	1,244
Interest (expense)	(10,209)	(10,569)	(30,318)	(30,782)
Equity in earnings of affiliates	111	28	216	218
Other income (expense), net	(4,017)	(7,413)	(1,464)	(8,011)

INCOME (LOSS) BEFORE INCOME TAXES	(1,620)	(15,655)	(1,746)	(31,882)
INCOME TAX PROVISION (BENEFIT)	(1,026)	(5,350)	245	(9,432)

NET INCOME (LOSS)	$(594)	$(10,305)	$(1,991)	$(22,450)

See notes to unaudited consolidated financial statements.

ACCURIDE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

(DOLLARS IN THOUSANDS)

(UNAUDITED)

	Comprehensive Income (Loss)	Common Stock and Additional Paid in Capital	Treasury Stock	Stock Subscriptions Receivable	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Stockholders' Equity (Deficiency)
BALANCE AT JANUARY 1, 2002		$24,939	$(735)	$(638)		$(85,920)	$(62,354)
Net loss	$(1,991)					(1,991)	(1,991)
Proceeds from stock subscriptions receivable		—	—	474		—	474

Other comprehensive income (loss); unrealized loss on foreign currency hedges	(62)				$(62)		(62)

Comprehensive income (loss)	$(2,053)

BALANCE AT SEPTEMBER 30, 2002		$24,939	$(735)	$(164)	$(62)	$(87,911)	$(63,933)

ACCURIDE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended September 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,991)	$(22,450)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	19,735	18,941
Amortization	1,898	4,701
Losses on asset disposition	38	33
Deferred income taxes	(314)	(11,109)
Equity in earnings of affiliates	(216)	(219)
Changes in certain assets and liabilities:
Receivables	(23,310)	(4,817)
Inventories and supplies	(1,570)	7,683
Prepaid expenses and other assets	(1,297)	(1,330)
Accounts payable	(1,692)	(7,582)
Accrued and other liabilities	(1,308)	3,879

Net cash provided by (used in) operating activities	(10,027)	(12,270)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(10,351)	(9,707)
Capitalized interest	(372)	(667)

Net cash used in investing activities	(10,723)	(10,374)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in revolving credit advance	10,000	25,000
Payments on long-term debt	(9,375)	(4,940)
Payments on short-term advance	—	(7,500)
Deferred financing fees	—	(1,261)
Proceeds from stock subscriptions receivable	474	230
Redemption of shares	—	(230)

Net cash provided by (used in) financing activities	1,099	11,299
Increase (decrease) in cash and cash equivalents	(19,651)	(11,345)
Cash and cash equivalents, beginning of period	47,708	38,516

Cash and cash equivalents, end of period	$28,057	$27,171

See notes to unaudited consolidated financial statements

ACCURIDE CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

AS OF SEPTEMBER 30, 2002 AND DECEMBER 31, 2001 AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

Note 1—Basis of Presentation

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

        The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto disclosed in Accuride's Annual Report on Form 10-K for the year ended December 31, 2001.

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

Note 2—Accounting Change

        SFAS 142—Effective January 1, 2002, Accuride adopted Statements of Financial Accounting Standards ("SFAS") No. 142, "Accounting for Goodwill and Other Intangible Assets". This statement requires that goodwill and intangible assets with indefinite useful lives not be amortized but instead be tested for impairment at least annually. Accuride evaluated its goodwill on March 31, 2002, and found it not to be impaired. Accuride has no other intangible assets.

        The following unaudited financial data illustrates what prior earnings would have been if goodwill had not been amortized for the three and nine months ended September 30, 2001, and the related income tax effects:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2001	2002	2001
Net income (loss)	$(594)	$(10,305)	$(1,991)	$(22,450)
Add back: Goodwill amortization, net of tax effect		888		2,664

Adjusted net income (loss)	$(594)	$(9,417)	$(1,991)	$(19,786)

        SFAS 144—Effective January 1, 2002, Accuride adopted SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed. This statement has had no effect on Accuride's financial statements.

Note 3—Inventories—Inventories were as follows:

	September 30, 2002	December 31, 2001
Raw Materials	$4,586	$5,181
Work in Process	10,306	9,223
Finished manufactured goods	12,973	15,157
LIFO adjustment	2,552	(454)

Inventories, net	$30,417	$29,107

Note 4—Accounting for Derivatives and Hedging Activities

        The Company uses derivative financial instruments as part of its overall risk management strategy as further described under Item 7A of the 2001 Annual Report on Form 10-K. The derivative instruments used by the Company include interest rate, foreign exchange, and commodity price instruments. All derivative instruments are recognized on the balance sheet at their estimated fair value.

        Interest Rate Instruments—The Company uses interest rate swap agreements as a means of fixing the interest rate on portions of the Company's floating-rate debt. The interest rate swap is not designated as a hedge for financial reporting purposes and, accordingly, is carried in the financial statements at fair value, with unrealized gains or losses reflected in current period earnings as "Other income (expense), net". The settlement amounts from the swap agreement are reported in the financial statements as a component of interest. The Company uses interest rate cap agreements to set ceilings on the maximum interest rate the Company would incur on portions of the Company's floating-rate debt. The interest rate cap is not designated as a hedge for financial reporting purposes and, accordingly, is carried in the financial statements at fair value, with unrealized gains or losses reflected in current period earnings as "Other income (expense), net". In the event that the cap is exercised, any realized gain would be recorded in the financial statements as a component of interest.

        Foreign Exchange Instruments—The Company uses foreign currency forward contracts and options to limit foreign exchange risk on anticipated but not yet committed transactions expected to be denominated in Canadian dollars. Prior to August 1, 2002, the Company did not designate the forward contracts as hedges for financial reporting purposes and, accordingly, carried these instruments in the financial statements at fair value, with realized and unrealized gains or losses reflected in current period earnings as "Other income (expense), net". On August 1, 2002, the Company designated the outstanding forward contracts as cash flow hedges. Management expects that these derivative instruments will be highly effective. As such, unrealized gains or losses will be deferred in Other Comprehensive Income (See Note 8) with only realized gains or losses reflected in current period earnings as "Cost of Goods Sold". However, to the extent that any of these contracts are not perfectly effective in offsetting the change in the value of the anticipated transactions being hedged, any changes in fair value relating to the ineffective portion of these contracts will be immediately recognized in "Cost of Goods Sold".

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

Note 5—Supplemental Cash Flow Disclosure

        During the nine months ended September 30, 2002 and 2001, Accuride paid $33,624 and $35,140 for interest. During these same time periods, Accuride received a net refund of $1,467 and paid $1,834 for income taxes, respectively.

Note 6—Restructuring Reserve

        In 2001, Accuride recorded a $2,692 reserve related to the closure of its Columbia, Tennessee, facility and the consolidation of its light wheel production into other facilities. The Columbia, Tennessee, facility, ceased operations on March 31, 2002. As of September 30, 2002, $787 of costs had been charged against the reserve. Accuride anticipates that the remaining restructuring activities will be completed by the end of the year, except for the disposal of the facility, the timing of which is uncertain.

Note 7—New Accounting Pronouncements

        SFAS 145—On April 30, 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". The statement is intended to update, clarify and simplify existing accounting pronouncements. Management does not believe this statement will have a material effect on its consolidated financial statements.

        SFAS 146—On July 30, 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Management does not believe this statement will have a material effect on its consolidated financial statements.

Note 8—Comprehensive income (loss) is summarized as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2001	2002	2001
Net income (loss)	$(594)	$(10,305)	$(1,991)	$(22,450)
Other comprehensive income (loss)	(62)	93	(62)	(50)

Total comprehensive income (loss)	$(656)	$(10,212)	$(2,053)	$(22,500)

        Included in other comprehensive income (loss) for the three and nine months ended September 30, 2002, is $62 of unrealized loss on derivatives that have been designated as cash flow type hedges in accordance with SFAS 133, as further described in Note 4. During the nine month period ended September 30, 2002, $49 of income was reclassified into cost of goods sold as the related derivative instruments matured. The majority of the $62 of unrealized loss remaining in OCI will be reclassified into earnings as realized during the next twelve months.

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

Results of Operations

Three Months Ended September 30, 2002 Compared to the Three Months Ended September 30, 2001.

        The following table sets forth certain income statement information of Accuride for the three months ended September 30, 2002 and September 30, 2001:

	September 30, 2002		September 30, 2001
	(dollars in thousands)
Net sales	$92,972	100.0%	$77,714	100.0%
Gross profit	19,049	20.5%	9,779	12.6%
Operating expenses	6,652	7.2%	7,706	9.9%
Income from operations	12,397	13.3%	2,073	2.7%
Equity in earnings of affiliates	111	0.1%	28	0.0%
Other income (expense)	(14,128)	(15.2)%	(17,756)	(22.8)%
Net income (loss)	(594)	(0.6)%	(10,305)	(13.3)%
Other Data:
Adjusted EBITDA	$19,455	20.9%	$10,002	12.9%

        Net Sales.    Our net sales for the three months ended September 30, 2002 were $93.0 million, an increase of 19.7% compared to net sales of $77.7 million for the three months ended September 30, 2001. Sales increased primarily as a result of increased sales volume of our aluminum wheels due to improved market penetration and an increase in industry commercial vehicle builds. Contributing to the increase in industry commercial vehicle builds were accelerated purchases ahead of the October 1, 2002 new emission compliance deadline. These accelerated purchases may cause a potential decline in sales in the fourth quarter of 2002 and the first quarter of 2003. Beyond this, we expect gradual improvement in our net sales based on the pace of the general economic recovery.

        Gross Profit.    Gross profit increased $9.2 million, or 93.9%, to $19.0 million for the three months ended September 30, 2002 from $9.8 million for the three months ended September 30, 2001. Gross profit as a percentage of sales improved to 20.5% for the three months ended September 30, 2002, compared to 12.6% for the three months ended September 30, 2001. The principal causes for the improvement in our gross profit are increased aluminum sales volume, strong operational performance at all sites driven by improved material pricing and utilization, and cost reductions related to operational efficiencies.

        Operating Expenses.    Operating expenses decreased $1.0 million, or 13.0% to $6.7 million for the three months ended September 30, 2002 from $7.7 million for the three months ended September 30, 2001. The decrease was primarily due to an accounting change taking effect on January 1, 2002, which eliminated the amortization of goodwill.

        Other Income (Expense).    Other expense decreased $3.7 million, or 20.8%, to $14.1 million for the three-month period ended September 30, 2002 compared to $17.8 million for the three months ended September 30, 2001. The decrease in other expense was primarily the result of fluctuations in interest rates which had an unfavorable impact on the value of our interest rate derivative instruments in 2001.

        Adjusted EBITDA.    Adjusted EBITDA increased $9.5 million, or 95.0%, to $19.5 million for the three months ended September 30, 2002 from $10.0 million for the three months ended September 30, 2001 due to the higher gross profit as described above. Adjusted EBITDA as a percentage of sales improved to 20.9% for the three months ended September 30, 2002, compared to 12.9% for the three months ended September 30, 2001.

        In determining Adjusted EBITDA for the three months ended September 30, 2002, income from operations has been increased by (1) depreciation, (2) equity in earnings of affiliates, (3) $0.4 million of costs related to the consolidation of light wheel production, (4) $0.1 million of costs related to a reduction in the employee workforce and (5) $0.2 million of other non-recurring costs. Items (3) and (4) affected gross profit while item (5) related to selling, general and administrative expenses.

        In determining Adjusted EBITDA for the three months ended September 30, 2001, income from operations has been increased by (1) depreciation and amortization (except for amortization of deferred financing costs), (2) equity in earnings of affiliates, (3) $0.2 million of financing costs related to the amended and restated credit facility. Item (3) affected selling, general and administrative expenses.

        Net Income (Loss).    Accuride had a net loss of $0.6 million for the three months ended September 30, 2002 compared to a net loss of $10.3 million for the three months ended September 30, 2001 due to higher pretax earnings in 2002, as described above.

Nine Months Ended September 30, 2002 Compared to the Nine Months Ended September 30, 2001.

        The following table sets forth certain income statement information of Accuride for the nine months ended September 30, 2002 and September 30, 2001:

	September 30, 2002		September 30, 2001
	(dollars in thousands)
Net sales	$265,361	100.0%	$260,700	100.0%
Gross profit	50,555	19.1%	30,632	11.7%
Operating expenses	20,957	7.9%	25,183	9.7%
Income from operations	29,598	11.2%	5,449	2.1%
Equity in earnings of affiliates	216	0.1%	218	0.1%
Other income (expense)	(31,560)	(11.9)%	(37,549)	(14.4)%
Net income (loss)	(1,991)	(0.8)%	(22,450)	(8.6)%
Other Data:
Adjusted EBITDA	$52,109	19.6%	$32,256	12.4%

        Net Sales.    Net sales increased $4.7 million, or 1.8%, for the nine months ended September 30, 2002 to $265.4 million, compared to $260.7 million for the nine months ended September 30, 2001. The $4.7 million increase in net sales is primarily due to the increased sales volume of aluminum wheels related to improved market penetration and an increase in industry commercial vehicle builds. Contributing to the increase in industry commercial vehicle builds were accelerated purchases ahead of the October 1, 2002 new emission compliance deadline. These increases were partially offset by the discontinuance of a certain light wheel program and weak market demand. The accelerated purchases in the second and third quarters of 2002 may cause a potential decline in sales in the fourth quarter of 2002 and the first quarter of 2003. Beyond this, we expect gradual improvement in our net sales based on the pace of the general economic recovery.

        Gross Profit.    Gross profit increased $20.0 million, or 65.4%, to $50.6 million for the nine months ended September 30, 2002 from $30.6 million for the nine months ended September 30, 2001. Gross profit as a percentage of sales improved to 19.1% for the nine months ended September 30, 2002, compared to 11.7% for the nine months ended September 30, 2001. The principal causes for the improvement in our gross profit are increased aluminum sales volume, strong operational performance at all sites driven by improved material pricing and utilization, and cost reductions related to operational efficiencies. In addition, $2.9 million of non-recurring costs related to the restructuring and relocation of our light wheel production and $0.6 million more of expense related to a reduction of the work force were included in the 2001 gross profit computation.

        Operating Expenses.    Operating expenses decreased by $4.2 million, or 16.7% to $21.0 million for the nine months ended September 30, 2002 from $25.2 million for the nine months ended September 30, 2001. Operating expenses decreased by $3.1 million primarily as a result of an accounting change taking effect on January 1, 2002, which eliminated the amortization of goodwill. In addition, certain non-recurring legal costs were incurred during 2001.

        Other Income (Expense).    Other expense decreased $5.9 million, or 15.7%, to $31.6 million for the nine-month period ended September 30, 2002 compared to $37.5 million for the nine months ended September 30, 2001, primarily as a result of fluctuations in currency and interest rates which favorably impacted the value of our foreign currency rate and interest rate derivative instruments.

        Adjusted EBITDA.    Adjusted EBITDA increased $19.8 million, or 61.3% to $52.1 million for the nine months ended September 30, 2002 from $32.3 million for the nine months ended September 30, 2001 due to the higher gross profit as described above. Adjusted EBITDA as a percentage of sales improved to 19.6% for the nine months ended September 30, 2002, compared to 12.4% for the nine months ended September 30, 2001.

        In determining Adjusted EBITDA for the nine months ended September 30, 2002, income from operations has been increased by (1) depreciation, (2) equity in earnings of affiliates, (3) $1.0 million of costs related to a reduction in the employee workforce, (4) $0.4 million of costs related to non-cash pension curtailment expenses associated with the recently resolved labor dispute in the Henderson, Kentucky, facility (5) $0.8 million of costs related to the consolidation of light wheel production, and (6) $0.4 million of other non-recurring costs. All but $0.3 million of items (3), (4) and (5) affected gross profit while item (6) related to selling, general, and administrative expenses.

        In determining Adjusted EBITDA for the nine months ended September 30, 2001, income from operations has been increased by (1) depreciation and amortization (except for amortization of deferred financing costs), (2) equity in earnings of affiliates, (3) $1.4 million of costs related to a reduction in the employee workforce, (4) a $2.9 million adjustment associated with the restructuring and relocation of light wheel production, and (5) $0.2 million of financing costs related to the amended and restated credit facility. The majority of items (3) and (4) affected gross profit while $0.1 million related to selling, general, and administrative expenses. Item (5) related to selling, general and administrative expenses.

        Net Income (Loss).    Accuride had a net loss of $2.0 million for the nine months ended September 30, 2002 compared to a net loss of $22.5 million for the nine months ended September 30, 2001. The improvement in net income (loss) is a result of higher pretax earnings in 2002, as described above, net of a $0.2 million provision for income taxes resulting from permanent differences between reported earnings and taxable earnings.

Changes in Financial Condition

        At September 30, 2002, Accuride's total assets amounted to $494.4 million, as compared to $498.2 million at December 31, 2001. The $3.8 million, or 0.8%, decrease in total assets during the nine months ended September 30, 2002 was primarily the result of a decrease in cash of $19.7 million and a decrease in net property, plant and equipment of $9.1 million, offset by an increase in net receivables of $22.7 million. The decrease in cash is primarily related to changes in working capital and capital spending, offset by the net change in debt. Property, plant and equipment decreased as the result of normal depreciation expense. Net receivables increased due to higher sales in the month of September 2002 compared to December 2001 and the timing of collections.

        At September 30, 2002, Accuride's total liabilities amounted to $558.4 million, as compared to $560.6 million at December 31, 2001. Liabilities remained relatively constant decreasing $2.2 million, or 0.4%, primarily as a result of the timing of certain payments.

Capital Resources and Liquidity

        Accuride's primary sources of liquidity during the nine months ended September 30, 2002 were cash reserves and $10.0 million of borrowings under its senior secured revolving credit facility (the "Revolver"). Primary uses of cash were funding operating shortfalls, seasonal working capital needs, capital expenditures and debt service.

        As of September 30, 2002, Accuride had cash and cash equivalents of $28.1 million compared to $47.7 million at December 31, 2001. Accuride's operating activities for the nine months ended September 30, 2002 used $10.0 million of cash compared to a use of $12.3 million of cash during the nine months ended September 30, 2001. Investing activities for the nine months ended September 30, 2002 used $10.7 million compared to $10.4 million for the nine months ended September 30, 2001. Net financing activities provided $1.1 million and $11.3 million during the nine months ended September 30, 2002 and 2001, respectively.

        Accuride's capital expenditures in 2001 were $18.4 million. Accuride expects its capital expenditures to be approximately $19.8 million in 2002. It is anticipated that these expenditures will fund (i) investments in productivity and low cost manufacturing improvements in 2002 of approximately $12.7 million (including $9.2 million on the optimization and consolidation of the Light Wheel manufacturing operations); (ii) equipment and facility maintenance of approximately $6.2 million; and (iii) continuous improvement initiatives of approximately $0.9 million.

        Accuride's credit documents contain financial and operating covenants that limit the discretion of management with respect to certain business matters. These covenants place significant restrictions on, among other things, the ability to incur additional debt, to create liens, to make certain payments and investments and to sell or otherwise dispose of assets and merge or consolidate with other entities. Accuride is also required to meet certain financial ratios and tests including a minimum EBITDA test, a leverage ratio, an interest coverage ratio, and a fixed coverage charge ratio. Failure to comply with the obligations contained in the credit agreements could result in an event of default, and possibly the acceleration of the related debt and the acceleration of debt under other instruments that may contain cross-acceleration or cross-default provisions. Accuride is currently in compliance with its financial covenants, although negative sales trends could impact our future compliance with such covenants.

        Management believes that cash liquidity and availability under the Revolver will provide adequate funds for Accuride's working capital needs, planned capital expenditures and debt service obligations for the next twelve months. Accuride's ability to fund working capital needs, planned capital expenditures, scheduled debt payments, and to comply with all of the financial covenants under its credit agreements, depends on its future operating performance and cash flow, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

Factors Affecting Future Results

        In this report, Accuride has made various statements regarding current expectations or forecasts of future events. These statements are "forward-looking statements" within the meaning of that term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are also made from time-to-time in press releases and in oral statements made by Accuride's officers. Forward-looking statements are identified by the words "estimate," "project," "anticipate," "will continue," "will likely result," "expect," "intend," "believe," "plan," "predict" and similar expressions. Forward looking statements also include statements regarding our estimation of the market demand for Heavy/Medium Trucks and Trailers, Accuride's expectation for gradual improvement in net sales based on the pace of the general economic recovery, Accuride's foreseeable working capital needs for the next twelve months, the availability of additional capital to Accuride, and Accuride's disclosures concerning market risk. Such forward-looking statements are based on assumptions and estimates, which although believed to be reasonable, may turn out to be incorrect. Therefore, undue reliance should not be placed upon these estimates and statements. Accuride cannot assure that any of these statements or estimates will be realized and actual results may differ from those contemplated in these "forward-looking statements." Accuride undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise. You are advised to consult further disclosures Accuride may make on related subjects in its filings with the SEC. Accuride cannot assure you that its expectations, beliefs, or projections will result or be achieved or accomplished. In addition to other factors discussed in this report, some of the important factors that could cause actual results to differ materially from those discussed in the forward-looking statements include the following:

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

  •
  the 2002 accelerated purchases resulting from the new emission standards for Class 8 trucks that became effective October 1, 2002, may have a more negative effect on sales volume in the fourth quarter of 2002 and the first quarter of 2003 than currently anticipated;

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

Foreign Currency Risk

        Certain forecasted transactions, assets, and liabilities are exposed to foreign currency risk. Accuride monitors its foreign currency exposures to maximize the overall effectiveness of its foreign currency derivatives. The principal currency of exposure is the Canadian dollar. Forward foreign exchange contracts, designated as hedging instruments under SFAS 133, are used to offset the impact of the variability in exchange rates on our operations, cash flows, assets and liabilities. At September 30, 2002, Accuride had open foreign exchange forward contracts of $46.7 million. Foreign exchange forward contract maturities are from one to fifteen months. Management believes the use of foreign currency financial instruments reduces the risks that arise from doing business in international markets.

        However, Accuride's foreign currency derivative contracts provide only limited protection against currency risks. Factors that could impact the effectiveness of Accuride's currency risk management programs include accuracy of sales estimates, volatility of currency markets and the cost and availability of derivative instruments. The counterparties to the foreign exchange contracts are financial institutions with investment grade credit ratings. The use of forward contracts protects Accuride's cash flows against unfavorable movements in exchange rates, to the extent of the amount under contract. A 10% adverse change in currency exchange rates for the foreign currency derivatives held at September 30, 2002, would have an impact of approximately $4.6 million on the fair value of such instruments. This quantification of exposure to the market risk associated with foreign exchange financial instruments does not take into account the offsetting impact of changes in the fair value of Accuride's foreign denominated assets, liabilities and firm commitments.

Raw Material/Commodity Price Risk

        Accuride relies upon the supply of certain raw materials and commodities in its production processes and has entered into firm purchase commitments for steel and aluminum. The exposures associated with these commitments are primarily managed through the terms of the sales, supply, and procurement contracts. Additionally, Accuride uses commodity price swaps and futures contracts to manage the variability in certain commodity prices. Commodity price swap and futures contracts, not designated as hedging instruments under SFAS 133, are used to offset the impact of the variability in certain commodity prices on our operations and cash flows. At September 30, 2002, Accuride had open commodity price swaps and futures contracts of $0.7 million. These commodity price swaps and futures contracts had maturities from one to fifteen months. A 10% adverse change in commodity prices would have an impact of approximately $0.1 million on the fair value of these contracts. Accuride is exposed to credit related losses in the event of nonperformance by the counterparties to the commodity price swaps and futures contracts, although no such losses are expected as the primary counterparty is a financial institution having an investment grade credit rating.

Interest Rate Risk

        Accuride uses long-term debt as a primary source of capital in its business. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for its long-term fixed-rate debt and other types of long-term debt at September 30, 2002:

	2002	2003	2004	2005	2006	Thereafter	Total	Fair Value
	(Dollars in Thousands)
Long-term Debt:
Fixed						$189,900	$189,900	$121,536
Avg. Rate						9.25%	9.25%
Variable	$3,125	$4,125	$61,000	$56,404	$116,256	$47,000	$287,910	$256,567
Avg. Rate	5.38%	5.51%	5.58%	5.51%	5.79%	5.94%	5.71%

        Accuride is exposed to the variability of interest rates on its variable rate debt. Accuride has used an interest rate swap to alter interest rate exposures between fixed and variable rates on a portion of Accuride's long-term debt. As of September 30, 2002, an interest rate swap of $100.0 million was outstanding. Under the terms of the interest rate swap, Accuride agrees with the counterparty to exchange, at specified intervals, the difference between 4.78% and the variable rate interest amounts calculated by reference to the notional principal amount. The interest rate swap commenced in July 2001 and matures in July 2003. In November 2001, Accuride executed a forward-starting interest rate cap to set a ceiling on the maximum floating interest rate Accuride would incur on a portion of Accuride's long-term debt. As of September 30, 2002, $120.0 million notional amount was outstanding on the interest rate cap. Under the terms of the interest rate cap, Accuride is entitled to receive from the counterparty on a quarterly basis the amount, if any, by which the three-month Eurodollar interest rate exceeds 2.73%. The interest rate cap commenced in January 2002 and matures in January 2003. The interest rate swap and cap, not designated as hedging instruments under SFAS 133, are used to offset the impact of the variability in interest rates on portions of Accuride's variable rate debt. Accuride is exposed to credit related losses in the event of nonperformance by the counterparties to the interest rate swap and cap, although no such losses are expected as the counterparties are financial institutions having investment grade credit ratings.

Item 4. Controls and Procedures

        Within 90 days prior to the date of this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in timely alerting them to material information required to be included in our periodic SEC reports. Subsequent to the date of this evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        Neither Accuride nor any of its subsidiaries is a party to any material legal proceeding. However, Accuride from time-to-time is involved in ordinary routine litigation incidental to its business.

Item 2. Changes in Securities and Use of Proceeds

        During the thirteen weeks ended September 30, 2002, Accuride issued no common stock or options.

Item 6. Exhibits and Reports on Form 8-K

Exhibit No.	Description
99.1	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

  Reports on Form 8-K:

  No reports on Form 8-K have been filed during the three-month period ended September 30, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCURIDE CORPORATION
/s/ TERRENCE J. KEATING Terrence J. Keating President and Chief Executive Officer	Dated: November 12, 2002
/s/ JOHN R. MURPHY John R. Murphy Executive Vice President—Finance and Chief Financial Officer Principal Accounting Officer	Dated: November 12, 2002

CERTIFICATION

I, Terrence J. Keating, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Accuride Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ TERRENCE J. KEATING Terrence J. Keating President and Chief Executive Officer

CERTIFICATION

I, John R. Murphy, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Accuride Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ JOHN R. MURPHY John R. Murphy Executive Vice President—Finance and Chief Financial Officer