Form 10-K
period 2002-12-31
ACCURIDE CORP
filed 2003-03-21
CIK 817979

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from to

Commission File Number 333-50239

ACCURIDE CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	61-1109077
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

7140 Office Circle, Evansville, Indiana	47715
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:  (812) 962-5000

Securities registered pursuant to Section 12(b) of the Act:

“None”

Securities registered pursuant to Section 12(g) of the Act:

“None”

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

As of March 1, 2003, 24,796 shares of Accuride Corporation common stock, par value $.01 per share (the “Common Stock”) were outstanding.  The Common Stock is privately held and, to the knowledge of registrant, no shares have been sold in the past 60 days, therefore the Company cannot make a determination regarding the market value of the Common Stock held by non-affiliates.

DOCUMENTS INCORPORATED BY REFERENCE
None

ACCURIDE CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2002

PART I

Item 1.                                   Business

General

Accuride Corporation, a Delaware corporation (“Accuride” or the “Company”), manufactures and supplies wheels and rims (“Wheels”) for heavy and medium commercial vehicles.  We offer the broadest product line in the North American Wheel market for heavy and medium trucks, buses, vans (“Heavy/Medium Trucks”) and trailers (“Trailers”) and are the only North American manufacturer and supplier of both steel and forged aluminum Wheels for Heavy/Medium Trucks and Trailers (“Heavy/Medium Wheels”).

We sell Wheels primarily to Heavy/Medium Truck, Trailer and Light Truck (as defined) original equipment manufacturers (“OEMs”). Major customers include Ford Motor Company (“Ford”), Freightliner Corporation (“Freightliner”), General Motors Corporation (“General Motors”), Mack Trucks, Inc. (“Mack”), International Truck and Engine Corporation (“International”), Volvo Trucks North America (“Volvo”) and Paccar, Inc. (“Paccar”).  For over 10 years, our steel Wheels have been standard equipment at all North American Heavy/Medium Truck OEMs and at a number of North American Trailer OEMs. In addition, our steel Wheels are standard equipment at a majority of North America’s largest trucking fleets, including J.B. Hunt Transport Services, Ryder Truck Rental, Inc., WPS, Ruan Transportation Management Systems, and Schneider Specialized Carriers, Inc.  Our aluminum Wheels are standard equipment at Volvo, International, and Freightliner.  Approximately 23% of our sales are to Light Truck OEMs such as Ford and General Motors.

We serve the North American vehicle market, which can be divided into three categories: (i) Heavy/ Medium Trucks, (ii) Trailers and (iii) other vehicles such as light commercial trucks, pick-up trucks, sport utility vehicles and vans (“Light Trucks”).

Corporate History

Accuride and Accuride Canada Inc., a corporation formed under the laws of the province of Ontario, Canada and a wholly owned subsidiary of Accuride, were incorporated in November 1986 for the purpose of acquiring substantially all of the assets and assuming certain of the liabilities of Firestone Steel Products, a division of The Firestone Tire & Rubber Company. The respective acquisitions by the companies were consummated in December 1986. In 1988, the Company was purchased by Phelps Dodge Corporation (“Phelps Dodge”), the sole owner prior to the Recapitalization described below. See “The Recapitalization.” As used herein, the terms “Accuride”, “Company”, “we”, “us”, and “our” include subsidiaries and predecessors unless the context indicates otherwise.

The Recapitalization

On November 17, 1997, we entered into a stock subscription agreement with Hubcap Acquisition L.L.C. (“Hubcap Acquisition”) pursuant to which Hubcap Acquisition acquired control of the Company.  Hubcap Acquisition is a Delaware limited liability company whose members are KKR 1996 Fund L.P. and KKR Partners II, L.P., which are affiliates of Kohlberg Kravis Roberts & Co. L.P. (“KKR”).  The acquisition consisted of an equity investment in the Company (the “Equity Investment”) together with approximately $363.7 million of aggregate proceeds from certain financings described below (collectively, the “Financings”) which were collectively used to redeem shares of Common Stock of the Company (“Common Stock”) owned by Phelps Dodge (the “Redemption”) and obtain a non-competition agreement.  The Equity Investment, Financings, and Redemption are collectively referred to as the “Recapitalization.” Immediately after the closing of the Recapitalization, Hubcap Acquisition owned 90% of the Common Stock and Phelps Dodge owned 10% of the Common Stock. Shortly after the Recapitalization, we sold additional shares of Common Stock and granted options to purchase Common Stock to senior management of the Company representing, in the aggregate, approximately 10% of the fully diluted equity of the Company.  Phelps Dodge subsequently sold its remaining interest in Accuride to RSTW Partners III, L.P.

The Financings included (i) an aggregate of approximately $164.8 million of bank borrowings by the Company, including $135.0 million of borrowings under senior secured term loans (the “Term Loans”) and $29.8 million of borrowings under a $140.0 million senior secured revolving credit facility (the “Revolver” and, together with the Term Loans, the “Credit Facility”), and (ii) $200.0 million aggregate principal amount of private notes (“Private Notes”).  The Revolver is available for our working capital requirements and to facilitate future growth opportunities.  The Term Loans and Revolver were amended and restated effective July 27, 2001 as discussed in the Capital Resources and Liquidity section of Item 7.  The Private Notes were exchanged for public notes (“Exchange Notes”) which were registered under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to a registration statement on Form S-4 declared effective by the Securities and Exchange Commission (the “Commission”) on July 23, 1998.  The Exchange Notes evidence the same debt as the Private Notes (which they replace) and are entitled to the benefits of an indenture dated January 21, 1998 (the “Indenture”).  The Private Notes and the Exchange Notes are sometimes collectively referred to herein as the “Notes.”

Acquisitions

AKW L.P. AKW L.P., a Delaware limited partnership (“AKW”) was formed in 1997 as a 50-50 joint venture between Accuride and Kaiser Aluminum and Chemical Corporation (“Kaiser”) to design, manufacture, and sell heavy-duty forged aluminum Wheels.  On April 1, 1999, we acquired Kaiser’s 50% interest in AKW.  In connection with the acquisition, AKW and Kaiser amended and restated an existing lease agreement pursuant to which AKW leases certain property from Kaiser.  Total consideration paid to Kaiser for the 50% interest was approximately $71 million.  The acquisition was accounted for by the purchase method of accounting.

Accuride de Mexico.  On November 5, 1997, we invested $4.9 million for a 51% interest in Accuride de Mexico, S.A. de C.V. (“AdM”), a venture with Industria Automotriz, S.A. de C.V. (“IaSa”), Mexico’s only commercial vehicle Wheel manufacturer. On July 16, 1999, we acquired IaSa’s 49% interest in AdM, pursuant to the terms of a purchase agreement by and among the Company, IaSa and certain other parties. The acquisition gives us 100% control of AdM. Total consideration paid was $7.4 million, consisting of a $7.3 million cash payment to IaSa for its 49% interest and $0.1 million paid to other parties for fees and expenses.

Joint Venture

 In 1991, we entered into a joint venture with The Goodyear Tire and Rubber Company (“Goodyear”) to assemble Wheels and tires for International to strengthen our position in the worldwide Wheel industry.  Together with Goodyear, we formed AOT, Inc. (“AOT”) in June 1991 in order to assemble Wheels and tires for International near International’s truck assembly operation in Springfield, Ohio. Accuride and Goodyear each own 50% of AOT.  In April 1998, Assembly On Time Canada Inc. (which subsequently changed its name to AOT Canada Ltd) was created as a wholly owned subsidiary of AOT to expand the AOT operations for International at a new facility in Talbotville, Ontario, Canada.  In September 2002, International announced its plans to close its Canadian facility in Chatham during 2003. As a direct result, and with approval from International, it was determined that the AOT Talbotville facility be closed as well.  As a result of breaking a ten-year contract with AOT Canada Ltd in mid-contract, International agreed to sustain all costs of selling assets, paying closedown costs, and compensating AOT Canada Ltd for any losses incurred on disposal of the building and equipment.  A cash advance equal to estimated cost was paid by International to AOT Canada Ltd in December 2002.  This allowed AOT Canada Ltd to completely pay-off a loan held by the Royal Bank of Canada, and be reimbursed up-front for all anticipated costs; making the closedown a cash neutral transaction with no impact to earnings.  The AOT Talbotville facility ceased operations in January 2003.  We will continue to service International’s Chatham facility until its closure from our Springfield, Ohio facility.

Industry Overview

Currently, we believe the size of the steel and aluminum commercial vehicle Wheel industry for Heavy/Medium Trucks and Trailers in North America is approximately $0.4 billion annually, and we believe the size of the steel and aluminum Wheel industry for Light Trucks in North America is approximately $1.4 billion annually.  Wheels are produced for:

•  Heavy/Medium Trucks, which are over-the-road vehicles designed to carry over 10,000 pounds such as large multi-axle rigs, buses and moving trucks;

•  Trailers, which includes trailers and chassis; and

•  Light Trucks, which are vehicles designed to carry under 10,000 pounds such as pick-up trucks, walk-in delivery vans and sport utility vehicles.

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

Heavy/Medium Wheels and Light Truck Wheels.  Heavy/Medium Wheels range in diameter from 17.5” to 24.5”.  Purchasers of Heavy/Medium Wheels consist primarily of Heavy/Medium Truck OEMs such as Freightliner, Paccar, International, Mack, and Volvo, and Heavy/Medium Trailer OEMs such as Great Dane Limited Partnership (“Great Dane”), Utility Trailer Manufacturing Company (“Utility”) and Wabash National, Inc. (“Wabash”). The Heavy/Medium Wheel market is driven by the volume of Heavy/Medium Truck and Trailer manufacturing, which is tied to macroeconomic trends such as economic growth, fuel prices, interest rates, and insurance expense.

Light Truck Wheels typically range in diameter from 16” to 20”.  Purchasers of Light Truck Wheels consist primarily of Light Truck OEMs such as Ford, General Motors, and DaimlerChrysler. The Light Truck Wheel market is driven by the volume of production of Light Trucks as well as the trend toward the use of larger diameter Light Truck Wheels in smaller Light Trucks such as sport utility vehicles to improve styling and performance.

Steel and Aluminum Wheels.  Steel Wheels are more resistant to damage and hold a substantial price advantage over aluminum Wheels. Aluminum Wheels are generally lighter in weight, more readily stylized and approximately 3.5 times more expensive than steel Wheels. The growth of aluminum Heavy/Medium Wheel and Light Truck Wheel sales is driven by the increasing importance of the aesthetic aspect of Wheels, and, to a lesser extent, reduced vehicle weight.

Dual and Single Wheels.  Dual Wheels are used on Heavy/Medium Trucks, Trailers and Light Trucks. Dual Wheels may be mounted in tandem (i.e., side-by-side, two wheels on each end of an axle) or individually. Single Wheels are used on Light Trucks and passenger cars. We are the only producer of both dual and single steel Light Truck Wheels in North America.

Products and Services

We have the broadest product line in the North American Heavy/Medium Wheel industry. We also compete in the Light Truck Wheel market for larger (with diameters of 16” and over) steel Wheels for Light

Trucks.  We offer steel and aluminum Wheels for Heavy/Medium Trucks and Trailers, heavy-duty Wheels for the vocational vehicle industry and stylized steel Wheels for Light Trucks.  We are also developing Wheels for military applications.  We distribute products directly to OEMs and through independent distributors.

Customers

Our customers fall into four general categories: (i) Heavy/Medium Truck OEMs (which represented approximately 47% of our 2002 net sales); (ii) Trailer OEMs (which represented approximately 16% of our 2002 net sales); (iii) Light Truck OEMs (which represented approximately 23% of our 2002 net sales); and (iv) aftermarket distributors and others (which represented approximately 14% of our 2002 net sales). Our major customers include Freightliner, Volvo, Mack, International and Paccar, which are Heavy/Medium Truck OEMs; Great Dane, Utility, Wabash, and Stoughton Trailers, Inc., which are Trailer OEMs; and Ford, DaimlerChrysler and General Motors, which are Light Truck OEMs.  We derived approximately 19.2%, 16.6%, and 13.2% of our 2002 net sales from Freightliner, Ford, and International, respectively.  The loss of a significant portion of sales to any of these OEMs could have a negative impact on our business.  We also serve the aftermarket through a broad network of distributors.

Our design engineers work closely with our customers to support the vehicle system design. Established contacts with OEM engineers enable us to track industry trends, including new features and styles, and to ensure that new products meet changing requirements for new vehicle systems. For example, over the last few years, we have responded to and worked with customers to complete significant new development programs in the areas of full-contoured styled Light Truck steel Wheels and styled-aluminum Wheels.

In the Heavy/Medium Wheel industry, Wheels are designated as standard equipment by the OEM, although other Wheels may be selected by fleet managers as component parts for their fleets. Generally, OEMs will have one standard Wheel manufacturer for any given vehicle model. Because we are the only standard Steel Wheel manufacturer at all North American Heavy/Medium Truck OEMs, each Heavy/Medium Truck produced in North America will have our Wheels unless the end-purchaser of a particular Heavy/Medium Truck (or fleet of Heavy/Medium Trucks) specifically requests a Wheel produced by another supplier. Light Truck OEMs will ordinarily designate more than one Wheel option as standard for any particular vehicle model and one Wheel supplier to supply each option. Consequently, for any particular vehicle model, more than one supplier may have its Wheels designated as standard equipment. OEMs determine which of the standard Wheels to use on any one vehicle depending on factors such as marketing, consumer preference and cost. In some cases, an OEM will allow an end-consumer to select a Wheel option from the set of Wheels designated as standard. The process of being designated as a standard supplier of a particular Wheel generally takes more than two years from the time of initial design to first delivery. A potential supplier must first develop a Wheel design based on styling and engineering specifications provided by the OEM. After a comprehensive engineering and feasibility review, the OEM designates a specific supplier for a particular Wheel. The duration of the designation is dependent upon the life cycle of the vehicle model.  A supplier that designs, engineers, manufactures and conducts quality control testing is generally referred to as a “Tier I” supplier.  We are a Tier I supplier to most commercial vehicle manufacturers in North America and believe that our early involvement with the engineers from our customers affords us a competitive advantage.

Manufacturing

Continuous Productivity Improvement.  We have developed and implemented a cost reduction and productivity program to continuously improve our operations and to modernize, upgrade and automate our manufacturing facilities. Since 1998, we have invested over $140 million to improve our facilities, including selected use of robotics and other automation, connection of the automated component lines to the assembly lines, and improvement in product quality through upgrading of key processes. The success of this program is reflected in improvements in operating results, cost-reduction, capacity, product quality and plant safety. The majority of our recent expenditures targeted the Light Truck Steel Wheel production processes at the Ontario, Canada, facility, and continued expansion of tubeless heavy Aluminum Wheel production capacity at the Erie,

Pennsylvania, facility. We have budgeted approximately $22 million in 2003 for capital spending of which $10 million is for capacity expansion programs.  Management believes that its emphasis on low-cost manufacturing will continue to yield significant operational improvements, although no assurance of such improvements can be given.

Manufacturing Process.  Our Wheels are made using seven primary manufacturing processes: stamping, spin forming, roll forming, welding, coating/finishing, forging and machining. Our steel Wheel products are produced by spin forming or stamping of the disc, roll forming of the rim, welding, coating and finishing. Our forged aluminum Wheels are made using forging, heat treating, spinning, machining and polishing processes. The following describes the major processes we use to produce Wheels:

Stamping. We make discs for single Light Truck Wheels using stamping, which is the most cost-effective way to produce single steel discs because it requires the lowest cycle time per part of any available process.  Stamping allows for thinner gauge steel to be used to reduce weight without sacrificing strength.

Spin Forming. We make discs for dual Wheels by using spin forming, which produces discs with variable wall thickness, thus reducing weight and enhancing the strength-to-weight ratio of the Wheel. Spin forming also provides a high-quality product with low raw material usage and waste.

Roll Forming. We make Light and Heavy/Medium steel rims using roll forming (feeding coiled steel through equipment that forms it into a cylinder, welds it, then feeds it through rim rollers to shape the rim). We have developed an extensive roll forming expertise in the 40-plus years that we have used this process and believe that we have one of the industry’s highest quality yields for rim rolling.

Welding. We use an arc welding process to permanently join together the manufactured rims and discs for Light and Heavy/Medium steel Wheels.  The arc welding process is done after the rims and discs have been assembled and provides an efficient, high strength attachment method required to sustain Wheel service loads.  A resistance butt welding process is used to join the opposing ends of the formed cylinder prior to the rollforming operation during the manufacture of steel rims.  This rim butt welding process is the most cost effective metal joining technology for this application and provides a high quality, air tight seam required to maintain proper tire inflation pressure.

Coating/Finishing. We pre-treat all steel Wheels in zinc phosphate, then apply an electro-disposition coating (“E-coat”), which is an acrylic, cathodic, gray or white base coating that provides resistance to corrosion. Subsequently, some customers may choose to have us add a topcoat over the E-coat for further protection.

Forging. We make Heavy/Medium aluminum Wheels by using forging, in which an aluminum billet is compressed into a basic Wheel shape using high amounts of pressure and energy. Forgings are formed into their final shape using spinning (in the rim area) and by machining the entire contour to create final mounting dimensions and appearance.  Forgings can offer decisive performance advantages in heavy applications.

Machining.  We use machining processes at our Cuyahoga Falls, Ohio, and Erie, Pennsylvania, facilities to convert processed forgings into finished machined Wheels.  Capital investments during 2001 and 2002 expanded our machining capability. We believe that the control of the final machined finish is essential to meet customer appearance standards.

Supplier Relationships

Steel Suppliers.  We have secured favorable pricing from a number of different suppliers by negotiating high-volume contracts with terms ranging from 1 to 3 years. While we believe that our supply contracts can be renewed on acceptable terms, there can be no assurance that such agreements can be renewed on such terms or at all. However, we do not believe that we are overly dependent on long-term supply contracts for our steel requirements as we have alternative sources available if need requires.

Aluminum Suppliers.  We obtain aluminum through third-party suppliers.  We believe that aluminum is readily available from a variety of sources.  We use commodity price swaps to partially protect against changes in the market price of aluminum.  You should review our discussion of commodity price risk in Item 7A – Quantitative and Qualitative Disclosure about Market Risk.

Sales and Marketing

We have built our brand franchise with a targeted sales and marketing effort aimed at Heavy/Medium Truck OEMs, Trailer OEMs, Light Truck OEMs and independent distributors. We actively market to major end-users, including trucking fleets and dealers. We position our sales managers near major customers such as Ford and General Motors in Detroit, Michigan and Freightliner in Portland, Oregon. Additional field sales personnel are geographically located throughout North America to service other OEMs, independent distributors, trucking fleets and dealers. New emphasis is being placed on targeting end-users as we commercialize premium products and expand our aluminum product line. The majority of our core customers source their requirements either on annual contracts or standard sourcing contracts.

We have appointed independent distributors in every major market area in the United States, Canada, and Mexico. The majority of these distributors are members of the National Wheel and Rim Association and serve aftermarket needs and small OEMs that we do not service directly.  As a service to the aftermarket and small OEMs, we also provide order consolidation services from our warehouse in Taylor, Michigan.

Competition

We compete on the basis of price, delivery, quality, product line breadth and service.  Our competitive advantages include long standing customer relationships, broad product lines in steel and aluminum, high quality products and low manufacturing costs.  Due to the breadth of our product line, we compete with different companies in different markets.  Our principal competitor in the dual steel Heavy/Medium Wheel and single steel Light Truck Wheel markets is Hayes Lemmerz International, Inc. (“Hayes”).  Hayes has established a significant global presence and we believe Hayes is the market leader in the single steel Light Truck Wheel market and in the passenger car Wheel industry, which are more diversified markets than the other markets in which we compete. In the dual steel Light Truck Wheel industry, Accuride’s principal competitor is ArvinMeritor Automotive, Inc. (“Meritor”).  All of the dual Wheels sold by Meritor in North America are produced in either Brazil or Mexico. In the dual aluminum Heavy/Medium Wheel market, Accuride’s principal competitor is Alcoa, Inc. (“Alcoa”).  Alcoa does not produce steel Wheels.

Employees

As of January 31, 2003, we employed 1,643 individuals.  Facilities that are currently unionized include: London, Ontario, Canada; Erie, Pennsylvania; and Monterrey, Mexico.  Our Henderson, Kentucky facility was unionized for a portion of 2002.

On March 28, 2002, the Henderson labor dispute dating back to February 20, 1998 was brought to a close by the United Auto Workers International Union and its Local 2036. On that date the UAW disclaimed interest in representing the hourly employees at Accuride’s Henderson, Kentucky facility.  For the foreseeable future, the Henderson plant will continue using contract workers to operate the facility.

Bargaining unit employees in the Ontario, Canada, facility are represented by National Automobile, Aerospace, Transportation, and General Workers Union of Canada (“CAW”) Local #27 Unit #17. Accuride Canada Inc. and the CAW successfully concluded early labor contract negotiations on November 30, 2002. The new three-year contract runs concurrent with the existing contract and expires on March 12, 2006.

Hourly employees at the Erie, Pennsylvania, facility are represented by the UAW Local # 1186.  The existing contract was implemented in August 1998 and expires in August 2003.

The Monterrey, Mexico, hourly employees are represented by “Federación Nacional de Sindicatos Independientes”, which is a non-politically affiliated union. The current contract has been in place since November 1997 and is subject to renegotiation on an annual basis. The annual expiration date is January 31st.  On January 14, 2003 the parties reached agreement on the new contract, which was subsequently ratified by the membership.

Research and Development

The Research and Development (“R&D”) department is composed of 29 employees, 18 of whom are degreed engineers (nine with advanced degrees).  The objectives of the R&D department are to design and develop new products, provide technical support and service to customers and to investigate and develop new process technology.  Over the last few years, we have completed significant new product and process development programs in the areas of full-faced styled steel Wheels, high strength, low alloy Wheels (“HSLA”), new forged aluminum Wheel designs, Wheels for military applications, cast aluminum Wheels for Heavy/Medium Truck applications in North America, and cladded wheels for Light Truck applications. Company-sponsored R&D costs for fiscal years 2002, 2001, and 2000 were approximately $5.3 million, $5.3 million and $6.3 million, respectively.  These costs were expensed and included in general and administration expenses during the period incurred.

International Sales

Sales to customers outside of the United States are considered international sales by the Company.  International sales in 2002 were $ 73.0 million, or 21.0% of our 2002 sales volume.  For additional information, see footnote 14 to the “Notes to Consolidated Financial Statements” included herein.

Patents and Trademarks

We maintain an intellectual property estate, including patents and extensive proprietary knowledge of products and systems.  We currently hold 11 patents related to Wheel technology and a further 6 patents are pending.  We have applied for federal and international trademark protection for numerous marks.  We do not rely on, and are not dependent on, patent ownership for our competitive position.  Were any or all patents held to be invalid, management believes the Company would not suffer significant damage.  However, we do actively pursue patents on our new technology.

Backlog

Our production is based on firm customer orders and estimated future demand.  Since firm orders generally do not extend beyond 15-45 days and we generally meet all requirements, backlog volume is generally not significant.

Cyclical and Seasonal Industry

The Heavy/Medium Wheel and Light Wheel industries are highly cyclical and, in large part, depend on the overall strength of the demand for Heavy/Medium Trucks, Trailers, and Light Trucks.  These industries have historically experienced significant fluctuations in demand based on factors such as general economic conditions, interest rates, government regulations, and consumer confidence.  Since mid-2000, the industry has been in a severe downturn.  This significant decrease in overall consumer demand for Heavy/Medium Trucks, Trailers, and/or Light Trucks continues to have a negative impact on Accuride’s business.  In addition, Accuride’s operations are typically seasonal as a result of regular customer maintenance and model changeover shutdowns, which typically occur in the third and fourth quarter of each calendar year.  This seasonality may result in decreased net sales and profitability during the third and fourth fiscal quarters of each calendar year.

Environmental Matters

Our operations are subject to various federal, state and local requirements, including environmental laws.  Under certain environmental laws, a current or previous owner or operator of property may be liable for removal or remediation costs of certain hazardous substances or petroleum products on, under or in such property, without regard to whether the owner or operator knew of, or caused, the presence of the contaminants, and regardless of whether the practices that resulted in the contamination were legal at the time they occurred. The presence of, or failure to remediate such substances properly, may adversely affect the ability to sell or rent such property or to borrow using such property as collateral. Persons who generate, arrange for the disposal or treatment of, or dispose of hazardous substances may be liable for the costs of investigation, remediation or removal of such hazardous substances at or from the disposal storage or treatment facility, regardless of whether such facility is owned or operated by such person. Additionally, the owner of a site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site. Compliance with environmental laws, stricter interpretations of or amendments to any such laws, or more vigorous enforcement policies by regulatory agencies with respect to any of them may require material expenditures by the Company.  There can be no assurance that future regulations will not require us to modify our facilities to meet revised requirements of environmental laws.

The nature of our current and former operations and the history of industrial uses at our facilities expose us to the risk of liabilities or claims with respect to environmental and worker health and safety matters that could have a material adverse effect on our business.  Phelps Dodge has indemnified us with respect to environmental liabilities at the Henderson, Kentucky, facility and the Ontario, Canada, facility. Kaiser has indemnified us with respect to environmental liabilities at the Erie, Pennsylvania, facilities except (i) we are solely responsible for claims, losses and liabilities that are caused by or arise from any action in connection with the conduct of our business, (ii) Kaiser and Accuride will be responsible for their appropriate share of such claims, losses and liabilities associated with contamination due to the failure of Accuride to maintain the pits at the Erie, Pennsylvania, facility which contain hydraulic presses, (iii) Kaiser and Accuride will be responsible for their appropriate share of such claims, losses and liabilities that arise from both the actions of Kaiser and Accuride, the conduct of the business by either of them and (iv) to the extent that any fines or penalties assessed or threatened against Accuride during the period in which Kaiser is implementing an environmental compliance plan at the Erie, Pennsylvania, facility exceed $1,000,000.  On February 12, 2002, Kaiser filed a voluntary petition in the United States Bankruptcy Court for the District of Delaware for reorganization under Chapter 11 of the United States Bankruptcy Code, which could limit our ability to pursue indemnification claims, if necessary, from Kaiser.

Item 2.                                   Properties

We operate six manufacturing facilities in North America. We own manufacturing facilities in Henderson, Kentucky; Monterrey, Mexico; and London, Ontario, Canada.  We also lease facilities in Erie, Pennsylvania and Cuyahoga Falls, Ohio, a distribution warehouse in Taylor, Michigan, a sales office in Northville, Michigan (a city in the greater Detroit area), and an office building in Evansville, Indiana. Through AOT, our joint venture with Goodyear, we operate a facility in Springfield, Ohio and until recently, a facility in Talbotville, Ontario, Canada .  The facility in Talbotville was sold in December of 2002. We believe our plants are adequate and suitable for the manufacturing of products for the markets in which we sell. In 2002, the London, Ontario facility operated near capacity while the other plants operated well below capacity due to reduced OEM production schedules for Heavy/Medium Trucks.

Our corporate, manufacturing, sales, warehouse, and research facilities are as follows:

Location	Square Feet	Use	Owned/ Leased
London, Ontario, Canada	536,259	Heavy/Medium Steel Wheels; steel Light Truck Wheels	Owned
Henderson, Kentucky	364,365	R&D; Heavy/Medium Steel Wheels	Owned
Taylor, Michigan(a)	75,000	Warehouse	Leased
Springfield, Ohio(b)	136,000	Wheel and tire assemblies for International	Owned
Erie, Pennsylvania(c)	421,229	Aluminum Wheels forging and machining	Leased
Cuyahoga Falls, Ohio(d)	131,700	Aluminum Wheels machining and polishing	Leased
Columbia, Tennessee(e)	340,000	Steel Light Truck Wheels	Owned
Monterrey, Mexico	262,000	Light/Medium/Heavy Steel Wheels	Owned
Evansville, Indiana(f)	37,229	Corporate headquarters of the Company	Leased
Northville, Michigan(g)	4,334	Sales Office	Leased

a)                                      The warehouse is leased from The Package Company under a ten year lease at the rate of $22,882 per month.  The lease expires in 2009.

b)                                     Owned by AOT, the joint venture with Goodyear.

c)                                      The building is leased by AKW under a ten-year lease from Kaiser at the rate of $1.00 per year. The initial term of the lease expires in 2007.

d)                                     The building is leased by AKW from Sarum Management.  The building lease was renewed in June 2001 with monthly lease payments of $32,245 through June 30, 2002 and $34,208 thereafter.  The lease expires in June 2003, with an option to renew.

e)                                      Accuride closed this facility in 2002.  The facility is currently for sale.

f)                                        The building is leased from Woodward, LLC under a ten-year lease at the rate of $41,106 per month for the first 60 months of the lease and $45,232 per month thereafter.  The lease expires in 2009.

g)                                     The building is leased from Northwood Corporate Park, LP under a five-year lease that began December 1, 1997.  The lease was extended for another five-year period in February 2002 and the current rate is $7,179 per month.

The address of the Company’s principal executive office is 7140 Office Circle, Evansville, Indiana 47715, and the Company’s phone number is (812) 962-5000.

Item 3.                                   Legal Proceedings

We are subject to claims against us and we make claims against others in the ordinary course of our business.  We do not believe that there are any pending or threatened legal proceedings that, if adversely determined, could have a material adverse effect on the Company.

Item 4.                                   Submissions of Matters to a Vote of Security Holders

None.

Part II

Item 5.                                   Market for Registrant’s Common Equity and Related Stockholder Matters

Our Common Stock is privately held and not listed for trading on any public market.  As of March 1, 2003, there were approximately 46 record holders of our Common Stock.

DIVIDEND POLICY

We have not declared or paid cash dividends on our Common Stock.  We currently intend to retain any future earnings to pay down debt and finance the growth and development of our business and therefore do not anticipate paying any cash dividends in the foreseeable future.  Any future determination to pay cash dividends will be made by our Board of Directors in light of our earnings, financial position, capital requirements and such other factors as the Board of Directors deems relevant.  The payment of dividends is restricted under the terms of the Credit Facility and the Indenture.  See “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity.”

STOCK OPTION AND PURCHASE PLAN

Effective January 21, 1998, we adopted the 1998 Stock Purchase and Option Plan for key employees of Accuride Corporation and subsidiaries (the “1998 Plan”).  The 1998 Plan permits the issuance of common stock and the grant of non-qualified stock options to purchase shares of common stock.

The following table gives information about equity awards under our 1998 Plan:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans Approved by security holders(1)	2,369	$2,851.00	82

Equity compensation plans not approved by security holders	—	—	—

RECENT SALES OF UNREGISTERED SECURITIES

We did not issue any shares of our Common Stock during 2002.  In April 2002, pursuant to our October 2001 offer to eligible employees to exchange certain performance options with an exercise price of $5,000 per share or more, we granted new time options to purchase an aggregate of 217.1 shares of Common

Stock under the 1998 Stock Purchase and Option Plan (the “Option Plan”).  In addition, in June 2002, we issued additional time options under the Option Plan to members of management to purchase 1,407 shares of Common Stock.  Both the April and June issuances have a per share exercise price of $1,750 and vest ratably over a four-year period.  Exemption from registration under the Securities Act was based on the grounds that the issuance was offered and sold pursuant to a compensatory benefit plan within the meaning of Rule 701 of the Securities Act.

Item 6.                                   Selected Consolidated Financial Data

The following financial data is an integral part of, and should be read in conjunction with the “Consolidated Financial Statements” and notes thereto.  Information concerning significant trends in the financial condition and results of operations is contained in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Selected Historical Operations Data (In thousands)

	Fiscal Year Ended December 31,
	2002	2001	2000	1999	1998

Operating Data:
Net sales(a)	$345,549	$332,071	$475,804	$505,854	$383,583
Gross profit(a)(b)	61,096	36,334	82,572	115,078	82,554
Operating expenses(c)	25,793	33,538	32,849	33,493	34,034
Income from operations(b)	35,303	2,796	49,723	81,585	48,520
Operating income margin(d)	10.2%	0.8%	10.5%	16.1%	12.6%
Interest income (expense), net	(42,017)	(40,199)	(38,742)	(38,988)	(32,311)
Equity in earnings of affiliates(e)	182	250	455	2,316	3,929
Other income (expense), net(f)	1,430	(9,837)	(6,157)	(1,081)	(2,904)
Net income (loss)	(10,941)	(33,154)	2,513	25,331	7,951
Other Data:
Adjusted EBITDA(g)	$68,549	$40,978	$89,345	$111,682	$88,160
Adjusted EBITDA margin(h)	19.8%	12.3%	18.8%	22.1%	23.0%
Net cash provided by (used in):
Operating activities	15,307	1,359	66,343	86,835	22,662
Investing activities	(19,766)	(18,405)	(51,688)	(124,324)	(44,669)
Financing activities	(1,983)	26,238	(8,632)	66,511	18,060
Cash interest expense(i)	39,804	39,365	38,275	37,841	31,450
Depreciation and amortization(j)	30,740	35,611	32,279	29,784	24,926
Capital expenditures	19,316	17,705	50,420	44,507	46,579
Balance Sheet Data (end of period):
Cash and cash equivalents	$41,266	$47,708	$38,516	$32,493	$3,471
Working capital(k)	17,587	(5,136)	12,977	40,492	49,628
Total assets	515,167	498,223	515,271	525,772	404,925
Total debt	474,155	476,550	448,886	460,561	393,200
Stockholders’ equity (deficiency)	(53,249)	(62,354)	(29,200)	(32,131)	(58,096)

(a)          Results of operations for the year ended December 31, 1999 are based on the Company’s 50% ownership of AKW through March 31, 1999 and 100% ownership of AKW since April 1, 1999.  Net sales and gross profit for aluminum wheels for the 9-month period from April 1, 1999 through December 31, 1999 were $76.1 million and $22.1 million, respectively.

(b)         Gross profit and income from operations for 1998 reflect $3.9 million of costs incurred in connection with the strike in 1998 at the Company’s facility in Henderson, Kentucky, and $1.1 million of restructuring charges related to Accuride Canada, Inc.  Gross profit and income from operations for 1999 reflect a reduction to cost of $3.0 million related to the favorable AKW recall adjustment.  Gross profit for 2000 reflects $5.0 million of costs related to integration and restructuring charges at our Monterrey, Mexico, facility, and $0.2 million of cost related to restructuring charges related to our other facilities.  Gross profit for 2001 reflects $2.7 million of charges related to the closure of the Columbia, Tennessee, facility, $1.6 million of restructuring charges related to our other facilities, and a $2.6 million charge for impaired assets at the Monterrey, Mexico, facility.  Gross profit for 2002 reflects $0.9 million of costs related to a reduction in employee workforce, $0.4 million of costs related to non-cash pension curtailment expenses associated with the recently resolved labor dispute in the Henderson, Kentucky, facility, plus $1.1 million of costs related to the consolidation of light wheel production.

(c)          Operating expenses include selling, general and administrative plus (i) $3.3 million of start-up costs related to the Columbia, Tennessee, facility incurred during 1998, (ii) $1.9 million of management retention bonuses reimbursed by Phelps Dodge in 1998, and (iii) $2.2 million of Recapitalization professional fees recorded in 1998.

(d)         Represents operating income as a percentage of sales.

(e)          Equity in earnings of affiliates includes Accuride’s income from (i) AKW, through March 31, 1999, and (ii) AOT, which provides Wheel/tire assembly services.

(f)            Other income (expense), net consists primarily of realized and unrealized gains and losses related to the change in market value of our currency, commodity, and interest rate derivative instruments.

(g)         Adjusted EBITDA for 2002 represents income from operations plus depreciation, plus equity in earnings of affiliates, plus (i) $1.2 million of costs related to a reduction in employee workforce, (ii) $0.4 million of costs related to non-cash pension curtailment expenses associated with the recently resolved labor dispute in the Henderson, Kentucky, facility, plus (iii) $1.1 million of costs related to the consolidation of light wheel production, and (iv) $2.1 million of other non-recurring costs.

Adjusted EBITDA for 2001 represents income from operations plus depreciation and amortization, net of $2.2 million in amortization of deferred financing costs, plus equity in earnings of affiliates, plus (i) $2.7 million of charges related to the closure of the Columbia, Tennessee, facility, (ii) $1.6 million of restructuring charges related to our other facilities, and (iii) $0.2 million of charges related to the Amended and Restated Credit Agreement entered into on July 27, 2001, see “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Adjusted EBITDA is not intended to represent cash flows from operations as defined by generally accepted accounting principles (“GAAP”) and should not be considered as an alternative to net income as an indicator of the Company’s operating performance or to cash flows as a measure of liquidity. We have included information concerning Adjusted EBITDA in this Form 10-K because it is used by certain investors as a measure of the ability of a company to service or incur indebtedness and because it is a financial measure commonly used in our industry.  Additionally, Adjusted EBITDA is included in this Annual Report as it is a basis upon which the Company assesses its financial performance, incentive compensation, and certain covenants in the Company’s borrowing arrangements are tied to similar measures.

While Adjusted EBITDA is frequently used as a measure of operating results and the ability to satisfy debt service requirements, it is not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculations.  The following table is a reconciliation of operating income, as reflected in the consolidated statements of operations, to Adjusted EBITDA:

	2002	2001	2000	1999	1998
Income from operations	35,303	2,796	49,723	81,585	48,520
Equity in earnings of affiliates	182	250	455	2,316	3,929
Depreciation and amortization (net of amortization of deferred financing costs)	28,213	33,416	29,988	27,838	23,178
Other adjustments	4,851	4,516	9,179	(57)	12,533

Adjusted EBITDA	68,549	40,978	89,345	111,682	88,160

(h)         Represents Adjusted EBITDA as a percentage of net sales.

(i)             Cash interest expense represents interest expense exclusive of  $2.5 million, $2.2 million, $2.3 million, $1.9 million and $1.7 million amortization of deferred financing costs for the years ended December 31, 2002, December 31, 2001, December 31 2000, December 31, 1999, and December 31, 1998, respectively.

(j)             Effective January 1, 2002, Accuride adopted Statements of Financial Accounting Standard (“SFAS”) No. 142, “Accounting for Goodwill and Other Intangible Assets”.  As such, Accuride no longer amortizes goodwill, but instead tests for impairment at least annually.

(k)          Working capital represents current assets less cash and current liabilities.

Item 7.                                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion should be read in conjunction with the “Selected Consolidated Financial Data” and the Company’s Consolidated Financial Statements and the notes thereto, all included elsewhere herein.  The information set forth in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements that involve risks and uncertainties. Many factors could cause actual results to differ materially from those contained in the forward-looking statements below.  See “Factors That May Affect Future Results.”

Critical Accounting Policies and Estimates

Our consolidated financial statements and accompanying notes have been prepared in accordance with generally accepted accounting principles applied on a consistent basis.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses during the reporting periods.

We continually evaluate our accounting policies and estimates we use to prepare the consolidated financial statements.  In general, management’s estimates are based on historical experience, on information from third party professionals and on various other assumptions that are believed to be reasonable under the facts and circumstances.  Actual results could differ from those estimates made by management.

We believe our critical accounting policies and estimates, as reviewed and discussed with the Audit Committee of the Board of Directors, include accounting for impairment of long-lived assets, goodwill, pensions, and taxes.

Impairment of Long-lived Asset- We evaluate long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  In performing the review of recoverability, we estimate future cash flows expected to result from the use of the asset and its eventual disposition.  The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management’s subjective judgements.  The time periods for estimating future cash flows is often lengthy, which increases the sensitivity to assumptions made.  Depending on the assumptions and estimates used, the estimated future cash flows projected in the evaluation of long-lived assets can vary within a wide range of outcomes.  We consider the likelihood of possible outcomes in determining the best estimate of future cash flows.

Accounting for Goodwill- Since the adoption of Statement of Financial Accounting Standards (SFAS) No. 142 on January 1, 2002, we no longer amortize goodwill but instead test annually for impairment.  SFAS 142 requires that goodwill be tested annually.  If the carrying value of goodwill exceeds its fair value, an impairment loss must be recognized.  A present value technique is often the best available technique with which to estimate the fair value of a group of assets.  The use of a present value technique requires the use of estimates of future cash flows.  These cash flow estimates incorporate assumptions that marketplace participants would use in their estimates of fair value as well as our own assumptions.  These cash flow estimates are based on reasonable and supportable assumptions and consider all available evidence.  However, there is inherent uncertainty in estimates of future cash flows and termination values.  As such, several different terminal values were used in our calculations and the likelihood of possible outcomes was considered.

Pensions- We account for our defined benefit pension plans in accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” which requires that amounts recognized in financial statements be determined on an actuarial basis.  As permitted by SFAS No. 87, we use a smoothed value of plan assets (which is further described below).  SFAS No. 87 requires that the effects of the performance of the pension plan’s assets and changes in pension liability discount rates on our computation of pension income (cost) be amortized over future periods.

The most significant element in determining our pension income (cost) in accordance with SFAS No. 87 is the expected return on plan assets.  In 2002, we assumed that the expected long-term rate of return on plan assets would be 9.0%.  The assumed long-term rate of return on assets is applied to a calculated value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over five years.  This produces the expected return on plan assets that is included in pension income (cost).  The difference between this expected return and the actual return on plan assets is deferred.  The net deferral of past asset gains (losses) affects the calculated value of plan assets and, ultimately, future pension income (cost). Over the long term, our pension plan assets have earned in excess of 9%. However, the plan assets have lost an average of 9% per year during the last two years.  Should this trend continue, we would be required to reconsider our assumed expected rate of return on plan assets.  If we were to lower this rate, future pension cost would increase.

At the end of each year, we determine the discount rate to be used to calculate the present value of plan liabilities.  The discount rate is an estimate of the current interest rate at which the pension liabilities could be effectively settled at the end of the year.  In estimating this rate, we look to rates of return on high-quality, fixed-income investments that receive one of the two highest ratings given by a recognized ratings agency.  At December 31, 2002, we determined this rate to be 6.5%, a decrease of 50 basis points from the rate used at December 31, 2001.  Changes in discount rates over the past three years have not materially affected pension income (cost), and the net effect of changes in the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, have been deferred, in accordance with SFAS No. 87.

The significant declines in the financial markets over the past two years coupled with the decline in interest rates have caused our accumulated pension obligation to exceed the fair value of the related plan assets.  As a result, in 2002 we recorded an increase to our accrued pension liability and a non-cash charge to equity of approximately $7.8 million after-tax.  This charge may be reversed in future periods if market conditions improve or interest rates rise.

For the year ended December 31, 2002, we recognized consolidated pretax pension cost of $2.0 million, up from $1.8 million in 2001.  We currently expect that the consolidated pension cost for 2003 will not be materially different from 2002.  Our required minimum amount of 2003 contributions will not exceed actual contributions made in 2002.  However, we may elect to increase the level of contributions in 2003 over 2002 levels based on a number of factors, including performance of pension investments, changes in interest rates, and changes in workforce compensation.

Taxes- Management judgement is required in developing our provision for income taxes, including the determination of deferred tax assets, liabilities and any valuation allowances recorded against the deferred tax assets.  The Company evaluates quarterly the realizability of its net deferred tax assets by assessing its valuation allowance and adjusting the amount of such allowance, if necessary.  The factors used to assess the likelihood of realization are our forecast of future taxable income and the availability of tax planning strategies that can be implemented to realize the net deferred tax assets.  Failure to achieve forecasted taxable income might affect the ultimate realization of the net deferred tax assets.  Factors that may affect the Company’s ability to achieve sufficient forecasted taxable income include, but are not limited to, the following:  increased competition, a decline in sales or margins, or loss of market share.

At December 31, 2002, we had net deferred tax assets of $24.9 million.  Although realization of our net deferred tax assets is not certain, management has concluded the Company will more likely than not realize the full benefit of the deferred tax assets.  Additionally, this amount includes an increase in deferred tax assets of $11.7 million and a decrease in deferred tax liabilities of $15.4 million related to additional tax basis which management has determined will more likely than not be fully realizable.  This amount recorded during 2002, totaling $27.1 million, was recognized in additional paid-in capital.

During 2002, a temporary incentive was added to the Internal Revenue Code to extend the carryback period for net operating losses from 3 years to 5 years for fiscal years ending in 2001 and 2002.  We will elect to carry back our 2002 net taxable loss to the 1998 short tax year immediately preceding the Recapitalization.  The carryback claim is expected to result in a cash refund of approximately $7.8 million.  Our previous owner did not pay regular income tax in 1998, but did incur alternative minimum tax.  Accordingly, the $7.8 million refund reflects 20% of the alternative minimum tax net operating loss that will be carried back and has been reflected as a current tax benefit.  The regular net operating loss generated in the current year will not result in a future tax benefit.  Approximately $7.8 million of tax expense has been recorded to reflect the regular net operating loss carried back to 1998.  Additionally, $5.9 million of foreign tax credits will be generated by the carryback, which the company does not expect to realize in the future.  As such, a valuation allowance has been recorded for the amount of this foreign tax credit carryforward.  Management has determined the current benefit to be received from the carryback claim exceeds the present value of the regular net operating losses had they been carried forward, based on current forecasts of future taxable income and existing tax laws related to the recognition of net operating losses.

Recent Developments

New Accounting Pronouncements- New accounting standards which could impact us include SFAS No. 145, Rescission of FASB Statements No. 4,44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-Amendment of FASB Statement No. 123.

SFAS 145 - On April 30, 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”.  The statement is intended to update, clarify and simplify existing accounting pronouncements.  Management does not believe this statement will have a material effect on its consolidated financial statements.

SFAS 146 - On July 30, 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”.  The statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002.  Management does not believe this statement will have a material effect on its consolidated financial statements.

SFAS 148 - On December 31, 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation- Transition and Disclosure.  This statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation” and provides alternative methods of transition for a voluntary change to the fair value based methods of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  Management is still evaluating the full effect of this new accounting standard on the financial statements.

Results of Operations

Comparison of Fiscal Years 2002 and 2001

The following table sets forth certain income statement information of Accuride for the fiscal years ended December 31, 2002 and December 31, 2001:

(Dollars in thousands)	Fiscal 2002		Fiscal 2001

Net sales	$345,549	100.0%	$332,071	100.0%
Gross profit	61,096	17.7%	36,334	10.9%
Operating expenses	25,793	7.5%	33,538	10.1%
Income from operations	35,303	10.2%	2,796	0.8%
Equity in earnings of affiliates	182	0.1%	250	0.1%
Other income (expense)	(40,587)	(11.7)%	(50,036)	(15.1)%
Net income (loss)	(10,941)	(3.2)%	(33,154)	(10.0)%
Other Data:
Adjusted EBITDA	68,549	19.8%	40,978	12.3%

Net Sales.  Net sales increased by $13.4 million, or 4.0%, in 2002 to $345.5 million, compared to $332.1 million for 2001. The $13.4 million increase in net sales is primarily due to the increased sales volume of aluminum wheels related to improved market penetration and an increase in industry commercial vehicle builds.  The increase in industry commercial vehicle builds was partly driven by accelerated purchases ahead of the new emission compliance deadline in October of 2002.  These increases were partially offset by the discontinuance of a certain light wheel program and weak market demand in the trailer market and aftermarket.  We expect 2003 sales levels to approximate 2002.

Gross Profit.  Gross profit increased by $24.8 million, or 68.3%, to $61.1 million for 2002 from $36.3 million for 2001.  Gross profit as a percentage of sales improved to 17.7% compared to 10.9% for the year ended December 31, 2001.  The principal causes for the improvement in our gross profit are increased aluminum sales volume and increased absorption of fixed costs, strong operational performance at all sites driven by improved material pricing and utilization, and cost reductions related to operational efficiencies.  In addition, there was a non-recurring $2.7 million reserve related to the closure of our Columbia, Tennessee, facility in 2001.

Operating Expenses.  Operating expenses decreased by $7.7 million, or 23.0%, to $25.8 million for 2002 from $33.5 million for 2001.  $4.2 million of the decrease relates to an accounting change taking effect on January 1, 2002, which eliminated the amortization of goodwill.  In addition, there was a reduction in legal accruals due to favorable resolutions of certain legal matters.

Equity in Earnings of Affiliates.  Equity in earnings of affiliates remained relatively constant, decreasing by approximately $0.1 million to $0.2 million for 2002 from $0.3 million for 2001.

Other Income (Expense).  Net interest expense increased to $42.0 million for 2002 compared to $40.2 million for 2001 primarily due to realized losses on a terminated interest rate swap in 2002.  Other income for 2002 was $1.4 million compared to other expense of $9.8 million in 2001.  The $11.2 million improvement in other income (expense), net is primarily the result of fluctuations in foreign currency exchange rates favorably impacting our foreign currency derivative instruments.  In addition, we had an unrealized gain of $3.2 million on our interest rate swap in 2002 versus a $3.2 million unrealized loss on our interest rate swap in 2001.

Adjusted EBITDA.  Adjusted EBITDA (See Item 6 – Selected Consolidated Financial Data) increased by $27.5 million, or 67.1%, to $68.5 million for 2002 from $41.0 million for 2001 due to higher sales volume, gross profit, and lower operating expenses as described above.  In determining Adjusted EBITDA for 2002, income from operations has been increased by depreciation, equity earnings of affiliates, $1.2 million of costs related to a reduction in employee workforce, $0.4 million of costs related to non-cash pension curtailment expenses associated with the recently resolved labor dispute in the Henderson, Kentucky, facility, $1.1 million of costs related to the consolidation of light wheel production, and $2.1 million of other non-recurring costs.  $2.3 million of the above items affected gross profit while $2.5 related to selling, general, and administrative expenses.  In determining Adjusted EBITDA for 2001, income from operations has been increased by depreciation and amortization (except for amortization of deferred financing costs), equity earnings of affiliates, $2.7 million of charges related to the closure of the Columbia, Tennessee, facility, $1.6 million of restructuring charges related to our other facilities, and $0.2 million of charges related to the Amended and Restated Credit Agreement entered into on July 27, 2001.  $4.2 million of the above items affected gross profit while $0.3 related to selling, general, and administrative expenses.

Net Income (Loss).  Accuride had a net loss of $10.9 million for the year ended December 31, 2002 compared to net loss of $33.2 million for the year ended December 31, 2001 due to higher pretax earnings as described above, partially offset by a higher effective tax rate.  The higher effective tax rate is primarily attributable to an increase in our valuation allowance to reduce a deferred tax asset which the Company does not expect to fully utilize.

Comparison of Fiscal Years 2001 and 2000

The following table sets forth certain income statement information of Accuride for the fiscal years ended December 31, 2001 and December 31, 2000:

(Dollars in thousands)	Fiscal 2001		Fiscal 2000

Net sales	$332,071	100.0%	$475,804	100.0%
Gross profit	36,334	10.9%	82,572	17.4%
Operating expenses	33,538	10.1%	32,849	6.9%
Income from operations	2,796	0.8%	49,723	10.5%
Equity in earnings of affiliates	250	0.1%	455	0.1%
Other income (expense)	(50,036)	(15.1)%	(44,899)	(9.4)%
Net income (loss)	(33,154)	(10.0)%	2,513	0.5%
Other Data:
Adjusted EBITDA	40,978	12.3%	89,345	18.8%

Net Sales.  Net sales decreased by $143.7 million, or 30.2%, in 2001 to $332.1 million, compared to $475.8 million for 2000. The decrease in net sales is primarily attributable to the significant cyclical downturn of the entire Heavy/Medium commercial vehicle market.  The cyclicality of this market is affected by a number of economic factors including inventory levels, interest rates, industrial production, fuel prices, and general economic demand for consumer goods.  During 2001, the severe industry downturn caused most of our OEM customers to significantly cut back production levels.  This reduction, coupled with continued softness in the aftermarket, significantly affected Accuride’s sales volumes.

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

Adjusted EBITDA.  Adjusted EBITDA (See Item 6 – Selected Consolidated Financial Data) decreased by $48.3 million, or 54.1%, to $41.0 million for 2001 from $89.3 million for 2000 due to lower gross profit as described above.  In determining Adjusted EBITDA for 2001, income from operations has been increased by depreciation and amortization (except for amortization of deferred financing costs), equity earnings of affiliates, $2.7 million of charges related to the closure of the Columbia, Tennessee, facility, $1.6 million of restructuring charges related to our other facilities, and $0.2 million of charges related to the Amended and Restated Credit Agreement entered into on July 27, 2001.  In determining Adjusted EBITDA for 2000, income from operations has been increased by depreciation and amortization (except for amortization of deferred financing costs), equity in earnings of affiliates, $3.2 million of costs related to aborted merger and acquisition activities, $5.4 million for restructuring and integration costs related to operations in Monterrey, Mexico, and $0.6 million for restructuring costs in the United States.

 Net Income (Loss).  Accuride had a net loss of $33.2 million for the year ended December 31, 2001 compared to net income of $2.5 million for the year ended December 31, 2000 due to lower pretax earnings as described above.

Effects of Inflation.

The effects of inflation were not considered material during fiscal years 2002, 2001 or 2000.

Capital Resources and Liquidity

Accuride’s primary sources of liquidity are cash flows from operations and borrowings under the Revolver.  Primary uses of cash are funding working capital, capital expenditures and debt service.

We believe our cash on hand, remaining availability under our credit facility and positive cash flows from operations will provide us with sufficient liquidity throughout 2003.  Our continuing liquidity, however, is contingent upon future operating performance, cash flows, and our ability to continue to meet financial covenants in our credit facilities.

As of December 31, 2002, we had cash and short-term investments of $41.3 million compared to $47.7 million as of December 31, 2001.  Cash provided from operating activities of $15.3 million and financing activities of $10.5 million were used to fund the investing activities of $19.8 million and a $12.5 million repayment of debt.  Net financing activities include $10.0 million borrowed against the Revolver and

$0.5 million of proceeds from stock subscriptions receivable, offset by the repayment of $12.5 million of the AdM Term Advance.

Investing activities during the year ended December 31, 2002 were $19.8 million compared to $18.4 million for the year ended December 31, 2001.  The 2002 investing activities included $10.5 million related the consolidation of light wheel production, $0.7 million at AdM, $1.8 million at AKW, and $6.8 million at our other facilities.  The 2001 investing activities were capital expenditures of $2.0 million at AdM, $4.0 million at AKW, $3.0 million at Columbia, Tennessee, $3.5 million related to the optimization and consolidation of the Light Wheel manufacturing operations, and $5.9 million at our other facilities.

Cash flow from financing activities during the year ended December 31, 2002 was a use of $2.0 million compared to a source of $26.2 million for the year ended December 31, 2001.

Our capital expenditures in 2002 were $19.8 million.  Accuride expects its capital expenditures to be approximately $22 million in 2003.  It is anticipated that these expenditures will fund (i) investments in productivity and low cost manufacturing improvements in 2003 of approximately $12.0 million (including $10 million to install manufacturing capacity for the production of light full face design wheels); (ii) Equipment and facility maintenance of approximately $7 million; and (iii) continuous improvement initiatives of approximately $3 million.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations as of December 31, 2002 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods:

$ Millions	2003	2004	2005	2006	2007	Thereafter	Total
DEBT (excluding interest):
Revolving Credit Facility	$—	$60.0	$—	$—	$—	$—	$60.0
Term A Facility	—	—	55.4	—	—	—	55.4
Term B Faciltiy	—	—	—	69.3	—	—	69.3
Term C Facility	1.0	1.0	1.0	47.0	47.0	—	97.0
Senior Subordinated Notes	—	—	—	—	—	189.9	189.9
AdM Term Advance	3.1	—	—	—	—	—	3.1
TOTAL DEBT:	$4.1	$61.0	$56.4	$116.3	$47.0	$189.9	$474.7

OTHER:
Operating Leases	1.8	1.3	1.1	0.9	0.9	1.6	7.6
TOTAL	5.9	62.3	57.5	117.2	47.9	191.5	482.3

Accuride de Mexico Credit Agreement.  We entered into a $32.5 million credit facility for AdM on July 9, 1998. This credit facility was comprised of a term loan of $25.0 million and a working capital facility of $7.5 million.  The working capital facility was repaid in June 2001.  As of December 31, 2002, $3.1 million was outstanding under the term facility.  The final installment will be repaid March 25, 2003.  Interest on the term loan is based on the London interbank offered rate (“LIBOR”) plus an applicable margin.

Amended and Restated Credit Agreement.  Effective July 27, 2001 we entered into a second amended and restated credit agreement to modify the provisions of our Term Loans and Revolver (the “Amended Credit Agreement”).  The Amended Credit Agreement provides for (i) $55.4 million that matures on January 21, 2005 (“Term A”), (ii) $69.3 million that matures on January 21, 2006 (“Term B”), and  (iii) $97.0 million that matures on January 21, 2007 (“Term C”).  Our Canadian subsidiary is the borrower under Term A, and Accuride has guaranteed the repayment of such borrowing under Term A and all other obligations of the Canadian subsidiary under the Amended Credit Agreement.  We also have a $100.0 million Revolver under the Amended Credit Agreement (which may be limited to $87.5 million based on certain leverage ratios) which matures on January 21, 2004.  As of December 31, 2002, $60.0 million was outstanding under the Revolver.  The Term C loan provides for $1.0 million amortizations on January 21, 2003, January 21, 2004, and January 21, 2005, and $47.0 million amortizations on January 21, 2006 and January 21, 2007.  Interest on the term loans and the Revolver is based on LIBOR plus an applicable margin. The loans are secured by, among other things, the shares of stock, partnership interests and limited liability company ownership interests of Accuride’s subsidiaries, and by first priority liens on all unencumbered real, personal, tangible and intangible property of Accuride and its subsidiaries. A negative pledge restricts the imposition of other liens or encumbrances on all of the assets, subject to certain exceptions.

Description of the Notes.  In January 1998 we issued the $200 million Notes pursuant to the Indenture.  The Indenture is limited in aggregate principal amount to $300 million, of which $200 million were issued as Private Notes and subsequently exchanged for Exchange Notes, which exchange has been registered under the Securities Act of 1933, as amended. The Indenture provides certain restrictions on the payment of dividends by Accuride.  The Indenture is subject to and governed by the Trust Indenture Act of 1939, as amended.  The Notes are general unsecured obligations of Accuride and are subordinated in right of payment to all existing and future Senior Indebtedness (as defined in the Indenture).  The Notes mature on February 1, 2008.  Interest on the Notes accrues at the rate of 9.25% per annum and is due and payable semi-annually in arrears on February 1 and August 1, commencing on August 1, 1998, to holders of record of the Notes on the immediately preceding January 15 and July 15.  As of December 31, 2002 the aggregate principal amount of Notes outstanding was $189.9 million.

Restrictive Debt Covenants.  Our credit documents contain numerous financial and operating covenants that limit the discretion of management with respect to certain business matters. These covenants place significant restrictions on, among other things, theability to incur additional debt, to pay dividends, to create liens, to make certain payments and investments and to sell or otherwise dispose of assets and merge or consolidate with other entities. Accuride is also required to meet certain financial ratios and tests including minimum EBITDA, a leverage ratio, an interest coverage ratio, and a fixed charge coverage ratio. A failure to comply with the obligations contained in the credit documents could result in an event of default, and possibly the acceleration of the related debt and the acceleration of debt under other instruments evidencing indebtedness that may contain cross-acceleration or cross-default provisions. As of December 31, 2002, we were in compliance with our financial covenants and ratios.

During the years ended December 31, 2002 and 2001, the entire Heavy/Medium commercial vehicle industry experienced a significant cyclical downturn, which significantly affected our sales volumes.  Current industry forecasts indicate that the first half of 2003 will remain depressed with gradual improvement beginning in the second half of the year.  Assuming industry volumes do not improve beyond those forecasted, the Company is likely to be in violation of financial covenants under the Amended Credit Agreement in the latter part of 2003.  Management will continue to monitor this situation, and if necessary, will seek a waiver or amendment to its current credit agreements, or seek other alternative corrective actions.  While we view our relationship with our lender group to be strong, there can be no assurance that we would be successful in obtaining an amendment or achieving an alternative arrangement.  If we are unable to obtain a waiver or amendment the banks may have the right to accelerate the maturity of the debt, resulting in all bank debt being due and payable.  The total amount of bank debt outstanding at December 31, 2002 was $284.8 million.  In addition, our Indenture includes provisions that would result in the holders being able to accelerate the debt if the banks accelerated their debt, resulting in an additional $189.9 million being due and payable.  If this were to happen, we would have to refinance the indebtedness, raise more equity, sell assets or pursue other alternatives to satisfy the debt.  Under these circumstances, there is no assurance that we would be able to repay the debt.

Industry Outlook

The commercial vehicle industry continues to experience a severe cyclical downturn.  Current industry forecasts by America’s Commercial Transportation Publications, the Automotive Market Research Council, and Martin Labbe Associates (collectively referred to as “Analysts”), predict that the North American commercial vehicle industry will continue to be depressed for the first half of 2003 with gradual improvement beginning in the second half of the year.  The commercial vehicle industry and the global vehicle industry in general are in a period of transition, marked by intense competition, geographic expansion of manufacturing, and consolidation at both vehicle manufacturer and supplier levels.  These trends are expected to continue for the near future.  Major OEM customers and their suppliers are consolidating and continue to extend their globalization efforts and emphasize their desire for global support through local production.  These customers also continue to reduce the number of suppliers in their supply base.

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

Factors That May Affect Future Results

In this report, we have made various statements regarding current expectations or forecasts of future events.  These statements are “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements are also made from time-to-time in press releases and in oral statements made by our officers.  Forward-looking statements are identified by the words “estimate,” “project,” “anticipate,” “will continue,” “will likely result,” “expect,” “intend,” “believe,” “plan,” “predict” and similar expressions.  The following statements are also considered forward-looking:

•             we anticipate gradual improvement in market demand for Heavy Trucks during the second half of 2003;

•             the availability of working capital and additional capital to Accuride;

•             continuation of operational improvements and sources of supply of raw materials;

•             the lack of future supply disruption as a result of labor issues; and

•             ability to amend our debt covenants or refinance our debt.

Such forward-looking statements are based on assumptions and estimates, which although believed to be reasonable, may turn out to be incorrect.  Therefore, undue reliance should not be placed upon these estimates and statements.  We cannot assure that any of these statements or estimates will be realized and actual results may differ from those contemplated in these “forward-looking statements.”  We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise.  You are advised to consult further disclosures we may make on related subjects in its filings with the SEC.  We cannot assure that our expectations, beliefs, or projections will result or be achieved or accomplished.  In addition to other factors discussed in the report, some of the important factors that could cause actual results to differ materially from those discussed in the forward-looking statements include the following:

Restrictive Debt Covenants - Covenants and restrictions in our credit documents limit our ability to take certain actions.  Our credit documents contain numerous significant financial and operating covenants that limit the discretion of management with respect to certain business matters.  These covenants include, among others, significant restrictions on our ability to:

•             incur certain additional debt;

•             create liens;

•             make certain payments and investments;

•             sell or otherwise dispose of assets;

•             consolidate with other entities; and

•             declare dividends or redeem or repurchase capital stock.

We must also meet certain financial ratios and tests.  Failure to comply with the obligations contained in the credit documents could result in an event of default, and possibly the acceleration of the related debt and the acceleration of debt under other instruments evidencing debt that may contain cross-acceleration or cross-default provisions.  Current industry forecasts indicate that the first half of 2003 will remain depressed with gradual improvement beginning in the second half of the year.  Assuming industry volumes do not improve beyond those forecasted, the Company is likely to be in violation of financial covenants under the Amended Credit Agreement in the latter part of 2003.  Management will continue to monitor this situation, and if necessary, will seek a waiver or amendment to its current credit agreements, or seek other alternative corrective actions.  While we view our relationship with our lender group to be strong, there can be no assurance that we would be successful in obtaining an amendment or achieving an alternative arrangement.  If we are unable to obtain a waiver or amendment the banks may have the right to accelerate the maturity of the debt, resulting in all bank debt  being due and payable.  The total amount of bank debt outstanding at December 31, 2002 was $284.8 million.  In addition, our Indenture includes provisions that would result in the holders being able to accelerate the debt if the banks accelerated their debt, resulting in an additional $ 189.9 million being due and payable.  If this were to happen, we would have to refinance the indebtedness, raise more equity, sell assets or pursue other alternatives to satisfy the debt.  Under these circumstances, there is no assurance that we would be able to repay the debt.

Significant Indebtedness – Our significant debt could adversely affect our financial resources and prevent us from satisfying our debt service obligations.  We have a significant amount of indebtedness and may also incur additional indebtedness in the future. We may not generate sufficient cash flow from operations, or have future borrowings available to it, sufficient to pay our debt. At December 31, 2002, total indebtedness was $474.2 million and our total stockholders’ deficit was $53.2 million.

Our ability to make debt payments or refinance our indebtedness depends on future performance, which, to a certain extent, is subject to general economic, financial, competitive and other factors, some of which are beyond our control.  Based upon our current level of operations and anticipated growth, management believes that available cash flow, together with available credit, and, if necessary, amendments to credit agreements, will be adequate to meet our financial needs for the next twelve months.  There can be no assurance, however, that Accuride’s business will generate sufficient cash flow from operations or that future borrowings will be available in an amount sufficient to enable it to pay its debts or to make necessary capital expenditures, or that we could obtain an amendment to our credit agreement or refinance our debt on commercially reasonable terms or at all.

Our substantial indebtedness could have important consequences including, but not limited to, the following: (i) a substantial decrease in net operating cash flows or an increase in expenses could make it difficult for us to meet our debt service requirements; (ii) a substantial portion of cash flows will be used to pay interest expense and debt amortization, which will reduce the funds that would otherwise be available for operations and future business opportunities; (iii) the ability to obtain additional financing for acquisitions, working capital, capital expenditures, or other purposes may be impaired or unavailable; (iv) we may be more highly leveraged than our competitors, which may place us at a competitive disadvantage; (v) our substantial indebtedness may make us more vulnerable during a downturn in our business or in the economy generally; and (vi) some of our existing debt contains financial and restrictive covenants that limit its ability to, among other things, borrow additional funds, dispose of assets, and pay cash dividends.

A significant portion of our outstanding indebtedness bears interest at variable rates.  From time to time, we have attempted to limit our exposure to increases in interest rates by entering into interest rate protection agreements. Such agreements, however, do not completely eliminate the exposure to variable rates. Any increase in interest rates will reduce funds available to us for our operations and future business opportunities and will exacerbate the consequences of the leveraged capital structure.

Cyclical and Seasonal Industry – The wheel industry is cyclical and seasonal, resulting in fluctuations of revenue and income.  The Heavy/Medium Wheel and Light Wheel industries are highly cyclical and, in large part, depend on the overall strength of the demand for Heavy/Medium Trucks, Trailers, and Light Trucks.  These industries have historically experienced significant fluctuations in demand based on factors such as general economic conditions, gas prices, interest rates, government regulations, and consumer confidence.  The industry continues to be in the midst of a major downturn.  This significant decrease in overall consumer demand for Heavy/Medium Trucks, Trailers, and/or Light Trucks is having a negative impact on our business.  In addition, our operations are typically seasonal as a result of regular customer maintenance and model changeover shutdowns, which typically occur in the third and fourth quarter of each calendar year.  This seasonality may result in decreased net sales and profitability during the third and fourth fiscal quarters of each calendar year.

Dependence on Major Customers - The loss of one of our significant customers could have an adverse effect on our business.  We derived approximately 19.2%, 16.6% and 13.2% of our 2002 net sales from Freightliner, Ford and International, respectively.  We have been a supplier to these customers for many years.  We are continuing to engage in efforts intended to improve and expand our relations with each of these customers.  We have supported our position with these customers through direct and active contact with end users, trucking fleets and dealers, and have located certain of our sales personnel in offices near these customers and most of our other major customers.  Although we believe that our relationship with these customers is good, we cannot assure that we will maintain or improve these relationships, that these customers will continue to do business with us as they have in the past, or that we will be able to supply these customers or any of our other customers at current levels.  The loss of a significant portion of our sales to Freightliner, Ford and/or International could have a material adverse effect on our business.  In addition, the delay or cancellation of material orders from, or problems at, Freightliner, Ford and International or any of our other major customers could have a material adverse effect on our business.

Labor Relations - The majority of our employees are members of labor unions and any labor disputes could adversely affect our business.  The majority of our employees are members of labor unions. As of January 1, 2003, approximately 78% of our employees at the Ontario, Canada, facility were represented by the CAW.  The approximate percentage of employees at the Erie, Pennsylvania, and Monterrey, Mexico, facilities who are represented by the UAW and the El Sindicato Industrial de Trabajadores de Nuevo Leon is 78% and 82%, respectively.  Hourly employees at the Erie, Pennsylvania, facility are represented by the UAW Local #1186.  The existing contract was implemented in August 1998 and expires in August 2003.  A supply disruption to our customer base due to a labor dispute work stoppage could have a material adverse effect on our business.

OEM Supplier Industry - We depend on our customers that are OEMs in the Heavy/Medium Truck, Trailer and Light Truck industries.  We are a supplier to OEMs in the Heavy/Medium Truck, Trailer and Light Truck industries, which are characterized by a small number of OEMs that are able to exert considerable pressure on suppliers to reduce costs, improve quality, and provide enhanced design and engineering capabilities.  OEMs continue to demand and receive price reductions and measurable increases in quality through their use of competitive selection processes, rating programs, and various other arrangements.  Although we have been able to offset a portion of these price reductions through production cost savings, we cannot assure you that we will be able to generate such cost savings in the future.  The inability to generate sufficient production cost savings in the future to offset such price reductions provided to OEMs could adversely affect our profitability.  Additionally, OEMs have generally required suppliers to provide more design engineering input at earlier stages of the product development process, the costs of which have, in some cases, been absorbed by the suppliers.  Future price reductions, increased quality standards, or additional engineering capabilities required by OEMs could have a negative impact on our business.

Raw Materials – We are vulnerable to significant price increases and shortages.  We use substantial amounts of raw steel and aluminum.  Although steel is generally available from a number of sources, we have obtained favorable sourcing by negotiating and entering into high-volume contracts with third parties with terms ranging from one to three years.  We obtain aluminum from various third-party suppliers.  While we believe that our supply contracts can be renewed on acceptable terms, we cannot assure that we will be successful in renewing these contracts on such favorable terms or at all.  A substantial interruption in the supply of steel or aluminum or inability to obtain a supply of raw steel or aluminum on commercially desirable terms could have an adverse effect on our business.  Although the price of steel has not been volatile in recent periods and we have historically been able to pass through to our customers steel price increases, we cannot assure that rapid and significant changes in the price of steel will not occur in the near future or that we will be able to pass on any such cost increases to our customers.  Aluminum prices have been volatile; however, we have used commodity price swaps to protect against the impact of these changes.

Strong Competition - We operate in a highly competitive environment.  Our product line is broad and it competes with different companies in different markets.  Our markets are characterized by companies with substantial capital, established sales forces, extensive research and development facilities and personnel, and other resources.  Several of our competitors have substantially greater financial or other resources and therefore may be more competitive.  In addition, OEMs may expand their internal production of Wheels, shift sourcing to other suppliers or take other actions that could reduce the market for our products and have a negative impact on our business.  We may encounter increased competition in the future from existing competitors or new competitors.  Also, market expansion and planned entry into additional markets may expose us to an increasing number of well-capitalized competitors.

Environmental Liabilities - We may be subject to liability under environmental laws.  We are subject to various foreign, federal, state and local environmental laws, ordinances, and regulations, including those governing discharges into the air and water, the storage, handling and disposal of solid and hazardous wastes, the remediation of soil and groundwater contaminated by petroleum products or hazardous substances or wastes, and the health and safety of its employees.  Under certain of these laws, ordinances or regulations, a current or previous owner or operator of property may be liable for the costs of removal or remediation of certain hazardous substances or petroleum products on, under, or in its property, without regard to whether the owner or operator knew of, or caused, the presence of the contaminants, and regardless of whether the practices that resulted in the contamination were legal at the time they occurred.  The presence of, or failure to remediate properly such substances, may adversely affect the ability to sell or rent such property or to borrow using such property as collateral.  Persons who generate, arrange for the disposal or treatment of, or dispose of hazardous substances may be liable for the costs of investigation, remediation or removal of these hazardous substances at or from the disposal or treatment facility, regardless of whether the facility is owned or operated by that person.  Additionally, the owner of a site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site.  Accuride believes that it is in material compliance with environmental laws, ordinances and regulations and does not anticipate any material adverse effect on earnings or competitive position relating to environmental matters.  It is possible that future developments could lead to material costs of environmental compliance.  The nature of our current and former operations and the history of industrial uses at some of our facilities expose us to the risk of liabilities or claims with respect to environmental and worker health and safety matters which could have a negative impact on our business.

Key Management - We depend on key management for the success of our business.  Our success depends largely upon the abilities and experience of certain key management personnel. The loss of the services of one or more of these key personnel, and in particular Terrence J. Keating, President and Chief Executive Officer, could have a negative impact on our business.  We do not maintain key-man life insurance policies on any of our executives.

Control by KKR Affiliates - The rights of our shareholders could be adversely affected because of the concentrated control of our stock.  As of December 31, 2002, approximately 87% of our Common Stock was held by Hubcap Acquisition.  Hubcap Acquisition is a Delaware limited liability company whose members are KKR 1996 Fund L.P. and KKR Partners II, L.P.  KKR 1996 Fund L.P., which owns more than a 95% equity interest in Hubcap Acquisition, is a Delaware limited partnership whose sole general partner is KKR Associates 1996 L.P.  KKR Associates 1996 L.P. is a Delaware limited partnership whose sole general partner is KKR 1996 GP L.L.C.  KKR 1996 GP L.L.C. is a Delaware limited liability company whose members are also the members of the limited liability company that is the general partner of Kohlberg Kravis Roberts & Co. L.P. (“KKR”).  Accordingly, affiliates of KKR control us and have the power to elect all of our directors, appoint new management and approve any action requiring the approval of our shareholders, including adopting amendments to our Certificate of Incorporation and approving mergers or sales of substantially all of our assets.  We cannot give any assurance that the interests of KKR and its affiliates will not conflict with the interests of other holders of our securities.

Item 7A.                          Quantitative and Qualitative Disclosure about Market Risk

We, in the normal course of doing business, are exposed to the risks associated with changes in foreign exchange rates, raw material/commodity prices, and interest rates.  We use derivative instruments to manage these exposures. The objectives for holding derivatives are to minimize the risks using the most effective methods to eliminate or reduce the impacts of these exposures.

Foreign Currency Risk

Certain forecasted transactions, assets, and liabilities are exposed to foreign currency risk.  We monitor our foreign currency exposures to maximize the overall effectiveness of our foreign currency derivatives. The principal currency of exposure is the Canadian dollar. Forward foreign exchange contracts,  designated as hedging instruments under SFAS 133, are used to offset the impact of the variability in exchange rates on our operations, cash flows, assets and liabilities. At December 31, 2002, we had open foreign exchange forward contracts of $31.9 million.  Foreign exchange forward contract maturities are from one to twelve months. Management believes the use of foreign currency financial instruments reduces the risks that arise from doing business in international markets.

Our foreign currency derivative contracts provide only limited protection against currency risks.  Factors that could impact the effectiveness of our currency risk management programs include accuracy of sales estimates, volatility of currency markets and the cost and availability of derivative instruments.  The counterparty to the foreign exchange contracts is a financial institution with an investment grade credit rating. The use of forward contracts protects our cash flows against unfavorable movements in exchange rates, to the extent of the amount under contract.  A 10% adverse change in currency exchange rates for the foreign currency derivatives held at December 31, 2002, would have an impact of approximately $3.2 million on the fair value of such instruments.  This quantification of exposure to the market risk associated with foreign exchange financial instruments does not take into account the offsetting impact of changes in the fair value of our foreign denominated assets, liabilities and firm commitments.

Raw Material/Commodity Price Risk

We rely upon the supply of certain raw materials and commodities in our production processes and we have entered into firm purchase commitments for steel, aluminum, and natural gas. The exposures associated with these commitments are primarily managed through the terms of the sales, supply, and procurement contracts.  Additionally, we use commodity price swaps and futures contracts to manage the variability in certain commodity prices. Commodity price swap and futures contracts, not designated as hedging instruments under SFAS 133, are used to offset the impact of the variability in certain commodity prices on our operations and cash flows.  At December 31, 2002, we had open commodity price swaps and futures contracts of $0.1 million.  These commodity price swaps and futures contracts had maturities from one to twelve months.  A 10% adverse change in commodity prices would have no impact on the fair value of these contracts.  We are exposed to credit related losses in the event of nonperformance by the counterparties to the commodity price swaps and futures contracts, although no such losses are expected as the primary counterparty is a financial institution having an investment grade credit rating.

Interest Rate Risk

We use long-term debt as a primary source of capital in our business.  The following table presents the principal cash repayments and related weighted average interest rates by maturity date for our long-term fixed-rate debt and other types of long-term debt at December 31, 2002:

(Dollars in Thousands)	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value
Long-term Debt:
Fixed						$189,900	$189,900	$109,612
Avg. Rate						9.25%	9.25%
Variable	$4,125	$61,000	$56,404	$116,256	$47,000	—	$284,785	$258,653
Avg. Rate	5.23%	5.24%	5.51%	5.79%	5.94%	—	5.63%

We are exposed to the variability of interest rates on our variable rate debt.  In November 2001, we executed a forward-starting interest rate cap to set a ceiling on the maximum floating interest rate we would incur on a portion of our long-term debt.  As of December 31, 2002, $120.0 million notional amount was outstanding on the interest rate cap. Under the terms of the interest rate cap, we are entitled to receive from the counterparty on a quarterly basis the amount, if any, by which the three-month Eurodollar interest rate exceeds 2.73%.  The interest rate cap matured in January 2003 and was not renewed. The interest rate cap, not designated as a hedging instrument under SFAS 133, was used to offset the impact of the variability in interest rates on portions of our variable rate debt. However, of the total variable rate debt of $284,785, an amount of $220,660, representing the Term Loans, is fixed at a weighted average interest rate of 5.2% through January 2004.  The weighted average interest weight of 5.2% is composed of a fixed Libor rate of 1.5% plus spread.

Item 8.                                   Financial Statements and Supplementary Data

Attached, beginning at page F-1.

Item 9.                                   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.                            Directors and Executive Officers of the Registrant

Directors and Executive Officers

The directors and executive officers of Accuride, and their ages as of December 31, 2002, are as follows:

Name	Age	Position

William P. Greubel(a)	51	Director, President and Chief Executive Officer
Terrence J. Keating(a)	53	Director, President and Chief Executive Officer
John R. Murphy	52	Executive Vice President/Finance and Chief Financial Officer
David K. Armstrong	46	Senior Vice President and General Counsel
Elizabeth I. Hamme	52	Senior Vice President/Human Resources
Henry L. Taylor	48	Senior Vice President/Sales and Marketing
Robert Nida	59	Vice President/Technology and Continuous Improvement
Craig Kessler	40	Vice President/Operations
Henry R. Kravis	58	Director
George R. Roberts	59	Director
James H. Greene, Jr.	52	Director
Todd A. Fisher	37	Director
Frederick M. Goltz	31	Director

(a)          Mr. Keating replaced Mr. Greubel as President and Chief Executive Officer on May 1, 2002

Terrence J. Keating.  Mr. Keating was named Chief Executive Officer, President and a director of the Company on May 1, 2002.  Prior to being named as CEO and President, Mr Keating served as Senior Vice President – Operations.  Mr. Keating joined the Company in December, 1996 as Vice President-Operations.  Prior to joining the Company,  Mr. Keating was the manager of Indianapolis Diesel Engine Plant of International Truck and Engine Corporation, a division of Navistar International Company.  Mr. Keating holds a B.S. in Mechanical Engineering Technology from Purdue University and an M.B.A. in Operations from Indiana University.

William P. Greubel.  Mr. Greubel resigned as Chief Executive Officer, President, and director of the Company on May 1, 2002.  He served as Chief Executive from January 21, 1998 and had been president of the Company since 1994.

John R. Murphy.  Mr. Murphy is Executive Vice President/Finance and Chief Financial Officer of the Company.  Mr. Murphy joined the Company in March, 1998 as Vice President/Finance and Chief Financial Officer.  Prior to joining the Company, Mr. Murphy was the President and Chief Executive Officer of Falconite, Inc., a privately held rental equipment company.  From 1994 to 1997, Mr. Murphy was Executive Vice President-Administration, Chief Financial Officer and Corporate Secretary of North American Stainless, Inc.  Mr. Murphy holds a B.S. in Accounting from the Pennsylvania State University and an M.B.A. from the University of Colorado.

David K. Armstrong.  Mr. Armstrong is Senior Vice President and General Counsel for the Company.  He also serves as Corporate Secretary.  Mr. Armstrong joined the Company in October, 1998.  Prior to joining the Company, Mr. Armstrong was a partner at the law firm of Snell & Wilmer L.L.P.  Mr. Armstrong holds a B.S. and MAcc in Accounting and a Juris Doctorate, all from Brigham Young University.

Elizabeth I. Hamme.  Ms. Hamme is Senior Vice President/Human Resources.  Ms. Hamme joined the Company, as Vice President/Human Resources in February 1995.  Prior to joining the Company,

Ms. Hamme served as an independent consultant to the manufacturing and financial services sectors. Ms. Hamme holds a B.A. in Political Science and an M.A. in Adult Education from the George Washington University.

Henry L. Taylor.  Mr. Taylor was named Senior Vice President/Sales and Marketing in July 2002.  Mr. Taylor joined the Company in April 1996 as Vice President Marketing and International Sales.  Prior to joining the Company, Mr. Taylor worked at Rockwell Automotive, in product management, marketing, international business and business development.  Mr. Taylor holds a B.S. in Marketing and Management from the University of Nevada, Reno (“UNR”) and has completed graduate courses in business at UNR, St. Louis University and Case Western University.

Robert Nida.  Mr. Nida was named as Vice President/Technology and Continuous Improvement in July 2002.  Prior to being named to this position, Mr. Nida served as Director/Continuous Improvement. Mr. Nida joined the Company in July 1997 as the Director of Human Resources/Continuous Improvement at AKW.  Prior to joining the Company, Mr. Nida worked at FAG Bearings and AlliedSignal where he held positions in Human Resources, Customer Quality, Manufacturing, and R&D.  Mr. Nida holds a B.A. in Sociology from Bridgewater College and a Masters in Total Quality Management from Friends University.

Craig Kessler.  Mr. Kessler was named as Vice President/Operations in June 2002.  Prior to his appointment to this position he served as Director/North American Wheels. He also served as Director/Operations of the Company’s facility in Columbia Tennessee. Mr. Kessler joined the company in July of 1985 as an engineer within the Henderson, Kentucky facility.  Mr. Kessler holds a B.S. in Mechanical Engineering from the University of Evansville.

Henry R. Kravis.  Mr. Kravis has been a director of the Company since 1998. He is a managing member of KKR & Co., L.L.C., the limited liability company which serves as the general partner of KKR. He is also a director of the following public companies:  Alliance Imaging, Inc., Amphenol Corporation, Borden, Inc., The Boyds Collection, Ltd., Evenflo Company, Inc., The Gillette Company, IDEX Corporation, KinderCare Learning Centers, Inc., KSL Recreation Corporation,  PRIMEDIA, Inc., Sotheby’s Holdings Inc., and Willis Group Holdings Limited.  Mr. Kravis is a first cousin of Mr. Roberts.  Effective January 1, 2003 Mr. Kravis resigned from his board position.

George R. Roberts.  Mr. Roberts has been a director of the Company since 1998. He is a managing member of KKR & Co., L.L.C., the limited liability company which serves as the general partner of KKR. He is also a director of the following public companies:  Alliance Imaging, Inc., Amphenol Corporation, Borden, Inc., The Boyds Collection, Ltd., Evenflo Company, Inc., IDEX Corporation, KinderCare Learning Center, Inc., KSL Recreation Corporation, Owens-Illinois, Inc., PRIMEDIA, INC., Safeway, Inc., Willis Group Holdings Limited, and Dayton Power and Light Inc.  Mr. Roberts is a first cousin of Mr. Kravis.  Effective January 1, 2003 Mr. Roberts resigned from his board position.

James H. Greene, Jr.  Mr. Greene has been a director of the Company since 1998. He is a member of KKR & Co., L.L.C., the limited liability company which serves as the general partner to KKR. He is also a director of the following public companies:  Owens-Illinois, Inc., Safeway Inc., and Shoppers Drug Mart Corporation.

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

Item 11.                            Executive Compensation

Compensation of Directors.  Members of the Board of Directors employed by the Company do not receive any separate compensation for services performed as a director.  Those members of the Board of Directors not otherwise employed by the Company receive a $30,000 annual retainer.  There is no separate compensation for service on the compensation or audit committees.  See also “Item 13-Certain Relationships and Related Transactions.”

Summary Compensation Table

The following table sets forth information with respect to the compensation paid by the Company for services rendered during the year ended December 31, 2002 to the Chief Executive Officer and to each of the four other most highly compensated executive officers of the Company (the “Named Executive Officers”).

					Long Term Compensation

Annual Compensation

Awards

Payouts

Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Award(s)	Securities Underlying Options/SARs	LTIP Payouts	All Other Compensation
				(b)				(c)
Terrence J. Keating(a)	2002	$282,920	$139,432	$11,940	—	318	—	$74,907
(President and Chief	2001	$202,910	$75,465	$9,533	—	—	—	$52,330
Executive Officer)	2000	$201,240	$130,448	$20,692	—	—	—	$79,444

William P. Greubel(a)	2002	$135,793	$389,813	$37,213	—	—	—	$94,563
(President and Chief	2001	$378,125	$210,937	$14,183	—	—	—	$141,983
Executive Officer)	2000	$375,000	$326,574	$14,867	—	—	—	$194,733

John R. Murphy	2002	$275,625	$267,300	$10,111	—	203	—	$91,312
(Executive Vice	2001	$270,000	$140,625	$9,532	—	—	—	$83,522
President/Finance & CFO)	2000	$239,788	$239,309	$22,168	—	—	—	$88,427

David K. Armstrong	2002	$193,700	$124,542	$13,764	—	134	—	$44,492
(Senior Vice President	2001	$181,200	$67,388	$14,808	—	—	—	$36,704
and General Counsel)	2000	$179,700	$146,340	$24,838	—	—	—	$43,116

Elizabeth I. Hamme	2002	$172,965	$111,236	$10,252	—	134	—	$36,682
(Senior Vice President/	2001	$161,840	$60,188	$8,780	—	—	—	$35,335
Human Resources)	2000	$160,500	$117,747	$22,274	—	—	—	$33,335

Henry L. Taylor	2002	$160,860	$79,751	$8,919	—	134	—	$9,752
(Senior Vice President/	2001	$150,040	$47,832	$7,989	—	—	—	$11,980
Sales and Marketing)	2000	$142,500	$81,825	$22,301	—	—	—	$13,444

(a)                         Mr. Keating replaced Mr. Greubel as Director, President and Chief Executive Officer on May 1, 2002.

(b)                        Compensation includes financial planning service fees, vacation sold, overseas travel incentive, and gross-ups on financial planning and gift certificate as follows:

	Year	Financial Planning Service Fees Plus Gross-up	Vacation Sold	Gift Certificate/ Award Plus Gross-up	Overseas Travel Incentive

Mr. Keating	2002	$10,111	—		$1,829
	2001	$9,533	—	—	—
	2000	$11,944	$6,951	$38	$1,759

Mr. Greubel	2002	$10,111	$22,716	$4,386	—
	2001	$10,235	—	—	$3,948
	2000	$11,944	$2,885	$38	—

Mr. Murphy	2002	$10,111	—	—	—
	2001	$9,532	—	—	—
	2000	$11,944	$3,762	$38	$6,424

Mr. Armstrong	2002	$10,215	—	$37	$3,512
	2001	$9,625	$5,184	—	—
	2000	$12,053	$3,058	$37	$9,690

Ms. Hamme	2002	$10,215	—	$37	—
	2001	$8,780	—	—	—
	2000	$17,882	$1,062	$38	$3,292

Mr. Taylor	2002	$8,882	—	$37	—
	2001	$5,222	—	—	$2,767
	2000	$11,211	$2,319	$38	$8,733

(c)                         Compensation includes contributions made by the Company to the employees’ non-qualified savings plan (company match and/or profit sharing), non-qualified deferred liability, the Executive Life Insurance Plan (which provides employees with a bonus to pay for a universal life insurance policy that is fully owned by the employee), personal excess coverage, and gross-ups on non-qualified deferred liability and personal excess coverage as set forth below:

	Year	Make Whole Contrib. to Supplemental Savings Plan Plus Gross-Up	Company Match & Profit Sharing	ELIP Premiums Plus Gross-up	Umbrella Insurance Premium Plus Gross-up

Mr. Keating	2002	$35,689	$5,000	$32,277	$1,941
	2001	$18,992	$12,010	$21,327	—
	2000	$66,726	$11,810	—	$908

Mr. Greubel	2002	$46,808	$5,000	$38,913	$3,842
	2001	$80,870	$22,200	$38,913	—
	2000	$173,635	$19,445	—	$1,653

Mr. Murphy	2002	$52,695	$5,000	$29,775	$3,842
	2001	$42,705	$14,194	$26,623	—
	2000	$72,945	$13,829	—	$1,653

Mr. Armstrong	2002	$15,008	$4,615	$14,654	$10,215
	2001	$11,412	$10,638	$14,654	—
	2000	$31,170	$11,029	—	$917

Ms. Hamme	2002	$12,214	$4,324	$18,203	$1,941
	2001	$7,630	$9,502	$18,203	—
	2000	$22,432	$10,043	—	$860

Mr. Taylor	2002	$5,108	$3,490	—	$1,154
	2001	$3,544	$8,436	—	—
	2000	$1,218	$11,714	—	$512

The following table gives information concerning individual grants of stock options made during 2002 to each of the Named Executive Officers.

Option/SAR Grants in Last Fiscal Year

Individual Grants					Grant Date Present Value $
Name	Number of Securities Underlying Options/SARs Granted(1)	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/ShH)	Expiration Date

Mr. Keating	318	19.6%	$1,750	June 29, 2012	$105,216
Mr. Murphy	203	12.5%	$1,750	June 29, 2012	$66,953
Mr. Armstrong	134	8.3%	$1,750	June 29, 2012	$44,281
Ms. Hamme	134	8.3%	$1,750	June 29, 2012	$44,281
Mr. Taylor	134	8.3%	$1,750	June 29, 2012	$44,281

(1)                                  The options granted become exercisable and vest over time at the rate of 25% per year.

(2)                                  The hypothetical present value of the options at the date of grant was determined using a variation of the Black-Scholes option pricing model.  The Black-Scholes is a complicated mathematical formula which is widely used to value options traded on the stock exchanges.  However, executive stock options differ from exchange-traded options in several key respects.  Executive options are long-term, nontransferable and subject to vesting restrictions, whereas exchange-traded options are short term and can be exercised or sold immediately in a liquid market.  The model used here is adapted to estimate the present value of an executive option and considers a number of factors, including the grant price of the option, the volatility of the Corporation’s common shares, the dividend rate, the term of the option, the time it is expected to be outstanding and interest rates.  The Black-Scholes values were derived using as assumptions the following financial factors which existed at essentially the time the options were granted:  volatility of a private company of 0.00, dividend yield of 0.0%, and interest rates of 4.24%.  These options were assumed to be outstanding for 5 years at the time of exercise.

The following table gives information for options exercised by each of the Named Executive Officers in 2002 and the value (stock price less exercise price) of the remaining options held by those executive officers at year end, using management’s estimate of the Common Stock value on December 31, 2002.

Aggregated Option/SAR Exercises in Last Fiscal Year
and Fiscal Year-End Option/SAR Values

			Number of Securities Underlying Unexercised Options/SARs at Fiscal Year-End		Value of Unexercised In-the-Money Options/SARs at Fiscal Year-End(a)
Name	Shares Acquired on Exercise	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Terrence Keating	0	$0	139.5	242.5	—	—
William P. Greubel	0	$0	-0-	-0-	—	—
John R. Murphy	0	$0	182.2	160.8	—	—
David K. Armstrong	0	$0	93.5	104.5	—	—
Elizabeth I. Hamme	0	$0	93.5	104.5	—	—
Henry L. Taylor	0	$0	93.5	104.5	—	—

(a)                                  The value of the shares underlying the options as of December 31, 2002 is not in excess of the base price.  There is no established trading market for the Company’s Common Stock.

Pension Plan Disclosure

The Accuride Cash Balance Pension Plan (the “Retirement Plan”) covers certain employees of the Company.  Under the Retirement plan, each participant has a “cash balance account” which is established for bookkeeping purposes only.  Each year, each participant’s cash balance account is credited with a percentage of the participant’s earnings (as defined in the Retirement Plan).  The percentage ranges from 2% to 11.5%, depending on the participant’s age, years of service and date of participation in the Retirement Plan.  If a participant has earnings above the Social Security taxable wage base (“excess earnings”), then an additional 2% of the excess earnings amount is credited to the participant’s account.  Participant’s accounts also are credited with interest each year, based upon the rates payable on certain U.S. Treasury debt instruments.  Employees first becoming participants after January 1, 1998 also receive an additional credit for their first year of service.

The Company’s non-qualified plan provides benefits based on the Retirement Plan formula and takes into account compensation and benefits in excess of government maximums for qualified plans.

A participant’s benefit at normal retirement age, if calculated as a lump sum payment, equals the balance of his or her cash balance account.  The actuarial equivalent of the account balance also can be paid as a single life annuity, a qualified joint and survivor annuity, or an alternative form of payment allowed under the Retirement Plan.

The estimated annual benefits payable upon retirement at normal retirement age (assuming continued compensation at the present amounts until normal retirement age, crediting of interest at a 7% rate and disregarding future cost-of-living increases in the Social Security wage base), for each of the following Named Executive Officers are:

Terrence J. Keating	$116,200
William P. Greubel	$202,500
John R. Murphy	$156,200
David K. Armstrong	$124,700
Elizabeth I. Hamme	$85,300
Henry L. Taylor	$70,500

1998 Stock Purchase and Option Plan

In early 1998, the Company adopted the 1998 Stock Purchase and Option Plan for Employees of Accuride Corporation and Subsidiaries (the “1998 Plan”).  The 1998 Plan provides for the issuance of a maximum of 3,247 shares of Common Stock, subject to adjustment to reflect certain events such as stock dividends, stock splits, recapitalizations, mergers or reorganizations of, or by, the Company. The 1998 Plan is intended to assist the Company and its Subsidiaries in attracting and retaining employees of outstanding ability and to promote the identification of their interests with those of the stockholders of the Company.

Any officer or full-time employee of the Company or a Subsidiary is eligible to be selected by the Compensation Committee of the Board of Directors (“Committee”) to participate in the 1998 Plan.  The 1998 Plan permits the Committee to grant shares of Common Stock in the form of either (i) Purchase Shares, subject to conditions or restrictions on the participant’s right to sell or transfer the shares (“Purchase Stock”) or (ii) Non-Qualified Stock Options (“Options”) to purchase shares of Common Stock subject to conditions and limitations as established by the Committee.  Collectively the grant of Purchase Stock and Options are referred to herein as a “Plan Grants”.  The 1998 Plan will expire ten years after it was approved by the Company’s shareholders, unless sooner terminated by the Company’s Board of Directors.  Any termination of the 1998 Plan will not affect the validity of any Plan Grant outstanding on the date of the termination.

The Committee administers the Plan, including, without limitation, the determination of the employees to whom  Plan Grants will be made, the number of shares of Common Stock subject to each Plan Grant, and the various terms of Plan Grants, provided that, neither the exercise price of an Option, nor the purchase price for Purchase Stock may be less than 50% of the market value of the Common Stock on the date of grant.  The Committee may from time to time amend the terms of any  Plan Grant, but, except for adjustments made upon a change in the Common Stock by reason of a stock split, spin-off, stock dividend, stock combination or reclassification, recapitalization, reorganization, consolidation, change of control, or similar event, such action shall not adversely affect the rights of any participant under the 1998 Plan with respect to a Plan Grant without a participant’s consent. The Board of Directors retains the right to amend, suspend or terminate the 1998 Plan.

Severance Agreements

Accuride has entered into severance agreements with senior management employees, including the Named Executive Officers, pursuant to which in the event of any such employee’s termination “without cause” or “for good reason” (as defined therein) the Company will pay such employee one year’s base salary.

In addition to the severance agreements described above, Accuride has entered into change-in-control agreements with senior management employees, including the Named Executive Officers, and certain other key executives of the Company.  Under these agreements, each participating executive is entitled to severance benefits if his or her employment with the Company is terminated within eighteen months of a change in control of the Company (as defined in the agreement) either by the employee for good reason or by the Company for any reason other than cause, disability, normal retirement, or death.  In the event of a covered termination, (a) severance benefits for Tier I (Messrs. Keating and Murphy) include a payment equal to 300% of the employee’s salary plus average incentive compensation award over the prior three years, (b) severance benefits for Tier II (Messrs. Armstrong, Taylor and Ms. Hamme) include a payment equal to 200% of the employee’s salary plus average incentive compensation award over the prior three years, (c) severance benefits for Tier III (other key executives) include a payment equal to 100% of the employee’s salary.  The agreements also provide for the continuance of certain other benefits, including health insurance coverage until the earlier of the employee becoming eligible for coverage by a subsequent employer or the expiration of 18 months from the date of termination.  Any payment received under the change-in-control agreement shall be reduced by the full amount of any payments to which the executive may be entitled due to termination pursuant to any other Company severance policy.

Employee Equity Arrangements

Pursuant to the 1998 Plan, the Company sold Plan-Purchase Stock and issued  Plan-Options to selected employees, including the Named Executive Officers, which represent, in the aggregate, approximately 11.6% of the fully diluted Common Stock (of which the Named Executive Officers will hold approximately 54%).  In connection with such arrangements, the Company and each such employee entered into an Employee Stockholders’ Agreement and a Stock Option Agreement.  In order to finance the stock purchases, certain employees also entered into secured Promissory Notes and Pledge Agreements.  The Employee Stockholders’ Agreement (i) places restrictions on each such employee’s ability to transfer shares of  Plan-Purchase Stock and Common Stock acquired upon exercise of the Plan-Options, including a right of first refusal in favor of the Company, (ii) provides each such employee the right to participate pro rata in certain sales of Common Stock by Hubcap Acquisition or its affiliates and (iii) provides Hubcap Acquisition and its affiliates the right to require each such employee to participate pro rata in certain sales of Common Stock by Hubcap Acquisition or its affiliates. The Stockholders’ Agreement also grants (subsequent to an initial public offering of the Common Stock) piggyback registration rights to each such employee pursuant to a registration rights agreement between Hubcap Acquisition and the Company.  In addition, the Employee Stockholders’ Agreement gives the Company the right to purchase shares and options held by each such employee upon termination of employment for any reason and permits each such employee to sell stock and options in the event of death, disability or retirement after turning 65 years of age.

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

Item 12.                            Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the ownership of the Common Stock as of March 1, 2003 by each person known to be the owner of 5% or more of the Common Stock, by each person who is a director or Named Executive Officer of the Company and by all directors and executive officers of the Company as a group.

Name and Address	Common Stock Beneficially Owned(a)
	Shares	Percent
KKR 1996 GP L.L.C.(b) c/o Kohlberg Kravis Roberts & Co. L.P. 9 West 57th Street New York, New York 10019	21,600.0	87.11%
James H. Greene, Jr.(b)	—	—
Todd A. Fisher(b)	—	—
Frederick M. Goltz(b)	—	—
RSTW Partners III, L.P.(c) 5847 San Felipe Houston, TX 77057	2,400.0	9.68%
Terrence J. Keating(d)	179.5		*
William P. Greubel	150.0		*
John R. Murphy(e)	252.2	1.01%
David K. Armstrong(f)	133.5		*
Elizabeth Hamme(g)	133.5		*
Henry L. Taylor(h)	133.5		*
All executive officers and directors as a group	982.2	3.87%

*                                         Less than one percent.

(a)                                  The amounts and percentage of Common Stock beneficially owned are reported on the basis of regulations of the Securities and Exchange Commission (“SEC”) governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which he has no economic interest. The percentage of class outstanding is based on 24,796 shares of Common Stock outstanding as of March 1, 2003 and also includes shares to be deemed beneficially owned by the officers and directors.

(b)                                 Shares of Common Stock shown as beneficially owned by KKR 1996 GP L.L.C. are held by Hubcap Acquisition.  KKR 1996 GP L.L.C. is the sole general partner of KKR Associates 1996 L.P., which is the sole general partner of KKR 1996 Fund L.P. KKR 1996 Fund L.P. is one of two members of Hubcap Acquisition and owns more than a 95% equity interest in Hubcap Acquisition.  KKR 1996 GP L.L.C. is a limited liability company, the managing members of which are Messrs. Henry R. Kravis and George R. Roberts, and the other members of which are Messrs. Paul E. Raether, Michael W. Michelson, James H. Greene, Jr.,  Edward A. Gilhuly, Perry Golkin, Scott M. Stuart, Johannes P. Huth, Todd A. Fisher, Alexander Navab Jr., and Neil A. Richardson. Messrs.  Greene and Fisher are directors of the Company. Each of such individuals may be deemed to share beneficial ownership of any shares beneficially owned by KKR 1996 GP L.L.C.  Each of such individuals disclaims beneficial ownership. Mr. Frederick M. Goltz is a director of the Company and is also an executive of

KKR.  Mr. Goltz disclaims that he is the beneficial owner of any shares beneficially owned by KKR Associates 1996 L.P.

(c)                                  RSTW Management, L.P. is the sole general partner of RSTW Partners III, L.P.; Rice Mezzanine Corporation (“RMC”) is the general partner of RSTW Management, L.P.  RMC is a subchapter S-Corporation, the shareholders of which are Messrs. Don K. Rice, Jeffrey P. Sangalis, Jeffrey A. Toole, and James P. Wilson.  Each of such individuals may be deemed to share beneficial ownership of any shares beneficially owned by RSTW Partners III, L.P.  Each of such individuals disclaims beneficial ownership.

(d)                                 Includes 60.0 shares, which are subject to an option to purchase such shares from the Company at $5,000 per share, and 79.5 shares which are subject to an option to purchase such shares from the Company at $1,750 per share.

(e)                                  Includes 131.5 shares, which are subject to an option to purchase such shares from the Company at $5,000 per share, and 50.7 shares which are subject to an option to purchase such shares from the Company at $1,750 per share.

(f)                                    Includes 60 shares, which are subject to an option to purchase such shares from the Company at $5,000 per share, and 33.5 shares which are subject to an option to purchase such shares from the Company at $1,750 per share.

(g)                                 Includes 60 shares, which are subject to an option to purchase such shares from the Company at $5,000 per share, and 33.5 shares which are subject to an option to purchase such shares from the Company at $1,750 per share.

(h)                                 Includes 60 shares, which are subject to an option to purchase such shares from the Company at $5,000 per share, and 33.5 shares which are subject to an option to purchase such shares from the Company at $1,750 per share.

Item 13.                                                    Certain Relationships and Related Party Transactions

As of March 1, 2003, KKR 1996 GP L.L.C. beneficially owned approximately 87% of the Company’s outstanding shares of Common Stock. See “Item 12-Security Ownership of Certain Beneficial Owners and Management.” The managing members of KKR 1996 GP L.L.C. are Messrs. Henry R. Kravis and George R. Roberts and the other members of which are Messrs. Paul E. Raether, Michael W. Michelson, James H. Greene, Jr., Edward A. Gilhuly, Perry Golkin, Scott M. Stuart, Johannes P. Huth, Todd A. Fisher, Alexander Navab Jr., and Neil A. Richardson.  Messrs. Kravis and Roberts are former directors of the Company.  Messrs.  Greene and Fisher are current directors of the Company, as is Frederick M. Goltz, who is an executive of KKR & Co., L.L.C. Each of the members of KKR 1996 GP L.L.C. is also a member of KKR & Co., L.L.C, which serves as the general partner of KKR.

KKR, an affiliate of Hubcap Acquisition, received a fee of $6.0 million in cash for negotiating the Recapitalization and arranging the related financing, plus the reimbursement of its expenses in connection therewith, and from time to time in the future, KKR may receive customary investment banking fees for services rendered to the Company in connection with divestitures, acquisitions, and certain other transactions. In addition, KKR has agreed to render management, consulting and financial services to the Company for an annual fee of $0.6 million. See “Item 10-Directors and Executive Officers of the Company” and “Item 12-Security Ownership of Certain Beneficial Owners and Management.”

Hubcap Acquisition has the right, under certain circumstances and subject to certain conditions, to require the Company to register under the Securities Act shares of Common Stock held by it pursuant to the registration rights agreement between Hubcap Acquisition and the Company and the stockholders agreement among Hubcap Acquisition, the Company, and Phelps Dodge.  Such registration rights are generally available to Hubcap Acquisition until registration under the Securities Act is no longer required to enable it to resell the Common Stock owned by it. The registration rights agreement provides, among other things, that the Company will pay all expenses in connection with the first six demand registrations requested by Hubcap Acquisition and in connection with any registration commenced by the Company as a primary offering in which Hubcap Acquisition participates through piggyback registration rights granted under such agreement. Hubcap Acquisition’s exercise of its registration rights under the registration rights agreement is subject to the tag along and the drag along rights of certain other stockholders provided for in the stockholders agreement.

During 2002, no shares of common stock were repurchased as treasury stock.

Item 14.                                                    Controls and Procedures

Within 90 days prior to the date of this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures, which are designed to ensure that information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, are effective.  Subsequent to the date of this evaluation, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls.

In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company maintains a code of conduct for all employees including executive officers a copy of which is filed with this report as an exhibit.

PART IV

Item 15.                                        Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)                                  The following constitutes a list of Financial Statements, Financial Statement Schedules, and Exhibits required to be included in this report:

1.	Financial Statements
The following financial statements of the Registrant are filed herewith as part of this report:

Independent Auditors’ Report.

Consolidated Balance Sheets - December 31, 2002 and December 31, 2001.

Consolidated Statements of Income - Years ended December 31, 2002, December 31, 2001, and December 31, 2000.

Consolidated Statements of Stockholders’ Equity (Deficiency) - Years ended December 31, 2002, December 31, 2001, and December 31, 2000.

Consolidated Statements of Cash Flows - Years ended December 31, 2002, December 31, 2001, and December 31, 2000.

Notes to Consolidated Financial Statements - Years ended December 31, 2002, December 31, 2001, and December 31, 2000.

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

*4.2	Registration Rights Agreement, dated as of January 21, 1998, between Accuride Corporation, and BT Alex. Brown Incorporated, Citicorp Securities, Inc., and J.P. Morgan Securities Inc.
*4.3	Specimen Certificate of 9.25% Senior Subordinated Notes due 2008, Series A (the “Private Notes”).
*4.4	Specimen Certificate of 9.25% Senior Subordinated Notes due 2008, Series B (the “Exchange Notes”).
*10.1	Stockholders’ Agreement by and among Accuride Corporation, Phelps Dodge Corporation and Hubcap Acquisition L.L.C.
*10.2	Registration Rights Agreement by and between Accuride Corporation and Hubcap Acquisition L.L.C.
Ñ*10.3	1998 Stock Purchase and Option Plan for Employees of Accuride Corporation and Subsidiaries.
^10.3.5	Amendment No. 2 to the 1998 Stock Purchase and Option Plan for Employees of Accuride Corporation and Subsidiaries.
Ñ*10.4	Form of Non-qualified Stock Option Agreement by and between Accuride Corporation and certain employees.
Ñ*10.5	Form of Repayment and Stock Pledge Agreement by and between Accuride and certain employees.
*10.6	Form of Secured Promissory Note in favor of Accuride Corporation.
*10.7	Form of Stockholders’ Agreement by and among Accuride Corporation, certain employees and Hubcap Acquisition L.L.C.
Ñ*10.8	Form of Severance Agreement by and between Accuride Corporation and certain executives.
*10.9	Contribution Agreement, dated as of May 1, 1997, among Accuride Corporation, Kaiser Aluminum & Chemical Corporation, AKW General Partner L.L.C. and AKW L.P.
*10.10	Lease Agreement dated November 1, 1988, by and between Kaiser Aluminum & Chemical Corporation and The Bell Company regarding the property in Cuyahoga Falls, Ohio, as amended and extended.
10.11

Second amendment to lease agreement between AKW (as successor to Kaiser Aluminum and Chemical Corporation) and Sarum Management (as successor to the Bell Company) regarding the property in Cuyahoga Falls, Ohio.

*10.12	Purchase Agreement, dated as of January 15, 1998, between Accuride Corporation and BT Alex. Brown Incorporated, Citicorp Securities, Inc., and J.P. Morgan Securities Inc.
**10.13	Lease Agreement dated October 26, 1998, by and between Accuride Corporation and Woodward, LLC. regarding the Evansville, Indiana, office space.
10.14	Second Addendum to lease agreement between Accuride and Woodward, LLC regarding the Evansville office space.
***10.15	Purchase Agreement dated April 1, 1999, between the Company, Accuride Ventures, Inc. (the Company’s wholly-owned subsidiary) and Kaiser.
***10.16	Amended and Restated Lease Agreement dated April 1, 1999, between AKW, L.P. and Kaiser.
****10.17

Amended and Restated Credit Agreement, dated April 16, 1999, between the Company, Citicorp USA, Inc., as administrative agent, Salomon Smith Barney, Inc., as arranger, Bankers Trust Company as syndication agent, and Wells Fargo Bank, N.A. as the documentation agent.

****10.18	Amended and Restated Pledge Agreement dated April 16, 1999, between the Company, Accuride Canada, Inc., and Accuride Ventures, Inc. as pledgors and Citicorp USA, Inc., as administrative agent.
*****10.19	Purchase Agreement dated July 16, 1999 between the Company and Industria Automotriz, S.A. de C.V.
*****10.20	Amended and Restated Completion Guarantee dated July 16, 1999 between the Company, Accuride de Mexico, S.A. de C.V., Citibank Mexico, S.A. and Grupo Financiero Citibank.
*10.21	Amendment dated December 31, 1999 between the Company, Accuride de Mexico, S.A. de C.V., Citibank Mexico, S.A. and Grupo Financiero Citibank.
Ñ*10.22	Amended and Restated Supplemental Savings Plan dated January 1, 1998.
******10.23	Amendment dated March 31, 2000 between the Company, Accuride de Mexico, S.A. de C.V., Citibank Mexico, S.A. and Grupo Financiero Citibank.
******10.24	Amendment dated December 14, 2000 between the Company, Accuride de Mexico, S.A. de C.V., Citibank Mexico, S.A. and Grupo Financiero Citibank.
******10.25	Joint Marketing Agreement between the Company and Gianetti Ruote SpA.
******10.26	Technology Cross License Agreement between the Company and Gianetti Ruote SpA.
*******10.27	Second Amended and Restated Credit Agreement
*******10.28	Second Amended and Restated Pledge Agreement
*******10.29	Security Agreement between the Company, Accuride Canada, Inc., and Citicorp USA, Inc.
*******10.30	Security Agreement between Accuride Canada, Inc., and Citicorp USA, Inc.
Ñ ******** 10.31	Form of Change-In-Control Agreement (Tier I employees)
Ñ ********10.32	Form of Change-In-Control Agreement (Tier II employees)
Ñ ********10.33	Form of Change-In-Control Agreement (Tier III employees)
10.34	Accuride Code of Conduct
21.1	Subsidiaries of Accuride Corporation.
23.1	Consent of Deloitte & Touche LLP.
99.1	Section 906 Certification of Terrence J. Keating in connection with the Annual Report on Form 10-K of Accuride Corporation for the fiscal year ended December 31, 2002.
99.2	Section 906 Certification of John R. Murphy in connection with the Annual Report on Form 10-K of Accuride Corporation for the fiscal year ended December 31, 2002.

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

*****                                          Previously filed as an exhibit to the Form 10-Q for the quarterly period ended June 30, 1999 and incorporated herein by reference.

Ñ                                                                    Management contract for compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

******                                   Previously filed as an exhibit to the Form 10-K filed on March 26, 2001 and incorporated herein by reference.

*******                            Previously filed as an exhibit to the Form10-Q filed on August 9, 2001 and incorporated herein by reference.

********                     Previously filed as an exhibit to the Form 10-K filed on March 11, 2002 and incorporated herein by reference.

^                                                                   Previously filed as an exhibit to the Form 10-Q for the quarterly period ended June 30, 2002 and incorporated herein by reference.

(b)                                                              Reports on Form 8-K.  The Company did not file any reports on Form 8-K during the last quarter of the 2002 fiscal year.

PRELIMINARY DRAFT – FOR DISCUSSION PURPOSES ONLY

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of Accuride Corporation:

We have audited the accompanying consolidated balance sheets of Accuride Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income (loss), stockholders’ equity (deficiency) and cash flows for each of the three years in the period ended December 31, 2002.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and the financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Accuride Corporation and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2002, the Company changed its method of accounting for goodwill and other intangible assets.

DELOITTE & TOUCHE LLP

Indianapolis, Indiana

February 10, 2003

ACCURIDE CORPORATION

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2002 AND 2001 (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	2002	2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$41,266	$47,708
Customer receivables, net of allowance for doubtful accounts of $1,364 and $1,448 in 2002 and 2001, respectively	29,494	25,163
Other receivables	3,466	2,229
Inventories, net	26,057	29,107
Supplies	9,004	8,666
Deferred income taxes	1,523	6,219
Income taxes receivable	7,963	1,176
Prepaid expenses and other current assets	1,330	792
Total current assets	120,103	121,060

PROPERTY, PLANT AND EQUIPMENT, NET	210,972	225,514

OTHER ASSETS:
Goodwill, net of accumulated amortization of $43,105	123,197	123,197
Investment in affiliates	3,621	3,439
Deferred financing costs, net of accumulated amortization of $8,949 and $6,527	6,354	8,776
Deferred income taxes	24,903	2,930
Pension benefit plan asset	20,587	12,496
Property, plant and equipment held for sale, net	4,824
Other	606	811
TOTAL	$515,167	$498,223

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
Accounts payable	$28,582	$29,836
Current portion of long-term debt	4,125	12,500
Accrued payroll and compensation	12,201	9,690
Accrued interest payable	10,796	11,352
Accrued and other liabilities	5,546	15,110
Total current liabilities	61,250	78,488

LONG-TERM DEBT, less current portion	470,030	464,050

OTHER POSTRETIREMENT BENEFIT PLAN LIABILITY	17,981	16,615

PENSION BENEFIT PLAN LIABILITY	18,697	938

OTHER LIABILITIES	458	486

COMMITMENTS AND CONTINGENCIES (Notes 12 and 13)

STOCKHOLDERS’ EQUITY (DEFICIENCY):
Preferred stock, $.01 par value; 5,000 shares authorized and unissued
Common stock and additional paid in capital, $.01 par value; 45,000 shares authorized, 24,923 shares issued; 24,796 outstanding	52,065	24,939
Treasury stock, 127 shares at cost	(735)	(735)
Stock subscriptions receivable	(121)	(638)
Accumulated other comprehensive income (loss)	(7,597)
Retained earnings (deficit)	(96,861)	(85,920)
Total stockholders’ equity (deficiency)	(53,249)	(62,354)
TOTAL	$515,167	$498,223

See notes to consolidated financial statements.

ACCURIDE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(DOLLARS IN THOUSANDS)

	Years Ended December 31,
	2002	2001	2000

NET SALES	$345,549	$332,071	$475,804

COST OF GOODS SOLD	284,453	295,737	393,232

GROSS PROFIT	61,096	36,334	82,572

OPERATING EXPENSES:
Selling, general and administrative	25,793	33,538	32,849

INCOME FROM OPERATIONS	35,303	2,796	49,723

OTHER INCOME (EXPENSE):
Interest income	315	1,362	1,824
Interest expense	(42,332)	(41,561)	(40,566)
Equity in earnings of affiliates	182	250	455
Other income (expense), net	1,430	(9,837)	(6,157)

INCOME (LOSS) BEFORE INCOME TAXES AND EXTRAORDINARY GAIN	(5,102)	(46,990)	5,279

INCOME TAX PROVISION (BENEFIT)	5,839	(13,836)	4,361

INCOME (LOSS) BEFORE EXTRAORDINARY GAIN	(10,941)	(33,154)	918

EXTRAORDINARY GAIN, NET OF TAX			1,595

NET INCOME (LOSS)	$(10,941)	$(33,154)	$2,513

See notes to consolidated financial statements.

ACCURIDE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

(DOLLARS IN THOUSANDS)

	Comprehensive Income (Loss)	Common Stock and Additional Paid in Capital	Treasury Stock	Stock Subscriptions Receivable	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Stockholders’ Equity (Deficiency)

BALANCE AT JANUARY 1, 2000		$24,738	$(51)	$(1,539)		$(55,279)	$(32,131)
Net income and comprehensive income	$2,513					2,513	2,513
Issuance of shares		201		(201)
Purchase of treasury stock			(454)	160			(294)
Proceeds from stock subscriptions receivable				712			712

BALANCE AT DECEMBER 31, 2000		24,939	(505)	(868)		(52,766)	(29,200)
Net loss	$(33,154)					(33,154)	(33,154)
Issuance of shares
Purchase of treasury stock			(230)				(230)
Proceeds from stock subscriptions receivable				230			230
Other comprehensive income (loss):
Cumulative change in accounting (net of tax)	(189)				$(189)		(189)
Realization of deferred amounts (net of tax)	189				189		189
Comprehensive income (loss)	$(33,154)

BALANCE AT DECEMBER 31, 2001		24,939	(735)	(638)		(85,920)	(62,354)
Net loss	$(10,941)					(10,941)	(10,941)
Proceeds from stock subscriptions receivable				517			517
Recognition of deferred taxes related to recapitalization		27,126					27,126
Other comprehensive income (loss):
Unrealized gain on foreign currency hedges (net of tax)	193				193		193
Minimum pension liability adjustment (net of tax)	(7,790)				(7,790)		(7,790)
Comprehensive income (loss)	$(18,538)

BALANCE AT DECEMBER 31, 2002		$52,065	$(735)	$(121)	$(7,597)	$(96,861)	$(53,249)

See notes to consolidated financial statements.

ACCURIDE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

	Years Ended December 31,
	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(10,941)	$(33,154)	$2,513
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and impairment	28,213	29,260	25,814
Amortization	2,527	6,351	6,465
Gain (loss) on disposal of assets	(187)	1,170	1,156
Gain on early retirement of debt			(1,595)
Deferred income taxes	13,894	(14,940)	600
Equity in earnings of affiliated companies	(182)	(250)	(454)
Changes in certain assets and liabilities:
Receivables	(5,568)	7,993	34,602
Inventories and supplies	2,712	8,128	3,623
Prepaid expenses and other assets	(1,601)	(2,605)	2,068
Accounts payable	(1,254)	(8,395)	(3,367)
Accrued and other liabilities	(12,306)	7,801	(5,082)

Net cash provided by operating activities	15,307	1,359	66,343

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(19,316)	(17,705)	(50,420)
Capitalized interest	(450)	(700)	(1,268)

Net cash used in investing activities	(19,766)	(18,405)	(51,688)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(12,500)	(4,940)	(19,050)
Principal payments on short term notes payable		(7,500)
Net increase in revolving credit advance	10,000	40,000	10,000
Deferred financing fees		(1,322)
Purchases of treasury shares		(230)	(294)
Proceeds from stock subscriptions receivable	517	230	712

Net cash provided by (used in) financing activities	(1,983)	26,238	(8,632)

Increase (decrease) in cash and cash equivalents	(6,442)	9,192	6,023

Cash and cash equivalents, beginning of year	47,708	38,516	32,493

Cash and cash equivalents, end of year	$41,266	$47,708	$38,516

See notes to consolidated financial statements.

ACCURIDE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2002

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1.                    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation—The accompanying consolidated financial statements include the accounts of Accuride Corporation (the “Company”) and its wholly-owned subsidiaries, including Accuride Canada, Inc. (“Accuride Canada”), AKW L.P. (“AKW”), and Accuride de Mexico, S.A. de C.V. (“AdM”).  All significant intercompany transactions have been eliminated.  Investments in affiliated companies in which the Company does not have a controlling interest are accounted for using the equity method.

Business of the Company—The Company is engaged primarily in the design, manufacture and distribution of wheels and rims for trucks, trailers and certain military and construction vehicles.  The Company sells its products primarily within North America and Latin America to original equipment manufacturers and to the aftermarket.  The Company’s primary manufacturing facilities are located in Henderson, Kentucky; Columbia, Tennessee; Erie, Pennsylvania; Cuyahoga Falls, Ohio; London, Ontario, Canada and Monterrey, Mexico.  The Company closed its Columbia, Tennessee, facility and consolidated the production of light wheels into its other facilities during 2002.

Management’s Estimates and Assumptions—The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Revenue Recognition—The Company records sales upon shipment and provides an allowance for estimated discounts associated with customer rebates.

Inventories—Inventories are stated at the lower of cost or market.  Cost for substantially all inventories, except AdM, is determined by the last-in, first-out method (LIFO).  AdM’s inventories are stated at average cost.

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

Deferred Financing Costs—Direct costs incurred in connection with the Recapitalization (see Note 2) and the Credit Agreement (see Note 8) have been deferred and are being amortized over the life of the related debt using the interest method.

Goodwill—Goodwill consists of costs in excess of the net assets acquired in connection with the Phelps Dodge Corporation (“PDC”) acquisition of the Company in March 1988 and the AKW and AdM acquisitions in April 1999 and July 1999, respectively.  Prior to January 1, 2002, goodwill was amortized using the straight-line method over 40 years.  Effective January 1, 2002, the Company adopted Statements of Financial Accounting Standards (“SFAS”) No. 142, “Accounting for Goodwill and Other Intangible Assets”.  As such, the Company no longer amortizes goodwill, but instead tests for impairment at least annually.  See Accounting Standards Adopted.

Long-Lived Assets—The Company evaluates its long-lived assets to be held and used and its identifiable intangible assets for impairment when events or changes in economic circumstances indicate the carrying amount of such assets may not be recoverable.  Long-lived assets to be disposed of are carried at the lower of cost or fair value less the costs of disposal.

Restructuring Reserve—During the second quarter of 2001, the Company approved a plan to close its Columbia, Tennessee facility and consolidate the production of light wheels into its other facilities.  As a result of this plan, during the second quarter of 2001, the Company recognized a pre-tax non-cash restructuring charge of $2,692 for employee separation costs and a loss on disposal of the facility.  Reconciliation of the restructuring liability, as of December 31, 2002, is as follows:

	2001 Provision	Cash Expenditures	Balance December 31, 2001	Cash Expenditures	Non-Cash Write-Offs	Balance December 31, 2002

Employee separation costs	$1,282		$1,282	$1,104	$48	$130

Loss on disposal of facility	1,410		1,410		1,410

	$2,692		$2,692	$1,104	$1,458	$130

As of December 31, 2002, there were 47 employees that had been terminated and provided severance benefits under this restructuring plan.  Remaining employees will be terminated and provided severance in the first quarter of 2003.  The facility is currently held for sale.  See Property, Plant and Equipment Held For Sale.

Pension Plans—The Company has trusteed, non-contributory pension plans covering substantially all U.S. and Canadian employees.  For certain plans, the benefits are based on career average salary and years of service and, for other plans, a fixed amount for each year of service.  The Company’s funding policy provides that payments to the pension trusts shall be at least equal to the minimum legal funding requirements.

Postretirement Benefits Other Than Pensions—The Company has postretirement health care and life insurance benefit plans covering substantially all U.S. non-bargained and Canadian employees.  The Company accounts for these benefits on an accrual basis and provides for the expected cost of such postretirement benefits accrued during the years employees render the necessary service.  The Company’s funding policy provides that payments to participants shall be at least equal to its cash basis obligation.

Postemployment Benefits Other Than Pensions—The Company has certain postemployment benefit plans covering certain U.S. and Canadian employees which provide severance, disability, supplemental health care, life insurance or other welfare benefits.  The Company accounts for these benefits on an accrual basis.  The Company’s funding policy provides that payments to participants shall be at least equal to its cash basis obligation.

Income Taxes—Deferred tax assets and liabilities are computed based on differences between financial statement and income tax bases of assets and liabilities using enacted income tax rates.  Deferred income tax expense or benefit is based on the change in deferred tax assets and liabilities from period to period, subject to an ongoing assessment of realization of deferred tax assets.

Research and Development Costs—Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred.  The amounts charged against income in 2002, 2001, and 2000 totaled $5,335, $5,321 and $6,264, respectively.

Foreign Currency—The assets and liabilities of Accuride Canada and AdM that are receivable or payable in cash are converted at current exchange rates, and inventories and other non-monetary assets and liabilities are converted at historical rates.  Revenues and expenses are converted at average rates in effect for the period.  Accuride Canada’s and AdM’s functional currencies have been determined to be the U.S. dollar.  Accordingly, gains and losses resulting from conversion of such amounts, as well as gains and losses on foreign currency transactions, are included in operating results as “Other income (expense), net.”  The Company had aggregate foreign currency gains (losses) of $1,778, ($822), and $74, for the years ended December 31, 2002, 2001, and 2000, respectively.

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

Derivative Financial Instruments—The Company uses derivative instruments to manage exposures to foreign currency, commodity prices, and interest rate risks.  The Company does not enter into derivative financial instruments for trading or speculative purposes.  The derivative instruments used by the Company include interest rate, foreign exchange, and commodity price instruments.  All derivative instruments are recognized on the balance sheet at their estimated fair value.  See Note 15 for the carrying amounts and estimated fair values of these instruments.

Interest Rate Instruments—The Company uses interest rate swap agreements as a means of fixing the interest rate on portions of the Company’s floating-rate debt.  The interest rate swap is not designated as a hedge for financial reporting purposes and, accordingly, is carried in the financial statements at fair value, with unrealized gains or losses reflected in current period earnings as “Other income (expense), net”.  The settlement amounts from the swap agreement are reported in the financial statements as a component of interest.  The Company uses interest rate cap agreements to set ceilings on the maximum interest rate the Company would incur on portions of the Company’s floating-rate debt.  The interest rate cap is carried in the financial statements at fair value, with unrealized gains or losses reflected in current period earnings as “Other income (expense), net”.  In the event that the cap is exercised, any realized gain would be recorded in the financial statements as a component of interest.

Foreign Exchange Instruments—The Company uses foreign currency forward contracts and options to limit foreign exchange risk on anticipated but not yet committed transactions expected to be denominated in Canadian dollars.  Prior to August 1, 2002, the Company did not designate the forward contracts as hedges for financial reporting purposes and, accordingly, carried these instruments in the financial statements at fair value, with realized and unrealized gains or losses reflected in current period earnings as “Other income (expense), net.”  On August 1, 2002, the Company designated the outstanding forward contracts as cash flow hedges.  Based on historical experience and analysis performed by the Company, management expects that these derivative instruments will be highly effective in offsetting the change in the value of the anticipated transactions being hedged.  As such, unrealized gains or losses are deferred in “Other

Comprehensive Income” with only realized gains or losses reflected in current period earnings as “Cost of Goods Sold”.  However, to the extent that any of these contracts are not perfectly effective, any changes in fair value resulting from ineffectiveness will be immediately recognized in “Cost of Goods Sold”.  The total notional amount of outstanding forward contracts at December 31, 2002 and 2001 was $31,864 and $60,621, respectively.

Commodity Price Instruments—The Company uses commodity price swap contracts to limit exposure to changes in certain raw material prices.  The commodity price instruments are not designated as hedges for financial reporting purposes and, accordingly, are carried in the financial statements at fair value, with realized and unrealized gains and losses reflected in current period earnings as “Other income (expense), net”.  The total notional amount of outstanding commodity price swaps at December 31, 2002 and 2001 was $144 and $2,180 respectively.

The realized and unrealized gain (loss) on the Company’s derivative financial instruments for the year ended December 31 are as follows:

	Interest Rate Instruments		Foreign Exchange Instruments		Commodity Price Instruments
	Realized Gain (loss)	Unrealized Gain (Loss)	Realized Gain (loss)	Unrealized Gain (Loss)	Realized Gain (loss)	Unrealized Gain (Loss)

2002	(5,323)	2,940	166	193	(540)	650
2001	(29)	(3,360)	(7,587)	3,363	(1,919)	(62)
2000	547	—	(691)	(6,621)	1,477	—

Accounting Standards Adopted—Accounting standards adopted during 2002 include Statement of Financial Accounting Standards (SFAS) No. 142, Accounting for Goodwill and Other Intangible Assets, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

SFAS 142—Effective January 1, 2002, the Company adopted Statements of Financial Accounting Standards (“SFAS”) No. 142, “Accounting for Goodwill and Other Intangible Assets”.  This statement requires that goodwill and intangible assets with indefinite useful lives not be amortized but instead be tested for impairment at least annually.  The Company evaluated its goodwill on March 31, 2002, and found it not to be impaired.  Additionally, the Company performed its annual impairment test of Goodwill as of November 30, 2002, and found it not to be impaired.  The Company has no other intangible assets.

The following unaudited financial data illustrates what prior earnings would have been if goodwill had not been amortized for the year ended December 31, 2001, and the related income tax effects:

	For the Year Ended December 31,
	2002	2001

Net income (loss)	$(10,941)	$(33,154)
Add back: Goodwill amortization, net of tax effect		3,552

Adjusted net income (loss)	$(10,941)	$(29,602)

SFAS 144—Effective January 1, 2002, the Company adopted SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed.  During 2002, the Company recorded non-cash asset impairment charges of $2,303 to write down certain assets at the Company’s Monterrey Mexico, and Columbia, Tennessee, facilities.  See Notes 5 and 6.

New Accounting Standards—New accounting standards which could impact the Company include SFAS No. 145, Rescission of FASB Statements No. 4,44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-Amendment of FASB Statement No. 123, and FIN45, Guarantor’s Accounting and Disclosure Requirements for Guarantees.

SFAS 145—On April 30, 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”.  The statement is intended to update, clarify and simplify existing accounting pronouncements.  Management does not believe this statement will have a material effect on its consolidated financial statements.

SFAS 146—On July 30, 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”.  The statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002.  Management does not believe this statement will have a material effect on its consolidated financial statements.

SFAS 148—On December 31, 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.  This statement amends SFAS Statement No. 123, “Accounting for Stock-Based Compensation” and provides alternative methods of transition for a voluntary change to the fair value based methods of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  Management is still evaluating the full effect of this new accounting standard on the financial statements.

The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for the plans; accordingly, since the grant price of the stock options was at least 100% of the fair value at the date of the grant, no compensation expense has been recognized by the Company in connection with the option grants.  Had compensation cost for the plans been determined based on the fair value at the grant dates for awards under the plan consistent with the fair value method of SFAS No. 123, Accounting for Stock-Based Compensation, the effect on the Company’s net income would have been the following:

	Year Ended December 31
	2002	2001	2000

Net income (loss) as reported	$(10,941)	$(33,154)	$2,513

Add: Total stock-based employee compensation expense determined under the intrinsic value based method, net of related tax effects

Deduct: Total stock-based employee compensation expense determined under the fair value based method, net of related tax effects	(200)	(278)	(351)

Pro forma net income (loss)	$(11,141)	$(33,432)	$2,162

FIN45—In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees.  Including Indirect Guarantees of Indebtedness of Others.  FIN 45 requires that upon issuance of certain guarantees, a guarantor must recognize a liability for the fair value of the obligation assumed under the guarantee.  FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements regarding certain guarantees and product warranties.  The recognition provisions of FIN 45 is effective for guarantees issued or modified after December 31, 2002.  The Company does not expect the recognition provisions of FIN 45 to have a material impact on the Company’s financial position or results of operations.

Reclassifications—Certain amounts from prior year’s financial statement have been reclassified to conform to the current year presentation.

2.                    RECAPITALIZATION OF ACCURIDE CORPORATION

The Company entered into a stock subscription and redemption agreement dated November 17, 1997 (the “Agreement” or “Redemption”), with PDC and Hubcap Acquisition L.L.C. (“Hubcap Acquisition”), a Delaware limited liability company formed at the direction of KKR 1996 Fund L.P., a Delaware limited partnership affiliated with Kohlberg Kravis Roberts & Co., L.P. (“KKR”).

Pursuant to the Agreement, effective January 21, 1998, Hubcap Acquisition made an equity investment in the Company of $108,000 in exchange for 90% of the common stock of the Company after the Recapitalization, as described herein.  The Company used the proceeds of this investment, along with $200,000 from the issuance of 9.25% senior subordinated notes at 99.48% of principal value due 2008 and $164,800 in bank borrowings, including $135,000 of borrowings under senior secured term loans due 2005 and 2006 with variable interest rates and $29,800 of borrowings under a $140,000 senior secured revolving line of credit expiring 2004 with a variable interest rate, to redeem $468,000 of common stock (the “Recapitalization”).

Subsequent to the Recapitalization, effective September 30, 1998, PDC sold its remaining interest in the Company to an unrelated third party.

Concurrent with the Agreement, the Company recorded a $18.5 million deferred tax asset related to the increase in the tax basis of assets.  During 2002, management determined that an additional $69.7 million in tax basis should be recognized.  As a result, the Company recorded a $11.7 million increase in deferred tax assets and reduced deferred tax liabilities by $15.4.  The amount recorded, totaling $27.1 million, was recognized in additional paid-in-capital as an adjustment to the recapitalization.

3.                    CONSOLIDATED STATEMENTS OF CASH FLOWS

For the purpose of preparing the Consolidated Statements of Cash Flows, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  Interest paid (net of amounts capitalized of $450, $700 and $1,268) for the years ended December 31, 2002, 2001 and 2000 was $40,941, $40,572 and $39,454, respectively.  The Company received a refund of income taxes of $2,049 for the year ended December 31, 2002, and paid income taxes of $1,682 and $2,129 for the years ended December 31, 2001 and 2000, respectively.  During 2002, the Company recorded a non-cash minimum pension liability adjustment of $7,790, net of tax benefit of $4,981, as a component of Other Comprehensive Loss.

4.                    INVENTORIES

Inventories at December 31 were as follows:

	2002	2001

Raw materials	$4,739	$5,181
Work in process	8,820	9,223
Finished manufactured goods	11,429	15,157
LIFO adjustment	1,069	(454)

Total inventories	$26,057	$29,107

During 2002, 2001 and 2000, certain inventory quantities were reduced, which resulted in liquidations of LIFO inventory layers carried at costs which prevailed in prior years.  For the year ended December 31, 2002, the effect of the liquidation was to increase cost of goods sold by $136 and to decrease net income by $83.  For the years ended December 31, 2001 and 2000, the effect of liquidation was to decrease cost of goods sold by $382 and $178 and to increase net income by $241 and $112, respectively.

5.                    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31 consist of the following:

	2002	2001

Land and land improvements	$5,307	$7,006
Buildings	57,154	62,389
Machinery and equipment	391,509	381,319
	453,970	450,714
Less accumulated depreciation and impairment	242,998	225,200

Property, plant and equipment, net	$210,972	$225,514

During 2002, the Company evaluated its assets and determined $699 of equipment related to a discontinued product line at its Monterrey, Mexico facility to be impaired.  This amount is included in cost of goods sold for the year ended December 31, 2002.

During 2001, the Company evaluated its assets and determined $2,700 of equipment at its Monterrey, Mexico, facility to be impaired.  This amount is included in cost of goods sold for the year ended December 31, 2001.

6.                    PROPERTY, PLANT AND EQUIPMENT HELD FOR SALE

Due to the 2002 closing of the Columbia, Tennessee facility, the vacated facility and paintline have been reported as held for sale.  During 2001 the carrying value of the building was adjusted to fair market value, which was $1,410 lower than net book value (See Restructuring Reserve).  During 2002 the Company evaluated the paintline at the facility and determined $1,604 to be impaired, which is included in cost of goods sold for the year ended December 31, 2002.

Property, plant and equipment held for sale at December 31, 2002 was comprised of the following:

Land and land improvements	$580
Buildings	9,540
Machinery and equipment	200
10,320
Less accumulated depreciation and impairment	5,496

Property, plant and equipment, net	$4,824

7.                    INVESTMENTS IN AFFILIATES

Included in “Equity in earnings of affiliates” is the Company’s 50% interest in the earnings of AOT, Inc. (“AOT”).  The following describes the Company’s investment in this affiliate.

AOT—AOT is a joint venture between the Company and The Goodyear Tire & Rubber Company formed to provide sequenced wheel and tire assemblies for Navistar International Transportation Corporation.  The Company’s investment in AOT at December 31, 2002 and 2001 totaled $3,621 and $3,439, respectively.

In accordance with the agreement between the Company and The Goodyear Tire & Rubber Company, the Company has guaranteed fifty percent of AOT’s outstanding bank debt.  At December 31, 2002 and 2001, the amount of debt guaranteed by the Company totaled $0 and $2,650, respectively.

8.                    LONG-TERM DEBT

Long-term debt at December 31 consists of the following:

	2002	2001

Revolving Credit Advance	$60,000	$50,000
Term A Advance	55,404	55,404
Term B Advance	69,256	69,256
Term C Advance	97,000	97,000
Senior subordinated notes, net of $530 and $635 unamortized discount	189,370	189,265
AdM Term Advance	3,125	15,625
	474,155	476,550

Less current maturities	4,125	12,500

Total	$470,030	$464,050

Bank Borrowing—The Revolving Credit, Term A, Term B and Term C Advances were issued pursuant to the second amended and restated credit agreement (“Credit Agreement”) dated as of July 27, 2001.  The Revolving Credit, Term B and Term C Advances were borrowed by the U.S. Borrower and the Term A Advance was borrowed by Accuride Canada (“Canadian Borrower”).

The Credit Agreement consists of: (i) a $55,404 Term A Advance; (ii) a $69,256 Term B Advance; (iii) a $97,000 Term C Advance; and (iv) up to $100,000 under the revolving credit facility (which may be limited to $87,500 based on certain leverage ratios) and trade letters of credit and standby letters of credit up to an aggregate sub-limit of $20,000.  Letters of credit of $665 and $855 were outstanding at December 31, 2002 and 2001.  Swing line advances may be made up to the lesser of: (1) $10,000; or (2) the aggregate unused revolving credit commitment from time to time.  The borrowings under the Revolving Credit, Term A, Term B and Term C Advances are collectively referred to as the “Bank Borrowings.”

The Company has the option to borrow under the Credit Agreement at the Base Rate or Eurodollar Rate plus an Applicable Margin, as defined in the Credit Agreement.  The Applicable Margin shall be adjusted upon the Company achieving certain leverage ratios and varies by type of borrowing.  At December 31, 2002, the Company had $60,000 outstanding on the revolving credit facility under the Eurodollar Rate option.  The corresponding Eurodollar Rate ranged from 1.44% - 2.25% and the Applicable Margin was 3.25%.  At December 31, 2001, the Company had $15,000 outstanding on the revolving credit facility under the Base Rate option of 4.75% plus the Applicable Margin of 2.25% and $35,000 outstanding on the revolving credit facility under the Eurodollar Rate option.  The corresponding Eurodollar Rate ranged from 2.13% - 2.56% and the Applicable Margin was 3.25%.

The Company’s other Bank Borrowings at December 31, 2002 and 2001 were all borrowed under the Eurodollar Rate option.  At December 31, 2002 the corresponding Eurodollar Rates ranged from 1.94% - 2.25%.  At December 31, 2001 the corresponding Eurodollar Rates ranged from 3.75% - 5.44%, and the Applicable Margin ranged from 3.25% - 4.00%.

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

The Bank Borrowings are guaranteed by all domestic subsidiaries of the U.S. Borrower.  The Term A Advance is guaranteed by the U.S. Borrower.  The Bank Borrowings are collateralized by a valid and perfected first priority interest in 100% of the common stock of each first tier domestic subsidiary of the U.S. Borrower and of the Canadian Borrower, and 66% of all of the U.S. Borrower’s current and future first tier foreign subsidiaries other than the Canadian Borrower.  In addition, the Bank Borrowing are supported by first priority liens on all unencumbered real, personal, tangible and intangible property of the Borrowers.  A negative pledge restricts the imposition of other liens or encumbrances on all of the assets of the Borrowers and their subsidiaries, subject to certain exceptions.

Senior Subordinated Notes—Interest at 9.25% on the senior subordinated notes (the “Notes”) is payable on February 1 and August 1 of each year, commencing on August 1, 1998.  The Notes mature in full on February 1, 2008 and may be redeemed, at the option of the Company, in whole or in part, at any time on or after February 1, 2003 in cash at the redemption prices set forth in the indenture, plus interest.  The Notes are a general unsecured obligation of the Company ranking senior in right of payment to all existing and future subordinated indebtedness of the Company.  The Notes are subordinated to all existing and future senior indebtedness of the Company including indebtedness incurred under the Credit Agreement.  As of December 31, 2002 and 2001 the aggregate principal amount of Notes outstanding was $189,900.

AdM Term Facility—At December 31, 2002 and 2001, AdM had term notes outstanding of $3,125 and $15,625, respectively, under its $25,000 term facility.  Principal is payable quarterly from June 25, 2001 through March 25, 2003.  At December 31, 2002, the interest rate on the term note was based on a Eurodollar rate of 1.50% plus the Applicable Margin of 3.5%.  At December 31, 2001, the interest rate on the term note was based on a Eurodollar rate of 2.15% plus the Applicable Margin of 3.50%.  AdM’s total assets have been assigned as collateral under the terms of the credit agreement.

Under the terms of the Company’s credit agreement and AdM’s credit agreement, there are certain restrictive covenants that limit the payment of cash dividends and establish minimum financial ratios.  The Company is in compliance with all such covenants at December 31, 2002, but is prohibited from paying cash dividends.

Interest Rate Instruments—At December 31, 2002 and 2001, the Company was a party to a 2.73% interest rate cap agreement that expired in January 2003 and was not renewed.  The agreement entitled the Company to receive from the counterparty on a quarterly basis the amount, if any, by which the Company’s interest payments on $120,000 of floating-rate long-term debt exceed 2.73% plus the Applicable Margin.  As of December 31, 2002 and 2001, the interest rate cap had a notional amount of $120,000.

The Company uses interest rate swap agreements to manage its interest rate exposure on portions of its floating-rate debt obligations.  Under the interest rate swap agreement that was in effect as of December 31, 2001, the Company made fixed rate payments at 4.78% and received variable rate payments at the three-month Eurodollar rate.  As of December 31, 2001 the interest rate swap agreement had a notional amount of $100,000, and the corresponding Eurodollar rate was 2.37%.  This interest rate swap agreement was terminated during 2002.  As of December 31, 2002, the Company did not have any open interest rate swap agreements or obligations.

Maturities of long-term debt, including the bond discount, based on minimum scheduled payments as of December 31, 2002, are as follows:

2003	$4,125
2004	61,000
2005	56,404
2006	116,256
2007	47,000
Thereafter	189,900

Total	$474,685

9.                    PENSION PLANS AND OTHER POSTRETIREMENT BENEFIT PLANS

The Company sponsors non-contributory employee defined benefit pension plans covering substantially all U.S. and Canadian employees (the “plans”).  Employees covered under the U.S. salaried plan are eligible to participate upon the completion of one year of service and benefits are determined by their cash balance accounts, which are based on an allocation they earn each year.  Employees covered under the Canadian salaried plan are eligible to participate upon the completion of two years of service and benefits are based upon career average salary and years of service.  Employees covered under the hourly plans are generally eligible to participate at the time of employment and benefits are generally based on a fixed amount for each year of service.  U.S. employees are vested in the plans after five years of service; Canadian hourly employees are vested after two years of service.

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

The components of pension and postretirement benefit cost included the following components:

	Pension Benefits			Other Benefits
	2002	2001	2000	2002	2001	2000

Service cost-benefits earned during the year	$2,504	$2,965	$2,649	$665	$602	$562
Interest cost on projected benefit obligation	3,140	2,957	2,719	1,285	1,106	991
Expected return on plan assets	(4,410)	(4,410)	(3,740)
Prior service cost and other amortization (net)	390	313	300	(127)	(208)	(224)

Net amount charged to income	1,624	1,825	1,928	1,823	1,500	1,329

Curtailment charge	420			5

Total net amount charged to income	$2,044	$1,825	$1,928	$1,828	$1,500	$1,329

During 2002 the Company recorded a curtailment charge of $425 as a result of the termination of certain employees at its Henderson, Kentucky facility.

For 2002 measurement purposes, annual rates of increase in the per capita cost of covered health care benefits were assumed to average 10% for 2002 and 2003 decreasing gradually to 5.0% by 2008 and remaining at that level thereafter, for U.S. plans.  The annual rates of increase in the per capita cost of covered health care benefits for Canadian plans were assumed to average 11% for 2002 and 10% for 2003 decreasing 1% per annum to 5% and remaining at that level thereafter.  The health care cost trend rate assumption has a significant effect on the amounts reported.  A one-percentage point change in assumed health care cost trend rates would have the following effects:

	1-Percentage- Point Increase	1-Percentage- Point Decrease

Effect on total of service and interest cost components	$341	$(277)
Effect on postretirement benefit obligation	2,952	(2,546)

Assumptions used to develop the net periodic pension cost and other postretirement benefit cost and to value pension obligations as of December 31 were as follows:

	Pension Benefits		Other Benefits
	2002	2001	2002	2001

Discount rate	6.50%	7.00%	6.50%	7.00%
Rate of increase in future compensation levels	4.00%	4.00%	4.00%	4.00	%**
Expected long-term rate of return on assets	9.00%	9.00%*	N/A	N/A

*                                         A 10.0% return on assets assumption was used for the Canadian plans.

**                                  A 3.5% increase in future compensation assumption was used for the Canadian  plans.

The following table sets forth the change in benefit obligation, change in plan assets, funded status of the pension plan, and net asset (liability) recognized in the Company’s balance sheet at December 31, 2002 and 2001:

	Pension Benefits		Other Benefits
	2002	2001	2002	2001

Change in benefit obligation:
Benefit obligation at beginning of year	$45,791	$40,862	$18,668	$15,582
Service cost	2,504	2,965	665	602
Interest cost	3,140	2,957	1,285	1,106
Amendments	3,357			321
Actuarial loss	1,007	2,649	1,620	1,723
Effect of curtailments	(683)		(167)
Currency translation adjustment	323	(1,600)	67	(310)
Benefits paid	(2,035)	(2,042)	(517)	(356)
Benefit obligation at end of year	53,404	45,791	21,620	18,668

Change in plan assets:
Fair value of assets at beginning of year	44,162	43,935
Actual return on plan assets	(1,845)	(377)
Employer contribution	4,758	4,454	517	356
Currency translation adjustment	378	(1,808)
Benefits paid	(2,035)	(2,042)	(517)	(356)
Fair value of assets at end of year	45,418	44,162

Unfunded status	(7,986)	(1,629)	(21,620)	(18,668)
Unrecognized actuarial loss	17,273	10,586	5,201	3,859
Unrecognized prior service cost (benefit)	5,110	2,316	(1,562)	(1,806)
Unrecognized net obligation	264	285

Net amount recognized	$14,661	$11,558	$(17,981)	$(16,615)

Amounts recognized in the statement of financial position:
Prepaid benefit cost	$15,147	$12,496
Accrued benefit liability	(18,697)	(938)
Intangible asset	5,440
Accumulated other comprehensive loss	12,771

Net amount recognized	$14,661	$11,558

The pension plans were valued as of December 31 (December 1 for Accuride Union Plan for 2001) for both 2002 and 2001.  The obligations were projected to and the assets were valued as of the end of 2002 and 2001.  The plan assets are invested in a diversified portfolio of stocks, bonds and cash or cash equivalents.

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $44,792, $44,060 and $36,775, respectively, as of December 31, 2002 and $18,654, $17,659 and $13,469, respectively, as of December 31, 2001.

The Company intends to fund at least the minimum amount required under the Employee Retirement Income Security Act of 1974, as amended, for U.S. plans, or in the case of Accuride Canada, the minimum legal requirements in Canada.

The Company also provides a 401(k) savings plan and a profit sharing plan for substantially all U.S. salaried employees.  Select employees may also participate in a supplemental savings plan.  Expense associated with these plans for the years ended December 31, 2002, 2001 and 2000 totaled $1,391, $1,108, and $1,755, respectively.

10.             INCOME TAXES

The income tax provision (benefit) from continuing operations before extraordinary item for the years ended December 31 is as follows:

	2002	2001	2000

Current:
Federal	$(7,697)		$367
State	77	$415	845
Foreign	(435)	689	2,549

	(8,055)	1,104	3,761

Deferred:
Federal	6,158	(13,745)	4,645
State	(1,410)	(2,455)	(375)
Foreign	1,782	(1,712)	(3,670)
Valuation allowance	7,364	2,972

	13,894	(14,940)	600

Total	$5,839	$(13,836)	$4,361

A reconciliation of the U.S. statutory tax rate to the Company’s effective tax rate (benefit) for the years ended December 31, is as follows:

	2002	2001	2000

Statutory tax rate	(35.0)%	(35.0% )	35.0%
State and local income taxes (benefit)	(1.6)	(5.3)	2.6
Incremental international tax (benefit)	6.2	(2.8)	18.7
Goodwill		2.0	17.0
Change in state tax rates		0.6
Change in valuation allowance	144.3	6.3
Other items, net	0.6	4.7	9.3

Effective tax rate (benefit)	114.5%	(29.5)%	82.6%

Deferred income tax assets and liabilities comprised the following at December 31:

	2002	2001

Deferred tax assets:
Depreciation and amortization	$17,596	$10,173
Postretirement and postemployment benefits	7,170	5,611
Other	4,251	8,333
Foreign tax credit	6,626	736
Alternative minimum tax credit	1,018	1,018
Loss carryforwards	27,208	31,209
Valuation allowance	(10,336)	(2,972)

Total deferred tax assets	53,533	54,108

Deferred tax liabilities:
Asset basis and depreciation	14,970	28,901
Pension costs	1,264	4,006
Inventories	1,304	1,880
Other	9,569	10,172

Total deferred tax liabilities	27,107	44,959

Net deferred tax assets	26,426	9,149
Current deferred tax asset	1,523	6,219

Long-term deferred income tax asset - net	$24,903	$2,930

The Company’s net operating loss, available in various tax jurisdictions at December 31, 2002 will expire in various periods over the next 20 years.  The foreign tax credit carryforward will expire in 2003.  The alternative minimum tax credit carryforward and the Canadian capital loss carryforward do not expire.  Realization of deferred tax assets is dependent upon taxable income within the carryforward periods available under the applicable tax laws.  Although realization of deferred tax assets in excess of deferred tax liabilities is not certain, management has concluded that it is more likely than not the Company will realize the full benefit of deferred tax assets, except for a valuation allowance related to loss carryforwards and foreign tax credits.

Pursuant to the Job Creation and Worker Assistance Act of 2002, a temporary incentive was added to the Internal Revenue Code to allow for a 5 year net operating loss carryback for fiscal years ending in 2002 and 2001.  The Company will elect to carry back its 2002 net operating loss to the 1998 pre-acquisition tax year, referred to herein as the “Pre-acquisition Period” (see Note 2).  Phelps Dodge has agreed to permit the Company to carry back the 2002 net operating loss into the Pre-acquisition Period.

While Phelps Dodge did not pay any regular income tax in 1998 due to the utilization of foreign tax credits, it did incur alternative minimum tax.  Therefore, the tax refund of approximately $7.8 million representing 20% of the alternative minimum tax net operating loss has been recorded as a current tax benefit.  As the regular tax net operating loss utilized in the pre-acquisition period will not result in an income tax benefit, the Company recorded approximately $7.8 million of deferred tax expense.

The Company intends to permanently reinvest the undistributed earnings of Accuride Canada.  Accordingly, no provision for U.S. income taxes has been made for such earnings.  At December 31, 2002 Accuride Canada has $9.7 million of cumulative retained earnings.

At December 31, 2002, AdM had no cumulative retained earnings.  The Company previously treated undistributed earnings as permanently reinvested.  Accordingly, no provision for U.S. income taxes has ever been made for such earnings.

11.             STOCK PURCHASE AND OPTION PLAN

Effective January 21, 1998, the Company adopted the 1998 Stock Purchase and Option Plan for key employees of Accuride Corporation and subsidiaries (the “1998 Plan”).

The 1998 Plan provides for the issuance of shares of authorized but unissued or reacquired shares of common stock subject to adjustment to reflect certain events such as stock dividends, stock splits, recapitalizations, mergers or reorganizations of or by the Company.  The 1998 Plan is intended to assist the Company in attracting and retaining employees of outstanding ability and to promote the identification of their interests with those of the stockholders of the Company.  The 1998 Plan permits the issuance of common stock (the “1998 Plan-Purchase Stock”) and the grant of non-qualified stock options (the “1998 Plan-Options”) to purchase shares of common stock (the issuance of 1998 Plan Purchase Stock and the grant of the 1998 Plan Options pursuant to the 1998 Plan being a “1998 Plan Grant”).  Unless sooner terminated by the Company’s Board of Directors, the 1998 Plan will expire ten years after adoption.  Such termination will not affect the validity of any 1998 Plan Grant outstanding on the date of the termination.

Pursuant to the original 1998 Plan, 2,667 shares of common stock of the Company were reserved for issuance under such plan.  In May 2002, an amendment to the Stock Purchase and Option Plan was passed, that increased the reserved for issuance under the plan to 3,247 shares.

1998 Plan-Purchase Stock—At December 31, 2002, the Company had issued 922 shares of common stock under the 1998 Plan Purchase Stock totaling $4,621 under the terms of stock subscription agreements with various management personnel of the Company.  During 2002 and 2001, respectively, 0 shares and 41 shares were repurchased as treasury stock at a cost of $0 and $230.  The unpaid principal balance of $121 under the stock subscription agreements has been recorded as a reduction of stockholders’ equity.

1998 Plan-Options—The following is an analysis of stock option activity pursuant to the 1998 Plan for each of the last two years ended December 31 and the stock options outstanding at the end of the respective year:

	Year ended December 31,
	2002		2001		2000
	Options	Weighted Average Price	Options	Weighted Average Price	Options	Weighted Average Price

Outstanding, beginning of year	1,229	$5,017	1,648	$5,014	1,669	$5,000

Granted	1,572	$1,750			95	$5,250
Cancelled	—	—	(309)	$5,000
Forfeited or expired	(432)	$5,003	(110)	$5,006	(116)	$5,000

Outstanding at end of year	2,369	$2,851	1,229	$5,017	1,648	$5,014

Options exercisable at end of year	1,108	$3,858	952	$5,012	865	$5,010

All originally issued time options vest in equal installments over a five-year period from the date of the grant.  Subsequently issued time options vest over a four-year period.  Performance options vest after approximately eight years, or can vest at an accelerated rate if the Company meets certain performance objectives.  As of December 31, 2002, options outstanding have an exercise price ranging between $1,750 and $5,250 per share and a weighted average remaining contractual life of 8.2 years.

In 2001, the Company offered eligible employees the opportunity to exchange performance options with an exercise price of $5,000 per share or more that were scheduled to vest in 2001 and 2002 for new options which the Company granted in 2002 under the 1998 Plan.  The new options will vest over a period of four years and have an exercise price of $1,750.  In April 2002, the Company issued 179.3 options at $1,750 pursuant to the exchange agreement executed in October, 2001.

The weighted average fair value of options granted in 2002 was $1,420.  The fair value of the option grants is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield equaling 0%, risk-free interest rates ranging from 4.15% - 4.24%, expected volatilities assumed to be 0% and expected lives of approximately 5 years.  The weighted average fair value of options granted in 2000 was $3,745.  The fair value of the option grants is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield equaling 0%, risk-free interest rates ranging from 4.90% - 6.60%, expected volatilities assumed to be 0% and expected lives of approximately 7 years.  The pro forma amounts are not representative of the effects on reported net income for future years.

12.             COMMITMENTS

The Company leases certain plant, office space and equipment for varying periods.  Management expects that in the normal course of business, leases will be renewed or replaced by other leases.

Rent expense for the years ended December 31, 2002, 2001 and 2000 was $2,443, $2,372 and $3,072, respectively.  Future minimum lease payments for all noncancelable operating leases having a remaining term in excess of one year at December 31, 2002 are as follows:

2003	$1,843
2004	1,286
2005	1,142
2006	946
2007	883
Thereafter	1,586

Total	$7,686

13.             CONTINGENCIES

The Company is from time to time involved in various legal proceedings of a character normally incident to its business.  Management does not believe that the outcome of these proceedings will have a material adverse effect on the consolidated financial condition or results of operations of the Company.

The Company’s operations are subject to federal, state and local environmental laws, rules and regulations.  Pursuant to the Recapitalization of the Company on January 21, 1998, the Company was

indemnified by PDC with respect to certain environmental liabilities at its Henderson and London facilities, subject to certain limitations.  Pursuant to the AKW acquisition agreement on April 1, 1999, in which Accuride purchased Kaiser Aluminum and Chemical Corporation’s (“Kaiser”) 50% interest in AKW, the Company has been indemnified by Kaiser with respect to certain environmental liabilities relating to the facilities leased by AKW.  On February 12, 2002, Kaiser filed a voluntary petition in the

United States Bankruptcy Court for the District of Delaware for reorganization under Chapter 11 of the United States Bankruptcy Code which could limit the Company’s ability to receive indemnification amounts, if necessary, from Kaiser.  Management does not believe that the outcome of any environmental proceedings will have a material adverse effect on the consolidated financial condition or results of operations of the Company.

14.             SEGMENT REPORTING

The Company operates in one business segment: the design, manufacture and distribution of wheels and rims for trucks, trailers, and other vehicles.

Geographic Segments—The Company has operations in the United States, Canada, and Mexico which are summarized below.

2002	United States	Canada	Mexico	Eliminations	Combined
Net sales:
Sales to unaffiliated customers - domestic	$271,329	$12,206	$34,910		$318,445
Sales to unaffiliated customers - export	25,103		2,001		27,104
Total	$296,432	$12,206	$36,911		$345,549

Long-lived assets	$352,457	$131,843	$37,272	$(165,021)	$356,551

2001	United States	Canada	Mexico	Eliminations	Combined

Net sales:
Sales to unaffiliated customers - domestic	$258,754	$10,532	$35,337		$304,623
Sales to unaffiliated customers - export	21,983		5,465		27,448
Total	$280,737	$10,532	$40,802		$332,071

Long-lived assets	$378,184	$108,191	$40,995	$(153,137)	$374,233

2000	United States	Canada	Mexico	Eliminations	Combined

Net sales:
Sales to unaffiliated customers - domestic	$398,369	$11,826	$31,499		$441,694
Sales to unaffiliated customers - export	29,853		4,257		34,110
Total	$428,222	$11,826	$35,756		$475,804

Long-lived assets	$383,060	$104,475	$46,113	$(145,021)	$388,627

Sales to three customers exceed 10% of total net sales for the years ended December 31, as follows:

	2002		2001		2000
	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales

Customer one	$66,576	19.2%	$41,073	12.4%	$71,604	15.1%
Customer two	57,386	16.6%	70,830	21.3%	96,518	20.3%
Customer three	45,464	13.2%	40,171	12.1%	58,488	12.3%

	$169,426	49.0%	$152,074	45.8%	$226,610	47.7%

Each geographic segment made sales to all three major customers in 2002.

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

The carrying amounts of cash and cash equivalents, trade receivables, and accounts payable approximate fair value because of the relatively short maturity of these instruments.  The carrying amounts and related estimated fair values for the Company’s remaining financial instruments are as follows:

	December 31, 2002		December 31, 2001
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Assets
Interest Rate Cap			$292	$292
Commodity Price Contracts	$47	$47

Liabilities
Interest Rate Swap	$3,232	$3,232
Foreign Exchange Forward Contracts	$114	$114	$913	$913
Commodity Price Contracts	$9	$9	$612	$612
Total Debt	$474,155	$368,265	$476,550	$353,792

Fair values relating to derivative financial instruments reflect the estimated amounts that the Company would receive or pay to terminate the contracts at the reporting date based on quoted market prices of comparable contracts as of December 31.

The fair value of the Company’s long-term debt has been determined on the basis of the specific securities issued and outstanding.  All of the Company’s long-term debt is at variable rates at December 31, 2002 and 2001 except for the senior subordinated notes which have a fixed interest rate of 9.25% (see Note 8).

16.             RELATED PARTY TRANSACTIONS

Effective January 21, 1998, the Company and KKR entered into a management agreement providing for the performance by KKR of certain management, consulting and financial services for the Company.  The Company expensed approximately $600 in each of the three years ended December 31, 2002, pursuant to such management agreement.  As of December 31, 2002, the Company had recorded a Prepaid Expense of $150 to KKR for these services.

17.             QUARTERLY DATA (Unaudited)

The following table sets forth certain quarterly income statement information of the Company for the fiscal years ended December 31, 2002, 2001 and 2000:

	2002
(Dollars in Thousands)	Q1	Q2	Q3	Q4	Total

Net sales	77,804	94,585	92,972	80,188	345,549
Gross profit	12,158	19,347	19,049	10,542	61,096
Operating expenses	7,167	7,138	6,652	4,836	25,793
Income from operations	4,991	12,209	12,397	5,706	35,303
Equity earnings (loss) of affiliates	39	66	111	(34)	182
Other expense(1)	(9,059)	(8,372)	(14,128)	(9,028)	(40,587)
Net income (loss)	(3,374)	1,977	(594)	(8,950)	(10,941)

	2001
(Dollars in Thousands)	Q1	Q2	Q3	Q4	Total

Net sales	$90,931	$92,056	$77,714	$71,370	$332,071
Gross profit	8,946	11,907	9,779	5,702	36,334
Operating expenses	7,257	10,220	7,706	8,355	33,538
Income (loss) from operations	1,689	1,687	2,073	(2,653)	2,796
Equity earnings of affiliates	120	70	28	32	250
Other expense(1)	(13,028)	(6,765)	(17,756)	(12,487)	(50,036)
Net loss	(7,194)	(4,951)	(10,305)	(10,704)	(33,154)

	2000
(Dollars in Thousands)	Q1	Q2	Q3	Q4	Total

Net sales	$143,368	$136,956	$104,403	$91,077	$475,804
Gross profit	31,742	27,580	17,189	6,061	82,572
Operating expenses	8,400	9,915	6,435	8,099	32,849
Income (loss) from operations	23,342	17,665	10,754	(2,038)	49,723
Equity earnings of affiliates	126	113	118	98	455
Other expense(1)	(10,776)	(12,770)	(12,920)	(8,433)	(44,899)
Income (loss) before
extraordinary gain	7,361	2,906	(1,189)	(8,160)	918
Net income (loss)	7,361	2,906	(1,189)	(6,565)	2,513

(1)   Included in other expense are interest income, interest expense, and other income (expense), net.

******

Schedule II

Accuride Corporation
Valuation and Qualifying Accounts and Reserves

	Balance at beginning of period	Charges (credits) to costs and Expenses	Recoveries	Write- Offs	Balance at end of period

Reserves deducted in balance sheet from the asset to which Applicable:

Accounts Receivable:

December 31, 2000	462	293	79	(28)	806

December 31, 2001	806	1,035	275	(668)	1,448

December 31, 2002	1,448	(169)	378	(293)	1,364

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 21, 2003

ACCURIDE CORPORATION
By:
/s/ Terrence J. Keating
Terrence J. Keating
President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Terrence J. Keating	President and Chief Executive Officer (Principal Executive Officer)and Director	March 21, 2003
Terrence J. Keating

/s/ John R. Murphy	Executive Vice President/Chief Financial Officer, Secretary and Chief Financial Officer (Principal Financial and Accounting Officer)	March 21, 2003
John R. Murphy

/s/ James H. Greene, Jr..	Director	March 21, 2003
James H. Greene, Jr

/s/ Frederick M. Goltz	Director	March 21, 2003
Frederick M. Goltz

/s/ Todd A. Fisher	Director	March 21, 2003
Todd A. Fisher

CERTIFICATION

I, Terrence J. Keating, certify that:

1. I have reviewed this annual report on Form 10-K of Accuride Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003

/s/ Terrence J. Keating
Terrence J. Keating
President and Chief Executive Officer

CERTIFICATION

I, John R. Murphy, certify that:

1. I have reviewed this annual report on Form 10-K of Accuride Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003

/s/ John R. Murphy
John R. Murphy
Executive Vice President - Finance and Chief Financial Officer