Form 10-K/A
period 2002-12-31
ACCURIDE CORP
filed 2003-04-01
CIK 817979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Note

This Amendment No. 1 amends the Annual Report on Form 10-K of Accuride Corporation (the “Company”) for the fiscal year ended December 31, 2002, which was originally filed with the Securities and Exchange Commission on March 21, 2003 (the “Annual Report”), to delete language from the header on Page F-1 entitled the “Independent Auditors’ Report” in the financial statements of the Company included in the Annual Report which reads: “PRELIMINARY DRAFT - FOR DISCUSSION PURPOSES ONLY.”  The Company inadvertently failed to omit the header from this page of the financial statements prior to filing the Annual Report with the Commission on March 21, 2003.  The Company is also amending this Annual Report to update the Exhibit list of Item 15 to reflect documents filed with this Amendment No. 1.

For the convenience of the reader, this Amendment No. 1 amends and restates in its entirety Item 15 of the Annual Report.  This Amendment No. 1 continues to speak as of the date of the original Annual Report, and the Company has not updated the disclosures contained therein to reflect any events which occurred at a later date.

In addition, as required by Rule 12b-15, promulgated under the Securities Exchange Act of 1934, the registrant’s principal executive officer and principal financial officer are providing new Rule 15d-14 certifications in connection with this Amendment No. 1 and are also furnishing, but not filing, written statements pursuant to Title 18 United States Code Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.  The Exhibit section has also been revised to include an update to the Independent Auditor’s Consent.  Except as described above, no other changes have been made to the Annual Report.

The filing of this Amendment No. 1 shall not be deemed an admission that the original filing, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

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
(1) 10.11

Second amendment to lease agreement between AKW (as successor to Kaiser Aluminum and Chemical Corporation) and Sarum Management (as successor to the Bell Company) regarding the property in Cuyahoga Falls, Ohio.

*10.12	Purchase Agreement, dated as of January 15, 1998, between Accuride Corporation and BT Alex. Brown Incorporated, Citicorp Securities, Inc., and J.P. Morgan Securities Inc.
**10.13	Lease Agreement dated October 26, 1998, by and between Accuride Corporation and Woodward, LLC. regarding the Evansville, Indiana, office space.
(1) 10.14	Second Addendum to lease agreement between Accuride and Woodward, LLC regarding the Evansville office space.
***10.15	Purchase Agreement dated April 1, 1999, between the Company, Accuride Ventures, Inc. (the Company’s wholly-owned subsidiary) and Kaiser.
***10.16	Amended and Restated Lease Agreement dated April 1, 1999, between AKW, L.P. and Kaiser.
****10.17

Amended and Restated Credit Agreement, dated April 16, 1999, between the Company, Citicorp USA, Inc., as administrative agent, Salomon Smith Barney, Inc., as arranger, Bankers Trust Company as syndication agent, and Wells Fargo Bank, N.A. as the documentation agent.

****10.18	Amended and Restated Pledge Agreement dated April 16, 1999, between the Company, Accuride Canada, Inc., and Accuride Ventures, Inc. as pledgors and Citicorp USA, Inc., as administrative agent.
*****10.19	Purchase Agreement dated July 16, 1999 between the Company and Industria Automotriz, S.A. de C.V.
*****10.20	Amended and Restated Completion Guarantee dated July 16, 1999 between the Company, Accuride de Mexico, S.A. de C.V., Citibank Mexico, S.A. and Grupo Financiero Citibank.
*10.21	Amendment dated December 31, 1999 between the Company, Accuride de Mexico, S.A. de C.V., Citibank Mexico, S.A. and Grupo Financiero Citibank.
Ñ*10.22	Amended and Restated Supplemental Savings Plan dated January 1, 1998.
******10.23	Amendment dated March 31, 2000 between the Company, Accuride de Mexico, S.A. de C.V., Citibank Mexico, S.A. and Grupo Financiero Citibank.
******10.24	Amendment dated December 14, 2000 between the Company, Accuride de Mexico, S.A. de C.V., Citibank Mexico, S.A. and Grupo Financiero Citibank.
******10.25	Joint Marketing Agreement between the Company and Gianetti Ruote SpA.
******10.26	Technology Cross License Agreement between the Company and Gianetti Ruote SpA.
*******10.27	Second Amended and Restated Credit Agreement
*******10.28	Second Amended and Restated Pledge Agreement
*******10.29	Security Agreement between the Company, Accuride Canada, Inc., and Citicorp USA, Inc.
*******10.30	Security Agreement between Accuride Canada, Inc., and Citicorp USA, Inc.
Ñ ******** 10.31	Form of Change-In-Control Agreement (Tier I employees)
Ñ ********10.32	Form of Change-In-Control Agreement (Tier II employees)
Ñ ********10.33	Form of Change-In-Control Agreement (Tier III employees)
(1) 10.34	Accuride Code of Conduct
(1) 21.1	Subsidiaries of Accuride Corporation.
(1) 23.1	Consent of Deloitte & Touche LLP.
(2) 23.2	Consent of Deloitte & Touche LLP related to this Amendment No. 1 to the Annual Report on Form 10-K/A.
(1) 99.1	Section 906 Certification of Terrence J. Keating in connection with the Annual Report on Form 10-K of Accuride Corporation for the fiscal year ended December 31, 2002.
(1) 99.2	Section 906 Certification of John R. Murphy in connection with the Annual Report on Form 10-K of Accuride Corporation for the fiscal year ended December 31, 2002.
(2) 99.3	Section 906 Certification of Terrence J. Keating in connection with the Annual Report on Form 10-K/A of Accuride Corporation for the fiscal year ended December 31, 2002, as amended.
(2) 99.4	Section 906 Certification of John R. Murphy in connection with the Annual Report on Form 10-K/A of Accuride Corporation for the fiscal year ended December 31, 2002, as amended.

(1)	Previously filed as an exhibit to the Form 10-K filed on March 21, 2003 and incorporated herein by reference.
*	Previously filed as an exhibit to the Form S-4 effective July 23, 1998 (Reg. No. 333-50239) and incorporated herein by reference.
**	Previously filed as an exhibit to the Form 10-K filed on March 30, 1999 and incorporated herein by reference.
***	Previously filed as an exhibit to the Form 8-K filed on April 12, 1999 and incorporated herein by reference.
****	Previously filed as an exhibit to the Form 10-Q for the quarterly period ended March 31, 1999 and incorporated herein by reference.
*****	Previously filed as an exhibit to the Form 10-Q for the quarterly period ended June 30, 1999 and incorporated herein by reference.
Ñ	Management contract for compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.
******	Previously filed as an exhibit to the Form 10-K filed on March 26, 2001 and incorporated herein by reference.
*******	Previously filed as an exhibit to the Form 10-Q filed on August 9, 2001 and incorporated herein by reference.
********	Previously filed as an exhibit to the Form 10-K filed on March 11, 2002 and incorporated herein by reference.
^	Previously filed as an exhibit to the Form 10-Q for the quarterly period ended June 30, 2002 and incorporated herein by reference.
(2)	Filed herein.

(b)           Reports on Form 8-K.  The Company did not file any reports on Form 8-K during the last quarter of the 2002 fiscal year.

5

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

******

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 1, 2003

Accuride Corporation
By:
/s/ Terrence J. Keating
Terrence J. Keating
President and Chief Executive Officer

CERTIFICATION

I, Terrence J. Keating, certify that:

1. I have reviewed this Amendment No. 1 to the annual report on Form 10-K/A of Accuride Corporation (hereinafter, this “annual report”);

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

Date: April 1, 2003

/s/ Terrence J. Keating
Terrence J. Keating
President and Chief Executive Officer

CERTIFICATION

I, John R. Murphy, certify that:

1. I have reviewed this Amendment No. 1 to the annual report on Form 10-K/A of Accuride Corporation (hereinafter, this “annual report”);

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

Date: April 1, 2003

/s/ John R. Murphy
John R. Murphy
Executive Vice President - Finance and Chief Financial Officer