Form 10-Q
period 2003-03-31
ACCURIDE CORP
filed 2003-05-14
CIK 817979

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003.

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

As of April 30, 2003, 24,796 shares of Accuride Corporation common stock, par value $.01 per share, were outstanding.

ACCURIDE CORPORATION

PART I. FINANCIAL INFORMATION

Item I. Financial Statements

ACCURIDE CORPORATION

CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$41,206	$41,266
Customer receivables, net of allowance for doubtful accounts of $1,206 and $1,364	35,608	29,494
Other receivables	4,480	3,466
Inventories, net	30,842	26,057
Supplies	9,449	9,004
Deferred income taxes	3,609	1,523
Income taxes receivable	7,711	7,963
Prepaid expenses and other current assets	3,351	1,330
Total current assets	136,256	120,103

PROPERTY, PLANT AND EQUIPMENT, NET	207,426	210,972

OTHER ASSETS:
Goodwill	123,197	123,197
Investment in affiliates	3,802	3,621
Deferred financing costs, net of accumulated amortization of $9,422 and $8,949	5,881	6,354
Deferred income taxes	21,887	24,903
Pension benefit plan asset	23,308	20,587
Property, plant and equipment held for sale, net	4,824	4,824
Other	204	606

TOTAL	$526,785	$515,167

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable	$32,060	$28,582
Current portion of long-term debt	81,000	4,125
Accrued payroll and compensation	6,994	12,201
Accrued interest payable	5,964	10,796
Accrued and other liabilities	5,717	5,546
Total current liabilities	131,735	61,250

LONG-TERM DEBT, less current portion	409,056	470,030

OTHER POSTRETIREMENT BENEFIT PLAN LIABILITY	18,893	17,981

PENSION BENEFIT PLAN LIABILITY	19,602	18,697

OTHER LIABILITIES	353	458

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIENCY):
Preferred stock, $.01 par value; 5,000 shares authorized and unissued
Common stock and additional paid in capital, $.01 par value; 45,000 shares authorized, 24,923 shares issued; 24,796 outstanding	52,065	52,065
Treasury stock, 127 shares at cost	(735)	(735)
Stock subscriptions receivable	(46)	(121)
Accumulated other comprehensive income (loss)	(6,697)	(7,597)
Retained earnings (deficit)	(97,441)	(96,861)
Total stockholders’ equity (deficiency)	(52,854)	(53,249)
TOTAL	$526,785	$515,167

See notes to unaudited consolidated financial statements

ACCURIDE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(DOLLARS IN THOUSANDS)

(UNAUDITED)

	Three Months Ended March 31,
	2003	2002

NET SALES	$88,248	$77,804

COST OF GOODS SOLD	72,627	66,077

GROSS PROFIT	15,621	11,727

OPERATING:
Selling, general and administrative	5,889	6,736

INCOME FROM OPERATIONS	9,732	4,991

OTHER INCOME (EXPENSE):
Interest income	72	90
Interest (expense)	(8,912)	(10,014)
Equity in earnings of affiliates	181	39
Other income (expense), net	(613)	865

INCOME (LOSS) BEFORE INCOME TAXES	460	(4,029)

INCOME TAX PROVISION (BENEFIT)	1,038	(655)

NET INCOME (LOSS)	$(578)	$(3,374)

See notes to unaudited consolidated financial statements.

ACCURIDE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

(DOLLARS IN THOUSANDS)

(UNAUDITED)

	Comprehensive Income (Loss)	Common Stock and Additional Paid in Capital	Treasury Stock	Stock Subscriptions Receivable	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Stockholders’ Equity (Deficiency)

BALANCE AT JANUARY 1, 2003		$52,056	$(735)	$(121)	$(7,597)	$(96,861)	$(53,249)

Net Income (Loss)	$(578)					(578)	(578)

Proceeds from stock subscriptions receivable		—	—	75		—	75

Other comprehensive income (loss); unrealized gains on foreign currency hedges (net of tax)	898				898		898

Comprehensive income (loss)	$320

BALANCE AT MARCH 31, 2003		$52,065	$(735)	$(46)	$(6,699)	$(97,439)	$(52,854)

See notes to unaudited consolidated financial statements

ACCURIDE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

(UNAUDITED)

	Three Months Ended March 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(578)	$(3,374)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	6,856	7,109
Amortization	631	586
Deferred income taxes	928	(1,514)
Equity in earnings of affiliates	(181)	(39)
Changes in certain assets and liabilities:
Receivables	(7,128)	(14,666)
Inventories and supplies	(5,230)	(1,588)
Prepaid expenses and other assets	(4,326)	(583)
Accounts payable	3,478	(1,600)
Accrued and other liabilities	(7,149)	(6,713)
Net cash provided by (used in) operating activities	(12,699)	(22,382)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(3,268)	(650)
Capitalized interest	(43)	(76)
Net cash used in investing activities	(3,311)	(726)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in revolving credit advance	20,000	10,000
Payments on long-term debt	(4,125)	(3,125)
Proceeds from stock subscriptions receivable	75	270
Net cash provided by (used in) financing activities	15,950	7,145

Increase (decrease) in cash and cash equivalents	(60)	(15,963)
Cash and cash equivalents, beginning of period	41,266	47,708
Cash and cash equivalents, end of period	$41,206	$31,745

See notes to unaudited consolidated financial statements

ACCURIDE CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

AS OF MARCH 31, 2003 AND DECEMBER 31, 2002 AND FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

Note 1 – Basis of Presentation – The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, except that the unaudited consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  However, in the opinion of Accuride Corporation (“Accuride” or the “Company”), all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the consolidated financial statements have been included.

The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003.  The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto disclosed in Accuride’s Annual Report on Form 10-K for the year ended December 31, 2002.

Management’s Estimates and Assumptions - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Reclassifications – Certain amounts from prior year’s financial statement have been reclassified to conform to the current year presentation.

Note 2 – Accounting Change

SFAS 145—On April 30, 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”.  The statement is intended to update, clarify and simplify existing accounting pronouncements.  The adoption of this statement had no effect on the Company’s financial statements.

SFAS 146—On July 30, 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”.  The statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002.  The adoption of this statement had no effect on the Company’s financial statements.

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

The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for the plans; accordingly, since the grant price of the stock options was at least 100% of the fair value at the date of the grant, no compensation expense has been recognized by the Company in connection with the option grants.  Had compensation cost for the plans been determined based on the fair value at the grant dates for awards under the plan consistent with the fair value method of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, the effect on the Company’s net income (loss) would have been the following:

	For the Three Months Ended March 31
	2003	2002
Net income (loss) as reported	$(578)	$(3,374)

Add: Total stock-based employee compensation expense determined under the intrinsic value based method, net of related tax effects

Deduct: Total stock-based employee compensation expense determined under the fair value based method, net of related tax effects	(19)	(31)

Pro forma net income (loss)	$(597)	$(3,405)

FIN45—In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees.  Including Indirect Guarantees of Indebtedness of Others.  FIN 45 requires that upon issuance of certain guarantees, a guarantor must recognize a liability for the fair value of the obligation assumed under the guarantee.  FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements regarding certain guarantees and product warranties.  The recognition provisions of FIN 45 is effective for guarantees issued or modified after December 31, 2002.  The adoption of Interpretation No. 45 had no effect on the Company’s financial statements.

Note 3 – Inventories – Inventories were as follows:

	For the Three Months Ended March 31
	2003	2002
Raw Materials	$3,836	$4,739
Work in Process	12,730	8,820
Finished Manufactured Goods	12,405	11,429
LIFO Adjustment	1,871	1,069

Inventories, net	$30,842	$26,057

Note 4 – Accounting for Derivatives and Hedging Activities – The Company uses derivative financial instruments as part of its overall risk management strategy as further described under Item 7A of the 2002 Annual Report on Form 10-K.  The derivative instruments used by the Company from time to time include interest rate, foreign exchange, and commodity price instruments.  All derivative instruments are recognized on the balance sheet at their estimated fair value.

Foreign Exchange Instruments - The Company is currently using foreign currency forward contracts to limit foreign exchange risk on anticipated but not yet committed transactions expected to be denominated in Canadian dollars.  These forward contracts are designated as cash flow hedges and management expects that these derivative instruments will be highly effective.  As such, unrealized gains or losses will be deferred in Other Comprehensive Income (See Note 7) with only realized gains or losses reflected in current period earnings as “Cost of Goods Sold”.  However, to the extent that any of these contracts are not perfectly effective in offsetting the change in the value of the anticipated transactions being hedged, any changes in fair value relating to the ineffective portion of these contracts will be immediately recognized in “Cost of Goods Sold”.

Note 5 – Supplemental Cash Flow Disclosure – During the three months ended March 31, 2003 and 2002, Accuride paid $13,156 and $14,798 for interest.  During these same time periods, Accuride paid $670 and $182 for income taxes, respectively.

Note 6 – Restructuring Reserve – During the second quarter of 2001, Accuride recorded a $2,692 reserve related to the closure of its Columbia, Tennessee, facility and the consolidation of its light wheel production into other facilities.  The Columbia, Tennessee, facility, ceased operations on March 31, 2002.  As of March 31, 2003, $1,113 of cash expenditures and $1,458 of non-cash write-offs had been charged against the reserve.  Accuride anticipates that the remaining $121 of restructuring activities will be completed by the end of the second quarter, except for the disposal of the facility, the timing of which is uncertain.

Note 7 – Comprehensive income (loss) is summarized as follows:

	For the Three Months Ended March 31
	2003	2002
Net income (loss)	$(578)	$(3,374)
Work in Process	898	0

Inventories, net	$320	$(3,374)

Included in other comprehensive income (loss) for the three months ended March 31, 2003, is $898 (net of tax) of unrealized gains on derivatives that have been designated as cash flow hedges in accordance with SFAS 133, as further described in Note 4.  During the three-month period ended March 31, 2003, $487 of income was reclassified into cost of goods sold as the related derivative instruments matured.  The $1,333 of unrealized gains remaining in OCI related to derivative instruments will be reclassified into earnings as realized during the next nine months.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the consolidated financial statements and notes included in Item 1 of Part 1 of this report on Form 10-Q.  Except for the historical information contained herein, this report on Form 10-Q contains forward-looking statements that involve risks and uncertainties.  Accuride’s actual results may differ materially from those indicated by such forward-looking statements.

Results of Operations

Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002.

The following table sets forth certain income statement information of Accuride for the three months ended March 31, 2003 and March 31, 2002:

	March 31, 2003		March 31, 2002
	(dollars in thousands)
Net sales	$88,248	100.0%	$77,804	100.0%
Gross profit	15,621	17.7%	11,727	15.1%
Operating expenses	5,889	6.7%	6,736	8.7%
Income from operations	9,732	11.0%	4,991	6.4%
Equity in earnings of affiliates	181	0.2%	39	0.1%
Other income (expense)	(9,453)	(10.7)%	(9,059)	(11.6)%
Net income (loss)	(578)	(0.7)%	(3,374)	(4.3)%
Other Data:
Adjusted EBITDA	$16,769	19.0%	$13,126	16.8%

Net Sales.  Our net sales for the three months ended March 31, 2003 were $88.2 million, an increase of 13.4% compared to net sales of $77.8 million for the three months ended March 31, 2002.  Net sales increased primarily as a result of an increase in industry commercial vehicle builds as well as increased penetration in our aluminum market share.  These increases were partially offset by the discontinuance of a certain light wheel program, weak aftermarket demand in Mexico, and continued pricing pressures.

Gross Profit.  Gross profit increased $3.9 million, or 33.3%, to $15.6 million for the three months ended March 31, 2003 from $11.7 million for the three months ended March 31, 2002.  Gross profit as a percentage of sales improved to 17.7% for the three months ended March 31, 2003, compared to 15.1% for the three months ended March 31, 2002.  The principal causes for the improvement in our gross profit are increased aluminum and steel sales volumes.  These increases were partially offset by higher material and labor costs.

Operating Expenses.  Operating expenses decreased $0.8 million, or 11.9% to $5.9 million for the three months ended March 31, 2003 from $6.7 million for the three months ended March 31, 2002.  The decrease was primarily due to non-recurring severance costs in the first quarter of 2002.

Other Income (Expense).  Other expense remained relatively constant for the three-month period ended March 31, 2003 compared to the three months ended March 31, 2002.

Adjusted EBITDA.  Adjusted EBITDA increased $3.7 million, or 28.2%, to $16.8 million for the three months ended March 31, 2003 from $13.1 million for the three months ended March 31, 2002 due to higher sales volume, gross profit, and lower operating expenses as described above.  Adjusted EBITDA as a percentage of sales improved to 19.0% for the three months ended March 31, 2003, compared to 16.8% for the three months ended March 31, 2002.

In determining Adjusted EBITDA for the three months ended March 31, 2003, income from operations has been increased by (1) depreciation and (2) equity in earnings of affiliates.

In determining Adjusted EBITDA for the three months ended March 31, 2002, income from operations has been increased by (1) depreciation, (2) equity in earnings of affiliates, (3) $0.9 million of costs related to a reduction in the employee workforce, and (4) $0.1 million of costs related to corporate business development.

Adjusted EBITDA is not intended to represent cash flows as defined by generally accepted accounting principles (“GAAP”) and should not be considered as an alternative to net income as an indicator of Accuride’s operating performance or to cash flows as a measure of liquidity. We have included information concerning Adjusted EBITDA in this report because it is used by certain of our investors as a measure of our ability to service or incur indebtedness and because it is a financial measure commonly used in our industry.  Additionally, Adjusted EBITDA is included in this report as it is a basis upon which we assesse our financial performance, incentive compensation, and certain covenants in our borrowing arrangements are tied to similar measures.

While Adjusted EBITDA is frequently used as a measure of operating results and the ability to satisfy debt service requirements, it is not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculations.  The following table is a reconciliation of income from operations, which is the most directly comparable financial measure calculated in accordance with generally accepted accounting principals, as reflected in the consolidated statements of income, to Adjusted EBITDA:

	2003	2002
Income from operations	$9,732	$4,991
Equity in earnings of affiliates	181	39
Depreciation	6,856	7,109
Other adjustments		987

Adjusted EBITDA	$16,769	$13,126

Net Income (Loss).  Accuride had a net loss of $0.6 million for the three months ended March 31, 2003 compared to a net loss of $3.4 million for the three months ended March 31, 2002 due to higher pretax earnings in 2003 as described above, partially offset by a higher effective tax rate.  The higher effective tax rate is primarily attributable to taxes in foreign jurisdictions which were impacted by fluctuations in currency and translation adjustments.

Changes in Financial Condition

At March 31, 2003, Accuride’s total assets amounted to $526.6 million, as compared to $515.2 million at December 31, 2002.  The $11.4 million, or 2.2%, increase in total assets during the three months ended March 31, 2003 was primarily the result of an increase in net receivables of $7.1 million and an increase in net inventory of $4.8 million.  Net receivables increased due to higher sales in the month of March 2003 compared to December 2002 and the timing of collections.  Inventory increased as a result of an inventory build at our Erie, Pennsylvania, facility.

At March 31, 2003, Accuride’s total liabilities amounted to $578.7 million, as compared to $568.4 million at December 31, 2002.  Liabilities increased $10.3 million, or 1.8%, primarily as a result of a $15.9 million increase in debt and a $3.5 million increase in accounts payable, offset by a $5.2 decrease in accrued payroll and compensation and a $4.8 decrease in accrued interest.  Debt increased as a result of a

$20.0 million borrowing under the revolver, offset by a $3.1 million payment on the AdM term debt and a $1.0 million payment on the Term C debt.  The increase in accounts payable is primarily related to the increase in sales volume and the timing of payments.  Accrued payroll and compensation decreased as 2002 management bonuses and employee profit sharing were paid in the first quarter of 2003.  The decrease in accrued interest payable is a result of the timing of interest payments.

Capital Resources and Liquidity

Accuride’s primary sources of liquidity during the three months ended March 31, 2003 were cash reserves and $20.0 million of borrowings under its senior secured revolving credit facility (the “Revolver”).  Primary uses of cash were funding operating shortfalls, seasonal working capital needs, capital expenditures and debt service.

As of March 31, 2003, Accuride had cash and cash equivalents of $41.2 million compared to $41.3 million at December 31, 2002.  Accuride’s operating activities for the three months ended March 31, 2003 used $12.7 million of cash compared to a use of $22.4 million of cash during the three months ended March 31, 2002.  Investing activities for the three months ended March 31, 2003 used $3.3 million compared to $0.7 million for the three months ended March 31, 2002.  Net financing activities provided $15.9 million and $7.1 million during the three months ended March 31, 2003 and 2002, respectively.

Accuride’s capital expenditures in 2002 were $19.8 million.  Accuride expects its capital expenditures to be approximately $22 million in 2003.  It is anticipated that these expenditures will fund (i) investments in productivity and low cost manufacturing improvements in 2003 of approximately $12 million (including $10 million to install manufacturing capacity for the production of light full face design wheels); (ii) equipment and facility maintenance of approximately $7 million; and (iii) continuous improvement initiatives of approximately $3 million.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations as of March 31, 2003 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods:

$ Millions	2003	2004	2005	2006	2007	Thereafter	Total
DEBT (excluding interest):
Revolving Credit Facility	$—	$80.0	$—	$—	$—	$—	$80.0
Term A Facility	—	—	55.4	—	—	—	55.4
Term B Faciltiy	—	—	—	69.3	—	—	69.3
Term C Facility	—	1.0	1.0	47.0	47.0	—	96.0
Senior Subordinated Notes	—	—	—	—	—	189.9	189.9

TOTAL DEBT:	$—	$81.0	$56.4	$116.3	$47.0	$189.9	$490.6

OTHER:
Operating Leases	1.4	1.3	1.1	0.9	0.9	1.6	7.2

TOTAL	1.4	62.3	57.5	117.2	47.9	191.5	497.8

Amended and Restated Credit Agreement.   Effective July 27, 2001 we entered into a second amended and restated credit agreement to modify the provisions of our Term Loans and Revolver (the “Amended Credit Agreement”).   The Amended Credit Agreement provides for (i) $55.4 million that matures on January 21, 2005 (“Term A”), (ii) $69.3 million that matures on January 21, 2006 (“Term B”), and  (iii) $97.0 million that matures on January 21, 2007 (“Term C”).  Our Canadian subsidiary is the borrower under Term A, and Accuride has guaranteed the repayment of such borrowing under Term A and all other obligations of the Canadian subsidiary under the Amended Credit Agreement.  We also have a $100.0 million Revolver under the Amended Credit Agreement (which may be limited to $87.5 million based on certain leverage ratios) which matures on January 21, 2004.  As of March 31, 2003, $80.0 million was outstanding under the Revolver.  The Term C loan provides for $1.0 million amortizations on January 21, 2004, and January 21, 2005, and $47.0 million amortizations on January 21, 2006 and January 21, 2007.  Interest on the term loans and the Revolver is based on LIBOR plus an applicable margin. The loans are secured by, among other things, the shares of stock, partnership interests and limited liability company ownership interests of Accuride’s subsidiaries, and by first priority liens on all unencumbered real, personal, tangible and intangible property of Accuride and its subsidiaries. A negative pledge restricts the imposition of other liens or encumbrances on all of the assets, subject to certain exceptions.

Description of the Notes.   In January 1998 we issued the $200 million Notes pursuant to the Indenture.  The Indenture is limited in aggregate principal amount to $300 million, of which $200 million were issued as Private Notes and subsequently exchanged for Exchange Notes, which exchange has been registered under the Securities Act of 1933, as amended. The Indenture provides certain restrictions on the payment of dividends by Accuride.  The Indenture is subject to and governed by the Trust Indenture Act of 1939, as amended.  The Notes are general unsecured obligations of Accuride and are subordinated in right of payment to all existing and future Senior Indebtedness (as defined in the Indenture).  The Notes mature on February 1, 2008.  Interest on the Notes accrues at the rate of 9.25% per annum and is due and payable semi-annually in arrears on February 1 and August 1, commencing on August 1, 1998, to holders of record of the Notes on the immediately preceding January 15 and July 15.  As of March 31, 2003 the aggregate principal amount of Notes outstanding was $189.9 million.

Restrictive Debt Covenants.  Our credit documents contain numerous financial and operating covenants that limit the discretion of management with respect to certain business matters. These covenants place significant restrictions on, among other things, the ability to incur additional debt, to pay dividends, to create liens, to make certain payments and investments and to sell or otherwise dispose of assets and merge or consolidate with other entities. Accuride is also required to meet certain financial ratios and tests including minimum EBITDA, a leverage ratio, an interest coverage ratio, and a fixed charge coverage ratio. A failure to comply with the obligations contained in the credit documents could result in an event of default, and possibly the acceleration of the related debt and the acceleration of debt under other instruments evidencing indebtedness that may contain cross-acceleration or cross-default provisions. As of March 31, 2003, and currently, we are in compliance with our financial covenants and ratios.

During the years ended December 31, 2002 and 2001, the entire Heavy/Medium commercial vehicle industry experienced a significant cyclical downturn, which significantly affected our sales volumes.  Current industry forecasts indicate that demand will continue at relatively low levels the first half of 2003 with gradual improvement beginning in the second half of the year.  Assuming industry volumes do not improve beyond those forecasted, the Company is likely to be in violation of financial covenants under the Amended Credit Agreement in the latter part of 2003.  Management will continue to closely monitor this situation, and if necessary, will seek a waiver or amendment to its current credit agreements, or seek other alternative corrective actions.  While we view our relationship with our lender group to be strong, there can be no assurance that we would be successful in obtaining an amendment or achieving an alternative arrangement.  If we are unable to obtain a waiver or amendment the banks may have the right to accelerate the maturity of the debt, resulting in all bank debt being due and payable.  The total amount of bank debt outstanding at March 31, 2003 was $300.7 million.  In addition, our Indenture includes provisions that would result in the holders being able to accelerate the debt if the banks accelerated their debt, resulting in an additional $189.9 million being due and payable.  If this were to happen, we would have to refinance the indebtedness, raise more equity, sell assets or pursue other alternatives to satisfy the debt.  Under these circumstances, there is no assurance that we would be able to repay the debt.

We believe our cash on hand, remaining availability under our credit facility and projected positive cash flows from operations will provide us with sufficient liquidity for the next twelve months provided that (i) we are able to obtain a waiver or amendment to our current credit agreements and (ii) we are able to successfully extend or refinance our existing revolving credit facility which matures on January 21, 2004.  While we view our relationship with our lender group to be strong, there can be no assurance that we would be successful in extending or refinancing our existing revolving credit facility.  If we are unable to successfully extend or refinance our existing revolving credit facility, the current balance outstanding at March 31, 2003 of $80 million would be due and payable.  Please see discussion on cross-acceleration above.  Our continuing liquidity is also contingent upon our future operating performance, cash flows, and our ability to continue to meet financial covenants in our credit facilities.

Factors Affecting Future Results

In this report, Accuride has made various statements regarding current expectations or forecasts of future events.  These statements are “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements are also made from time-to-time in press releases and in oral statements made by Accuride’s officers.  Forward-looking statements are identified by the words “estimate,” “project,” “anticipate,” “will continue,” “will likely result,” “expect,” “intend,” “believe,” “plan,” “predict” and similar expressions.  Forward looking statements also include statements regarding our estimation of the market demand for Heavy/Medium Trucks and Trailers, Accuride’s foreseeable working capital needs for the next twelve months, the availability of additional capital to Accuride, and Accuride’s disclosures concerning market risk.  Such forward-looking statements are based on assumptions and estimates, which although believed to be reasonable, may turn out to be incorrect.  Therefore, undue reliance should not be placed upon these estimates and statements.  Accuride cannot assure that any of these statements or estimates will be realized and actual results may differ from those contemplated in these “forward-looking statements.”  Accuride undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise.  You are advised to consult further disclosures Accuride may make on related subjects in its filings with the SEC.  Accuride cannot assure you that its expectations, beliefs, or projections will result or be achieved or accomplished.  In addition to other factors discussed in this report, some of the important factors that could cause actual results to differ materially from those discussed in the forward-looking statements include the following:

•                  Our continuing liquidity is contingent upon our ability to obtain a waiver or amendment to our bank covenants and our ability to successfully extend or refinance our existing revolving credit facility which matures on January 21, 2004;

•                  Accuride’s credit documents contain significant financial and operating covenants that limit the discretion of management with respect to certain business matters.  Accuride must also meet certain financial ratios and tests as described above.  Failure to comply with the obligations contained in the debt agreements could result in an event of default, and possibly the acceleration of the related debt and the acceleration of debt under other instruments evidencing debt that may contain cross-acceleration or cross-default provisions;

•                  current conditions in the economy could worsen and the Heavy/Medium truck industry downturn may persist longer than anticipated;

•                  Accuride’s significant indebtedness may have important consequences, including, but not limited to, impairment of Accuride’s ability to obtain additional financing, reduction of funds available for operations and business opportunities or limitations on our ability to dispose of assets;

•                  Accuride’s ability to service its indebtedness is dependent upon operating cash flow;

•                  the loss of a major customer could have a material adverse effect on our business;

•                  the demands of original equipment manufacturers for price reductions may adversely affect profitability;

•                  a labor strike may disrupt Accuride’s supply to its customer base;

•                  an interruption in supply of steel or aluminum could reduce our ability to obtain favorable sourcing of such raw materials;

•                  Accuride may encounter increased competition in the future from existing competitors or new competitors;

•                  Accuride may be subject to liability under certain environmental laws and the cost of compliance with these regulations could have a material adverse effect on Accuride’s financial condition and may adversely affect Accuride’s ability to sell or rent such property or to borrow using such property as collateral;

•                  the interests of the principal stockholder of Accuride may conflict with the interests of the holders of securities of Accuride; and

•                  Accuride’s success depends largely upon the abilities and experience of certain key management personnel.  The loss of the services of one or more of these key personnel could have a negative impact on our business.

For further information, refer to the business description and additional risk factors sections included in the Company’s Form 10-K for the year ended December 31, 2002, as filed with the SEC.

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

Foreign Currency Risk

Certain forecasted transactions, assets, and liabilities are exposed to foreign currency risk.  Accuride monitors its foreign currency exposures to maximize the overall effectiveness of its foreign currency derivatives. The principal currency of exposure is the Canadian dollar. Forward foreign exchange contracts, designated as hedging instruments under SFAS 133, are used to offset the impact of the variability in exchange rates on our operations, cash flows, assets and liabilities. At March 31, 2003, Accuride had open foreign exchange forward contracts of $22.4 million.  Foreign exchange forward contract maturities are from one to fifteen months. Management believes the use of foreign currency financial instruments reduces the risks that arise from doing business in international markets.

However, Accuride’s foreign currency derivative contracts provide only limited protection against currency risks.  Factors that could impact the effectiveness of Accuride’s currency risk management programs include accuracy of sales estimates, volatility of currency markets and the cost and availability of derivative instruments.  The counterparties to the foreign exchange contracts are financial institutions with investment grade credit ratings.  The use of forward contracts protects Accuride’s cash flows against unfavorable movements in exchange rates, to the extent of the amount under contract.  A 10% adverse change in currency exchange rates for the foreign currency derivatives held at March 31, 2003, would have an impact of approximately $2.4 million on the fair value of such instruments.  This quantification of exposure to the market risk associated with foreign exchange financial instruments does not take into account the offsetting impact of changes in the fair value of Accuride’s foreign denominated assets, liabilities and firm commitments.

Raw Material/Commodity Price Risk

Accuride relies upon the supply of certain raw materials and commodities in its production processes and has entered into firm purchase commitments for steel and aluminum.  The exposures associated with these commitments are primarily managed through the terms of the sales, supply, and procurement contracts.

From time to time, Accuride uses commodity price swaps and futures contracts to manage the variability in certain commodity prices. Commodity price swap and futures contracts are used to offset the impact of the variability in certain commodity prices on our operations and cash flows.  At March 31, 2003, Accuride had no open commodity price swaps and futures contracts.

Interest Rate Risk

Accuride uses long-term debt as a primary source of capital in its business.  The following table presents the principal cash repayments and related weighted average interest rates by maturity date for its long-term fixed-rate debt and other types of long-term debt at March 31, 2003:

(Dollars in Thousands)	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value
Long-term Debt:
Fixed						$189,900	$189,900	$141,476
Avg. Rate						9.25%	9.25%
Variable		$81,000	$56,404	$116,256	$47,000		$300,660	$256,567
Avg. Rate		5.13%	4.76%	5.35%	5.50%		5.20%

Accuride is exposed to the variability of interest rates on its variable rate debt.  However, of the total variable rate debt of $300.7 outstanding as of March 31, 2003, an amount of $220.7 representing the Term Loans, is fixed at a weighted average interest rate of 5.2% through January 2004.  The weighted average interest rate of 5.2% is composed of a fixed Libor rate of 1.5% plus spread.

Item 4. Controls and Procedures

Within 90 days prior to the date of this report, an evaluation was performed under the supervision and with the participation of Accuride’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that Accuride’s disclosure controls and procedures, which are designed to ensure that information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, are effective.  Subsequent to the date of this evaluation, there have been no significant changes in Accuride’s internal controls or in other factors that could significantly affect internal controls.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

Neither Accuride nor any of its subsidiaries is a party to any material legal proceeding. However, Accuride from time-to-time is involved in ordinary routine litigation incidental to its business.

Item 2.	Changes in Securities and Use of Proceeds

During the twelve weeks ended March 31, 2003, Accuride issued no common stock or options.

Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibit No.	Description

		99.1	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

	(b)	Reports on Form 8-K:

No reports on Form 8-K have been filed during the three-month period ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCURIDE CORPORATION

/s/ Terrence J. Keating	Dated:	May 14, 2003
Terrence J. Keating
President and Chief Executive Officer

/s/ John R. Murphy	Dated:	May 14, 2003
John R. Murphy
Executive Vice President – Finance and Chief Financial Officer Principal Accounting Officer

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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ John R. Murphy
John R. Murphy
Executive Vice President - Finance and Chief Financial Officer