Form 10-Q
period 2003-06-30
ACCURIDE CORP
filed 2003-08-14
CIK 817979

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2003.

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

As of July 31, 2003, 24,796 shares of Accuride Corporation common stock, par value $.01 per share, were outstanding.

ACCURIDE CORPORATION

PART I. FINANCIAL INFORMATION

Item I. Financial Statements

ACCURIDE CORPORATION

CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	June 30, 2003 (Unaudited)	December 31, 2002

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$40,016	$41,266
Customer receivables, net of allowance for doubtful accounts of $1,251 and $1,364	40,118	29,494
Other receivables	6,004	3,466
Inventories, net	36,265	26,057
Supplies	10,097	9,004
Deferred income taxes	4,196	1,523
Income taxes receivable	0	7,963
Prepaid expenses and other current assets	3,493	1,330
Total current assets	140,189	120,103

PROPERTY, PLANT AND EQUIPMENT, NET	204,650	210,972

OTHER ASSETS:
Goodwill	123,197	123,197
Investment in affiliates	3,001	3,621
Deferred financing costs, net of accumulated amortization of $6,141 and $8,949	5,027	6,354
Deferred income taxes	23,700	24,903
Pension benefit plan asset	25,377	20,587
Property, plant and equipment held for sale, net	4,824	4,824
Other	122	606
TOTAL	$530,087	$515,167

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable	$32,961	$28,582
Current portion of long-term debt	1,900	4,125
Accrued payroll and compensation	8,344	12,201
Accrued interest payable	8,746	10,796
Accrued and other liabilities	6,863	5,546
Total current liabilities	58,814	61,250

LONG-TERM DEBT, less current portion	488,522	470,030

OTHER POSTRETIREMENT BENEFIT PLAN LIABILITY	19,988	17,981

PENSION BENEFIT PLAN LIABILITY	20,932	18,697

OTHER LIABILITIES	296	458

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIENCY):
Preferred stock, $.01 par value; 5,000 shares authorized and unissued Common stock and additional paid in capital, $.01 par value; 45,000 shares authorized, 24,923 shares issued; 24,796 outstanding	52,065	52,065
Treasury stock, 127 shares at cost	(735)	(735)
Stock subscriptions receivable	(46)	(121)
Accumulated other comprehensive income (loss)	(6,357)	(7,597)
Retained earnings (deficit)	(103,392)	(96,861)
Total stockholders’ equity (deficiency)	(58,465)	(53,249)
TOTAL	$530,087	$515,167

See notes to unaudited consolidated financial statements

ACCURIDE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(DOLLARS IN THOUSANDS)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

NET SALES	$94,207	$94,585	$182,455	$172,389

COST OF GOODS SOLD	75,690	75,683	148,317	141,760

GROSS PROFIT	18,517	18,902	34,138	30,629

OPERATING:
Selling, general and administrative	6,305	6,693	12,194	13,429

INCOME FROM OPERATIONS	12,212	12,209	21,944	17,200

OTHER INCOME (EXPENSE):
Interest income	59	34	131	124
Interest (expense)	(9,473)	(10,094)	(18,385)	(20,108)
Refinancing costs	(11,257)	—	(11,257)	—
Equity in earnings of affiliates	199	66	379	105
Other income (expense), net	110	1,688	(503)	2,553

INCOME (LOSS) BEFORE INCOME TAXES	(8,150)	3,903	(7,691)	(126)

INCOME TAX PROVISION (BENEFIT)	(2,197)	1,926	(1,160)	1,271

NET INCOME (LOSS)	$(5,953)	$1,977	$(6,531)	$(1,397)

See notes to unaudited consolidated financial statements.

ACCURIDE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

(DOLLARS IN THOUSANDS)

(UNAUDITED)

	Comprehensive Income (Loss)	Common Stock and Additional Paid in Capital	Treasury Stock	Stock Subscriptions Receivable	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Stockholders’ Equity (Deficiency)

BALANCE AT JANUARY 1, 2003		$52,065	$(735)	$(121)	$(7,597)	$(96,861)	$(53,249)

Net Income (Loss)	$(6,531)					(6,531)	(6,531)

Proceeds from stock subscriptions receivable		—	—	75		—	75

Other comprehensive income (loss); unrealized gains on foreign currency hedges (net of tax)	1,240				1,240		1,240

Comprehensive income (loss)	$(5,291)

BALANCE AT JUNE 30, 2003		$52,065	$(735)	$(46)	$(6,357)	$(103,392)	$(58,465)

See notes to unaudited consolidated financial statements

ACCURIDE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

(UNAUDITED)

	Six Months Ended June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(6,531)	$(1,397)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	13,875	13,491
Amortization-deferred financing costs	1,219	1,172
Amortization-deferred financing costs related to refinancing	2,248	—
Losses on asset disposition	—	(42)
Deferred income taxes	(1,471)	826
Equity in earnings of affiliate	(379)	(105)
Changes in certain assets and liabilities:
Receivables	(13,162)	(24,506)
Inventories and supplies	(11,301)	(3,629)
Prepaid expenses and other assets	2,602	(3,589)
Accounts payable	4,379	1,806
Accrued and other liabilities	(509)	673
Net cash provided by (used in) operating activities	(9,030)	(15,300)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(7,436)	(7,105)
Capitalized interest	(117)	(205)
Cash distribution from affiliate	1,000	—
Net cash provided by (used in) investing activities	(6,553)	(7,310)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in revolving credit advance	(35,000)	10,000
Proceeds from issuance of long-term debt	180,000	—
Payments on long-term debt	(128,785)	(6,250)
Payments on short-term advance	—	—
Deferred financing fees	(1,957)	—
Proceeds from stock subscriptions receivable	75	462
Redemption of shares	—	—
Net cash provided by (used in) financing activities	14,333	4,212

Increase (decrease) in cash and cash equivalents	(1,250)	(18,398)
Cash and cash equivalents, beginning of period	41,266	47,708
Cash and cash equivalents, end of period	$40,016	$29,310

ACCURIDE CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

AS OF JUNE 30, 2003 AND DECEMBER 31, 2002 AND FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

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

The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003.  The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto disclosed in Accuride’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

Reclassifications – Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year presentation.

Note 2 – Recently Issued Accounting Pronouncements

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

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2003	2002	2003	2002
Net income (loss) as reported	$(5,953)	$1,977	$(6,531)	$(1,397)

Add: Total stock-based employee compensation expense determined under the intrinsic value based method, net of related tax effects

Deduct: Total stock-based employee compensation expense determined under the fair value based method, net of related tax effects	(20)	(34)	(39)	(65)

Pro forma net income (loss)	$(5,973)	$1,943	$(6,570)	$(1,462)

SFAS 149 – On April 30, 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”.  The statement amends and clarifies derivative instruments embedded in other contracts, and for hedging activities under Statement 133.  SFAS 149 is effective for Accuride on a prospective basis for contracts entered into or modified and for hedging relationships designated for fiscal periods beginning after June 30, 2003.  Management is currently evaluating the impact this statement will have on future consolidated results.

SFAS 150 – On May 15, 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”.  This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability, even though it might previously have been classified as equity.  SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003.  Management does not believe this statement will have a material effect on its consolidated financial statements.

FIN45—In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees.  Including Indirect Guarantees of Indebtedness of Others.  FIN 45 requires that upon issuance of certain guarantees, a guarantor must recognize a liability for the fair value of the obligation assumed under the guarantee.  FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements regarding certain guarantees and product warranties.  The recognition provisions of FIN 45 are effective for guarantees issued or modified after December 31, 2002.  The adoption of Interpretation No. 45 had no effect on the Company’s financial statements.

Note 3 – Inventories – Inventories were as follows:

	June 30, 2003	December 31, 2002
Raw Materials	$3,733	$4,739
Work in Process	17,644	8,820
Finished Manufactured Goods	12,834	11,429
LIFO Adjustment	2,054	1,069

Inventories, net	$36,265	$26,057

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

Foreign Exchange Instruments - The Company is currently using foreign currency forward contracts to limit foreign exchange risk on anticipated but not yet committed transactions expected to be denominated in Canadian dollars.  These forward contracts are designated as cash flow hedges and management expects that these derivative instruments will be highly effective.  As such, unrealized gains or losses will be deferred in Other Comprehensive Income (See Note 8) with only realized gains or losses reflected in current period earnings as “Cost of Goods Sold”.  However, to the extent that any of these contracts are not completely effective in offsetting the change in the value of the anticipated transactions being hedged, any changes in fair value relating to the ineffective portion of these contracts will be immediately recognized in “Cost of Goods Sold”.

Note 5 – Supplemental Cash Flow Disclosure – During the six months ended June 30, 2003 and 2002, Accuride paid $19,322 and $19,912 for interest.  During these same time periods, Accuride received net refunds of $7,344 and $47 for income taxes, respectively.

Note 6 – Restructuring Reserve – During the second quarter of 2001, Accuride recorded a $2,692 reserve related to the closure of its Columbia, Tennessee, facility and the consolidation of its light wheel production into other facilities.  The Columbia, Tennessee, facility, ceased operations on March 31, 2002.  As of June 30, 2003, $1,234 of cash expenditures and $1,458 of non-cash write-offs had been charged against the reserve.  All restructuring activities are complete, except for the disposal of the facility, the timing of which is uncertain.

Note 7 – Long Term Debt

Long-term debt consists of the following:

	June 30, 2003	December 31, 2002
Revolving Credit Advance	$25,000	$60,000
Term A Advance	0	55,404
Term B Advance	0	69,256
AdM Term Advance	0	3,125
Term C Advance	96,000	97,000
New Term B Advance	180,000	0
Senior subordinated notes, net of $478 and $530 unamortized discount	189,422	189,370
	490,422	474,155
Less current maturities	1,900	4,125

Total	488,522	470,030

Bank Borrowing— Effective June 13, 2003 we entered into a third amended and restated credit agreement to refinance a portion of the debt outstanding under the July 27, 2001 second amended and restated credit agreement (the “Refinancing”).  Under the Refinancing we repaid in full the aggregate amounts outstanding under the “Term A Facility”, “Term B Facility” and the “Revolving Credit Facility” with proceeds from (i) a new term credit facility in an aggregate principal amount of $180 million that matures on June 13, 2007 (“Term B”), and (ii) a new revolving facility (“New Revolver”) in an aggregate principal amount of $66 million (comprised of a $36 million U.S. revolving credit facility and a $30 million Canadian revolving credit facility) which matures on June 13, 2006 (collectively, the “New Senior Facilities”).  The New Senior Facilities provide for (i) increased interest rates, (ii) a second priority lien on substantially all of our US and Canadian properties and assets to secure the new Term B, (iii) a first priority lien on our properties and assets securing the New Revolver and Term C and (iv) a modification to our financial covenants.  A negative pledge restricts the imposition of other liens or encumbrances on any of the assets, subject to certain exceptions.

The “Term C Facility” under the second amended and restated credit agreement remains outstanding under the Refinancing and the amortizations and maturities on the Term C Facility remain unchanged.

Our Canadian subsidiary is the borrower under the Canadian revolving credit facility and Accuride has guaranteed the repayment of such borrowing under the Refinancing.  As of June 30, 2003, $25.0 million was outstanding under the Canadian revolving credit facility.  The new Term B facility provides for $0.9 million amortizations on June 13, 2004, June 13, 2005, and June 13, 2006, and $177.3 million on June 13, 2007.  The Term C loan provides for $1.0 million amortizations on January 21, 2004, and January 21, 2005, and $47.0 million amortizations on January 21, 2006 and January 21, 2007.  Interest on the term loans and the New Revolver is based on LIBOR plus an applicable margin.

Under the terms of the Company’s credit agreement, there are certain restrictive covenants that limit the payment of cash dividends and establish minimum financial ratios.  The Company was in compliance with all such covenants at June 30, 2003.

Senior Subordinated Notes—Interest at 9.25% on the senior subordinated notes (the “Notes”) is payable on February 1 and August 1 of each year, commencing on August 1, 1998.  The Notes mature in full on February 1, 2008 and may be redeemed, at the option of the Company, in whole or in part, at any time on or after February 1, 2003 in cash at the redemption prices set forth in the indenture, plus interest.  The Notes are a general unsecured obligation of the Company ranking senior in right of payment to all existing and future subordinated indebtedness of the Company.  The Notes are subordinated to all existing and future senior indebtedness of the Company including indebtedness incurred under the New Senior Facilities.  As of June 30, 2003 the aggregate principal amount of Notes outstanding was $189,900.

AdM Term Facility—At December 31, 2002 AdM had term notes outstanding of $3,125 under its $25,000 term facility.  The aggregate amount outstanding was repaid in March 2003.

Note 8 – Comprehensive income (loss) is summarized as follows:

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2003	2002	2003	2002
Net income (loss)	$(5,953)	$1,977	$(6,531)	$(1,397)
Other comprehensive income (loss)	342	0	1,240	0

Total comprehensive income (loss)	$(5,611)	$1,977	$(5,291)	$(1,397)

Included in other comprehensive income (loss) for the three and six months ended June 30, 2003, respectively, is $342 and $1,240 (net of tax) of unrealized gains on derivatives that have been designated as cash flow hedges in accordance with SFAS 133, as further described in Note 4.  During the six-month period ended June 30, 2003, $1,762 of income was reclassified into cost of goods sold as the related derivative instruments matured.  The $2,054 of unrealized gains remaining in OCI related to derivative instruments will be reclassified into earnings as realized during the next six months.

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

Results of Operations

Three Months Ended June  30, 2003 Compared to the Three Months Ended June 30, 2002.

The following table sets forth certain income statement information of Accuride for the three months ended June 30, 2003 and June 30, 2002:

	June 30, 2003		June 30, 2002
	(dollars in thousands)
Net sales	$94,207	100.0%	$94,585	100.0%
Gross profit	18,517	19.7%	18,902	20.0%
Operating expenses	6,305	6.7%	6,693	7.1%
Income from operations	12,212	13.0%	12,209	12.9%
Equity in earnings of affiliates	199	0.2%	66	0.1%
Other income (expense)	(20,561)	(21.8)%	(8,372)	(8.9)%
Net income (loss)	(5,953)	(8.7)%	1,977	2.1%

Net Sales.  Net sales remained relatively constant for the three-month period ended June 30, 2003 compared to the three months ended June 30, 2002.

Gross Profit.  Gross profit decreased $0.4 million, or 2.1%, to $18.5 million for the three months ended June 30, 2003 from $18.9 million for the three months ended June 30, 2002.  The decrease is primarily the result of higher utilities and labor costs.

Operating Expenses.  Operating expenses decreased $0.4 million, or 6.0% to $6.3 million for the three months ended June 30, 2003 from $6.7 million for the three months ended June 30, 2002.  The decrease is the result of cost containment efforts at the corporate level.

Other Income (Expense).  Other expense increased $12.2 million to $20.6 million for the three-month period ended June 30, 2003 from $8.4 million for the three months ended June 30, 2002.  The increase is primarily attributable to $11.3 million of expense associated with the refinancing of our term debt.  Of the $11.3 million of expense, $9.1 million related to cash fees paid for the Refinancing, while $2.2 million related to a non-cash write-off of deferred financing fees.  The increase in Other Income (Expense) is also partly attributable to fluctuations in the value of our derivative instruments during 2002.

Net Income (Loss).  Accuride had a net loss of $6.0 million for the three months ended June 30, 2003 compared to net income of $2.0 million for the three months ended June 30, 2002 primarily due to the $11.3 million of refinancing costs in 2003.

Six Months Ended June  30, 2003 Compared to the Six Months Ended June 30, 2002.

The following table sets forth certain income statement information of Accuride for the six months ended June 30, 2003 and June 30, 2002:

	June 30, 2003		June 30, 2002
	(dollars in thousands)
Net sales	$182,455	100.0%	$172,389	100.0%
Gross profit	34,138	18.7%	30,629	17.8%
Operating expenses	12,194	6.7%	13,429	7.8%
Income from operations	21,944	12.0%	17,200	10.0%
Equity in earnings of affiliates	379	0.2%	105	0.1%
Other income (expense)	(30,014)	(16.5)%	(17,431)	(10.1)%
Net income (loss)	(6,531)	(3.6)%	(1,397)	(0.8)%

Net Sales.  Our net sales for the six months ended June 30, 2003 were $182.5 million, an increase of 5.9% compared to net sales of $172.4 million for the six months ended June 30, 2002.  The increase in net sales is primarily a result of a first quarter increase in industry commercial vehicle builds as well as increased penetration in the aluminum market.  The increase in industry commercial vehicle builds was partially offset by continued pricing pressures.

Gross Profit.  Gross profit increased $3.5 million, or 11.4%, to $34.1 million for the six months ended June 30, 2003 from $30.6 million for the six months ended June 30, 2002.  Gross profit as a percentage of sales improved to 18.7% for the six months ended June 30, 2003, compared to 17.8% for the six months ended June 30, 2002.  The principal causes for the improvement in our gross profit are increased aluminum and steel sales volumes during the first quarter of 2003.  These increases were partially offset by higher material, utilities, and labor costs.

Operating Expenses.  Operating expenses decreased $1.2 million, or 9.0% to $12.2 million for the six months ended June 30, 2003 from $13.4 million for the six months ended June 30, 2002.  The decrease was primarily due to higher severance costs in the first half of 2002 along with heightened cost containment efforts at the corporate level during 2003.

Other Income (Expense).  Other expense increased $12.6 million to $30.0 million for the six-month period ended June 30, 2003 from $17.4 million for the six months ended June 30, 2002.  The increase is primarily attributable to the $11.3 million of expense associated with the refinancing of our term debt.  Of the $11.3 million of expense, $9.1 million related to cash fees paid for the Refinancing, while $2.2 million related to a non-cash write-off of deferred financing fees.  The increase in Other Income (Expense) is also partly attributable to fluctuations in the value of our derivative instruments during 2002.

Net Income (Loss).  Accuride had a net loss of $6.5 million for the six months ended June 30, 2003 compared to a net loss of $1.4 million for the six months ended June 30, 2002 primarily due to the $11.3 million of refinancing costs in 2003.

Changes in Financial Condition

At June 30, 2003, Accuride’s total assets amounted to $530.1 million, as compared to $515.2 million at December 31, 2002.  The $14.9 million, or 2.9%, increase in total assets during the six months ended June 30, 2003 was primarily the result of an increase in net receivables of $13.1 million, an increase in net inventory of $10.2 million, offset by a decrease in income taxes receivable of $8.0 million.  Net receivables increased due to higher sales in the month of June 2003 compared to December 2002.  Inventory increased as a result of an inventory build at our Erie, Pennsylvania, facility.  Income taxes receivable decreased as we received a refund for a net operating loss carryback.

At June 30, 2003, Accuride’s total liabilities amounted to $588.6 million, as compared to $568.4 million at December 31, 2002.  Liabilities increased $20.2 million, or 3.6%, primarily as a result of a $16.2 million increase in debt and a $4.4 million increase in accounts payable.  Debt increased as a result of a $20.0 million borrowing under the Revolver, offset by a $3.1 million payment on the AdM term debt and a $1.0 million payment on the Term C debt, all prior to the June 13, 2003 Refinancing (See Item 2, “Amended and Restated Credit Agreement”).  The increase in accounts payable is primarily related to the increase in sales volume and the timing of payments.

Capital Resources and Liquidity

Accuride’s primary sources of liquidity during the first half of 2003 were cash reserves and borrowings under its senior secured revolving credit facility (the “Revolver”), which was refinanced during the second quarter (See “Amended and Restated Credit Facility”).  Primary uses of cash were funding operating shortfalls, seasonal working capital needs, capital expenditures and debt service.

As of June 30, 2003, Accuride had cash and cash equivalents of $40.0 million compared to $41.3 million at December 31, 2002.  Accuride’s operating activities for the six months ended June 30, 2003 used $9.0 million of cash compared to a use of $15.3 million of cash during the six months ended June 30, 2002.  Included in cash from operations is $9.0 million of cash fees associated with the Refinancing.  Investing activities for the six months ended June 30, 2003 used $6.6 million compared to $7.3 million for the six months ended June 30, 2002.  Included in investing activities for the six months ended June 30, 2003 is a $1.0 million cash distribution from AOT, Inc., our joint venture with Goodyear Tire and Rubber Company.  Net financing activities provided $14.3 million and $4.2 million during the six months ended June 30, 2003 and 2002, respectively.

Accuride’s capital expenditures in 2002 were $19.8 million.  Accuride expects its capital expenditures to be approximately $23 million in 2003 which will be funded by cash generated by operations and our Revolver.  It is anticipated that these expenditures will fund (i) investments in productivity and low cost manufacturing improvements in 2003 of approximately $3 million; (ii)  new product capital of approximately $10 million for the production of light full face design wheels; (iii) equipment and facility maintenance of approximately $7 million; and (iv) continuous improvement initiatives of approximately $3 million.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations as of June 30, 2003 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods:

$ Millions	2003	2004	2005	2006	2007	Thereafter	Total
DEBT (excluding interest):
Revolving Credit Facility	$—	$—	$—	$25.0	$—	$—	$25.0
Term B Facility	—	0.9	0.9	0.9	177.3	—	180.0
Term C Facility	—	1.0	1.0	47.0	47.0	—	96.0
Senior Subordinated Notes	—	—	—	—	—	189.9	189.9
TOTAL DEBT:	$—	$1.9	$1.9	$72.9	$224.3	$189.9	$490.9

OTHER:
Operating Leases	0.9	1.3	1.1	0.9	0.9	1.6	6.7
TOTAL	0.9	3.2	3.0	73.8	225.2	191.5	497.6

Description of the Notes.  In January 1998 we issued $200 million of senior subordinated notes (the “Notes”) pursuant to an indenture.  The indenture is limited in aggregate principal amount to $300 million, of which $200 million were issued as private notes and subsequently exchanged for exchange notes, which exchange has been registered under the Securities Act of 1933, as amended. The indenture provides certain restrictions on the payment of dividends by Accuride.  The indenture is subject to and governed by the Trust Indenture Act of 1939, as amended.  The Notes are general unsecured obligations of Accuride and are subordinated in right of payment to all existing and future Senior Indebtedness (as defined in the indenture).  The Notes mature on February 1, 2008.  Interest on the Notes accrues at the rate of 9.25% per annum and is due and payable semi-annually in arrears on February 1 and August 1, commencing on August 1, 1998, to holders of record of the Notes on the immediately preceding January 15 and July 15.  As of June 30, 2003 the aggregate principal amount of Notes outstanding was $189.9 million.

Amended and Restated Credit Agreement.  Effective June 13, 2003 we entered into a third amended and restated credit agreement to refinance a portion of the debt outstanding under the July 27, 2001 second amended and restated credit agreement (the “Refinancing”).  Under the Refinancing we repaid in full the aggregate amounts outstanding under the “Term A Facility”, “Term B Facility” and the “Revolving Credit Facility” with proceeds from (i) a new term credit facility in an aggregate principal amount of $180 million that matures on June 13, 2007 (“Term B”), and (ii) a new revolving facility (“New Revolver”) in an aggregate principal amount of $66 million (comprised of a $36 million U.S. revolving credit facility and a $30 million Canadian revolving credit facility) which matures on June 13, 2006 (collectively, the “New Senior Facilities”).  The New Senior Facilities provide for (i) increased interest rates, (ii) a second priority lien on substantially all of our US and Canadian properties and assets to secure the new Term B, (iii) a first priority lien on our properties and assets securing the New Revolver and Term C, (iv) a pledge of 65% of the stock of our Mexican subsidiary, and (v) a modification to our financial covenants.  A negative pledge restricts the imposition of other liens or encumbrances on any of the assets, subject to certain exceptions.

The “Term C Facility” under the second amended and restated credit agreement remains outstanding under the Refinancing and the amortizations and maturities on the Term C Facility remain unchanged.

Our Canadian subsidiary is the borrower under the Canadian revolving credit facility and Accuride has guaranteed the repayment of such borrowing under the Refinancing.  As of June 30, 2003, $25.0 million was outstanding under the Canadian revolving credit facility.  The new Term B facility provides for $0.9 million amortizations on June 13, 2004, June 13, 2005, and June 13, 2006, and $177.3 million on June 13, 2007.  The Term C loan provides for $1.0 million amortizations on January 21, 2004, and January 21, 2005, and $47.0 million amortizations on January 21, 2006 and January 21, 2007.  Interest on the term loans and the New Revolver is based on LIBOR plus an applicable margin.

Restrictive Debt Covenants.  Our credit documents contain numerous financial and operating covenants that limit the discretion of management with respect to certain business matters. These covenants place significant restrictions on, among other things, the ability to incur additional debt, to pay dividends, to create liens, to make certain payments and investments and to sell or otherwise dispose of assets and merge or consolidate with other entities. Accuride is also required to meet certain financial ratios and tests including a leverage ratio, an interest coverage ratio, and a fixed charge coverage ratio. A failure to comply with the obligations contained in the credit documents could result in an event of default, and possibly the acceleration of the related debt and the acceleration of debt under other instruments evidencing indebtedness that may contain cross-acceleration or cross-default provisions. As of June 30, 2003, and currently, we are in compliance with our financial covenants and ratios.

We believe that cash liquidity and availability under the Revolver will provide adequate funds for our working capital needs, planned capital expenditures and debt service obligations for the next twelve months.  Our ability to fund working capital needs, planned capital expenditures, scheduled debt payments, and to comply with all of the financial covenants under our credit agreement, depends on our future operating performance and cash flow, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

Factors Affecting Future Results

In this report, Accuride has made various statements regarding current expectations or forecasts of future events.  These statements are “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements are also made from time-to-time in press releases and in oral statements made by Accuride’s officers.  Forward-looking statements are identified by the words “estimate,” “project,” “anticipate,” “will continue,” “will likely result,” “expect,” “intend,” “believe,” “plan,” “predict” and similar expressions.  Forward looking statements also include statements regarding our estimation of the market demand for Heavy/Medium Trucks and Trailers, Accuride’s foreseeable working capital needs for the next twelve months, and Accuride’s disclosures concerning market risk.  Such forward-looking statements are based on assumptions and estimates, which although believed to be reasonable, may turn out to be incorrect.  Therefore, undue reliance should not be placed upon these estimates and statements.  Accuride cannot assure that any of these statements or estimates will be realized and actual results may differ from those contemplated in these “forward-looking statements.”  Accuride undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise.  You are advised to consult further disclosures Accuride may make on related subjects in its filings with the SEC.  Accuride cannot assure you that its expectations, beliefs, or projections will result or be achieved or accomplished.  In addition to other factors discussed in this report, some of the important factors that could cause actual results to differ materially from those discussed in the forward-looking statements include the following:

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

•                  significant volatility in the foreign currency markets could have an adverse effect on Accuride;

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

Foreign Currency Risk

Certain forecasted transactions, assets, and liabilities are exposed to foreign currency risk.  Accuride monitors its foreign currency exposures to maximize the overall effectiveness of its foreign currency derivatives. The principal currency of exposure is the Canadian dollar. Forward foreign exchange contracts, designated as hedging instruments under SFAS 133, are used to offset the impact of the variability in exchange rates on our operations, cash flows, assets and liabilities. At June 30, 2003, Accuride had open foreign exchange forward contracts of $13.0 million.  Foreign exchange forward contract maturities are from one to fifteen months. Management believes the use of foreign currency financial instruments reduces the risks that arise from doing business in international markets.

However, Accuride’s foreign currency derivative contracts provide only limited protection against currency risks.  Factors that could impact the effectiveness of Accuride’s currency risk management programs include accuracy of sales estimates, volatility of currency markets and the cost and availability of derivative instruments.  The counterparties to the foreign exchange contracts are financial institutions with investment grade credit ratings.  The use of forward contracts protects Accuride’s cash flows against unfavorable movements in exchange rates, to the extent of the amount under contract.  A 10% adverse change in currency exchange rates for the foreign currency derivatives held at June 30, 2003, would have an impact of approximately $1.5 million on the fair value of such instruments.  This quantification of exposure to the market risk associated with foreign exchange financial instruments does not take into account the offsetting impact of changes in the fair value of Accuride’s foreign denominated assets, liabilities and firm commitments.

Raw Material/Commodity Price Risk

Accuride relies upon the supply of certain raw materials and commodities in its production processes and has entered into firm purchase commitments for steel and aluminum.  The exposures associated with these commitments are primarily managed through the terms of the sales, supply, and procurement contracts.  From time to time, Accuride uses commodity price swaps and futures contracts to manage the variability in certain commodity prices. Commodity price swap and futures contracts are used to offset the impact of the variability in certain commodity prices on our operations and cash flows.  At June 30, 2003, Accuride had no open commodity price swaps and futures contracts.

Interest Rate Risk

Accuride uses long-term debt as a primary source of capital in its business.  The following table presents the principal cash repayments and related weighted average interest rates by maturity date for its long-term fixed-rate debt and other types of long-term debt at June 30, 2003:

(Dollars in Thousands)	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value
Long-term Debt:
Fixed						$189,900	$189,900	$173,759
Avg. Rate						9.25%	9.25%
Variable		$1,900	$1,900	$72,900	$224,300		$301,000	$301,000
Avg. Rate		6.80%	6.80%	5.41%	7.67%		7.1%

Accuride is exposed to the variability of interest rates on its variable rate debt.  However, of the total variable rate debt of $301.0 outstanding as of June 30, 2003, an amount of $96.0 representing the Term C Loan, is fixed at an interest rate of 5.5% through January 2004.

Item 4. Controls and Procedures

As of the end of the fiscal quarter covered by this report, an evaluation was performed under the supervision and with the participation of Accuride’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that Accuride’s disclosure controls and procedures, which are designed to ensure that information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, are effective.  Subsequent to the date of this evaluation, there have been no significant changes in Accuride’s internal controls or in other factors that could significantly affect internal controls.

PART II.  OTHER INFORMATION

Item 1.             Legal Proceedings

Neither Accuride nor any of its subsidiaries is a party to any material legal proceeding.  However, Accuride from time-to-time is involved in ordinary routine litigation incidental to its business.

Item 2.             Changes in Securities and Use of Proceeds

During the fiscal quarter ended June 30, 2003, Accuride issued no common stock or options.

Item 6.             Exhibits and Reports on Form 8-K

(a)	Exhibit No.	Description

	10.1	Third Amended and Restated Credit Agreement, dated June 13, 2003, as previously filed as an exhibit to the Form 8-K filed on August 11, 2003 and incorporated herein by reference.
	10.2	Pledge of Shares Agreement.
	31.1	Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 and Rule 13a-14 of the Exchange Act of Terrence J. Keating.
	31.2	Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 and Rule 13a-14 of the Exchange Act of John R. Murphy.
	32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

(b)	Reports on Form 8-K:

Form 8-K containing our first quarter results for 2003 was furnished to the SEC on May 6, 2003.

Form 8-K containing our 2003 forecasted statement of cash flows was furnished to the SEC on May 22, 2003.

Form 8-K announcing the completion of our amended and restated senior secured bank credit agreement was filed with the SEC on June 16, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCURIDE CORPORATION

/s/ Terrence J. Keating	Dated:	August 13, 2003
Terrence J. Keating
President and Chief Executive Officer

/s/ John R. Murphy	Dated:	August 13, 2003
John R. Murphy
Executive Vice President – Finance and Chief Financial Officer Principal Accounting Officer