Form 10-Q
period 2003-09-30
ACCURIDE CORP
filed 2003-11-14
CIK 817979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2003.

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of October 31, 2003, 24,799 shares of Accuride Corporation common stock, par value $.01 per share, were outstanding.

ACCURIDE CORPORATION

PART I.  FINANCIAL INFORMATION

Item I.  Financial Statements

ACCURIDE CORPORATION

CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$35,959	$41,266
Customer receivables, net of allowance for doubtful accounts of $1,294 and $1,364	37,812	29,494
Other receivables	7,986	3,466
Inventories, net	35,212	26,057
Supplies	10,304	9,004
Deferred income taxes	4,402	1,523
Income taxes receivable		7,963
Prepaid expenses and other current assets	1,914	1,330
Total current assets	133,589	120,103

PROPERTY, PLANT AND EQUIPMENT, NET	201,949	210,972

OTHER ASSETS:
Goodwill	123,197	123,197
Investment in affiliates	3,082	3,621
Deferred financing costs, net of accumulated amortization of $6,480 and $8,949	4,760	6,354
Deferred income taxes	23,991	24,903
Pension benefit plan asset	25,750	20,587
Property, plant and equipment held for sale	4,824	4,824
Other	129	606
TOTAL	$521,271	$515,167

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable	$31,682	$28,582
Current portion of long-term debt	1,900	4,125
Accrued payroll and compensation	8,622	12,201
Accrued interest payable	4,257	10,796
Accrued and other liabilities	7,158	5,546
Total current liabilities	53,619	61,250

LONG-TERM DEBT, less current portion	488,549	470,030

OTHER POSTRETIREMENT BENEFIT PLAN LIABILITY	20,200	17,981

PENSION BENEFIT PLAN LIABILITY	20,624	18,697

OTHER LIABILITIES	333	458

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIENCY):
Preferred stock, $.01 par value; 5,000 shares authorized and unissued
Common stock and additional paid in capital, $.01 par value; 45,000 shares authorized, 24,926 shares issued; 24,799 outstanding	52,070	52,065
Treasury stock, 127 shares at cost	(735)	(735)
Stock subscriptions receivable	(15)	(121)
Accumulated other comprehensive income (loss)	(7,189)	(7,597)
Retained earnings (deficit)	(106,185)	(96,861)
Total stockholders’ equity (deficiency)	(62,054)	(53,249)
TOTAL	$521,271	$515,167

See notes to unaudited consolidated financial statements

ACCURIDE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(DOLLARS IN THOUSANDS)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

NET SALES	$87,439	$92,972	$269,894	$265,361

COST OF GOODS SOLD	74,291	74,368	222,608	216,127

GROSS PROFIT	13,148	18,604	47,286	49,234

OPERATING:
Selling, general and administrative	5,499	6,207	17,693	19,636

INCOME FROM OPERATIONS	7,649	12,397	29,593	29,598

OTHER INCOME (EXPENSE):
Interest income	49	98	180	222
Interest (expense)	(10,256)	(10,209)	(28,641)	(30,318)
Refinancing costs	(7)	—	(11,264)	—
Equity in earnings of affiliates	81	111	461	216
Other income (expense), net	(77)	(4,017)	(581)	(1,464)

INCOME (LOSS) BEFORE INCOME TAXES	(2,561)	(1,620)	(10,252)	(1,746)

INCOME TAX PROVISION (BENEFIT)	232	(1,026)	(928)	245

NET INCOME (LOSS)	$(2,793)	$(594)	$(9,324)	$(1,991)

See notes to unaudited consolidated financial statements.

ACCURIDE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

(DOLLARS IN THOUSANDS)

(UNAUDITED)

	Comprehensive Income (Loss)	Common Stock and Additional Paid in Capital	Treasury Stock	Stock Subscriptions Receivable	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Stockholders’ Equity (Deficiency)

BALANCE AT JANUARY 1, 2003		$52,065	$(735)	$(121)	$(7,597)	$(96,861)	$(53,249)

Net Income (Loss)	$(9,324)					(9,324)	(9,324)

Exercise of stock options		5					5

Proceeds from stock subscriptions receivable		—	—	106		—	106

Other comprehensive income (loss); unrealized gains on foreign currency hedges net of amounts reclassified to earnings (net of tax)	408				408		408

Comprehensive income (loss)	$(8,916)

BALANCE AT SEPTEMBER 30, 2003		$52,070	$(735)	$(15)	$(7,189)	$(106,185)	$62,054

See notes to unaudited consolidated financial statements

ACCURIDE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(9,324)	$(1,991)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	21,065	19,735
Amortization-deferred financing costs	1,624	1,898
Amortization-deferred financing costs related to refinancing	2,248	—
Losses on asset disposition	(3)	38
Deferred income taxes	(1,968)	(314)
Equity in earnings of affiliate	(461)	(216)
Changes in certain assets and liabilities:
Receivables	(12,837)	(23,310)
Inventories and supplies	(10,455)	(1,570)
Prepaid expenses and other assets	2,970	(1,297)
Accounts payable	3,099	(1,692)
Accrued and other liabilities	(4,483)	(1,308)
Net cash provided by (used in) operating activities	(8,525)	(10,027)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(11,797)	(10,351)
Capitalized interest	(242)	(372)
Cash distribution from affiliate	1,000	—
Net cash provided by (used in) investing activities	(11,039)	(10,723)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in revolving credit advance	(35,000)	10,000
Proceeds from issuance of long-term debt	180,000	—
Payments on long-term debt	(128,785)	(9,375)
Deferred financing fees	(2,069)	—
Proceeds from issuance of shares	5	—
Proceeds from stock subscriptions receivable	106	474
Net cash provided by (used in) financing activities	14,257	1,099

Increase (decrease) in cash and cash equivalents	(5,307)	(19,651)
Cash and cash equivalents, beginning of period	41,266	47,708
Cash and cash equivalents, end of period	$35,959	$28,057

See notes to unaudited consolidated financial statements

ACCURIDE CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

AS OF SEPTEMBER 30, 2003 AND DECEMBER 31, 2002 AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

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

The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003.  The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto disclosed in Accuride’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2003	2002	2003	2002

Net income (loss) as reported	$(2,793)	$(594)	$(9,324)	$(1,991)

Add: Total stock-based employee compensation expense determined under the intrinsic value based method, net of related tax effects

Deduct: Total stock-based employee compensation expense determined under the fair value based method, net of related tax effects	(18)	(67)	(57)	(132)

Pro forma net income (loss)	$(2,811)	$(661)	$(9,381)	$(2,123)

SFAS 149 – On April 30, 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”.  The statement amends and clarifies derivative instruments embedded in other contracts, and for hedging activities under Statement 133.  SFAS 149 is effective for Accuride on a prospective basis for contracts entered into or modified and for hedging relationships designated for fiscal periods beginning after June 30, 2003.  This statement had no effect on the Company’s consolidated financial statements.

SFAS 150 – On May 15, 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”.  This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability, even though it might previously have been classified as equity.  SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003.  This statement had no effect on the Company’s consolidated financial statements.

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

Note 3 – Inventories – Inventories were as follows:

	September 30, 2003	December 31, 2002

Raw Materials	$2,639	$4,739
Work in Process	18,030	8,820
Finished Manufactured Goods	12,488	11,429
LIFO Adjustment	2,055	1,069

Inventories, net	$35,212	$26,057

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

Note 5 – Supplemental Cash Flow Disclosure – During the nine months ended September 30, 2003 and 2002, Accuride paid $33,827 and $33,624 for interest.  During these same time periods, Accuride received net refunds of $7,408 and $1,467 for income taxes, respectively.

Note 6 – Restructuring Reserve – During the second quarter of 2001, Accuride recorded a $2,692 reserve related to the closure of its Columbia, Tennessee, facility and the consolidation of its light wheel production into other facilities.  The Columbia, Tennessee, facility, ceased operations on March 31, 2002.  As of September 30, 2003, $1,234 of cash expenditures and $1,458 of non-cash write-offs had been charged against the reserve.  All restructuring activities are complete, except for the disposal of the facility, the timing of which is uncertain.

Note 7 – Long Term Debt

Long-term debt consists of the following:

	September 30, 2003	December 31, 2002

Revolving Credit Facility	$25,000	$60,000
Term A Facility	0	55,404
Term B Facility	0	69,256
AdM Term Facility	0	3,125
Term C Facility	96,000	97,000
New Term B Facility	180,000	0
Senior subordinated notes, net of $451 and $530 unamortized discount	189,449	189,370
	490,449	474,155
Less current maturities	1,900	4,125

Total	488,549	470,030

Bank Borrowing— Effective June 13, 2003 Accuride entered into a third amended and restated credit agreement to refinance a portion of the debt outstanding under the July 27, 2001 second amended and restated credit agreement (the “Refinancing”).  Under the Refinancing the Company repaid in full the aggregate amounts outstanding under the “Term A Facility”, “Term B Facility” and the “Revolving Credit Facility” with proceeds from (i) a new term credit facility in an aggregate principal amount of $180 million that matures on June 13, 2007 (“Term B”), and (ii) a new revolving facility (“New Revolver”) in an aggregate principal amount of $66 million (comprised of a $36 million U.S. revolving credit facility and a $30 million Canadian revolving credit facility) which matures on June 13, 2006 (collectively, the “New Senior Facilities”).  The New Senior Facilities provide for (i) increased interest rates, (ii) a second priority lien on substantially all of the Company’s US and Canadian properties and assets to secure the new Term B, (iii) a first priority lien on the Company’s properties and assets securing the New Revolver and Term C, (iv) a pledge of 65% of the stock of our Mexican subsidiary, and (v) a modification to the Company’s financial covenants.  A negative pledge restricts the imposition of other liens or encumbrances on any of the assets, subject to certain exceptions.

The “Term C Facility” under the second amended and restated credit agreement remains outstanding under the Refinancing and the amortizations and maturities on the Term C Facility remain unchanged.

Accuride’s Canadian subsidiary is the borrower under the Canadian revolving credit facility and Accuride has guaranteed the repayment of such borrowing under the Refinancing.  As of September 30, 2003, $25.0 million was outstanding under the Canadian revolving credit facility.  The new Term B facility requires a $0.9 million repayment on June 13, 2004, June 13, 2005, and June 13, 2006, and $177.3 million on June 13, 2007.  The Term C loan requires a $1.0 million repayment on January 21, 2004, and January 21, 2005, and $47.0 million repayment on January 21, 2006 and January 21, 2007.  Interest on the term loans and the New Revolver is based on LIBOR plus an applicable margin.

Under the terms of the Company’s credit agreement, there are certain restrictive covenants that limit the payment of cash dividends and establish minimum financial ratios.  The Company was in compliance with all such covenants at September 30, 2003.

Senior Subordinated Notes—Interest at 9.25% on the senior subordinated notes (the “Notes”) is payable on February 1 and August 1 of each year, commencing on August 1, 1998.  The Notes mature in full on February 1, 2008 and may be redeemed, at the option of the Company, in whole or in part, at any time on or after February 1, 2003 in cash at the redemption prices set forth in the indenture, plus interest.  The Notes are a general unsecured obligation of the Company ranking senior in right of payment to all existing and future subordinated indebtedness of the Company.  The Notes are subordinated to all existing and future senior indebtedness of the Company including indebtedness incurred under the New Senior Facilities.  As of September 30, 2003 the aggregate principal amount of Notes outstanding was $189,900.

AdM Term Facility—At December 31, 2002 AdM had term notes outstanding of $3,125 under its $25,000 term facility.  The aggregate amount outstanding was repaid in March 2003.

Note 8 – Comprehensive income (loss) is summarized as follows:

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2003	2002	2003	2002

Net income (loss)	$(2,793)	$(594)	$(9,324)	$(1,991)
Other comprehensive income (loss)	(830)	(62)	408	(62)

Total comprehensive income (loss)	$(3,623)	$(656)	$(8,916)	$(2,053)

Included in other comprehensive income (loss) for the three and nine months ended September 30, 2003, respectively, is $(830) and $408 (net of tax) of unrealized losses and gains on derivatives that have been designated as cash flow hedges in accordance with SFAS 133, as further described in Note 4.  During the nine-month period ended September 30, 2003, $2,987 of income was reclassified into cost of goods sold as the related hedge transactions were recognized.  The $838 of unrealized gains remaining in other comprehensive income (loss) related to derivative instruments will be reclassified into earnings as realized during the next three months.

Note 9 – Contingent Receivable

On August 14, 2003 Accuride sustained a fire at its aluminum machining and finishing facility in Cuyahoga Falls, Ohio.  In addition to a short business interruption, the Company experienced a loss of inventory and suffered damage to some equipment and leasehold improvements.  Accuride has both property and business interruption insurance coverages.  Accuride has recorded an other receivable from the insurer of approximately $1.8 million for the actual costs of the lost inventory and other property related claims.  Both the loss and estimated offsetting recovery are included in income from operations.

Management also believes the Company will recover amounts from business interruption insurance.  The amount of recovery is still uncertain, and no insurance recovery amounts have been recorded for the business interruption.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the consolidated financial statements and notes included in Item 1 of Part 1 of this report on Form 10-Q.  Except for the historical information contained herein, this report on Form 10-Q contains forward-looking statements that involve risks and uncertainties.  Our actual results may differ materially from those indicated by such forward-looking statements.

Results of Operations

Three Months Ended September 30, 2003 Compared to the Three Months Ended September 30, 2002.

The following table sets forth certain income statement information of Accuride for the three months ended September 30, 2003 and September 30, 2002:

	September 30, 2003		September 30, 2002
	(dollars in thousands)
Net sales	$87,439	100.0%	$92,972	100.0%
Gross profit	13,148	15.0%	18,604	20.0%
Operating expenses	5,499	6.3%	6,207	6.7%
Income from operations	7,649	8.7%	12,397	13.3%
Equity in earnings of affiliates	81	0.1%	111	0.1%
Other income (expense)	(10,291)	(11.8%)	(14,128)	(15.2%)
Net income (loss)	(2,793)	(3.2%)	(594)	(0.6%)

Net Sales.  Net sales for the three months ended September 30, 2003 were $87.4 million, a decrease of 6.0% compared to net sales of $93.0 million for the three months ended September 30, 2002.  The decrease in net sales is primarily a result of the October 1, 2002 new emission compliance deadline which accelerated the timing of sales into the third quarter of 2002.  Also contributing to the decrease in sales is a production interruption at our aluminum machining and finishing facility in Cuyahoga Falls, Ohio on August 14, 2003, discontinuance of a certain light wheel program, and continued pricing pressures.

Gross Profit.  Gross profit decreased $5.5 million, or 29.6%, to $13.1 million for the three months ended September 30, 2003 from $18.6 million for the three months ended September 30, 2002.  The decrease is primarily attributable to the decrease in net sales, an impact of $2.1 million, strike avoidance costs associated with recent labor negotiations at our facility in Erie, Pennsylvania of $0.6 million, business interruption costs associated with the fire damage sustained at our facility in Cuyahoga Falls, Ohio in August 2003 of  $1.2 million, and rising economic costs.  These decreases in gross profit were partially offset by favorable performance related to the consolidation of our Light Wheel operations and continuous improvement programs at all locations.

Operating Expenses.  Operating expenses decreased $0.7 million, or 11.3% to $5.5 million for the three months ended September 30, 2003 from $6.2 million for the three months ended September 30, 2002.  The decrease is primarily due to cost containment efforts at the corporate level.

Other Income (Expense).  Other expense decreased $3.8 million to $10.3 million for the three-month period ended September 30, 2003 from $14.1 million for the three months ended September 30, 2002.  The decrease is primarily attributable to 2002 unrealized losses on Canadian dollar forward contracts and translation losses for which there were no such losses in the comparable current year period.

Net Income (Loss).  We had a net loss of $2.8 million for the three months ended September 30, 2003 compared to net loss of $0.6 million for the three months ended September 30, 2002 primarily due to lower pre-tax earnings as discussed above.  In addition, taxes on income for the quarter ended September 30, 2003 were $0.2 million of expense despite the pre-tax loss for the quarter.  This tax expense is primarily the result of taxes in foreign jurisdictions.

Nine Months Ended September  30, 2003 Compared to the Nine Months Ended September 30, 2002.

The following table sets forth certain income statement information of Accuride for the nine months ended September 30, 2003 and September 30, 2002:

	September 30, 2003		September 30, 2002
	(dollars in thousands)
Net sales	$269,894	100.0%	$265,361	100.0%
Gross profit	47,286	17.5%	49,234	18.6%
Operating expenses	17,693	6.6%	19,636	7.4%
Income from operations	29,593	11.0%	29,598	11.2%
Equity in earnings of affiliates	460	0.2%	216	0.1%
Other income (expense)	(40,305)	(14.9%)	(31,560)	(11.9%)
Net income (loss)	(9,324)	(3.5%)	(1,991)	(0.8%)

Net Sales.  Net sales for the nine months ended September 30, 2003 were $269.9 million, an increase of 1.7% compared to net sales of $265.4 million for the nine months ended September 30, 2002.  The increase in net sales is primarily a result of higher class 5-7 and trailer builds as well as increased penetration in the aluminum market.  These increases were partially offset by a decrease in sales in the third quarter of 2003 compared to the third quarter of 2002 due to the October 1, 2002 new emission compliance deadline which accelerated the timing of sales into the third quarter of 2002 and a production interruption at our aluminum machining and finishing facility in Cuyahoga Falls, Ohio on August 14, 2003.

Gross Profit.  Gross profit decreased $1.9 million, or 3.9%, to $47.3 million for the nine months ended September 30, 2003 from $49.2 million for the nine months ended September 30, 2002.  The principal causes for the decrease in our gross profit are costs associated with the fire damage sustained at our facility in Cuyahoga Falls, Ohio in August 2003, strike avoidance costs associated with recent labor negotiations at our facility in Erie, Pennsylvania, and higher material, utilities, and labor costs.

Operating Expenses.  Operating expenses decreased $1.9 million, or 9.7% to $17.7 million for the nine months ended September 30, 2003 from $19.6 million for the nine months ended September 30, 2002.  The decrease is primarily attributable to heightened cost containment efforts at the corporate level.

Other Income (Expense).  Other expense increased $8.7 million to $40.3 million for the nine-month period ended September 30, 2003 from $31.6 million for the nine months ended September 30, 2002.  The increase is primarily attributable to the $11.3 million of expense associated with the refinancing of our term debt on June 13, 2003.  Of the $11.3 million of expense, $9.1 million related to cash fees paid for the Refinancing, while $2.2 million related to a non-cash write-off of deferred financing fees.

Net Income (Loss).  We had a net loss of $9.3 million for the nine months ended September 30, 2003 compared to a net loss of $2.0 million for the nine months ended September 30, 2002 primarily due to the $11.3 million of refinancing costs incurred this year.  Our income tax benefit of 9% of pre-tax loss is lower than the statutory rate of 35% primarily as a result of taxes in foreign jurisdictions.

Changes in Financial Condition

At September 30, 2003, our total assets amounted to $521.3 million, as compared to $515.2 million at December 31, 2002.  The $6.1 million, or 1.2%, increase in total assets during the nine months ended September 30, 2003 was primarily the result of an increase in net receivables of $12.8 million and an increase in net inventory of $9.2 million, offset by a decrease in income taxes receivable of $8.0 million.  Net receivables increased due to higher sales in the month of September 2003 compared to December 2002.  Inventory increased as a result of an inventory build at our Erie, Pennsylvania, facility.  Income taxes receivable decreased as we received a refund for a net operating loss carryback.

At September 30, 2003, our total liabilities amounted to $583.3 million, as compared to $568.4 million at December 31, 2002.  Liabilities increased $14.9 million, or 2.6%, primarily as a result of a $16.2 million increase in debt.  Debt increased as a result of a $20.0 million borrowing under the Revolver, offset by a $3.1 million payment on the AdM term debt and a $1.0 million payment on the Term C debt, all prior to the June 13, 2003 Refinancing (See Item 2, “Amended and Restated Credit Agreement”).

Capital Resources and Liquidity

Our primary sources of liquidity during the first three quarters of 2003 were cash reserves and borrowings under our senior secured revolving credit facility (the “Revolver”), which was refinanced during the second quarter (See “Amended and Restated Credit Facility”).  Primary uses of cash were funding operating shortfalls, seasonal working capital needs, capital expenditures and debt service.

As of September 30, 2003, we had cash and cash equivalents of $36.0 million compared to $41.3 million at December 31, 2002.  Our operating activities for the nine months ended September 30, 2003 used $8.5 million of cash compared to a use of $10.0 million of cash during the nine months ended September 30, 2002.  Included in cash from operations is $9.0 million of cash fees paid in connection with the Refinancing.  Investing activities for the nine months ended September 30, 2003 used $11.0 million compared to $10.7 million for the nine months ended September 30, 2002.  Included in investing activities for the nine months ended September 30, 2003 is a $1.0 million cash distribution from AOT, Inc., our joint venture with Goodyear Tire and Rubber Company.  Net financing activities provided $14.3 million and $1.1 million during the nine months ended September 30, 2003 and 2002, respectively.

Our capital expenditures in 2002 were $19.8 million.  We expect our capital expenditures to be approximately $23 million in 2003 which will be funded by cash generated by operations and our $66 million Revolver, of which $41 million is currently available.  It is anticipated that these expenditures will fund (i) investments in productivity and low cost manufacturing improvements in 2003 of approximately $3 million; (ii)  new product capital of approximately $10 million for the production of light full face design wheels; (iii) equipment and facility maintenance of approximately $7 million; and (iv) continuous improvement initiatives of approximately $3 million.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations as of September 30, 2003 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods:

$ Millions	2003	2004	2005	2006	2007	Thereafter	Total
DEBT (excluding interest):

Revolving Credit Facility	$—	$—	$—	$25.0	$—	$—	$25.0
Term B Facility	—	0.9	0.9	0.9	177.3	—	180.0
Term C Facility	—	1.0	1.0	47.0	47.0	—	96.0
Senior Subordinated Notes	—	—	—	—	—	189.9	189.9
TOTAL DEBT:	$—	$1.9	$1.9	$72.9	$224.3	$189.9	$490.9

OTHER:
Operating Leases	0.5	1.4	1.2	1.0	0.9	1.6	6.6
TOTAL	0.5	3.3	3.1	73.9	225.2	191.5	497.5

Description of the Notes.   In January 1998 we issued $200 million of senior subordinated notes (the “Notes”) pursuant to an indenture.  The indenture is limited in aggregate principal amount to $300 million, of which $200 million were issued as private notes and subsequently exchanged for exchange notes, which exchange has been registered under the Securities Act of 1933, as amended. The indenture provides certain restrictions on the payment of dividends by Accuride.  The indenture is subject to and governed by the Trust Indenture Act of 1939, as amended.  The Notes are general unsecured obligations of Accuride and are subordinated in right of payment to all existing and future Senior Indebtedness (as defined in the indenture).  The Notes mature on February 1, 2008.  Interest on the Notes accrues at the rate of 9.25% per annum and is due and payable semi-annually in arrears on February 1 and August 1, to holders of record of the Notes on the immediately preceding January 15 and July 15.  As of September 30, 2003 the aggregate principal amount of Notes outstanding was $189.9 million.

Amended and Restated Credit Agreement.   Effective June 13, 2003 we entered into a third amended and restated credit agreement to refinance a portion of the debt outstanding under the July 27, 2001 second amended and restated credit agreement (the “Refinancing”).  Under the Refinancing we repaid in full the aggregate amounts outstanding under the then existing “Term A Facility”, “Term B Facility” and the “Revolving Credit Facility” with proceeds from (i) a new term credit facility in an aggregate principal amount of $180 million that matures on June 13, 2007 (“Term B”), and (ii) a new revolving facility (“New Revolver”) in an aggregate principal amount of $66 million (comprised of a $36 million U.S. revolving credit facility and a $30 million Canadian revolving credit facility) which matures on June 13, 2006 (collectively, the “New Senior Facilities”).  The New Senior Facilities provide for (i) increased interest rates, (ii) a second priority lien on substantially all of our US and Canadian properties and assets to secure the new Term B, (iii) a first priority lien on our properties and assets securing the New Revolver and Term C, (iv) a pledge of 65% of the stock of our Mexican subsidiary, and (v) a modification to our financial covenants.  A negative pledge restricts the imposition of other liens or encumbrances on any of the assets, subject to certain exceptions.

The “Term C Facility” under the second amended and restated credit agreement remains outstanding under the Refinancing and the amortizations and maturities on the Term C Facility remain unchanged.

Our Canadian subsidiary is the borrower under the Canadian revolving credit facility and Accuride has guaranteed the repayment of such borrowing under the Refinancing.  As of September 30, 2003, $25.0 million was outstanding under the Canadian revolving credit facility.  The new Term B facility requires a $0.9 million repayment on June 13, 2004, June 13, 2005, and June 13, 2006, and $177.3 million on June 13, 2007.  The Term C loan requires a $1.0 million repayment on January 21, 2004, and January 21, 2005, and $47.0 million repayment on January 21, 2006 and January 21, 2007.  Interest on the term loans and the New Revolver is based on LIBOR plus an applicable margin.

Restrictive Debt Covenants.  Our credit documents contain numerous financial and operating covenants that limit the discretion of management with respect to certain business matters. These covenants place significant restrictions on, among other things, the ability to incur additional debt, to pay dividends, to create liens, to make certain payments and investments and to sell or otherwise dispose of assets and merge or consolidate with other entities. Accuride is also required to meet certain financial ratios and tests including a leverage ratio, an interest coverage ratio, and a fixed charge coverage ratio. A failure to comply with the obligations contained in the credit documents could result in an event of default, and possibly the acceleration of the related debt and the acceleration of debt under other instruments evidencing indebtedness that may contain cross-acceleration or cross-default provisions. As of September 30, 2003, and currently, we are in compliance with our financial covenants and ratios.

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

Factors Affecting Future Results

In this report, we have made various statements regarding current expectations or forecasts of future events.  These statements are “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements are also made from time-to-time in press releases and in oral statements made by the officers of the Company.  Forward-looking statements are identified by the words “estimate,” “project,” “anticipate,” “will continue,” “will likely result,” “expect,” “intend,” “believe,” “plan,” “predict” and similar expressions.  Forward looking statements also include statements regarding our estimation of the market demand for Heavy/Medium Trucks and Trailers, Accuride’s foreseeable working capital needs for the next twelve months, and Accuride’s disclosures concerning market risk.  Such forward-looking statements are based on assumptions and estimates, which although believed to be reasonable, may turn out to be incorrect.  Therefore, undue reliance should not be placed upon these estimates and statements.  We cannot assure that any of these statements or estimates will be realized and actual results may differ from those contemplated in these “forward-looking statements.”  We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise.  You are advised to consult further disclosures we may make on related subjects in our filings with the SEC.  We cannot assure you that our expectations, beliefs, or projections will result or be achieved or accomplished.  In addition to other factors discussed in this report, some of the important factors that could cause actual results to differ materially from those discussed in the forward-looking statements include the following:

•                  our significant indebtedness may have important consequences, including, but not limited to, impairment of our ability to obtain additional financing, reduction of funds available for operations and business opportunities or limitations on our ability to dispose of assets;

•                  our credit documents contain significant financial and operating covenants that limit the discretion of management with respect to certain business matters.  We must also meet certain financial ratios and tests as described above.  Failure to comply with the obligations contained in the debt agreements could result in an event of default, and possibly the acceleration of the related debt and the acceleration of debt under other instruments evidencing debt that may contain cross-acceleration or cross-default provisions;

•                  the recovery of the Heavy/Medium truck industry may not be as robust as anticipated and the pace of the general economic recovery may lag expectations;

•                  we use a substantial amount of raw steel and aluminum and are vulnerable to significant price increases;

•                  significant volatility in the foreign currency markets could have an adverse effect on us;

•                  our ability to service our indebtedness is dependent upon operating cash flow;

•                  the loss of a major customer could have a material adverse effect on our business;

•                  the demands of original equipment manufacturers for price reductions may adversely affect profitability;

•                  an interruption in supply of steel or aluminum could reduce our ability to obtain favorable sourcing of such raw materials;

•                  we may encounter increased competition in the future from existing competitors or new competitors;

•                  we may be subject to liability under certain environmental laws and the cost of compliance with these regulations could have a material adverse effect on our financial condition and may adversely affect our ability to sell or rent such property or to borrow using such property as collateral;

•                  a labor strike may disrupt our supply to our customer base;

•                  the interests of our principal stockholder may conflict with the interests of the holders of our securities; and

•                  our success depends largely upon the abilities and experience of certain key management personnel.  The loss of the services of one or more of these key personnel could have a negative impact on our business.

For further information, refer to the business description and additional risk factors sections included in our Form 10-K for the year ended December 31, 2002, as filed with the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of doing business, we are exposed to the risks associated with changes in foreign exchange rates, raw material/commodity prices, and interest rates.  We use derivative instruments to manage these exposures. The objectives for holding derivatives are to minimize the risks using the most effective methods to eliminate or reduce the impacts of these exposures.

Foreign Currency Risk

Certain forecasted transactions, assets, and liabilities are exposed to foreign currency risk.  We monitor our foreign currency exposures to maximize the overall effectiveness of our foreign currency derivatives. The principal currency of exposure is the Canadian dollar. Forward foreign exchange contracts, designated as hedging instruments under SFAS 133, are used to offset the impact of the variability in exchange rates on our operations, cash flows, assets and liabilities. At September 30, 2003, we had open foreign exchange forward contracts of $5.4 million.  Foreign exchange forward contract maturities are from one to fifteen months. Management believes the use of foreign currency financial instruments reduces the risks that arise from doing business in international markets.

However, our foreign currency derivative contracts provide only limited protection against currency risks.  Factors that could impact the effectiveness of our currency risk management programs include accuracy of sales estimates, volatility of currency markets and the cost and availability of derivative instruments.  The counterparties to the foreign exchange contracts are financial institutions with investment grade credit ratings.  The use of forward contracts protects our cash flows against unfavorable movements in exchange rates, to the extent of the amount under contract.  A 10% adverse change in currency exchange rates for the foreign currency derivatives held at September 30, 2003, would have an impact of approximately $0.6 million on the fair value of such instruments.  This quantification of exposure to the market risk associated with foreign exchange financial instruments does not take into account the offsetting impact of changes in the fair value of our foreign denominated assets, liabilities and firm commitments.

Raw Material/Commodity Price Risk

We rely upon the supply of certain raw materials and commodities in our production processes and have entered into firm purchase commitments for steel and aluminum.  The exposures associated with these commitments are primarily managed through the terms of the sales, supply, and procurement contracts.  From time to time, we use commodity price swaps and futures contracts to manage the variability in certain commodity prices. Commodity price swap and futures contracts are used to offset the impact of the variability in certain commodity prices on our operations and cash flows.  At September 30, 2003, we had no open commodity price swaps and futures contracts.

Interest Rate Risk

We use long-term debt as a primary source of capital in our business.  The following table presents the principal cash repayments and related weighted average interest rates by maturity date for our long-term fixed-rate debt and other types of long-term debt at September 30, 2003:

(Dollars in Thousands)	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value
Long-term Debt:
Fixed						$189,900	$189,900	$173,759
Avg. Rate						9.25%	9.25%
Variable		$1,900	$1,900	$72,900	$224,300		$301,000	$301,000
Avg. Rate		6.80%	6.80%	5.43%	7.67%		7.1%

We are exposed to the variability of interest rates on our variable rate debt.  However, of the total variable rate debt of $301.0 outstanding as of September 30, 2003, an amount of $96.0 representing the Term C Loan, is fixed at an interest rate of 5.5% through January 2004.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are defined by the Securities and Exchange Commission as those controls and other procedures that are designed to ensure that information required to be disclosed in our filings under the Securities Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of September 30, 2003 and have determined that such disclosure controls and procedures are effective.

Changes in Controls and Procedures

During the quarter ended September 30, 2003, there was no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

Neither Accuride nor any of its subsidiaries is a party to any material legal proceeding.  However, Accuride from time-to-time is involved in ordinary routine litigation incidental to its business.

Item 2.    Changes in Securities and Use of Proceeds

On September 30, 2003, the Company issued 3.2 shares of Accuride common stock pursuant to the exercise of an employee stock option for $1,750 per share.  None of these securities were registered under the Securities Act of 1933, as amended (the “Securities Act”).

This issuance of Accuride common stock was made pursuant to the 1998 Stock Purchase and Option Plan for Employees of Accuride Corporation and Subsidiaries.  Exemption from registration under the Securities Act is based upon the grounds that the issuance of such securities did not involve a public offering within the meaning of Section 4(2) of the Securities Act.

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibit No.	Description

	31.1	Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 and Rule 13a-14 of the Exchange Act of Terrence J. Keating.
	31.2	Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 and Rule 13a-14 of the Exchange Act of John R. Murphy.
	32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

(b)	Reports on Form 8-K:

Form 8-K containing our second quarter results for 2003 was furnished to the SEC on August 11, 2003.

Form 8-K containing detailed information on our amended and restated senior credit facility was filed with the SEC on August 11, 2003.

Form 8-K was filed with the SEC on August 19, 2003, to announce that a fire occurred at our aluminum machining and finishing facility in Cuyahoga Falls, Ohio on August 14, 2003.

Form 8-K was filed with the SEC on August 29, 2003, to provide an update about the fire damage sustained at our aluminum machining and finishing facility in Cuyahoga Falls, Ohio on August 14, 2003.

Form 8-K was filed with the SEC on September 3, 2003, to announce that employees at our manufacturing plant in Erie, Pennsylvania ratified a new collective bargaining agreement on Saturday, August 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCURIDE CORPORATION

/s/ Terrence J. Keating	Dated:	November 14, 2003
Terrence J. Keating
President and Chief Executive Officer

/s/ John R. Murphy	Dated:	November 14, 2003
John R. Murphy
Executive Vice President – Finance and Chief Financial Officer
Principal Accounting Officer