Form 10-K
period 2003-12-31
ACCURIDE CORP
filed 2004-03-17
CIK 817979

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2003

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

The registrant is a privately held corporation.  As such, there is no practicable method to determine the aggregate market value of the voting stock held by non-affiliates of the registrant.

The number of shares of Common Stock, $.01 par value, of Accuride Corporation outstanding as of June 30, 2003 was 24,799.

DOCUMENTS INCORPORATED BY REFERENCE

None

ACCURIDE CORPORATION

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2003

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

We sell Wheels primarily to Heavy/Medium Truck, Trailer and Light Truck (as defined below) original equipment manufacturers (“OEMs”). Major customers include Ford Motor Company (“Ford”), Freightliner Corporation (“Freightliner”), General Motors Corporation (“General Motors”), Mack Trucks, Inc. (“Mack”), International Truck and Engine Corporation (“International”), Volvo Trucks North America (“Volvo”) and Paccar, Inc. (“Paccar”).  For over 10 years, our steel Wheels have been standard equipment at all North American Heavy/Medium Truck OEMs and at a number of North American Trailer OEMs. In addition, our steel Wheels are standard equipment at a majority of North America’s largest trucking fleets, including J.B. Hunt Transport Services, Ryder Truck Rental, Inc., Ruan Transportation Management Systems, and Schneider Specialized Carriers, Inc.  Our aluminum Wheels are standard equipment at Volvo, International, and Freightliner.  Approximately 22% of our sales are to Light Truck OEMs such as Ford and General Motors.

We serve the North American vehicle market, which can be divided into three categories: (i) Heavy/ Medium Trucks, (ii) Trailers and (iii) other vehicles such as light commercial trucks, pick-up trucks, sport utility vehicles and vans (“Light Trucks”).

Corporate History

Accuride and Accuride Canada Inc., a corporation formed under the laws of the province of Ontario, Canada and a wholly owned subsidiary of Accuride, were incorporated in November 1986 for the purpose of acquiring substantially all of the assets and assuming certain of the liabilities of Firestone Steel Products, a division of The Firestone Tire & Rubber Company. The respective acquisitions by the companies were consummated in December 1986. In 1988, the Company was purchased by Phelps Dodge Corporation (“Phelps Dodge”).

In November 1997, Hubcap Acquisition acquired control of the Company.  Hubcap Acquisition is a Delaware limited liability company whose members are KKR 1996 Fund L.P. and KKR Partners II, L.P., which are affiliates of Kohlberg Kravis Roberts & Co. L.P. (“KKR”).  RSTW Partners III, L.P. own a minority interest in the Company.

Acquisitions

AKW L.P. AKW L.P., a Delaware limited partnership was formed in 1997 as a 50-50 joint venture between Accuride and Kaiser Aluminum and Chemical Corporation (“Kaiser”) to design, manufacture, and sell heavy-duty forged aluminum Wheels.  On April 1, 1999, we acquired Kaiser’s 50% interest in AKW L.P.  Total consideration paid to Kaiser for the 50% interest was approximately $71 million.  The acquisition was accounted for by the purchase method of accounting.  During 2003, we changed the name of AKW L.P. to Accuride Erie L.P. (“Accuride Erie”).

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

Industry Overview

Currently, we believe the size of the steel and aluminum commercial vehicle Wheel industry for Heavy/Medium Trucks and Trailers in North America is approximately $0.4 billion annually, and we believe the size of the steel and aluminum Wheel industry for Light Trucks in North America is approximately $1.6 billion annually.  Wheels are produced for:

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

Heavy/Medium Wheels and Light Truck Wheels.  Heavy/Medium Wheels range in diameter from 17.5” to 24.5”.  Purchasers of Heavy/Medium Wheels consist primarily of Heavy/Medium Truck OEMs such as Freightliner, Paccar, International, Mack, and Volvo, and Trailer OEMs such as Great Dane Limited Partnership (“Great Dane”) and Wabash National Corporation (“Wabash”). The Heavy/Medium Wheel market is driven by the volume of Heavy/Medium Truck and Trailer manufacturing, which is tied to macroeconomic trends such as economic growth, fuel prices, interest rates, and insurance expense.

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

Steel and Aluminum Wheels.  Steel Wheels are more resistant to damage and hold a substantial price advantage over aluminum Wheels. Aluminum Wheels are generally lighter in weight, more readily stylized.  The growth of aluminum Heavy/Medium Wheel and Light Truck Wheel sales is driven by the increasing importance of the aesthetic aspect of Wheels, and, to a lesser extent, reduced vehicle weight.

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

Customers

Our customers fall into four general categories: (i) Heavy/Medium Truck OEMs (which represented approximately 47% of our 2003 net sales); (ii) Trailer OEMs (which represented approximately 19% of our 2003 net sales); (iii) Light Truck OEMs (which represented approximately 22% of our 2003 net sales); and (iv) aftermarket distributors and others (which represented approximately 12% of our 2003 net sales). Our major customers include Freightliner, Volvo, Mack, International and Paccar, which are Heavy/Medium Truck OEMs; Great Dane, Wabash, and Stoughton Trailers, Inc., which are Trailer OEMs; and Ford, DaimlerChrysler and General Motors, which are Light Truck OEMs.   We derived approximately 49.0% of our 2003 net sales from Freightliner, Ford, and International.   The loss of a significant portion of sales to any of these OEMs could have a negative impact on our business.  We also serve the aftermarket through a broad network of distributors.

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

In the Heavy/Medium Wheel industry, Wheels are designated as standard equipment by the OEM, although other Wheels may be selected by fleet managers as component parts for their fleets. Generally, OEMs will have one standard Wheel manufacturer for any given vehicle model. Because we are the standard Steel Wheel manufacturer at nearly all North American Heavy/Medium Truck OEMs, almost all Heavy/Medium Trucks with Steel Wheels produced in North America will have our Wheels unless the end-purchaser of a particular Heavy/Medium Truck (or fleet of Heavy/Medium Trucks) specifically requests a Wheel produced by another supplier. Light Truck OEMs will ordinarily designate more than one Wheel option as standard for any particular vehicle model and one Wheel supplier to supply each option. Consequently, for any particular vehicle model, more than one supplier may have its Wheels designated as standard equipment. OEMs determine which of the standard Wheels to use on any one vehicle depending on factors such as product positioning, consumer preference and cost. In some cases, an OEM will allow an end-consumer to select a Wheel option from the set of Wheels designated as standard. The process of being designated as a standard supplier of a particular Wheel generally takes more than two years from the time of initial design to first delivery. A potential supplier must first develop a Wheel design based on styling and engineering specifications provided by the OEM. After a comprehensive engineering and feasibility review, the OEM designates a specific supplier for a particular Wheel. The duration of the designation is dependent upon the life cycle of the vehicle model.  A supplier that designs, engineers, manufactures and conducts quality control testing is generally referred to as a “Tier I” supplier.  We are a Tier I supplier to most commercial vehicle manufacturers in North America and believe that our early involvement with the engineers from our customers affords us a competitive advantage.

Manufacturing

Continuous Productivity Improvement.  We have developed and implemented a cost reduction and productivity program to continuously improve our operations and to modernize, upgrade and automate our manufacturing facilities. Over the past several years we have made significant investments to improve our facilities, including selected use of robotics and other automation, connection of the automated component lines to the assembly lines, and improvement in product quality through upgrading of key processes. The success of this program is reflected in improvements in operating results, cost-reduction, capacity, product quality and plant safety. The majority of our recent expenditures targeted the Light Truck Steel Wheel production processes at the Ontario, Canada, facility, and continued expansion of tubeless heavy Aluminum Wheel production capacity at the Erie, Pennsylvania and Cuyahoga Falls, Ohio,  facilities. We have budgeted approximately $23 million in 2004 for capital spending.  Management believes that its emphasis on low-cost manufacturing will continue to yield significant operational improvements, although no assurance of such improvements can be given.

Manufacturing Process.  Our Wheels are made using seven primary manufacturing processes: stamping, spin forming, roll forming, welding, coating/finishing, forging and machining. Our steel Wheel products are produced by spin forming or stamping of the disc, roll forming of the rim, welding, coating and finishing. Our forged aluminum Wheels are made using forging, spinning, heat treating, machining and polishing processes. The following describes the major processes we use to produce Wheels:

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

Supplier Relationships

Steel Suppliers.  We have secured favorable pricing from a number of different suppliers by negotiating high-volume contracts with terms ranging from one to three years. While we believe that our supply contracts can be renewed on acceptable terms, there can be no assurance that such agreements can be renewed on such terms or at all. However, we do not believe that we are overly dependent on long-term supply contracts for our steel requirements as we have alternative sources available if need requires.  Furthermore, it should be understood that the domestic steel industry is subject to major restructuring and is poorly positioned, due to a lack of raw materials, to respond to major volume increases.  This may result in occasional industry allocations and surcharges.

Aluminum Suppliers.  We obtain aluminum through third-party suppliers.  We believe that aluminum is readily available from a variety of sources.  Aluminum prices have been volatile; however, we have price agreements with our current supplier to minimize the impact of these changes.

Sales and Marketing

We have built our brand franchise with a targeted sales and marketing effort aimed at Heavy/Medium Truck OEMs, Trailer OEMs, Light Truck OEMs and independent distributors. We actively market to major end-users, including trucking fleets and dealers. We position our sales managers near major customers such as Ford and General Motors in Detroit, Michigan and Freightliner in Portland, Oregon. Additional field sales personnel are geographically located throughout North America to service other OEMs, independent distributors, trucking fleets and dealers. Emphasis is placed on targeting end-users as we commercialize premium products and expand our aluminum product line. The majority of our core customers source their requirements either on annual contracts or standard sourcing contracts.

We have appointed independent distributors in every major market area in the United States, Canada, and Mexico. The majority of these distributors are members of the National Wheel and Rim Association and serve aftermarket needs and small OEMs that we do not service directly.  As a service to the aftermarket and small OEMs, we also provide order consolidation services from our distribution center in Taylor, Michigan.

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

Employees

As of January 31, 2004, we employed 1,685 individuals.  Facilities that are currently unionized include: London, Ontario, Canada; Erie, Pennsylvania; and Monterrey, Mexico.

Bargaining unit employees in the Ontario, Canada, facility are represented by National Automobile, Aerospace, Transportation, and General Workers Union of Canada (“CAW”) Local #27 Unit #17. The existing three-year contract expires on March 12, 2006.

Hourly employees at the Erie, Pennsylvania, facility are represented by the UAW Local # 1186.  The existing contract was implemented in August 2003 and expires in August 2007.

The Monterrey, Mexico, hourly employees are represented by “Federación Nacional de Sindicatos Independientes”, which is a non-politically affiliated union. The current contract has been in place since November 1997 and is subject to renegotiation on an annual basis. The annual expiration date is January 31st.  On January 21, 2004 the parties reached agreement on the new contract, which was subsequently ratified by the membership.

Research and Development

The Research and Development (“R&D”) department is composed of 30 employees, 18 of whom are degreed engineers (six with advanced degrees).  The objectives of the R&D department are to design and develop new products, provide technical support and service to customers and to investigate and develop new process technology.  Over the last few years, we have completed significant new product and process development programs in the areas of full-faced styled steel Wheels, high strength, low alloy Wheels (“HSLA”), new forged aluminum Wheel designs, Wheels for military applications, and cladded wheels for Light Truck applications. Company-sponsored R&D costs for fiscal years 2003, 2002, and 2001 were approximately $5.5 million, $5.3 million and $5.3 million, respectively.  These costs were expensed and included in general and administration expenses during the period incurred.

International Sales

We consider sales to customers outside of the United States as international sales.  International sales in 2003 were $67.3 million, or 18.5% of our 2003 sales volume.  For additional information, see footnote 14 to the “Notes to Consolidated Financial Statements” included herein.

Patents and Trademarks

We maintain an intellectual property estate, including patents and extensive proprietary knowledge of products and systems.  We currently hold 11 patents related to Wheel technology and a further 6 patents are pending.  We have applied for federal and international trademark protection for numerous marks.  We do not rely on, and are not dependent on, patent ownership for our competitive position.  Were any or all patents held to be invalid, management believes we would not suffer significant damage.  However, we do actively pursue patents on our new technology.

Backlog

Our production is based on firm customer orders and estimated future demand.  Since firm orders generally do not extend beyond 15-45 days and we generally meet all requirements, backlog volume is generally not significant.

Cyclical and Seasonal Industry

The Heavy/Medium Wheel and Light Wheel industries are highly cyclical and, in large part, depend on the overall strength of the demand for Heavy/Medium Trucks, Trailers, and Light Trucks.  These industries have historically experienced significant fluctuations in demand based on factors such as general economic conditions, interest rates, government regulations, and consumer confidence.  Since mid-2000, the industry has been in a severe downturn; however, in recent months, major OEM customers are experiencing an upturn in incoming net orders.  In addition, Accuride’s operations are typically seasonal as a result of regular customer maintenance and model changeover shutdowns, which typically occur in the third and fourth quarter of each calendar year.  This seasonality may result in decreased net sales and profitability during the third and fourth fiscal quarters of each calendar year.

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

The nature of our current and former operations and the history of industrial uses at our facilities expose us to the risk of liabilities or claims with respect to environmental and worker health and safety matters that could have a material adverse effect on our business.  Phelps Dodge has indemnified us with respect to environmental liabilities at the Henderson, Kentucky, facility and the Ontario, Canada, facility. Kaiser has indemnified us with respect to certain pre-acquisition environmental liabilities at the Erie, Pennsylvania, facility.  On February 12, 2002, Kaiser filed a voluntary petition in the United States Bankruptcy Court for the District of Delaware for reorganization under Chapter 11 of the United States Bankruptcy Code, which could limit our ability to pursue indemnification claims, if necessary, from Kaiser.  Management does not believe that the outcome of any environmental proceedings will have a material adverse effect on the consolidated financial condition or results of operations of the Company.

Item 2.           Properties

We operate six manufacturing facilities in North America. We own manufacturing facilities in Henderson, Kentucky; Monterrey, Mexico; and London, Ontario, Canada.  We also lease facilities in Erie, Pennsylvania and Cuyahoga Falls, Ohio, a distribution warehouse in Taylor, Michigan, a sales office in Northville, Michigan (a city in the greater Detroit area), and an office building in Evansville, Indiana.  We believe our plants are adequate and suitable for the manufacturing of products for the markets in which we sell. In 2003, the London, Ontario facility operated near capacity while the other plants operated well below capacity due to reduced OEM production schedules for Heavy/Medium Trucks.  The properties owned by the Company are subject to current security interests under the Refinancing.  See “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity.”

Our principal manufacturing, corporate, sales, warehouse, and research facilities are as follows:

Location	Square Feet	Use	Owned/ Leased
London, Ontario, Canada	536,259	Heavy/Medium Steel Wheels; steel Light Truck Wheels	Owned
Henderson, Kentucky	364,365	R&D; Heavy/Medium Steel Wheels	Owned
Taylor, Michigan (a)	75,000	Warehouse	Leased
Erie, Pennsylvania (b)	421,229	Aluminum Wheels forging and machining	Leased
Cuyahoga Falls, Ohio (c)	131,700	Aluminum Wheels machining and polishing	Leased
Columbia, Tennessee (d)	340,000	Steel Light Truck Wheels	Owned
Monterrey, Mexico	262,000	Light/Medium/Heavy Steel Wheels	Owned
Evansville, Indiana (e)	37,229	Corporate headquarters	Leased
Northville, Michigan (f)	4,334	Sales Office	Leased

a)                                      The warehouse is leased from The Package Company under a ten year lease at the rate of $22,882 per month through November 2004.  Monthly lease payments are $24,255 from December 2004 through November 2007 and $25,711 for the period of December 2007 through November 2009.  The lease expires in November 2009.

b)                                     The building is leased by Accuride, Erie under a ten-year lease at the rate of $1.00 per year. The initial term of the lease expires in 2007.

c)                                      The building is leased by Accuride Erie L.P. from Sarum Management.  The building lease was renewed in November 2003 with monthly lease payments of $36,292 through June 30, 2005. Monthly lease payments are $38,502 for the period of July 1, 2005 through June 30, 2007 and $40,846 for the period of July 1, 2007 through December 31, 2007.  The lease expires in December 2007, with an option to renew.

d)                                     Accuride closed this facility in 2002.  The facility is currently for sale.

e)                                      The building is leased from Viking Properties under a ten-year lease at the rate of $41,106 per month through October of 2004 and $45,232 per month thereafter.  The lease expires in 2009.

f)                                        The building is leased from Northwood Corporate Park, LP under a five-year lease that began December 1, 1997.  The lease was extended for another five-year period in February 2002 and the current rate is $7,179 per month.

The address of our principal executive office is 7140 Office Circle, Evansville, Indiana 47715, and our phone number is (812) 962-5000.

Item 3.           Legal Proceedings

We are subject to claims against us and we make claims against others in the ordinary course of our business.  We do not believe that there are any pending or threatened legal proceedings that, if adversely determined, could have a material adverse effect on us.

Item 4.           Submissions of Matters to a Vote of Security Holders

None.

Part II

Item 5.           Market for Registrant’s Common Equity and Related Stockholder Matters

Our Common Stock is privately held and not listed for trading on any public market.  As of March 1, 2004, there were approximately 46 record holders of our Common Stock.

DIVIDEND POLICY

We have not declared or paid cash dividends on our Common Stock.  We currently intend to retain any future earnings to pay down debt and finance the growth and development of our business and therefore do not anticipate paying any cash dividends in the foreseeable future.  Any future determination to pay cash dividends will be made by our Board of Directors in light of our earnings, financial position, capital requirements and such other factors as the Board of Directors deems relevant.  The payment of dividends is restricted under the terms of the Refinancing and the Indenture.  See “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity.”

STOCK OPTION AND PURCHASE PLAN

Effective January 21, 1998, we adopted the 1998 Stock Purchase and Option Plan for key employees of Accuride Corporation and subsidiaries (the “1998 Plan”).  The 1998 Plan permits the issuance of Common Stock and the grant of non-qualified stock options to purchase shares of Common Stock.

The following table gives information about equity awards under our 1998 Plan as of December 31, 2003:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,175	$2,783.00	272

Equity compensation plans not approved by security holders	—	—	—

RECENT SALES OF UNREGISTERED SECURITIES

On September 30, 2003, the Company issued 3.2 shares of Accuride common stock pursuant to the exercise of an employee stock option for $1,750 per share.  Exemption from registration under the Securities Act was based on the grounds that the issuance was offered and sold pursuant to a compensatory benefit plan within the meaning of Rule 701 of the Securities Act and did not involve a public offering within the meaning of Section 4(2) of the Securities Act.

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

Selected Historical Operations Data (In thousands)

	Fiscal Year Ended December 31,
	2003	2002	2001	2000	1999

Operating Data:
Net sales (a)	$364,258	$345,549	$332,071	$475,804	$505,854
Gross profit (a)(b)	62,830	59,317	33,796	79,217	110,617
Operating expenses	23,918	24,014	31,000	29,494	29,032
Income from operations (b)	38,912	35,303	2,796	49,723	81,585
Operating income margin (c)	10.7%	10.2%	0.8%	10.5%	16.1%
Interest income (expense), net (d)	(49,877)	(42,017)	(40,199)	(38,742)	(38,988)
Equity in earnings of affiliates (e)	485	182	250	455	2,316
Other income (expense), net (f)	825	1,430	(9,837)	(6,157)	(1,081)
Net income (loss)	(8,725)	(10,941)	(33,154)	2,513	25,331
Other Data:
Net cash provided by (used in):
Operating activities	7,964	15,307	1,359	66,343	86,835
Investing activities	(19,672)	(19,766)	(18,405)	(51,688)	(124,324)
Financing activities	13,134	(1,983)	26,238	(8,632)	66,511
Depreciation and amortization (g)	34,129	30,740	35,611	32,279	29,784
Capital expenditures	20,261	19,316	17,705	50,420	44,507
Balance Sheet Data (end of period):
Cash and cash equivalents	$42,692	$41,266	$47,708	$38,516	$32,493
Working capital (h)	33,945	17,587	(5,136)	12,977	40,492
Total assets	528,297	515,167	498,223	515,271	525,772
Total debt	490,475	474,155	476,550	448,886	460,561
Stockholders’ equity (deficiency)	(65,842)	(53,249)	(62,354)	(29,200)	(32,131)

(a)          Results of operations for the year ended December 31, 1999 are based on our 50% ownership of Accuride Erie through March 31, 1999 and 100% ownership of Accuride Erie since April 1, 1999.  Net sales and gross profit for aluminum wheels for the 9-month period from April 1, 1999 through December 31, 1999 were $76.1 million and $22.1 million, respectively.

(b)         Gross profit and income from operations for 1999 reflect a reduction to cost of $3.0 million related to the favorable Accuride Erie recall adjustment.  Gross profit for 2000 reflects $5.0 million of costs related to integration and restructuring charges at our Monterrey, Mexico, facility, and $0.2 million of cost related to restructuring charges related to our other facilities.  Gross profit for 2001 reflects $2.7 million of charges related to the closure of the Columbia, Tennessee, facility, $1.6 million of restructuring charges related to our other facilities, and a $2.6 million charge for impaired assets at the Monterrey, Mexico, facility.  Gross profit for 2002 reflects $0.9 million of costs related to a reduction in employee workforce, $0.4 million of costs related to non-cash pension curtailment expenses associated with the recently resolved labor dispute in the Henderson, Kentucky, facility, plus $1.1 million of costs related to the consolidation of light wheel production.  Gross profit for 2003 reflects $2.2 million for costs associated with the fire damage and resulting business interruption sustained at our facility in Cuyahoga Falls, Ohio in August 2003, $0.4 million for strike contingency costs associated with the recent renewal of our labor contract at our facility in Erie Pennsylvania, and $0.3 million for pension related costs at our facility in London, Ontario.

(c)          Represents operating income as a percentage of sales.

(d)         Includes $11,264 of refinancing costs during the fiscal year ended December 31, 2003.

(e)          Equity in earnings of affiliates includes Accuride’s income from (i) Accuride Erie, through March 31, 1999, in which prior to such date we owned a 50 % interest and (ii) AOT.

(f)            Other income (expense), net consists primarily of realized and unrealized gains and losses related to the change in market value of our currency, commodity, and interest rate derivative instruments.

(g)         Effective January 1, 2002, Accuride adopted Statements of Financial Accounting Standard (“SFAS”) No. 142, “Accounting for Goodwill and Other Intangible Assets”.  No goodwill amortization was recorded during the fiscal years ended December 31, 2002 and 2003.  Included in the fiscal year ended December 31, 2003 is $2,248 of deferred financing costs related to the third amended and restated credit agreement that we entered into on June 13, 2003 to refinance a portion of the debt outstanding under the July 27, 2001 second amended and restated credit agreement (the “Refinancing”).

(h)         Working capital represents current assets less cash and current liabilities.

Item 7.                                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) describes the matters that we consider to be important to understanding the results of our operations for each of the three years in the period ended December 31, 2003, and our capital resources and liquidity as of December 31, 2003 and 2002.  Our discussion begins with our assessment of the conditions of the heavy and medium commercial vehicle industry along with a summary of the actions we have taken to reposition the Company.  We then analyze the results of our operations for the last three years, including the trends in the overall business followed by a discussion of our cash flows and liquidity, our new credit facility, and contractual commitments.  We then provide a review of the critical accounting judgments and estimates that we have made which we believe are most important to an understanding of our MD&A and our consolidated financial statements.  We conclude our MD&A with information on recent accounting pronouncements which we adopted during the year, as well as those not yet adopted that are expected to have an impact on our financial accounting practices.

The following discussion should be read in conjunction with the “Selected Consolidated Financial Data” and our Consolidated Financial Statements and the notes thereto, all included elsewhere herein.  The information set forth in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements that involve risks and uncertainties. Many factors could cause actual results to differ materially from those contained in the forward-looking statements below.  See “Factors That May Affect Future Results.”

We have one reportable segment:  the design, manufacture and distribution of wheels and rims for heavy/medium trucks, trailers, and other vehicles such as light commercial trucks, pick-up trucks, sport utility vehicles and vans.  We sell our products primarily with in North America and Latin America to original equipment manufacturers and to the aftermarket.

Executive Summary

Net sales in 2003 increased 5.4% to $364.3 million from $345.5 million in 2002.  The increase in net sales is primarily a result of the beginning of the cyclical recovery in the commercial vehicle industry, led by increased demand from trailer and chassis OEMs, along with our increased penetration in the aluminum market.

Our individual plant performance remains strong at our facilities in Henderson Kentucky, Erie Pennsylvania, and Monterrey Mexico.  Our Cuyahoga Falls facility continues to improve its manufacturing performance in the wake of our August 2003 facility fire and the related business disruption.  Our London Ontario facility, while running very strong on the heavy commercial products side, continues to work on efficiency gains on the new light product processes installed at the end of 2002.

We are very pleased to have completed the refinancing of our senior credit facilities in June (the “Refinancing”) and subsequent re-pricing in December 2003.  These actions strengthened our balance sheet considerably.  We reduced debt amortizations in 2004 and 2005 from $137.4 million to $3.8 million; we amended our financial covenants to accommodate the prolonged industry downturn, we reduced interest expense and improved liquidity substantially through a new three-year $66 million revolver with unused capacity of $41 million as of December 31, 2003.

Following a three-year industry wide downturn, we believe the commercial vehicle market has begun a recovery.  Freight growth, improved fleet profitability, equipment age, equipment utilization and continued economic strength are driving order rates for new vehicles to levels not seen in several years.  Current industry forecasts by America’s Commercial Transportation Publications, the Automotive Market Research Council, Martin Labbe Associates, and other industry analysts (collectively referred to as “Analysts”), predict that the North American commercial vehicle industry will continue to gain momentum in 2004.  The general economic recovery, and pent-up demand, will continue to drive the pace of the cyclical recovery in the commercial vehicle industry.

Our operating challenge in 2004 will be to meet the rapidly rising demand environment while improving our internal productivity, and at the same time, mitigate the margin pressure from rising raw material prices, energy costs and a declining U.S. dollar.

Results of Operations

Comparison of Fiscal Years 2003 and 2002

The following table sets forth certain income statement information of Accuride for the fiscal years ended December 31, 2003 and December 31, 2002:

(Dollars in thousands)	Fiscal 2003		Fiscal 2002

Net sales	$364,258	100.0%	$345,549	100.0%
Gross profit	62,830	17.2%	59,317	17.2%
Operating expenses	23,918	6.6%	24,014	6.9%
Income from operations	38,912	10.7%	35,303	10.2%
Equity in earnings of affiliates	485	0.1%	182	0.1%
Other income (expense)	(49,052)	(13.5)%	(40,587)	(11.7)%
Net income (loss)	(8,725)	(2.4)%	(10,941)	(3.2)%

Net Sales.  Net sales increased by $18.8 million, or 5.4%, in 2003 to $364.3 million, compared to $345.5 million for 2002. The $18.8 million increase in net sales is primarily due to the beginning of the cyclical recovery in the commercial vehicle industry led by a $14 million increase in orders from trailer and chassis OEMs, a $12 million increase in the sales volume of aluminum wheels related to improved market penetration, and a $7 million increase related to the strengthening of the Canadian dollar.  These increases were partially offset by a $9 million decrease resulting from the discontinuance of a certain light wheel program, a $3 million decrease due to a soft market in Mexico, and a $4 million decrease resulting from continued pricing pressures.

Gross Profit.  Gross profit increased by $3.5 million, or 5.9%, to $62.8 million for 2003 from $59.3 million for 2002.  The principal causes for the improvement in our gross profit are a $14 million increase in sales volume and product mix, along with a $4 million increase from operating improvements at our facilities.  Factors unfavorably impacting our gross profit during 2003 include $4.0 million related to pricing, $3 million related to the strengthening Canadian dollar and $7 million of higher costs for steel, natural gas, and employee benefits.

Operating Expenses.  Operating expenses remained relatively constant for the twelve-month period ended December 31, 2003 compared to the twelve-month period ended December 31, 2002.

Equity in Earnings of Affiliates.  Equity in earnings of affiliates increased to $0.5 million for 2003 compared to $0.2 million for 2002 primarily as a result of a reversal of previously accrued taxes at AOT, Inc., a joint venture in which we own a 50% interest.

Other Income (Expense).  Net interest expense decreased to $38.6 million for 2003 compared to $42.0 million for 2002 due to declining interest rates.  During 2003, we incurred $11.3 million of refinancing costs associated with the Refinancing.  Other income for 2003 was $0.8 million compared to other income of $1.4 million in 2002.  The $0.6 million decrease in other income is the result of fluctuations in foreign currency exchange rates and our 2002 interest rate instruments.

Net Income (Loss).  We had a net loss of $8.7 million for the year ended December 31, 2003 compared to net loss of $10.9 million for the year ended December 31, 2002.  Included in the 2003 loss is $11.3 million of refinancing costs.  The higher effective tax rate in 2002 is primarily attributable to an increase in our valuation allowance to reduce a deferred tax asset which we do not expect to fully utilize.  The 2003 statutory benefit was impacted by fluctuations in currency and translation adjustments, which are recognized differently in foreign jurisdictions.

Comparison of Fiscal Years 2002 and 2001

The following table sets forth certain income statement information of Accuride for the fiscal years ended December 31, 2002 and December 31, 2001:

(Dollars in thousands)	Fiscal 2002		Fiscal 2001

Net sales	$345,549	100.0%	$332,071	100.0%
Gross profit	59,317	17.2%	33,796	10.2%
Operating expenses	24,014	6.9%	31,000	9.3%
Income from operations	35,303	10.2%	2,796	0.8%
Equity in earnings of affiliates	182	0.1%	250	0.1%
Other income (expense)	(40,587)	(11.7)%	(50,036)	(15.1)%
Net income (loss)	(10,941)	(3.2)%	(33,154)	(10.0)%

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

Gross Profit.  Gross profit increased by $25.5 million, or 75.4%, to $59.3 million for 2002 from $33.8 million for 2001.  Gross profit as a percentage of sales improved to 17.2% compared to 10.2% for the year ended December 31, 2001.  The principal causes for the improvement in our gross profit are increased aluminum sales volume and increased absorption of fixed costs, strong operational performance at all sites driven by improved material pricing and utilization, and cost reductions related to operational efficiencies.  In addition, there was a non-recurring $2.7 million reserve related to the closure of our Columbia, Tennessee, facility in 2001.

Operating Expenses.  Operating expenses decreased by $7.0 million, or 22.5%, to $24.0 million for 2002 from $31.0 million for 2001.  $4.2 million of the decrease relates to an accounting change taking effect on January 1, 2002, which eliminated the amortization of goodwill.  In addition, there was a reduction in legal accruals due to favorable resolutions of certain legal matters.

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

Net Income (Loss).  We had a net loss of $10.9 million for the year ended December 31, 2002 compared to net loss of $33.2 million for the year ended December 31, 2001 due to higher pretax earnings as described above, partially offset by a higher effective tax rate.  The higher effective tax rate is primarily attributable to an increase in our valuation allowance to reduce a deferred tax asset which we do not expect to fully utilize.

Effects of Inflation.

The effects of inflation were not considered material during fiscal years 2003, 2002 or 2001.

Capital Resources and Liquidity

Accuride’s primary sources of liquidity are cash flows from operations and borrowings under our revolving credit facility.  Primary uses of cash are funding working capital, capital expenditures and debt service.

We believe our cash on hand, remaining availability under our credit facility and positive cash flows from operations will provide us with sufficient liquidity during the next twelve months.  Our continuing liquidity, however, is contingent upon future operating performance, cash flows, and our ability to continue to meet financial covenants in our credit facilities.

As of December 31, 2003, we had cash and short-term investments of $42.7 million compared to $41.3 million as of December 31, 2002.  Cash provided from operating activities of $8.0 million and net financing activities of $13.1 million were used to fund the investing activities of $19.7 million.  Net financing activities include $180.0 million of borrowings and $163.8 million of repayments against the senior facilities, $3.2 million of costs for deferred financing fees and $0.1 million of proceeds from stock subscriptions receivable.

Investing activities during the year ended December 31, 2003 were $19.7 million compared to $19.8 million for the year ended December 31, 2002.  The 2003 investing activities included $10.0 million to install manufacturing capacity for the production of light full face design wheels, $1.5 million at AdM, $5.0 million at Accuride Erie, and $4.2 million at our other facilities.  These investing activities were partially offset by a $1.0 million cash distribution from AOT.  The 2002 investing activities included $10.5 million related to the consolidation of light wheel production, $0.7 million at AdM, $1.8 million at Accuride Erie, and $6.8 million at our other facilities.

Cash flow from financing activities during the year ended December 31, 2003 was a source of $13.1 million compared to a use of $2.0 million for the year ended December 31, 2002.  Please see “Bank Borrowing,” below.

Our capital expenditures in 2003 were $20.7 million.  Accuride expects its capital expenditures to be approximately $23 million in 2004.  It is anticipated that these expenditures will fund (i) investments in productivity and low cost manufacturing improvements in 2004 of approximately $10 million (including $4 million to install manufacturing capacity for the production of light full face design wheels); (ii) Equipment and facility maintenance of approximately $11 million; and (iii) continuous improvement initiatives of approximately $2 million.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations as of December 31, 2003 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods:

$ Millions	2004	2005	2006	2007	2008	Thereafter	Total
Long-Term Debt:
New Revolver	$	$	$25.0	$	$	$	$25.0
New Term B	0.9	0.9	0.9	177.3			180.0
Term C	1.0	1.0	47.0	47.0			96.0
Senior Subordinated Notes					189.9		189.9
Interest on Long-Term Debt (a)	38.0	39.8	39.8	26.7	8.8		153.1
Operating Leases:	2.1	1.9	1.7	1.3	0.9	0.7	8.6
Unconditional Purchase Obligations: (b)	2.1						2.1
Other Long-Term Liabilities: (c)	5.9	7.1	6.6	6.0	5.4		31.0

Total Obligations	50.0	50.7	121.0	258.3	205.0	0.7	685.7

(a)          All of the Company’s long-term debt is at Libor based variable rates as of December 31, 2003 except for the senior subordinated notes which have a fixed interest rate of 9.25%.  The projected interest assumes a one percent increase per year through 2006 in Libor rates.

(b)         The unconditional purchase commitments are principally take-or-pay obligations related to the purchase of certain materials, including natural gas, consistent with customary industry practice.

(c)          Consists primarily of post-retirement estimated future benefit payments and estimated pension contributions.

Bank Borrowing.   Effective July 27, 2001 we entered into a second amended and restated credit agreement to modify the provisions of our Term Loans and Revolver (the “Amended Credit Agreement”).   The Amended Credit Agreement provided for (i) $55.4 million that was to mature on January 21, 2005 (“Term A”), (ii) $69.3 million that was to mature on January 21, 2006 (“Term B”), (iii) $47.0 million that matures on January 21, 2006 and $47.0 million that matures on January 21, 2007 (“Term C”), and (iv) up to $100,000 under the revolving credit facility  (which may be limited to $87,500 based on certain leverage ratios) (the “Revolving Credit Facility”).

Effective June 13, 2003 we entered into a third amended and restated credit agreement to refinance a portion of the debt outstanding under the July 27, 2001 second amended and restated credit agreement (the “Refinancing”).  Under the Refinancing we repaid in full the aggregate amounts outstanding under the “Term A” facility, “Term B” facility” and the Revolving Credit Facility with proceeds from (i) a new term credit facility in an aggregate principal amount of $180 million that matures on June 13, 2007 (“New Term B”), and (ii) a new revolving facility (“New Revolver”) in an aggregate principal amount of $66 million (comprised of a $36 million U.S. revolving credit facility and a $30 million Canadian revolving credit facility) which matures on June 13, 2006 (collectively, the “New Senior Facilities”) of which $25 million of the New Revolver was funded at close.  The New Senior Facilities provide for (i) increased interest rate spreads to LIBOR, (ii) a second priority lien on substantially all of the Company’s US and Canadian properties and assets to secure the New Term B, (iii) a first priority lien on the Company’s properties and assets securing the New Revolver and Term C, (iv) a pledge of 65% of the stock of our Mexican subsidiary, and (v) a modification to the Company’s financial covenants.  A negative pledge restricts the imposition of other liens or encumbrances on any of the assets, subject to certain exceptions.

The “Term C” facility under the second amended and restated credit agreement remains outstanding under the Refinancing and the amortizations and maturities on the Term C facility remain unchanged.

Accuride’s Canadian subsidiary is the borrower under the New Revolver and Accuride has guaranteed the repayment of such borrowing under the Refinancing.  As of December 31, 2003, $25.0 million was outstanding under the New Revolver.

The New Term B facility requires a $0.9 million repayment on June 13, 2004, June 13, 2005, and June 13, 2006, and $177.3 million on June 13, 2007.  The Term C loan requires a $1.0 million repayment on January 21, 2004, and January 21, 2005, and $47.0 million repayment on January 21, 2006 and January 21, 2007.

On December 10, 2003, we completed an amendment to the Refinancing..  The Company re-priced its New Term B loan at LIBOR plus 525 basis points, a reduction of 100 basis points, and Term C loan at LIBOR plus 325 basis points, a reduction of 75 basis points.  In addition, the Company eliminated the LIBOR floor provision for the New Term B loan.

Restrictive Debt Covenants.  Our credit documents contain numerous financial and operating covenants that limit the discretion of management with respect to certain business matters. These covenants place significant restrictions on, among other things, theability to incur additional debt, to pay dividends, to create liens, to make certain payments and investments and to sell or otherwise dispose of assets and merge or consolidate with other entities. Accuride is also required to meet certain financial ratios and tests including a leverage ratio, an interest coverage ratio, and a fixed charge coverage ratio. A failure to comply with the obligations contained in the credit documents could result in an event of default, and possibly the acceleration of the related debt and the acceleration of debt under other instruments evidencing indebtedness that may contain cross-acceleration or cross-default provisions. As of December 31, 2003, we were in compliance with our financial covenants and ratios.

Senior Subordinated Notes.   In January 1998 we issued the $200 million Notes pursuant to an Indenture (the “Indenture”).  The Indenture is limited in aggregate principal amount to $300 million, of which $200 million were issued as Private Notes and subsequently exchanged for Exchange Notes, which exchange has been registered under the Securities Act of 1933, as amended. The Indenture provides certain restrictions on the payment of dividends by Accuride.  The Indenture is subject to and governed by the Trust Indenture Act of 1939, as amended.  The Notes are general unsecured obligations of Accuride and are subordinated in right of payment to all existing and future Senior Indebtedness (as defined in the Indenture).  The Notes mature on February 1, 2008.  Interest on the Notes accrues at the rate of 9.25% per annum and is due and payable semi-annually in arrears on February 1 and August 1, commencing on August 1, 1998, to holders of record of the Notes on the immediately preceding January 15 and July 15.  As of December 31, 2003 the aggregate principal amount of Notes outstanding was $189.9 million.

Off-Balance Sheet Arrangements.  The Company’s off-balance sheet arrangements include the operating leases and unconditional purchase obligations which are principally take-or-pay obligations related to the purchase of certain materials, including natural gas, consistent with customary industry practice as well as letters of credit as discussed in Note 8, “Long-Term Debt”, under Item 8 of this Form 10-K.

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

Impairment of Long-lived Assets- We evaluate long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  In performing the review of recoverability, we estimate future cash flows expected to result from the use of the asset and its eventual disposition.  The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management’s subjective judgments.  The time periods for estimating future cash flows is often lengthy, which increases the sensitivity to assumptions made.  Depending on the assumptions and estimates used, the estimated future cash flows projected in the evaluation of long-lived assets can vary within a wide range of outcomes.  We consider the likelihood of possible outcomes in determining the best estimate of future cash flows.

Accounting for Goodwill- Since the adoption of Statement of Financial Accounting Standards (SFAS) No. 142 on January 1, 2002, we no longer amortize goodwill but instead test annually for impairment as required by SFAS 142.  If the carrying value of goodwill exceeds its fair value, an impairment loss must be recognized.  A present value technique is often the best available technique with which to estimate the fair value of a group of assets.  The use of a present value technique requires the use of estimates of future cash flows.  These cash flow estimates incorporate assumptions that marketplace participants would use in their estimates of fair value as well as our own assumptions.  These cash flow estimates are based on reasonable and supportable assumptions and consider all available evidence.  However, there is inherent uncertainty in estimates of future cash flows and termination values.  As such, several different terminal values were used in our calculations and the likelihood of possible outcomes was considered.

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

The most significant element in determining our pension income (cost) in accordance with SFAS No. 87 is the expected return on plan assets.  In 2003, we assumed that the expected long-term rate of return on plan assets would be 9.0% for the U.S. plans and 9.5% for the Canadian plans.  The assumed long-term rate of return on assets is applied to a calculated value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over five years.  This produces the expected return on plan assets that is included in pension income (cost).  The difference between this expected return and the actual return on plan assets is deferred.  The net deferral of past asset gains (losses) affects the calculated value of plan assets and, ultimately, future pension income (cost). Over the long term, our U.S. pension plan assets have earned approximately 9% while our Canadian plan assets have earned approximately 11%.  The expected return on plan assets is reviewed annually, and if conditions should warrant, would be revised.  If we were to lower this rate, future pension cost would increase.

At the end of each year, we determine the discount rate to be used to calculate the present value of plan liabilities.  The discount rate is an estimate of the current interest rate at which the pension liabilities could be effectively settled at the end of the year.  In estimating this rate, we look to rates of return on high-quality, fixed-income investments that receive one of the two highest ratings given by a recognized ratings agency.  At December 31, 2003, we determined this rate to be 6.0%, a decrease of 50 basis points from the rate used at December 31, 2002.  Changes in discount rates over the past three years have not materially affected pension income (cost), and the net effect of changes in the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, have been deferred, in accordance with SFAS No. 87.

The recent declines in the financial markets coupled with the decline in interest rates have caused our accumulated pension obligation to exceed the fair value of the related plan assets.  As a result, in 2003 we recorded an increase to our accrued pension liability and a non-cash charge to equity of approximately $3.8 million after-tax.  This charge may be reversed in future periods if market conditions improve or interest rates rise.

For the year ended December 31, 2003, we recognized consolidated pretax pension cost of $2.5 million, up from $2.0 million in 2002.  We currently expect that the consolidated pension cost for 2004 will not be materially different from 2003.  We currently expect to contribute $5.2 million to our pension plans during 2004, however, we may elect to adjust the level of contributions based on a number of factors, including performance of pension investments, changes in interest rates, and changes in workforce compensation.

Taxes- Management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets, liabilities and any valuation allowances recorded against the deferred tax assets.  We evaluate quarterly the realizability of our net deferred tax assets by assessing the valuation allowance and adjusting the amount of such allowance, if necessary.  The factors used to assess the likelihood of realization are our forecast of future taxable income and the availability of tax planning strategies that can be implemented to realize the net deferred tax assets.  Failure to achieve forecasted taxable income might affect the ultimate realization of the net deferred tax assets.  Factors that may affect our ability to achieve sufficient forecasted taxable income include, but are not limited to, the following:  increased competition, a decline in sales or margins, or loss of market share.

At December 31, 2003, we had net deferred tax assets of $30.5 million.  Although realization of our net deferred tax assets is not certain, management has concluded that we will more likely than not realize the full benefit of the deferred tax assets.

Recent Developments

New Accounting Pronouncements- Accounting standards issued during 2003 which could impact us include SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, FIN 46R, Consolidation of Variable Interest Entities and Interpretation of ARB 51, and FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

SFAS 149 - On April 30, 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”.  The statement amends and clarifies derivative instruments embedded in other contracts, and for hedging activities under Statement 133.  SFAS 149 was effective for Accuride on a prospective basis for contracts entered into or modified and for hedging relationships designated for fiscal periods beginning after June 30, 2003.  This statement had no effect on the Company’s consolidated financial statements.

SFAS 150 - On May 15, 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”.  This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability, even though it might previously have been classified as equity.  SFAS 150 was effective for financial instruments entered into or modified after May 31, 2003, and applies to all financial instruments in the first interim period beginning after June 15, 2003.  This statement had no effect on the Company’s consolidated financial statements.

FIN 46R—On December 24, 2003, the FASB issued a revision to Interpretation 46 (FIN 46R) to clarify some of the provisions of FASB Interpretation No. 46, Consolidation of Variable Interest Entities. The term “variable interest” is defined in FIN 46 as “contractual, ownership or other pecuniary interest in an entity that change with changes in the entity’s net asset value.”  Variable interests are investments or other interests that will absorb a portion of an entity’s expected losses if they occur or receive portions of the entity’s expected residual returns if they occur.  FIN 46R defers the effective date of FIN 46 for certain entities and makes several other changes to FIN 46.  The Company does not expect the recognition provisions of FIN 46 or FIN 46R to have a material impact on the Company’s financial position or results of operations.

FAS 106-1—On December 8, 2003, the President of the United States signed the Medicare Prescription Drug, Improvement and Modernization Act into law.  The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.  FASB Statement No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, requires presently enacted changes in relevant laws to be considered in current period measurements of postretirement benefit costs and the APBO.  However, specific authoritative guidance on the accounting for the federal subsidy is currently pending, and Accuride has elected to defer accounting for the effects of this pronouncement as allowed by this staff position.  It is not certain at this time what effects this law and pronouncement will have on the Company’s financial position or results of operations.

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

•                  the commercial vehicle industry appears to have begun a recovery;

•                  the availability of working capital and additional capital to Accuride;

•                  continuation of operational improvements and sources of supply of raw materials; and

•                  the lack of future supply disruption as a result of labor issues.

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

Significant Indebtedness – Our significant debt could adversely affect our financial resources and prevent us from satisfying our debt service obligations.  We have a significant amount of indebtedness and may also incur additional indebtedness in the future. We may not generate sufficient cash flow from operations, or have future borrowings available to it, sufficient to pay our debt. At December 31, 2003, total indebtedness was $490.5 million and our total stockholders’ deficit was $65.8 million.

Our ability to make debt payments or refinance our indebtedness depends on future performance, which, to a certain extent, is subject to general economic, financial, competitive and other factors, some of which are beyond our control.  Based upon our current level of operations and anticipated growth, management believes that available cash flow, together with available credit will be adequate to meet our financial needs for the next twelve months.  There can be no assurance, however, that Accuride’s business will generate sufficient cash flow from operations or that future borrowings will be available in an amount sufficient to enable us to pay our debts or to make necessary capital expenditures, or that we could obtain an amendment to our credit agreement or refinance our debt on commercially reasonable terms or at all.

Our substantial indebtedness could have important consequences including, but not limited to, the following: (i) a substantial decrease in net operating cash flows or an increase in expenses could make it difficult for us to meet our debt service requirements; (ii) a substantial portion of cash flows will be used to pay interest expense and debt amortization, which will reduce the funds that would otherwise be available for operations and future business opportunities; (iii) the ability to obtain additional financing for acquisitions, working capital, capital expenditures, or other purposes may be impaired or unavailable; (iv) we may be more highly leveraged than our competitors, which may place us at a competitive disadvantage; (v) our substantial indebtedness may make us more vulnerable during a downturn in our business or in the economy generally; and (vi) some of our existing debt contains financial and restrictive covenants that limit our ability to, among other things, borrow additional funds, dispose of assets, and pay cash dividends.

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

Cyclical and Seasonal Industry – The wheel industry is cyclical and seasonal, resulting in fluctuations of revenue and income.  The Heavy/Medium Wheel and Light Wheel industries are highly cyclical and, in large part, depend on the overall strength of the demand for Heavy/Medium Trucks, Trailers, and Light Trucks.  These industries have historically experienced significant fluctuations in demand based on factors such as general economic conditions, gas prices, interest rates, government regulations, and consumer confidence.  Since mid-2000, the industry has been in a severe downturn; however, in recent months, major OEM customers have experienced an upturn in incoming net orders.  In addition, our operations are typically seasonal as a result of regular customer maintenance and model changeover shutdowns, which typically occur in the third and fourth quarter of each calendar year.  This seasonality may result in decreased net sales and profitability during the third and fourth fiscal quarters of each calendar year.

Dependence on Major Customers - The loss of one of our significant customers could have an adverse effect on our business.  We derived approximately 19.8%, 16.1% and 13.1% of our 2003 net sales from Freightliner, Ford and International, respectively.  We have been a supplier to these customers for many years.  We are continuing to engage in efforts intended to improve and expand our relations with each of these customers.  We have supported our position with these customers through direct and active contact with end users, trucking fleets and dealers, and have located certain of our sales personnel in offices near these customers and most of our other major customers.  Although we believe that our relationship with these customers is good, we cannot assure that we will maintain or improve these relationships, that these customers will continue to do business with us as they have in the past, or that we will be able to supply these customers or any of our other customers at current levels.  The loss of a significant portion of our sales to Freightliner, Ford and/or International could have a material adverse effect on our business.  In addition, the delay or cancellation of material orders from, or problems at, Freightliner, Ford and International or any of our other major customers could have a material adverse effect on our business.

Raw Materials – We are vulnerable to significant price increases and shortages.  We use substantial amounts of raw steel and aluminum.  Although steel is generally available from a number of sources, we have obtained favorable sourcing by negotiating and entering into high-volume contracts with third parties with terms ranging from one to three years.  We obtain aluminum from various third-party suppliers.  While we believe that our supply contracts can be renewed on acceptable terms, we cannot assure that we will be successful in renewing these contracts on such favorable terms or at all.  A substantial interruption in the supply of steel or aluminum or inability to obtain a supply of raw steel or aluminum on commercially desirable terms could have an adverse effect on our business.  Steel pricing has been volatile during the past several months.  While we have historically been able to pass through to our customers steel price increases, we cannot assure that rapid and significant changes in the price of steel will not occur in the near future or that we will be able to pass on any such cost increases to our customers.  Aluminum prices have been volatile; however, we have price agreements with our current supplier to protect against the impact of these changes.

Labor Relations - The majority of our employees are members of labor unions and any labor disputes could adversely affect our business.  The majority of our employees are members of labor unions. As of January 1, 2004, approximately 79% of our employees at the Ontario, Canada, facility were represented by the CAW.   The approximate percentage of employees at the Erie, Pennsylvania, and Monterrey, Mexico, facilities who are represented by the UAW and the El Sindicato Industrial de Trabajadores de Nuevo Leon is 78% and 80%, respectively.  Hourly employees at the Erie, Pennsylvania, facility are represented by the UAW Local #1186.  A supply disruption to our customer base due to a labor dispute work stoppage could have a material adverse effect on our business.

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

Environmental Liabilities - We may be subject to liability under environmental laws.  We are subject to various foreign, federal, state and local environmental laws, ordinances, and regulations, including those governing discharges into the air and water, the storage, handling and disposal of solid and hazardous wastes, the remediation of soil and groundwater contaminated by petroleum products or hazardous substances or wastes, and the health and safety of our employees.  Under certain of these laws, ordinances or regulations, a current or previous owner or operator of property may be liable for the costs of removal or remediation of certain hazardous substances or petroleum products on, under, or in its property, without regard to whether the owner or operator knew of, or caused, the presence of the contaminants, and regardless of whether the practices that resulted in the contamination were legal at the time they occurred.  The presence of, or failure to remediate properly such substances, may adversely affect the ability to sell or rent such property or to borrow using such property as collateral.  Persons who generate, arrange for the disposal or treatment of, or dispose of hazardous substances may be liable for the costs of investigation, remediation or removal of these hazardous substances at or from the disposal or treatment facility, regardless of whether the facility is owned or operated by that person.  Additionally, the owner of a site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site.  Accuride believes that it is in material compliance with environmental laws, ordinances and regulations and does not anticipate any material adverse effect on earnings or competitive position relating to environmental matters.  It is possible that future developments could lead to material costs of environmental compliance.  The nature of our current and former operations and the history of industrial uses at some of our facilities expose us to the risk of liabilities or claims with respect to environmental and worker health and safety matters which could have a negative impact on our business.

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

Control by KKR Affiliates - The rights of our shareholders could be adversely affected because of the concentrated control of our stock.  As of December 31, 2003, approximately 87% of our Common Stock was held by Hubcap Acquisition.  Hubcap Acquisition is a Delaware limited liability company whose members are KKR 1996 Fund L.P. and KKR Partners II, L.P.   KKR 1996 Fund L.P., which owns more than a 95% equity interest in Hubcap Acquisition, is a Delaware limited partnership whose sole general partner is KKR Associates 1996 L.P.   KKR Associates 1996 L.P. is a Delaware limited partnership whose sole general partner is KKR 1996 GP L.L.C.   KKR 1996 GP L.L.C. is a Delaware limited liability company whose members are also the members of the limited liability company that is the general partner of Kohlberg Kravis Roberts & Co. L.P. (“KKR”).  Accordingly, affiliates of KKR control us and have the power to elect all of our directors, appoint new management and approve any action requiring the approval of our shareholders, including adopting amendments to our Certificate of Incorporation and approving mergers or sales of substantially all of our assets.  We cannot give any assurance that the interests of KKR and its affiliates will not conflict with the interests of other holders of our securities.

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

Foreign Currency Risk

Certain forecasted transactions, assets, and liabilities are exposed to foreign currency risk.  We monitor our foreign currency exposures to maximize the overall effectiveness of our foreign currency derivatives. The principal currency of exposure is the Canadian dollar. From time to time we use foreign currency financial instruments, designated as hedging instruments under SFAS 133, to offset the impact of the variability in exchange rates on our operations, cash flows, assets and liabilities. At December 31, 2003, we had no open foreign exchange derivative instruments although the Company anticipates it will enter into similar contracts in 2004.

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

Raw Material/Commodity Price Risk

We rely upon the supply of certain raw materials and commodities in our production processes and we have entered into firm purchase commitments for steel, aluminum, and natural gas. The exposures associated with these commitments are primarily managed through the terms of the sales, supply, and procurement contracts.  Additionally, from time to time, we use commodity price swaps and futures contracts to manage the variability in certain commodity prices on our operations and cash flows.  At December 31, 2003, we had no open commodity price swaps and futures contracts.

Interest Rate Risk

We use long-term debt as a primary source of capital in our business.  The following table presents the principal cash repayments and related weighted average interest rates by maturity date for our long-term fixed-rate debt and other types of long-term debt at December 31, 2003.  The weighted average interest rates are based on 12 month Libor in effect as of December 31, 2003:

(Dollars in Thousands)	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
Long-term Debt:
Fixed					$189,900	—	$189,900	$195,597
Avg. Rate					9.25%	—	9.25%
Variable	$1,900	$1,900	$72,900	$224,300		—	$301,000	$306,493
Avg. Rate	5.67%	5.67%	5.01%	6.28%		—	5.95%

We are exposed to the variability of interest rates on our variable rate debt.  From time to time, we use financial instruments to hedge against increases in interest rates.  As of December 31, 2003, no such contracts were outstanding.

Item 8.                                   Financial Statements and Supplementary Data

Attached, beginning at page F-1.

Item 9.                                   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                          Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures, which are designed to ensure that information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosures, are effective.  Subsequent to the date of this evaluation, there have been no significant changes in our internal controls or in other factors that could significantly affect such controls.

In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

PART III

Item 10.                            Directors and Executive Officers of the Registrant

Directors and Executive Officers

The directors and executive officers of Accuride, and their ages as of December 31, 2003, are as follows:

Name	Age	Position

Terrence J. Keating	54	Director, President and Chief Executive Officer
John R. Murphy	53	Executive Vice President/Finance and Chief Financial Officer
David K. Armstrong	47	Senior Vice President and General Counsel
Elizabeth I. Hamme	53	Senior Vice President/Human Resources
Henry L. Taylor	49	Senior Vice President/Sales and Marketing
Robert Nida	60	Vice President/Technology and Continuous Improvement
Craig Kessler	41	Vice President/Operations
Phil Newsome	47	Vice President/Steel Technology
James H. Greene, Jr.	53	Director
Todd A. Fisher	38	Director
Frederick M. Goltz	32	Director

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

John R. Murphy.  Mr. Murphy is Executive Vice President/Finance and Chief Financial Officer of the Company.  Mr. Murphy joined the Company in March, 1998 as Vice President/Finance and Chief Financial Officer.  Prior to joining the Company, Mr. Murphy was the President and Chief Executive Officer of Falconite, Inc., a privately held rental equipment company.  From 1994 to 1997, Mr. Murphy was Executive Vice President-Administration, Chief Financial Officer and Corporate Secretary of North American Stainless, Inc.  Mr. Murphy also serves as a director of O’Reilly Automotive (NASDAQ symbol ORLY) and is the Chairman of its Audit Committee.  Mr. Murphy holds a B.S. in Accounting from the Pennsylvania State University and an M.B.A. from the University of Colorado.

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

Henry L. Taylor.  Mr. Taylor is Senior Vice President/Sales and Marketing.  Mr. Taylor joined the Company in April 1996 as Vice President Marketing and International Sales.  Prior to joining the Company, Mr. Taylor worked at Rockwell Automotive, in product management, marketing, international business and business development.  Mr. Taylor holds a B.S. in Marketing and Management from the University of Nevada, Reno (“UNR”) and has completed graduate courses in business at UNR, St. Louis University and Case Western University.

Robert Nida.  Mr. Nida is Vice President/Technology and Continuous Improvement.  Prior to being named to this position, Mr. Nida served as Director/Continuous Improvement. Mr. Nida joined the Company in July 1997 as the Director of Human Resources/Continuous Improvement at AKW.  Prior to joining the Company, Mr. Nida worked at FAG Bearings and AlliedSignal where he held positions in Human Resources, Customer Quality, Manufacturing, and R&D.  Mr. Nida holds a B.A. in Sociology from Bridgewater College and a Masters in Total Quality Management from Friends University.

Craig Kessler.  Mr. Kessler is Vice President/Operations.  Prior to his appointment to this position he served as Director/North American Wheels. He also served as Director/Operations of the Company’s facility in Columbia Tennessee. Mr. Kessler joined the Company in July of 1985 as an engineer within the Henderson, Kentucky facility.  Mr. Kessler holds a B.S. in Mechanical Engineering from the University of Evansville.

Phil Newsome.  Mr. Newsome was named as Vice President/Steel Technology in September 2003.  Prior to his appointment to this position he served as Director/Research and Development.  Mr. Newsome joined the Company in July of 1998.  Prior to joining the Company, Mr. Newsome worked at Hayes Lemmerz

International as an Engineering Manager.  Mr. Newsome holds a B.S. in Engineering Technology from Texas A&M University and a M.S. in Welding Engineering from Ohio State University.

James H. Greene, Jr.  Mr. Greene has been a director of the Company since 1998. He is a member of KKR & Co., L.L.C., the limited liability company which serves as the general partner to KKR. He is also a director of the following public companies:  Alliance Imaging Inc., Amphenol Corporation, Owens-Illinois, Inc., Safeway Inc., Shoppers Drug Mart Corporation, and Zhone Technologies, Inc.

Todd A. Fisher.  Mr. Fisher has been a director of the Company since 1998. He has been a member of KKR & Co., L.L.C. since January 1, 2001 and was an executive of KKR from June 1993 to December 31, 2000. From July 1992 to June 1993, Mr. Fisher was an associate at Goldman, Sachs & Co.  Mr. Fisher also serves as a director of the following public companies:  Alea Group Holding Ltd., BRW-Parent of Bristol West Holdings, Inc., Rockwood Specialties, Inc., and Willis Group Holdings Limited.

Frederick M. Goltz.  Mr. Goltz has been a director of the Company since 1999.  He has been an executive of KKR since 1995 with the exception of the period from July 1997 to July 1998 during which time he earned an MBA at INSEAD.  Prior to 1995, he was with Furman Selz Incorporated in its Corporate Finance Department.

Code of Ethics for CEO and Senior Financial Officers

As part of our system of corporate governance, our Board of Directors has adopted a code of ethics that is applicable to all employees including our Chief Executive Officer and senior financial officers.  The Accuride Code of Conduct is filed as Exhibit 14.1 to this Annual Report.

Audit Committee Financial Expert

Accuride Corporation is a privately owned company. Our Board of Directors currently consists of representatives of our majority shareholder and management.  None of the current members of the audit committee has been designated a “financial expert” as that term is used in the Sarbanes-Oxley Act of 2002, however, the Board of Directors believes that each of the current members of the Audit Committee is fully qualified to address any issues that are likely to come before the Committee, including the evaluation of our financial statements and supervision of our independent auditors.

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

Summary Compensation Table

The following table sets forth information with respect to the compensation paid by the Company for services rendered during the year ended December 31, 2003 to the Chief Executive Officer and to each of the four other most highly compensated executive officers of the Company (the “Named Executive Officers”).

					Long Term Compensation

Awards

Annual Compensation

					Restricted Stock Award(s)	Securities Underlying Options/SARs	Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation			LTIP Payouts	All Other Compensation
				(a)				(b)

Terrence J. Keating (a)	2003	$330,000	$352,249	$10,066	—	—	—	$119,423
(President and Chief	2002	$282,920	$139,432	$11,940	—	318	—	$74,907
Executive Officer)	2001	$202,910	$75,465	$9,533	—	—	—	$52,330

John R. Murphy
(Executive Vice	2003	$283,500	$374,092	$9,499	—	—	—	$120,769
President/	2002	$275,625	$267,300	$10,111	—	203	—	$91,312
Finance & CFO)	2001	$270,000	$140,625	$9,532	—	—	—	$83,522

David K. Armstrong	2003	$200,700	$176,556	$9,588	—	—	—	$53,769
(Senior Vice President	2002	$193,700	$124,542	$13,764	—	134	—	$44,492
and General Counsel)	2001	$181,200	$67,388	$14,808	—	—	—	$36,704

Elizabeth I. Hamme	2003	$179,160	$157,607	$9,479	—	—	—	$52,930
(Senior Vice President/	2002	$172,965	$111,236	$10,252	—	134	—	$36,682
Human Resources)	2001	$161,840	$60,188	$8,780	—	—	—	$35,335

Henry L. Taylor	2003	$170,040	$128,925	$9,391	—	—	—	$44,416
(Senior Vice President/	2002	$160,860	$79,751	$8,919	—	134	—	$9,752
Sales and Marketing)	2001	$150,040	$47,832	$7,989	—	—	—	$11,980

(a)                                  Compensation includes financial planning service fees, vacation sold, overseas travel incentive, and gross-ups on financial planning and gift certificate as follows:

	Year	Financial Planning Service Fees Plus Gross-up	Vacation Sold	Gift Certificate/ Award Plus Gross-up	Overseas Travel Incentive

Mr. Keating	2003	$10,030	—	$36	—
	2002	$10,111	—	—	$1,829
	2001	$9,533	—	—	—

Mr. Murphy	2003	$9,355	—	$144	—
	2002	$10,111	—	—	—
	2001	$9,532	—	—	—

Mr. Armstrong	2003	$9,443	—	$145	—
	2002	$10,215	—	$37	$3,512
	2001	$9,625	$5,184	—	—

Ms. Hamme	2003	$9,443	—	$36	—
	2002	$10,215	—	$37	—
	2001	$8,780	—	—	—

Mr. Taylor	2003	$9,355	—	$36	—
	2002	$8,882	—	$37	—
	2001	$5,222	—	—	$2,767

(b)                                 Compensation includes contributions made by the Company to the employees’ non-qualified retirement plans, qualified savings plan (company match and/or profit sharing), the Executive Life Insurance Plan (which provides employees with a bonus to pay for a universal life insurance policy that is fully owned by the employee), personal excess umbrella insurance coverage, and gross-ups as set forth below:

	Year	Non-Qualified Retirement Plans Plus Gross-Up	Company Match & Profit Sharing	ELIP Premiums Plus Gross-up	Umbrella Insurance Premium Plus Gross-up

Mr. Keating	2003	$69,017	$25,681	$22,607	$2,118
	2002	$35,689	$5,000	$32,277	$1,941
	2001	$18,992	$12,010	$21,327	—

Mr. Murphy	2003	$63,728	$25,148	$29,775	$2,118
	2002	$52,695	$5,000	$29,775	$3,842
	2001	$42,705	$14,194	$26,623	—

Mr. Armstrong	2003	$17,969	$19,383	$15,000	$1,417
	2002	$15,008	$4,615	$14,654	$10,215
	2001	$11,412	$10,638	$14,654	—

Ms. Hamme	2003	$15,823	$17,069	$18,621	$1,417
	2002	$12,214	$4,324	$18,203	$1,941
	2001	$7,630	$9,502	$18,203	—

Mr. Taylor	2003	$9,946	$16,058	$17,005	$1,407
	2002	$5,108	$3,490	—	$1,154
	2001	$3,544	$8,436	—	—

The following table gives information for options exercised by each of the Named Executive Officers in 2003 and the value (stock price less exercise price) of the remaining options held by those executive officers at year end, using management’s estimate of the Common Stock value on December 31, 2003.

Aggregated Option/SAR Exercises in Last Fiscal Year
and Fiscal Year-End Option/SAR Values

	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options/SARs at Fiscal Year-End		Value of Unexercised In-the-Money Options/SARs at Fiscal Year-End(a)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Terrence Keating	0	$0	219.0	163.0	—	—
John R. Murphy	0	$0	232.9	110.1	—	—
David K. Armstrong	0	$0	127.0	71.0	—	—
Elizabeth I. Hamme	0	$0	127.0	71.0	—	—
Henry L. Taylor	0	$0	127.0	71.0	—	—

(a)                                  The value of the shares underlying the options as of December 31, 2003 is not in excess of the base price.  There is no established trading market for our Common Stock.

Pension Plan Disclosure

The Accuride Cash Balance Pension Plan (the “Retirement Plan”) covers certain employees of the Company.  Under the Retirement plan, each participant has a “cash balance account” which is established for bookkeeping purposes only.  Each year, each participant’s cash balance account is credited with a percentage of the participant’s earnings (as defined in the Retirement Plan).  The percentage ranges from 2% to 11.5%, depending on the participant’s age, years of service and date of participation in the Retirement Plan.  If a participant has earnings above the Social Security taxable wage base (“excess earnings”), then an additional 2% of the excess earnings amount is credited to the participant’s account.  Participants’ accounts also are credited with interest each year, based upon the rates payable on certain U.S. Treasury debt instruments.  Employees first becoming participants after January 1, 1998 also receive an additional credit for their first year of service.

A participant’s benefit at normal retirement age, if calculated as a lump sum payment, equals the balance of his or her cash balance account.  The actuarial equivalent of the account balance also can be paid as a single life annuity, a qualified joint and survivor annuity, or an alternative form of payment allowed under the Retirement Plan.

The estimated annual benefits payable upon retirement at normal retirement age (assuming continued compensation at the present amounts until normal retirement age, crediting of interest at a 6% rate and disregarding future cost-of-living increases in the Social Security wage base and qualified plan compensation and benefit limits), for each of the following Named Executive Officers are:

Terrence J. Keating	$43,300
John R. Murphy	$42,400
David K. Armstrong	$64,800
Elizabeth I. Hamme	$42,900
Henry L. Taylor	$55,600

1998 Stock Purchase and Option Plan

In early 1998, we adopted the 1998 Stock Purchase and Option Plan for Employees of Accuride Corporation and Subsidiaries (the “1998 Plan”).  The 1998 Plan provides for the issuance of a maximum of 3,247 shares of Common Stock, subject to adjustment to reflect certain events such as stock dividends, stock splits, recapitalizations, mergers or reorganizations of, or by, the Company. The 1998 Plan is intended to assist the Company and its Subsidiaries in attracting and retaining employees of outstanding ability and to promote the identification of their interests with those of the stockholders of the Company.

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

Severance Agreements

Accuride has entered into severance agreements with certain senior management employees, including the Named Executive Officers, pursuant to which in the event of any such employee’s termination “without cause” or “for good reason” (as defined therein) we will pay such employee one year’s base salary.

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

Employee Equity Arrangements

Pursuant to the 1998 Plan, we sold Plan-Purchase Stock and issued  Plan-Options to selected employees, including the Named Executive Officers, which represent, in the aggregate, approximately 11.0% of the fully diluted Common Stock (of which the Named Executive Officers will hold approximately 54%).  In connection with such arrangements, the Company and each such employee entered into an Employee Stockholders’ Agreement and a Stock Option Agreement.  The Employee Stockholders’ Agreement (i) places restrictions on each such employee’s ability to transfer shares of  Plan-Purchase Stock and Common Stock acquired upon exercise of the Plan-Options, including a right of first refusal in favor of the Company, (ii) provides each such employee the right to participate pro rata in certain sales of Common Stock by Hubcap Acquisition or its affiliates and (iii) provides Hubcap Acquisition and its affiliates the right to require each such employee to participate pro rata in certain sales of Common Stock by Hubcap Acquisition or its affiliates. The Stockholders’ Agreement also grants (subsequent to an initial public offering of the Common Stock) piggyback registration rights to each such employee pursuant to a registration rights agreement between Hubcap Acquisition and the Company.  In addition, the Employee Stockholders’ Agreement gives us the right to purchase shares and options held by each such employee upon termination of employment for any reason and permits each such employee to sell stock and options in the event of death, disability or retirement after turning 65 years of age.

Compensation Committee Interlocks and Insider Participation

Messrs. Greene, Fisher, and Goltz, with Mr. Greene as Chairman, serve as the members of the Compensation Committee of the Board of Directors of the Company.  Messrs. Greene and Fisher are members of KKR 1996 GP L.L.C., which beneficially owns 87% of Accuride, and members of KKR & Co., L.L.C., which serves as general partner of KKR.  Mr. Goltz is an executive of KKR & Co., L.L.C.  (See “Item 13. Certain Relationships and Related Party Transactions.”)

Item 12.                            Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the ownership of the Common Stock as of March 1, 2004 by each person known to be the owner of 5% or more of the Common Stock, by each person who is a director or Named Executive Officer of the Company and by all directors and executive officers of the Company as a group.

	Common Stock Beneficially Owned (a)
Name and Address	Shares	Percent
KKR 1996 GP L.L.C. (b) c/o Kohlberg Kravis Roberts & Co. L.P. 9 West 57th Street New York, New York 10019	21,600.0	87.10%
James H. Greene, Jr. (b)	—	—
Todd A. Fisher (b)	—	—
Frederick M. Goltz (b)	—	—
RSTW Partners III, L.P. (c) 5847 San Felipe Houston, TX 77057	2,400.0	9.68%
Terrence J. Keating (d)	259.0	1.04%
John R. Murphy (e)	302.9	1.21%
David K. Armstrong (f)	167.0	*
Elizabeth Hamme (g)	167.0	*
Henry L. Taylor (h)	167.0	*
All executive officers and directors as a group	1,062.9	4.15%

*                                         Less than one percent.

(a)                                  The amounts and percentage of Common Stock beneficially owned are reported on the basis of regulations of the Securities and Exchange Commission (“SEC”) governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which he has no economic interest. The percentage of class outstanding is based on 24,799 shares of Common Stock outstanding as of March 1, 2004 and also includes shares to be deemed beneficially owned by the officers and directors.

(b)                                 Shares of Common Stock shown as beneficially owned by KKR 1996 GP L.L.C. are held by Hubcap Acquisition.  KKR 1996 GP L.L.C. is the sole general partner of KKR Associates 1996 L.P., which is the sole general partner of KKR 1996 Fund L.P. KKR 1996 Fund L.P. is one of two members of Hubcap Acquisition and owns more than a 95% equity interest in Hubcap Acquisition.  KKR 1996 GP L.L.C. is a limited liability company, the managing members of which are Messrs. Henry R. Kravis and George R. Roberts, and the other members of which are Messrs. Paul E. Raether, Michael W. Michelson, James H. Greene, Jr.,  Edward A. Gilhuly, Perry Golkin, Scott M. Stuart, Johannes P. Huth, Todd A. Fisher and Alexander Navab Jr.  Messrs.  Greene and Fisher are directors of the Company. Each of such individuals may be deemed to share beneficial ownership of any shares beneficially owned by KKR 1996 GP L.L.C.  Each of such individuals disclaims beneficial ownership. Mr. Frederick M. Goltz is a director of the Company and is also an executive of KKR.  Mr. Goltz disclaims that he is the beneficial owner of any shares beneficially owned by KKR Associates 1996 L.P.

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

(d)                                 Includes 60.0 shares, which are subject to an option to purchase such shares from the Company at $5,000 per share, and 159.0 shares which are subject to an option to purchase such shares from the Company at $1,750 per share.

(e)                                  Includes 131.5 shares, which are subject to an option to purchase such shares from the Company at $5,000 per share, and 101.4 shares which are subject to an option to purchase such shares from the Company at $1,750 per share.

(f)                                    Includes 60 shares, which are subject to an option to purchase such shares from the Company at $5,000 per share, and 67.0 shares which are subject to an option to purchase such shares from the Company at $1,750 per share.

(g)                                 Includes 60 shares, which are subject to an option to purchase such shares from the Company at $5,000 per share, and 67.0 shares which are subject to an option to purchase such shares from the Company at $1,750 per share.

(h)                                 Includes 60 shares, which are subject to an option to purchase such shares from the Company at $5,000 per share, and 67.0 shares which are subject to an option to purchase such shares from the Company at $1,750 per share.

Item 13.                            Certain Relationships and Related Party Transactions

As of March 1, 2004, KKR 1996 GP L.L.C. beneficially owned approximately 87% of our outstanding shares of Common Stock. See “Item 12-Security Ownership of Certain Beneficial Owners and Management.” The managing members of KKR 1996 GP L.L.C. are Messrs. Henry R. Kravis and George R. Roberts and the other members of which are Messrs. Paul E. Raether, Michael W. Michelson, James H. Greene, Jr., Edward A. Gilhuly, Perry Golkin, Scott M. Stuart, Johannes P. Huth, Todd A. Fisher and Alexander Navab Jr.  Messrs. Greene and Fisher are also directors of the Company, as is Frederick M. Goltz, who is an executive of KKR & Co., L.L.C. Each of the members of KKR 1996 GP L.L.C. is also a member of KKR & Co., L.L.C, which serves as the general partner of KKR.

KKR has agreed to render management, consulting and financial services to us for an annual fee of $0.6 million. See “Item 10-Directors and Executive Officers of the Company” and “Item 12-Security Ownership of Certain Beneficial Owners and Management.”

Hubcap Acquisition has the right, under certain circumstances and subject to certain conditions, to require us to register under the Securities Act shares of Common Stock held by it pursuant to the registration rights agreement between Hubcap Acquisition and the Company and the stockholders agreement among Hubcap Acquisition, the Company, and Phelps Dodge.  Such registration rights are generally available to Hubcap Acquisition until registration under the Securities Act is no longer required to enable it to resell the Common Stock owned by it. The registration rights agreement provides, among other things, that we will pay all expenses in connection with the first six demand registrations requested by Hubcap Acquisition and in connection with any registration commenced by the Company as a primary offering in which Hubcap Acquisition participates through piggyback registration rights granted under such agreement. Hubcap Acquisition’s exercise of its registration rights under the registration rights agreement is subject to the tag along and the drag along rights of certain other stockholders provided for in the stockholders agreement.

During 2003, no shares of Common Stock were repurchased as treasury stock.

Item 14.                            Principal Accountant Fees and Services

Audit Fees

Fees for audit services totaled approximately $0.5 million in 2003 and approximately $0.5 million in 2002, including fees associated with the annual audit, the reviews of the Company’s quarterly reports on Form 10-Q, and statutory audits required internationally.

Audit Related Fees

Fees for audit related services totaled approximately $0.1 million in 2003 and approximately $0.1 million in 2002.  Audit related services principally include accounting consultation and audits of benefit plans.

Tax Fees

Fees for tax services, including tax compliance, tax advice, tax planning, and transfer pricing studies totaled approximately $0.8 million in 2003 and $0.9 million in 2002.

All Other Fees

Fees for all other services not described above totaled approximately $0.1 million in 2003 and $0.1 million in 2002.

The Audit Committee’s policy is to pre-approve all audit and non-audit services provided by the independent auditors.  Since May 6, 2003, the Audit Committee has approved 100% of the services described under Audit-Related Fees, Tax Fees, and All Other Fees.

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

2.1

Stock Subscription and Redemption Agreement, dated as of November 17, 1997, among the Company, Hubcap Acquisition L.L.C. and Phelps Dodge Corporation.  Previously filed as an exhibit to the Form S-4 effective July 23, 1998 (Reg. No. 333-50239) and incorporated herein by reference.

3.1	Certificate of Incorporation, as amended, of Accuride Corporation. Previously filed as an exhibit to the Form S-4 effective July 23, 1998 (Reg. No. 333-50239) and incorporated herein by reference.
3.2	By-Laws of Accuride Corporation. Previously filed as an exhibit to the Form S-4 effective July 23, 1998 (Reg. No. 333-50239) and incorporated herein by reference.
4.1

Indenture, dated as of January 21, 1998, between Accuride Corporation and U.S. Trust Company of California, N.A., as trustee, relating to $200,000,000 aggregate principal amount of 9.25% Senior Subordinated Notes due 2008.  Previously filed as an exhibit to the Form S-4 effective July 23, 1998 (Reg. No. 333-50239) and incorporated herein by reference.

4.2

Registration Rights Agreement, dated as of January 21, 1998, between Accuride Corporation, and BT Alex. Brown Incorporated, Citicorp Securities, Inc., and J.P. Morgan Securities Inc.  Previously filed as an exhibit to the Form S-4 effective July 23, 1998 (Reg. No. 333-50239) and incorporated herein by reference.

4.3

Specimen Certificate of 9.25% Senior Subordinated Notes due 2008, Series A (the “Private Notes”).  Previously filed as an exhibit to the Form S-4 effective July 23, 1998 (Reg. No. 333-50239) and incorporated herein by reference.

4.4	Specimen Certificate of 9.25% Senior Subordinated Notes due 2008, Series B (the “Exchange Notes”).

Previously filed as an exhibit to the Form S-4 effective July 23, 1998 (Reg. No. 333-50239) and incorporated herein by reference.
10.1

Stockholders’ Agreement by and among Accuride Corporation, Phelps Dodge Corporation and Hubcap Acquisition L.L.C.  Previously filed as an exhibit to the Form S-4 effective July 23, 1998 (Reg. No. 333-50239) and incorporated herein by reference.

10.2

Registration Rights Agreement by and between Accuride Corporation and Hubcap Acquisition L.L.C.  Previously filed as an exhibit to the Form S-4 effective July 23, 1998 (Reg. No. 333-50239) and incorporated herein by reference.

10.3

1998 Stock Purchase and Option Plan for Employees of Accuride Corporation and Subsidiaries.  Previously filed as an exhibit to the Form S-4 effective July 23, 1998 (Reg. No. 333-50239) and incorporated herein by reference.  Management contract for compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

10.3.5

Amendment No. 2 to the 1998 Stock Purchase and Option Plan for Employees of Accuride Corporation and Subsidiaries.  Previously filed as an exhibit to the Form 10-Q for the quarterly period ended June 30, 2002 and incorporated herein by reference

10.4

Form of Non-qualified Stock Option Agreement by and between Accuride Corporation and certain employees.  Previously filed as an exhibit to the Form S-4 effective July 23, 1998 (Reg. No. 333-50239) and incorporated herein by reference.  Management contract for compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

10.5

Form of Repayment and Stock Pledge Agreement by and between Accuride and certain employees.  Previously filed as an exhibit to the Form S-4 effective July 23, 1998 (Reg. No. 333-50239) and incorporated herein by reference.  Management contract for compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

10.6	Form of Secured Promissory Note in favor of Accuride Corporation. Previously filed as an exhibit to the Form S-4 effective July 23, 1998 (Reg. No. 333-50239) and incorporated herein by reference.
10.7

Form of Stockholders’ Agreement by and among Accuride Corporation, certain employees and Hubcap Acquisition L.L.C.  Previously filed as an exhibit to the Form S-4 effective July 23, 1998 (Reg. No. 333-50239) and incorporated herein by reference.

10.8

Form of Severance Agreement by and between Accuride Corporation and certain executives.  Previously filed as an exhibit to the Form S-4 effective July 23, 1998 (Reg. No. 333-50239) and incorporated herein by reference.  Management contract for compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

10.9

Lease Agreement dated November 1, 1988, by and between Kaiser Aluminum & Chemical Corporation and The Bell Company regarding the property in Cuyahoga Falls, Ohio, as amended and extended.  Previously filed as an exhibit to the Form S-4 effective July 23, 1998 (Reg. No. 333-50239) and incorporated herein by reference.

10.10

Second amendment to lease agreement between AKW, L.P. (Accuride Erie) (as successor to Kaiser Aluminum and Chemical Corporation) and Sarum Management (as successor to the Bell Company) regarding the property in Cuyahoga Falls, Ohio.  Previously filed as an Exhibit to the Form 10-K filed on March 21, 2003.

10.11	Third amendment to lease agreement between Accuride Erie L.P. and Sarum Management regarding the property in Cuyahoga Falls, Ohio. Filed herein.
10.12

Lease Agreement dated October 26, 1998, by and between Accuride Corporation and Woodward, LLC. regarding the Evansville, Indiana, office space.  Previously filed as an exhibit to the Form 10-K filed on March 30, 1999 and incorporated herein by reference.

10.13

Second Addendum to lease agreement between Accuride and Woodward, LLC regarding the Evansville office space.  Previously filed as an exhibit to the Form 10-K filed on March 21, 2003 and incorporated herein by reference.

10.15	Amended and Restated Lease Agreement dated April 1, 1999, between AKW, L.P. and Kaiser. Previously filed as an exhibit to the Form 8-K filed on April 12, 1999 and incorporated herein by reference.
10.17

Amended and Restated Supplemental Savings Plan dated January 1, 1998.  Previously filed as an exhibit to the Form S-4 effective July 23, 1998 (Reg. No. 333-50239) and incorporated herein by reference.  Management contract for compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

10.18	Amended and Restated Supplemental Savings Plan dated January 1, 2003. Management contract for compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K. Filed herein.
10.19

Accuride Executive Retirement Allowance Policy dated November 2003.  Management contract for compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.  Filed herein.

10.20	Joint Marketing Agreement between the Company and Gianetti Ruote SpA. Previously filed as an exhibit to the Form 10-K filed on March 26, 2001 and incorporated herein by reference.
10.21	Technology Cross License Agreement between the Company and Gianetti Ruote SpA. Previously filed as an exhibit to the Form 10-K filed on March 26, 2001 and incorporated herein by reference.
10.22	Second Amended and Restated Credit Agreement. Previously filed as an exhibit to the Form10-Q filed on August 9, 2001 and incorporated herein by reference.
10.23	Second Amended and Restated Pledge Agreement. Previously filed as an exhibit to the Form10-Q filed on August 9, 2001 and incorporated herein by reference.
10.24	Security Agreement between the Company, Accuride Canada, Inc., and Citicorp USA, Inc. Previously filed as an exhibit to the Form10-Q filed on August 9, 2001 and incorporated herein by reference.
10.25	Security Agreement between Accuride Canada, Inc., and Citicorp USA, Inc. Previously filed as an exhibit to the Form 10-Q filed on August 9, 2001 and incorporated herein by reference.
10.26

Form of Change-In-Control Agreement (Tier I employees).  Management contract for compensatory plan or  arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.  Previously filed as an  exhibit to the Form 10-K filed on March 11, 2002 and incorporated herein by reference.

10.27

Form of Change-In-Control Agreement (Tier II employees).  Management contract for compensatory plan or  arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.  Previously filed as an  exhibit to the Form 10-K filed on March 11, 2002 and incorporated herein by reference.

10.28

Form of Change-In-Control Agreement (Tier III employees).  Management contract for compensatory plan or  arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.  Previously filed as an  exhibit to the Form 10-K filed on March 11, 2002 and incorporated herein by reference.

10.29	Third Amended and Restated Credit Agreement, dated June 13, 2003, as previously filed as an exhibit to the Form 8-K filed August 11, 2003 and incorporated herein by reference.
10.30	Third Amended and Restated Pledge of Shares Agreement, dated June 13, 2003, as previously filed as an exhibit to the Form 10-Q filed August 13, 2003 and incorporated herein by reference
10.31	First Amendment to Third Amended and Restated Credit Agreement, dated December 10, 2003. Filed herein.
10.32	First Amendment to Lease Agreement between Accuride Corporation and The Package Company, L.L.C.,regarding the property in Taylor, Michigan. Filed herein.
14.1	Accuride Code of Conduct
21.1	Subsidiaries of Accuride Corporation.
23.1	Consent of Deloitte & Touche LLP.
31.1	Section 302 Certification of Terrence J. Keating in connection with the Annual Report of Form 10-K of Accuride Corporation for the fiscal year ended December 31, 2003.
31.2	Section 302 Certification of John R. Murphy in connection with the Annual Report of Form 10-K of Accuride Corporation for the fiscal year ended December 31, 2003.
32.1	Section 906 Certification of Terrence J. Keating in connection with the Annual Report on Form 10-K of Accuride Corporation for the fiscal year ended December 31, 2003.
32.2	Section 906 Certification of John R. Murphy in connection with the Annual Report on Form 10-K of Accuride Corporation for the fiscal year ended December 31, 2003.

(b)                                 Reports on Form 8-K:

Form 8-K containing our third quarter results for 2003 was furnished to the SEC on November 13, 2003.

Form 8-K announcing discussions with our senior lenders concerning an amendment to our senior credit facility was furnished to the SEC on November 13, 2003.

Form 8-K announcing the completion of the first amendment to the third amended and restated senior credit facility was furnished to the SEC on December 11, 2003.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of Accuride Corporation

We have audited the accompanying consolidated balance sheets of Accuride Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income (loss), stockholders’ equity (deficiency) and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Accuride Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Accounting for Goodwill and Other Intangible Assets.

DELOITTE AND TOUCHE LLP

Indianapolis, Indiana

March 4, 2004

ACCURIDE CORPORATION

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2003 AND 2002
(Dollars in thousands, except share data)

	2003	2002
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$42,692	$41,266
Customer receivables, net of allowance for doubtful accounts of $822 and $1,364 in 2003 and 2002, respectively	36,309	29,494
Other receivables	8,403	3,466
Inventories—net	33,435	26,057
Supplies	10,717	9,004
Deferred income taxes	4,276	1,523
Income taxes receivable		7,963
Prepaid expenses and other current assets	924	1,330

Total current assets	136,756	120,103

PROPERTY, PLANT AND EQUIPMENT—Net	206,660	210,972

OTHER ASSETS:
Goodwill	123,197	123,197
Investment in affiliates	3,106	3,621
Deferred financing costs, net of accumulated amortization of $6,847 and $8,949	5,458	6,354
Deferred income taxes	26,231	24,903
Pension benefit plan asset	26,887	20,587
Property, plant and equipment held for sale—net		4,824
Other	2	606

TOTAL	$528,297	$515,167

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable	$34,128	$28,582
Current portion of long-term debt	1,900	4,125
Accrued payroll and compensation	9,185	12,201
Accrued interest payable	8,824	10,796
Accrued and other liabilities	6,082	5,546

Total current liabilities	60,119	61,250

LONG-TERM DEBT—Less current portion	488,575	470,030

OTHER POSTRETIREMENT BENEFIT PLAN LIABILITY	20,665	17,981

PENSION BENEFIT PLAN LIABILITY	24,376	18,697

OTHER LIABILITIES	404	458

COMMITMENTS AND CONTINGENCIES (Notes 12 and 13)

STOCKHOLDERS’ EQUITY (DEFICIENCY):
Preferred stock, $.01 par value; 5,000 shares authorized and unissued Common stock and additional paid in capital, $.01 par value; 45,000 shares authorized, 24,926 and 24,923 shares issued in 2003 and 2002, respectively; 24,799 and 24,796 outstanding in 2003 and 2002, respectively	52,070	52,065
Treasury stock—127 shares at cost	(735)	(735)
Stock subscriptions receivable	(15)	(121)
Accumulated other comprehensive income (loss)	(11,576)	(7,597)
Retained earnings (deficit)	(105,586)	(96,861)

Total stockholders’ equity (deficiency)	(65,842)	(53,249)

TOTAL	$528,297	$515,167

See notes to consolidated financial statements.

ACCURIDE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (LOSS)
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(Dollars in thousands)

	2003	2002	2001

NET SALES	$364,258	$345,549	$332,071

COST OF GOODS SOLD	301,428	286,232	298,275

GROSS PROFIT	62,830	59,317	33,796

OPERATING EXPENSES:
Selling, general and administrative	23,918	24,014	31,000

INCOME FROM OPERATIONS	38,912	35,303	2,796

OTHER INCOME (EXPENSE):
Interest income	252	315	1,362
Interest expense	(38,865)	(42,332)	(41,561)
Refinancing costs	(11,264)
Equity in earnings of affiliates	485	182	250
Other income (expense)—net	825	1,430	(9,837)

LOSS BEFORE INCOME TAXES	(9,655)	(5,102)	(46,990)

INCOME TAX PROVISION (BENEFIT)	(930)	5,839	(13,836)

NET INCOME (LOSS)	$(8,725)	$(10,941)	$(33,154)

See notes to consolidated financial statements.

ACCURIDE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(Dollars in thousands)

	Comprehensive Income (Loss)	Common Stock and Additional Paid in Capital	Treasury Stock	Stock Subscriptions Receivable	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Stockholders’ Equity (Deficiency)

BALANCE—January 1, 2001	$—	$24,939	$(505)	$(868)	$—	$(52,766)	$(29,200)
Net loss	(33,154)					(33,154)	(33,154)
Issuance of shares
Purchase of treasury stock			(230)				(230)
Proceeds from stock subscriptions receivable				230			230
Other comprehensive income (loss):
Cumulative change in accounting (net of tax)	(189)				(189)		(189)
Realization of deferred amounts (net of tax)	189				189		189
Comprehensive income (loss)	$(33,154)

BALANCE—December 31, 2001		24,939	(735)	(638)		(85,920)	(62,354)
Net loss	$(10,941)					(10,941)	(10,941)
Proceeds from stock subscriptions receivable				517			517
Recognition of deferred taxes related to recapitalization		27,126					27,126
Other comprehensive income (loss):
Unrealized gain on foreign currency hedges (net of tax)	193				193		193
Minimum pension liability adjustment (net of tax)	(7,790)				(7,790)		(7,790)
Comprehensive income (loss)	$(18,538)

BALANCE—December 31, 2002		52,065	(735)	(121)	(7,597)	(96,861)	(53,249)
Net loss	$(8,725)					(8,725)	(8,725)
Exercise of stock options		5					5
Proceeds from stock subscriptions receivable				106			106
Recognition of deferred taxes related to recapitalization
Other comprehensive income (loss):
Recognition of realized loss on foreign currency hedges (net of tax)	(193)				(193)		(193)
Minimum pension liability adjustment (net of tax)	(3,786)				(3,786)		(3,786)
Comprehensive income (loss)	$(12,704)

BALANCE—December 31, 2003		$52,070	$(735)	$(15)	$(11,576)	$(105,586)	$(65,842)

See notes to consolidated financial statements.

ACCURIDE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years Ended December 31,
	2003	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(8,725)	$(10,941)	$(33,154)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and impairment	29,804	28,213	29,260
Amortization	2,077	2,527	6,351
Amortization—deferred financing costs related to refinancing	2,248
Gain (loss) on disposal of assets	4	(187)	1,170
Deferred income taxes	(2,598)	13,894	(14,940)
Equity in earnings of affiliated companies	(485)	(182)	(250)
Changes in certain assets and liabilities:
Receivables	(11,839)	(5,568)	7,993
Inventories and supplies	(9,091)	2,712	8,128
Prepaid expenses and other assets	817	(1,601)	(2,605)
Accounts payable	5,546	(1,254)	(8,395)
Accrued and other liabilities	206	(12,306)	7,801

Net cash provided by operating activities	7,964	15,307	1,359

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(20,261)	(19,316)	(17,705)
Capitalized interest	(411)	(450)	(700)
Cash distribution from affiliate	1,000

Net cash used in investing activities	(19,672)	(19,766)	(18,405)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(128,785)	(12,500)	(4,940)
Proceeds from issuance of long-term debt	180,000
Principal payments on short term notes payable			(7,500)
Net increase (decrease) in revolving credit advance	(35,000)	10,000	40,000
Deferred financing fees	(3,192)		(1,322)
Proceeds from issuance of shares	5
Purchases of treasury shares			(230)
Proceeds from stock subscriptions receivable	106	517	230

Net cash provided by (used in) financing activities	13,134	(1,983)	26,238

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,426	(6,442)	9,192

CASH AND CASH EQUIVALENTS—Beginning of year	41,266	47,708	38,516

CASH AND CASH EQUIVALENTS—End of year	$42,692	$41,266	$47,708

See notes to consolidated financial statements.

ACCURIDE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2003
(Dollars in thousands, except share and per share data)

1.                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation—The accompanying consolidated financial statements include the accounts of Accuride Corporation (the “Company”) and its wholly-owned subsidiaries, including Accuride Canada, Inc. (“Accuride Canada”), AKW L.P., and Accuride de Mexico, S.A. de C.V. (“AdM”). All significant intercompany transactions have been eliminated. Investments in affiliated companies in which the Company does not have a controlling interest are accounted for using the equity method.  During 2003, we changed the name of AKW L.P. to Accuride Erie (“Accuride Erie”).

Business of the Company—The Company is engaged primarily in the design, manufacture and distribution of wheels and rims for trucks, trailers and certain military and construction vehicles. The Company sells its products primarily within North America and Latin America to original equipment manufacturers and to the aftermarket. The Company’s primary manufacturing facilities are located in Henderson, Kentucky; Erie, Pennsylvania; Cuyahoga Falls, Ohio; London, Ontario, Canada; and Monterrey, Mexico.

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

Supplies—Supplies are stated at the lower of cost or market. Cost for substantially all supplies is determined by a moving-average method. The Company performs annual evaluations of supplies and provides an allowance for obsolete items.

Property, Plant and Equipment—Property, plant and equipment are carried at cost. Expenditures for replacements and betterments are capitalized; maintenance and repairs are charged to operations as incurred.

Buildings, machinery and equipment are depreciated using the straight-line method over estimated lives of 5 to 40 years. Tooling is generally depreciated over a 3-year life.

Deferred Financing Costs—Direct costs incurred in connection with the Recapitalization (see Note 2) and the Credit Agreement (see Note 8) have been deferred and are being amortized over the life of the related debt using the effective interest method.

Goodwill—Goodwill consists of costs in excess of the net assets acquired in connection with the Phelps Dodge Corporation (“PDC”) acquisition of the Company in March 1988 and the Accuride Erie and AdM acquisitions in April 1999 and July 1999, respectively. Prior to January 1, 2002, goodwill was amortized using the straight-line method over 40 years. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Accounting for Goodwill and Other Intangible Assets. The Company no longer amortizes goodwill, but instead tests for impairment at least annually.

The following financial data illustrates what prior earnings would have been if goodwill had not been amortized for the year ended December 31, 2001, and the related income tax effects:

	Year Ended December 31,
	2003	2002	2001

Net loss as reported	$(8,725)	$(10,941)	$(33,154)
Add back: Goodwill amortization— net of tax effect			3,552

Adjusted net loss	$(8,725)	$(10,941)	$(29,602)

Long-Lived Assets—The Company evaluates its long-lived assets to be held and used and its identifiable intangible assets for impairment when events or changes in economic circumstances indicate the carrying amount of such assets may not be recoverable. Long-lived assets to be disposed of are carried at the lower of cost or fair value less the costs of disposal.

Restructuring Reserve—During the second quarter of 2001, the Company approved a plan to close its Columbia, Tennessee facility and consolidate the production of light wheels into its other facilities. As a result of this plan, during the second quarter of 2001, the Company recognized a pre-tax non-cash restructuring charge of $2,692 for employee separation costs and a loss on disposal of the facility. Reconciliation of the restructuring liability, as of December 31, 2003, is as follows:

	Provision and Balance December 31, 2001	Cash Expenditures	Non-Cash Write-Offs	Balance December 31, 2002	Cash Expenditures	Balance December 31, 2003
Employee separation costs	$1,282	$1,104	$48	$130	$130	$—

Loss on disposal of facility	1,410		1,410	0

	$2,692	$1,104	$1,458	$130	$130	$—

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

Postemployment Benefits Other Than Pensions—The Company has certain postemployment benefit plans covering certain U.S. and Canadian employees which provide severance benefits. The Company accounts for these benefits on an accrual basis.

Income Taxes—Deferred tax assets and liabilities are computed based on differences between financial statement and income tax bases of assets and liabilities using enacted income tax rates. Deferred income tax expense or benefit is based on the change in deferred tax assets and liabilities from period to period, subject to an ongoing assessment of realization of deferred tax assets.

Research and Development Costs—Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred. The amounts charged against income in 2003, 2002, and 2001 totaled $5,523, $5,335 and $5,321, respectively.

Foreign Currency—The assets and liabilities of Accuride Canada and AdM that are receivable or payable in cash are converted at current exchange rates, and inventories and other non-monetary assets and liabilities are converted at historical rates. Revenues and expenses are converted at average rates in effect for the period. Accuride Canada’s and AdM’s functional currencies have been determined to be the U.S. dollar. Accordingly, gains and losses resulting from conversion of such amounts, as well as gains and losses on foreign currency transactions, are included in operating results as “Other income (expense), net.” The Company had aggregate foreign currency gains (losses) of $872, ($1,778), and ($822), for the years ended December 31, 2003, 2002, and 2001, respectively.

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

Interest Rate Instruments—The Company uses interest rate swap agreements as a means of fixing the interest rate on portions of the Company’s floating-rate debt. No interest rate instruments were outstanding as of or during the year ended December 31, 2003. Prior to 2003, interest rate swaps not designated as hedges for financial reporting purposes were carried in the financial statements at fair value, with unrealized gains or losses reflected in current period earnings as “Other income (expense), net”. The settlement amounts from the swap agreements were reported in the financial statements as a component of interest. The Company uses interest rate cap agreements to set ceilings on the maximum interest rate the Company would incur on portions of the Company’s floating-rate debt. Prior to 2003, an interest rate cap would be carried in the financial statements at fair value, with unrealized gains or losses reflected in current period earnings as “Other income (expense), net”. In the event that the cap was exercised, any realized gain would be recorded in the financial statements as a component of interest.

Foreign Exchange Instruments—The Company uses foreign currency forward contracts and options to limit foreign exchange risk on anticipated but not yet committed transactions expected to be denominated in Canadian dollars. Prior to August 1, 2002, the Company did not designate the forward contracts as hedges for financial reporting purposes and, accordingly, carried these instruments in the financial statements at fair value, with realized and unrealized gains or losses reflected in current period earnings as “Other income (expense), net.” On August 1, 2002, the Company designated the outstanding forward contracts as cash flow hedges. Based on historical experience and analysis performed by the Company, management expects that these derivative instruments will be highly effective in offsetting the change in the value of the anticipated transactions being hedged. As such, unrealized gains or losses are deferred in “Other Comprehensive Income” with only realized gains or losses reflected in current period earnings as “Cost of Goods Sold”. However, to the extent that any of these contracts are not highly effective, any changes in fair value resulting from ineffectiveness will be immediately recognized in “Cost of Goods Sold”. The total notional amount of outstanding forward contracts at December 31, 2003 and 2002 was $0 and $31,864, respectively.

Commodity Price Instruments—The Company uses commodity price swap contracts to limit exposure to changes in certain raw material prices. Commodity price instruments, which do not meet the normal purchase exception, are not designated as hedges for financial reporting purposes and, accordingly, are carried in the financial statements at fair value, with realized and unrealized gains and losses reflected in current period earnings as “Other income (expense), net”. The total notional amount of outstanding commodity price swaps at December 31, 2003 and 2002 was $0 and $144 respectively.

The realized and unrealized gain (loss) on the Company’s derivative financial instruments for the year ended December 31 are as follows:

	Interest Rate Instruments		Foreign Exchange Instruments		Commodity Price Instruments
	Realized Gain (loss)	Unrealized Gain (Loss)	Realized Gain (loss)	Unrealized Gain (Loss)	Realized Gain (loss)	Unrealized Gain (Loss)

2003	—	—	4,042	—	(29)	(47)
2002	(5,323)	2,940	166	193	(540)	650
2001	(29)	(3,360)	(7,587)	3,363	(1,919)	(62)

Stock Based Compensation—On December 31, 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. This statement amends SFAS Statement No. 123, Accounting for Stock-Based Compensation and provides alternative methods of transition for a voluntary change to the fair value based methods of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for the plans; accordingly, since the grant price of the stock options was at least 100% of the fair value at the date of the grant, no compensation expense has been recognized by the Company in connection with the option grants. Had compensation cost for the plans been determined based on the fair value at the grant dates for awards under the plan consistent with the fair value method of SFAS No. 123, Accounting for Stock-Based Compensation, the effect on the Company’s net income (loss) would have been the following:

	Year Ended December 31
	2003	2002	2001

Net income (loss) as reported	$(8,725)	$(10,941)	$(33,154)

Add: Total stock-based employee compensation expense determined under the intrinsic value based method, net of related tax effects

Deduct: Total stock-based employee compensation expense determined under the fair value based method, net of related tax effects	(76)	(200)	(278)

Pro forma net income (loss)	$(8,801)	$(11,141)	$(33,432)

The weighted average fair value of the last options granted in 2002 was $1,420. The fair value of the option grants is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield equaling 0%, risk-free interest rates ranging from 4.15% - 4.24%, expected volatilities assumed to be 0% and expected lives of approximately 5 years. The weighted average fair value of options granted in 2000 was $3,745. The fair value of the option grants is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield equaling 0%, risk-free interest rates ranging from 4.90% - 6.60%, expected volatilities assumed to be 0% and expected lives of approximately 7 years. The pro forma amounts are not representative of the effects on reported net income (loss) for future years.

Accounting Standards Adopted—Accounting standards adopted during 2003 include Statement of Financial Accounting Standards (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities, SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, SFAS No. 132 (Revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits-an amendment of FASB Statements No. 87, 88, and 106,  and Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees.

SFAS No. 146—On July 30, 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94 3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this statement had no effect on the Company’s consolidated financial statements.

FIN No. 45—In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others. FIN 45 requires that upon issuance of certain guarantees, a guarantor must recognize a liability for the fair value of the obligation assumed under the guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements regarding certain guarantees and product warranties. The recognition provisions of FIN 45 is effective for guarantees issued or modified after December 31, 2002. The adoption of Interpretation No. 45 had no effect on the Company’s consolidated financial statements.

SFAS No. 149—On April 30, 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and is effective for contracts entered into or modified after June 30, 2003. The adoption of this statement had no effect on the Company’s consolidated financial statements.

SFAS No. 150—On May 15, 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability, even though it might previously have been classified as equity. SFAS 150 was effective for financial instruments entered into or modified after May 31, 2003, and applies to all other financial instruments in the first interim period beginning after June 15, 2003. The adoption of this statement had no effect on the Company’s consolidated financial statements.

SFAS No. 132 (Revised 2003)—In December, 2003, the FASB issued SFAS No. 132 (Revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits-an amendment of FASB Statements No. 87, 88, and 106. This Statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. SFAS 132 (Revised  2003) was effective for financial statements with fiscal years ending after December 15, 2003. The Company adopted this statement as of December 31, 2003 and revised its disclosure accordingly.

New Accounting Standards—New accounting standards which could impact the Company include FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, Interpretation No. 46 Revised (FIN 46R), Consolidation of Variable Interest Entities, and Interpretation of ARB 51, and FASB Staff Position No. FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

FIN 46—On December 24, 2003, the FASB issued a revision to Interpretation 46 (FIN 46R) to clarify some of the provisions of FASB Interpretation No. 46, Consolidation of Variable Interest Entities. The term “variable interest” is defined in FIN 46 as “contractual, ownership or other pecuniary interest in an entity that change with changes in the entity’s net asset value.”  Variable interests are investments or other interests that will absorb a portion of an entity’s expected losses if they occur or receive portions of the entity’s expected residual returns if they occur.  FIN 46R defers the effective date of FIN 46 for certain entities and makes several other changes to FIN 46.  The Company does not expect the recognition provisions of FIN 46 or FIN 46R to have a material impact on the Company’s financial position or results of operations.

FAS 106-1—On December 8, 2003, the President of the United States signed the Medicare Prescription Drug, Improvement and Modernization Act into law.  The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.  FASB Statement No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, requires presently enacted changes in relevant laws to be considered in current period measurements of postretirement benefit costs and the APBO.  However, specific authoritative guidance on the accounting for the federal subsidy is currently pending, and Accuride has elected to defer accounting for the effects of this pronouncement as allowed by this staff position.  It is not certain at this time what effects this law and pronouncement will have on the Company’s financial position or results of operations.

Reclassifications—Certain amounts from prior years’ financial statements have been reclassified to conform to the current year presentation.

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

Pursuant to the Agreement, effective January 21, 1998, Hubcap Acquisition made an equity investment in the Company of $108,000 in exchange for 90% of the Common Stock of the Company after the Recapitalization, as described herein. The Company used the proceeds of this investment, along with $200,000 from the issuance of 9.25% senior subordinated notes at 99.48% of principal value due 2008 and $164,800 in bank borrowing, including $135,000 of borrowings under senior secured term loans due 2005 and 2006 with variable interest rates and $29,800 of borrowings under a $140,000 senior secured revolving line of credit expiring 2004 with a variable interest rate, to redeem $468,000 of Common Stock (the “Recapitalization”).

Subsequent to the Recapitalization, effective September 30, 1998, PDC sold its remaining interest in the Company to an unrelated third party.

Concurrent with the Agreement, the Company recorded a $18.5 million deferred tax asset related to the increase in the tax basis of assets. During 2002, management determined that an additional $69.7 million in tax basis should be recognized. As a result, the Company recorded a $11.7 million increase in deferred tax assets and reduced deferred tax liabilities by $15.4 million. The amount recorded, totaling $27.1 million, was recognized in additional paid-in-capital as an adjustment to the recapitalization.

3.                      CONSOLIDATED STATEMENTS OF CASH FLOWS

For the purpose of preparing the Consolidated Statements of Cash Flows, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Interest paid (net of amounts capitalized of $411, $450 and $700) in the years ended December 31, 2003, 2002 and 2001 was $38,854, $40,941 and $40,572, respectively. The Company received a net refund of income taxes of $7,213 and $2,049 in the years ended December 31, 2003 and 2002, respectively, and paid income taxes of $1,682 in the year ended December 31, 2001. During 2003 and 2002, the Company recorded non-cash minimum pension liability adjustments, net of tax, of $3,786 and $7,790, respectively, as a component of Other Comprehensive Loss.

4.                      INVENTORIES

Inventories at December 31 were as follows:

	2003	2002

Raw materials	$4,119	$4,739
Work in process	13,354	8,820
Finished manufactured goods	14,520	11,429
LIFO adjustment	1,442	1,069

Total inventories	$33,435	$26,057

During 2003, 2002 and 2001, certain inventory quantities were reduced, which resulted in liquidations of LIFO inventory layers carried at costs which prevailed in prior years. For the year ended December 31, 2003 the liquidation had no effect on cost of goods sold or net income. For the year ended December 31, 2002, the effect of the liquidation was to increase cost of goods sold by $136 and to decrease net income by $83. For the year ended December 31, 2001, the effect of liquidation was to decrease cost of goods sold by $382 and to increase net income by $241.

5.                      PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31 consist of the following:

	2003	2002

Land and land improvements	$5,907	$5,307
Buildings	69,199	57,154
Machinery and equipment	404,506	391,509

	479,612	453,970
Less accumulated depreciation and impairment	272,952	242,998

Property, plant and equipment—net	$206,660	$210,972

During 2002, the Company evaluated its assets and determined $699 of equipment related to a concerned product line at its Monterrey, Mexico facility to be impaired. This amount is included in cost of goods sold for the year ended December 31, 2002. During 2003, the Company evaluated its assets and determined $1,000 of tooling related to certain wheel program and $257 of equipment related to a certain product line at its London, Ontario facility to be impaired. These amounts were included in cost of goods sold for the year ended December 31, 2003.

6.                      PROPERTY, PLANT AND EQUIPMENT HELD FOR SALE

During 2001 the Company made the decision to close its facility in Columbia, Tennessee, and committed to a plan to sell the building and property. During 2001 the carrying value of the building was adjusted to fair market value, which was $1,410 lower than net book value (See Restructuring Reserve).  During 2002 the Company evaluated the paint line at the facility and determined $1,604 to be impaired, which is included in cost of goods sold for the year ended December 31, 2002.  As of December 2002, the Columbia, Tennessee facility was available for immediate sale in its present condition and reported as held for sale. During 2003, the property was determined by management to not be available for immediate sale, as defined in SFAS 144, due to current market conditions.  As of December 31, 2003, the property was reported as held and used.

Property, plant and equipment held for sale at December 31, 2002 was comprised of the following:

Land and land improvements	$580
Buildings	9,540
Machinery and equipment	200

10,320

Less accumulated depreciation and impairment	5,496

Property, plant and equipment—net	$4,824

7.                      INVESTMENT IN AFFILIATE

Included in “Equity in earnings of affiliates” is the Company’s 50% interest in the earnings of AOT, Inc. (“AOT”). AOT is a joint venture between the Company and The Goodyear Tire & Rubber Company formed to provide sequenced wheel and tire assemblies for Navistar International Transportation Corporation. The Company’s investment in AOT at December 31, 2003 and 2002 totaled $3,106 and $3,621, respectively.

8.                      LONG-TERM DEBT

Long-term debt at December 31 consists of the following:

	2003	2002

Revolving Credit Facility	$25,000	$60,000
Term A Facility		55,404
Term B Facility		69,256
AdM Term Facility		3,125
Term C Facility	96,000	97,000
New Term B Facility	180,000
Senior subordinated notes—net of $425 and $530 unamortized discount	189,475	189,370

	490,475	474,155

Less current maturities	1,900	4,125

Total	$488,575	$470,030

Bank Borrowing—The Revolving Credit, Term A, Term B and Term C Advances were issued pursuant to the second amended and restated credit agreement (“Credit Agreement”) dated as of July 27, 2001. The Revolving Credit, Term B and Term C Advances were borrowed by the U.S. Borrower and the Term A Advance was borrowed by Accuride Canada (“Canadian Borrower”). The Credit Agreement consists of: (i) a $55,404 Term A Advance; (ii) a $69,256 Term B Advance; (iii) a $97,000 Term C Advance; and (iv) up to $100,000 under the revolving credit facility (which may be limited to $87,500 based on certain leverage ratios) and trade letters of credit and standby letters of credit up to an aggregate sub-limit of $20,000. Letters of credit of $715 and $665 were outstanding at December 31, 2003 and 2002. Swing line advances may be made up to the lesser of: (1) $10,000; or (2) the aggregate unused revolving credit commitment from time to time.

Effective June 13, 2003 Accuride entered into a third amended and restated credit agreement to refinance a portion of the debt outstanding under the July 27, 2001 second amended and restated credit agreement (the “Refinancing”). Under the Refinancing the Company repaid in full the aggregate amounts outstanding under the “Term A Facility”, “Term B Facility” and the “Revolving Credit Facility” with proceeds from (i) a new term credit facility in an aggregate principal amount of $180 million that matures on June 13, 2007 (“New Term B”), and (ii) a new revolving facility (“New Revolver”) in an aggregate principal amount of $66 million (comprised of a $36 million U.S. revolving credit facility and a $30 million Canadian revolving credit facility) which matures on June 13, 2006 (collectively, the “New Senior Facilities”). The New Senior Facilities provide for (i) increased interest rates, (ii) a second priority lien on substantially all of the Company’s US and Canadian properties and assets to secure the New Term B, (iii) a first priority lien on the Company’s properties and assets securing the New Revolver and Term C, (iv) a pledge of 65% of the stock of our Mexican subsidiary, and (v) a modification to the Company’s financial covenants. A negative pledge restricts the imposition of other liens or encumbrances on any of the assets, subject to certain exceptions.

The “Term C Facility” under the second amended and restated credit agreement remains outstanding under the Refinancing and the amortizations and maturities on the Term C Facility remain unchanged.

Accuride’s Canadian subsidiary is the borrower under the New Revolver and Accuride has guaranteed the repayment of such borrowing under the Refinancing. As of December 31, 2003, $25.0 million was outstanding under the New Revolver. The New Term B facility requires a $0.9 million repayment on June 13, 2004, June 13, 2005, and June 13, 2006, and $177.3 million on June 13, 2007. The Term C loan requires a $1.0 million repayment on January 21, 2004, and January 21, 2005, and $47.0 million repayment on January 21, 2006 and January 21, 2007.

On December 10, 2003, the Company completed an amendment to the Refinancing. The Company re-priced its New Term B loan at LIBOR plus 525 basis points, a reduction of 100 basis points, and Term C loan at LIBOR plus 325 basis points, a reduction of 75 basis points. In addition, the Company eliminated the LIBOR floor provision for the New Term B loan.

The Company has the option to borrow under the Credit Agreement at the Base Rate or Eurodollar Rate plus an Applicable Margin, as defined in the Credit Agreement. The Applicable Margin shall be adjusted upon the Company achieving certain leverage ratios and varies by type of borrowing. At December 31, 2003, the Company had $25,000 outstanding on the revolving credit facility under the Eurodollar Rate option. The corresponding Eurodollar Rate was 1.44% and the Applicable Margin was 4.00%. At December 31, 2002, the Company had $60,000 outstanding on the revolving credit facility under the Eurodollar Rate option. The corresponding Eurodollar Rate ranged from 1.44% - 2.25% and the Applicable Margin was 3.25%.

The Company’s other Bank Borrowings at December 31, 2003 and 2002 were all borrowed under the Eurodollar Rate option. At December 31, 2003 the corresponding Eurodollar Rates ranged from 1.44% - 1.50%. At December 31, 2002 the corresponding Eurodollar Rates ranged from 1.94% - 2.25%.

Under the terms of the Company’s credit agreement, there are certain restrictive covenants that limit the payment of cash dividends and establish minimum financial ratios. The Company was in compliance with all such covenants at December 31, 2003.

Senior Subordinated Notes—Interest at 9.25% on the senior subordinated notes (the “Notes”) is payable on February 1 and August 1 of each year, commencing on August 1, 1998. The Notes mature in full on February 1, 2008 and may be redeemed, at the option of the Company, in whole or in part, at any time on or after February 1, 2003 in cash at the redemption prices set forth in the indenture, plus interest. The Notes are a general unsecured obligation of the Company ranking senior in right of payment to all existing and future subordinated indebtedness of the Company. The Notes are subordinated to all existing and future senior indebtedness of the Company including indebtedness incurred under the Credit Agreement. As of December 31, 2003 and 2002, the aggregate principal amount of Notes outstanding was $189,900.

AdM Term Facility—At December 31, 2002, AdM had term notes outstanding of $3,125 under its $25,000 term facility. The aggregate principal outstanding was repaid in March 2003 at the close of the facility.

Interest Rate Instruments—At December 31, 2002, the Company was a party to a 2.73% interest rate cap agreement that expired in January 2003 and was not renewed. As of December 31, 2003, the Company did not have any open interest rate agreements or obligations.

Maturities of long-term debt, including the bond discount, based on minimum scheduled payments as of December 31, 2003, are as follows:

2004	$1,900
2005	1,900
2006	72,900
2007	224,300
Thereafter	189,900

Total	$490,900

9.                      PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

The Company has funded noncontributory employee defined benefit pension plans that cover substantially all U.S. and Canadian employees (the “plans”). Employees covered under the U.S. salaried plan are eligible to participate upon the completion of one year of service and benefits are determined by their cash balance accounts, which are based on an allocation they earn each year. Employees covered under the Canadian salaried plan are eligible to participate upon the completion of two years of service and benefits are based upon career average salary and years of service. Employees covered under the hourly plans are generally eligible to participate at the time of employment and benefits are generally based on a fixed amount for each year of service. U.S. employees are vested in the plans after five years of service; Canadian hourly employees are vested after two years of service.

In addition to providing pension benefits, the Company also has certain unfunded health care and life insurance programs for U.S. non-bargained and Canadian employees who meet certain eligibility requirements. These benefits are provided through contracts with insurance companies and health service providers. The coverage is provided on a non-contributory basis for certain groups of employees and on a contributory basis for other groups. The majority of these benefits are paid by the Company.

The Company uses a December 31 measurement date for all of its plans.

Obligations and Funded Status:

	Pension Benefits		Other Benefits
	2003	2002	2003	2002

Change in benefit obligation:
Benefit obligation—beginning of year	$53,404	$45,791	$21,620	$18,668
Service cost	2,309	2,504	774	665
Interest cost	3,850	3,140	1,417	1,285
Plan participants’ contributions
Actuarial (gains)/losses	5,785	1,007	(192)	1,620
Benefits paid	(2,306)	(2,035)	(619)	(517)
Plan amendments		3,357
Foreign currency exchange rate changes	7,902	323	1,399	67
Curtailments/Settlements/Termination Benefits		(683)		(167)
Acquisition/transfer

Benefit obligation—end of year	70,944	53,404	24,399	21,620

Change in plan assets:
Fair value of assets—beginning of year	45,418	44,162
Actual return on plan assets	5,980	(1,845)
Employer contribution	5,251	4,758	619	517
Plan participant’s contribution
Benefits paid	(2,306)	(2,035)	(619)	(517)
Foreign currency exchange rate changes	7,401	378

Fair value of assets—end of year	61,744	45,418

Reconciliation of funded status:
Unfunded status	(9,200)	(7,986)	(24,399)	(21,620)
Unrecognized actuarial loss	23,657	17,273	4,998	5,201
Unrecognized prior service cost (benefit)	5,717	5,110	(1,264)	(1,562)
Unrecognized net obligation	291	264

Net amount recognized	$20,465	$14,661	$(20,665)	$(17,981)

Amounts recognized in the statement of financial position:
Prepaid benefit cost	$20,824	$15,147	$—	$—
Accrued benefit liability	(24,376)	(18,697)	(20,665)	(17,981)
Intangible asset	6,063	5,440
Accumulated other comprehensive loss	17,954	12,771

Net amount recognized	$20,465	$14,661	$(20,665)	$(17,981)

The accumulated benefit obligation for the pension plan was $69,109 and $51,629 at December 31, 2003 and 2002, respectively.

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $59,824, $58,912 and $50,514 respectively, as of December 31, 2003 and $44,792, $44,060 and $36,775, respectively, as of December 31, 2002.

Components of Net Periodic Benefit Cost:

	Pension Benefits			Other Benefits
	2003	2002	2001	2003	2002	2001

Service cost-benefits earned during the year	$2,309	$2,504	$2,965	$774	$665	$602
Interest cost on projected benefit obligation	3,850	3,140	2,957	1,417	1,285	1,106
Expected return on plan assets	(4,989)	(4,410)	(4,410)
Prior service cost and other amortization (net)	1,373	390	313	(23)	(127)	(208)

Net amount charged to income	2,543	1,624	1,825	2,168	1,823	1,500

Curtailment charge	—	420	—	—	5	—

Total net amount charged to income	$2,543	$2,044	$1,825	$2,168	$1,828	$1,500

Additional Information:

	Pension Benefits		Other Benefits
	2003	2002	2003	2002

Increase in minimum liability included in other comprehensive income	$5,182	$12,771	N/A	N/A

Actuarial Assumptions:

Assumptions used to determine benefit obligations as of December 31 were as follows:

	Pension Benefits		Other Benefits
	2003	2002	2003	2002

Discount rate	6.00%	6.50%	6.00%	6.50%
Rate of increase in future compensation levels	3.00%	4.00%	3.00%	4.00%

Assumptions used to determine net periodic benefit cost for the years ended December 31 were as follows:

	Pension Benefits		Other Benefits
	2003	2002	2003	2002

Discount rate	6.50%	7.00%	6.50%	7.00%
Rate of increase in future compensation levels	3.00%	4.00%	3.00%	4.00%
Expected long-term rate of return on assets	9.00%*	9.00%	N/A	N/A

*                 For 2003 a  9.5%  return on assets assumption was used for the Canadian plans.

The expected long-term rate of return on assets is determined primarily by looking at past performance. In addition, management considers the long-term performance characteristics of the asset mix.

Assumed health care cost trend rates at December 31 were as follows:

	2003	2002

Health care cost trend rate assumed for next year	11.00%	10.00%
Rate to which the cost trend rate is assumed to decline	5.25%	5.00%
Year that the rate reaches the ultimate trend rate	2009	2008

The health care cost trend rate assumption has a significant effect on the amounts reported. A one-percentage point change in assumed health care cost trend rates would have the following effects on 2003:

	1-Percentage- Point Increase	1-Percentage- Point Decrease

Effect on total of service and interest cost	$358	$(275)
Effect on postretirement benefit obligation	$3,417	$(2,668)

Plan Assets:

The Company’s pension plan weighted-average asset allocations at December 31, 2003, and 2002, by asset category are as follows:

	2003	2002

Equity securities	56%	55%
Debt securities	38%	38%
Other	6%	7%

Total	100%	100%

The Company’s investment objectives are (1) to maintain the purchasing power of the current assets and all future contributions; (2) to maximize return within reasonable and prudent levels of risk; (3) to maintain an appropriate asset allocation policy that is compatible with the actuarial assumptions, while still having the potential to produce positive real returns; and (4) to control costs of administering the plan and managing the investments.

The Company’s desired investment result is a long-term rate of return on assets that is at least a 5% real rate of return, or 5% over inflation as measured by the Consumer Price Index for the US plans. The target rate of return for the plans have been based upon the assumption that future real returns will approximate the long-term rates of return experienced for each asset class in the Company’s investment policy statement. The Company’s investment guidelines are based upon an investment horizon of greater than five years, so that interim fluctuations should be viewed with appropriate perspective. Similarly, the Plan’s strategic asset allocation is based on this long-term perspective.

The Company believes that the plan’s risk and liquidity posture are, in large part, a function of asset class mix. The Company’s investment committee has reviewed the long-term performance characteristics of various asset classes, focusing on balancing the risks and rewards of market behavior. Based on this and the plan’s time horizon, risk tolerances, performance expectations and asset class preferences, the following strategic asset allocation was derived:

	Lower Limit	Strategic Allocation	Upper Limit

Domestic Large Capitalization Equities:
Value	10%	15%	20%
Growth	10%	15%	20%
Index-Passive	15%	20%	25%

Domestic Aggressive Growth Equities:
International Equities	5%	10%	15%
Large-Mid Cap	5%	10%	15%

Fixed Income:
Domestic	25%	30%	35%

The allocation of the fund is reviewed periodically. Should any of the strategic allocations extend beyond the suggested lower or upper limits, a portfolio rebalance may be appropriate.

While the Company uses the same methodologies to manage the Canadian plans, the primary objective is to achieve a minimum rate of return of Consumer Price Index plus 3 over 4-year moving periods, and to obtain total fund rates of return that are in the top third over 4-year moving periods when compared to a representative sample of Canadian pension funds with similar asset mix characteristics. The asset mix for the Canadian pension fund is targeted as follows:

	Minimum	Maximum

Total Equities	40%	65%
Foreign Equities	0%	50%
Bonds and Mortgages	25%	50%
Short-Term	0%	15%

Cash Flows—The Company expects to contribute approximately $5,200 to its pension plans and $700 to its other postretirement benefit plan in 2004.

Other Plans—The Company also provides a 401(k) savings plan and a profit sharing plan for substantially all U.S. salaried employees. Select employees may also participate in the Accuride Executive Retirement Allowance Policy and a supplemental savings plan. Expense associated with these plans for the years ended December 31, 2003, 2002 and 2001 totaled $1,066, $1,391, and $1,108, respectively.

10.               INCOME TAXES

The income tax provision (benefit) from continuing operations for the years ended December 31 is as follows:

	2003	2002	2001

Current:
Federal	$(350)	$(7,697)	$—
State	78	77	415
Foreign	1,940	(435)	689

	1,668	(8,055)	1,104

Deferred:
Federal	(7,248)	6,158	(13,745)
State	(881)	(1,410)	(2,455)
Foreign	3,150	1,782	(1,712)
Valuation allowance	2,381	7,364	2,972

	(2,598)	13,894	(14,940)

Total	$(930)	$5,839	$(13,836)

A reconciliation of the U.S. statutory tax rate to the Company’s effective tax rate (benefit) for the years ended December 31, is as follows:

	2003	2002	2001

Statutory tax rate	(35.0)%	(35.0)%	(35.0)%
State and local income taxes (benefit)	(9.4)	(1.6)	(5.3)
Incremental foreign tax (benefit)	33.9	6.2	(2.8)
Goodwill			2.0
Change in state tax rates			0.6
Change in valuation allowance	24.7	144.3	6.3
Reversal of previously accrued taxes	(25.9)
Other items—net	2.0	0.6	4.7

Effective tax rate (benefit)	(9.7)%	114.5%	(29.5)%

Deferred income tax assets and liabilities comprised the following at December 31:

	2003	2002

Deferred tax assets:
Depreciation and amortization	$14,985	$17,596
Postretirement and postemployment benefits	8,093	7,170
Other	8,242	4,251
Foreign tax credit		6,626
Alternative minimum tax credit	1,058	1,018
Loss carryforwards	27,591	26,263
Valuation allowance	(5,063)	(9,391)

Total deferred tax assets	54,906	53,533

Deferred tax liabilities:
Asset basis and depreciation	12,340	14,970
Pension costs	1,310	1,264
Inventories	1,336	1,304
Other	9,413	9,569

Total deferred tax liabilities	24,399	27,107

Net deferred tax assets	30,507	26,426
Current deferred tax asset	4,276	1,523

Long-term deferred income tax asset—net	$26,231	$24,903

The Company’s net operating loss, available in various tax jurisdictions at December 31, 2003 will expire in various periods over the next 20 years. The foreign tax credit carryforward expired in 2003 and was charged against the related valuation allowance. The alternative minimum tax credit carryforward does not expire. Realization of deferred tax assets is dependent upon taxable income within the carryforward periods available under the applicable tax laws. Although realization of deferred tax assets in excess of deferred tax liabilities is not certain, management has concluded that it is more likely than not the Company will realize the full benefit of deferred tax assets, except for a valuation allowance related to certain state loss carryforwards.

During 2003, Accuride Corporation completed a refinancing of the debt of its Canadian subsidiary. The transaction resulted in recognition of a $2.1 million taxable gain attributable to significant fluctuations in foreign exchange rates over the term of the original debt. The effective tax rate recognized for foreign subsidiaries has also been significantly impacted by fluctuations in currency and translation adjustments which are recognized differently in foreign jurisdictions.

As a result of the expiration of certain state statutes of limitation during 2003, the Company reversed previously accrued taxes of $2.5 million. In addition, the Company recorded a valuation allowance of approximately $2.4 million against deferred tax assets related to state net operating loss carryforwards, as management concluded that the Company will not likely realize the related tax benefits in future years.

Pursuant to the Job Creation and Worker Assistance Act of 2002, a temporary incentive was added to the Internal Revenue Code to allow for a 5-year net operating loss carryback for fiscal years ending in 2002 and 2001. The Company elected to carry back its 2002 net operating loss to the 1998 pre-acquisition tax year, referred to herein as the “Pre-acquisition Period” (see Note 2). Phelps Dodge agreed to permit the Company to carry back the 2002 net operating loss into the Pre-acquisition Period.

While Phelps Dodge did not pay any regular income tax in 1998 due to the utilization of foreign tax credits, it did incur alternative minimum tax. At December 31, 2002, a tax refund of approximately $7.8 million representing 20% of the alternative minimum tax net operating loss was recorded as a current tax benefit. As the regular tax net operating loss utilized in the pre-acquisition period was not expected to result in an income tax benefit, the Company recorded approximately $7.8 million of deferred tax expense. During 2003, the Company completed the carry back claim and received an $8.2 million refund.

The Company intends to permanently reinvest the undistributed earnings of Accuride Canada. Accordingly, no provision for U.S. income taxes has been made for such earnings. At December 31, 2003 Accuride Canada has $17.8 million of cumulative retained earnings.

At December 31, 2003, AdM had no cumulative retained earnings. The Company previously treated undistributed earnings as permanently reinvested. Accordingly, no provision for U.S. income taxes has ever been made for such earnings.

11.               STOCK PURCHASE AND OPTION PLAN

Effective January 21, 1998, the Company adopted the 1998 Stock Purchase and Option Plan for key employees of Accuride Corporation and subsidiaries (the “1998 Plan”).

The 1998 Plan provides for the issuance of shares of authorized but not issued or reacquired shares of Common Stock subject to adjustment to reflect certain events such as stock dividends, stock splits, recapitalizations, mergers or reorganizations of or by the Company. The 1998 Plan is intended to assist the Company in attracting and retaining employees of outstanding ability and to promote the identification of their interests with those of the stockholders of the Company. The 1998 Plan permits the issuance of Common Stock (the “1998 Plan-Purchase Stock”) and the grant of non-qualified stock options (the “1998 Plan-Options”) to purchase shares of Common Stock (the issuance of 1998 Plan Purchase Stock and the grant of the 1998 Plan Options pursuant to the 1998 Plan being a “1998 Plan Grant”). Unless sooner terminated by the Company’s Board of Directors, the 1998 Plan will expire ten years after adoption. Such termination will not affect the validity of any 1998 Plan Grant outstanding on the date of the termination.

Pursuant to the original 1998 Plan, 2,667 shares of Common Stock of the Company were reserved for issuance under such plan. In May 2002, an amendment to the Stock Purchase and Option Plan was adopted, that increased the number of shares reserved for issuance under the plan to 3,247.

1998 Plan-Purchase Stock—As of December 31, 2003, 799 shares of Common Stock under the 1998 Plan Purchase Stock totaling $3,996 were outstanding under the terms of stock subscription agreements with various management personnel of the Company.  During 2003 and 2002 no shares were repurchased as treasury stock. The unpaid principal balance of $15 under the stock subscription agreements has been recorded as a reduction of stockholders’ equity.

1998 Plan-Options—The following is an analysis of stock option activity pursuant to the 1998 Plan for each of the last two years ended December 31 and the stock options outstanding at the end of the respective year:

	Year ended December 31,
	2003		2002		2001
	Options	Weighted Average Price	Options	Weighted Average Price	Options	Weighted Average Price

Outstanding—beginning of year	2,369	$2,851	1,229	$5,017	1,648	$5,014

Granted			1,572	$1,750
Cancelled					(309)	$5,000
Forfeited or expired	(194)	$3,609	(432)	$5,003	(110)	$5,006

Outstanding—end of year	2,175	$2,783	2,369	$2,851	1,229	$5,017

Options exercisable—end of year	1,387	$3,264	1,108	$3,858	952	$5,012

All originally issued time options vest in equal installments over a five-year period from the date of the grant. Subsequently issued time options vest over a four-year period. Performance options vest after approximately eight years, or can vest at an accelerated rate if the Company meets certain performance objectives. As of December 31, 2003, options outstanding have an exercise price ranging between $1,750 and $5,250 per share and a weighted average remaining contractual life of 7.3 years.

In 2001, the Company offered eligible employees the opportunity to exchange performance options with an exercise price of $5,000 per share or more that were scheduled to vest in 2001 and 2002 for new options which the Company granted in 2002 under the 1998 Plan. The new options will vest over a period of four years and have an exercise price of $1,750. In April 2002, the Company issued 190.1 options at $1,750 pursuant to the exchange agreement executed in October, 2001.

12.               COMMITMENTS

The Company leases certain plant, office space and equipment for varying periods. Management expects that in the normal course of business, leases will be renewed or replaced by other leases.

Rent expense for the years ended December 31, 2003, 2002 and 2001 was $2,879, $2,443 and $2,372, respectively. Future minimum lease payments for all noncancelable operating leases having a remaining term in excess of one year at December 31, 2003 are as follows:

2004	$2,129
2005	1,889
2006	1,658
2007	1,281
2008	865
Thereafter	735

Total	$8,557

13.               CONTINGENCIES

The Company is from time to time involved in various legal proceedings of a character normally incident to its business. Management does not believe that the outcome of these proceedings will have a material adverse effect on the consolidated financial condition or results of operations of the Company.

The Company’s operations are subject to federal, state and local environmental laws, rules and regulations. Pursuant to the Recapitalization of the Company on January 21, 1998, the Company was indemnified by PDC with respect to certain environmental liabilities at its Henderson and London facilities, subject to certain limitations. Pursuant to the AKW acquisition agreement on April 1, 1999, in which Accuride purchased Kaiser Aluminum and Chemical Corporation’s (“Kaiser”) 50% interest in AKW, the Company has been indemnified by Kaiser with respect to certain environmental liabilities relating to the facilities leased by AKW (the “Erie Lease”). On February 12, 2002, Kaiser filed a voluntary petition in the United States Bankruptcy Court for the District of Delaware for reorganization under Chapter 11 of the United States Bankruptcy Code, which could limit our ability to pursue indemnification claims, if necessary, from Kaiser.  Management does not believe that the outcome of any environmental proceedings will have a material adverse effect on the consolidated financial condition or results of operations of the Company.

14.               SEGMENT REPORTING

The Company operates in one business segment: the design, manufacture and distribution of wheels and rims for trucks, trailers, and other vehicles.

Geographic Segments—The Company has operations in the United States, Canada, and Mexico which are summarized below.

2003	United States	Canada	Mexico	Eliminations	Combined
Net sales:
Sales to unaffiliated customers—domestic	$301,548	$11,226	$30,106	$—	$342,880
Sales to unaffiliated customers—export	17,589		3,789		21,378

Total	$319,137	$11,226	$33,895	$—	$364,258

Long-lived assets	$344,641	$153,696	$33,157	$(166,184)	$365,310

2002	United States	Canada	Mexico	Eliminations	Combined
Net sales:
Sales to unaffiliated customers—domestic	$271,329	$12,206	$34,910	$—	$318,445
Sales to unaffiliated customers—export	25,103		2,001		27,104

Total	$296,432	$12,206	$36,911	$—	$345,549

Long-lived assets	$352,457	$131,843	$37,272	$(165,021)	$356,551

2001	United States	Canada	Mexico	Eliminations	Combined

Net sales:
Sales to unaffiliated customers—domestic	$258,754	$10,532	$35,337	$—	$304,623
Sales to unaffiliated customers—export	21,983		5,465		27,448

Total	$280,737	$10,532	$40,802	$—	$332,071

Long-lived assets	$378,184	$108,191	$40,995	$(153,137)	$374,233

Sales to three customers exceed 10% of total net sales for the years ended December 31, as follows:

	2003		2002		2001
	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales

Customer one	$72,205	19.8%	$66,576	19.2%	$41,073	12.4%
Customer two	58,657	16.1%	57,386	16.6%	70,830	21.3%
Customer three	47,806	13.1%	45,464	13.2%	40,171	12.1%

	$178,668	49.0%	$169,426	49.0%	$152,074	45.8%

Each geographic segment made sales to all three major customers in 2003.

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

The carrying amounts of cash and cash equivalents, trade receivables, and accounts payable approximate fair value because of the relatively short maturity of these instruments. The carrying amounts and related estimated fair values for the Company’s remaining financial instruments are as follows:

	2003		2002
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Assets
Commodity Price Contracts	$—	$—	$47	$47

Liabilities
Foreign Exchange Forward Contracts	$—	$—	$114	$114
Commodity Price Contracts	$—	$—	$9	$9

Total Debt	$490,475	$501,665	$474,155	$368,265

Fair values relating to derivative financial instruments reflect the estimated amounts that the Company would receive or pay to terminate the contracts at the reporting date based on quoted market prices of comparable contracts as of December 31.

The fair value of the Company’s long-term debt has been determined on the basis of the specific securities issued and outstanding. All of the Company’s long-term debt is at variable rates at December 31, 2003 and 2002 except for the senior subordinated notes which have a fixed interest rate of 9.25% (see Note 8).

16.               RELATED PARTY TRANSACTIONS

Effective January 21, 1998, the Company and KKR entered into a management agreement providing for the performance by KKR of certain management, consulting and financial services for the Company. The Company expensed approximately $600 in each of the three years ended December 31, 2003, pursuant to such management agreement. As of December 31, 2003 and 2002, the Company had recorded a Prepaid Expense of $0 and $150, respectively, to KKR for these services.

17.               QUARTERLY DATA (Unaudited)

The following table sets forth certain quarterly income statement information of the Company for the fiscal years ended December 31, 2003 and 2002:

	2003
(Dollars in Thousands)	Q1	Q2	Q3	Q4	Total

Net sales	$88,248	$94,207	$87,439	$94,364	$364,258
Gross profit (2)	15,621	18,517	13,148	15,544	62,830
Operating expenses	5,889	6,305	5,499	6,225	23,918
Income from operations	9,732	12,212	7,649	9,319	38,912
Equity earnings (loss) of affiliates	181	199	81	24	485
Other expense (1)	(9,453)	(20,561)	(10,291)	(8,747)	(49,052)
Net income (loss)	(578)	(5,953)	(2,793)	599	(8,725)

	2002
(Dollars in Thousands)	Q1	Q2	Q3	Q4	Total

Net sales	$77,804	$94,585	$92,972	$80,188	$345,549
Gross profit	11,727	18,902	18,604	10,084	59,317
Operating expenses	6,736	6,693	6,207	4,378	24,014
Income from operations	4,991	12,209	12,397	5,706	35,303
Equity earnings (loss) of affiliates	39	66	111	(34)	182
Other expense (1)	(9,059)	(8,372)	(14,128)	(9,028)	(40,587)
Net income (loss)	(3,374)	1,977	(594)	(8,950)	(10,941)

(1)                      Included in other expense are interest income, interest expense, and other income (expense), net. Also included in the quarter ended June 30, 2003 is $11,257 of refinancing costs.

(2)                      Included in cost of sales for the quarter ended December 31, 2003 is the reversal of $860 in accrued liabilities for which management determined no obligation of the Company existed.

******

SCHEDULE II

ACCURIDE CORPORATION

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at Beginning of Period	Charges (credits) to Cost and Expenses	Recoveries	Write-Offs	Balance at end of Period

Reserves deducted in balance sheet from the asset to which applicable:

Accounts Receivable:

December 31, 2001	$806	$1,035	$275	$(668)	$1,448

December 31, 2002	1,448	(169)	378	(293)	1,364

December 31, 2003	1,364	(259)	7	(290)	822

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 17, 2004

ACCURIDE CORPORATION
BY:	/s/ Terrence J. Keating
Terrence J. Keating
President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Terrence J. Keating	President and Chief Executive Officer (Principal Executive Officer)and Director	March 17, 2004
Terrence J. Keating

/s/ John R. Murphy	Executive Vice President/Chief Financial Officer, Secretary and Chief Financial Officer (Principal Financial and Accounting Officer)	March 17, 2004
John R. Murphy

/s/ James H. Greene, Jr.	Director	March 17, 2004
James H. Greene, Jr.

/s/ Frederick M. Goltz	Director	March 17, 2004
Frederick M. Goltz

Todd A. Fisher	Director	March 17, 2004