Form 10-Q
period 2004-03-31
ACCURIDE CORP
filed 2004-05-12
CIK 817979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

☒         Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004.

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

As of March 31, 2004, 24,799 shares of Accuride Corporation common stock, par value $.01 per share, were outstanding.

ACCURIDE CORPORATION

PART I. FINANCIAL INFORMATION

Item I. Financial Statements

ACCURIDE CORPORATION

CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$29,364	$42,692
Customer receivables, net of allowance for doubtful accounts of $816 and $822	55,090	36,309
Other receivables	7,098	8,403
Inventories, net	32,935	33,435
Supplies	11,301	10,717
Deferred income taxes	5,138	4,276
Prepaid expenses and other current assets	2,113	924
Total current assets	143,039	136,756

PROPERTY, PLANT AND EQUIPMENT, NET	203,163	206,660

OTHER ASSETS:
Goodwill	123,197	123,197
Investment in affiliates	3,244	3,106
Deferred financing costs, net of accumulated amortization of $7,269 and $6,847	5,066	5,458
Deferred income taxes	23,557	26,231
Pension benefit plan asset	27,304	26,887
Other	70	2
TOTAL	$528,640	$528,297

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
Accounts payable	$35,899	$34,128
Current portion of long-term debt	1,900	1,900
Accrued payroll and compensation	6,784	9,185
Accrued interest payable	3,633	8,824
Accrued and other liabilities	8,089	6,082
Total current liabilities	56,305	60,119

LONG-TERM DEBT, less current portion	487,601	488,575

OTHER POSTRETIREMENT BENEFIT PLAN LIABILITY	21,132	20,665

PENSION BENEFIT PLAN LIABILITY	24,145	24,376

OTHER LIABILITIES	259	404

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIENCY):
Preferred stock, $.01 par value; 5,000 shares authorized and unissued Common stock and additional paid in capital, $.01 par value; 45,000 shares authorized, 24,926 shares issued; 24,799 outstanding	52,070	52,070
Treasury stock, 127 shares at cost	(735)	(735)
Stock subscriptions receivable	0	(15)
Accumulated other comprehensive income (loss)	(11,318)	(11,576)
Retained earnings (deficit)	(100,819)	(105,586)
Total stockholders’ equity (deficiency)	(60,802)	(65,842)

TOTAL	$528,640	$528,297

See notes to unaudited consolidated financial statements

ACCURIDE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(DOLLARS IN THOUSANDS)

(UNAUDITED)

	Three Months Ended March 31,
	2004	2003

NET SALES	$111,401	$88,248

COST OF GOODS SOLD	89,437	72,627

GROSS PROFIT	21,964	15,621

OPERATING EXPENSES:
Selling, general and administrative	6,371	5,889

INCOME FROM OPERATIONS	15,593	9,732

OTHER INCOME (EXPENSE):
Interest income	25	72
Interest (expense)	(9,213)	(8,912)
Equity in earnings of affiliates	138	181
Other income (expense), net	139	(613)

INCOME BEFORE INCOME TAXES	6,682	460

INCOME TAX PROVISION	1,915	1,038

NET INCOME (LOSS)	$4,767	$(578)

See notes to unaudited consolidated financial statements.

ACCURIDE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

(DOLLARS IN THOUSANDS)

(UNAUDITED)

	Comprehensive Income	Common Stock and Additional Paid in Capital	Treasury Stock	Stock Subscriptions Receivable	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Stockholders’ Equity (Deficiency)

BALANCE AT JANUARY 1, 2004		$52,070	$(735)	$(15)	$(11,576)	$(105,586)	$(65,842)

Net Income	$4,767					4,767	4,767

Exercise of stock options		0					0

Proceeds from stock subscriptions receivable		—	—	15		—	15

Other comprehensive income;
Unrealized gain on foreign currency hedges (net of tax)	161				161		161

Minimum pension liability adjustment (net of tax)	97				97		97

Comprehensive income	$5,025

BALANCE AT MARCH 31, 2004		$52,070	$(735)	$0	$(11,318)	$(100,819)	$(60,802)

See notes to unaudited consolidated financial statements

ACCURIDE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

(UNAUDITED)

	Three Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,767	$(578)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	6,296	6,856
Amortization-deferred financing costs	447	631
Losses on asset disposition	2	—
Deferred income taxes	1,660	928
Equity in earnings of affiliate	(138)	(181)
Changes in certain assets and liabilities:
Receivables	(17,067)	(7,128)
Inventories and supplies	(85)	(5,230)
Prepaid expenses and other assets	(1,267)	(4,326)
Accounts payable	1,772	3,478
Accrued and other liabilities	(5,490)	(7,149)
Net cash provided by (used in) operating activities	(9,103)	(12,699)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(3,009)	(3,268)
Capitalized interest	(201)	(43)
Net cash provided by (used in) investing activities	(3,210)	(3,311)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in revolving credit advance	—	20,000
Payments on long-term debt	(1,000)	(4,125)
Deferred financing fees	(30)	—
Proceeds from stock subscriptions receivable	15	75
Net cash provided by (used in) financing activities	(1,015)	15,950

Increase (decrease) in cash and cash equivalents	(13,328)	(60)
Cash and cash equivalents, beginning of period	42,692	41,266
Cash and cash equivalents, end of period	$29,364	$41,206

See notes to unaudited consolidated financial statements

ACCURIDE CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

AS OF MARCH 31, 2004 AND DECEMBER 31, 2003 AND FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

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

The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004.  The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto disclosed in Accuride’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

Note 2 – Accounting Changes

FAS 106-1—In December 2003, the President of the United States signed the Medicare Prescription Drug, Improvement and Modernization Act into law.  The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.  FASB Statement No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, requires presently enacted changes in relevant laws to be considered in current period measurements of postretirement benefit costs and the APBO.  However, specific authoritative guidance on the accounting for the federal subsidy is currently pending, and Accuride has elected to defer accounting for the effects of this pronouncement as allowed by this staff position.  It is not certain at this time what effects this law and pronouncement will have on the Company’s financial position or results of operations.

FIN 46—In December 2003, the FASB issued a revision to Interpretation 46 (FIN 46R) to clarify some of the provisions of FASB Interpretation No. 46, Consolidation of Variable Interest Entities. The term “variable interest” is defined in FIN 46 as “contractual, ownership or other pecuniary interest in an entity that change with changes in the entity’s net asset value.”  Variable interests are investments or other interests that will absorb a portion of an entity’s expected losses if they occur or receive portions of the entity’s expected residual returns if they occur.  The application of FIN 46R did not have an impact on the Company’s financial position or results of operations.

SFAS No. 132 (Revised 2003)—In December 2003, the FASB issued SFAS No. 132 (Revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits-an amendment of FASB Statements No. 87, 88, and 106. This Statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. SFAS 132 (Revised  2003) was effective for financial statements with fiscal years ending after December 15, 2003. The Company adopted this statement as of

December 31, 2003 and revised its annual and interim disclosures for the periods ended December 31, 2003 and March 31, 2004, accordingly.

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

	For the Three Months Ended March 31
	2004	2003

Net income (loss) as reported	$4,767	$(578)

Add: Total stock-based employee compensation expense determined under the intrinsic value based method, net of related tax effects

Deduct: Total stock-based employee compensation expense determined under the fair value based method, net of related tax effects	(22)	(19)

Pro forma net income (loss)	$4,745	$(597)

Note 3 – Inventories – Inventories were as follows:

	March 31, 2004	December 31, 2003

Raw Materials	$3,879	$4,119
Work in Process	13,178	13,354
Finished Manufactured Goods	14,090	14,520
LIFO Adjustment	1,788	1,442

Inventories, net	$32,935	$33,435

Note 4 – Accounting for Derivatives and Hedging Activities – The Company uses derivative financial instruments as part of its overall risk management strategy as further described under Item 7A of the 2003 Annual Report on Form 10-K.  The derivative instruments used by the Company from time to time include interest rate, foreign exchange, and commodity price instruments.  All derivative instruments designated as hedges are recognized on the balance sheet at their estimated fair value.

Foreign Exchange Instruments - The Company is currently using Canadian dollar collar option contracts to limit foreign exchange risk on anticipated but not yet committed transactions expected to be denominated in Canadian dollars.  These option contracts are designated as cash flow hedges and management expects that these derivative instruments will be highly effective.  The Company is using the intrinsic value method to account for these transactions.  As such, the unrealized change in the intrinsic value of the options will be recorded in Other Comprehensive Income (See Note 6) and the realized gains or losses are reflected in current period earnings as “Cost of Goods Sold”.  Both the realized and unrealized gains and losses related to the time value of the options are recorded in Other Income & Expense.  To the extent that any of these contracts are not completely effective in offsetting the change in the value of the anticipated transactions being hedged, any changes in fair value relating to the ineffective portion of these contracts will be immediately recognized in “Cost of Goods Sold”.

Note 5 – Supplemental Cash Flow Disclosure – During the three months ended March 31, 2004 and 2003, Accuride paid $14,179 and $13,156 for interest.  During these same time periods, Accuride paid $170 and $670 for income taxes, respectively.

Note 6 – Comprehensive income is summarized as follows:

	For the Three Months Ended March 31
	2004	2003

Net income (loss)	$4,767	$(578)
Other comprehensive income
Unrealized gain on foreign currency hedges (net of tax)	161	898
Minimum pension liability adjustment (net of tax)	97

Total comprehensive income	$5,025	$320

Included in other comprehensive income for the three months ended March 31, 2004 and March 31, 2003, respectively, is $161 and $898 (net of tax) of unrealized gains on derivatives that have been designated as cash flow hedges in accordance with SFAS 133, as further described in Note 3.  The $161 of unrealized gains remaining in other comprehensive income related to derivative instruments will be reclassified into earnings as realized during the next nine months.  Also included in other comprehensive income for the three months ended March 31, 2004 is $97 (net of tax) of minimum pension liability adjustments related to fluctuations of the Canadian dollar and translation of our Canadian pension plans.

Note 7 – Pension and Other Postretirement Benefit Plans

Components of Net Periodic Benefit Cost for the three months ended March 31:

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Service cost-benefits earned during the year	$670	$577	$222	$194
Interest cost on projected benefit obligation	1,048	963	362	354
Expected return on plan assets	(1,417)	(1,247)	0	0
Prior service cost and other amortization (net)	404	343	(11)	(6)
Net amount charged to income	$705	$636	$573	$542

Employer Contributions- As of March 31, 2004, $1,470 has been contributed to company sponsored pension plans.  The Company presently anticipates contributing an additional $3,633 to fund its pension plans in 2004 for a total of $5,103.

Note 8 – Contingencies

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

Results of Operations

Three Months Ended March 31, 2004 Compared to the Three Months Ended March  31, 2003.

The following table sets forth certain income statement information of Accuride for the three months ended March 31, 2004 and March 31, 2003

	March 31, 2004		March 31, 2003
	(dollars in thousands)
Net sales	$111,401	100.0%	$88,248	100.0%
Gross profit	21,964	19.7%	15,621	17.7%
Operating expenses	6,371	5.7%	5,889	6.7%
Income from operations	15,593	14.0%	9,732	11.0%
Equity in earnings of affiliates	138	0.1%	181	0.2%
Other income (expense)	(9,049)	(8.1)%	(9,453)	(10.7)%
Net income (loss)	4,767	4.3%	(578)	(0.7)%

Net Sales.  Net sales for the three months ended March 31, 2004 were $111.4 million, an increase of 26.3% compared to net sales of $88.2 million for the three months ended March 31, 2003.  The increase in net sales is primarily a result of the continuing cyclical recovery in the commercial vehicle industry and an increase in the sales volume of aluminum wheels related to improved market penetration.

Gross Profit.  Gross profit increased $6.4 million, or 41.0%, to $22.0 million for the three months ended March 31, 2004 from $15.6 million for the three months ended March 31, 2003.  The increase is primarily attributable to the increase in net sales, an impact of $7.8 million, which was partially offset by a strengthening Canadian dollar and higher raw material prices.  Gross profit for the first quarter of 2004 as a percent of sales was 19.7%, compared to 17.7% in 2003.  Gross profit margin for 2004 was positively impacted by higher sales and production volumes, resulting in increased absorption of fixed costs.

Operating Expenses.  Operating expenses increased $0.5 million, or 8.5% to $6.4 million for the three months ended March 31, 2004 from $5.9 million for the three months ended March 31, 2003.  The increase is primarily due to the higher cost of salaries and benefits.  As a percent of sales, operating expenses for the first quarter of 2004 have decreased to 5.7% compared to 6.7% for the first quarter of 2003.

Other Income (Expense).  Other expense decreased $0.5 million to $9.0 million for the three-month period ended March 31, 2004 from $9.5 million for the three months ended March 31, 2003.  The decrease is primarily attributable to fluctuations in foreign exchange rates.

Net Income (Loss).  We had net income of $4.8 million for the three months ended March 31, 2004 compared to net loss of $0.6 million for the three months ended March 31, 2003 primarily due to higher pre-tax earnings as discussed above.

Changes in Financial Condition

At March 31, 2004, our total assets amounted to $529.4 million, as compared to $528.3 million at December 31, 2003.  The $1.1 million, or 0.2%, increase in total assets during the three months ended March 31, 2004 was primarily the result of an increase in net customer receivables of $18.8 million offset by a decrease in cash and cash equivalents of $13.3 million and a $1.8 million decrease in deferred income taxes.  Net customer receivables increased due to higher sales in the month of March 2004 compared to December 2003 and the timing of collections.  The decrease in cash is primarily related to changes in working capital precipitated by stronger sales and seasonal working capital needs.  The deferred income tax asset decreased because we have begun utilizing prior years net operating losses.

At March 31, 2004, our total liabilities amounted to $590.2 million, as compared to $594.1 million at December 31, 2003.  Total liabilities decreased $3.9 million, or 0.7%, primarily as a result of a $5.2 million decrease in accrued interest payable, a $2.4 million decrease in accrued payroll and compensation, and a $1.0 million decrease in long-term debt which was partially offset by a $1.8 million increase in payables and a $2.7 million increase in accrued and other liabilities.  The decrease in accrued interest payable is a result of the timing of interest payments.  Accrued payroll and compensation decreased as 2003 management bonuses and employee profit sharing were paid in the first quarter of 2004.  Long-term debt decreased due to a $1.0 million payment on the Term C loan during the fiscal quarter ended March 31, 2004.  The increase in accounts payable and accrued and other liabilities is primarily the result of stronger quarter-ending activity and higher material costs. The increase in accounts payable was partially offset by lower capital spending and the timing of payments.

Capital Resources and Liquidity

Our primary sources of liquidity during the first quarter of 2004 were cash reserves.  In addition, the Company has a $66 million revolving credit facility (the “New Revolver”), of which $41 million is currently available.  Primary uses of cash were seasonal working capital needs, capital expenditures and debt service.

As of March 31, 2004, we had cash and cash equivalents of $29.4 million compared to $42.7 million at December 31, 2003.  Our operating activities for the three months ended March 31, 2004 used $9.1 million of cash compared to a use of $12.7 million of cash during the three months ended March 31, 2003.  Investing activities for the three months ended March 31, 2004 used $3.2 million compared to $3.3 million for the three months ended March 31, 2003.  Net financing activities used $1.0 million during the three months ended March 31, 2004 and provided $15.9 million during the three months ended March 31, 2003.

Our capital expenditures in 2003 were $20.7 million.  We expect our capital expenditures to be approximately $23 million in 2004 of which approximately $3 million has been spent to date.  These expenditures will be funded by cash generated from operations and existing cash reserves.  It is anticipated that these expenditures will fund (i) investments in productivity and low cost manufacturing improvements in 2004 of approximately $10 million (including $4 million to install manufacturing capacity for the production of light full face design wheels); (ii) equipment and facility maintenance of approximately $11 million; and (iv) continuous improvement initiatives of approximately $2 million.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations as of March 31, 2004 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods:

$ Millions	2004	2005	2006	2007	2008	Thereafter	Total
Long-Term Debt:
New Revolver	$	$	$25.0	$	$	$	$25.0
New Term B	0.9	0.9	0.9	177.3			180.0
Term C		1.0	47.0	47.0			95.0
Senior Subordinated Notes					189.9		189.9
Interest on Long-Term Debt (a)	24.0	39.8	39.8	26.7	8.8		139.1
Operating Leases:	1.6	1.9	1.7	1.3	0.9	0.7	8.1
Unconditional Purchase Obligations: (b)	1.3						1.3
Other Long-Term Liabilities: (c)	4.2	7.1	6.6	6.0	5.4		29.3

Total Obligations	32.0	50.7	121.0	258.3	205.0	0.7	667.7

(a)          All of the Company’s long-term debt is at Libor based variable rates as of March 31, 2004 except for the senior subordinated notes which have a fixed interest rate of 9.25%.  The projected interest assumes a one percent increase per year through 2006 in Libor rates.

(b)         The unconditional purchase commitments are principally take-or-pay obligations related to the purchase of certain materials, including natural gas, consistent with customary industry practice.

(c)          Consists primarily of post-retirement estimated future benefit payments and estimated pension contributions.

Bank Borrowing.  Effective June 13, 2003 we entered into a third amended and restated credit agreement to refinance a portion of the debt outstanding under the July 27, 2001 second amended and restated credit agreement (the “Refinancing”).  The Refinancing, as amended on December 10, 2003, provides for (i) a new term credit facility in an aggregate principal amount of $180 million that matures on June 13, 2007 (“New Term B”), and a revolving credit facility (“New Revolver”) in an aggregate principal amount of $66 million (comprised of a $36 million U.S. revolving credit facility and a $30 million Canadian revolving credit facility) which matures on June 13, 2006 (collectively, the “New Senior Facilities”).  The “Term C” facility under the second amended and restated credit agreement remains outstanding under the Refinancing.  As of March 31, 2004, $25 million was outstanding under the New Revolver.  The New Term B facility requires a $0.9 million repayment on June 13, 2004, June 13, 2005, and June 13, 2006, and $177.3 million on June 13, 2007.  The Term C facility requires a $1.0 million repayment on January 21, 2005, and $47.0 million repayment on January 21, 2006 and January 21, 2007.  Interest on the term loans and the New Revolver is based on LIBOR plus an applicable margin.  The loans are secured by, among other things, a first priority lien on our properties and assets securing the New Revolver and Term C, a second priority lien on substantially all of our US and Canadian properties and assets to secure the New Term B, and a pledge of 65% of the stock of our Mexican subsidiary.  A negative pledge restricts the imposition of other liens or encumbrances on any of the assets, subject to certain exceptions.

Restrictive Debt Covenants.  Our credit documents contain numerous financial and operating covenants that limit the discretion of management with respect to certain business matters. These covenants place significant restrictions on, among other things, the ability to incur additional debt, to pay dividends, to create liens, to make certain payments and investments and to sell or otherwise dispose of assets and merge or consolidate with other entities. Accuride is also required to meet certain financial ratios and tests including a leverage ratio, an interest coverage ratio, and a fixed charge coverage ratio. A failure to comply with the obligations contained in the credit documents could result in an event of default, and possibly the acceleration of the related debt and the acceleration of debt under other instruments evidencing indebtedness that may contain cross-acceleration or cross-default provisions. As of March 31, 2004, and currently, we are in compliance with our financial covenants and ratios.

Senior Subordinated Notes.  In January 1998 we issued $200 million of senior subordinated notes (the “Notes”) pursuant to an indenture (the “Indenture”).  The Indenture is limited in aggregate principal amount to $300 million, of which $200 million were issued as private notes and subsequently exchanged for exchange notes, which exchange has been registered under the Securities Act of 1933, as amended. The Indenture provides certain restrictions on the payment of dividends by Accuride.  The Indenture is subject to and governed by the Trust Indenture Act of 1939, as amended.  The Notes are general unsecured obligations of Accuride and are subordinated in right of payment to all existing and future Senior Indebtedness (as defined in the Indenture).  The Notes mature on February 1, 2008.  Interest on the Notes accrues at the rate of 9.25% per annum and is due and payable semi-annually in arrears on February 1 and August 1, to holders of record of the Notes on the immediately preceding January 15 and July 15.  As of March 31, 2004 the aggregate principal amount of Notes outstanding was $189.9 million.

Off-Balance Sheet Arrangements.  The Company’s off-balance sheet arrangements include the operating leases and unconditional purchase obligations which are principally take-or-pay obligations related to the purchase of certain materials, including natural gas, consistent with customary industry practice as well as any letters of credit.

We believe that cash liquidity and availability under the New Revolver will provide adequate funds for our working capital needs, planned capital expenditures and debt service obligations for the next twelve months.  Our ability to fund working capital needs, planned capital expenditures, scheduled debt payments, and to comply with all of the financial covenants under our credit agreement, depends on our future operating performance and cash flow, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

Accounting Changes.  See Note 2 to the Consolidated Financial Statements for a discussion of accounting changes.

Critical Accounting Policies and Estimates.  We have included a summary of our Critical Accounting Estimates in our annual report on Form 10-K for the year ended December 31, 2003, filed on March 17, 2004.  There have been no material changes to the summary provided in that report.

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

For further information, refer to the business description and additional risk factors sections included in our Form 10-K for the year ended December 31, 2003, as filed with the SEC.

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

Foreign Currency Risk
Certain forecasted transactions, assets, and liabilities are exposed to foreign currency risk.  We monitor our foreign currency exposures to maximize the overall effectiveness of our foreign currency derivatives. The principal currency of exposure is the Canadian dollar. Forward foreign exchange contracts, designated as hedging instruments under SFAS 133, are used to offset the impact of the variability in exchange rates on our operations, cash flows, assets and liabilities. At March 31, 2004, we had open foreign exchange collar option contracts of $54.8 million.  Foreign exchange option contract maturities are from one to twelve months. Management believes the use of foreign currency financial instruments reduces the risks that arise from doing business in international markets.

However, our foreign currency derivative contracts provide only limited protection against currency risks.  Factors that could impact the effectiveness of our currency risk management programs include accuracy of sales estimates, volatility of currency markets and the cost and availability of derivative instruments.  The counterparties to the foreign exchange contracts are financial institutions with investment grade credit ratings.  The use of option contracts protects our cash flows against unfavorable movements in exchange rates, to the extent of the amount under contract.

A 10% adverse change in currency exchange rates for the foreign currency collar options held at March 31, 2004, would have an impact of approximately $2.2 million on the fair value of such instruments.  This quantification of exposure to the market risk associated with foreign exchange financial instruments does not take into account the offsetting impact of changes in the fair value of our foreign denominated assets, liabilities and firm commitments.

Raw Material/Commodity Price Risk

We rely upon the supply of certain raw materials and commodities in our production processes and have entered into long-term supply contracts for our steel and aluminum requirements.  The exposures associated with these commitments are primarily managed through the terms of the sales, supply, and procurement contracts.  From time to time, we use commodity price swaps and futures contracts to manage the variability in certain commodity prices. Commodity price swap and futures contracts are used to offset the impact of the variability in certain commodity prices on our operations and cash flows.  At March 31, 2004, we had no open commodity price swaps and futures contracts.

Interest Rate Risk
We use long-term debt as a primary source of capital in our business.  The following table presents the principal cash repayments and related weighted average interest rates by maturity date for our long-term fixed-rate debt and other types of long-term debt at March 31, 2004:

(Dollars in Thousands)	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
Long-term Debt:
Fixed					$189,900		$189,900	$195,597
Avg. Rate					9.25%		9.25%
Variable	$900	$1,900	$72,900	$224,300			$300,000	$306,375
Avg. Rate	6.69%	5.47%	4.77%	6.20%			5.89%

We are exposed to the variability of interest rates on our variable rate debt.  However, of the total variable rate debt of $300.0 million outstanding as of March 31, 2004, an amount of $180.0 million representing the New Term B loan and an amount of $25.0 million representing the amount outstanding under the New Revolver are fixed at interest rates of 6.7% and 5.4%, respectively, through December 2004.  The weighted average interest rates for the New Term B loan and New Revolver are based on twelve month LIBOR in effect as of March 31, 2004.

 Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures, which are designed to ensure that information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosures are effective.

Changes in Controls and Procedures

During the quarter ended March 31, 2004, there was no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.  Legal Proceedings

Neither Accuride nor any of its subsidiaries is a party to any material legal proceeding.  However, Accuride from time-to-time is involved in ordinary routine litigation incidental to its business.

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchase of Equity Securities

During the fiscal quarter ended March 31, 2004, Accuride issued no common stock.  On March 8, 2004, Accuride issued options to purchase an aggregate of 272 shares of Accuride’s Common Stock to certain members of management.  These options vest pro rata over a four-year period and must be exercised within a ten-year period.  The exercise price of such options is $1,750 per share.  None of these securities were registered under the Securities Act of 1933, as amended.

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

(b)                                 Reports on Form 8-K:

Form 8-K containing our fourth quarter results for 2003 was furnished to the SEC on February 12, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCURIDE CORPORATION

/s/ Terrence J. Keating	Dated:	May 12, 2004
Terrence J. Keating
President and Chief Executive Officer

/s/ John R. Murphy	Dated:	May 12, 2004
John R. Murphy
Executive Vice President – Finance and Chief Financial Officer
Principal Accounting Officer