Form 10-Q
period 2004-09-30
ACCURIDE CORP
filed 2004-11-12
CIK 817979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

☒  Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004.

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

As of October 31, 2004, 24,799 shares of Accuride Corporation common stock, par value $.01 per share, were outstanding.

ACCURIDE CORPORATION

PART I. FINANCIAL INFORMATION

Item I. Financial Statements

ACCURIDE CORPORATION CONSOLIDATED BALANCE SHEETS (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

ASSETS	September 30, 2004	December 31, 2003
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$40,229	$42,692
Customer receivables, net of allowance for doubtful accounts of $657 and $822	63,530	36,309
Other receivables	7,896	8,403
Inventories, net	39,842	33,435
Supplies	12,592	10,717
Deferred income taxes	2,543	4,276
Prepaid expenses and other current assets	5,093	924
Total current assets	171,725	136,756

PROPERTY, PLANT AND EQUIPMENT, NET	202,852	206,660

OTHER ASSETS:
Goodwill	123,197	123,197
Investment in affiliates	3,547	3,106
Deferred financing costs, net of accumulated amortization of $8,114 and $6,847	4,225	5,458
Deferred income taxes	17,916	26,231
Pension benefit plan asset	29,312	26,887
Other	8	2
TOTAL	$552,782	$528,297

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable	$45,013	$34,128
Current portion of long-term debt	1,900	1,900
Accrued payroll and compensation	9,850	9,185
Accrued interest payable	3,523	8,824
Accrued and other liabilities	6,632	6,082
Total current liabilities	66,918	60,119

LONG-TERM DEBT, less current portion	486,753	488,575

OTHER POSTRETIREMENT BENEFIT PLAN LIABILITY	22,260	20,665

PENSION BENEFIT PLAN LIABILITY	24,921	24,376

OTHER LIABILITIES	382	404

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY):
Preferred stock, $.01 par value; 5,000 shares authorized and unissued
Common stock and additional paid in capital, $.01 par value; 45,000 shares authorized, 24,926 shares issued; 24,799 outstanding	52,070	52,070
Treasury stock, 127 shares at cost	(735)	(735)
Stock subscriptions receivable	0	(15)
Accumulated other comprehensive income (loss)	(10,735)	(11,576)
Retained earnings (deficit)	(89,052)	(105,586)
Total stockholders' equity (deficiency)	(48,452)	(65,842)

TOTAL	$552,782	$528,297

See notes to unaudited consolidated financial statements

ACCURIDE CORPORATION CONSOLIDATED STATEMENTS OF INCOME (LOSS) (DOLLARS IN THOUSANDS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

NET SALES	$123,463	$87,439	$355,495	$269,894

COST OF GOODS SOLD	97,282	74,291	282,207	222,608

GROSS PROFIT	26,181	13,148	73,288	47,286

OPERATING EXPENSES:
Selling, general and administrative	5,758	5,499	18,547	17,693

INCOME FROM OPERATIONS	20,423	7,649	54,741	29,593

OTHER INCOME (EXPENSE):
Interest income	55	49	110	180
Interest (expense)	(9,214)	(10,256)	(27,490)	(28,641)
Refinancing costs	0	(7)	0	(11,264)
Equity in earnings of affiliate	148	81	441	461
Other income (expense), net	595	(77)	(942)	(581)

INCOME (LOSS) BEFORE INCOME TAXES	12,007	(2,561)	26,860	(10,252)

INCOME TAX PROVISION (BENEFIT)	5,018	232	10,326	(928)

NET INCOME (LOSS)	$6,989	$(2,793)	$16,534	$(9,324)

See notes to unaudited consolidated financial statements

ACCURIDE CORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY) (DOLLARS IN THOUSANDS) (UNAUDITED)

	Comprehensive Income	Common Stock and Additional Paid in Capital	Treasury Stock	Stock Subscriptions Receivable	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Stockholders’ Equity (Deficiency)

BALANCE AT DECEMBER 31, 2003		$52,070	$(735)	$(15)	$(11,576)	$(105,586)	$(65,842)
Net Income	$16,534					16,534	16,534
Proceeds from stock subscriptions receivable		—	—	15		—	15
Other comprehensive income (loss):
Change in fair market value of cash flow hedges (net of tax)	1,071				1,071		1,071
Minimum pension liability adjustment (net of tax)	(230)				(230)		(230)
Comprehensive income	$17,375

BALANCE AT SEPTEMBER 30, 2004		$52,070	$(735)	$0	$(10,735)	$(89,052)	$(48,452)

See notes to unaudited consolidated financial statements

ACCURIDE CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (DOLLARS IN THOUSANDS) (UNAUDITED)

	Nine Months Ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$16,534	$(9,324)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	19,936	21,065
Amortization-deferred financing costs	1,346	1,624
Amortization-deferred financing costs related to refinancing	—	2,248
Losses (gains) on asset dispositions	43	(3)
Deferred income taxes	9,488	(1,968)
Equity in earnings of affiliate	(441)	(461)
Changes in certain assets and liabilities:
Receivables	(26,305)	(12,837)
Inventories and supplies	(8,282)	(10,455)
Prepaid expenses and other assets	(5,200)	2,970
Accounts payable	10,885	3,099
Accrued and other liabilities	(1,968)	(4,483)
Net cash provided by (used in) operating activities	16,036	(8,525)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(15,903)	(11,797)
Capitalized interest	(677)	(242)
Cash distribution from affiliate	—	1,000
Net cash used in investing activities	(16,580)	(11,039)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in revolving credit advance	—	(35,000)
Proceeds from issuance of long-term debt	—	180,000
Payments on long-term debt	(1,900)	(128,785)
Deferred financing fees	(34)	(2,069)
Proceeds from issuance of shares	—	5
Proceeds from stock subscriptions receivable	15	106
Net cash provided by (used in) financing activities	(1,919)	14,257

Decrease in cash and cash equivalents	(2,463)	(5,307)
Cash and cash equivalents, beginning of period	42,692	41,266
Cash and cash equivalents, end of period	$40,229	$35,959

See notes to unaudited consolidated financial statements

ACCURIDE CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

AS OF SEPTEMBER 30, 2004 AND DECEMBER 31, 2003 AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

Note 1 — Basis of Presentation — The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, except that the unaudited consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  However, in the opinion of Accuride Corporation (“Accuride” or the “Company”), all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the consolidated financial statements have been included.

The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004.  The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto disclosed in Accuride’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

Note 2 — Accounting Changes and Pronouncements

FAS 106-2—In December 2003, the President of the United States signed the Medicare Prescription Drug, Improvement and Modernization Act into law.  The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.  FASB Statement No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, requires presently enacted changes in relevant laws to be considered in current period measurements of postretirement benefit costs and the accumulated postretirement benefit obligation.  In May 2004, the FASB issued Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” which provides authoritative guidance on accounting for the effects of the new Medicare prescription drug legislation.  This FSP was effective for the first interim period beginning after June 15, 2004.  This law and pronouncement did not have a material impact on the Company’s financial position or results of operations.

FIN 46R—In December 2003, the FASB issued a revision to Interpretation 46 (FIN 46R) to clarify some of the provisions of FASB Interpretation No. 46, Consolidation of Variable Interest Entities. The term “variable interest” is defined in FIN 46 as “contractual, ownership or other pecuniary interest in an entity that change with changes in the entity’s net asset value.”  Variable interests are investments or other interests that will absorb a portion of an entity’s expected losses if they occur or receive portions of the entity’s expected residual returns if they occur.  The application of FIN 46R did not have an impact on the Company’s financial position or results of operations.

SFAS No. 132 (Revised 2003)—In December 2003, the FASB issued SFAS No. 132 (Revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits-an amendment of FASB Statements No. 87, 88, and 106. This Statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. SFAS 132 (Revised  2003) was effective for financial statements with fiscal years ending after December 15, 2003. The Company adopted this statement as of December 31, 2003 and revised its annual and interim disclosures for the periods ended December 31, 2003 and September 30, 2004, accordingly.

Note 3 — Stock Based Compensation

The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for our 1998 Stock Purchase and Option Plan; accordingly, since the grant price of the stock options was at least 100% of the fair value at the date of the grant, no compensation expense has been recognized by the Company in connection with the option grants.  Had compensation cost for this plan been determined based on the fair value at the grant dates for awards under the plan consistent with the fair value method of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, the effect on the Company’s net income (loss) would have been as follows:

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2004	2003	2004	2003
Net income (loss) as reported	$6,989	$(2,793)	$16,534	$(9,324)

Add: Total stock-based employee compensation expense determined under the intrinsic value based method, net of related tax effects

Deduct: Total stock-based employee compensation expense determined under the fair value based method, net of related tax effects	(21)	(18)	(64)	(57)

Pro forma net income (loss)	$6,968	$(2,811)	$16,470	$(9,381)

Note 4 — Inventories — Inventories were as follows:

	September 30, 2004	December 31, 2003
Raw Materials	$7,414	$4,119
Work in Process	10,651	13,354
Finished Manufactured Goods	19,363	14,520
LIFO Adjustment	2,414	1,442

Inventories, net	$39,842	$33,435

Note 5 — Accounting for Derivatives and Hedging Activities — The Company uses derivative financial instruments as part of its overall risk management strategy as further described under Item 7A of the 2003 Annual Report on Form 10-K.  The derivative instruments used by the Company from time to time include interest rate, foreign exchange, and commodity price instruments.  All derivative instruments designated as hedges are recognized on the balance sheet at their estimated fair value.

Foreign Exchange Instruments — The Company entered into Canadian dollar forward contracts during the second quarter of 2004 to limit foreign exchange risk on anticipated but not yet committed transactions expected to be denominated in Canadian dollars and is following the guidance under Derivative Implementation Group (“DIG”) item G20 to account for these contracts.  As these contracts have been designated as cash flow hedges, unrealized gains or losses will be deferred in Other Comprehensive Income (See Note 6) with only realized gains or losses reflected in current period earnings as Cost of Goods Sold.  Included in Cost of Goods Sold for the three and nine month periods ended September 30,

2004 are realized gains of $1,180 and $1,524, respectively.  To the extent that any of these contracts are not completely effective in offsetting the change in the value of the anticipated transactions being hedged, any changes in fair value relating to the ineffective portion of these contracts will be immediately recognized in Cost of Goods Sold.  At September 30, 2004, Accuride had open foreign exchange forward contracts of $19.0 million.

During the first half of 2004, the Company also used foreign currency collar option contracts to limit foreign exchange risk on anticipated but not yet committed transactions expected to be denominated in Canadian dollars.  These contracts were designated as cash flow hedges and the Company used the intrinsic value method to account for them. Any unrealized change in the intrinsic value of these options was recorded in Other Comprehensive Income and the realized gains or losses were reflected in current period earnings as Cost of Goods Sold.  Included in Cost of Goods Sold for the three and nine month periods ended September 30, 2004 is $0 and $12, respectively, representing realized losses related to intrinsic value.  Both the realized and unrealized gains and losses related to the time value of the options were recorded in Other Income (Expense).  Included in Other Income (Expense) for the three and nine month periods ended September 30, 2004 is $0 and $1,400, respectively, representing realized losses related to the time value of terminated option contracts.  There were no outstanding Canadian dollar collar option contracts as of September 30, 2004.

Note 6 — Supplemental Cash Flow Disclosure — During the nine months ended September 30, 2004 and 2003, Accuride paid $32,266 and $33,827 for interest, respectively.  During these same time periods, Accuride paid $3,751 and received net refunds of $7,408 for income taxes, respectively.

Note 7 — Comprehensive income is summarized as follows:

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2004	2003	2004	2003
Net income (loss)	$6,989	$(2,793)	$16,534	$(9,324)
Other comprehensive income (loss):
Change in fair market value of cash flow hedges (net of tax)	143	(830)	1,071	408
Minimum pension liability adjustment (net of tax)	(468)		(230)

Total comprehensive income (loss)	$6,664	$(3,623)	$17,375	$(8,916)

Included in other comprehensive income (loss) for the three and nine months ended September 30, 2004, respectively, is $143 and $1,071 (net of tax) of unrealized gains on derivatives that have been designated as cash flow hedges in accordance with SFAS 133, as further described in Note 3.  The $1,071 of unrealized gains remaining in other comprehensive income (loss) related to derivative instruments will be reclassified into earnings as realized during the next three months.  Also included in other comprehensive income (loss) for the three and nine months ended September 30, 2004, respectively, is $(468) and $(230) (net of tax) of minimum pension liability adjustments related to fluctuations of the Canadian dollar and translation of our Canadian pension plans.

Note 8 — Pension and Other Postretirement Benefit Plans

Components of Net Periodic Benefit Cost for the three and nine months ended September 30:

	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	Three Months Ended September 30,				Nine Months Ended September 30,
	2004	2003	2004	2003	2004	2003	2004	2003
Service cost-benefits earned during the year	$670	$577	$222	$194	$2,010	$1,732	$665	$581
Interest cost on projected benefit obligation	1,048	963	362	354	3,144	2,888	1,086	1,063
Expected return on plan assets	(1,417)	(1,247)	0	0	(4,250)	(3,742)	0	0
Prior service cost and other amortization (net)	404	343	(11)	(6)	1,212	1,030	(34)	(17)
Net periodic benefit cost	$705	$636	$573	$542	$2,116	$1,907	$1,717	$1,627

Employer Contributions- For the nine months ended September 30, 2004, $4,043 has been contributed to company sponsored pension plans.  The Company presently anticipates contributing an additional $1,248 to fund its pension plans in 2004 for a total of $5,291.

Note 9 — Contingencies

The Company is from time to time involved in various legal proceedings of a character normally incident to its business. Management does not believe that the outcome of these proceedings will have a material adverse effect on the consolidated financial condition or results of operations of the Company.

The Company’s operations are subject to federal, state and local environmental laws, rules and regulations. Pursuant to the Recapitalization of the Company on January 21, 1998, the Company was indemnified by Phelps Dodge Corporation with respect to certain environmental liabilities at its Henderson and London facilities, subject to certain limitations. Pursuant to the AKW acquisition agreement on April 1, 1999, in which Accuride purchased Kaiser Aluminum and Chemical Corporation’s (“Kaiser”) 50% interest in AKW, the Company has been indemnified by Kaiser with respect to certain environmental liabilities relating to the facilities leased by AKW (the “Erie Lease”). On February 12, 2002, Kaiser filed a voluntary petition in the United States Bankruptcy Court for the District of Delaware for reorganization under Chapter 11 of the United States Bankruptcy Code, which could limit our ability to pursue indemnification claims, if necessary, from Kaiser.  Management does not believe that the outcome of any environmental proceedings will have a material adverse effect on the consolidated financial condition or results of operations of the Company.

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

Overview

The commercial vehicle market continued to gain strength into the third quarter of 2004.  Freight growth, improved fleet profitability, equipment age, equipment utilization, and economic strength continue to drive order rates for new vehicles.  Current industry forecasts by analysts, including America’s Commercial Transportation (“ACT”) Publications, predict that the North American truck industry will continue to gain momentum in 2004 and 2005.

Our quarterly sales for the three months ended September 30, 2004 increased by 41.3% compared to prior year sales during the comparable period.  This is primarily driven by an increase in Class 5-8 builds of 35.3% from the year ago level.  Net orders for Class 5-8 for the third quarter of 2004 were 42.9% higher than last year and outpaced builds for the current quarter.

Our operating challenges continue to be our ability to meet higher levels of production and combat sharp rises in raw material costs.  Our plan is to mitigate these raw material cost increases through increases in selling prices.

Results of Operations

Three Months Ended September 30, 2004 Compared to the Three Months Ended September 30, 2003.

The following table sets forth certain income statement information of Accuride for the three months ended September 30, 2004 and September 30, 2003:

	September 30, 2004		September 30, 2003
	(dollars in thousands)
Net sales	$123,463	100.0%	$87,439	100.0%
Gross profit	26,181	21.2%	13,148	15.0%
Operating expenses	5,758	4.7%	5,499	6.3%
Income from operations	20,423	16.5%	7,649	8.7%
Equity in earnings of affiliate	148	0.1%	81	0.1%
Other income (expense), net	(8,564)	(6.9)%	(10,291)	(11.8)%
Net income (loss)	6,989	5.7%	(2,793)	(3.2)%

Net Sales.  Net sales for the three months ended September 30, 2004 were $123.5 million, an increase of 41.3% compared to net sales of $87.4 million for the three months ended September 30, 2003.  Approximately $31 million of the increase in net sales is a result of the continuing cyclical recovery in the commercial vehicle industry resulting in increases in the sales volume of both steel and aluminum wheels.  We believe the increase in the sales volume of aluminum wheels is due to increased industry demand and also higher usage of aluminum versus steel wheels.  The remainder of the increase in net sales is a result of price increases that were necessitated by the rising costs of raw materials.

Gross Profit.  Gross profit increased $13.1 million, or 100%, to $26.2 million for the three months ended September 30, 2004 from $13.1 million for the three months ended September 30, 2003.  The increase is primarily attributable to the increase in sales volume and improved operating leverage, an impact of approximately $12 million.  Raw material cost increases were mitigated by increases in selling prices.  Gross profit for the third quarter of 2004 as a percent of sales was 21.2%, compared to 15.0% in 2003.

Operating Expenses.  Operating expenses remained relatively flat, increasing $0.3 million or 5.5%, to $5.8 million for the three months ended September 30, 2004 from $5.5 million for the three months ended September 30, 2003.  As a percent of sales, operating expenses for the third quarter of 2004 have decreased to 4.7% compared to 6.3% for the third quarter of 2003.

Other Income (Expense).  Other expense decreased $1.7 million to $8.6 million for the three-month period ended September 30, 2004 from $10.3 million for the three months ended September 30, 2003 due to lower interest expense during the third quarter of 2004 in the amount of $1.0 million and favorable translation of the Canadian dollar in the amount of $0.7 million.

Net Income (Loss).  We had net income of $7.0 million for the three months ended September 30, 2004 compared to net loss of $2.8 million for the three months ended September 30, 2003 due to higher pre-tax earnings in 2004, as described above.

Nine Months Ended September 30, 2004 Compared to the Nine Months Ended September 30, 2003.

The following table sets forth certain income statement information of Accuride for the nine months ended September 30, 2004 and September 30, 2003:

	September 30, 2004		September 30, 2003
	(dollars in thousands)
Net sales	$355,495	100.0%	$269,894	100.0%
Gross profit	73,288	20.6%	47,286	17.5%
Operating expenses	18,547	5.2%	17,693	6.6%
Income from operations	54,741	15.4%	29,593	11.0%
Equity in earnings of affiliate	441	0.1%	460	0.2%
Other income (expense), net	(28,322)	(8.0)%	(40,305)	(14.9)%
Net income (loss)	16,534	4.7%	(9,324)	(3.5)%

Net Sales.  Net sales for the nine months ended September 30, 2004 were $355.5 million, an increase of 31.7% compared to net sales of $269.9 million for the nine months ended September 30, 2003.  Approximately $72 million of the increase in net sales is a result of the continuing cyclical recovery in the commercial vehicle industry resulting in increases in the sales volume of both steel and aluminum wheels.  We believe the increase in the sales volume of aluminum wheels is due to increased industry demand and also higher usage of aluminum versus steel wheels.  The remainder of the increase in net sales is primarily a result of price increases that were necessitated by the rising costs of raw materials.

Gross Profit.  Gross profit increased $26.0 million, or 55.0%, to $73.3 million for the nine months ended September 30, 2004 from $47.3 million for the nine months ended September 30, 2003.  The increase is primarily attributable to the increase in sales volume and improved operating leverage, an impact of approximately $28 million.  This increase was partially offset by the negative effects of the strengthening Canadian dollar and the portion of higher steel and aluminum costs which were only partially offset by price increases.  Gross profit for the nine months ended September 30, 2004 as a percent of sales was 20.6%, compared to 17.5% in 2003.

Operating Expenses.  Operating expenses increased $0.8 million, or 4.5% to $18.5 million for the nine months ended September 30, 2004 from $17.7 million for the nine months ended September 30, 2003 primarily due to an increase in research and development expense.  As a percent of sales, operating expenses for the nine months ended September 30, 2004 have decreased to 5.2% compared to 6.6% for the comparable period in 2003.

Other Income (Expense).  Other expense decreased $12.0 million to $28.3 million for the nine months ended September 30, 2004 from $40.3 million for the nine months ended September 30, 2003.  Included in the 2003 expense is $11.3 million associated with the refinancing of our term debt.

Net Income (Loss).  We had net income of $16.5 million for the nine months ended September 30, 2004 compared to net loss of $9.3 million for the nine months ended September 30, 2003.  Included in the 2003 net loss of $9.3 million is $11.3 million of expense associated with the refinancing of our term debt.  For the nine months ended September 30, 2004, we had income tax expense of $10.3 million compared to an income tax benefit of $0.9 million for the nine months ended September 30, 2003.  Our income tax benefit of 9% of pre-tax loss in 2003 is lower than the statutory rate of 35% primarily as a result of taxes in foreign jurisdictions.

Changes in Financial Condition

Total assets increased from $528.3 million at December 31, 2003 to $552.8 million at September 30, 2004 for a $24.5 million, or 4.6%, increase in total assets during the nine months ended September 30, 2004 primarily resulting from an increase in working capital.

Working capital, defined as current assets less current liabilities, increased $28.2 million from December 31, 2003 to September 30, 2004.

Significant changes in working capital from December 31, 2003 were as follows:

•                                          An increase in net customer receivables of $27.2 million.  The majority of this increase relates to stronger sales volumes in 2004.

•                                          An increase in net inventories of $6.4 million.  Inventory has increased primarily as a result of our effort to secure raw materials in advance of rising surcharges.

•                                          An increase in prepaid expenses and other current assets of $4.2 million.  The majority of this increase relates to an increase in the fair market value of our foreign exchange cash flow hedges in the amount of $1.7 million and a $2.0 million increase in our income tax receivable.

•                                          An increase in accounts payable of $10.9 million.  The majority of this increase relates to higher production volumes in 2004.  The increase is partially offset by lower capital spending at the end of the third quarter of 2004 than at the end of fiscal 2003.

•                                          A decrease in accrued interest payable of $5.3 million due to the timing of bond interest payments.

A decrease in our non-current deferred income tax asset of $8.3 million, or 31.7%, from $26.2 million on December 31, 2003, to $17.9 million on September 30, 2004, is primarily related to the utilization of net operating loss carryforwards.

Property plant and equipment decreased $3.8 million, or 1.8%, from $206.7 million on December 31, 2003, to $202.9 million on September 30, 2004 primarily due to capital spending of approximately $16.6 million during the first nine months of 2004, offset by depreciation expense of $19.9 million.

Long-term debt decreased $1.8 million from $488.6 million on December 31, 2003 to $486.8 million on September 30, 2004 primarily due to a $1.0 million payment on the Term C loan and a $0.9 million payment on the New Term B loan during the first half of 2004 (See “Financing Activities, Bank Borrowings” in “Capital Resources and Liquidity,” below).  Offsetting the $1.9 million reduction in debt is bond discount amortization of $0.1 million.

Capital Resources and Liquidity

Our primary sources of liquidity during the nine months ended September 30, 2004 were cash provided by operating activities and cash reserves.  In addition, we have a $66 million New Revolver, as defined and discussed below, of which $41 million is currently available.  Primary uses of cash were working capital needs, capital expenditures and debt service.

Cash Flow Provided by Operating Activities

Net cash provided by operating activities during the first nine months of 2004 amounted to $16.0 million compared to a net use of cash of $8.5 million for the comparable period in 2003, an increase of $24.5 million.  Net income of $16.5 million for the first nine months of 2004 compared to a net loss of $9.3 million for the comparable period of 2003 contributed to this increased cash flow.  Included in the 2003 use of cash from operations is $9.0 million of cash fees associated with the refinancing of our term debt.

Investing Activities

Net cash used in investing activities totaled $16.6 million for the nine months ended September 30, 2004 compared to a use of $11.0 million for the nine months ended September 30, 2003, an increase of $5.6 million.

Our most significant cash outlays for investing activities are the purchases of property, plant and equipment.  Our capital expenditures in 2003 were $20.7 million.  We expect our capital expenditures to be approximately $28 million in 2004 of which $16.6 million has been spent to date.  Included in our anticipated 2004 capital expenditures is approximately $4 million to install manufacturing capacity for the production of light, full-face design wheels at our facility in London, Ontario, and approximately $8 million to install additional machining capacity for aluminum wheels at our facility in Cuyahoga Falls, Ohio.  We anticipate that these expenditures will be funded by cash generated from operations and existing cash reserves.

During the nine months ended September 30, 2003, we received a $1.0 million cash distribution from AOT, Inc., our joint venture with Goodyear Tire and Rubber Company.

Financing Activities

Net cash used in financing activities totaled $1.9 million for the nine months ended September 30, 2004 compared to net cash provided by financing activities of $14.3 million for the comparable period in 2003.

During the first nine months of 2004, we made a $1.0 million payment on the Term C loan and $0.9 million payment on the New Term B loan.

Bank Borrowing.   Effective June 13, 2003 we entered into a third amended and restated credit agreement to refinance a portion of the debt outstanding under the July 27, 2001 second amended and restated credit agreement (the “Refinancing”).  The Refinancing, as amended on December 10, 2003, provides for (i) a new term credit facility in an aggregate principal amount of $180 million that matures on June 13, 2007 (“New Term B”), and a revolving credit facility (“New Revolver”) in an aggregate principal amount of $66 million (comprised of a $36 million U.S. revolving credit facility and a $30 million Canadian revolving credit facility) which matures on June 13, 2006 (the New Term B and New Revolver are collectively referred to hereinafter as the “New Senior Facilities”).  The “Term C” facility under the second amended and restated credit agreement remains outstanding under the Refinancing.  As of September 30, 2004, $25 million was outstanding under the New Revolver, $179.1 million was outstanding under The New Term B facility and $95 million was outstanding under the Term C facility.  The New Term B facility requires a $0.9 million repayment on June 13, 2005, and June 13, 2006, and $177.3 million on June 13, 2007.  The Term C facility requires a $1.0 million repayment on January 21, 2005, and $47.0 million repayment on January 21, 2006 and January 21, 2007.  Interest on the term loans and the New Revolver is based on LIBOR plus an applicable margin.  The loans are secured by, among other things, a first priority lien on our properties and assets securing the New Revolver and Term C, a second priority lien on substantially all of our US and Canadian properties and assets to secure the New Term B, and a pledge of 65% of the stock of our Mexican subsidiary.  A negative pledge restricts the imposition of other liens or encumbrances on any of the assets, subject to certain exceptions.

Restrictive Debt Covenants.  Our credit documents contain numerous financial and operating covenants that limit the discretion of management with respect to certain business matters. These covenants place significant restrictions on, among other things, the ability to incur additional debt, to pay dividends, to create liens, to make certain payments and investments and to sell or otherwise dispose of assets and merge or consolidate with other entities. We are also required to meet certain financial ratios and tests including a leverage ratio, an interest coverage ratio, and a fixed charge coverage ratio. A failure to comply with the obligations contained in the credit documents could result in an event of default, and possibly the acceleration of the related debt and the acceleration of debt under other instruments evidencing indebtedness that may contain cross-acceleration or cross-default provisions. As of September 30, 2004, and currently, we are in compliance with our financial covenants and ratios.

Senior Subordinated Notes.   In January 1998 we issued $200 million of senior subordinated notes (the “Notes”) pursuant to an indenture (the “Indenture”).  The Indenture is limited in aggregate principal amount to $300 million, of which $200 million were issued as private notes and subsequently exchanged for exchange notes, which exchange has been registered under the Securities Act of 1933, as amended. The Indenture provides certain restrictions on the payment of dividends by Accuride.  The Indenture is subject to and governed by the Trust Indenture Act of 1939, as amended.  The Notes are general unsecured obligations of Accuride and are subordinated in right of payment to all existing and future Senior Indebtedness (as defined in the Indenture).  The Notes mature on February 1, 2008.  Interest on the Notes accrues at the rate of 9.25% per annum and is due and payable semi-annually in arrears on February 1 and August 1, to holders of record of the Notes on the immediately preceding January 15 and July 15.  As of September 30, 2004 the aggregate principal amount of Notes outstanding was $189.9 million.

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

Accounting Changes.  During the quarter ended September 30, 2004, we had no accounting policy changes which had a material effect on our financial results.  See Note 2 to the Consolidated Financial Statements for a discussion of accounting changes.

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

We have not made changes in any critical accounting policies during the third quarter of 2004.  Any changes in critical accounting policies and estimates are discussed with the Audit Committee of the Board of Directors of the Company during the quarter in which a change is made.

Factors Affecting Future Results

In this report, we have made various statements regarding current expectations or forecasts of future events, which speak only as of the date the statements are made.  These statements are “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements are also made from time-to-time in press releases and in oral statements made by the officers of Accuride.  Forward-looking statements are identified by the words “estimate,” “project,” “anticipate,” “will continue,” “will likely result,” “expect,” “intend,” “believe,” “plan,” “predict” and similar expressions.  Forward looking statements also include, but are not limited to, statements regarding commercial vehicle market recovery, projections of revenue, income, loss, or working capital, capital expenditure levels, ability to mitigate rising raw material costs through increases in selling prices, plans for future operations, financing needs, the ultimate outcome and impact of any litigation against Accuride, the sufficiency of our capital resources and plans and assumptions relating to the foregoing.

Such forward-looking statements are based on assumptions and estimates, which although believed to be reasonable, may turn out to be incorrect.  Therefore, undue reliance should not be placed upon these estimates and statements.  We cannot assure that any of these statements, estimates, or beliefs will be realized and actual results may differ from those contemplated in these “forward-looking statements.”  We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise.  You are advised to consult further disclosures we may make on related subjects in our filings with the SEC.  In addition to other factors discussed in this report, some of the important factors that could cause actual results to differ materially from those discussed in the forward-looking statements include the following:

•                                          we use a substantial amount of raw steel and aluminum and are vulnerable to industry shortages, significant price increases, and surcharges, some of which we may not be able to pass through to our customers;

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

Foreign Currency Risk

Certain forecasted transactions, assets, and liabilities are exposed to foreign currency risk.  We monitor our foreign currency exposures to maximize the overall effectiveness of our foreign currency derivatives. The principal currency of exposure is the Canadian dollar. Forward foreign exchange contracts, designated as hedging instruments under SFAS 133, are used to offset the impact of the variability in exchange rates on our operations, cash flows, assets and liabilities. At September 30, 2004, we had open foreign exchange forward contracts of $19.0 million.  These foreign exchange forward contracts will mature during the next three months. Management believes the use of foreign currency financial instruments reduces the risks that arise from doing business in international markets.

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

A 10% adverse change in currency exchange rates for the foreign currency collar options held at September 30, 2004, would have a negative impact of approximately $1.9 million on the fair value of such instruments.  This quantification of exposure to the market risk associated with foreign exchange financial instruments does not take into account the offsetting impact of changes in the fair value of our foreign denominated assets, liabilities and firm commitments.

Raw Material/Commodity Price Risk

We rely upon the supply of certain raw materials and commodities in our production processes and have entered into long-term supply contracts for our steel and aluminum requirements.  The exposures associated with these commitments are primarily managed through the terms of the sales, supply, and procurement contracts.  From time to time, we use commodity price swaps and futures contracts to manage the variability in certain commodity prices. Commodity price swap and futures contracts are used to offset the impact of the variability in certain commodity prices on our operations and cash flows.  At September 30, 2004, we had no open commodity price swaps and futures contracts.

Interest Rate Risk

We use long-term debt as a primary source of capital in our business.  The following table presents the principal cash repayments and related weighted average interest rates by maturity date for our long-term fixed-rate debt and other types of long-term debt at September 30, 2004:

(Dollars in Thousands)	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
Long-term Debt:
Fixed					$189,900		$189,900	$193,698
Avg. Rate					9.25%		9.25%
Variable		$1,900	$72,900	$224,300			$299,100	$306,217
Avg. Rate		5.77%	5.13%	6.32%			6.03%

We are exposed to the variability of interest rates on our variable rate debt.  However, of the total variable rate debt of $299.1 million outstanding as of September 30, 2004, an amount of $179.1 million representing the New Term B loan and an amount of $25.0 million representing the amount outstanding under the New Revolver are fixed at interest rates of 6.7% and 5.4%, respectively, through December 2004.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2004, there was no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.  Legal Proceedings

Neither Accuride nor any of its subsidiaries is a party to any legal proceeding, which, in the opinion of management, would have a material adverse effect on the business or financial condition of Accuride.  However, Accuride from time-to-time is involved in ordinary routine litigation incidental to its business.

Item 2.  Unregistered Sale of Securities and Use of Proceeds

During the fiscal quarter ended September 30, 2004, Accuride issued no common stock or options and did not purchase any of its equity securities.

Item 6.  Exhibits

(a)	Exhibit No.	Description

	31.1	Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 and Rule 13a-14 of the Exchange Act of Terrence J. Keating.
	31.2	Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 and Rule 13a-14 of the Exchange Act of John R. Murphy.
	32.1	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCURIDE CORPORATION

/s/ Terrence J. Keating	Dated:	November 11, 2004
Terrence J. Keating President and Chief Executive Officer

/s/ John R. Murphy	Dated:	November 11, 2004
John R. Murphy Executive Vice President — Finance and Chief Financial Officer Principal Accounting Officer