Form 10-K
period 2004-12-31
ACCURIDE CORP
filed 2005-03-31
CIK 817979

Use these links to rapidly review the document
ACCURIDE CORPORATION FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2004
ACCURIDE CORPORATION INDEX TO FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2004
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to

Commission File Number 333-50239

ACCURIDE CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	61-1109077 (I.R.S. Employer Identification No.)
7140 Office Circle, Evansville, Indiana (Address of Principal Executive Offices)	47715 (Zip Code)
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

        The number of shares of Common Stock, $.01 par value, of Accuride Corporation outstanding as of March 4, 2005 was 38,279.

DOCUMENTS INCORPORATED BY REFERENCE

None

ACCURIDE CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2004

PART I

Item 1. Business

Corporate History

        Accuride and Accuride Canada Inc., a corporation formed under the laws of the province of Ontario, Canada and a wholly owned subsidiary of Accuride, were incorporated in November 1986 for the purpose of acquiring substantially all of the assets and assuming certain of the liabilities of Firestone Steel Products, a division of The Firestone Tire & Rubber Company. The respective acquisitions by the companies were consummated in December 1986. In 1988, we were purchased by Phelps Dodge Corporation.

        On November 17, 1997, we entered into a stock subscription agreement with Hubcap Acquisition L.L.C. pursuant to which Hubcap Acquisition, an affiliate of KKR, acquired control of us. The acquisition consisted of an equity investment in us together with approximately $363.7 million of aggregate proceeds from certain financings, which were collectively used to redeem shares of our common stock owned by Phelps Dodge. The financing transactions included the issuance of public notes, which were registered under the Securities Act pursuant to a registration statement on Form S-4. Immediately after the closing of such transactions, Hubcap Acquisition owned 90% of our common stock and Phelps Dodge owned 10% of our common stock. Shortly thereafter, we sold additional shares of common stock and granted options to purchase common stock to certain senior management employees, representing, in the aggregate, approximately 10% of our fully diluted equity. Phelps Dodge subsequently sold its remaining interest in us to RSTW Partners III, L.P. in September 1998.

        On January 31, 2005, we completed our acquisition of Transportation Technologies Industries, Inc., or TTI. TTI was founded as Johnstown America Industries, Inc. in 1991 in connection with the purchase of Bethlehem Steel Corporation's freight car manufacturing operations. After an initial public offering in July 1993, TTI continued to grow and transform its business through a series of acquisitions in the truck components industry completed between 1995 and 1999, which, together with continuing improvement in market conditions in the truck component industry, represented substantially all of its sales growth during such period. Following the sale of TTI's freight car operations in June 1999, it changed its name to Transportation Technologies Industries, Inc. In March 2000, TTI was acquired in a going-private transaction by an investor group led by its management and Trimaran.

The TTI Merger and Related Transactions

        On January 31, 2005, pursuant to the terms of an agreement and plan of merger, a wholly owned subsidiary of Accuride was merged with and into TTI, resulting in TTI becoming a wholly owned subsidiary of Accuride, which we refer to as the TTI merger. Upon consummation of the TTI merger, the stockholders of Accuride prior to consummation of the TTI merger owned 66.88% of the common stock of the combined company and the former stockholders of TTI owned 33.12% of the common stock of the combined company, with up to a maximum of 1,933.17 additional shares of the common stock of the combined company issuable to the former stockholders of TTI upon the completion of our stock offering, such amount to be determined by the initial public offering price, together with TTI's achievement of certain performance goals during the first quarter of 2005.

        Accuride plans to rationalize costs by eliminating redundant corporate overhead expenses, and consolidate purchasing, research and development, information technology and sales and distribution functions.

        In connection with the TTI merger:

  •
  we sold $275 million in aggregate principal amount of our 8 1/2% senior subordinated notes due 2015, which we refer to as our new senior subordinated notes in a private placement transaction;

  •
  we entered into senior secured credit facilities, consisting of a $550.0 million term loan credit facility and a revolving credit facility in an aggregate principal amount of $125.0 million, which is comprised of a new $95.0 million U.S. revolving credit facility and the continuation of a

    $30.0 million Canadian revolving credit facility ($25.0 million of the Canadian revolving credit facility was funded as of January 31, 2005);

  •
  we discharged all of Accuride's outstanding 9 1/4% senior subordinated notes due 2008, including accrued interest and a redemption premium;

  •
  we discharged all of TTI's outstanding 12 1/2% senior subordinated notes due 2010, including accrued interest and a redemption premium;

  •
  we repaid substantially all existing senior secured indebtedness of Accuride and TTI, including accrued interest and redemption premiums;

  •
  we paid approximately $39.2 million of transaction fees and expenses; and

  •
  in connection with the completion of its audit of, and the issuance of an unqualified report on, TTI's financial statements for the year ended December 31, 2004, our independent registered public accounting firm, Deloitte & Touche LLP, identified deficiencies involving internal controls of TTI that it considers to be reportable conditions that constitute material weaknesses pursuant to standards established by the American Institute of Certified Public Accountants. For a further description of the nature of the material weaknesses and the Company's remediation efforts, see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results—TTI's independent auditors have indicated to us that in connection with their audit of TTI's financial statements they believe there were material weaknesses in TTI's internal controls for the year ended December 31, 2004."

        We refer to the TTI merger, the sale of our new senior subordinated notes and the borrowings under our new senior credit facilities collectively as the Transactions. The Company has filed a registration statement under the Securities Act of 1933 for an initial public offering of common stock. At the effective date of the stock offering, the Company will effect a 591-for-one stock split and increase the authorized common stock to 38,805,000 shares.

The Company

        Upon completion of the merger described above, we have become one of the largest and most diversified manufacturers and suppliers of commercial vehicle components in North America. Our products include commercial vehicle wheels, wheel-end components and assemblies, truck body and chassis parts, seating assemblies and other commercial vehicle components. We market our products under some of the most recognized brand names in the industry, including Accuride, Gunite, Imperial, Bostrom, Fabco and Brillion. We believe that we have number one or number two market positions in steel wheels, forged aluminum wheels, brake drums, disc wheel hubs, spoke wheels, metal grills, metal bumpers, crown assemblies, chrome plating and polishing, seating assemblies and fuel tanks in commercial vehicles. We serve the leading original equipment manufacturers, or OEMs, and their related aftermarket channels in most major segments of the commercial vehicle market, including heavy- and medium-duty trucks, commercial trailers, light trucks, buses, as well as specialty and military vehicles.

        Our primary product lines are standard equipment used by virtually all North American heavy- and medium-duty truck OEMs, creating a significant barrier to entry. We believe that substantially all heavy-duty truck models manufactured in North America contain one or more Accuride components.

        Our diversified customer base includes substantially all of the leading commercial vehicle OEMs, such as Freightliner Corporation, with its Freightliner, Sterling and Western Star brand trucks, PACCAR, Inc., with its Peterbilt and Kenworth brand trucks, International Truck and Engine Corporation, with its International brand trucks, and Volvo Truck Corporation, or Volvo/Mack, with its

Volvo and Mack brand trucks. Our primary commercial trailer customers include leading commercial trailer OEMs, such as Great Dane Limited Partnership and Wabash National, Inc. Major light truck customers include Ford Motor Company and General Motors Corporation. Our product portfolio is supported by strong sales, marketing and design engineering capabilities and is manufactured in 17 strategically located, technologically-advanced facilities across the United States, Mexico and Canada.

Product Overview

        We design, produce and market one of the broadest portfolios of commercial vehicle components in the industry. We classify our products under several categories, which include wheels, wheel-end components and assemblies, truck body and chassis parts, seating assemblies and other commercial vehicle components. The following describes our major product lines and brands.

Wheels

        We are the largest North American manufacturer and supplier of wheels for heavy- and medium-duty trucks and commercial trailers. We offer the broadest product line in the North American heavy- and medium-duty wheel industry and are the only North American manufacturer and supplier of both steel and forged aluminum heavy- and medium-duty wheels. We also produce wheels for buses, commercial light trucks, pick-up trucks, sport utility vehicles and vans. We market our wheels under the Accuride brand. A description of each of our major products is summarized below.

  •
  Heavy- and medium-duty steel wheels. We offer the broadest product line of steel wheels for the heavy- and medium-duty truck and commercial trailer markets. The wheels range in diameter from 17.5" to 24.5" and are designed for load ratings ranging from 2,400 to 13,000 lbs. We also offer a number of coatings and finishes which we believe provide the customer with increased durability and exceptional appearance. We are the standard steel wheel supplier to most North American heavy- and medium-duty truck OEMs and at a number of North American trailer OEMs.

  •
  Heavy- and medium-duty aluminum wheels. We offer a full product line of aluminum wheels for the heavy- and medium-duty truck and commercial trailer markets. The wheels range in diameter from 19.0" to 24.5" and are designed for load ratings ranging from 7,000 to 13,000 lbs. Aluminum wheels are generally lighter in weight, more readily stylized and approximately 3.5 times more expensive than steel wheels.

  •
  Light truck steel wheels. We manufacture light truck single and dual steel wheels that range in diameter from 16" to 20" for customers such as Ford, General Motors and DaimlerChrysler Corporation. We are focused on larger diameter wheels designed for select truck platforms used for carrying heavier loads.

Wheel-End Components and Assemblies

        We are the leading North American supplier of wheel-end components and assemblies to the heavy- and medium-duty truck markets and related aftermarket. We market our wheel-end components and assemblies under the Gunite brand. We produce four basic wheel-end assemblies: (1) disc wheel hub/brake drum, (2) spoke wheel/brake drum, (3) spoke wheel/brake rotor and (4) disc wheel hub/brake rotor. We also manufacture a full line of wheel-end components for the heavy- and medium-duty truck markets, such as brake drums, disc wheel hubs, spoke wheels, rotors and automatic slack adjusters. The majority of these components are critical to the safe operation of vehicles. A description of each of our major wheel-end components is summarized below:

  •
  Brake Drums. We offer a variety of heavy- and medium-duty brake drums for truck, commercial trailer, bus and off-highway applications. A brake drum is a braking device utilized in a "drum brake" which is typically made of iron and has a machined surface on the inside. When the brake is applied, air or brake fluid is forced, under pressure, into a wheel cylinder which, in turn, pushes a brake shoe into contact with the machined surface on the inside of the drum and stops the vehicle. Our brake drums are custom-engineered to exact requirements for a broad range of applications, including logging, mining and more traditional over-the-road vehicles. To ensure product quality, we continually work with brake and lining manufacturers to optimize brake drum and brake system performance. Brake drums are our primary aftermarket product. The aftermarket opportunities in this product line are substantial as brake drums continually wear with use and eventually need to be replaced, although the timing of such replacement depends on the severity of use.

  •
  Disc Wheel Hubs. We manufacture a complete line of traditional ferrous disc wheel hubs for heavy- and medium-duty trucks and commercial trailers. A disc wheel hub is the connecting piece between the brake system and the axle upon which the wheel and tire are mounted. In addition, we offer a line of lightweight cast iron hubs that provide users with improved operating efficiency. Our lightweight hubs utilize advanced metallurgy and unique structural designs to offer both significant weight savings and lower costs due to fewer maintenance requirements. Our product line also includes finely machined hubs for anti-lock braking systems, or ABS, which enhance vehicle safety. These hubs have been mandated for all new trucks with air brakes since March 1997 and all new commercial trailers with air brakes since March 1998.

  •
  Spoke Wheels. Due to their greater strength and reduced downtime, we manufacture a full line of spoke wheels for heavy-and medium-duty trucks and commercial trailers. While disc wheel hubs have begun to displace spoke wheels, they are still popular for severe-duty applications such as off-highway vehicles, refuse vehicles and school buses. Our product line also includes finely machined wheels for ABS systems, similar to our disc wheel hubs.

  •
  Disc Brake Rotors. We develop and manufacture durable, lightweight disc brake rotors for a variety of heavy-duty truck applications. A disc rotor is a braking device that is typically made of iron with highly machined surfaces. Once a disc brake is applied, brake fluid from the master cylinder is forced into a caliper where it presses against a piston, which then squeezes two brake pads against the disc rotor and stops the vehicle. Disc brakes are generally viewed as more efficient, although more expensive, than drum brakes and are often found in the front of a vehicle with drum brakes often located in the rear. We manufacture ventilated disc brake rotors that significantly improved heat dissipation as required for applications on Class 7 and 8 vehicles. We offer one of the most complete lines of heavy-duty and medium-duty disc brake rotors in the industry.

  •
  Automatic Slack Adjusters. Automatic slack adjusters react to, and adjust for, variations in brake shoe-to-drum clearance and maintain the proper amount of space between the shoe and drum. Our automatic slack adjusters automatically adjust the brake shoe-to-brake drum clearance, ensuring that this clearance is always constant at the time of braking. The use of automatic slack adjusters reduces maintenance costs, improves braking performance and minimizes side-to-pull and stopping distance. Automatic slack adjusters were mandated for all new trucks in the United States beginning in 1994 and in Mexico since January 1, 2004.

Truck Body and Chassis Parts

        We are a leading supplier of truck body and chassis parts to heavy- and medium-duty truck manufacturers, including bus manufacturers. We fabricate a broad line of truck body and chassis parts under the Imperial brand name, including bumpers, battery and toolboxes, crown assemblies, bus component and chassis assemblies, fuel tanks, roofs, fenders and crossmembers. We also provide a variety of value-added services, such as chrome plating and polishing and the kitting and assembly of exhaust systems.

        We specialize in the fabrication of components requiring a significant amount of tooling or customization. Due to the intricate nature of these parts, our truck body and chassis parts manufacturing operations are characterized by low-volume production runs. Additionally, because each truck is uniquely customized to end user specifications, we have developed flexible production systems that are capable of accommodating multiple variations for each product design. A description of each of our major truck body and chassis parts is summarized below:

  •
  Bumpers. We manufacture a wide variety of steel and aluminum bumpers, as well as polish and chrome these products with pre-plate and decorative polishing to meet specific OEM requirements.

  •
  Fuel Tanks. We manufacture and assemble aluminum and steel fuel tanks, fuel tank ends and fuel tank straps, as well as polish fuel tanks.

  •
  Bus Components and Chassis Assembly. We manufacture stainless steel chassis frames, body parts and fuel tanks for buses. We have developed a particular competency in the manufacture and assembly of low-floor bus chassis.

  •
  Battery Boxes and Toolboxes. We manufacture, as well as polish, steel and aluminum battery and toolboxes for our heavy-duty truck OEM customers.

  •
  Front-End Crossmembers. We fabricate and assemble front-end crossmembers for heavy-duty trucks. A crossmember is a structural component of a chassis. These products are manufactured from heavy steel and assembled to customer line-set schedules.

  •
  Muffler Assemblies. We fabricate, assemble, chrome-plate and polish muffler assemblies consisting of large diameter exhaust tubing assembled with a muffler manufactured by a third party.

  •
  Crown Assemblies and Components. We manufacture multiple styles of crown assemblies and components. A crown assembly is the highly visible front grill and nameplate of the truck. These products are fabricated from both steel and aluminum and are chrome-plated and polished.

  •
  Other Products. We fabricate a wide variety of assemblies and chrome-plate and polish numerous other components for truck manufacturers, bus manufacturers and OEM suppliers. These products include fenders, exhaust components, sun visors, windshield masts, step assemblies, quarter fender brackets, underbelly brackets, fuel tank supports, hood inner panels, door assemblies, dash panel assemblies, outrigger assemblies and various other components.

Seating Assemblies

        Under the Bostrom brand name, we design, engineer and manufacture air suspension and static seating assemblies for heavy- and medium-duty trucks, the related aftermarket and school and transit buses. All major North American heavy-duty truck manufacturers offer our seats as standard equipment or as an option.

        Seating assemblies are primarily differentiated on comfort, price and quality, with driver comfort being especially important given the substantial amount of time that truck drivers spend on the road. Our seating assemblies typically utilize a "scissor-type" suspension, which we believe offers superior cushioning for the driver.

        We have invested significantly to maintain our position as one of the leaders in the development of innovative seating assemblies. Our new "C-Series" product line began production in the third quarter of 2004. This next-generation seat features many new benefits, including modular assembly, seat pan extension and a wider, more stable suspension. In 1999, we introduced a new "Wide Ride" seat concept in response to customer demand for a wider, more comfortable product, and in 2001 we introduced the "Liberty Series" focused on the aftermarket.

        Our current line of seats is the "T-Series," which offers a number of different styles based on back height, weight, number of armrests, color, ability to adjust height and tilt and suspension system. In addition to the T-Series, we have also developed a mechanical seat under the Viking name, designed for construction equipment and rugged applications, as well as a seat designed for short runs on quick deliveries under the Baja name.

Other Components

        We produce other commercial vehicle components, including steerable drive axles and gearboxes as well as engine and transmission components.

  •
  Military wheels. We recently began producing steel wheels for military applications under the Accuride brand name. In addition, we are developing aluminum wheels for future applications to reduce vehicle weight.

  •
  Steerable Drive Axles and Gear Boxes. We believe we are a leading supplier of steerable drive axles, gearboxes and related parts for heavy- and medium-duty on/off highway trucks and utility vehicles under the Fabco and Sisu brand names. Our axles and gearboxes are utilized by most major North American heavy- and medium-duty truck manufacturers and modification centers. We also supply replacement parts for all of our products to OEMs and, in some cases, directly to end users. Our quick turnaround of parts minimizes the need for our customers to maintain their own parts inventory.

  •
  Transmission and Engine-Related Components. We believe we are a leading manufacturer of transmission and engine-related components to the heavy- and medium-duty truck markets under the Brillion brand name, including flywheels, transmission and engine-related housings and chassis brackets.

  •
  Industrial Components. We produce components for a wide variety of applications to the industrial machinery and construction equipment markets under the Brillion brand name, including flywheels, pump housings, small engine components and other industrial components. Our industrial components are made to specific customer requirements and, as a result, our product designs are typically proprietary to our customers.

  •
  Non-Powered Farm Equipment. We also design, manufacture and market a line of farm equipment and lawn and garden products for the "behind-the-tractor" market, including pulverizers, seeders, mulchers, deep tillers, grass feeders and cultivators under the Brillion brand name.

Customers

        We market our components to more than 1,000 customers, including most of the major North American heavy- and medium-duty truck and commercial trailer OEMs, as well as to the major aftermarket suppliers, including OEM dealer networks, wholesale distributors and aftermarket buying groups. Our largest customers are Freightliner, PACCAR, International and Volvo/ Mack. We have long-term relationships with our larger customers, many of whom have purchased components from us or our predecessors for more than 45 years. We garner repeat business through our reputation for quality and position as a standard supplier for a variety of truck lines. We believe that we will continue to be able to effectively compete for our customers' business due to the high quality of our products, the breadth of our product portfolio and our continued innovation.

Sales and Marketing

        We have an integrated, corporate-wide sales and marketing group. We have dedicated salespeople who reside near the headquarters of each of the four major truck OEMs and who spend substantially all of their professional time coordinating new sales opportunities and developing our relationship with the OEMs. These sales professionals function as a single point of contact with the OEMs, providing "one-stop shopping" for all of our products. Each brand has sales and marketing personnel who, together with sales engineers, have in-depth product knowledge and provide support to the designated OEM salespeople.

        We also have fleet sales coverage focused on our wheel-end and seating assembly markets who seek to develop relationships directly with fleets to create "pull-through" demand for our products. This effort is intended to help convince the truck OEMs to designate our products as standard equipment and to create sales by encouraging fleets to specify our products on the trucks that they purchase, even if our product is not standard equipment.

        In addition, we have an aftermarket sales coverage for our various products, particularly wheels, wheel-ends and seating assemblies. These salespeople promote and sell our products to the aftermarket, including OEM dealers, warehouse distributors and aftermarket buying groups. The size and effectiveness of this sales coverage has increased in recent years and has contributed to our growth in aftermarket sales.

Manufacturing

        We operate 17 manufacturing facilities, which are characterized by advanced manufacturing capabilities and six just-in-time sequencing facilities in North America. Our U.S. manufacturing operations are located in Alabama, California, Illinois, Indiana, Kentucky, Ohio, Pennsylvania, Tennessee, Texas, Virginia, Washington and Wisconsin. In addition, we have manufacturing facilities in Canada and Mexico. These facilities are strategically located to meet our manufacturing needs and the demands of our customers. In particular, in our wheel-end and assembly market, we believe that our highly-integrated manufacturing operations provide us with a competitive advantage, as we are able to combine our high quality castings from our facilities in Brillion, Wisconsin and Rockford, Illinois with our machining, assembly, welding and painting operations in Elkhart, Indiana.

        All of our significant operations are QS-9000 certified, which means that they comply with certain quality assurance standards for truck components suppliers. We believe our manufacturing operations are highly regarded by our customers, and we have received numerous quality awards from our customers including PACCAR's Preferred Supplier award and Freightliner's Masters of Quality award.

Competition

        We operate in highly competitive markets. However, no single manufacturer competes with all of the products manufactured and sold by us in the heavy-duty truck market, and the degree of competition varies among the different products that we sell. In each of our markets, we compete on the basis of price, manufacturing and distribution capabilities, product quality, product design, breadth of product line, delivery and service.

        The competitive landscape for each of our brands is unique. Our primary competitors in the wheel markets include Alcoa Inc., ArvinMeritor, Inc. and Hayes Lemmerz International, Inc. The competition in the wheel-ends and assemblies markets for heavy-duty trucks and commercial trailers is ArvinMeritor, Consolidated Metco Inc., Hayes Lemmerz and Webb Wheel Products Inc. The truck body and chassis parts markets are fragmented and characterized by many small private companies. The seating assemblies market has a very limited number of competitors, with National Seating Company as our main competitor. Our major competitors in the industrial components market include 10 to 12 foundries operating in the Midwest and Southern regions of the United States.

Raw Materials and Suppliers

        We typically purchase steel for our wheel products from a number of different suppliers by negotiating high-volume contracts with terms ranging from one to three years. While we believe that our supply contracts can be renewed on acceptable terms, we cannot assure you that such agreements can be renewed on such terms or at all. However, we do not believe that we are overly dependent on long-term supply contracts for our steel requirements as we have alternative sources available if need requires. Furthermore, it should be understood that the domestic steel industry is subject to major restructuring and is poorly positioned, due to a lack of raw materials, to respond to major volume increases. This may result in occasional industry allocations and surcharges.

        We obtain aluminum for our wheel products through third-party suppliers. We believe that aluminum is readily available from a variety of sources. While aluminum prices have been volatile, we have price agreements with our current supplier to minimize the impact of any price volatility.

        Major raw materials for our wheel-end and industrial component products are steel scrap and pig iron. We do not have any long-term contractual commitments with any steel scrap or pig iron suppliers, but do not anticipate having any difficulty in obtaining steel scrap or pig iron due to the large number of potential suppliers and our position as a major purchaser in the industry. A portion of increases in steel scrap prices for our wheel-ends and industrial components is passed through to most of our customers by way of a fluctuating surcharge, which is calculated and adjusted on a monthly or quarterly basis. Other major raw materials include silicon sand, binders, sand additives and coated sand, which are generally available from multiple sources. Coke and natural gas, the primary energy sources for our melting operations, have historically been generally available from multiple sources, and electricity, another of these energy sources, has historically been generally available.

        The main raw materials for our truck body and chassis parts are sheet and formed steel and aluminum. Price increases for these raw materials are passed through to our largest customers for those parts on a contractual basis. We purchase major fabricating and seating materials, such as fasteners, steel, foam, fabric and tube steel, from multiple sources, and these materials have historically been generally available.

Employees and Labor Unions

        As of January 31, 2005, we had approximately 4,800 employees, of which 995 were salaried employees with the remainder paid hourly. Approximately 2,300 employees, or 48% of the total, are represented by unions. We have collective bargaining agreements with several unions, including (1) the United Auto Workers, (2) the International Brotherhood of Teamsters, (3) the Paper, Allied-Industrial, Chemical & Energy Workers International Union, (4) the International Association of Machinists and Aerospace Workers, (5) the National Automobile, Aerospace, Transportation, and General Workers Union of Canada and (6) El Sindicato Industrial de Trabajadores de Nuevo Leon. In June 2004, employees at our Cuyahoga Falls, Ohio facility elected to be represented by the United Auto Workers. We are currently in negotiations of the initial contract. We do not anticipate that the unionization of the employees at our Cuyahoga Falls, Ohio facility will have an adverse effect on our operating costs.

        Each of our unionized facilities has a separate contract with the union that represents the workers employed at such facility. The union contracts expire at various times over the next few years. With the exception of our union contract with our hourly employees at our Monterrey, Mexico facility, which expires on an annual basis unless otherwise renewed, we do not have a union contract expiring before April 2005, at which time our union contract with the United Auto Workers covering hourly employees at our Rockford, Illinois facility will expire. Negotiations to renew this contract are scheduled to begin on March 30, 2005.

Intellectual Property

        We believe that our trademarks, patents, copyrights and other proprietary rights are important to our business. We have numerous trademarks, patents and copyrights in the United States and in certain foreign countries. We are not aware of any current or pending suits in connection with any of our trademarks, patents or copyrights.

Backlog

        Our production is based on firm customer orders and estimated future demand. Since firm orders generally do not extend beyond 15-45 days and we generally meet all requirements, backlog volume is generally not significant.

Cyclical and Seasonal Industry

        The vehicle components industry is highly cyclical and, in large part, depend on the overall strength of the demand for heavy- and medium-duty trucks. These industries have historically experienced significant fluctuations in demand based on factors such as general economic conditions, gas prices, interest rates, government regulations, and consumer confidence. From mid-2000 through 2003, the industry was in a severe downturn; however, since early-2004, major OEM customers have experienced an upturn in incoming net orders, resulting in stronger industry conditions and bringing a close to the downturn cycle. The short-term forecast is for improved conditions.

        In addition, our operations are typically seasonal as a result of regular customer maintenance and model changeover shutdowns, which typically occur in the third and fourth quarter of each calendar year. This seasonality may result in decreased net sales and profitability during the third and fourth fiscal quarters of each calendar year.

Environmental Matters

        Our operations, facilities and properties are subject to extensive and evolving laws and regulations pertaining to air emissions, wastewater discharges, the handling and disposal of solid and hazardous materials and wastes, the investigation and remediation of contamination, and otherwise relating to health, safety and the protection of the environment and natural resources. As a result, we are involved from time to time in administrative or legal proceedings relating to environmental, health and safety matters, and have in the past and will continue to incur capital costs and other expenditures relating to such matters. In addition to environmental laws that regulate our subsidiaries' ongoing operations, our subsidiaries are also subject to environmental remediation liability. Under the federal Comprehensive Environmental Response, Compensation, and Liability Act, or CERCLA, and analogous state laws, our subsidiaries may be liable as a result of the release or threatened release of hazardous materials into the environment. Our subsidiaries are currently involved in several matters relating to the investigation and/or remediation of locations where they have arranged for the disposal of foundry and other wastes. Such matters include situations in which we have been named or are believed to be Potentially Responsible Parties under CERCLA or state laws in connection with the contamination of these sites. Additionally, environmental remediation may be required to address soil and groundwater contamination identified at certain facilities.

        As of January 31, 2005, we had a environmental reserve of approximately $2.8 million, related primarily to TTI's foundry operations. This reserve is based on current cost estimates and does not reduce estimated expenditures to net present value, but does take into account the benefit of a contractual indemnity given to us by a prior owner of our wheel-end subsidiary. We cannot assure you, however, that the indemnitor will fulfill its obligations, and the failure to do so could result in future costs that may be material. Any cash expenditures required by us or our subsidiaries to comply with applicable environmental laws and/or to pay for any remediation efforts will not be reduced or otherwise affected by the existence of the environmental reserve. Our environmental reserve may not be adequate to cover our future costs related to the sites associated with the environmental reserve, and any additional costs may have a material adverse effect on our business, results of operations or financial condition. The discovery of additional sites, the modification of existing or the promulgation of new laws or regulations, more vigorous enforcement by regulators, the imposition of joint and several liability under CERCLA or analogous state laws, or other unanticipated events could also result in such a material adverse effect.

        As part of an initiative regarding compliance in the foundry industry, the EPA conducted an environmental multimedia inspection at Gunite's Rockford, Illinois plant in September and October 2003. Gunite received an administrative complaint from the EPA in January 2005 regarding alleged violations of certain registration and record maintenance regulations, with a proposed penalty in the amount of approximately $138,600. Gunite is reviewing the complaint and has not yet responded.

        The final Iron and Steel Foundry National Emission Standard for Hazardous Air Pollutants, or NESHAP, was developed pursuant to Section 112(d) of the Clean Air Act and requires all major sources of hazardous air pollutants to install controls representative of maximum achievable control technology. We are evaluating the applicability of the Iron and Steel Foundry NESHAP to our foundry operations. If applicable, compliance with the Iron and Steel Foundry NESHAP may result in future significant capital costs, which we currently expect to be approximately $5 million in total during the period 2005 through 2007.

Item 2. Properties

        The table below sets forth certain information regarding the material owned and leased properties of Accuride and TTI. We believe these properties are suitable and adequate for our business.

Facility Overview

Location	Business function	Brands Manufactured	Owned/ Leased		Size (sq. feet)
Evansville, IN	Corporate Headquarters	Corporate	Leased		37,229
London, Ontario, Canada	Heavy- and Medium-duty Steel Wheels, Light Truck Steel Wheels	Accuride	Owned		536,259
Henderson, KY	Heavy- and Medium-duty Steel Wheels, R&D	Accuride	Owned		364,365
Monterrey, Mexico	Heavy- and Medium-duty Steel Wheels, Light Truck Wheels	Accuride	Owned		262,000
Erie, PA	Forging and Machining—Aluminum Wheels	Accuride	Leased		421,229
Cuyahoga Falls, OH	Machining and Polishing—Aluminum Wheels	Accuride	Leased		131,700
Taylor, MI	Warehouse	Accuride	Leased		75,000
Rockford, IL	Wheel-end Foundry, Warehouse, Administrative Office	Gunite	Owned		619,000
Elkhart, IN	Machining and Assembling—Hub, Drums and Rotors	Gunite	Owned		258,000
Elkhart, IN	Machining and Assembling—Automatic Slack Adjusters	Gunite	Leased		37,000
Bristol, IN	Warehouse	Gunite	Leased		108,000
Brillion, WI	Molding, Finishing, Farm Equipment, Administrative Office	Brillion	Owned		593,200
Portland, TN	Metal Fabricating, Stamping, Assembly, Administrative Office	Imperial	Leased		200,000
Portland, TN	Plating and Polishing	Imperial	Owned		86,000
Decatur, TX	Metal Fabricating, Stamping, Assembly, Machining and Polishing Shop	Imperial	Owned		122,000
Dublin, VA	Tube Bending, Assembly and Line Sequencing	Imperial	Owned/ Leased		116,000
Chehalis, WA	Metal Fabricating, Stamping, Assembly	Imperial	Owned		90,000
Piedmont, AL	Manufacturing, Administrative Office	Bostrom	Owned	(a)	200,000
Livermore, CA	Manufacturing, Warehouse, Administrative Office	Fabco	Leased		56,800

(a)
This property is a leased facility for which we have an option to buy at any time for a nominal price.

Item 3. Legal Proceedings

        As part of an initiative regarding compliance in the foundry industry, the EPA conducted an environmental multimedia inspection at Gunite's Rockford, Illinois plant in September and October 2003. Gunite received an administrative complaint from the EPA in January 2005 regarding alleged violations of certain registration and record maintenance regulations, with a proposed penalty in the amount of approximately $138,600. Gunite is reviewing the complaint and has not yet responded.

        We are involved in a variety of legal proceedings, including workers' compensation claims, OSHA investigations, employment disputes, unfair labor practice charges, customer and supplier disputes and product liability claims arising out of the conduct of our businesses. In our opinion, the ultimate outcome of these legal proceedings will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 4. Submissions of Matters to a Vote of Security Holders

        None.

Part II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

        Our Common Stock is privately held and not listed for trading on any public market. The Company has filed a registration statement under the Securities Act of 1933 for an initial public offering of Common Stock. As of December 31, 2004, there were approximately 46 record holders of our Common Stock.

DIVIDEND POLICY

        We have not declared or paid cash dividends on our Common Stock. We currently intend to retain any future earnings to pay down debt and finance the growth and development of our business and therefore do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay cash dividends will be made by our Board of Directors in light of our earnings, financial position, capital requirements and such other factors as the Board of Directors deems relevant. The payment of dividends is restricted under the terms of the Refinancing and the Indenture. See "Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity."

STOCK OPTION AND PURCHASE PLAN

        Effective January 21, 1998, we adopted the 1998 Stock Purchase and Option Plan for key employees of Accuride Corporation and subsidiaries (the "1998 Plan"). The 1998 Plan permits the issuance of Common Stock and the grant of non-qualified stock options to purchase shares of Common Stock.

        The following table gives information about equity awards under our 1998 Plan as of December 31, 2004:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,410	$2,674.05	34
Equity compensation plans not approved by security holders	—	—	—

RECENT SALES OF UNREGISTERED SECURITIES

        On November 29, 2004, we issued 3.4 shares of our common stock pursuant to the exercise of employee stock options. 3.0 of these shares were issued pursuant to an employee stock option for $5,000 per share, and the remainder was issued pursuant to an employee stock option for $1,750 per share. Exemption from registration under the Securities Act was based on the grounds that the issuance was offered and sold pursuant to a compensatory benefit plan within the meaning of Rule 701 of the Securities Act or did not involve a public offering within the meaning of Section 4(2) of the Securities Act.

        On March 8, 2004, we issued options to purchase an aggregate of 260 shares of our common stock to certain members of management. These options vest pro rata over a four-year period and must be exercised within a ten-year period. The exercise price of such options is $1,750 per share. None of these securities were registered under the Securities Act. Such issuances of options to purchase common stock were made pursuant to the 1998 Stock Purchase and Option Plan for Employees of Accuride Corporation and Subsidiaries. Exemption from registration under the Securities Act was based upon the grounds that the issuance of such securities did not involve a public offering within the meaning of Section 4(2) of the Securities Act.

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

Selected Historical Operations Data (In thousands, except per share data)

	2000	2001	2002	2003	2004
Operating Data:
Net sales	$475,804	$332,071	$345,549	$364,258	$494,008
Gross profit(a)	79,217	33,796	59,317	62,830	103,115
Operating expenses	29,494	31,000	24,014	23,918	25,550
Income from operations(a)	49,723	2,796	35,303	38,912	77,565
Operating income margin(b)	10.5%	0.8%	10.2%	10.7%	15.7%
Interest income (expense), net(c)	(36,230)	(40,199)	(42,017)	(49,877)	(36,845)
Equity in earnings of affiliates(d)	455	250	182	485	646
Other income (expense), net(e)	(6,157)	(9,837)	1,430	825	108
Net income (loss)	2,513	(33,154)	(10,941)	(8,725)	21,776
Other Data:
Net cash provided by (used in):
Operating activities	66,343	1,359	15,307	7,964	58,329
Investing activities	(51,688)	(18,405)	(19,766)	(19,672)	(27,272)
Financing activities	(8,632)	26,238	(1,983)	13,134	(1,906)
EBITDA(f)	74,012	26,625	65,128	70,026	106,757
Unusual items (increasing) decreasing EBITDA(g)	15,333	14,353	3,421	2,061	(427)
Depreciation and amortization(h)	29,991	33,416	28,213	29,804	28,438
Capital expenditures	50,420	17,705	19,316	20,261	26,421
Balance Sheet Data (end of period):
Cash and cash equivalents	$38,516	$47,708	$41,266	$42,692	71,843
Working capital(i)	12,977	7,364	21,712	35,845	37,744
Total assets	515,271	498,223	515,167	528,297	583,843
Total debt	448,886	476,550	474,155	490,475	488,680
Stockholders' equity (deficiency)	(29,200)	(62,354)	(53,249)	(65,842)	(44,572)
Earnings (Loss) Per Share Data:(j)
Basic	$101	$(1,337)	$(441)	$(352)	$878
Diluted	101	(1,337)	(441)	(352)	845
Weighted average common shares outstanding:
Basic	24,796	24,796	24,796	24,797	24,800
Diluted	24,835	24,796	24,796	24,797	25,760

(a)
Gross profit for 2000 reflects $5.0 million of costs related to integration and restructuring charges at our Monterrey, Mexico, facility, and $0.2 million of cost related to restructuring charges related to our other facilities. Gross profit for 2001 reflects $2.7 million of charges related to the closure of the Columbia, Tennessee, facility, $1.6 million of restructuring charges related to our other facilities, and a $2.7 million charge for impaired assets at the Monterrey, Mexico, facility. Gross profit for 2002 reflects $0.9 million of costs related to a reduction in employee workforce, $0.4 million of costs related to non-cash pension curtailment expenses associated with the recently resolved labor dispute in the Henderson, Kentucky, facility, plus $1.1 million of costs related to the consolidation of light wheel production. Gross profit for 2003 reflects $2.2 million for costs associated with the fire damage and resulting business interruption sustained at our facility in Cuyahoga Falls, Ohio in August 2003, $0.4 million for strike contingency costs associated with the renewal of our labor contract at our facility in Erie Pennsylvania, and $0.3 million for pension related costs at our facility in London, Ontario. Gross profit for 2004 reflects $0.5 million for costs associated with the fire damage and resulting business interruption sustained at our facility in Cuyahoga Falls, Ohio in August 2003, $1.2 million for costs associated with roof damage and resulting business interruption sustained at our facility in Cuyahoga Falls, Ohio, offset by $2.0 million of insurance proceeds received in the fourth quarter of 2004 related to the business interruption portion of our 2003 fire claim.

(b)
Represents operating income as a percentage of sales.

(c)
Includes $11.3 million of refinancing costs during the fiscal year ended December 31, 2003. In 2000, $2.5 million related to a gain on extinguishment of debt resulting from the repurchase of $10.1 million principal amount of our senior subordinated notes for $7.3 million.

(d)
Includes our income from AOT, Inc., a joint venture in which we own a 50% interest.

(e)
Consists primarily of realized and unrealized gains and losses related to the change in market value of our currency, commodity and interest rate derivative instruments.

(f)
EBITDA is not intended to represent cash flows as defined by generally accepted accounting principles, or GAAP, and should not be considered as an alternative to net income as an indicator of our operating performance or to cash flows as a measure of liquidity. We have included information concerning EBITDA because it is a basis upon which we assess our financial performance and incentive compensation, and certain covenants in our borrowing arrangements are tied to this measure. In addition, EBITDA is used by certain investors as a measure of the ability of a company to service or incur indebtedness and because it is a financial measure commonly used in our industry. EBITDA as presented in this prospectus may not be comparable to similarly titled measures used by other companies in our industry. EBITDA consists of our net income (loss) before interest expense, income tax (expense) benefit, depreciation and amortization. Set forth below is a reconciliation of our net income (loss) to EBITDA:

	Year Ended December 31,
	2000	2001	2002	2003	2004
Net income (loss)	$2,513	$(33,154)	$(10,941)	$(8,725)	$21,776
Income tax expense (benefit)	5,278	(13,836)	5,839	(930)	19,698
Interest expense	36,230	40,199	42,017	49,877	36,845
Depreciation and amortization	29,991	33,416	28,213	29,804	28,438

EBITDA	$74,012	$26,625	$65,128	$70,026	$106,757

(g)
Net income (loss) was affected by the unusual items presented in the following table:

	2000	2001	2002	2003	2004
Restructuring and integration costs(1)	$6,032	$4,292	$2,334
Aborted merger & acquisition costs(2)	3,147
Business interruption costs(3)				$2,157	$(319)
Strike avoidance costs(4)				444
Other unusual items(5)		224	2,517	285
Items related to Accuride's credit agreement(6)	6,154	9,837	(1,430)	(825)	(108)

Unusual items (increasing) decreasing EBITDA	$15,333	$14,353	$3,421	$2,061	$(427)

  1.
  Restructuring and integration costs for 2000 included $5.4 million of restructuring and integration costs related to operations in Monterrey, Mexico and $0.6 million for restructuring costs in the United States. Restructuring and integration costs for 2001 include $2.7 million of charges related to the closure of the Columbia, Tennessee facility and $1.6 million of restructuring charges related to our other facilities. Restructuring and integration costs for 2002 included $1.2 million of costs related to a reduction in the employee workforce and $1.1 million of costs related to the consolidation of light wheel production.

  2.
  In 2000, we incurred $3.1 million of costs related to aborted merger and acquisition activities.

  3.
  Business interruption costs for 2003 included $2.2 million of costs associated with the fire damage and resulting business interruption sustained at our facility in Cuyahoga Falls, Ohio in August 2003. Business interruption costs for 2004 included $1.2 million for costs associated with roof damage and resulting business interruption sustained at Accuride's facility in Cuyahoga Falls, Ohio and $0.5 million of additional costs associated with the fire damage and resulting business interruption sustained at Accuride's facility in Cuyahoga Falls, Ohio in August 2003. These costs were offset by insurance proceeds in the amount of $2.0 million related to our business interruption claim for the 2003 fire.

  4.
  In 2003, we incurred $0.4 million for strike contingency costs associated with the renewal of our labor contract at our facility in Erie, Pennsylvania.

  5.
  Other unusual items in 2001 included $0.2 million of charges related to the amended and restated credit agreement entered into on July 27, 2001. Other unusual items in 2002 included $0.4 million of costs related to non-cash pension curtailment expenses associated with a labor dispute at our Henderson, Kentucky facility, $1.2 million one-time settlement fee paid to our prior owner, Phelps Dodge Corporation, in connection with a contractual agreement, $0.5 million of aborted business development costs and $0.4 million of non-recurring professional fees related to a corporate restructuring at our Mexican subsidiary. Other unusual items in 2003 included $0.3 million for pension-related costs at our facility in London, Ontario.

  6.
  Items related to our credit agreement refers to amounts utilized in the calculation of financial covenants in Accuride's senior debt facility. Items related to our credit agreement in 2000 consist of foreign currency losses of $6.2 million. Items related to our credit agreement in 2001 consisted of foreign currency losses of $6.2 million and other expense of $3.6 million. Items related to our credit agreement in 2002 consisted of foreign currency losses of $1.6 million and other income of $3.1 million. Items related to our credit agreement in 2003 consisted of foreign currency gains of $0.9 million and other expense of $0.1 million. Items related to our credit agreement in 2004 included currency gains and other income of $0.1 million.

(h)
Effective January 1, 2002, Accuride adopted Statements of Financial Accounting Standard ("SFAS") No. 142, "Accounting for Goodwill and Other Intangible Assets". No goodwill amortization was recorded during the fiscal years ended December 31, 2002, 2003 and 2004.

(i)
Working capital represents current assets less cash and current liabilities, excluding debt.

(j)
Earnings per share data are calculated by dividing net income (loss) by the weighted average shares outstanding.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") describes the matters that we consider to be important to understanding the results of our operations for each of the three years in the period ended December 31, 2004, and our capital resources and liquidity as of December 31, 2004 and 2003. Our discussion begins with our assessment of the conditions of the heavy and medium commercial vehicle industry along with a summary of the actions we have taken to reposition the Company. We then analyze the results of our operations for the last three years, including the trends in the overall business followed by a discussion of our cash flows and liquidity, our new credit facility, and contractual commitments. We then provide a review of the critical accounting judgments and estimates that we have made which we believe are most important to an understanding of our MD&A and our consolidated financial statements. We conclude our MD&A with information on recent accounting pronouncements which we adopted during the year, as well as those not yet adopted that are expected to have an impact on our financial accounting practices.

        The following discussion should be read in conjunction with the "Selected Consolidated Financial Data" and our Consolidated Financial Statements and the notes thereto, all included elsewhere herein. The information set forth in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes forward-looking statements that involve risks and uncertainties. Many factors could cause actual results to differ materially from those contained in the forward-looking statements below. See "Factors That May Affect Future Results."

General Overview

        We are one of the largest and most diversified manufacturers and suppliers of commercial vehicle components in North America. Our products include commercial vehicle wheels, wheel-end components and assemblies, truck body and chassis parts, seating assemblies and other commercial vehicle components after the acquisition of TTI on January 31, 2005 (see discussion of acquiring TTI following). We market our products under some of the most recognized brand names in the industry, including Accuride, Gunite, Imperial, Bostrom, Fabco and Brillion. We believe that we have number one or number two market positions in steel wheels, forged aluminum wheels, brake drums, disc wheel hubs, spoke wheels, metal grills, metal bumpers, crown assemblies, chrome plating and polishing, seating assemblies and fuel tanks in commercial vehicles. We serve the leading original equipment manufacturers, or OEMs, and their related aftermarket channels in most major segments of the commercial vehicle market, including heavy- and medium-duty trucks, commercial trailers, light trucks, buses, as well as specialty and military vehicles.

        Our primary product lines are standard equipment used by virtually all North American heavy- and medium-duty truck OEMs, creating a significant barrier to entry. We believe that substantially all heavy-duty truck models manufactured in North America contain one or more Accuride components.

        Our diversified customer base includes substantially all of the leading commercial vehicle OEMs, such as Freightliner Corporation, with its Freightliner, Sterling and Western Star brand trucks, PACCAR, Inc., with its Peterbilt and Kenworth brand trucks, International Truck and Engine Corporation, with its International brand trucks, and Volvo Truck Corporation, or Volvo/Mack, with its Volvo and Mack brand trucks. Our primary commercial trailer customers include leading commercial trailer OEMs, such as Great Dane Limited Partnership and Wabash National, Inc. Major light truck customers include Ford Motor Company and General Motors Corporation. Our product portfolio is supported by strong sales, marketing and design engineering capabilities and is manufactured in 17 strategically located, technologically-advanced facilities across the United States, Mexico and Canada.

Business Outlook

        Following a three-year industry downturn, the heavy- and medium-duty truck and commercial trailer markets began to show signs of a cyclical recovery at the end of 2003. Freight growth, improved fleet profitability, equipment age, equipment utilization, and economic strength continue to drive order rates for new vehicles not seen in several years. The heavy- and medium duty truck and commercial trailer markets and the related aftermarket are the primary drivers of our sales. These markets are, in turn, directly influenced by conditions in the North American truck industry generally and by overall economic growth and consumer spending. Current industry forecasts by analysts, including ACT, predict that the North American truck industry will continue to gain momentum in 2005. We believe that the general economic recovery an pent-up demand should continue to drive the pace of recovery in the truck and commercial trailer industry. We cannot assure you, however, that the economic recovery will continue. Delayed or failed economic recovery could have a material adverse effect on our business, results of operations or financial condition.

        Our operating challenges are to meet these higher levels of production while improving our internal productivity, and at the same time, mitigate the margin pressure from rising material prices.

Subsequent Event

        On January 31, 2005, pursuant to the terms of an agreement and plan of merger, a wholly owned subsidiary of Accuride was merged with and into TTI, resulting in TTI becoming a wholly owned subsidiary of Accuride, which we refer to as the TTI merger. Upon consummation of the TTI merger, the stockholders of Accuride prior to consummation of the TTI merger owned 66.88% of the common stock of the combined company and the former stockholders of TTI owned 33.12% of the common stock of the combined company, with up to a maximum of 1933.17 additional shares of the common stock of the combined company issuable to the former stockholders of TTI upon completion of our stock offering, such amount to be determined by the initial public offering price, together with TTI's achievement of certain performance goals during the first quarter of 2005.

        In connection with the TTI merger:

  •
  we sold $275.0 million in aggregate principal amount of our 8 1/2% senior subordinated notes due 2015, which we refer to as our new senior subordinated notes, in a private placement transaction;

  •
  we entered into senior secured credit facilities, consisting of a $550.0 million term loan credit facility and a revolving credit facility in an aggregate principal amount of $125.0 million, which is comprised of a new $95.0 million U.S. revolving credit facility and the continuation of a $30.0 million Canadian revolving credit facility ($25.0 million of the Canadian revolving credit facility was funded as of January 31, 2005);

  •
  we discharged all of Accuride's outstanding 9 1/4% senior subordinated notes due 2008, including accrued interest and a redemption premium;

  •
  we discharged all of TTI's outstanding 12 1/2% senior subordinated notes due 2010, including accrued interest and a redemption premium;

  •
  we repaid substantially all existing senior secured indebtedness of Accuride and TTI, including accrued interest and redemption premiums; and

  •
  we paid approximately $39.2 million of transaction fees and expenses.

Results of Operations

Comparison of Fiscal Years 2004 and 2003

        The following table sets forth certain income statement information of Accuride for the fiscal years ended December 31, 2004 and December 31, 2003:

	Fiscal 2004		Fiscal 2003
	(Dollars in thousands)
Net sales	$494,008	100.0%	$364,258	100.0%
Gross profit	103,115	20.9%	62,830	17.2%
Operating expenses	25,550	5.2%	23,918	6.6%
Income from operations	77,565	15.7%	38,912	10.7%
Equity in earnings of affiliates	646	0.1%	485	0.1%
Other income (expense)	(36,737)	(7.4)%	(49,052)	(13.5)%
Net income (loss)	$21,776	4.4%	$(8,725)	(2.4)%

        Net Sales.    Net sales increased by $129.7 million, or 35.6%, in 2004 to $494.0 million, compared to $364.3 million for 2003. Approximately $112 million of the increase in net sales is the result of the continuing cyclical recovery in the commercial vehicle industry increasing the sales volume of both steel and aluminum wheels. In addition to the increase in the sales volume, net sales increased approximately $12 million due to raw material surcharges and price increases that were necessitated by the rising costs of raw materials. Subsequently, some portion of the raw material surcharges were converted into price increases.

        Gross Profit.    Gross profit increased by $40.3 million, or 64.2%, to $103.1 million for 2004 from $62.8 million for 2003. This increase was primarily attributable to the increase in sales volume and improved operating leverage. This increase was partially offset by unfavorable economics of approximately $18 million including steel surcharges and rising aluminum costs and the net impact of the strengthening Canadian Dollar in the amount of $6 million. These unfavorable economics were partially offset by the $12 million of price increases discussed above.

        Operating Expenses.    Operating expenses increased by $1.7 million, or 7.11% to $25.6 million for 2004 from $23.9 million for 2003. This increase is primarily the result of higher costs for performance based incentive compensation in 2004. As a percent of sales, operating expenses for 2004 have decreased to 5.2% compared to 6.6% for 2003.

        Equity in Earnings of Affiliates.    Equity in earnings of affiliates increased to $0.6 million for 2004 compared to $0.5 million for 2003 primarily as a result of an increase in sales volume driven by the on-going recovery in the commercial vehicle industry.

        Other Income (Expense).    Net interest expense decreased to $36.8 million for 2004 compared to $49.9 million for 2003 primarily as a result of the $11.3 million of refinancing costs we incurred during 2003 associated with the Refinancing. Other income for 2004 was $0.1 million compared to other income of $0.8 million in 2003. The $0.7 million decrease in other income is the result of fluctuations in foreign currency exchange rates.

        Net Income (Loss).    We had net income of $21.8 million for the year ended December 31, 2004 compared to net loss of $8.7 million for the year ended December 31, 2003. Included in the 2003 loss was $11.3 million of refinancing costs. Tax expense increased $20.6 million to $19.7 million for 2004 from a benefit of $0.9 million in 2003. The increase in tax expense was primarily the result of our increased pre-tax income.

Comparison of Fiscal Years 2003 and 2002

The following table sets forth certain income statement information of Accuride for the fiscal years ended December 31, 2003 and December 31, 2002:

	Fiscal 2003		Fiscal 2002
	(Dollars in thousands)
Net sales	$364,258	100.0%	$345,549	100.0%
Gross profit	62,830	17.2%	59,317	17.2%
Operating expenses	23,918	6.6%	24,014	6.9%
Income from operations	38,912	10.7%	35,303	10.2%
Equity in earnings of affiliates	485	0.1%	182	0.1%
Other income (expense)	(49,052)	(13.5)%	(40,587)	(11.7)%
Net income (loss)	(8,725)	(2.4)%	(10,941)	(3.2)%

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

Changes in Financial Condition

Total assets increased from $528.3 million at December 31, 2003 to $583.8 million at December 31, 2004 for a $55.5 million, or 10.5% increase in total assets during the year ended December 31, 2004.

        Net working capital, defined as current assets less cash and current liabilities, excluding debt, increased $1.9 million from December 31, 2003 to December 31, 2004.

        Significant changes in net working capital from December 31, 2003 were as follows:

  •
  An increase in net receivables of $14.4 million. The majority of this increase relates to stronger sales volumes in 2004.

  •
  An increase in inventories of $13.9 million. Inventory increased primarily in response to the increase in sales volume. In addition, the higher raw material costs and steel surcharges we experienced during 2004 increased the carrying value of our inventory.

  •
  An increase in prepaid expenses and other current assets of $3.9 million. This increase relates primarily to our Canadian operation's income tax receivable in the amount of $1.5 million, a $0.8 million increase in the fair market value of our foreign exchange cash flow hedges, and $1.6 million of deferred transaction costs.

  •
  An increase in accounts payable of $20.8 million. The majority of this increase relates to stronger production volumes in 2004. In addition, capital spending was approximately $2.5 million higher at the end of 2004 than at the end of 2003.

        A decrease in non-current deferred income taxes of $9.3 million, or 35.5%, from $26.2 million on December 31, 2003, to $16.9 million on December 31, 2004, is primarily related to the use of prior years' net operating losses.

        Property plant and equipment decreased $1.3 million, or 0.6%, from $206.7 million on December 31, 2003, to $205.4 million on December 31, 2004 primarily due to capital spending of approximately $27.2 million during 2004, offset by depreciation expense of $28.4 million.

        Long-term debt decreased $1.9 million from $488.6 million on December 31, 2003 to $486.7 million on June 30, 2004 primarily due to a $1.0 million payment on the Term C loan and a $0.9 million payment on the New Term B loan during 2004 (See "Financing Activities, Bank Borrowings" in "Capital Resources and Liquidity," below).

Capital Resources and Liquidity

        Our primary sources of liquidity during 2004 were cash provided by operating activities and cash reserves. In addition, the Company has a $66 million revolving credit facility, as defined and discussed below, of which $41 million is currently available. Primary uses of cash were working capital needs, capital expenditures and debt service.

Cash Flow Provided by Operating Activities

        Net cash provided by operating activities in 2004 amounted to $58.3 million compared to net cash provided by operating activities of $8.0 million for the comparable period in 2003, an increase of $50.3 million. Net income of $21.8 million for 2004 compared to a net loss of $8.7 million for the comparable period of 2003 contributed to this increased cash flow. Also contributing to the increased cash flow in 2004 is $4.2 million of insurance proceeds associated with the fire damage and resulting business interruption sustained at our facility in Cuyahoga Falls, Ohio in August 2003. Included in the 2003 use of cash from operations is $9.0 million of cash fees associated with the refinancing of our term debt in June of 2003.

Investing Activities

        Net cash used in investing activities totaled $27.3 million for the year ended December 31, 2004 compared to a use of $19.7 million for the year ended December 31, 2003, an increase of $7.6 million.

        Our most significant cash outlays for investing activities are the purchases of property, plant and equipment. Our capital expenditures in 2004 were $26.4 million compared to capital expenditures of $20.3 million in 2003. Included in our 2004 capital expenditures is approximately $4 million to install manufacturing capacity for the production of light full face design wheels at our facility in London, Ontario, and approximately $8.5 million to install additional machining capacity for aluminum wheels at our facility in Cuyahoga Falls, Ohio. These expenditures were funded by cash generated from operations and existing cash reserves.

        During 2003, the Company received a $1.0 million cash distribution from AOT, Inc., our joint venture with Goodyear Tire and Rubber Company.

Financing Activities

        Net cash used in financing activities totaled $1.9 million for 2004 compared to net cash provided by financing activities of $13.1 million for the comparable period in 2003. During 2004, we made a $1.0 million payment on the Term C loan and $0.9 million payment on the New Term B loan.

Bank Borrowing.

        Effective June 13, 2003 Accuride entered into a third amended and restated credit agreement to refinance a portion of the debt outstanding under the July 27, 2001 second amended and restated credit agreement (the "Refinancing"). The Refinancing, as amended on December 10, 2003, provided for (i) a new term credit facility in an aggregate principal amount of $180 million that matures on June 13, 2007 ("New Term B"), and a revolving credit facility ("New Revolver") in an aggregate principal amount of $66 million (comprised of a $36 million U.S. revolving credit facility and a $30 million Canadian revolving credit facility) which matures on June 13, 2006 (the New Term B and New Revolver are collectively referred to hereinafter as the "New Senior Facilities"). The "Term C" facility under the second amended and restated credit agreement remains outstanding under the Refinancing. As of December 31, 2004, $25 million was outstanding under the New Revolver, $179.1 million was outstanding under The New Term B facility and $95 million was outstanding under the Term C facility. The New Term B facility requires a $0.9 million repayment on June 13, 2005, and June 13, 2006, and $177.3 million on June 13, 2007. The Term C facility requires a $1.0 million repayment on January 21, 2005, and $47.0 million repayment on January 21, 2006 and January 21, 2007. Interest on the term loans and the New Revolver is based on the London InterBank Offered Rate ("LIBOR") plus an applicable margin. The loans are secured by, among other things, a first priority lien on our properties and assets securing the New Revolver and Term C, a second priority lien on substantially all of our US and Canadian properties and assets to secure the New Term B, and a pledge of 65% of the stock of our Mexican subsidiary. A negative pledge restricts the imposition of other liens or encumbrances on any of the assets, subject to certain exceptions.

        The Company's Bank Borrowings at December 31, 2003 and 2004 were borrowed under the Eurodollar Rate, or LIBOR option. At December 31, 2003 the corresponding LIBOR rates ranged from 1.44%—1.50%. At December 31, 2004 the corresponding LIBOR rate was 2.44%.

        Effective January 31, 2005 Accuride entered into a fourth amended and restated credit agreement in conjunction with the acquisition of TTI to refinance substantially all of its existing bank facilities, as well as the senior bank debt and subordinated debt of TTI. Under the refinancing, the Company repaid in full the aggregate amounts outstanding under the Revolving Credit Facility, the New Term B Facility and the Term C Facility with proceeds from (i) a new term credit facility in an aggregate principal amount of $550 million that requires annual amortization payments of 1% per year, with the balance payable on January 31, 2012 and (ii) a new revolving facility in an aggregate amount of $125 million (comprised of a $95 million U.S. revolving credit facility and a $30 million Canadian revolving credit facility) which matures on January 31, 2010. The loans under the term credit facility and the U.S.

revolving credit facility are secured by, among other things, a lien on substantially all of the U.S. properties and assets of the Company and its domestic subsidiaries and a pledge of 65% of the stock of the Company's foreign subsidiaries. The loans under the Canadian revolving facility are also secured by substantially all the properties and assets of Accuride Canada, Inc.

        In connection with the refinancing described above, the following indebtedness was repaid, redeemed, repurchased or otherwise satisfied and discharged in full:

  •
  Indebtedness of Transportation Technologies Industries, Inc. ("TTI") (See Note 17) under its first and second lien credit agreements, each dated as of March 16, 2004;

  •
  The 12.5% senior subordinated notes due 2010 issued by TTI pursuant to an indenture, dated as of May 21, 2004; and

  •
  The Company's 9.25% senior subordinated notes due 2008 issued pursuant to an indenture, dated as of January 21, 1998, as described below.

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

        Senior Subordinated Notes.    In January 1998 we issued the $200 million Notes pursuant to an Indenture (the "Indenture"). The Indenture is limited in aggregate principal amount to $300 million, of which $200 million were issued as Private Notes and subsequently exchanged for Exchange Notes, which exchange has been registered under the Securities Act of 1933, as amended. The Indenture provides certain restrictions on the payment of dividends by Accuride. The Indenture is subject to and governed by the Trust Indenture Act of 1939, as amended. The Notes are general unsecured obligations of Accuride and are subordinated in right of payment to all existing and future Senior Indebtedness (as defined in the Indenture). The Notes mature on February 1, 2008. Interest on the Notes accrues at the rate of 9.25% per annum and is due and payable semi-annually in arrears on February 1 and August 1, commencing on August 1, 1998, to holders of record of the Notes on the immediately preceding January 15 and July 15. As of December 31, 2004 the aggregate principal amount of Notes outstanding was $189.9 million. As discussed above, these notes were repaid January 31, 2005, in connection with the acquisition of TTI.

        Effective January 31, 2005 the Company issued $275 million aggregate principal amount of 8 1/2% senior subordinated notes due 2015 in a private placement transaction. Interest on the senior subordinated notes is payable on February 1 and August 1 of each year, beginning on August 1, 2005. The notes mature on February 1, 2015 and may be redeemed, at the option of the Company, in whole or in part, at any time on or before February 1, 2010 in cash at the redemption prices set forth in the indenture, plus interest. In addition, on or before February 1, 2008, we may redeem up to 40% of the aggregate principal amount of notes issued under the indenture with the proceeds of certain equity offerings. The notes will be general unsecured obligations of the Company ranking senior in right of payment to all existing and future subordinated indebtedness of the Company. The notes are subordinated to all existing and future senior indebtedness of the Company including indebtedness incurred under the companies new credit agreement.

        Off-Balance Sheet Arrangements.    The Company's off-balance sheet arrangements include the operating leases and unconditional purchase obligations which are principally take-or-pay obligations related to the purchase of certain materials, including natural gas, consistent with customary industry practice as well as letters of credit.

Contractual Obligations and Commercial Commitments

        The following table summarizes our contractual obligations as of December 31, 2004 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods:

	2005	2006	2007	2008	2009	Thereafter	Total
	$ Millions
Long-Term Debt:	$1.9	$72.9	$224.3	$189.9			$489.0
Fixed Interest Payments:(a)	17.6	17.6	17.6	8.8			61.6
Operating Leases:	2.2	1.9	1.4	1.0	$0.8		7.3
Purchase Commitments:(b)	0.3						0.3
Other Long-Term Liabilities:(c)	6.8	6.6	6.0	5.4	—	—	24.8

Total Obligations	$28.8	$99.0	$249.3	$205.1	$0.8	$0.0	$583.0

(a)
Our senior subordinated notes, have a fixed interest rate of 9.25%. All of our other long-term debt is at Libor based variable rates as of December 31, 2004. We project variable interest to be $23.7 million in 2005, $23.5 million in 2006, and $9.5 million in 2007. The projected interest assumes a one percent increase per year through 2006 in Libor rates.

(b)
The unconditional purchase commitments are principally take-or-pay obligations related to the purchase of certain materials, including natural gas, consistent with customary industry practice.

(c)
Consists primarily of post-retirement estimated future benefit payments and estimated pension contributions. Amounts for 2009 and thereafter are unknown at this time.

        Effective January 31, 2005, Accuride refinanced substantially all of its existing long-term debt (See "Item 8—Financial Statements and Supplementary Data—Note 6 "Long-Term Debt"). The long-term debt as refinanced would be repaid as follows:

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(dollars in millions)
Long-term debt	$763.0	$5.5	$11.0	$36.0	$710.5
Interest on long-term debt(a)	233.8	23.4	46.8	46.8	116.9
Interest on variable rate debt(b)	150.2	22.6	44.3	43.3	40.0

(a)
Consists of interest payments for Accuride's outstanding 8 1/2% senior subordinated notes due 2015 at a fixed rate of 8 1/2%.

(b)
Consists of interest payments for our average outstanding balance of our new senior credit facilities at a variable rate of LIBOR of 2.40% plus the applicable rate. The interest rate for the outstanding industrial revenue bond was the 2004 average rate of 2.23%.

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

        We continually evaluate our accounting policies and estimates we use to prepare the consolidated financial statements. In general, management's estimates are based on historical experience, on information from third party professionals and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

        Critical accounting policies and estimates are those where the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and the impact of the estimates and assumptions on financial condition or operating performance is material. We believe our critical accounting policies and estimates, as reviewed and discussed with the Audit Committee of the Board of Directors, include accounting for impairment of long-lived assets, goodwill, pensions, and taxes.

        Impairment of Long-lived Assets—We evaluate long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review of recoverability, we estimate future cash flows expected to result from the use of the asset and its eventual disposition. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management's subjective judgments. The time periods for estimating future cash flows is often lengthy, which increases the sensitivity to assumptions made. Depending on the assumptions and estimates used, the estimated future cash flows projected in the evaluation of long-lived assets can vary within a wide range of outcomes. We consider the likelihood of possible outcomes in determining the best estimate of future cash flows.

        Accounting for Goodwill—Since the adoption of Statement of Financial Accounting Standards (SFAS) No. 142 on January 1, 2002, we no longer amortize goodwill but instead test annually for impairment as required by SFAS 142. If the carrying value of goodwill exceeds its fair value, an impairment loss must be recognized. A present value technique is often the best available technique with which to estimate the fair value of a group of assets. The use of a present value technique requires the use of estimates of future cash flows. These cash flow estimates incorporate assumptions that marketplace participants would use in their estimates of fair value as well as our own assumptions. These cash flow estimates are based on reasonable and supportable assumptions and consider all available evidence. However, there is inherent uncertainty in estimates of future cash flows and termination values. As such, several different terminal values were used in our calculations and the likelihood of possible outcomes was considered.

        Pensions—We account for our defined benefit pension plans in accordance with SFAS No. 87, "Employers' Accounting for Pensions," which requires that amounts recognized in financial statements be determined on an actuarial basis. As permitted by SFAS No. 87, we use a smoothed value of plan assets (which is further described below). SFAS No. 87 requires that the effects of the performance of the pension plan's assets and changes in pension liability discount rates on our computation of pension income (cost) be amortized over future periods.

        The most significant element in determining our pension income (cost) in accordance with SFAS No. 87 is the expected return on plan assets. In 2004, we assumed that the expected long-term rate of return on plan assets would be 8.75% for the U.S. plans and 9.0% for the Canadian plans. The assumed long-term rate of return on assets is applied to a calculated value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over five years. This produces the expected return on plan assets that is included in pension income (cost). The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past asset gains (losses) affects the calculated value of plan assets and, ultimately, future pension income (cost).

Over the long term, our U.S. pension plan assets have earned approximately 9% while our Canadian plan assets have earned approximately 11%. The expected return on plan assets is reviewed annually, and if conditions should warrant, would be revised. If we were to lower this rate, future pension cost would increase.

        At the end of each year, we determine the discount rate to be used to calculate the present value of plan liabilities. The discount rate is an estimate of the current interest rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate, we look to rates of return on high-quality, fixed-income investments that receive one of the two highest ratings given by a recognized ratings agency. At December 31, 2004 and 2003, we determined this rate to be 6.0%. Changes in discount rates over the past three years have not materially affected pension income (cost), and the net effect of changes in the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, have been deferred, in accordance with SFAS No. 87.

        The recent declines in the financial markets coupled with the decline in interest rates have caused our accumulated pension obligation to exceed the fair value of the related plan assets. As a result, in 2004 we recorded an increase to our accrued pension liability and a non-cash charge to equity of approximately $1.0 million after-tax. This charge may be reversed in future periods if market conditions improve or interest rates rise.

        For the year ended December 31, 2004, we recognized consolidated pretax pension cost of $2.9 million, up from $2.5 million in 2003. We currently expect that the consolidated pension cost for 2005 will be approximately $3.9 million. We currently expect to contribute $6.1 million to our pension plans during 2005, however, we may elect to adjust the level of contributions based on a number of factors, including performance of pension investments, changes in interest rates, and changes in workforce compensation.

        For the year ended December 31, 2004, we recognized a consolidated pre-tax post-retirement welfare benefit cost of $2.3 million, up from $2.2 million in 2003. We currently expect that the consolidated post-retirement welfare benefit cost for 2005 will be approximately $2.7 million. We expect to pay $0.7 million during 2005 in post-retirement welfare benefits.

        Taxes—Management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets, liabilities and any valuation allowances recorded against the deferred tax assets. We evaluate quarterly the realizability of our net deferred tax assets by assessing the valuation allowance and adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are our forecast of future taxable income and the availability of tax planning strategies that can be implemented to realize the net deferred tax assets. Failure to achieve forecasted taxable income might affect the ultimate realization of the net deferred tax assets. Factors that may affect our ability to achieve sufficient forecasted taxable income include, but are not limited to, the following: increased competition, a decline in sales or margins, or loss of market share.

        At December 31, 2004, we had net deferred tax assets of $20.6 million. Although realization of our net deferred tax assets is not certain, management has concluded that we will more likely than not realize the full benefit of the deferred tax assets.

Recent Developments

        New Accounting Pronouncements—New accounting standards which could impact the Company include FASB Statement No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, FASB Statement No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions, FASB Statement No. 123 (revised 2004), Share-Based Payment, and FASB Staff Positions 109-1 and 109-2, Income Taxes.

        SFAS No. 151—In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management is still evaluating the full effect of this new accounting standard on the financial statements.

        SFAS No. 153—In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. The Statement is effective for nonmontetary asset exchanges occurring in the fiscal periods beginning after June 15, 2005. Management is still evaluating the full effect of this new accounting standard on the financial statements.

        SFAS No. 123 (revised 2004)—In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment. The Statement requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Accuride will be required to apply Statement 123(R) as of the first interim period that begins after June 15, 2005. Management is still evaluating the full effect of this new accounting standard on the financial statements.

        FASB Staff Positions (FSPs) 109-1 and 109-2—In December 2004, the FASB issued two FSPs that provide accounting guidance on how companies should account for the effects of the American Jobs Creation Act of 2004 that was signed into law on October 22, 2004. FSP FAS 109-1, Application of FASB Statement No. 109, "Accounting for Income Taxes", to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, states that the manufacturers' deduction provided for under this legislation should be accounted for as a special deduction instead of a tax rate change. FSP FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004, allows a company additional time to evaluate the effects of the legislation on any plan for reinvestment or repatriation of foreign earnings for purposes of applying Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". These FSPs may affect how a company accounts for deferred income taxes. These FSPs are effective for periods ending on or after December 21, 2004. These FSPs had no effect on the 2004 consolidated financial statements and the Company does not expect these FSPs to impact future results of operations and financial position.

Effects of Inflation.

        The effects of inflation were not considered material during fiscal years 2004, 2003 or 2002.

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

        Such forward-looking statements are based on assumptions and estimates, which although believed to be reasonable, may turn out to be incorrect. Therefore, undue reliance should not be placed upon these estimates and statements. We cannot assure that any of these statements or estimates will be realized and actual results may differ from those contemplated in these "forward-looking statements." We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise. You are advised to consult further disclosures we may make on related subjects in our filings with the SEC. We cannot assure you that our expectations, beliefs, or projections will result or be achieved or accomplished. In addition to other factors discussed in the report, some of the important factors that could cause actual results to differ materially from those discussed in the forward-looking statements include the following:

Risks Related to Our Business and Industry

We are dependent on sales to a small number of our major customers and on our status as standard supplier on certain truck platforms of each of our major customers.

        We are dependent on sales to Freightliner, PACCAR, International and Volvo/Mack. The loss of any significant portion of sales to any of our major customers could have a material adverse effect on our business, results of operations or financial condition.

        We are a standard supplier on a majority of truck platforms at each of our major customers, which results in recurring revenue as our standard components are installed on most trucks ordered from that platform, unless the end user specifically requests a different product, generally at an additional charge. The selection of one of our products as a standard component may also create a steady demand for that product in the aftermarket. We may not maintain our current standard supplier positions in the future, and may not become the standard supplier for additional truck platforms. The loss of a significant standard supplier position or a significant number of standard supplier positions with a major customer could have a material adverse effect on our business, results of operations or financial condition.

        We are continuing to engage in efforts intended to improve and expand our relations with each of Freightliner, PACCAR, International and Volvo/Mack. We have supported our position with these customers through direct and active contact with end users, trucking fleets and dealers, and have located certain of our sales personnel in offices near these customers and most of our other major customers. We cannot assure you that we will maintain or improve our customer relationships, whether these customers will continue to do business with us as they have in the past or whether we will be able to supply these customers or any of our other customers at current levels. The loss of a significant portion of our sales to Freightliner, PACCAR, International or Volvo/Mack could have a material adverse effect on our business, results of operations or financial condition. In addition, the delay or cancellation of material orders from, or problems at, Freightliner, PACCAR, International or Volvo/Mack or any of our other major customers could have a material adverse effect on our business, results of operations or financial condition.

Increased cost of raw materials and purchased components may adversely affect our business, results of operations or financial condition.

        Our business is subject to the risk of price increases and fluctuations and periodic delays in the delivery of raw materials and purchased components that are beyond our control. Our operations require substantial amounts of raw steel, aluminum, steel scrap, pig iron, electricity, coke, natural gas, sheet and formed steel, bearings, purchased components, fasteners, foam, fabrics, silicon sand, binders, sand additives, coated sand and tube steel. Fluctuations in the delivery of these materials may be driven by the supply/demand relationship for a material, factors particular to that material or governmental regulation for raw materials such as electricity and natural gas. In addition, if any of our suppliers seeks bankruptcy relief or otherwise cannot continue its business as anticipated or we cannot renew our supply contracts on favorable terms, the availability or price of raw materials could be adversely affected. Fluctuations in prices and/or availability of the raw materials or purchased components used by us, which at times may be more pronounced during periods of higher truck builds, may affect our profitability and, as a result, have a material adverse effect on our business, results of operations or financial condition.

        We use substantial amounts of raw steel and aluminum to produce wheels and rims. Although raw steel is generally available from a number of sources, we have obtained favorable sourcing by negotiating and entering into high-volume contracts with third parties with terms ranging from one to three years. We obtain raw steel and aluminum from various third-party suppliers. We cannot assure you that we will be successful in renewing our supply contracts on favorable terms or at all. A substantial interruption in the supply of raw steel or aluminum or inability to obtain a supply of raw steel or aluminum on commercially desirable terms could have an adverse effect on our business, results of operations or financial condition. We are not always able, and may not be able in the future, to pass on increases in the price of raw steel or aluminum to our customers. In particular, when raw material prices increase rapidly or to significantly higher than normal levels, we may not be able to pass price increases through to our customers on a timely basis, if at all, which could adversely affect our operating margins and cash flow. Any fluctuations in the price or availability of raw steel or aluminum may have a material adverse effect on our business, results of operations or financial condition.

        Steel scrap and pig iron are also major raw materials used in our business to produce our wheel-end and industrial components. Steel scrap is derived from, among other sources, junked automobiles, industrial scrap, railroad cars, agricultural and heavy machinery and demolition steel scrap from obsolete structures, containers and machines. Pig iron is a low-grade cast iron which is a product of smelting iron ore with coke and limestone in a blast furnace. The availability and price of steel scrap and pig iron are subject to market forces largely beyond our control, including North American and international demand for steel scrap and pig iron, freight costs, speculation and foreign exchange rates. Steel scrap and pig iron availability and price may also be subject to governmental regulation. We are not always able, and may not be able in the future, to pass on increases in the price of steel scrap and pig iron to our customers. In particular, when raw material prices increase rapidly or to significantly higher than normal levels, we may not be able to pass price increases through to our customers on a timely basis, if at all, which could adversely affect our operating margins and cash flow. Any fluctuations in the price or availability of steel scrap or pig iron may have a material adverse effect on our business, results of operations or financial condition. See "Item 1—Business—Raw Materials and Suppliers."

Our business is affected by the cyclical nature of the industries and markets that we serve.

        The heavy- and medium-duty truck and truck components industries, the heavy-duty truck OEM market and, to a lesser extent, the medium-duty truck OEM market and the heavy- and medium-wheel and light-wheel industries are highly cyclical. These industries and markets fluctuate in response to factors that are beyond our control, such as general economic conditions, interest rates, federal and state regulations, consumer spending, fuel costs and our customers' inventory levels and production rates. These industries and markets are particularly sensitive to the industrial sector of the economy, which generates a significant portion of the freight tonnage hauled by trucks. Economic downturns in the industries or markets that we serve generally result in reduced sales of our products, which could lower our profits and cash flows. In addition, our operations are typically seasonal as a result of regular customer maintenance and model changeover shutdowns, which typically occur in the third and fourth quarter of each calendar year. This seasonality may result in decreased net sales and profitability during the third and fourth fiscal quarters of each calendar year. Weakness in overall economic conditions or in the markets that we serve, or significant reductions by our customers in their inventory levels or future production rates, could result in decreased demand for our products and could have a material adverse effect on our business, results of operations or financial condition.

Cost reduction and quality improvement initiatives by OEMs could have a material adverse effect on our business, results of operations or financial condition.

        We are primarily a components supplier to the heavy- and medium-duty truck industries, which are characterized by a small number of OEMs that are able to exert considerable pressure on components suppliers to reduce costs, improve quality and provide additional design and engineering capabilities. Given the fragmented nature of the industry, OEMs continue to demand and receive price reductions and measurable increases in quality through their use of competitive selection processes, rating programs and various other arrangements. We may be unable to generate sufficient production cost savings in the future to offset such price reductions. OEMs may also seek to save costs by relocating production to countries with lower cost structures, which could in turn lead them to purchase components from local suppliers with lower production costs. Additionally, OEMs have generally required component suppliers to provide more design engineering input at earlier stages of the product development process, the costs of which have, in some cases, been absorbed by the suppliers. Future price reductions, increased quality standards and additional engineering capabilities required by OEMs may reduce our profitability and have a material adverse effect on our business, results of operations or financial condition.

We may be unable to integrate TTI and other acquired companies successfully.

        Integrating TTI and any future acquired business requires substantial management, financial and other resources and may pose risks with respect to customer service and market share. Furthermore, integrating TTI or any business acquired in the future involves a number of special risks, some or all of which could have a material adverse effect on our business, results of operations or financial condition. These risks include:

  •
  unforeseen operating difficulties and expenditures associated with managing a substantially larger, broader and more geographically diverse organization;

  •
  difficulties in assimilating acquired personnel, operations and technologies;

  •
  challenges in implementing appropriate systems, policies, benefits and compliance programs;

  •
  impairment of goodwill and other intangible assets;

  •
  diversion of management's attention from ongoing development of our business or other business concerns;

  •
  potential loss of customers;

  •
  failure to retain key personnel of the acquired businesses;

  •
  the use of substantial amounts of our available cash; and

  •
  the incurrence of additional indebtedness.

        Any one or a combination of these factors may cause our revenues or earnings to decline and we cannot assure you that we will be able to maintain or enhance the profitability of TTI or any acquired business or consolidate its operations to achieve cost savings.

        In addition, there may be liabilities that we fail, or are unable, to discover in the course of performing due diligence investigations on each company or business we have already acquired or may acquire in the future. Such liabilities could include those arising from employee benefits contribution obligations of a prior owner or non-compliance with applicable federal, state or local environmental requirements by prior owners for which we, as a successor owner, may be responsible. We cannot assure you that rights to indemnification by sellers of assets to us, even if obtained, will be enforceable, collectible or sufficient in amount, scope or duration to fully offset the possible liabilities associated with the business or property acquired. Any such liabilities, individually or in the aggregate, could have a material averse effect on our business, results of operations or financial condition.

As a result of the TTI merger, we are a substantially larger and broader organization, and if our management is unable to manage the larger organization, our operating results will suffer.

        As a result of the TTI merger, our workforce increased from approximately 1,800 employees to over 4,700 employees based at 17 facilities in North America and we do not presently anticipate any layoffs in connection with the TTI merger. We will face challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs. The inability to successfully manage the substantially larger organization, or any significant delay in achieving successful management, could have a material adverse effect on our business, results of operations or financial position.

TTI's independent auditors have indicated to us that in connection with their audit of TTI's financial statements they believe there were material weaknesses in TTI's internal controls for the year ended December 31, 2004. Our failure to implement and maintain effective internal controls in our business could have a material adverse effect on our business, financial condition and stock price.

        In connection with the completion of its audit of, and the issuance of an unqualified report on, TTI's financial statements for the year ended December 31, 2004, our independent registered public accounting firm, Deloitte & Touche LLP, identified deficiencies involving internal controls of TTI that it considers to be reportable conditions that constitute material weaknesses pursuant to standards established by the American Institute of Certified Public Accountants. The material weaknesses noted include: (1) weaknesses related to field level controls at TTI's Gunite and Brillion locations, which demonstrated local managements' lack of consistent understanding and compliance with TTI's policies and procedures and which included errors that resulted in certain book to physical inventory adjustments; and (2) a weakness related to the corporate level financial reporting, which consisted of the failure to adequately review the work of a third party actuarial consultant requiring an adjustment to our workers' compensation liability.

        In response to the material weaknesses identified by Deloitte & Touche LLP with respect to TTI's internal control over financial reporting, management is implementing additional procedures and controls to remediate the material weaknesses. Actions being taken by management to remediate the material weaknesses with respect to TTI include: (i) monitor compliance with TTI's policies and procedures at the operating locations; (ii) develop targeted site reviews for locations that possess the weakest records of complying with TTI's policies and procedures; and (iii) review all assumptions and data provided to TTI by third party service providers. However, if not properly implemented, these measures may not completely eliminate the material weaknesses identified. The existence of one or more material weaknesses or reportable conditions could result in errors in or restatements of our financial statements and inhibit the Company's ability to produce reliable financial reports, which may cause investors to lose confidence in the Company's reported financial information and have a material adverse effect on the Company's business and stock price.

We operate in highly competitive markets.

        The markets in which we operate are highly competitive. We compete with a number of other manufacturers and distributors that produce and sell similar products. Our products primarily compete on the basis of price, manufacturing and distribution capability, product design, product quality, product delivery and product service. Some of our competitors are companies, or divisions, units or subsidiaries of companies, that are larger and have greater financial and other resources than we do. Our products may not be able to compete successfully with the products of our competitors. In addition, our competitors may foresee the course of market development more accurately than we do, develop products that are superior to our products, have the ability to produce similar products at a lower cost than we can or adapt more quickly than we do to new technologies or evolving regulatory, industry or customer requirements. As a result, our products may not be able to compete successfully with their products. In addition, OEMs may expand their internal production of wheels, shift sourcing to other suppliers or take other actions that could reduce the market for our products and have a negative impact on our business. We may encounter increased competition in the future from existing competitors or new competitors. We expect these competitive pressures in our markets to remain strong. See "Item 1—Business—Competition."

        In addition, potential competition from foreign truck components suppliers, especially in the aftermarket, may lead to an increase in truck components imports into North America, adversely affecting our market share and negatively affecting our ability to compete. Foreign truck components suppliers may in the future increase their currently modest share of the markets for truck components in which we compete. Some of these foreign suppliers may be owned, controlled or subsidized by their governments, and their decisions with respect to production, sales and exports may be influenced more by political and economic policy considerations than by prevailing market conditions. In addition, foreign truck components suppliers may be subject to less restrictive regulatory and environmental regimes that could provide them with a cost advantage relative to North American suppliers. Therefore, there is a risk that some foreign suppliers may increase their sales of truck components in North American markets despite decreasing profit margins or losses. If future trade cases do not provide relief from such potential trade practices, U.S. protective trade laws are weakened or international demand for trucks and/or truck components decreases, an increase of truck component imports into the United States may occur, which could have a material adverse effect on our business, results of operations or financial condition.

We face exposure to foreign exchange rate fluctuations and if we were to experience a substantial fluctuation, our profitability may change.

        In the normal course of doing business, we are exposed to risks associated with changes in foreign exchange rates, particularly with respect to the Canadian dollar. We use forward foreign exchange contracts, and other derivative instruments designated as hedging instruments under SFAS No. 133, to offset the impact of the variability in exchange rates on our operations, cash flows, assets and liabilities. At December 31, 2004, we had open foreign exchange forward contracts of $24.8 million. Factors that could further impact the risks associated with changes in foreign exchange rates include the accuracy of our sales estimates, volatility of currency markets and the cost and availability of derivative instruments. For example, during 2004, we experienced an 8.2% adverse change in the Canadian dollar. This resulted in a $10.2 million adverse impact on our 2004 earnings before taxes. This quantification of exposure to the market risk does not take into account the $4.2 million offsetting impact of derivative instruments. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Foreign Currency Risk."

We may not be able to continue to meet our customers' demands for our products and services.

        We must continue to meet our customers' demand for our products and services. However, we may not be successful in doing so. If our customers' demand for our products and/or services exceeds our ability to meet that demand, we may be unable to continue to provide our customers with the products and/or services they require to meet their business needs. Factors that could result in our inability to meet customer demands include an unforeseen spike in demand for our products and/or services, a failure by one or more of our suppliers to supply us with the raw materials and other resources that we need to operate our business effectively or poor management of our company or one or more divisions or units of our company, among other factors. Our ability to provide our customers with products and services in a reliable and timely manner, in the quantity and quality desired and with a high level of customer service, may be severely diminished as a result. If this happens, we may lose some or all of our customers to one or more of our competitors, which would have a material adverse effect on our business, results of operations or financial condition.

        In addition, it is important that we continue to meet our customers' demands in the truck components industry for product innovation, improvement and enhancement, including the continued development of new-generation products, design improvements and innovations that improve the quality and efficiency of our products. Developing product innovations for the truck components industry has been and will continue to be a significant part of our strategy. However, such development will require us to continue to invest in research and development and sales and marketing. In the future, we may not have sufficient resources to make such necessary investments, or we may be unable to make the technological advances necessary to carry out product innovations sufficient to meet our customers' demands. We are also subject to the risks generally associated with product development, including lack of market acceptance, delays in product development and failure of products to operate properly. We may, as a result of these factors, be unable to meaningfully focus on product innovation as a strategy and may therefore be unable to meet our customers' demand for product innovation.

Equipment failures, delays in deliveries or catastrophic loss at any of our facilities could lead to production or service curtailments or shutdowns.

        We manufacture our products at 17 facilities and provide logistical services at six just-in-time sequencing facilities in the United States. An interruption in production or service capabilities at any of these facilities as a result of equipment failure or other reasons could result in our inability to produce our products, which would reduce our net sales and earnings for the affected period. In the event of a stoppage in production at any of our facilities, even if only temporary, or if we experience delays as a result of events that are beyond our control, delivery times to our customers could be severely affected. Any significant delay in deliveries to our customers could lead to increased returns or cancellations and cause us to lose future sales. Our facilities are also subject to the risk of catastrophic loss due to unanticipated events such as fires, explosions or violent weather conditions. We may experience plant shutdowns or periods of reduced production as a result of equipment failure, delays in deliveries or catastrophic loss, which could have a material adverse effect on our business, results of operations or financial condition.

We may incur potential product liability, warranty and product recall costs.

        We are subject to the risk of exposure to product liability, warranty and product recall claims in the event any of our products results in property damage, personal injury or death, or does not conform to specifications. We may not be able to continue to maintain suitable and adequate insurance in excess of our self-insured amounts on acceptable terms that will provide adequate protection against potential liabilities. In addition, if any of our products proves to be defective, we may be required to participate in a recall involving such products. A successful claim brought against us in excess of available insurance coverage, if any, or a requirement to participate in any product recall, could have a material adverse effect on our business, results of operations or financial condition.

Work stoppages or other labor issues at our facilities or at our customers' facilities could adversely affect our operations.

        As a large percentage of our workforce is represented by unions, we are subject to the risk of work stoppages and other labor relations matters. Any prolonged work stoppage or strike at any one of our principal unionized facilities could have a material adverse effect on our business, results of operations or financial condition. In addition, certain of our facilities have separate agreements covering the workers at each such facility and, as a result, we have collective bargaining agreements with several different unions. These collective bargaining agreements expire at various times over the next few years, with no contract expiring before April 2005, with the exception of our union contract with our hourly employees at our Monterrey, Mexico facility, which is renewed on an annual basis. Negotiations to renew our union contract with the United Auto Workers covering hourly employees at our Rockford, Illinois facility, which expires in April 2005, are scheduled to begin on March 30, 2005. Any failure by us to reach a new agreement upon expiration of such union contracts may have a material adverse effect on our business, results of operations or financial condition. In June 2004, certain employees at our Cuyahoga Falls, Ohio facility elected to be represented by United Auto Workers. The initial contract is currently under negotiation and we do not anticipate that the unionization of the employees at our Cuyahoga Falls, Ohio facility will have an adverse effect on our operating costs. See "Item 1—Business—Employees and Labor Unions."

        In addition, if any of our customers experiences a material work stoppage, that customer may halt or limit the purchase of our products. This could cause us to shut down production facilities relating to these products, which could have a material adverse effect on our business, results of operations or financial condition.

We are subject to a number of environmental rules and regulations that may require us to make substantial expenditures.

        Our operations, facilities and properties are subject to extensive and evolving laws and regulations pertaining to air emissions, wastewater discharges, the handling and disposal of solid and hazardous materials and wastes, the investigation and remediation of contamination, and otherwise relating to health, safety and the protection of the environment and natural resources. As a result, we are involved from time to time in administrative or legal proceedings relating to environmental, health and safety matters, and have in the past incurred and will continue to incur capital costs and other expenditures relating to such matters. In addition to environmental laws that regulate our subsidiaries' ongoing operations, our subsidiaries are also subject to environmental remediation liability. Under the federal Comprehensive Environmental Response, Compensation, and Liability Act, or CERCLA, and analogous state laws, our subsidiaries may be liable as a result of the release or threatened release of hazardous materials into the environment. Our subsidiaries are currently involved in several matters relating to the investigation and/or remediation of locations where they have arranged for the disposal of foundry and other wastes. Such matters include situations in which we have been named or are believed to be Potentially Responsible Parties under CERCLA or state laws in connection with the contamination of these sites. Additionally, environmental remediation may be required to address soil and groundwater contamination identified at certain facilities.

        As of December 31, 2004, we had an environmental reserve of approximately $2.8 million, related primarily to TTI's foundry operations. This reserve is based on current cost estimates and does not reduce estimated expenditures to net present value, but does take into account the benefit of a contractual indemnity given to us by a prior owner of our wheel-end subsidiary. We cannot assure you, however, that the indemnitor will fulfill its obligations, and the failure to do so could result in future costs that may be material. Any cash expenditures required by us or our subsidiaries to comply with applicable environmental laws and/or to pay for any remediation efforts will not be reduced or otherwise affected by the existence of the environmental reserve. Our environmental reserve may not be adequate to cover our future costs related to the sites associated with the environmental reserve, and any additional costs may have a material adverse effect on our business, results of operations or financial condition. The discovery of additional sites, the modification of existing or the promulgation of new laws or regulations, more vigorous enforcement by regulators, the imposition of joint and several liability under CERCLA or analogous state laws, or other unanticipated events could also result in such a material adverse effect.

        As part of an initiative regarding compliance in the foundry industry, the U.S. Environmental Protection Agency, or the EPA, conducted an environmental multimedia inspection at Gunite's Rockford, Illinois plant in September and October 2003. Gunite received an administrative complaint from the EPA in January 2005 regarding alleged violations of certain registration and record maintenance regulations, with a proposed penalty in the amount of approximately $138,600. Gunite is reviewing the complaint and has not yet responded.

        The final Iron and Steel Foundry National Emission Standard for Hazardous Air Pollutants, or NESHAP, was developed pursuant to Section 112(d) of the Clean Air Act and requires all major sources of hazardous air pollutants to install controls representative of maximum achievable control technology. We are evaluating the applicability of the Iron and Steel Foundry NESHAP to our foundry operations. If applicable, compliance with the Iron and Steel Foundry NESHAP may result in future significant capital costs, which we currently expect to be approximately $5 million in total during the period 2005 through 2007. See "Item 1—Business—Environmental Matters."

We might fail to adequately protect our intellectual property, or third parties might assert that our technologies infringe on their intellectual property.

        The protection of our intellectual property is important to our business. We rely on a combination of trademarks, copyrights, patents and trade secrets to provide protection in this regard, but this protection might be inadequate. For example, our pending or future trademark, copyright and patent applications might not be approved or, if allowed, they might not be of sufficient strength or scope. Conversely, third parties might assert that our technologies or other intellectual property infringe on their proprietary rights. Although we have not had litigation with respect to such matters in the past, litigation, which could result in substantial costs and diversion of our efforts, might be necessary, and whether or not we are ultimately successful, the litigation could adversely affect our business, results of operations or financial condition. See "Item 1—Business—Intellectual Property."

Litigation against us could be costly and time consuming to defend.

        We are regularly subject to legal proceedings and claims that arise in the ordinary course of business, such as workers' compensation claims, OSHA investigations, employment disputes, unfair labor practice charges, customer and supplier disputes and product liability claims arising out of the conduct of our business. Litigation may result in substantial costs and may divert management's attention and resources, which could adversely affect our business, results of operations or financial condition.

If we fail to retain our executive officers, our business could be harmed.

        Our success largely depends on the efforts and abilities of our executive officers, who have collectively been employees of either Accuride or TTI for over 50 years. Their skills, experience and industry contacts significantly benefit us. The loss of any one of them, in particular Mr. Keating, who joined Accuride in December 1996, could have a material adverse effect on our business, results of operations or financial condition. While certain of our executive officers are parties to severance or employment agreements, only Messrs. Weller and Cirar have employment commitments for one year terms. All of our other employees are at will. Our future success will also depend in part upon our continuing ability to attract and retain highly qualified personnel.

Although we do not presently anticipate terminating any senior management employees, certain senior management employees have entered into potentially costly severance arrangements with us.

        Certain of our senior management employees have entered into potentially costly severance arrangements with us. For example, in connection with the TTI merger, we entered into employment agreements with Messrs. Weller, Cirar and Mueller. Mr. Weller's employment agreement provides, among other things, that in the event of the termination of Mr. Weller's employment "without cause" or for "good reason" (as defined therein) at any time prior to August 2, 2007, then Mr. Weller would receive, in addition to certain other benefits, a lump sum payment equal to two times his base salary and the greater of his target bonus under the Accuride annual incentive compensation plan, his target bonus in 2004 from TTI or the average bonus he received for each of 2002, 2003 and 2004 from TTI. Based on his current base salary and his 2004 target TTI bonus, this severance amount would be approximately $1,815,000. Mr. Cirar's employment agreement provides, among other things, that in the event of the termination of Mr. Cirar's employment "without cause" or for "good reason" (as defined therein) at any time prior to August 2, 2007, then Mr. Cirar would receive, in addition to certain other benefits, a lump sum cash payment equal to $1,772,000. Mr. Mueller's employment agreement provides, among other things, that in the event of termination of Mr. Mueller's employment "without Cause" (as defined therein) or Mr. Mueller terminating his employment for any reason on or after April 30, 2005, then Mr. Mueller would receive, in addition to certain other benefits, a lump sum payment of up to $825,000. Additionally, the employment agreements of Messrs. Weller, Cirar and Mueller contain three year post-employment non-compete and non-solicitation provisions of either customers or employees for which Mr. Weller will receive a lump sum payment equal to his base salary and target bonus for the year of his termination and for which Messrs. Cirar and Mueller will receive cash payments of $886,000 and $530,000, respectively. See "Item 10—Directors and Executive Officers of the Registrant—Employment Agreements."

        Severance agreements with certain other senior management employees provide that in the event of any such employee's termination "without cause" or for "good reason" (as defined therein) we will pay such employee one year's base salary. As of December 31, 2004, in the event we terminated Messrs. Keating, Murphy, Armstrong, Hamme or Taylor, we would have to make cash payments of $365,137, $296,480, $209,885, $187,355 and $177,850, respectively. See "Item 10—Directors and Executive Officers of the Registrant—Severance Agreements."

        In addition, we have entered into change in control agreements with certain senior management employees, including, Messrs. Keating, Murphy, Armstrong, Hamme and Taylor that provide for significant severance payments in the event such employee's employment with us is terminated within 18 months of a change in control or partial change in control (each as defined in the agreement) either by the employee for good reason or by us for any reason other than cause, disability, normal retirement or death. A change in control under these agreements includes any transaction or series of related transactions as a result of which at least a majority of our voting power is not held, directly or indirectly, by the persons or entities who held our securities with voting power before such transactions and KKR has liquidated at least 50% of its equity investment valued at such time for cash consideration. This offering may constitute a change in control under these agreements depending upon the number of shares KKR sells in the offering. These agreements would make it costly for us to terminate certain of our senior management employees and such costs may also discourage potential acquisition proposals, which may negatively affect our stock price. See "Item 10—Directors and Executive Officers of the Registrant—Severance Agreements."

Our products may be rendered obsolete or less attractive by changes in regulatory, legislative or industry requirements.

        Changes in regulatory, legislative or industry requirements may render certain of our products obsolete or less attractive. Our ability to anticipate changes in these requirements, especially changes in regulatory standards, will be a significant factor in our ability to remain competitive. We cannot assure you that we will be able to comply in the future with new regulatory, legislative and/or industrial standards that may be necessary for us to remain competitive or that certain of our products will not, as a result, become obsolete or less attractive to our customers.

Other Risks Related to Our Business

Our substantial leverage and significant debt service obligations could adversely affect our financial condition or our ability to fulfill our obligations and make it more difficult for us to fund our operations.

        At December 31, 2004, total indebtedness was $488.7 million and our total stockholders' deficit was $44.6 million. As of January 31, 2005, in connection with the acquisition of TTI, debt was increased to $850 million. Our substantial level of indebtedness could have important negative consequences to you and us, including:

  •
  we may have difficulty satisfying our obligations with respect to our indebtedness;

  •
  we may have difficulty obtaining financing in the future for working capital, capital expenditures, acquisitions or other purposes;

  •
  we will need to use a substantial portion of our available cash flow to pay interest and principal on our debt, which will reduce the amount of money available to finance our operations and other business activities;

  •
  our debt level increases our vulnerability to general economic downturns and adverse industry conditions;

  •
  our debt level could limit our flexibility in planning for, or reacting to, changes in our business and in our industry in general;

  •
  our leverage could place us at a competitive disadvantage compared to our competitors that have less debt; and

  •
  we may not have sufficient funds available, and our debt level may restrict us from raising the funds necessary, to repurchase all of our new senior subordinated notes tendered to us upon the occurrence of a change of control, which would constitute an event of default under the new senior subordinated notes; and

  •
  our failure to comply with the financial and other restrictive covenants in our debt instruments which, among other things, require us to maintain specified financial ratios and limit our ability to incur debt and sell assets, could result in an event of default that, if not cured or waived, could have a material adverse effect on our business or prospects.

        You should also be aware that certain of our borrowings are and will continue to be at variable rates of interest, which exposes us to the risk of increasing interest rates. If interest rates increase, our debt service obligations on our variable rate indebtedness would increase even though the amount borrowed remains the same. See "Item 6—Selected Consolidated Financial Data."

Despite our substantial leverage, we and our subsidiaries will be able to incur more indebtedness. This could further exacerbate the risks described above, including our ability to service our indebtedness

        We and our subsidiaries may be able to incur substantial additional indebtedness in the future. Although our new senior credit facilities and the indenture governing our new senior subordinated notes contain restrictions on the incurrence of additional indebtedness, such restrictions are subject to a number of qualifications and exceptions, and under certain circumstances indebtedness incurred in compliance with such restrictions could be substantial. For example, we may incur additional debt to, among other things, finance future acquisitions, expand through internal growth, fund our working capital needs, comply with regulatory requirements, respond to competition or for general financial reasons alone. To the extent new debt is added to our and our subsidiaries' current debt levels, the risks described above would increase.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

        Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures and research and development efforts will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

        We cannot assure you that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or that future borrowings will be available to us under our new credit facilities in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell material assets or operations, obtain additional equity capital or refinance all or a portion of our indebtedness. In the absence of such operating results and resources, we could face substantial cash flow problems and might be required to sell material assets or operations to meet our debt service and other obligations. We cannot assure you as to the timing of such asset sales or the proceeds which we could realize from such sales and we cannot assure you that we will be able to refinance any of our indebtedness, including our new senior credit facilities and new senior subordinated notes, on commercially reasonable terms or at all.

We are subject to a number of restrictive covenants which, if breached, may restrict our business and financing activities.

        Our new senior credit facilities and the indenture governing our new senior subordinated notes impose, and the terms of any future indebtedness may impose, operating and other restrictions on us. Such restrictions will affect, and in many respects limit or prohibit, among other things, our ability to:

  •
  incur additional debt;

  •
  pay dividends and make distributions;

  •
  issue stock of subsidiaries;

  •
  make certain investments;

  •
  repurchase stock;

  •
  create liens;

  •
  enter into affiliate transactions;

  •
  enter into sale-leaseback transactions;

  •
  merge or consolidate; and

  •
  transfer and sell assets.

        In addition, our new senior credit facilities include other more restrictive covenants and prohibit us from prepaying our other indebtedness, including our new senior subordinated notes, while borrowings under our new senior credit facilities are outstanding. Our new senior credit facilities also require us to achieve certain financial and operating results and maintain compliance with specified financial ratios. Our ability to comply with these ratios may be affected by events beyond our control.

        If we are unable to comply with the restrictions contained in the credit facilities, the lenders could:

  •
  declare all borrowings outstanding, together with accrued and unpaid interest, to be immediately due and payable;

  •
  require us to apply all of our available cash to repay the borrowings; or

  •
  prevent us from making debt service payments on the senior subordinated notes;

any of which would result in an event of default under our new senior subordinated notes. If we were unable to repay or otherwise refinance these borrowings when due, our lenders could sell the collateral securing our new senior credit facilities, which constitutes substantially all of our and our subsidiaries' assets. Although holders of the senior subordinated notes could accelerate the notes upon the acceleration of the obligations under our credit facilities, we cannot assure you that sufficient assets will remain after we have paid all the borrowings under our new senior credit facilities and any other senior debt to repay the senior subordinated notes.

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

Foreign Currency Risk

        Certain forecasted transactions, assets, and liabilities are exposed to foreign currency risk. We monitor our foreign currency exposures to maximize the overall effectiveness of our foreign currency derivatives. The principal currency of exposure is the Canadian dollar. From time to time we use foreign currency financial instruments, designated as hedging instruments under SFAS 133, to offset the impact of the variability in exchange rates on our operations, cash flows, assets and liabilities. The total notional amount of our outstanding Canadian dollar forward contracts at December 31, 2004 was $24.8 million.

        Our foreign currency derivative contracts provide only limited protection against currency risks. Factors that could impact the effectiveness of our currency risk management programs include accuracy of sales estimates, volatility of currency markets and the cost and availability of derivative instruments. For example, during 2004, we experienced an 8.2% adverse change in the Canadian Dollar. This resulted in a $10.2 million adverse impact on our 2004 earnings before taxes. This quantification of exposure to the market risk does not take into account the $4.2 million offsetting impact of derivative instruments in 2004.

        The counterparty to the foreign exchange contracts is a financial institution with an investment grade credit rating. The use of forward contracts protects our cash flows against unfavorable movements in exchange rates, to the extent of the amount under contract.

Raw Material/Commodity Price Risk

        We rely upon the supply of certain raw materials and commodities in our production processes and we have entered into firm purchase commitments for steel, aluminum, and natural gas. The exposures associated with these commitments are primarily managed through the terms of the sales, supply, and procurement contracts. Additionally, from time to time, we use commodity price swaps and futures contracts to manage the variability in certain commodity prices on our operations and cash flows. At December 31, 2004, we had no open commodity price swaps and futures contracts.

Interest Rate Risk

        We use long-term debt as a primary source of capital in our business. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for our long-term fixed-rate debt and other types of long-term debt at December 31, 2004. The weighted average interest rates are based on 12 month Libor in effect as of December 31, 2004:

	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
	(Dollars in Thousands)
Long-term Debt:
Fixed				$189,900		—	$189,900	$193,698
Avg. Rate				9.25%		—	9.25%
Variable	$1,900	$72,900	$224,300			—	$299,100	$299,035
Avg. Rate	6.63%	5.97%	7.27%			—	6.95%

        The following table presents the principal cash repayments and related weighted average interest rates by maturity date for our long-term fixed-rate debt and other types of long-term debt as refinanced on January 31, 2005:

	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
			(dollars in thousands)
Long-term Debt:
Fixed	$—	$—	$—	$—	$—	$275,000	$275,000	$275,000
Avg. Rate						8.50%	8.50%
Variable	$5,500	$5,500	$5,500	$5,500	$5,500	$460,525	$488,025	$488,025
Avg. Rate	4.65%	4.65%	4.65%	4.65%	4.65%	4.65%	4.65%

        We are exposed to the variability of interest rates on our variable rate debt. From time to time, we use financial instruments to hedge against increases in interest rates. As of December 31, 2004, no such contracts were outstanding.

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

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Directors and Executive Officers

        Set forth below is information concerning our directors and executive officers, including their respective ages as of March 4, 2005. KKR and Trimaran each have the right to appoint four and three members, respectively, to our board.

Name	Age	Position(s)
Terrence J. Keating	55	Director, President and Chief Executive Officer
Andrew M. Weller	58	Director, Executive Vice President/TTI Operations & Integration
John R. Murphy	54	Executive Vice President/Finance and Chief Financial Officer
David K. Armstrong	48	Senior Vice President/General Counsel and Corporate Secretary
James D. Cirar	58	Senior Vice President/Gunite and Brillion Operations
Elizabeth I. Hamme	54	Senior Vice President/Human Resources
Henry L. Taylor	50	Senior Vice President/Sales and Marketing
James H. Greene, Jr.	54	Director
Todd A. Fisher	39	Director
Frederick M. Goltz	33	Director
Jay R. Bloom	49	Director
Mark D. Dalton	43	Director
James C. Momtazee	33	Director

        Terrence J. Keating has served as Chief Executive Officer, President and a director of the Company since May 2002. He began his career with us in December 1996 and has formerly served as Vice President/Operations and Senior Vice President and General Manager/Wheels. Mr. Keating holds a B.S. in Mechanical Engineering Technology from Purdue University and an M.B.A. in Operations from Indiana University.

        Andrew M. Weller has served as Executive Vice President/TTI Operations & Integration and as a director since February 2005. Mr. Weller served as President and Chief Operating Officer of TTI from January 2000 to August 2004 and as TTI's President and Chief Executive Officer from August 2004 to January 2005. Mr. Weller also served as a director of TTI from September 1994 to January 2005. He formerly served as Executive Vice President and Chief Financial Officer of TTI from September 1994 to January 2000. Mr. Weller has also been Senior Managing Director of, and a partner in, TMB Industries since September 1994.

        John R. Murphy has served as Executive Vice President/Finance and Chief Financial Officer of the Company since March 1998. Mr. Murphy also serves as a director of O'Reilly Automotive, Inc., where he is the Chairman of its audit committee and a member of the governance/nominating committee. Mr. Murphy holds a B.S. in Accounting from the Pennsylvania State University and an M.B.A. from the University of Colorado.

        James D. Cirar has served as Senior Vice President/Gunite and Brillion Operations since February 2005. Mr. Cirar served as a director of TTI from January 2000 to January 2005. From January 2001 to January 2005, he served as an Executive Vice President of TTI and as the President and Chief Executive Officer of TTI's Foundry Group. From January 2000 through December 2000, Mr. Cirar served as a Senior Vice President of TTI and as the President and Chief Executive Officer of Gunite Corporation. Mr. Cirar was Chairman of Johnstown America Corporation and Freight Car Services, Inc. from September 1998 to June 1999 and Senior Vice President of Johnstown America Industries, Inc. from July 1997 to June 1999. Mr. Cirar is also a director of FreightCar America, Inc.

        David K. Armstrong has served as Senior Vice President/General Counsel and Corporate Secretary for the Company since October 1998. Mr. Armstrong holds a B.S. and MAcc in Accounting and a Juris Doctorate, all from Brigham Young University.

        Elizabeth I. Hamme has served as Senior Vice President/Human Resources since February 1995. Ms. Hamme holds a B.A. in Political Science and an M.A. in Adult Education from George Washington University.

        Henry L. Taylor has served as Senior Vice President/Sales and Marketing since July 2002. He formerly served as Vice President/Marketing from April 1996 to June 2002. Mr. Taylor holds a B.S. in Marketing and Management from the University of Nevada, Reno and has completed graduate courses in business at the University of Nevada, Reno, St. Louis University and Case Western University.

        James H. Greene, Jr. has been a director since January 1998. He has been a member of KKR & Co., L.L.C., the limited liability company which serves as the general partner to KKR, since January 1996. He is also a director of Alliance Imaging, Inc., Owens-Illinois, Inc., Shoppers Drug Mart Corporation, and Zhone Technologies, Inc.

        Todd A. Fisher has been a director since January 1998. He has been a member of KKR & Co., L.L.C. since January 2001 and was an executive of KKR from June 1993 to December 2000. Mr. Fisher is also a director of Alea Group Holding Ltd., BRW-Parent of Bristol West Holdings, Inc., Rockwood Specialties, Inc. and Vendex KBB N.V.

        Frederick M. Goltz has been a director since June 1999. He has been an executive of KKR since March 1995, with the exception of the period from July 1997 to July 1998 during which time he earned an MBA at INSEAD. Mr. Goltz is also a director of Texas Genco LLC.

        Jay R. Bloom has been a director since February 2005. From March 2000 to January 2005, Mr. Bloom served as a director of TTI. Mr. Bloom is a founder, and has served as a managing partner, of Trimaran Fund Management, L.L.C since February 1999. Mr. Bloom has also served as a managing director and vice chairman of CIBC World Markets Corp. since August 1995, and as co-head of the CIBC Argosy Merchant Banking Funds since August 1995. Mr. Bloom is also a director of Educational

Services of America, Inc., Norcross Safety Product L.L.C., FreightCar America, Inc., Norcraft Companies, L.P. and NSP Holdings, LLC. Mr. Bloom currently serves as a member of the Cornell University's Undergraduate Business Program Advisory Counsel, Performance Measures Task Force, Johnson Graduate School of Management Advisory Counsel and the Cornell University Council.

        Mark D. Dalton has been a director since February 2005. From March 2000 to January 2005, Mr. Dalton served as a director of TTI. Mr. Dalton has served as a managing director of Trimaran Fund Management, L.L.C since August 2001. From December 1996 to August 2001, Mr. Dalton served as a managing director in the Leveraged Finance Group of CIBC World Markets Corp. Mr. Dalton is also a director of FreightCar America, Inc.

        James C. Momtazee has been a director since March 2005. Mr. Momtazee has been an executive of KKR since 1996. Mr. Momtazee is also a director of Alliance Imaging, Inc.

Code of Ethics for CEO and Senior Financial Officers

        As part of our system of corporate governance, our Board of Directors has adopted a code of conduct that is applicable to all employees including our Chief Executive Officer and senior financial officers. The Accuride Code of Conduct is filed as Exhibit 14.1 to this Annual Report.

Audit Committee Financial Expert

        Accuride Corporation is a privately owned company. Our Board of Directors currently consists of representatives of our majority shareholder and management. None of the current members of the audit committee has been designated a "financial expert" as that term is used in the Sarbanes-Oxley Act of 2002, however, the Board of Directors believes that each of the current members of the Audit Committee is fully qualified to address any issues that are likely to come before the Committee, including the evaluation of our financial statements and supervision of our independent auditors. The Company intends to designate an audit committee financial expert in connection with its initial public offering.

Item 11.    Executive Compensation

        Compensation of Directors.    Members of the Board of Directors employed by the Company do not receive any separate compensation for services performed as a director. Those members of the Board of Directors not otherwise employed by the Company receive a $30,000 annual retainer. There is no separate compensation for service on the compensation or audit committees. See also "Item 13—Certain Relationships and Related Transactions."

Summary Compensation Table

        The following table sets forth information with respect to the compensation paid by the Company for services rendered during the year ended December 31, 2004 to the Chief Executive Officer and to

each of the four other most highly compensated executive officers of the Company (the "Named Executive Officers").

Long Term Compensation
		Annual Compensation						Awards		Payouts
Name and Principal Position	Year	Salary		Bonus		Other Annual Compensation (a)		Restricted Stock Award(s)	Securities Underlying Options/SARs	LTIP Payouts	All Other Compensation (b)
Terrence J. Keating(a) (President and Chief Executive Officer)	2004 2003 2002	$ $ $	365,137 330,000 282,920	$ $ $	289,988 352,249 139,432	$ $ $	26,232 10,066 11,940	— — —	30 — 318	— — —	$ $ $	300,000 119,423 74,907
John R. Murphy (Executive Vice President/Finance & CFO)	2004 2003 2002	$ $ $	296,480 283,500 275,625	$ $ $	248,642 374,092 267,300	$ $ $	16,992 9,499 10,111	— — —	25 — 203	— — —	$ $ $	337,817 120,769 91,312
David K. Armstrong (Senior Vice President and General Counsel)	2004 2003 2002	$ $ $	209,885 200,700 193,700	$ $ $	119,035 176,556 124,542	$ $ $	14,446 9,588 13,764	— — —	20 — 134	— — —	$ $ $	94,697 53,769 44,492
Elizabeth I. Hamme (Senior Vice President/Human Resources)	2004 2003 2002	$ $ $	187,355 179,160 172,965	$ $ $	106,260 157,607 111,236	$ $ $	9,603 9,479 10,252	— — —	20 — 134	— — —	$ $ $	190,715 52,930 36,682
Henry L. Taylor (Senior Vice President/Sales and Marketing)	2004 2003 2002	$ $ $	177,850 170,040 160,860	$ $ $	101,039 128,925 79,751	$ $ $	10,924 9,391 8,919	— — —	20 — 134	— — —	$ $ $	48,530 44,416 9,752

(a)
Compensation includes financial planning service fees, vacation sold, overseas travel incentive, and gross-ups on financial planning and gift certificate as follows:

	Year	Financial Planning Service Fees Plus Gross-up		Vacation Sold	Gift Certificate/ Award Plus Gross-up		Overseas Travel Incentive
Mr. Keating	2004 2003 2002	$ $ $	9,478 10,030 10,111	$16,754 — —	$	— 36 —	$	— — 1,829
Mr. Murphy	2004 2003 2002	$ $ $	9,478 9,355 10,111	$7,442 — —	$ $	71 144 —		— — —
Mr. Armstrong	2004 2003 2002	$ $ $	9,531 9,443 10,215	$4,863 — —	$ $ $	72 145 37	$	— — 3,512
Ms. Hamme	2004 2003 2002	$ $ $	9,531 9,443 10,215	— — —	$ $ $	72 36 37		— — —
Mr. Taylor	2004 2003 2002	$ $ $	9,478 9,355 8,882	$1,374 — —	$ $ $	72 36 37		— — —

(b)
Compensation includes contributions made by the Company to the employees' non-qualified retirement plans, qualified savings plan (company match and/or profit sharing), the Executive Life Insurance Plan (which provides employees with a bonus to pay for a universal life insurance policy that is fully owned by the employee), personal excess umbrella insurance coverage, distribution upon termination of supplemental savings plan, and gross-ups as set forth below:

	Year	Non-Qualified Retirement Plans Plus Gross-Up		Company Match & Profit Sharing		ELIP Premiums Plus Gross-up		Umbrella Insurance Premium Plus Gross-up		Distribution Upon Termination of Supplemental Savings Plan
Mr. Keating	2004 2003 2002	$ $ $	78,427 69,017 35,689	$ $ $	20,493 25,681 5,000	$ $ $	43,653 22,607 32,277	$ $ $	2,297 2,118 1,941	$155,130 — —
Mr. Murphy	2004 2003 2002	$ $ $	48,119 63,728 52,695	$ $ $	18,328 25,148 5,000	$ $ $	29,775 29,775 29,775	$ $ $	2,297 2,118 3,842	$239,298 — —
Mr. Armstrong	2004 2003 2002	$ $ $	12,918 17,969 15,008	$ $ $	14,012 19,383 4,615	$ $ $	15,000 15,000 14,654	$ $ $	1,446 1,417 10,215	$51,321 — —
Ms. Hamme	2004 2003 2002	$ $ $	10,252 15,823 12,214	$ $ $	12,886 17,069 4,324	$ $ $	18,621 18,621 18,203	$ $ $	1,446 1,417 1,941	$147,510 — —
Mr. Taylor	2004 2003 2002	$ $ $	8,487 9,946 5,108	$ $ $	12,848 16,058 3,490	$ $	17,005 17,005 —	$ $ $	1,436 1,407 1,154	$8,754 — —

        The following table gives information for options exercised by each of the Named Executive Officers in 2004 and the value (stock price less exercise price) of the remaining options held by those executive officers at year end, using management's estimate of the Common Stock value on December 31, 2004.

Aggregated Option/SAR Exercises in Last Fiscal Year
and Fiscal Year-End Option/SAR Values

			Number of Securities Underlying Unexercised Options/SARs at Fiscal Year-End		Value of Unexercised In-the-Money Options/SARs at Fiscal Year-End(a)
Name	Shares Acquired on Exercise	Value Realized
			Exercisable	Unexercisable	Exercisable	Unexercisable
Terrence Keating	0	$0	306.0	106.0	—	—
John R. Murphy	0	$0	289.9	78.2	—	—
David K. Armstrong	0	$0	165.5	52.5	—	—
Elizabeth I. Hamme	0	$0	165.5	52.5	—	—
Henry L. Taylor	0	$0	165.5	52.5	—	—

(a)
The value of the shares underlying the options as of December 31, 2004 is not in excess of the base price. There is no established trading market for our Common Stock.

Pension Plan Disclosure

        The Accuride Cash Balance Pension Plan (the "Retirement Plan") covers certain employees of the Company. Under the Retirement plan, each participant has a "cash balance account" which is established for bookkeeping purposes only. Each year, each participant's cash balance account is credited with a percentage of the participant's earnings (as defined in the Retirement Plan). The percentage ranges from 2% to 11.5%, depending on the participant's age, years of service and date of participation in the Retirement Plan. If a participant has earnings above the Social Security taxable wage base ("excess earnings"), then an additional 2% of the excess earnings amount is credited to the participant's account. Participants' accounts also are credited with interest each year, based upon the rates payable on certain U.S. Treasury debt instruments. Employees first becoming participants after January 1, 1998 also receive an additional credit for their first year of service.

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

        The estimated annual benefits payable upon retirement at normal retirement age (assuming continued compensation at the present amounts until normal retirement age, crediting of interest at a 6% rate and disregarding future cost-of-living increases in the Social Security wage base and qualified plan compensation and benefit limits), for each of the following Named Executive Officers are:

Terrence J. Keating	$44,000
John R. Murphy	$44,300
David K. Armstrong	$66,000
Elizabeth I. Hamme	$44,800
Henry L. Taylor	$56,700

1998 Stock Purchase and Option Plan

        In early 1998, we adopted the 1998 Stock Purchase and Option Plan for Employees of Accuride Corporation and Subsidiaries (the "1998 Plan"). The 1998 Plan provides for the issuance of a maximum of 3,247 shares of Common Stock, subject to adjustment to reflect certain events such as stock dividends, stock splits, recapitalizations, mergers or reorganizations of, or by, the Company. The 1998 Plan is intended to assist the Company and its Subsidiaries in attracting and retaining employees of outstanding ability and to promote the identification of their interests with those of the stockholders of the Company.

        Any officer or full-time employee of the Company or a Subsidiary is eligible to be selected by the Compensation Committee of the Board of Directors ("Committee") to participate in the 1998 Plan. The 1998 Plan permits the Committee to grant shares of Common Stock in the form of either (i) Purchase Shares, subject to conditions or restrictions on the participant's right to sell or transfer the shares ("Purchase Stock") or (ii) Non-Qualified Stock Options ("Options") to purchase shares of Common Stock subject to conditions and limitations as established by the Committee. Collectively the grant of Purchase Stock and Options are referred to herein as a "Plan Grants". The 1998 Plan will expire ten years after it was approved by the Company's shareholders, unless sooner terminated by the Company's Board of Directors. Any termination of the 1998 Plan will not affect the validity of any Plan Grant outstanding on the date of the termination.

        The Committee administers the Plan, including, without limitation, the determination of the employees to whom Plan Grants will be made, the number of shares of Common Stock subject to each Plan Grant, and the various terms of Plan Grants, provided that, neither the exercise price of an Option, nor the purchase price for Purchase Stock may be less than 50% of the market value of the

Common Stock on the date of grant. The Committee may from time to time amend the terms of any Plan Grant, but, except for adjustments made upon a change in the Common Stock by reason of a stock split, spin-off, stock dividend, stock combination or reclassification, recapitalization, reorganization, consolidation, change of control, or similar event, such action shall not adversely affect the rights of any participant under the 1998 Plan with respect to a Plan Grant without a participant's consent. The Board of Directors retains the right to amend, suspend or terminate the 1998 Plan.

Severance Agreements

        Accuride has entered into severance agreements with certain senior management employees, including the Named Executive Officers, pursuant to which in the event of any such employee's termination "without cause" or "for good reason" (as defined therein) we will pay such employee one year's base salary.

        In addition to the severance agreements described above, Accuride has entered into change-in-control agreements with senior management employees, including the Named Executive Officers, and certain other key executives of the Company. Under these agreements, each participating executive is entitled to severance benefits if his or her employment with the Company is terminated within eighteen months of a change in control of the Company (as defined in the agreement) either by the employee for good reason or by the Company for any reason other than cause, disability, normal retirement, or death. In the event of a covered termination, (a) severance benefits for Tier I (Messrs. Keating and Murphy) include a payment equal to 300% of the employee's salary plus average incentive compensation award over the prior three years, (b) severance benefits for Tier II (Messrs. Armstrong, Taylor and Ms. Hamme) include a payment equal to 200% of the employee's salary plus average incentive compensation award over the prior three years, (c) severance benefits for Tier III (other key executives) include a payment equal to 100% of the employee's salary. The agreements also provide for the continuance of certain other benefits, including health insurance coverage until the earlier of the employee becoming eligible for coverage by a subsequent employer or the expiration of 18 months from the date of termination. Any payment received under the change-in-control agreement shall be reduced by the full amount of any payments to which the executive may be entitled due to termination pursuant to any other Company severance policy.

Employment Agreements

        In connection with the TTI merger, we entered into employment agreements with Messrs. Weller, Cirar and Mueller. The Weller and Cirar agreements have a one year term commencing January 31, 2005. Mr. Weller will serve as Executive Vice President/TTI Operations & Integration with a base salary of $550,000, plus bonus, option grants and other benefits comparable to our other senior executives. Mr. Cirar will serve as Senior Vice President/Gunite & Brillion Operations with a base salary of $443,000, plus $44,300 bonus opportunity, option grants and other benefits comparable to our other senior executives. Mr. Mueller will continue to serve as Vice President, Treasurer and Chief Financial Officer of TTI, with a base salary of $265,000, plus an incentive bonus of up to $100,000 and other benefits comparable to senior TTI executives. Both Messrs. Weller and Cirar may voluntarily terminate their employment for any reason, or no reason during the period from December 15, 2005 through January 15, 2006 and such termination will be treated as a termination for "good reason" for purposes of determining severance payments. If Mr. Weller's employment is terminated without cause or for "good reason" at any time prior to August 2, 2007, he will receive (1) a lump sum cash payment equal to two times the sum of his base salary and the greater of his target bonus under the Accuride annual incentive compensation plan, his target bonus in 2004 from TTI or the average bonus he received for each of 2002, 2003 and 2004 from TTI, (2) continuation of medical, dental, life and other employee welfare benefits for a period of three years and (3) continuation of all executive perquisites for a period of three years. Additionally, if Mr. Weller's employment is terminated for any reason other than cause, he, his spouse at such time and his dependents will be able to continue receiving benefits under Accuride's medical and dental plans without any cost for life. If Mr. Cirar's employment is terminated without cause or for "good reason" prior to August 2, 2007, he will receive (1) a lump sum cash payment of $1,772,000, (2) continuation of medical, dental, life and other employee welfare benefits for three years and (3) continuation of all executive perquisites for a period of three years. All three employment agreements contain three year post-employment non-compete and nonsolicitation provisions of either customers or employees for which Mr. Weller will receive a lump sum payment equal to his base salary and target bonus for the year of his termination for which and Messrs. Cirar and Mueller will receive cash payments of $886,000 and $530,000, respectively. We may terminate Mr. Mueller's employment at any time, with or without cause. If Mr. Mueller's employment is terminated without cause or if Mr. Mueller terminates his employment for any reason after April 30, 2005, then Mr. Mueller will receive a lump sum cash payment equal to $825,000. Further, Mr. Mueller and his dependents may continue to participate in all medical and dental benefit plans applicable to executive employees of TTI and Gunite until Mr. Mueller becomes eligible to receive medical or dental coverage under another employer's group health plan or the third anniversary of the end of Mr. Mueller's employment with TTI.

Employee Equity Arrangements

        Pursuant to the 1998 Plan, we sold Plan-Purchase Stock and issued Plan-Options to selected employees, including the Named Executive Officers, which represent, in the aggregate, approximately 11.8% of the fully diluted Common Stock (of which the Named Executive Officers will hold approximately 41.1%). In connection with such arrangements, the Company and each such employee entered into an Employee Stockholders' Agreement and a Stock Option Agreement. The Employee Stockholders' Agreement (i) places restrictions on each such employee's ability to transfer shares of Plan-Purchase Stock and Common Stock acquired upon exercise of the Plan-Options, including a right of first refusal in favor of the Company, (ii) provides each such employee the right to participate pro rata in certain sales of Common Stock by Hubcap Acquisition or its affiliates and (iii) provides Hubcap Acquisition and its affiliates the right to require each such employee to participate pro rata in certain sales of Common Stock by Hubcap Acquisition or its affiliates. The Stockholders' Agreement also grants (subsequent to an initial public offering of the Common Stock) piggyback registration rights to each such employee pursuant to a registration rights agreement between Hubcap Acquisition and the Company. In addition, the Employee Stockholders' Agreement gives us the right to purchase shares and options held by each such employee upon termination of employment for any reason and permits each such employee to sell stock and options in the event of death, disability or retirement after turning 65 years of age.

Compensation Committee Interlocks and Insider Participation

        Messrs. Greene, Fisher, and Goltz, with Mr. Greene as Chairman, serve as the members of the Compensation Committee of the Board of Directors of the Company. Messrs. Greene and Fisher are members of KKR 1996 GP L.L.C., which beneficially owns 87% of Accuride, and members of KKR & Co., L.L.C., which serves as general partner of KKR. Mr. Goltz is an executive of KKR & Co., L.L.C. (See "Item 13—Certain Relationships and Related Party Transactions.")

Item 12.    Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth information regarding the beneficial ownership of shares of our common stock as of March 4, 2005 by each person, entity or group known by us to beneficially own more than 5% of our common stock; each of our named executive officers; each of our directors; and all of our executive officers and directors as a group. This information excludes up to a maximum of 1,933.2 additional shares of our common stock issuable upon the completion of our stock offering, such amount to be determined by the initial public offering price, together with TTI's achievement of certain performance goals during the first quarter of 2005.

        Beneficial ownership is determined in accordance with the rules and regulations of the SEC. Under these rules, a person is deemed to beneficially own a share of our common stock if that person has or shares voting power or investment power with respect to that share, or has the right to acquire beneficial ownership of that share within 60 days, including through the exercise of any option, warrant or other right or the conversion of any other security. More than one person may be considered to beneficially own the same shares. Percentage of beneficial ownership is based on 38,279 shares of common stock outstanding as of March 4, 2005 (including 13,476 shares issued in connection with the TTI merger). Shares of our common stock subject to options which are currently exercisable within 60 days of the date of this prospectus are deemed outstanding for computing the percentage of the person or entity holding such securities but are not deemed outstanding for computing the percentage of any other person or entity. Shares of our common stock issuable in connection with the TTI merger upon the closing of the initial public offering and TTI's achievement of certain performance goals are not included in the number of shares beneficially owned and are not deemed outstanding for computing the percentage of the person or entity entitled to receive such securities.

        As of March 4, 2005, we had 71 holders of record of our common stock. Unless otherwise indicated in a footnote, the persons named in the tables below have sole voting and investment power with respect to all shares of common stock shown as being beneficially owned by them.

	Common Stock Beneficially Owned(1)
Name and Address of Beneficial Owner
	Number	Percentage
5% Stockholders:
KKR 1996 GP L.L.C.(2) c/o Kohlberg Kravis Roberts & Co. L.P. 9 West 57th Street New York, New York 10019	21,600.0	56.4%
Entities affiliated with Trimaran Investments II, L.L.C.(3) c/o Trimaran Capital Partners 425 Lexington Avenue, 3rd Floor New York, New York 10017	9,779.2	25.5%
RSTW Partners III, L.P.(4) 5847 San Filipe Houston, Texas 77057	2,400.0	6.3%
Entities affiliated with Albion Alliance LLC(5) c/o Albion Alliance LLC 1345 Avenue of the Americas, 37th Floor New York, New York 10105	1,925.0	5.0%
Directors and Executive Officers:
James H. Greene, Jr.(2)	21,600.0	56.4%
Todd A. Fisher(2)	21,600.0	56.4%
Frederick M. Goltz(2)	0	*
James C. Momtazee(2)	0	*
Jay R. Bloom(3)(6)	10,780.7	28.2%
Mark D. Dalton(3)	9,779,2	25.5%
John R. Murphy(7)	359.8	*
Terrence J. Keating(8)	346.0	*
David K. Armstrong(9)	205.5	*
Elizabeth I. Hamme(10)	205.5	*
Henry L. Taylor(11)	205.5	*
Andrew M. Weller(12)	84.2	*
All current directors and executive officers as a group (13 persons)(13)	33,852.6	88.4%

*
Less than 1%.

(1)
Excludes up to a maximum of 1933.17 additional shares of common stock issuable to the former stockholders of TTI upon the completion of our stock offering, such amount to be determined by the initial public offering price, together with TTI's achievement of certain performance goals during the first quarter of 2005.

(2)
Shares of common stock shown as beneficially owned by KKR 1996 GP L.L.C. are held by Hubcap Acquisition. KKR 1996 GP L.L.C. is the sole general partner of KKR Associates 1996 L.P., which is the sole general partner of KKR 1996 Fund L.P. KKR 1996 Fund L.P. is one of two members of Hubcap Acquisition and owns more than a 95% equity interest in Hubcap Acquisition. KKR 1996 GP L.L.C. is a limited liability company, the managing members of which are Messrs. Henry R. Kravis and George R. Roberts, and the other members of which are Messrs. Paul E. Raether,

  Michael W. Michelson, James H. Greene, Jr., Edward A. Gilhuly, Perry Golkin, Scott M. Stuart, Johannes P. Huth, Todd A. Fisher, Alexander Navab, Jr., Reinhard Gorenflos and Marc Lipschultz. Messrs. Greene and Fisher are members of our board of directors. Each of such individuals may be deemed to share beneficial ownership of any shares beneficially owned by KKR 1996 GP L.L.C. Each of such individuals disclaims beneficial ownership. Messrs. Frederick M. Goltz and James C. Momtazee are members of our board of directors and are also executives of KKR. Messrs. Goltz and Momtazee disclaim that they are the owners (beneficial or otherwise) of any shares beneficially owned by KKR Associates 1996 L.P.

(3)
Shares beneficially held by entities affiliated with Trimaran Investments II, L.L.C. were acquired in the TTI merger. Messrs. Bloom and Dalton are associated with Trimaran Capital Partners. Mr. Dalton disclaims any beneficial ownership of such common stock. Mr. Bloom is a managing member of Trimaran Investments II, L.L.C., the managing member of Trimaran Fund II, L.L.C., Trimaran Parallel Fund II, L.P., Trimaran Capital, L.L.C., TTI Securities Acquisition, L.L.C., CIBC Employee Private Equity Fund (Trimaran) Partners and CIBC Capital Corporation, which hold 1,812.7, 763.2, 117.1, 4,618.2, 1,180.3 and 1,287.7 shares of our common stock, respectively. As a result, Mr. Bloom may be deemed to beneficially own all of the shares of common stock held directly or indirectly by these entities. Mr. Bloom has investment and voting power with respect to shares owned by these entities but disclaims beneficial ownership of such shares except with respect to approximately 39.0 of the shares owned by Trimaran Capital, L.L.C. The entities affiliated with Trimaran Capital Partners may also receive up to 1,302.2 shares of common stock upon the occurrence of certain events, including the completion of the initial public offering, and TTI's achievement of certain performance goals.

(4)
RSTW Management, L.P. is the sole general partner of RSTW Partners III, L.P.; Rice Mezzanine Corporation ("RMC") is the general partner of RSTW Management, L.P. RMC is a subchapter S-Corporation, the shareholders of which are Messrs. Don K. Rice, Jeffrey P. Sangalis, Jeffrey A. Toole and James P. Wilson. Each of such individuals may be deemed to share beneficial ownership of any shares beneficially owned by RSTW Partners III, L.P. Each of such individuals disclaims beneficial ownership.

(5)
Albion Alliance LLC has investment control over Albion Alliance Mezzanine Fund, L.P., Albion Alliance Mezzanine Fund II, L.P and Albion/TTI Securities Acquisition LLC. Albion Alliance Mezzanine Fund, L.P. beneficially owns 500.7 shares of our common stock (1.3%) before the offering, not including up to 130.2 shares of common stock issuable upon the occurrence of certain events, including the public offering contemplated by this prospectus, and TTI's achievement of certain performance goals. Albion Alliance Mezzanine Fund II, L.P. beneficially owns 500.7 shares of our common stock (1.3%), not including up to 130.2 shares of common stock issuable upon the occurrence of certain events, including the public offering contemplated by this prospectus, and TTI's achievement of certain performance goals. Albion/TTI Securities Acquisition LLC beneficially owns 923.6 shares of our common stock (2.4%).

(6)
Caravelle Investment Fund, L.L.C., which beneficially holds 1,000.9 shares of common stock, is an investment fund managed by Mr. Bloom and associates. As a managing member of Trimaran Advisors, L.L.C., the investment advisor to Caravelle Investment Fund, L.L.C., Mr. Bloom may be deemed to beneficially own all of the shares of common stock held directly or indirectly by Caravelle Investment Fund, L.L.C. Mr. Bloom has investment and voting power with respect to the shares owned by Caravelle Investment Fund, L.L.C., but disclaims beneficial ownership of such shares. The managing member and investment advisor of Caravelle Investment Fund, L.L.C. is an affiliate of Trimaran. The number of shares of common stock beneficially owned by Caravelle Investment Fund, L.L.C. does not include 260.5 shares of common stock issuable upon the occurrence of certain events, including the public offering contemplated by our prospectus, and

  TTI's achievement of certain performance goals. The address of Caravelle Investment Fund, L.L.C. is 425 Lexington Avenue, New York, NY 10017.

(7)
Includes 131.5 shares, which are subject to an option to purchase such shares from the Company at $5,000 per share, and 158.35 shares which are subject to an option to purchase such shares from the Company at $1,750 per share.

(8)
Includes 60.0 shares, which are subject to an option to purchase such shares from the Company at $5,000 per share, and 246.0 shares which are subject to an option to purchase such shares from the Company at $1,750 per share.

(9)
Includes 60 shares, which are subject to an option to purchase such shares from the Company at $5,000 per share, and 105.5 shares which are subject to an option to purchase such shares from the Company at $1,750 per share.

(10)
Includes 60 shares, which are subject to an option to purchase such shares from the Company at $5,000 per share, and 105.5 shares which are subject to an option to purchase such shares from the Company at $1,750 per share.

(11)
Includes 60 shares, which are subject to an option to purchase such shares from the Company at $5,000 per share, and 105.5 shares which are subject to an option to purchase such shares from the Company at $1,750 per share.

(12)
Does not include up to 7.3 shares of common stock issuable upon the occurrence of certain events, including the initial public offering, and TTI's achievement of certain performance goals.

(13)
Includes shares that may be deemed to be beneficially held by Messrs. Greene, Fisher, Goltz and Momtazee due to their relationships with KKR 1996 GP L.L.C. and by Messrs. Bloom and Dalton due to their relationships with Trimaran and Caravelle Investment Fund, L.L.C. Mr. Cirar, who holds 65.32 shares, is also included as an executive officer. Does not include 1,579 shares of our common stock issuable to Trimaran, Caravelle Investment Fund, L.L.C., and Messrs. Bloom, Cirar and Weller upon the occurrence of certain events and TTI's achievement of certain performance goals. Also includes 1092.3 shares of common stock issuable upon the exercise of fully exercisable option. The total number of shares listed does not double count the shares that may be beneficially attributable to more than one person.

Item 13. Certain Relationships and Related Party Transactions

Registration Rights Agreement

        In connection with the TTI merger, Accuride, Hubcap Acquisition L.L.C., an affiliate of KKR 1996 GP L.L.C., and certain other parties agreed to amend and restate the January 21, 1998 registration rights agreement between the Company and Hubcap. The amended and restated registration rights agreement became effective on January 31, 2005 and terminated the January 21, 1998 registration rights agreement. The amended and restated registration rights agreement provides that affiliates of KKR, including, without limitation, Hubcap Acquisition, have the right, under certain circumstances and subject to certain conditions, to require us to register under the Securities Act shares of our common stock held by them. The amended and restated registration rights agreement also provides that, upon the closing of the initial public offering, affiliates of Trimaran Capital Partners, including, without limitation, TTI Securities Acquisition, LLC, will have the right, under certain circumstances and subject to certain conditions, to require us to register under the Securities Act shares of our common stock held by them. Upon initiation of a "demand" registration by the affiliates of either KKR or Trimaran Capital Partners, the remaining parties to the amended and restated registration rights agreement may participate in the registered offering subject to certain limitations. The amended and restated registration rights agreement provides, among other things, that we will pay all expenses in connection with any demand registration requested by the KKR affiliates and the Trimaran Capital Partners affiliates and in connection with any registration commenced by us as a primary offering in which a party to the amended and restated registration rights agreement participates through "piggyback" registration rights granted under the amended and restated registration rights agreement. The parties to the amended and restated registration rights agreement acknowledged the registration rights of RSTW Partners III, pursuant to a January 21, 1998 Stockholders' Agreement, as explained below, and certain members of Accuride management and certain employees that are parties to stockholder's agreements pursuant to the 1998 Stock Purchase and Option Plan for Employees of Accuride Corporation & its Subsidiaries also as explained below.

Stockholders' Agreement

        We entered into a January 21, 1998 Stockholders' Agreement by and among Accuride, Hubcap Acquisition and RSTW Partners III (as successor-in-interest to Phelps Dodge Corporation) that imposes certain restrictions on RSTW Partners III's ability to transfer shares of our common stock. Under the January 21, 1998 Stockholders' Agreement, RSTW Partners III has the right to participate pro rata in certain sales of common stock by Hubcap Acquisition or its affiliates, including sales by Hubcap Acquisition in our initial public offering, and Hubcap Acquisition or its affiliates has the right to require RSTW Partners III to participate pro rata in certain sales by Hubcap Acquisition or its affiliates. The January 21, 1998 Stockholders' Agreement also grants certain demand (subsequent to an initial public offering of the common stock) and piggyback registration rights to RSTW Partners III.

Stockholder's Agreements under the 1998 Plan

        Pursuant to the terms of the 1998 Stock Purchase and Option Plan for Employees of Accuride Corporation and Subsidiaries, we entered into Stockholder's Agreements with certain members of our management team. Each of the Stockholder's Agreements imposes certain restrictions on a party's ability to transfer shares of our common stock. The Stockholder's Agreements also provide certain "piggyback" registration rights equivalent to those granted under the January 31, 2005 amended and restated registration rights agreement, including, subject to certain restrictions and limitations, the right to participate in public offerings pursuant to an effective registration statement relating to shares of common stock held by Hubcap Acquisition or its affiliates. See "Item 11—Executive Compensation—Employee Equity Arrangements".

2005 Shareholder Rights Agreement

        In connection with the TTI merger, we entered into a Shareholder Rights Agreement with certain of our stockholders, including certain KKR and Trimaran affiliates. The Shareholder Rights Agreement grants, subject to certain share ownership requirements, Hubcap Acquisition L.L.C., an affiliate of KKR, and certain Trimaran affiliates (or the permitted transferees of Hubcap Acquisition and the Trimaran affiliates) the right to designate directors to our board of directors, audit committee and compensation committee. Prior to the initial public offering, the Trimaran entities have the right to designate three individuals to, and Hubcap Acquisition may designate the remaining members of, our board of directors, each so long as they respectively hold at least 10% of our fully diluted capitalization, and the Trimaran entities have the right to designate one member to each of our audit and compensation committees. Following the initial public offering, we, subject to the fiduciary duties of our board of directors, agreed to use our reasonable best efforts to take such actions as are necessary to nominate certain individuals designated by Hubcap Acquisition L.L.C., an affiliate of KKR, and certain Trimaran affiliates as directors and solicit proxies in favor of the election such individuals. As provided in the Shareholder Rights Agreement, Hubcap Acquisition (and its permitted transferees) may designate (i) four directors so long as it holds at least 30% of our fully diluted capitalization, (ii) three directors so long as it holds at least 25%, but less than 30%, of our fully diluted capitalization, (iii) two directors so long as it holds at least 15%, but less than 25%, of our fully diluted capitalization and (iv) one director so long as it holds at least 10%, but less than 15%, of our fully diluted capitalization. Also following the initial public offering, certain Trimaran affiliates may designate (i) four directors so long as they hold at least 30% of our fully diluted capitalization, (ii) three directors so long as they hold at least 25%, but less than 30%, of our fully diluted capitalization, (iii) two directors so long as they hold at least 15%, but less than 25%, of our fully diluted capitalization and (iv) one director so long as they hold at least 10%, but less than 15%, of our fully diluted capitalization. The Trimaran affiliates' share ownership percentage is based on the shares of our common stock held by Trimaran Capital, L.L.C., Trimaran Fund II, L.L.C., Trimaran Parallel Fund II, L.P., CIBC Employee Private Equity Fund (Trimaran) Partners, TTI Securities Acquisition, L.L.C. and CIBC Capital Corporation, and any person to whom such entities transfer shares of Accuride common stock in compliance with the Shareholder Rights Agreement. The Shareholder Rights Agreement also imposes certain restrictions on each party's ability to transfer shares of our common stock.

Management Services Agreement

        In connection with the TTI merger, we entered into a management services agreement with KKR and Trimaran Fund Management L.L.C., or TFM, pursuant to which we retained KKR and TFM to provide management, consulting and financial services to Accuride of the type customarily performed by investment companies to its portfolio companies. In exchange for such services, we agreed to pay an annual fee in the amount equal to $665,000 to KKR and $335,000 to TFM. In addition, we will reimburse KKR and TFM, and their respective affiliates, for all reasonable out-of-pocket expenses incurred in connection with such retention, including travel expenses and expenses of legal counsel. We may terminate the management services agreement with respect to either KKR or TFM when one or both parties no longer has the right to appoint one or more members to our board of directors pursuant to the terms of the Shareholder Rights Agreement that we entered in connection with the TTI merger. Additionally, the management services agreement will automatically terminate upon a change of control as provided in the Shareholder Rights Agreement.

TMB Industries Relationship

        Prior to the TTI merger, through TMB Industries, or TMB, members of TTI management, including Messrs. Weller and Cirar, held ownership interests in, and in certain instances were directors of, privately-held companies. These privately held companies paid management fees to TMB, a portion of which were distributed to certain TTI executive officers. TTI provided certain administrative services and corporate facilities to TMB and such privately held companies and billed them for reimbursement of the related costs, which TTI recorded as offsets to its selling, general and administrative expenses. TTI received reimbursements totaling approximately $0.5 million for 2004. Given that certain of these privately held companies have similar customers as TTI, TTI also provided certain selling and marketing services through its OEM sales coverage personnel and received reimbursements for their allocable share of the related costs. Following the TTI merger, through TMB, Messrs. Weller and Cirar continue to hold ownership interests in privately-held companies. There also exists a limited amount of intercompany supply of product on an arm's-length basis between privately held companies affiliated with TMB and Accuride. Following the TTI merger, Accuride continues to lease certain corporate facilities to TMB, but it has otherwise discontinued TTI's prior relationship with TMB.

KKR Relationship

        As of March 4, 2005, KKR 1996 GP L.L.C. beneficially owned approximately 56.4% of our outstanding shares of common stock (including shares of our common stock issuable upon the occurrence of certain events, including the initial public offering, and TTI's achievement of certain performance goals). See "Item 12—Security Ownership of Certain Beneficial Owners and

Management." The managing members of KKR 1996 GP L.L.C. are Messrs. Henry R. Kravis and George R. Roberts and the other members of which are Messrs. Paul E. Raether, Michael W. Michelson, James H. Greene, Jr., Edward A. Gilhuly, Perry Golkin, Scott M. Stuart, Johannes P. Huth, Todd A. Fisher and Alexander Navab, Jr. Messrs. Greene and Fisher are also members of our board of directors, as are Frederick M. Goltz and James C. Momtazee who are executives of KKR & Co., L.L.C. Each of the members of KKR 1996 GP L.L.C. is also a member of KKR & Co., L.L.C, which serves as the general partner of KKR.

        Pursuant to the management services agreement described above, KKR has agreed to render management, consulting and financial services to us for an annual fee of $665,000.

Trimaran Relationship

        As of March 4, 2005, entities affiliated with Trimaran Investments II, L.L.C. beneficially owned approximately 25.5% of our outstanding shares of common stock. See "Item 12—Security Ownership of Certain Beneficial Owners and Management." Trimaran Investments II, L.L.C. is controlled by Messrs. Jay R. Bloom, Andrew R. Heyer and Dean C. Kehler.

        Pursuant to the management services agreement described above, Trimaran Fund Management has agreed to render management, consulting and financial services to us for an annual fee of $335,000.

TTI Merger

        Mr. Bloom and Mr. Dalton are each associated with Trimaran Investments II, L.L.C., which, as of March 4, 2005 beneficially owned 25.5% of our outstanding common stock (excluding up to a maximum of 1,933.17 additional shares of common stock of the combined company issuable to the former stockholders of TTI upon the completion of our stock offering, such amount to be determined by the initial public offering price, together with TTI's achievement of certain performance goals during the first quarter of 2005). Mr. Bloom disclaims beneficial ownership in the shares beneficially owned by Trimaran Investments II, L.L.C., except for approximately 39.0 shares, or approximately 0.1%, held by Trimaran Capital, L.L.C. Mr. Dalton disclaims any beneficial ownership in shares beneficially owned by Trimaran Investments II, L.L.C. Further, Mr. Bloom is associated with Trimaran Advisors, L.L.C., the investment advisor to Caravelle Investment Fund, L.L.C., which as of March 4, 2005 beneficially owned approximately 2.6% of our outstanding common stock (excluding shares issuable upon the occurrence of certain events, including the offering contemplated by this prospectus, and the achievement of certain performance goals). Mr. Bloom disclaims beneficial ownership of the shares beneficially owned by Caraville Investment Fund, L.L.C. Each of Messrs. Weller and Cirar beneficially owns approximately 0.2% and 0.2%, respectively, of our common stock as a result of the TTI merger. See "Item 12—Security Ownership of Certain Beneficial Owners and Management."

        Each of KKR and Trimaran received a $5.0 million transaction fee for, among other things, negotiating the TTI merger, conducting due diligence and arranging financing. In addition, the costs and expenses incurred by KKR and Trimaran in connection with the TTI merger were paid by Accuride and TTI, respectively.

Stock Option Grants

        Concurrently with the consummation of the offering, we intend to issue options to purchase up to an aggregate of 718,065 shares (on a post-split basis which will give effect to a 591-for-one stock split) of our common stock to our employees under our new Incentive Plan at an exercise price equal to the initial offering price of our common stock. One half of such options will vest and become exercisable, for so long as the recipient of the option continues to provide services to us, in equal annual installments over a four-year period on each anniversary of the grant date. The other half of such options will vest upon the achievement of certain annual performance objectives. Of the options to purchase up to an aggregate of 718,065 shares of our common stock granted to our employees under our new Incentive Plan, we intend to grant options to purchase an aggregate of 529,080 shares to our executive officers in the amounts listed below:

Name	Shares Subject to Options
Terrence J. Keating	118,200
Andrew M. Weller	88,650
John R. Murphy	88,650
David K. Armstrong	56,145
James D. Cirar	56,145
Elizabeth I. Hamme	56,145
Henry L. Taylor	56,145

        Concurrently with the consummation of the offering, we also intend to issue options to purchase an aggregate of 111,200 shares of our common stock (on a post-split basis), to our non-employee directors under the Incentive Plan at an exercise price equal to the fair market value of our common stock on the date of grant. We anticipate that the exercise price will be $18.00 per share. Such options will vest and become exercisable in one-third increments over a three-year period on each anniversary of the date of grant.

Indemnification of Directors and Officers

        Our certificate of incorporation and bylaws provide that we will indemnify each of our directors and officers to the fullest extent permitted by the Delaware General Corporation Law. Furthermore, we plan on entering into indemnification agreements with each of our directors and officers.

Item 14. Principal Accountant Fees and Services

Audit Fees

        Fees for audit services totaled approximately $0.6 million in 2004 and approximately $0.5 million in 2003, including fees associated with the annual audit, the reviews of the Company's quarterly reports on Form 10-Q, and statutory audits required internationally.

Audit Related Fees

        Fees for audit related services totaled approximately $0.9 million in 2004 and approximately $0.1 million in 2003. Audit related services in 2004 principally include acquisition and due diligence services in connection with the acquisition of TTI and services rendered in connection with the initial public offering totaling $0.8 million and accounting consultation and audits of benefit plans of $0.1 million in 2003 and 2004.

Tax Fees

        Fees for tax services, including tax compliance, tax advice, tax planning, and transfer pricing studies totaled approximately $0.4 million in 2004 and $0.8 million in 2003.

All Other Fees

        Fees for all other services not described above totaled approximately $0.3 million in 2004 and $0.1 million in 2003.

        The Audit Committee's policy is to pre-approve all audit and non-audit services provided by the independent auditors. Since May 6, 2003, the Audit Committee has approved 100% of the services described under Audit-Related Fees, Tax Fees, and All Other Fees.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)
The following constitutes a list of Financial Statements and Financial Statement Schedules required to be included in this report:

        1.    Financial Statements

    The following financial statements of the Registrant are filed herewith as part of this report:

    Report of Independent Registered Public Accounting Firm.

    Consolidated Balance Sheets—December 31, 2004 and December 31, 2003.

    Consolidated Statements of Operations—Years ended December 31, 2004, December 31, 2003, and December 31, 2002.

    Consolidated Statements of Stockholders' Equity (Deficiency)—Years ended December 31, 2004, December 31, 2003, and December 31, 2002.

    Consolidated Statements of Cash Flows—Years ended December 31, 2004, December 31, 2003, and December 31, 2002.

    Notes to Consolidated Financial Statements—Years ended December 31, 2004, December 31, 2003, and December 31, 2002.

        2.    Financial Statement Schedules

    Schedules are omitted because of the absence of conditions under which they are required or because the required information is presented in the Financial Statements or notes thereto.

        3.    Exhibits

2.1	-Agreement and Plan of Merger, dated as of December 24, 2004, by and among Accuride Corporation, Amber Acquisition Corp., Transportation Technologies Industries, Inc., certain signing stockholders and the Company Stockholders Representatives. Previously filed as an exhibit to the Form 8-K filed on December 30, 2004 and incorporated herein by reference.
2.2
-Stock Subscription and Redemption Agreement, dated as of November 17, 1997, among Accuride Corporation, Hubcap Acquisition L.L.C. and Phelps Dodge Corporation. Previously filed as an exhibit to the Form S-4 effective July 23, 1998 (Reg. No. 333-50239) and incorporated herein by reference.
3.1	-Certificate of Incorporation, as amended, of Accuride Corporation. Previously filed as an exhibit to Amendment No. 1 to Form S-1 as filed on February 23, 2005.
3.2	-By-Laws of Accuride Corporation. Previously filed as an exhibit to the Form S-4 effective July 23, 1998 (Reg. No. 333-50239) and incorporated herein by reference.
4.1	Specimen common stock certificate of registrant. Previously filed as an exhibit to the Amendment No. 2 to Form S-1 as filed on March 25, 2005.
4.2
-Indenture, dated as of January 31, 2005, by and among Accuride Corporation and all of the Company's direct and indirect domestic subsidiaries existing on the Issuance Date and The Bank of New York Trust Company, N.A., with respect to $275.0 million aggregate principal amount of 8 1/2% Senior Subordinated Notes due in 2015. Previously filed as an exhibit to the Form 8-K filed on February 4, 2005 and incorporated herein by reference.

4.3
Amended and Restated Registration Rights Agreement dated January 31, 2005 by and among Accuride Corporation and each of the Stockholders (as defined therein). Previously filed as an exhibit to the Form 8-K filed on February 4, 2005 and incorporated herein by reference.
4.4
Shareholder Rights Agreement dated January 31, 2005 by and among Accuride Corporation and the Stockholders (as defined therein). Previously filed as an exhibit to the Form 8-K filed on February 4, 2005 and incorporated herein by reference.
4.5
Registration Rights Agreement, dated January 31, 2005, by and among Accuride Corporation, as issuer, the Guarantors named in Schedule A thereto and Lehman Brothers Inc., Citigroup Global Markets Inc. and UBS Securities LLC, as initial purchasers. Previously filed as an exhibit to the Amendment No. 2 to Form S-1 as filed on March 25, 2005.
4.6
Stockholders' Agreement, dated January 21, 1998, as amended and assigned, by and among Accuride Corporation, RSTW Partners III, L.P. (as successor to Phelps Dodge Corporation) and Hubcap Acquisition L.L.C. Previously filed as an exhibit to the Amendment No. 2 to Form S-1 as filed on March 25, 2005.
4.7
-Bond Guaranty Agreement dated as of March 1, 1999 by Bostrom Seating, Inc. in favor of NBD Bank as Trustee. Previously filed as an exhibit to Amendment No. 1 to Form S-1 as filed on February 23, 2005.
10.1	-1998 Stock Purchase and Option Plan for Employees of Accuride Corporation and Subsidiaries, as amended. Previously filed as an exhibit to the Amendment No. 2 to Form S-1 as filed on March 25, 2005.
10.2
-Form of Non-qualified Stock Option Agreement by and between Accuride Corporation and certain employees. Previously filed as an exhibit to the Form S-4 effective July 23, 1998 (Reg. No. 333-50239) and incorporated herein by reference.
10.3
-Form of Repayment and Stock Pledge Agreement by and between Accuride and certain employees. Previously filed as an exhibit to the Form S-4 effective July 23, 1998 (Reg. No. 333-50239) and incorporated herein by reference.
10.4	-Form of Secured Promissory Note in favor of Accuride Corporation. Previously filed as an exhibit to the Form S-4 effective July 23, 1998 (Reg. No. 333-50239) and incorporated herein by reference.
10.5
-Form of Stockholders' Agreement by and among Accuride Corporation, certain employees and Hubcap Acquisition L.L.C. Previously filed as an exhibit to the Form S-4 effective July 23, 1998 (Reg. No. 333-50239) and incorporated herein by reference.
10.8
-Form of Severance Agreement by and between Accuride Corporation and certain executives. Previously filed as an exhibit to the Form S-4 effective July 23, 1998 (Reg. No. 333-50239) and incorporated herein by reference.
10.9
-Lease Agreement dated November 1, 1988, by and between Kaiser Aluminum & Chemical Corporation and The Bell Company regarding the property in Cuyahoga Falls, Ohio, as amended and extended. Previously filed as an exhibit to the Form S-4 effective July 23, 1998 (Reg. No. 333-50239) and incorporated herein by reference.
10.10
-First amendment to lease agreement, dated September 30, 1998, between AKW, L.P. (Accuride Erie) (as successor to Kaiser Aluminum and Chemical Corporation) and Sarum Management (as successor to the Bell Company) regarding the property in Cuyahoga Falls, Ohio.

10.11
-Second amendment to lease agreement between AKW, L.P. (Accuride Erie) (as successor to Kaiser Aluminum and Chemical Corporation) and Sarum Management (as successor to the Bell Company) regarding the property in Cuyahoga Falls, Ohio. Previously filed as an Exhibit to the Form 10-K filed on March 21, 2003 and incorporated herein by reference.
10.12
-Third amendment to lease agreement between Accuride Erie LP and Sarum Management regarding the property in Cuyahoga Falls, Ohio. Previously filed as an Exhibit to the Form 10-K filed on March 17, 2204 and incorporated herein by reference.
10.13
-Lease Agreement dated October 26, 1998, as amended, by and between Accuride Corporation and Viking Properties, LLC, regarding the Evansville, Indiana office space. Previously filed as an exhibit to Amendment No. 1 to Form S-1 as filed on February 23, 2005.
10.14
-Amended and Restated Lease Agreement dated April 1, 1999, between AKW, L.P. and Kaiser Aluminum & Chemical Corporation regarding the property in Erie, Pennsylvania. Previously filed as an exhibit to Amendment No. 1 to Form S-1 as filed on February 23, 2005.
10.15	-Accuride Executive Retirement Allowance Policy dated November 2003. Previously filed as an exhibit to the Form 10-K filed on March 17, 2004 and incorporated herein by reference.
10.16	-Joint Marketing Agreement between Accuride Corporation and Gianetti Ruote SpA. Previously filed as an exhibit to the Form 10-K filed on March 26, 2001 and incorporated herein by reference.
10.17	-Technology Cross License Agreement between Accuride Corporation and Gianetti Ruote SpA. Previously filed as an exhibit to the Form 10-K filed on March 26, 2001 and incorporated herein by reference.
10.18	-Security Agreement between Accuride Canada, Inc., and Citicorp USA, Inc. Previously filed as an exhibit to the Form10-Q filed on August 9, 2001 and incorporated herein by reference
10.19	-Form of Change-In-Control Agreement (Tier I employees). Previously filed as an exhibit to the Form 10-K filed on March 11, 2002 and incorporated herein by reference.
10.20	-Form of Change-In-Control Agreement (Tier II employees). Previously filed as an exhibit to the Form 10-K filed on March 11, 2002 and incorporated herein by reference.
10.21	-Form of Change-In-Control Agreement (Tier III employees). Previously filed as an exhibit to the Form 10-K filed on March 11, 2002 and incorporated herein by reference.
10.22	-Pledge of Shares Agreement, dated June 13, 2003. Previously filed as an exhibit to the Form 10-Q filed on August 13, 2003 and incorporated herein by reference.
10.23
-Lease Agreement, dated October 19, 1989, as amended between Accuride Corporation and The Package Company, L.L.C. (as successor in interest to Taylor Land & Co.), regarding the property in Taylor, Michigan
10.30
Fourth Amended and Restated Credit Agreement, dated January 31, 2005, by and among the Registrant, Accuride Canada Inc., the banks, financial institutions and other institutional lenders listed on the signature pages thereof, Citibank, N.A., Citicorp USA, Inc., Citigroup Global Markets Inc., Lehman Brothers Inc., Lehman Commercial Paper Inc., and UBS Securities LLC. Previously filed as an exhibit to the Form 8-K filed on February 4, 2005 and incorporated herein by reference.
10.31
Amended and Restated Guarantee and Collateral Agreement, dated January 31, 2005, made by the Registrant and certain of its subsidiaries in favor of Citicorp USA, Inc. as administrative agent. Previously filed as an exhibit to the Form 8-K filed on February 4, 2005 and incorporated herein by reference.

10.32
Management Services Agreement, dated January 31, 2005, among Accuride Corporation, Kohlberg Kravis Roberts & Co. L.P. and Trimaran Fund Management L.L.C. Previously filed as an exhibit to Amendment No. 1 to Form S-1 as filed on February 23, 2005.
14.1	-Accuride Code of Conduct—2005. Previously filed as an exhibit to the Amendment No. 2 to Form S-1 as filed on March 25, 2005.
21.1†	-Subsidiaries of the Registrant.
23.1†	Consent of Deloitte & Touche LLP.
31.1†	Section 302 Certification of Terrence J. Keating in connection with the Annual Report of Form 10-K of Accuride Corporation for the fiscal year ended December 31, 2004.
31.2†	Section 302 Certification of John R. Murphy in connection with the Annual Report of Form 10-K of Accuride Corporation for the fiscal year ended December 31, 2004.
32.1†	Section 906 Certification of Terrence J. Keating in connection with the Annual Report on Form 10-K of Accuride Corporation for the fiscal year ended December 31, 2004.
32.2†	Section 906 Certification of John R. Murphy in connection with the Annual Report on Form 10-K of Accuride Corporation for the fiscal year ended December 31, 2004.

†
Filed herewith.

ACCURIDE CORPORATION
INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Accuride Corporation
Evansville, Indiana

        We have audited the accompanying consolidated balance sheets of Accuride Corporation and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Accuride Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

Indianapolis, Indiana
February 4, 2005 (February 18, 2005 as to Notes 6 and 17)

ACCURIDE CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2004
	(in thousands except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$42,692	$71,843
Customer receivables, net of allowance for doubtful accounts of $822 and $515 in 2003 and 2004, respectively	36,309	55,067
Other receivables	8,403	4,008
Inventories	33,435	47,343
Supplies	10,717	13,027
Deferred income taxes	4,276	3,671
Prepaid expenses and other current assets	924	4,849

Total current assets	136,756	199,808
PROPERTY, PLANT AND EQUIPMENT—Net	206,660	205,369
OTHER ASSETS:
Goodwill	123,197	123,197
Investment in affiliates	3,106	3,752
Deferred financing costs, net of accumulated amortization of $6,847 and $8,537 in 2003 and 2004, respectively	5,458	3,805
Deferred income taxes	26,231	16,900
Pension benefit plan asset	26,887	30,924
Other	2	88

TOTAL	$528,297	$583,843

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
Accounts payable	$34,128	$54,952
Current portion of long-term debt	1,900	1,900
Accrued payroll and compensation	9,185	12,848
Accrued interest payable	8,824	8,142
Income taxes payable	1,090	7,790
Accrued and other liabilities	4,992	6,489

Total current liabilities	60,119	92,121
LONG-TERM DEBT—Less current portion	488,575	486,780
OTHER POSTRETIREMENT BENEFIT PLAN LIABILITY	20,665	22,987
PENSION BENEFIT PLAN LIABILITY	24,376	25,836
OTHER LIABILITIES	404	691
COMMITMENTS AND CONTINGENCIES (Notes 12 and 13)
STOCKHOLDERS' EQUITY (DEFICIENCY):
Preferred stock, $.01 par value; 5,000 shares authorized and unissued Common stock and additional paid-in-capital, $.01 par value; 45,000 and 65,000 shares authorized, 24,926 and 24,930 shares issued, and 24,799 and 24,803 shares outstanding in 2003 and 2004, respectively	52,070	52,086
Treasury stock—127 shares at cost	(735)	(735)
Stock subscriptions receivable	(15)
Accumulated other comprehensive income (loss)	(11,576)	(12,113)
Retained earnings (deficit)	(105,586)	(83,810)

Total stockholders' equity (deficiency)	(65,842)	(44,572)

TOTAL	$528,297	$583,843

See notes to consolidated financial statements.

ACCURIDE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2002	2003	2004
	(in thousands except share and per share amounts)
NET SALES	$345,549	$364,258	$494,008
COST OF GOODS SOLD	286,232	301,428	390,893

GROSS PROFIT	59,317	62,830	103,115
OPERATING EXPENSES:
Selling, general and administrative	24,014	23,918	25,550
INCOME FROM OPERATIONS	35,303	38,912	77,565
OTHER INCOME (EXPENSE):
Interest income	315	252	244
Interest expense	(42,332)	(38,865)	(37,089)
Refinancing costs		(11,264)
Equity in earnings of affiliates	182	485	646
Other income (expense)—net	1,430	825	108

INCOME (LOSS) BEFORE INCOME TAXES	(5,102)	(9,655)	41,474
INCOME TAX PROVISION (BENEFIT)	5,839	(930)	19,698

NET INCOME (LOSS)	$(10,941)	$(8,725)	$21,776

Weighted average common shares outstanding—basic	24,796	24,797	24,800
Basic income (loss) per share	$(441)	$(352)	$878

Weighted average common shares outstanding—diluted	24,796	24,797	25,760
Diluted income (loss) per share	$(441)	$(352)	$845

See notes to consolidated financial statements.

ACCURIDE CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(Dollars in thousands)

	Comprehensive Income (Loss)	Common Stock and Additional Paid-in- Capital	Treasury Stock	Stock Subscriptions Receivable Income (Loss)	Accumulated Other Comprehensive (Deficiency)	Retained Earnings (Deficit)	Total Stockholders' Equity
BALANCE—January 1, 2002:		$24,939	$(735)	$(638)		$(85,920)	$(62,354)
Net loss	$(10,941)					(10,941)	(10,941)
Proceeds from stock subscriptions receivable				517			517
Recognition of deferred taxes related to recapitalization		27,126					27,126
Other comprehensive income (loss):
Unrealized gain on foreign currency hedges (net of tax)	193				$193		193
Minimum pension liability adjustment (net of tax)	(7,790)				(7,790)		(7,790)

Comprehensive income (loss)	$(18,538)

BALANCE—December 31, 2002		52,065	(735)	(121)	(7,597)	(96,861)	(53,249)
Net loss	$(8,725)					(8,725)	(8,725)
Exercise of stock options		5					5
Proceeds from stock subscriptions receivable				106			106
Recognition of deferred taxes related to recapitalization
Other comprehensive income (loss):
Recognition of realized loss on foreign currency hedges (net of tax)	(193)				(193)		(193)
Minimum pension liability adjustment (net of tax)	(3,786)				(3,786)		(3,786)

Comprehensive income (loss)	$(12,704)

BALANCE—December 31, 2003		52,070	(735)	(15)	(11,576)	(105,586)	(65,842)
Net Income	$21,776					21,776	21,776
Exercise of stock options		16					16
Proceeds from stock subscriptions receivable				15			15
Other comprehensive income (loss):
Change in fair market value of cash flow hedges (net of tax)	464				464		464
Minimum pension liability adjustment (net of tax)	(1,001)				(1,001)		(1,001)

Comprehensive income	$21,239

BALANCE—December 31, 2004		$52,086	$(735)	$0	$(12,113)	$(83,810)	$(44,572)

See notes to consolidated financial statements.

ACCURIDE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2002	2003	2004
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(10,941)	$(8,725)	$21,776
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and impairment	28,213	29,804	28,438
Amortization	2,527	2,077	1,795
Amortization—deferred financing costs related to refinancing		2,248
Gain (loss) on disposal of assets	(187)	4	(284)
Deferred income taxes	13,894	(2,598)	10,213
Equity in earnings of affiliated companies	(182)	(485)	(646)
Changes in certain assets and liabilities:
Receivables	(5,568)	(11,839)	(13,954)
Inventories and supplies	2,712	(9,091)	(16,218)
Prepaid expenses and other assets	(1,601)	817	(8,861)
Accounts payable	(1,254)	5,546	20,824
Accrued and other liabilities	(12,306)	206	15,246

Net cash provided by operating activities	15,307	7,964	58,329

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(19,316)	(20,261)	(26,421)
Capitalized interest	(450)	(411)	(851)
Cash distribution from affiliate		1,000

Net cash used in investing activities	(19,766)	(19,672)	(27,272)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(12,500)	(128,785)	(1,900)
Proceeds from issuance of long-term debt		180,000
Increase in revolving credit advance	10,000	20,000
Decrease in revolving credit advance		(55,000)
Deferred financing fees		(3,192)	(37)
Proceeds from issuance of shares		5	16
Proceeds from stock subscriptions receivable	517	106	15

Net cash provided by (used in) financing activities	(1,983)	13,134	(1,906)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,442)	1,426	29,151
CASH AND CASH EQUIVALENTS—Beginning of year	47,708	41,266	42,692

CASH AND CASH EQUIVALENTS—End of year	$41,266	$42,692	$71,843

See notes to consolidated financial statements.

ACCURIDE CORPORATION
For the years ended December 31, 2002, 2003, and 2004
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

1.     Summary of Significant Accounting Policies

        Basis of Consolidation—The accompanying consolidated financial statements include the accounts of Accuride Corporation (the "Company") and its wholly-owned subsidiaries, including Accuride Canada, Inc. ("Accuride Canada"), Accuride Erie L.P. ("Accuride Erie"), and Accuride de Mexico, S.A. de C.V. ("AdM"). All significant intercompany transactions have been eliminated. Investments in affiliated companies in which the Company does not have a controlling interest are accounted for using the equity method.

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

        Revenue Recognition—The Company records sales upon shipment net of customer rebates and discounts.

        Inventories—Inventories are stated at the lower of cost or market. Cost for substantially all inventories, except AdM, is determined by the last-in, first-out method (LIFO). Inventories at AdM are determined using average cost. The Company reviews inventory on hand and records provisions for excess and obsolete inventory based on its assessment of future demand and historical experience.

        Supplies—Supplies primarily consist of spare parts and consumables used in the manufacturing process. Supplies are stated at the lower of cost or market. Cost for substantially all supplies is determined by a moving-average method. The Company performs annual evaluations of supplies and provides an allowance for obsolete items based on usage activity.

        Investment in Affiliate—Included in "Equity in earnings of affiliates" is the Company's 50% interest in the earnings of AOT, Inc. ("AOT"). AOT is a joint venture between the Company and The Goodyear Tire & Rubber Company formed to provide sequenced wheel and tire assemblies for Navistar International Transportation Corporation. The Company's investment in AOT at December 31, 2003 and 2004 totaled $3,106 and $3,752, respectively.

        Property, Plant and Equipment—Property, plant and equipment are recorded at cost and are depreciated using primarily the straight-line method over their expected useful lives as follows:

Buildings and improvements	15-30 years
Factory machinery and equipment	10 years
Office furniture and fixtures	10 years
Tools, Dies and Molds	3 years

        Deferred Financing Costs—Direct costs incurred in connection with the Recapitalization (see Note 2) and the Credit Agreement (see Note 6) have been deferred and are being amortized over the life of the related debt using the effective interest method.

        Goodwill—Goodwill consists of costs in excess of the net assets acquired in connection with the Phelps Dodge Corporation ("PDC") acquisition of the Company in March 1988 and the Accuride Erie and AdM acquisitions in April 1999 and July 1999, respectively. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Accounting for Goodwill and Other Intangible Assets. Accordingly, the Company no longer amortizes goodwill, but tests for impairment at least annually. This impairment test was performed in the fourth quarter of 2004, and there was no indication of impairment.

        Long-Lived Assets—The Company evaluates its long-lived assets to be held and used and its identifiable intangible assets for impairment when events or changes in economic circumstances indicate the carrying amount of such assets may not be recoverable. Impairment is determined by comparison of the carrying amount of the asset to the net undiscounted cash flows expected to be generated by the related asset group. Long-lived assets to be disposed of are carried at the lower of cost or fair value less the costs of disposal (See Note 5).

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

        Income Taxes—Deferred tax assets and liabilities are computed based on differences between financial statement and income tax bases of assets and liabilities using enacted income tax rates. Deferred income tax expense or benefit is based on the change in deferred tax assets and liabilities from period to period, subject to an ongoing assessment of realization of deferred tax assets. Management judgment is required in developing the Company's provision for income taxes, including the determination of deferred tax assets, liabilities and any valuation allowance recorded against the deferred tax assets. The Company evaluates quarterly the realizability of its net deferred tax assets by assessing the valuation allowance and adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are the Company's forecast of taxable income and the availability of tax planning strategies that can be implemented to realize the net deferred tax assets. Although realization of our net deferred tax assets is not certain, the Company has concluded that it will more likely than not realize the deferred tax assets, excluding certain state net operating losses for which the Company has provided a valuation allowance.

        Research and Development Costs—Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred. The amounts expensed in the years ended December 31, 2002, 2003, and 2004 totaled $5,335, $5,523, and $6,185, respectively.

        Foreign Currency—The assets and liabilities of Accuride Canada and AdM that are receivable or payable in cash are converted at current exchange rates, and inventories and other non-monetary assets and liabilities are converted at historical rates. Revenues and expenses are converted at average rates in effect for the period. The functional currencies of Accuride Canada and AdM have been determined to be the U.S. dollar. Accordingly, gains and losses resulting from conversion of such amounts, as well as gains and losses on foreign currency transactions, are included in operating results as "Other income (expense), net." The Company had aggregate foreign currency gains (losses) of ($1,778), $872, and $1,436 for the years ended December 31, 2002, 2003, and 2004, respectively.

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

        Derivative Financial Instruments—The Company uses derivative instruments to manage exposure to foreign currency, commodity prices, and interest rate risks. The Company does not enter into derivative financial instruments for trading or speculative purposes. The derivative instruments used by the Company include interest rate, foreign exchange, and commodity price instruments. All derivative instruments are recognized on the balance sheet at their estimated fair value. See Note 13 for the carrying amounts and estimated fair values of these instruments.

        Interest Rate Instruments—The Company uses interest rate swap agreements as a means of fixing the interest rate on portions of the Company's floating-rate debt. No interest rate instruments were outstanding as of December 31, 2004 and 2003. Interest rate swaps not designated as hedges for financial reporting purposes were carried in the financial statements at fair value, with unrealized gains or losses reflected in current period earnings as "Other income (expense), net". The settlement amounts from the swap agreements were reported in the financial statements as a component of interest. The Company uses interest rate cap agreements to set ceilings on the maximum interest rate the Company would incur on portions of the Company's floating-rate debt. An interest rate cap would be carried in the financial statements at fair value, with unrealized gains or losses reflected in current period earnings as "Other income (expense), net". In the event that the cap was exercised, any realized gain would be recorded in the financial statements as a component of interest.

        Foreign Exchange Instruments—The Company uses foreign currency forward contracts and options to limit foreign exchange risk on anticipated but not yet committed transactions expected to be denominated in Canadian dollars. Prior to August 1, 2002, the Company did not designate the forward contracts as hedges for financial reporting purposes and, accordingly, carried these instruments in the financial statements at fair value, with realized and unrealized gains or losses reflected in current period earnings as "Other income (expense), net." On August 1, 2002, the Company designated the outstanding forward contracts as cash flow hedges. Based on historical experience and analysis performed by the Company, management expects that these derivative instruments will be highly effective in offsetting the change in the value of the anticipated transactions being hedged. As such, unrealized gains or losses are deferred in "Other Comprehensive Income (Loss)" with only realized gains or losses reflected in current period earnings as "Cost of Goods Sold". However, to the extent that any of these contracts are not highly effective, any changes in fair value resulting from ineffectiveness will be immediately recognized in "Cost of Goods Sold". The total notional amount of outstanding forward contracts at December 31, 2003 and 2004 was $0 and $24,844, respectively.

        Commodity Price Instruments—The Company uses commodity price swap contracts to limit exposure to changes in certain raw material prices. Commodity price instruments, which do not meet the normal purchase exception, are not designated as hedges for financial reporting purposes and, accordingly, are carried in the financial statements at fair value, with realized and unrealized gains and losses reflected in current period earnings as "Other income (expense), net". The Company had no outstanding commodity price swaps at December 31, 2003 and 2004.

        The realized and unrealized gain (loss) on the Company's derivative financial instruments for the years ended December 31, 2002, 2003, and 2004 are as follows:

	Interest Rate Instruments		Foreign Exchange Instruments		Commodity Price Instruments
	Realized Gain (loss)	Unrealized Gain (Loss)	Realized Gain (loss)	Unrealized Gain (Loss)	Realized Gain (loss)	Unrealized Gain (Loss)
2002	$(5,323)	$2,940	$166	$193	$(540)	$650
2003	—	—	4,042	—	(29)	(47)
2004	—	—	2,800	—	—	—

        Earnings Per Share—Earnings per share are calculated as net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share are calculated by dividing net income by this weighted-average number of common shares outstanding plus common stock equivalents outstanding during the year. Employee stock options outstanding to acquire 2,368 shares in 2002 and 2,175 shares in 2003 were not included in the computation of diluted earnings per common share because the effect would be antidilutive. There were no antidilutive options outstanding in 2004.

	December 31,
	2002	2003	2004
Average common shares outstanding	24,796	24,797	24,800
Dilutive stock equivalents	—	—	960

Average common and common equivalent shares outstanding	24,796	24,797	25,760

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

        The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for the plans; accordingly, since the grant price of the stock options was at least 100% of the fair value at the date of the grant, no compensation expense has been recognized by the Company in connection with the option grants. Had compensation cost for the plans been determined based on the fair value at the grant dates for awards under the plan consistent with the fair value method of SFAS No. 123, Accounting for Stock-Based Compensation, the effect on the Company's net income (loss) would have been the following:

	Year Ended December 31,
	2002	2003	2004
Net income (loss) as reported	$(10,941)	$(8,725)	$21,776
Add: Total stock-based employee compensation expense determined under the intrinsic value based method, net of related tax effects	—	—	—
Deduct: Total stock-based employee compensation expense determined under the fair value based method, net of related tax effects	(200)	(76)	(85)

Pro forma net income (loss)	$(11,141)	$(8,801)	$21,691

Earnings (loss) per share—as reported:
Basic	$(441)	$(352)	$878

Diluted	$(441)	$(352)	$845

Earnings (loss) per share—pro forma:
Basic	$(449)	$(355)	$875

Diluted	$(449)	$(355)	$842

        The weighted average fair value of the options granted in 2004 was $1,450. The fair value of the option grants is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield equaling 0%, risk-free interest rates of 4.75%, expected volatilities assumed to be 0% and expected lives of approximately 4 years. The weighted average fair value of options granted in 2002 was $1,420. The fair value of the option grants is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield equaling 0%, risk-free interest rates ranging from 4.15%—4.24%, expected volatilities assumed to be 0% and expected lives of approximately 5 years. The pro forma amounts are not representative of the effects on reported net income (loss) for future years.

        Accounting Standards Adopted—Accounting standards adopted during 2004 include Statement of Financial Accounting Standards ("SFAS") No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, Interpretation No. 46 Revised (FIN 46R), Consolidation of Variable Interest Entities, and SFAS No. 132 (Revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits—an amendment of FASB Statements No. 87, 88, and 106.

        FAS 106-2—In December 2003, the President of the United States signed the Medicare Prescription Drug, Improvement and Modernization Act into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. FASB Statement No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, requires presently enacted changes in relevant laws to be considered in current period measurements of postretirement benefit costs and the accumulated postretirement benefit obligation. In May 2004, the FASB issued Staff Position No. FAS 106-2, "Accounting and Disclosure Requirements related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" which provides authoritative guidance on accounting for the effects of the new Medicare prescription drug legislation. This FSP was effective for the first interim period beginning after June 15, 2004. This law and pronouncement did not have a material impact on the Company's financial position or results of operations.

        FIN 46R—In December 2003, the FASB issued a revision to Interpretation 46 (FIN 46R) to clarify some of the provisions of FASB Interpretation No. 46, Consolidation of Variable Interest Entities. The term "variable interest" is defined in FIN 46 as "contractual, ownership or other pecuniary interest in an entity that change with changes in the entity's net asset value." Variable interests are investments or other interests that will absorb a portion of an entity's expected losses if they occur or receive portions of the entity's expected residual returns if they occur. The application of FIN 46R did not have an impact on the Company's financial position or results of operations.

        SFAS No. 132 (Revised 2003)—In December 2003, the FASB issued SFAS No. 132 (Revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits-an amendment of FASB Statements No. 87, 88, and 106. This Statement revises employers' disclosures about pension plans and other postretirement benefit plans. It requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. SFAS 132 (Revised 2003) was effective for financial statements with fiscal years ending after December 15, 2003. The Company adopted this statement as of December 31, 2003 and revised its annual disclosures for the year ended December 31, 2003 and its annual and interim disclosures for the year ended December 31, 2004, accordingly.

        New Accounting Standards—New accounting standards which could impact the Company include FASB Statement No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, FASB Statement No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions, FASB Statement No. 123 (revised 2004), Share-Based Payment, and FASB Staff Positions 109-1 and 109-2, Income Taxes.

        SFAS No. 151—In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management is still evaluating the full effect of this new accounting standard on the financial statements.

        SFAS No. 153—In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. The Statement is effective for nonmonetary asset exchanges occurring in the fiscal periods beginning after June 15, 2005. Management is still evaluating the full effect of this new accounting standard on the financial statements.

        SFAS No. 123 (revised 2004)—In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment. The Statement requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Accuride will be required to apply Statement 123(R) as of the first interim period that begins after June 15, 2005. Management is still evaluating the full effect of this new accounting standard on the financial statements.

        FASB Staff Positions (FSPs) 109-1 and 109-2—In December 2004, the FASB issued two FSPs that provide accounting guidance on how companies should account for the effects of the American Jobs Creation Act of 2004 that was signed into law on October 22, 2004. FSP FAS 109-1, Application of FASB Statement No. 109, "Accounting for Income Taxes", to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, states that the manufacturers' deduction provided for under this legislation should be accounted for as a special deduction instead of a tax rate change. FSP FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004, allows a company additional time to evaluate the effects of the legislation on any plan for reinvestment or repatriation of foreign earnings for purposes of applying Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". These FSPs may affect how a company accounts for deferred income taxes. These FSPs are effective for periods ending on or after December 21, 2004. These FSPs had no effect on the 2004 consolidated financial statements and the Company does not expect these FSPs to impact its future results of operations and financial position.

        Reclassifications—Certain reclassifications have been made to prior year financial statements and the notes to conform with current year presentation.

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

        Pursuant to the Agreement, effective January 21, 1998, Hubcap Acquisition made an equity investment in the Company of $108,000 in exchange for 90% of the Common Stock of the Company after the Recapitalization, as described herein. The Company used the proceeds of this investment, along with $200,000 from the issuance of 9.25% senior subordinated notes at 99.48% of principal value due 2008 and $164,800 in bank borrowing, including $135,000 of borrowings under senior secured term loans due 2005 and 2006 with variable interest rates and $29,800 of borrowings under a $140,000 senior secured revolving line of credit expiring 2004 with a variable interest rate, to redeem $468,000 of Common Stock (the "Recapitalization").

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

3.     Consolidated Statements of Cash Flows

        For the purpose of preparing the consolidated financial statements, the Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Interest paid in the years ended December 31, 2002, 2003 and 2004 was $40,941, $38,854 and $36,935, respectively. The Company received a net refund of income taxes of $2,049 and $7,213 in the years ended December 31, 2002 and 2003, respectively. The Company paid income taxes of $3,980 in the year ended December 31, 2004. During 2002, 2003 and 2004, the Company recorded non-cash minimum pension liability adjustments, net of tax, of $7,790, $3,786 and $1,001, respectively, as a component of Other Comprehensive Loss.

4.     Inventories

        Inventories at December 31, 2003 and 2004 were as follows:

	2003	2004
Raw materials	$4,119	$12,590
Work in process	13,354	16,890
Finished manufactured goods	14,520	15,963
LIFO adjustment	1,442	1,900

Total inventories	$33,435	$47,343

        During 2002, 2003 and 2004, certain inventory quantities were reduced, which resulted in liquidations of LIFO inventory layers carried at costs which prevailed in prior years. For the year ended December 31, 2002, the effect of the liquidation was to increase cost of goods sold by $136 and to decrease net income by $83. For the year ended December 31, 2003, the liquidation had no effect on cost of goods sold or net income. For the year ended December 31, 2004, the effect of the liquidation was to decrease cost of goods sold by $23 and to increase net income by $14.

5.     Property, Plant and Equipment

        Property, plant and equipment at December 31, 2003 and 2004 consist of the following:

	2003	2004
Land and land improvements	$5,907	$7,713
Buildings	69,199	69,249
Machinery and equipment	404,506	409,169

	479,612	486,131
Less accumulated depreciation and impairment	272,952	280,762

Property, plant and equipment—net	$206,660	$205,369

        During 2004, the Company evaluated certain assets that were expected to be replaced during the year or were producing products expected to be phased out and determined $822 of equipment related to a specific production line at its Erie, Pennsylvania facility to be impaired, $553 of equipment related to a certain production line at its Cuyahoga Falls, Ohio facility to be impaired, and $844 of equipment related to a certain product line at its Monterrey, Mexico facility to be impaired. These amounts were included in cost of goods sold for the year ended December 31, 2004.

6.     Long-Term Debt

        Long-term debt at December 31, 2003 and 2004 consists of the following:

	2003	2004
Revolving Credit Facility	$25,000	$25,000
Term C Facility	96,000	95,000
New Term B Facility	180,000	179,100
Senior subordinated notes—net of $425 and $320 unamortized discount	189,475	189,580

	490,475	488,680
Less current maturities	1,900	1,900

Total	$488,575	$486,780

        Bank Borrowing—Effective June 13, 2003, Accuride entered into a third amended and restated credit agreement to refinance a portion of the debt outstanding under the July 27, 2001 second amended and restated credit agreement (the "Refinancing"). The Refinancing, as amended on December 10, 2003, provided for (i) a new term credit facility in an aggregate principal amount of $180 million that matures on June 13, 2007 ("New Term B"), and a revolving credit facility ("New Revolver") in an aggregate principal amount of $66 million (comprised of a $36 million U.S. revolving credit facility and a $30 million Canadian revolving credit facility) which matures on June 13, 2006 (the New Term B and New Revolver are collectively referred to hereinafter as the "New Senior Facilities"). The "Term C" facility under the second amended and restated credit agreement remains outstanding under the Refinancing. As of December 31, 2004, $25 million was outstanding under the New Revolver, $179.1 million was outstanding under The New Term B facility and $95 million was outstanding under the Term C facility. The New Term B facility requires a $0.9 million repayment on June 13, 2005, and June 13, 2006, and $177.3 million on June 13, 2007. The Term C facility requires a $1.0 million repayment on January 21, 2005, and $47.0 million repayment on January 21, 2006 and January 21, 2007. Interest on the term loans and the New Revolver is based on the London InterBank Offered Rate ("LIBOR") plus an applicable margin. The loans are secured by, among other things, a first priority lien on our properties and assets securing the New Revolver and Term C, a second priority lien on substantially all of our US and Canadian properties and assets to secure the New Term B, and a pledge of 65% of the stock of our Mexican subsidiary. A negative pledge restricts the imposition of other liens or encumbrances on any of the assets, subject to certain exceptions.

        The Company's Bank Borrowings at December 31, 2003 and 2004 were borrowed under the Eurodollar Rate, or LIBOR option. At December 31, 2003, the corresponding LIBOR rates ranged from 1.44%—1.50%. At December 31, 2004, the corresponding LIBOR rate was 2.44%.

        Under the terms of the Company's credit agreement, there are certain restrictive covenants that limit the payment of cash dividends and establish minimum financial ratios. The Company was in compliance with all such covenants at December 31, 2004.

        Effective January 31, 2005, Accuride entered into a fourth amended and restated credit agreement to refinance substantially all of its existing bank facilities. Under the refinancing, the Company repaid in full the aggregate amounts outstanding under the Revolving Credit Facility, the New Term B Facility and the Term C Facility with proceeds from (i) a new term credit facility in an aggregate principal amount of $550 million that requires annual amortization payments of 1% per year, with the balance payable on January 31, 2012 and (ii) a new revolving facility in an aggregate amount of $125 million (comprised of a $95 million U.S. revolving credit facility and a $30 million Canadian revolving credit facility) which matures on January 31, 2010. The loans under the term credit facility and the U.S. revolving credit facility are secured by, among other things, a lien on substantially all of the U.S. properties and assets of the Company and its domestic subsidiaries and a pledge of 65% of the stock of the Company's foreign subsidiaries. The loans under the Canadian revolving facility are also secured by substantially all the properties and assets of Accuride Canada Inc.

        In connection with the refinancing described above, the following indebtedness was repaid, redeemed, repurchased or otherwise satisfied and discharged in full:

  •
  Indebtedness of Transportation Technologies Industries, Inc. ("TTI") (See Note 17) under its first and second lien credit agreements, each dated as of March 16, 2004;

  •
  The 12.5% senior subordinated notes due 2010 issued by TTI pursuant to an indenture, dated as of May 21, 2004; and

  •
  The Company's 9.25% senior subordinated notes due 2008 issued pursuant to an indenture, dated as of January 21, 1998, as described below.

        Senior Subordinated Notes—Interest at 9.25% on the senior subordinated notes (the "Notes") is payable on February 1 and August 1 of each year, commencing on August 1, 1998. The Notes mature in full on February 1, 2008 and may be redeemed, at the option of the Company, in whole or in part, at any time on or after February 1, 2003 in cash at the redemption prices set forth in the indenture, plus interest. The Notes are a general unsecured obligation of the Company ranking senior in right of payment to all existing and future subordinated indebtedness of the Company. The Notes are subordinated to all existing and future senior indebtedness of the Company including indebtedness incurred under the Credit Agreement. As of December 31, 2003 and 2004, the aggregate principal amount of Notes outstanding was $189,900. As discussed above, these notes were repaid January 31, 2005.

        Effective January 31, 2005, the Company issued $275.0 million aggregate principal amount of 8 1/2% senior subordinated notes due 2015 in a private placement transaction. Interest on the senior subordinated notes is payable on February 1 and August 1 of each year, beginning on August 1, 2005. The notes mature on February 1, 2015 and may be redeemed, at the option of the Company, in whole or in part, at any time on or before February 1, 2010 in cash at the redemption prices set forth in the indenture, plus interest. In addition, on or before February 1, 2008, we may redeem up to 40% of the aggregate principal amount of notes issued under the indenture with the proceeds of certain equity offerings. The notes will be general unsecured obligations of the Company ranking senior in right of payment to all existing and future subordinated indebtedness of the Company. The notes are subordinated to all existing and future senior indebtedness of the Company including indebtedness incurred under the Company's new credit agreement.

        Interest Rate Instruments—As of December 31, 2003 and 2004, the Company did not have any open interest rate agreements or obligations.

        Maturities of long-term debt, including the bond discount, based on minimum scheduled payments as of December 31, 2004, excluding the effects of the January 2005 refinancings and debt issuances discussed above, are as follows:

2005	$1,900
2006	72,900
2007	224,300
2008	189,900

Total	$489,000

7.     Pension and Other Postretirement Benefit Plans

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

        The Company uses a December 31 measurement date for all of its plans.

Obligations and Funded Status:

	Pension Benefits		Other Benefits
	2003	2004	2003	2004
Change in benefit obligation:
Benefit obligation—beginning of year	$53,404	$70,944	$21,620	$24,399
Service cost	2,309	2,704	774	896
Interest cost	3,850	4,292	1,417	1,464
Actuarial (gains)/losses	5,785	1,087	(192)	1,659
Benefits paid	(2,306)	(2,913)	(619)	(591)
Foreign currency exchange rate changes	7,902	4,166	1,399	791
Acquisition/transfer		26

Benefit obligation—end of year	70,944	80,306	24,399	28,618

Change in plan assets:
Fair value of assets—beginning of year	45,418	61,743
Actual return on plan assets	5,980	5,726
Employer contribution	5,251	5,164	619	591
Benefits paid	(2,306)	(2,913)	(619)	(591)
Foreign currency exchange rate changes	7,401	4,198
Acquisition/transfer		26

Fair value of assets—end of year	61,744	73,944

Reconciliation of funded status:
Unfunded status	(9,200)	(6,363)	(24,399)	(28,618)
Unrecognized actuarial loss	23,657	25,031	4,998	6,634
Unrecognized prior service cost (benefit)	5,717	5,666	(1,264)	(1,003)
Unrecognized net obligation	291	283

Net amount recognized	$20,465	$24,617	$(20,665)	$(22,987)

Amounts recognized in the statement of financial position:
Prepaid benefit cost	$20,824	$24,926	$—	$—
Accrued benefit liability	(24,376)	(25,836)	(20,665)	(22,987)
Intangible asset	6,063	5,998
Accumulated other comprehensive loss	17,954	19,529

Net amount recognized	$20,465	$24,617	$(20,665)	$(22,987)

        The accumulated benefit obligation for the pension plan was $69,109 and $78,911 at December 31, 2003 and 2004, respectively.

        During 2004, we adopted FAS 106-2 which impacts retirees prescription drug benefits. The impact of adoption reduced our accumulated postretirement benefit obligation by approximately $1,100. Of the employees covered under the US postretirement benefit plans, only certain pre-1996 retirees are covered under a plan that will receive subsidy receipts. Receipts from the subsidized benefits are expected to be $32 in 2006.

        At December 31, 2004, the projected benefit payments for the defined benefit pension plan and the postretirement benefit plan totaled $2,993 and $748 in 2005, $3,308 and $883 in 2006, $3,503 and

$993 in 2007, $3,603 and $1,108 in 2008, $4,249 and $1,251 in 2009, and $26,241 and $8,477 in years 2010 through 2014, respectively. The projected payments were calculated using the same assumptions as those used to calculate the benefit obligations listed above.

        The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $59,824, $58,912 and $50,514, respectively, as of December 31, 2003 and $67,607, $67,276 and $60,777 respectively, as of December 31, 2004.

Components of Net Periodic Benefit Cost:

For the years ended December 31,

	Pension Benefits			Other Benefits
	2002	2003	2004	2002	2003	2004
Service cost-benefits earned during the year	$2,504	$2,309	$2,704	$665	$774	$896
Interest cost on projected benefit obligation	3,140	3,850	4,292	1,285	1,417	1,464
Expected return on plan assets	(4,410)	(4,989)	(5,762)
Prior service cost and other amortization (net)	390	1,373	1,649	(127)	(23)	(44)

Net amount charged to income	1,624	2,543	2,883	1,823	2,168	2,316
Curtailment charge	420	—	—	5	—	—

Total net amount charged to income	$2,044	$2,543	$2,883	$1,828	$2,168	$2,316

Additional Information:

	Pension Benefits		Other Benefits
	2003	2004	2003	2004
Increase in minimum liability included in other comprehensive income	$5,182	$1,575	N/A	N/A

Actuarial Assumptions:

        Assumptions used to determine benefit obligations as of December 31 were as follows:

	Pension Benefits		Other Benefits
	2003	2004	2003	2004
Discount rate	6.00%	6.00%	6.00%	6.00%
Rate of increase in future compensation levels	3.00%	3.00%	3.00%	3.00%

        Assumptions used to determine net periodic benefit cost for the years ended December 31 were as follows:

	Pension Benefits		Other Benefits
	2003	2004	2003	2004
Discount rate	6.50%	6.00%	6.50%	6.00%
Rate of increase in future compensation levels	3.00%	3.00%	3.00%	3.00%
Expected long-term rate of return on assets	9.00%*	8.75%*	N/A	N/A

*
A 9.5% and 9.0% return on assets assumption was used for the Canadian plans in 2003 and 2004, respectively.

        The expected long-term rate of return on assets is determined primarily by looking at past performance. In addition, management considers the long-term performance characteristics of the asset mix.

        Assumed health care cost trend rates at December 31 were as follows:

	2003	2004
Health care cost trend rate assumed for next year	11.00%	10.00%
Rate to which the cost trend rate is assumed to decline	5.25%	5.00%
Year that the rate reaches the ultimate trend rate	2009	2010

        The health care cost trend rate assumption has a significant effect on the amounts reported. A one-percentage point change in assumed health care cost trend rates would have the following effects on 2004:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost	$484	$(376)
Effect on postretirement benefit obligation	$3,964	$(3,162)

Plan Assets:

        The Company's pension plan weighted-average asset allocations at December 31, 2003 and 2004, by asset category are as follows:

	2003	2004
Equity securities	56%	73%
Debt securities	38%	23%
Other	6%	4%

Total	100%	100%

        The Company's investment objectives are (1) to maintain the purchasing power of the current assets and all future contributions; (2) to maximize return within reasonable and prudent levels of risk; (3) to maintain an appropriate asset allocation policy that is compatible with the actuarial assumptions, while still having the potential to produce positive real returns; and (4) to control costs of administering the plan and managing the investments.

        The Company's desired investment result is a long-term rate of return on assets that is at least a 5% real rate of return, or 5% over inflation as measured by the Consumer Price Index for the US plans. The target rate of return for the plans have been based upon the assumption that future real returns will approximate the long-term rates of return experienced for each asset class in the Company's investment policy statement. The Company's investment guidelines are based upon an investment horizon of greater than five years, so that interim fluctuations should be viewed with appropriate perspective. Similarly, the Plan's strategic asset allocation is based on this long-term perspective.

        The Company believes that the plan's risk and liquidity posture are, in large part, a function of asset class mix. The Company's investment committee has reviewed the long-term performance characteristics of various asset classes, focusing on balancing the risks and rewards of market behavior. Based on this and the plan's time horizon, risk tolerances, performance expectations and asset class preferences, the following strategic asset allocation was derived:

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

        Cash Flows—The Company expects to contribute approximately $6,065 to its pension plans and $752 to its other postretirement benefit plan in 2005.

        Other Plans—The Company also provides a 401(k) savings plan and a profit sharing plan for substantially all U.S. salaried employees. Select employees may also participate in the Accuride Executive Retirement Allowance Policy and a supplemental savings plan. Expense associated with these plans for the years ended December 31, 2002, 2003 and 2004 totaled $1,391, $1,066, and $1,606, respectively.

8.     Income Taxes

        The income tax provision (benefit) from continuing operations for the years ended December 31 is as follows:

	2002	2003	2004
Current:
Federal	$(7,697)	$(350)	$6,013
State	77	78	1,526
Foreign	(435)	1,940	1,946

	(8,055)	1,668	9,485

Deferred:
Federal	6,158	(7,248)	4,371
State	(1,410)	(881)	907
Foreign	1,782	3,150	4,935
Valuation allowance	7,364	2,381

	13,894	(2,598)	10,213

Total	$5,839	$(930)	$19,698

        A reconciliation of the U.S. statutory tax rate to the Company's effective tax rate (benefit) for the years ended December 31, is as follows:

	2002	2003	2004
Statutory tax rate	(35.0)%	(35.0)%	35.0%
State and local income taxes (benefit)	(1.6)	(9.4)	3.6
Incremental foreign tax (benefit)	6.2	33.9	7.6
Change in valuation allowance	144.3	24.7
Reversal of previously accrued taxes		(25.9)
Other items—net	0.6	2.0	1.3

Effective tax rate (benefit)	114.5%	(9.7)%	47.5%

        Deferred income tax assets and liabilities comprised the following at December 31:

	2003	2004
Deferred tax assets:
Depreciation and amortization	$14,985	$12,391
Postretirement and postemployment benefits	8,093	8,587
Other	5,611	3,644
Debt refinancing costs	2,631	1,892
Accrued bonus		2,422
Canadian provincial tax credit		795
Foreign tax credit		304
Alternative minimum tax credit	1,058	1,449
Loss carryforwards	27,591	21,444
Valuation allowance	(5,063)	(4,825)

Total deferred tax assets	54,906	48,103

Deferred tax liabilities:
Asset basis and depreciation	12,340	14,919
Goodwill amortization	4,369	5,538
Unrealized foreign exchange gain	742	1,755
Pension costs	1,310	2,115
Inventories	1,336	2,222
Other	4,302	983

Total deferred tax liabilities	24,399	27,532

Net deferred tax assets	30,507	20,571
Current deferred tax asset	4,276	3,671

Long-term deferred income tax asset—net	$26,231	$16,900

        The Company's net operating loss, available in various tax jurisdictions at December 31, 2004 will expire through 2023. A prior year foreign tax credit carryforward expired in 2003 and was charged against the related valuation allowance. In the current year, the Company has recorded a deferred tax asset for additional foreign tax credits incurred through 2004. The alternative minimum tax credit carryforward does not expire. Realization of deferred tax assets is dependent upon taxable income within the carryforward periods available under the applicable tax laws. Although realization of deferred tax assets in excess of deferred tax liabilities is not certain, management has concluded that it is more likely than not the Company will realize the full benefit of deferred tax assets, except for a valuation allowance related to certain state loss carryforwards.

        In 2004, the effective tax rate increased primarily as a result of $3.2 million of incremental tax expense relating to fluctuations in currency and translation adjustments and a change in management's estimate with regard to international tax transactions.

        Included in income taxes payable as of December 31, 2004 is $7.3 million of tax contingency reserve related to federal, state and international tax matters. Management has recorded the reserve based on the estimated amount of probable loss related to the Company's tax contingencies.

        During 2003 Accuride Corporation completed a refinancing of the debt of its Canadian subsidiary. The transaction resulted in recognition of a $2.1 million taxable gain attributable to significant fluctuations in foreign exchange rates over the term of the original debt. The effective tax rate recognized for foreign subsidiaries has also been significantly impacted by fluctuations in currency and translation adjustments, which are recognized differently in foreign jurisdictions.

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

        Pursuant to the Job Creation and Worker Assistance Act of 2002, a temporary incentive was added to the Internal Revenue Code to allow for a 5-year net operating loss carryback for fiscal years ending in 2002 and 2001. The Company elected to carry back its 2002 net operating loss to the 1998 pre-acquisition tax year, referred to herein as the "Pre-acquisition Period" (see Note 2). Phelps Dodge agreed to permit the Company to carry back the 2002 net operating loss into the Pre-acquisition Period.

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

        During 2002, the Company recorded a valuation allowance of $7.4 million to reduce deferred tax assets related to certain foreign tax credit carryforwards and state net operating losses to management's estimate of the benefit expected to be realized.

        The Company intends to permanently reinvest the undistributed earnings of Accuride Canada. Accordingly, no provision for U.S. income taxes has been made for such earnings. At December 31, 2004 Accuride Canada had $20.2 million of cumulative retained earnings.

        At December 31, 2004, AdM had no cumulative retained earnings. The Company previously treated undistributed earnings as permanently reinvested. Accordingly, no provision for U.S. income taxes has ever been made for such earnings.

9.     Stock Purchase and Option Plan

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

        1998 Plan-Purchase Stock—As of December 31, 2004 and 2003, 0 and 799 shares of Common Stock under the 1998 Plan Purchase Stock were outstanding under the terms of stock subscription agreements with various management personnel of the Company, respectively. During 2003 and 2004 no shares were repurchased as treasury stock.

        1998 Plan-Options—The following is an analysis of stock option activity pursuant to the 1998 Plan for and the stock options outstanding at the end of the respective period:

	Year ended December 31,
	2002		2003		2004
	Options	Weighted Average Price	Options	Weighted Average Price	Options	Weighted Average Price
Outstanding—beginning of year	1,229	$5,017	2,369	$2,851	2,175	$2,783
Granted	1,572	$1,750			260	$1,750
Cancelled
Exercised			(3)	$1,750	(3)	$4,618
Forfeited or expired	(432)	$5,003	(191)	$3,642	(22)	$1,836

Outstanding—end of year	2,369	$2,851	2,175	$2,783	2,410	$2,674

Options exercisable—end of year	1,108	$3,858	1,387	$3,264	1,806	$2,901

        All originally issued time options vest in equal installments over a five-year period from the date of the grant. Subsequently issued time options vest over a four-year period. Performance options vest after approximately eight years, or can vest at an accelerated rate if the Company meets certain performance objectives. As of December 31, 2004, options outstanding have an exercise price ranging between $1,750 and $5,250 per share and a weighted average remaining contractual life of 6.6 years.

        In 2001, the Company offered eligible employees the opportunity to exchange performance options with an exercise price of $5,000 per share or more that were scheduled to vest in 2001 and 2002 for new options which the Company granted in 2002 under the 1998 Plan. The new options vest over a period of four years and have an exercise price of $1,750 per share. In April 2002, the Company issued 190.1 options at $1,750 per share pursuant to the exchange agreement executed in October 2001.

10.   Commitments

        The Company leases certain plant, office space and equipment for varying periods. Management expects that in the normal course of business, leases will be renewed or replaced by other leases.

        Rent expense for the years ended December 31, 2002, 2003 and 2004 was $2,443, $2,879 and $3,011, respectively. Future minimum lease payments for all noncancelable operating leases having a remaining term in excess of one year at December 31, 2004 are as follows:

2005	$2,236
2006	1,878
2007	1,429
2008	1,029
2009	769

Total	$7,341

11.   Contingencies

        The Company is from time to time involved in various legal proceedings of a character normally incident to its business. Management does not believe that the outcome of these proceedings will have a material adverse effect on the consolidated financial condition or results of operations of the Company.

        The Company's operations are subject to federal, state and local environmental laws, rules and regulations. Pursuant to the Recapitalization of the Company on January 21, 1998, the Company was indemnified by PDC with respect to certain environmental liabilities at its Henderson and London facilities, subject to certain limitations. Pursuant to the AKW acquisition agreement on April 1, 1999, in which Accuride purchased Kaiser Aluminum and Chemical Corporation's ("Kaiser") 50% interest in AKW, the Company has been indemnified by Kaiser with respect to certain environmental liabilities relating to the facilities leased by AKW (the "Erie Lease"). On February 12, 2002, Kaiser filed a voluntary petition in the United States Bankruptcy Court for the District of Delaware for reorganization under Chapter 11 of the United States Bankruptcy Code, which could limit our ability to pursue indemnification claims, if necessary, from Kaiser. Management does not believe that the outcome of any environmental proceedings will have a material adverse effect on the consolidated financial condition or results of operations of the Company.

12.   Segment Reporting

        The Company consists of four operating segments that design, manufacture and distribute wheels and rims for trucks, trailers, and other vehicles. These operating segments are aggregated into a single reportable segment as they have similar economic characteristics, products and production processes, class of customer and distribution methods. The Company believes this segmentation is appropriate based upon management's operating decisions and performance assessment.

        Geographic Segments—The Company has operations in the United States, Canada, and Mexico which are summarized below.

For Year Ended Dec. 31, 2002	United States	Canada	Mexico	Eliminations	Combined
Net sales:
Sales to unaffiliated customers—domestic	$271,329	$12,206	$34,910	$—	$318,445
Sales to unaffiliated customers—export	25,103		2,001		27,104

Total	$296,432	$12,206	$36,911	$—	$345,549

Long-lived assets	$352,457	$131,843	$37,272	$(165,021)	$356,551

For Year Ended Dec. 31, 2003	United States	Canada	Mexico	Eliminations	Combined
Net sales:
Sales to unaffiliated customers—domestic	$301,548	$11,226	$30,106	$—	$342,880
Sales to unaffiliated customers—export	17,589		3,789		21,378

Total	$319,137	$11,226	$33,895	$—	$364,258

Long-lived assets	$344,641	$153,696	$33,157	$(166,184)	$365,310

For Year Ended Dec. 31, 2004	United States	Canada	Mexico	Eliminations	Combined
Net sales:
Sales to unaffiliated customers—domestic	$393,221	$18,189	$33,473	$—	$444,883
Sales to unaffiliated customers—export	45,837		3,288		49,125

Total	$439,058	$18,189	$36,761	$—	$494,008

Long-lived assets	$346,273	$155,506	$31,540	$(166,184)	$367,135

        Sales to three customers exceed 10% of total net sales for the years ended December 31, as follows:

	2002		2003		2004
	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales
Customer one	$66,576	19.2%	$72,205	19.8%	$93,898	19.0%
Customer two	57,386	16.6%	58,657	16.1%	79,687	16.1%
Customer three	45,464	13.2%	47,806	13.1%	76,245	15.4%

	$169,426	49.0%	$178,668	49.0%	$249,830	50.5%

        Each geographic segment made sales to all three major customers in 2004.

13.   Financial Instruments

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

        The carrying amounts of cash and cash equivalents, trade receivables, and accounts payable approximate fair value because of the relatively short maturity of these instruments. The carrying amounts and related estimated fair values for the Company's remaining financial instruments are as follows:

	2003		2004
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Foreign Exchange Forward Contracts	$—	$—	$757	$757
Liabilities
Total Debt	$490,475	$501,665	$489,000	$492,733

        Fair values relating to derivative financial instruments reflect the estimated amounts that the Company would receive or pay to terminate the contracts at the reporting date based on quoted market prices of comparable contracts as of December 31.

        The fair value of the Company's long-term debt has been determined on the basis of the specific securities issued and outstanding. All of the Company's long-term debt is at variable rates at December 31, 2003 and 2004 except for the senior subordinated notes which have a fixed interest rate of 9.25% (see Note 6).

14.   Related Party Transactions

        Effective January 21, 1998, the Company and KKR entered into a management agreement providing for the performance by KKR of certain management, consulting and financial services for the Company. The Company expensed approximately $600 in each of the three years ended December 31, 2004, pursuant to such management agreement.

15.   Quarterly Data (Unaudited)

        The following table sets forth certain quarterly income statement information of the Company for the fiscal years ended December 31, 2003 and 2004:

	2003
	Q1	Q2	Q3	Q4	Total
	(Dollars in Thousands, except per share data)
Net sales	$88,248	$94,207	$87,439	$94,364	$364,258
Gross profit(2)	15,621	18,517	13,148	15,544	62,830
Operating expenses	5,889	6,305	5,499	6,225	23,918
Income from operations	9,732	12,212	7,649	9,319	38,912
Equity earnings of affiliates	181	199	81	24	485
Other expense(1)	(9,453)	(20,561)	(10,291)	(8,747)	(49,052)
Net income (loss)	(578)	(5,953)	(2,793)	599	(8,725)
Diluted income (loss) per share	$(23)	$(240)	$(113)	$24
	2004
	Q1	Q2	Q3	Q4	Total
	(Dollars in Thousands, except per share data)
Net sales	$111,401	$120,631	$123,463	$138,513	$494,008
Gross profit(4)	21,964	25,143	26,181	29,827	103,115
Operating expenses	6,371	6,418	5,758	7,003	25,550
Income from operations	15,593	18,725	20,423	22,824	77,565
Equity earnings of affiliates	138	155	148	205	646
Other expense(1)	(9,049)	(10,709)	(8,564)	(8,415)	(36,737)
Net income(3)(4)	4,767	4,778	6,989	5,242	21,776
Diluted income per share	$192	$188	$272	$203

(1)
Included in other expense are interest income, interest expense, and other income (expense), net. Also included in the quarter ended June 30, 2003 is $11,257 of refinancing costs.

(2)
Included in cost of sales for the quarter ended December 31, 2003 is the reversal of $860 in accrued liabilities for which management determined no obligation of the Company existed, and $1,240 and $917 of cost associated with the fire damage and resulting business interruption sustained at our facility in Cuyahoga Falls, Ohio in the third and fourth quarter of 2003, respectively.

(3)
Included in net income in the quarter ended December 31, 2004 is $3.2 million of incremental tax expense relating to fluctuations in currency and translation adjustments and a change in management's estimate with regard to international tax transactions.

(4)
Included in cost of sales for the quarter ended December 31, 2004 is $2,032 of income representing the receipt of insurance proceeds from the Company's business interruption claims relating to a fire at its Cuyahoga Falls, Ohio facility occurring in 2003.

16.   Valuation and Qualifying Accounts

        The following table summarizes the changes in the Company's valuation and qualifying accounts:

	Balance at Beginning of Period	Charges (credits) to Cost and Expenses	Recoveries	Write-Offs at end of Period	Balance
Reserves deducted in balance sheet from the asset to which applicable:
Accounts Receivable:
December 31, 2002	$1,448	$(169)	$378	$(293)	$1,364
December 31, 2003	1,364	(259)	7	(290)	822
December 31, 2004	822	(18)	0	(289)	515

17.   Subsequent Events

        On January 31, 2005, the Company completed its acquisition of Transportation Technologies Industries, Inc. (TTI), one of the largest North American manufacturers of truck components for the heavy and medium-duty trucking industry. Pursuant to the merger agreement, the existing stockholders of Accuride own 66.88% of the common stock of the combined entity while the existing stockholders of TTI (TTI Group) own the remaining 33.12% (13,475.94 shares). In addition, the TTI Group could receive up to an additional 1,933.17 shares of the common stock of the combined entity, upon achievement of certain performance goals. If the performance goals are met, such contingent shares will be recorded at fair value and result in additional goodwill.

        The Company believes the combined company will offer the trucking industry a one-stop component sourcing solution and expects to become one of the largest suppliers to the heavy/medium commercial vehicle industry. The results of operations for TTI will be included in Accuride's operating results beginning February 1, 2005.

        The following table summarizes the preliminary allocation of the fair values of the assets acquired and liabilities assumed at the date of acquisition. The preliminary allocations of purchase price are based upon preliminary valuation information and other studies that have not yet been completed, specifically, the Company is still in the process of finalizing feasibility studies on the restructuring of TTI's trucking fleet, consolidation of warehouse space and centralization of selling, general and administrative functions. It is anticipated that these studies will conclude during the second quarter of 2005. In addition, due to scheduling issues related to the selection of the post-merger actuary service provider, the company is still in the process of finalizing the valuation of the other postretirement benefit plan liability. This should be resolved by the end of April 2005.

Current assets	$146,028
Property, plant and equipment	108,968
Goodwill	264,477
Intangible assets	142,590
Other	46

Total assets acquired	662,109

Current liabilities	467,297
Debt	3,100
Other long-term liabilities	99,712

Net assets acquired	$92,000

        The preliminary purchase price allocation includes $33,540 of technology which will be amortized over 10 to 15 years, $70,320 of customer relationships which will be amortized over 15 to 30 years, $264,477 of goodwill, not deductible for income tax purposes, $38,080 of trade names that are not subject to amortization, and $650 of backlog.

        In connection with the merger, the Company refinanced substantially all its debt (See Note 6). Maturities of long-term debt based on minimum scheduled payments as of January 31, 2005, including the effects of the January 2005 refinancings and debt issuances discussed in Note 6, are as follows:

2005	$5,500
2006	5,500
2007	5,500
2008	5,500
2009	5,500
Thereafter	825,600

Total	$853,100

        In addition, the Company has filed a registration statement under the Securities Act of 1933 to sell common stock.

******

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2005

ACCURIDE CORPORATION
By:	/s/ TERRENCE J. KEATING Terrence J. Keating President and Chief Executive Officer

        Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TERRENCE J. KEATING Terrence J. Keating	President and Chief Executive Officer (Principal Executive Officer)and Director	March 31, 2005
/s/ JOHN R. MURPHY John R. Murphy	Executive Vice President/Chief Financial Officer, Secretary and Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2005
/s/ ANDREW M. WELLER Andrew M. Weller	Executive Vice President/Operations & Integration and Director	March 31, 2005
James H. Greene, Jr.	Director
/s/ FREDERICK M. GOLTZ Frederick M. Goltz	Director	March 31, 2005
Todd A. Fisher	Director
/s/ JAMES C. MOMTAZEE James C. Momtazee	Director	March 31, 2005
/s/ JAY BLOOM Jay Bloom	Director	March 31, 2005
/s/ MARK DALTON Mark Dalton	Director	March 31, 2005