Form 10-Q
period 2005-03-31
ACCURIDE CORP
filed 2005-05-16
CIK 817979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005.

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to              .

Commission file number 001-32483

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

As of April 29, 2005, 33,622,690 shares of Accuride Corporation common stock, par value $.01 per share, were outstanding.

ACCURIDE CORPORATION

PART I. FINANCIAL INFORMATION

Item I. Financial Statements

ACCURIDE CORPORATION

CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS)

(UNAUDITED)

	December 31,	March 31,
	2004	2005
	Restated (Note 3)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$71,843	$16,814
Customer receivables, net of allowance for doubtful accounts of $515 and $2,219	55,067	169,505
Other receivables	4,008	7,433
Inventories, net	45,443	111,330
Supplies	13,027	14,496
Deferred income taxes	3,671	11,027
Prepaid expenses and other current assets	4,849	10,484
Total current assets	197,908	341,089

PROPERTY, PLANT AND EQUIPMENT, NET	205,369	313,065

OTHER ASSETS:
Goodwill	123,197	390,757
Other intangible assets	0	142,631
Investment in affiliates	3,752	2,931
Deferred financing costs, net of accumulated amortization of $8,537 and $244	3,805	10,440
Deferred income taxes	17,591	0
Pension benefit plan asset	11,587	12,376
Other	88	84
TOTAL	$563,297	$1,213,373

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable	$54,952	$125,024
Current portion of long-term debt	1,900	0
Accrued payroll and compensation	12,848	21,667
Accrued interest payable	8,142	5,702
Income taxes payable	7,790	11,414
Accrued and other liabilities	6,489	30,552
Total current liabilities	92,121	194,359

LONG-TERM DEBT, less current portion	486,780	840,725

DEFERRED INCOME TAXES		27,348

OTHER POSTRETIREMENT BENEFIT PLAN LIABILITY	22,987	78,124

PENSION BENEFIT PLAN LIABILITY	6,499	22,355

OTHER LIABILITIES	691	3,886

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIENCY):
Preferred stock, $.01 par value; 5,000 shares authorized and unissued
Common stock, $.01 par value; 38,415 shares authorized, 14,733 and 22,698 shares issued, and 14,658 and 22,623 shares outstanding in 2004 and 2005, respectively	147	227
Additional paid-in-capital	51,939	143,859
Treasury stock, 75 shares at cost	(735)	(735)
Accumulated other comprehensive income (loss)	(12,113)	(11,944)
Retained earnings (deficit)	(85,019)	(84,831)
Total stockholders’ equity (deficiency)	(45,781)	46,576

TOTAL	$563,297	$1,213,373

See notes to unaudited consolidated financial statements

ACCURIDE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended
	March 31,
	2004	2005
	Restated (Note 3)

NET SALES	$111,401	$272,616

COST OF GOODS SOLD	89,783	226,364

GROSS PROFIT	21,618	46,252

OPERATING EXPENSES:
Selling, general and administrative	6,371	15,345

INCOME FROM OPERATIONS	15,247	30,907

OTHER INCOME (EXPENSE):
Interest income	25	81
Interest (expense)	(9,213)	(12,548)
Loss on extinguishment of debt		(5,072)
Refinancing costs		(14,366)
Equity in earnings of affiliates	138	179
Other income (expense), net	139	(134)

INCOME (LOSS) BEFORE INCOME TAXES	6,336	(953)

INCOME TAX PROVISION (BENEFIT)	1,772	(1,141)

NET INCOME	$4,564	$188

Weighted average common shares outstanding-basic	14,656	19,968

Basic income per share	$0.31	$0.01

Weighted average common shares outstanding-diluted	15,369	20,676

Diluted income per share	$0.30	$0.01

See notes to unaudited consolidated financial statements.

ACCURIDE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

(DOLLARS IN THOUSANDS)

(UNAUDITED)

	Comprehensive Income (Loss)	Common Stock	Additional Paid-in-Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Stockholders’ Equity (Deficiency)
BALANCE AT JANUARY 1, 2005—As previously reported		$147	$51,939	$(735)	$(12,113)	$(83,810)	$(44,572)
Adj. to restate inventory for change from LIFO to FIFO (Note 3)						(1,209)	(1,209)
As adjusted		147	51,939	(735)	(12,113)	(85,019)	(45,781)

Net income	$188					188	188

Issuance of common stock—acquisition of TTI		80	91,920				92,000

Other comprehensive income;
Unrealized gain on foreign currency hedges (net of tax)	118				118		118
Minimum pension liability adjustment (net of tax)	51				51		51

Comprehensive income	$357

BALANCE AT MARCH 31, 2005		$227	$143,859	$(735)	$(11,944)	$(84,831)	$46,576

See notes to unaudited consolidated financial statements

ACCURIDE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

(UNAUDITED)

	Three Months Ended
	March 31,
	2004	2005
	Restated (Note 3)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,564	$188
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	6,296	8,780
Amortization—deferred financing costs	447	266
Amortization—other intangible assets		1,137
Amortization—write-off of deferred financing costs related to refinancing		3,369
(Gain) loss on asset disposition	2	(7)
Deferred income taxes	1,517	(3,059)
Equity in earnings of affiliate	(138)	(179)
Changes in certain assets and liabilities (net of effects from purchase of TTI)
Receivables	(17,067)	(37,483)
Inventories and supplies	261	(4,416)
Prepaid expenses and other assets	(1,267)	(1,258)
Accounts payable	1,772	3,242
Accrued and other liabilities	(5,490)	(9,869)
Net cash used in operating activities	(9,103)	(39,289)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(3,009)	(3,103)
Distribution from investment in affiliate		1,000
Capitalized interest	(201)	—
Net cash used in investing activities	(3,210)	(2,103)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt		825,000
Payments on long-term debt	(1,000)	(828,731)
Payment of deferred financing fees	(30)	(9,906)
Proceeds from stock subscriptions receivable	15	—
Net cash used in financing activities	(1,015)	(13,637)

Decrease in cash and cash equivalents	(13,328)	(55,029)
Cash and cash equivalents, beginning of period	42,692	71,843
Cash and cash equivalents, end of period	$29,364	$16,814

See notes to unaudited consolidated financial statements

ACCURIDE CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

AS OF DECEMBER 31, 2004 AND MARCH 31, 2005 AND FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2005

(UNAUDITED)

Note 1—Summary of Significant Accounting Policies

Basis of Presentation—The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, except that the unaudited consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of Accuride Corporation (“Accuride” or the “Company”), all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the consolidated financial statements have been included.

The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto disclosed in Accuride’s Annual Report on Form 10-K for the year ended December 31, 2004.

Management’s Estimates and Assumptions—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Derivative Financial Instruments—The Company uses derivative financial instruments as part of its overall risk management strategy as further described under Item 7A of the 2004 Annual Report on Form 10-K. The derivative instruments used by the Company from time to time include interest rate, foreign exchange, and commodity price instruments. All derivative instruments designated as hedges are recognized on the balance sheet at their estimated fair value.

Interest Rate Instruments—The Company uses interest rate swap agreements as a means of fixing the interest rate on portions of the Company’s floating-rate debt. The interest rate swap entered into in the first quarter of 2005 is not designated as a hedge for financial reporting purposes and, accordingly, is carried in the financial statements at fair value, with both unrealized and realized gains or losses reflected in current period earnings as a component of interest. The total notional amount of outstanding interest rate swaps at March 31, 2005 was $250 million, maturing March 2006, renewable for three consecutive years. Included in interest expense for the three months ended March 31, 2005 are unrealized gains of $1.5 million. There were no interest rate swaps in 2004.

Foreign Exchange Instruments—The Company uses foreign currency forward contracts to limit foreign exchange risk on anticipated but not yet committed transactions expected to be denominated in Canadian dollars and is following the guidance under Derivative Implementation Group (“DIG”) item G20 to account for these contracts. As these contracts have been designated as cash flow hedges, unrealized gains or losses will be deferred in Other Comprehensive Income (See Note 5) with only realized gains or losses reflected in current period earnings as Cost of Goods Sold. Included in Cost of Goods Sold for the three months ended March 31, 2005 are realized gains of $94. To the extent that any of these contracts are not completely effective in offsetting the change in the value of the anticipated transactions being hedged, any changes in fair value relating to the ineffective portion of these contracts will be immediately recognized in Cost of Goods Sold. At March 31, 2005, Accuride had open foreign exchange forward contracts of $37.7 million.

Earnings Per Common Share — Basic and diluted earnings per common share were computed as follows:

	Three months
	Ended March 31,
(in thousands, except per share amounts)	2004	2005
	(Restated)
Numerator:
Net income	$4,564	$188
Denominator:
Basic earnings per common share—weighted-average shares outstanding	14,656	19,968
Effect of dilutive stock options	713	708
Diluted earnings per common share—weighted-average shares outstanding	15,369	20,676
Basic earnings per common share	$0.31	$0.01
Diluted earnings per common share	$0.30	$0.01

All outstanding options were included in the calculation of diluted earnings per share for both periods. presented. The 11.0 million shares issued in connection with the Company’s initial public stock offering have been excluded from the calculation of basic and diluted earnings per share for both periods.

Stock Based Compensation—On December 31, 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure. This statement amends SFAS Statement No. 123, “Accounting for Stock-Based Compensation” and provides alternative methods of transition for a voluntary change to the fair value based methods of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for the plans; accordingly, since the grant price of the stock options was at least 100% of the fair value at the date of the grant, no compensation expense has been recognized by the Company in connection with the option grants. Had compensation cost for the plans been determined based on the fair value at the grant dates for awards under the plan consistent with the fair value method of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, the effect on the Company’s net income would have been the following:

	For the Three Months Ended
	March 31
(Dollars in thousands, except per share amounts)	2004	2005
	(Restated)
Net income as reported	$4,564	$188

Deduct: Total stock-based employee compensation expense determined under the fair value based method, net of related tax effects	(22)	(21)

Pro forma net income	$4,542	$167

Earnings per share-as reported:
Basic	$0.31	$0.01
Diluted	$0.30	$0.01

Earnings per share-pro forma:	$0.31	$0.01
Basic	$0.30	$0.01
Diluted

Recent Accounting Pronouncements - FAS 123R—In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”. SFAS 123(R) is a revision of FASB Statement 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and its related implementation guidance. The statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is to be recognized over the period during which an employee is required to provide service in exchange for the award.

On April 14, 2005, the Securities and Exchange Commission (the “SEC”) announced that the effective date of SFAS 123(R) will be delayed from June 15, 2005 until January 1, 2006, for calendar year companies. Accuride currently expects to adopt SFAS 123(R) effective January 1, 2006. Management is still evaluating the full effect of this new accounting standard on the consolidated financial statements.

Interpretation No. 47—In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations.” The Interpretation clarifies that the term “conditional asset retirement obligations” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The Interpretation states that conditional obligations meet the definition of an asset retirement obligation in SFAS No. 143 and therefore should be recognized if their value can be reasonably estimated. Interpretation No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of Interpretation No. 47 is not expected to have a significant impact on our results of operations or financial position.

Reclassifications—Certain reclassifications have been made to prior year financial statements and the notes to conform with current year presentation.

Note 2 - Acquisition

On January 31, 2005, the Company completed its acquisition of Transportation Technologies Industries, Inc. (TTI). Accuride Corporation issued 7,964,238 shares of common stock in exchange for the assets of TTI. The transaction was accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations”, and accordingly, the operating results of TTI have been included with those of the Company subsequent to January 31, 2005.

The Company believes the combined company will offer the trucking industry a one-stop component sourcing solution and becomes one of the largest suppliers to the heavy/medium commercial vehicle industry.

The following table summarizes the preliminary allocation of the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Current assets	$161,512
Property, plant and equipment	113,151
Goodwill	267,560
Intangible assets	143,770
Other	16
Total assets acquired	686,009
Current liabilities	461,732
Debt	3,100
Other long-term liabilities	129,177
Net assets acquired	$92,000

The value of TTI was estimated by valuing each of TTI’s operating segments individually and then summing these to determine the value of the consolidated entity. Discounted cash flow and market comparable approach indications of value, were used to determine a range of values for each operating segment. After reaching a conclusion on the combined value of the operating segments, the implied equity value of TTI was determined by subtracting TTI’s debt on the date of the transaction. The implied equity value of TTI was $92 million. The TTI merger was valued based on appraisal information and other studies of the net assets acquired because we considered the fair value of the net assets acquired to be a more reliable measure of the fair value of TTI than the fair value of the shares issued to TTI stockholders on January 31, 2005.

The preliminary allocations of purchase price are based upon preliminary valuation information and other studies that have not yet been completed, specifically, the Company is still in the process of finalizing feasibility studies on the restructuring of TTI’s trucking fleet, consolidation of warehouse space and centralization of selling, general and administrative functions. It is anticipated that these studies will conclude during the second quarter of 2005. In addition, due to scheduling issues related to the selection of the post-merger actuary service provider, the Company is still in the process of finalizing the valuation of the other postretirement benefit plan liability.

The preliminary purchase price allocation for intangible assets includes $33,540 of technology which will be amortized over 10 to 15 years, $71,500 of customer relationships which will be amortized over 15 to 30 years, $267,560 of goodwill, not deductible for income tax purposes, $38,080 of trade names that are not subject to amortization, and $650 of backlog. Current liabilities assumed include debt of $352,356.

In connection with the merger, the Company refinanced substantially all its debt (See Note 5).

The following unaudited pro forma information presents results as if the acquisition had occurred at the beginning of the respective periods and includes the interest savings resulting from the issuance of new debt:

	For the Three Months Ended
	March 31
	2004	2005
Pro forma sales	$246,181	$326,946

Pro forma net income	6,787	2,252

Earnings per share:
Pro forma net income —basic	$0.30	$0.10
Pro forma net income —diluted	$0.29	$0.10

The unaudited pro forma information presented above for the three months ended March 31, 2004 and 2005 has been provided for comparative purposes only and does not purport to reflect the actual results that would have been reported had the TTI acquisition been consummated at the beginning of each of the periods presented. Additionally, such pro forma financial information does not purport to represent results that may occur in the future.

Note 3—Inventories

Inventories are stated at the lower of cost or market. Prior to January 1, 2005, substantially all of the Company’s business units were on LIFO. Effective January 1, 2005, coincident with the acquisition of TTI, the Company changed its inventory costing method from the last-in, first-out (“LIFO”) method to the first-in, first-out (“FIFO”) method for the Company’s business units that were on LIFO. Management of the Company believes that the FIFO method is preferable to LIFO because (i) FIFO inventory values presented in the Company’s balance sheet will more closely approximate the current value of inventory (ii) costs of sales are still appropriately charged in the period of the related sales (iii) FIFO inventory values better represent the underlying commercial substance of selling the oldest product first, and (iv) the change to FIFO method at the affected business units results in the Company using a uniform method of inventory valuation globally which will improve comparability of operating results among these units. Prior to January 31, 2005, only one of TTI’s business units was on LIFO. Accuride conformed this business unit to the Company’s accounting policies and all of TTI’s business units are now on FIFO.

The effect of the change in accounting method was to increase net income for the first quarter of fiscal 2005 by $3.5 million ($0.17 per diluted share). In accordance with generally accepted accounting principles, the change has been applied by restating the prior years consolidated financial statements. The effect of this restatement was to decrease inventories at December 31, 2004 by $1,900, increase deferred income tax asset by $691, increase the accumulated deficit as of December 31, 2004 by $1,209, and decrease net income for the first quarter of fiscal 2004 by $203.

The components of inventory on a FIFO basis are as follows:

	December 31,	March 31,
	2004	2005
	(Restated)
Raw Materials	$12,590	$38,058
Work in Process	16,890	37,624
Finished Manufactured Goods	15,963	35,648

Inventories, net	$45,443	$111,330

The Company reviews inventory on hand and records provisions for excess and obsolete inventory based on its assessment of future demand and historical experience.

Note 4—Intangible Assets and Excess of Purchase Price Over Net Assets Acquired, Net

SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets” have been applied to the TTI transaction (See Note 2). Accordingly, the tangible and identifiable intangible assets and liabilities have been adjusted to fair values with the remainder of the purchase price recorded as goodwill. Additionally, goodwill and indefinite lived intangibles assets (tradenames) are not amortized but are reviewed for impairment at least annually or more frequently if impairment indicators arise.

The following presents a summary of goodwill and other intangible assets as of March 31, 2005:

	Gross Amount	Accumulated Amortization	Carrying Amount
Goodwill	$390,757		$390,757
Other Intangible Assets:
Backlog	650	350	300
Trade Names	38,080	0	38,080
Technology	33,540	382	33,158
Customer Relationships	71,500	407	71,093
	$143,770	$1,139	$142,631

The Company estimates that aggregate amortization expense for each of the five succeeding fiscal years will be approximately $5,000.

The following presents the changes in the carrying amount of goodwill for the period ended March 31, 2005:

Balance at December 31, 2004	$123,197
Addition arising from acquisition—See note 2	267,560
Balance at March 31, 2005	$390,757

Note 5—Debt

Long-term debt at December 31, 2004 and March 31, 2005 consists of the following:

	2004	2005
Revolving Credit Facility	$25,000	$25,000
Term C Facility	95,000
Term B Facility	179,100	537,625
Internal Revenue Bond	3,100
Senior subordinated notes	275,000
Senior subordinated notes-net of $320 unamortized discount	189,580
	488,680	840,725
Less current maturities	1,900
Total	$486,780	$840,725

Bank Borrowing.  In connection with the TTI merger, we entered into a fourth amended and restated credit agreement consisting of (1) a new term credit facility in an aggregate principal amount of $550.0 million that will mature on January 31, 2012 and (2) a revolving credit facility in an aggregate principal amount of $125.0 million (comprised of a new $95.0 million U.S. revolving credit facility and the continuation of a $30.0 million Canadian revolving credit facility) that will terminate on January 31, 2010. As of March 31, 2005, $25 million was outstanding under the New Revolver. The new term credit facility requires quarterly amortization payments of $1.4 million that commenced on March 31, 2005, with the balance paid on the maturity date for the term credit facility. On March 31, 2005, $12.4 million was prepaid in advance without penalty. The interest rates per annum applicable to loans under our new senior credit facilities are, at the option of us or Accuride Canada Inc., as applicable, a base rate or eurodollar rate plus, in each case, an applicable margin which is subject to adjustment based on our leverage ratio. The base rate is a fluctuating interest rate equal to the highest of (a) the base rate reported by Citibank, N.A. (or, with respect to the Canadian revolving credit facility, the reference rate of interest established or quoted by Citibank Canada for determining interest rates on U.S. dollar denominated commercial loans made by Citibank Canada in Canada), (b) a reserve adjusted three-week moving average of offering rates for three-month certificates of deposit plus one-half of one percent (0.5%) and (c) the federal funds effective rate plus one-half of one percent (0.5%). The obligations under our new senior credit facilities are guaranteed by all of our domestic subsidiaries. The loans under the credit facilities are secured by, among other things, a lien on substantially all of our U.S. properties and assets and of our domestic subsidiaries and a pledge of 66% of the stock of our foreign subsidiaries. The loans under the Canadian revolving facility are also secured by substantially all of the properties and assets of Accuride Canada Inc.

Senior Subordinated Notes.  In connection with the TTI merger, we issued $275.0 million aggregate principal amount of 8 1/2% senior subordinated notes due 2015 in a private placement transaction. Interest on the senior subordinated notes is payable on February 1 and August 1 of each year, beginning on August 1, 2005. The notes mature on February 1, 2015 and may be redeemed, at our option, in whole or in part, at any time on or before February 1, 2010 at a price equal to 100% of the principal amount, plus an applicable make-whole premium, and accrued and unpaid interest and special interest if any, to the date of redemption, and on or after February 1, 2010 at certain specified redemption prices. In addition, on or before February 1, 2008, we may redeem up to 40% of the aggregate principal amount of notes issued under the indenture with the proceeds of certain equity offerings. The new senior subordinated notes are general unsecured obligations (1) subordinated in right of payment to all of our and the guarantors’ existing and future senior indebtedness, including any borrowings under our new senior credit facilities; (2) equal in right of payment with any of our and the guarantors’ existing and future senior subordinated indebtedness; (3) senior in right of payment to all of our and the guarantors’ existing and future subordinated indebtedness and (4) structurally subordinated to all obligations of our subsidiaries that do not guarantee the outstanding notes. As of March 31, 2005 the aggregate principal amount of Notes outstanding was $275.0 million.

In connection with the refinancing of the bank borrowing and issuance of senior subordinated notes, the Company incurred total costs of $14,366. These costs include cash fees of $13,141 associated with these transactions, and the non-cash write-off of unamortized debt issuance costs of $1,225

.

The Company incurred a loss on early extinguishment of debt totaling $5,072. The loss includes cash fees of $2,928 associated with the transaction and the non-cash write-off of unamortized deferred financing costs of $1,824 and unamortized bond discount of $320.

Note 6—Supplemental Cash Flow Disclosure

During the three months ended March 31, 2004 and 2005, Accuride paid $14,179 and $16,462 for interest. During these same time periods, Accuride paid $170 and $900 for income taxes, respectively. The purchase of TTI on January 31, 2005 was a stock-for-stock, non-cash transaction (see Note 2 for discussion of acquisition).

Note 7—Comprehensive income is summarized as follows:

	For the Three Months Ended
	March 31
	2004	2005
	(Restated) (Note 3)
Net income	$4,564	$188
Other comprehensive income
Unrealized gain on foreign currency hedges (net of tax)	161	118
Minimum pension liability adjustment (net of tax)	97	51

Total comprehensive income	$4,822	$357

Included in other comprehensive income for the three months ended March 31, 2004 and March 31, 2005, respectively, is $161 and $118 (net of tax) of unrealized gains on derivatives that have been designated as cash flow hedges in accordance with SFAS 133, as further described in Note 1. The $118 of unrealized gains remaining in other comprehensive income related to derivative instruments will be reclassified into earnings as realized during the next nine months. Also included in other comprehensive income for the three months ended March 31, 2005 is $51 (net of tax) of minimum pension liability adjustments related to fluctuations of the Canadian dollar and translation of our Canadian pension plans.

Note 8—Pension and Other Postretirement Benefit Plans

Components of Net Periodic Benefit Cost for the three months ended March 31:

	Pension Benefits		Other Benefits
	2004	2005	2004	2005
Service cost-benefits earned during the year	$670	$1,113	$222	$491
Interest cost on projected benefit obligation	1,048	2,363	362	1,127
Expected return on plan assets	(1,417)	(3,055)	0	0
Prior service cost and other amortization (net)	404	693	(11)	105
Net amount charged to income	$705	$1,114	$573	$1,723

Employer Contributions- As of March 31, 2005, $829 has been contributed to company sponsored pension plans. The Company presently anticipates contributing an additional $7,522 to fund its pension plans in 2005 for a total of $8,351.

Note 9—Guarantor and Non-guarantor Financial Statements

The Company’s 8.50% Senior Subordinated Notes due 2015 are fully and unconditionally guaranteed, on a joint and several basis, by substantially all of the Company’s wholly-owned domestic subsidiaries (“Subsidiary Guarantors”). The non-guarantor subsidiaries are the Company’s foreign subsidiaries. The following condensed financial information illustrates the composition of the combined Subsidiary Guarantors:

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(DOLLARS IN THOUSANDS)

	December 31, 2004
	Restated (Note 3)
	Guarantor	Nonguarantor		Consolidated
	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS

Current Assets	$133,205	$65,479	$(776)	$197,908
Property, plant, and equipment, net	96,725	108,644	0	205,369
Other non-current assets	285,958	40,246	(166,184)	160,020
TOTAL	$515,888	$214,369	$(166,960)	$563,297

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current Liabilities	$56,959	$35,162		$92,121
Long-term debt, less current portion	461,780	25,000		486,780
Deferred income taxes	(16,305)	16,305		0
Other non-current liabilitities	21,682	8,495		30,177
Stockholders’ equity (deficiency)	(8,228)	129,407	$(166,960)	(45,781)
TOTAL	$515,888	$214,369	$(166,960)	$563,297

	March 31, 2005

	Guarantor	Nonguarantor		Consolidated
	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS

Current Assets	$288,411	$58,569	$(5,891)	$341,089
Property, plant, and equipment, net	206,584	106,481	0	313,065
Other non-current assets	685,406	39,612	(165,799)	559,219

TOTAL	$1,180,401	$204,662	$(171,690)	$1,213,373

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current Liabilities	$154,015	$45,140	$(4,796)	$194,359
Long-term debt, less current portion	815,725	25,000		840,725
Deferred income taxes	11,043	16,305		27,348
Other non-current liabilitities	95,711	8,654		104,365
Stockholders’ equity (deficiency)	103,907	109,563	(166,894)	46,576

TOTAL	$1,180,401	$204,662	$(171,690)	$1,213,373

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(DOLLARS IN THOUSANDS)

	Three Months Ended March 31, 2004
	Restated (Note 3)
	Guarantor	Non-guarantor		Consolidated
	Subsidiaries	Subsidiaries	Eliminations	Total
Net Sales	$122,321	$55,280	$(66,200)	$111,401

Cost of goods sold	104,325	51,626	(66,168)	89,783

Gross profit	17,996	3,654	(32)	21,618

Operating expenses	6,181	190		6,371

Income (loss) from operations	11,815	3,464	(32)	15,247

Other income (expense):
Interest expense, net	(8,348)	(840)	0	(9,188)
Equity in earnings of affiliates	138	0	0	138
Other income (expense), net	(52)	191	0	139

Income (loss) before income taxes	3,553	2,815	(32)	6,336

Income tax provision	1,314	458	0	1,772

Net income (loss)	$2,239	$2,357	$(32)	$4,564

	Three Months Ended March 31, 2005
	Guarantor	Non-guarantor		Consolidated
	Subsidiaries	Subsidiaries	Eliminations	Total
Net Sales	$310,138	$78,938	$(116,460)	$272,616

Cost of goods sold	269,510	72,995	(116,141)	226,364

Gross profit	40,628	5,943	(319)	46,252

Operating expenses	15,725	186	(566)	15,345

Income (loss) from operations	24,903	5,757	247	30,907

Other income (expense):
Interest expense, net	(30,576)	(1,329)	0	(31,905)
Equity in earnings of affiliates	179	0	0	179
Other income (expense), net	(122)	(12)	0	(134)

Income (loss) before income taxes	(5,616)	4,416	247	(953)

Income tax provision (benefit)	(2,276)	1,135	0	(1,141)

Net income (loss)	$(3,340)	$3,281	$247	$188

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(DOLLARS IN THOUSANDS)

	Three Months Ended March 31, 2004
	Restated (Note 3)
	Guarantor	Non-guarantor		Consolidated
	Subsidiaries	Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$(11,306)	$2,203	$—	$(9,103)
Net cash provided by (used in) investing activities	(1,265)	(1,945)	—	(3,210)
Net cash provided by (used in) financing activities	(1,053)	38	—	(1,015)

Increase (decrease) in cash and cash equivalents	(13,624)	296	—	(13,328)
Cash and cash equivalents, beginning of period	26,528	16,164	—	42,692
Cash and cash equivalents, end of period	$12,904	$16,460	$—	$29,364

	Three Months Ended March 31, 2005
	Guarantor	Non-guarantor		Consolidated
	Subsidiaries	Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$(22,613)	$(16,676)	$—	$(39,289)
Net cash provided by (used in) investing activities	(1,440)	(663)	—	(2,103)
Net cash provided by (used in) financing activities	(13,495)	(142)	—	(13,637)

Increase (decrease) in cash and cash equivalents	(37,548)	(17,481)	—	(55,029)
Cash and cash equivalents, beginning of period	14,852	27,840	—	71,843
Cash and cash equivalents, end of period	$(22,696)	$10,359	$—	$16,814

Note 10—Contingencies

The Company is from time to time involved in various legal proceedings of a character normally incident to its business. Management does not believe that the outcome of these proceedings will have a material adverse effect on the consolidated financial condition or results of operations of the Company.

Our operations, facilities and properties are subject to extensive and evolving laws and regulations pertaining to air emissions, wastewater discharges, the handling and disposal of solid and hazardous materials and wastes, the investigation and remediation of contamination, and otherwise relating to health, safety and the protection of the environment and natural resources. As a result, we are involved from time to time in administrative or legal proceedings relating to environmental, health and safety matters, and have in the past and will continue to incur capital costs and other expenditures relating to such matters. In addition to environmental laws that regulate our subsidiaries’ ongoing operations, our subsidiaries are also subject to environmental remediation liability. Under the federal Comprehensive Environmental Response, Compensation, and Liability Act, or CERCLA, and analogous state laws, our subsidiaries may be liable as a result of the release or threatened release of hazardous materials into the environment. Our subsidiaries are currently involved in several matters relating to the investigation and/or remediation of locations where they have arranged for the disposal of foundry and other wastes. Such matters include situations in which we have been named or are believed to be Potentially Responsible Parties under CERCLA or state laws in connection with the contamination of these sites. Additionally, environmental remediation may be required to address soil and groundwater contamination identified at certain facilities.

As of March 31, 2005, the Company had an environmental reserve of approximately $2.8 million, related primarily to our foundry operations. This reserve is based on current cost estimates and does not reduce estimated expenditures to net present value, but does take into account the benefit of a contractual indemnity given to us by a prior owner of our wheel-end subsidiary. We cannot assure you, however, that the indemnitor will fulfill its obligations, and the failure to do so could result in future costs that may be material. Any cash expenditures required by us or our subsidiaries to comply with applicable environmental laws and/or to pay for any remediation efforts will not be reduced or otherwise affected by the existence of the environmental reserve. Our environmental reserve may not be adequate to cover our future costs related to the sites associated with the environmental reserve, and any additional costs may have a material adverse effect on our business, results of operations or financial condition. The discovery of additional sites, the modification of existing or the promulgation of new laws or regulations, more vigorous enforcement by regulators, the imposition of joint and several liability under CERCLA or analogous state laws, or other unanticipated events could also result in such a material adverse effect.

As part of an initiative regarding compliance in the foundry industry, the EPA conducted an environmental multimedia inspection at Gunite’s Rockford, Illinois plant in September and October 2003. Gunite received an administrative complaint from the EPA in January 2005 regarding alleged violations of certain registration and record maintenance regulations, with a proposed penalty in the amount of approximately $138,600. Gunite is reviewing the complaint and has not yet responded.

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

In addition, pursuant to the Recapitalization of the Company on January 21, 1998, the Company was indemnified by Phelps Dodge Corporation with respect to certain environmental liabilities at its Henderson and London facilities, subject to certain limitations. Pursuant to the AKW acquisition agreement on April 1, 1999, in which Accuride purchased Kaiser Aluminum and Chemical Corporation’s (“Kaiser”) 50% interest in AKW, the Company has been indemnified by Kaiser with respect to certain environmental liabilities relating to the facilities leased by AKW (the “Erie Lease”). On February 12, 2002, Kaiser filed a voluntary petition in the United States Bankruptcy Court for the District of Delaware for reorganization under Chapter 11 of the United States Bankruptcy Code, which could limit our ability to pursue indemnification claims, if necessary, from Kaiser. Management does not believe that the outcome of any environmental proceedings will have a material adverse effect on the consolidated financial condition or results of operations of the Company.

Note 11—Subsequent Events

In April 2005 the Company effected a 591-for-one stock split and increased the authorized common stock to 38,805,000 shares. The effect of this stock split was to transfer $147, representing the par value of additional shares issued from additional paid-in capital to common stock. All numbers of common shares and per share data in the accompanying consolidated financial statements and related notes have been retroactively adjusted to give effect to the stock split.

Accuride Corporation’s common stock commenced trading on the New York Stock Exchange on April 26, 2005. Accuride used net proceeds of approximately $93 million from the sale of 11.0 million shares of common stock to repay a portion of the Term Loan B facility.

In connection with the initial public offering, the Company granted stock options to key management personnel and directors to acquire 918,065 shares of common stock. The grant price of the stock options is equal to the offering price to the public of $9.00 per share of common stock.

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

Overview

The commercial vehicle market continued to gain strength into the first quarter of 2005. Freight growth, improved fleet profitability, aging equipment, high equipment utilization, and economic strength continue to drive order rates for new vehicles. Current industry forecasts by analysts, including America’s Commercial Transportation (“ACT”) Publications, predict that the North American truck industry will continue to gain momentum in 2005 and 2006.

On January 31, 2005, pursuant to the terms of an agreement and plan of merger, a wholly owned subsidiary of Accuride was merged with and into TTI, resulting in TTI becoming a wholly owned subsidiary of Accuride.

In connection with the TTI merger, we entered into a fourth amended and restated credit agreement consisting of (1) a new term credit facility in an aggregate principal amount of $550.0 million that will mature on January 31, 2012 and (2) a revolving credit facility in an aggregate principal amount of $125.0 million that will terminate on January 31, 2010. In addition, we issued $275.0 million aggregate principal amount of 8 ½% senior subordinated notes due 2015.

On April 26, 2005, Accuride Corporation’s common stock commenced trading on the New York Stock Exchange. Accuride used net proceeds of approximately $93 million from the sale of 11.0 million shares of common stock to repay a portion of the Term Loan B facility.

Our quarterly sales for the three months ended March 31, 2005 increased by 144.7% compared to prior year sales during the comparable period. This is primarily driven by the merger with TTI, which had sales of $116.6 million for the two month period ending March 31, 2005, and an increase in Class 5-8 builds of 32.0% from the year ago level.

Our operating challenges are to meet these higher levels of production while improving our internal productivity, successfully integrate TTI, and mitigate the margin pressure from rising material costs through price increases. Futhermore, we may be required to increase our level of outsourced production for some of our products due to production constraints, and such outsourcing may result in lower margins.

On April 29, 2005, Accuride Corporation entered into a new collective bargaining agreement with the International Union, United Aerospace and Agricultural Implement Workers of America (UAW), Local 718 at the Gunite foundry in Rockford, Illinois.

Effective January 1, 2005, the Company changed its inventory costing method from the last-in, first-out (“LIFO”) method to the first-in, first-out (“FIFO”) method. The effect of this change in accounting method was to increase net income for the first quarter of fiscal 2005 by $3.5 million. In accordance with generally accepted accounting principles, the change has been applied by restating the prior years consolidated financial statements. The effect of this restatement was to decrease inventories at December 31, 2004 by $1.9 million, increase deferred income tax asset by $0.7 million, increase the accumulated deficit as of December 31, 2004 by $1.2 million, and decrease net income for the first quarter of fiscal 2004 by $0.2 million.

We have one reportable segment: the design, manufacture and distribution of component parts for heavy- and medium-duty trucks and commercial trailers. We sell our products primarily within North America and Latin America to original equipment manufacturers, or OEMs, and to the aftermarket.

Pro Forma Results of Operations

The following unaudited pro forma information presents results as if the acquisition had occurred at the beginning of the respective periods. This pro forma information includes the $19.4 million of refinancing costs incurred in the first quarter of 2005 to refinance our debt and the resulting interest savings:

	March 31, 2004		March 31, 2005
	(dollars in thousands, except per share data)
Net sales	$246,181	100.0%	$326,946	100.0%
Gross profit	40,655	16.5%	53,410	16.3%
Operating expenses	18,097	7.4%	19,789	6.1%
Income from operations	22,558	9.2%	33,621	10.3%
Equity in earnings of affiliates	138	0.1%	179	0.1%
Other income (expense)	(12,744)	(5.2)%	(31,584)	(9.7)%
Net income	6,787	2.8%	2,252	0.7%
Other Data:
Basic income per share	$0.30		$0.10
Diluted income per share	$0.29		$0.10

Net Sales. Pro Forma net sales for the three months ended March 31, 2005 were $326.9 million, an increase of 32.8% compared to pro forma net sales of $246.2 million for the three months ended March 31, 2004. This increase is primarily a result of the continuing cyclical recovery in the commercial vehicle industry and price increases of approximately $35 million.

Gross Profit. Pro Forma gross profit increased $12.7 million, or 31.2%, to $53.4 million for the three months ended March 31, 2005 from $40.7 million for the three months ended March 31, 2004. The increase is primarily attributable to the increase in customer demand resulting in higher net sales. The increase in gross profit resulting from volume was partially offset by approximately $3 million of outsourced production costs necessitated by production constraints at our Gunite facility and $1 million of higher than anticipated start-up costs on a certain product line.

Operating Expenses. Pro Forma operating expenses increased $1.7 million, or 9.4% to $19.8 million for the three months ended March 31, 2005 from $18.1 million for the three months ended March 31, 2004. As a percentage of sales, pro forma operating expenses decreased 1.3%. The pro forma operating expenses have not been reduced for any unrealized synergies the Company anticipates as a result of the merger.

Other Income (Expense). Pro Forma other expense increased $18.8 million to $31.6 million for the three-month period ended March 31, 2005 from $12.7 million for the three months ended March 31, 2004. The increase is primarily attributable to the $19.4 million of fees associated with the refinancing of our senior debt and $1.5 million of additional interest associated with the extinguishment of our 1998 bonds. These increases were partially offset by the on-going lower interest expense resulting from the refinanced debt.

Net Income. We had pro forma net income of $2.3 million for the three months ended March 31, 2005 compared to net income of $6.8 million for the three months ended March 31, 2004. Excluding the $19.4 million of fees associated with the refinancing of our senior debt and the related tax effect, our net income would have been $14.1 million ($0.60 per diluted share assuming fully diluted shares of 23,334) for the first quarter of 2005 on a pro forma basis.

Results of Operations

Three Months Ended March 31, 2004 Compared to the Three Months Ended March 31, 2005.

The following table sets forth certain income statement information of Accuride for the three months ended March 31, 2004 and March 31, 2005:

	March 31, 2004		March 31, 2005
	(Restated)
	(dollars in thousands)
Net sales	$111,401	100.0%	$272,616	100.0%
Gross profit	21,618	19.4%	46,252	17.0%
Operating expenses	6,371	5.7%	15,345	5.6%
Income from operations	15,247	13.7%	30,907	11.3%
Equity in earnings of affiliates	138	0.1%	179	0.1%
Other income (expense)	(9,049)	(8.1)%	(32,039)	(11.8)%
Net income	4,564	4.1%	188	0.1%

Net Sales. Net sales for the three months ended March 31, 2005 were $272.6 million, an increase of 144.7% compared to net sales of $111.4 million for the three months ended March 31, 2004. Approximately $116.6 million, or 104.7% of the increase in net sales is the result of our acquisition of TTI on January 31, 2005. The remainder of the increase in net sales is a result of the continuing cyclical recovery in the commercial vehicle industry and price increases of approximately $19 million.

Gross Profit. Gross profit increased $24.7 million, or 114.4%, to $46.3 million for the three months ended March 31, 2005 from $21.6 million for the three months ended March 31, 2004. The increase is primarily attributable to the acquisition of TTI in the amount of $12.5 million, or 57.9%, and the increase in customer demand resulting in higher net sales.

Operating Expenses. Operating expenses increased $8.9 million, or 139.1% to $15.3 million for the three months ended March 31, 2005 from $6.4 million for the three months ended March 31, 2004. The majority of this increase, $7.0 million, is due to the acquisition of TTI. Included in this $7.0 million is $1.1 million of amortization related to the intangible assets which were acquired with the purchase of TTI.

Other Income (Expense). Other expense increased $23.0 million to $32.0 million for the three-month period ended March 31, 2005 from $9.0 million for the three months ended March 31, 2004. This $23.0 million increase includes $19.4 million of fees associated with the refinancing of our senior debt and $1.5 million of additional interest associated with the extinguishment of our 1998 bonds.

Net Income (Loss). We had a net income of $0.2 million for the three months ended March 31, 2005 compared to net income of $4.6 million for the three months ended March 31, 2004. Excluding the $19.4 million of fees associated with the refinancing of our senior debt and the related tax effect, our net income would have been approximately $12.0 million.

Changes in Financial Condition

At March 31, 2005, we had total assets of $1,213.4 million, as compared to $563.3 million at December 31, 2004. The $650.1 million, or 115.4%, increase in total assets during the three months ended March 31, 2005 primarily resulted from the acquisition of TTI and an increase in working capital precipitated by stronger sales.

Working capital, defined as current assets less current liabilities, increased $40.9 million from December 31, 2004 to March 31, 2005.

Significant changes in working capital from December 31, 2004 included

•      An increase in net customer receivables and inventory of $114.4 million and $65.9 million, respectively. The majority of this increase relates stronger sales in 2005 and the merger with TTI.

•      An increase in accounts payable of $70.1 million. The majority of this increase relates to higher production volumes in 2005 and the merger with TTI.

•      An increase in accrued and other liabilities of $24.9 million primarily related to the acquisition of TTI.

Property plant and equipment increased $107.7 million, or 52.4%, from $205.4 million on December 31, 2004, to $313.1 million on March 31, 2005 primarily resulting from the merger with TTI.

Other intangible assets increased $142.6 million due to the acquisition of TTI and the related intangible assets acquired.

Long-term debt increased $353.9 million from $486.8 million on December 31, 2004 to $840.7 million on March 31, 2005 due to the merger with TTI and the related financing (See Cash Flow Provided by Operating Activities—Financing Activities).

Capital Resources and Liquidity

Our primary sources of liquidity during the three months ended March 31, 2005 were cash reserves and the new $125 million revolver, as defined and discussed below, of which $25 million is currently drawn. Primary uses of cash were working capital needs and capital expenditures.

Cash Flow Used In Operating Activities

Net cash used by operating activities during the first three months of 2005 amounted to $39.3 million compared to a net use of cash of $9.1 million for the comparable period in 2004, an increase of $30.2 million. Included in the 2005 use of cash from operations is approximately $16 million of cash fees associated with the refinancing of our senior debt. In addition, there was a high utilization of working capital due to the seasonality and the ramp up of industry volumes.

Investing Activities

Net cash used in investing activities totaled $2.1 million for the three months ended March 31, 2005 compared to a use of $3.2 million for the three months ended March 31, 2004, a decrease of $1.1 million. Included in the 2005 investing activities is a $1.0 million cash distribution from AOT, Inc., our joint venture with Goodyear Tire and Rubber Company.

Our most significant cash outlays for investing activities are the purchases of property, plant and equipment. Our capital expenditures in 2004 were $27.3 million. We expect our capital expenditures to total approximately $40.0 million in 2005. It is anticipated these capital expenditures will fund (1) investments in productivity and low cost manufacturing improvements in 2005 of approximately $10 million, (2) equipment and facility maintenance of approximately $25.0 million and (3) capacity expansion of approximately $5.0 million. These expenditures will be funded by cash generated from operations and existing cash reserves.

Financing Activities

Net cash used in financing activities totaled $13.6 million for the three months ended March 31, 2005 compared to net cash used in financing activities of $1.0 million for the comparable period in 2004. Included in the $13.6 million use of cash is $9.9 million paid for deferred financing fees.

Bank Borrowing.  In connection with the TTI merger, we entered into a fourth amended and restated credit agreement consisting of (1) a new term credit facility in an aggregate principal amount of $550.0 million that will mature on January 31, 2012 and (2) a revolving credit facility in an aggregate principal amount of $125.0 million (comprised of a new $95.0 million U.S. revolving credit facility and the continuation of a $30.0 million Canadian revolving credit facility) that will terminate on January 31, 2010. As of March 31, 2005, $25 million was outstanding under the New Revolver. The new term credit facility requires quarterly amortization payments of $1.4 million that commenced on March 31, 2005, with the balance paid on the maturity date for the term credit facility. On March 31, 2005, $12.4 million was prepaid in advance without penalty. The interest rates per annum applicable to loans under our new senior credit facilities are, at the option of us or Accuride Canada Inc., as applicable, a base rate or eurodollar rate plus, in each case, an applicable margin which is subject to adjustment based on our leverage ratio. The base rate is a fluctuating interest rate equal to the highest of (a) the base rate reported by Citibank, N.A. (or, with respect to the Canadian revolving credit facility, the reference rate of interest established or quoted by Citibank Canada for determining interest rates on U.S. dollar denominated commercial loans made by Citibank Canada in Canada), (b) a reserve adjusted three-week moving average of offering rates for three-month certificates of deposit plus one-half of one percent (0.5%) and (c) the federal funds effective rate plus one-half of one percent (0.5%). The obligations under our new senior credit facilities are guaranteed by all of our domestic subsidiaries. The loans under the credit facilities are secured by, among other things, a lien on substantially all of our U.S. properties and assets and of our domestic subsidiaries and a pledge of 66% of the stock of our foreign subsidiaries. The loans under the Canadian revolving facility are also secured by substantially all of the properties and assets of Accuride Canada Inc.

Restrictive Debt Covenants. Our credit documents contain numerous financial and operating covenants that limit the discretion of management with respect to certain business matters. These covenants place significant restrictions on, among other things, our ability to incur additional debt, to pay dividends, to create liens, to make certain payments and investments and to sell or otherwise dispose of assets and merge or consolidate with other entities. We are also required to meet certain financial ratios and tests, including a leverage ratio, an interest coverage ratio and a fixed charge coverage ratio. Failure to comply with the obligations contained in the credit documents could result in an event of default, and possibly the acceleration of the related debt and the acceleration of debt under other instruments evidencing indebtedness that may contain cross-acceleration or cross-default provisions. As of March 31, 2005, and currently, we are in compliance with our financial covenants and ratios.

Senior Subordinated Notes.  In connection with the TTI merger, we issued $275.0 million aggregate principal amount of 8 1/2% senior subordinated notes due 2015 in a private placement transaction. Interest on the senior subordinated notes is payable on February 1 and August 1 of each year, beginning on August 1, 2005. The notes mature on February 1, 2015 and may be redeemed, at our option, in whole or in part, at any time on or before February 1, 2010 at a price equal to 100% of the principal amount, plus an applicable make-whole premium, and accrued and unpaid interest and special interest if any, to the date of redemption, and on or after February 1, 2010 at certain specified redemption prices. In addition, on or before February 1, 2008, we may redeem up to 40% of the aggregate principal amount of notes issued under the indenture with the proceeds of certain equity offerings. The new senior subordinated notes are general unsecured obligations (1) subordinated in right of payment to all of our and the guarantors’ existing and future senior indebtedness, including any borrowings under our new senior credit facilities; (2) equal in right of payment with any of our and the guarantors’ existing and future senior subordinated indebtedness; (3) senior in right of payment to all of our and the guarantors’ existing and future subordinated indebtedness and (4) structurally subordinated to all obligations of our subsidiaries that do not guarantee the outstanding notes. As of March 31, 2005 the aggregate principal amount of Notes outstanding was $275.0 million.

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

Accounting Changes. Inventories are stated at the lower of cost or market. Prior to January 1, 2004, substantially all of the Company’s business units were on LIFO. Effective January 1, 2005, the Company changed its inventory costing method from the last-in, first-out (“LIFO”) method to the first-in, first-out (“FIFO”) method for the Company’s business units that were on LIFO. Management of the Company believes that the FIFO method is preferable to LIFO because (i) FIFO inventory values presented in the Company’s balance sheet will more closely approximate the current value of inventory (ii) costs of sales are still appropriately charged in the period of the related sales (iii) FIFO inventory values better represent the underlying commercial substance of selling the oldest product first, and (iv) the change to FIFO method at the affected business units results in the Company using a uniform method of inventory valuation globally which will improve comparability of operating results among these units. Prior to January 31, 2005, only one of TTI’s business units was on LIFO. Accuride conformed this business unit to the Company’s accounting policies and all of TTI’s business units are now on FIFO.

The effect of the change in accounting method was to increase net income for the first quarter of fiscal 2005 by $3.5 million ($0.17 per diluted share). In accordance with generally accepted accounting principles, the change has been applied by restating the prior years consolidated financial statements. The effect of this restatement was to decrease inventories at December 31, 2004 by $1,900, increase deferred income tax asset by $691, increase the accumulated deficit as of December 31, 2004 by $1,209, and decrease net income for the first quarter of fiscal 2004 by $203.

Critical Accounting Policies and Estimates. We have made a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. We included in our Annual Report on Form 10-K for the year ended December 31, 2004 a discussion of our most critical accounting policies, which are those that have a material impact on our financial condition or operating performance and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

We have not made changes in any critical accounting policies during the first quarter of 2005. Any changes in critical accounting policies and estimates are discussed with the Audit Committee of the Board of Directors of the Company during the quarter in which a change is made.

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

•      we may be unable to integrate TTI and other acquired companies successfully;

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

For further information, refer to the business description and additional risk factors sections included in our Form 10-K for the year ended December 31, 2004, as filed with the SEC.

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

Foreign Currency Risk

Certain forecasted transactions, assets, and liabilities are exposed to foreign currency risk. We monitor our foreign currency exposures to maximize the overall effectiveness of our foreign currency derivatives. The principal currency of exposure is the Canadian dollar. Forward foreign exchange contracts, designated as hedging instruments under SFAS 133, are used to offset the impact of the variability in exchange rates on our operations, cash flows, assets and liabilities. At March 31, 2005, we had open foreign exchange forward contracts of $37.7 million. These foreign exchange forward contracts will mature during the next nine months. Management believes the use of foreign currency financial instruments reduces the risks that arise from doing business in international markets.

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

A 10% adverse change in currency exchange rates for the foreign currency collar options held at March 31, 2005, would have a negative impact of approximately $3.8 million on the fair value of such instruments. This quantification of exposure to the market risk associated with foreign exchange financial instruments does not take into account the offsetting impact of changes in the fair value of our foreign denominated assets, liabilities and firm commitments.

Raw Material/Commodity Price Risk

We rely upon the supply of certain raw materials and commodities in our production processes and have entered into long-term supply contracts for our steel and aluminum requirements. The exposures associated with these commitments are primarily managed through the terms of the sales, supply, and procurement contracts. From time to time, we use commodity price swaps and futures contracts to manage the variability in certain commodity prices. Commodity price swap and futures contracts are used to offset the impact of the variability in certain commodity prices on our operations and cash flows. At March 31, 2005, we had no open commodity price swaps and futures contracts.

Interest Rate Risk

We use long-term debt as a primary source of capital in our business. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for our long-term fixed-rate debt and other types of long-term debt at March 31, 2005:

(Dollars in Thousands)	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
Long-term Debt:
Fixed						$275,000	$275,000	$269,500
Avg. Rate						8.50%	8.50%
Variable			$4,125	$5,500	$5,500	$550,600	$565,725	$569,632
Avg. Rate			5.29%	5.29%	5.29%	5.32%	5.32%

We have used an interest rate swap to alter interest rate exposure between fixed and variable rates on a portion of our long-term debt. As of March 31, 2005, an interest rate swap of $250.0 million was outstanding. Under the terms of the interest rate swap, we agreed with the counterparty to exchange, at specified intervals, the difference between 3.55% from March 2005 through March 2006, 4.24% from March 2006 through March 2007, and 4.43% from March 2007 through March 2008, and the variable rate interest amounts calculated by reference to the notional principal amount. The interest rate swap commenced in February 2005 and matures in March 2008.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

In connection with the completion of its audit of, and the issuance of an unqualified report on, TTI's financial statements for the year ended December 31, 2004, our independent registered public accounting firm, Deloitte & Touche LLP, identified deficiencies involving internal controls of TTI that established by the American Institute of Certified Public Accountants. The material weaknesses noted include: (1) weaknesses related to field level controls at TTI's Gunite and Brillion locations, which demonstrated local management's lack of consistent understanding and compliance with TTI's policies and procedures and which included errors that resulted in certain book to physical inventory adjustments; and (2) a weakness related to the corporate level financial reporting, which consisted of the failure to adequately review the work of a third party actuarial consultant requiring an adjustment to our workers' compensation liability.

In response to the material weaknesses identified by Deloitte & Touche LLP in respect to the internal control over financial reporting, management is implementing additional procedures and controls to remediate the material weaknesses. Actions being taken by management to remediate the material weaknesses with respect to TTI's Gunite and Brillion locations include: (i) monitor compliance with TTI's policies and procedures at the operating locations; (ii) develop targeted site reviews for locations that possess the weakest records of complying with TTI's policies and procedures; (iii) re-emphasize the importance of policies and procedures through continued training of operating location management of written policies and procedures; and (iv) dedicate additional review time to account reconciliations and analyses being performed by new accounting staff or when being prepared by an individual for the first time. Actions to be taken by management with respect to TTI's financial reporting controls include: (i) strengthen preventive controls; and (ii) review all assumptions and data provided to TTI by third party service providers.

There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings

Neither Accuride nor any of its subsidiaries is a party to any legal proceeding, which, in the opinion of management, would have a material adverse effect on the business or financial condition of Accuride. However, Accuride from time-to-time is involved in ordinary routine litigation incidental to its business.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the fiscal quarter ended March 31, 2005, Accuride issued no common stock or options to purchase common stock.

Use of Proceeds from our Initial Public Offering

On April 26, 2005, we completed our initial public offering of common stock. We sold 11 million shares of common stock at an offering price of $9.00 per share. The shares were registered under the Securities Act on a registration statement on Form S-1 (Registration No. 333-121944). The registration statement was declared effective by the Securities and Exchange Commission on April 25, 2005. The managing underwriters for the offering were Citigroup Global Markets Inc., Deutsche Bank Securities Inc. and UBS Securities LLC.

We received gross proceeds of approximately $99 million from the offering. The following table sets forth an estimate of the fees and expenses we incurred in connection with the offering:

(In thousands)
Underwriting discounts and commissions	$6,435
Other expenses	3,250

Total	9,685

The amounts set forth above are reasonable estimates rather than actual amounts. After deducting the foregoing expenses, our net proceeds will be approximately $89.3 million. These proceeds were used to repay a portion of our outstanding debt.

Because our registration statement was not declared effective until April 25, 2005, we did not receive net proceeds from the offering nor did we incur expenses in connection with the issuance and distribution of our common stock during the fiscal period ended March 31, 2005.

Item 5. Other Information

There has been no material change to the procedures by which security holders may recommend nominees to the Company’s board.

Item 6. Exhibits

Exhibit No.	Description
2.1

Agreement and Plan of Merger, dated as of December 24, 2004, by and among Accuride Corporation, Amber Acquisition Corp., Transportation Technologies Industries, Inc., certain signing stockholders and the Company Stockholders Representatives. Previously filed as an exhibit to the Form 8-K filed on December 30, 2004 and incorporated herein by reference.

2.2

Stock Subscription and Redemption Agreement, dated as of November 17, 1997, among Accuride Corporation, Hubcap Acquisition L.L.C. and Phelps Dodge Corporation. Previously filed as an exhibit to the Form S-4 effective July 23, 1998 (Reg. No. 333-50239) and incorporated herein by reference.

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

4.2

Indenture, dated as of January 31, 2005, by and among Accuride Corporation and all of the Company’s direct and indirect domestic subsidiaries existing on the Issuance Date and The Bank of New York Trust Company, N.A., with respect to $275.0 million aggregate principal amount of 8 1/2% Senior Subordinated Notes due in 2015. Previously filed as an exhibit to the Form 8-K filed on February 4, 2005 and incorporated herein by reference.

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

4.6

Stockholders’ Agreement, dated January 21, 1998, as amended and assigned, by and among Accuride Corporation, RSTW Partners III, L.P. (as successor to Phelps Dodge Corporation) and Hubcap Acquisition L.L.C. Previously filed as an exhibit to the Amendment No. 2 to Form S-1 as filed on March 25, 2005.

4.7	Bond Guaranty Agreement dated as of March 1, 1999 by Bostrom Seating, Inc. in favor of NBD Bank as Trustee. Previously filed as an exhibit to Amendment No. 1 to Form S-1 as filed on February 23, 2005.

10.01

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

10.02

Amended and Restated Guarantee and Collateral Agreement, dated January 31, 2005, made by the Registrant and certain of its subsidiaries in favor of Citicorp USA, Inc. as administrative agent. Previously filed as an exhibit to the Form 8-K filed on February 4, 2005 and incorporated herein by reference.

10.03

Management Services Agreement, dated January 31, 2005, among Accuride Corporation, Kohlberg Kravis Roberts & Co. L.P. and Trimaran Fund Management L.L.C. Previously filed as an exhibit to Amendment No. 1 to Form S-1 as filed on February 23, 2005.

14.1	Accuride Code of Conduct-2005. Previously filed as an exhibit to the Amendment No. 2 to Form S-1 as filed on March 25, 2005.

18.1†	Letter from Deloitte & Touche LLP.

31.1†	Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 and Rule 13a-14 of the Exchange Act of Terrence J. Keating.

31.2†	Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 and Rule 13a-14 of the Exchange Act of John R. Murphy.

32.1†	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

†              Filed herewith.

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCURIDE CORPORATION

/s/ Terrence J. Keating	Dated:	May 16, 2005
Terrence J. Keating
President and Chief Executive Officer

/s/ John R. Murphy	Dated:	May 16, 2005
John R. Murphy
Executive Vice President—Finance and Chief Financial Officer
Principal Accounting Officer