Form 10-Q
period 2005-06-30
ACCURIDE CORP
filed 2005-08-09
CIK 817979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

☒  Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005.

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

As of August 1, 2005, 33,622,690 shares of Accuride Corporation common stock, par value $.01 per share, were outstanding.

ACCURIDE CORPORATION

Table of Contents

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of December 31, 2004 (Restated) and June 30, 2005 (Unaudited)

Consolidated Statements of Income for the Three and Six Months Ended June 30, 2004 (Restated) (Unaudited) and 2005 (Unaudited)

Consolidated Statement of Stockholders’ Equity (Deficiency) for the Six Months Ended June 30, 2005 (Unaudited)

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2004 (Restated) (Unaudited) and 2005 (Unaudited)

Notes to Unaudited Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Item 5. Other Information

Item 6. Exhibits

Signatures

PART I. FINANCIAL INFORMATION

Item I. Financial Statements

ACCURIDE CORPORATION

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS)

(UNAUDITED)

	December 31,	June 30,
	2004	2005
	Restated (Note 3)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$71,843	$50,884
Customer receivables, net of allowance for doubtful accounts of $515 and $2,762	55,067	161,975
Other receivables	4,008	9,372
Inventories, net	45,443	106,346
Supplies	13,027	14,809
Deferred income taxes	3,671	15,023
Prepaid expenses and other current assets	4,849	8,340
Total current assets	197,908	366,749
PROPERTY, PLANT AND EQUIPMENT, NET	205,369	307,881
OTHER ASSETS:
Goodwill	123,197	388,549
Other intangible assets		141,447
Investment in affiliates	3,752	3,139
Deferred financing costs, net of accumulated amortization of $8,537 and $625	3,805	10,059
Deferred income taxes	17,591
Pension benefit plan asset	11,587	12,408
Other	88	88
TOTAL	$563,297	$1,230,320

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable	$54,952	$110,202
Current portion of long-term debt	1,900
Accrued payroll and compensation	12,848	23,904
Accrued interest payable	8,142	11,527
Income taxes payable	7,790	15,101
Accrued and other liabilities	6,489	30,149
Total current liabilities	92,121	190,883
LONG-TERM DEBT, less current portion	486,780	747,725
DEFERRED INCOME TAXES		34,922
OTHER POSTRETIREMENT BENEFIT PLAN LIABILITY	22,987	78,281
PENSION BENEFIT PLAN LIABILITY	6,499	21,496
OTHER LIABILITIES	691	3,883
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY (DEFICIENCY):
Preferred stock, $.01 par value; 5,000 shares authorized and unissued
Common stock, $.01 par value; 38,805 shares authorized, 14,733 and 33,698 shares issued, and 14,658 and 33,623 shares outstanding in 2004 and 2005, respectively	147	337
Additional paid-in-capital	51,939	233,311
Treasury stock, 75 shares at cost	(735)	(735)
Accumulated other comprehensive income (loss)	(12,113)	(11,972)
Retained earnings (deficit)	(85,019)	(67,811)
Total stockholders’ equity (deficiency)	(45,781)	153,130
TOTAL	$563,297	$1,230,320

See notes to unaudited consolidated financial statements

ACCURIDE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
	Restated		Restated
	(Note 3)		(Note 3)

NET SALES	$120,631	$342,815	$232,032	$615,431

COST OF GOODS SOLD	96,213	278,092	185,996	504,455

GROSS PROFIT	24,418	64,723	46,036	110,976

OPERATING EXPENSES:
Selling, general and administrative	6,418	18,854	12,789	34,199

INCOME FROM OPERATIONS	18,000	45,869	33,247	76,777

OTHER INCOME (EXPENSE):
Interest income	30	186	55	267
Interest (expense)	(9,063)	(16,418)	(18,276)	(28,966)
Loss on extinguishment of debt	0	0	0	(5,072)
Refinancing costs	0	(549)	0	(14,915)
Equity in earnings of affiliates	155	207	293	386
Other income (expense), net	(1,676)	(745)	(1,537)	(878)

INCOME BEFORE INCOME TAXES	7,446	28,550	13,782	27,599

INCOME TAX PROVISION	3,117	11,531	4,889	10,391

NET INCOME	$4,329	$17,019	$8,893	$17,208

Weighted average common shares outstanding-basic	14,656	30,601	14,656	25,284

Basic income per share	$0.30	$0.56	$0.61	$0.68

Weighted average common shares outstanding-diluted	15,418	31,377	15,037	26,026

Diluted income per share	$0.28	$0.54	$0.59	$0.66

See notes to unaudited consolidated financial statements.

ACCURIDE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

(AMOUNTS IN THOUSANDS)

(UNAUDITED)

					Accumulated Other
		Common	Additional Paid-in-	Treasury	Comprehensive Income	Retained	Total Stockholders’
	Comprehensive Income	Stock	Capital	Stock	(Loss)	Earnings (Deficit)	Equity (Deficiency)

BALANCE AT JANUARY 1, 2005 – As previously reported		$147	$51,939	$(735)	$(12,113)	$(83,810)	$(44,572)
Adjust to restate inventory for change from LIFO to FIFO (Note 3)						(1,209)	(1,209)
As Adjusted		147	51,939	(735)	(12,113)	(85,019)	(45,781)

Net Income	$17,208					17,208	17,208
Issuance of common stock – acquisition of TTI		80	91,920				92,000
Net proceeds from sales of stock		110	89,452				89,562

Other comprehensive income:
Unrealized gain on foreign currency hedges (net of tax)	32				32		32
Minimum pension liability adjustment (net of tax)	109				109		109
Comprehensive income	$17,349
BALANCE AT JUNE 30, 2005		$337	$233,311	$(735)	$(11,972)	$(67,811)	$153,130

See notes to unaudited consolidated financial statements

ACCURIDE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

(UNAUDITED)

	Six Months Ended
	June 30,
	2004	2005
	Restated (Note 3)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,893	$17,208
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	13,772	18,875
Amortization – deferred financing costs	896	647
Amortization – other intangible assets		2,321
Amortization – write-off of deferred financing costs related to refinancing		3,369
Loss on asset disposition	38	104
Gain on early retirement of debt
Deferred income taxes	4,175	2,993
Equity in earnings of affiliate	(293)	(386)
Distribution from investment in affiliate		1,000
Changes in certain assets and liabilities (net of effects from purchase of TTI)
Receivables	(19,296)	(31,892)
Inventories and supplies	(2,212)	(11)
Prepaid expenses and other assets	(1,353)	3
Accounts payable	7,044	(11,580)
Accrued and other liabilities	(1,273)	1,590
Net cash provided by operating activities	10,391	4,241

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(9,858)	(8,126)
Capitalized interest	(427)
Net cash used in investing activities	(10,285)	(8,126)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt		825,000
Payments on long-term debt	(1,900)	(921,731)
Payment of deferred financing fees	(34)	(9,905)
Proceeds from sales of stock		89,562
Proceeds from stock subscriptions receivable	15
Net cash used in financing activities	(1,919)	(17,074)

Decrease in cash and cash equivalents	(1,813)	(20,959)
Cash and cash equivalents, beginning of period	42,692	71,843
Cash and cash equivalents, end of period	$40,879	$50,884

See notes to unaudited consolidated financial statements

ACCURIDE CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

AS OF DECEMBER 31, 2004 AND JUNE 30, 2005 AND FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2005

(UNAUDITED)

Note 1 –Summary of Significant Accounting Policies

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

The results of operations for the six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005.  The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto disclosed in Accuride’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

Derivative Financial Instruments – The Company uses derivative financial instruments as part of its overall risk management strategy as further described under Item 7A of the 2004 Annual Report on Form 10-K.  The derivative instruments used by the Company from time to time include interest rate, foreign exchange, and commodity price instruments.  All derivative instruments designated as hedges are recognized on the balance sheet at their estimated fair value.

Interest Rate Instruments – The Company uses interest rate swap agreements as a means of fixing the interest rate on portions of the Company’s floating-rate debt.  The interest rate swaps entered into in the first quarter of 2005 are not designated as a hedge for financial reporting purposes and, accordingly, are carried in the financial statements at fair value, with both unrealized and realized gains or losses reflected in current period earnings as a component of interest.  The total notional amount of outstanding interest rate swaps at June 30, 2005 was $250 million, maturing in March of 2006, 2007, and 2008.  Included in interest expense for the three months ended June 30, 2005 are realized losses of $0.4 million and unrealized losses of $2.6 million.  Included in interest expense for the six months ended June 30, 2005 are realized losses of $0.4 million and unrealized losses of $1.1 million.  There were no interest rate swaps in 2004.

Foreign Exchange Instruments - The Company uses foreign currency forward contracts to limit foreign exchange risk on anticipated but not yet committed transactions expected to be denominated in Canadian dollars and is following the guidance under Derivative Implementation Group (“DIG”) item G20 to account for these contracts.  As these contracts have been designated as cash flow hedges, unrealized gains or losses will be deferred in Other Comprehensive Income (See Note 9) with only realized gains or losses reflected in current period earnings as Cost of Goods Sold.  To the extent that any of these contracts are not completely effective in offsetting the change in the value of the anticipated transactions being hedged, any changes in fair value relating to the ineffective portion of these contracts will be immediately recognized in Cost of Goods Sold.  At June 30, 2005, Accuride had open foreign exchange forward contracts of $25.1 million.

Earnings Per Common Share – Basic and diluted earnings per common share were computed as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except for per share amounts)	2004	2005	2004	2005
	(Restated) (Note 3)		(Restated) (Note 3)

Numerator:
Net income	$4,329	$17,019	$8,893	$17,208
Denominator:
Basic earnings per common share–weighted average shares outstanding	14,656	30,601	14,656	25,284
Effect of dilutive stock options	762	776	713	742
Dilutive earnings per common share–weighted average shares outstanding	15,418	31,377	15,037	26,026
Basic earnings per common share	$0.30	$0.56	$0.61	$0.68
Diluted earnings per common share	$0.28	$0.54	$0.59	$0.66

All outstanding options were included in the calculation of diluted earnings per share for both periods.  The 11.0 million shares issued in connection with the Company’s initial public stock offering have been excluded from the 2004 calculation of basic and diluted earnings per share.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2004	2005	2004	2005
	(Restated)		(Restated)

Net income as reported	$4,329	$17,019	$8,893	$17,208

Deduct: Total stock-based employee compensation expense determined under the fair value based method, net of related tax effects	(21)	(71)	(43)	(92)
Pro forma net income	$4,308	$16,948	$8,850	$17,116

Earnings per share-as reported:
Basic	$0.30	$0.56	$0.61	$0.68
Diluted	$0.28	$0.54	$0.59	$0.66

Earnings per share-pro forma:
Basic	$0.29	$0.55	$0.60	$0.68
Diluted	$0.28	$0.54	$0.58	$0.66

The fair value of the 926,930 options granted in April 2005 was $7.56 each.  The fair value of the option grants is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:  dividend yield of 0%, risk-free interest rate of 4.41%, expected volatilities of 39% and expected lives of 4 years.

Recent Accounting Pronouncements - FAS123(R)—In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”.  SFAS 123(R) is a revision of FASB Statement 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and its related implementation guidance.  The statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost is to be recognized over the period during which an employee is required to provide service in exchange for the award.

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

FAS133 Implementation Issue No. B39 – In June 2005, the FASB issued Statement 133 Implementation Issue No. B39, “Embedded Derivatives.”  The interpretation clarifies that paragraph 13 does not apply to an embedded call option (including a prepayment option) in a hybrid instrument if the right to accelerate the settlement can only be exercised by the debtor.  We have adopted this application and it has no impact on our results of operations or financial position.

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

The following table summarizes the preliminary allocation of the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Current assets	$161,512
Property, plant and equipment	113,151
Goodwill	265,352
Intangible assets	143,770
Other	16
Total assets acquired	683,801
Current liabilities	461,732
Debt	3,100
Other long-term liabilities	126,969
Net assets acquired	$92,000

The TTI merger was valued based on appraisal information and other studies of the net assets acquired because we considered the fair value of the net assets acquired to be a more reliable measure of the fair value of TTI than the fair value of the shares issued to TTI stockholders on January 31, 2005.

The purchase price allocation for intangible assets includes $33,540 of technology which will be amortized over 10 to 15 years, $71,500 of customer relationships which will be amortized over 15 to 30 years, $265,352 of goodwill, not deductible for income tax purposes, $38,080 of trade names that are not subject to amortization, and $650 of backlog.  Current liabilities assumed include debt of $352,356.

In connection with the merger, the Company refinanced substantially all its debt (See Note 7).

The following unaudited pro forma information presents results as if the acquisition had occurred at the beginning of the respective periods and includes the interest savings resulting from the issuance of new debt:

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2004	2004	2005

Pro forma sales	$265,419	$511,600	$669,761

Pro forma net income	7,962	14,737	19,271

Earnings per share:
Weighted average shares outstanding - basic	22,621	22,621	26,612

Pro forma net income –basic	$0.35	$0.65	$0.72

Weighted average shares outstanding - diluted	22,334	23,334	27,354

Pro forma net income –diluted	$0.34	$0.63	$0.70

The unaudited pro forma information presented above for the three months ended June 30, 2004 and six months ended June 30, 2004 and 2005 has been provided for comparative purposes only and does not purport to reflect the actual results that would have been reported had the TTI acquisition been consummated at the beginning of each of the periods presented. This pro forma information does not include interest expense adjustments for the reduction of debt due to the April 2005 sale of common stock. Additionally, such pro forma financial information does not purport to represent results that may occur in the future.

Note 3 – Inventories

Inventories are stated at the lower of cost or market.  Prior to January 1, 2005, substantially all of the Company’s business units were on LIFO.  Effective January 1, 2005, coincident with the acquisition of TTI, the Company changed its inventory costing method from the last-in, first-out (“LIFO”) method to the first-in, first-out (“FIFO”) method for the Company’s business units that were on LIFO.  Management of the Company believes that the FIFO method is preferable to LIFO because (i) FIFO inventory values presented in the Company’s balance sheet will more closely approximate the current value of inventory (ii) costs of sales are still appropriately charged in the period of the related sales (iii) FIFO inventory values better represent the underlying commercial practice of selling the oldest product first, and  (iv) the change to FIFO method at the affected business units results in the Company using a uniform method of inventory valuation globally which will improve comparability of operating results among these units.  Prior to January 31, 2005, only one of TTI’s business units was on LIFO.  Accuride conformed this business unit to the Company’s accounting policies and all of TTI’s business units are now on FIFO.

The effect of the change in accounting method was to increase net income for the three and six months ended June 30, 2005 by $0.5 million ($0.02 per diluted share) and $4.0 million ($0.15 per diluted share), respectively.  In accordance with generally accepted accounting principles, the change has been applied by restating the prior years consolidated financial statements.  The effect of this restatement was to decrease inventories at December 31, 2004 by $1,900, increase deferred income tax asset by $691, increase the accumulated deficit as of December 31, 2004 by $1,209, and decrease net income for the three and six months ended June 30, 2004 by $449 and $652, respectively.

The components of inventory on a FIFO basis are as follows:

	December 31, 2004	June 30, 2005
	(Restated)
Raw Materials	$12,590	$34,650
Work in Process	16,890	35,203
Finished Manufactured Goods	15,963	36,493
Inventories, net	$45,443	$106,346

The Company reviews inventory on hand and writes down excess and obsolete inventory based on its assessment of future demand and historical experience.

Note 4 – Stock Split

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

Note 5 – Initial Public Offering

On April 26, 2005, the Company completed an initial public offering of its common stock and Accuride Corporation’s common stock commenced trading on the New York Stock Exchange.  Net proceeds from the initial public offering were $89.6 million.  The proceeds were used to repay a portion of the Term B Loan facility.

In connection with the initial public offering, the Company granted stock options to key management personnel and directors to acquire 926,930 shares of common stock.  The exercise price of the stock options is equal to the offering price to the public of $9.00 per share of common stock.

Note 6 –Intangible Assets and Excess of Purchase Price Over Net Assets Acquired, Net

SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets” have been applied to the TTI transaction (See Note 2).  Accordingly, the tangible and identifiable intangible assets and liabilities have been adjusted to fair values with the remainder of the purchase price recorded as goodwill.  Additionally, goodwill and indefinite lived intangibles assets (trade names) are not amortized but are reviewed for impairment at least annually or more frequently if impairment indicators arise.

The following presents a summary of goodwill and other intangible assets as of June 30, 2005:

	Gross Amount	Accumulated Amortization	Carrying Amount

Goodwill	$388,549		$388,549
Other Intangible Assets:
Backlog	650	350	300
Trade Names	38,080		38,080
Technology	33,540	954	32,586
Customer Relationships	71,500	1,019	70,481
	$143,770	$2,323	$141,447

The Company estimates that aggregate amortization expense for each of the five succeeding fiscal years will be approximately $5,000.

The following presents the changes in the carrying amount of goodwill for the period ended June 30, 2005:

Balance at December 31, 2004	$123,197
Addition arising from acquisition – See Note 2	265,352
Balance at June 30, 2005	$388,549

Note 7 –Debt

Long-term debt at December 31, 2004 and June 30, 2005 consists of the following:

	2004	2005
Revolving Credit Facility	$25,000	$25,000
Term C Facility	95,000
Term B Facility	179,100	444,625
Industrial Revenue Bond		3,100
Senior subordinated notes		275,000
Senior subordinated notes—net of $320 unamortized discount	189,580
	488,680	747,725
Less current maturities	1,900
Total	$486,780	$747,725

Bank Borrowing.   In connection with the TTI merger, we entered into a Fourth Amended and Restated Credit Agreement consisting of (1) a new term credit facility (the Term B Loan Facility) in an aggregate principal amount of $550.0 million that will mature on January 31, 2012 and (2) a revolving credit facility (the “New Revolver”) in an aggregate principal amount of $125.0 million (comprised of a new $95.0 million U.S. revolving credit facility and the continuation of a $30.0 million Canadian revolving credit facility) that will terminate on January 31, 2010. As of June 30, 2005, $445 million was outstanding under the Term B Loan Facility and $25 million was outstanding under the New Revolver.  The Term B Loan Facility requires quarterly amortization payments of $1.4 million that commenced on March 31, 2005, with the balance paid on the maturity date.  On March 31, 2005, we prepaid $11.0 million of the Term B Loan Facility without penalty along with the regularly scheduled payment of $1.4 million.  On April 26, 2005, we completed an initial public offering of our common stock.  Net proceeds for this initial public offering were approximately $89.6 million.  The proceeds from the initial public offering were used to repay a portion of the Term Loan B facility under our term credit facility.  This prepayment was not subject to a prepayment penalty.

The interest rates per annum applicable to loans under our new senior credit facilities are, at the option of us or Accuride Canada Inc., as applicable, a base rate or eurodollar rate plus, in each case, an applicable margin which is subject to adjustment based on our leverage ratio. The base rate is a fluctuating interest rate equal to the highest of (a) the base rate reported by Citibank, N.A. (or, with respect to the Canadian revolving credit facility, the reference rate of interest established or quoted by Citibank Canada for determining interest rates on U.S. dollar denominated commercial loans made by Citibank Canada in Canada), (b) a reserve adjusted three-week moving average of offering rates for three-month certificates of deposit plus one-half of one percent (0.5%) and (c) the federal funds effective rate plus one-half of one percent (0.5%). The obligations under our new senior credit facilities are guaranteed by all of our domestic subsidiaries. The loans under the credit facilities are secured by, among other things, a lien on substantially all of our U.S. properties and assets and of our domestic subsidiaries and a pledge of 65% of the stock of our foreign subsidiaries. The loans under the Canadian revolving facility are also secured by substantially all of the properties and assets of Accuride Canada Inc.

The Company incurred a loss on early extinguishment of debt totaling $5,072.  The loss includes cash fees of $2,928 associated with the transaction and the non-cash write-off of unamortized deferred financing costs of $1,824 and unamortized bond discount of $320.

Senior Subordinated Notes.   In connection with the TTI merger, we issued $275.0 million aggregate principal amount of 8 1/2% senior subordinated notes due in 2015 in a private placement transaction. Interest on the senior subordinated notes is payable on February 1 and August 1 of each year, beginning on August 1, 2005. The notes mature on February 1, 2015 and may be redeemed, at our option, in whole or in part, at any time on or before February 1, 2010 at a price equal to 100% of the principal amount, plus an applicable make-whole premium, and accrued and unpaid interest and special interest if any, to the date of redemption.  On or after February 1, 2010, the senior subordinated notes are redeemable at certain specified prices. In addition, on or before February 1, 2008, we may redeem up to 40% of the aggregate principal amount of notes issued under the indenture with the proceeds of certain equity offerings. The new senior subordinated notes are general unsecured obligations (1) subordinated in right of payment to all of our and the guarantors’ existing and future senior indebtedness, including any borrowings under our new senior credit facilities; (2) equal in right of payment with any of our and the guarantors’ existing and future senior subordinated indebtedness; (3) senior in right of payment to all of our and the guarantors’ existing and future subordinated indebtedness and (4) structurally subordinated to all obligations of our subsidiaries that do not guarantee the outstanding notes.  On June 15, 2005, the Company completed an exchange offer of these senior subordinated notes for substantially identical notes registered under the Securities Act of 1933, as amended.  As of June 30, 2005 the aggregate principal amount of Notes outstanding was $275.0 million.

In connection with the refinancing of the bank borrowing and issuance of senior subordinated notes, the Company incurred total costs of $14,915.  These costs include cash fees of $13,690 associated with these transactions, and the non-cash write-off of unamortized debt issuance costs of $1,225.

Note 8 – Supplemental Cash Flow Disclosure

During the three months ended June 30, 2004 and 2005, Accuride paid $4,677 and $7,494 for interest.  During these same time periods, Accuride paid $1,861 and $817 for income taxes, respectively.  During the six months ended June 30, 2004 and 2005, Accuride paid $18,856 and $23,956 for interest.  During these same time periods, Accuride paid $2,031 and $1,717 for income taxes, respectively.  The purchase of TTI on January 31, 2005 was a stock-for-stock, non-cash transaction (See Note 2 for discussion of acquisition).

Note 9 – Comprehensive income is summarized as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2005	2004	2005
	(Restated) (Note 3)		(Restated) (Note 3)

Net income	$4,329	$17,019	$8,893	$17,208
Other comprehensive income (loss) (net of tax)
Unrealized gain (loss) on foreign currency hedges	767	(86)	928	32
Minimum pension liability adjustment	141	58	238	109
Total comprehensive income	$5,237	$16,991	$10,059	$17,349

Included in other comprehensive income (loss) for the three months ended June 30, 2004 and 2005, respectively, is $767 and ($86) (net of tax) of unrealized gains and (losses) on derivatives that have been designated as cash flow hedges in accordance with SFAS 133, as further described in Note 1.  For the six months ended June 30, 2004 and 2005, respectively, the same derivatives have unrealized gains of $928 and $32 (net of tax).  Also included in other comprehensive income for the six months ended June 30, 2005 is $109 (net of tax) of minimum pension liability adjustments related to fluctuations of the Canadian dollar and translation of our Canadian pension plans.

Note 10 – Pension and Other Postretirement Benefit Plans

Components of Net Periodic Benefit Cost for the three and six months ended June 30:

	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	Three Months Ended June 30,				Six Months Ended June 30,
	2004	2005	2004	2005	2004	2005	2004	2005
Service cost-benefits earned during the year	$670	$1,115	$222	$504	$1,340	$2,228	$444	$995
Interest cost on projected benefit obligation	1,048	2,362	362	1,153	2,096	4,725	724	2,280
Expected return on plan assets	(1,417)	(3,051)	0	0	(2,834)	(6,106)	0	0
Prior service cost and other amortization (net)	404	558	(11)	(13)	808	1,251	(22)	92
Net amount charged to income	$705	$984	$573	$1,644	$1,410	$2,098	$1,146	$3,367

Employer Contributions- As of June 30, 2005, $3,743 has been contributed to the Company’s sponsored pension plans.  The Company presently anticipates contributing an additional $4,554 to fund its pension plans in 2005 for a total of $8,297.

Note 11 – Guarantor and Non-guarantor Financial Statements

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

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(DOLLARS IN THOUSANDS)

	December 31, 2004
	Restated (Note 3)
	Guarantor	Nonguarantor		Consolidated
	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS
Current Assets	$133,205	$65,479	$(776)	$197,908
Property, plant, and equipment, net	96,725	108,644	0	205,369
Other non-current assets	285,958	40,246	(166,184)	160,020
TOTAL	$515,888	$214,369	$(166,960)	$563,297

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current Liabilities	$56,959	$35,162		$92,121
Long-term debt, less current portion	461,780	25,000		486,780
Deferred income taxes	(16,305)	16,305		0
Other non-current liabilitities	21,682	8,495		30,177
Stockholders’ equity (deficiency)	(8,228)	129,407	$(166,960)	(45,781)
TOTAL	$515,888	$214,369	$(166,960)	$563,297

	June 30, 2005
	Guarantor	Nonguarantor		Consolidated
	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS
Current Assets	$310,908	$59,291	$(3,450)	$366,749
Property, plant, and equipment, net	203,745	104,136	0	307,881
Other non-current assets	681,541	39,415	(165,266)	555,690
TOTAL	$1,196,194	$202,842	$(168,716)	$1,230,320

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current Liabilities	$158,337	$34,860	$(2,314)	$190,883
Long-term debt, less current portion	722,725	25,000	0	747,725
Deferred income taxes	17,819	17,103	0	34,922
Other non-current liabilitities	94,914	8,746	0	103,660
Stockholders’ equity (deficiency)	202,399	117,133	(166,402)	153,130
TOTAL	$1,196,194	$202,842	$(168,716)	$1,230,320

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(DOLLARS IN THOUSANDS)

	Three Months Ended June 30, 2004
	Restated (Note 3)
	Guarantor	Non-guarantor		Consolidated
	Subsidiaries	Subsidiaries	Eliminations	Total
Net Sales	$133,971	$56,238	$(69,578)	$120,631
Cost of goods sold	112,663	53,071	(69,521)	96,213
Gross profit	21,308	3,167	(57)	24,418
Operating expenses	6,253	165		6,418
Income (loss) from operations	15,055	3,002	(57)	18,000
Other income (expense):
Interest expense, net	(8,267)	(766)		(9,033)
Equity in earnings of affiliates	155			155
Other income (expense), net	(1,860)	184		(1,676)
Income (loss) before income taxes	5,083	2,420	(57)	7,446
Income tax provision	2,338	779		3,117
Net income (loss)	$2,745	$1,641	$(57)	$4,329

	Three Months Ended June 30, 2005
	Guarantor	Non-guarantor		Consolidated
	Subsidiaries	Subsidiaries	Eliminations	Total
Net Sales	$382,853	$87,927	$(127,965)	$342,815
Cost of goods sold	329,443	76,574	(127,925)	278,092
Gross profit	53,410	11,353	(40)	64,723
Operating expenses	18,620	234	0	18,854
Income (loss) from operations	34,790	11,119	(40)	45,869

Other income (expense):
Interest expense, net	(15,221)	(1,027)	(533)	(16,781)
Equity in earnings of affiliates	207	0	0	207
Other income (expense), net	(772)	27	0	(745)
Income (losss) before income taxes	19,004	10,119	(573)	28,550
Income tax provision	8,194	3,337	0	11,531
Net income (loss)	$10,810	$6,782	$(573)	$17,019

	Six Months Ended June 30, 2004
	Restated (Note 3)
	Guarantor	Non-guarantor		Consolidated
	Subsidiaries	Subsidiaries	Eliminations	Total
Net Sales	$256,293	$111,517	$(135,778)	$232,032
Cost of goods sold	216,814	104,871	(135,689)	185,996
Gross profit	39,479	6,646	(89)	46,036
Operating expenses	12,434	355	0	12,789
Income (loss) from operations	27,045	6,291	(89)	33,247
Other income (expense):
Interest expense, net	(16,614)	(1,607)	0	(18,221)
Equity in earnings of affiliates	293	0	0	293
Other income (expense), net	(1,915)	378	0	(1,537)
Income (loss) before income taxes	8,809	5,062	(89)	13,782
Income tax provision	3,652	1,237	0	4,889
Net income (loss)	$5,157	$3,825	$(89)	$8,893

	Six Months Ended June 30, 2005
	Guarantor	Non-guarantor		Consolidated
	Subsidiaries	Subsidiaries	Eliminations	Total
Net Sales	$689,257	$166,865	$(240,691)	$615,431
Cost of goods sold	595,218	149,568	(240,331)	504,455
Gross profit	94,039	17,297	(360)	110,976
Operating expenses	33,779	420	0	34,199
Income (loss) from operations	60,260	16,877	(360)	76,777
Other income (expense):
Interest expense, net	(45,412)	(2,356)	(918)	(48,686)
Equity in earnings of affiliates	386	0	0	386
Other income (expense), net	(893)	15	0	(878)
Income (losss) before income taxes	14,341	14,536	(1,278)	27,599
Income tax provision	5,919	4,472	0	10,391
Net income (loss)	$8,422	$10,064	$(1,278)	$17,208

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(DOLLARS IN THOUSANDS)

	Six Months Ended June 30, 2004
	Restated (Note 3)
	Guarantor	Non-guarantor		Consolidated
	Subsidiaries	Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$2,369	$8,022	$—	$10,391
Net cash provided by (used in) investing activities	(5,621)	(4,664)	—	(10,285)
Net cash provided by (used in) financing activities	(2,135)	216	—	(1,919)
Increase (decrease) in cash and cash equivalents	(5,387)	3,574	—	(1,813)
Cash and cash equivalents, beginning of period	26,528	16,164	—	42,692
Cash and cash equivalents, end of period	$21,141	$19,738	$—	$40,879

	Six Months Ended June 30, 2005
	Guarantor	Non-guarantor		Consolidated
	Subsidiaries	Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$18,037	$(13,796)	$—	$4,241
Net cash provided by (used in) investing activities	(6,797)	(1,329)	—	(8,126)
Net cash provided by (used in) financing activities	(17,024)	(50)	—	(17,074)
Increase (decrease) in cash and cash equivalents	(5,784)	(15,175)	—	(20,959)
Cash and cash equivalents, beginning of period	44,003	27,840	—	71,843
Cash and cash equivalents, end of period	$38,219	$12,665	$—	$50,884

Note 12 – Contingencies

From time to time, the Company is involved in various legal proceedings of a character normally incident to its business.  Management does not believe that the outcome of these proceedings will have a material adverse effect on the consolidated financial condition or results of operations of the Company.

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

As of June 30, 2005, the Company had an environmental reserve of approximately $2.8 million, related primarily to our foundry operations.  This reserve is based on current cost estimates and does not reduce estimated expenditures to net present value, but does take into account the benefit of a contractual indemnity given to us by a prior owner of our wheel-end subsidiary.  We cannot assure you, however, that the indemnitor will fulfill its obligations, and the failure to do so could result in future costs that may be material.  Any cash expenditures required by us or our subsidiaries to comply with applicable environmental laws and/or to pay for any remediation efforts will not be reduced or otherwise affected by the existence of the environmental reserve.  Our environmental reserve may not be adequate to cover our future costs related to the sites associated with the environmental reserve, and any additional costs may have a material adverse effect on our business, results of operations or financial condition.  The discovery of additional sites, the modification of existing or the promulgation of new laws or regulations, more vigorous enforcement by regulators, the imposition of joint and several liability under CERCLA or analogous state laws, or other unanticipated events could also result in such a material adverse effect.

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

In addition, pursuant to the Recapitalization of the Company on January 21, 1998, the Company was indemnified by Phelps Dodge Corporation with respect to certain environmental liabilities at its Henderson and London facilities, subject to certain limitations.  At the Erie, Pennsylvania facility, we have obtained an environmental insurance policy to provide coverage with respect to certain environmental liabilities.  Management does not believe that the outcome of any environmental proceedings will have a material adverse effect on the consolidated financial condition or results of operations.

Note 13 – Subsequent Events

On August 4, 2005, the Company paid down $20 million of its New Revolver Loan Facility.

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

Overview

The commercial vehicle market continued to gain strength into the first half of 2005.  Freight growth, improved fleet profitability, aging equipment, high equipment utilization, and economic strength continue to drive demand for new vehicles.  Current industry forecasts by analysts, including America’s Commercial Transportation (“ACT”) Publications, predict that the North American truck industry will continue to gain momentum in 2005 and 2006.

On January 31, 2005, pursuant to the terms of an agreement and plan of merger, one of our wholly owned subsidiaries was merged with and into TTI, resulting in TTI becoming a wholly owned subsidiary of Accuride.

In connection with the TTI merger, we entered into a Fourth Amended and Restated Credit Agreement consisting of (1) a new term credit facility in an aggregate principal amount of $550.0 million that will mature on January 31, 2012 and (2) a revolving credit facility in an aggregate principal amount of $125.0 million that will terminate on January 31, 2010.  In addition, we issued $275.0 million aggregate principal amount of 8 ½% senior subordinated notes due in 2015.

On April 26, 2005, our common stock commenced trading on the New York Stock Exchange.  We used net proceeds of approximately $89.6 million from the sale of 11.0 million shares of common stock pursuant to our initial public offering to repay a portion of our Term Loan B Facility. In aggregate, the Term B Loan Facility was reduced by $93.0 million in the three months ended June 30, 2005.

Our sales for the six months ended June 30, 2005 increased by 165.2% compared to prior year sales during the comparable period.  This is primarily driven by the merger with TTI, which had sales of $291.3 million for the five month period ending June 30, 2005.

Our operating challenges are to meet these higher levels of production while improving our internal productivity, successfully integrate TTI, and mitigate the margin pressure from rising material costs through price increases.  Furthermore, we may be required to increase our level of outsourced production for some of our products due to production constraints, and such outsourcing may result in lower margins.

On April 29, 2005, our subsidiary, Gunite Corporation, entered into a new collective bargaining agreement with the International Union, United Aerospace and Agricultural Implement Workers of America (UAW), Local 718 at the Gunite foundry in Rockford, Illinois. This agreement expires November 17,2007.

Effective January 1, 2005, the Company changed its inventory costing method from the last-in, first-out (“LIFO”) method to the first-in, first-out (“FIFO”) method.  The effect of the change in accounting method was to increase net income for the three and six months ended June 30, 2005 by $0.5 million and $4.0 million, respectively.  In accordance with generally accepted accounting principles, the change has been applied by restating the prior years’ consolidated financial statements.  The effect of this restatement was to decrease inventories at December 31, 2004 by $1,900, increase deferred income tax asset by $691, increase the accumulated deficit as of December 31, 2004 by $1,209, and decrease net income for the three and six months ended June 30, 2004 by $449 and $652, respectively.

We have one reportable segment:  the design, manufacture and distribution of component parts for heavy- and medium-duty trucks and commercial trailers.  We sell our products primarily within North America and Latin America to original equipment manufacturers, or OEMs, and to the aftermarket.

Pro Forma Results of Operations

Pro Forma Three Months Ended June 30, 2004 Compared to Actual Three Months Ended June 30, 2005

The following unaudited pro forma information presents results as if our acquisition of TTI had occurred at the beginning of the period ended June 30, 2004. This includes the $0.5 million of refinancing costs incurred in the three months ended June 30, 2005 to refinance our debt and the resulting interest savings:

(Dollars in thousands, except per share data)	June 30, 2004 (Pro Forma)		June 30, 2005 (Actual)

Net sales	$265,419	100.0%	$342,815	100.0%
Gross profit	47,298	17.8%	64,723	18.9%
Operating expenses	20,218	7.6%	18,854	5.5%
Income from operations	27,080	10.2%	45,869	13.4%
Equity in earnings of affiliates	155	0.1%	207	0.1%
Other income (expense)	(14,573)	(5.5)%	(17,526)	(5.1)%
Net income	7,962	3.0%	17,019	5.0%
Other Data:
Average weighted shares outstanding - basic	22,621		30,601

Basic income per share	$0.35		$0.56

Average weighted shares outstanding - diluted	23,334		31,377

Diluted income per share	$0.34		$0.54

Net Sales.  Actual net sales for the three months ended June 30, 2005 were $342.8 million, an increase of 29.2%, compared to pro forma net sales of $265.4 million for the three months ended June 30, 2004.  This increase is primarily a result of the continuing cyclical recovery in the commercial vehicle industry with class 5-8 production units up 23.3%, as well as price recovery largely attributable to rising raw material costs.

Gross Profit.  Actual gross profit increased $17.4 million, or 36.8%, to $64.7 million for the three months ended June 30, 2005 from $47.3 million (pro forma) for the three months ended June 30, 2004.  The increase is primarily attributable to the increase in customer demand resulting in higher net sales.

Operating Expenses.  Actual operating expenses decreased $1.3 million to $18.9 million for the three months ended June 30, 2005 from $20.2 million (pro forma) for the three months ended June 30, 2004.  However, there was $2.2 million of expense in the three months ended June 30, 2004 related to losses on disposition of property, plant, and equipment.  Overall, operating expenses as a percent of net sales have dropped from 7.6% in the three months ended June 30, 2004 to 5.5% in the three months ended June 30, 2005.

Other Income (Expense).  Actual other expense increased $2.9 million, or 19.9%, to $17.5 million for the three months ended June 30, 2005 from $14.6 million (pro forma) for the three months ended June 30, 2004.  The increase is attributable to $2.6 million of unrealized losses due to our interest rate swaps’ valuation (see Note 1).

Net Income.  Actual net income of $17.0 million increased $9.0 million, or 112.5%, for the three months ended June 30, 2005 compared to net income of $8.0 million (pro forma) for the three months ended June 30, 2004.

Six Months Ended June 30, 2004 Compared to the Six Months Ended June 30, 2005

The following unaudited pro forma information presents results as if our acquisition of TTI had occurred at the beginning of the period ending June 30, 2004.  This information includes the $20.0 million of refinancing costs incurred in the six months ended June 30, 2005 to refinance our debt and the resulting interest savings:

(Dollars in thousands, except per share data)	June 30, 2004		June 30, 2005

Net sales	$511,600	100.0%	$669,761	100.0%
Gross profit	88,016	17.2%	118,133	17.6%
Operating expenses	38,386	7.5%	38,643	5.8%
Income from operations	49,630	9.7%	79,490	11.9%
Equity in earnings of affiliates	293	0.1%	386	0.1%
Other income (expense)	(27,329)	(5.3)%	(49,110)	(7.3)%
Net income	14,737	2.9%	19,271	2.9%
Other Data:
Average weighted shares outstanding - basic	22,621		26,612

Basic income per share	$0.65		$0.72

Average weighted shares outstanding - diluted	23,334		27,354

Diluted income per share	$0.63		$0.70

Net Sales.  Pro Forma net sales for the six months ended June 30, 2005 were $669.8 million, an increase of 30.9%, compared to pro forma net sales of $511.6 million for the six months ended June 30, 2004. This increase is a result of the continuing cyclical recovery in the commercial vehicle industry with class 5-8 production units up 27.2%, as well as price recovery largely attributable to rising raw material costs.

Gross Profit.  Pro Forma gross profit increased $30.1 million, or 34.2%, to $118.1 million for the six months ended June 30, 2005 from $88.0 million for the six months ended June 30, 2004.  The increase is primarily attributable to the increase in customer demand resulting in higher net sales.

Operating Expenses.  Pro Forma operating expenses increased $0.2 million to $38.6 million for the six months ended June 30, 2005 from $38.4 million for the six months ended June 30, 2004.  However, there was $2.2 million of expense in the period ended June 30, 2004 related to disposition of property, plant, and equipment. Overall, operating expenses as a percent of net sales have dropped from 7.5% in the six months ended June 30, 2004 to 5.8% in the six months ended June 30, 2005.

Other Income (Expense).  Pro Forma other expense increased $21.8 million, or 79.8%, to $49.1 million for the six-month period ended June 30, 2005 from $27.3 million for the six months ended June 30, 2004.  The increase is primarily attributable to the $20.0 million of fees associated with the refinancing of our senior debt and $1.5 million of additional interest associated with the extinguishment of our 1998 bonds.  In the six months ended June 30, 2005, $1.1 million of unrealized losses due to our interest swap instruments (see Note 1) impacted other expense.

Net Income.  We had pro forma net income of $19.3 million for the six months ended June 30, 2005, an increase of 30.7%, compared to net income of $14.7 million for the six months ended June 30, 2004.

Results of Operations

Three Months Ended June 30, 2004 Compared to the Three Months Ended June 30, 2005

The following table sets forth certain income statement information of Accuride for the three months ended June 30, 2004 and June 30, 2005:

(Amounts in thousands, except per share data)	June 30, 2004		June 30, 2005
	(Restated)
	(Note 3)
Net sales	$120,631	100.0%	$342,815	100.0%
Gross profit	24,418	20.2%	64,723	18.9%
Operating expenses	6,418	5.3%	18,854	5.5%
Income from operations	18,000	14.9%	45,869	13.4%
Equity in earnings of affiliates	155	0.1%	207	0.1%
Other income (expense)	(10,709)	(8.9)%	(17,526)	(5.1)%
Net income	4,329	3.6%	17,019	5.0%

Other Data:
Average weighted shares outstanding - basic	14,656		30,601
Basic income per share	$0.30		$0.56
Average weighted shares outstanding - diluted	15,418		31,377
Diluted income per share	$0.28		$0.54

Net Sales.  Net sales for the three months ended June 30, 2005 were $342.8 million, an increase of 184.2% compared to net sales of $120.6 million for the three months ended June 30, 2004.  Approximately $174.7 million of the increase in net sales is the result of our acquisition of TTI on January 31, 2005.  The remainder of the increase in net sales is a result of the continuing cyclical recovery in the commercial vehicle industry and material pass-thru pricing.

Gross Profit.  Gross profit increased $40.3 million, or 165.1%, to $64.7 million for the three months ended June 30, 2005 from $24.4 million for the three months ended June 30, 2004.  The increase is primarily attributable to the acquisition of TTI in the amount of $24.9 million and the increase in customer demand resulting in higher net sales accounting for approximately $15.4 million.

Operating Expenses.  Operating expenses increased $12.5 million, or 195.3% to $18.9 million for the three months ended June 30, 2005 from $6.4 million for the three months ended June 30, 2004.  The majority of this increase, approximately $10.4 million, is due to the acquisition of TTI.  Included in this $10.4 million is $1.2 million of amortization related to the intangible assets that were acquired with the purchase of TTI.

Other Income (Expense).  Other expense increased $6.8 million, or 63.7%, to $17.5 million for the three-month period ended June 30, 2005 from $10.7 million for the three months ended June 30, 2004.  This $6.8 million increase includes $0.5 million of fees associated with the refinancing of our senior debt and $2.6 million of unrealized losses from our interest rate swap agreements.

Net Income.  We had net income of $17.0 million, an increase of 293.1% for the three months ended June 30, 2005 compared to net income of $4.3 million for the three months ended June 30, 2004.  The majority of this increase was due to the acquisition of TTI as well as the increased sales in customer demand.

 Six Months Ended June 30, 2004 Compared to the Six Months Ended June 30, 2005

The following table sets forth certain income statement information of Accuride for the six months ended June 30, 2004 and June 30, 2005:

(Amounts in thousands)	June 30, 2004		June 30, 2005
	(Restated)
	(Note 3)
Net sales	$232,032	100.0%	$615,431	100.0%
Gross profit	46,036	19.8%	110,976	18.0%
Operating expenses	12,789	5.5%	34,199	5.6%
Income from operations	33,247	14.3%	76,777	12.5%
Equity in earnings of affiliates	293	0.1%	386	0.1%
Other income (expense)	(19,758)	(8.5)%	(49,564)	(8.1)%
Net income	8,893	3.8%	17,208	2.8%

Other Data:
Average weighted shares outstanding - basic	14,656		25,284
Basic income per share	$0.61		$0.68
Average weighted shares outstanding - diluted	15,037		26,026
Diluted income per share	$0.59		$0.66

Net Sales.  Net sales for the six months ended June 30, 2005 were $615.4 million; an increase of 165.2% compared to net sales of $232.0 million for the six months ended June 30, 2004.  Approximately $291.3 million of the increase in net sales is the result of our acquisition of TTI on January 31, 2005.  The remainder of the increase in net sales is a result of the continuing cyclical recovery in the commercial vehicle industry and material pass-thru pricing.

Gross Profit.  Gross profit increased $65.0 million, or 141.3%, to $111.0 million for the six months ended June 30, 2005 from $46.0 million for the six months ended June 30, 2004.  The increase is primarily attributable to the acquisition of TTI in the amount of $37.4 million and the increase in customer demand resulting in higher net sales accounting for approximately $27.5 million.

Operating Expenses.  Operating expenses increased $21.4 million, or 167.2% to $34.2 million for the six months ended June 30, 2005 from $12.8 million for the six months ended June 30, 2004.  $15.3 million of the increase is due to the acquisition of TTI.  Included in this $15.3 million portion of the increase is $2.3 million of amortization related to the intangible assets, which were acquired with the purchase of TTI.

Other Income (Expense).  Other expense increased $29.8 million to $49.6 million for the six-month period ended June 30, 2005 from $19.8 million for the six months ended June 30, 2004.  This $29.8 million increase includes $20.0 million of fees associated with the refinancing of our senior debt and $1.5 million of additional interest associated with the extinguishment of our 1998 bonds. Included in interest expense for the six months ended June 30, 2005 are realized losses of $0.4 million and unrealized losses of $1.1 million (see Note 1).

Net Income.  We had a net income of $17.2 million for the six months ended June 30, 2005 compared to net income of $8.9 million for the six months ended June 30, 2004.

Changes in Financial Condition

At June 30, 2005, we had total assets of $1,230.3 million, as compared to $563.3 million at December 31, 2004.  The $667.0 million, or 118.4%, increase in total assets during the six months ended June 30, 2005 primarily resulted from the acquisition of TTI and an increase in working capital precipitated by stronger sales.

Working capital, defined as current assets less current liabilities, increased $70.1 million, or 66.2%, from December 31, 2004 to June 30, 2005.

Significant changes in working capital from December 31, 2004 included

•                  An increase in net customer receivables of $106.9 million due to stronger sales and the merger with TTI.

•                  An increase in inventory of $60.9 million due to material increases in 2005 and the merger with TTI.

•                  An increase in accounts payable of $55.3 million.  The majority of this increase relates to higher production volumes in 2005 and the merger with TTI.

•                  An increase in accrued and other liabilities of $23.7 million primarily related to the acquisition of TTI.

Property plant and equipment increased $102.5 million, or 49.9%, from $205.4 million on December 31, 2004, to $307.9 million on June 30, 2005 primarily resulting from the merger with TTI.

Goodwill and other intangible assets increased $265.3 million and $141.4 million, respectively, due to the acquisition of TTI and the related intangible assets acquired.   Deferred financing costs increased $6.3 million due to the related refinancing on January 31, 2005.

Long-term debt increased $260.9 million from $486.8 million on December 31, 2004 to $747.7 million on June 30, 2005 due to the merger with TTI and the related financing.  We used the net proceeds from our initial public offering of $89.6 million to repay a portion of our long-term debt (See Cash Flow Provided by Operating Activities – Financing Activities).

Other non-current liabilities, including our deferred tax liability, post-retirement benefit plan liability, pension benefit plan liability, and other liabilities increased due to the merger with TTI.

Capital Resources and Liquidity

Our primary sources of liquidity during the six months ended June 30, 2005 were cash reserves and the new $125 million revolving credit facility, dated January 31, 2005, as discussed below, of which $25 million is currently drawn.  Primary uses of cash were working capital needs and capital expenditures.  As a result of the completion of our initial public offering in April 2005, we raised $89.6 million in net proceeds.  These proceeds along with $3.4 million of other available cash were used to repay a portion of the Term B Loan Facility.

Operating Activities

Net cash provided by operating activities during the first six months of 2005 amounted to $4.2 million compared to $10.4 million for the comparable period in 2004, a decrease of $6.2 million, or 59.6%. Included in the 2005 operating activities is a $1.0 million cash distribution from AOT, Inc., our joint venture with Goodyear Tire and Rubber Company. Partially offsetting the net cash provided in 2005 are approximately $16 million of cash fees associated with the refinancing of our senior debt.  In addition, there was a high utilization of working capital due to the seasonality and the ramp up of industry volumes.

Investing Activities

Net cash used in investing activities totaled $8.1 million for the six months ended June 30, 2005 compared to a use of $10.3 million for the six months ended June 30, 2004, a decrease of $2.2 million, or 21.4%.

Our most significant cash outlays for investing activities are the purchases of property, plant and equipment.  Our capital expenditures in 2004 were $27.3 million.  We expect our capital expenditures to total approximately $40.0 million in 2005. It is anticipated these capital expenditures will fund (1) investments in productivity and low cost manufacturing improvements in 2005 of approximately $10 million, (2) equipment and facility maintenance of approximately $25 million and (3) capacity expansion of approximately $5 million.  Cash generated from operations and existing cash reserves will fund these expenditures.

Financing Activities

Net cash used in financing activities totaled $17.1 million for the six months ended June 30, 2005 compared to net cash used in financing activities of $1.9 million for the comparable period in 2004, an increase of $15.2 million.  The components of the $17.1 million use of cash are $96.7 million of cash used to reduce long-term debt and $9.9 million paid for deferred financing fees, partially offset by $89.6 million of cash provided by the initial public offering of our common stock.  The Term C Loan Facility under the Second Amended and Restated Credit Facility was rolled into the Term B Loan Facility under the Fourth Amended and Restated Credit Agreement.

Bank Borrowing.   In connection with the TTI merger, we entered into a Fourth Amended and Restated Credit Agreement consisting of (1) a new term credit facility (the Term B Loan Facility) in an aggregate principal amount of $550.0 million that will mature on January 31, 2012 and (2) a revolving credit facility (the “New Revolver”) in an aggregate principal amount of $125.0 million (comprised of a new $95.0 million U.S. revolving credit facility and the continuation of a $30.0 million Canadian revolving credit facility) that will terminate on January 31, 2010. As of June 30, 2005, $445 million was outstanding under the Term B Loan Facility and $25 million was outstanding under the New Revolver.  The Term B Loan Facility requires quarterly amortization payments of $1.4 million that commenced on March 31, 2005, with the balance paid on the maturity date for the Term B Loan Facility. On March 31, 2005, we prepaid $11.0 million to the Term B Loan Facility without penalty along with the regularly scheduled payment due of $1.4 million.  The interest rates per annum applicable to loans under our new senior credit facilities are, at the option of us or Accuride Canada Inc., as applicable, a base rate or eurodollar rate plus, in each case, an applicable margin which is subject to adjustment based on our leverage ratio. The base rate is a fluctuating interest rate equal to the highest of (a) the base rate reported by Citibank, N.A. (or, with respect to the Canadian revolving credit facility, the reference rate of interest established or quoted by Citibank Canada for determining interest rates on U.S. dollar denominated commercial loans made by Citibank Canada in Canada), (b) a reserve adjusted three-week moving average of offering rates for three-month certificates of deposit plus one-half of one percent (0.5%) and (c) the federal funds effective rate plus one-half of one percent (0.5%). The obligations under our new senior credit facilities are guaranteed by all of our domestic subsidiaries. The loans under the new senior credit facilities are secured by, among other things, a lien on substantially all of our U.S. properties and assets and of our domestic subsidiaries and a pledge of 65% of the stock of our foreign subsidiaries. The loans under the Canadian revolving facility are also secured by substantially all of the properties and assets of Accuride Canada Inc.

Initial Public Offering.  On April 26, 2005, we completed our initial public offering (“IPO”).  Net proceeds from the IPO were $89.6 million.  We used all of the net proceeds from the IPO as well as other available cash as part of our repayment in April 2005 of $93.0 million of the Term B Loan Facility. This prepayment was not subject to a prepayment penalty.

Restrictive Debt Covenants.  Our new senior credit facilities contain numerous financial and operating covenants that limit the discretion of management with respect to certain business matters. These covenants place significant restrictions on, among other things, our ability to incur additional debt, to pay dividends, to create liens, to make certain payments and investments and to sell or otherwise dispose of assets and merge or consolidate with other entities. We are also required to meet certain financial ratios and tests, including a leverage ratio, an interest coverage ratio and a fixed charge coverage ratio. Failure to comply with the obligations contained in the credit documents could result in an event of default, and possibly the acceleration of the related debt and the acceleration of debt under other instruments evidencing indebtedness that may contain cross-acceleration or cross-default provisions.  As of June 30, 2005 and August 1, 2005, we are in compliance with our financial covenants and ratios.

Senior Subordinated Notes.   In connection with the TTI merger, we issued $275.0 million aggregate principal amount of 8 1/2% senior subordinated notes due 2015 in a private placement transaction. Interest on the senior subordinated notes is payable on February 1 and August 1 of each year, beginning on August 1, 2005. The notes mature on February 1, 2015 and may be redeemed, at our option, in whole or in part, at any time on or before February 1, 2010 at a price equal to 100% of the principal amount, plus an applicable make-whole premium, and accrued and unpaid interest and special interest if any, to the date of redemption, and on or after February 1, 2010 at certain specified redemption prices. In addition, on or before February 1, 2008, we may redeem up to 40% of the aggregate principal amount of the senior subordinated notes issued under the indenture with the proceeds of certain equity financings. The new senior subordinated notes are general unsecured obligations (1) subordinated in right of payment to all of our and the guarantors’ existing and future senior indebtedness, including any borrowings under our new senior credit facilities; (2) equal in right of payment with any of our and the guarantors’ existing and future senior subordinated indebtedness; (3) senior in right of payment to all of our and the guarantors’ existing and future subordinated indebtedness and (4) structurally subordinated to all obligations of our subsidiaries that do not guarantee the outstanding notes.  On June 15, 2005, the Company completed an exchange offer of these senior subordinated notes for substantially identical notes registered under the Securities Act of 1933, as amended. As of June 30, 2005 the aggregate principal amount of Notes outstanding was $275.0 million.

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

Accounting Changes.  Inventories are stated at the lower of cost or market.  Prior to January 1, 2005, substantially all of the Company’s business units were on LIFO.  Effective January 1, 2005, the Company changed its inventory costing method from the last-in, first-out (“LIFO”) method to the first-in, first-out (“FIFO”) method for the Company’s business units that were on LIFO.  Prior to January 1, 2005, only one of TTI’s business units was on LIFO. Accuride conformed this business unit to the Company’s accounting policies and all of TTI’s business units are now on FIFO. Management of the Company believes that the FIFO method is preferable to LIFO because (i) FIFO inventory values presented in the Company’s balance sheet will more closely approximate the current value of inventory (ii) costs of sales are still appropriately charged in the period of the related sales (iii) FIFO inventory values better represent the underlying commercial substance of selling the oldest product first, and  (iv) the change to FIFO method at the affected business units results in the Company using a uniform method of inventory valuation globally which will improve comparability of operating results among these units.

The effect of the change in accounting method was to increase net income for the three and six months ended June 30, 2005 by $0.5 million ($0.02 per diluted share) and $4.0 million ($0.15 per diluted share), respectively.  In accordance with generally accepted accounting principles, the change has been applied by restating the prior years’ consolidated financial statements.  The effect of this restatement was to decrease inventories at December 31, 2004 by $1,900, increase deferred income tax asset by $691, increase the accumulated deficit as of December 31, 2004 by $1,209, and decrease net income for the three and six months ended June 30, 2004 by $449 and $652, respectively.

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

Except as described above under “Accounting Changes,” regarding the change in our inventory costing method from LIFO to FIFO, we have not made changes in any critical accounting policies during the first half of 2005.  Any changes in critical accounting policies and estimates are discussed with the Audit Committee of the Board of Directors of the Company during the quarter in which a change is made.

Factors Affecting Future Results

In this report, we have made various statements regarding current expectations or forecasts of future events, which speak only as of the date the statements, are made.  These statements are “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements are also made from time-to-time in press releases and in oral statements made by the officers of Accuride.  Forward-looking statements are identified by the words “estimate,” “project,” “anticipate,” “will continue,” “will likely result,” “expect,” “intend,” “believe,” “plan,” “predict” and similar expressions.  Forward looking statements also include, but are not limited to, statements regarding commercial vehicle market recovery, projections of revenue, income, loss, or working capital, capital expenditure levels, ability to mitigate rising raw material costs through increases in selling prices, plans for future operations, financing needs, the ultimate outcome and impact of any litigation against Accuride, the sufficiency of our capital resources and plans and assumptions relating to the foregoing.

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

Foreign Currency Risk
Certain forecasted transactions, assets, and liabilities are exposed to foreign currency risk.  We monitor our foreign currency exposures to maximize the overall effectiveness of our foreign currency derivatives. The principal currency of exposure is the Canadian dollar. Forward foreign exchange contracts, designated as hedging instruments under SFAS 133, are used to offset the impact of the variability in exchange rates on our operations, cash flows, assets and liabilities. At June 30, 2005, we had open foreign exchange forward contracts of $25.1 million.  These foreign exchange forward contracts will mature during the next six months. Management believes the use of foreign currency financial instruments reduces the risks that arise from doing business in international markets.

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

A 10% adverse change in currency exchange rates for the foreign currency collar options held at June 30, 2005, would have a negative impact of approximately $2.5 million on the fair value of such instruments.  This quantification of exposure to the market risk associated with foreign exchange financial instruments does not take into account the offsetting impact of changes in the fair value of our foreign denominated assets, liabilities and firm commitments.

Raw Material/Commodity Price Risk

We rely upon the supply of certain raw materials and commodities in our production processes and have entered into long-term supply contracts for our steel and aluminum requirements.  The exposures associated with these commitments are primarily managed through the terms of the sales, supply, and procurement contracts.  From time to time, we use commodity price swaps and futures contracts to manage the variability in certain commodity prices. Commodity price swaps and futures contracts are used to offset the impact of the variability in certain commodity prices on our operations and cash flows.  At June 30, 2005, we had no material commodity price swaps and futures contracts.

Interest Rate Risk
We use long-term debt as a primary source of capital in our business.  The following table presents the principal cash repayments and related weighted average interest rates by maturity date for our long-term fixed-rate debt and other types of long-term debt at June 30, 2005:

(Dollars in thousands)	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
Long-term Debt:
Fixed						$275,000	$275,000	$268,813
Avg. Rate						8.50%	8.50%
Variable						$472,725	$472,725	$474,448
Avg. Rate						5.80%	5.80%

We have used interest rate swaps to alter interest rate exposure between fixed and variable rates on a portion of our long-term debt.  As of June 30, 2005, an interest rate swap of $250.0 million was outstanding.  Under the terms of the interest rate swap, we agreed with the counterparty to exchange, at specified intervals, the difference between 3.55% from March 2005 through March 2006, 4.24% from March 2006 through March 2007, and 4.43% from March 2007 through March 2008, and the variable rate interest amounts calculated by reference to the notional principal amount.  The interest rate swap commenced in February 2005 and matures in March 2008.

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

In connection with the completion of its audit of, and the issuance of an unqualified report on, TTI’s financial statements for the year ended December 31, 2004, our independent registered public accounting firm, Deloitte & Touche LLP, identified deficiencies involving internal controls of TTI that it considers to be reportable conditions that constitute material weaknesses pursuant to standards established by the American Institute of Certified Public Accountants.  The material weaknesses noted include:  (1) weaknesses related to field level controls at TTI’s Gunite and Brillion locations, which demonstrated local management’s lack of consistent understanding and compliance with TTI’s policies and procedures and which included errors that resulted in certain book to physical inventory adjustments; and (2) a weakness related to the corporate level financial reporting, which consisted of the failure to adequately review the work of a third party actuarial consultant requiring an adjustment to our workers’ compensation liability.

In response to the material weaknesses identified by Deloitte & Touche LLP in respect to the internal control over financial reporting, management has implemented additional procedures and controls to remediate the material weaknesses. Actions taken by management to remediate the material weaknesses with respect to TTI’s Gunite and Brillion locations include:  (i) monitoring compliance with TTI’s policies and procedures at the operating locations; (ii) developing targeted site reviews for locations that possess the weakest records of complying with TTI’s policies and procedures; (iii) re-emphasizing the importance of policies and procedures; and (iv) dedicating additional review time to account reconciliations and analyses being performed by new accounting staff or when being prepared by an individual for the first time. Actions taken by management with respect to TTI’s financial reporting controls include:  (i) strengthening preventive controls; and (ii) reviewing all assumptions and data provided to TTI by third party service providers.  Another action taken is the addition of a Director of Corporate Internal Audit.

Except as otherwise provided in the prior paragraph, there has been no change in our internal controls over financial reporting during our most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II.

OTHER INFORMATION

Item 1.  Legal Proceedings

Neither Accuride nor any of our subsidiaries is a party to any legal proceeding, which, in the opinion of management, would have a material adverse effect on our business or financial condition.  However, we from time-to-time are involved in ordinary routine litigation incidental to our business.

Item 2.  Unregistered Sales of Equity Securities

Recent Sales of Unregistered Securities

On January 31, 2005, we completed an acquisition of TTI.  Pursuant to the merger agreement, TTI shareholders received 7,964,238 shares of Accuride common stock.  None of these shares were registered under the Securities Act of 1933, as amended (the “Securities Act”).  The issuance of such shares did not involve a public offering within the meaning of section 4(2) of the Securities Act.

Item 5.  Other Information

There has been no material change to the procedures by which security holders may recommend nominees to the board of directors of the Company.

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

2.2

Amendment to Agreement and Plan of Merger, dated as of January 28, 2005, by and among Accuride Corporation, Amber Acquisition Corp., Transportation Technologies Industries, signing stockholders and the Company Stockholders Representatives. Previously filed as an exhibit to the Form 8-K filed on February 4, 2005

2.3

Stock Subscription and Redemption Agreement, dated as of November 17, 1997, among Accuride Corporation, Hubcap Acquisition L.L.C. and Phelps Dodge Corporation. Previously filed as an exhibit to the Form S-4 effective July 23, 1998 (Reg. No. 333-50239) and incorporated herein by reference.

3.1	Certificate of Incorporation, as amended, of Accuride Corporation. Previously filed as an exhibit to Amendment No. 1 to Form S-1 as filed on February 23, 2005.

3.2	By-Laws of Accuride Corporation. Previously filed as an exhibit to the Form S-4 effective July 23, 1998 (Reg. No. 333-50239) and incorporated herein by reference.

3.3	Amended and Restated Certificate of Incorporation of Accuride Corporation, previously filed as an amendment to Amendment No. 4 to the Form S-1 as filed on April 21, 2005.

3.4	Amended and Restated Bylaws of Accuride Corporation, previously filed as an amendment to Amendment No. 4 to the Form S-1 filed on April 21, 2005.

4.1	Specimen common stock certificate of registrant. Previously filed as an exhibit to the Amendment No. 2 to Form S-1 as filed on March 25, 2005.

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

4.5

Amended and Restated Registration Rights Agreement, dated January 31, 2005, by and among Accuride Corporation, as issuer, the Guarantors named in Schedule A thereto and Lehman Brothers Inc., Citigroup Global Markets Inc. and UBS Securities LLC, as initial purchasers. Previously filed as an exhibit to the Amendment No. 2 to Form S-1 as filed on March 25, 2005.

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

10.4

Form of Accuride Corporation Stock Option Agreement (Performance Vesting) for use with the 2005 Incentive Award Plan. Previously filed as an exhibit to Amendment No. 4 to Form S-1 as filed on April 21, 2005.

10.5	2005 Incentive Award Plan previously filed as an exhibit to Amendment No. 4 to Form S-1 as filed on April 21, 2005.

10.6	Accuride Corporation Employee Stock Purchase Plan Previously filed as an exhibit to Amendment No. 4 to Form S-1 as filed on April 21, 2005.

31.1†	Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 and Rule 13a-14 of the Exchange Act of Terrence J. Keating.

31.2†	Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 and Rule 13a-14 of the Exchange Act of John R. Murphy.

32.1†	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

†              Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCURIDE CORPORATION

/s/ Terrence J. Keating	Dated:	August 9, 2005
Terrence J. Keating
President and Chief Executive Officer

/s/ John R. Murphy	Dated:	August 9, 2005
John R. Murphy
Executive Vice President – Finance and Chief Financial Officer
Principal Accounting Officer