Form 10-Q
period 2005-09-30
ACCURIDE CORP
filed 2005-11-08
CIK 817979

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

As of November 1, 2005, 33,766,204 shares of Accuride Corporation common stock, par value $.01 per share, were outstanding.

ACCURIDE CORPORATION

Table of Contents

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of December 31, 2004 (Restated) and September 30, 2005 (Unaudited)

Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2004 (Restated) (Unaudited) and 2005 (Unaudited)

Consolidated Statement of Stockholders’ Equity (Deficiency) for the Nine Months Ended September 30, 2005 (Unaudited)

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2004 (Restated) (Unaudited) and 2005 (Unaudited)

Notes to Unaudited Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Item 5. Other Information

Item 6. Exhibits

Signatures

PART I.  FINANCIAL INFORMATION

Item I.  Financial Statements

ACCURIDE CORPORATION

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS)

(UNAUDITED)

	December 31, 2004	September 30, 2005
	Restated (Note 3)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$71,843	$40,142
Customer receivables, net of allowance for doubtful accounts of $515 and $2,724	55,067	161,477
Other receivables	4,008	8,886
Inventories, net	45,443	110,394
Supplies	13,027	15,913
Deferred income taxes	3,671	17,242
Prepaid expenses and other current assets	4,849	10,361
Total current assets	197,908	364,415

PROPERTY, PLANT AND EQUIPMENT, NET	205,369	310,940

OTHER ASSETS:
Goodwill	123,197	392,933
Other intangible assets		141,379
Investment in affiliates	3,752	3,130
Deferred financing costs, net of accumulated amortization of $8,537 and $903	3,805	9,682
Deferred income taxes	17,591
Pension benefit plan asset	11,587	13,428
Other	88	128
TOTAL	$563,297	$1,236,035

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable	$54,952	$117,802
Current portion of long-term debt	1,900
Accrued payroll and compensation	12,848	28,792
Accrued interest payable	8,142	5,348
Income taxes payable	7,790	14,198
Accrued and other liabilities	6,489	32,809
Total current liabilities	92,121	198,949

LONG-TERM DEBT, less current portion	486,780	712,725
DEFERRED INCOME TAXES		47,541
OTHER POSTRETIREMENT BENEFIT PLAN LIABILITY	22,987	79,472
PENSION BENEFIT PLAN LIABILITY	6,499	19,942
OTHER LIABILITIES	691	4,110
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIENCY):
Preferred stock, $.01 par value; 5,000 shares authorized and unissued
Common stock, $.01 par value; 100,000 shares authorized, 14,733 and 33,701 shares issued, and 14,658 and 33,626 shares outstanding in 2004 and 2005, respectively	147	337
Additional paid-in-capital	51,939	233,357
Treasury stock, 75 shares at cost	(735)	(735)
Accumulated other comprehensive income (loss)	(12,113)	(10,992)
Retained earnings (deficit)	(85,019)	(48,671)
Total stockholders’ equity (deficiency)	(45,781)	173,296
TOTAL	$563,297	$1,236,035

See notes to unaudited consolidated financial statements

ACCURIDE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
	Restated (Note 3)		Restated (Note 3)

NET SALES	$123,463	$316,136	$355,495	$931,567

COST OF GOODS SOLD	97,183	259,678	283,179	764,133

GROSS PROFIT	26,280	56,458	72,316	167,434

OPERATING EXPENSES:
Selling, general and administrative	5,758	17,101	18,547	51,300

INCOME FROM OPERATIONS	20,522	39,357	53,769	116,134

OTHER INCOME (EXPENSE):
Interest income	55	155	110	422
Interest (expense)	(9,214)	(11,083)	(27,490)	(40,049)
Loss on extinguishment of debt				(5,072)
Refinancing costs				(14,915)
Equity in earnings (losses) of affiliates	148	(8)	441	378
Other income (expense), net	595	1,137	(942)	259

INCOME BEFORE INCOME TAXES	12,106	29,558	25,888	57,157

INCOME TAX PROVISION	5,044	10,418	9,933	20,809

NET INCOME	$7,062	$19,140	$15,955	$36,348

Weighted average common shares outstanding-basic	14,656	33,624	14,656	28,064

Basic income per share	$0.48	$0.57	$1.09	$1.30

Weighted average common shares outstanding-diluted	15,414	34,856	15,161	28,971

Diluted income per share	$0.46	$0.55	$1.05	$1.25

See notes to unaudited consolidated financial statements.

ACCURIDE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

(AMOUNTS IN THOUSANDS)

(UNAUDITED)

	Comprehensive Income	Common Stock	Additional Paid-in- Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Stockholders’ Equity (Deficiency)

BALANCE AT JANUARY 1, 2005 – As previously reported		$147	$51,939	$(735)	$(12,113)	$(83,810)	$(44,572)
Adjust to restate inventory for change from LIFO to FIFO (Note 3)						(1,209)	(1,209)
As Adjusted		147	51,939	(735)	(12,113)	(85,019)	(45,781)

Net Income	$36,348					36,348	36,348
Issuance of common stock – acquisition of TTI		80	91,920				92,000
Net proceeds from sales of stock		110	89,452				89,562
Issuance of common stock – exercise of stock options by employees			46				46

Other comprehensive income:
Unrealized gain on derivatives (net of tax)	1,327				1,327		1,327
Minimum pension liability adjustment (net of tax)	(206)				(206)		(206)
Comprehensive income	$37,469
BALANCE AT SEPTEMBER 30, 2005		$337	$233,357	$(735)	$(10,992)	$(48,671)	$173,296

See notes to unaudited consolidated financial statements

ACCURIDE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended September 30,
	2004	2005
	Restated (Note 3)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,955	$36,348
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	19,936	29,100
Amortization - deferred financing costs	1,346	1,027
Amortization - other intangible assets		3,807
Amortization - write-off of deferred financing costs related to refinancing		3,369
Loss on asset disposition	43	110
Deferred income taxes	9,095	16,136
Equity in earnings of affiliate	(441)	(378)
Distribution from investment in affiliate - AOT		1,000
Changes in certain assets and liabilities (net of effects from purchase of TTI)
Receivables	(26,305)	(31,176)
Inventories and supplies	(7,310)	(7,495)
Prepaid expenses and other assets	(5,200)	451
Accounts payable	10,885	(3,980)
Accrued and other liabilities	(1,968)	1,262
Net cash provided by operating activities	16,036	49,581

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(15,903)	(21,416)
Capitalized interest	(677)
Acquisition transaction costs - TTI		(8,327)
Distribution from investment in affiliate - Trimont		535
Net cash used in investing activities	(16,580)	(29,208)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt		825,000
Payments on long-term debt	(1,900)	(956,731)
Payment of deferred financing fees	(34)	(9,905)
Proceeds from sales of stock		89,562
Proceeds from stock subscriptions receivable	15	—
Net cash used in financing activities	(1,919)	(52,074)

Decrease in cash and cash equivalents	(2,463)	(31,701)
Cash and cash equivalents, beginning of period	42,692	71,843
Cash and cash equivalents, end of period	$40,229	$40,142

See notes to unaudited consolidated financial statements

ACCURIDE CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

AS OF DECEMBER 31, 2004 AND SEPTEMBER 30, 2005 AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2005

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

The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto disclosed in Accuride’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

Interest Rate Instruments – The Company entered into interest rate swap agreements in the first quarter of 2005 as a means of fixing the interest rate on portions of the Company’s floating-rate debt. The total notional amount of outstanding interest rate swaps at September 30, 2005 was $250 million, maturing in March of 2006, 2007, and 2008. Included in interest expense for the three months ended September 30, 2005 are realized losses of $0.1 million and unrealized gains of $2.3 million. Included in interest expense for the nine months ended September 30, 2005 are realized losses of $0.5 million and unrealized gains of $1.2 million. There were no interest rate swaps in 2004.

Foreign Exchange Instruments - The Company uses foreign currency forward contracts and option contracts to limit foreign exchange risk on anticipated but not yet committed transactions expected to be denominated in Canadian dollars and is following the guidance under Derivative Implementation Group (“DIG”) item G20 to account for the option contracts. As these contracts have been designated as cash flow hedges, unrealized gains or losses will be deferred in Other Comprehensive Income (See Note 9) with only realized gains or losses reflected in current period earnings as Cost of Goods Sold. To the extent that any of these contracts are not completely effective in offsetting the change in the value of the anticipated transactions being hedged, any changes in fair value relating to the ineffective portion of these contracts will be immediately recognized in Cost of Goods Sold. At September 30, 2005, Accuride had open foreign exchange forward contracts of $12.4 million and option contracts of $51.6 million.

Earnings Per Common Share – Basic and diluted earnings per common share were computed as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except for per share amounts)	2004	2005	2004	2005
	(Restated) (Note 3)		(Restated)

Numerator:
Net income	$7,062	$19,140	$15,955	$36,348
Denominator:
Weighted average shares outstanding – Basic	14,656	33,624	14,656	28,064
Effect of dilutive stock options	758	1,232	505	907
Weighted average shares outstanding - Diluted	15,414	34,856	15,161	28,971
Basic earnings per common share	$0.48	$0.57	$1.09	$1.30
Diluted earnings per common share	$0.46	$0.55	$1.05	$1.25

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2004	2005	2004	2005
	(Restated)		(Restated)
Net income as reported	$7,062	$19,140	$15,955	$36,348

Deduct: Total stock-based employee compensation expense determined under the fair value based method, net of related tax effects	(21)	(75)	(64)	(167)

Pro forma net income	$7,041	$19,065	$15,891	$36,181

Earnings per share-as reported:
Basic	$0.48	$0.57	$1.09	$1.30
Diluted	$0.46	$0.55	$1.05	$1.25

Earnings per share-pro forma:
Basic	$0.48	$0.57	$1.08	$1.29
Diluted	$0.46	$0.55	$1.05	$1.25

The fair value of the 926,930 options granted in April 2005 was $7.56 each. The fair value of the option grants is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:  dividend yield of 0%, risk-free interest rate of 4.41%, expected volatilities of 39% and expected lives of 4 years.

The fair value of the 40,195 options granted in August 2005 was $12.43 each. The fair value of the option grants is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:  dividend yield of 0%, risk-free interest rate of 4.62%, expected volatilities of 41% and expected lives of 4 years.

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

FAS154– In May 2005, the FASB issued Statement 154,  “Accounting Changes and Errors Corrections” as a replacement for APB No. 20 and FASB Statement 3. The statement requires retrospective application to prior period’s financial statements of a voluntary change in accounting principle unless it is impracticable. The adoption of this statement on January 1, 2006 is not expected to have a significant impact on our results of operations or financial position.

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

The following table summarizes the preliminary allocation of the fair values of the assets acquired and liabilities assumed at the date of acquisition. The preliminary allocations of purchase price are preliminary pending the resolution of certain employee matters, workers compensation valuation, and finalization of transaction costs.

Current assets	$160,086
Property, plant and equipment	113,151
Goodwill	269,736
Intangible assets	143,770
Investment in Affiliates and Other	551
Total assets acquired	687,294
Current liabilities	458,945
Debt	3,100
Other long-term liabilities	124,922
Net assets acquired	$100,327

The TTI merger was valued based on appraisal information and other studies of the net assets acquired because we considered the fair value of the net assets acquired to be a more reliable measure of the fair value of TTI than the fair value of the shares issued to TTI stockholders on January 31, 2005. The purchase price allocation for intangible assets includes $33,540 of technology which will be amortized over 10 to 15 years, $71,500 of customer relationships which will be amortized over 15 to 30 years, $269,736 of goodwill, not deductible for income tax purposes, $38,080 of trade names that are not subject to amortization, and $650 of backlog. Current liabilities assumed include debt of $352,356.

The allocation of purchase price was adjusted during the three months ended September 30, 2005 to include the recognition of preacquisition contingent liabilities in the amount of $4.3 million, deferred income tax asset of $1.6 million, and goodwill of $2.7 million related to employment agreements assumed in connection with the acquisition of TTI, as well as transaction costs of $8.3 million that were incurred.

In connection with the merger, the Company refinanced substantially all its debt (See Note 7).

The following unaudited pro forma information presents results as if the acquisition had occurred at the beginning of the respective periods and includes the interest savings resulting from the issuance of new debt:

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2004	2004	2005
Pro forma net sales	$279,205	$790,805	$985,897

Pro forma net income	7,562	19,367	37,928

Earnings per share:
Weighted average shares outstanding - basic	22,621	22,621	28,949

Pro forma net income –basic	$0.33	$0.86	$1.31

Weighted average shares outstanding - diluted	23,330	23,331	29,852

Pro forma net income –diluted	$0.32	$0.83	$1.27

The unaudited pro forma information presented above for the three months ended September 30, 2004 and nine months ended September 30, 2004 and 2005 has been provided for comparative purposes only and does not purport to reflect the actual results that would have been reported had the TTI acquisition been consummated at the beginning of each of the periods presented. This pro forma information does not include interest expense adjustments for the reduction of debt due to the April 2005 sale of common stock. Additionally, such pro forma financial information does not purport to represent results that may occur in the future.

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

Although there was a minimal effect of the change in accounting method for the current quarter, the effect was an increase to net income of $4.0 million ($0.14 per diluted share) for the nine months ended September 30, 2005. In accordance with generally accepted accounting principles, the change has been applied by restating the prior years consolidated financial statements. The effect of this restatement was to decrease inventories at December 31, 2004 by $1,900, increase deferred income tax asset by $691, increase the accumulated deficit as of December 31, 2004 by $1,209, and increase (decrease) net income for the three and nine months ended September 30, 2004 by $73 and ($579), respectively.

The components of inventory on a FIFO basis are as follows:

	December 31, 2004	September 30, 2005
	(Restated)
Raw Materials	$12,590	$35,413
Work in Process	16,890	33,615
Finished Manufactured Goods	15,963	41,366

Inventories, net	$45,443	$110,394

The Company reviews inventory on hand and writes down excess and obsolete inventory based on its assessment of future demand and historical experience.

Note 4 – Stock Split

In April 2005 the Company effected a 591-for-one stock split and increased the authorized common stock to 100,000,000 shares. The effect of this stock split was to transfer $147, representing the par value of additional shares issued, from additional paid-in capital to common stock. All numbers of common shares and per share data in the accompanying consolidated financial statements and related notes have been retroactively adjusted to give effect to the stock split.

Note 5 – Initial Public Offering

On April 26, 2005, the Company completed an initial public offering of its common stock and Accuride Corporation’s common stock commenced trading on the New York Stock Exchange. Net proceeds from the initial public offering were $89.6 million. The proceeds were used to repay a portion of the Term B Loan facility.

In connection with the initial public offering, the Company granted stock options to key management personnel and directors to acquire 926,930 shares of common stock. The exercise price of the stock options was equal to the offering price to the public of $9.00 per share of common stock.

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

The following presents a summary of goodwill and other intangible assets as of September 30, 2005:

	Gross Amount	Accumulated Amortization	Carrying Amount

Goodwill	$392,933		$392,933
Other Intangible Assets:
Backlog	650	$650
Non-compete Agreements	1,416		1,416
Trade Names	38,080		38,080
Technology	33,540	1,527	32,013
Customer Relationships	71,500	1,630	69,870
	$145,186	$3,807	$141,379

The Company estimates that aggregate amortization expense for each of the three succeeding fiscal years will be approximately $5,500 with the two years following at approximately $5,000 each year.

The following presents the changes in the carrying amount of goodwill for the period ended September 30, 2005:

Balance at December 31, 2004	$123,197
Addition arising from acquisition – See Note 2	269,736
Balance at September 30, 2005	$392,933

Note 7 –Debt

Long-term debt at December 31, 2004 and September 30, 2005 consists of the following:

	2004	2005
Revolving Credit Facility	$25,000	$5,000
Term C Facility	95,000
Term B Facility	179,100	429,625
Industrial Revenue Bond		3,100
Senior subordinated notes		275,000
Senior subordinated notes—net of $320 unamortized discount	189,580
	488,680	712,725
Less current maturities	1,900
Total	$486,780	$712,725

Bank Borrowing. In connection with the TTI merger, we entered into a Fourth Amended and Restated Credit Agreement consisting of (1) a new term credit facility (the Term B Loan Facility) in an aggregate principal amount of $550.0 million that will mature on January 31, 2012 and (2) a revolving credit facility (the “New Revolver”) in an aggregate principal amount of $125.0 million (comprised of a new $95.0 million U.S. revolving credit facility and the continuation of a $30.0 million Canadian revolving credit facility) that will terminate on January 31, 2010. As of September 30, 2005, $430 million was outstanding under the Term B Loan Facility and $5 million was outstanding under the New Revolver. The Term B Loan Facility requires quarterly amortization payments of $1.4 million that commenced on March 31, 2005, with the balance paid on the maturity date. On March 31, 2005, we prepaid $11.0 million of the Term B Loan Facility without penalty along with the regularly scheduled payment of $1.4 million. On April 26, 2005, we completed an initial public offering of our common stock. Net proceeds for this initial public offering were approximately $89.6 million. The proceeds from the initial public offering were used to repay a portion of the Term Loan B facility under our term credit facility. This prepayment was not subject to a prepayment penalty. During the three months ended September 30, 2005, the Company reduced debt by $35 million through payments of the revolver of $20 million and the Term B Loan Facility of $15 million.

The interest rates per annum applicable to loans under our new senior credit facilities are, at the option of us or Accuride Canada Inc., as applicable, a base rate or eurodollar rate plus, in each case, an applicable margin which is subject to adjustment based on our leverage ratio. The base rate is a fluctuating interest rate equal to the highest of (a) the base rate reported by Citibank, N.A. (or, with respect to the Canadian revolving credit facility, the reference rate of interest established or quoted by Citibank Canada for determining interest rates on U.S. dollar denominated commercial loans made by Citibank Canada in Canada), (b) a reserve adjusted three-week moving average of offering rates for three-month certificates of deposit plus one-half of one percent (0.5%) and (c) the federal funds effective rate plus one-half of one percent (0.5%). The total rate including margin for the Term B Facility as of September 30, 2005 is 6.18%. The obligations under our new senior credit facilities are guaranteed by all of our domestic subsidiaries. The loans under the credit facilities are secured by, among other things, a lien on substantially all of our U.S. properties and assets and of our domestic subsidiaries and a pledge of 65% of the stock of our foreign subsidiaries. The loans under the Canadian revolving facility are also secured by substantially all of the properties and assets of Accuride Canada Inc.

Senior Subordinated Notes. In connection with the TTI merger, we issued $275.0 million aggregate principal amount of 8 1/2% senior subordinated notes due in 2015 in a private placement transaction. Interest on the senior subordinated notes is payable on February 1 and August 1 of each year, beginning on August 1, 2005. The notes mature on February 1, 2015 and may be redeemed, at our option, in whole or in part, at any time on or before February 1, 2010 at a price equal to 100% of the principal amount, plus an applicable make-whole premium, and accrued and unpaid interest and special interest if any, to the date of redemption. On or after February 1, 2010, the senior subordinated notes are redeemable at certain specified prices. In addition, on or before February 1, 2008, we may redeem up to 40% of the aggregate principal amount of notes issued under the indenture with the proceeds of certain equity offerings. The new senior subordinated notes are general unsecured obligations (1) subordinated in right of payment to all of our and the guarantors’ existing and future senior indebtedness, including any borrowings under our new senior credit facilities; (2) equal in right of payment with any of our and the guarantors’ existing and future senior subordinated indebtedness; (3) senior in right of payment to all of our and the guarantors’ existing and future subordinated indebtedness and (4) structurally subordinated to all obligations of our subsidiaries that do not guarantee the outstanding notes. On June 15, 2005, the Company completed an exchange offer of these senior subordinated notes for substantially identical notes registered under the Securities Act of 1933, as amended. As of September 30, 2005 the aggregate principal amount of Notes outstanding was $275.0 million.

In connection with the refinancing of the bank borrowing and issuance of senior subordinated notes, the Company incurred total costs of $14,915. These costs include cash fees of $13,690 associated with these transactions, and the non-cash write-off of unamortized debt issuance costs of $1,225.  The Company also incurred a loss on early extinguishment of debt totaling $5,072. The loss includes cash fees of $2,928 associated with the transaction and the non-cash write-off of unamortized deferred financing costs of $1,824 and unamortized bond discount of $320.

Note 8 – Supplemental Cash Flow Disclosure

During the nine months ended September 30, 2004 and 2005, Accuride paid $32,266 and $43,091 for interest. During these same time periods, Accuride paid $3,751 and $1,201 for income taxes, respectively. The purchase of TTI on January 31, 2005 was a stock-for-stock, non-cash transaction (See Note 2 for discussion of acquisition).

Note 9 – Comprehensive income is summarized as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2005	2004	2005
	(Restated) (Note 3)		(Restated) (Note 3)
Net income	$7,062	$19,140	$15,955	$36,348
Other comprehensive income (net of tax)
Unrealized gain on derivatives	143	1,295	1,071	1,327
Minimum pension liability adjustment	(468)	(315)	(230)	(206)

Total comprehensive income	$6,737	$20,120	$16,796	$37,469

Included in other comprehensive income for the three months ended September 30, 2004 and 2005 are unrealized gains on derivatives that have been designated as cash flow hedges in accordance with SFAS 133, as further described in Note 1. The remaining component included in other comprehensive income for the nine months ended September 30, 2005 is ($206) (net of tax) of minimum pension liability adjustments related to fluctuations of the Canadian dollar and translation of our Canadian pension plans.

Note 10 – Pension and Other Postretirement Benefit Plans

Components of Net Periodic Benefit Cost for the three and nine months ended September 30:

	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	Three Months Ended September 30,				Nine Months Ended September 30,
	2004	2005	2004	2005	2004	2005	2004	2005
Service cost-benefits earned during the year	$670	$555	$222	$119	$2,010	$2,783	$665	$1,114
Interest cost on projected benefit obligation	1,048	1,483	362	880	3,144	6,208	1,086	3,160
Expected return on plan assets	(1,417)	(2,098)	0	0	(4,250)	(8,204)	0	0
Prior service cost and other amortization (net)	404	168	(11)	(368)	1,212	1,419	(34)	(276)
Net amount charged to income	$705	$108	$573	$631	$2,116	$2,206	$1,717	$3,998

The 2005 data reflects the acquisition of TTI as of January 31, 2005.

Employer Contributions- As of September 30, 2005, $6,680 has been contributed to the Company’s sponsored pension plans. The Company presently anticipates contributing an additional $2,306 to fund its pension plans in 2005 for a total of $8,986.

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

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(DOLLARS IN THOUSANDS)

	December 31, 2004 Restated (Note 3)
	Guarantor	Nonguarantor		Consolidated
	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS
Current Assets	$134,223	$64,461	$(776)	$197,908
Property, plant, and equipment, net	96,725	108,644	0	205,369
Other non-current assets	285,610	40,594	(166,184)	160,020
TOTAL	$516,558	$213,699	$(166,960)	$563,297

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current Liabilities	$56,959	$35,162		$92,121
Long-term debt, less current portion	461,780	25,000		486,780
Deferred income taxes	(16,305)	16,305		0
Other non-current liabilitities	21,682	8,495		30,177
Stockholders’ equity (deficiency)	(7,558)	128,737	$(166,960)	(45,781)
TOTAL	$516,558	$213,699	$(166,960)	$563,297

	September 30, 2005
	Guarantor	Nonguarantor		Consolidated
	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS
Current Assets	$299,960	$66,660	$(2,205)	$364,415
Property, plant, and equipment, net	208,611	102,329	0	310,940
Other non-current assets	690,449	34,951	(164,720)	560,680
TOTAL	$1,199,020	$203,940	$(166,925)	$1,236,035

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current Liabilities	$164,289	$35,716	$(1,056)	$198,949
Long-term debt, less current portion	707,725	5,000	0	712,725
Deferred income taxes	34,833	12,708	0	47,541
Other non-current liabilitities	94,111	9,413	0	103,524
Stockholders’ equity (deficiency)	198,062	141,103	(165,869)	173,296
TOTAL	$1,199,020	$203,940	$(166,925)	$1,236,035

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(DOLLARS IN THOUSANDS)

	Three Months Ended September 30, 2004 Restated (Note 3)
	Guarantor	Non-guarantor		Consolidated
	Subsidiaries	Subsidiaries	Eliminations	Total
Net Sales	$133,691	$57,190	$(67,418)	$123,463
Cost of goods sold	110,587	54,036	(67,440)	97,183
Gross profit	23,104	3,154	22	26,280
Operating expenses	5,506	252		5,758
Income from operations	17,598	2,902	22	20,522

Other income (expense):
Interest expense, net	(8,320)	(839)		(9,159)
Equity in earnings of affiliates	148			148
Other income (expense), net	1,093	(498)		595
Income before income taxes	10,519	1,565	22	12,106
Income tax provision	4,094	950		5,044
Net income	$6,425	$615	$22	$7,062

	Three Months Ended September 30, 2005
	Guarantor	Non-guarantor		Consolidated
	Subsidiaries	Subsidiaries	Eliminations	Total
Net Sales	$339,194	$74,404	$(97,462)	$316,136
Cost of goods sold	289,063	68,064	(97,449)	259,678
Gross profit	50,131	6,340	(13)	56,458
Operating expenses	16,909	192	0	17,101
Income (loss) from operations	33,222	6,148	(13)	39,357

Other income (expense):
Interest expense, net	(9,882)	(1,046)	0	(10,928)
Equity in earnings of affiliates	(8)	0	0	(8)
Other income (expense), net	1,181	(44)	0	1,137
Income (loss) before income taxes	24,513	5,058	(13)	29,558
Income tax provision	8,668	1,750	0	10,418
Net income (loss)	$15,845	$3,308	$(13)	$19,140

	Nine Months Ended September 30, 2004 Restated (Note 3)
	Guarantor	Non-guarantor		Consolidated
	Subsidiaries	Subsidiaries	Eliminations	Total
Net Sales	$389,983	$168,708	$(203,196)	$355,495
Cost of goods sold	327,455	158,853	(203,129)	283,179
Gross profit	62,528	9,855	(67)	72,316
Operating expenses	17,940	607	0	18,547
Income (loss) from operations	44,588	9,248	(67)	53,769

Other income (expense):
Interest expense, net	(24,936)	(2,444)	0	(27,380)
Equity in earnings of affiliates	441	0	0	441
Other income (expense), net	(819)	(123)	0	(942)
Income (loss) before income taxes	19,274	6,681	(67)	25,888
Income tax provision	7,728	2,205	0	9,933
Net income (loss)	$11,546	$4,476	$(67)	$15,955

	Nine Months Ended September 30, 2005
	Guarantor	Non-guarantor		Consolidated
	Subsidiaries	Subsidiaries	Eliminations	Total
Net Sales	$1,011,180	$241,269	$(320,882)	$931,567
Cost of goods sold	867,010	217,632	(320,509)	764,133
Gross profit	144,170	23,637	(373)	167,434
Operating expenses	50,688	612	0	51,300
Income (loss) from operations	93,482	23,025	(373)	116,134

Other income (expense):
Interest expense, net	(56,212)	(3,402)	0	(59,614)
Equity in earnings of affiliates	378	0	0	378
Other income (expense), net	288	(29)	0	259
Income (loss) before income taxes	37,936	19,594	(373)	57,157
Income tax provision	14,587	6,222	0	20,809
Net income (loss)	$23,349	$13,372	$(373)	$36,348

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(DOLLARS IN THOUSANDS)

	Nine Months Ended September 30, 2004 Restated (Note 3)
	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Net cash provided by (used in) operating activities	$9,695	$6,341	$—	$16,036
Net cash provided by (used in) investing activities	(9,365)	(7,215)	—	(16,580)
Net cash provided by (used in) financing activities	(2,033)	114	—	(1,919)

Increase (decrease) in cash and cash equivalents	(1,703)	(760)	—	(2,463)
Cash and cash equivalents, beginning of period	26,528	16,164	—	42,692
Cash and cash equivalents, end of period	$24,825	$15,404	$—	$40,229

	Nine Months Ended September 30, 2005
	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Net cash provided by (used in) operating activities	$33,880	$15,701	$—	$49,581
Net cash provided by (used in) investing activities	(26,659)	(2,549)	—	(29,208)
Net cash provided by (used in) financing activities	(31,750)	(20,324)	—	(52,074)

Increase (decrease) in cash and cash equivalents	(24,529)	(7,172)	—	(31,701)
Cash and cash equivalents, beginning of period	44,003	27,840	—	71,843
Cash and cash equivalents, end of period	$19,474	$20,668	$—	$40,142

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

As of September 30, 2005, the Company had an environmental reserve of approximately $2.7 million, related primarily to our foundry operations. This reserve is based on current cost estimates and does not reduce estimated expenditures to net present value, but does take into account the benefit of a contractual indemnity given to us by a prior owner of our wheel-end subsidiary. We cannot assure you, however, that the indemnitor will fulfill its obligations, and the failure to do so could result in future costs that may be material. Any cash expenditures required by us or our subsidiaries to comply with applicable environmental laws and/or to pay for any remediation efforts will not be reduced or otherwise affected by the existence of the environmental reserve. Our environmental reserve may not be adequate to cover our future costs related to the sites associated with the environmental reserve, and any additional costs may have a material adverse effect on our business, results of operations or financial condition. The discovery of additional sites, the modification of existing or the promulgation of new laws or regulations, more vigorous enforcement by regulators, the imposition of joint and several liability under CERCLA or analogous state laws, or other unanticipated events could also result in such a material adverse effect.

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

Note 13 – Subsequent Events

In October 2005, the Company completed secondary stock offerings for 8.1 million shares of common stock at $13.25 per share on behalf of the selling shareholders. The total number of shares of common stock outstanding did not change as a result of these offerings. All of the shares in the secondary offerings were offered by current Accuride shareholders. Accuride did not receive any proceeds from the offerings. The Company incurred $0.6 million of operating expenses related to the completion of the secondary stock offerings.

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

Overview

The commercial vehicle market continued to gain strength into the first nine months of 2005. Freight growth, improved fleet profitability, aging equipment, high equipment utilization, and economic strength continue to drive demand for new vehicles. Current industry forecasts by analysts, including America’s Commercial Transportation (“ACT”) Publications, predict that the North American commercial vehicle industry will continue to be strong throughout 2005 and 2006.

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

On April 26, 2005, our common stock commenced trading on the New York Stock Exchange. We used net proceeds of approximately $89.6 million from the sale of 11.0 million shares of common stock pursuant to our initial public offering to repay a portion of our Term Loan B Facility. In aggregate, the Term B Loan Facility was reduced by $93.0 million in the three months ended June 30, 2005. During the three months ended September 30, 2005, we reduced debt by $35 million through payments of $20 million of the revolving credit facility and $15 million of the Term B Loan Facility.  Since acquiring TTI on January 31, 2005, we reduced debt by $140.4 million.

Our sales for the nine months ended September 30, 2005 increased by $576.1 million, or 162.0%, compared to prior year sales during the comparable period. This is primarily driven by the January 31, 2005 acquisition of TTI, which had sales of $455.8 million for the eight-month period ending September 30, 2005.

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

On April 29, 2005, our subsidiary, Gunite Corporation, entered into a new collective bargaining agreement with the International Union, United Aerospace and Agricultural Implement Workers of America (UAW), Local 718 at the Gunite foundry in Rockford, Illinois. This agreement expires November 17, 2007. In September 2005, we renewed our union contract with the International Brotherhood of Teamsters at our Elkhart, Indiana #2 plant. This contract expires September 30, 2009.

Effective January 1, 2005, we changed our inventory costing method from the last-in, first-out (“LIFO”) method to the first-in, first-out (“FIFO”) method. Although there was a minimal effect of the change in accounting method for the current quarter, the effect was to increase net income for the nine months ended September 30, 2005 by $4.0 million ($0.14 per diluted share). In accordance with generally accepted accounting principles, the change has been applied by restating the prior years’ consolidated financial statements. The effect of this restatement was to decrease inventories at December 31, 2004 by $1,900, increase deferred income tax asset by $691, increase the accumulated deficit as of December 31, 2004 by $1,209, and increase (decrease) net income for the three and nine months ended September 30, 2004 by $73 and ($579), respectively.

We have one reportable segment:  the design, manufacture and distribution of component parts for heavy- and medium-duty trucks and commercial trailers, as well as light vehicles. We sell our products primarily within North America and Latin America to original equipment manufacturers, or OEMs, and to the aftermarket.

Pro Forma Results of Operations

Pro Forma Three Months Ended September 30, 2004 Compared to Actual Three Months Ended September 30, 2005

The following unaudited pro forma information presents results as if our acquisition of TTI and related refinancing had occurred at the beginning of the period ended September 30, 2004.:

(Amounts in thousands, except per share data)	September 30, 2004		September 30, 2005
	(Pro Forma)		(Actual)
Net sales	$279,205	100.0%	$316,136	100.0%
Gross profit	46,977	16.8%	56,458	17.9%
Operating expenses	19,554	7.0%	17,101	5.4%
Income from operations	27,423	9.8%	39,357	12.4%
Equity in earnings (losses) of affiliates	148	0.1%	(8)	0.0%
Other income (expense)	(14,651)	(5.2)%	(9,791)	(3.1)%
Net income	7,562	2.7%	19,140	6.1%
Other Data:
Average weighted shares outstanding - basic	22,621		33,624
Basic income per share	$0.33		$0.57
Average weighted shares outstanding - diluted	23,330		34,856
Diluted income per share	$0.32		$0.55

Net Sales. Actual net sales for the three months ended September 30, 2005 were $316.1 million, an increase of 13.2%, compared to pro forma net sales of $279.2 million for the three months ended September 30, 2004. This increase is primarily a result of the continuing cyclical recovery in the commercial vehicle industry with Class 5-8 and trailer production up 12.0%, as well as price recovery largely attributable to rising raw material costs.

Gross Profit. Actual gross profit increased $9.5 million, or 20.2%, to $56.5 million for the three months ended September 30, 2005 from $47.0 million (pro forma) for the three months ended September 30, 2004. The increase is primarily attributable to the increase in customer demand resulting in higher net sales.

Operating Expenses. Actual operating expenses decreased $2.5 million to $17.1 million for the three months ended September 30, 2005 from $19.6 million (pro forma) for the three months ended September 30, 2004. The majority of the decrease was due to a one-time $3.5 million expense in the three months ended September 30, 2004 related to severance expense for the former TTI CEO. There was a $0.6 million expense incurred in the three months ended September 30, 2005 associated with the secondary stock offerings by selling shareholders. Operating expenses as a percent of net sales dropped from 7.0% in the three months ended September 30, 2004 to 5.4% in the three months ended September 30, 2005.

Other Income (Expense). Actual other expense decreased $4.9 million, or 33.3%, to $9.8 million for the three months ended September 30, 2005 from $14.7 million (pro forma) for the three months ended September 30, 2004. The decrease in expense is attributable to $2.3 million of unrealized gains due to the valuation of our interest rate swaps (see Note 1) as well as other interest savings due to reductions of total debt.

Net Income. Actual net income of $19.1 million increased $11.5 million for the three months ended September 30, 2005 compared to net income of $7.6 million (pro forma) for the three months ended September 30, 2004.

Pro Forma Nine Months Ended September 30, 2004 Compared to the Pro Forma Nine Months Ended September 30, 2005

The following unaudited pro forma information presents results as if our acquisition of TTI had occurred at the beginning of the periods presented. This information includes the $20.0 million of refinancing costs incurred in the nine months ended September 30, 2005 to refinance our debt and the resulting interest savings:

(Amounts in thousands, except per share data)	September 30, 2004		September 30, 2005
Net sales	$790,805	100.0%	$985,897	100.0%
Gross profit	134,993	17.1%	174,590	17.7%
Operating expenses	57,990	7.3%	55,744	5.7%
Income from operations	77,003	9.7%	118,847	12.1%
Equity in earnings of affiliates	441	0.1%	378	0.0%
Other income (expense)	(46,737)	(5.9)%	(59,696)	(6.1)%
Net income	19,367	2.4%	37,928	3.8%
Other Data:
Average weighted shares outstanding - basic	22,621		28,949
Basic income per share	$0.86		$1.31
Average weighted shares outstanding - diluted	23,331		29,852
Diluted income per share	$0.83		$1.27

Net Sales. Pro Forma net sales for the nine months ended September 30, 2005 were $985.9 million, an increase of 24.7%, compared to pro forma net sales of $790.8 million for the nine months ended September 30, 2004. This increase is a result of the continuing cyclical recovery in the commercial vehicle industry with class 5-8 and trailer production up 18.8%, as well as price recovery largely attributable to rising raw material costs.

Gross Profit. Pro Forma gross profit increased $39.6 million, or 29.3%, to $174.6 million for the nine months ended September 30, 2005 from $135.0 million for the nine months ended September 30, 2004. The increase is primarily attributable to the increase in customer demand resulting in higher net sales.

Operating Expenses. Pro Forma operating expenses decreased $2.3 million to $55.7 million for the nine months ended September 30, 2005 from $58.0 million for the nine months ended September 30, 2004. However, there was $2.2 million of expense related to disposition of property, plant, and equipment and $3.5 million of severance expense for the former CEO of TTI in the period ended September 30, 2004. In the nine months ended September 30, 2005 there was a $0.6 million expense related to the secondary stock offerings by selling shareholders. Operating expenses as a percent of net sales have dropped from 7.3% in the nine months ended September 30, 2004 to 5.7% in the nine months ended September 30, 2005.

Other Income (Expense). Pro Forma other expense increased $13.0 million, or 27.8%, to $59.7 million for the nine-month period ended September 30, 2005 from $46.7 million for the nine months ended September 30, 2004. The increase is primarily attributable to the $20.0 million of fees associated with the refinancing of our senior debt. In the nine months ended September 30, 2005, $1.2 million of unrealized gains due to our interest swap instruments (see Note 1) reduced other expense.

Net Income. We had pro forma net income of $37.9 million for the nine months ended September 30, 2005, an increase of 95.4%, compared to net income of $19.4 million for the nine months ended September 30, 2004.

Results of Operations

Three Months Ended September 30, 2004 Compared to the Three Months Ended September 30, 2005

The following table sets forth certain income statement information of Accuride for the three months ended September 30, 2004 and September 30, 2005:

(Amounts in thousands, except per share data)	September 30, 2004		September 30, 2005
	(Restated)
	(Note 3)
Net sales	$123,463	100.0%	$316,136	100.0%
Gross profit	26,280	21.3%	56,458	17.9%
Operating expenses	5,758	4.7%	17,101	5.4%
Income from operations	20,522	16.6%	39,357	12.4%
Equity in earnings (losses) of affiliates	148	0.1%	(8)	0.0%
Other income (expense)	(8,564)	(6.9)%	(9,791)	(3.1)%
Net income	7,062	5.7%	19,140	6.1%

Other Data:
Average weighted shares outstanding - basic	14,656		33,624
Basic income per share	$0.48		$0.57
Average weighted shares outstanding - diluted	15,414		34,856
Diluted income per share	$0.46		$0.55

Net Sales. Net sales for the three months ended September 30, 2005 were $316.1 million, an increase of 156.0% compared to net sales of $123.5 million for the three months ended September 30, 2004. Approximately $164.5 million of the increase in net sales is the result of our acquisition of TTI on January 31, 2005. The remainder of the increase in net sales is a result of the continuing cyclical recovery in the commercial vehicle industry as well as price recovery largely attributable to rising material costs.

Gross Profit. Gross profit increased $30.2 million, or 114.8%, to $56.5 million for the three months ended September 30, 2005 from $26.3 million for the three months ended September 30, 2004. The increase is primarily attributable to the acquisition of TTI in the amount of $24.5 million and the increase in customer demand resulting in higher net sales.

Operating Expenses. Operating expenses increased $11.3 million, or 194.8% to $17.1 million for the three months ended September 30, 2005 from $5.8 million for the three months ended September 30, 2004. The majority of this increase, approximately $10.2 million, is due to the acquisition of TTI. Included in this $10.2 million is $1.5 million of amortization related to the intangible assets that were acquired with the purchase of TTI. In the three months ended September 30, 2005 there was a $0.6 million expense related to the secondary stock offerings by selling shareholders.

Other Income (Expense). Other expense increased $1.2 million, or 14.0%, to $9.8 million for the three months ended September 30, 2005 from $8.6 million for the three months ended September 30, 2004. This $1.2 million increase includes $2.3 million of unrealized gains from our interest rate swap agreements. Offsetting these gains is the overall higher interest expense due to increased debt as a result of the acquisition of TTI on January 31, 2005.

Net Income. We had net income of $19.1 million, an increase of 169.0% for the three months ended September 30, 2005 compared to net income of $7.1 million for the three months ended September 30, 2004. The majority of this increase was due to the acquisition of TTI and the continuing cyclical recovery in the commercial vehicle industry.

 Nine Months Ended September 30, 2004 Compared to the Nine Months Ended September 30, 2005

The following table sets forth certain income statement information of Accuride for the nine months ended September 30, 2004 and September 30, 2005:

(Dollars in thousands)	September 30, 2004		September 30, 2005
	(Restated)
	(Note 3)
Net sales	$355,495	100.0%	$931,567	100.0%
Gross profit	72,316	20.3%	167,434	18.0%
Operating expenses	18,547	5.2%	51,300	5.5%
Income from operations	53,769	15.1%	116,134	12.5%
Equity in earnings of affiliates	441	0.1%	378	0.0%
Other income (expense)	(28,322)	(8.0)%	(59,355)	(6.4)%
Net income	15,955	4.5%	36,348	3.9%

Other Data:
Average weighted shares outstanding - basic	14,656		28,064
Basic income per share	$1.09		$1.30
Average weighted shares outstanding - diluted	15,161		28,971
Diluted income per share	$1.05		$1.25

Net Sales. Net sales for the nine months ended September 30, 2005 were $931.6 million, an increase of 162.1% compared to net sales of $355.5 million for the nine months ended September 30, 2004. Approximately $455.8 million of the increase in net sales is the result of our acquisition of TTI on January 31, 2005. The remainder of the increase in net sales is a result of the continuing cyclical recovery in the commercial vehicle industry as well as price recovery largely attributable to rising material costs.

Gross Profit. Gross profit increased $95.1 million, or 131.5%, to $167.4 million for the nine months ended September 30, 2005 from $72.3 million for the nine months ended September 30, 2004. The increase is primarily attributable to the acquisition of TTI in the amount of $61.8 million and the increase in customer demand resulting in higher net sales.

Operating Expenses. Operating expenses increased $32.8 million, or 177.3% to $51.3 million for the nine months ended September 30, 2005 from $18.5 million for the nine months ended September 30, 2004. $28.8 million of the increase is due to the acquisition of TTI. There were $0.6 million of expenses related to the secondary stock offerings by selling shareholders in the nine months ended September 30, 2005.

Other Income (Expense). Other expense increased $31.1 million to $59.4 million for the nine months ended September 30, 2005 from $28.3 million for the nine months ended September 30, 2004. This $31.1 million increase includes $20.0 million of fees associated with the refinancing of our senior debt. Included in interest expense for the nine months ended September 30, 2005 are realized losses of $0.5 million and unrealized gains of $1.2 million related to interest rate swap agreements (see Note 1).

Net Income. We had a net income of $36.3 million for the nine months ended September 30, 2005 compared to net income of $16.0 million for the nine months ended September 30, 2004. This is related to the acquisition of TTI on January 31, 2005 and the continuing cyclical recovery in the commercial vehicle industry.

Changes in Financial Condition

At September 30, 2005, we had total assets of $1,236.0 million, as compared to $563.3 million at December 31, 2004. The $672.7 million, or 119.4%, increase in total assets during the nine months ended September 30, 2005 primarily resulted from the acquisition of TTI and an increase in working capital precipitated by stronger sales.

Working capital, defined as current assets less current liabilities, increased $59.7 million, or 56.4%, from December 31, 2004 to September 30, 2005.

Significant changes in working capital from December 31, 2004 included

•                  An increase in net customer receivables of $106.4 million due to stronger sales and the merger with TTI.

•                  An increase in inventory of $65.0 million due to material increases in 2005 and the merger with TTI.

•                  An increase in accounts payable of $62.9 million. The majority of this increase relates to higher production volumes in 2005 and the merger with TTI.

•                  An increase in accrued and other liabilities of $26.3 million primarily related to the acquisition of TTI.

Property plant and equipment increased $105.6 million, or 51.4%, from $205.4 million on December 31, 2004, to $310.9 million on September 30, 2005 primarily resulting from the merger with TTI.

Goodwill and other intangible assets increased $269.7 million and $141.4 million, respectively, due to the acquisition of TTI and the related intangible assets acquired. Deferred financing costs increased $5.9 million due to the related refinancing on January 31, 2005.

Long-term debt increased $225.9 million from $486.8 million on December 31, 2004 to $712.7 million on September 30, 2005 due to the merger with TTI and the related refinancing. We used the net proceeds from our initial public offering of $89.6 million to repay a portion of our long-term debt (See Cash Flow Provided by Operating Activities – Financing Activities).

Other non-current liabilities, including our deferred tax liability, post-retirement benefit plan liability, pension benefit plan liability, and other liabilities increased due to the merger with TTI.

Capital Resources and Liquidity

Our primary sources of liquidity during the nine months ended September 30, 2005 were cash reserves and the new $125 million revolving credit facility, dated January 31, 2005, as discussed below, of which $5 million is currently drawn. Primary uses of cash were working capital needs and capital expenditures. As a result of the completion of our initial public offering in April 2005, we raised $89.6 million in net proceeds. These proceeds along with $3.4 million of other available cash were used to repay a portion of the Term B Loan Facility in the period ended June 30, 2005. During the three months ended September 30, 2005, the Company reduced debt by $35 million through payments of the revolver of $20 million and the Term B Loan Facility of $15 million. Since acquiring TTI on January 31, 2005, the Company has reduced debt by $140.4 million.

Operating Activities

Net cash provided by operating activities during the first nine months of 2005 amounted to $49.6 million compared to $16.0 million for the comparable period in 2004, an increase of $33.6 million, or 210.0%. Included in the 2005 operating activities is a $1.0 million cash distribution from AOT, Inc., our joint venture with Goodyear Tire and Rubber Company. Partially offsetting the net cash provided in 2005 are approximately $16 million of cash fees expensed associated with the refinancing of our senior debt. In addition, there was a high utilization of working capital due to higher industry volumes.

Investing Activities

Net cash used in investing activities totaled $29.2 million for the nine months ended September 30, 2005 compared to a use of $16.6 million for the nine months ended September 30, 2004, an increase of $12.6 million, or 75.9%.

Our most significant cash outlays for investing activities are the purchases of property, plant and equipment. Our capital expenditures in 2004 were $15.9 million. We expect our capital expenditures to total approximately $40.0 million in 2005. It is anticipated these capital expenditures will fund (1) investments in productivity and low cost manufacturing improvements in 2005 of approximately $10 million, (2) equipment and facility maintenance of approximately $25 million and (3) capacity expansion of approximately $5 million. Cash generated from operations and existing cash reserves will fund these expenditures. Also included in investing activities are transaction costs of $8.3 million related to the acquisition of TTI.

Financing Activities

Net cash used in financing activities totaled $52.1 million for the nine months ended September 30, 2005 compared to net cash used in financing activities of $1.9 million for the comparable period in 2004, an increase of $50.2 million. The components of the $52.1 million use of cash are $131.7 million of cash used to reduce long-term debt and $9.9 million paid for deferred financing fees, partially offset by $89.6 million of cash provided by the initial public offering of our common stock. The Term C Loan Facility under the Second Amended and Restated Credit Facility was rolled into the Term B Loan Facility under the Fourth Amended and Restated Credit Agreement. During the three months ended September 30, 2005, we reduced debt by $35 million through payments of the revolver of $20 million and the Term B Loan Facility of $15 million.

Bank Borrowing. In connection with the TTI merger, we entered into a Fourth Amended and Restated Credit Agreement consisting of (1) a new term credit facility (the Term B Loan Facility) in an aggregate principal amount of $550.0 million that will mature on January 31, 2012 and (2) a revolving credit facility (the “New Revolver”) in an aggregate principal amount of $125.0 million (comprised of a new $95.0 million U.S. revolving credit facility and the continuation of a $30.0 million Canadian revolving credit facility) that will terminate on January 31, 2010. As of September 30, 2005, $429.6 million was outstanding under the Term B Loan Facility and $5.0 million was outstanding under the New Revolver. The Term B Loan Facility requires quarterly amortization payments of $1.4 million that commenced on March 31, 2005, with the balance paid on the maturity date for the Term B Loan Facility. On March 31, 2005, we prepaid $11.0 million to the Term B Loan Facility without penalty along with the regularly scheduled payment due of $1.4 million. On September 30, 2005, we prepaid $15.0 million to the Term B Loan Facility without penalty. Since acquiring TTI on January 31, 2005, we reduced debt by $140.4 million. The interest rates per annum applicable to loans under our new senior credit facilities are, at the option of us or Accuride Canada Inc., as applicable, a base rate or eurodollar rate plus, in each case, an applicable margin which is subject to adjustment based on our leverage ratio. The base rate is a fluctuating interest rate equal to the highest of (a) the base rate reported by Citibank, N.A. (or, with respect to the Canadian revolving credit facility, the reference rate of interest established or quoted by Citibank Canada for determining interest rates on U.S. dollar denominated commercial loans made by Citibank Canada in Canada), (b) a reserve adjusted three-week moving average of offering rates for three-month certificates of deposit plus one-half of one percent (0.5%) and (c) the federal funds effective rate plus one-half of one percent (0.5%). The obligations under our new senior credit facilities are guaranteed by all of our domestic subsidiaries. The loans under the new senior credit facilities are secured by, among other things, a lien on substantially all of our U.S. properties and assets and of our domestic subsidiaries and a pledge of 65% of the stock of our foreign subsidiaries. The loans under the Canadian revolving facility are also secured by substantially all of the properties and assets of Accuride Canada Inc.

Initial Public Offering. On April 26, 2005, we completed our initial public offering (“IPO”). Net proceeds from the IPO were $89.6 million. We used all of the net proceeds from the IPO as well as other available cash as part of our repayment in April 2005 of $93.0 million of the Term B Loan Facility. This prepayment was not subject to a prepayment penalty.

Restrictive Debt Covenants. Our new senior credit facilities contain numerous financial and operating covenants that limit the discretion of management with respect to certain business matters. These covenants place significant restrictions on, among other things, our ability to incur additional debt, to pay dividends, to create liens, to make certain payments and investments and to sell or otherwise dispose of assets and merge or consolidate with other entities. We are also required to meet certain financial ratios and tests, including a leverage ratio, an interest coverage ratio and a fixed charge coverage ratio. Failure to comply with the obligations contained in the credit documents could result in an event of default, and possibly the acceleration of the related debt and the acceleration of debt under other instruments evidencing indebtedness that may contain cross-acceleration or cross-default provisions. As of September 30, 2005 and November 1, 2005, we are in compliance with our financial covenants and ratios.

Senior Subordinated Notes. In connection with the TTI merger, we issued $275.0 million aggregate principal amount of 8 1/2% senior subordinated notes due 2015 in a private placement transaction. Interest on the senior subordinated notes is payable on February 1 and August 1 of each year, beginning on August 1, 2005. The notes mature on February 1, 2015 and may be redeemed, at our option, in whole or in part, at any time on or before February 1, 2010 at a price equal to 100% of the principal amount, plus an applicable make-whole premium, and accrued and unpaid interest and special interest if any, to the date of redemption, and on or after February 1, 2010 at certain specified redemption prices. In addition, on or before February 1, 2008, we may redeem up to 40% of the aggregate principal amount of the senior subordinated notes issued under the indenture with the proceeds of certain equity financings. The new senior subordinated notes are general unsecured obligations (1) subordinated in right of payment to all of our and the guarantors’ existing and future senior indebtedness, including any borrowings under our new senior credit facilities; (2) equal in right of payment with any of our and the guarantors’ existing and future senior subordinated indebtedness; (3) senior in right of payment to all of our and the guarantors’ existing and future subordinated indebtedness and (4) structurally subordinated to all obligations of our subsidiaries that do not guarantee the outstanding notes. On June 15, 2005, we completed an exchange offer of these senior subordinated notes for substantially identical notes registered under the Securities Act of 1933, as amended. As of September 30, 2005 the aggregate principal amount of Notes outstanding was $275.0 million.

Contractual Obligations and Commercial Commitments. The following table summarizes our contractual obligations and commercial commitments as of September 30, 2005 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods:

	Payments due by period
(dollars in millions)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Long-term debt	$712.7	$0.0	$0.0	$10.0	$702.7
Interest on long-term debt(a)	222.1	23.4	46.8	46.8	105.2
Interest on variable rate debt(b)	191.7	27.6	55.1	55.1	53.9
Operating leases	29.2	6.8	9.4	6.2	6.8
Purchase commitments(c)	17.0	8.1	5.4	2.7	0.8
Other long-term liabilities(d)	123.2	9.9	21.1	23.1	69.1
Total obligations	$1,296.0	$75.8	$137.8	$143.9	$938.5

(a)                                 Consists of interest payments for Accuride’s outstanding senior subordinated notes due 2015 at a fixed rate of 8½%.

(b)                                 Consists of interest payments for our average outstanding balance of our new senior credit facilities at a variable rate of LIBOR of 4.07% plus the applicable rate. The interest rate for the outstanding industrial revenue bond was 2.54%.

(c)                                  The unconditional purchase commitments are principally take-or-pay obligations related to the purchase of certain materials, including natural gas, consistent with customary industry practice.

(d)                                 Consists primarily of estimated future post-retirement benefit payments and estimated pension contributions.

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

Accounting Changes. Inventories are stated at the lower of cost or market. Prior to January 1, 2005, substantially all of our business units were on LIFO. Effective January 1, 2005, we changed our inventory costing method from the last-in, first-out (“LIFO”) method to the first-in, first-out (“FIFO”) method for our business units that were on LIFO. Prior to January 1, 2005, only one of TTI’s business units was on LIFO. We conformed this business unit to our accounting policies and all of TTI’s business units are now on FIFO. Management believes that the FIFO method is preferable to LIFO because (i) FIFO inventory values presented in our balance sheet will more closely approximate the current value of inventory (ii) costs of sales are still appropriately charged in the period of the related sales (iii) FIFO inventory values better represent the underlying commercial substance of selling the oldest product first, and  (iv) the change to FIFO method at the affected business units results in applying a uniform method of inventory valuation globally which will improve comparability of operating results among these units.

Although there was a minimal effect of the change in accounting method for the current quarter, the effect was to increase net income for the nine months ended September 30, 2005 by $4.0 million ($0.14 per diluted share). In accordance with generally accepted accounting principles, the change has been applied by restating the prior years’ consolidated financial statements. The effect of this restatement was to decrease inventories at December 31, 2004 by $1,900, increase deferred income tax asset by $691, increase the accumulated deficit as of December 31, 2004 by $1,209, and increase (decrease) net income for the three and nine months ended September 30, 2004 by $73 and ($579), respectively.

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

Except as described above under “Accounting Changes,” regarding the change in our inventory costing method from LIFO to FIFO, we have not made changes in any critical accounting policies during the first nine months of 2005. Any changes in critical accounting policies and estimates are discussed with the Audit Committee of the Board of Directors of the Company during the quarter in which a change is made.

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

Foreign Currency Risk
Certain forecasted transactions, assets, and liabilities are exposed to foreign currency risk. We monitor our foreign currency exposures to maximize the overall effectiveness of our foreign currency derivatives. The principal currency of exposure is the Canadian dollar. Foreign exchange forward contracts and option contracts, designated as hedging instruments under SFAS 133, are used to offset the impact of the variability in exchange rates on our operations, cash flows, assets and liabilities. At September 30, 2005, we had open foreign exchange forward contracts of $12.4 million and option contracts of $51.6 million. These foreign exchange forward contracts and option contracts will mature during the next three and five months, respectively. Management believes the use of foreign currency financial instruments reduces the risks that arise from doing business in international markets.

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

A 10% adverse change in currency exchange rates for the foreign currency forward contracts and collar options held at September 30, 2005, would have a negative impact of approximately $1.2 million and $1.7 million on the fair value of such instruments respectively. This quantification of exposure to the market risk associated with foreign exchange financial instruments does not take into account the offsetting impact of changes in the fair value of our foreign denominated assets, liabilities and firm commitments.

Raw Material/Commodity Price Risk

We rely upon the supply of certain raw materials and commodities in our production processes and have entered into long-term supply contracts for our steel and aluminum requirements. The exposures associated with these commitments are primarily managed through the terms of the sales, supply, and procurement contracts. From time to time, we use commodity price swaps and futures contracts to manage the variability in certain commodity prices. Commodity price swaps and futures contracts are used to offset the impact of the variability in certain commodity prices on our operations and cash flows. At September 30, 2005, we had no material commodity price swaps and futures contracts.

Interest Rate Risk
We use long-term debt as a primary source of capital in our business. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for our long-term fixed-rate debt and other types of long-term debt at September 30, 2005:

(Dollars in thousands)	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
Long-term Debt:
Fixed						$275,000	$275,000	$269,500
Avg. Rate						8.50%	8.50%
Variable						$437,725	$437,725	$443,994
Avg. Rate						6.15%	6.15%

We have used interest rate swaps to alter interest rate exposure between fixed and variable rates on a portion of our long-term debt. As of September 30, 2005, interest rate swaps of $250.0 million were outstanding. Under the terms of the interest rate swaps, we agreed with the counterparty to exchange, at specified intervals, the difference between 3.55% from March 2005 through March 2006, 4.24% from March 2006 through March 2007, and 4.43% from March 2007 through March 2008, and the variable rate interest amounts calculated by reference to the notional principal amount. The interest rate swaps commenced in February 2005 and mature in March 2008.

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

10.5	2005 Incentive Award Plan previously filed as an exhibit to Amendment No. 4 to Form S-1 as filed on April 21, 2005.

10.6	Accuride Corporation Employee Stock Purchase Plan Previously filed as an exhibit to Amendment No. 4 to Form S-1 as filed on April 21, 2005.

31.1†	Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 and Rule 13a-14 of the Exchange Act of 1934 - Terrence J. Keating.

31.2†	Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 and Rule 13a-14 of the Exchange Act of 1934 – John R. Murphy.

32.1†	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

†                                         Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCURIDE CORPORATION

/s/ Terrence J. Keating	Dated:	November 8, 2005
Terrence J. Keating
President and Chief Executive Officer

/s/ John R. Murphy	Dated:	November 8, 2005
John R. Murphy
Executive Vice President – Finance and Chief Financial Officer
Principal Accounting Officer