Form 10-K
period 2005-12-31
ACCURIDE CORP
filed 2006-03-07
CIK 817979

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

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

Securities registered pursuant to Section 12(b) of the Act:
“None”

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates based on the New York Stock Exchange closing price as of June 30, 2005 (the last business day of registrant’s most recently completed second fiscal quarter) was approximately $235,030,363.  This calculation does not reflect a determination that such persons are affiliates of registrant for any other purposes.

The number of shares of Common Stock, $.01 par value, of Accuride Corporation outstanding as of March 2, 2006 was 34,016,319.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2006 Annual Meeting of stockholders are incorporated by reference in Part III of this Form 10-K.

ACCURIDE CORPORATION

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2005

PART I
Item 1.	Business
Item 1A.	Risk Factors
Item 1B.	Unresolved Staff Comments
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosure About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information
PART III
Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accountant Fees and Services
PART IV
Item 15.	Exhibits and Financial Statement Schedules
Signatures
FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Stockholders’ Equity (Deficiency)
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

PART I

Item 1. Business

Corporate History

Accuride Corporation, a Delaware corporation, and Accuride Canada Inc., a corporation formed under the laws of the province of Ontario, Canada and a wholly owned subsidiary of Accuride, were incorporated in November 1986 for the purpose of acquiring substantially all of the assets and assuming certain of the liabilities of Firestone Steel Products, a division of The Firestone Tire & Rubber Company. The respective acquisitions by the companies were consummated in December 1986. In 1988, we were purchased by Phelps Dodge Corporation.

On November 17, 1997, we entered into a stock subscription agreement with Hubcap Acquisition L.L.C. pursuant to which Hubcap Acquisition, an affiliate of Kohlberg Kravis Roberts & Co. L.P, or KKR, acquired a controlling interest in our company. The acquisition consisted of an equity investment together with approximately $363.7 million of aggregate proceeds from certain financings, which were collectively used to redeem shares of our common stock owned by Phelps Dodge. The financing transactions included the issuance of public notes, which were registered under the Securities Act pursuant to a registration statement on Form S-4. Immediately after the closing of such transactions, Hubcap Acquisition owned 90% of our common stock and Phelps Dodge owned 10% of our common stock. Shortly thereafter, we sold additional shares of common stock and granted options to purchase common stock to certain senior management employees, representing, in the aggregate, approximately 10% of our fully diluted equity. Phelps Dodge subsequently sold its remaining interest to RSTW Partners III, L.P. in September 1998.

On January 31, 2005, we completed our acquisition of Transportation Technologies Industries, Inc., or TTI. TTI was founded as Johnstown America Industries, Inc. in 1991 in connection with the purchase of Bethlehem Steel Corporation’s freight car manufacturing operations. After an initial public offering in July 1993, TTI continued to grow and transform its business through a series of acquisitions in the truck components industry completed between 1995 and 1999, which, together with continuing improvement in market conditions in the truck component industry, represented substantially all of its sales growth during such period. Following the sale of TTI’s freight car operations in June 1999, it changed its name to Transportation Technologies Industries, Inc.  In March 2000, TTI was acquired in a going-private transaction by an investor group led by its management and Trimaran Capital Partners, or Trimaran.

The TTI Merger and Related Transactions

On January 31, 2005, pursuant to the terms of an agreement and plan of merger, a wholly owned subsidiary of Accuride was merged with and into TTI, resulting in TTI becoming a wholly owned subsidiary of Accuride, which we refer to as the TTI merger. Upon consummation of the TTI merger, the stockholders of Accuride prior to consummation of the TTI merger owned 66.88% of the common stock of the combined company and the former stockholders of TTI owned 33.12% of the common stock of the combined company.

In connection with the TTI merger:

•                  we sold $275 million in aggregate principal amount of our 8 1/2% senior subordinated notes due 2015, which we refer to as our new senior subordinated notes in a private placement transaction and subsequently exchanged such notes with substantially equivalent notes that were registered pursuant to a registration statement on Form S-4 filed with the SEC on May 2, 2005;

•                  we entered into senior secured credit facilities, consisting of a $550.0 million term loan credit facility and a revolving credit facility in an aggregate principal amount of $125.0 million, which is comprised of a new $95.0 million U.S. revolving credit facility and the continuation of a $30.0 million Canadian revolving credit facility ($5.0 million of the Canadian revolving credit facility was funded as of December 31, 2005);

•                  we discharged all of Accuride’s outstanding 9 1/4% senior subordinated notes due 2008, including accrued interest and a redemption premium;

•                  we discharged all of TTI’s outstanding 12 1/2% senior subordinated notes due 2010, including accrued interest and a redemption premium;

•                  we repaid substantially all existing senior secured indebtedness of Accuride and TTI, including accrued interest and redemption premiums; and

•                  we paid approximately $39.2 million of transaction fees and expenses.

Accuride has rationalized costs by eliminating redundant corporate overhead expenses, and consolidating purchasing, research and development, information technology and sales and distribution functions.

We completed the initial public offering of 11 million shares of our common stock on April 26, 2005, and our common stock now trades on the New York Stock Exchange under the symbol “ACW.”  We used the net proceeds of approximately $89.6 million from the IPO and other available cash of $3.4 million to repay a portion of our credit facility.  We refer to the TTI merger, the sale of our new senior subordinated notes, the borrowings under our new senior credit facilities, and the IPO collectively as the Transactions.

The Company

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

Our business consists of seven operating segments that design, manufacture and distribute components for trucks, trailers, and other vehicles. These operating segments are aggregated into a single reportable segment as they have similar economic characteristics, products and production processes, class of customer and distribution methods. We believe this segmentation is appropriate based upon management’s operating decisions and performance assessment.  Our financial results for the previous three fiscal years are discussed in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operation” and “Item 8: Financial Statements and Supplementary Data” of this Annual Report.

Product Overview

We believe we design, produce and market one of the broadest portfolios of commercial vehicle components in the industry. We classify our products under several categories, which include wheels, wheel-end components and assemblies, truck body and chassis parts, seating assemblies and other commercial vehicle components. The following describes our major product lines and brands.

Wheels (Approximately 48% of our 2005 pro forma net sales)

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

•                  Heavy- and medium-duty steel wheels. We offer the broadest product line of steel wheels for the heavy- and medium-duty truck and commercial trailer markets. The wheels range in diameter from 17.5” to 24.5” and are designed for load ratings ranging from 2,400 to 13,000 lbs. We also offer a number of coatings and finishes which we believe provide the customer with increased durability and exceptional appearance. We are the standard steel wheel supplier to most North American heavy- and medium-duty truck OEMs and to a number of North American trailer OEMs.

•                  Heavy- and medium-duty aluminum wheels. We offer a full product line of aluminum wheels for the heavy- and medium-duty truck and commercial trailer markets. The wheels range in diameter from 19.0” to 24.5” and are designed for load ratings ranging from 7,000 to 13,000 lbs. Aluminum wheels are generally lighter in weight, more readily stylized and approximately 3.5 times more expensive than steel wheels.

•                  Light truck steel wheels. We manufacture light truck single and dual steel wheels that range in diameter from 16” to 20” for customers such as Ford, General Motors and DaimlerChrysler Corporation. We are focused on larger diameter wheels designed for select truck platforms used for carrying heavier loads.

Wheel-End Components and Assemblies (Approximately 22% of our 2005 pro forma net sales)

We are the leading North American supplier of wheel-end components and assemblies to the heavy- and medium-duty truck markets and related aftermarket. We market our wheel-end components and assemblies under the Gunite brand. We produce four basic wheel-end assemblies: (1) disc wheel hub/brake drum, (2) spoke wheel/brake drum, (3) spoke wheel/brake rotor and (4) disc wheel hub/brake rotor. We also manufacture a full line of wheel-end components for the heavy- and medium-duty truck markets, such as brake drums, disc wheel hubs, spoke wheels, rotors and automatic slack adjusters. The majority of these components are critical to the safe operation of vehicles. A description of each of our major wheel-end components is summarized below:

•                  Brake Drums. We offer a variety of heavy- and medium-duty brake drums for truck, commercial trailer, bus and off-highway applications. A brake drum is a braking device utilized in a “drum brake” which is typically made of iron and has a machined surface on the inside. When the brake is applied, air or brake fluid is forced, under pressure, into a wheel cylinder which, in turn, pushes a brake shoe into contact with the machined surface on the inside of the drum and stops the vehicle. Our brake drums are custom-engineered to exact requirements for a broad range of applications, including logging, mining and more traditional over-the-road vehicles. To ensure product quality, we continually work with brake and lining manufacturers to optimize brake drum and brake system performance. In December 2005 we introduced the Gunite “GOLD” brake drum, which has the advantages of lighter weight and we believe longer life. Brake drums are our primary aftermarket product. The aftermarket opportunities in this product line are substantial as brake drums continually wear with use and eventually need to be replaced, although the timing of such replacement depends on the severity of use.

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

Truck Body and Chassis Parts (Approximately 12% of our 2005 pro forma net sales)

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

Seating Assemblies (Approximately 6% of our 2005 pro forma net sales)

Under the Bostrom brand name, we design, engineer and manufacture air suspension and static seating assemblies for heavy- and medium-duty trucks, the related aftermarket and school and transit buses. All major North American heavy-duty truck manufacturers offer our seats as standard equipment or as an option.

Seating assemblies are primarily differentiated on comfort, price and quality, with driver comfort being especially important given the substantial amount of time that truck drivers spend on the road. Our seating assemblies typically utilize a “scissor-type” suspension, which we believe offers superior cushioning for the driver.

Our new “C-Series” product line will complete development in the fourth quarter of 2006. This next-generation seat features many new benefits, including modular assembly, seat pan extension and a wider, more stable suspension. In 1999, we introduced a new “Wide Ride” seat concept in response to customer demand for a wider, more comfortable product, and in 2001 we introduced the “Liberty Series” focused on the aftermarket.

Our current line of seats is the “T-Series,” which offers a number of different styles based on back height, weight, number of armrests, color, ability to adjust height and tilt and suspension system. In addition to the T-Series, we have also developed a mechanical seat under the Viking name, designed for construction equipment and rugged applications, as well as a seat designed for short runs on quick deliveries under the Baja name.

Other Components (Approximately 12% of our 2005 pro forma net sales)

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

•                  Non-Powered Farm Equipment. We also design, manufacture and market a line of farm equipment and lawn and garden products for the “behind-the-tractor” market, including pulverizers, seeders, mulchers, deep tillers, grass feeders and cultivators under the Brillion brand name.

Customers

We market our components to more than 1,000 customers, including most of the major North American heavy- and medium-duty truck and commercial trailer OEMs, as well as to the major aftermarket suppliers, including OEM dealer networks, wholesale distributors and aftermarket buying groups. Our largest customers are Freightliner, PACCAR, International and Volvo/ Mack, which combined accounted for approximately 54% of our net sales in 2005. We have long-term relationships with our larger customers, many of whom have purchased components from us or our predecessors for more than 45 years. We garner repeat business through our reputation for quality and position as a standard supplier for a variety of truck lines. We believe that we will continue to be able to effectively compete for our customers’ business due to the high quality of our products, the breadth of our product portfolio and our continued innovation.

Sales and Marketing

We have an integrated, corporate-wide sales and marketing group. We have dedicated salespeople who reside near the headquarters of each of the four major truck OEMs and who spend substantially all of their professional time coordinating new sales opportunities and developing our relationship with the OEMs.  These sales professionals function as a single point of contact with the OEMs, providing “one-stop shopping” for all of our products. Each brand has sales and marketing personnel who, together with sales engineers, have in-depth product knowledge and provide support to the designated OEM salespeople.

We also have fleet sales coverage focused on our wheel-end and seating assembly markets who seek to develop relationships directly with fleets to create “pull-through” demand for our products. This effort is intended to help convince the truck OEMs to designate our products as standard equipment and to create sales by encouraging fleets to specify our products on the trucks that they purchase, even if our product is not standard equipment.

In addition, we have an aftermarket sales coverage for our various products, particularly wheels, wheel-ends and seating assemblies. These salespeople promote and sell our products to the aftermarket, including OEM dealers, warehouse distributors and aftermarket buying groups. This group has contributed to our growth in aftermarket sales.

International Sales

We consider sales to customers outside of the United States as international sales. International sales in 2005 were $172 million, or 14%, of our net sales in 2005.  For additional information, see footnote 14 to the “Notes to Consolidated Financial Statements” included herein.

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

All of our significant operations are QS-9000/TS 16949 certified, which means that they comply with certain quality assurance standards for truck components suppliers. We believe our manufacturing operations are highly regarded by our customers, and we have received numerous quality awards from our customers including PACCAR’s Preferred Supplier award and Freightliner’s Masters of Quality award.

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

The competitive landscape for each of our brands is unique. Our primary competitors in the wheel markets include Alcoa Inc., ArvinMeritor, Inc. and Hayes Lemmerz International, Inc. The competition in the wheel-ends and assemblies markets for heavy-duty trucks and commercial trailers is ArvinMeritor, Consolidated Metco Inc. and Webb Wheel Products Inc. The truck body and chassis parts markets are fragmented and characterized by many small private companies. The seating assemblies market has a very limited number of competitors, with National Seating Company as our main competitor. Our major competitors in the industrial components market include 10 to 12 foundries operating in the Midwest and Southern regions of the United States.

Raw Materials and Suppliers

We typically purchase steel for our wheel products from a number of different suppliers by negotiating high-volume contracts with terms ranging from one to three years. While we believe that our supply contracts can be renewed on acceptable terms, we cannot assure you that such agreements can be renewed on such terms or at all. However, we do not believe that we are overly dependent on long-term supply contracts for our steel requirements as we have alternative sources available if need requires. Furthermore, it should be understood that the domestic steel industry does not have the capacity to support the economy at large and the market thus depends on a certain level of imports.  Depending on market dynamics and raw material availability, the market is occasionally in tight supply, which may result in occasional industry allocations and surcharges.

We obtain aluminum for our wheel products through third-party suppliers. We believe that aluminum is readily available from a variety of sources. Aluminum prices have been volatile from time-to-time and have increased significantly in the fourth quarter of 2005 and first quarter of 2006. However, we attempt to minimize such impact through supplier agreements.

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

Employees and Labor Unions

As of December 31, 2005, we had approximately 4,745 employees, of which 982 were salaried employees with the remainder paid hourly. Unions represent approximately 2,400 employees, or 51% of the total. We have collective bargaining agreements with several unions, including (1) the United Auto Workers, (2) the International Brotherhood of Teamsters, (3) the Paper, Allied-Industrial, Chemical & Energy Workers International Union, (4) the International Association of Machinists and Aerospace Workers, (5) the National Automobile, Aerospace, Transportation, and General Workers Union of Canada (“CAW”) and (6) El Sindicato Industrial de Trabajadores de Nuevo Leon. In June 2004, employees at our Cuyahoga Falls, Ohio facility elected to be represented by the United Auto Workers. The initial contract continues to be under negotiation, and we understand that there was a vote to authorize a strike at this facility.  It is not possible to predict whether a strike or some other outcome will occur.  If there is a strike, we do not expect there to be a material adverse effect on operations.

Each of our unionized facilities has a separate contract with the union that represents the workers employed at such facility. The union contracts expire at various times over the next few years. With the exception of our union contract with our hourly employees at our Monterrey, Mexico facility, which expires on an annual basis in January unless otherwise renewed, the only other contract expiring in 2006 is at our London, Ontario, Canada facility where the hourly employees are represented by the CAW. The contract expires on March 12, 2006 and negotiations began in February of this year. We do not anticipate that the outcome of negotiations will have an adverse effect on our operating costs.

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

Cyclical and Seasonal Industry

The vehicle components industry is highly cyclical and, in large part, depends on the overall strength of the demand for heavy- and medium-duty trucks. These industries have historically experienced significant fluctuations in demand based on factors such as general economic conditions, gas prices, interest rates, government regulations, and consumer confidence. From mid-2000 through 2003, the industry was in a severe downturn; however, since early-2004 and continuing though 2005, major OEM customers have experienced an upturn in incoming net orders, resulting in stronger industry conditions and bringing a close to the downturn cycle.

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

As of December 31, 2005, we had an environmental reserve of approximately $2.7 million, related primarily to TTI’s foundry operations. This reserve is based on current cost estimates and does not reduce estimated expenditures to net present value, but does take into account the benefit of a contractual indemnity given to us by a prior owner of our wheel-end subsidiary. We cannot assure you, however, that the indemnitor will fulfill its obligations, and the failure to do so could result in future costs that may be material. Any cash expenditures required by us or our subsidiaries to comply with applicable environmental laws and/or to pay for any remediation efforts will not be reduced or otherwise affected by the existence of the environmental reserve. We currently anticipate spending approximately $0.2 million per year in 2006 through 2010 for monitoring the various environmental sites associated with the environmental reserve, including attorney and consultant costs for strategic planning and negotiations with regulators and other potentially responsible parties, and payment of remedial investigation costs. Based on all of the information presently available to us, we believe that our environmental reserves will be adequate to cover the future costs related to the sites associated with the environmental reserves, and that any additional costs will not have a material adverse effect on our financial condition, results of operations or cash flows. However, the discovery of additional sites, the modification of existing or the promulgation of new laws or regulations, more vigorous enforcement by regulators, the imposition of joint and several liability under CERCLA or analogous state laws, or other unanticipated events could also result in such a material adverse effect.

The final Iron and Steel Foundry National Emission Standard for Hazardous Air Pollutants, or NESHAP, was developed pursuant to Section 112(d) of the Clean Air Act and requires all major sources of hazardous air pollutants to install controls representative of maximum achievable control technology. We are evaluating the applicability of the Iron and Steel Foundry NESHAP to our foundry operations. If applicable, compliance with the Iron and Steel Foundry NESHAP may result in future significant capital costs, which we currently expect to be approximately $5 million in total during the period 2006 through 2007.

Website Access to Reports

We make our periodic and current reports available, free of charge, on our website as soon as practicable after such material is electronically filed with the Securities and Exchange Commission. Our website address is www.accuridecorp.com and the reports are filed under “SEC Filings” in the Investor Information section of our website.

Item 1A.  Risk Factors

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

Sales, including aftermarket sales, to Freightliner, International Truck, PACCAR, and Volvo/Mack constituted approximately 17%, 15%, 12% and 10%, respectively, of our 2005 net sales.  No other customer accounted for more than 8% of our net sales for this period. The loss of any significant portion of sales to any of our major customers could have a material adverse effect on our business, results of operations or financial condition.

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

Our business is subject to the risk of price increases and fluctuations and periodic delays in the delivery of raw materials and purchased components that are beyond our control. Our operations require substantial amounts of raw steel, aluminum, steel scrap, pig iron, electricity, coke, natural gas, sheet and formed steel, bearings, purchased components, fasteners, foam, fabrics, silicon sand, binders, sand additives, coated sand and tube steel. Fluctuations in the delivery of these materials may be driven by the supply/demand relationship for material, factors particular to that material or governmental regulation for raw materials such as electricity and natural gas. In addition, if any of our suppliers seeks bankruptcy relief or otherwise cannot continue its business as anticipated or we cannot renew our supply contracts on favorable terms, the availability or price of raw materials could be adversely affected. Fluctuations in prices and/or availability of the raw materials or purchased components used by us, which at times may be more pronounced during periods of higher truck builds, may affect our profitability and, as a result, have a material adverse effect on our business, results of operations or financial condition.

We use substantial amounts of raw steel and aluminum to produce wheels and rims. Although raw steel is generally available from a number of sources, we have obtained favorable sourcing by negotiating and entering into high-volume contracts with third parties with terms ranging from one to three years. We obtain raw steel and aluminum from various third-party suppliers. We cannot assure you that we will be successful in renewing our supply contracts on favorable terms or at all. A substantial interruption in the supply of raw steel or aluminum or inability to obtain a supply of raw steel or aluminum on commercially desirable terms could have an adverse effect on our business, results of operations or financial condition. We are not always able, and may not be able in the future, to pass on increases in the price of raw steel or aluminum to our customers. In particular, when raw material prices increase rapidly or to significantly higher than normal levels, we may not be able to pass price increases through to our customers on a timely basis, if at all, which could adversely affect our operating margins and cash flow. Any fluctuations in the price or availability of raw steel or aluminum may have a material adverse effect on our business, results of operations or financial condition.  Aluminum prices have been volatile from time-to-time and have increased significantly in the fourth quarter of 2005 and the first quarter of 2006.

Steel scrap and pig iron are also major raw materials used in our business to produce our wheel-end and industrial components. Steel scrap is derived from, among other sources, junked automobiles, industrial scrap, railroad cars, agricultural and heavy machinery and demolition steel scrap from obsolete structures, containers and machines. Pig iron is a low-grade cast iron that is a product of smelting iron ore with coke and limestone in a blast furnace. The availability and price of steel scrap and pig iron are subject to market forces largely beyond our control, including North American and international demand for steel scrap and pig iron, freight costs, speculation and foreign exchange rates. Steel scrap and pig iron availability and price may also be subject to governmental regulation. We are not always able, and may not be able in the future, to pass on increases in the price of steel scrap and pig iron to our customers. In particular, when raw material prices increase rapidly or to significantly higher than normal levels, we may not be able to pass price increases through to our customers on a timely basis, if at all, which could adversely affect our operating margins and cash flow. Any fluctuations in the price or availability of steel scrap or pig iron may have a material adverse effect on our business, results of operations or financial condition. See “Item 1—Business—Raw Materials and Suppliers.”

Our business is affected by the cyclical nature of the industries and markets that we serve.

The heavy- and medium-duty truck and truck components industries, the heavy-duty truck OEM market and, to a lesser extent, the medium-duty truck OEM market and the heavy- and medium-wheel and light-wheel industries are highly cyclical. These industries and markets fluctuate in response to factors that are beyond our control, such as general economic conditions, interest rates, federal and state regulations (including engine emissions regulations, tariffs, import regulations and other taxes), consumer spending, fuel costs and our customers’ inventory levels and production rates. These industries and markets are particularly sensitive to the industrial sector of the economy, which generates a significant portion of the freight tonnage hauled by trucks. Economic downturns in the industries or markets that we serve generally result in reduced sales of our products, which could lower our profits and cash flows. In addition, our operations are typically seasonal as a result of regular customer maintenance and model changeover shutdowns, which typically occur in the third and fourth quarter of each calendar year. This seasonality may result in decreased net sales and profitability during the third and fourth fiscal quarters of each calendar year. Weakness in overall economic conditions or in the markets that we serve, or significant reductions by our customers in their inventory levels or future production rates, could result in decreased demand for our products and could have a material adverse effect on our business, results of operations or financial condition.  Additionally, higher energy costs may negatively impact customer demand for our products.

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

The markets in which we operate are highly competitive. We compete with a number of other manufacturers and distributors that produce and sell similar products. Our products primarily compete on the basis of price, manufacturing and distribution capability, product design, product quality, product delivery and product service. Some of our competitors are companies, or divisions, units or subsidiaries of companies that are larger and have greater financial and other resources than we do. Our products may not be able to compete successfully with the products of our competitors. In addition, our competitors may foresee the course of market development more accurately than we do, develop products that are superior to our products, have the ability to produce similar products at a lower cost than we can or adapt more quickly than we do to new technologies or evolving regulatory, industry or customer requirements. As a result, our products may not be able to compete successfully with their products. In addition, OEMs may expand their internal production of wheels, shift sourcing to other suppliers or take other actions that could reduce the market for our products and have a negative impact on our business. We may encounter increased competition in the future from existing competitors or new competitors. We expect these competitive pressures in our markets to remain strong. See “Item 1—Business—Competition.”

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

In the normal course of doing business, we are exposed to risks associated with changes in foreign exchange rates, particularly with respect to the Canadian dollar. We use forward foreign exchange contracts, and other derivative instruments designated as hedging instruments under SFAS No. 133, to offset the impact of the variability in exchange rates on our operations, cash flows, assets and liabilities. At December 31, 2005, we had no open foreign exchange forward contracts. Factors that could further impact the risks associated with changes in foreign exchange rates include the accuracy of our sales estimates, volatility of currency markets and the cost and availability of derivative instruments. For example, during 2005, we experienced a 3.2% adverse change in the Canadian dollar. This resulted in a $7.1 million adverse impact on our 2005 earnings before taxes. This quantification of exposure to the market risk does not take into account the $0.1 million offsetting impact of derivative instruments. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Foreign Currency Risk.”

We may not be able to continue to meet our customers’ demands for our products and services.

We must continue to meet our customers’ demand for our products and services. However, we may not be successful in doing so. If our customers’ demand for our products and/or services exceeds our ability to meet that demand, we may be unable to continue to provide our customers with the products and/or services they require to meet their business needs. Factors that could result in our inability to meet customer demands include an unforeseen spike in demand for our products and/or services, a failure by one or more of our suppliers to supply us with the raw materials and other resources that we need to operate our business effectively or poor management of our company or one or more divisions or units of our company, among other factors. Our ability to provide our customers with products and services in a reliable and timely manner, in the quantity and quality desired and with a high level of customer service, may be severely diminished as a result. If this happens, we may lose some or all of our customers to one or more of our competitors, which would have a material adverse effect on our business, results of operations or financial condition.

In addition, it is important that we continue to meet our customers’ demands in the truck components industry for product innovation, improvement and enhancement, including the continued development of new-generation products, design improvements and innovations that improve the quality and efficiency of our products. Developing product innovations for the truck components industry has been and will continue to be a significant part of our strategy. However, such development will require us to continue to invest in research and development and sales and marketing. In the future, we may not have sufficient resources to make such necessary investments, or we may be unable to make the technological advances necessary to carry out product innovations sufficient to meet our customers’ demands. We are also subject to the risks generally associated with product development, including lack of market acceptance, delays in product development and failure of products to operate properly. We may, as a result of these factors, be unable to meaningfully focus on product innovation as a strategy and may therefore be unable to meet our customers’ demand for product innovation.

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

Work stoppages or other labor issues at our facilities or at our customers’ facilities could adversely affect our operations.

As of December 31, 2005, unions represented approximately 51% of our workforce.  As a result, we are subject to the risk of work stoppages and other labor relations matters. Any prolonged work stoppage or strike at any one of our principal unionized facilities could have a material adverse effect on our business, results of operations or financial condition. In addition, certain of our facilities have separate agreements covering the workers at each such facility and, as a result, we have collective bargaining agreements with several different unions. These collective bargaining agreements expire at various times over the next few years, with the exception of our union contract with our hourly employees at our Monterrey, Mexico facility, which is renewed on an annual basis.  Any failure by us to reach a new agreement upon expiration of such union contracts may have a material adverse effect on our business, results of operations or financial condition. In June 2004, certain employees at our Cuyahoga Falls, Ohio facility elected to be represented by United Auto Workers. The initial contract continues to be under negotiation, and we understand that there was a vote to authorize a strike at this facility.  It is not possible to predict whether a strike or some other outcome will occur.  If there is a strike, we do not expect there to be a material adverse effect on operations.

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

As of December 31, 2005, we had an environmental reserve of approximately $2.7 million, related primarily to TTI’s foundry operations. This reserve is based on current cost estimates and does not reduce estimated expenditures to net present value, but does take into account the benefit of a contractual indemnity given to us by a prior owner of our wheel-end subsidiary. We cannot assure you, however, that the indemnitor will fulfill its obligations, and the failure to do so could result in future costs that may be material. Any cash expenditures required by us or our subsidiaries to comply with applicable environmental laws and /or to pay for any remediation efforts will not be reduced or otherwise affected by the existence of the environmental reserve. Our environmental reserve may not be adequate to cover our future costs related to the sites associated with the environmental reserve, and any additional costs may have a material adverse effect on our business, results of operations or financial condition. The discovery of additional sites, the modification of existing or the promulgation of new laws or regulations, more vigorous enforcement by regulators, the imposition of joint and several liability under CERCLA or analogous state laws, or other unanticipated events could also result in such a material adverse effect.

The final Iron and Steel Foundry National Emission Standard for Hazardous Air Pollutants, or NESHAP, was developed pursuant to Section 112(d) of the Clean Air Act and requires all major sources of hazardous air pollutants to install controls representative of maximum achievable control technology. We are evaluating the applicability of the Iron and Steel Foundry NESHAP to our foundry operations. If applicable, compliance with the Iron and Steel Foundry NESHAP may result in future significant capital costs, which we currently expect to be approximately $5 million in total during the period 2006 through 2007. See “Item 1—Business—Environmental Matters.”

We might fail to adequately protect our intellectual property, or third parties might assert that our technologies infringe on their intellectual property.

The protection of our intellectual property is important to our business. We rely on a combination of trademarks, copyrights, patents and trade secrets to provide protection in this regard, but this protection might be inadequate. For example, our pending or future trademark, copyright and patent applications might not be approved or, if allowed, they might not be of sufficient strength or scope. Conversely, third parties might assert that our technologies or other intellectual property infringe on their proprietary rights. Although we have not had litigation with respect to such matters in the past, litigation, which could result in substantial costs and diversion of our efforts, might be necessary, and whether or not we are ultimately successful, the litigation could adversely affect our business, results of operations or financial condition. See “Item 1—Business—Intellectual Property.”

Litigation against us could be costly and time consuming to defend.

We are regularly subject to legal proceedings and claims that arise in the ordinary course of business, such as workers’ compensation claims, OSHA investigations, employment disputes, unfair labor practice charges, customer and supplier disputes and product liability claims arising out of the conduct of our business. Litigation may result in substantial costs and may divert management’s attention and resources, which could adversely affect our business, results of operations or financial condition.

If we fail to retain our executive officers, our business could be harmed.

Our success largely depends on the efforts and abilities of our executive officers, who have collectively been employees of either Accuride or TTI for over 50 years. Their skills, experience and industry contacts significantly benefit us. The loss of any one of them, in particular Mr. Keating, who joined Accuride in December 1996, could have a material adverse effect on our business, results of operations or financial condition.  All of our employees are at will. Our future success will also depend in part upon our continuing ability to attract and retain highly qualified personnel.

Although we do not presently anticipate terminating any senior management employees, certain senior management employees have entered into potentially costly severance arrangements with us.

Severance agreements with certain senior management employees provide that in the event of any such employee’s termination “without cause” or for “good reason” (as defined therein) we will pay such employee one year’s base salary. As of December 31, 2005, in the event we terminated Messrs. Keating, Murphy, Armstrong and Taylor or Ms. Hamme, we would have to make cash payments of $580,020, $465,000, $295,020, $260,040 and $265,020, respectively. See “Item 10—Directors and Executive Officers of the Registrant.”

In addition, we have entered into change in control agreements with certain senior management employees, including, Messrs. Keating, Murphy, Armstrong, Taylor and Nida and Ms. Hamme that provide for significant severance payments in the event such employee’s employment with us is terminated within 18 months of a change in control or partial change in control (each as defined in the agreement) either by the employee for good reason or by us for any reason other than cause, disability, normal retirement or death. A change in control under these agreements includes any transaction or series of related transactions as a result of which at least a majority of our voting power is not held, directly or indirectly, by the persons or entities who held our securities with voting power before such transactions and KKR has liquidated at least 50% of its equity investment valued at such time for cash consideration.  These agreements would make it costly for us to terminate certain of our senior management employees and such costs may also discourage potential acquisition proposals, which may negatively affect our stock price.

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

At December 31, 2005, total indebtedness was $697.7 million.  Our substantial level of indebtedness could have important negative consequences to you and us, including:

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

You should also be aware that certain of our borrowings are and will continue to be at variable rates of interest, which exposes us to the risk of increasing interest rates. As of December 31, 2005, the carrying value of our total debt was $697.7 million, of which $422.7 million, or approximately 61%, was subject to variable interest rates. However, as of December 31, 2005, interest rate swaps of $250.0 million were outstanding. Under the terms of the interest rate swaps, we agreed with the counterparty to exchange, at specified intervals, the difference between 3.55% from March 2005 through March 2006, 4.24% from March 2006 through March 2007, and 4.43% from March 2007 through March 2008, and the variable rate interest amounts calculated by reference to the notional principal amount. The interest rate swaps commenced in February 2005 and mature in March 2008. If interest rates increase, our debt service obligations on our variable rate indebtedness would increase even though the amount borrowed remains the same.  See “Item 6—Selected Consolidated Financial Data.”

Despite our substantial leverage, our subsidiaries and we will be able to incur more indebtedness. This could further exacerbate the risks described above, including our ability to service our indebtedness

Our subsidiaries and we may be able to incur substantial additional indebtedness in the future. Although our new senior credit facilities and the indenture governing our new senior subordinated notes contain restrictions on the incurrence of additional indebtedness, such restrictions are subject to a number of qualifications and exceptions, and under certain circumstances indebtedness incurred in compliance with such restrictions could be substantial. For example, we may incur additional debt to, among other things, finance future acquisitions, expand through internal growth, fund our working capital needs, comply with regulatory requirements, respond to competition or for general financial reasons alone. As of December 31, 2005, the revolving credit facility under our new senior credit facility provides for additional borrowings of up to $95 million under our U.S. facility and $25 million under our Canadian revolving credit facility. To the extent new debt is added to our and our subsidiaries’ current debt levels, the risks described above would increase.

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

We are subject to a number of restrictive covenants, which, if breached, may restrict our business and financing activities.

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

any of which would result in an event of default under our new senior subordinated notes. If we were unable to repay or otherwise refinance these borrowings when due, our lenders could sell the collateral securing our new senior credit facilities, which constitutes substantially all of our and our subsidiaries’ assets. Although holders of the senior subordinated notes could accelerate the notes upon the acceleration of the obligations under our credit facilities, we cannot assure you that sufficient assets will remain after we have paid all the borrowings under our new senior credit facilities and any other senior debt to repay the senior subordinated notes.

Item 1B.  Unresolved Staff Comments

None

Item 2. Properties

The table below sets forth certain information regarding the material owned and leased properties of Accuride and TTI. We believe these properties are suitable and adequate for our business.

Facility Overview

Location	Business function	Brands Manufactured	Owned/ Leased	Size (sq. feet)
Evansville, IN	Corporate Headquarters	Corporate	Leased	37,229
London, Ontario, Canada	Heavy— and Medium-duty Steel Wheels, Light Truck Steel Wheels	Accuride	Owned	536,259
Henderson, KY	Heavy— and Medium-duty Steel Wheels, R&D	Accuride	Owned	364,365
Monterrey, Mexico	Heavy— and Medium-duty Steel Wheels, Light Truck Wheels	Accuride	Owned	262,000
Erie, PA	Forging and Machining-Aluminum Wheels	Accuride	Leased	421,229
Cuyahoga Falls, OH	Machining and Polishing-Aluminum Wheels	Accuride	Leased	131,700
Taylor, MI	Warehouse	Accuride	Leased	75,000
Rockford, IL	Wheel-end Foundry, Warehouse, Administrative Office	Gunite	Owned	619,000
Elkhart, IN	Machining and Assembling-Hub, Drums and Rotors	Gunite	Owned	258,000
Elkhart, IN	Machining and Assembling-Automatic Slack Adjusters	Gunite	Leased	37,000
Bristol, IN	Warehouse	Gunite	Leased	108,000
Brillion, WI	Molding, Finishing, Farm Equipment, Administrative Office	Brillion	Owned	593,200
Portland, TN	Metal Fabricating, Stamping, Assembly, Administrative Office	Imperial	Leased	200,000
Portland, TN	Plating and Polishing	Imperial	Owned	86,000
Decatur, TX	Metal Fabricating, Stamping, Assembly, Machining and Polishing Shop	Imperial	Owned	122,000
Gainesville, TX	Assembly Line and Sequencing	Imperial	Leased	21,000
Dublin, VA	Tube Bending, Assembly and Line Sequencing	Imperial	Owned/Leased	116,000
Chehalis, WA	Metal Fabricating, Stamping, Assembly	Imperial	Owned	90,000
Piedmont, AL	Manufacturing, Administrative Office	Bostrom	Owned(a)	200,000
Livermore, CA	Manufacturing, Warehouse, Administrative Office	Fabco	Leased	56,800

(a)           This property is a leased facility for which we have an option to buy at any time for a nominal price.

Item 3. Legal Proceedings

We are involved in a variety of legal proceedings, including workers’ compensation claims, OSHA investigations, employment disputes, unfair labor practice charges, customer and supplier disputes and product liability claims arising out of the conduct of our businesses. In our opinion, the ultimate outcome of these legal proceedings will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 4. Submissions of Matters to a Vote of Security Holders

None.

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock began trading publicly on the New York Stock Exchange on April 26, 2005 and is traded under the symbol “ACW.” Prior to that date, there was no public market for our common stock. As of March 2, 2006, we had 119 stockholders of record. The following table sets forth the high and low sale prices of the common stock during 2005.

	High	Low
Fiscal Year Ended December 31, 2005
Second Quarter (beginning April 26, 2005)	$11.00	$8.50
Third Quarter	$15.90	$10.38
Fourth Quarter	$13.95	$11.20

DIVIDEND POLICY

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings and we do not anticipate paying any cash dividends on our common stock. In addition, our new senior credit facilities and the indenture governing our senior subordinated notes restrict our ability to pay dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity.” Any future determination to pay dividends will be at the discretion of our board of directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects and other factors that our board of directors considers relevant. Furthermore, as a holding company, we depend on the cash flow of our subsidiaries.

STOCK OPTION AND PURCHASE PLAN

Effective January 21, 1998, we adopted the 1998 Stock Purchase and Option Plan for key employees of Accuride Corporation and subsidiaries (the “1998 Plan”). The 1998 Plan permitted the issuance of Common Stock and the grant of non-qualified stock options to purchase shares of Common Stock.  No further options will be granted under the 1998 Plan.  In connection with the initial public offering of 11,000,000 shares of our common stock in 2005, we adopted the Accuride 2005 Incentive Award Plan, which we refer to as the Incentive Plan, and the Accuride Employee Stock Purchase Plan, or ESPP.  The Incentive Plan will terminate on the earlier of ten years after it was approved by our stockholders or when the board of directors terminates the Incentive Plan.  Up to 1,633,988 shares of our common stock are reserved for issuance upon the grant or exercise of Awards under the Incentive Award Plan.  Under the Accuride ESPP, we have reserved 653,595 shares as available to issue to all of our eligible employees as determined by the Board of Directors. The ESPP has quarterly offering periods, however payroll deductions for participants are accumulated during the quarterly offering periods.   During 2005, shares were purchased at a price per share that was equal to 85% of the fair market value per share on the first day of the offering period or, if lower, 85% of the fair market value per share on the purchase date.  Effective January 1, 2006, the ESPP was revised so that shares will be purchased at a price per share equal to 95% of the fair market value per share on the purchase dates.

The following table gives information about equity awards under our 1998 Plan, the 2005 Incentive Plan and ESPP as of December 31, 2005:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,098,920	$6.36	1,324,689
Equity compensation plans not approved by security holders	—	$—	—

RECENT SALES OF UNREGISTERED SECURITIES

None.

Item 6.  Selected Consolidated Financial Data

The following financial data is an integral part of, and should be read in conjunction with the “Consolidated Financial Statements” and notes thereto. Information concerning significant trends in the financial condition and results of operations is contained in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Selected Historical Operations Data (In thousands, except per share data)

	2001	2002	2003	2004	2005
	Restated (k)
Operating Data:
Net sales	$332,071	$345,549	$364,258	$494,008	$1,229,311
Gross profit(a)	35,190	57,794	62,457	102,657	216,733
Operating expenses	31,000	24,014	23,918	25,550	67,198
Income from operations	4,190	33,780	38,539	77,107	149,535
Operating income margin(b)	1.3%	9.8%	10.6%	15.6%	12.2%
Interest income (expense), net(c)	(40,199)	(42,017)	(49,877)	(36,845)	(71,117)
Equity in earnings of affiliates(d)	250	182	485	646	455
Other income (expense), net(e)	(9,837)	1,430	825	108	565
Income tax (expense) benefit	13,297	(5,227)	1,076	(19,526)	(28,209)
Net income (loss)	(32,299)	(11,852)	(8,952)	21,490	51,229

Other Data:
Net cash provided by (used in):
Operating activities	1,359	15,307	8,964	58,329	88,987
Investing activities	(18,405)	(19,766)	(20,672)	(27,272)	(47,606)
Financing activities	26,238	(1,983)	13,134	(1,906)	(64,809)
EBITDA(f)	28,019	63,605	69,653	106,299	196,107
Unusual items (increasing) decreasing EBITDA(g)	14,353	3,421	2,061	(427)	2,045
Depreciation and amortization(h)	33,416	28,213	29,804	28,438	45,552
Capital expenditures	17,705	19,316	20,261	26,421	39,958

Balance Sheet Data (end of period):
Cash and cash equivalents	$47,708	$41,266	$42,692	$71,843	$48,415
Working capital(i)	7,818	20,643	34,403	32,944	106,256
Total assets	498,348	505,197	511,395	563,297	1,220,354
Total debt	476,550	474,155	490,475	488,680	697,725
Stockholders’ equity (deficiency)	(62,139)	(53,945)	(66,765)	(45,781)	175,743

Earnings (Loss) Per Share Data:(j)
Basic	$(2.20)	$(0.81)	$(0.61)	$1.47	$1.74
Diluted	(2.20)	(0.81)	(0.61)	1.41	1.70
Weighted average common shares outstanding:
Basic	14,654	14,654	14,655	14,657	29,500
Diluted	14,654	14,654	14,655	15,224	30,075

(a)                                  Gross profit for 2001 reflects $2.7 million of charges related to the closure of the Columbia, Tennessee, facility, $1.6 million of restructuring charges related to our other facilities, and a $2.7 million charge for impaired assets at the Monterrey, Mexico facility. Gross profit for 2002 reflects $0.9 million of costs related to a reduction in employee workforce, $0.4 million of costs related to non-cash pension curtailment expenses associated with the resolved labor dispute in the Henderson, Kentucky facility, plus $1.1 million of costs related to the consolidation of light wheel production. Gross profit for 2003 reflects $2.2 million for costs associated with the fire damage and resulting business interruption sustained at our facility in Cuyahoga Falls, Ohio in August 2003, $0.4 million for strike contingency costs associated with the renewal of our labor contract at our facility in Erie, Pennsylvania, and $0.3 million for pension related costs at our facility in London, Ontario. Gross profit for 2004 reflects $0.5 million for costs associated with the fire damage and resulting business interruption sustained at our facility in Cuyahoga Falls, Ohio in August 2003, $1.2 million for costs associated with roof damage and resulting business interruption sustained at our facility in Cuyahoga Falls, Ohio, offset by $2.0 million of insurance proceeds received in the fourth quarter of 2004 related to the business interruption portion of our 2003 fire claim.  Gross profit for 2005 reflects $0.7 million of pension curtailment costs associated with our facility in Rockford, Illinois.

(b)           Represents operating income as a percentage of sales.

(c)                                  Includes $11.3 million and $20.0 million of refinancing costs and $0.0 million and $4.5 million of losses on debt extinguishment during the years ended December 31, 2003 and December 31, 2005, respectively.

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

	Year Ended December 31,
	2001	2002	2003	2004	2005
	Restated (k)
Net income (loss)	$(32,299)	$(11,852)	$(8,952)	$21,490	$51,229
Income tax expense (benefit)	(13,297)	5,227	(1,076)	19,526	28,209
Interest expense	40,199	42,017	49,877	36,845	71,117
Depreciation and amortization	33,416	28,213	29,804	28,438	45,552
EBITDA	$28,019	$63,605	$69,653	$106,299	$196,107

(g)                                 Net income (loss) was affected by the unusual items presented in the following table:

(in thousands)	2001	2002	2003	2004	2005
Restructuring and integration costs(1)	$4,292	$2,334	—	—	—
Business interruption costs(2)	—	—	$2,157	$(319)	$(871)
Strike avoidance costs(3)	—	—	444	—	—
Other unusual items(4)	224	2,517	285	—	1,728
Items related to Accuride’s credit agreement(5)	9,837	(1,430)	(825)	(108)	(565)
Inventory adjustment(6)	—	—	—	—	1,753
Unusual items (increasing) decreasing EBITDA	$14,353	$3,421	$2,061	$(427)	$2,045

1.                                       Restructuring and integration costs for 2001 include $2.7 million of charges related to the closure of the Columbia, Tennessee facility and $1.6 million of restructuring charges related to our other facilities. Restructuring and integration costs for 2002 included $1.2 million of costs related to a reduction in the employee workforce and $1.1 million of costs related to the consolidation of light wheel production.

2.                                       Business interruption costs for 2003 included $2.2 million of costs associated with the fire damage and resulting business interruption sustained at our facility in Cuyahoga Falls, Ohio in August 2003. Business interruption costs for 2004 included $1.2 million for costs associated with roof damage and resulting business interruption sustained at Accuride’s facility in Cuyahoga Falls, Ohio and $0.5 million of additional costs associated with the fire damage and resulting business interruption sustained at Accuride’s facility in Cuyahoga Falls, Ohio in August 2003. These costs were offset by insurance proceeds in the amount of $2.0 million related to our business interruption claim for the 2003 fire.

3.                                       In 2003, we incurred $0.4 million for strike contingency costs associated with the renewal of our labor contract at our facility in Erie, Pennsylvania.

4.                                       Other unusual items in 2001 included $0.2 million of charges related to the amended and restated credit agreement entered into on July 27, 2001. Other unusual items in 2002 included $0.4 million of costs related to non-cash pension curtailment expenses associated with a labor dispute at our Henderson, Kentucky facility, $1.2 million one-time settlement fee paid to our prior owner, Phelps Dodge Corporation, in connection with a contractual agreement, $0.5 million of aborted business development costs and $0.4 million of non-recurring professional fees related to a corporate restructuring at our Mexican subsidiary. Other unusual items in 2003 included $0.3 million for pension-related costs at our facility in London, Ontario.  Other unusual items in 2005 included $0.8 million for fees associated with our secondary stock offering, $0.3 million inventory write-down for a business exit and $0.7 million for a pension curtailment charge.

5.                                     Items related to our credit agreement refers to amounts utilized in the calculation of financial covenants in Accuride’s senior debt facility. Items related to our credit agreement in 2001 consisted of foreign currency losses of $6.2 million and other expense of $3.6 million. Items related to our credit agreement in 2002 consisted of foreign currency losses of $1.6 million and other income of $3.1 million. Items related to our credit agreement in 2003 consisted of foreign currency gains of $0.9 million and other expense of $0.1 million. Items related to our credit agreement in 2004 and 2005 included currency gains and other income of $0.1 million and $0.6 million, respectively.

6.                                    Cost of sales in 2005 included $1.8 million to reflect the sale of inventory that has been adjusted to fair market value as part of the TTI acquisition.

(h)                                 Effective January 1, 2002, Accuride adopted Statements of Financial Accounting Standard, or SFAS, No. 142, Accounting for Goodwill and Other Intangible Assets.  No goodwill amortization was recorded during the fiscal years ended December 31, 2002, 2003, 2004 and 2005.

(i)                                     Working capital represents current assets less cash and current liabilities, excluding debt.

(j)                                     Basic and diluted earnings per share data are calculated by dividing net income (loss) by the weighted average basic and diluted shares outstanding.

(k)                                  Prior to January 1, 2005, substantially all of our business units used the last-in, first-out, or LIFO, inventory costing method.  Effective January 1, 2005, coinciding with the acquisition of TTI, we changed our inventory costing method from the last-in, first-out, or LIFO, method to the first-in, first-out, or FIFO, method for our business units that were on LIFO.  In accordance with generally accepted accounting principles, or GAAP, all prior period financial information has been restated.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, describes matters we consider important to understanding the results of our operations for each of the three years in the period ended December 31, 2005, and our capital resources and liquidity as of December 31, 2005 and 2004.

The following discussion should be read in conjunction with the “Selected Consolidated Financial Data” and our Consolidated Financial Statements and the notes thereto, all included elsewhere in this report. The information set forth in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements that involve risks and uncertainties. Many factors could cause actual results to differ materially from those contained in the forward-looking statements including, but not limited to, those discussed in Item 7A. “Quantitative and Qualitative Disclosure about Market Risk,” Item 1A. “Risk Factors,” and elsewhere in this report.

General Overview

We are one of the largest and most diversified manufacturers and suppliers of commercial vehicle components in North America. Our products include commercial vehicle wheels, wheel-end components and assemblies, truck body and chassis parts, seating assemblies and other commercial vehicle components after the acquisition of TTI on January 31, 2005 (see discussion of TTI merger following). We market our products under some of the most recognized brand names in the industry, including Accuride, Gunite, Imperial, Bostrom, Fabco and Brillion. We believe that we have number one or number two market positions in steel wheels, forged aluminum wheels, brake drums, disc wheel hubs, spoke wheels, metal grills, metal bumpers, crown assemblies, chrome plating and polishing, seating assemblies and fuel tanks in commercial vehicles. We serve the leading original equipment manufacturers, or OEMs, and their related aftermarket channels in most major segments of the commercial vehicle market, including heavy- and medium-duty trucks, commercial trailers, light trucks, buses, as well as specialty and military vehicles.

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

Business Outlook

Following a three-year industry downturn, the heavy- and medium-duty truck and commercial trailer markets began to show signs of a cyclical recovery at the end of 2003. Freight growth, improved fleet profitability, equipment age, equipment utilization, and economic strength continue to drive order rates for new vehicles not seen in several years. The heavy- and medium-duty truck and commercial trailer markets and the related aftermarket are the primary drivers of our sales. These markets are, in turn, directly influenced by conditions in the North American truck industry generally and by overall economic growth and consumer spending. Current industry forecasts by analysts, including America’s Commercial Transportation Publications, or ACT, predict that the North American truck industry will continue to gain momentum through 2006. We believe that the general economic recovery and pent-up demand should continue to drive the pace of recovery in the truck and commercial trailer industry. We cannot assure you, however, that the economic recovery will continue. Delayed or failed economic recovery could have a material adverse effect on our business, results of operations or financial condition.

Our operating challenges are to meet these higher levels of production while improving our internal productivity, and at the same time, mitigate the margin pressure from rising material prices. Furthermore, we may be required to increase our level of outsourced production for some of our products due to production constraints, and such outsourcing may result in lower margins.

Additionally, new U.S. federal truck emissions regulations will take effect in 2007 and are expected to result in cleaner operating, yet more costly, trucks.  As a result, we anticipate that our customers may alter their traditional buying trends, which could result in higher than normal demand in late 2006 followed by a period of reduced demand in 2007.

TTI Merger

On January 31, 2005, pursuant to the terms of an agreement and plan of merger, a wholly owned subsidiary of Accuride was merged with and into TTI, resulting in TTI becoming a wholly owned subsidiary of Accuride, which we refer to as the TTI merger. Upon consummation of the TTI merger, the stockholders of Accuride prior to consummation of the TTI merger owned 66.88% of the common stock of the combined company and the former stockholders of TTI owned 33.12% of the common stock of the combined company.

In connection with the TTI merger:

•                  we sold $275 million in aggregate principal amount of our 8 1/2% senior subordinated notes due 2015, which we refer to as our new senior subordinated notes in a private placement transaction and subsequently exchanged such notes with substantially equivalent notes that were registered pursuant to a registration statement on Form S-4 filed with the SEC on May 2, 2005;

•                  we entered into senior secured credit facilities, consisting of a $550.0 million term loan credit facility and a revolving credit facility in an aggregate principal amount of $125.0 million, which is comprised of a new $95.0 million U.S. revolving credit facility and the continuation of a $30.0 million Canadian revolving credit facility ($5.0 million of the Canadian revolving credit facility was funded as of December 31, 2005);

•                  we discharged all of Accuride’s outstanding 9 1/4% senior subordinated notes due 2008, including accrued interest and a redemption premium;

•                  we discharged all of TTI’s outstanding 12 1/2% senior subordinated notes due 2010, including accrued interest and a redemption premium;

•                  we repaid substantially all existing senior secured indebtedness of Accuride and TTI, including accrued interest and redemption premiums; and

•                  we paid approximately $39.2 million of transaction fees and expenses.

Accuride has rationalized costs by eliminating redundant corporate overhead expenses, and consolidating purchasing, research and development, information technology and sales and distribution functions.

We completed the initial public offering of 11 million shares of our common stock on April 26, 2005, and our common stock now trades on the New York Stock Exchange under the symbol “ACW.”  We used the net proceeds of approximately $89.6 million from the IPO and other available cash of $3.4 million to repay a portion of our credit facility.

Results of Operations

Comparison of Fiscal Years 2005 and 2004

The following table sets forth certain income statement information of Accuride for the fiscal years ended December 31, 2005 and December 31, 2004:

(In thousands except per share data)	Fiscal 2005		Fiscal 2004
			Restated (1)

Net sales	$1,229,311	100.0%	$494,008	100.0%
Gross profit	216,733	17.6%	102,657	20.8%
Operating expenses	67,198	5.5%	25,550	5.2%
Income from operations	149,535	12.2%	77,107	15.6%
Equity in earnings of affiliates	455	0.0%	646	0.1%
Other income (expense)	(70,552)	(5.7)%	(36,737)	(7.4)%
Net income	$51,229	4.2%	$21,490	4.4%

Other Data:
Average weighted shares outstanding – basic	29,500		14,657
Basic income per share	$1.74		$1.47
Average weighted shares outstanding – diluted	30,075		15,224
Diluted income per share	$1.70		$1.41

(1)                                  Prior to January 1, 2005, substantially all of our business units used the last-in, first-out, or LIFO, inventory costing method.  Effective January 1, 2005, coinciding with the acquisition of TTI, we changed our inventory costing method from the last-in, first-out, or LIFO, method to the first-in, first-out, or FIFO, method for our business units that were on LIFO.  In accordance with generally accepted accounting principles, or GAAP, all prior period financial information has been restated.

Net Sales.  Net sales increased by $735.3 million, or 148.8%, in 2005 to $1,229.3 million, compared to $494.0 million for 2004. Approximately $609.3 million of the increase in net sales was the result of the acquisition of TTI on January 31, 2005.  Approximately $53.2 million of the increase was due to continuing cyclical recovery in the commercial vehicle industry. In addition to the increase in the sales volume, net sales increased approximately $63.4 million due to raw material surcharges and price increases that were necessitated by the rising costs of raw materials.

Gross Profit.  Gross profit increased by $114.0 million, or 111.0%, to $216.7 million for 2005 from $102.7 million for 2004. This increase was primarily attributable to the increase in sales volume due to the TTI acquisition and improved operating leverage. This increase was partially offset by unfavorable economics of approximately $67.2 million including steel surcharges and rising aluminum costs and the net impact of the strengthening Canadian Dollar in the amount of $7.1 million. These unfavorable economics were partially offset by the price increases discussed above.

Operating Expenses.  Operating expenses increased by $41.6 million, or 162.5%, to $67.2 million for 2005 from $25.6 million for 2004. This increase was primarily due to the acquisition of TTI.  Included in 2005 was $4.9 million of amortization of intangible assets and $0.8 million of expenses related to the secondary stock offerings by selling shareholders.

Other Income (Expense).  Net interest expense increased to $71.1 million for 2005 compared to $36.8 million for 2004 primarily as a result of the debt assumed in the acquisition of TTI.  Included in 2005 are $20.0 million of expenses related to the refinancing of notes and term debt.  Other income for 2005 was $0.6 million compared to other income of $0.1 million in 2004.  The change in other income is the result of fluctuations in foreign currency exchange rates.

Net Income.  We had net income of $51.2 million for the year ended December 31, 2005 compared to net income of $21.5 million for the year ended December 31, 2004.  Tax expense increased $8.7 million to $28.2 million for 2005 from $19.5 million in 2004. The increase in tax expense was primarily the result of our increased pre-tax income due to the acquisition of TTI.  The higher effective tax rate in 2004 was mainly due to incremental foreign taxes related to differences in U.S. GAAP and GAAP in foreign jurisdictions.

Comparison of Fiscal Years 2004 and 2003

The following table sets forth certain income statement information of Accuride for the fiscal years ended December 31, 2004 and December 31, 2003:

(In thousands except per share data)	Fiscal 2004		Fiscal 2003
	Restated (1)		Restated (1)

Net sales	$494,008	100.0%	$364,258	100.0%
Gross profit	102,657	20.8%	62,457	17.1%
Operating expenses	25,550	5.2%	23,918	6.6%
Income from operations	77,107	15.6%	38,539	10.6%
Equity in earnings of affiliates	646	0.1%	485	0.1%
Other income (expense)	(36,737)	(7.4)%	(49,052)	(13.5)%
Net income (loss)	$21,490	4.4%	$(8,952)	(2.5)%

Other Data:
Average weighted shares outstanding – basic	14,657		14,655
Basic income (loss) per share	$1.47		$(0.61)
Average weighted shares outstanding – diluted	15,224		14,655
Diluted income (loss) per share	$1.41		$(0.61)

(1)                                  Prior to January 1, 2005, substantially all of our business units used the last-in, first-out, or LIFO, inventory costing method.  Effective January 1, 2005, coinciding with the acquisition of TTI, we changed our inventory costing method from the last-in, first-out, or LIFO, method to the first-in, first-out, or FIFO, method for our business units that were on LIFO.  In accordance with generally accepted accounting principles, or GAAP, all prior period financial information has been restated.

Net Sales.  Net sales increased by $129.7 million, or 35.6%, in 2004 to $494.0 million, compared to $364.3 million for 2003. Approximately $112 million of the increase in net sales was the result of the continuing cyclical recovery in the commercial vehicle industry increasing the sales volume of both steel and aluminum wheels. In addition to the increase in the sales volume, net sales increased approximately $12 million due to raw material surcharges and price increases that were necessitated by the rising costs of raw materials. Subsequently, some portion of the raw material surcharges was converted into price increases.

Gross Profit.  Gross profit increased by $40.2 million, or 64.3%, to $102.7 million for 2004 from $62.5 million for 2003. This increase was primarily attributable to the increase in sales volume and improved operating leverage. This increase was partially offset by unfavorable economics of approximately $18 million including steel surcharges and rising aluminum costs and the net impact of the strengthening Canadian Dollar in the amount of $6 million. These unfavorable economics were partially offset by the $12 million of price increases discussed above.

Operating Expenses.  Operating expenses increased by $1.7 million, or 7.11%, to $25.6 million for 2004 from $23.9 million for 2003. This increase was primarily the result of higher costs for performance based incentive compensation in 2004. As a percent of sales, operating expenses for 2004 have decreased to 5.2% compared to 6.6% for 2003.

Equity in Earnings of Affiliates.  Equity in earnings of affiliates increased to $0.6 million for 2004 compared to $0.5 million for 2003 primarily as a result of an increase in sales volume driven by the on-going recovery in the commercial vehicle industry.

Other Income (Expense).  Net interest expense decreased to $36.8 million for 2004 compared to $49.9 million for 2003 primarily as a result of the $11.3 million of refinancing costs we incurred during 2003 associated with refinancing. Other income for 2004 was $0.1 million compared to other income of $0.8 million in 2003. The $0.7 million decrease in other income was the result of fluctuations in foreign currency exchange rates.

Net Income (Loss).  We had net income of $21.5 million for the year ended December 31, 2004 compared to net loss of $9.0 million for the year ended December 31, 2003. Included in the 2003 loss was $11.3 million of refinancing costs. Tax expense increased $20.6 million to $19.5 million for 2004 from a benefit of $1.1 million in 2003. The increase in tax expense was primarily the result of our increased pre-tax income.

Pro Forma Results of Operations

Comparison of Fiscal Years 2005 and 2004

The following pro forma information presents results as if our acquisition of TTI had occurred at the beginning of the year ended December 31, 2004:

(In thousands except per share data)	Fiscal 2005		Fiscal 2004

Net sales	$1,283,641	100.0%	$1,082,348	100.0%
Gross profit	223,899	17.4%	179,339	16.6%
Operating expenses	71,654	5.6%	79,346	7.3%
Income from operations	152,245	11.9%	99,993	9.2%
Equity in earnings of affiliates	455	0.0%	646	0.1%
Other income (expense)	(71,117)	(5.5)%	(63,572)	(5.9)%
Net income	$52,667	4.1%	$14,018	1.3%

Other Data:
Average weighted shares outstanding – basic	30,163		22,621
Basic income per share	$1.75		$0.62
Average weighted shares outstanding – diluted	30,739		22,946
Diluted income per share	$1.71		$0.61

Net Sales.  Net sales increased by $201.3 million, or 18.6%, in 2005 to $1,283.6 million, compared to $1,082.3 million for 2004.  This increase was a result of the continuing cyclical recovery in the commercial vehicle industry with Class 5-8 and trailer builds up 14.8% over the prior year and the remainder is largely attributable to price recovery of rising material costs.

Gross Profit.  Gross profit increased by $44.6 million, or 24.9%, to $223.9 million for 2005 from $179.3 million for 2004. This increase was primarily attributable to the increase in sales volume.

Operating Expenses.  Operating expenses decreased by $7.6 million, or 9.6%, to $71.7 million for 2005 from $79.3 million for 2004.  Included in 2004 was $2.2 million of expense related to disposition of property, $3.5 million of severance expense for the former CEO of TTI, and $2.9 million of aborted IPO expenses. As a percent of sales, operating expenses have decreased from 7.3% to 5.6%.

Other Income (Expense).  Net interest expense increased to $71.7 million for 2005 compared to $63.1 million for 2004 primarily as a result of the $20.0 million of expenses related to the refinancing that coincided with the TTI acquisition in January 2005.  Other income for 2005 was $0.6 million compared to other income of $0.1 million in 2004.  The change in other income is the result of fluctuations in foreign currency exchange rates.

Net Income.  We had net income of $52.7 million for the year ended December 31, 2005 compared to net income of $14.0 million for the year ended December 31, 2004.  Tax expense increased $5.9 million to $28.9 million for 2005 from $23.0 million in 2004 due to the increase in income before taxes.

Changes in Financial Condition

Total assets increased from $563.3 million at December 31, 2004 to $1,220.4 million at December 31, 2005 for a $657.1 million increase in total assets during the year ended December 31, 2005.

Net working capital, defined as current assets less cash and current liabilities, excluding debt, increased $72.4 million from $33.9 million in December 31, 2004 to $106.3 million in December 31, 2005.

Significant changes in net working capital from December 31, 2004 were as follows:

•                  An increase in net receivables of $82.8 million, a majority of which relates to stronger sales volumes and material surcharges in 2005 as well as the acquisition of TTI.

•                  An increase in inventories of $73.5 million, which was primarily in response to the increase in sales volume as well as the acquisition of TTI. In addition, higher raw material costs during 2005 increased the carrying value of our inventory.

•                  An increase in prepaid expenses and other current assets of $1.5 million, which relates primarily to the acquisition of TTI.

•                  An increase in accounts payable of $60.0 million, a majority of which relates to stronger production volumes and raw material costs in 2005 and the acquisition of TTI.

Capital Resources and Liquidity

Our primary sources of liquidity during 2005 were cash provided by operating activities and cash reserves. We received $89.6 million of net proceeds from our IPO in April.  In addition, we have a $125 million revolving credit facility, as defined and discussed below, of which $120 million is currently available. Primary uses of cash were working capital needs, capital expenditures and debt service.

Cash Flow Provided by Operating Activities

Net cash provided by operating activities in 2005 amounted to $91.9 million compared to net cash provided by operating activities of $58.3 million for the comparable period in 2004, an increase of $33.6 million. Net income of $51.2 million for 2005 compared to net income of $21.5 million for the comparable period of 2004 contributed to this increased cash flow. Included in the 2005 use of cash from operations are $13.7 million of cash fees associated with the refinancing of our notes and term debt in January.

Investing Activities

Net cash used in investing activities totaled $47.6 million for the year ended December 31, 2005 compared to a use of $27.3 million for the year ended December 31, 2004, an increase of $20.3 million.

Our most significant cash outlays for investing activities are the purchases of property, plant and equipment. Our capital expenditures in 2005 were $40.0 million compared to capital expenditures of $26.4 million in 2004.  Cash generated from operations and existing cash reserves funded these expenditures.  Capital expenditures for 2006 are expected to be approximately $40.0 million, which we expect to fund through our cash from operations.  Other costs used in investing activities in 2005 include $8.3 million in acquisition costs for TTI.  During 2005, we received a $0.7 million cash distribution from Trimont Container Investment, LLC, an investment acquired in the TTI merger.

Financing Activities

Net cash used by financing activities totaled $67.7 million for 2005 compared to net cash used by financing activities of $1.9 million for the comparable period in 2004.  During 2005, we had net debt payments of $146.7 million, paid $2.9 million of premiums related to debt extinguished, paid $10.0 million of fees related to the refinancing in January, received $89.6 million of net proceeds from our IPO in April, and received $2.3 million in activity related to employee stock options and purchase plans.

Bank Borrowing

Effective January 31, 2005, we entered into a fourth amended and restated credit agreement in conjunction with the acquisition of TTI to refinance substantially all of our existing bank facilities, as well as the senior bank debt and subordinated debt of TTI. Under the refinancing, we repaid in full the aggregate amounts outstanding under the Revolving Credit Facility, the New Term B Facility and the Term C Facility with proceeds from (i) a new term credit facility in an aggregate principal amount of $550 million that requires annual amortization payments of 1% per year, with the balance payable on January 31, 2012 and (ii) a new revolving facility in an aggregate amount of $125 million (comprised of a $95 million U.S. revolving credit facility and a $30 million Canadian revolving credit facility) which matures on January 31, 2010. The loans under the term credit facility and the U.S. revolving credit facility are secured by, among other things, a lien on substantially all of our U.S. properties, assets and domestic subsidiaries and a pledge of 65% of the stock of our foreign subsidiaries. The loans under the Canadian revolving facility are also secured by substantially all the properties and assets of Accuride Canada, Inc.

In connection with the refinancing described above, the following indebtedness was repaid, redeemed, repurchased or otherwise satisfied and discharged in full:

•                  Indebtedness of Transportation Technologies Industries, Inc., or TTI, under its first and second lien credit agreements, each dated as of March 16, 2004;

•                  The 12.5% senior subordinated notes due 2010 issued by TTI pursuant to an indenture, dated as of May 21, 2004; and

•                  Our 9.25% senior subordinated notes due 2008 issued pursuant to an indenture, dated as of January 21, 1998, as described below.

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

Effective January 31, 2005 we issued $275 million aggregate principal amount of 8 1/2% senior subordinated notes due 2015 in a private placement transaction. Interest on the senior subordinated notes is payable on February 1 and August 1 of each year, beginning on August 1, 2005. The notes mature on February 1, 2015 and may be redeemed, at our option, in whole or in part, at any time on or before February 1, 2010 in cash at the redemption prices set forth in the indenture, plus interest. In addition, on or before February 1, 2008, we may redeem up to 40% of the aggregate principal amount of notes issued under the indenture with the proceeds of certain equity offerings. The notes will be general unsecured obligations of the Company ranking senior in right of payment to all existing and future subordinated indebtedness of the Company. The notes are subordinated to all existing and future senior indebtedness of the Company including indebtedness incurred under the companies new credit agreement.

In May 2005, we successfully completed an exchange offer as required per the terms of the registration rights agreement we entered into with the initial purchasers in connection with the issuance of our senior subordinated notes. Pursuant to an effective exchange offer registration statement filed with the SEC, holders of our outstanding unregistered 8 1/2% senior subordinated notes due 2015 exchanged such notes for otherwise identical 8 1/2% senior subordinated notes due 2015 which have been registered under the Securities Act of 1933, as amended.

Off-Balance Sheet Arrangements.  Our off-balance sheet arrangements include the operating leases and unconditional purchase obligations which are principally take-or-pay obligations related to the purchase of certain materials, including natural gas, consistent with customary industry practice as well as letters of credit.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations as of December 31, 2005 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods:

	Payments due by period
(dollars in millions)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt	$697.7	$0.0	$0.0	$5.0	$692.7
Interest on long-term debt(a)	212.4	23.4	46.8	46.8	95.4
Interest on variable rate debt(b)	185.3	28.6	57.1	57.1	42.5
Capital leases	0.5	0.3	0.2	0.0	0.0
Operating leases	20.8	5.7	8.5	4.7	1.9
Purchase commitments(c)	23.6	18.3	5.3	0.0	0.0
Other long-term liabilities(d)	144.0	11.1	24.2	27.5	81.2
Total obligations	$1,284.3	$87.4	$142.1	$141.1	$913.7

(a)                                  Consists of interest payments for Accuride’s outstanding 8 1/2% senior subordinated notes due 2015 at a fixed rate of 8 1/2%.

(b)                                 Consists of interest payments for our average outstanding balance of our new senior credit facilities at a variable rate of LIBOR of 4.54% plus the applicable rate. The interest rate for the outstanding industrial revenue bond was the 2005 average rate of 2.54%.

(c)                                  The unconditional purchase commitments are principally take-or-pay obligations related to the purchase of certain materials, including natural gas, consistent with customary industry practice.

(d)                                 Consists primarily of post-retirement estimated future benefit payments and estimated pension contributions. Amounts for 2016 and thereafter are unknown at this time.

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

Impairment of Long-lived Assets—We evaluate long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review of recoverability, we estimate future cash flows expected to result from the use of the asset and our eventual disposition. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management’s subjective judgments. The time periods for estimating future cash flows is often lengthy, which increases the sensitivity to assumptions made. Depending on the assumptions and estimates used, the estimated future cash flows projected in the evaluation of long-lived assets can vary within a wide range of outcomes. We consider the likelihood of possible outcomes in determining the best estimate of future cash flows.

Accounting for Goodwill—Since the adoption of Statement of Financial Accounting Standards, or SFAS, No. 142 on January 1, 2002, we no longer amortize goodwill but instead test annually for impairment as required by SFAS No. 142. If the carrying value of goodwill exceeds our fair value, an impairment loss must be recognized. A present value technique is often the best available technique with which to estimate the fair value of a group of assets. The use of a present value technique requires the use of estimates of future cash flows. These cash flow estimates incorporate assumptions that marketplace participants would use in their estimates of fair value as well as our own assumptions. These cash flow estimates are based on reasonable and supportable assumptions and consider all available evidence. However, there is inherent uncertainty in estimates of future cash flows and termination values. As such, several different terminal values were used in our calculations and the likelihood of possible outcomes was considered.

Self-Insurance—Management judgement is required to estimate our medical insurance and workers compensation liabilities since we are self-insured.  We evaluate the trends of claims to determine the appropriate liability and adjust the amount of such liability, if necessary.  Although we are self-insured, we do use insurance policies to cover claims over a pre-determined limit.

Pensions and Other Post-Employment Benefits—We account for our defined benefit pension plans and other post-employment benefit plans in accordance with SFAS No. 87, Employers’ Accounting for Pensions, and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, which require that amounts recognized in financial statements be determined on an actuarial basis. As permitted by SFAS No. 87, we use a smoothed value of plan assets (which is further described below). SFAS No. 87 requires that the effects of the performance of the pension plan’s assets and changes in pension liability discount rates on our computation of pension income (cost) be amortized over future periods.

The most significant element in determining our pension income (cost) in accordance with SFAS No. 87 is the expected return on plan assets. In 2005, we assumed that the expected long-term rate of return on plan assets would be 8.78%. The assumed long-term rate of return on assets is applied to a calculated value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over five years. This produces the expected return on plan assets that is included in pension income (cost). The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past asset gains (losses) affects the calculated value of plan assets and, ultimately, future pension income (cost).

Over the long term, our pension plan assets have earned approximately 8.0%. The expected return on plan assets is reviewed annually, and if conditions should warrant, would be revised. If we were to lower this rate, future pension cost would increase.

At the end of each year, we determine the discount rate to be used to calculate the present value of plan liabilities. The discount rate is an estimate of the current interest rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate, we look to rates of return on high-quality, fixed-income investments that receive one of the two highest ratings given by a recognized ratings agency. At December 31, 2005, we determined this rate to be 5.83%. Changes in discount rates over the past three years have not materially affected pension income (cost), and the net effect of changes in the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, have been deferred, in accordance with SFAS No. 87.

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

For the year ended December 31, 2005, we recognized consolidated pretax pension cost of $2.9 million, similar to the $2.9 million in 2004.  We currently expect that the consolidated pension cost for 2006 will be approximately $4.3 million. We currently expect to contribute $7.4 million to our pension plans during 2006, however, we may elect to adjust the level of contributions based on a number of factors, including performance of pension investments, changes in interest rates, and changes in workforce compensation.

For the year ended December 31, 2005, we recognized a consolidated pre-tax post-retirement welfare benefit cost of $5.4 million, up from $2.3 million in 2004. We currently expect that the consolidated post-retirement welfare benefit cost for 2006 will be approximately $6.3 million. We expect to pay $3.7 million during 2006 in post-retirement welfare benefits.

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

We operate in multiple jurisdictions and are routinely under audit by Federal, state and international tax authorities.  Exposures exist related to various filing positions that may require an extended period of time to resolve and may result in income tax adjustments by the taxing authorities.  Reserves for these potential exposures that have been established represent management’s best estimate of the probable adjustments.  On a quarterly basis, management evaluates the reserve amounts in light of any additional information and adjusts the reserve balances as necessary to reflect the best estimate of the probable outcomes.  We believe that we have established the appropriate reserve for these estimated exposures.   However, actual results may differ from these estimates.  The resolution of these matters in a particular future period could have an impact on the our consolidated statement of operations and provision for income taxes..

Recent Developments

New Accounting Pronouncements—New accounting standards which could impact us include SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and SFAS No. 123 (revised 2004), Share-Based Payment, FSP No. 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, and Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations.

SFAS No. 151—In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Accuride has adopted SFAS No. 151 as of January 1, 2006.  We expect there will be no impact on our 2006 consolidated financial statements.

SFAS No. 153—In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Accuride has adopted SFAS No. 153 as of January 1, 2006.  We expect there will be no impact on our 2006 consolidated financial statements.

SFAS No. 123 (revised 2004)—In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment.  SFAS 123(R) is a revision of FASB Statement 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and our related implementation guidance.  The statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost is to be recognized over the period during which an employee is required to provide service in exchange for the award.  We will record non-cash stock compensation expense of unvested stock options outstanding beginning in the first quarter of fiscal year 2006. The impact of the adoption of SFAS No.

123(R) will depend on share-based payments in the future; we currently expect a reduction to diluted earnings per share of approximately $0.01.

FSP No. 123(R)-3—In November 2005, the FASB issued FSP No. 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.  This provides an elective alternative method that establishes a computational component to arrive at the beginning balance of the accumulated paid-in capital pool related to employee compensation and a simplified method to determine the subsequent impact on the accumulated paid-in capital pool of employee awards that are fully vested and outstanding upon the adoption of SFAS No. 123(R).  We are currently evaluating this transition method.

Interpretation No. 47—In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations.  The Interpretation clarifies that the phrase “conditional asset retirement obligations” as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity.  The Interpretation states that conditional obligations meet the definition of an asset retirement obligation in SFAS No. 143 and therefore should be recognized if their value can be reasonably estimated.  Interpretation No. 47 is effective no later than the end of fiscal years ending after December 15, 2005.  The adoption of Interpretation No. 47 did not have a material effect on our financial statements.

Effects of Inflation.

The effects of inflation were not considered material during fiscal years 2005, 2004 or 2003.

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

Foreign Currency Risk

Certain forecasted transactions, assets, and liabilities are exposed to foreign currency risk. We monitor our foreign currency exposures to maximize the overall effectiveness of our foreign currency derivatives. The principal currency of exposure is the Canadian dollar. From time to time we use foreign currency financial instruments, designated as hedging instruments under SFAS No. 133, to offset the impact of the variability in exchange rates on our operations, cash flows, assets and liabilities. We had no outstanding Canadian dollar forward contracts at December 31, 2005.  We did have outstanding Canadian dollar collar options at December 31, 2005 valued at $0.3 million.  Those options expired in February 2006.

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

Raw Material/Commodity Price Risk

We rely upon the supply of certain raw materials and commodities in our production processes and we have entered into firm purchase commitments for steel, aluminum, and natural gas. The exposures associated with these commitments are primarily managed through the terms of the sales, supply, and procurement contracts. Additionally, from time to time, we use commodity price swaps and futures contracts to manage the variability in certain commodity prices on our operations and cash flows. At December 31, 2005, we had no open commodity price swaps or futures contracts.

Interest Rate Risk

We use long-term debt as a primary source of capital. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for our long-term fixed-rate debt and other types of long-term debt at December 31, 2005. The weighted average interest rates are based on 12 month LIBOR in effect as of December 31, 2005:

(Dollars in thousands)	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
Long-term Debt:
Fixed	—	—	—	—	—	$275,000	$275,000	$270,875
Average Rate	—	—	—	—	—	8.50%	8.50%
Variable	—	—	—	—	—	$417,725	$417,725	$429,756
Average Rate	—	—	—	—	—	6.53%	6.53%

We have used interest rate swaps to alter interest rate exposure between fixed and variable rates on a portion of our long-term debt.  As of December 31, 2005, interest rate swaps of $250.0 million were outstanding.  Under the terms of the interest rate swaps, we agreed with the counterparty to exchange, at specified intervals, the difference between 3.55% from March 2005 through March 2006, 4.24% from March 2006 through March 2007, and 4.43% from March 2007 through March 2008, and the variable rate interest amounts calculated by reference to the notional principal amount.  The interest rate swaps commenced in February 2005 and mature in March 2008.

Item 8.  Financial Statements and Supplementary Data

Attached, beginning at page F-1.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Evaluation of disclosure controls and procedures

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

In designing and evaluating the disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily was required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in internal controls over financial reporting

We have reviewed our internal controls over financial reporting, and there were no changes during the quarter ended December 31, 2005 that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None

PART III

Item 10.  Directors and Executive Officers of the Registrant

The information required by this item concerning our directors is incorporated by reference to the information set forth in the section titled “Election of Directors” in our Proxy Statement.  Information required by this item concerning our executive officers is incorporated by reference to the information set forth in the section titled “Executive Officers of the Company” in our Proxy Statement.  Information regarding our Section 16 reporting compliance is incorporated by reference to the information set forth in the section titled “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement.

Code of Ethics for CEO and Senior Financial Officers

As part of our system of corporate governance, our Board of Directors has adopted a code of conduct that is applicable to all employees including our Chief Executive Officer and senior financial officers. The Accuride Code of Conduct is filed as Exhibit 14.1 to this Annual Report and is also available on our website at http://www.accuridecorp.com.  We intend to disclose on our website any amendments to, or waivers from, our Code of Conduct that are required to be publicly disclosed pursuant to the rules of the Securities and Exchange Commission.

Item 11.  Executive Compensation

The information required by this item regarding executive compensation is incorporated by reference to the information set forth in the section titled “Executive Compensation” in our Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the sections titled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plans” in our Proxy Statement to be filed within 120 days.

Item 13. Certain Relationships and Related Transactions

The information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth in the section titled “Certain Relationships and Related Transactions” in our Proxy Statement.

 Item 14. Principal Accountant Fees and Services

The information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth in the section titled “Principal Accountant Fees and Services” in our Proxy Statement.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)                                  The following constitutes a list of Financial Statements and Financial Statement Schedules required to be included in this report:

1.  Financial Statements

The following financial statements of the Registrant are filed herewith as part of this report:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets—December 31, 2004 and December 31, 2005,

Consolidated Statements of Operations—Years ended December 31, 2003, December 31, 2004, and December 31, 2005.

Consolidated Statements of Stockholders’ Equity (Deficiency)—Years ended December 31, 2003, December 31, 2004, and December 31, 2005.

Consolidated Statements of Cash Flows—Years ended December 31, 2003, December 31, 2004, and December 31, 2005.

Notes to Consolidated Financial Statements—Years ended December 31, 2003, December 31, 2004, and December 31, 2005.

2.  Financial Statement Schedules

Schedules are omitted because of the absence of conditions under which they are required or because the required information is presented in the Financial Statements or notes thereto.

3.  Exhibits

2.1	—

Agreement and Plan of Merger, dated as of December 24, 2004, by and among Accuride Corporation, Amber Acquisition Corp., Transportation Technologies Industries, Inc., certain signing stockholders and the Company Stockholders Representatives. Previously filed as an exhibit to the Form 8-K filed on December 30, 2004 and incorporated herein by reference.

2.2	—

Stock Subscription and Redemption Agreement, dated as of November 17, 1997, among Accuride Corporation, Hubcap Acquisition L.L.C. and Phelps Dodge Corporation. Previously filed as an exhibit to the Form S-4 effective July 23, 1998 (Reg. No. 333-50239) and incorporated herein by reference.

2.3	—

Amendment to Agreement and Plan of Merger, dated as of January 28, 2005, by and among Accuride Corporation, Amber Acquisition Corp., Transportation Technologies Industries, Inc. certain signing stockholders and the Company Stockholders Representatives. Previously filed as an exhibit to the Form 8-K filed on February 4, 2005 and incorporated herein by reference.

3.1	—

Amended and Restated Certificate of Incorporation of Accuride Corporation. Previously filed as an exhibit to Amendment 4, filed on April 21, 2005, to the Form S-1 effective April 25, 2005 (Reg. No. 333-121944) and incorporated herein by reference.

3.2	—	Amended and Restated Bylaws of Accuride Corporation. Previously filed as an exhibit to Form 8-K filed on December 22, 2005 and incorporated herein by reference.
4.1	—

Specimen common stock certificate of registrant. Previously filed as an exhibit to Amendment 2, filed March 25, 2005, to Form S-1 effective April 25, 2005 (Reg. No. 333-121944) and incorporated herein by reference.

4.2	—

Indenture, dated as of January 31, 2005, by and among the Registrant, all of the Registrant’s direct and indirect Domestic Subsidiaries existing on the Issuance Date and The Bank of New York Trust Company, N.A., with respect to $275.0 million aggregate principal amount of 8 1/2% Senior Subordinated Notes due 2015. Previously filed as an exhibit to the Form 8-K filed on February 4, 2005 and incorporated herein by reference.

4.3	—	Amended and Restated Registration Rights Agreement dated January 31, 2005 by and between the Registrant and each of the Stockholders (as defined therein). Previously filed as an exhibit to the Form 8-K filed on February 4, 2005 and incorporated herein by reference.
4.4	—

Shareholder Rights Agreement dated January 31, 2005 by and between the Registrant and the Stockholders (as defined therein). Previously filed as an exhibit to the Form 8-K filed on February 4, 2005 and incorporated herein by reference.

4.5	—

Registration Rights Agreement, dated January 31, 2005, by and among Accuride Corporation, as issuer, the Guarantors named in Schedule A thereto and Lehman Brothers Inc., Citigroup Global Markets Inc. and UBS Securities LLC, as initial purchasers. Previously filed as an exhibit to Amendment 2, filed March 25, 2005, to Form S-1 effective April 25, 2005 (Reg. No. 333-121944) and incorporated herein by reference.

4.6	—

Stockholders’ Agreement, dated January 21, 1998, as amended and assigned, by and among Accuride Corporation, RSTW Partners III, L.P. (as successor to Phelps Dodge Corporation) and Hubcap Acquisition L.L.C. Previously filed as an exhibit to Amendment 2, filed March 25, 2005, to Form S-1 effective April 25, 2005 (Reg. No. 333-121944) and incorporated herein by reference.

4.7*	—

Form of Stockholders’ Agreement by and among Accuride Corporation, certain employees and Hubcap Acquisition L.L.C. Previously filed as an exhibit to the Form S-4 effective July 23, 1998 (Reg. No. 333-50239) and incorporated herein by reference.

4.8*	—

Form of Amendment to Stockholders’ Agreement by and among Accuride Corporation, certain employees and the Hubcap Acquisition L.L.C. Previously filed as an exhibit to Amendment No. 1, filed September 22, 2005 (Reg. No. 333-128327) and incorporated herein by reference.

4.9	—

Bond Guaranty Agreement dated as of March 1, 1999 by Bostrom Seating, Inc. in favor of NBD Bank as Trustee. Previously filed as an exhibit to Amendment No. 1 filed on February 23, 2005 to the Form S-1 effective April 25, 2005 (Reg. No. 333-121944) and incorporated herein by reference.

10.1*	—

1998 Stock Purchase and Option Plan for Employees of Accuride Corporation and Subsidiaries, as amended. Previously filed as an exhibit to Amendment No. 2 filed on March 25, 2005 to the Form S-1 effective April 25, 2005 (Reg. No. 333-121944) and incorporated herein by reference.

10.2*	—

Form of Non-qualified Stock Option Agreement by and between Accuride Corporation and certain employees. Previously filed as an exhibit to the Form S-4 effective July 23, 1998 (Reg. No. 333-50239) and incorporated herein by reference.

10.3*	—	2005 Incentive Award Plan. Previously filed as an exhibit to Amendment 4, filed on April 21, 2005, to the Form S-1 effective April 25, 2005 (Reg. No. 333-121944) and incorporated herein by reference.
10.4*	—

Accuride Corporation Employee Stock Purchase Plan. Previously filed as an exhibit to Amendment 4, filed on April 21, 2005, to the Form S-1 effective April 25, 2005 (Reg. No. 333-121944) and incorporated herein by reference.

10.5†*	—	First Amendment to the Accuride Corporation Employee Stock Purchase Plan.
10.6*	—

Form of Severance Agreement by and between Accuride Corporation and certain executives. Previously filed as an exhibit to the Form S-4 effective July 23, 1998 (Reg. No. 333-50239) and incorporated herein by reference.

10.7	—

Lease Agreement, dated November 1, 1988, by and between Kaiser Aluminum & Chemical Corporation and The Bell Company regarding the property in Cuyahoga Falls, Ohio, as amended and extended. Previously filed as an exhibit to the Form S-4 effective July 23, 1998 (Reg. No. 333-50239) and incorporated herein by reference.

10.8	—

First Amendment to Lease Agreement, dated September 30, 1998, between AKW, L.P. (Accuride Erie) (as successor to Kaiser Aluminum and Chemical Corporation) and Sarum Management (as successor to The Bell Company) regarding the property in Cuyahoga Falls, Ohio. Previously filed as an exhibit to Amendment No. 1 filed on February 23, 2005 to the Form S-1 effective April 25, 2005 (Reg. No. 333-121944) and incorporated herein by reference.

10.9	—

Second Amendment to Lease Agreement between AKW, L.P. (Accuride Erie) (as successor to Kaiser Aluminum and Chemical Corporation) and Sarum Management (as successor to the Bell Company) regarding the property in Cuyahoga Falls, Ohio. Previously filed as an Exhibit to the Form 10-K filed on March 21, 2003 and incorporated herein by reference.

10.10	—

Third Amendment to Lease Agreement between Accuride Erie L.P. and Sarum Management regarding the property in Cuyahoga Falls, Ohio. Previously filed as an Exhibit to the Form 10-K filed on March 17, 2004 and incorporated herein by reference.

10.11	—

Lease Agreement, dated October 26, 1998, as amended, by and between Accuride Corporation and Viking Properties, LLC. regarding the Evansville, Indiana office space. Previously filed as an exhibit to Amendment No. 1 filed on February 23, 2005 to the Form S-1 effective April 25, 2005 (Reg. No. 333-121944) and incorporated herein by reference.

10.12†	—	Lease Agreement, dated March 31, 2005, between Accuride Erie and Greater Erie Industrial Development Corporation regarding property in Erie, Pennsylvania.

10.13*	—	Accuride Executive Retirement Allowance Policy, dated November 2003. Previously filed as an exhibit to the Form 10-K filed on March 17, 2004 and incorporated herein by reference.
10.14	—	Security Agreement between Accuride Canada, Inc., and Citicorp USA, Inc. Previously filed as an exhibit to the Form 10-Q filed on August 9, 2001 and incorporated herein by reference.
10.15*	—	Form of Change-In-Control Agreement (Tier I employees). Previously filed as an exhibit to the Form 10-K filed on March 11, 2002 and incorporated herein by reference.
10.16*	—	Form of Change-In-Control Agreement (Tier II employees). Previously filed as an exhibit to the Form 10-K filed on March 11, 2002 and incorporated herein by reference.
10.17*	—	Form of Change-In-Control Agreement (Tier III employees). Previously filed as an exhibit to the Form 10-K filed on March 11, 2002 and incorporated herein by reference.
10.18	—	Pledge of Shares Agreement, dated June 13, 2003. Previously filed as an exhibit to the Form 10-Q filed August 13, 2003 and incorporated herein by reference.
10.19	—

Lease Agreement, dated October 19, 1989, as amended between Accuride Corporation and The Package Company, L.L.C. (as successor in interest to Taylor Land & Co.), regarding the property in Taylor, Michigan. Previously filed as an exhibit to Amendment No. 1 filed on February 23, 2005 to the Form S-1 effective April 25, 2005 (Reg. No. 333-121944) and incorporated herein by reference.

10.20	—

Lease Agreement, dated March 1, 1999, by and between the Industrial Development Board of the City of Piedmont and Bostrom Seating, Inc. Previously filed as an exhibit to Amendment No. 1 filed on February 23, 2005 to the Form S-1 effective April 25, 2005 (Reg. No. 333-121944) and incorporated herein by reference.

10.21	—

Remarketing Agent Agreement, dated March 1, 1999, among Bostrom Seating, Inc., as User, the Industrial Development Board of the City of Piedmont, as Issuer, and Merchant Capital, L.L.C., as Remarketing Agent. Previously filed as an exhibit to Amendment No. 1 filed on February 23, 2005 to the Form S-1 effective April 25, 2005 (Reg. No. 333-121944) and incorporated herein by reference.

10.22	—

Amended and Restated Build to Suit Industrial Lease Agreement, dated March 17, 2000, as amended, by and between Industrial Realty Partners, LLC and Imperial Group, L.P. Previously filed as an exhibit to Amendment No. 1 filed on February 23, 2005 to the Form S-1 effective April 25, 2005 (Reg. No. 333-121944) and incorporated herein by reference.

10.23	—

Lease Agreement, dated August 19, 2003, as amended, by and between Sansome Pacific Properties, Inc. or its lawful assignee (as successor in interest to Bristol Rail Associates, LLC) and Gunite Corporation. Previously filed as an exhibit to Amendment No. 1 filed on February 23, 2005 to the Form S-1 effective April 25, 2005 (Reg. No. 333-121944) and incorporated herein by reference.

10.24	—

Lease Agreement, dated August 13, 2002, by and between Fink Management, LLC and Gunite Corporation. Previously filed as an exhibit to Amendment No. 1 filed on February 23, 2005 to the Form S-1 effective April 25, 2005 (Reg. No. 333-121944) and incorporated herein by reference.

10.25	—

Standard Industrial Commercial Single-Tenant Lease-Net, dated July 16, 2003, by and between Napa/Livermore Properties, LLC and Fabco Automotive Corporation. Previously filed as an exhibit to Amendment No. 1 filed on February 23, 2005 to the Form S-1 effective April 25, 2005 (Reg. No. 333-121944) and incorporated herein by reference.

10.26	—

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

10.27	—

Amended and Restated Guarantee and Collateral Agreement, dated January 31, 2005, made by the Registrant and certain of its subsidiaries in favor of Citicorp USA, Inc. as administrative agent. Previously filed as an exhibit to the Form 8-K filed on February 4, 2005 and incorporated herein by reference.

10.28	—

Management Services Agreement, dated January 31, 2005, among Accuride Corporation, Kohlberg Kravis Roberts & Co. L.P. and Trimaran Fund Management L.L.C. Previously filed as an exhibit to Amendment No. 1 filed on February 23, 2005 to the Form S-1 effective April 25, 2005 (Reg. No. 333-121944) and incorporated herein by reference.

10.29*	—

Form of Indemnification Agreement. Previously filed as an exhibit to Amendment 4, filed on April 21, 2005, to the Form S-1 effective April 25, 2005 (Reg. No. 333-121944) and incorporated herein by reference.

10.30*	—

Form of Accuride Corporation Stock Option Agreement (Performance Vesting) for use with 2005 Incentive Award Plan. Previously filed as an exhibit to Amendment 4, filed on April 21, 2005, to the Form S-1 effective April 25, 2005 (Reg. No. 333-121944) and incorporated herein by reference.

10.31*	—

Form of Accuride Corporation Stock Option Agreement (Time Vesting) for use with 2005 Incentive Award Plan. Previously filed as an exhibit to Amendment 4, filed on April 21, 2005, to the Form S-1 effective April 25, 2005

(Reg. No. 333-121944) and incorporated herein by reference.
10.32*	—

Form of Accuride Directors Stock Option Agreement for use with 2005 Incentive Award Plan. Previously filed as an exhibit to Amendment 4, filed on April 21, 2005, to the Form S-1 effective April 25, 2005 (Reg. No. 333-121944) and incorporated herein by reference.

14.1	—

Accuride Corporation Code of Conduct-2005. Previously filed as an exhibit to Amendment No. 2 filed on March 25, 2005 to the Form S-1 effective April 25, 2005 (Reg. No. 333-121944) and incorporated herein by reference.

21.1	—

Subsidiaries of the Registrant. Previously filed as an exhibit to Amendment No. 2 filed on March 25, 2005 to the Form S-1 effective April 25, 2005 (Reg. No. 333-121944) and incorporated herein by reference.

23.1†	—	Consent of Deloitte & Touche LLP.
31.1†	—	Section 302 Certification of Terrence J. Keating in connection with the Annual Report of Form 10-K of Accuride Corporation for the fiscal year ended December 31, 2005.
31.2†	—	Section 302 Certification of John R. Murphy in connection with the Annual Report of Form 10-K of Accuride Corporation for the fiscal year ended December 31, 2005.
32.1†	—	Section 906 Certification of Terrence J. Keating in connection with the Annual Report on Form 10-K of Accuride Corporation for the fiscal year ended December 31, 2005.
32.2†	—	Section 906 Certification of John R. Murphy in connection with the Annual Report on Form 10-K of Accuride Corporation for the fiscal year ended December 31, 2005.

†                                          Filed herewith

*                                         Management contract or compensatory agreement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 7, 2006

ACCURIDE CORPORATION

By:	/s/ TERRENCE J. KEATING
Terrence J. Keating Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TERRENCE J. KEATING	Chief Executive Officer (Principal Executive Officer) and Director	March 7, 2006
Terrence J. Keating

/s/ JOHN R. MURPHY	President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 7, 2006
John R. Murphy

/s/ JAMES H. GREENE, JR.	Director	March 7, 2006
James H. Greene, Jr.

/s/ FREDERICK M. GOLTZ	Director	March 7, 2006
Frederick M. Goltz

/s/ MARK D. DALTON	Director	March 7, 2006
Mark Dalton

/s/ DONALD C. ROOF	Director	March 7, 2006
Donald Roof

/s/ CHARLES E. MITCHELL RENTSCHLER	Director	March 7, 2006
Charles E. Mitchell Rentschler

ACCURIDE CORPORATION
INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Accuride Corporation

Evansville, Indiana

We have audited the accompanying consolidated balance sheets of Accuride Corporation and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity (deficiency), and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Accuride Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 5 to the consolidated financial statements, on January 1, 2005 the Company changed its inventory costing method from the last-in, first-out method to the first-in, first-out method, and retroactively, restated the consolidated financial statements for the years ended December 31, 2004 and 2003 for the change.

DELOITTE & TOUCHE LLP

Indianapolis, Indiana

March 3, 2006

ACCURIDE CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except for per share data)	2004	2005
	Restated
	(Note 5)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$71,843	$48,415
Customer receivables, net of allowance for doubtful accounts of $515 and $2,492 in 2004 and 2005, respectively	55,067	132,357
Other receivables	4,008	9,564
Inventories	45,443	118,896
Supplies	13,027	17,426
Deferred income taxes	3,671	19,245
Prepaid expenses and other current assets	4,849	6,354
Total current assets	197,908	352,257
PROPERTY, PLANT AND EQUIPMENT—Net	205,369	317,972
OTHER ASSETS:
Goodwill	123,197	395,986
Other intangible assets	—	140,954
Investment in affiliates	3,752	3,208
Deferred financing costs, net of accumulated amortization of $8,537 and $1,104 in 2004 and 2005, respectively	3,805	9,395
Deferred income taxes	17,591	—
Pension benefit plan asset	11,587	—
Other	88	582
TOTAL	$563,297	$1,220,354
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
Accounts payable	$54,952	$114,990
Current portion of long-term debt	1,900	—
Accrued payroll and compensation	12,848	27,092
Accrued interest payable	8,142	11,385
Income taxes payable	7,790	12,726
Accrued and other liabilities	6,489	31,393
Total current liabilities	92,121	197,586
LONG-TERM DEBT—Less current portion	486,780	697,725
DEFERRED INCOME TAXES		39,800
OTHER POSTRETIREMENT BENEFIT PLAN LIABILITY	22,987	80,562
PENSION BENEFIT PLAN LIABILITY	6,499	24,916
OTHER LIABILITIES	691	4,022
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY (DEFICIENCY):
Preferred stock, $0.01 par value; 5,000 shares authorized and unissued	—	—
Common Stock, $0.01 par value; 100,000 shares authorized, 14,733 and 33,986 shares issued, and 14,658 and 33,910 shares outstanding in 2004 and 2005, respectively	147	339
Additional paid-in-capital	51,939	235,768
Treasury stock – 75 and 76 shares at cost in 2004 and 2005, respectively	(735)	(751)
Accumulated other comprehensive income (loss)	(12,113)	(25,823)
Retained earnings (deficit)	(85,019)	(33,790)
Total stockholders’ equity (deficiency)	(45,781)	175,743
TOTAL	$563,297	$1,220,354

See notes to consolidated financial statements.

ACCURIDE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
(in thousands except per share data)	2003	2004	2005
	Restated	Restated
	(Note 5)	(Note 5)

NET SALES	$364,258	$494,008	$1,229,311
COST OF GOODS SOLD	301,801	391,351	1,012,578
GROSS PROFIT	62,457	102,657	216,733
OPERATING EXPENSES:
Selling, general and administrative	23,918	25,550	67,198
INCOME FROM OPERATIONS	38,539	77,107	149,535
OTHER INCOME (EXPENSE):
Interest income	252	244	556
Interest expense	(38,865)	(37,089)	(51,686)
Loss on extinguishment of debt	—	—	(4,474)
Refinancing costs	(11,264)	—	(15,513)
Equity in earnings of affiliates	485	646	455
Other income (expense)—net	825	108	565
INCOME (LOSS) BEFORE INCOME TAXES	(10,028)	41,016	79,438
INCOME TAX PROVISION (BENEFIT)	(1,076)	19,526	28,209
NET INCOME (LOSS)	$(8,952)	$21,490	$51,229
Weighted average common shares outstanding—basic	14,655	14,657	29,500
Basic income (loss) per share	$(0.61)	$1.47	$1.74
Weighted average common shares outstanding—diluted	14,655	15,224	30,075
Diluted income (loss) per share	$(0.61)	$1.41	$1.70

See notes to consolidated financial statements.

ACCURIDE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

(Restated – See Note 5) (Dollars in thousands)

	Comprehensive Income (Loss)	Common Stock and Additional Paid-in- Capital	Treasury Stock	Stock Subscriptions Receivable Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficiency)	Total Stockholders’ Equity (Deficiency)
BALANCE at January 1, 2003 – As previously reported	—	$52,065	$(735)	$(121)	$(7,597)	$(96,861)	$(53,249)
Adjust to restate inventory for change from LIFO to FIFO (Note 5)	—	—	—	—	—	(696)	(696)
As adjusted	—	52,065	(735)	(121)	(7,597)	(97,557)	(53,945)

Net loss	$(8,952)	—	—	—	—	(8,952)	(8,952)
Exercise of stock options	—	5	—	—	—	—	5
Proceeds from stock subscriptions receivable	—	—	—	106	—	—	106
Other comprehensive income:
Recognition of realized loss on foreign currency hedges (net of tax)	(193)	—	—	—	(193)	—	(193)
Minimum pension liability adjustment (net of tax)	(3,786)	—	—	—	(3,786)	—	(3,786)
Comprehensive income (loss)	$(12,931)
BALANCE—December 31, 2003		52,070	(735)	(15)	(11,576)	(106,509)	(66,765)
Net income	$21,490	—	—	—	—	21,490	21,490
Exercise of stock options	—	16	—	—	—	—	16
Proceeds from stock subscriptions receivable	—	—	—	15	—	—	15
Other comprehensive income:
Change in fair market value of cash flow hedges (net of tax)	464	—	—	—	464	—	464
Minimum pension liability adjustment (net of tax)	(1,001)	—	—	—	(1,001)	—	(1,001)
Comprehensive income	$20,953
BALANCE—December 31, 2004		52,086	(735)	—	(12,113)	(85,019)	(45,781)
Net income	$51,229	—	—	—	—	51,229	51,229
Issuance of common stock – acquisition of TTI	—	92,000	—	—	—	—	92,000
Net proceeds from sales of stock	—	89,605	—	—	—	—	89,605
Exercise of stock options	—	2,416	(16)	—	—	—	2,400
Other comprehensive income:
Change in fair market value of cash flow hedges (net of tax)	(62)	—	—	—	(62)	—	(62)
Minimum pension liability adjustment (net of tax)	(13,648)	—	—	—	(13,648)	—	(13,648)
Comprehensive income	$37,519
BALANCE—December 31, 2005		$236,107	$(751)	$—	$(25,823)	$(33,790)	$175,743

See notes to consolidated financial statements.

ACCURIDE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2003	2004	2005
	Restated	Restated
	(Note 5)	(Note 5)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(8,952)	$21,490	$51,229
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and impairment	29,804	28,438	40,358
Amortization – deferred financing costs	4,325	1,795	3,237
Amortization – other intangible assets	—	—	5,194
Loss on extinguishment of debt	—	—	4,474
Loss (gain) on disposal of assets	4	(284)	85
Deferred income taxes	(2,744)	10,041	21,330
Equity in earnings of affiliated companies	(485)	(646)	(455)
Cash distribution from affiliate – AOT	1,000	—	1,000
Changes in certain assets and liabilities, net of effects from acquisition:
Receivables	(11,839)	(13,954)	(1,755)
Inventories and supplies	(8,718)	(15,760)	(15,952)
Prepaid expenses and other assets	817	(8,861)	(654)
Accounts payable	5,546	20,824	(7,514)
Accrued and other liabilities	206	15,246	(8,662)
Net cash provided by operating activities	8,964	58,329	91,915
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(20,261)	(26,421)	(39,958)
Capitalized interest	(411)	(851)	—
Acquisition costs - TTI	—	—	(8,327)
Cash distribution from investment - Trimont	—	—	679
Net cash used in investing activities	(20,672)	(27,272)	(47,606)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(128,785)	(1,900)	(971,731)
Proceeds from issuance of long-term debt	180,000	—	825,000
Increase in revolving credit advance	20,000	—	—
Decrease in revolving credit advance	(55,000)	—	—
Deferred financing fees	(3,192)	(37)	(10,006)
Payment of premium on notes extinguished	—	—	(2,928)
Proceeds from issuance of shares	5	16	89,605
Proceeds from employee stock option and stock purchase plans	—	—	2,323
Proceeds from stock subscriptions receivable	106	15	—
Net cash provided by (used in) financing activities	13,134	(1,906)	(67,737)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,426	29,151	(23,428)
CASH AND CASH EQUIVALENTS—Beginning of year	41,266	42,692	71,843
CASH AND CASH EQUIVALENTS—End of year	$42,692	$71,843	$48,415

See notes to consolidated financial statements.

ACCURIDE CORPORATION

For the years ended December 31, 2003, 2004, and 2005

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

Note 1 - Summary of Significant Accounting Policies

Basis of Consolidation—The accompanying consolidated financial statements include the accounts of Accuride Corporation (the “Company”) and its wholly-owned subsidiaries, including Accuride Canada, Inc. (“Accuride Canada”), Accuride Erie L.P. (“Accuride Erie”), Accuride de Mexico, S.A. de C.V. (“AdM”), and Transportation Technologies Industries, Inc. (“TTI”). TTI’s subsidiaries include Bostrom Seating, Inc. (“Bostrom”), Brillion Iron Works, Inc. (“Brillion”), Fabco Automotive Corporation (“Fabco”), Gunite Corporation (“Gunite”), and Imperial Group, L.P. (“Imperial”). TTI was acquired on January 31, 2005. Accordingly, 2005 results represent 11 months of activity (see Note 3). All significant intercompany transactions have been eliminated. Investments in affiliated companies in which we do not have a controlling interest are accounted for using the equity method.

Business of the Company—We are engaged primarily in the design, manufacture and distribution of components for trucks, trailers and certain military and construction vehicles. We sell our products primarily within North America and Latin America to original equipment manufacturers and to the aftermarket.

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

Revenue Recognition—Revenue from product sales is recognized primarily upon shipment whereupon title passes and we have no further obligations to the customer. Provisions for discounts and rebates to customers, and returns and other adjustments are provided for in the same period the related sales are recorded as a reduction of sales when the related sales are recorded.

Inventories—Inventories are stated at the lower of cost or market. Cost for substantially all inventories, except AdM, is determined by the first-in, first-out method (“FIFO”) (see Note 5). Inventories at AdM are determined using average cost. We review inventory on hand and write down excess and obsolete inventory based on our assessment of future demand and historical experience.

Supplies—Supplies primarily consist of spare parts and consumables used in the manufacturing process. Supplies are stated at the lower of cost or market. Cost for substantially all supplies is determined by a moving-average method. We perform annual evaluations of supplies and provide an allowance for obsolete items based on usage activity.

Investment in Affiliate—Included in “Equity in earnings of affiliates” is our 50% interest in the earnings of AOT, Inc. (“AOT”). AOT is a joint venture between us and The Goodyear Tire & Rubber Company formed to provide sequenced wheel and tire assemblies for Navistar International Transportation Corporation. Our investment in AOT at December 31, 2004 and 2005 totaled $3,752 and $3,208, respectively.

Property, Plant and Equipment—Property, plant and equipment are recorded at cost and are depreciated using primarily the straight-line method over their expected useful lives as follows:

Buildings and improvements	15-30 years
Factory machinery and equipment	10 years
Office furniture and fixtures	10 years
Tools, Dies and Molds	3 years

Deferred Financing Costs—Costs incurred in connection with the Credit Agreement and issuance of senior subordinated notes (see Note 8) have been deferred and are being amortized over the life of the related debt using the effective interest method.

Goodwill—Goodwill consists of costs in excess of the net assets acquired in connection with the Phelps Dodge Corporation (“PDC”) acquisition of us in March 1988, the Accuride Erie acquisition in April 1999, the AdM acquisition in July 1999, and the TTI acquisition in January 2005. Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Accounting for Goodwill and Other Intangible Assets. Accordingly, we no longer amortize goodwill, but test for impairment at least annually. This impairment test was performed in the fourth quarter of 2005, and there was no indication of impairment.

Intangible Assets—SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, have been applied to the TTI transaction (See Note 3). Accordingly, the tangible and identifiable intangible assets and liabilities have been adjusted to fair values with the remainder of the purchase price recorded as goodwill. Goodwill and indefinite lived intangibles assets (trade names) are not amortized but are reviewed for impairment at least annually or more frequently if impairment indicators arise. Prior to the acquisition of TTI in January 2005, there were no intangible assets.

Long-Lived Assets—We evaluate our long-lived assets to be held and used and our identifiable intangible assets for impairment when events or changes in economic circumstances indicate the carrying amount of such assets may not be recoverable. Impairment is determined by comparison of the carrying amount of the asset to the net undiscounted cash flows expected to be generated by the related asset group. Long-lived assets to be disposed of are carried at the lower of cost or fair value less the costs of disposal.

Pension Plans—We have trusteed, non-contributory pension plans covering substantially all U.S. and Canadian employees. For certain plans, the benefits are based on career average salary and years of service and, for other plans, a fixed amount for each year of service. Our funding policy provides that payments to the pension trusts shall be at least equal to the minimum legal funding requirements.

Postretirement Benefits Other Than Pensions—We have postretirement health care and life insurance benefit plans covering substantially all U.S. non-bargained and Canadian employees. We account for these benefits on an accrual basis and provide for the expected cost of such postretirement benefits accrued during the years employees render the necessary service. Our funding policy provides that payments to participants shall be at least equal to our cash basis obligation.

Postemployment Benefits Other Than Pensions—We have certain post-employment benefit plans, which provide severance benefits, covering certain U.S. and Canadian employees. We account for these benefits on an accrual basis.

Income Taxes—Deferred tax assets and liabilities are computed based on differences between financial statement and income tax bases of assets and liabilities using enacted income tax rates. Deferred income tax expense or benefit is based on the change in deferred tax assets and liabilities from period to period, subject to an ongoing assessment of realization of deferred tax assets. Management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets, liabilities and any valuation allowance recorded against the deferred tax assets. We evaluate quarterly the realizability of our net deferred tax assets by assessing the valuation allowance and adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are our forecast of taxable income and the availability of tax planning strategies that can be implemented to realize the net deferred tax assets. Although realization of our net deferred tax assets is not certain, we have concluded that it will more likely than not realize the deferred tax assets, excluding certain state net operating losses for which we have provided a valuation allowance.

Research and Development Costs—Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred. The amounts expensed in the years ended December 31, 2003, 2004, and 2005 totaled $5,523, $6,185, and $7,223, respectively.

Foreign Currency—The assets and liabilities of Accuride Canada and AdM that are receivable or payable in cash are converted at current exchange rates, and inventories and other non-monetary assets and liabilities are converted at historical rates. Revenues and expenses are converted at average rates in effect for the period. The functional currencies of Accuride Canada and AdM have been determined to be the U.S. dollar. Accordingly, gains and losses resulting from conversion of such amounts, as well as gains and losses on foreign currency transactions, are included in operating results as “Other income (expense), net.” We had aggregate foreign currency gains (losses) of $872, $1,436 and $565 for the years ended December 31, 2003, 2004, and 2005, respectively.

Concentrations of Credit Risk—Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash, cash equivalents, customer receivables, and derivative financial instruments. We place our cash and cash equivalents and execute derivatives with high quality financial institutions. Generally, we do not require collateral or other security to support customer receivables.

Derivative Financial Instruments—We use derivative instruments to manage exposure to foreign currency, commodity prices, and interest rate risks. We do not enter into derivative financial instruments for trading or speculative purposes. The derivative instruments used by us include interest rate, foreign exchange, and commodity price instruments. All derivative instruments are recognized on the balance sheet at their estimated fair value. See Note 15 for the carrying amounts and estimated fair values of these instruments.

Interest Rate Instruments—We use interest rate swap agreements as a means of fixing the interest rate on portions of our floating-rate debt. No interest rate instruments were outstanding as of December 31, 2004. As of December 31, 2005, interest rate swaps of $250.0 million were outstanding. Under the terms of the interest rate swaps, we agreed with the counterparty to exchange, at specified intervals, the difference between 3.55% from March 2005 through March 2006, 4.24% from March 2006 through March 2007, and 4.43% from March 2007 through March 2008, and the variable rate interest amounts calculated by reference to the notional principal amount. Interest rate swaps not designated as hedges for financial reporting purposes are carried in the financial statements at fair value, with unrealized gains or losses reflected in current period earnings as a component of interest expense. The settlement amounts from the swap agreements were reported in the financial statements as a component of interest expense. We use interest rate cap agreements to set ceilings on the maximum interest rate we would incur on portions of our floating-rate debt. On December 31, 2005, we had no outstanding interest rate cap agreements.

Foreign Exchange Instruments—We use foreign currency forward contracts and options to limit foreign exchange risk on anticipated but not yet committed transactions expected to be denominated in Canadian dollars. We have designated the outstanding forward contracts as cash flow hedges. Based on historical experience and analysis performed by us, management expects that these derivative instruments will be highly effective in offsetting the change in the value of the anticipated transactions being hedged. As such, unrealized gains or losses are deferred in “Other Comprehensive Income (Loss)” with only realized gains or losses reflected in current period earnings as “Cost of Goods Sold.” However, to the extent that any of these contracts are not highly effective, any changes in fair value resulting from ineffectiveness will be immediately recognized in “Cost of Goods Sold.” The total notional amount of outstanding forward contracts at December 31, 2004 and 2005 was $24.8 million and $0, respectively. Other foreign exchange instruments that have been designated as cash flow hedges had a market value, net of tax, of $0.1 million. That amount will be realized in the first quarter of 2006.

Commodity Price Instruments—We periodically uses commodity price swap contracts to limit exposure to changes in certain raw material prices. Commodity price instruments, which do not meet the normal purchase exception, are not designated as hedges for financial reporting purposes and, accordingly, are carried in the financial statements at fair value, with realized and unrealized gains and losses reflected in current period earnings as “Other income (expense), net.” We had no outstanding commodity price swaps at December 31, 2004 and 2005.

The realized and unrealized gains (losses) on our derivative financial instruments for the years ended December 31, 2003, 2004, and 2005 are as follows:

	Interest Rate Instruments		Foreign Exchange Instruments		Commodity Price Instruments
	Realized Gain (Loss)	Unrealized Gain (Loss)	Realized Gain (Loss)	Unrealized Gain (Loss)	Realized Gain (Loss)	Unrealized Gain (Loss)
2003	—	—	$4,042	—	$(29)	$(47)
2004	—	—	2,800	—	—	—
2005	(307)	2,651	699	—	—	—

Earnings Per Share—Earnings per share are calculated as net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share are calculated by dividing net income by this weighted-average number of common shares outstanding plus common stock equivalents outstanding during the year. Employee stock options outstanding to acquire 1,285,398 shares in 2003 and 40,195 shares in 2005 were not included in the computation of diluted earnings per common share because the effect would be anti-dilutive. There were no anti-dilutive options outstanding in 2004.

	December 31,
	2003	2004	2005
	Restated	Restated
	(Note 5)	(Note 5)
Numerator:
Net income	$(8,952)	$21,490	$51,229

Denominator:
Basic weighted average shares outstanding	14,655	14,657	29,500
Effect of dilutive stock options	—	567	575
Dilutive weighted average shares outstanding	14,655	15,224	30,075

Stock Split- In April 2005, we effected a 591-for-one stock split and increased the authorized common stock to 38,805,000 shares. The effect of this stock split was to transfer $147, representing the par value of additional shares issued from additional paid-in capital to common stock. All numbers of common shares and per share data in the accompanying consolidated financial statements and related notes have been retroactively adjusted to give effect to the stock split.

Stock Based Compensation—We maintain stock-based compensation plans which allow for the issuance of incentive stock options to officers, our key employees, and to members of the Board of Directors. We also maintain an employee stock purchase plan that provides for the issuance of shares to all of our eligible employees at a discounted price. We generally use treasury shares to satisfy issuances of shares under our stock-based compensation plans.

We apply APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for the plans; accordingly, since the grant price of the stock options was at least 100% of the fair value at the date of the grant, no compensation expense has been recognized by us in connection with the option grants. Also, as the employee stock purchase plan was considered noncompensatory, no expense related to this plan was recognized. Compensation expense in fiscal year 2005 related to stock options and the employee stock purchase plan continues to be disclosed on a pro forma basis only. Had compensation cost for the plans been determined based on the fair value at the grant dates for awards under the plan consistent with the fair value method of SFAS No. 123, Accounting for Stock-Based Compensation, the effect on our net income (loss) would have been the following:

	Year Ended December 31,
	2003	2004	2005
	Restated	Restated
	(Note 5)	(Note 5)
Net income (loss) as reported	$(8,952)	$21,490	$51,229
Add: Total stock-based employee compensation expense determined under the intrinsic value based method, net of related tax effects	—	—	—
Deduct: Total stock-based employee compensation expense determined under the fair value based method, net of related tax effects	(76)	(85)	(619)
Pro forma net income (loss)	$(9,028)	$21,405	$50,610
Earnings (loss) per share—as reported:
Basic	$(0.61)	$1.47	$1.74
Diluted	$(0.61)	$1.41	$1.70
Earnings (loss) per share—pro forma:
Basic	$(0.62)	$1.46	$1.72
Diluted	$(0.62)	$1.41	$1.68

The weighted average fair value of the options granted in 2004 was $2.41. The fair value of the 2004 option grants were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield equaling 0%, risk-free interest rates of 4.75%, expected volatilities assumed to be 0% and expected lives of approximately 4 years. The weighted average fair value of options granted in 2005 was $4.59. The fair value of the 2005 options was estimated using the Black-Scholes option pricing model with the following assumptions:  dividend yield equaling 0%, risk free interest rates ranging from 4.41% to 4.62%, expected volatilities averaging 39.5%, and expected lives of 7 years. The 2005 adjustment also includes the impact of the Employee Stock Purchase Plan. The pro forma amounts are not representative of the effects on reported net income (loss) for future years.

Accounting Standards Adopted—Accounting standards adopted during 2005 include FSP FAS 109-1 and 109-2, and FAS No. 133 Implementation Issue B39.

FASB Staff Positions (FSPs) 109-1 and 109-2—In December 2004, the FASB issued two FSPs that provide accounting guidance on how companies should account for the effects of the American Jobs Creation Act of 2004 that was signed into law on October 22, 2004. FSP FAS 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, states that the manufacturers’ deduction provided for under this legislation should be accounted for as a special deduction instead of a tax rate change. FSP FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004, allows a company additional time to evaluate the effects of the legislation on any plan for reinvestment or repatriation of foreign earnings for purposes of applying Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. These FSPs may affect how a company accounts for deferred income taxes. These FSPs are effective for periods ending on or after December 21, 2004. These FSPs had no effect on the 2005 consolidated financial statements and we do not expect these FSPs to impact our future results of operations and financial position.

FAS133 Implementation Issue No. B39—In June 2005, the FASB issued Statement 133 Implementation Issue No. B39, Embedded Derivatives: Application of Paragraph 13(b) to Call Options That Are Exercisable Only by the Debtor. The interpretation clarifies that paragraph 13 does not apply to an embedded call option (including a prepayment option) in a hybrid instrument if the right to accelerate the settlement can only be exercised by the debtor.

New Accounting Pronouncements—New accounting standards which could impact us include SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and SFAS No. 123 (revised 2004), Share-Based Payment, FSP No. 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, and Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations.

SFAS No. 151—In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Accuride has adopted SFAS No. 151 as of January 1, 2006. We expect there will be no impact on our 2006 consolidated financial statements.

SFAS No. 153—In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Accuride has adopted SFAS No. 153 as of January 1, 2006. We expect there will be no impact on our 2006 consolidated financial statements.

SFAS No. 123 (revised 2004)—In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment. SFAS 123(R) is a revision of FASB Statement 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and our related implementation guidance. The statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is to be recognized over the period during which an employee is required to provide service in exchange for the award. We will record non-cash stock compensation expense of unvested stock options outstanding beginning in the first quarter of fiscal year 2006. The impact of the adoption of SFAS No. 123(R) will depend on share-based payments in the future; we currently expect a reduction to diluted earnings per share of approximately $0.01.

FSP No. 123(R)-3—In November 2005, the FASB issued FSP No. 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. This provides an elective alternative method that establishes a computational component to arrive at the beginning balance of the accumulated paid-in capital pool related to employee compensation and a simplified method to determine the subsequent impact on the accumulated paid-in capital pool of employee awards that are fully vested and outstanding upon the adoption of SFAS No. 123(R). We are currently evaluating this transition method.

Interpretation No. 47—In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations. The Interpretation clarifies that the phrase “conditional asset retirement obligations” as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The Interpretation states that conditional obligations meet the definition of an asset retirement obligation in SFAS No. 143 and therefore should be recognized if their value can be reasonably estimated. Interpretation No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of Interpretation No. 47 did not have a material effect on our financial statements.

Note 2 -  Recapitalization of Accuride Corporation

We entered into a stock subscription and redemption agreement dated November 17, 1997 (the “Agreement” or “Redemption”), with PDC and Hubcap Acquisition L.L.C. (“Hubcap Acquisition”), a Delaware limited liability company formed at the direction of KKR 1996 Fund L.P., a Delaware limited partnership affiliated with Kohlberg Kravis Roberts & Co., L.P. (“KKR”).

Pursuant to the Agreement, effective January 21, 1998, Hubcap Acquisition made an equity investment in us of $108,000 in exchange for 90% of our Common Stock after the Recapitalization, as described herein. We used the proceeds of this investment, along with $200,000 from the issuance of 9.25% senior subordinated notes at 99.48% of principal value due 2008 and $164,800 in bank borrowing, including $135,000 of borrowings under senior secured term loans due 2005 and 2006 with variable interest rates and $29,800 of borrowings under a $140,000 senior secured revolving line of credit expiring 2004 with a variable interest rate, to redeem $468,000 of Common Stock (the “Recapitalization”).

Subsequent to the Recapitalization, effective September 30, 1998, PDC sold its remaining interest in us to an unrelated third party.

Note 3 - Acquisition

On January 31, 2005, we completed our acquisition of TTI. Accuride Corporation issued 7,964,238 shares of common stock in exchange for the assets of TTI. The transaction was accounted for using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations, and accordingly, the operating results of TTI have been included with those of the Company subsequent to January 31, 2005.

We believe the combined company will offer the trucking industry a one-stop component sourcing solution and expects to become one of the largest suppliers to the heavy/medium commercial vehicle industry. The results of operations for TTI are included in Accuride’s operating results beginning February 1, 2005.

The following table summarizes the allocation of the fair values of the assets acquired and liabilities assumed at the date of acquisition.

Current assets	$161,201
Property, plant and equipment	112,283
Goodwill	272,789
Intangible assets	146,149
Other	695
Total assets acquired	693,117
Current liabilities	470,188
Debt	3,100
Other long-term liabilities	119,502
Net assets acquired	$100,327

The TTI merger was valued based on appraisal information and other studies of the net assets acquired because we considered the fair value of the net assets acquired to be a more reliable measure of the fair value of TTI than the fair value of the shares issued to TTI stockholders on January 31, 2005.

The purchase price allocation for intangible assets includes $33.5 million of technology which will be amortized over 10 to 15 years, $71.5 million of customer relationships which will be amortized over 15 to 30 years, $272.8 million of goodwill, not deductible for income tax purposes, $38.1 million of trade names that are not subject to amortization, $2.4 million of non-compete agreements which will be amortized over 3 years and $0.7 million of backlog which was fully amortized in 2005. Current liabilities assumed include debt of $352.4 million. We incurred approximately $8.3 million in transaction costs associated with the merger. We have recorded tax contingency reserves of $11.4 million related to the acquisition.

In connection with the merger, we refinanced substantially all our debt (See Note 8).

The following unaudited pro forma information presents results as if the acquisition had occurred at the beginning of the respective periods:

	For the Year Ended December 31,
	2004	2005
Pro forma net sales	$1,082,348	$1,283,641

Pro forma net income	14,018	52,667

Pro forma earnings per share:
Weighted average shares outstanding - basic	22,621	30,163
Pro forma net income –basic	$0.62	$1.75

Weighted average shares outstanding - diluted	22,946	30,739
Pro forma net income –diluted	$0.61	$1.71

The unaudited pro forma information presented above for the years ended December 31, 2004 and 2005 has been provided for comparative purposes only and does not purport to reflect the actual results that would have been reported had the TTI acquisition been consummated at the beginning of each of the periods presented. This pro forma information does not include interest expense adjustments for the reduction of debt due to the April 2005 sale of common stock. Additionally, such pro forma financial information does not purport to represent results that may occur in the future.

Note 4 - Initial Public Offering

On April 26, 2005, we completed an initial public offering of our common stock and Accuride Corporation’s common stock commenced trading on the New York Stock Exchange. Net proceeds from the initial public offering were $89.6 million. The proceeds were used to repay a portion of the Term B Loan facility.

Note 5 - Inventories

Inventories are stated at the lower of cost or market. Prior to January 1, 2005, substantially all of our business units were on LIFO. Effective January 1, 2005, coinciding with the acquisition of TTI, we changed our inventory costing method from the last-in, first-out, or LIFO, method to the first-in, first-out, or FIFO, method for our business units that were on LIFO. Our management believes that the FIFO method is preferable to LIFO because (i) FIFO inventory values presented in our balance sheet will more closely approximate the current value of inventory (ii) costs of sales are still appropriately charged in the period of the related sales (iii) FIFO inventory values better represent the underlying commercial practice of selling the oldest product first, and (iv) the change to FIFO method at the affected business units results in the Company using a uniform method of inventory valuation globally which will improve comparability of operating results among these units. Prior to January 31, 2005, only one of TTI’s business units was on LIFO. Accuride conformed this business unit to our accounting policies and all of TTI’s business units are now on FIFO.

The impact of the change in accounting principle for the year ended December 31, 2005 was to increase net income by $5.7 million ($0.19 per diluted share). In accordance with generally accepted accounting principles, the change has been applied by restating the prior years consolidated financial statements. The effect of this restatement at December 31, 2004 and December 31, 2003 was to decrease inventories by $1,900 and $1,442, to increase deferred income tax asset by $691 and $519, and to increase the accumulated deficit by $1,209 and $923, respectively.

The inventories at December 31, 2004 and 2005 on a FIFO basis were as follows:

	As of December 31,
	2004	2005
	Restated
Raw materials	$12,590	$34,213
Work in process	16,890	36,279
Finished manufactured goods	15,963	48,404
Total inventories	$45,443	$118,896

We review inventory on hand and write down excess and obsolete inventory based on our assessment of future demand and historical experience.

Note 6 - Intangible Assets and Excess of Purchase Price Over Net Assets Acquired, Net

SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, have been applied to the TTI transaction (See Note 3). Accordingly, the tangible and identifiable intangible assets and liabilities have been adjusted to fair values with the remainder of the purchase price recorded as goodwill. Additionally, goodwill and indefinite lived intangibles assets (trade names) are not amortized but are reviewed for impairment at least annually or more frequently if impairment indicators arise.

Prior to the TTI acquisition in January 2005, we had no other intangible assets. The following presents a summary of goodwill as of December 31, 2004:

	Gross Amount	Accumulated Amortization	Carrying Amount
Goodwill	$123,197	—	$123,197

The following presents a summary of goodwill and other intangible assets as of December 31, 2005:

	Weighted Average Useful Lives	Gross Amount	Accumulated Amortization	Carrying Amount

Goodwill	—	$395,986	$—	$395,986
Other Intangible Assets:
Backlog	0.5	$650	$650	—
Non-compete Agreements	3.0	2,379	204	2,174
Trade Names	—	38,080	—	38,080
Technology	14.7	33,540	2,100	31,440
Customer Relationships	29.6	71,500	2,240	69,260
		$146,149	$5,194	$140,954

The purchase price allocation for intangible assets includes $33.5 million of technology which will be amortized over 10 to 15 years, $71.5 million of customer relationships which will be amortized over 15 to 30 years, $272.8 million of goodwill, not deductible for income tax purposes, $38.1 million of trade names that are not subject to amortization, $2.4 million of non-compete agreements which will be amortized over 3 years and $0.7 million of backlog which was fully amortized in 2005. We estimate that aggregate amortization expense for each of the two succeeding fiscal years will be approximately $5,500 with the following year at $5,300 and the following two years at approximately $4,700 each year.

The following presents the changes in the carrying amount of goodwill for the period ended December 31, 2005:

Balance at December 31, 2004	$123,197
Addition arising from acquisition—See Note 3	272,789
Balance at December 31, 2005	$395,986

Note 7 - Property, Plant and Equipment

Property, plant and equipment at December 31, 2004 and 2005 consist of the following:

	2004	2005
Land and land improvements	$7,713	$12,484
Buildings	69,249	108,545
Machinery and equipment	409,169	514,626
	486,131	635,655
Less accumulated depreciation and impairment	280,762	317,683
Property, plant and equipment—net	$205,369	$317,972

Depreciation expense for the years ended December 31, 2003, 2004, and 2005 was $29,804, $26,219 and $40,358, respectively. During 2004, the Company evaluated certain assets that were expected to be replaced during the year or were producing products expected to be phased out and determined $822 of equipment related to a specific production line at its Erie, Pennsylvania facility to be impaired, $553 of equipment related to a certain production line at its Cuyahoga Falls, Ohio facility to be impaired, and $844 of equipment related to a certain product line at its Monterrey, Mexico facility to be impaired. These amounts were included in cost of goods sold for the year ended December 31, 2004.

Note 8 - Debt

Debt at December 31, 2004 and 2005 consists of the following:

	2004	2005
Revolving Credit Facility	$25,000	$5,000
Term C Facility	95,000	—
Term B Facility	179,100	414,625
Senior subordinated notes—net of $320 and $0 unamortized discount	189,580	275,000
Industrial Revenue Bond	—	3,100
	488,680	697,725
Less current maturities	1,900	—
Total	$486,780	$697,725

Bank Borrowing—In connection with the TTI merger, we entered into a Fourth Amended and Restated Credit Agreement consisting of (1) a new term credit facility (the Term B Loan Facility) in an aggregate principal amount of $550.0 million that will mature on January 31, 2012 and (2) a revolving credit facility (the “New Revolver”) in an aggregate principal amount of $125.0 million (comprised of a new $95.0 million U.S. revolving credit facility and the continuation of a $30.0 million Canadian revolving credit facility) that will terminate on January 31, 2010. As of December 31, 2005, $414.6 million was outstanding under the Term B Loan Facility and $5 million was outstanding under the New Revolver. The Term B Loan Facility requires quarterly amortization payments of $1.4 million that commenced on March 31, 2005, with the balance paid on the maturity date. On March 31, 2005, we prepaid $11.0 million of the Term B Loan Facility without penalty along with the regularly scheduled payment of $1.4 million. On April 26, 2005, we completed an initial public offering of our common stock. Net proceeds from the initial public offering were approximately $89.6 million. The proceeds from the initial public offering were used to repay a portion of the Term Loan B facility under our term credit facility. This prepayment was not subject to a prepayment penalty.

The interest rates per annum applicable to loans under our new senior credit facilities are, at the option of the Company or Accuride Canada Inc., as applicable, a base rate or Eurodollar rate plus, in each case, an applicable margin which is subject to adjustment based on our leverage ratio. The base rate is a fluctuating interest rate equal to the highest of (a) the base rate reported by Citibank, N.A. (or, with respect to the Canadian revolving credit facility, the reference rate of interest established or quoted by Citibank Canada for determining interest rates on U.S. dollar denominated commercial loans made by Citibank Canada in Canada), (b) a reserve adjusted three-week moving average of offering rates for three-month certificates of deposit plus one-half of one percent (0.5%) and (c) the federal funds effective rate plus one-half of one percent (0.5%). The obligations under our new senior credit facilities are guaranteed by all of our domestic subsidiaries. The loans under the credit facilities are secured by, among other things, a lien on substantially all of our U.S. properties and assets and of our domestic subsidiaries and a pledge of

65% of the stock of our foreign subsidiaries. The loans under the Canadian revolving facility are also secured by substantially all of the properties and assets of Accuride Canada, Inc.

We incurred a loss on early extinguishment of debt totaling $4,474. The loss includes cash fees of $2,928 associated with the note extinguishment and the non-cash write-off of unamortized deferred financing costs of $1,225 and unamortized bond discount of $320.

Senior Subordinated Notes—In connection with the TTI merger, we issued $275.0 million aggregate principal amount of 8½% senior subordinated notes due 2015 in a private placement transaction. That transaction resulted in the repayment of our 9.25% senior subordinated notes due 2008 issued pursuant to an indenture, dated as of January 21, 1998. Interest on the senior subordinated notes is payable on February 1 and August 1 of each year, beginning on August 1, 2005. The notes mature on February 1, 2015 and may be redeemed, at our option, in whole or in part, at any time on or before February 1, 2010 at a price equal to 100% of the principal amount, plus an applicable make-whole premium, and accrued and unpaid interest and special interest if any, to the date of redemption. On or after February 1, 2010, the senior subordinated notes are redeemable at certain specified prices. In addition, on or before February 1, 2008, we may redeem up to 40% of the aggregate principal amount of notes issued under the indenture with the proceeds of certain equity offerings. The new senior subordinated notes are general unsecured obligations (1) subordinated in right of payment to all of our and the guarantors’ existing and future senior indebtedness, including any borrowings under our new senior credit facilities; (2) equal in right of payment with any of the Company’s and the guarantors’ existing and future senior subordinated indebtedness; (3) senior in right of payment to all of the Company’s and the guarantors’ existing and future subordinated indebtedness and (4) structurally subordinated to all obligations of our subsidiaries that do not guarantee the outstanding notes. On June 15, 2005, we completed an exchange offer of these senior subordinated notes for substantially identical notes registered under the Securities Act of 1933, as amended. As of December 31, 2005, the aggregate principal amount of Notes outstanding was $275.0 million.

In connection with the refinancing of the bank borrowing and issuance of senior subordinated notes, we incurred total costs of $15,513. These costs include cash fees of $13,690 associated with these transactions, and the non-cash write-off of unamortized debt issuance costs of $1,823.

Under the terms of our credit agreement, there are certain restrictive covenants that limit the payment of cash dividends and establish minimum financial ratios. Our new senior credit facilities and the indenture governing our senior subordinated notes restrict our ability to pay dividends. In addition, our new senior credit facilities include other more restrictive covenants and prohibit us from prepaying our other indebtedness, including our new senior subordinated notes, while borrowings under our new senior credit facilities are outstanding. We were in compliance with all such covenants at December 31, 2005.

Interest Rate Instruments—As of December 31, 2004, we did not have any open interest rate agreements or obligations. As of December 31, 2005, interest rate swaps of $250.0 million were outstanding. Under the terms of the interest rate swaps, we agreed with the counterparty to exchange, at specified intervals, the difference between 3.55% from March 2005 through March 2006, 4.24% from March 2006 through March 2007, and 4.43% from March 2007 through March 2008, and the variable rate interest amounts calculated by reference to the notional principal amount. The interest rate swaps commenced in February 2005 and mature in March 2008.

Maturities of long-term debt based on minimum scheduled payments as of December 31, 2005 are as follows:

2006	$—
2007	—
2008	—
2009	—
2010	5,000
Thereafter	692,725
Total	$697,725

Note 9 – Supplemental Cash Flows Disclosure

For the purpose of preparing the consolidated financial statements, we consider all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Interest paid in the years ended December 31, 2003, 2004 and 2005 was $38,854, $36,935 and $49,987 respectively. We received a net refund of income taxes of $7,213 in the year ended December 31, 2003. We paid income taxes of $3,980 in the year ended December 31, 2004. We paid income taxes of $9,589 in the year ended December 31, 2005. During 2003, 2004 and 2005, we recorded non-cash minimum pension liability adjustments, net of tax, of $3,786, $1,001, and $13,648, respectively, as a component of Other Comprehensive Loss. We paid $179 for capital leases in the year ended December 31, 2005.

Note 10 - Pension and Other Postretirement Benefit Plans

We have funded noncontributory employee defined benefit pension plans that cover substantially all U.S. and Canadian employees (the “plans”). Employees covered under the U.S. salaried plan are eligible to participate upon the completion of one year of service and benefits are determined by their cash balance accounts, which are based on an allocation they earn each year. Employees covered under the Canadian salaried plan are eligible to participate upon the completion of two years of service and benefits are based upon career average salary and years of service. Employees covered under the hourly plans are generally eligible to participate at the time of employment and benefits are generally based on a fixed amount for each year of service. U.S. employees are vested in the plans after five years of service; Canadian hourly employees are vested after two years of service.

In addition to providing pension benefits, we also have certain unfunded health care and life insurance programs for U.S. non-bargained and Canadian employees who meet certain eligibility requirements. These benefits are provided through contracts with insurance companies and health service providers. The coverage is provided on a non-contributory basis for certain groups of employees and on a contributory basis for other groups. We pay the majority of these benefits.

As a result of an amendment to the postretirement benefit plan at one of our subsidiary facilities in 2005, we reduced our benefit obligation by $5.3 million.

We use a December 31 measurement date for all of our plans.

Obligations and Funded Status:

	Pension Benefits		Other Benefits
	2004	2005	2004	2005
Change in benefit obligation:
Benefit obligation—beginning of year	$70,944	$80,306	$24,399	$28,618
Service cost	2,704	3,639	896	1,456
Interest cost	4,292	8,130	1,464	4,186
Actuarial losses	1,087	14,693	1,659	5,784
Benefits paid	(2,913)	(6,690)	(591)	(2,974)
Foreign currency exchange rate changes	4,166	2,454	791	405
Plan amendment	—	—	—	(5,335)
Curtailment	—	—	—	678
Plan participant’s contributions	—	—	—	337
Acquisition/transfer	26	67,058	—	53,867
Benefit obligation—end of year	80,306	169,590	28,618	87,022
Change in plan assets:
Fair value of assets—beginning of year	61,743	73,944	—	—
Actual return on plan assets	5,726	9,397	—	—
Employer contribution	5,164	8,452	591	2,637
Plan participant’s contribution	—	—	—	337
Benefits paid	(2,913)	(6,690)	(591)	(2,974)
Foreign currency exchange rate changes	4,198	2,041	—	—
Acquisition/transfer	26	51,548	—	—
Fair value of assets—end of year	73,944	138,692	—	—
Reconciliation of funded status:
Unfunded status	(6,363)	(30,898)	(28,618)	(87,022)
Unrecognized actuarial loss	25,031	40,874	6,634	12,242
Unrecognized prior service cost (benefit)	5,666	5,313	(1,003)	(5,780)
Unrecognized net obligation	283	258	—	—
Net amount recognized	$24,617	$15,547	$(22,987)	$(80,560)
Amounts recognized in the statement of financial position:
Prepaid benefit cost	$24,926	—	—	—
Accrued benefit liability	(25,836)	$(30,587)	$(22,987)	$(80,561)
Intangible asset	5,998	5,651	—	—
Accumulated other comprehensive loss	19,529	40,483	—	—
Net amount recognized	$24,617	$15,547	$(22,987)	$(80,561)

The accumulated benefit obligation for the pension plan was $78,911 and $168,550 at December 31, 2004 and 2005, respectively.

At December 31, 2005, the projected benefit payments for the defined benefit pension plan and the postretirement benefit plan totaled $7,397 and $3,681 in 2006, $7,735 and $4,062 in 2007, $7,938 and $4,490 in 2008, $8,558 and $4,928 in 2009, $8,753 and $5,284 in 2010, and $52,560 and $28,686 in years 2011 through 2015, respectively. The projected payments were calculated using the same assumptions as those used to calculate the benefit obligations listed above.

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $67,607, $67,276 and $60,777 respectively, as of December 31, 2004 and $169,590, $168,550 and $138,691, respectively, as of December 31, 2005.

Components of Net Periodic Benefit Cost:

For the years ended December 31,

	Pension Benefits			Other Benefits
	2003	2004	2005	2003	2004	2005
Service cost-benefits earned during the year	$2,309	$2,704	$3,639	$774	$896	$1,456
Interest cost on projected benefit obligation	3,850	4,292	8,130	1,417	1,464	4,186
Expected return on plan assets	(4,989)	(5,762)	(10,701)	—	—	—
Prior service cost and other amortization (net)	1,373	1,649	1,827	(23)	(44)	(262)
Total net amount charged to income	$2,543	$2,883	$2,895	$2,168	$2,316	$5,380

Additional Information:

	Pension Benefits		Other Benefits
	2004	2005	2004	2005
Increase in minimum liability included in other comprehensive income	$1,575	$20,870	N/A	N/A

Actuarial Assumptions:

Assumptions used to determine benefit obligations as of December 31 were as follows:

	Pension Benefits		Other Benefits
	2004	2005	2004	2005
Discount rate	6.00%	5.42%	6.00%	5.64%
Rate of increase in future compensation levels	3.00%	3.50%	3.00%	3.50%

Assumptions used to determine net periodic benefit cost for the years ended December 31 were as follows:

	Pension Benefits		Other Benefits
	2004	2005	2004	2005
Discount rate	6.00%	5.83%	6.00%	5.66%
Rate of increase in future compensation levels	3.00%	3.00%	3.00%	3.00%
Expected long-term rate of return on assets	8.75%	8.78%	N/A	N/A

The expected long-term rate of return on assets is determined primarily by looking at past performance. In addition, management considers the long-term performance characteristics of the asset mix.

Assumed health care cost trend rates at December 31 were as follows:

	2004	2005
Health care cost trend rate assumed for next year	10.00%	11.00%
Rate to which the cost trend rate is assumed to decline	5.00%	5.16%
Year that the rate reaches the ultimate trend rate	2010	2011

The health care cost trend rate assumption has a significant effect on the amounts reported. A one-percentage point change in assumed health care cost trend rates would have the following effects on 2005:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost	$1,406	$(1,113)
Effect on postretirement benefit obligation	$10,911	$(10,215)

Plan Assets:

Our pension plan weighted-average asset allocations at December 31, 2004 and 2005, by asset category are as follows:

	2004	2005
Equity securities	73%	64%
Debt securities	23%	32%
Other	4%	4%
Total	100%	100%

Our investment objectives are (1) to maintain the purchasing power of the current assets and all future contributions; (2) to maximize return within reasonable and prudent levels of risk; (3) to maintain an appropriate asset allocation policy that is compatible with the actuarial assumptions, while still having the potential to produce positive real returns; and (4) to control costs of administering the plan and managing the investments.

Our desired investment result is a long-term rate of return on assets that is at least a 5% real rate of return, or 5% over inflation as measured by the Consumer Price Index for the U.S. plans. The target rate of return for the plans have been based upon the assumption that future real returns will approximate the long-term rates of return experienced for each asset class in our investment policy statement. Our investment guidelines are based upon an investment horizon of greater than five years, so that interim fluctuations should be viewed with appropriate perspective. Similarly, the Plan’s strategic asset allocation is based on this long-term perspective.

We believe that the plan’s risk and liquidity posture are, in large part, a function of asset class mix. Our investment committee has reviewed the long-term performance characteristics of various asset classes, focusing on balancing the risks and rewards of market behavior. Based on this and the plan’s time horizon, risk tolerances, performance expectations and asset class preferences, the following strategic asset allocation was derived:

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

While we use the same methodologies to manage the Canadian plans, the primary objective is to achieve a minimum rate of return of Consumer Price Index plus 3 over 4-year moving periods, and to obtain total fund rates of return that are in the top third over 4-year moving periods when compared to a representative sample of Canadian pension funds with similar asset mix characteristics. The asset mix for the Canadian pension fund is targeted as follows:

	Minimum	Maximum
Total Equities	40%	65%
Foreign Equities	0%	50%
Bonds and Mortgages	25%	50%
Short-Term	0%	15%

Cash Flows—We expect to contribute approximately $7,397 to our pension plans and $3,681 to our other postretirement benefit plan in 2006.

Other Plans—We also provide a 401(k) savings plan and a profit sharing plan for substantially all U.S. salaried employees. Select employees may also participate in the Accuride Executive Retirement Allowance Policy and a supplemental savings plan. Expense associated with these plans for the years ended December 31, 2003, 2004 and 2005 totaled $1.1 million, $1.6 million and $4.9 million, respectively.

Note 11 – Income Taxes

The income tax provision (benefit) from continuing operations for the years ended December 31 is as follows:

	2003	2004	2005
	Restated	Restated
	(Note 5)	(Note 5)
Current:
Federal	$(350)	$6,013	$2,092
State	78	1,526	2,271
Foreign	1,940	1,946	2,516
	1,668	9,485	6,879
Deferred:
Federal	(7,383)	4,258	16,422
State	(896)	894	1,391
Foreign	3,154	4,889	4,340
Valuation allowance	2,381	—	(823)
	(2,744)	10,041	21,330
Total	$(1,076)	$19,526	$28,209

The foreign component of pretax earnings before eliminations in 2003, 2004 and 2005 was approximately $5,203, $10,475 and $22,930, respectively.

A reconciliation of the U.S. statutory tax rate to our effective tax rate (benefit) for the years ended December 31, is as follows:

	2003	2004	2005
	Restated	Restated
	(Note 5)	(Note 5)
Statutory tax rate	(35.0)%	35.0%	35.0%
State and local income taxes (benefit)	(9.1)	3.6	3.5
Incremental foreign tax (benefit)	32.6	7.7	(1.5)
Change in valuation allowance	23.8	—	(1.0)
Reversal of previously accrued taxes	(24.9)	—	—
Other items—net	1.9	1.3	(0.5)
Effective tax rate (benefit)	(10.7)%	47.6%	35.5%

Deferred income tax assets and liabilities comprised the following at December 31:

	2004	2005
	Restated
	(Note 5)
Deferred tax assets:
Depreciation and amortization	$12,391	$10,378
Postretirement and postemployment benefits	8,587	30,856
Accrued liabilities, reserves and other	2,675	7,831
Debt transaction and refinancing costs	1,892	7,606
Inventories	—	2,685
Accrued compensation and benefits	3,313	6,698
Worker’s compensation	78	3,116
State income taxes	—	2,227
Other tax credits	1,099	2,587
Alternative minimum tax credit	1,449	379
Loss carryforwards	21,444	23,914
Valuation allowance	(4,825)	(7,541)
Total deferred tax assets	48,103	90,736
Deferred tax liabilities:
Asset basis and depreciation	14,919	43,426
Goodwill amortization	5,538	7,685
Unrealized foreign exchange gain	1,755	1,930
Pension costs	2,115	420
Inventories	1,531	—
Intangible assets	—	54,187
Other	983	3,643
Total deferred tax liabilities	26,841	111,291
Net deferred tax asset (liability)	21,262	(20,555)
Current deferred tax asset	3,671	19,245
Long-term deferred income tax asset (liability)—net	$17,591	$(39,800)

Our net operating losses, available in various tax jurisdictions at December 31, 2005 will expire through 2024. In the current year, we have recorded deferred tax assets for additional foreign and state tax credits incurred through 2005, which will expire through 2015. The alternative minimum tax credit carryforward does not expire. Realization of deferred tax assets is dependent upon taxable income within the carryforward periods available under the applicable tax laws. Although realization of deferred tax assets in excess of deferred tax liabilities is not certain, management has concluded that it is more likely than not we will realize the full benefit of deferred tax assets, except for valuation allowances related to certain state loss and state tax credit carryforwards.

We operate in multiple jurisdictions and are routinely under audit by Federal, state and international tax authorities. Exposures exist related to various filing positions that may require an extended period of time to resolve and may result in income tax adjustments by the taxing authorities. Reserves for these potential exposures that have been established represent management’s best estimate of the probable adjustments. On a quarterly basis, we evaluate the reserve amounts in light of any additional information and adjust the reserve balances as necessary to reflect the best estimate of the probable outcomes. We believe that we have established the appropriate reserve for these estimated exposures. However, actual results may differ from these estimates. The resolution of these matters in a particular future period could have an impact on our consolidated statement of operations and provision for income taxes. Included in income taxes payable as of December 31, 2004 and 2005 are $7.3 million and $19.6 million, respectively, of reserves related to federal, state and international tax matters.

In 2004, the effective tax rate increased primarily as a result of $3.2 million of incremental tax expense related to fluctuations in currency and translation adjustments and a change in management’s estimate with regard to international tax transactions.

During 2003, we completed a refinancing of the debt of our Canadian subsidiary. The transaction resulted in recognition of a $2.1 million taxable gain attributable to significant fluctuations in foreign exchange rates over the term of the original debt.

The effective tax rate recognized for foreign subsidiaries has also been significantly impacted by fluctuations in currency and translation adjustments, which are recognized differently in foreign jurisdictions.

As a result of the expiration of certain state statutes of limitation during 2003, we reversed previously accrued taxes of $2.5 million. In addition, we recorded a valuation allowance of approximately $2.4 million against deferred tax assets related to state net operating loss carryforwards, as management concluded that we will not likely realize the related tax benefits in future years.

During 2005, valuation allowances related to state net operating loss carry forwards were reduced by $0.8 million due to changes in management’s estimate of future earnings.

No provision has been made for U.S. income taxes related to undistributed earnings of our foreign subsidiaries that we intend to permanently reinvest. At December 31, 2005, Accuride Canada had $5.0 million of cumulative retained earnings.

At December 31, 2005, AdM had no cumulative retained earnings. We previously treated undistributed earnings as permanently reinvested. Accordingly, no provision for U.S. income taxes has been made for such earnings.

Note 12 – Stock Purchase and Option Plan

Effective January 21, 1998, we adopted the 1998 Stock Purchase and Option Plan for key employees of Accuride Corporation and subsidiaries (the “1998 Plan”).

The 1998 Plan provides for the issuance of shares of authorized but not issued or reacquired shares of Common Stock subject to adjustment to reflect certain events such as stock dividends, stock splits, recapitalizations, mergers or reorganizations of or by the Company. The 1998 Plan is intended to assist us in attracting and retaining employees of outstanding ability and to promote the identification of their interests with those of our stockholders. The 1998 Plan permits the issuance of Common Stock (the “1998 Plan-Purchase Stock”) and the grant of non-qualified stock options (the “1998 Plan-Options”) to purchase shares of Common Stock (the issuance of 1998 Plan Purchase Stock and the grant of the 1998 Plan Options pursuant to the 1998 Plan being a “1998 Plan Grant”). Unless sooner terminated by our Board of Directors, the 1998 Plan will expire ten years after adoption. Such termination will not affect the validity of any 1998 Plan Grant outstanding on the date of the termination.

Pursuant to the original 1998 Plan, 1,576,197 shares of our Common Stock were reserved for issuance under such plan. In May 2002, an amendment to the Stock Purchase and Option Plan was adopted, that increased the number of shares reserved for issuance under the plan to 1,918,977. No further options will be granted under our 1998 Stock Purchase and Option Plan for Employees of Accuride Corporation and Subsidiaries, which we refer to as the 1998 Plan.

1998 Plan-Purchase Stock—As of December 31, 2004 and 2003, 0 and 472,209 shares of Common Stock under the 1998 Plan Purchase Stock were outstanding under the terms of stock subscription agreements with various of our management personnel, respectively. During 2003 and 2004 no shares were repurchased as treasury stock. In 2005, 1,135 shares were repurchased as treasury stock.

2005 Incentive Plan—In connection with the IPO, we adopted the Accuride Corporation 2005 Incentive Award Plan, which we refer to as the Incentive Plan. The Incentive Plan will terminate on the earlier of ten years after it was approved by our stockholders or when the board of directors terminates the Incentive Plan. The Incentive Plan provides for the grant of incentive stock options, or ISOs, as defined in section 422 of the Internal Revenue Code of 1986, as amended, or the Code, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, or SARs, deferred stock, dividend equivalent rights, performance awards and stock payments, which we refer to collectively as Awards, to our employees, consultants and directors. Up to 1,633,988 shares of our common stock are reserved for issuance upon the grant or exercise of Awards under the Incentive Award Plan.

Employee Stock Purchase Plan—During 2005, we adopted the Accuride Corporation Employee Stock Purchase Plan, or ESPP, which is designed to allow our eligible employees and the eligible employees of our participating subsidiaries to purchase shares of common stock, at quarterly intervals, with their accumulated payroll deductions. Under the Accuride ESPP, we have reserved 653,595 shares as available to issue to all of our eligible employees as determined by the Board of Directors. The ESPP has quarterly offering periods, however payroll deductions for participants are accumulated during the quarterly offering periods. During 2005, shares were purchased at a price per share that was equal to 85% of the fair market value per share on the first day of the offering period or, if lower, 85% of the fair market value per share on the purchase date. During

2005, 99,701 shares were purchased under the ESPP. Funds to purchase an additional 27,638 shares were accumulated during the fourth quarter of 2005 and those shares were issued in early 2006. Effective January 1, 2006, the ESPP was revised so that shares will be purchased at a price per share equal to 95% of the fair market value per share on the purchase dates.

Stock Activity—The following is an analysis of stock option activity pursuant to the 1998 Plan and the 2005 Incentive Plan for the stock options outstanding at the end of the respective periods:

	Year ended December 31,
	2003		2004		2005
	Options	Weighted Average Price		Weighted Average Price	Options	Weighted Average Price
Outstanding—beginning of year	1,400,079	$4.82	1,285,398	$4.71	1,424,344	$4.53
Granted	—	—	153,660	$2.96	995,125	$9.34
Cancelled	—	—	—	—	—	—
Exercised	(1,891)	$2.96	(2,009)	$7.81	(188,617)	$6.65
Forfeited or expired	(112,790)	$6.16	(12,705)	$3.11	(159,570)	$9.00
Outstanding—end of year	1,285,398	$4.71	1,424,344	$4.53	2,071,282	$6.30
Options exercisable—end of year	819,717	$5.52	1,067,060	$4.91	1,133,754	$4.19

The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
	Shares Under Option	Weighted Average Remaining Life	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price
Range of Exercise Prices
$0.01 to $3.50	957,472	6.67	$2.96	880,592	$2.96
$7.01 to $10.50	1,045,615	7.31	8.86	253,162	8.48
$10.51 to $14.00	28,000	9.75	12.50	—	—
$14.01 to $17.50	40,195	9.67	14.92	—	—
	2,071,282	7.09	$6.30	1,133,754	4.19

All originally issued time options from the 1998 Plan vest in equal installments over a five-year period from the date of the grant. Subsequently issued time options vest over a four-year period. Performance options vest after approximately eight years, or can vest at an accelerated rate if we meet certain performance objectives. As of December 31, 2005, options outstanding from both Plans have an exercise price ranging between $2.962 and $14.92 per share and a weighted average remaining contractual life of 7.09 years.

In 2001, we offered eligible employees the opportunity to exchange performance options with an exercise price of $8.30 per share or more that were scheduled to vest in 2001 and 2002 for new options, which we granted in 2002 under the 1998 Plan. The new options vested over a period of four years and have an exercise price of $2.962 per share. In April 2002, we issued 112,349 options at $2.962 per share pursuant to the exchange agreement executed in October 2001.

During 2005, we granted 995,125 options at a weighted average strike price of $9.34 per share. These new options granted under the new Incentive Plan will feature that one half of such options will vest and become exercisable, for so long as the recipient of the options continues to provide services to us, in equal annual installments over a four-year period on each anniversary of the grant date. The other half of the options granted under the 2005 Accuride Incentive Plan will vest upon the achievement of certain annual performance objectives. The 2005 Incentive Plan will terminate on the earlier of ten years after it was approved by our stockholders or when the board of directors terminates the Incentive Plan.

Note 13 – Commitments

We lease certain plant, office space and equipment for varying periods. Management expects that in the normal course of business, expiring leases will be renewed or replaced by other leases.

Purchase commitments related to fixed assets at December 31, 2005 totaled $3.7 million. Rent expense for the years ended December 31, 2003, 2004 and 2005 was $2,879, $3,011 and $9,228, respectively. Future minimum lease payments for all non-cancelable operating leases having a remaining term in excess of one year at December 31, 2005 are as follows:

2006	$5,725
2007	4,698
2008	3,849
2009	3,012
2010	1,703
Thereafter	1,859
Total	$20,846

Note 14 – Segment Reporting

The Company consists of seven operating segments that design, manufacture and distribute components for trucks, trailers, and other vehicles. These operating segments are aggregated into a single reportable segment as they have similar economic characteristics, products and production processes, class of customer and distribution methods. We believe this segmentation is appropriate based upon management’s operating decisions and performance assessment.

Geographic Segments—We have operations in the United States, Canada, and Mexico, which are summarized below.

For Year Ended Dec. 31, 2003	United States	Canada	Mexico	Eliminations	Combined
Net sales:
Sales to unaffiliated customers—domestic	$301,548	$11,226	$30,106	$—	$342,880
Sales to unaffiliated customers—export	17,589	—	3,789	—	21,378
Total	$319,137	$11,226	$33,895	$—	$364,258
Long-lived assets	$344,641	$137,717	$33,157	$(166,184)	$349,331

For Year Ended Dec. 31, 2004	United States	Canada	Mexico	Eliminations	Combined
Net sales:
Sales to unaffiliated customers—domestic	$393,221	$18,189	$33,473	$—	$444,883
Sales to unaffiliated customers—export	45,837	—	3,288	—	49,125
Total	$439,058	$18,189	$36,761	$—	$494,008
Long-lived assets	$346,273	$136,169	$31,540	$(166,184)	$347,798

For Year Ended Dec. 31, 2005	United States	Canada	Mexico	Eliminations	Combined
Net sales:
Sales to unaffiliated customers—domestic	$1,000,549	$14,902	$41,811	$—	$1,057,262
Sales to unaffiliated customers—export	164,795	—	7,254	—	172,049
Total	$1,165,344	$14,902	$49,065	$—	$1,229,311
Long-lived assets	$909,759	$93,726	$30,796	$(166,184)	$868,097

Each geographic segment made sales to each of the three major customers in 2005 that each exceed 10% of total net sales for the years ended December 31. Sales to those customers are as follows:

	2003		2004		2005
	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales
Customer one	$72,205	19.8%	$93,898	19.0%	$213,001	17.3%
Customer two	58,657	16.1%	79,687	16.1%	184,953	15.0%
Customer three	47,806	13.1%	76,245	15.4%	143,500	11.7%
	$178,668	49.0%	$249,830	50.5%	$541,454	44.0%

Sales by product grouping for the years ended December 31, as follows:

	2003		2004		2005
	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales
Wheels	$364,258	100.0%	$494,008	100.0%	$619,985	50.4%
Wheel-end components and assemblies	—	—%	—	—%	259,923	21.1%
Truck body and chassis parts	—	—%	—	—%	146,904	12.0%
Seating assemblies	—	—%	—	—%	70,842	5.8%
Other components	—	—%	—	—%	131,657	10.7%
	$364,258	100.0%	$494,008	100.0%	$1,229,311	100.0%

Note 15 – Financial Instruments

We have determined the estimated fair value amounts of financial instruments using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have an effect on the estimated fair value amounts.

The carrying amounts of cash and cash equivalents, trade receivables, and accounts payable approximate fair value because of the relatively short maturity of these instruments. The carrying amounts and related estimated fair values for our remaining financial instruments are as follows:

	2004		2005
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Foreign Exchange Forward Contracts	$757	$757	$—	$—
Foreign Exchange Collar Options	$—	$—	$296	$296
Interest Rate Swap Contracts	$—	$—	$2,651	$2,651
Liabilities
Total Debt	$489,000	$492,733	$697,725	$700,631

Fair values relating to derivative financial instruments reflect the estimated amounts that we would receive or pay to terminate the contracts at the reporting date based on quoted market prices of comparable contracts as of December 31.

The fair value of our long-term debt has been determined on the basis of the specific securities issued and outstanding. All of our long-term debt is at variable rates at December 31, 2004 and 2005 except for the senior subordinated notes, which have a fixed interest rate of 8.50% (see Note 8).

Note 16 – Related Transactions

In connection with the TTI merger, we entered into a management services agreement with KKR and Trimaran Fund Management L.L.C., or TFM, pursuant to which we retained KKR and TFM to provide management, consulting and financial services to Accuride of the type customarily performed by investment companies to our portfolio companies. In exchange for such services, we agreed to pay an annual fee in the amount equal to $665,000 to KKR and $335,000 to TFM. In addition, we will reimburse KKR and TFM, and their respective affiliates, for all reasonable out-of-pocket expenses incurred in connection with such retention, including travel expenses and expenses of legal counsel. We may terminate the management services agreement with respect to either KKR or TFM when one or both parties no longer has the right to appoint one or more members to our board of directors pursuant to the terms of the Shareholder Rights Agreement that we entered in connection with the TTI merger. Additionally, the management services agreement will automatically terminate upon a change of control as provided in the Shareholder Rights Agreement.

Note 17 – Quarterly Data (unaudited)

The following table sets forth certain quarterly income statement information of the Company for the fiscal years ended December 31, 2004 and 2005:

	2004 Restated (Note 5)
	Q1	Q2	Q3	Q4	Total
	(Dollars in Thousands, except per share data)
Net sales	$111,401	$120,631	$123,463	$138,513	$494,008
Gross profit(2)	21,618	24,418	26,280	30,341	102,657
Operating expenses	6,371	6,418	5,758	7,003	25,550
Income from operations	15,247	18,000	20,522	23,338	77,107
Equity earnings of affiliates	138	155	148	205	646
Other expense(1)	(9,049)	(10,709)	(8,564)	(8,415)	(36,737)
Net income(2)(3)	4,564	4,329	7,062	5,535	21,490
Diluted income per share	$0.30	$0.28	$0.46	$0.36	$1.41

	2005
	Q1	Q2	Q3	Q4	Total
	(Dollars in Thousands, except per share data)
Net sales	$272,616	$342,815	$316,136	$297,744	$1,229,311
Gross profit	46,252	64,723	56,458	49,300	216,733
Operating expenses(4)	15,345	18,854	17,101	15,898	67,198
Income from operations	30,907	45,869	39,357	33,402	149,535
Equity earnings of affiliates	179	207	(8)	77	455
Other expense(1)	(32,039)	(17,526)	(9,791)	(11,196)	(70,552)
Net income	188	17,019	19,140	14,882	51,229
Diluted income per share	$0.01	$0.54	$0.55	$0.43	$1.70

(1)                                  Included in other expense are interest income, interest expense, and other income (expense), net. Included in 2005 are $20.0 million of expenses related to the refinancing (see Note 8). Those expenses totaled $19.5 million in the first quarter and $0.5 million in the second quarter.

(2)                                  Included in cost of sales for the quarter ended December 31, 2004 is $2.2 million of income representing the receipt of insurance proceeds from our 2003 business interruption relating to a fire at our Cuyahoga Falls, Ohio facility.

(3)                                  Included in net income in the quarter ended December 31, 2004 is $3.2 million of incremental tax expense relating to fluctuations in currency and translation adjustments and a change in management’s estimate with regard to international tax transactions.

(4)                                  Included in the quarterly operating expenses in 2005 is intangible amortization expense of $1.1 million, $1.2 million, $1.5 million, and $1.4 million for the four quarters of 2005, for a total of $5.2 million.

Note 18 – Valuation and Qualifying Accounts

The following table summarizes the changes in our valuation and qualifying accounts:

	Balance at Beginning of Period	Additions due to TTI Acquisition	Charges (credits) to Cost and Expenses	Recoveries	Write-Offs at end of Period	Balance
Reserves deducted in balance sheet from the asset to which applicable:
Accounts Receivable:
December 31, 2003	1,364	—	(259)	7	(290)	822
December 31, 2004	822	—	(18)	—	(289)	515
December 31, 2005	515	1,275	1,184	23	(505)	2,492

Note 19 - Contingencies

We are from time to time involved in various legal proceedings of a character normally incident to our business. We do not believe that the outcome of these proceedings will have a material adverse effect on our consolidated financial condition or results of our operations.

Our operations are subject to federal, state and local environmental laws, rules and regulations. Pursuant to our Recapitalization on January 21, 1998, we were indemnified by PDC with respect to certain environmental liabilities at our Henderson and London facilities, subject to certain limitations. Pursuant to the AKW acquisition agreement on April 1, 1999, in which Accuride purchased Kaiser Aluminum and Chemical Corporation’s (“Kaiser”) 50% interest in AKW, we have been indemnified by Kaiser with respect to certain environmental liabilities relating to the facilities leased by AKW (the “Erie Lease”). On February 12, 2002, Kaiser filed a voluntary petition in the United States Bankruptcy Court for the District of Delaware for reorganization under Chapter 11 of the United States Bankruptcy Code, which could limit our ability to pursue indemnification claims, if necessary, from Kaiser. Management does not believe that the outcome of any environmental proceedings will have a material adverse effect on the consolidated financial condition or results of our operations.

As of December 31, 2005, we had an environmental reserve of approximately $2.7 million, related primarily to TTI’s foundry operations. This reserve is based on current cost estimates and does not reduce estimated expenditures to net present value, but does take into account the benefit of a contractual indemnity given to us by a prior owner of our wheel-end subsidiary. We cannot assure you, however, that the indemnitor will fulfill its obligations, and the failure to do so could result in future costs that may be material. Any cash expenditures required by us or our subsidiaries to comply with applicable environmental laws and/or to pay for any remediation efforts will not be reduced or otherwise affected by the existence of the environmental reserve. We currently anticipate spending approximately $0.2 million per year in 2006 through 2010 for monitoring the various environmental sites associated with the environmental reserve, including attorney and consultant costs for strategic planning and negotiations with regulators and other potentially responsible parties, and payment of remedial investigation costs. Based on all of the information presently available to us, we believe that our environmental reserves will be adequate to cover the future costs related to the sites associated with the environmental reserves, and that any additional costs will not have a material adverse effect on our financial condition, results of operations or cash flows. However, the discovery of additional sites, the modification of existing or promulgation of new laws or regulations, more vigorous enforcement by regulators, the imposition of joint and several liability under CERCLA or analogous state laws, or other unanticipated events could also result in such a material adverse effect.

The final Iron and Steel Foundry National Emission Standard for Hazardous Air Pollutants, or NESHAP, was developed pursuant to Section 112(d) of the Clean Air Act and requires all major sources of hazardous air pollutants to install controls representative of maximum achievable control technology. We are evaluating the applicability of the Iron and Steel Foundry NESHAP to our foundry operations. If applicable, compliance with the Iron and Steel Foundry NESHAP may result in future significant capital costs, which we currently expect to be approximately $5 million in total during the period 2006 through 2007.

The Company provides product warranties in conjunction with certain product sales. Generally, sales are accompanied by a 1- to 5-year standard warranty. These warranties cover factors such as non-conformance to specifications and defects in material and workmanship.

Estimated standard warranty costs are recorded in the period in which the related product sales occur. The warranty liability recorded at each balance sheet date in other current liabilities reflects the estimated number of months of warranty coverage outstanding for products delivered times the average of historical monthly warranty payments, as well as additional amounts for certain major warranty issues that exceed a normal claims level. Warranty payments for the years ending December 31, 2003 and 2004 were not material. The following table summarizes product warranty activity recorded for the year ended December 31, 2005:

2005
Balance—beginning of year	$25
Additions due to TTI acquisition	891
Provision for new warranties	2,207
Payments	(1,749)
Balance—end of year	$1,374

Note 21—Guarantor and Non-guarantor Financial Statements

Our 8½% Senior Subordinated Notes due 2015 are fully and unconditionally guaranteed, on a joint and several basis, by substantially all of our wholly-owned domestic subsidiaries (“Subsidiary Guarantors”). The non-guarantor subsidiaries are our foreign subsidiaries. The following condensed financial information illustrates the composition of the combined Subsidiary Guarantors:

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)	December 31, 2004 Restated (Note 5)
	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
ASSETS
Current Assets	$134,716	$63,968	$(776)	$197,908
Property, plant, and equipment, net	96,727	108,642	—	205,369
Other non-current assets	285,952	40,252	(166,184)	160,020
TOTAL	$517,395	$212,862	$(166,960)	$563,297
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current Liabilities	$58,489	$33,632	—	92,121
Long term debt, net	461,780	25,000	—	486,780
Deferred income taxes	(16,305)	16,305	—	—
Other non-current liabilities	21,662	8,515	—	30,177
Stockholders’ equity (deficiency)	(8,231)	129,410	$(166,960)	(45,781)
TOTAL	$517,395	$212,862	$(166,960)	$563,297

	December 31, 2005
	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
ASSETS
Current Assets	$272,959	$82,168	$(2,870)	$352,257
Property, plant, and equipment, net	214,921	103,051	—	317,972
Other non-current assets	694,838	21,471	$(166,184)	550,125
TOTAL	$1,182,718	$206,690	$(169,054)	$1,220,354
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current Liabilities	$162,778	$36,481	$(1,673)	$197,586
Long term debt, net	692,725	5,000	—	697,725
Deferred income taxes	31,091	8,709	—	39,800
Other non-current liabilities	96,601	12,899	—	109,500
Stockholders’ equity (deficiency)	199,523	143,601	(167,381)	175,743
TOTAL	$1,182,718	$206,690	$(169,054)	$1,220,354

	Year ended December 31, 2003 Restated (Note 5)
	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net Sales	$392,918	$198,710	$(227,370)	$364,258
Cost of Goods Sold	342,720	186,451	(227,370)	301,801
Gross Profit	50,198	12,259	—	62,457
Operating Expenses	23,134	784	—	23,918
Income from operations	27,064	11,475	—	38,539
Other income (expense):
Interest income (expense), net	(45,713)	(4,164)	—	(49,877)
Equity in earnings of affiliates	485	—	—	485
Other income (expense), net	2,932	(2,107)	—	825
Income (loss) before income taxes	(15,232)	5,204	—	(10,028)
Income tax provision (benefit)	(6,170)	5,094	—	(1,076)
Net income (loss)	$(9,062)	$110	$—	$(8,952)

	Year ended December 31, 2004 Restated (Note 5)
	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net Sales	$536,709	$240,165	$(282,866)	$494,008
Cost of Goods Sold	448,757	225,017	(282,423)	391,351
Gross Profit	87,952	15,148	(443)	102,657
Operating Expenses	24,746	804	—	25,550
Income (loss) from operations	63,206	14,344	(443)	77,107
Other income (expense):
Interest income (expense), net	(33,468)	(3,377)	—	(36,845)
Equity in earnings of affiliates	646	—	—	646
Other income (expense), net	463	(355)	—	108
Income (loss) before income taxes	30,847	10,612	(443)	41,016
Income tax provision	13,443	6,083	—	19,526
Net income (loss)	$17,404	$4,529	$(443)	$21,490

	Year ended December 31, 2005
	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net Sales	$1,334,506	$313,574	$(418,769)	$1,229,311
Cost of Goods Sold	1,145,795	285,131	(418,348)	1,012,578
Gross Profit	188,711	28,443	(421)	216,733
Operating Expenses	66,340	858	—	67,198
Income (loss) from operations	122,371	27,585	(421)	149,535
Other income (expense):
Interest income (expense), net	(66,822)	(4,295)	—	(71,117)
Equity in earnings of affiliates	455	—	—	455
Other income (expense), net	926	(361)	—	565
Income (loss) before income taxes	56,930	22,929	(421)	79,438
Income tax provision	21,353	6,856	—	28,209
Net income (loss)	$35,577	$16,073	$(421)	$51,229

	Year ended December 31, 2003 Restated (Note 5)
	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used by) operating activities	$(37,841)	$46,805	$—	$8,964
Net cash provided by (used by) investing activities	(6,577)	(14,095)	—	(20,672)
Net cash provided by (used by) financing activities	46,284	(33,150)	—	13,134
Increase (decrease) in cash and cash equivalents	986	440	—	1,426
Cash and cash equivalents, beginning of year	25,543	15,723	—	41,266
Cash and cash equivalents, end of year	$26,529	$16,163	$—	$42,692

	Year ended December 31, 2004 Restated (Note 5)
	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used by) operating activities	$36,923	$21,406	$—	$58,329
Net cash provided by (used by) investing activities	(17,542)	(9,730)	—	(27,272)
Net cash provided by (used by) financing activities	(1,906)	—	—	(1,906)
Increase (decrease) in cash and cash equivalents	17,475	11,676	—	29,151
Cash and cash equivalents, beginning of year	26,529	16,163	—	42,692
Cash and cash equivalents, end of year	$44,004	$27,839	$—	$71,843

	Year ended December 31, 2005
	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used by) operating activities	$57,483	$34,432	$—	$91,915
Net cash provided by (used by) investing activities	(41,314)	(6,292)	—	(47,606)
Net cash provided by (used by) financing activities	(47,737)	(20,000)	—	(67,737)
Increase (decrease) in cash and cash equivalents	(31,568)	8,140	—	(23,428)
Cash and cash equivalents, beginning of year	44,004	27,839	—	71,843
Cash and cash equivalents, end of year	$12,436	$35,979	$—	$48,415