Form 10-Q
period 2006-03-31
ACCURIDE CORP
filed 2006-05-05
CIK 817979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

As of May 3, 2006, 34,089,885 shares of Accuride Corporation common stock, par value $.01 per share, were outstanding.

ACCURIDE CORPORATION

Table of Contents

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Balance Sheets as of December 31, 2005 and March 31, 2006 (Unaudited)

Consolidated Statements of Income for the Three Months Ended March 31, 2005 (Unaudited) and 2006 (Unaudited)

Consolidated Statement of Stockholders’ Equity for the Three Months Ended March 31, 2006 (Unaudited)

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2005 (Unaudited) and 2006 (Unaudited)

Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Item 6.	Exhibits

Signatures

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ACCURIDE CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
(In thousands, except for per share data)	2005	2006
		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$48,415	$25,378
Customer receivables, net of allowance for doubtful accounts of $2,492 and $2,329 in 2005 and 2006, respectively	132,357	185,070
Other receivables	9,564	9,842
Inventories	118,896	117,644
Supplies	17,426	18,278
Deferred income taxes	19,245	19,178
Prepaid expenses and other current assets	6,354	8,802
Total current assets	352,257	384,192

PROPERTY, PLANT AND EQUIPMENT—Net	317,972	314,024

OTHER ASSETS:
Goodwill	395,986	395,986
Other intangible assets	140,954	139,570
Investment in affiliates	3,208	3,423
Deferred financing costs, net of accumulated amortization of $1,104 and $1,483 in 2005 and 2006, respectively	9,395	9,016
Other	582	768
TOTAL	$1,220,354	$1,246,979

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$114,990	$118,592
Accrued payroll and compensation	27,092	22,594
Accrued interest payable	11,385	5,282
Income taxes payable	12,726	18,810
Accrued and other liabilities	31,393	34,457
Total current liabilities	197,586	199,735
LONG-TERM DEBT	697,725	697,725
DEFERRED INCOME TAXES	39,800	43,311
OTHER POSTRETIREMENT BENEFIT PLAN LIABILITY	80,562	81,608
PENSION BENEFIT PLAN LIABILITY	24,916	24,111
OTHER LIABILITIES	4,022	3,878
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 5,000 shares authorized and unissued	—	—
Common Stock, $0.01 par value; 100,000 shares authorized, 33,986 and 34,143 shares issued, and 33,910 and 34,067 shares outstanding in 2005 and 2006, respectively	339	341
Additional paid-in-capital	235,768	237,001
Treasury stock — 76 shares at cost in 2005 and 2006	(751)	(751)
Accumulated other comprehensive (loss)	(25,823)	(26,225)
Retained earnings (deficit)	(33,790)	(13,755)
Total stockholders’ equity	175,743	196,611
TOTAL	$1,220,354	$1,246,979

See notes to consolidated financial statements.

ACCURIDE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
(in thousands except per share data)	2005	2006

NET SALES	$272,616	$359,925
COST OF GOODS SOLD	229,733	303,911
GROSS PROFIT	42,883	56,014
OPERATING EXPENSES:
Selling, general and administrative	11,976	13,689
INCOME FROM OPERATIONS	30,907	42,325
OTHER INCOME (EXPENSE):
Interest income	81	49
Interest expense	(12,548)	(11,679)
Loss on extinguishment of debt	(5,072)	—
Refinancing costs	(14,366)	—
Equity in earnings of affiliates	179	215
Other income (expense)—net	(134)	602
INCOME (LOSS) BEFORE INCOME TAXES	(953)	31,512
INCOME TAX PROVISION (BENEFIT)	(1,141)	11,477
NET INCOME	$188	$20,035
Weighted average common shares outstanding—basic	19,968	33,982
Basic income per share	$0.01	$0.59
Weighted average common shares outstanding—diluted	20,676	34,526
Diluted income per share	$0.01	$0.58

See notes to consolidated financial statements.

ACCURIDE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands)	Comprehensive Income	Common Stock and Additional Paid-in- Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Stockholders’ Equity
Balance—January 1, 2006	—	$236,107	$(751)	$(25,823)	$(33,790)	$175,743
Net income	$20,035	—	—	—	20,035	20,035
Exercise of stock options	—	1,135	—	—	—	1,135
Non-cash stock-based compensation	—	100	—	—	—	100
Other comprehensive income:
Recognition of unrealized loss on foreign currency hedges (net of tax)	(402)	—	—	(402)	—	(402)
Comprehensive income	$19,633
Balance—March 31, 2006		$237,342	$(751)	$(26,225)	$(13,755)	$196,611

See notes to unaudited consolidated financial statements.

ACCURIDE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(In thousands)	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$188	$20,035
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	8,780	10,426
Amortization — deferred financing costs	266	379
Amortization — other intangible assets	1,137	1,384
Loss on extinguishment of debt	3,369	—
Gain on disposal of assets	(7)	(20)
Deferred income taxes	(3,059)	3,578
Equity in earnings of affiliated companies	(179)	(215)
Non-cash stock-based compensation	—	100
Changes in certain assets and liabilities, net of effects from acquisition:
Receivables	(37,483)	(52,991)
Inventories and supplies	(4,416)	400
Prepaid expenses and other assets	(1,258)	(3,213)
Accounts payable	3,242	3,602
Accrued and other liabilities	(9,869)	(791)
Net cash used in operating activities	(39,289)	(17,326)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(3,103)	(6,533)
Cash distribution from affiliate — AOT	1,000	—
Cash distribution from investment — Trimont	—	177
Net cash used in investing activities	(2,103)	(6,356)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	825,000	—
Payments on long-term debt	(828,731)	—
Increase in revolving credit advance	—	20,000
Decrease in revolving credit advance	—	(20,000)
Deferred financing fees	(9,906)	—
Proceeds from employee stock option and stock purchase plans	—	645
Net cash provided by (used in) financing activities	(13,637)	645
DECREASE IN CASH AND CASH EQUIVALENTS	(55,029)	(23,037)
CASH AND CASH EQUIVALENTS—Beginning of period	71,843	48,415
CASH AND CASH EQUIVALENTS—End of period	$16,814	$25,378

See notes to consolidated financial statements.

ACCURIDE CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005 AND MARCH 31, 2006 AND FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2006

(UNAUDITED) (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Note 1 —Summary of Significant Accounting Policies

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

The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006.  The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto disclosed in Accuride’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Derivative Financial Instruments — We use derivative financial instruments as part of our overall risk management strategy as further described under Item 7A of the 2005 Annual Report on Form 10-K.  The derivative instruments used from time to time include interest rate, foreign exchange, and commodity price instruments.  All derivative instruments designated as hedges are recognized on the balance sheet at their estimated fair value.

Interest Rate Instruments — We entered into interest rate swap agreements in the first quarter of 2005 as a means of fixing the interest rate on portions of our floating-rate debt.  The total notional amount of outstanding interest rate swaps at March 31, 2006 was $250 million, maturing in March of 2007 and 2008.  Included as a reduction to interest expense for the three months ended March 31, 2006 are realized gains of $0.7 million and unrealized gains of $1.3 million.  Included as a reduction to interest expense for the three months ended March 31, 2005 are unrealized gains of $1.5 million.

Foreign Exchange Instruments — From time to time we use foreign currency forward contracts and option contracts to limit foreign exchange risk on anticipated but not yet committed transactions expected to be denominated in Canadian dollars and are following the guidance under Derivative Implementation Group (“DIG”) item G20 to account for the option contracts.  As these contracts have been designated as cash flow hedges, unrealized gains or losses will be deferred in Other Comprehensive Income (See Note 9) with only realized gains or losses reflected in current period earnings as Cost of Goods Sold.  To the extent that any of these contracts are not completely effective in offsetting the change in the value of the anticipated transactions being hedged, any changes in fair value relating to the ineffective portion of these contracts will be immediately recognized in Cost of Goods Sold.  At March 31, 2006, we had no open foreign exchange forward or option contracts.

Earnings Per Common Share — Basic and diluted earnings per common share were computed as follows:

	For the Three Months Ended March 31,
	2005	2006
Numerator:
Net income	$188	$20,035
Denominator:
Weighted average shares outstanding — Basic	19,968	33,982
Effect of dilutive stock awards	708	544
Weighted average shares outstanding — Diluted	20,676	34,526
Basic earnings per common share	$0.01	$0.59
Diluted earnings per common share	$0.01	$0.58

All outstanding options other than 313,334 performance options for which the targets have not been established or achieved were included in the calculation of diluted earnings per share for both periods.

Stock-Based Compensation—As described in Note 8, we maintain stock-based compensation plans which allow for the issuance of nonqualified stock options to officers, other key employees, and to members of our Board of Directors who are not employees.  We also maintain an employee stock purchase plan that provides for the issuance of shares to all eligible employees at a discounted price.  Prior to 2006, we accounted for the plans under the recognition and measurement provisions under APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations (APB 25).  Accordingly, because all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of grant, no compensation expense related to employee stock options was recognized.  Also, as the employee stock purchase plan was considered non-compensatory, no compensation expense related to this plan was recognized.  Effective January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment.  Under the modified prospective method of adoption, compensation expense related to stock options is recognized beginning in 2006, but compensation expense in 2005 related to stock options continues to be disclosed on a pro forma basis only.  SFAS No. 123(R) requires that forfeitures be estimated over the vesting period of an award, rather than be recognized as a reduction of compensation expense at the time of the actual forfeiture.

The following table illustrates the effect on income and earnings per share if we had applied the fair value recognition provisions to stock-based employee compensation in 2005.

For the Three Months Ended March 31, 2005
Net income as reported	$188
Deduct: Total stock-based employee compensation expense determined under the fair value based method, net of related tax effects	(21)
Pro forma net income	$167

Earnings per share-as reported:
Basic	$0.01
Diluted	$0.01

Earnings per share-pro forma:
Basic	$0.01
Diluted	$0.01

Recent Accounting Adoptions — SFAS No. 123 (revised 2004)— In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment.  SFAS No. 123(R) is a revision of SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and our related implementation guidance.  The statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost is to be recognized over the period during which an employee is required to provide service in exchange for the award.  Accuride adopted SFAS No. 123(R) as of January 1, 2006 and recorded $0.1 million of pre-tax compensation expense in the three months ended March 31, 2006.

SFAS No. 151—In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Accuride adopted SFAS No. 151 as of January 1, 2006.  There was no impact on our 2006 consolidated financial statements.

SFAS No. 153—In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Accuride adopted SFAS No. 153 as of January 1, 2006.  There was no impact on our 2006 consolidated financial statements.

Reclassifications — Certain amounts in the first quarter of the 2005 consolidated statements of income have been reclassified to conform to the 2006 presentation. Included in these reclassifications are certain costs totaling $3.4 million for the three months ended March 31, 2005 that have been reclassified from selling, general and administrative expenses to cost of goods sold. These reclassifications do not have any impact on 2005 net income and are immaterial to the consolidated statements of income.

Note 2 - Acquisition

On January 31, 2005, we completed our acquisition of Transportation Technologies Industries, Inc. (TTI).  Accuride Corporation issued 7,964,238 shares of common stock in exchange for the assets of TTI.  The transaction was accounted for using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations, and accordingly, the operating results of TTI have been included with those of the Company subsequent to January 31, 2005.  The following unaudited pro forma information presents results as if the acquisition had occurred on January 1, 2005 and includes the interest savings resulting from the issuance of new debt:

For the Three Months Ended March 31, 2005 Pro Forma
Net sales	$326,946
Net income	$1,490
Earnings per share:
Weighted average shares outstanding - basic	22,623

Pro forma net income —basic	$0.07

Weighted average shares outstanding - diluted	23,331

Pro forma net income —diluted	$0.06

The unaudited pro forma information presented above for the three months ended March 31, 2005 has been provided for comparative purposes only and does not purport to reflect the actual results that would have been reported had the TTI acquisition been consummated at the beginning of period presented. Additionally, such pro forma financial information does not purport to represent results that may occur in the future.

Note 3 — Inventories

Inventories are stated at the lower of cost or market.  We review inventory on hand and write down excess and obsolete inventory based on our assessment of future demand and historical experience.  The components of inventory on a FIFO basis are as follows:

	December 31, 2005	March 31, 2006
Raw materials	$34,213	$34,470
Work in process	36,279	38,897
Finished manufactured goods	48,404	44,277
Total inventories, net	$118,896	$117,644

Note 4 — Stock Split

In April 2005, we effected a 591-for-one stock split and increased the authorized common stock to 100 million shares.  The effect of this stock split was to transfer $147, representing the par value of additional shares issued, from additional paid-in capital to common stock.  All numbers of common shares and per share data in the accompanying consolidated financial statements and related notes have been retroactively adjusted to give effect to the stock split.

Note 5 — Initial Public Offering

On April 26, 2005, we completed an initial public offering of our common stock and Accuride Corporation’s common stock commenced trading on the New York Stock Exchange.  Net proceeds from the initial public offering were $89.6 million.  The proceeds were used to repay a portion of the Term B Loan facility.

Note 6 —Intangible Assets and Excess of Purchase Price Over Net Assets Acquired, Net

SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, have been applied to the TTI transaction (See Note 2).  Accordingly, the tangible and identifiable intangible assets and liabilities were adjusted to fair values with the remainder of the purchase price recorded as goodwill.  Additionally, goodwill and indefinite lived intangibles assets (trade names) are not amortized but are reviewed for impairment at least annually or more frequently if impairment indicators arise.  The summary of goodwill and other intangible assets is as follows:

	Weighted Average	As of December 31, 2005			As of March 31, 2006
	Useful Lives	Gross Amount	Accumulated Amortization	Carrying Amount	Gross Amount	Accumulated Amortization	Carrying Amount

Goodwill	—	$395,986	—	$395,986	$395,986	—	$395,986
Other Intangible Assets:
Non-compete Agreements	3.0	2,379	204	$2,174	2,379	405	$1,973
Trade Names	—	38,080	—	38,080	38,080	—	38,080
Technology	14.7	33,540	2,100	31,440	33,540	2,673	30,867
Customer Relationships	29.6	71,500	2,240	69,260	71,500	2,850	68,650
		$145,499	$4,544	$140,954	$145,499	$5,928	$139,570

We estimate that aggregate amortization expense for 2006 and 2007 will be approximately $5,500 each year with 2008 at $5,300 and 2009 and 2010 at approximately $4,700 each year.

Note 7 — Supplemental Cash Flow Disclosure

During the three months ended March 31, 2005 and 2006, Accuride paid $16,462 and $18,815 for interest.  During these same time periods, Accuride paid $900 and $1,164 for income taxes, respectively.  The acquisition of TTI, consisting of net assets of $100,327, on January 31, 2005 was a non-cash, stock transaction (See Note 2 for discussion of acquisition).

Note 8 — Stock-Based Compensation Plans

Effective January 21, 1998, we adopted the 1998 Stock Purchase and Option Plan for key employees of Accuride Corporation and subsidiaries (the “1998 Plan”). The 1998 Plan permitted the issuance of Common Stock and the grant of non-qualified stock options to purchase shares of Common Stock.  No further options will be granted under the 1998 Plan.  In connection with the initial public offering of 11,000,000 shares of our common stock in 2005, we adopted the Accuride 2005 Incentive Award Plan, which we refer to as the Incentive Plan, and the Accuride Employee Stock Purchase Plan, or ESPP.  The Incentive Plan will terminate on the earlier of ten years after it was approved by our stockholders or when the board of directors terminates the Incentive Plan.  Up to 1,633,988 shares of our common stock are reserved for issuance upon the grant or exercise of awards under the Incentive Award Plan.  Under the Accuride ESPP, we have reserved 653,595 shares as available to issue to all of our eligible employees as determined by the Board of Directors. The ESPP has quarterly offering periods, however payroll deductions for participants are accumulated during the quarterly offering periods.   During 2005, shares were purchased at a price per share that was equal to 85% of the fair market value per share on the first day of the offering period or, if lower, 85% of the fair market value per share on the purchase date.  Effective January 1, 2006, the ESPP was revised so that shares will be purchased at a price per share equal to 95% of the fair market value per share on the purchase dates.  During the three months ended March 31, 2006, 27,638 shares were purchased under the ESPP.  Payroll amounts were withheld during that same period to purchase 20,186 shares in April 2006.  We generally issue new shares to satisfy issuances of shares under our stock-based compensation plans.

In determining the estimated fair value of our stock options as of the grant date, we used the Black-Scholes option-pricing model with the assumptions illustrated in the table below.  There were no options granted in the three months ended March 31, 2005.

For the Three Months Ended March 31, 2006
Expected Dividend Yield	0.0%
Expected Volatility in Stock Price	42.6%
Risk-Free Interest Rate	5.1%
Expected Life of Stock Awards	7.0 years
Weighted-Average Fair Value at Grant Date	$6.38

In the three months ended March 31, 2006, $0.1 million of pre-tax compensation expense was recognized.  The total income tax benefit recognized for stock-based compensation in the statement of income for the three months ended March 31, 2006 was immaterial.  As of March 31, 2006, there was approximately $2.5 million of unrecognized compensation expense related to performance and service options that will be recognized over a weighted-average period of 2.9 years.  There were no performance or service options that vested in the three months ended March 31, 2006.  If the new provisions of SFAS No. 123(R) had been in effect for the three months ended March 31, 2005, there would have been an immaterial difference in compensation expense.

Performance Options — We award performance options to officers and other key employees under the 2005 Plan.  Under these awards, a number of shares will be granted to each participant based upon the attainment of the applicable targets established under our incentive compensation plan approved by the Compensation Committee.  Certain outstanding performance options are applicable to performance measurement periods in future fiscal years.  Performance options generally vest over four years and have 10-year contractual terms.  A summary of performance option activity under the 2005 Incentive Award Plan during the three months ended March 31, 2006 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Performance options outstanding at December 31, 2005	417,778	$9.40
Granted	—	—
Exercised	—	—
Forfeited	—	—
Performance options outstanding at March 31, 2006	417,778	$9.40	9.1 years	$959
Performance options exercisable at March 31, 2006	—	—	—	—

Service Options - We grant options to officers, other key employees, and members of our Board of Directors under the 2005 Plan as consideration for service.  Options granted generally vest annually over a four year period.  Service options generally vest over four years and have 10-year contractual terms.  A summary of service option activity under the 2005 Incentive Award Plan during the three months ended March 31, 2006 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Service options outstanding at December 31, 2005	1,653,505	$5.51
Granted	68,970	$12.10
Exercised	(129,827)	$3.32		$1,042
Forfeited	—	—
Service options outstanding at March 31, 2006	1,592,648	$5.98	6.5 years	$8,925
Service options exercisable at March 31, 2006	1,003,927	$4.30	5.3 years	$7,221

We realized in additional-paid-in-capital a tax benefit of $402 during the three months ended March 31, 2006 for the stock options exercised during that period.

Note 9 — Comprehensive income is summarized as follows:

	For the Three Months Ended March 31,
	2005	2006
Net income	$188	$20,035
Other comprehensive income (net of tax)
Unrealized gain (loss) on derivatives	118	(402)
Minimum pension liability adjustment	51	—
Total comprehensive income	$357	$19,633

Included in other comprehensive income for the three months ended March 31, 2005 and 2006 are unrealized gains and losses on derivatives that have been designated as cash flow hedges in accordance with SFAS No. 133, as further described in Note 1.  The remaining component included in other comprehensive income is the minimum pension liability adjustment related to fluctuations of the Canadian dollar and translation of our Canadian pension plans.

Note 10 — Pension and Other Postretirement Benefit Plans

Components of Net Periodic Benefit Cost for the three months ended March 31:

	Pension Benefits		Other Benefits
	2005	2006	2005	2006
Service cost-benefits earned during the year	$1,113	$1,118	$491	$388
Interest cost on projected benefit obligation	2,363	2,278	1,127	1,207
Expected return on plan assets	(3,055)	(2,954)	—	—
Prior service cost and other amortization (net)	693	718	105	(33)
Net amount charged to income	$1,114	$1,160	$1,723	$1,562

The 2005 data reflects the acquisition of TTI as of January 31, 2005.

Employer Contributions- As of March 31, 2006, $1,959 has been contributed to our sponsored pension plans.  We presently anticipate contributing an additional $7,839 to fund our pension plans in 2006 for a total of $9,798.

Note 11 — Guarantor and Non-guarantor Financial Statements

Our 8 1/2% Senior Subordinated Notes due 2015 are fully and unconditionally guaranteed, on a joint and several basis, by substantially all of our wholly-owned domestic subsidiaries (“Subsidiary Guarantors”).  The non-guarantor subsidiaries are our foreign subsidiaries.  The following condensed financial information illustrates the composition of the combined Subsidiary Guarantors:

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (IN THOUSANDS)

	December 31, 2005
	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets	$272,959	$82,168	$(2,870)	$352,257
Property, plant, and equipment, net	214,921	103,051	—	317,972
Other non-current assets	694,838	21,471	(166,184)	550,125
TOTAL	$1,182,718	$206,690	$(169,054)	$1,220,354
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$162,778	$36,481	$(1,673)	$197,586
Long-term debt	692,725	5,000	—	697,725
Deferred income taxes	31,091	8,709	—	39,800
Other non-current liabilities	96,601	12,899	—	109,500
Stockholders’ equity	199,523	143,601	(167,381)	175,743
TOTAL	$1,182,718	$206,690	$(169,054)	$1,220,354

	March 31, 2006
	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets	$311,097	$75,176	$(2,081)	$384,192
Property, plant, and equipment, net	212,850	101,174	—	314,024
Other non-current assets	693,553	21,394	(166,184)	548,763
TOTAL	$1,217,500	$197,744	$(168,265)	$1,246,979
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$158,719	$41,916	$(900)	$199,735
Long-term debt	692,725	5,000	—	697,725
Deferred income taxes	33,938	9,373	—	43,311
Other non-current liabilities	96,710	12,887	—	109,597
Stockholders’ equity	235,408	128,568	(167,365)	196,611
TOTAL	$1,217,500	$197,744	$(168,265)	$1,246,979

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (IN THOUSANDS)

	Three Months Ended March 31, 2005
	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net Sales	$310,138	$78,938	$(116,460)	$272,616
Cost Of Goods Sold	272,879	72,995	(116,141)	229,733
Gross Profit	37,259	5,943	(319)	42,883
Operating Expenses	12,356	186	(566)	11,976
Income From Operations	24,903	5,757	247	30,907
Other Income (Expense):
Interest income (expense), net	(30,576)	(1,329)	—	(31,905)
Equity in earnings of affiliates	179	—	—	179
Other income (expense), net	(122)	(12)	—	(134)
Income (Loss) Before Income Taxes	(5,616)	4,416	247	(953)
Income Tax Provision (Benefit)	(2,276)	1,135	—	(1,141)
Net Income (Loss)	$(3,340)	$3,281	$247	$188

	Three Months Ended March 31, 2006
	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net Sales	$388,584	$92,719	$(121,378)	$359,925
Cost Of Goods Sold	342,443	82,862	(121,394)	303,911
Gross Profit	46,141	9,857	16	56,014
Operating Expenses	13,501	188	—	13,689
Income From Operations	32,640	9,669	16	42,325
Other Income (Expense):
Interest income (expense), net	(10,790)	(840)	—	(11,630)
Equity in earnings of affiliates	215	—	—	215
Other income (expense), net	(229)	831	—	602
Income Before Income Taxes	21,836	9,660	16	31,512
Income Tax Provision	8,382	3,095	—	11,477
Net Income	$13,454	$6,565	$16	$20,035

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (IN THOUSANDS)

	Three Months Ended March 31, 2005
	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$(22,613)	$(16,676)	—	$(39,289)
Net cash provided by (used in) investing activities	(1,440)	(663)	—	(2,103)
Net cash provided by (used in) financing activities	(13,495)	(142)	—	(13,637)
Increase (decrease) in cash and cash equivalents	(37,548)	(17,481)	—	(55,029)
Cash and cash equivalents, beginning of period	14,852	27,840	—	71,843
Cash and cash equivalents, end of period	$(22,696)	$10,359	—	$16,814

	Three Months Ended March 31, 2006
	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$(7,433)	$(9,893)	—	$(17,326)
Net cash provided by (used in) investing activities	(5,378)	(978)	—	(6,356)
Net cash provided by (used in) financing activities	645	—	—	645
Increase (decrease) in cash and cash equivalents	(12,166)	(10,871)	—	(23,037)
Cash and cash equivalents, beginning of period	12,436	35,979	—	48,415
Cash and cash equivalents, end of period	$270	$25,108	—	$25,378

Note 12 — Contingencies

We are from time to time involved in various legal proceedings of a character normally incident to our business. We do not believe that the outcome of these proceedings will have a material adverse effect on our consolidated financial condition or results of our operations.

As of March 31, 2006, we had an environmental reserve of approximately $2.7 million, related primarily to TTI’s foundry operations. This reserve is based on current cost estimates and does not reduce estimated expenditures to net present value, but does take into account the benefit of a contractual indemnity given to us by a prior owner of our wheel-end subsidiary. We cannot assure you, however, that the indemnitor will fulfill its obligations, and the failure to do so could result in future costs that may be material. Any cash expenditures required by us or our subsidiaries to comply with applicable environmental laws and/or to pay for any remediation efforts will not be reduced or otherwise affected by the existence of the environmental reserve. We currently anticipate spending approximately $0.2 million per year in 2006 through 2010 for monitoring the various environmental sites associated with the environmental reserve, including attorney and consultant costs for strategic planning and negotiations with regulators and other potentially responsible parties, and payment of remedial investigation costs.  Based on all of the information presently available to us, we believe that our environmental reserves will be adequate to cover the future costs related to the sites associated with the environmental reserves, and that any additional costs will not have a material adverse effect on our financial condition, results of operations or cash flows.  However, the discovery of additional sites, the modification of existing or the promulgation of new laws or regulations, more vigorous enforcement by regulators, the imposition of joint and several liability under CERCLA or analogous state laws, or other unanticipated events could also result in such a material adverse effect.

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

In addition, pursuant to the Recapitalization of the Company on January 21, 1998, we were indemnified by Phelps Dodge Corporation with respect to certain environmental liabilities at our Henderson and London facilities, subject to certain limitations. At the Erie, Pennsylvania facility, we have obtained an environmental insurance policy to provide coverage with respect to certain environmental liabilities. Management does not believe that the outcome of any environmental proceedings will have a material adverse effect on our consolidated financial condition or results of operations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the consolidated financial statements and notes included in Item 1 of Part I of this report on Form 10-Q.  Except for the historical information contained herein, this report on Form 10-Q contains forward-looking statements that involve risks and uncertainties.  Our actual results may differ materially from those indicated by such forward-looking statements.

Overview

The commercial vehicle market continued to gain strength during the first three months of 2006.  Freight growth, improved fleet profitability, aging equipment, high equipment utilization, and economic strength continue to drive demand for new vehicles.  Current industry forecasts by analysts, including America’s Commercial Transportation (“ACT”) Publications, predict that the North American commercial vehicle industry will continue to be strong throughout 2006.

On January 31, 2005, pursuant to the terms of an agreement and plan of merger, one of our wholly-owned subsidiaries was merged with and into TTI, resulting in TTI becoming a wholly-owned subsidiary of Accuride.

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

On April 26, 2005, our common stock commenced trading on the New York Stock Exchange.  We used net proceeds of approximately $89.6 million from the sale of 11.0 million shares of common stock in our initial public offering to repay a portion of our Term Loan B Facility.  For the twelve months of 2005, we reduced our senior debt by $155.4 million, including $65.8 million of cash from operations and the $89.6 million of proceeds from the IPO.

Net sales for the three months ended March 31, 2006 were $359.9 million, which was an increase of 32.0%, compared to net sales of $272.6 million for the three months ended March 31, 2005.

Our operating challenges are to meet these higher levels of production while improving our internal productivity, continue the integration of the TTI companies, and mitigate the margin pressure from rising material costs.  Furthermore, we may be required to increase our level of outsourced production for some of our products due to production constraints, and such outsourcing may result in lower margins.

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

Pro Forma Results of Operations

Pro Forma Three Months Ended March 31, 2005 Compared to Actual Three Months Ended March 31, 2006

The following unaudited pro forma information presents results as if our acquisition of TTI had occurred at the beginning of the three months ended March 31, 2005:

(Amounts in thousands, except per share data)	March 31, 2005 (Pro Forma) (1)		March 31, 2006 (Actual)
Net sales	$326,946	100.0%	$359,925	100.0%
Gross profit	48,403	14.8%	56,014	15.6%
Operating expenses	14,786	4.5%	13,689	3.8%
Income from operations	33,617	10.3%	42,325	11.8%
Interest (expense), net	(32,688)	(10.0%)	(11,630)	(3.2%)
Equity in earnings (losses) of affiliates	179	0.1%	215	0.1%
Other income (expense)	(138)	(0.0%)	602	0.2%
Net income	$1,490	0.5%	$20,035	5.6%
Other Data:
Average weighted shares outstanding - basic	22,623		33,982
Basic income per share	$0.07		$0.59
Average weighted shares outstanding - diluted	23,331		34,526
Diluted income per share	$0.06		$0.58

(1) Certain amounts in the first quarter of the 2005 pro forma results of operations have been reclassified to conform to the 2006 presentation. Included in these reclassifications are certain costs totaling $5.0 million for the three months ended March 31, 2005 that have been reclassified from selling, general, and administrative expenses to cost of goods sold. These reclassifications do not have any impact on 2005 pro forma net income and are immaterial to the pro forma results of operations.

Net Sales.  Actual net sales for the three months ended March 31, 2006 were $359.9 million, an increase of 10.1%, compared to pro forma net sales of $326.9 million for the three months ended March 31, 2005.  This increase is primarily a result of the Class 5-8 truck and trailer production increase of 7.0% in the commercial vehicle industry, as well as price recovery designed to offset rising raw material costs.

Gross Profit.  Actual gross profit increased $7.6 million, or 15.7%, to $56.0 million for the three months ended March 31, 2006 from $48.4 million (pro forma) for the three months ended March 31, 2005.  The increase is primarily attributable to the increase in customer demand resulting in higher net sales.

Operating Expenses.  Actual operating expenses decreased $1.1 million to $13.7 million for the three months ended March 31, 2006 from $14.8 million (pro forma) for the three months ended March 31, 2005 mainly due to reduced expenses as a result of integration of the TTI companies.

Interest (Expense).  Actual interest expense decreased $21.1 million, or 64.5%, to $11.6 million for the three months ended March 31, 2006 from $32.7 million (pro forma) for the three months ended March 31, 2005.  The decrease in expense is attributable to $19.4 million of costs associated with the refinancing our senior debt and senior-subordinated notes in 2005 and other interest savings due to other reductions of debt.

Net Income.  Actual net income of $20.0 million increased $18.5 million for the three months ended March 31, 2006 compared to net income of $1.5 million (pro forma) for the three months ended March 31, 2005 due to higher income from operations and costs associated with the refinancing of our senior debt and senior-subordinated notes in 2005.

Results of Operations

Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2006

The following table sets forth certain income statement information of Accuride for the three months ended March 31, 2005 and March 31, 2006:

(Amounts in thousands, except per share data)	March 31, 2005 (1)		March 31, 2006
Net sales	$272,616	100.0%	$359,925	100.0%
Gross profit	42,883	15.7%	56,014	15.6%
Operating expenses	11,976	4.4%	13,689	3.8%
Income from operations	30,907	11.3%	42,325	11.8%
Interest (expense)	(31,905)	(11.7%)	(11,630)	(3.2%)
Equity in earnings (losses) of affiliates	179	0.1%	215	0.1%
Other income (expense)	(134)	(0.0%)	602	0.2%
Net income	$188	0.1%	$20,035	5.6%
Other Data:
Average weighted shares outstanding — basic	19,968		33,982
Basic income per share	$0.01		$0.59
Average weighted shares outstanding — diluted	20,676		34,526
Diluted income per share	$0.01		$0.58

(1) Certain amounts in the first quarter of the 2005 consolidated statements of income have been reclassified to conform to the 2006 presentation. Included in these reclassifications are certain costs totaling $3.4 million for the three months ended March 31, 2005 that have been reclassified from selling, general, and administrative expenses to cost of goods sold. These reclassifications do not have any impact on 2005 net income and are immaterial to the consolidated statements of income.

Net Sales.  Net sales for the three months ended March 31, 2006 were $359.9 million, which was an increase of 32.0%, compared to net sales of $272.6 million for the three months ended March 31, 2005.  Approximately $57.3 million of the increase in net sales is the result of our acquisition of TTI on January 31, 2005.  The remainder of the increase in net sales is a result of the continuing robust cycle in the commercial vehicle industry, as well as price recovery designed to offset rising raw material costs.

Gross Profit.  Gross profit increased $13.1 million, or 30.5%, to $56.0 million for the three months ended March 31, 2006 from $42.9 million for the three months ended March 31, 2005.  The increase is primarily attributable to the acquisition of TTI in the amount of approximately $7.1 million and the increase in customer demand resulting in higher net sales.

Operating Expenses.  Operating expenses increased $1.7 million, or 14.2% to $13.7 million for the three months ended March 31, 2006 from $12.0 million for the three months ended March 31, 2005.  The increase is attributed to the acquisition of TTI.

Interest (Expense).  Actual interest expense decreased $20.3 million, or 63.6%, to $11.6 million for the three months ended March 31, 2006 from $31.9 million for the three months ended March 31, 2005.  The decrease in expense is attributable to $19.4 million of costs associated with the refinancing of our senior debt and subordinated notes in 2005 and other interest savings due to other reductions of debt.

Net Income.  We had net income of $20.0 million for the three months ended March 31, 2006 compared to net income of $0.2 million for the three months ended March 31, 2005.  The majority of this increase was due to higher income from operations and the costs associated with the refinancing our senior debt and subordinated notes in 2005.

Changes in Financial Condition

At March 31, 2006, we had total assets of $1,247.0 million, as compared to $1,220.4 million at December 31, 2005.  The $26.6 million, or 2.2%, increase in total assets during the three months ended March 31, 2006 primarily resulted from an increase in working capital precipitated by the seasonally stronger sales in the first quarter versus the previous quarter.

Working capital, defined as current assets (excluding cash) less current liabilities, increased $52.8 million, or 49.7%, from December 31, 2005 to March 31, 2006.  Significant changes in working capital from December 31, 2005 included

•                  an increase in net customer receivables of $52.7 million due to seasonality of higher customer sales in the first quarter of 2006 versus the fourth quarter of 2005;

•                  an increase in accounts payable of $3.6 million due to the seasonality of higher volume;

•                  a decrease in accrued payroll and compensation of $4.5 million due to annual incentive distributions;

•                  a decrease in accrued interest payable of $6.1 million due to the semi-annual interest payments for our senior-subordinated notes;

•                  an increase in income taxes payable of $6.1 million due to increased income before tax; and

•                  an increase in accrued and other liabilities of $3.1 million due to the seasonality of higher volume..

Capital Resources and Liquidity

Our primary sources of liquidity during the three months ended March 31, 2006 were cash reserves and our $125 million revolving credit facility, as discussed below, of which $5 million is currently drawn.  Primary uses of cash were working capital needs and capital expenditures.

Operating Activities

Net cash used by operating activities during the first three months of 2006 amounted to $17.3 million compared to $39.3 million for the comparable period in 2005, a decrease of $22.0 million. Included in the 2005 operating activities is approximately $13.7 million of cash fees expensed associated with the refinancing of our senior debt and subordinated notes.

Investing Activities

Net cash used in investing activities totaled $6.4 million for the three months ended March 31, 2006 compared to a use of $2.1 million for the three months ended March 31, 2005, which was a net decrease of cash of $4.3 million due principally to higher capital expenditures.  Included in the 2005 investing activities is a $1.0 million cash distribution from an affiliate.

Our most significant cash outlays for investing activities are the purchases of property, plant and equipment.  Our capital expenditures in 2005 were $40.0 million.  We expect our capital expenditures to total approximately $40 million in 2006 as well. It is anticipated these capital expenditures will fund (1) investments in productivity and low cost manufacturing improvements in 2006 of approximately $14 million, (2) equipment and facility maintenance of approximately $13 million, (3) capacity expansion of approximately $10 million, and (4) environmental improvements of $3.0 million.  Cash generated from operations and existing cash reserves will fund these expenditures.

Financing Activities

Net cash provided by financing activities totaled $0.6 million for the three months ended March 31, 2006 compared to net cash used in financing activities of $13.6 million for the comparable period in 2005, an increase of $14.2 million.  Included in the 2005 financing activities were $9.9 million of deferred financing fees related to the refinancing of our senior debt and subordinated notes.

Bank Borrowing.   In connection with the TTI merger, we entered into a Fourth Amended and Restated Credit Agreement consisting of (1) a new term credit facility (the Term B Loan Facility) in an aggregate principal amount of $550.0 million that will mature on January 31, 2012 and (2) a revolving credit facility (the “New Revolver”) in an aggregate principal amount of $125.0 million (comprised of a new $95.0 million U.S. revolving credit facility and the continuation of a $30.0 million Canadian revolving credit facility) that will terminate on January 31, 2010. As of March 31, 2006, $414.6 million was outstanding under the Term B Loan Facility and $5.0 million was outstanding under the New Revolver.  The Term B Loan Facility requires quarterly amortization payments of $1.4 million that commenced on March 31, 2005, with the balance paid on the maturity date for the Term B Loan Facility. As of March 31, 2006, the regularly scheduled payments due through December 31, 2011 were prepaid without penalty.  The interest rates per annum applicable to loans under our new senior credit facilities are, at the option of the Company or Accuride Canada Inc., as applicable, a base rate or eurodollar rate plus, in each case, an applicable margin which is subject to adjustment based on our leverage ratio. The base rate is a fluctuating interest rate equal to the highest of (a) the base rate reported by Citibank, N.A. (or, with respect to the Canadian revolving credit facility, the reference rate of interest established or quoted by Citibank Canada for determining interest rates on U.S. dollar denominated commercial loans made by Citibank Canada in Canada), (b) a reserve adjusted three-week moving average of offering rates for three-month certificates of deposit plus one-half of one percent (0.5%) and (c) the federal funds effective rate plus one-half of one percent (0.5%). The obligations under our new senior credit facilities are guaranteed by all of our domestic subsidiaries. The loans under the new senior credit facilities are secured by, among other things, a lien on substantially all of our U.S. properties and assets and of our domestic subsidiaries and a pledge of 65% of the stock of our foreign subsidiaries. The loans under the Canadian revolving facility are also secured by substantially all of the properties and assets of Accuride Canada Inc.

Initial Public Offering.  On April 26, 2005, we completed our initial public offering (“IPO”).  Net proceeds from the IPO were $89.6 million.  We used all of the net proceeds from the IPO as well as other available cash as part of our repayment in April 2005 of $93.0 million of the Term B Loan Facility. This prepayment was not subject to a prepayment penalty.

Restrictive Debt Covenants.  Our new senior credit facilities contain numerous financial and operating covenants that limit the discretion of management with respect to certain business matters. These covenants place significant restrictions on, among other things, our ability to incur additional debt, to pay dividends, to create liens, to make certain payments and investments and to sell or otherwise dispose of assets and merge or consolidate with other entities. We are also required to meet certain financial ratios and tests, including a leverage ratio, an interest coverage ratio and a fixed charge coverage ratio. Failure to comply with the obligations contained in the credit documents could result in an event of default, and possibly the acceleration of the related debt and the acceleration of debt under other instruments evidencing indebtedness that may contain cross-acceleration or cross-default provisions.  As of March 31, 2006, and currently, we are in compliance with our financial covenants and ratios.

Senior Subordinated Notes.   In connection with the TTI merger, we issued $275.0 million aggregate principal amount of 8 1/2% senior subordinated notes due 2015 in a private placement transaction. Interest on the senior subordinated notes is payable on February 1 and August 1 of each year, beginning on August 1, 2005. The notes mature on February 1, 2015 and may be redeemed, at our option, in whole or in part, at any time on or before February 1, 2010 at a price equal to 100% of the principal amount, plus an applicable make-whole premium, and accrued and unpaid interest and special interest if any, to the date of redemption, and on or after February 1, 2010 at certain specified redemption prices. In addition, on or before February 1, 2008, we may redeem up to 40% of the aggregate principal amount of the senior subordinated notes issued under the indenture with the proceeds of certain equity financings. The new senior subordinated notes are general unsecured obligations (1) subordinated in right of payment to all of our and the guarantors’ existing and future senior indebtedness, including any borrowings under our new senior credit facilities; (2) equal in right of payment with any of our and the guarantors’ existing and future senior subordinated indebtedness; (3) senior in right of payment to all of our and the guarantors’ existing and future subordinated indebtedness and (4) structurally subordinated to all obligations of our subsidiaries that do not guarantee the outstanding notes.  On June 15, 2005, we completed an exchange offer of these senior subordinated notes for substantially identical notes registered under the Securities Act of 1933, as amended. As of March 31, 2006 the aggregate principal amount of Notes outstanding was $275.0 million.

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

Accounting Changes.  SFAS No. 123 (revised 2004)— In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment.  SFAS No. 123(R) is a revision of SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and our related implementation guidance.  The statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost is to be recognized over the period during which an employee is required to provide service in exchange for the award.  Accuride adopted SFAS No. 123(R) as of January 1, 2006 and recorded $0.1 million of pre-tax compensation expense in the three months ended March 31, 2006.

SFAS No. 151—In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Accuride adopted SFAS No. 151 as of January 1, 2006.  There was no impact on our 2006 consolidated financial statements.

SFAS No. 153—In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Accuride adopted SFAS No. 153 as of January 1, 2006.  There was no impact on our 2006 consolidated financial statements.

Critical Accounting Policies and Estimates.  We have made a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America.  Actual results could differ significantly from those estimates under different assumptions and conditions.  We included in our Form 10-K for the year ended December 31, 2005 a discussion of our most critical accounting policies, which are those that have a material impact on our financial condition or operating performance and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

•                  we may be unable to continue to integrate the TTI companies and other acquired companies successfully;

•                  a labor strike may disrupt our supply to our customer base;

•                  our ability to service our indebtedness is dependent upon operating cash flow;

•                  an interruption of performance of our machinery and equipment could have an adverse effect on us;

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

For further information, refer to the business description and additional risk factors sections included in our Form 10-K for the year ended December 31, 2005, as filed with the SEC.

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

Foreign Currency Risk
Certain forecasted transactions, assets, and liabilities are exposed to foreign currency risk.  We monitor our foreign currency exposures to maximize the overall effectiveness of our foreign currency derivatives. The principal currency of exposure is the Canadian dollar. Foreign exchange forward contracts and option contracts, designated as hedging instruments under SFAS No. 133, may be used to offset the impact of the variability in exchange rates on our operations, cash flows, assets and liabilities. At March 31, 2006, we had no open foreign exchange forward contracts or option contracts.

Raw Material/Commodity Price Risk

We rely upon the supply of certain raw materials and commodities in our production processes and have entered into long-term supply contracts for our steel and aluminum requirements.  The exposures associated with these commitments are primarily managed through the terms of the sales, supply, and procurement contracts.  From time to time, we use commodity price swaps and futures contracts to manage the variability in certain commodity prices. Commodity price swaps and futures contracts are used to offset the impact of the variability in certain commodity prices on our operations and cash flows.  At March 31, 2006, we had no material commodity price swaps and futures contracts.

Interest Rate Risk
We use long-term debt as a primary source of capital in our business.  The following table presents the principal cash repayments and related weighted average interest rates by maturity date for our long-term fixed-rate debt and other types of long-term debt at March 31, 2006:

(Dollars in thousands)	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
Long-term Debt:
Fixed	—	—	—	—	—	$275,000	$275,000	$272,608
Average Rate	—	—	—	—	—	8.50%	8.50%
Variable	—	—	—	—	$5,000	$417,725	$422,725	$427,734
Average Rate	—	—	—	—	7.19%	7.16%	7.16%

We have used interest rate swaps to alter interest rate exposure between fixed and variable rates on a portion of our long-term debt.  As of March 31, 2006, interest rate swaps of $250.0 million were outstanding.  Under the terms of the interest rate swaps, we agreed with the counterparty to exchange, at specified intervals, the difference between 3.55% from March 2005 through March 2006, 4.24% from March 2006 through March 2007, and 4.43% from March 2007 through March 2008, and the variable rate interest amounts calculated by reference to the notional principal amount.  The interest rate swaps commenced in February 2005 and mature in March 2008.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during our most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II.

OTHER INFORMATION

Item 1.  Legal Proceedings

Neither Accuride nor any of our subsidiaries is a party to any legal proceeding which, in the opinion of management, would have a material adverse effect on our business or financial condition.  However, we from time-to-time are involved in ordinary routine litigation incidental to our business.

Item 6.  Exhibits

Exhibit No.		Description
2.1	—

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

10.5*	—	First Amendment to the Accuride Corporation Employee Stock Purchase Plan. Previously filed as an exhibit to the Form 10-K filed on March 7, 2006 and incorporated herein by reference.
21.1	—

Subsidiaries of the Registrant. Previously filed as an exhibit to Amendment No. 2 filed on March 25, 2005 to the Form S-1 effective April 25, 2005 (Reg. No. 333-121944) and incorporated herein by reference.

31.1†	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14 of the Exchange Act of 1934 - Terrence J. Keating.
31.2†	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14 of the Exchange Act of 1934 - John R. Murphy.
32.1†	—	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

†              Filed herewith

*              Management contract or compensatory agreement

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCURIDE CORPORATION

/s/ Terrence J. Keating	Dated: May 5, 2006
Terrence J. Keating
Chief Executive Officer

/s/ John R. Murphy	Dated: May 5, 2006
John R. Murphy
President and Chief Financial Officer
Principal Accounting Officer