Form 10-Q
period 2006-06-30
ACCURIDE CORP
filed 2006-08-11
CIK 817979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006.

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

As of August 8, 2006, 34,283,991 shares of Accuride Corporation common stock, par value $.01 per share, were outstanding.

ACCURIDE CORPORATION

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ACCURIDE CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
(In thousands, except for per share data)	2005	2006
		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$48,415	$53,628
Customer receivables, net of allowance for doubtful accounts of $2,492 and $2,164 in 2005 and 2006, respectively	132,357	171,945
Other receivables	9,564	11,298
Inventories, net	118,896	113,038
Supplies, net	17,426	20,242
Deferred income taxes	19,245	19,179
Prepaid expenses and other current assets	6,354	10,134
Total current assets	352,257	399,464
PROPERTY, PLANT AND EQUIPMENT—Net	317,972	306,184
OTHER ASSETS:
Goodwill	395,986	395,986
Other intangible assets, net	140,954	138,188
Investment in affiliates	3,208	3,599
Deferred financing costs, net of accumulated amortization of $1,104 and $1,861 in 2005 and 2006, respectively	9,395	8,638
Other	582	765
TOTAL	$1,220,354	$1,252,824
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$114,990	$122,201
Accrued payroll and compensation	27,092	26,192
Accrued interest payable	11,385	11,185
Income taxes payable	12,726	25,219
Accrued and other liabilities	31,393	28,082
Total current liabilities	197,586	212,879
LONG-TERM DEBT	697,725	667,725
DEFERRED INCOME TAXES	39,800	45,403
OTHER POSTRETIREMENT BENEFIT PLAN LIABILITY	80,562	82,921
PENSION BENEFIT PLAN LIABILITY	24,916	23,934
OTHER LIABILITIES	4,022	3,853
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 5,000 shares authorized and unissued	—	—
Common Stock, $0.01 par value; 100,000 shares authorized, 33,986 and 34,299 shares issued, and 33,910 and 34,223 shares outstanding in 2005 and 2006, respectively	339	342
Additional paid-in-capital	235,768	238,780
Treasury stock — 76 shares at cost in 2005 and 2006	(751)	(751)
Accumulated other comprehensive (loss)	(25,823)	(26,853)
Retained earnings (deficit)	(33,790)	4,591
Total stockholders’ equity	175,743	216,109
TOTAL	$1,220,354	$1,252,824

See notes to consolidated financial statements.

ACCURIDE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands except per share data)	2005	2006	2005	2006

NET SALES	$342,815	$361,733	$615,431	$721,658
COST OF GOODS SOLD	282,845	308,613	512,578	612,524
GROSS PROFIT	59,970	53,120	102,853	109,134
OPERATING EXPENSES:
Selling, general and administrative	14,101	13,087	26,077	26,776
INCOME FROM OPERATIONS	45,869	40,033	76,776	82,358
OTHER INCOME (EXPENSE):
Interest income	186	343	267	392
Interest expense	(16,418)	(12,622)	(28,966)	(24,301)
Loss on extinguishment of debt	—	—	(5,072)	—
Refinancing costs	(549)	—	(14,915)	—
Equity in earnings of affiliate	207	176	386	391
Other income (expense)—net	(745)	394	(878)	996
INCOME BEFORE INCOME TAXES	28,550	28,324	27,598	59,836
INCOME TAX PROVISION	11,531	9,981	10,391	21,458
NET INCOME	$17,019	$18,343	$17,207	$38,378
Weighted average common shares outstanding—basic	30,601	34,146	25,284	34,064
Basic income per share	$0.56	$0.54	$0.68	$1.13
Weighted average common shares outstanding—diluted	31,377	34,564	26,026	34,524
Diluted income per share	$0.54	$0.53	$0.66	$1.11

See notes to consolidated financial statements.

ACCURIDE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(In thousands)	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,207	$38,378
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and impairment	18,875	23,536
Amortization — deferred financing costs	647	757
Amortization — other intangible assets	2,321	2,766
Loss on extinguishment of debt	3,369	—
Loss on disposal of assets	104	1,457
Deferred income taxes	2,993	6,332
Equity in earnings of affiliates	(386)	(391)
Cash distribution from affiliate	1,000	—
Non-cash stock-based compensation	—	700
Changes in certain assets and liabilities, net of effects from acquisition:
Receivables	(31,892)	(41,322)
Inventories and supplies	(11)	3,042
Prepaid expenses and other assets	3	(5,288)
Accounts payable	(11,580)	7,211
Accrued and other liabilities	1,591	9,621
Net cash provided by operating activities	4,241	46,799
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(8,126)	(15,248)
Sale of property, plant and equipment	—	1,888
Cash distribution from investment — Trimont	—	299
Net cash used in investing activities	(8,126)	(13,061)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	825,000	—
Payments on long-term debt	(921,731)	(30,000)
Increase in revolving credit advance	—	25,000
Decrease in revolving credit advance	—	(25,000)
Deferred financing fees	(9,905)	—
Proceeds from sales of stock	89,562	—
Proceeds from employee stock option and stock purchase plans	—	1,475
Net cash used in financing activities	(17,074)	(28,525)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(20,959)	5,213
CASH AND CASH EQUIVALENTS—Beginning of period	71,843	48,415
CASH AND CASH EQUIVALENTS—End of period	$50,884	$53,628

See notes to consolidated financial statements.

ACCURIDE CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005 AND JUNE 30, 2006 AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2006

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

The results of operations for the six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006.  The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto disclosed in Accuride’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Interest Rate Instruments — We entered into interest rate swap agreements in the first quarter of 2005 as a means of fixing the interest rate on portions of our floating-rate debt.  The total notional amount of outstanding interest rate swaps at June 30, 2006 was $250 million, maturing in March of 2007 and 2008.  Included as a reduction to interest expense for the three months ended June 30, 2006 are realized gains of $0.5 million and unrealized gains of $0.9 million.  Included in interest expense for the three months ended June 30, 2005 are realized losses of $0.4 million and unrealized losses of $2.6 million.  Included as a reduction to interest expense for the six months ended June 30, 2006 are realized gains of $1.1 million and unrealized gains of $2.2 million.  Included in interest expense for the six months ended June 30, 2005 are realized losses of $0.4 million and unrealized losses of $1.1 million.

Foreign Exchange Instruments — From time to time we use foreign currency forward contracts and option contracts to limit foreign exchange risk on anticipated but not yet committed transactions expected to be denominated in Canadian dollars and are following the guidance under Derivative Implementation Group (“DIG”) item G20 to account for the option contracts.  As these contracts have been designated as cash flow hedges, unrealized gains or losses will be deferred in Other Comprehensive Income (See Note 10) with only realized gains or losses reflected in current period earnings as Cost of Goods Sold.  To the extent that any of these contracts are not completely effective in offsetting the change in the value of the anticipated transactions being hedged, any changes in fair value relating to the ineffective portion of these contracts will be immediately recognized in Cost of Goods Sold.  At June 30, 2006, we had no open foreign exchange forward contracts or option contracts.

Earnings Per Common Share — Basic and diluted earnings per common share were computed as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2006	2005	2006

Numerator:
Net income	$17,019	$18,343	$17,207	$38,378
Denominator:
Weighted average shares outstanding - Basic	30,601	34,146	25,284	34,064
Effect of dilutive stock options	776	418	742	460
Weighted average shares outstanding - Diluted	31,377	34,564	26,026	34,524
Basic earnings per common share	$0.56	$0.54	$0.68	$1.13
Diluted earnings per common share	$0.54	$0.53	$0.66	$1.11

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

	For the Three Months Ended June 30, 2005	For the Six Months Ended June 30, 2005
Net income as reported	$17,019	$17,208
Deduct: Total stock-based employee compensation expense determined under the fair value based method, net of related tax effects	(71)	(92)
Pro forma net income	$16,948	$17,116

Earnings per share-as reported:
Basic	$0.56	$0.68
Diluted	$0.54	$0.66

Earnings per share-pro forma:
Basic	$0.55	$0.68
Diluted	$0.54	$0.66

Recent Accounting Adoptions — SFAS No. 123 (revised 2004)— In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment.  SFAS No. 123(R) is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and our related implementation guidance.  The statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost is to be recognized over the period during which an employee is required to provide service in exchange for the award.  Accuride adopted SFAS No. 123(R) as of January 1, 2006 and recorded $0.6 million and $0.7 million of pre-tax compensation expense in the three and six months ended June 30, 2006, respectively.

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

Recent Accounting Pronouncement - In July 2006, the FASB issued Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in SFAS No. 109, Accounting for Income Taxes, on the uncertainty in income taxes recognized in an enterprise’s financial statements.  Specifically, FIN No. 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN No. 48 will apply to fiscal years beginning after December 15, 2006.  Management is currently evaluating the impact of FIN No. 48 on the consolidated financial statements.

Reclassifications — Certain amounts in the 2005 consolidated statements of income have been reclassified to conform to the 2006 presentation. Included in these reclassifications are certain costs totaling $4.8 million and $8.1 million for the three and six months ended June 30, 2005, respectively, that have been reclassified from selling, general and administrative expenses to cost of goods sold. These reclassifications do not have any impact on 2005 net income and are immaterial to the consolidated statements of income.

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

For the Six Months Ended June 30, 2005 Pro Forma
Net sales	$669,761
Net income	$18,369
Earnings per share:
Weighted average shares outstanding - basic	26,612

Pro forma net income —basic	$0.69

Weighted average shares outstanding - diluted	27,354

Pro forma net income —diluted	$0.67

The unaudited pro forma information presented above for the six months ended June 30, 2005 has been provided for comparative purposes only and does not purport to reflect the actual results that would have been reported had the TTI acquisition been consummated at the beginning of period presented. Additionally, such pro forma financial information does not purport to represent results that may occur in the future.

Note 3 — Inventories

Inventories are stated at the lower of cost or market.  We review inventory on hand and write down excess and obsolete inventory based on our assessment of future demand and historical experience.  The components of inventory on a FIFO basis are as follows:

	December 31, 2005	June 30, 2006
Raw materials	$34,213	$36,561
Work in process	36,279	38,893
Finished manufactured goods	48,404	37,584
Total inventories, net	$118,896	$113,038

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

		As of December 31, 2005			As of June 30, 2006
	Weighted Average Useful Lives	Gross Amount	Accumulated Amortization	Carrying Amount	Gross Amount	Accumulated Amortization	Carrying Amount

Goodwill	—	$395,986	—	$395,986	$395,986	—	$395,986
Other Intangible Assets:
Non-compete Agreements	3.0	$2,379	$204	$2,174	$2,379	$603	$1,775
Trade Names	—	38,080	—	38,080	38,080	—	38,080
Technology	14.7	33,540	2,100	31,440	33,540	3,246	30,294
Customer Relationships	29.6	71,500	2,240	69,260	71,500	3,461	68,039
		$145,499	$4,544	$140,954	$145,499	$7,310	$138,188

We estimate that aggregate amortization expense for 2006 and 2007 will be approximately $5,500 each year with 2008 at $5,300 and 2009 and 2010 at approximately $4,700 each year.

Note 7 — Supplemental Cash Flow Disclosure

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2005	2006	2005	2006
Interest paid	$7,494	$7,776	$23,956	$26,591

Income taxes paid (net of refunds received)	$817	$2,119	$1,717	$3,283

The acquisition of TTI, consisting of net assets of $100,327, on January 31, 2005 was a non-cash, stock transaction (See Note 2 for discussion of acquisition).

Note 8 — Stock-Based Compensation Plans

Effective January 21, 1998, we adopted the 1998 Stock Purchase and Option Plan for key employees of Accuride Corporation and subsidiaries (the “1998 Plan”). The 1998 Plan permitted the issuance of Common Stock and the grant of non-qualified stock options to purchase shares of Common Stock.  No further options will be granted under the 1998 Plan.  In connection with the initial public offering of 11,000,000 shares of our common stock in 2005, we adopted the Accuride 2005 Incentive Award Plan, which we refer to as the Incentive Plan, and the Accuride Employee Stock Purchase Plan, or ESPP.  The Incentive Plan will terminate on the earlier of ten years after it was approved by our stockholders or when terminated by the board of directors.  Up to 1,633,988 shares of our common stock are reserved for issuance upon the grant or exercise of awards under the Incentive Award Plan.  Under our ESPP, we have reserved 653,595 shares as available to issue to all of our eligible employees as determined by the Board of Directors. The ESPP has quarterly offering periods; however payroll deductions for participants are accumulated during the quarterly offering periods.   During 2005, shares were purchased at a price per share that was equal to 85% of the fair market value per share on the first day of the offering period or, if lower, 85% of the fair market value per share on the purchase date.  Effective January 1, 2006, the ESPP was revised so that shares are purchased at a price per share equal to 95% of the fair market value per share on the purchase dates.  During the three months ended June 30, 2006, 20,186 shares were purchased under the ESPP.  Payroll amounts were withheld during that same period to purchase 14,863 shares in July 2006.  We generally issue new shares to satisfy issuances of shares under our stock-based compensation plans.

In determining the estimated fair value of our stock options as of the grant date, we used the Black-Scholes option-pricing model with the assumptions illustrated in the table below.  There were 64,000 and 132,970 shares issued in the three and six months ended June 30, 2006, respectively.

For the Six Months Ended June 30, 2006
Expected Dividend Yield	0.0%
Expected Volatility in Stock Price	43.6%
Risk-Free Interest Rate	5.0%
Expected Life of Stock Awards	7.0 years
Weighted-Average Fair Value at Grant Date	$6.08

In the three and six months ended June 30, 2006, $0.6 million and $0.7 million of pre-tax compensation expense was recognized, respectively.  The total income tax benefit recognized for stock-based compensation in the statements of income for the three and six months ended June 30, 2006 was immaterial.  As of June 30, 2006, there was approximately $1.9 million of unrecognized compensation expense related to performance and service options that will be recognized over a weighted-average period of 2.5 years.  There were 95,920 performance options and 95,920 service options that vested in the six months ended June 30, 2006.  If the new provisions of SFAS No. 123(R) had been in effect for the three and six months ended June 30, 2005, there would have been an immaterial difference in compensation expense.

Performance Options — We award performance options to officers and other key employees under the 2005 Plan.  Under these awards, a number of shares will be granted to each participant based upon the attainment of the applicable targets established under our incentive compensation plan approved by the Compensation Committee.  Certain outstanding performance options are applicable to performance measurement periods in future fiscal years.  Performance options generally vest over four years and have 10-year contractual terms.  A summary of performance option activity under the 2005 Incentive Award Plan during the six months ended June 30, 2006 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Performance options outstanding at December 31, 2005	417,778	$9.40
Granted	—	—
Exercised	(4,432)	$10.00		$10
Forfeited	(23,641)	$9.00
Performance options outstanding at June 30, 2006	389,705	$9.43	8.9 years	$1,234
Performance options exercisable at June 30, 2006	91,488	9.00	8.8 years	$317

Service Options - We grant options to officers, other key employees, and members of our Board of Directors under the 2005 Plan as consideration for service.  Options granted generally vest annually over a four year period.  Service options generally vest over four years and have 10-year contractual terms.  A summary of service option activity under the 2005 Incentive Award Plan during the six months ended June 30, 2006 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Service options outstanding at December 31, 2005	1,653,505	$5.51
Granted	132,970	$11.39
Exercised	(258,492)	$3.93		$1,941
Forfeited	(26,596)	$8.33
Service options outstanding at June 30, 2006	1,501,388	$6.25	6.1 years	$9,354
Service options exercisable at June 30, 2006	971,182	$4.74	5.5 years	$7,509

We realized a tax benefit in additional-paid-in-capital of $312 and $714 during the three and six months ended June 30, 2006, respectively, for the stock options exercised during that period.

Note 9 — Property, Plant and Equipment

We sold our Columbia, Tennessee property in the three months ended June 30, 2006 for net proceeds of $1.9 million, resulting in a loss of $1.4 million.  Also in the three months ended June 30, 2006, we recorded a $2.3 million impairment of tooling assets in our Piedmont, Alabama facility as a result of a discontinuation of a certain product line.  Due to press breakdowns in our Erie, Pennsylvania facility, we recorded an insurance receivable of $3.3 million in the three months ended June 30, 2006.

Note 10 — Comprehensive income

Comprehensive income for the three and six months ended June 30 is summarized as follows:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2005	2006	2005	2006
Net income	$17,019	$18,343	$17,207	$38,378
Other comprehensive income (net of tax)
Unrealized gain (loss) on derivatives	(86)	—	32	(402)
Minimum pension liability adjustment	58	(628)	109	(628)
Total comprehensive income	$16,991	$17,715	$17,348	$37,348

Included in other comprehensive income are unrealized gains and losses on derivatives that have been designated as cash flow hedges in accordance with SFAS No. 133, as further described in Note 1.  The remaining component included in other comprehensive income is the minimum pension liability adjustment related to fluctuations of the Canadian dollar and translation of our Canadian pension plans.

Note 11 — Pension and Other Postretirement Benefit Plans

Components of Net Periodic Benefit Cost for the three and six months ended June 30:

	For The Three Months Ended June 30,				For The Six Months Ended June 30,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	2005	2006	2005	2006	2005	2006	2005	2006
Service cost-benefits earned during the year	$1,115	$1,173	$504	$398	$2,228	$2,291	$995	$786
Interest cost on projected benefit obligation	2,362	2,366	1,153	1,122	4,725	4,644	2,280	2,429
Expected return on plan assets	(3,051)	(3,080)	—	—	(6,106)	(6,034)	—	—
Prior service cost and other amortization (net)	558	777	(13)	(31)	1,251	1,495	920	(64)
Net amount charged to income	$984	$1,236	$1,644	$1,489	$2,098	$2,396	$3,367	$3,151

The 2005 data reflects the acquisition of TTI as of January 31, 2005.

Employer Contributions- As of June 30, 2006, $3,726 has been contributed to our sponsored pension plans.  We presently anticipate contributing an additional $6,241 to fund our pension plans in 2006 for a total of $9,967.

Note 12 — Guarantor and Non-guarantor Financial Statements

Our 8 1/2% Senior Subordinated Notes due 2015 are fully and unconditionally guaranteed, on a joint and several basis, by substantially all of our wholly-owned domestic subsidiaries (“Subsidiary Guarantors”).  The non-guarantor subsidiaries are our foreign subsidiaries.  The following condensed financial information illustrates the composition of the combined Subsidiary Guarantors:

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (IN THOUSANDS)

	December 31, 2005
	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets	$272,959	$82,168	$(2,870)	$352,257
Property, plant, and equipment, net	214,921	103,051	—	317,972
Other non-current assets	694,838	21,471	(166,184)	550,125
TOTAL	$1,182,718	$206,690	$(169,054)	$1,220,354
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$162,778	$36,481	$(1,673)	$197,586
Long-term debt	692,725	5,000	—	697,725
Deferred income taxes	31,091	8,709	—	39,800
Other non-current liabilities	96,601	12,899	—	109,500
Stockholders’ equity	199,523	143,601	(167,381)	175,743
TOTAL	$1,182,718	$206,690	$(169,054)	$1,220,354

	June 30, 2006
	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets	$321,735	$80,872	$(3,143)	$399,464
Property, plant, and equipment, net	206,865	99,319	—	306,184
Other non-current assets	692,042	21,318	(166,184)	547,176
TOTAL	$1,220,642	$201,509	$(169,327)	$1,252,824
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$169,540	$45,375	$(2,036)	$212,879
Long-term debt	662,725	5,000	—	667,725
Deferred income taxes	36,878	8,525	—	45,403
Other non-current liabilities	96,831	13,877	—	110,708
Stockholders’ equity	254,668	128,732	(167,291)	216,109
TOTAL	$1,220,642	$201,509	$(169,327)	$1,252,824

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (IN THOUSANDS)

	Three Months Ended June 30, 2005
	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net Sales	$382,853	$87,927	$(127,965)	$342,815
Cost Of Goods Sold	334,196	76,574	(127,925)	282,845
Gross Profit	48,657	11,353	(40)	59,970
Operating Expenses	13,867	234	—	14,101
Income From Operations	34,790	11,119	(40)	45,869
Other Income (Expense):
Interest income (expense), net	(15,221)	(1,027)	(533)	(16,781)
Equity in earnings of affiliates	207	—	—	207
Other income (expense), net	(772)	27	—	(745)
Income Before Income Taxes	19,004	10,119	(573)	28,550
Income Tax Provision	8,194	3,337	—	11,531
Net Income (Loss)	$10,810	$6,782	$(573)	$17,019

	Three Months Ended June 30, 2006
	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net Sales	$405,152	$93,267	$(136,686)	$361,733
Cost Of Goods Sold	361,647	83,726	(136,760)	308,613
Gross Profit	43,505	9,541	74	53,120
Operating Expenses	12,897	190	—	13,087
Income From Operations	30,608	9,351	74	40,033
Other Income (Expense):
Interest income (expense), net	(10,679)	(1,600)	—	(12,279)
Equity in earnings of affiliates	176	—	—	176
Other income (expense), net	1,946	(1,552)	—	394
Income Before Income Taxes	22,051	6,199	74	28,324
Income Tax Provision	8,312	1,669	—	9,981
Net Income	$13,739	$4,530	$74	$18,343

	Six Months Ended June 30, 2005
	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net Sales	$689,257	$166,865	$(240,691)	$615,431
Cost Of Goods Sold	603,341	149,568	(240,331)	512,578
Gross Profit	85,916	17,297	(360)	102,853
Operating Expenses	25,657	420	—	26,077
Income From Operations	60,259	16,877	(360)	76,776
Other Income (Expense):
Interest income (expense), net	(45,412)	(2,356)	(918)	(48,686)
Equity in earnings of affiliates	386	—	—	386
Other income (expense), net	(893)	15	—	(878)
Income Before Income Taxes	14,340	14,536	(1,278)	27,598
Income Tax Provision	5,919	4,472	—	10,391
Net Income	$8,421	$10,064	$(1,278)	$17,207

	Six Months Ended June 30, 2006
	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net Sales	$807,154	$185,986	$(271,482)	$721,658
Cost Of Goods Sold	717,507	166,588	(271,571)	612,524
Gross Profit	89,647	19,398	89	109,134
Operating Expenses	26,398	378	—	26,776
Income From Operations	63,249	19,020	89	82,358
Other Income (Expense):
Interest income (expense), net	(21,469)	(2,440)	—	(23,909)
Equity in earnings of affiliates	391	—	—	391
Other income (expense), net	1,717	(721)	—	996
Income Before Income Taxes	43,888	15,859	89	59,836
Income Tax Provision	16,694	4,764	—	21,458
Net Income	$27,194	$11,095	$89	$38,378

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (IN THOUSANDS)

	Six Months Ended June 30, 2005
	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$18,037	$(13,796)	—	$4,241
Net cash provided by (used in) investing activities	(6,797)	(1,329)	—	(8,126)
Net cash provided by (used in) financing activities	(17,024)	(50)	—	(17,074)
Increase (decrease) in cash and cash equivalents	(5,784)	(15,175)	—	(20,959)
Cash and cash equivalents, beginning of period	44,003	27,840	—	71,843
Cash and cash equivalents, end of period	$38,219	$12,665	—	$50,884

	Six Months Ended June 30, 2006
	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$50,487	$(3,688)	—	$46,799
Net cash provided by (used in) investing activities	(10,517)	(2,544)	—	(13,061)
Net cash provided by (used in) financing activities	(28,525)	—	—	(28,525)
Increase (decrease) in cash and cash equivalents	11,445	(6,232)	—	5,213
Cash and cash equivalents, beginning of period	12,436	35,979	—	48,415
Cash and cash equivalents, end of period	$23,881	$29,747	—	$53,628

Note 13 — Contingencies

We are from time to time involved in various legal proceedings of a character normally incident to our business. We do not believe that the outcome of these proceedings will have a material adverse effect on our consolidated financial condition or results of our operations.

As of June 30, 2006, we had an environmental reserve of approximately $2.7 million, related primarily to TTI’s foundry operations. This reserve is based on current cost estimates and does not reduce estimated expenditures to net present value, but does take into account the benefit of a contractual indemnity given to us by a prior owner of our wheel-end subsidiary. We cannot assure you, however, that the indemnitor will fulfill its obligations, and the failure to do so could result in future costs that may be material. Any cash expenditures required by us or our subsidiaries to comply with applicable environmental laws and/or to pay for any remediation efforts will not be reduced or otherwise affected by the existence of the environmental reserve. We currently anticipate spending approximately $0.2 million per year in 2006 through 2010 for monitoring the various environmental sites associated with the environmental reserve, including attorney and consultant costs for strategic planning and negotiations with regulators and other potentially responsible parties, and payment of remedial investigation costs.  Based on all of the information presently available to us, we believe that our environmental reserves will be adequate to cover the future costs related to the sites associated with the environmental reserves, and that any additional costs will not have a material adverse effect on our financial condition, results of operations or cash flows.  However, the discovery of additional sites, the modification of existing or the promulgation of new laws or regulations, more vigorous enforcement by regulators, the imposition of joint and several liability under CERCLA or analogous state laws, or other unanticipated events could also result in such a material adverse effect.

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

Overview

The commercial vehicle market continued to gain strength during the first six months of 2006.  Freight growth, improved fleet profitability, aging equipment, high equipment utilization, and economic strength continue to drive demand for new vehicles.  Current industry forecasts by analysts, including America’s Commercial Transportation (“ACT”) Publications, predict that the North American commercial vehicle industry will continue to be strong throughout 2006.

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

On April 26, 2005, our common stock commenced trading on the New York Stock Exchange.  We used net proceeds of approximately $89.6 million from the sale of 11.0 million shares of common stock in our initial public offering to repay a portion of our Term Loan B Facility.  For the twelve months of 2005, we reduced our senior debt by $155.4 million, including $65.8 million of cash from operations and the $89.6 million of proceeds from the IPO.  For the six months ended June 30, 2006, we reduced our senior debt by $30.0 million.

Net sales for the three months ended June 30, 2006 were $361.7 million compared to net sales of $342.8 million for the three months ended June 30, 2005.  Press breakdowns at our Erie, Pennsylvania facility impacted sales and operating income in the three months ended June 30, 2006.  Those presses resumed production in early July.

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

Pro Forma Results of Operations

Pro Forma Six Months Ended June 30, 2005 Compared to Actual Six Months Ended June 30, 2006

The following unaudited pro forma information presents results as if our acquisition of TTI had occurred at the beginning of the six months ended June 30, 2005:

(Amounts in thousands, except per share data)	June 30, 2005 (Pro Forma) (1)		June 30, 2006 (Actual)
Net sales	$669,761	100.0%	$721,658	100.0%
Gross profit	108,373	16.2%	109,134	15.1%
Operating expenses	28,887	4.3%	26,776	3.7%
Income from operations	79,486	11.9%	82,358	11.4%
Interest (expense), net	(49,699)	(7.4%)	(23,909)	(3.3%)
Equity in earnings of affiliates	386	0.1%	391	0.1%
Other income (expense), net	(883)	(0.1%)	996	(0.1%)
Net income	$18,369	2.7%	$38,378	5.3%
Other Data:
Average weighted shares outstanding - basic	26,612		34,064
Basic income per share	$0.69		$1.13
Average weighted shares outstanding - diluted	27,354		34,524
Diluted income per share	$0.67		$1.11

(1)             Certain amounts in the 2005 pro forma results of operations have been reclassified to conform to the 2006 presentation. Included in these reclassifications are certain costs totaling $9.8 million for the six months ended June 30, 2005 that have been reclassified from selling, general, and administrative expenses to cost of goods sold. These reclassifications do not have any impact on pro forma net income and are immaterial to the 2005 pro forma results of operations.

Net Sales.  Actual net sales for the six months ended June 30, 2006 were $721.7 million compared to pro forma net sales of $669.8 million for the six months ended June 30, 2005.  This increase is primarily a result of the continuing robust cycle in the commercial vehicle industry.

Gross Profit.  Actual gross profit increased $0.7 million to $109.1 million for the six months ended June 30, 2006 from $108.4 million (pro forma) for the six months ended June 30, 2005.  Impacting the 2006 gross profit is a loss of $1.4 million from a sale of property in Columbia, Tennessee and an impairment of tooling assets in our Piedmont, Alabama facility of $2.3 million.  Other impacts in 2006 include approximately $15.0 million of unrecovered rising raw material costs, mostly aluminum, and an unfavorable impact due to the breakdown of presses at our Erie, Pennsylvania facility.

Operating Expenses.  Actual operating expenses decreased $2.1 million to $26.8 million for the six months ended June 30, 2006 from $28.9 million (pro forma) for the six months ended June 30, 2005 mainly due to reduced expenses as a result of integration of the TTI companies.  Included in the six months ended June 30, 2006 is stock-based compensation expense of $0.7 million due to the adoption of FAS No. 123(R) on January 1, 2006.

Interest (Expense).  Interest expense decreased $25.8 million to $23.9 million in the current period from $49.7 million (pro forma) for the same period last year.  The decrease in expense is attributable to $3.3 million of favorable unrealized gains from our interest rate swap agreements, reductions of debt and the absence of $20.0 million of costs incurred in 2005 associated with refinancing our senior debt and senior-subordinated notes.

Net Income.  Actual net income of $38.4 million increased $20.0 million for the six months ended June 30, 2006 compared to net income of $18.4 million (pro forma) for the six months ended June 30, 2005 due to higher income from operations and the absence of costs incurred in 2005 associated with the refinancing of our senior debt and senior-subordinated notes.

Results of Operations

Three Months Ended June 30, 2005 Compared to the Three Months Ended June 30, 2006

The following table sets forth certain income statement information of Accuride for the three months ended June 30, 2005 and June 30, 2006:

(Amounts in thousands, except per share data)	June 30, 2005 (1)		June 30, 2006
Net sales	$342,815	100.0%	$361,733	100.0%
Gross profit	59,970	17.5%	53,120	14.7%
Operating expenses	14,101	4.1%	13,087	3.6%
Income from operations	45,869	13.4%	40,033	11.1%
Interest (expense)	(16,781)	(4.9%)	(12,279)	(3.4%)
Equity in earnings of affiliates	207	0.1%	176	0.1%
Other income (expense), net	(745)	(0.2%)	394	0.1%
Net income	$17,019	5.0%	$18,343	5.1%
Other Data:
Average weighted shares outstanding — basic	30,601		34,146
Basic income per share	$0.56		$0.54
Average weighted shares outstanding — diluted	31,377		34,564
Diluted income per share	$0.54		$0.53

(1)             Certain amounts in the 2005 consolidated statements of income have been reclassified to conform to the 2006 presentation. Included in these reclassifications are certain costs totaling $4.8 million for the three months ended June 30, 2005 that have been reclassified from selling, general, and administrative expenses to cost of goods sold. These reclassifications do not have any impact on 2005 net income and are immaterial to the consolidated statements of income.

Net Sales.  Net sales for the three months ended June 30, 2006 were $361.7 million, which was an increase of 5.5%, compared to net sales of $342.8 million for the three months ended June 30, 2005.  The increase in net sales is primarily a result of the continuing robust cycle in the commercial vehicle industry.

Gross Profit.  Gross profit decreased $6.9 million to $53.1 million for the three months ended June 30, 2006 from $60.0 million for the three months ended June 30, 2005.  Impacting the 2006 gross profit is a loss of $1.4 million from a sale of property in Columbia, Tennessee and an impairment of tooling assets in our Piedmont, Alabama facility of $2.3 million.  Other impacts in 2006 include approximately $7.6 million of unrecovered rising raw material costs, mostly aluminum, and an unfavorable impact due to the breakdown of presses at our Erie, Pennsylvania facility.

Operating Expenses.  Operating expenses decreased $1.0 million to $13.1 million for the three months ended June 30, 2006 from $14.1 million for the three months ended March 31, 2005.  Stock-based compensation expense of $0.6 million was recorded in the current quarter due to the adoption of FAS No. 123(R) on January 1, 2006.

Interest (Expense).  Interest expense decreased $4.5 million to $12.3 million for the three months ended June 30, 2006 from $16.8 million for the three months ended June 30, 2005.  The decrease in expense is attributable to $3.5 million of favorable unrealized gains from our interest rate swap agreements, reductions in debt and the absence of $0.6 million of costs incurred in 2005 associated with refinancing of our senior debt and subordinated notes.

Net Income.  We had net income of $18.3 million for the three months ended June 30, 2006 compared to net income of $17.0 million for the three months ended June 30, 2005.

Six Months Ended June 30, 2005 Compared to the Six Months Ended June 30, 2006

The following table sets forth certain income statement information of Accuride for the six months ended June 30, 2005 and June 30, 2006:

(Amounts in thousands, except per share data)	June 30, 2005 (1)		June 30, 2006
Net sales	$615,431	100.0%	$721,658	100.0%
Gross profit	102,853	16.7%	109,134	15.1%
Operating expenses	26,077	4.2%	26,776	3.7%
Income from operations	76,776	12.5%	82,358	11.4%
Interest (expense)	(48,686)	(7.9%)	(23,909)	(3.3%)
Equity in earnings (losses) of affiliates	386	0.1%	391	0.1%
Other income (expense)	(878)	(0.1%)	996	(0.1%)
Net income	$17,207	2.8%	$38,378	5.3%
Other Data:
Average weighted shares outstanding — basic	25,284		34,064
Basic income per share	$0.68		$1.13
Average weighted shares outstanding — diluted	26,026		34,524
Diluted income per share	$0.66		$1.11

(1)             Certain amounts in the 2005 consolidated statements of income have been reclassified to conform to the 2006 presentation. Included in these reclassifications are certain costs totaling $8.1 million for the six months ended June 30, 2005 that have been reclassified from selling, general, and administrative expenses to cost of goods sold. These reclassifications do not have any impact on 2005 net income and are immaterial to the consolidated statements of income.

Net Sales.  Net sales for the six months ended June 30, 2006 were $721.7 million, which was an increase of 17.3%, compared to net sales of $615.4 million for the six months ended June 30, 2005.  Approximately $57.3 million of the increase in net sales is the result of our acquisition of TTI on January 31, 2005.  The remainder of the increase in net sales is primarily a result of the continuing robust cycle in the commercial vehicle industry.

Gross Profit.  Gross profit increased $6.2 million to $109.1 million for the six months ended June 30, 2006 from $102.9 million for the six months ended June 30, 2005.  The increase is primarily attributable to the acquisition of TTI, which accounted for $7.1 million of the increase, and the increase in customer demand resulting in higher net sales.  Impacting the 2006 gross profit is a loss of $1.4 million from a sale of property in Columbia, Tennessee and an impairment of tooling assets in our Piedmont, Alabama facility of $2.3 million.  Other impacts in 2006 include approximately $15.0 million of unrecovered rising raw material costs, mostly aluminum, and an unfavorable impact due to the breakdown of presses at our Erie, Pennsylvania facility.

Operating Expenses.  Operating expenses increased $0.7 million to $26.8 million for the six months ended June 30, 2006 from $26.1 million for the six months ended June 30, 2005.  The increase is attributed to the $0.7 million compensation expense recorded in the current year due to the adoption of FAS No. 123(R) on January 1, 2006.

Interest (Expense).  Interest expense decreased $24.8 million to $23.9 million for the six months ended June 30, 2006 from $48.7 million for the six months ended June 30, 2005.  The decrease in expense is attributable to $3.3 million of favorable unrealized gains from our interest rate swap agreements, reductions of debt and the absence of $20.0 million of costs incurred in 2005 associated with refinancing of our senior debt and subordinated notes.

Net Income.  We had net income of $38.4 million for the six months ended June 30, 2006 compared to net income of $17.2 million for the six months ended June 30, 2005.  The majority of this increase was due to higher income from operations and the absence of costs incurred in 2005 associated with refinancing our senior debt and subordinated notes.

Changes in Financial Condition

At June 30, 2006, we had total assets of $1,252.8 million, as compared to $1,220.4 million at December 31, 2005.  The $32.4 million, or 2.7%, increase in total assets during the six months ended June 30, 2006 primarily resulted from an increase in working capital precipitated by the seasonally stronger sales in the second quarter versus the final quarter of 2005.

Working capital, defined as current assets (excluding cash) less current liabilities, increased $26.7 million from December 31, 2005 to June 30, 2006.  Significant changes in working capital from December 31, 2005 included

•                  an increase in net customer receivables of $39.6 million due to seasonality of higher customer sales in the second quarter of 2006 compared to the fourth quarter of 2005;

•                  an increase in accounts payable of $7.2 million due to seasonal higher volume; and

•                  an increase in income taxes payable of $12.5 million due to increased income before tax.

Capital Resources and Liquidity

Our primary sources of liquidity during the six months ended June 30, 2006 were cash reserves and our $125 million revolving credit facility, as discussed below, of which $5 million is currently drawn.  Primary uses of cash were working capital needs and capital expenditures.

Operating Activities

Net cash provided by operating activities during the first six months of 2006 amounted to $46.8 million compared to $4.2 million for the comparable period in 2005, an increase of $42.6 million. Included in 2005 is approximately $13.7 million of cash fees expensed associated with refinancing our senior debt and subordinated notes.

Investing Activities

Net cash used in investing activities totaled $13.1 million for the six months ended June 30, 2006 compared to a use of $8.1 million for the six months ended June 30, 2005, which was a net decrease of cash of $5.0 million due principally to higher capital expenditures partially reduced by $1.9 million of net proceeds from the sale of property in Columbia, Tennessee.

Our most significant cash outlays for investing activities are the purchases of property, plant and equipment.  Our capital expenditures in 2005 were $40.0 million.  We expect our capital expenditures to also total approximately $40 million in 2006. We anticipate these capital expenditures will fund (1) investments in productivity and low cost manufacturing improvements of approximately $14 million, (2) equipment and facility maintenance of approximately $13 million, (3) capacity expansion of approximately $10 million, and (4) environmental improvements of $3 million. Cash generated from operations and existing cash reserves will fund these expenditures.

Financing Activities

Net cash used in financing activities totaled $28.5 million for the six months ended June 30, 2006 compared to net cash used in financing activities of $17.1 million for the comparable period in 2005, an increase of $11.4 million.  Included in the 2005 financing activities were $9.9 million of deferred financing fees related to the refinancing of our senior debt and subordinated notes.

Bank Borrowing.   In connection with the TTI merger, we entered into a Fourth Amended and Restated Credit Agreement consisting of (1) a new term credit facility (the Term B Loan Facility) in an aggregate principal amount of $550.0 million that will mature on January 31, 2012 and (2) a revolving credit facility (the “New Revolver”) in an aggregate principal amount of $125.0 million (comprised of a new $95.0 million U.S. revolving credit facility and the continuation of a $30.0 million Canadian revolving credit facility) that will terminate on January 31, 2010. As of

June 30, 2006, $384.6 million was outstanding under the Term B Loan Facility and $5.0 million was outstanding under the New Revolver.  The Term B Loan Facility requires quarterly amortization payments of $1.4 million that commenced on March 31, 2005, with the balance paid on the maturity date for the Term B Loan Facility. As of June 30, 2006, the regularly scheduled payments due through December 31, 2011 were prepaid without penalty.  The interest rates per annum applicable to loans under our new senior credit facilities are, at the option of the Company or Accuride Canada Inc., as applicable, a base rate or Eurodollar rate plus, in each case, an applicable margin which is subject to adjustment based on our leverage ratio. The base rate is a fluctuating interest rate equal to the highest of (a) the base rate reported by Citibank, N.A. (or, with respect to the Canadian revolving credit facility, the reference rate of interest established or quoted by Citibank Canada for determining interest rates on U.S. dollar denominated commercial loans made by Citibank Canada in Canada), (b) a reserve adjusted three-week moving average of offering rates for three-month certificates of deposit plus one-half of one percent (0.5%) and (c) the federal funds effective rate plus one-half of one percent (0.5%). The obligations under our new senior credit facilities are guaranteed by all of our domestic subsidiaries. The loans under the new senior credit facilities are secured by, among other things, a lien on substantially all of our U.S. properties and assets and of our domestic subsidiaries and a pledge of 65% of the stock of our foreign subsidiaries. The loans under the Canadian revolving facility are also secured by substantially all of the properties and assets of Accuride Canada Inc.

Initial Public Offering.  On April 26, 2005, we completed our initial public offering (“IPO”).  Net proceeds from the IPO were $89.6 million.  We used all of the net proceeds from the IPO as well as other available cash as part of our repayment in April 2005 of $93.0 million of the Term B Loan Facility. This prepayment was not subject to a prepayment penalty.

Restrictive Debt Covenants.  Our new senior credit facilities contain numerous financial and operating covenants that limit the discretion of management with respect to certain business matters. These covenants place significant restrictions on, among other things, our ability to incur additional debt, to pay dividends, to create liens, to make certain payments and investments and to sell or otherwise dispose of assets and merge or consolidate with other entities. We are also required to meet certain financial ratios and tests, including a leverage ratio, an interest coverage ratio and a fixed charge coverage ratio. Failure to comply with the obligations contained in the credit documents could result in an event of default, and possibly the acceleration of the related debt and the acceleration of debt under other instruments evidencing indebtedness that may contain cross-acceleration or cross-default provisions.  As of June 30, 2006, and currently, we are in compliance with our financial covenants and ratios.

Senior Subordinated Notes.   In connection with the TTI merger, we issued $275.0 million aggregate principal amount of 8 1/2% senior subordinated notes due 2015 in a private placement transaction. Interest on the senior subordinated notes is payable on February 1 and August 1 of each year, beginning on August 1, 2005. The notes mature on February 1, 2015 and may be redeemed, at our option, in whole or in part, at any time on or before February 1, 2010 at a price equal to 100% of the principal amount, plus an applicable make-whole premium, and accrued and unpaid interest and special interest if any, to the date of redemption, and on or after February 1, 2010 at certain specified redemption prices. In addition, on or before February 1, 2008, we may redeem up to 40% of the aggregate principal amount of the senior subordinated notes issued under the indenture with the proceeds of certain equity financings. The new senior subordinated notes are general unsecured obligations (1) subordinated in right of payment to all of our and the guarantors’ existing and future senior indebtedness, including any borrowings under our new senior credit facilities; (2) equal in right of payment with any of our and the guarantors’ existing and future senior subordinated indebtedness; (3) senior in right of payment to all of our and the guarantors’ existing and future subordinated indebtedness and (4) structurally subordinated to all obligations of our subsidiaries that do not guarantee the outstanding notes.  On June 15, 2005, we completed an exchange offer of these senior subordinated notes for substantially identical notes registered under the Securities Act of 1933, as amended. As of June 30, 2006 the aggregate principal amount of Notes outstanding was $275.0 million.

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

Accounting Changes.  SFAS No. 123 (revised 2004)— In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment.  SFAS No. 123(R) is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and our related implementation guidance.  The statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost is to be recognized over the period during which an employee is required to provide service in exchange for the award.  Accuride adopted SFAS No. 123(R) as of January 1, 2006 and recorded $0.6 million and $0.7 million of pre-tax compensation expense in the three and six months ended June 30, 2006, respectively.

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

Recent Accounting Pronouncement — In July 2006, the FASB issued Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in SFAS No. 109, Accounting for Income Taxes, on the uncertainty in income taxes recognized in an enterprise’s financial statements.  Specifically, FIN No. 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 will apply to fiscal years beginning after December 15, 2006.  Management is currently evaluating the impact of FIN No. 48 on the consolidated financial statements.

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

Foreign Currency Risk
Certain forecasted transactions, assets, and liabilities are exposed to foreign currency risk.  We monitor our foreign currency exposures to maximize the overall effectiveness of our foreign currency derivatives. The principal currency of exposure is the Canadian dollar. Foreign exchange forward contracts and option contracts, designated as hedging instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, may be used to offset the impact of the variability in exchange rates on our operations, cash flows, assets and liabilities. At June 30, 2006, we had no open foreign exchange forward contracts or option contracts.

Raw Material/Commodity Price Risk

We rely upon the supply of certain raw materials and commodities in our production processes and have entered into long-term supply contracts for our steel and aluminum requirements.  The exposures associated with these commitments are primarily managed through the terms of the sales, supply, and procurement contracts.  From time to time, we use commodity price swaps and futures contracts to manage the variability in certain commodity prices. Commodity price swaps and futures contracts are used to offset the impact of the variability in certain commodity prices on our operations and cash flows.  At June 30, 2006, we had no material commodity price swaps and futures contracts.

Interest Rate Risk
We use long-term debt as a primary source of capital in our business.  The following table presents the principal cash repayments and related weighted average interest rates by maturity date for our long-term fixed-rate debt and other types of long-term debt at June 30, 2006:

(Dollars in thousands)	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
Long-term Debt:
Fixed	—	—	—	—	—	$275,000	$275,000	$265,375
Average Rate	—	—	—	—	—	8.50%	8.50%
Variable	—	—	—	—	$5,000	$387,725	$392,725	$391,994
Average Rate	—	—	—	—	7.31%	7.29%	7.29%

We have used interest rate swaps to alter interest rate exposure between fixed and variable rates on a portion of our long-term debt.  As of June 30, 2006, interest rate swaps of $250.0 million were outstanding.  Under the terms of the interest rate swaps, we agreed with the counterparty to exchange, at specified intervals, the difference between 3.55% from March 2005 through March 2006, 4.24% from March 2006 through March 2007, and 4.43% from March 2007 through March 2008, and the variable rate interest amounts calculated by reference to the notional principal amount.  The interest rate swaps commenced in February 2005 and mature in March 2008.

Item 4.           Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 4.           Submission of Matters to a Vote of Security Holders

The results of the Company’s annual meeting of shareholders, held on May 19, 2006, were reported in a Form 8-K, filed with the Securities and Exchange Commission on May 24, 2006.

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

10.1	—	Director’s Deferred Compensation Plan dated May 19, 2006. Previously filed as an exhibit to the Form 8-K filed on May 24, 2006 and incorporated herein by reference.
10.2	—

Lease agreement dated July 12, 2006 with RN Realty for property in Denton, Texas commencing August 1, 2006. Previously filed as an exhibit to the Form 8-K filed on July 17, 2006 and incorporated herein by reference.

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

ACCURIDE CORPORATION

/s/ Terrence J. Keating	Dated:	August 10, 2006
Terrence J. Keating
Chief Executive Officer

/s/ John R. Murphy	Dated:	August 10, 2006
John R. Murphy
President and Chief Financial Officer
Principal Accounting Officer