Form 10-Q
period 2006-09-30
ACCURIDE CORP
filed 2006-11-03
CIK 817979

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006.

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

As of November 1, 2006, 34,565,416 shares of Accuride Corporation common stock, par value $.01 per share, were outstanding.

ACCURIDE CORPORATION

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ACCURIDE CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(In thousands, except for per share data)	2006	2005
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$86,677	$48,415
Customer receivables, net of allowance for doubtful accounts of $2,359 and $2,492 in 2006 and 2005, respectively	166,646	132,357
Other receivables	8,685	9,564
Inventories, net	109,294	118,896
Supplies, net	21,926	17,426
Deferred income taxes	19,179	19,245
Prepaid expenses and other current assets	7,589	6,354
Total current assets	419,996	352,257
PROPERTY, PLANT AND EQUIPMENT, net	299,057	317,972
OTHER ASSETS:
Goodwill	390,594	395,986
Other intangible assets, net	136,805	140,954
Investment in affiliates	3,735	3,208
Deferred financing costs, net of accumulated amortization of $2,166 and $1,104 in 2006 and 2005, respectively	8,333	9,395
Other	765	582
TOTAL	$1,259,285	$1,220,354
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$119,761	$114,990
Accrued payroll and compensation	27,690	27,092
Accrued interest payable	4,996	11,385
Income taxes payable	22,960	12,726
Gain contingency	14,976	—
Accrued and other liabilities	29,073	31,393
Total current liabilities	219,456	197,586
LONG-TERM DEBT	657,725	697,725
DEFERRED INCOME TAXES	30,115	39,800
OTHER POSTRETIREMENT BENEFIT PLAN LIABILITY	83,964	80,562
PENSION BENEFIT PLAN LIABILITY	21,835	24,916
OTHER LIABILITIES	3,848	4,022
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 5,000 shares authorized and unissued	—	—
Common Stock, $0.01 par value; 100,000 shares authorized, 34,520 and 33,986 shares issued, and 34,445 and 33,910 shares outstanding in 2006 and 2005, respectively	344	339
Additional paid-in-capital	252,493	235,768
Treasury stock – 76 shares at cost in 2006 and 2005	(751)	(751)
Accumulated other comprehensive income (loss)	(26,771)	(25,823)
Retained earnings (deficit)	17,027	(33,790)
Total stockholders’ equity	242,342	175,743
TOTAL	$1,259,285	$1,220,354

See notes to consolidated financial statements.

ACCURIDE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands except per share data)	2006	2005	2006	2005
NET SALES	$341,610	$316,136	$1,063,268	$931,567
COST OF GOODS SOLD	299,707	264,602	912,231	777,179
GROSS PROFIT	41,903	51,534	151,037	154,388
OPERATING EXPENSES:
Selling, general and administrative	12,636	12,177	39,412	38,254
INCOME FROM OPERATIONS	29,267	39,357	111,625	116,134
OTHER INCOME (EXPENSE):
Interest income	495	155	887	422
Interest expense	(14,819)	(11,083)	(39,120)	(40,049)
Loss on extinguishment of debt	—	—	—	(5,072)
Refinancing costs	—	—	—	(14,915)
Equity in earnings (losses) of affiliate	137	(8)	528	378
Other income (expense), net	(127)	1,137	869	259
INCOME BEFORE INCOME TAXES	14,953	29,558	74,789	57,157
INCOME TAX PROVISION	2,518	10,418	23,976	20,809
NET INCOME	$12,435	$19,140	$50,813	$36,348

Weighted average common shares outstanding—basic	34,308	33,624	34,145	28,064

Basic income per share	$0.36	$0.57	$1.49	$1.30

Weighted average common shares outstanding—diluted	34,682	34,856	34,577	28,971

Diluted income per share	$0.36	$0.55	$1.47	$1.25

See notes to consolidated financial statements.

ACCURIDE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(In thousands)	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$50,813	$36,348
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and impairment	40,092	29,100
Amortization – deferred financing costs	1,062	1,027
Amortization – other intangible assets	4,149	3,807
Loss on extinguishment of debt	—	3,369
Loss on disposal of assets	1,470	110
Deferred income taxes	(2,386)	16,136
Equity in earnings of affiliates	(528)	(378)
Cash distribution from affiliate	—	1,000
Non-cash stock-based compensation	1,000	—
Changes in certain assets and liabilities, net of effects from acquisition:
Receivables	(33,411)	(31,176)
Inventories and supplies	5,103	(7,495)
Prepaid expenses and other assets	(2,790)	451
Accounts payable	4,771	(3,980)
Accrued and other liabilities	27,574	1,262
Net cash provided by operating activities	96,919	49,581
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(24,782)	(21,416)
Acquisition costs - TTI	—	(8,327)
Sale of property, plant and equipment	1,888	—
Cash distribution from investment - Trimont	421	535
Net cash used in investing activities	(22,473)	(29,208)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	825,000
Payments on long-term debt	(40,000)	(956,731)
Increase in revolving credit advance	25,000	—
Decrease in revolving credit advance	(25,000)	—
Deferred financing fees	—	(9,905)
Proceeds from sales of stock	—	89,562
Proceeds from employee stock option and stock purchase plans	2,677	—
Tax benefit from employee stock option exercises	1,139	—
Net cash used in financing activities	(36,184)	(52,074)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	38,262	(31,701)

CASH AND CASH EQUIVALENTS—Beginning of period	48,415	71,843

CASH AND CASH EQUIVALENTS—End of period	$86,677	$40,142

See notes to consolidated financial statements.

ACCURIDE CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2006 AND DECEMBER 31, 2005 AND FOR THE THREE AND NINE
MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED) (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

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

The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006.  The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto disclosed in Accuride’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Derivative Financial Instruments – We use derivative financial instruments as part of our overall risk management strategy as further described under Item 7A of the 2005 Annual Report on Form 10-K.  The derivative instruments used from time to time include interest rate, foreign exchange, and commodity price instruments.  All derivative instruments designated as hedges are recognized on the balance sheet at their estimated fair value.

Interest Rate Instruments – We entered into interest rate swap agreements in the first quarter of 2005 as a means of fixing the interest rate on portions of our floating-rate debt.  The total notional amount of outstanding interest rate swaps at September 30, 2006 was $250 million, maturing in March of 2007 and 2008.  Included in interest expense for the three months ended September 30, 2006 are realized gains of $0.7 million and unrealized losses of $2.1 million.  Included in interest expense for the three months ended September 30, 2005 are realized losses of $0.1 million and unrealized gains of $2.3 million.  Included as a reduction to interest expense for the nine months ended September 30, 2006 are realized gains of $1.8 million and unrealized gains of $0.1 million.  Included in interest expense for the nine months ended September 30, 2005 are realized losses of $0.5 million and unrealized gains of $1.2 million.

Foreign Exchange Instruments – From time to time we use foreign currency forward contracts and option contracts to limit foreign exchange risk on anticipated but not yet committed transactions expected to be denominated in Canadian dollars and are following the guidance under Derivative Implementation Group (“DIG”) item G20 to account for the option contracts.  As these contracts have been designated as cash flow hedges, unrealized gains or losses will be deferred in Other Comprehensive Income (See Note 10) with only realized gains or losses reflected in current period earnings as Cost of Goods Sold.  To the extent that any of these contracts are not completely effective in offsetting the change in the value of the anticipated transactions being hedged, any changes in fair value relating to the ineffective portion of these contracts will be immediately recognized in Cost of Goods Sold.  At September 30, 2006, we had no open foreign exchange forward contracts or option contracts.

Earnings Per Common Share – Basic and diluted earnings per common share were computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands except per share data)	2006	2005	2006	2005
Numerator:
Net Income	$12,435	$19,140	$50,813	$36,347
Denominator:
Weighted average shares outstanding - Basic	34,308	33,624	34,145	28,064
Effect of dilutive stock options	374	1,232	432	907
Weighted average shares outstanding - Diluted	34,682	34,856	34,577	28,971
Basic earnings per common share	$0.36	$0.57	$1.49	$1.30
Diluted earnings per common share	$0.36	$0.55	$1.47	$1.25

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

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions to stock-based employee compensation in 2005.

	For The Three Months Ended September 30, 2005	For The Nine Months Ended September 30, 2005
Net income as reported	$19,140	$36,347
Deduct: Total stock-based employee compensation expense determined under the fair value based method, net of related tax effects	(75)	(167)

Pro forma net income	$19,065	$36,180

Earnings per share-as reported:
Basic	$0.57	$1.30
Diluted	$0.55	$1.25

Earnings per share-pro forma:
Basic	$0.57	$1.29
Diluted	$0.55	$1.25

Recent Accounting Adoptions – SFAS No. 123 (revised 2004)— In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment.  SFAS No. 123(R) is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and our related implementation guidance.  SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost is to be recognized over the period during which an employee is required to provide service in exchange for the award.  Accuride adopted SFAS No. 123(R) as of January 1, 2006 and recorded $0.3 million and $1.0 million of pre-tax compensation expense in the three and nine months ended September 30, 2006, respectively.

SFAS No. 151 – In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Accuride adopted SFAS No. 151 as of January 1, 2006.  There was no impact on our 2006 consolidated financial statements.

SFAS No. 153 – In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Accuride adopted SFAS No. 153 as of January 1, 2006.  There was no impact on our 2006 consolidated financial statements.

Recent Accounting Pronouncements - In July 2006, the FASB issued Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in SFAS No. 109, Accounting for Income Taxes, on the uncertainty in income taxes recognized in an enterprise’s financial statements.  Specifically, FIN No. 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN No. 48 will apply to fiscal years beginning after December 15, 2006.  Management is currently evaluating the impact of FIN No. 48 on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions in GAAP that are dispersed among the many accounting pronouncements that require fair value measurements.  SFAS No. 157 will apply to fiscal years beginning after November 15, 2007.  Management is currently evaluating the impact of SFAS No. 157 on the consolidated financial statements.

In October 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, to require an employer to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare, and other postretirement plans in their financial statements.  Previous standards required an employer to disclose the complete funded status of its plan only in the notes to the financial statements.  Under SFAS No. 158, a defined benefit postretirement plan sponsor must (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for the plan’s underfunded status, (b) measure the plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions), and (c) recognize, as a component of other comprehensive income, the changes in the funded status of the plan that arise during the year but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, Employers’ Accounting for Pensions, or SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions.  Initial recognition of the funded status and certain disclosures under SFAS No. 158 will be required on December 31, 2006.  Management is currently evaluating the impact of SFAS No. 158 on the consolidated financial statements.

Reclassifications – Certain amounts in the 2005 consolidated statements of income have been reclassified to conform to the 2006 presentation. Included in these reclassifications are certain costs totaling $4.9 million and $13.0 million for the three and nine months ended September 30, 2005, respectively, that have been reclassified from selling, general and administrative expenses to cost of goods sold to conform to our accounting policies. These reclassifications do not have any impact on 2005 net income and are immaterial to the consolidated statements of income.

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

For The Nine Months Ended September 30, 2005 (Pro Forma)
Net sales	$985,897
Net income	$37,542
Earnings per share:
Weighted average shares outstanding - basic	28,949

Pro forma net income - basic	$1.30

Weighted average shares outstanding - diluted	29,852

Pro forma net income - diluted	$1.26

The unaudited pro forma information presented above for the nine months ended September 30, 2005 has been provided for comparative purposes only and does not purport to reflect the actual results that would have been reported had the TTI acquisition been consummated at the beginning of period presented. Additionally, such pro forma financial information does not purport to represent results that may occur in the future.

Note 3 - Inventories

Inventories are stated at the lower of cost or market.  We review inventory on hand and write down excess and obsolete inventory based on our assessment of future demand and historical experience.  The components of inventory on a FIFO basis are as follows:

	September 30, 2006	December 31, 2005
Raw materials	$32,884	$34,213
Work in process	43,037	36,279
Finished manufactured goods	33,373	48,404
Total inventories, net	$109,294	$118,896

Note 4 - Stock Split

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

Note 5 - Initial Public Offering

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

	Weighted Average	As of September 30, 2006			As of December 31, 2005
	Useful Lives	Gross Amount	Accumulated Amortization	Carrying Amount	Gross Amount	Accumulated Amortization	Carrying Amount

Goodwill	—	$390,594	—	$390,594	$395,986	—	$395,986
Other Intangible Assets:
Non-compete Agreements	3.0	$2,379	$801	$1,578	$2,379	$204	$2,174
Trade Names	—	38,080	—	38,080	38,080	—	38,080
Technology	14.7	33,540	3,821	29,719	33,540	2,100	31,440
Customer Relationships	29.6	71,500	4,072	67,428	71,500	2,240	4,071

		$145,499	$8,694	$136,805	$145,499	$4,544	$140,954

We estimate that aggregate amortization expense for 2006 and 2007 will be approximately $5,500 each year with 2008 at $5,300 and 2009 and 2010 at approximately $4,700 each year.

Goodwill was reduced by $5,392 in accordance with EITF 93-7, Uncertainties Related to Income Taxes in a Purchase Business Combination, in the three months ended September 30, 2006 due to a favorable resolution of a state income tax audit related to a subsidiary acquired on January 31, 2005 for periods prior to the acquisition.

Note 7 – Supplemental Cash Flow Disclosure

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2006	2005	2006	2005
Interest Paid	$19,237	$19,135	$45,828	$43,091

Income Tax Paid (Refunds Received)	$2,565	$(516)	$5,848	$1,201

The acquisition of TTI, consisting of net assets of $100,327, on January 31, 2005 was a non-cash, stock transaction (See Note 2 for discussion of acquisition).

Note 8 - Stock-Based Compensation Plans

Effective January 21, 1998, we adopted the 1998 Stock Purchase and Option Plan for key employees of Accuride Corporation and subsidiaries (the “1998 Plan”).  The 1998 Plan permitted the issuance of Common Stock and the grant of non-qualified stock options to purchase shares of Common Stock.  No further options will be granted under the 1998 Plan.  In connection with the initial public offering of 11,000,000 shares of our common stock in 2005, we adopted the Accuride 2005 Incentive Award Plan, which we refer to as the Incentive Plan, and the Accuride Employee Stock Purchase Plan, or ESPP.  The Incentive Plan will terminate on the earlier of ten years after it was approved by our stockholders or when terminated by the Board of Directors.  Up to 1,633,988 shares of our common stock are reserved for issuance upon the grant or exercise of awards under the Incentive Award Plan.  Under our ESPP, we have reserved 653,595 shares as available to issue to all of our eligible employees as determined by the Board of Directors. The ESPP has quarterly offering periods; however payroll deductions for participants are accumulated during the quarterly offering periods.   During 2005, shares were purchased at a price per share that was equal to 85% of the fair market value per share on the first day of the offering period or, if lower, 85% of the fair market value per share on the purchase date.  Effective January 1, 2006, the ESPP was revised so that shares are purchased at a price per share equal to 95% of the fair market value per share on the purchase dates.  During the three months ended September 30, 2006, 14,863 shares were purchased under the ESPP.  Payroll amounts were withheld during that same period to purchase 15,609 shares in October 2006.  We generally issue new shares to satisfy issuances of shares under our stock-based compensation plans.

In determining the estimated fair value of our stock options as of the grant date, we used the Black-Scholes option-pricing model with the assumptions illustrated in the table below.  Although there were no shares issued in the three months ended September 30, 2006, there were 132,970 shares issued in the nine months ended September 30, 2006.

For The Nine Months Ended September 30, 2006
Expected Dividend Yield	0.0%
Expected Volatility in Stock Price	43.6%
Risk-Free Interest Rate	5.0%
Expected Life of Stock Awards	7.0 years
Weighted-Average Fair Value at Grant Date	$6.08

In the three and nine months ended September 30, 2006, $0.3 million and $1.0 million of pre-tax compensation expense was recognized, respectively.  The total income tax benefit recognized for stock-based compensation in the statements of income for the three and nine months ended September 30, 2006 was immaterial.  As of September 30, 2006, there was approximately $1.7 million of unrecognized pre-tax compensation expense related to performance and service options that will be recognized over a weighted-average period of 2.0 years.  There were 95,920 performance options and 95,920 service options that vested in the nine months ended September 30, 2006.  If the new provisions of SFAS No. 123(R) had been in effect for the three and nine months ended September 30, 2005, there would have been an immaterial difference in compensation expense.

Performance Options – We award performance options to officers and other key employees under the 2005 Plan.  Under these awards, a number of shares will be granted to each participant based upon the attainment of the applicable targets established under our incentive compensation plan approved by the Compensation Committee.  Certain outstanding performance options are applicable to performance measurement periods in future fiscal years.  Performance options generally vest over four years and have 10-year contractual terms.  A summary of performance option activity under the 2005 Incentive Award Plan during the nine months ended September 30, 2006 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Actual Term	Aggregate Intrinsic Value
Performance options outstanding at December 31, 2005	417,778	$9.40
Granted	—	—
Exercised	(7,017)	$9.00		$15
Forfeited	(23,641)	$9.00
Performance options outstanding at September 30, 2006	387,120	$9.43	8.6 years	$710
Service options exercisable at September 30, 2006	88,903	$9.00	8.6 years	$179

Service Options - We grant options to officers, other key employees, and members of our Board of Directors under the 2005 Plan as consideration for service.  Options granted generally vest annually over a four year period.  Service options generally vest over four years and have 10-year contractual terms.  A summary of service option activity under the 2005 Incentive Award Plan during the nine months ended September 30, 2006 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Actual Term	Aggregate Intrinsic Value
Service options outstanding at December 31, 2005	1,653,505	$5.51
Granted	132,970	$11.39
Exercised	(462,538)	$4.40		$3,214
Forfeited	(26,596)	$8.33
Service options outstanding at September 30, 2006	1,297,341	$6.45	6.1 years	$6,089
Service options exercisable at September 30, 2006	767,136	$4.67	5.5 years	$4,861

We realized a tax benefit in additional-paid-in-capital of $425 and $1,139 during the three and nine months ended September 30, 2006, respectively, for the stock options exercised during that period.

Note 9 - Property, Plant and Equipment

We sold our Columbia, Tennessee, property in the three months ended June 30, 2006 for net proceeds of $1.9 million, resulting in a loss of $1.4 million.  Also in the three months ended June 30, 2006, we recorded a $2.3 million impairment of tooling assets in our Piedmont, Alabama, facility as a result of a discontinuation of a certain product line.  Due to press breakdowns in our Erie, Pennsylvania, facility during 2006, we have recorded an insurance receivable of $3.3 million as of September 30, 2006.  During the three months ended September 30, 2006, we recorded $6.1 million of accelerated depreciation of certain light wheel assets in our London, Ontario, and Monterrey, Mexico, facilities as a result of a reduction of the useful lives of the assets (See Note 14 – Contingencies).  We estimate that the remaining net book value of the assets of $22.7 million will be fully depreciated on or before June 30, 2007.

Note 10 - Comprehensive income

Comprehensive income for the three and nine months ended September 30 is summarized as follows:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$12,435	$19,140	$50,813	$36,347
Other comprehensive income (net of tax)
Unrealized gain (loss) on derivatives	—	1,295	(402)	1,327
Minimum pension liability adjustment	82	(315)	(546)	(206)
Total comprehensive income	$12,517	$20,120	$49,865	$37,468

Included in accumulated other comprehensive income are unrealized gains and losses on derivatives that have been designated as cash flow hedges in accordance with SFAS No. 133, as further described in Note 1.  The remaining component included in accumulated other comprehensive income is the minimum pension liability adjustment related to fluctuations of the Canadian dollar and translation of our Canadian pension plans.

Note 11 - Pension and Other Postretirement Benefit Plans

Components of Net Periodic Benefit Cost for the three and nine months ended September 30:

	For The Three Months Ended September 30,				For The Nine Months Ended September 30,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	2006	2005	2006	2005	2006	2005	2006	2005
Service cost-benefits earned during the year	$1,125	$555	$392	$119	$3,416	$2,783	$1,178	$1,114
Interest cost on projected benefit obligation	2,523	1,483	1,213	880	7,167	6,208	3,642	3,160
Expected return on plan assets	(3,220)	(2,098)	—	—	(9,254)	(8,204)	—	—
Prior service cost and other amortization (net)	1,108	168	(31)	(368)	2,603	1,419	(95)	(276)

Net amount charged to income	$1,536	$108	$1,574	$631	$3,932	$2,206	$4,725	$3,998

The 2005 data reflects the acquisition of TTI as of January 31, 2005.

Employer Contributions - As of September 30, 2006, $11,941 has been contributed to our sponsored pension plans.  We presently anticipate contributing an additional $3,507 to fund our pension plans in 2006 for a total of $15,448.

Note 12 - Income Tax

The effective tax rate for the third quarter was 16.8%.  The difference between the statutory rate and the effective rate was principally caused by a change in management’s estimate regarding the expected realization of loss carryforwards, an adjustment of tax contingency reserves related to federal and state tax matters and certain accrual to return adjustments for permanent differences recorded in the quarter.

During the quarter, management determined that an additional $30.3 million in tax basis of assets involved in the 1998 recapitalization of Accuride should be recognized based on the settlement between the taxing authority and the former shareholder.  As a result, we recorded a $7.3 million increase in deferred tax assets and a $4.5 million decrease in tax contingency reserves.  The amount recorded, totaling $11.8 million was recognized in additional paid-in-capital as an adjustment to the recapitalization.

Note 13 – Guarantor and Non-guarantor Financial Statements

Our 8 1/2% Senior Subordinated Notes due 2015 are fully and unconditionally guaranteed, on a joint and several basis, by substantially all of our wholly-owned domestic subsidiaries (“Subsidiary Guarantors”).  The non-guarantor subsidiaries are our foreign subsidiaries.  The following condensed financial information illustrates the composition of the combined Subsidiary Guarantors:

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (IN THOUSANDS)

	September 30, 2006
	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets	$340,985	$83,012	$(4,001)	$419,996
Property, plant, and equipment, net	205,531	93,526	—	299,057
Other non-current assets	685,100	21,316	(166,184)	540,232

TOTAL	$1,231,616	$197,854	$(170,185)	$1,259,285
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$177,546	$44,906	$(2,996)	$219,456
Long-term debt	652,725	5,000	—	657,725
Deferred income taxes	24,412	5,703	—	30,115
Other non-current liabilities	95,452	14,195	—	109,647
Stockholders’ equity	281,481	128,050	(167,189)	242,342

TOTAL	$1,231,616	$197,854	$(170,185)	$1,259,285

	December 31, 2005
	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets	$272,959	$82,168	$(2,870)	$352,257
Property, plant, and equipment, net	214,921	103,051	—	317,972
Other non-current assets	694,838	21,471	(166,184)	550,125

TOTAL	$1,182,718	$206,690	$(169,054)	$1,220,354
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$162,778	$36,481	$(1,673)	$197,586
Long-term debt	692,725	5,000	—	697,725
Deferred income taxes	31,091	8,709	—	39,800
Other non-current liabilities	96,601	12,899	—	109,500
Stockholders’ equity	199,523	143,601	(167,381)	175,743

TOTAL	$1,182,718	$206,690	$(169,054)	$1,220,354

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (IN THOUSANDS)

	Three Months Ended September 30, 2006
	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net Sales	$385,657	$87,585	$(131,632)	$341,610
Cost Of Goods Sold	354,186	77,255	(131,734)	299,707
Gross Profit	31,471	10,330	102	41,903
Operating Expenses	12,452	184	—	12,636
Income From Operations	19,019	10,146	102	29,267
Other Income (Expense):
Interest income (expense), net	(13,161)	(1,163)	—	(14,324)
Equity in earnings of affiliates	137	—	—	137
Other income (expense), net	30	(157)	—	(127)
Income Before Income Taxes	6,025	8,826	102	14,953
Income Tax Provision (Benefit)	(237)	2,755	—	2,518

Net Income	$6,262	$6,071	$102	$12,435

	Three Months Ended September 30, 2005
	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net Sales	$339,194	$74,404	$(97,462)	$316,136
Cost Of Goods Sold	293,987	68,064	(97,449)	264,602
Gross Profit	45,207	6,340	(13)	51,534
Operating Expenses	11,985	192	—	12,177
Income From Operations	33,222	6,148	(13)	39,357
Other Income (Expense):
Interest income (expense), net	(9,882)	(1,046)	—	(10,928)
Equity in earnings of affiliates	(8)	—	—	(8)
Other income (expense), net	1,181	(44)	—	1,137
Income Before Income Taxes	24,513	5,058	(13)	29,558
Income Tax Provision	8,668	1,750	—	10,418

Net Income	$15,845	$3,308	$(13)	$19,140

	Nine Months Ended September 30, 2006
	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net Sales	$1,192,811	$273,571	$(403,114)	$1,063,268
Cost Of Goods Sold	1,071,693	243,843	(403,305)	912,231
Gross Profit	121,118	29,728	191	151,037
Operating Expenses	38,850	562	—	39,412
Income From Operations	82,268	29,166	191	111,625
Other Income (Expense):
Interest income (expense), net	(34,630)	(3,603)	—	(38,233)
Equity in earnings of affiliates	528	—	—	528
Other income (expense), net	1,747	(878)	—	869
Income Before Income Taxes	49,913	24,685	191	74,789
Income Tax Provision	16,457	7,519	—	23,976

Net Income	$33,456	$17,166	$191	$50,813

	Nine Months Ended September 30, 2005
	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net Sales	$1,011,180	$241,269	$(320,882)	$931,567
Cost Of Goods Sold	880,056	217,632	(320,509)	777,179
Gross Profit	131,124	23,637	(373)	154,388
Operating Expenses	37,642	612	—	38,254
Income From Operations	93,482	23,025	(373)	116,134
Other Income (Expense):
Interest income (expense), net	(56,212)	(3,402)	—	(59,614)
Equity in earnings of affiliates	378	—	—	378
Other income (expense), net	288	(29)	—	259
Income Before Income Taxes	37,936	19,594	(373)	57,157
Income Tax Provision	14,587	6,222	—	20,809

Net Income	$23,349	$13,372	$(373)	$36,348

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (IN THOUSANDS)

	Nine Months Ended September 30, 2006
	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$92,037	4,882	—	$96,919
Net cash provided by (used in) investing activities	(16,947)	(5,526)	—	(22,473)
Net cash provided by (used in) financing activities	(36,184)	—	—	(36,184)
Increase (decrease) in cash and cash equivalents	38,906	(644)	—	38,262
Cash and cash equivalents, beginning of period	12,436	35,979	—	48,415
Cash and cash equivalents, end of period	$51,342	$35,335	—	$86,677

	Nine Months Ended September 30, 2005
	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$33,880	$15,701	—	$49,581
Net cash provided by (used in) investing activities	(26,659)	(2,549)	—	(29,208)
Net cash provided by (used in) financing activities	(31,750)	(20,324)	—	(52,074)
Increase (decrease) in cash and cash equivalents	(24,529)	(7,172)	—	(31,701)
Cash and cash equivalents, beginning of period	44,003	27,840	—	71,843
Cash and cash equivalents, end of period	$19,474	$20,668	—	$40,142

Note 14 – Contingencies

We are from time to time involved in various legal proceedings of a character normally incident to our business. We do not believe that the outcome of these proceedings will have a material adverse effect on our consolidated financial condition or results of our operations.

As of September 30, 2006, we had an environmental reserve of approximately $2.7 million, related primarily to TTI’s foundry operations. This reserve is based on current cost estimates and does not reduce estimated expenditures to net present value, but does take into account the benefit of a contractual indemnity given to us by a prior owner of our wheel-end subsidiary. We cannot assure you, however, that the indemnitor will fulfill its obligations, and the failure to do so could result in future costs that may be material. Any cash expenditures required by us or our subsidiaries to comply with applicable environmental laws and/or to pay for any remediation efforts will not be reduced or otherwise affected by the existence of the environmental reserve. We currently anticipate spending approximately $0.2 million per year in 2006 through 2010 for monitoring the various environmental sites associated with the environmental reserve, including attorney and consultant costs for strategic planning and negotiations with regulators and other potentially responsible parties, and payment of remedial investigation costs.  Based on all of the information presently available to us, we believe that our environmental reserves will be adequate to cover the future costs related to the sites associated with the environmental reserves, and that any additional costs will not have a material adverse effect on our financial condition, results of operations or cash flows.  However, the discovery of additional sites, the modification of existing or the promulgation of new laws or regulations, more vigorous enforcement by regulators, the imposition of joint and several liability under CERCLA or analogous state laws, or other unanticipated events could also result in such a material adverse effect.

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

In addition, pursuant to the Recapitalization of the Company on January 21, 1998, we were indemnified by Phelps Dodge Corporation with respect to certain environmental liabilities at our Henderson and London facilities, subject to certain limitations.  At the Erie, Pennsylvania, facility, we have obtained an environmental insurance policy to provide coverage with respect to certain environmental liabilities.  Management does not believe that the outcome of any environmental proceedings will have a material adverse effect on our consolidated financial condition or results of operations.

During the third quarter of 2006, we had a continuing dispute with Ford Motor Company (“Ford”) originating from a previous decision by Ford to re-source certain of our products over the next 12 to 18 months.  In light of Ford’s decision to re-source the products, we elected not to renew our contract with Ford.  Alternatively, we offered to enter into new agreements with Ford to continue to provide such products at increased prices and subject to mutually agreed terms and conditions.  Ford declined to enter into new agreements and instead filed a breach of contract lawsuit in the Oakland County Circuit Court in Michigan seeking to challenge our right not to renew the prior contracts.  We have contested Ford’s allegations.  Trial on the merits of the case has been set for May 21, 2007.  Until the matter is resolved, and pursuant to the Order entered by the Oakland County Circuit Court by agreement of the parties (under which each party has reserved all contractual and legal rights pending the outcome of the lawsuit), we will continue to supply the products to Ford at the increased prices pursuant to certain interim terms.  Due to the uncertainty involved in the litigation, we are recording the incremental price increase as a “gain contingency” for accounting purposes and will not include such amount in income until the contingency is resolved. As of September 30, 2006, the incremental cash received of $10.6 million and accounts receivable of $4.4 million is reflected in assets and the incremental price amounts of $15.0 million are reflected in current liabilities.

In 2005, total sales to Ford were less than 7% of total revenues.  See Note 9 for a discussion of accelerated depreciation associated with the light wheel assets as a result of the expected reduction in product sales to Ford.

Note 15 – Subsequent Events

On October 31, 2006, Accuride purchased Goodyear Tire & Rubber Company’s interest in AOT, Inc., making AOT a wholly-owned subsidiary of Accuride Corporation.

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

Overview

The commercial vehicle market continued at a robust pace during the first nine months of 2006.  Freight growth, improved fleet profitability, aging equipment, high equipment utilization, and economic strength continue to drive demand for new vehicles.  Current industry forecasts by analysts, including America’s Commercial Transportation (“ACT”) Publications, predict that the North American commercial vehicle industry will continue to be strong throughout 2006, with a decline predicted in 2007 due to a change in emissions standards.

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

On April 26, 2005, our common stock commenced trading on the New York Stock Exchange.  We used net proceeds of approximately $89.6 million from the sale of 11.0 million shares of common stock in our initial public offering to repay a portion of our Term Loan B Facility.  For the twelve months of 2005, we reduced our senior debt by $155.4 million, including $65.8 million of cash from operations and the $89.6 million of proceeds from the IPO.  For the nine months ended September 30, 2006, we reduced our senior debt by $40.0 million.

Net sales for the three months ended September 30, 2006 were $341.6 million compared to net sales of $316.1 million for the three months ended September 30, 2005.

Our operating challenges are to meet these higher levels of production while improving our internal productivity, continue the integration of the TTI companies, and mitigate the margin pressure from rising material costs.  Furthermore, higher demand has required us to increase our level of subcontracted production for some of our products due to production constraints, and such subcontracting has resulted in higher costs and lower margins.

During the third quarter of 2006, we had a continuing dispute with Ford Motor Company (“Ford”) originating from a previous decision by Ford to re-source certain of our products over the next 12 to 18 months.  For a discussion of accelerated depreciation associated with the light wheel assets and the gain contingency related to the contract lawsuit, see Note 9 and Note 14, respectively.  In 2005, total sales to Ford were less than 7% of total revenues.

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

Pro Forma Results of Operations

Actual Nine Months Ended September 30, 2006 Compared to Pro Forma Nine Months Ended September 30, 2005

The following unaudited pro forma information presents results as if our acquisition of TTI had occurred at the beginning of the nine months ended September 30, 2005:

(Amounts in thousands, except per share data)	September 30, 2006 (Actual)		September 30, 2005 (Pro Forma) (1)
Net sales	$1,063,268	100.0%	$985,897	100.0%
Gross profit	151,037	14.2%	159,907	16.2%
Operating expenses	39,412	3.7%	41,064	4.2%
Income from operations	111,625	10.5%	118,843	12.1%
Interest (expense), net	(38,233)	(3.6)%	(60,574)	(6.1)%
Equity in earnings of affiliate	528	0.1%	378	0.0%
Other income (expense), net	869	0.1%	254	0.0%
Net income	$50,813	4.8%	$37,542	3.8%
Other Data:
Weighted average common shares outstanding - basic	34,145		28,949
Basic income per share	$1.49		$1.30
Weighted average common shares outstanding - diluted	34,577		29,852
Diluted income per share	$1.47		$1.26

(1) Certain amounts in the 2005 pro forma results of operations have been reclassified to conform to the 2006 presentation. Included in these reclassifications are certain costs totaling $14.7 million for the nine months ended September 30, 2005 that have been reclassified from operating expenses to cost of goods sold to conform to our accounting policies. These reclassifications do not have any impact on pro forma net income and are immaterial to the 2005 pro forma results of operations.

Net Sales.  Actual net sales for the nine months ended September 30, 2006 were $1,063.3 million compared to pro forma net sales of $985.9 million for the nine months ended September 30, 2005.  This increase is primarily a result of robust demand in the commercial vehicle industry and the partial pass-through of rising raw material costs.

Gross Profit.  Actual gross profit decreased $8.9 million to $151.0 million for the nine months ended September 30, 2006 from $159.9 million (pro forma) for the nine months ended September 30, 2005.  Impacting the 2006 gross profit is a loss of $1.4 million from a sale of property in Columbia, Tennessee, an impairment of tooling assets in our Piedmont, Alabama, facility of $2.3 million and accelerated depreciation expense of certain light wheel assets in our London, Ontario, and Monterrey, Mexico, facilities of $6.1 million.  Other impacts in 2006 include approximately $17.5 million of unrecovered rising raw material costs and an unfavorable impact due to the breakdown of presses at our Erie, Pennsylvania, facility during the second quarter.

Operating Expenses.  Actual operating expenses decreased $1.7 million to $39.4 million for the nine months ended September 30, 2006 from $41.1 million (pro forma) for the nine months ended September 30, 2005 mainly due to reduced expenses as a result of integration of the TTI companies.  Included in 2006 results is stock-based compensation expense of $1.0 million due to the adoption of SFAS No. 123(R) on January 1, 2006.

Interest (Expense).  Interest expense decreased $22.4 million to $38.2 million in the current period from $60.6 million (pro forma) for the same period last year.  The decrease in expense is attributable to $1.2 million of net gains from our interest rate swap agreements, reductions of debt and the absence of $20.0 million of costs incurred in 2005 associated with refinancing our senior debt and senior-subordinated notes.

Net Income.  Actual net income of $50.8 million increased $13.3 million for the nine months ended September 30, 2006 compared to net income of $37.5 million (pro forma) for the nine months ended September 30, 2005.

This was primarily due to the absence of costs incurred in 2005 associated with the refinancing of our senior debt and senior-subordinated notes and partially offset by lower gross profit.

Results of Operations

Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005

The following table sets forth certain income statement information of Accuride for the three months ended September 30, 2006 and September 30, 2005:

(Amounts in thousands, except per share data)	September 30, 2006		September 30, 2005 (1)
Net sales	$341,610	100.0%	$316,136	100.0%
Gross profit	41,903	12.3%	51,534	16.3%
Operating expenses	12,636	3.7%	12,177	3.9%
Income from operations	29,267	8.6%	39,357	12.4%
Interest (expense), net	(14,324)	(4.2)%	(10,928)	(3.5)%
Equity in earnings (losses) of affiliate	137	0.0%	(8)	(0.0)%
Other income (expense), net	(127)	(0.0)%	1,137	0.4%
Net income	$12,435	3.6%	$19,140	6.1%
Other Data:
Weighted average common shares outstanding—basic	34,308		33,624
Basic income per share	$0.36		$0.57
Weighted average common shares outstanding—diluted	34,682		34,856
Diluted income per share	$0.36		$0.55

(1) Certain amounts in the 2005 consolidated statements of income have been reclassified to conform to the 2006 presentation.  Included in these reclassifications are certain costs totaling $4.9 million for the three months ended September 30, 2005 that have been reclassified from operating expenses to cost of goods sold to conform to our accounting policies.  These reclassifications do not have any impact on 2005 net income and are immaterial to the consolidated statements of income.

Net Sales.  Net sales for the three months ended September 30, 2006 were $341.6 million, which was an increase of 8.1%, compared to net sales of $316.1 million for the three months ended September 30, 2005.  The increase in net sales is primarily a result of robust demand in the commercial vehicle industry and a partial pass-through of rising raw material costs.

Gross Profit.  Gross profit decreased $9.6 million to $41.9 million for the three months ended September 30, 2006 from $51.5 million for the three months ended September 30, 2005.  Included in the current year’s results is accelerated depreciation expense of certain light wheel assets in our London, Ontario, and Monterrey, Mexico, facilities of $6.1 million.  Other impacts in 2006 include approximately $8.0 million of unrecovered rising raw material costs.

Operating Expenses.  Operating expenses increased $0.4 million to $12.6 million for the three months ended September 30, 2006 from $12.2 million for the three months ended September 30, 2005.  Stock-based compensation expense of $0.3 million was recorded in the current quarter due to the adoption of SFAS No. 123(R) on January 1, 2006.  In the three months ended September 30, 2005 there was a $0.6 million expense related to the secondary stock offerings by selling shareholders.

Interest (Expense).  Interest expense increased $3.4 million to $14.3 million for the three months ended September 30, 2006 from $10.9 million for the three months ended September 30, 2005.  The increase is attributable to $1.4 million of losses from our interest rate swap agreements in the current period compared to $2.2 million of gains in the prior year’s results.

Net Income.  We had net income of $12.4 million for the three months ended September 30, 2006 compared to net income of $19.1 million for the three months ended September 30, 2005.  This was primarily due to lower gross profit, partially offset by a lower effective tax rate caused by a change in management’s estimate regarding the expected realization of loss carryforwards, an adjustment of tax contingency reserves related to federal and state tax matters and certain accrual to return adjustments for permanent differences recorded in the quarter.

Nine Months Ended September 30, 2005 Compared to the Nine Months Ended September 30, 2006

The following table sets forth certain income statement information of Accuride for the nine months ended September 30, 2006 and September 30, 2005:

(Amounts in thousands, except per share data)	September 30, 2006		September 30, 2005 (1)
Net sales	$1,063,268	100.0%	$931,567	100.0%
Gross profit	151,037	14.2%	154,388	16.6%
Operating expenses	39,412	3.7%	38,254	5.5%
Income from operations	111,625	10.5%	116,134	12.5%
Interest (expense), net	(38,233)	(3.6)%	(59,614)	(6.4)%
Equity in earnings of affiliate	528	0.1%	378	0.0%
Other income (expense), net	869	0.1%	259	(0.0)%
Net income	$50,813	4.8%	$36,348	3.9%
Other Data:
Weighted average common shares outstanding—basic	34,145		28,064
Basic income per share	$1.49		$1.30
Weighted average common shares outstanding—diluted	34,577		28,971
Diluted income per share	$1.47		$1.25

(1) Certain amounts in the 2005 consolidated statements of income have been reclassified to conform to the 2006 presentation.  Included in these reclassifications are certain costs totaling $13.0 million for the nine months ended September 30, 2005 that have been reclassified from operating expenses to cost of goods sold to conform to our accounting policies. These reclassifications do not have any impact on 2005 net income and are immaterial to the consolidated statements of income.

Net Sales.  Net sales for the nine months ended September 30, 2006 were $1,063.3 million, which was an increase of 14.1%, compared to net sales of $931.6 million for the nine months ended September 30, 2005.  Approximately $57.3 million of the increase in net sales is the result of our acquisition of TTI on January 31, 2005.  The remainder of the increase in net sales is primarily a result of the continuing robust cycle in the commercial vehicle industry and partial pass-through of rising raw material costs.

Gross Profit.  Gross profit decreased $3.4 million to $151.0 million for the nine months ended September 30, 2006 from $154.4 million for the nine months ended September 30, 2005.  Impacting the 2006 gross profit is a loss of $1.4 million from a sale of property in Columbia, Tennessee, an impairment of tooling assets in our Piedmont, Alabama, facility of $2.3 million and accelerated depreciation expense of certain light wheel assets in our London, Ontario, and Monterrey, Mexico, facilities of $6.1 million.

Operating Expenses.  Operating expenses increased $1.1 million to $39.4 million for the nine months ended September 30, 2006 from $38.3 million for the nine months ended September 30, 2005.  The increase is attributed to the $1.0 million compensation expense recorded in the current year due to the adoption of SFAS No. 123(R).

Interest (Expense).  Interest expense decreased $21.2 million to $38.2 million for the nine months ended September 30, 2006 from $59.4 million for the nine months ended September 30, 2005.  The decrease in expense is primarily attributable to the absence of $20.0 million of costs incurred in 2005 associated with refinancing of our senior debt and subordinated notes and $1.2 million of net differential interest rate swap agreement gains.

Net Income.  We had net income of $50.8 million for the nine months ended September 30, 2006 compared to net income of $36.3 million for the nine months ended September 30, 2005.  The majority of this increase was due to the absence of costs incurred in 2005 associated with refinancing our senior debt and subordinated notes and a lower effective tax rate caused by a change in management’s estimate regarding the expected realization of loss carryforwards, an adjustment of tax contingency reserves related to federal and state tax matters and certain accrual to return adjustments for permanent differences recorded in the quarter.

Changes in Financial Condition

At September 30, 2006, we had total assets of $1,259.3 million, as compared to $1,220.4 million at December 31, 2005.  The $38.9 million, or 3.2%, increase in total assets during the nine months ended September 30, 2006 primarily resulted from an increase in cash and other working capital precipitated by the seasonally stronger sales in the third quarter versus the final quarter of 2005.

Working capital, defined as current assets (excluding cash) less current liabilities, increased $7.6 million from December 31, 2005 to September 30, 2006.  Significant changes in working capital from December 31, 2005 included

•            an increase in net customer receivables of $34.3 million due to seasonality of higher customer sales in the third quarter of 2006 compared to the fourth quarter of 2005;

•            an increase in accounts payable of $4.8 million due to seasonal higher volume;

•            an increase in income taxes payable of $10.2 million due to timing of payments;

•            a decrease in inventory of $9.6 million due to more efficient management;

•            an establishment of a gain contingency liability of $15.0 million (see Note 14 - Contingencies); and

•            a reduction of interest payable of $6.4 million due to timing of interest payments.

Capital Resources and Liquidity

Our primary sources of liquidity during the nine months ended September 30, 2006 were funds generated by operations and our $125 million revolving credit facility, as discussed below, of which $5 million is currently drawn.

Operating Activities

Net cash provided by operating activities during the first nine months of 2006 amounted to $96.9 million compared to $49.6 million for the comparable period in 2005, an increase of $47.3 million.  Included in 2005 is approximately $13.7 million of cash fees expensed associated with refinancing our senior debt and subordinated notes.

Investing Activities

Net cash used in investing activities totaled $22.5 million for the nine months ended September 30, 2006 compared to a use of $29.2 million for the nine months ended September 30, 2005, which was a net increase in cash of $6.7 million due principally to acquisition costs for TTI partially reduced by $1.9 million of net proceeds from the sale of property in Columbia, Tennessee.

Our most significant cash outlays for investing activities are the purchases of property, plant and equipment.  Our capital expenditures in 2005 were $40.0 million.  We expect our capital expenditures to also total approximately $45 million in 2006.  We anticipate these capital expenditures will fund (1) investments in productivity and low-cost manufacturing improvements of approximately $15 million, (2) equipment and facility maintenance of approximately $15 million, (3) capacity expansion of approximately $13 million, and (4) environmental improvements of $2 million.  Cash generated from operations and existing cash reserves will fund these expenditures.

Financing Activities

Net cash used in financing activities totaled $36.2 million for the nine months ended September 30, 2006 compared to net cash used in financing activities of $52.1 million for the comparable period in 2005, a decrease of $15.9 million.  Included in the 2005 financing activities were $9.9 million of deferred financing fees related to the refinancing of our senior debt and subordinated notes.

Bank Borrowing.  In connection with the TTI merger, we entered into a Fourth Amended and Restated Credit Agreement consisting of (1) a new term credit facility (the Term B Loan Facility) in an aggregate principal amount of $550.0 million that will mature on January 31, 2012 and (2) a revolving credit facility (the “New Revolver”) in an aggregate principal amount of $125.0 million (comprised of a new $95.0 million U.S. revolving credit facility and the continuation of a $30.0 million Canadian revolving credit facility) that will terminate on January 31, 2010. As of September 30, 2006, $374.6 million was outstanding under the Term B Loan Facility and $5.0 million was outstanding under the New Revolver. The Term B Loan Facility requires quarterly amortization payments of $1.4 million that commenced on March 31, 2005, with the balance paid on the maturity date for the Term B Loan Facility. As of September 30, 2006, the regularly scheduled payments due through December 31, 2011 were prepaid without penalty. The interest rates per annum applicable to loans under our new senior credit facilities are, at the option of the Company or Accuride Canada Inc., as applicable, a base rate or Eurodollar rate plus, in each case, an applicable margin which is subject to adjustment based on our leverage ratio. The base rate is a fluctuating interest rate equal to the highest of (a) the base rate reported by Citibank, N.A. (or, with respect to the Canadian revolving credit facility, the reference rate of interest established or quoted by Citibank Canada for determining interest rates on U.S. dollar denominated commercial loans made by Citibank Canada in Canada), (b) a reserve adjusted three-week moving average of offering rates for three-month certificates of deposit plus one-half of one percent (0.5%) and (c) the federal funds effective rate plus one-half of one percent (0.5%). The obligations under our new senior credit facilities are guaranteed by all of our domestic subsidiaries. The loans under the new senior credit facilities are secured by, among other things, a lien on substantially all of our U.S. properties and assets and of our domestic subsidiaries and a pledge of 65% of the stock of our foreign subsidiaries. The loans under the Canadian revolving facility are also secured by substantially all of the properties and assets of Accuride Canada Inc.

Initial Public Offering. On April 26, 2005, we completed our initial public offering (“IPO”). Net proceeds from the IPO were $89.6 million. We used all of the net proceeds from the IPO as well as other available cash as part of our repayment in April 2005 of $93.0 million of the Term B Loan Facility. This prepayment was not subject to a prepayment penalty.

Restrictive Debt Covenants. Our new senior credit facilities contain numerous financial and operating covenants that limit the discretion of management with respect to certain business matters. These covenants place significant restrictions on, among other things, our ability to incur additional debt, to pay dividends, to create liens, to make certain payments and investments and to sell or otherwise dispose of assets and merge or consolidate with other entities. We are also required to meet certain financial ratios and tests, including a leverage ratio, an interest coverage ratio and a fixed charge coverage ratio. Failure to comply with the obligations contained in the credit documents could result in an event of default, and possibly the acceleration of the related debt and the acceleration of debt under other instruments evidencing indebtedness that may contain cross-acceleration or cross-default provisions. As of September 30, 2006, and currently, we are in compliance with our financial covenants and ratios.

Senior Subordinated Notes.  In connection with the TTI merger, we issued $275.0 million aggregate principal amount of 8 1/2% senior subordinated notes due 2015 in a private placement transaction. Interest on the senior subordinated notes is payable on February 1 and August 1 of each year, beginning on August 1, 2005. The notes mature on February 1, 2015 and may be redeemed, at our option, in whole or in part, at any time on or before February 1, 2010 at a price equal to 100% of the principal amount, plus an applicable make-whole premium, and accrued and unpaid interest and special interest if any, to the date of redemption, and on or after February 1, 2010 at certain specified redemption prices. In addition, on or before February 1, 2008, we may redeem up to 40% of the aggregate principal amount of the senior subordinated notes issued under the indenture with the proceeds of certain equity financings. The new senior subordinated notes are general unsecured obligations (1) subordinated in right of payment to all of our and the guarantors’ existing and future senior indebtedness, including any borrowings under our new senior credit facilities; (2) equal in right of payment with any of our and the guarantors’ existing and future senior subordinated indebtedness; (3) senior in right of payment to all of our and the guarantors’ existing and future subordinated indebtedness and (4) structurally subordinated to all obligations of our subsidiaries that do not guarantee the outstanding notes. On June 15, 2005, we completed an exchange offer of these senior subordinated notes for substantially identical notes registered under the Securities Act of 1933, as amended. As of September 30, 2006 the aggregate principal amount of Notes outstanding was $275.0 million.

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

We believe that cash from operations, existing cash reserves, and availability under the New Revolver will provide adequate funds for our working capital needs, planned capital expenditures and debt service obligations for the next 12 months. Our ability to fund working capital needs, planned capital expenditures, scheduled debt payments, and to comply with all of the financial covenants under our credit agreement, depends on our future operating performance and cash flow, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

Recent Accounting Adoptions. SFAS No. 123 (revised 2004) - In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and our related implementation guidance. The statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is to be recognized over the period during which an employee is required to provide service in exchange for the award. Accuride adopted SFAS No. 123(R) as of January 1, 2006 and recorded $0.3 million and $1.0 million of pre-tax compensation expense in the three and nine months ended September 30, 2006, respectively.

SFAS No. 151 - In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Accuride adopted SFAS No. 151 as of January 1, 2006. There was no impact on our 2006 consolidated financial statements.

SFAS No. 153 - In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Accuride adopted SFAS No. 153 as of January 1, 2006. There was no impact on our 2006 consolidated financial statements.

Recent Accounting Pronouncements - In July 2006, the FASB issued Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in SFAS No. 109, Accounting for Income Taxes, on the uncertainty in income taxes recognized in an enterprise’s financial statements. Specifically, FIN No. 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 will apply to fiscal years beginning after December 15, 2006. Management is currently evaluating the impact of FIN No. 48 on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions in GAAP that are dispersed among the many accounting pronouncements that require fair value measurements. SFAS No. 157 will apply to fiscal years beginning after November 15, 2007. Management is currently evaluating the impact of SFAS No. 157 on the consolidated financial statements.

In October 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, to require an employer to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare, and other postretirement plans in their financial statements. Previous standards required an employer to disclose the complete funded status of its plan only in the notes to the financial statements. Under SFAS No. 158, a defined benefit postretirement plan sponsor must (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for the plan’s underfunded status, (b) measure the plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions), and (c) recognize, as a component of other comprehensive income, the changes in the funded status of the plan that arise during the year but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, Employers’ Accounting for Pensions, or SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. Initial recognition of the funded status and certain disclosures under SFAS No. 158 will be required on December 31, 2006. Management is currently evaluating the impact of SFAS No. 158 on the consolidated financial statements.

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

Foreign Currency Risk
Certain forecasted transactions, assets, and liabilities are exposed to foreign currency risk. We monitor our foreign currency exposures to maximize the overall effectiveness of our foreign currency derivatives. The principal currency of exposure is the Canadian dollar. Foreign exchange forward contracts and option contracts, designated as hedging instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, may be used to offset the impact of the variability in exchange rates on our operations, cash flows, assets and liabilities. At September 30, 2006, we had no open foreign exchange forward contracts or option contracts.

Raw Material/Commodity Price Risk

We rely upon the supply of certain raw materials and commodities in our production processes and have entered into long-term supply contracts for our steel and aluminum requirements. The exposures associated with these commitments are primarily managed through the terms of the sales, supply, and procurement contracts. From time to time, we use commodity price swaps and futures contracts to manage the variability in certain commodity prices. Commodity price swaps and futures contracts are used to offset the impact of the variability in certain commodity prices on our operations and cash flows. At September 30, 2006, we had no material commodity price swaps and futures contracts.

Interest Rate Risk
We use long-term debt as a primary source of capital in our business. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for our long-term fixed-rate debt and other types of long-term debt at September 30, 2006:

(Dollars in thousands)	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
Long-term Debt:
Fixed	—	—	—	—	—	$275,000	$275,000	$257,125
Average Rate	—	—	—	—	—	8.50%	8.50%
Variable	—	—	—	—	$5,000	$377,725	$382,725	$382,475
Average Rate	—	—	—	—	7.44%	7.41%	7.41%

We have used interest rate swaps to alter interest rate exposure between fixed and variable rates on a portion of our long-term debt. As of September 30, 2006, interest rate swaps of $250.0 million were outstanding. Under the terms of the interest rate swaps, we agreed with the counterparty to exchange, at specified intervals, the difference between 3.55% from March 2005 through March 2006, 4.24% from March 2006 through March 2007, and 4.43% from March 2007 through March 2008, and the variable rate interest amounts calculated by reference to the notional principal amount. The interest rate swaps commenced in February 2005 and mature in March 2008.

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

We recently implemented a new enterprise resource planning system at one of our subsidiaries. As a result, the internal controls at this subsidiary have been updated as necessary to accommodate the modifications to our business processes and accounting procedures. There have been no other changes in our internal controls over financial reporting during our most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Neither Accuride nor any of our subsidiaries is a party to any legal proceeding which, in the opinion of management, would have a material adverse effect on our business or financial condition. However, we from time-to-time are involved in ordinary routine litigation incidental to our business, including actions related to product liability, contractual liability, workplace safety and environmental claims. We establish reserves for matters in which losses are probable and can be reasonably estimated. While we believe that we have established adequate accruals for our expected future liability with respect to our pending legal actions and proceedings, we cannot assure you that our liability with respect to any such action or proceeding would not exceed our established accruals. Further, we cannot assure that litigation having a material adverse affect on our financial condition will not arise in the future.

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

Lease agreement dated July 12, 2006 with RN Realty for property in Denton, Texas, commencing August 1, 2006. Previously filed as an exhibit to the Form 8-K filed on July 17, 2006 and incorporated herein by reference.

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

ACCURIDE CORPORATION

/s/ Terrence J. Keating	Dated:	November 2, 2006
Terrence J. Keating
Chief Executive Officer

/s/ John R. Murphy	Dated:	November 2, 2006
John R. Murphy
President and Chief Financial Officer
Principal Accounting Officer