Form 10-K
period 2006-12-31
ACCURIDE CORP
filed 2007-03-09
CIK 817979

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes ☐  No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates based on the New York Stock Exchange closing price as of June 30, 2006 (the last business day of registrant’s most recently completed second fiscal quarter) was approximately $287,968,613.  This calculation does not reflect a determination that such persons are affiliates of registrant for any other purposes.

The number of shares of Common Stock, $.01 par value, of Accuride Corporation outstanding as of March 6, 2007 was 34,886,474.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2007 Annual Meeting of stockholders are incorporated by reference in Part III of this Form 10-K.

ACCURIDE CORPORATION

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2006

PART I

Item 1. Business

Corporate History

Accuride Corporation, a Delaware corporation, and Accuride Canada Inc., a corporation formed under the laws of the province of Ontario, Canada, and a wholly owned subsidiary of Accuride, were incorporated in November 1986 for the purpose of acquiring substantially all of the assets and assuming certain of the liabilities of Firestone Steel Products, a division of The Firestone Tire & Rubber Company. The respective acquisitions by the companies were consummated in December 1986. In 1988, we were purchased by Phelps Dodge Corporation.

On November 17, 1997, we entered into a stock subscription agreement with Hubcap Acquisition L.L.C. pursuant to which Hubcap Acquisition, an affiliate of Kohlberg Kravis Roberts & Co. L.P., or KKR, acquired a controlling interest in our company. The acquisition consisted of an equity investment together with approximately $363.7 million of aggregate proceeds from certain financings, which were collectively used to redeem shares of our common stock owned by Phelps Dodge. The financing transactions included the issuance of public notes, which were registered under the Securities Act pursuant to a registration statement on Form S-4. Immediately after the closing of such transactions, Hubcap Acquisition owned 90% of our common stock and Phelps Dodge owned 10% of our common stock. Shortly thereafter, we sold additional shares of common stock and granted options to purchase common stock to certain senior management employees, representing, in the aggregate, approximately 10% of our fully diluted equity. Phelps Dodge subsequently sold its remaining interest to RSTW Partners III, L.P. in September 1998.

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

•                  We entered into senior secured credit facilities, consisting of a $550.0 million term loan credit facility and a revolving credit facility in an aggregate principal amount of $125.0 million, which is comprised of a new $95.0 million U.S. revolving credit facility and the continuation of a $30.0 million Canadian revolving credit facility (neither revolver facility was drawn as of December 31, 2006);

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

We completed the initial public offering of 11 million shares of our common stock on April 26, 2005, and our common stock has continued to trade on the New York Stock Exchange under the symbol “ACW.”  We used the net proceeds of approximately $89.6 million from the IPO and other available cash of $3.4 million to repay a portion of our credit facility.  We refer to the TTI merger, the sale of our new senior subordinated notes, the borrowings under our new senior credit facilities, and the IPO collectively as the Transactions.

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

Our diversified customer base includes substantially all of the leading commercial vehicle OEMs, such as Freightliner Corporation, with its Freightliner, Sterling and Western Star brand trucks, PACCAR, Inc., with its Peterbilt and Kenworth brand trucks, International Truck and Engine Corporation, with its International brand trucks, and Volvo Truck Corporation, or Volvo/Mack, with its Volvo and Mack brand trucks. Our primary commercial trailer customers include leading commercial trailer OEMs, such as Great Dane Limited Partnership and Wabash National, Inc. Our major light truck customer is General Motors Corporation. Our product portfolio is supported by strong sales, marketing and design engineering capabilities and is manufactured in 22 strategically located, technologically-advanced facilities across the United States, Mexico, and Canada.

Our business consists of seven operating segments that design, manufacture, and distribute components for trucks, trailers, and other vehicles. These operating segments are aggregated into a single reportable segment as they have similar economic characteristics, products and production processes, class of customer and distribution methods. We believe this segmentation is appropriate based upon management’s operating decisions and performance assessment. Our financial results for the previous three fiscal years are discussed in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operation” and “Item 8: Financial Statements and Supplementary Data” of this Annual Report.

Product Overview

We believe we design, produce, and market one of the broadest portfolios of commercial vehicle components in the industry. We classify our products under several categories, which include wheels, wheel-end components and assemblies, truck body and chassis parts, seating assemblies, and other commercial vehicle components. The following describes our major product lines and brands.

Wheels (Approximately 48% of our 2006 net sales and 2005 pro forma net sales and 46% of our 2004 pro forma net sales)

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

•                  Heavy- and medium-duty aluminum wheels. We offer a full product line of aluminum wheels for the heavy- and medium-duty truck and commercial trailer markets. The wheels range in diameter from 19.0” to 24.5” and are designed for load ratings ranging from 7,000 to 13,000 lbs. Aluminum wheels are generally lighter in weight, more readily stylized, and approximately 3.5 times as expensive as steel wheels.

•                  Light truck steel wheels. We manufacture light truck single and dual steel wheels that range in diameter from 16” to 20” for customers such as Ford, General Motors, and DaimlerChrysler Corporation. We are focused on larger diameter wheels designed for select truck platforms used for carrying heavier loads.

Wheel-End Components and Assemblies (Approximately 21% of our 2006 net sales, 22% of our 2005 pro forma net sales, and 24% of our 2004 pro forma net sales)

We are the leading North American supplier of wheel-end components and assemblies to the heavy- and medium-duty truck markets and related aftermarket. We market our wheel-end components and assemblies under the Gunite brand. We produce four basic wheel-end assemblies: (1) disc wheel hub/brake drum, (2) spoke wheel/brake drum, (3) spoke wheel/brake rotor and (4) disc wheel hub/brake rotor. We also manufacture a full line of wheel-end components for the heavy- and medium-duty truck markets, such as brake drums, disc wheel hubs, spoke wheels, rotors and automatic slack adjusters. The majority of these components are critical to the safe operation of vehicles. A description of each of our major wheel-end components is summarized below:

•                  Brake Drums. We offer a variety of heavy- and medium-duty brake drums for truck, commercial trailer, bus, and off-highway applications. A brake drum is a braking device utilized in a “drum brake” which is typically made of iron and has a machined surface on the inside. When the brake is applied, air or brake fluid is forced, under pressure, into a wheel cylinder which, in turn, pushes a brake shoe into contact with the machined surface on the inside of the drum and stops the vehicle. Our brake drums are custom-engineered to exact requirements for a broad range of applications, including logging, mining, and more traditional over-the-road vehicles. To ensure product quality, we continually work with brake and lining manufacturers to optimize brake drum and brake system performance. In December 2005 we introduced the Gunite “GOLD” brake drum, which has the advantages of lighter weight and we believe longer life. Brake drums are our primary aftermarket product. The aftermarket opportunities in this product line are substantial as brake drums continually wear with use and eventually need to be replaced, although the timing of such replacement depends on the severity of use.

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

•                  Spoke Wheels. Due to their greater strength and reduced downtime, we manufacture a full line of spoke wheels for heavy-and medium-duty trucks and commercial trailers. While disc wheel hubs have begun to displace spoke wheels, they are still popular for severe-duty applications such as off-highway vehicles, refuse vehicles, and school buses. Our product line also includes finely machined wheels for ABS systems, similar to our disc wheel hubs.

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

Truck Body and Chassis Parts (Approximately 14% of our 2006 net sales, 12% of our 2005 pro forma net sales, and 11% of our 2004 pro forma net sales)

We are a leading supplier of truck body and chassis parts to heavy- and medium-duty truck manufacturers, including bus manufacturers. We fabricate a broad line of truck body and chassis parts under the Imperial brand name, including bumpers, battery and toolboxes, crown assemblies, bus component and chassis assemblies, fuel tanks, roofs, fenders, and crossmembers. We also provide a variety of value-added services, such as chrome plating and polishing, hood assembly, and the kitting and assembly of exhaust systems.

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

•                  Other Products. We fabricate a wide variety of assemblies and chrome-plate and polish numerous other components for truck manufacturers, bus manufacturers, and OEM suppliers. These products include fenders, exhaust components, sun visors, windshield masts, step assemblies, quarter fender brackets, underbells, fuel tank supports, hood inner panels, door assemblies, dash panel assemblies, outrigger assemblies, diesel particulate filter assemblies, and various other components.

Seating Assemblies (Approximately 6% of our 2006 net sales and our 2005 and 2004 pro forma net sales)

Under the Bostrom brand name, we design, engineer and manufacture air suspension and static seating assemblies for heavy- and medium-duty trucks, the related aftermarket, and school and transit buses. All major North American heavy-duty truck manufacturers offer our seats as standard equipment or as an option.

Seating assemblies are primarily differentiated on comfort, price, and quality, with driver comfort being especially important given the substantial amount of time that truck drivers spend on the road. Our seating assemblies typically utilize a “scissor-type” suspension, which we believe offers superior cushioning for the driver.

In 1999, we introduced a new “Wide Ride” seat concept in response to customer demand for a wider, more comfortable product, and in 2001 we introduced the “Liberty Series” focused on the aftermarket. Our current line of seats is the “T-Series,” which offers a number of different styles based on back height, weight, number of armrests, color, ability to adjust height and tilt, and suspension system. In addition to the T-Series, we have also developed a mechanical seat under the Viking name, designed for construction equipment and rugged applications, as well as a seat designed for short runs on quick deliveries under the Baja name.

Other Components (Approximately 11% of our 2006 net sales, 12% of our 2005 pro forma net sales, and 13% of our 2004 pro forma net sales)

We produce other commercial vehicle components, including steerable drive axles and gearboxes as well as engine and transmission components.

•                  Military wheels. We produce steel wheels for military applications under the Accuride brand name. In addition, we are developing aluminum wheels for future applications to reduce vehicle weight.

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

•                  Industrial Components. We produce components for a wide variety of applications to the industrial machinery and construction equipment markets under the Brillion brand name, including flywheels, pump housings, small engine components, and other industrial components. Our industrial components are made to specific customer requirements and, as a result, our product designs are typically proprietary to our customers.

•                  Non-Powered Farm Equipment. We also design, manufacture and market a line of farm equipment and lawn and garden products for the “behind-the-tractor” market, including pulverizers, seeders, mulchers, deep tillers, grass feeders, and cultivators under the Brillion brand name.

Customers

We market our components to more than 1,000 customers, including most of the major North American heavy- and medium-duty truck and commercial trailer OEMs, as well as to the major aftermarket suppliers, including OEM dealer networks, wholesale distributors, and aftermarket buying groups. Our largest customers are Freightliner, PACCAR, International, and Volvo/ Mack, which combined, accounted for approximately 61% of our net sales in 2006. We have long-term relationships with our larger customers, many of whom have purchased components from us or our predecessors for more than 45 years. We garner repeat business through our reputation for quality and position as a standard supplier for a variety of truck lines. We believe that we will continue to be able to effectively compete for our customers’ business due to the high quality of our products, the breadth of our product portfolio, and our continued innovation.

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

We also have fleet sales coverage focused on our wheel-end and seating assembly markets who seek to develop relationships directly with fleets to create “pull-through” demand for our products. This effort is intended to help convince the truck OEMs to designate our products as standard equipment and to create sales by encouraging fleets to specify our products on the trucks that they purchase, even if our product is not standard equipment. This same group provides aftermarket sales coverage for our various products, particularly wheels, wheel-ends, and seating assemblies. These salespeople promote and sell our products to the aftermarket, including OEM dealers, warehouse distributors and aftermarket buying groups. This group has contributed to our growth in aftermarket sales.

International Sales

We consider sales to customers outside of the United States as international sales. International sales in 2006 were

$204 million, or 14%, of our net sales in 2006.  For additional information, see footnote 14 to the “Notes to Consolidated Financial Statements” included herein.

Manufacturing

We operate 22 manufacturing facilities, which are characterized by advanced manufacturing capabilities, in North America. Our U.S. manufacturing operations are located in Alabama, California, Illinois, Indiana, Kentucky, Ohio, Pennsylvania, Tennessee, Texas, Virginia, Washington, and Wisconsin. In addition, we have manufacturing facilities in Canada and Mexico. These facilities are strategically located to meet our manufacturing needs and the demands of our customers. In particular, in our wheel-end and assembly market, we believe that our highly-integrated manufacturing operations provide us with a competitive advantage, as we are able to combine the high quality castings from our facilities in Brillion, Wisconsin and Rockford, Illinois with our machining, assembly, welding and painting operations in Elkhart, Indiana.

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

Competition

We operate in highly competitive markets. However, no single manufacturer competes with all of the products manufactured and sold by us in the heavy-duty truck market, and the degree of competition varies among the different products that we sell. In each of our markets, we compete on the basis of price, manufacturing and distribution capabilities, product quality, product design, product line breadth, delivery, and service.

The competitive landscape for each of our brands is unique. Our primary competitors in the wheel markets include Alcoa Inc., ArvinMeritor, Inc., and Hayes Lemmerz International, Inc. The competition in the wheel-ends and assemblies markets for heavy-duty trucks and commercial trailers is ArvinMeritor, Consolidated Metco Inc., and Webb Wheel Products Inc. The truck body and chassis parts markets are fragmented and characterized by many small private companies. The seating assemblies market has a very limited number of competitors, with National Seating Company as our main competitor. Our major competitors in the industrial components market include 10 to 12 foundries operating in the Midwest and Southern regions of the United States.

Raw Materials and Suppliers

We typically purchase steel for our wheel products from a number of different suppliers by negotiating high-volume contracts with terms ranging from one to three years. While we believe that our supply contracts can be renewed on acceptable terms, we may not be able to renew these contracts on such terms or at all. However, we do not believe that we are overly dependent on long-term supply contracts for our steel requirements as we have alternative sources available if need requires. Furthermore, it should be understood that the domestic steel industry does not have the capacity to support the economy at large and the market thus depends on a certain level of imports.  Depending on market dynamics and raw material availability, the market is occasionally in tight supply, which may result in occasional industry allocations and surcharges.

We obtain aluminum for our wheel products through third-party suppliers. We believe that aluminum is readily available from a variety of sources. Aluminum prices have been volatile from time-to-time and have increased significantly beginning in the fourth quarter of 2005 and continuing throughout 2006. However, we attempt to minimize such impact through supplier agreements and customer price increases.

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

Employees and Labor Unions

As of December 31, 2006, we had approximately 4,622 employees, of which 1,018 were salaried employees with the remainder paid hourly. Unions represent approximately 2,400 employees, or 52% of the total. We have collective bargaining agreements with several unions, including (1) the United Auto Workers (“UAW”), (2) the International Brotherhood of Teamsters (“Teamsters”), (3) the United Steelworkers, (4) the International Association of Machinists and Aerospace Workers (“Machinists”), (5) the National Automobile, Aerospace, Transportation, and General Workers Union of Canada (“CAW”) and (6) El Sindicato Industrial de Trabajadores de Nuevo Leon. In June 2004, employees at our Cuyahoga Falls, Ohio, facility elected to be represented by the United Auto Workers. Negotiations resulted in an initial contract in late November 2006.  However, in November 2006, the Cuyahoga Falls, Ohio, Plant employees filed a decertification petition with the National Labor Relations Board (“NLRB”). The UAW has sought to avoid and delay the decertification election, and after the NLRB scheduled a hearing concerning the petition the UAW filed and later amended an unfair labor practice charge against the Company. While it is not possible to predict how and when the decertification petition and unfair labor practice charge will be resolved, we do not expect there to be a material adverse effect on operating performance or costs at our Cuyahoga Falls, Ohio, facility.

Each of our unionized facilities has a separate contract with the union that represents the workers employed at such facility. The union contracts expire at various times over the next few years with the exception of our union contract that covers the hourly employees at our Monterrey, Mexico, facility, which expires on an annual basis in January unless otherwise renewed. The 2007 negotiations in Monterrey were successfully completed prior to the expiration of our union contract.  There are five other contracts expiring in 2007. Three contracts expire on July 1, 2007. Two of these expiring contracts are at Brillion Iron Works, Brillion, Wisconsin, where the majority of the hourly employees are represented by the Steelworkers and the remaining employees are represented by the Machinists. The third contract that expires on July 1, 2007, is with the Teamsters who represent Gunite’s hourly employees at its Plant 1 facility in Elkhart, Indiana. On August 31, 2007, the UAW contract expires at our Aluminum Wheel Plant in Erie, Pennsylvania. On November 17, 2007, another UAW contract expires at Gunite’s plant in Rockford, Illinois. We do not anticipate that the outcome of these negotiations will have a material adverse effect on our operating performance or costs.

Intellectual Property

We believe that our trademarks, patents, copyrights and other proprietary rights are important to our business. We have numerous trademarks, patents, and copyrights in the United States and in certain foreign countries. We are not aware of any current or pending suits in connection with any of our trademarks, patents or copyrights.

Backlog

Our production is based on firm customer orders and estimated future demand. Since firm orders generally do not extend beyond 15-45 days and we generally meet all requirements, backlog volume is generally not significant.

Cyclical and Seasonal Industry

The vehicle components industry is highly cyclical and, in large part, depends on the overall strength of the demand for heavy- and medium-duty trucks. These industries have historically experienced significant fluctuations in demand based on factors such as general economic conditions, gas prices, interest rates, government regulations, and consumer confidence. From mid-2000 through 2003, the industry was in a severe downturn; however, since early-2004 and continuing though 2006, major OEM customers have experienced an upturn in incoming net orders, resulting in stronger industry conditions and bringing a close to the downturn cycle. Current industry forecasts by analysts, including America’s Commercial Transportation Publications, predict that the North American truck industry will experience a significant reduction in the number of trucks built in 2007 due to changes in emissions standards that became effective in 2007.

In addition, our operations are typically seasonal as a result of regular customer maintenance and model changeover shutdowns, which typically occur in the third and fourth quarter of each calendar year. This seasonality may result in decreased net sales and profitability during the third and fourth fiscal quarters of each calendar year.

Environmental Matters

Our operations, facilities, and properties are subject to extensive and evolving laws and regulations pertaining to air emissions, wastewater discharges, the handling and disposal of solid and hazardous materials and wastes, the investigation and remediation of contamination, and otherwise relating to health, safety and the protection of the environment and natural resources. As a result, we are involved from time to time in administrative or legal proceedings relating to environmental, health and safety matters, and have in the past and will continue to incur capital costs and other expenditures relating to such matters. In addition to environmental laws that regulate our subsidiaries’ ongoing operations, our subsidiaries are also subject to environmental remediation liability. Under the federal Comprehensive Environmental Response, Compensation, and Liability Act, or CERCLA, and analogous state laws, our subsidiaries may be liable as a result of the release or threatened release of hazardous materials into the environment. Our subsidiaries are currently involved in several matters relating to the investigation and/or remediation of locations where they have arranged for the disposal of foundry and other wastes. Such matters include situations in which we have been named or are believed to be Potentially Responsible Parties under CERCLA or state and local laws in connection with the contamination of these sites. Additionally, environmental remediation may be required to address soil and groundwater contamination identified at certain facilities.

As of December 31, 2006, we had an environmental reserve of approximately $2.6 million, related primarily to TTI’s foundry operations. This reserve is based on current cost estimates and does not reduce estimated expenditures to net present value, but does take into account the benefit of a contractual indemnity given to us by a prior owner of our wheel-end subsidiary. The failure of the indemnitor to fulfill its obligations could result in future costs that may be material. Any cash expenditures required by us or our subsidiaries to comply with applicable environmental laws and/or to pay for any remediation efforts will not be reduced or otherwise affected by the existence of the environmental reserve. We currently anticipate spending approximately $0.2 million per year in 2007 through 2010 for monitoring the various environmental sites associated with the environmental reserve, including attorney and consultant costs for strategic planning and negotiations with regulators and other potentially responsible parties, and payment of remedial investigation costs. Based on all of the information presently available to us, we believe that our environmental reserves will be adequate to cover the future costs related to the sites associated with the environmental reserves, and that any additional costs will not have a material adverse effect on our financial condition, results of operations or cash flows. However, the discovery of additional sites, the modification of existing or the promulgation of new laws or regulations, more vigorous enforcement by regulators, the imposition of joint and several liability under CERCLA or analogous state laws, or other unanticipated events could also result in such a material adverse effect.

The final Iron and Steel Foundry National Emission Standard for Hazardous Air Pollutants, or NESHAP, was developed pursuant to Section 112(d) of the Clean Air Act and requires all major sources of hazardous air pollutants to install controls representative of maximum achievable control technology. We are evaluating the applicability of the Iron and Steel Foundry NESHAP to our foundry operations. If applicable, compliance with the Iron and Steel Foundry NESHAP may result in future significant capital costs, which we currently expect to be approximately $6 million in total during the period 2007 through 2008.

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

•                  the commercial vehicle industry appears to have begun a cyclical downturn;

•                  the availability of working capital and additional capital to Accuride;

•                  continuation of operational improvements and sources of supply of raw materials; and

•                  the lack of future supply disruption as a result of labor issues.

Such forward-looking statements are based on assumptions and estimates, which although believed to be reasonable, may turn out to be incorrect. Therefore, undue reliance should not be placed upon these estimates and statements. These statements or estimates may not be realized and actual results may differ from those contemplated in these “forward-looking statements.” We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise. You are advised to consult further disclosures we may make on related subjects in our filings with the SEC. Our expectations, beliefs, or projections may not be achieved or accomplished. In addition to other factors discussed in the report, some of the important factors that could cause actual results to differ from those discussed in the forward-looking statements include the following:

Risks Related to Our Business and Industry

We are dependent on sales to a small number of our major customers and on our status as standard supplier on certain truck platforms of each of our major customers.

Sales, including aftermarket sales, to PACCAR, Freightliner, International Truck, and Volvo/Mack constituted approximately 18%, 18%, 16%, and 9%, respectively, of our 2006 net sales. No other customer accounted for more than 8% of our net sales for this period. The loss of any significant portion of sales to any of our major customers could have a material adverse effect on our business, results of operations, or financial condition.

We are a standard supplier on a majority of truck platforms at each of our major customers, which results in recurring revenue as our standard components are installed on most trucks ordered from that platform, unless the end user specifically requests a different product, generally at an additional charge. The selection of one of our products as a standard component may also create a steady demand for that product in the aftermarket. We may not maintain our current standard supplier positions in the future, and may not become the standard supplier for additional truck platforms. The loss of a significant standard supplier position or a significant number of standard supplier positions with a major customer could have a material adverse effect on our business, results of operations, or financial condition.

We are continuing to engage in efforts intended to improve and expand our relations with each of PACCAR, Freightliner, International Truck, and Volvo/Mack. We have supported our position with these customers through direct and active contact with end users, trucking fleets, and dealers, and have located certain of our sales personnel in offices near these customers and most of our other major customers. We may not be able to successfully maintain or improve our customer relationships so that these customers will continue to do business with us as they have in the past or be able to supply these customers or any of our other customers at current levels. The loss of a significant portion of our sales to Freightliner, PACCAR, International, or Volvo/Mack could have a material adverse effect on our business, results of operations or financial condition. In addition, the delay or cancellation of material orders from, or problems at, PACCAR, Freightliner, International Truck, or Volvo/Mack, or any of our other major customers could have a material adverse effect on our business, results of operations, or financial condition.

Increased cost or reduced supply of raw materials and purchased components may adversely affect our business, results of operations or financial condition.

Our business is subject to the risk of price increases and fluctuations and periodic delays in the delivery of raw materials and purchased components that are beyond our control. Our operations require substantial amounts of raw steel, aluminum, steel scrap, pig iron, electricity, coke, natural gas, sheet and formed steel, bearings, purchased components, fasteners, foam, fabrics, silicon sand, binders, sand additives, coated sand, and tube steel. Fluctuations in the delivery of these materials may be driven by the supply/demand relationship for material, factors particular to that material or governmental regulation for raw materials such as electricity and natural gas. In addition, if any of our suppliers seeks bankruptcy relief or otherwise cannot continue its business as anticipated or we cannot renew our supply contracts on favorable terms, the availability or price of raw materials could be adversely affected. Fluctuations in prices and/or availability of the raw materials or purchased components used by us, which at times may be more pronounced during periods of higher truck builds, may affect our profitability and, as a result, have a material adverse effect on our business, results of operations, or financial condition.

We use substantial amounts of raw steel and aluminum in our production processes. Although raw steel is generally available from a number of sources, we have obtained favorable sourcing by negotiating and entering into high-volume contracts with third parties with terms ranging from one to three years. We obtain raw steel and aluminum from various third-

party suppliers. We may not be successful in renewing our supply contracts on favorable terms or at all. A substantial interruption in the supply of raw steel or aluminum or inability to obtain a supply of raw steel or aluminum on commercially desirable terms could have an adverse effect on our business, results of operations or financial condition. We are not always able, and may not be able in the future, to pass on increases in the price of raw steel or aluminum to our customers. In particular, when raw material prices increase rapidly or to significantly higher than normal levels, we may not be able to pass price increases through to our customers on a timely basis, if at all, which could adversely affect our operating margins and cash flow. Any fluctuations in the price or availability of raw steel or aluminum may have a material adverse effect on our business, results of operations or financial condition. Aluminum prices have been volatile from time-to-time and increased significantly in the fourth quarter of 2005 and throughout 2006.

Steel scrap and pig iron are also major raw materials used in our business to produce our wheel-end and industrial components. Steel scrap is derived from, among other sources, junked automobiles, industrial scrap, railroad cars, agricultural and heavy machinery, and demolition steel scrap from obsolete structures, containers and machines. Pig iron is a low-grade cast iron that is a product of smelting iron ore with coke and limestone in a blast furnace. The availability and price of steel scrap and pig iron are subject to market forces largely beyond our control, including North American and international demand for steel scrap and pig iron, freight costs, speculation and foreign exchange rates. Steel scrap and pig iron availability and price may also be subject to governmental regulation. We are not always able, and may not be able in the future, to pass on increases in the price of steel scrap and pig iron to our customers. In particular, when raw material prices increase rapidly or to significantly higher than normal levels, we may not be able to pass price increases through to our customers on a timely basis, if at all, which could adversely affect our operating margins and cash flow. Any fluctuations in the price or availability of steel scrap or pig iron may have a material adverse effect on our business, results of operations or financial condition. See “Item 1—Business—Raw Materials and Suppliers.”

Our business is affected by the cyclical and regulatory nature of the industries and markets that we serve.

The heavy- and medium-duty truck and truck components industries, the heavy-duty truck OEM market and, to a lesser extent, the medium-duty truck OEM market and the heavy- and medium-wheel and light-wheel industries are highly cyclical. These industries and markets fluctuate in response to factors that are beyond our control, such as general economic conditions, interest rates, federal and state regulations (including engine emissions regulations, tariffs, import regulations and other taxes), consumer spending, fuel costs and our customers’ inventory levels and production rates. These industries and markets are particularly sensitive to the industrial sector of the economy, which generates a significant portion of the freight tonnage hauled by trucks. Economic downturns in the industries or markets that we serve generally result in reduced sales of our products, which could lower our profits and cash flows. Current industry forecasts by analysts, including America’s Commercial Transportation Publications, or ACT, predict that the North American truck industry will experience a significant decline in 2007 due to emissions standards changes that became effective in 2007. In addition, our operations are typically seasonal as a result of regular customer maintenance and model changeover shutdowns, which typically occur in the third and fourth quarter of each calendar year. This seasonality may result in decreased net sales and profitability during the third and fourth fiscal quarters of each calendar year. Weakness in overall economic conditions or in the markets that we serve, or significant reductions by our customers in their inventory levels or future production rates, could result in decreased demand for our products and could have a material adverse effect on our business, results of operations or financial condition. Additionally, higher energy costs may negatively impact customer demand for our products.

Cost reduction and quality improvement initiatives by OEMs could have a material adverse effect on our business, results of operations or financial condition.

We are primarily a components supplier to the heavy- and medium-duty truck industries, which are characterized by a small number of OEMs that are able to exert considerable pressure on components suppliers to reduce costs, improve quality and provide additional design and engineering capabilities. Given the fragmented nature of the industry, OEMs continue to demand and receive price reductions and measurable increases in quality through their use of competitive selection processes, rating programs, and various other arrangements. We may be unable to generate sufficient production cost savings in the future to offset such price reductions. OEMs may also seek to save costs by relocating production to countries with lower cost structures, which could in turn lead them to purchase components from local suppliers with lower production costs. Additionally, OEMs have generally required component suppliers to provide more design engineering input at earlier stages of the product development process, the costs of which have, in some cases, been absorbed by the suppliers. Future price reductions, increased quality standards and additional engineering capabilities required by OEMs may reduce our profitability and have a material adverse effect on our business, results of operations, or financial condition.

We operate in highly competitive markets.

The markets in which we operate are highly competitive. We compete with a number of other manufacturers and distributors that produce and sell similar products. Our products primarily compete on the basis of price, manufacturing, and distribution capability, product design, product quality, product delivery and product service. Some of our competitors are companies, or divisions, units or subsidiaries of companies that are larger and have greater financial and other resources than we do. Our products may not be able to compete successfully with the products of our competitors. In addition, our competitors may foresee the course of market development more accurately than we do, develop products that are superior to our products, have the ability to produce similar products at a lower cost than we can, or adapt more quickly than we do to new technologies or evolving regulatory, industry, or customer requirements. As a result, our products may not be able to compete successfully with their products. In addition, OEMs may expand their internal production of wheels, shift sourcing to other suppliers, or take other actions that could reduce the market for our products and have a negative impact on our business. We may encounter increased competition in the future from existing competitors or new competitors. We expect these competitive pressures in our markets to remain strong. See “Item 1—Business—Competition.”

In addition, potential competition from foreign truck components suppliers, especially in the aftermarket, may lead to an increase in truck components imports into North America, adversely affecting our market share and negatively affecting our ability to compete. Foreign truck components suppliers may in the future increase their currently modest share of the markets for truck components in which we compete. Some of these foreign suppliers may be owned, controlled or subsidized by their governments, and their decisions with respect to production, sales and exports may be influenced more by political and economic policy considerations than by prevailing market conditions. In addition, foreign truck components suppliers may be subject to less restrictive regulatory and environmental regimes that could provide them with a cost advantage relative to North American suppliers. Therefore, there is a risk that some foreign suppliers may increase their sales of truck components in North American markets despite decreasing profit margins or losses. If future trade cases do not provide relief from such potential trade practices, U.S. protective trade laws are weakened or international demand for trucks and/or truck components decreases, an increase of truck component imports into the United States may occur, which could have a material adverse effect on our business, results of operations, or financial condition.

We face exposure to foreign exchange rate fluctuations and if we were to experience a substantial fluctuation, our profitability may change.

In the normal course of doing business, we are exposed to risks associated with changes in foreign exchange rates, particularly with respect to the Canadian dollar. We use forward foreign exchange contracts, and other derivative instruments, to help offset the impact of the variability in exchange rates on our operations, cash flows, assets and liabilities. At December 31, 2006, we had $20.4 million of open foreign exchange forward contracts. Factors that could further impact the risks associated with changes in foreign exchange rates include the accuracy of our sales estimates, volatility of currency markets and the cost and availability of derivative instruments. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Foreign Currency Risk.”

We may not be able to continue to meet our customers’ demands for our products and services.

We must continue to meet our customers’ demand for our products and services. However, we may not be successful in doing so. If our customers’ demand for our products and/or services exceeds our ability to meet that demand, we may be unable to continue to provide our customers with the products and/or services they require to meet their business needs. Factors that could result in our inability to meet customer demands include an unforeseen spike in demand for our products and/or services, a failure by one or more of our suppliers to supply us with the raw materials and other resources that we need to operate our business effectively or poor management of our company or one or more divisions or units of our company, among other factors. Our ability to provide our customers with products and services in a reliable and timely manner, in the quantity and quality desired and with a high level of customer service, may be severely diminished as a result. If this happens, we may lose some or all of our customers to one or more of our competitors, which would have a material adverse effect on our business, results of operations, or financial condition.

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

We manufacture our products at 22 facilities and provide logistical services at our just-in-time sequencing facilities in the United States. An interruption in production or service capabilities at any of these facilities as a result of equipment failure or other reasons could result in our inability to produce our products, which would reduce our net sales and earnings for the affected period. In the event of a stoppage in production at any of our facilities, even if only temporary, or if we experience delays as a result of events that are beyond our control, delivery times to our customers could be severely affected. Any significant delay in deliveries to our customers could lead to increased returns or cancellations and cause us to lose future sales. Our facilities are also subject to the risk of catastrophic loss due to unanticipated events such as fires, explosions or violent weather conditions. We may experience plant shutdowns or periods of reduced production as a result of equipment failure, delays in deliveries or catastrophic loss, which could have a material adverse effect on our business, results of operations or financial condition.

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

As of December 31, 2006, unions represented approximately 52% of our workforce. As a result, we are subject to the risk of work stoppages and other labor relations matters. Any prolonged strike or other work stoppage at any one of our principal unionized facilities could have a material adverse effect on our business, results of operations or financial condition. We have collective bargaining agreements with different unions at various facilities. These collective bargaining agreements expire at various times over the next few years, with the exception of our union contract at our Monterrey, Mexico facility, which expires on an annual basis.  The 2007 negotiations in Monterrey were successfully completed prior to the expiration of our union contract.  There are five other contracts expiring in 2007. Three contracts expire on July 1, 2007. Two of these expiring contracts are at Brillion Iron Works, Brillion, Wisconsin, where the majority of the hourly employees are represented by the Steelworkers and the remaining employees are represented by the Machinists. The third contract that expires on July 1, 2007, is with the Teamsters who represent Gunite’s hourly employees at its Plant 1 facility in Elkhart, Indiana. On August 31, 2007, the UAW contract expires at our Aluminum Wheel Plant in Erie, Pennsylvania. On November 17, 2007, another UAW contract expires at Gunite’s plant in Rockford, Illinois. Any failure by us to reach a new agreement upon expiration of a union contract may have a material adverse effect on our business, results of operations, or financial condition.

In addition, if any of our customers experience a material work stoppage, that customer may halt or limit the purchase of our products. This could cause us to shut down production facilities relating to these products, which could have a material adverse effect on our business, results of operations or financial condition.

We are subject to a number of environmental rules and regulations that may require us to make substantial expenditures.

Our operations, facilities, and properties are subject to extensive and evolving laws and regulations pertaining to air emissions, wastewater discharges, the handling and disposal of solid and hazardous materials and wastes, the investigation and remediation of contamination, and otherwise relating to health, safety, and the protection of the environment and natural resources. As a result, we are involved from time to time in administrative or legal proceedings relating to environmental, health and safety matters, and have in the past incurred and will continue to incur capital costs and other expenditures relating to such matters. In addition to environmental laws that regulate our subsidiaries’ ongoing operations, our subsidiaries are also subject to environmental remediation liability. Under the federal Comprehensive Environmental Response, Compensation, and Liability Act, or CERCLA, and analogous state laws, our subsidiaries may be liable as a result of the release or threatened release of hazardous materials into the environment. Our subsidiaries are currently involved in several matters relating to the investigation and/or remediation of locations where they have arranged for the disposal of foundry and other wastes. Such matters include situations in which we have been named or are believed to be Potentially Responsible Parties under CERCLA or state or local laws in connection with the contamination of these sites. Additionally, environmental remediation may be required to address soil and groundwater contamination identified at certain facilities.

As of December 31, 2006, we had an environmental reserve of approximately $2.6 million, related primarily to TTI’s foundry operations. This reserve is based on current cost estimates and does not reduce estimated expenditures to net present value, but does take into account the benefit of a contractual indemnity given to us by a prior owner of our wheel-end subsidiary. The failure of the indemnitor to fulfill its obligations could result in future costs that may be material. Any cash expenditures required by us or our subsidiaries to comply with applicable environmental laws and /or to pay for any remediation efforts will not be reduced or otherwise affected by the existence of the environmental reserve. Our environmental reserve may not be adequate to cover our future costs related to the sites associated with the environmental reserve, and any additional costs may have a material adverse effect on our business, results of operations or financial condition. The discovery of additional sites, the modification of existing or the promulgation of new laws or regulations, more vigorous enforcement by regulators, the imposition of joint and several liability under CERCLA or analogous state laws, or other unanticipated events could also result in such a material adverse effect.

The final Iron and Steel Foundry National Emission Standard for Hazardous Air Pollutants, or NESHAP, was developed pursuant to Section 112(d) of the Clean Air Act and requires all major sources of hazardous air pollutants to install controls representative of maximum achievable control technology. We are evaluating the applicability of the Iron and Steel Foundry NESHAP to our foundry operations. If applicable, compliance with the Iron and Steel Foundry NESHAP may result in future significant capital costs, which we currently expect to be approximately $6 million in total during the period 2007 through 2008. See “Item 1—Business—Environmental Matters.”

We might fail to adequately protect our intellectual property, or third parties might assert that our technologies infringe on their intellectual property.

The protection of our intellectual property is important to our business. We rely on a combination of trademarks, copyrights, patents, and trade secrets to provide protection in this regard, but this protection might be inadequate. For example, our pending or future trademark, copyright, and patent applications might not be approved or, if allowed, they might not be of sufficient strength or scope. Conversely, third parties might assert that our technologies or other intellectual property infringe on their proprietary rights. Although we have not had litigation with respect to such matters in the past, litigation, which could result in substantial costs and diversion of our efforts, might be necessary, and whether or not we are ultimately successful, the litigation could adversely affect our business, results of operations or financial condition. See “Item 1—Business—Intellectual Property.”

Litigation against us could be costly and time consuming to defend.

We are regularly subject to legal proceedings and claims that arise in the ordinary course of business, such as workers’ compensation claims, OSHA investigations, employment disputes, unfair labor practice charges, customer and supplier disputes, and product liability claims arising out of the conduct of our business. Litigation may result in substantial costs and may divert management’s attention and resources, which could adversely affect our business, results of operations or financial condition.

If we fail to retain our executive officers, our business could be harmed.

Our success largely depends on the efforts and abilities of our executive officers, who have collectively been employees of either Accuride or TTI for over 50 years. Their skills, experience and industry contacts significantly benefit us. The loss of any one of them, in particular Mr. Keating, our Chairman and Chief Executive Officer, who joined Accuride in December 1996, could have a material adverse effect on our business, results of operations or financial condition. All of our employees are at will. Our future success will also depend in part upon our continuing ability to attract and retain highly qualified personnel.

Although we do not presently anticipate terminating any senior management employees, certain senior management employees have entered into potentially costly severance arrangements with us.

Severance and Retention Agreements with certain senior management employees provide that the participating executive is entitled to a regular severance payment if the Company terminates the participating executive’s employment without “cause” or if the participating executive terminates his or her employment with the Company for “good reason” (as these terms are defined in the agreement) at any time other than during a “Protection Period.”  The Protection Period begins on the date on which a “change in control” (as defined in the agreement) occurs and ends 18 months after a “change in control.”  The regular severance benefit is equal to the participating executive’s base salary for one year.  As of December 31, 2006, in the event we terminated Messrs. Keating, Murphy, Armstrong, Taylor, Nida, and Donatelli or Ms. Hamme, we would have to make cash payments of $606,120, $510,120, $325,140, $267,840, $247,200, $230,000 and $276,960, respectively. See “Item 10—Directors and Executive Officers of the Registrant.”

In addition, each participating executive is entitled to a change in control severance benefit if his or her employment with the Company is terminated during the Protection Period either by the participating executive for “good reason” or by the Company without “cause.” The change in control severance benefits for Tier I executives (Messrs. Keating and Murphy) consist of a payment equal to 300% of the executive’s salary at termination, plus 300% of the greater of (i) the annualized incentive compensation to which the executive would be entitled as of the date on which the change of control occurs or (ii) the average incentive compensation award over the three years prior to termination.  The change in control severance benefits for Tier II executives (Messrs. Armstrong, Taylor, Nida and Donatelli and Ms. Hamme) consist of a payment equal to 200% of the executive’s salary plus 200% of the greater of (i) the annualized incentive compensation to which the executive would be entitled as of the date on which the change of control occurs or (ii) the average incentive compensation award over the three years prior to termination. The change in control severance benefits for Tier III executives (other key executives) consist of a payment equal to 100% of the executive’s salary and 100% of the greater of (i) the annualized incentive compensation to which the executive would be entitled as of the date on which the change of control occurs or (ii) the average incentive compensation award over the three years prior to termination. If the participating executive’s termination occurs during the Protection Period, the severance and retention agreement also provides for the continuance of certain other benefits, including reimbursement for forfeitures under qualified plans and continued health, disability, accident and dental insurance coverage for the lesser of 18 months (or 12 months in the case of Tier III executives) from the date of termination or the date on which the executive receives such benefits from a subsequent employer.  Tier I executives are entitled to a modified tax gross-up.

Neither the regular severance benefit nor the change in control severance benefit is payable if the Company terminates the participating executive’s employment for “cause,” if the executive voluntarily terminates his or her employment without “good reason” or if the executive’s employment is terminated as a result of disability or death.  Any payments to which the participating executive may be entitled under the agreement will be reduced by the full amount of any payments to which the executive may be entitled due to termination under any other severance policy offered by the Company.  These agreements would make it costly for us to terminate certain of our senior management employees and such costs may also discourage potential acquisition proposals, which may negatively affect our stock price.

Our products may be rendered obsolete or less attractive by changes in regulatory, legislative or industry requirements.

Changes in regulatory, legislative or industry requirements may render certain of our products obsolete or less attractive. Our ability to anticipate changes in these requirements, especially changes in regulatory standards, will be a significant factor in our ability to remain competitive. We may not be able to comply in the future with new regulatory, legislative and/or industrial standards that may be necessary for us to remain competitive or that certain of our products will not, as a result, become obsolete or less attractive to our customers.

Other Risks Related to Our Business

Our substantial leverage and significant debt service obligations could adversely affect our financial condition or our ability to fulfill our obligations and make it more difficult for us to fund our operations.

At December 31, 2006, total indebtedness was $642.7 million. Our substantial level of indebtedness could have important negative consequences to you and us, including:

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

You should also be aware that certain of our borrowings are and will continue to be at variable rates of interest, which exposes us to the risk of increasing interest rates. As of December 31, 2006, the carrying value of our total debt was $642.7 million, of which $372.7 million, or approximately 58%, was subject to variable interest rates. However, as of December 31, 2006, interest rate swaps of $250.0 million were outstanding. Under the terms of the interest rate swaps, we agreed with the counterparty to exchange, at specified intervals, the difference between 3.55% from March 2005 through March 2006, 4.24% from March 2006 through March 2007, and 4.43% from March 2007 through March 2008, and the variable rate interest amounts calculated by reference to the notional principal amount. The interest rate swaps commenced in February 2005 and mature in March 2008. If interest rates increase, our debt service obligations on our variable rate indebtedness would increase even though the amount borrowed remains the same. See “Item 6—Selected Consolidated Financial Data.”

Despite our substantial leverage, our subsidiaries and we will be able to incur more indebtedness. This could further exacerbate the risk immediately described above, including our ability to service our indebtedness.

Our subsidiaries and we may be able to incur substantial additional indebtedness in the future. Although our senior credit facilities and the indenture governing our new senior subordinated notes contain restrictions on the incurrence of additional indebtedness, such restrictions are subject to a number of qualifications and exceptions, and under certain circumstances indebtedness incurred in compliance with such restrictions could be substantial. For example, we may incur additional debt to, among other things, finance future acquisitions, expand through internal growth, fund our working capital needs, comply with regulatory requirements, respond to competition or for general financial reasons alone. As of December 31, 2006, the revolving credit facility under our senior credit facility provides for additional borrowings of up to $95 million under our U.S. facility and $30 million under our Canadian revolving credit facility. To the extent new debt is added to our and our subsidiaries’ current debt levels, the risk immediately described above would increase.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures and research and development efforts will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control.

Our business may not generate sufficient cash flow from operations. Our currently anticipated cost savings and operating improvements may not be realized on schedule. Also, future borrowings may not be available to us under our credit facilities in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell material assets or operations, obtain additional equity capital or refinance all or a portion of our indebtedness. In the absence of such operating results and resources, we could face substantial cash flow problems and might be required to sell material assets or operations to meet our debt service and other obligations. We cannot assure you as to the timing of such asset sales or the proceeds which we could realize from such sales and that we will be able to refinance any of our indebtedness, including our senior credit facilities and senior subordinated notes, on commercially reasonable terms or at all.

We are subject to a number of restrictive covenants, which, if breached, may restrict our business and financing activities.

Our senior credit facilities and the indenture governing our senior subordinated notes impose, and the terms of any future indebtedness may impose, operating and other restrictions on us. Such restrictions will affect, and in many respects limit or prohibit, among other things, our ability to:

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

any of which would result in an event of default under our new senior subordinated notes. If we were unable to repay or otherwise refinance these borrowings when due, our lenders could sell the collateral securing our new senior credit facilities, which constitutes substantially all of our and our subsidiaries’ assets. Although holders of our senior subordinated notes could accelerate the notes upon the acceleration of the obligations under our credit facilities, we may not have sufficient assets remaining after we have paid all the borrowings under our senior credit facilities, and any other senior debt, to repay the senior subordinated notes.

Item 1B.  Unresolved Staff Comments

None.

Item 2. Properties

The table below sets forth certain information regarding the material owned and leased properties of Accuride and TTI. We believe these properties are suitable and adequate for our business.

Facility Overview

Location	Business function	Brands Manufactured	Owned/ Leased		Size (sq. feet)
Evansville, IN	Corporate Headquarters	Corporate	Leased		37,229
London, Ontario, Canada	Heavy— and Medium-duty Steel Wheels, Light Truck Steel Wheels	Accuride	Owned		536,259
Henderson, KY	Heavy— an Medium-duty Steel Wheels, R&D	Accuride	Owned		364,365
Monterrey, Mexico	Heavy— and Medium-duty Steel Wheels, Light Truck Wheels	Accuride	Owned		262,000
Erie, PA	Forging and Machining-Aluminum Wheels	Accuride	Leased		421,229
Cuyahoga Falls, OH	Machining and Polishing-Aluminum Wheels	Accuride	Leased		131,700
Taylor, MI	Warehouse	Accuride	Leased		75,000
Springfield, OH	Assembly Line and Sequencing	Accuride	Owned		136,036
Rockford, IL	Wheel-end Foundry, Warehouse, Administrative Office	Gunite	Owned		619,000
Elkhart, IN	Machining and Assembling-Hub, Drums and Rotors	Gunite	Owned		258,000
Elkhart, IN	Machining and Assembling-Automatic Slack Adjusters	Gunite	Leased		37,000
Bristol, IN	Warehouse	Gunite	Leased		108,000
Brillion, WI	Molding, Finishing, Administrative Office	Brillion	Owned		451,740
Brillion, WI	Farm Equipment, Administrative Office	Brillion	Owned		141,460
Madison, TN	Assembly Line and Sequencing	Imperial	Leased		17,600
Portland, TN	Metal Fabricating, Stamping, Assembly, Administrative Office	Imperial	Leased		200,000
Portland, TN	Plating and Polishing	Imperial	Owned		86,000
Decatur, TX	Metal Fabricating, Stamping, Assembly, Machining and Polishing Shop	Imperial	Owned		122,000
Denton, TX	Assembly Line and Sequencing	Imperial	Leased		60,000
Dublin, VA	Tube Bending, Assembly and Line Sequencing	Imperial	Owned/Leased		116,000
Chehalis, WA	Metal Fabricating, Stamping, Assembly	Imperial	Owned		90,000
Piedmont, AL	Manufacturing, Administrative Office	Bostrom	Owned	(a)	200,000
Livermore, CA	Manufacturing, Warehouse, Administrative Office	Fabco	Leased		56,800

(a)                                  This property is a leased facility for which we have an option to buy at any time for a nominal price.

Item 3. Legal Proceedings

Neither Accuride nor any of our subsidiaries is a party to any legal proceeding which, in the opinion of management, would have a material adverse effect on our business or financial condition.  However, we from time-to-time are involved in ordinary routine litigation incidental to our business, including actions related to product liability, contractual liability, workplace safety and environmental claims.  We establish reserves for matters in which losses are probable and can be reasonably estimated.  While we believe that we have established adequate accruals for our expected future liability with respect to our pending legal actions and proceedings, we cannot assure you that our liability with respect to any such action or proceeding would not exceed our established accruals.  Further, litigation that may have a material adverse affect on our financial condition may arise in the future.

Item 4. Submissions of Matters to a Vote of Security Holders

None.

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock began trading publicly on the New York Stock Exchange on April 26, 2005, under the symbol “ACW.” Prior to that date, there was no public market for our common stock. As of March 6, 2007, we had 34 stockholders of record. The following table sets forth the high and low sale prices of the common stock during 2005 and 2006.

	High	Low
Fiscal Year Ended December 31, 2005
Second Quarter (beginning April 26, 2005)	$11.00	$8.50
Third Quarter	$15.90	$10.38
Fourth Quarter	$13.95	$11.20
Fiscal Year Ended December 31, 2006
First Quarter	$13.36	$10.05
Second Quarter	$12.52	$9.92
Third Quarter	$12.60	$9.85
Fourth Quarter	$12.75	$10.92

DIVIDEND POLICY

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings and we do not anticipate paying any cash dividends on our common stock. In addition, our senior credit facilities and the indenture governing our senior subordinated notes restrict our ability to pay dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity.” Any future determination to pay dividends will be at the discretion of our Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects and other factors that our Board of Directors considers relevant. Furthermore, as a holding company, we depend on the cash flow of our subsidiaries.

STOCK OPTION AND PURCHASE PLAN

Effective January 21, 1998, we adopted the 1998 Stock Purchase and Option Plan for key employees of Accuride Corporation and subsidiaries (the “1998 Plan”). The 1998 Plan permitted the issuance of Common Stock and the grant of non-qualified stock options to purchase shares of Common Stock. No further options will be granted under the 1998 Plan.  In connection with the initial public offering of 11,000,000 shares of our common stock in 2005, we adopted the Accuride 2005 Incentive Award Plan, which we refer to as the Incentive Plan, and the Accuride Employee Stock Purchase Plan, or ESPP.  The Incentive Plan will terminate on the earlier of ten years after it was approved by our stockholders or when our Board of Directors terminates the Incentive Plan. Up to 1,633,988 shares of our common stock were reserved for issuance upon the grant or exercise of Awards under the Incentive Award Plan. Under the Accuride ESPP, we reserved 653,595 shares as available to issue to all of our eligible employees as determined by the Board of Directors. The ESPP has quarterly offering periods, however, payroll deductions for participants are accumulated during the quarterly offering periods.   During 2005, shares were purchased at a price per share that was equal to 85% of the fair market value per share on the first day of the offering periods or, if lower, 85% of the fair market value per share on the purchase dates. Effective January 1, 2006, the ESPP was revised so that shares will be purchased at a price per share equal to 95% of the fair market value per share on the purchase dates.

The following table gives information about equity awards as of December 31, 2006:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,925,627	$9.03	498,483
Equity compensation plans not approved by security holders	—	$—	—

PERFORMANCE GRAPH

The following graph shows the total stockholder return of an investment of $100 in cash on April 26, 2005, the date public trading commenced in or common stock, for (i) our common stock, (ii) the S&P 500 Index, and (iii) a peer group of companies we call Commercial Vehicle Suppliers.  We believe that a peer group of representative independent commercial vehicle component suppliers of approximately comparable size and products to Accuride Corporation is appropriate for comparing shareowner return.  The Commercial Vehicle Suppliers group consists of ArvinMeritor, Inc., Commercial Vehicle Group, Inc., Cummins, Inc., Eaton Corporation, and Stoneridge, Inc.  All values assume reinvestment of the full amount of all dividends and are calculated through December 31, 2006.

	April 26, 2005	December 31, 2005	December 31, 2006
Accuride Corporation	$100.0	$143.3	$125.1
S&P 500 Index	$100.0	$108.4	$123.1
Commercial Vehicle Suppliers	$100.0	$118.5	$151.1

RECENT SALES OF UNREGISTERED SECURITIES

None.

ISSUER PURCHASES OF EQUITY SECURITIES

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

Selected Historical Operations Data (In thousands, except per share data)

	2006(1)	2005(1)	2004	2003	2002
Operating Data:
Net sales	$1,408,155	$1,229,311	$494,008	$364,258	$345,549
Gross profit(a)	196,897	201,136	102,657	62,457	57,794
Operating expenses(b)	53,458	51,601	25,550	23,918	24,014
Income from operations	143,439	149,535	77,107	38,539	33,780
Operating income margin(c)	10.2%	12.2%	15.6%	10.6%	9.8%
Interest income (expense), net(d)	(50,910)	(71,117)	(36,845)	(49,877)	(42,017)
Equity in earnings of affiliates(e)	621	455	646	485	182
Other income (expense), net(f)	602	563	108	825	1,430
Income tax (expense) benefit	(28,619)	(28,209)	(19,526)	1,076	(5,227)
Net income (loss)	65,133	51,229	21,490	(8,952)	(11,852)

Other Data:
Net cash provided by (used in):
Operating activities	151,013	91,915	58,329	8,964	15,307
Investing activities	(40,795)	(47,606)	(27,272)	(20,672)	(19,766)
Financing activities	(48,429)	(67,737)	(1,906)	13,134	(1,983)
EBITDA(g)	211,691	196,107	106,299	69,653	63,605
Unusual items (increasing) decreasing EBITDA(h)	5,445	2,045	(427)	2,061	3,421
Depreciation, impairment, and amortization(i)	67,029	45,552	28,438	29,804	28,213
Capital expenditures	42,189	39,958	26,421	20,261	19,316

Balance Sheet Data (end of period):
Cash and cash equivalents	$110,204	$48,415	$71,843	$42,692	$41,266
Working capital(j)	101,137	106,256	32,944	34,403	20,643
Total assets	1,233,187	1,220,354	563,297	511,395	505,197
Total debt	642,725	697,725	488,680	490,475	474,155
Stockholders’ equity (deficiency)	263,582	175,743	(45,781)	(66,765)	(53,945)

Earnings (Loss) Per Share Data:(k)
Basic	$1.90	$1.74	$1.47	$(0.61)	$(0.81)
Diluted	1.88	1.70	1.41	(0.61)	(0.81)
Weighted average common shares outstanding:
Basic	34,280	29,500	14,657	14,655	14,654
Diluted	34,668	30,075	15,224	14,655	14,654

(1)                   The consolidated information provided for 2005 and after includes the acquisition of TTI on January 31, 2005.

(a)                   Gross profit for 2002 reflects $0.9 million of costs related to a reduction in employee workforce, $0.4 million of costs related to non-cash pension curtailment expenses associated with the resolved labor dispute in the Henderson, Kentucky facility, plus $1.1 million of costs related to the consolidation of light wheel production. Gross profit for 2003 reflects $2.2 million for costs associated with the fire damage and resulting business interruption sustained at our facility in Cuyahoga Falls, Ohio in August 2003, $0.4 million for strike contingency costs associated with the renewal of our labor contract at our facility in Erie, Pennsylvania, and $0.3 million for pension related costs at our facility in London, Ontario. Gross profit for 2004 reflects $0.5 million for costs associated with the fire damage and resulting business interruption sustained at our facility in Cuyahoga Falls, Ohio in August 2003, $1.2 million for costs associated with roof damage and resulting business interruption sustained at our facility in Cuyahoga Falls, Ohio, offset by $2.0 million of insurance proceeds received in the fourth quarter of 2004 related to the business interruption portion of our 2003 fire claim.  Gross profit for 2005 reflects $0.7 million of pension curtailment costs associated with our facility in Rockford, Illinois.  Gross profit for 2006 was impacted by a $10.4 million increase in revenue from a resolution of a commercial dispute with a customer, accelerated depreciation expense of certain light wheel assets in our London, Ontario, and Monterrey, Mexico, facilities of $16.3 million, a loss of $1.4 million from a sale of property in Columbia, Tennessee, an impairment of tooling assets in our Piedmont, Alabama, facility of $2.3 million and a non-cash pension curtailment charge of $2.5 million in our London, Ontario, facility.

(b)                  Includes $1.5 million of stock-based compensation expense during the year ended December 31, 2006 due to the adoption of SFAS 123(R), Share-Based Payment, on January 1, 2006.

(c)                   Represents operating income as a percentage of sales.

(d)                  Includes $11.3 million and $20.0 million of refinancing costs and $0.0 million and $4.5 million of losses on debt extinguishment during the years ended December 31, 2003 and December 31, 2005, respectively.

(e)                   Includes our income from AOT, Inc., a joint venture in which we owned a 50% interest through October 31, 2006.  On October 31, 2006, Accuride acquired the remaining interest from Goodyear, making AOT, Inc. a wholly-owned subsidiary of the Company.

(f)                     Consists primarily of realized and unrealized gains and losses related to the change in market value of our currency, commodity and interest rate derivative instruments.

(g)                  EBITDA is not intended to represent cash flows as defined by generally accepted accounting principles, or GAAP, and should not be considered as an alternative to net income as an indicator of our operating performance or to cash flows as a measure of liquidity. We have included information concerning EBITDA because it is a basis upon which we assess our financial performance and incentive compensation, and certain covenants in our borrowing arrangements are tied to this measure. In addition, EBITDA is used by certain investors as a measure of the ability of a company to service or incur indebtedness and because it is a financial measure commonly used in our industry. EBITDA as presented in this prospectus may not be comparable to similarly titled measures used by other companies in our industry. EBITDA consists of our net income (loss) before interest expense, income tax (expense) benefit, depreciation and amortization. Set forth below is a reconciliation of our net income (loss) to EBITDA:

	Year Ended December 31,
	2006	2005	2004	2003	2002
Net income (loss)	$65,133	$51,229	$21,490	$(8,952)	$(11,852)
Income tax expense (benefit)	28,619	28,209	19,526	(1,076)	5,227
Interest expense, net	50,910	71,117	36,845	49,877	42,017
Depreciation and amortization	67,029	45,552	28,438	29,804	28,213
EBITDA	$211,691	$196,107	$106,299	$69,653	$63,605

(h)                  Net income (loss) was affected by the unusual items presented pre-tax in the following table:

(in thousands)	2006	2005	2004	2003	2002
Restructuring, curtailment and integration costs(1)	$3,392	—	—	—	$2,334
Business interruption costs(2)	—	$(871)	$(319)	$2,157	—
Strike avoidance costs(3)	—	—	—	444	—
Other unusual items(4)	2,111	1,728	—	285	2,517
Items related to Accuride’s credit agreement(5)	(58)	(565)	(108)	(825)	(1,430)
Inventory adjustment(6)	—	1,753	—	—	—
Unusual items (increasing) decreasing EBITDA	$5,445	$2,045	$(427)	$2,061	$3,421

1.                 Restructuring and integration costs for 2002 included $1.2 million of costs related to a reduction in the employee workforce and $1.1 million of costs related to the consolidation of light wheel production.  Included in 2006 are $3.4 million costs associated with a reduction in the employee workforce in our London, Ontario, facility.

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

4.                 Other unusual items in 2002 included $0.4 million of costs related to non-cash pension curtailment expenses associated with a labor dispute at our Henderson, Kentucky facility, $1.2 million one-time settlement fee paid to our prior owner, Phelps Dodge Corporation, in connection with a contractual agreement, $0.5 million of aborted business development costs and $0.4 million of non-recurring professional fees related to a corporate restructuring at our Mexican subsidiary. Other unusual items in 2003 included $0.3 million for pension-related costs at our facility in London, Ontario.  Other unusual items in 2005 included $0.8 million for fees associated with our secondary stock offering, $0.3 million inventory write-down for a business exit and $0.7 million for a pension curtailment charge. Other unusual items in 2006 included $1.4 million for write-downs and fees related to the sale of our Columbia, Tennessee, facility, $0.7 million for other non-operating/non-recurring items at our Erie, Pennsylvania, facility.

5.                 Items related to our credit agreement refer to amounts utilized in the calculation of financial covenants in Accuride’s senior debt facility. Items related to our credit agreement in 2002 consisted of foreign currency losses of $1.6 million and other income of $3.1 million. Items related to our credit agreement in 2003 consisted of foreign currency gains of $0.9 million and other expense of $0.1 million. Items related to our credit agreement in 2004, 2005, and 2006 included currency gains and other income of $0.1 million, $0.6 million, and $0.1 million, respectively.

6.                 Cost of sales in 2005 included $1.8 million to reflect the sale of inventory that has been adjusted to fair market value as part of the TTI acquisition.

(i)                      During 2006, we recorded $16.3 million of accelerated depreciation of certain light wheel assets in our facilities in Canada and Mexico as a result of a reduction of the useful lives of the assets.

(j)                      Working capital represents current assets less cash and current liabilities, excluding debt.

(k)                   Basic and diluted earnings per share data are calculated by dividing net income (loss) by the weighted average basic and diluted shares outstanding.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, describes matters we consider important to understanding the results of our operations for each of the three years in the period ended December 31, 2006, and our capital resources and liquidity as of December 31, 2006 and 2005.

The following discussion should be read in conjunction with the “Selected Consolidated Financial Data” and our Consolidated Financial Statements and the notes thereto, all included elsewhere in this report. The information set forth in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements that involve risks and uncertainties. Many factors could cause actual results to differ from those contained in the forward-looking statements including, but not limited to, those discussed in Item 7A. “Quantitative and Qualitative Disclosure about Market Risk,” Item 1A. “Risk Factors” and elsewhere in this report.

General Overview

We are one of the largest and most diversified manufacturers and suppliers of commercial vehicle components in North America. Our products include commercial vehicle wheels, wheel-end components and assemblies, truck body and chassis parts, seating assemblies and other commercial vehicle components after the acquisition of TTI on January 31, 2005 (see discussion of TTI merger following). We market our products under some of the most recognized brand names in the industry, including Accuride, Gunite, Imperial, Bostrom, Fabco, and Brillion. We believe that we have number one or number two market positions in steel wheels, forged aluminum wheels, brake drums, disc wheel hubs, spoke wheels, metal grills, metal bumpers, crown assemblies, chrome plating and polishing, seating assemblies, and fuel tanks in commercial vehicles. We serve the leading original equipment manufacturers, or OEMs, and their related aftermarket channels in most major segments of the commercial vehicle market, including heavy- and medium-duty trucks, commercial trailers, light trucks, buses, as well as specialty and military vehicles.

Our primary product lines are standard equipment used by virtually all North American heavy- and medium-duty truck OEMs, creating a significant barrier to entry. We believe that substantially all heavy-duty truck models manufactured in North America contain one or more Accuride components.

Our diversified customer base includes substantially all of the leading commercial vehicle OEMs, such as Freightliner Corporation, with its Freightliner, Sterling and Western Star brand trucks, PACCAR, Inc., with its Peterbilt and Kenworth brand trucks, International Truck and Engine Corporation, with its International brand trucks, and Volvo Truck Corporation, or Volvo/Mack, with its Volvo and Mack brand trucks. Our primary commercial trailer customers include leading commercial trailer OEMs, such as Great Dane Limited Partnership and Wabash National, Inc. Our major light truck customer is General Motors Corporation. Our product portfolio is supported by strong sales, marketing and design engineering capabilities and is manufactured in 22 strategically located, technologically-advanced facilities across the United States, Mexico and Canada.

Business Outlook

Following a three-year industry downturn, the heavy- and medium-duty truck and commercial trailer markets began to show signs of a cyclical recovery at the end of 2003, which continued to strengthen through 2006. Freight growth, improved fleet profitability, equipment age, equipment utilization, and economic strength continue to drive order rates for new vehicles not seen in several years. The heavy- and medium-duty truck and commercial trailer markets and the related aftermarket are the primary drivers of our sales. These markets are, in turn, directly influenced by conditions in the North American truck industry generally and by overall economic growth and consumer spending. Current industry forecasts by analysts, including America’s Commercial Transportation Publications, or ACT, predict that the North American truck industry will experience a significant decline in 2007 due to emissions standards changes that became effective in 2007. Delayed or failed economic recovery could have a material adverse effect on our business, results of operations, or financial condition.

Our operating challenges are to meet these varying levels of production while improving our internal productivity, and at the same time, mitigate the margin pressure from rising material prices. Furthermore, as commercial vehicle build volumes increase, we are required to increase our level of outsourced production for some of our products due to production constraints, and such outsourcing typically results in lower margins.

Additionally, new U.S. federal truck emissions regulations took effect in 2007 and are expected to result in cleaner operating, yet more costly, trucks. As a result, some of our customers altered their traditional buying trends, which resulted in higher than normal demand in late 2006, which we expect will be followed by a period of reduced demand in 2007.

TTI Merger

On January 31, 2005, pursuant to the terms of an agreement and plan of merger, a wholly owned subsidiary of Accuride was merged with and into TTI, resulting in TTI becoming a wholly-owned subsidiary of Accuride, which we refer to as the TTI merger. Upon consummation of the TTI merger, the stockholders of Accuride prior to consummation of the TTI merger owned 66.88% of the common stock of the combined company and the former stockholders of TTI owned 33.12% of the common stock of the combined company.

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

•                  We entered into senior secured credit facilities, consisting of a $550.0 million term loan credit facility and a revolving credit facility in an aggregate principal amount of $125.0 million, which is comprised of a new $95.0 million U.S. revolving credit facility and the continuation of a $30.0 million Canadian revolving credit facility.  Neither revolving credit facility was funded as of December 31, 2006;

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

Dispute Resolution

During the fourth quarter of 2006, we were able to resolve a commercial dispute with Ford Motor Company.  As a result of the resolution, the gain contingency of $15.0 million recorded as a liability during the third quarter of 2006 was eliminated, the company recognized $10.4 million of revenue in 2006, and anticipates recognition of an additional $10.6 million of revenue in the first half of 2007.  In addition, cash flow increased by $10.0 million in 2006 and we anticipate an increase of $11.0 million in the second half of 2007. We anticipate that Ford will re-source its Accuride business to another supplier during 2007.  In 2006, total sales to Ford were less than 6% of total revenues. See Note 7 for a discussion of accelerated depreciation associated with the light wheel assets as a result of the expected reduction in product sales to Ford.

Results of Operations

Comparison of Fiscal Years 2006 and 2005

The following table sets forth certain income statement information of Accuride for the fiscal years ended December 31, 2006 and December 31, 2005:

(In thousands except per share data)	Fiscal 2006		Fiscal 2005 (1)
Net sales	$1,408,155	100.0%	$1,229,311	100.0%
Gross profit	196,897	14.2%	201,136	16.4%
Operating expenses	53,458	3.8%	51,601	4.2%
Income from operations	143,439	10.4%	149,535	12.2%
Interest (expense), net	(50,910)	(3.6)%	(71,117)	(5.8)%
Equity in earnings of affiliates	621	0.0%	455	0.0%
Other income	602	0.1%	565	0.1%
Net income	$65,133	4.6%	$51,229	4.2%

Other Data:
Average weighted shares outstanding — basic	34,280		29,500
Basic income per share	$1.90		$1.74
Average weighted shares outstanding — diluted	34,668		30,075
Diluted income per share	$1.88		$1.70

(1)      Certain amounts in the 2005 results of operations have been reclassified to conform to the 2006 presentation. Included in these reclassifications are certain costs totaling $15.6 million for 2005 that have been reclassified from operating expenses to cost of goods sold to conform the acquired TTI subsidiaries to our accounting policies. These reclassifications do not have any impact on net income and are immaterial to the 2005 results of operations.

Net Sales.  Net sales increased by $178.9 million, or 14.6%, in 2006 to $1,408.2 million, compared to $1,229.3 million for 2005. The 2005 results include the acquisition of TTI as of January 31, 2005. Approximately $60 million of the increase in net sales was the result of consolidating the TTI subsidiaries’ results for the full year of 2006. Approximately $81 million of the increase was due to continuing cyclical recovery in the commercial vehicle industry. In addition to the increase in the sales volume, net sales increased approximately $38 million due to raw material surcharges and price increases that were necessitated by the rising costs of raw materials.

Gross Profit.  Gross profit decreased by $4.2 million to $196.9 million for 2006 from $201.1 million for 2005. This decrease was primarily attributable to accelerated depreciation expense of certain light wheel assets in our London, Ontario, and Monterrey, Mexico, facilities of $16.3 million, a loss of $1.4 million from a sale of property in Columbia, Tennessee, an impairment of tooling assets in our Piedmont, Alabama, facility of $2.3 million, and other costs associated with a reduction of workforce in our London, Ontario, facility of $3.4 million. These decreases were partially offset by a $10.4 million increase in revenue from a resolution of a commercial dispute with a customer and other increases due to the higher sales volume mentioned above.

Operating Expenses.  Operating expenses increased by $1.9 million, or 3.7%, to $53.5 million for 2006 from $51.6 million for 2005. This increase was primarily due to recording $1.5 million of stock-based compensation expense in 2006 due to the adoption of SFAS 123(R), Share-Based Payment, on January 1, 2006. Included in 2005 was $0.8 million of expenses related to the secondary stock offerings by selling shareholders.

Interest Expense.  Net interest expense decreased by $20.2 million to $50.9 million for 2006 compared to $71.1 million for 2005. Included in 2005 are $20.0 million of expenses related to the refinancing of notes and term debt.

Net Income.  We had net income of $65.1 million for the year ended December 31, 2006 compared to net income of $51.2 million for the year ended December 31, 2005. Tax expense increased $0.4 million to $28.6 million for 2006 from $28.2 million in 2005 due to the increased earnings before taxes. The effective tax rate for 2006 was 30.5%, which was a reduction from the 2005 effective tax rate of 35.5%. The lower effective tax rate in 2006 was mainly due to lower effective tax rates incurred in foreign jurisdictions, a change in expected realization of federal and state net operating losses, and favorable resolutions of certain tax contingencies.

Comparison of Fiscal Years 2005 and 2004

The following table sets forth certain income statement information of Accuride for the fiscal years ended December 31, 2005 and December 31, 2004:

(In thousands except per share data)	Fiscal 2005 (1)		Fiscal 2004
Net sales	$1,229,311	100.0%	$494,008	100.0%
Gross profit	201,136	16.4%	102,657	20.8%
Operating expenses	51,601	4.2%	25,550	5.2%
Income from operations	149,535	12.2%	77,107	15.6%
Interest (expense), net	(71,117)	(5.8)%	(36,845)	(7.5)%
Equity in earnings of affiliates	455	0.0%	646	0.1%
Other income	565	0.0%	108	0.0%
Net income	$51,229	4.2%	$21,490	4.4%

Other Data:
Average weighted shares outstanding — basic	29,500		14,657
Basic income per share	$1.74		$1.47
Average weighted shares outstanding — diluted	30,075		15,224
Diluted income per share	$1.70		$1.41

(1)      Certain amounts in the 2005 results of operations have been reclassified to conform to the 2006 presentation. Included in these reclassifications are certain costs totaling $15.6 million for 2005 that have been reclassified from operating expenses to cost of goods sold to conform the acquired TTI subsidiaries to our accounting policies. These reclassifications do not have any impact on net income and are immaterial to the 2005 results of operations.

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

Gross Profit.  Gross profit increased by $98.4 million, or 95.8%, to $201.1 million for 2005 from $102.7 million for 2004. This increase was primarily attributable to the increase in sales volume due to the TTI acquisition and improved operating leverage. This increase was partially offset by unfavorable economics of approximately $67.2 million including steel surcharges and rising aluminum costs and the net impact of the strengthening Canadian Dollar in the amount of $7.1 million. These unfavorable economics were partially offset by the price increases discussed above.

Operating Expenses.  Operating expenses increased by $26.0 million, or 101.6%, to $51.6 million for 2005 from $25.6 million for 2004. This increase was primarily due to the acquisition of TTI. Included in 2005 was $4.9 million of amortization of intangible assets and $0.8 million of expenses related to the secondary stock offerings by selling shareholders.

Interest Expense.  Net interest expense increased to $71.1 million for 2005 compared to $36.8 million for 2004 primarily as a result of the increased debt required for the acquisition of TTI. Included in 2005 are $20.0 million of expenses related to the refinancing of notes and term debt.

Net Income.  We had net income of $51.2 million for the year ended December 31, 2005 compared to net income of $21.5 million for the year ended December 31, 2004. Tax expense increased $8.7 million to $28.2 million for 2005 from $19.5 million in 2004. The increase in tax expense was primarily the result of our increased pre-tax income due to the acquisition of TTI. The higher effective tax rate of 47.6% in 2004 over the effective rate in 2005 of 35.5% was mainly due to higher effective tax rates incurred in foreign jurisdictions in 2004.

Pro Forma Results of Operations

Comparison of Fiscal Years 2006 and 2005

The following table sets forth certain income statement information of Accuride for the fiscal years ended December 31, 2006 and December 31, 2005 as if our acquisition of TTI had occurred at the beginning of the twelve months ended December 31, 2005:

(In thousands except per share data)	Fiscal 2006		Fiscal 2005 (1)
Net sales	$1,408,155	100.0%	$1,283,641	100.0%
Gross profit	196,897	14.2%	206,656	16.4%
Operating expenses	53,458	3.8%	54,411	4.2%
Income from operations	143,439	10.4%	152,245	12.2%
Interest (expense), net	(50,910)	(3.6)%	(72,073)	(5.8)%
Equity in earnings of affiliates	621	0.0%	455	0.0%
Other income	602	0.1%	561	0.1%
Net income	$65,133	4.6%	$52,426	4.2%

Other Data:
Average weighted shares outstanding — basic	34,280		30,163
Basic income per share	$1.90		$1.74
Average weighted shares outstanding — diluted	34,668		30,739
Diluted income per share	$1.88		$1.71

(1)      Certain amounts in the 2005 results of operations have been reclassified to conform to the 2006 presentation. Included in these reclassifications are certain costs totaling $17.2 million for 2005 that have been reclassified from operating expenses to cost of goods sold to conform the acquired TTI subsidiaries to our accounting policies. These reclassifications do not have any impact on net income and are immaterial to the 2005 results of operations.

Net Sales.  Net sales increased by $124.6 million, or 9.7%, in 2006 to $1,408.2 million, compared to $1,283.6 million for 2005.  Approximately $85 million of the increase was due to continuing cyclical recovery in the commercial vehicle industry. In addition to the increase in the sales volume, net sales increased approximately $40 million due to raw material surcharges and price increases that were necessitated by the rising costs of raw materials.

Gross Profit.  Gross profit decreased by $9.8 million to $196.9 million for 2006 from $206.7 million for 2005. This decrease was primarily attributable to accelerated depreciation expense of certain light wheel assets of $16.3 million, a loss of $1.4 million from a sale of property in Columbia, Tennessee, an impairment of tooling assets in our Piedmont, Alabama, facility of $2.3 million, and other costs associated with a reduction of workforce in our London, Ontario, facility of $3.4 million. These expenses were partially offset by a $10.4 million increase in revenue from a resolution of a commercial dispute with a customer.

Operating Expenses.  Operating expenses decreased by $0.9 million to $53.5 million for 2006 from $54.4 million for 2005. Included in 2006 is $1.5 million of stock-based compensation expense due to the adoption of SFAS 123(R), Share-Based Payment, on January 1, 2006. Included in 2005 was $0.8 million of expenses related to the secondary stock offerings by selling shareholders.

Interest Expense.  Net interest expense decreased by $21.2 million to $50.9 million for 2006 compared to $72.1 million for 2005. Included in 2005 are $20.0 million of expenses related to the refinancing of notes and term debt.

Net Income.  We had net income of $65.1 million for the year ended December 31, 2006 compared to net income of $52.4 million for the year ended December 31, 2005. Tax expense increased $0.2 million to $28.6 million for 2006 from $28.8 million in 2005 due to the increased earnings before taxes. The effective tax rate for 2006 was 30.5%, which was a reduction from the 2005 effective tax rate of 35.5%. The lower effective tax rate in 2006 was mainly due to lower effective tax rates in foreign jurisdictions, a change in expected realization of federal and state net operating losses, and favorable resolutions of certain tax contingencies.

Comparison of Fiscal Years 2005 and 2004

The following pro forma information presents results as if our acquisition of TTI had occurred at the beginning of the year ended December 31, 2004:

(In thousands except per share data)	Fiscal 2005(1)		Fiscal 2004(1)
Net sales	$1,283,641	100.0%	$1,082,348	100.0%
Gross profit	206,656	16.4%	163,187	15.1%
Operating expenses	54,411	4.2%	63,194	5.8%
Income from operations	152,245	11.9%	99,993	9.2%
Interest (expense), net	(72,073)	(5.5)%	(63,680)	(5.9)%
Equity in earnings of affiliates	455	0.0%	646	0.1%
Other income (expense)	560	0.0%	108	0.0%
Net income	$52,426	4.1%	$14,018	1.3%

Other Data:
Average weighted shares outstanding — basic	30,163		22,621
Basic income per share	$1.73		$0.62
Average weighted shares outstanding — diluted	30,739		22,946
Diluted income per share	$1.71		$0.61

(1)            Certain amounts in the 2005 and 2004 results of operations have been reclassified to conform to the 2006 presentation. Included in these reclassifications are certain costs totaling $17.2 million and $16.2 million for 2005 and 2004, respectively that have been reclassified from operating expenses to cost of goods sold to conform the acquired TTI subsidiaries to our accounting policies. These reclassifications do not have any impact on net income and are immaterial to the 2005 or 2004 results of operations.

Net Sales.  Net sales increased by $201.3 million, or 18.6%, in 2005 to $1,283.6 million, compared to $1,082.3 million for 2004. This increase was a result of the continuing cyclical recovery in the commercial vehicle industry with Class 5-8 and trailer builds up 14.8% over the prior year and the remainder is largely attributable to price recovery of rising material costs.

Gross Profit.  Gross profit increased by $43.5 million, or 26.7%, to $206.7 million for 2005 from $163.2 million for 2004. This increase was primarily attributable to the increase in sales volume.

Operating Expenses.  Operating expenses decreased by $8.8 million, or 13.9%, to $54.4 million for 2005 from $63.2 million for 2004.  Included in 2004 was $2.2 million of expense related to disposition of property, $3.5 million of severance expense for the former CEO of TTI, and $2.9 million of aborted IPO expenses. As a percent of sales, operating expenses have decreased from 5.8% to 4.2%.

Interest Expense.  Net interest expense increased to $72.1 million for 2005 compared to $63.7 million for 2004 primarily as a result of the $20.0 million of expenses related to the refinancing that coincided with the TTI acquisition in January 2005 offsetting the reduction in interest expense as a result of our lower net debt position.

Net Income.  We had net income of $52.4 million for the year ended December 31, 2005 compared to net income of $14.0 million for the year ended December 31, 2004. Tax expense increased $5.9 million to $28.9 million for 2005 from $23.0 million in 2004 due to the increase in income before taxes.

Changes in Financial Condition

Total assets increased from $1,220.4 million at December 31, 2005 to $1,233.2 million at December 31, 2006 for a $12.8 million increase in total assets during the year ended December 31, 2006.

Net working capital, defined as current assets less cash and current liabilities, decreased $5.2 million from $106.3 million in December 31, 2005, to $101.1 million in December 31, 2006.

Significant changes in net working capital from December 31, 2005, were as follows:

•                  A decrease in inventories of $15.2 million due to specific reduction efforts,

•                  A decrease in accounts payable of $7.8 due to the reduction in amounts due related to inventory and other items,

•                  A decrease in income taxes payable of $8.6 million primarily due to a favorable settlement of tax contingency items.

Capital Resources and Liquidity

Our primary sources of liquidity during 2006 were cash provided by operating activities and cash reserves. In addition, we have a $125 million revolving credit facility, as defined and discussed below, all of which is currently available. Primary uses of cash were working capital needs, capital expenditures, and debt service.

Cash Flow Provided by Operating Activities

Net cash provided by operating activities in 2006 amounted to $151.0 million compared to net cash provided by operating activities of $91.9 million for the comparable period in 2005, an increase of $59.1 million. Net income of $65.1 million for 2006 compared to net income of $51.2 million for the comparable period of 2005 contributed to this increased cash flow. Depreciation expense was $21.1 million higher in 2006 than in 2005 primarily due to accelerated depreciation recorded in 2006 (see Note 7). Cash flows from inventories and supplies were $10.6 million in 2006, which was $26.6 million higher than the $16.0 million use of cash in 2005 due to timing of inventory levels. Included in the 2005 use of cash from operations are $13.7 million of cash fees associated with the refinancing of our notes and term debt in January 2005.

Investing Activities

Net cash used in investing activities totaled $40.8 million for the year ended December 31, 2006, compared to a use of $47.6 million for the year ended December 31, 2005, a decrease of $6.8 million, which was primarily driven by the $8.3 million use of cash in 2005 for the acquisition of TTI. Our most significant cash outlays for investing activities are the purchases of property, plant, and equipment. Our capital expenditures in 2006 were $42.2 million compared to capital expenditures of $40.0 million in 2005. Cash generated from operations and existing cash reserves funded these expenditures.  Capital expenditures for 2007 are expected to be approximately $40 million to $45 million, which we expect to fund through our cash from operations or existing cash reserves. We received a $0.5 million and $0.7 million cash distribution from Trimont Container Investment, LLC, an investment acquired in the TTI merger in 2006 and 2005, respectively. During 2006, we sold our property in Columbia, Tennessee, for net proceeds of $1.9 million and purchased the remaining interest of AOT from Goodyear for $0.7 million, net of cash acquired.

Financing Activities

Net cash used by financing activities totaled $48.4 million for 2006 compared to net cash used by financing activities of $67.7 million for the comparable period in 2005. During 2006, we reduced net debt, representing total debt less cash and cash equivalents, by $116.8 million.  During 2006, we received proceeds from stock-based compensation activity and related income tax benefits of $6.7 million, compared to $2.3 million in 2005. During 2005, we had net debt payments of $146.7 million, paid $2.9 million of premiums related to debt extinguished, paid $10.0 million of fees related to the refinancing in January, and received $89.6 million of net proceeds from our IPO in April.

Bank Borrowing

Effective January 31, 2005, we entered into a fourth amended and restated credit agreement in conjunction with the acquisition of TTI to refinance substantially all of our existing bank facilities, as well as the senior bank debt and subordinated debt of TTI. Under the refinancing, we repaid in full the aggregate amounts outstanding under the Revolving Credit Facility, the New Term B Facility and the Term C Facility with proceeds from (i) a new term credit facility in an aggregate principal amount of $550 million that requires annual amortization payments of 1% per year, with the balance payable on January 31, 2012, and (ii) a revolving facility in an aggregate amount of $125 million (comprised of a $95 million U.S. revolving credit facility and a $30 million Canadian revolving credit facility) which matures on January 31, 2010. Neither revolving facility was drawn as of December 31, 2006. The loans under the term credit facility and the U.S. revolving credit facility are secured by, among other things, a lien on substantially all of our U.S. properties, assets and domestic subsidiaries and a pledge of 65% of the stock of our foreign subsidiaries. The loans under the Canadian revolving facility are also secured by substantially all the properties and assets of Accuride Canada, Inc.

In connection with the refinancing described above, the following indebtedness was repaid, redeemed, repurchased or otherwise satisfied and discharged in full:

•                  Indebtedness of TTI, under its first and second lien credit agreements, each dated as of March 16, 2004;

•                  The 12.5% senior subordinated notes due 2010 issued by TTI pursuant to an indenture, dated as of May 21, 2004; and

•                  Our 9.25% senior subordinated notes due 2008 issued pursuant to an indenture, dated as of January 21, 1998, as described below.

Restrictive Debt Covenants.  Our credit documents contain numerous financial and operating covenants that limit the discretion of management with respect to certain business matters. These covenants place significant restrictions on, among other things, the ability to incur additional debt, to pay dividends, to create liens, to make certain payments and investments and to sell or otherwise dispose of assets and merge or consolidate with other entities. Accuride is also required to meet certain financial ratios and tests including a leverage ratio, an interest coverage ratio, and a fixed charge coverage ratio. A failure to comply with the obligations contained in the credit documents could result in an event of default, and possibly the acceleration of the related debt and the acceleration of debt under other instruments evidencing indebtedness that may contain cross-acceleration or cross-default provisions. We were in compliance with all such covenants at December 31, 2006.

Senior Subordinated Notes.  In January 1998 we issued the $200 million Notes pursuant to an Indenture (the “Indenture”). The Indenture was limited in aggregate principal amount to $300 million, of which $200 million were issued as Private Notes and subsequently exchanged for Exchange Notes, which exchange had been registered under the Securities Act of 1933, as amended. The Indenture provided certain restrictions on the payment of dividends by Accuride. The Indenture was subject to and governed by the Trust Indenture Act of 1939, as amended. The Notes were general unsecured obligations of Accuride and were subordinated in right of payment to all existing and future Senior Indebtedness (as defined in the Indenture). The Notes were to mature on February 1, 2008. Interest on the Notes accrues at the rate of 9.25% per annum and was due and payable semi-annually in arrears on February 1 and August 1, commencing on August 1, 1998, to holders of record of the Notes on the immediately preceding January 15 and July 15. As discussed above, these notes were repaid January 31, 2005, in connection with the acquisition of TTI.

Effective January 31, 2005, we issued $275 million aggregate principal amount of 8 1/2% senior subordinated notes due 2015 in a private placement transaction. Interest on the senior subordinated notes is payable on February 1 and August 1 of each year, beginning on August 1, 2005. The notes mature on February 1, 2015 and may be redeemed, at our option, in whole or in part, at any time on or before February 1, 2010 in cash at the redemption prices set forth in the indenture, plus interest. In addition, on or before February 1, 2008, we may redeem up to 40% of the aggregate principal amount of notes issued under the indenture with the proceeds of certain equity offerings. The notes will be general unsecured obligations of the Company ranking senior in right of payment to all existing and future subordinated indebtedness of the Company. The notes are subordinated to all existing and future senior indebtedness of the Company including indebtedness incurred under the companies new credit agreement.

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

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations as of December 31, 2006 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods:

	Payments due by period
(dollars in millions)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt	$642.7	$0.0	$0.0	$0.0	$642.7
Interest on long-term debt(a)	188.9	23.4	46.8	46.8	71.9
Interest on variable rate debt(b)	137.5	27.0	54.0	54.0	2.5
Capital leases	0.2	0.2	0.0	0.0	0.0
Operating leases	24.5	6.0	9.2	5.1	4.2
Purchase commitments(c)	38.6	29.4	9.2	0.0	0.0
Other long-term liabilities(d)	197.7	18.4	37.8	39.1	102.4
Total obligations	$1,230.1	$104.4	$156.9	$144.9	$823.9

(a)             Consists of interest payments for Accuride’s outstanding 8 1/2% senior subordinated notes due 2015 at a fixed rate of 8 1/2%.

(b)            Consists of interest payments for our average outstanding balance of our new senior credit facilities at a variable rate of LIBOR of 5.37% plus the applicable rate. The interest rate for the outstanding industrial revenue bond was the 2006 average rate of 3.69%.

(c)             The unconditional purchase commitments are principally take-or-pay obligations related to the purchase of certain materials, including natural gas, consistent with customary industry practice.

(d)            Consists primarily of post-retirement estimated future benefit payments and estimated pension contributions. Amounts for 2017 and thereafter are unknown at this time.

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

Critical accounting policies and estimates are those where the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and the impact of the estimates and assumptions on financial condition or operating performance is material. We believe our critical accounting policies and estimates, as reviewed and discussed with the Audit Committee of our Board of Directors, include accounting for impairment of long-lived assets, goodwill, pensions, and taxes.

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

Accounting for Goodwill and Other Intangible Assets—Since the adoption of Statement of Financial Accounting Standards, or SFAS, No. 142 on January 1, 2002, we no longer amortize goodwill but instead test annually for impairment as required by SFAS No. 142. If the carrying value of goodwill or other intangible assets exceeds our fair value, an impairment loss must be recognized. A present value technique is often the best available technique with which to estimate the fair value of a group of assets. The use of a present value technique requires the use of estimates of future cash flows. These cash flow estimates incorporate assumptions that marketplace participants would use in their estimates of fair value as well as our own assumptions. These cash flow estimates are based on reasonable and supportable assumptions and consider all available evidence. However, there is inherent uncertainty in estimates of future cash flows and termination values. As such, several different terminal values were used in our calculations and the likelihood of possible outcomes was considered. Indefinite lived intangibles assets (trade names) are not amortized but are reviewed for impairment at least annually or more frequently if impairment indicators arise.

Self-Insurance—Management judgment is required to estimate our medical insurance and workers compensation liabilities since we are self-insured. We evaluate the trends of claims to determine the appropriate liability and adjust the amount of such liability, if necessary. Although we are self-insured, we do use insurance policies to cover claims over a pre-determined limit.

Pensions and Other Post-Employment Benefits—We account for our defined benefit pension plans and other post-employment benefit plans in accordance with SFAS No. 87, Employers’ Accounting for Pensions, SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, and SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which require that amounts recognized in financial statements be determined on an actuarial basis. As permitted by SFAS No. 87, we use a smoothed value of plan assets (which is further described below). SFAS No. 87 requires that the effects of the performance of the pension plan’s assets and changes in pension liability discount rates on our computation of pension income (cost) be amortized over future periods.  SFAS No. 158 requires an employer to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare, and other postretirement plans in their financial statements.

The most significant element in determining our pension income (cost) in accordance with SFAS No. 87 is the expected return on plan assets. In 2006, we assumed that the expected long-term rate of return on plan assets would be 8.39%. The assumed long-term rate of return on assets is applied to a calculated value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over five years. This produces the expected return on plan assets that is included in pension income (cost). The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past asset gains (losses) affects the calculated value of plan assets and, ultimately, future pension income (cost).

Over the long term, our pension plan assets have earned approximately 8.0%. The expected return on plan assets is reviewed annually, and if conditions should warrant, will be revised. If we were to lower this rate, future pension cost would increase.

At the end of each year, we determine the discount rate to be used to calculate the present value of plan liabilities. The discount rate is an estimate of the current interest rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate, we look to rates of return on high-quality, fixed-income investments that receive one of the two highest ratings given by a recognized ratings agency. At December 31, 2006, we determined this rate to be 5.42%. Changes in discount rates over the past three years have not materially affected pension income (cost), and the net effect of changes in the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, have been deferred, in accordance with SFAS No. 87.

Declines in the financial markets coupled with the decline in interest rates have caused our accumulated pension obligation to exceed the fair value of the related plan assets. As a result, in 2004 we recorded an increase to our accrued pension liability and a non-cash charge to equity of approximately $1.0 million after-tax.

For the year ended December 31, 2006, we recognized consolidated pretax pension cost of $7.5 million (including a $2.4 million curtailment charge as a result of an event in our London, Ontario, facility) compared to $2.9 million in 2005. We currently expect that the consolidated pension cost for 2007 will be approximately $4.5 million. We currently expect to contribute $15.1 million to our pension plans during 2007, however, we may elect to adjust the level of contributions based on a number of factors, including performance of pension investments, changes in interest rates, and changes in workforce compensation.

For the year ended December 31, 2006, we recognized a consolidated pre-tax post-retirement welfare benefit cost of $5.9 million compared to $5.4 million in 2005. We currently expect that the consolidated post-retirement welfare benefit cost for 2007 will be approximately $6.0 million. We expect to pay $3.4 million during 2007 in post-retirement welfare benefits.

Income Taxes—Management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets, liabilities and any valuation allowances recorded against the deferred tax assets. We evaluate quarterly the realizability of our net deferred tax assets by assessing the valuation allowance and adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are our forecast of future taxable income and the availability of tax planning strategies that can be implemented to realize the net deferred tax assets. Failure to achieve forecasted taxable income might affect the ultimate realization of the net deferred tax assets. Factors that may affect our ability to achieve sufficient forecasted taxable income include, but are not limited to, the following: increased competition, a decline in sales or margins, or loss of market share.

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

Recent Developments

New Accounting Pronouncements—New accounting standards which could impact us include FIN 48, SFAS No. 157, and SFAS No. 159.

Interpretation No. 48— In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in SFAS No. 109, Accounting for Income Taxes, on the uncertainty in income taxes recognized in an enterprise’s financial statements.  Specifically, FIN 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 will apply to fiscal years beginning after December 15, 2006.  Management estimates that the adoption of FIN 48 will reduce retained earnings and increase tax liabilities between approximately $1.0 million and $2.0 million. Management is also evaluating the impact to goodwill as a result of the adoption of FIN 48, but the impact has not been determined.

SFAS No. 157— In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions in GAAP that are dispersed among the many accounting pronouncements that require fair value measurements.  SFAS No. 157 will apply to fiscal years beginning after November 15, 2007.  Management is currently evaluating the impact of SFAS No. 157 on the consolidated financial statements.

SFAS No. 159— In February 2007, the FASB issued SFAS No. 159, Establishing the Fair Value Option for Financial Assets and Liabilities, to permit all entities to choose to elect to measure eligible financial instruments at fair value.  SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157, Fair Value Measurements. An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. Management is currently evaluating the impact of SFAS No. 159 on the consolidated financial statements.

Effects of Inflation.

The effects of inflation were not considered material during fiscal years 2006, 2005, or 2004.

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

Foreign Currency Risk

Certain forecasted transactions, assets, and liabilities are exposed to foreign currency risk. We monitor our foreign currency exposures to maximize the overall effectiveness of our foreign currency derivatives. The principal currency of exposure is the Canadian dollar. From time to time we use foreign currency financial instruments to offset the impact of the variability in exchange rates on our operations, cash flows, assets and liabilities. At December 31, 2006, we had $20.4 million of open foreign exchange forward contracts. A hypothetical 10% adverse change in the Canadian exchange rate would not have a material impact.

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

Raw Material/Commodity Price Risk

We rely upon the supply of certain raw materials and commodities in our production processes and we have entered into firm purchase commitments for steel, aluminum, and natural gas. A 10% adverse change in pricing (considering 2006 production volume) would be approximately $6.5 million, which would be reduced through the terms of the sales, supply, and procurement contracts. Additionally, from time to time, we use commodity price swaps and futures contracts to manage the variability in certain commodity prices on our operations and cash flows. At December 31, 2006, we had no open commodity price swaps or futures contracts.

Interest Rate Risk

We use long-term debt as a primary source of capital. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for our long-term debt at December 31, 2006. The weighted average interest rates are based on 12 month LIBOR in effect as of December 31, 2006:

(Dollars in thousands)	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
Long-term Debt:
Fixed	—	—	—	—	—	$275,000	$275,000	$268,125
Average Rate	—	—	—	—	—	8.50%	8.50%
Variable	—	—	—	—	—	$367,725	$367,725	$368,637
Average Rate	—	—	—	—	—	7.35%	7.35%

We have used interest rate swaps to alter interest rate exposure between fixed and variable rates on a portion of our long-term debt.  As of December 31, 2006, interest rate swaps of $250.0 million were outstanding. Under the terms of the interest rate swaps, we agreed with the counterparty to exchange, at specified intervals, the difference between 3.55% from March 2005 through March 2006, 4.24% from March 2006 through March 2007, and 4.43% from March 2007 through March 2008, and the variable rate interest amounts calculated by reference to the notional principal amount. The interest rate swaps commenced in February 2005 and mature in March 2008. A hypothetical 100 basis point change in interest rates would not have a material impact on our statements of operations.

Item 8.  Financial Statements and Supplementary Data

Attached, beginning at page 45.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2006. Based upon their evaluation of these disclosure controls and procedures, the Chairman of the Board and Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2006 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of published financial statements in accordance with generally accepted accounting principles.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of the Company’s internal control over financial reporting based on the framework and criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management has concluded that, as of December 31, 2006, the Company’s internal controls over financial reporting were effective based on that framework.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Deloitte & Touche LLP, the Company’s independent registered public accounting firm, issued an audit report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, which is included herein.

Changes in Internal Controls —During the fourth quarter of fiscal 2006 there were no material changes in the Company’s internal controls or in other factors that have or are reasonably likely to materially affect these controls.

ATTESTATION REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Accuride Corporation

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting for Financial Reporting, that Accuride Corporation and Subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis.  Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006 of the Company and our report dated March 6, 2007 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, and accounting for Defined Benefit Pension and Other Postretirement Plans as required by Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

/s/ DELOITTE & TOUCHE LLP

Indianapolis, Indiana
March 6, 2007

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

The information required by this item concerning our directors is incorporated by reference to the information set forth in the section titled “Election of Directors” in our 2007 Proxy Statement. Information required by this item concerning our executive officers is incorporated by reference to the information set forth in the section titled “Executive Officers of the Company” in our Proxy Statement. Information regarding our Section 16 reporting compliance is incorporated by reference to the information set forth in the section titled “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement.

Code of Ethics for CEO and Senior Financial Officers

As part of our system of corporate governance, our Board of Directors has adopted a code of conduct that is applicable to all employees including our Chief Executive Officer and senior financial officers. The Accuride Code of Conduct is available on our website at http://www.accuridecorp.com. We intend to disclose on our website any amendments to, or waivers from, our Code of Conduct that are required to be publicly disclosed pursuant to the rules of the Securities and Exchange Commission.

Item 11.  Executive Compensation

The information required by this item is incorporated by reference to the information set forth in the section titled “Executive Compensation” in our 2007 Proxy Statement to be filed with 120 days.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item is incorporated by reference to the information set forth in the sections titled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plans” in our 2007 Proxy Statement to be filed within 120 days.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference to the information set forth in the sections titled “Certain Relationships and Related Transactions” and “Election of Directors” in our 2007 Proxy Statement to be filed within 120 days.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the information set forth in the section titled “Principal Accountant Fees and Services” in our 2007 Proxy Statement to be filed within 120 days.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)                                  The following constitutes a list of Financial Statements and Financial Statement Schedules required to be included in this report:

1.  Financial Statements

The following financial statements of the Registrant are filed herewith as part of this report:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets—December 31, 2006 and December 31, 2005,

Consolidated Statements of Operations—Years ended December 31, 2006, December 31, 2005, and December 31, 2004.

Consolidated Statements of Stockholders’ Equity—Years ended December 31, 2006, December 31, 2005, and December 31, 2004.

Consolidated Statements of Cash Flows—Years ended December 31, 2006, December 31, 2005, and December 31, 2004.

Notes to Consolidated Financial Statements—Years ended December 31, 2006, December 31, 2005, and December 31, 2004.

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

Indenture, dated as of January 31, 2005, by and among the Registrant, all of the Registrant’s direct and indirect Domestic Subsidiaries existing on the Issuance Date and The Bank of New York Trust Company, N.A., with respect to $275.0 million aggregate principal amount of 8 1/2% Senior Subordinated Notes due 2015. Previously filed as an exhibit to the Form 8-K filed on Febuary 4, 2005 and incorporated herein by reference.

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

4.7 *	—

Form of Stockholders’ Agreement by and among Accuride Corporation, certain employees and Hubcap Acquisition L.L.C. Previously filed as an exhibit to the Form S-4 effective July 23, 1998 (Reg. No. 333-50239) and incorporated herein by reference.

4.8 *	—

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

10.1 *	—

1998 Stock Purchase and Option Plan for Employees of Accuride Corporation and Subsidiaries, as amended. Previously filed as an exhibit to Amendment No. 2 filed on March 25, 2005 to the Form S-1 effective April 25, 2005 (Reg. No. 333-121944) and incorporated herein by reference.

10.2 *	—

Form of Non-qualified Stock Option Agreement by and between Accuride Corporation and certain employees. Previously filed as an exhibit to the Form S-4 effective July 23, 1998 (Reg. No. 333-50239) and incorporated herein by reference.

10.3 *	—	2005 Incentive Award Plan. Previously filed as an exhibit to Amendment 4, filed on April 21, 2005, to the Form S-1 effective April 25, 2005 (Reg. No. 333-121944) and incorporated herein by reference.
10.4 *	—

Accuride Corporation Employee Stock Purchase Plan. Previously filed as an exhibit to Amendment 4, filed on April 21, 2005, to the Form S-1 effective April 25, 2005 (Reg. No. 333-121944) and incorporated herein by reference.

10.5 *	—	First Amendment to the Accuride Corporation Employee Stock Purchase Plan. Previously filed as an Exhibit to the Form 10-K filed on March 7, 2005, and incorporated herein by reference.
10.6	—

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

10.8	—

Second Amendment to Lease Agreement between AKW, L.P. (Accuride Erie) (as successor to Kaiser Aluminum and Chemical Corporation) and Sarum Management (as successor to the Bell Company) regarding the property in Cuyahoga Falls, Ohio. Previously filed as an Exhibit to the Form 10-K filed on March 21, 2003 and incorporated herein by reference.

10.9	—

Third Amendment to Lease Agreement between Accuride Erie L.P. and Sarum Management regarding the property in Cuyahoga Falls, Ohio. Previously filed as an Exhibit to the Form 10-K filed on March 17, 2004 and incorporated herein by reference.

10.10	—

Lease Agreement, dated October 26, 1998, as amended, by and between Accuride Corporation and Viking Properties, LLC. regarding the Evansville, Indiana office space. Previously filed as an exhibit to Amendment No. 1 filed on February 23, 2005 to the Form S-1 effective April 25, 2005 (Reg. No. 333-121944) and incorporated herein by reference.

10.11	—

Lease Agreement, dated March 31, 2005, between Accuride Erie and Greater Erie Industrial Development Corporation regarding property in Erie, Pennsylvania. Previously filed as an Exhibit to the Form 10-K filed on March 7, 2006 and incorporated herein by reference.

10.12 *	—	Accuride Executive Retirement Allowance Policy, dated November 2003. Previously filed as an exhibit to the Form 10-K filed on March 17, 2004 and incorporated herein by reference.
10.13	—	Security Agreement between Accuride Canada, Inc., and Citicorp USA, Inc. Previously filed as an exhibit to the Form 10-Q filed on August 9, 2001 and incorporated herein by reference.
10.14 *	—	Form of Severance and Retention Agreement (Tier I executives). Previously filed as an exhibit to the Form 8-K filed on December 1, 2006, and incorporated herein by reference.
10.15 *	—	Form of Severance and Retention Agreement (Tier II executives). Previously filed as an exhibit to the Form 8-K filed on December 1, 2006, and incorporated herein by reference.
10.16 *	—	Form of Severance and Retention Agreement (Tier III executives). Previously filed as an exhibit to the Form 8-K filed on December 1, 2006, and incorporated herein by reference.
10.17	—	Pledge of Shares Agreement, dated June 13, 2003. Previously filed as an exhibit to the Form 10-Q filed August 13, 2003 and incorporated herein by reference.
10.18	—

Lease Agreement, dated October 19, 1989, as amended between Accuride Corporation and The Package Company, L.L.C. (as successor in interest to Taylor Land & Co.), regarding the property in Taylor, Michigan. Previously filed as an exhibit to Amendment No. 1 filed on February 23, 2005 to the Form S-1 effective April 25, 2005 (Reg. No. 333-121944) and incorporated herein by reference.

10.19	—

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

10.26	—

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

10.28 *	—

Form of Indemnification Agreement. Previously filed as an exhibit to Amendment 4, filed on April 21, 2005, to the Form S-1 effective April 25, 2005 (Reg. No. 333-121944) and incorporated herein by reference.

10.29 *	—

Form of Accuride Corporation Stock Option Agreement (Performance Vesting) for use with 2005 Incentive Award Plan. Previously filed as an exhibit to Amendment 4, filed on April 21, 2005, to the Form S-1 effective April 25, 2005 (Reg. No. 333-121944) and incorporated herein by reference.

10.30 *	—

Form of Accuride Corporation Stock Option Agreement (Time Vesting) for use with 2005 Incentive Award Plan. Previously filed as an exhibit to Amendment 4, filed on April 21, 2005, to the Form S-1 effective April 25, 2005 (Reg. No. 333-121944) and incorporated herein by reference.

10.31 *	—

Form of Accuride Directors Stock Option Agreement for use with 2005 Incentive Award Plan. Previously filed as an exhibit to Amendment 4, filed on April 21, 2005, to the Form S-1 effective April 25, 2005 (Reg. No. 333-121944) and incorporated herein by reference.

10.32	—

Lease Agreement, dated as of February 12, 2007, by and between Imperial Group, L.P., and Northgate Investors, LLC. Previously filed as an exhibit to the Form 8-K filed on February 13, 2007, and incorporated herein by reference.

10.33	—

Commercial Lease, dated as of July 12, 2006, by and between Accuride Corporation and RN Realty. Previously filed as an exhibit to the Form 8-K filed on July 17, 2006, and incorporated herein by reference.

10.34 *	—	Form of Restricted Stock Unit Award Agreement for use with 2005 Incentive Award Plan. Previously filed as an exhibit to the Form 8-K filed on December 21, 2006, and incorporated herein by reference.
10.35 *	—

Form of Stock Appreciation Rights Award Agreement for use with 2005 Incentive Award Plan.  Previously filed as an exhibit to the Form 8-K filed on December 21, 2006, and incorporated herein by reference.

10.36 *	—	Accuride Corporation Directors’ Deferred Compensation Plan, dated May 19, 2006. Previously filed as an exhibit to the Form 8-K filed on May 24, 2006, and incorporated herein by reference.
14.1	—

Accuride Corporation Code of Conduct-2005. Previously filed as an exhibit to Amendment No. 2 filed on March 25, 2005 to the Form S-1 effective April 25, 2005 (Reg. No. 333-121944) and incorporated herein by reference.

21.1 †	—	Subsidiaries of the Registrant.
23.1 †	—	Consent of Deloitte & Touche LLP.
31.1 †	—	Section 302 Certification of Terrence J. Keating in connection with the Annual Report of Form 10-K of Accuride Corporation for the fiscal year ended December 31, 2006.
31.2 †	—	Section 302 Certification of David K. Armstrong in connection with the Annual Report of Form 10-K of Accuride Corporation for the fiscal year ended December 31, 2006.
32.1 †	—	Section 906 Certification of Terrence J. Keating in connection with the Annual Report on Form 10-K of Accuride Corporation for the fiscal year ended December 31, 2006.
32.2 †	—	Section 906 Certification of David K. Armstrong in connection with the Annual Report on Form 10-K of Accuride Corporation for the fiscal year ended December 31, 2006.

†              Filed herewith

*              Management contract or compensatory agreement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 9, 2007

ACCURIDE CORPORATION

By:	/s/ TERRENCE J. KEATING
Terrence J. Keating Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TERRENCE J. KEATING	Chairman and Chief Executive Officer (Principal Executive Officer)	March 9, 2007
Terrence J. Keating

/s/ JOHN R. MURPHY	President and Chief Operating Officer	March 9, 2007
John R. Murphy

/s/ DAVID K. ARMSTRONG	Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2007
David K. Armstrong

/s/ JAMES H. GREENE, JR.	Director	March 9, 2007
James H. Greene, Jr.

/s/ FREDERICK M. GOLTZ	Director	March 9, 2007
Frederick M. Goltz

/s/ MARK D. DALTON	Director	March 9, 2007
Mark D. Dalton

/s/ DONALD C. ROOF	Director	March 9, 2007
Donald C. Roof

/s/ CHARLES E. MITCHELL RENTSCHLER	Director	March 9, 2007
Charles E. Mitchell Rentschler

/s/ DONALD T. JOHNSON, JR.	Director	March 9, 2007
Donald T. Johnson, Jr.

/s/ CRAIG H. MUHLHAUSER	Director	March 9, 2007
Craig H. Muhlhauser

ACCURIDE CORPORATION
INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Accuride Corporation

Evansville, Indiana

We have audited the accompanying consolidated balance sheets of Accuride Corporation and Subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Accuride Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company changed its method of accounting for share-based payments as required by Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, and effective December 31, 2006, the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Indianapolis, Indiana

March 6, 2007

ACCURIDE CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except for per share data)	2006	2005

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$110,204	$48,415
Customer receivables, net of allowance for doubtful accounts of $2,127 and $1,877 in 2006 and 2005, respectively	132,482	132,357
Other receivables	10,183	9,564
Inventories	103,653	118,896
Supplies	22,124	17,426
Deferred income taxes	14,451	19,245
Prepaid expenses and other current assets	5,143	6,354
Total current assets	398,240	352,257
PROPERTY, PLANT AND EQUIPMENT—Net	300,806	317,972
OTHER ASSETS:
Goodwill	389,513	395,986
Other intangible assets	135,644	140,954
Investment in affiliates	350	3,208
Deferred financing costs, net of accumulated amortization of $2,470 and $1,104 in 2006 and 2005, respectively	8,029	9,395
Pension benefit plan asset and other	605	582
TOTAL	$1,233,187	$1,220,354

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$107,217	$114,990
Accrued payroll and compensation	28,430	27,092
Accrued interest payable	11,406	11,385
Income taxes payable	4,135	12,726
Other postretirement benefit plan liability	3,424	—
Accrued and other liabilities	32,287	31,393
Total current liabilities	186,899	197,586
LONG-TERM DEBT	642,725	697,725
DEFERRED INCOME TAXES	39,945	39,800
OTHER POSTRETIREMENT BENEFIT PLAN LIABILITY	81,158	80,562
PENSION BENEFIT PLAN LIABILITY	15,096	24,916
OTHER LIABILITIES	3,782	4,022
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 5,000 shares authorized and unissued	—	—
Common Stock, $0.01 par value; 100,000 shares authorized, 35,554 and 33,986 shares issued, and 34,850 and 33,910 shares outstanding in 2006 and 2005, respectively	349	339
Additional paid-in-capital	255,741	235,768
Treasury stock — 76 shares at cost in 2006 and 2005	(751)	(751)
Accumulated other comprehensive income (loss)	(23,100)	(25,823)
Retained earnings (deficit)	31,343	(33,790)
Total stockholders’ equity	263,582	175,743
TOTAL	$1,233,187	$1,220,354

See notes to consolidated financial statements.

ACCURIDE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
(in thousands except per share data)	2006	2005	2004

NET SALES	$1,408,155	$1,229,311	$494,008
COST OF GOODS SOLD	1,211,258	1,028,175	391,351
GROSS PROFIT	196,897	201,136	102,657
OPERATING EXPENSES:
Selling, general and administrative	53,458	51,601	25,550
INCOME FROM OPERATIONS	143,439	149,535	77,107
OTHER INCOME (EXPENSE):
Interest income	1,976	556	244
Interest expense	(52,886)	(51,686)	(37,089)
Loss on extinguishment of debt	—	(4,474)	—
Refinancing costs	—	(15,513)	—
Equity in earnings of affiliates	621	455	646
Other income—net	602	565	108
INCOME BEFORE INCOME TAXES	93,752	79,438	41,016
INCOME TAX PROVISION	28,619	28,209	19,526
NET INCOME	$65,133	$51,229	$21,490
Weighted average common shares outstanding—basic	34,280	29,500	14,657
Basic income per share	$1.90	$1.74	$1.47
Weighted average common shares outstanding—diluted	34,668	30,075	15,224
Diluted income per share	$1.88	$1.70	$1.41

See notes to consolidated financial statements.

ACCURIDE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

	Comprehensive Income (Loss)	Common Stock and Additional Paid-in- Capital	Treasury Stock	Stock Subscriptions Receivable Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficiency)	Total Stockholders’ Equity (Deficiency)
BALANCE at January 1, 2004	—	$52,070	$(735)	$(15)	$(11,576)	$(106,509)	$(66,765)
Net income	$21,490	—	—	—	—	21,490	21,490
Exercise of stock options	—	16	—	—	—	—	16
Proceeds from stock subscriptions receivable	—	—	—	15	—	—	15
Other comprehensive income:
Change in fair market value of cash flow hedges (net of tax)	464	—	—	—	464	—	464
Minimum pension liability adjustment (net of tax)	(1,001)	—	—	—	(1,001)	—	(1,001)
Comprehensive income (loss)	$20,953
BALANCE—December 31, 2004		52,086	(735)	—	(12,113)	(85,019)	(45,781)
Net income	$51,229	—	—	—	—	51,229	51,229
Issuance of common stock — acquisition of TTI	—	92,000	—	—	—	—	92,000
Net proceeds from sales of stock	—	89,605	—	—	—	—	89,605
Exercise of stock options	—	2,416	(16)	—	—	—	2,400
Other comprehensive income:
Change in fair market value of cash flow hedges (net of tax)	(62)	—	—	—	(62)	—	(62)
Minimum pension liability adjustment (net of tax)	(13,648)	—	—	—	(13,648)	—	(13,648)
Comprehensive income	$37,519
BALANCE—December 31, 2005		236,107	(751)	—	(25,823)	(33,790)	175,743
Net income	$65,133	—	—	—	—	65,133	65,133
Costs related to sales of stock	—	(103)	—	—	—	—	(103)
Exercise of share-based awards	—	6,812	—	—	—	—	6,812
Stock compensation expense	—	1,500	—	—	—	—	1,500
Tax contingency settlement	—	11,774	—	—	—	—	11,774
Adoption of SFAS No. 158 (net of tax)	—	—	—	—	(20,542)	—	(20,542)
Other comprehensive income:
Change in fair market value of cash flow hedges (net of tax)	(397)	—	—	—	(397)	—	(397)
Minimum pension liability adjustment (net of tax)	23,662	—	—	—	23,662	—	23,662
Comprehensive income	$88,398
BALANCE—December 31, 2006		$256,090	$(751)	$—	$(23,100)	$31,343	$263,582

See notes to consolidated financial statements.

ACCURIDE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$65,133	$51,229	$21,490
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and impairment	61,497	40,358	28,438
Amortization—deferred financing costs	1,366	3,237	1,795
Amortization—other intangible assets	5,532	5,194	—
Loss on extinguishment of debt	—	4,474	—
Loss (gain) on disposal of assets	1,551	85	(284)
Deferred income taxes	9,672	21,330	10,041
Equity in earnings of affiliates	(621)	(455)	(646)
Cash distribution from affiliate	—	1,000	—
Non-cash stock-based compensation	1,500	—	—
Changes in certain assets and liabilities, net of effects from acquisition:
Receivables	1,069	(1,755)	(13,954)
Inventories and supplies	10,637	(15,952)	(15,760)
Prepaid expenses and other assets	3,119	(654)	(8,861)
Accounts payable	(9,997)	(7,514)	20,824
Accrued and other liabilities	555	(8,662)	15,246
Net cash provided by operating activities	151,013	91,915	58,329
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(42,189)	(39,958)	(26,421)
Capitalized interest	—	—	(851)
Acquisition costs—TTI	—	(8,327)	—
Cash distribution from investment—Trimont	544	679	—
Proceeds from sale of property, plant and equipment	1,888	—	—
Other investments, net of cash acquired	(1,038)	—	—
Net cash used in investing activities	(40,795)	(47,606)	(27,272)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(50,000)	(971,731)	(1,900)
Proceeds from issuance of long-term debt	—	825,000	—
Increase in revolving credit advance	25,000	—	—
Decrease in revolving credit advance	(30,000)	—	—
Deferred financing fees	—	(10,006)	(37)
Payment of premium on notes extinguished	—	(2,928)	—
Proceeds from issuance of shares	(103)	89,605	16
Proceeds from employee stock option and stock purchase plans	4,535	2,323	—
Tax benefit from employee stock option exercises	2,139	—	—
Proceeds from stock subscriptions receivable	—	—	15
Net cash used in financing activities	(48,429)	(67,737)	(1,906)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	61,789	(23,428)	29,151
CASH AND CASH EQUIVALENTS—Beginning of year	48,415	71,843	42,692
CASH AND CASH EQUIVALENTS—End of year	$110,204	$48,415	$71,843

See notes to consolidated financial statements.

ACCURIDE CORPORATION
For the years ended December 31, 2006, 2005, and 2004
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Note 1 - Summary of Significant Accounting Policies

Basis of Consolidation—The accompanying consolidated financial statements include the accounts of Accuride Corporation (the “Company”) and its wholly-owned subsidiaries, including Accuride Canada, Inc. (“Accuride Canada”), Accuride Erie L.P. (“Accuride Erie”), Accuride de Mexico, S.A. de C.V. (“AdM”), AOT, Inc. (“AOT”), and Transportation Technologies Industries, Inc. (“TTI”). TTI’s subsidiaries include Bostrom Seating, Inc. (“Bostrom”), Brillion Iron Works, Inc. (“Brillion”), Fabco Automotive Corporation (“Fabco”), Gunite Corporation (“Gunite”), and Imperial Group, L.P. (“Imperial”). TTI was acquired on January 31, 2005. Accordingly, 2005 results represent 11 months of activity (see Note 3). All intercompany transactions have been eliminated. Investments in affiliated companies in which we do not have a controlling interest are accounted for using the equity method.

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

Cash and Cash Equivalents—Cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the time of acquisition.  The carrying value of these investments approximates fair value due to their short maturity.

Inventories—Inventories are stated at the lower of cost or market. Cost for substantially all inventories, except AdM, is determined by the first-in, first-out method (“FIFO”). Inventories at AdM are determined using average cost. We review inventory on hand and write down excess and obsolete inventory based on our assessment of future demand and historical experience.

Supplies—Supplies primarily consist of spare parts and consumables used in the manufacturing process. Supplies are stated at the lower of cost or market. Cost for substantially all supplies is determined by a moving-average method. We perform annual evaluations of supplies and provide an allowance for obsolete items based on usage activity.

Investment in Affiliate—Included in “Equity in earnings of affiliates” was our 50% interest in the earnings of AOT. AOT was a joint venture between us and The Goodyear Tire & Rubber Company (“Goodyear”) formed to provide sequenced wheel and tire assemblies for Navistar International Transportation Corporation. Our investment in AOT at December 31, 2005 totaled $3,208.  On October 31, 2006, AOT became a wholly-owned subsidiary as a result of our purchase of Goodyear’s interest.  As of December 31, 2006, the investment on the consolidated balance sheet of $350 represents the amount contributed to a technology company.

Property, Plant and Equipment—Property, plant and equipment are recorded at cost and are depreciated using primarily the straight-line method over their expected useful lives which are generally as follows:

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

Goodwill—Goodwill consists of costs in excess of the net assets acquired in connection with the Phelps Dodge Corporation (“PDC”) acquisition of us in March 1988, the Accuride Erie acquisition in April 1999, the AdM acquisition in July 1999, and the TTI acquisition in January 2005. Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Accounting for Goodwill and Other Intangible Assets. Accordingly, we no longer amortize goodwill, but test for impairment at least annually. This impairment test was performed in the fourth quarter of 2006, and there was no indication of impairment.

Intangible Assets—SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, have been applied to the TTI transaction (See Note 3). Accordingly, the tangible and identifiable intangible assets and liabilities have been adjusted to fair values with the remainder of the purchase price recorded as goodwill. Prior to the acquisition of TTI in January 2005, there were no intangible assets. Indefinite lived intangibles assets (trade names) are not amortized but are reviewed for impairment at least annually or more frequently if impairment indicators arise.  This impairment test was performed in the fourth quarter of 2006, and there was no indication of impairment.

Long-Lived Assets—We evaluate our long-lived assets to be held and used and our identifiable intangible assets for impairment when events or changes in economic circumstances indicate the carrying amount of such assets may not be recoverable. Impairment is determined by comparison of the carrying amount of the asset to the net undiscounted cash flows expected to be generated by the related asset group. Long-lived assets to be disposed of are carried at the lower of cost or fair value less the costs of disposal. During 2006, we recorded a $2.3 million impairment of tooling assets in our Piedmont, Alabama, facility as a result of a discontinuation of a certain product line.

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

Research and Development Costs—Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred. The amounts expensed in the years ended December 31, 2006, 2005, and 2004 totaled $7,976, $7,223 and $6,185, respectively.

Foreign Currency—The assets and liabilities of Accuride Canada and AdM that are receivable or payable in cash are converted at current exchange rates, and inventories and other non-monetary assets and liabilities are converted at historical rates. Revenues and expenses are converted at average rates in effect for the period. The functional currencies of Accuride Canada and AdM have been determined to be the U.S. dollar. Accordingly, gains and losses resulting from conversion of such amounts, as well as gains and losses on foreign currency transactions, are included in operating results as “Other income (expense), net.” We had aggregate foreign currency gains (losses) of $58, $565 and $1,436 for the years ended December 31, 2006, 2005, and 2004, respectively.

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

Derivative Financial Instruments—We use derivative instruments to manage exposure to foreign currency, commodity prices, and interest rate risks. We do not enter into derivative financial instruments for trading or speculative purposes. The derivative instruments used by us include interest rate and foreign exchange instruments. All derivative instruments are recognized on the balance sheet at their estimated fair value. See Note 15 for the carrying amounts and estimated fair values of these instruments.

Interest Rate Instruments—We use interest rate swap agreements as a means of fixing the interest rate on portions of our floating-rate debt. As of December 31, 2006, interest rate swaps of $250.0 million were outstanding. The interest rate swaps are not designated as hedges for financial reporting purposes and are carried in the financial statements at fair value, with unrealized gains or losses reflected in current period earnings as a component of interest expense. The settlement amounts from the swap agreements were reported in the financial statements as a component of interest expense.

Foreign Exchange Instruments—We use foreign currency forward contracts and options to limit foreign exchange risk on anticipated but not yet committed transactions expected to be denominated in Canadian dollars. As of December 31, 2005, we had foreign exchange instruments with an immaterial value that were designated as cash flow hedges. Based on historical experience and analysis performed by us, management expected that these derivative instruments would be highly effective in offsetting the change in the value of the anticipated transactions being hedged. As such, unrealized gains or losses were deferred in “Other Comprehensive Income (Loss)” with only realized gains or losses reflected in earnings as “Cost of Goods Sold.” These instruments expired in the first quarter of 2006.

The notional amount of outstanding forward contracts at December 31, 2006 and 2005 was $20,369 and $0, respectively. The foreign currency forward contracts are carried in the financial statements at fair value, with unrealized gains or losses reflected in current period earnings as other income or expense. The settlement amounts are also reported in the financial statements as a component of other income or expense.  As of December 31, 2006, there are no derivatives that were designated as hedges for financial reporting purposes.

The pre-tax realized and unrealized gains (losses) on our derivative financial instruments for the years ended December 31, 2006, 2005, and 2004 recognized in our consolidated statements of operations are as follows:

	Interest Rate Instruments		Foreign Exchange Instruments
	Realized Gain (Loss)	Unrealized Gain (Loss)	Realized Gain (Loss)	Unrealized Gain (Loss)
2004	—	—	$2,800	—
2005	$(307)	$2,651	699	—
2006	2,536	(184)	—	(283)

Earnings Per Share—Earnings per share are calculated as net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share are calculated by dividing net income by this weighted-average number of common shares outstanding plus common stock equivalents outstanding during the year. Employee stock options outstanding to acquire 40,195 shares in 2005 and 97,592 in 2006 were not included in the computation of diluted earnings per common share because the effect would be anti-dilutive. There were no anti-dilutive options outstanding in 2004.

	December 31,
	2006	2005	2004

Numerator:
Net income	$65,133	$51,229	$21,490

Denominator:
Basic weighted average shares outstanding	34,280	29,500	14,657
Effect of dilutive share-based awards	388	575	567
Dilutive weighted average shares outstanding	34,668	30,075	15,224

Stock Based Compensation—As described in Note 12, we maintain stock-based compensation plans which allow for the issuance of incentive stock options, or ISOs, as defined in section 422 of the Internal Revenue Code of 1986, as amended, or the Code, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, or SARs, deferred stock, dividend equivalent rights, performance awards and stock payments, which we refer to collectively as Awards, to officers, our key employees, and to members of the Board of Directors. We also maintain an employee stock purchase plan that provides for the issuance of shares to all of our eligible employees at a discounted price. Effective January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment. Under the modified prospective method of adoption, compensation expense related to share-based awards is recognized beginning in 2006, but compensation expense in 2005 and 2004 related to share-based awards continues to be disclosed on a pro forma basis only. There was no cumulative effect of adopting SFAS No. 123(R).

Accounting Standards Adopted—Accounting standards adopted during 2006 include SFAS No. 151, SFAS No. 153, SFAS No. 123(R), SAB No. 108, and SFAS No. 158.

SFAS No. 151—In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Accuride adopted SFAS No. 151 on January 1, 2006.  There was no impact on our 2006 consolidated financial statements.

SFAS No. 153—In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Accuride adopted SFAS No. 153 on January 1, 2006. There was no impact on our 2006 consolidated financial statements.

SFAS No. 123 (revised 2004)—In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment.  SFAS 123(R) is a revision of FASB Statement 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and our related implementation guidance. The statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is to be recognized using the graded method over the period during which an employee is required to provide service in exchange for the award. The total expense recorded in the year ended December 31, 2006 was $1.5 million.

SAB No. 108—In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Quantifying Misstatements” (“SAB 108”). SAB 108 provides guidance on quantifying and evaluating the materiality of unrecorded misstatements requiring the use of both a balance sheet and an income statement approach when quantifying and evaluating the materiality of a misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material effect on the Company’s financial statements.

SFAS No. 158—In October 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, to require an employer to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare, and other postretirement plans in their financial statements.  Previous standards required an employer to disclose the complete funded status of its plan only in the notes to the financial statements.  Under SFAS No. 158, a defined benefit postretirement plan sponsor must (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for the plan’s underfunded status, (b) measure the plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions), and (c) recognize, as a component of other comprehensive income, the changes in the funded status of the plan that arise during the year but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, Employers’ Accounting for Pensions, or SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. Based on the December 31, 2006, measurement of plan assets and liabilities, the impact of adopting the provisions of SFAS No. 158, before any tax effect, is to decrease total assets by $32.4 million, decrease total liabilities by $11.8 million, and decrease accumulated other comprehensive income by $20.5 million, net of tax.

New Accounting Pronouncements—New accounting standards which could impact us includes FIN 48, SFAS No. 157, and SFAS No. 159.

Interpretation No. 48— In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes, to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in SFAS No. 109, Accounting for Income Taxes, on the uncertainty in income taxes recognized in an enterprise’s financial statements.  Specifically, FIN 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 will apply to fiscal years beginning after December 15, 2006. Management estimates that FIN 48 will reduce our retained earnings and increase tax liabilities between approximately $1.0 million and $2.0 million. Management is also evaluating the impact to goodwill as a result of the adoption of FIN 48, but the impact has not been determined.

SFAS No. 157— In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions in GAAP that are dispersed among the many accounting pronouncements that require fair value measurements.  SFAS No. 157 will apply to fiscal years beginning after November 15, 2007. Management is currently evaluating the impact of SFAS No. 157 on the consolidated financial statements.

SFAS No. 159— In February 2007, the FASB issued SFAS No. 159, Establishing the Fair Value Option for Financial Assets and Liabilities, to permit all entities to choose to elect to measure eligible financial instruments at fair value.  SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157, Fair Value Measurements. An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. Management is currently evaluating the impact of SFAS No. 159 on the consolidated financial statements.

Reclassifications — Certain amounts in the 2005 consolidated statements of operations have been reclassified to conform to the 2006 presentation. Included in these reclassifications are certain costs totaling $15.6 million for the year ended December 31, 2005, that have been reclassified from selling, general and administrative expenses to cost of goods sold to conform the acquired TTI subsidiaries to our accounting policies. These reclassifications do not have any impact on 2005 or 2004 net income and are immaterial to the consolidated statements of operations.

Note 2 -  Recapitalization of Accuride Corporation

We entered into a stock subscription and redemption agreement dated November 17, 1997, (the “Agreement” or “Redemption”), with PDC and Hubcap Acquisition L.L.C. (“Hubcap Acquisition”), a Delaware limited liability company formed at the direction of KKR 1996 Fund L.P., a Delaware limited partnership affiliated with Kohlberg Kravis Roberts & Co., L.P. (“KKR”).

Pursuant to the Agreement, effective January 21, 1998, Hubcap Acquisition made an equity investment in us of $108,000 in exchange for 90% of our Common Stock after the Recapitalization, as described herein. We used the proceeds of this investment, along with approximately $360,000 of debt borrowings to redeem $468,000 of Common Stock (the “Recapitalization”).

Subsequent to the Recapitalization, effective September 30, 1998, PDC sold its remaining interest in us to an unrelated third party.

Concurrent with the Agreement, we recorded an $18.5 million deferred tax asset related to the increase in the tax basis of assets.  During 2002, we determined that an additional $69.7 million in tax basis should be recognized and recorded an $11.7 million increase in deferred tax assets and reduced deferred tax liabilities by $15.4 million.  The amount recorded, totaling

$27.1 million, was recognized in additional paid-in-capital as an adjustment to the recapitalization.  During 2006, we determined that an additional $30.3 million in tax basis of assets should be recognized based on the settlement between the taxing authority and the former shareholder.  As a result, we recorded a $7.3 million increase in deferred tax assets and a $4.5 million decrease in tax contingency reserves.  The amount recorded, totaling $11.8 million was recognized in additional paid-in-capital as an adjustment to the recapitalization.

Note 3 - Acquisitions

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

The following unaudited pro forma information presents results as if the acquisition had occurred at the beginning of the respective periods:

	For the Year Ended December 31,
	2005	2004
Pro forma net sales	$1,283,641	$1,082,348

Pro forma net income	52,426	14,018

Pro forma earnings per share:
Weighted average shares outstanding - basic	30,163	22,621
Pro forma net income — basic	$1.74	$0.62

Weighted average shares outstanding - diluted	30,739	22,946
Pro forma net income — diluted	$1.71	$0.61

The unaudited pro forma information presented above has been provided for comparative purposes only and does not purport to reflect the actual results that would have been reported had the TTI acquisition been consummated at the beginning of each of the periods presented. This pro forma information does not include interest expense adjustments for the reduction of debt due to the April 2005 sale of common stock. Additionally, such pro forma financial information does not purport to represent results that may occur in the future.

On October 31, 2006, AOT became a wholly-owned subsidiary as a result of our purchase of Goodyear’s interest for $688, net of cash acquired.  Subsequent to the acquisition date, the results of operations are included in our consolidated results of operations.  Prior to October 31, 2006, this investment was accounted for under the equity method and results of operations were included within equity earnings of affiliates.  We are currently in the process of finalizing the purchase price allocation, primarily long-term assets.

Note 4 - Initial Public Offering

On April 26, 2005, we completed an initial public offering of our common stock and Accuride Corporation’s common stock commenced trading on the New York Stock Exchange. Net proceeds from the initial public offering in 2005 were $89.6 million. The proceeds were used to repay a portion of the Term B Loan facility.

Note 5 - Inventories

The inventories at December 31, 2006 and 2005, on a FIFO basis except at AdM which values inventories using an average cost basis, were as follows:

	As of December 31,
	2006	2005

Raw materials	$29,437	$34,213
Work in process	39,796	36,279
Finished manufactured goods	34,420	48,404
Total inventories	$103,653	$118,896

We review inventory on hand and write down excess and obsolete inventory based on our assessment of future demand and historical experience.

Note 6 - Goodwill and Other Intangible Assets

The following presents a summary of goodwill and other intangible assets as of December 31, 2006:

	Weighted Average Useful Lives	Gross Amount	Accumulated Amortization	Carrying Amount

Goodwill	—	$389,513	$—	$389,513
Other intangible assets:
Non-compete agreements	3.0	2,600	999	1,601
Trade names	—	38,080	—	38,080
Technology	14.7	33,540	4,395	29,145
Customer relationships	29.6	71,500	4,682	66,818
		$145,720	$10,076	$135,644

The following presents a summary of goodwill and other intangible assets as of December 31, 2005:

	Weighted Average Useful Lives	Gross Amount	Accumulated Amortization	Carrying Amount

Goodwill	—	$395,986	$—	$395,986
Other intangible assets:
Backlog	0.5	$650	$650	—
Non-compete agreements	3.0	2,379	205	2,174
Trade names	—	38,080	—	38,080
Technology	14.7	33,540	2,100	31,440
Customer relationships	29.6	71,500	2,240	69,260
		$146,149	$5,195	$140,954

Amortization expense for our intangible assets was $5,532, $5,194, and $0 for 2006, 2005, and 2004, respectively. We estimate that aggregate amortization expense for the succeeding fiscal year will be approximately $5,750 with the following year at $5,300 and the following three years at approximately $4,735 each year.

The following presents the changes in the carrying amount of goodwill for the period ended December 31, 2006:

Balance at December 31, 2005	$395,986
Reduction arising from tax resolution — See Note 11	(6,473)
Balance at December 31, 2006	$389,513

Note 7 - Property, Plant and Equipment

Property, plant and equipment at December 31, 2006 and 2005 consist of the following:

	2006	2005
Land and land improvements	$12,572	$12,484
Buildings	96,875	108,545
Machinery and equipment	556,196	514,626
	665,643	635,655
Less accumulated depreciation	364,837	317,683
Property, plant and equipment — net	$300,806	$317,972

During 2006, we changed our estimated lives for certain light wheel assets related to a customer re-sourcing decision as described in Note 19. The new depreciation period was selected to correspond with the estimated date of re-sourcing.  Due to the acceleration of depreciation, operating income and net income was reduced by $16.3 million and $10.2 million, respectively.  The basic and diluted earnings per share was reduced by $0.30 and $0.29, respectively.  We anticipate that the remaining net book value of the assets of $14.6 million will be fully depreciated on or before June 30, 2007.

Depreciation expense for the years ended December 31, 2006, 2005 and 2004 was $61,497, $40,358 and $26,219, respectively. During 2006, we sold our Columbia, Tennessee, property for net proceeds of $1.9 million, resulting in a loss of $1.4 million. Also in 2006, we recorded a $2.3 million impairment of tooling assets in our Piedmont, Alabama, facility as a result of a discontinuation of a certain product line.

Note 8 - Debt

Debt at December 31, 2006 and 2005 consists of the following:

	2006	2005
Revolving Credit Facility	—	$5,000
Term B Facility	$364,625	414,625
Senior subordinated notes	275,000	275,000
Industrial Revenue Bond	3,100	3,100
	642,725	697,725
Less current maturities	—	—
Total	$642,725	$697,725

Bank Borrowing—In connection with the TTI merger, we entered into a Fourth Amended and Restated Credit Agreement consisting of (1) a new term credit facility (the Term B Loan Facility) in an aggregate principal amount of $550.0 million that will mature on January 31, 2012, and (2) a revolving credit facility (the “New Revolver”) in an aggregate principal amount of $125.0 million (comprised of a new $95.0 million U.S. revolving credit facility and the continuation of a $30.0 million Canadian revolving credit facility) that will terminate on January 31, 2010. As of December 31, 2006, $364.6 million was outstanding under the Term B Loan Facility and $0 was outstanding under the New Revolver. The Term B Loan Facility requires quarterly amortization payments of $1.4 million that commenced on March 31, 2005, with the balance paid on the maturity date. On March 31, 2005, we prepaid $11.0 million of the Term B Loan Facility without penalty along with the regularly scheduled payment of $1.4 million. On April 26, 2005, we completed an initial public offering of our common stock. Net proceeds from the initial public offering were approximately $89.6 million in 2005. The proceeds from the initial public offering were used to repay a portion of the Term Loan B facility under our term credit facility. This prepayment was not subject to a prepayment penalty.

The interest rates per annum applicable to loans under our new senior credit facilities are, at the option of the Company or Accuride Canada Inc., as applicable, a base rate or Eurodollar rate plus, in each case, an applicable margin which is subject to adjustment based on our leverage ratio. The base rate is a fluctuating interest rate equal to the highest of (a) the base rate reported by Citibank, N.A. (or, with respect to the Canadian revolving credit facility, the reference rate of interest established or quoted by Citibank Canada for determining interest rates on U.S. dollar denominated commercial loans made by Citibank Canada in Canada), (b) a reserve adjusted three-week moving average of offering rates for three-month certificates of deposit plus one-half of one percent (0.5%) and (c) the federal funds effective rate plus one-half of one percent (0.5%). At December 31, 2006 and 2005, the interest rates under our bank borrowings were 7.4% and 6.6%, respectively. The obligations under our new senior credit facilities are guaranteed by all of our domestic subsidiaries. The loans under the credit facilities are secured by, among other things, a lien on substantially all of our U.S. properties and assets and of our domestic subsidiaries and a pledge of 65% of the stock of our foreign subsidiaries. The loans under the Canadian revolving facility are also secured by substantially all of the properties and assets of Accuride Canada, Inc.

During 2005, we incurred a loss on early extinguishment of debt totaling $4,474. The loss includes cash fees of $2,928 associated with the note extinguishment and the non-cash write-off of unamortized deferred financing costs of $1,225 and unamortized bond discount of $320.

Senior Subordinated Notes—In connection with the TTI merger, we issued $275.0 million aggregate principal amount of 8½% senior subordinated notes due 2015 in a private placement transaction. That transaction resulted in the repayment of our 9.25% senior subordinated notes due 2008 issued pursuant to an indenture, dated as of January 21, 1998. Interest on the senior subordinated notes is payable on February 1 and August 1 of each year, beginning on August 1, 2005. The notes mature on February 1, 2015 and may be redeemed, at our option, in whole or in part, at any time on or before February 1, 2010 at a price equal to 100% of the principal amount, plus an applicable make-whole premium, and accrued and unpaid interest and special interest if any, to the date of redemption. On or after February 1, 2010, the senior subordinated notes are redeemable at certain specified prices. In addition, on or before February 1, 2008, we may redeem up to 40% of the aggregate principal amount of notes issued under the indenture with the proceeds of certain equity offerings. The new senior subordinated notes are general unsecured obligations (1) subordinated in right of payment to all of our and the guarantors’ existing and future senior indebtedness, including any borrowings under our new senior credit facilities; (2) equal in right of payment with any of the Company’s and the guarantors’ existing and future senior subordinated indebtedness; (3) senior in right of payment to all of the Company’s and the guarantors’ existing and future subordinated indebtedness and (4) structurally subordinated to all obligations of our subsidiaries that do not guarantee the outstanding notes. On June 15, 2005, we completed an exchange offer of these senior subordinated notes for substantially identical notes registered under the Securities Act of 1933, as amended. As of December 31, 2006, the aggregate principal amount of senior subordinated notes outstanding was $275.0 million.

In connection with the refinancing of the bank borrowing and issuance of senior subordinated notes in 2005, we incurred total costs of $15,513. These costs include cash fees of $13,690 associated with these transactions, and the non-cash write-off of unamortized debt issuance costs of $1,823.

Under the terms of our credit agreement, there are certain restrictive covenants that limit the payment of cash dividends and establish minimum financial ratios. The indenture governing our senior subordinated notes restrict our ability to pay dividends. The most significant restriction limits dividends to 50% of our cumulative consolidated net income between January 31, 2005, and the most recently ended fiscal quarter. In addition, our senior credit facilities prohibit us from prepaying our other indebtedness, including our senior subordinated notes, while borrowings under our senior credit facilities are outstanding. We were in compliance with all such covenants at December 31, 2006.

Interest Rate Instruments—As of December 31, 2006, interest rate swaps of $250.0 million were outstanding. Under the terms of the interest rate swaps, we agreed with the counterparty to exchange, at specified intervals, the difference between 3.55% from March 2005 through March 2006, 4.24% from March 2006 through March 2007, and 4.43% from March 2007 through March 2008, and the variable rate interest amounts calculated by reference to the notional principal amount. The interest rate swaps commenced in February 2005 and mature in March 2008.

Maturities of long-term debt based on minimum scheduled payments as of December 31, 2006 are as follows:

2007	$—
2008	—
2009	—
2010	—
2011	—
Thereafter	642,725
Total	$642,725

Note 9 – Supplemental Cash Flows Disclosure

For the purpose of preparing the consolidated financial statements, we consider all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Interest paid in the years ended December 31, 2006, 2005, and 2004 was $51,480, $49,987 and $36,935, respectively. Income taxes paid in the years ended December 31, 2006, 2005, and 2004 was $10,249, $9,589 and $3,980, respectively. During 2006, 2005, and 2004, we recorded non-cash pension liability adjustments, net of tax, of $23,662, ($13,648), and ($1,001), respectively, as a component of Other Comprehensive Loss. We also recorded a non-cash increase in our pension benefit obligation of $20,542, net of tax, in 2006.  We paid $233 and $179 for capital leases in the years ended December 31, 2006 and 2005, respectively.

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

As a result of an amendment to the postretirement benefit plan at one of our subsidiary facilities in 2005, we reduced our benefit obligation by $5.3 million.  In 2006, an amendment to the pension benefit plan at our Canadian facility resulted in adding $4.5 million to our benefit obligation.

We use a December 31 measurement date for all of our plans.

Obligations and Funded Status:

	Pension Benefits		Other Benefits
	2006	2005	2006	2005
Change in benefit obligation:
Benefit obligation—beginning of year	$169,590	$80,306	$87,022	$28,618
Service cost	4,440	3,639	1,381	1,456
Interest cost	9,366	8,130	4,736	4,186
Actuarial losses (gains)	(1,579)	14,693	(5,681)	5,784
Benefits paid	(7,541)	(6,690)	(3,145)	(2,974)
Foreign currency exchange rate changes	—	2,454	—	405
Plan amendment	4,512	—	—	(5,335)
Curtailment	—	—	(232)	678
Incurred retiree drug subsidy reimbursements	—	—	133	—
Plan participant’s contributions	—	—	368	337
Acquisition/transfer	—	67,058	—	53,867
Benefit obligation—end of year	178,788	169,590	84,582	87,022
Change in plan assets:
Fair value of assets—beginning of year	138,692	73,944	—	—
Actual return on plan assets	16,381	9,397	—	—
Employer contribution	16,532	8,452	2,777	2,637
Plan participant’s contribution	—	—	368	337
Benefits paid	(7,541)	(6,690)	(3,145)	(2,974)
Foreign currency exchange rate changes	—	2,041	—	—
Acquisition/transfer	—	51,548	—	—
Fair value of assets—end of year	164,064	138,692	—	—
Reconciliation of funded status:
Unfunded status	$(14,724)	(30,898)	$(84,582)	(87,022)
Unrecognized actuarial loss		40,874		12,243
Unrecognized prior service cost (benefit)		5,313		(5,780)
Unrecognized net obligation		258		—
Net amount recognized		$15,547		$(80,561)
Amounts recognized in the statement of financial position:
Prepaid benefit cost	$372	—	—	—
Accrued benefit liability	(15,096)	$(30,587)	$(84,582)	$(80,561)
Intangible asset	—	5,651	—	—
Accumulated other comprehensive loss	39,319	40,483	579	—
Net amount recognized	$24,595	$15,547	$(84,003)	$(80,561)
Amounts expected to be recognized from AOCI into the statements of operations in the following fiscal year:
Amortization of net transition (asset)/obligation	$26		—
Amortization of prior service cost	678		$(711)
Amortization of net (gain)/loss	1,794		296
Total amortization	$2,498		$(415)

The accumulated benefit obligation for the pension plan was $176,056 and $168,550 at December 31, 2006 and 2005, respectively.

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $178,790, $176,056 and $164,064 respectively, as of December 31, 2006, and $169,590, $168,550 and $138,691, respectively, as of December 31, 2005.

The impact of adopting SFAS No. 158 as of December 31, 2006, was as follows:

(in thousands)	Before Application of SFAS No. 158	Adjustments	After Application of SFAS No. 158
Pension plan assets	$32,759	$(32,387)	$372
Total assets	1,265,574	(32,387)	1,233,187

Other postretirement benefit plan liabilities	84,003	579	84,582
Pension plan benefit liabilities	16,026	(930)	15,096
Deferred tax liability	51,439	(11,494)	39,945
Total liabilities	981,450	(11,845)	969,605

Accumulated other comprehensive income, net of tax	(2,558)	(20,542)	(23,100)
Total shareholder’s equity	284,124	(20,542)	263,582

Components of Net Periodic Benefit Cost:

For the years ended December 31,

	Pension Benefits			Other Benefits
	2006	2005	2004	2006	2005	2004
Service cost-benefits earned during the year	$4,440	$3,639	$2,704	$1,381	$1,456	$896
Interest cost on projected benefit obligation	9,366	8,130	4,292	4,736	4,186	1,464
Expected return on plan assets	(12,074)	(10,701)	(5,762)	—	—	—
Prior service cost and other amortization (net)	3,337	1,827	1,649	(167)	(262)	(44)
Net amount charged to income	$5,069	$2,895	$2,883	$5,950	$5,380	$2,316
Curtailment charge	2,413	—	—	79	—	—
Total net amount charged to income	$7,482	$2,895	$2,883	$6,029	$5,380	$2,316

During 2006, we recorded a pre-tax curtailment charge of $2,492 as a result of an event in our London, Ontario, facility.

Additional Information:

	Pension Benefits		Other Benefits
	2006	2005	2006	2005
Increase (decrease) in minimum liability included in other accumulated comprehensive income	$(1,164)	$20,870	$579	N/A

Actuarial Assumptions:

Assumptions used to determine benefit obligations as of December 31 were as follows:

	Pension Benefits		Other Benefits
	2006	2005	2006	2005
Average discount rate	5.55%	5.42%	5.80%	5.64%
Rate of increase in future compensation levels	3.50%	3.50%	3.50%	3.50%

Assumptions used to determine net periodic benefit cost for the years ended December 31 were as follows:

	Pension Benefits		Other Benefits
	2006	2005	2006	2005
Average discount rate	5.42%	5.83%	5.64%	5.66%
Rate of increase in future compensation levels	3.50%	3.00%	3.50%	3.00%
Expected long-term rate of return on assets	8.38%	8.78%	N/A	N/A

The expected long-term rate of return on assets is determined primarily by looking at past performance. In addition, management considers the long-term performance characteristics of the asset mix.

Assumed health care cost trend rates at December 31 were as follows:

	2006	2005
Health care cost trend rate assumed for next year	11.00%	11.00%
Rate to which the cost trend rate is assumed to decline	5.00%	5.16%
Year that the rate reaches the ultimate trend rate	2012	2011

The health care cost trend rate assumption has a significant effect on the amounts reported. A one-percentage point change in assumed health care cost trend rates would have the following effects on 2006:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost	$12,490	$(10,527)
Effect on postretirement benefit obligation	$1,287	$(1,165)

Plan Assets:

Our pension plan weighted-average asset allocations at December 31, 2006 and 2005, by asset category are as follows:

	2006	2005
Equity securities	63%	62%
Debt securities	31%	34%
Other	6%	4%
Total	100%	100%

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

	Minimum	Maximum
Total Equities	40%	65%
Foreign Equities	0%	50%
Bonds and Mortgages	25%	50%
Short-Term	0%	15%

Cash Flows—We expect to contribute approximately $15,058 to our pension plans and $3,424 to our other postretirement benefit plan in 2007.

Pension and postretirement benefits (which include expected future service) are expected to be paid out of the respective plans as follows:

	Pension Benefits	Other Benefits
2007	$8,435	$3,368
2008	$8,602	$3,705
2009	$9,203	$4,086
2010	$9,070	$4,404
2011	$9,333	$4,698
2012 — 2016 (in total)	$60,486	$27,383

Other Plans—We also provide a 401(k) savings plan and a profit sharing plan for substantially all U.S. salaried employees. Select employees may also participate in the Accuride Executive Retirement Allowance Policy. Expense associated with these plans for the years ended December 31, 2006, 2005, and 2004 totaled $1.1 million, $1.6 million and $4.9 million, respectively.

Note 11 — Income Taxes

The income tax provision for the years ended December 31 is as follows:

	2006	2005	2004
Current:
Federal	$5,693	$2,092	$6,013
State	1,597	2,271	1,526
Foreign	11,657	2,516	1,946
	18,947	6,879	9,485
Deferred:
Federal	12,358	16,422	4,258
State	2,948	1,391	894
Foreign	(4,131)	4,340	4,889
Valuation allowance	(1,503)	(823)	—
	9,672	21,330	10,041
Total	$28,619	$28,209	$19,526

The foreign component of pretax earnings before eliminations in 2006, 2005 and 2004 was approximately $27,737, $22,930 and $10,475, respectively.

A reconciliation of the U.S. statutory tax rate to our effective tax rate for the years ended December 31, is as follows:

	2006	2005	2004
Statutory tax rate	35.0%	35.0%	35.0%
State and local income taxes	1.7	3.5	3.6
Incremental foreign tax (benefit)	(3.2)	(1.5)	7.7
Change in valuation allowance	(0.2)	(1.0)	—
Adjustment of prior year income tax accruals	(1.4)	—	—
Other items—net	(1.4)	(0.5)	1.3
Effective tax rate	30.5%	35.5%	47.6%

Deferred income tax assets and liabilities comprised the following at December 31:

	2006	2005
Deferred tax assets:
Postretirement and postemployment benefits	$31,650	$30,856
Accrued liabilities, reserves and other	7,244	7,831
Debt transaction and refinancing costs	7,263	7,606
Inventories	3,382	2,685
Accrued compensation and benefits	6,020	6,698
Worker’s compensation	2,975	3,116
State income taxes	95	2,227
Tax credits	120	2,966
Loss carryforwards	7,851	23,914
Valuation allowance	(6,039)	(7,541)
Total deferred tax assets	60,561	80,358
Deferred tax liabilities:
Asset basis and depreciation	18,910	33,048
Unrealized foreign exchange gain	1,742	1,930
Pension costs	1,463	420
Intangible assets	62,600	61,872
Other	1,340	3,643
Total deferred tax liabilities	86,055	100,913
Net deferred tax asset (liability)	(25,494)	(20,555)
Current deferred tax asset	14,451	19,245
Long-term deferred income tax asset (liability)—net	$(39,945)	$(39,800)

Our net operating losses, available in various tax jurisdictions at December 31, 2006, will expire through 2024. In the current year, we have recorded deferred tax assets for additional foreign and state tax credits incurred through 2006, which will expire through 2015. No net operating loss carryforwards or foreign tax credits will expire in 2007. Realization of deferred tax assets is dependent upon taxable income within the carryforward periods available under the applicable tax laws. Although realization of deferred tax assets in excess of deferred tax liabilities is not certain, management has concluded that it is more likely than not we will realize the full benefit of deferred tax assets, except for valuation allowances related to certain state loss and state tax credit carryforwards.

We operate in multiple jurisdictions and are routinely under audit by Federal, state and international tax authorities. Exposures exist related to various filing positions that may require an extended period of time to resolve and may result in income tax adjustments by the taxing authorities. Reserves for these potential exposures that have been established represent management’s best estimate of the probable adjustments. On a quarterly basis, we evaluate the reserve amounts in light of any additional information and adjust the reserve balances as necessary to reflect the best estimate of the probable outcomes. We believe that we have established the appropriate reserve for these estimated exposures. However, actual results may differ from these estimates. The resolution of these matters in a particular future period could have an impact on our consolidated statement of operations and provision for income taxes. Included in income taxes payable as of December 31, 2006, and 2005, are $6.1 million and $19.6 million, respectively, of reserves related to federal, state and international tax matters.

The decrease in the reserves related to federal, state, and international tax matters were due to the settlement of various items. During the third quarter of 2006, management determined that an additional $30.3 million in tax basis of assets involved in the 1998 recapitalization should be recognized based on the settlement between the taxing authority and the former shareholder. As a result, we recorded a $7.3 million increase in deferred tax assets and a $4.5 million decrease in the tax contingency reserves. The amount recorded, totaling $11.8 million, was recognized in additional paid-in-capital as an adjustment to the recapitalization. In addition, the settlement of an open audit with the taxing authorities resulted in a reduction in tax contingency reserves of $5.1 million, $4.8 million was recorded as a reduction in goodwill created by the purchase of the TTI entities and $0.3 million was a reduction of current income tax expense. The remaining $3.9 million reduction was due to other settlements or expiration of statutes. Approximately $1.7 million of these reductions impacted goodwill.

During 2005, valuation allowances related to state net operating loss carry forwards were reduced by $0.8 million due to changes in management’s estimate of future earnings. During 2006, valuation allowances related to state net operating loss carryforwards and credits changed by $1.5 million, primarily as a result of a law change regarding state tax credits. The company removed the deferred tax asset for the credits which had a full valuation reserve.

No provision has been made for U.S. income taxes related to undistributed earnings of our foreign subsidiaries that we intend to permanently reinvest. At December 31, 2006, Accuride Canada had $5.0 million of cumulative retained earnings.

At December 31, 2006, AdM had no cumulative retained earnings. We previously treated undistributed earnings as permanently reinvested. Accordingly, no provision for U.S. income taxes has been made for such earnings.

Note 12 — Stock-Based Compensation Plans

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

1998 Plan-Purchase Stock—As of December 31, 2004, no shares of Common Stock under the 1998 Plan Purchase

Stock were outstanding. During 2005, 1,135 shares were repurchased as treasury stock.

2005 Incentive Plan—In connection with the initial public offering in April 2005, we adopted the Accuride Corporation 2005 Incentive Award Plan, which we refer to as the Incentive Plan. The Incentive Plan will terminate on the earlier of ten years after it was approved by our stockholders or when our Board of Directors terminates the Incentive Plan. The Incentive Plan provides for the grant of incentive stock options, or ISOs, as defined in section 422 of the Internal Revenue Code of 1986, as amended, or the Code, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, or SARs, deferred stock, dividend equivalent rights, performance awards and stock payments, which we refer to collectively as Awards, to our employees, consultants and directors. Up to 1,633,988 shares of our common stock are reserved for issuance upon the grant or exercise of Awards under the Incentive Award Plan. We issue new shares upon exercise of share-based awards.

Employee Stock Purchase Plan—During 2005, we adopted the Accuride Corporation Employee Stock Purchase Plan, or ESPP, which is designed to allow our eligible employees and the eligible employees of our participating subsidiaries to purchase shares of common stock, at quarterly intervals, with their accumulated payroll deductions. Under the Accuride ESPP, we have reserved 653,595 shares as available to issue to all of our eligible employees as determined by the Board of Directors. The ESPP has quarterly offering periods, however payroll deductions for participants are accumulated during the quarterly offering periods. During 2005, shares were purchased at a price per share that was equal to 85% of the fair market value per share on the first day of the offering periods or, if lower, 85% of the fair market value per share on the purchase dates. Effective January 1, 2006, the ESPP was revised so that shares will be purchased at a price per share equal to 95% of the fair market value per share on the purchase dates. During 2006, 78,296 shares were purchased under the ESPP. Funds to purchase an additional 13,725 shares were accumulated during the fourth quarter of 2006 and those shares were issued in early 2007.

Effective January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment.  Under the modified prospective method of adoption, compensation expense related to share-based awards is recognized beginning in 2006, but compensation expense in 2005 and 2004 related to share-based awards continues to be disclosed on a pro forma basis only.  This statement applies to all awards granted after the effective date and to modifications, repurchases, or cancellations of existing awards.  Additionally, under the modified prospective method of adoption, we recognize compensation expense for the portion of outstanding awards on the adoption date for which the requisite service period has not yet been rendered based on the grant-date fair value of those awards calculated under SFAS No. 123 and 148 for pro forma disclosures. SFAS No. 123(R) requires that forfeitures be estimated over the vesting period of an award, rather than be recognized as a reduction of compensation expense at the time of the actual forfeiture. Prior to January 1, 2006, we applied APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for the plans; accordingly, since the grant price of the stock options was at least 100% of the fair value at the date of the grant, no compensation expense was recognized by us in connection with the option grants. Also, as the employee stock purchase plan was considered noncompensatory, no expense related to this plan was recognized. Had compensation cost for the plans been determined based on the fair value at the grant dates consistent with the fair value method of SFAS No. 123, the effect on our net income would have been the following:

	Year Ended December 31,
	2005	2004

Net income as reported	$51,229	$21,490
Add: Total stock-based employee compensation expense determined under the intrinsic value based method, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under the fair value based method, net of related tax effects	(619)	(85)
Pro forma net income	$50,610	$21,405
Earnings per share—as reported:
Basic	$1.74	$1.47
Diluted	$1.70	$1.41
Earnings per share—pro forma:
Basic	$1.72	$1.46
Diluted	$1.68	$1.41

The weighted average fair value of the options granted in 2004 was $2.41. The fair value of the 2004 option grants was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield equaling 0%, risk-free interest rates of 4.75%, expected volatilities assumed to be 0% and expected lives of approximately 4 years. The weighted average fair value of options granted in 2005 was $4.59. The fair value of the 2005 options was estimated using the Black-Scholes option pricing model with the following assumptions:  dividend yield equaling 0%, risk free interest rates ranging from 4.41% to 4.62%, expected volatilities averaging 39.5%, and expected lives of 7 years. The total intrinsic values of options exercised in 2005 and 2004 were $1.2 million and $0, respectively. The 2005 pro forma adjustment also includes the impact of the Employee Stock Purchase Plan. The pro forma amounts are not representative of the effects on reported net income for future years.

Performance Options — We award performance options to officers and other key employees under the 2005 Plan.  Under these awards, a number of shares will be granted to each participant based upon the attainment of the applicable targets established under our incentive compensation plan approved by the Compensation Committee.  Certain outstanding performance options are applicable to performance measurement periods in future fiscal years.  Performance options generally vest over four years and have 10-year contractual terms.  A summary of performance option activity under the 2005 Incentive Award Plan during the year ended December 31, 2006 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Actual Term	Aggregate Intrinsic Value
Performance options outstanding at December 31, 2005	417,778	$9.40
Granted	—	—
Exercised	(18,457)	$9.00		$43
Forfeited	(30,641)	$10.35
Performance options outstanding at December 31, 2006	368,680	$9.34	8.4 years	$772
Performance options vested or expected to vest	295,000	$9.34	8.4 years	$618
Performance options exercisable at December 31, 2006	166,354	$9.00	8.4 years	$376

Service Options - We grant options to officers, other key employees, and members of our Board of Directors under the 2005 Plan as consideration for service.  Options granted generally vest annually over a four year period and have 10-year contractual terms.  A summary of service option activity under the 2005 Incentive Award Plan during the year ended December 31, 2006 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Actual Term	Aggregate Intrinsic Value
Service options outstanding at December 31, 2005	1,653,505	$5.51
Granted	146,695	$11.32
Exercised	(840,262)	$4.33		$5,965
Forfeited	(31,846)	$9.42
Service options outstanding at December 31, 2006	928,093	$7.36	6.1 years	$3,749
Service options vested or expected to vest	742,500	$7.36	6.1 years	$2,999
Service options exercisable at December 31, 2006	578,995	$6.27	6.4 years	$2,940

Restricted Stock Units - We grant restricted stock units (RSU) to officers and other key employees under the 2005 Plan as consideration for service.  RSUs granted generally vest over a four year period.  A summary of RSU activity under the 2005 Incentive Award Plan during the year ended December 31, 2006 is presented below:

		Weighted	Weighted
	Number	Average	Average
	of	Grant-date	Remaining
	Options	Fair Value	Vesting Period
RSUs unvested at December 31, 2005	—	—
Granted	175,138	$11.34
Vested	(17,514)	$11.26
Forfeited	—	—
RSUs unvested at December 31, 2006	157,624	$11.26	2.2 years
RSUs expected to vest	126,100	$11.26	2.2 years

The awards granted during 2006 vest in installments of 10%, 20%, 30%, and 40% over a four-year-period ending on December 31, 2009.

Stock Appreciation Rights - We grant stock appreciation rights (SAR) to officers, other key employees, and members of our Board of Directors under the 2005 Plan as consideration for service.  SARs granted generally cliff vest at the end of a four-year period and have 10-year contractual terms.  Our SARs are also applicable to performance measurement periods in fiscal years with a performance-acceleration clause that could allow for 25% vesting on December 31 of each of the four years if certain performance targets (that are normally established at the beginning of each year) are met. A summary of SAR activity under the 2005 Incentive Award Plan during the year ended December 31, 2006 is presented below:

Weighted
	Number	Weighted	Average	Aggregate
	of	Average	Remaining	Intrinsic
	Options	Exercise Price	Actual Term	Value
SARs outstanding at December 31, 2005	—	—
Granted	453,716	$11.34
Exercised	—	$—
Forfeited	—	$—
SARs outstanding at December 31, 2006	453,716	$11.34	10.0 years	—
SARs vested or expected to vest	363,000	$11.34	10.0 years	—
SARs exercisable at December 31, 2006	—	—	—	—

Included in the 2006 grants are 340,287 SARs that are applicable to performance measurement periods in future fiscal years and will be measured at fair value when the performance targets are established in future fiscal years.  The remaining 113,429 SARs will vest on December 31, 2009, since performance targets established for 2006 were not achieved.  There is no intrinsic value on the SARs outstanding due to the closing price on December 31, 2006 being lower than the strike price of the SARs.

In determining the estimated fair value of our share-based awards as of the grant date, we used the Black-Scholes option-pricing model with the assumptions illustrated for the year ended December 31, 2006, in the table below.

		Stock
	Stock Options	Appreciation Rights
Expected Dividend Yield	0.0%	0.0%
Expected Volatility in Stock Price	43.6%	42.7%
Risk-Free Interest Rate	5.0%	4.6%
Expected Life of Stock Awards	7.0 years	6.3 years
Weighted-Average Fair Value at Grant Date	$6.08	$5.56

The expected volatility is based upon volatility of comparable industry Company common stock that has been traded for a period commensurate with the expected life. The expected term of options granted during 2006 is derived from historical exercise and termination patterns, and represents the period of time that options granted are expected to be outstanding. The risk-free rate used is based on the published U.S. Treasury yield curve in effect at the time of grant for instruments with a similar life. The dividend yield is based upon the most recently declared quarterly dividend and expected future dividends as of the grant date.

Compensation expense recorded in the year ended December 31, 2006, was $1.5 million, net of tax.  Compensation expense not yet vested of approximately $5.9 million will be recognized over a weighted period of 1.7 years. The tax benefit realized during 2006 was approximately $2.1 million.

Note 13 — Commitments

We lease certain plant, office space, and equipment for varying periods. Management expects that in the normal course of business, expiring leases will be renewed or replaced by other leases. Purchase commitments related to fixed assets at December 31, 2006 totaled $16.6 million. Rent expense for the years ended December 31, 2006, 2005, and 2004 was $6,759, $9,228 and $3,011, respectively. Future minimum lease payments for all non-cancelable operating leases having a remaining term in excess of one year at December 31, 2006, are as follows:

2007	$6,009
2008	5,068
2009	4,074
2010	2,968
2011	2,091
Thereafter	4,228
Total	$24,438

Note 14 — Segment Reporting

The Company consists of seven operating segments that design, manufacture, and distribute components for trucks, trailers, and other vehicles. These operating segments are aggregated into a single reportable segment as they have similar economic characteristics, products and production processes, class of customer and distribution methods. We believe this segmentation is appropriate based upon management’s operating decisions and performance assessment.

Geographic Segments—Our operations in the United States, Canada, and Mexico are summarized below.

	United
For Year Ended Dec. 31, 2006	States	Canada	Mexico	Eliminations	Combined
Net sales:
Sales to unaffiliated customers—domestic	$1,140,182	$15,973	$48,218	$—	$1,204,373
Sales to unaffiliated customers—export	192,785	—	10,997	—	203,782
Total	$1,332,967	$15,973	$59,215	$—	$1,408,155
Long-lived assets	$884,501	$82,611	$28,038	$(160,203)	$834,947

	United
For Year Ended Dec. 31, 2005	States	Canada	Mexico	Eliminations	Combined
Net sales:
Sales to unaffiliated customers—domestic	$1,000,549	$14,902	$41,811	$—	$1,057,262
Sales to unaffiliated customers—export	164,795	—	7,254	—	172,049
Total	$1,165,344	$14,902	$49,065	$—	$1,229,311
Long-lived assets	$909,759	$93,726	$30,796	$(166,184)	$868,097

	United
For Year Ended Dec. 31, 2004	States	Canada	Mexico	Eliminations	Combined
Net sales:
Sales to unaffiliated customers—domestic	$393,221	$18,189	$33,473	$—	$444,883
Sales to unaffiliated customers—export	45,837	—	3,288	—	49,125
Total	$439,058	$18,189	$36,761	$—	$494,008
Long-lived assets	$346,273	$136,169	$31,540	$(166,184)	$347,798

Each geographic segment made sales to each of the three major customers in 2006 that each exceed 10% of total net sales for the years ended December 31. Sales to those customers are as follows:

	2006		2005		2004
	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales
Customer one	$253,457	18.0%	$213,001	17.3%	$93,898	19.0%
Customer two	250,460	17.8%	184,953	15.0%	79,687	16.1%
Customer three	221,733	15.7%	143,500	11.7%	76,245	15.4%
	$725,650	51.5%	$541,454	44.0%	$249,830	50.5%

Sales by product grouping for the years ended December 31 are as follows:

	2006		2005		2004
	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales
Wheels	$678,499	48.2%	$619,985	50.4%	$494,008	100.0%
Wheel-end components and assemblies	290,662	20.6%	259,923	21.1%	—	—%
Truck body and chassis parts	197,902	14.1%	146,904	12.0%	—	—%
Seating assemblies	77,974	5.5%	70,842	5.8%	—	—%
Other components	163,118	11.6%	131,657	10.7%	—	—%
	$1,408,155	100.0%	$1,229,311	100.0%	$494,008	100.0%

Note 15 — Financial Instruments

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

The carrying amounts of cash and cash equivalents, trade receivables, and accounts payable approximate fair value because of the relatively short maturity of these instruments. The carrying amounts and related estimated fair values for our remaining financial instruments are as follows:

	2006		2005
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Foreign Exchange Collar Options	$—	$—	$647	$647
Interest Rate Swap Contracts	$2,468	$2,468	$2,651	$2,651
Liabilities
Foreign Exchange Forward Contracts	$283	$283	$—	$—
Total Debt	$642,725	$636,762	$697,725	$700,631

Fair values relating to derivative financial instruments reflect the estimated amounts that we would receive or pay to terminate the contracts at the reporting date based on quoted market prices of comparable contracts as of December 31. The fair value of our long-term debt has been determined on the basis of the specific securities issued and outstanding. All of our long-term debt is at variable rates at December 31, 2006 and 2005 except for the senior subordinated notes, which have a fixed interest rate of 8.50% (see Note 8).

Note 16 — Related Transactions

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

Note 17 — Quarterly Data (unaudited)

The following table sets forth certain quarterly income statement information of the Company for the fiscal years ended December 31, 2006 and 2005:

	2006
	Q1	Q2	Q3	Q4	Total
	(Dollars in thousands, except per share data)
Net sales	$359,925	$361,733	$341,610	$344,887	$1,408,155
Gross profit(2)	56,014	53,120	41,903	45,860	196,897
Operating expenses	13,689	13,087	12,636	14,046	53,458
Income from operations	42,325	40,033	29,267	31,814	143,439
Equity earnings of affiliates	215	176	137	93	621
Other expense(3)	(11,028)	(11,885)	(14,451)	(12,944)	(50,308)
Net income	20,035	18,343	12,435	14,320	65,133
Basic income per share	$0.59	$0.54	$0.36	$0.41	$1.90
Diluted income per share	$0.58	$0.53	$0.36	$0.41	$1.88

	2005 (1)
	Q1	Q2	Q3	Q4	Total
	(Dollars in thousands, except per share data)
Net sales	$272,616	$342,815	$316,136	$297,744	$1,229,311
Gross profit	42,883	59,970	51,534	46,749	201,136
Operating expenses	11,976	14,101	12,177	13,347	51,601
Income from operations	30,907	45,869	39,357	33,402	149,535
Equity earnings of affiliates	179	207	(8)	77	455
Other expense(3)	(32,039)	(17,526)	(9,791)	(11,196)	(70,552)
Net income	188	17,019	19,140	14,882	51,229
Basic income per share	$0.01	$0.56	$0.57	$0.44	$1.74
Diluted income per share	$0.01	$0.54	$0.55	$0.43	$1.70

(1)             Certain amounts in the 2005 results of operations have been reclassified to conform to the 2006 presentation. Included in these reclassifications are certain costs totaling $3.4 million, $4.8 million, $4.9 million and $2.6 million for the four quarters of 2005 that have been reclassified from operating expenses to cost of goods sold to conform to our accounting policies. These reclassifications do not have any impact on net income and are immaterial to the 2005 results of operations.

(2)             Impacting gross profit in 2006 were a $10.4 million increase in revenue from a resolution of a commercial dispute with a customer in the fourth quarter, accelerated depreciation expense of certain light wheel assets of $6.1 million and $10.2 million, in the third and fourth quarters, respectively, losses of $1.4 million from a sale of property in Columbia, Tennessee, in the second quarter, an impairment of tooling assets in our Piedmont, Alabama, facility of $2.3 million in the second quarter, and non-cash pension and other postretirement benefit curtailment charges of $2.5 million in the fourth quarter.

(3)             Included in other expense are interest income, interest expense, and other income (expense), net. Included in 2005 are $20.0 million of expenses related to the refinancing (see Note 8). Those expenses totaled $19.5 million in the first quarter and $0.5 million in the second quarter.

Note 18 — Valuation and Qualifying Accounts

The following table summarizes the changes in our valuation and qualifying accounts:

	Balance at Beginning of Period	Additions due to Acquisition	Charges (credits) to Cost and Expenses	Recoveries	Write-Offs	Balance at end of Period
Reserves deducted in Accounts Receivable:
December 31, 2004	822	—	(18)	—	(289)	515
December 31, 2005(1)	515	1,275	569	23	(505)	1,877
December 31, 2006(1)	1,877	104	1,084	4	(942)	2,127

(1)          Additions due to TTI acquisition and AOT acquisition in 2005 and 2006, respectively.

Note 19 — Contingencies

We are from time to time involved in various legal proceedings of a character normally incident to our business. We do not believe that the outcome of these proceedings will have a material adverse effect on our consolidated financial condition or results of our operations.

As of December 31, 2006, we had an environmental reserve of approximately $2.6 million, related primarily to TTI’s foundry operations. This reserve is based on current cost estimates and does not reduce estimated expenditures to net present value, but does take into account the benefit of a contractual indemnity given to us by a prior owner of our wheel-end subsidiary. The failure for the indemnitor to fulfill its obligations could result in future costs that may be material. Any cash expenditures required by us or our subsidiaries to comply with applicable environmental laws and/or to pay for any remediation efforts will not be reduced or otherwise affected by the existence of the environmental reserve. We currently anticipate spending approximately $0.2 million per year in 2007 through 2010 for monitoring the various environmental sites associated with the environmental reserve, including attorney and consultant costs for strategic planning and negotiations with regulators and other potentially responsible parties, and payment of remedial investigation costs. Based on all of the information presently available to us, we believe that our environmental reserves will be adequate to cover the future costs related to the sites associated with the environmental reserves, and that any additional costs will not have a material adverse effect on our financial condition, results of operations or cash flows. However, the discovery of additional sites, the modification of existing or promulgation of new laws or regulations, more vigorous enforcement by regulators, the imposition of joint and several liability under CERCLA or analogous state laws, or other unanticipated events could also result in such a material adverse effect.

The final Iron and Steel Foundry National Emission Standard for Hazardous Air Pollutants, or NESHAP, was developed pursuant to Section 112(d) of the Clean Air Act and requires all major sources of hazardous air pollutants to install controls representative of maximum achievable control technology. We are evaluating the applicability of the Iron and Steel Foundry NESHAP to our foundry operations. If applicable, compliance with the Iron and Steel Foundry NESHAP may result in future significant capital costs, which we currently expect to be approximately $6 million in total during the period 2007 through 2008.

Our operations are subject to federal, state, and local environmental laws, rules, and regulations. Pursuant to the Recapitalization of the Company on January 21, 1998, we were indemnified by Phelps Dodge Corporation with respect to certain environmental liabilities at our Henderson and London facilities, subject to certain limitations.  At the Erie, Pennsylvania, facility, we have obtained an environmental insurance policy to provide coverage with respect to certain environmental liabilities.  Management does not believe that the outcome of any environmental proceedings will have a material adverse effect on our consolidated financial condition or results of operations.

During the fourth quarter of 2006, we were able to resolve a commercial dispute with Ford Motor Company.  As a result of the resolution, the gain contingency of $15.0 million recorded as a liability during the third quarter of 2006 was eliminated, the company recognized $10.4 million of revenue in 2006, and anticipates recognition of an additional $10.6 million of revenue in the first half of 2007.  In addition, cash flow increased by $10.0 million in 2006 and we anticipate an increase of $11.0 million in the second half of 2007. We anticipate that Ford will re-source its Accuride business to another supplier during 2007.  In 2006, total sales to Ford were less than 6% of total revenues. See Note 7 for a discussion of accelerated depreciation associated with the light wheel assets as a result of the expected reduction in product sales to Ford.

As of December 31, 2006, we had approximately 4,622 employees, of which 1,018 were salaried employees with the remainder paid hourly. Unions represent approximately 2,400 employees, or 52% of the total. Union contracts expiring in 2007 represent approximately 1,600 employees, or 35% of the total. The negotiations in Monterrey, representing approximately 5% of the total, were successfully completed prior to the January 2007 expiration of our union contract. We do not anticipate that the outcome of the remaining negotiations will have a material adverse effect on our operating performance or costs.

Note 20 — Product Warranties

The Company provides product warranties in conjunction with certain product sales. Generally, sales are accompanied by a 1- to 5-year standard warranty. These warranties cover factors such as non-conformance to specifications and defects in material and workmanship.

Estimated standard warranty costs are recorded in the period in which the related product sales occur. The warranty liability recorded at each balance sheet date in other current liabilities reflects the estimated number of months of warranty coverage outstanding for products delivered times the average of historical monthly warranty payments, as well as additional amounts for certain major warranty issues that exceed a normal claims level. Warranty payments for the year ending December 31, 2004, were not material. The following table summarizes product warranty activity recorded for the years ended December 31, 2006 and 2005:

	2006	2005
Balance—beginning of year	$1,374	$25
Additions due to TTI acquisition	—	891
Provision for new warranties	1,203	2,207
Payments	(601)	(1,749)
Balance—end of year	$1,976	$1,374

Note  21—Guarantor and Non-guarantor Financial Statements

Our 8½% Senior Subordinated Notes due 2015 are fully and unconditionally guaranteed, on a joint and several basis, by substantially all of our 100% owned domestic subsidiaries (“Guarantor Subsidiaries”). The non-guarantor subsidiaries are our foreign subsidiaries. The following condensed financial information illustrates the composition of the combined Guarantor Subsidiaries:

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2006
(in thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
ASSETS
Cash and cash equivalents	$84,855	$(4,502)	$29,851	—	$110,204
Accounts receivable, net	316,159	212,591	13,861	$(399,946)	142,665
Inventories and supplies	15,961	81,935	28,932	(1,051)	125,777
Other current assets	8,161	10,249	1,184	—	19,594
Total current assets	425,136	300,273	73,828	(400,997)	398,240
Property, plant, and equipment, net	30,725	186,136	83,945	—	300,806
Goodwill	66,973	314,499	8,041	—	389,513
Intangible assets, net	1,379	134,265	—	—	135,644
Investment in subsidiaries and affiliates	528,839	—	—	(528,489)	350
Deferred tax assets	20,804	19,710	17,278	(57,792)	—
Other non-current assets	8,066	112	456	—	8,634
TOTAL	$1,081,922	$954,995	$183,548	$(987,278)	$1,233,187
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$9,552	$81,469	16,196	—	107,217
Accrued payroll and compensation	8,852	15,120	4,458	—	28,430
Accrued interest payable	4,706	22	6,678	—	11,406
Accrued and other liabilities	139,562	264,455	35,775	(399,946)	39,846
Total current liabilities	162,672	361,066	63,107	(399,946)	186,899
Long term debt	639,625	3,100	—	—	642,725
Deferred income taxes	290	76,342	21,105	(57,792)	39,945
Other non-current liabilities	15,753	71,552	12,731	—	100,036
Stockholders’ equity	263,582	442,935	86,605	$(529,540)	263,582
TOTAL	$1,081,922	$954,995	$183,548	$(987,278)	$1,233,187

	December 31, 2005
(in thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Cash and cash equivalents	$11,195	$1,241	$35,979	—	$48,415
Accounts receivable, net	424,764	178,971	16,555	$(478,369)	141,921
Inventories and supplies	21,548	83,614	34,030	(2,870)	136,322
Other current assets	7,083	17,840	676	—	25,599
Total current assets	464,590	281,666	87,240	(481,239)	352,257
Property, plant, and equipment, net	32,028	182,893	103,051		317,972
Goodwill	66,973	320,972	8,041		395,986
Intangible assets, net	2,172	138,782	—		140,954
Investment in subsidiaries and affiliates	410,796	—	13,189	(420,777)	3,208
Deferred tax assets	50,707	24,359	16,435	(91,501)	—
Other non-current assets	9,618	118	241		9,977
TOTAL	$1,036,884	$948,790	$228,197	$(993,517)	$1,220,354
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$11,041	$75,445	$28,504	—	114,990
Accrued payroll and compensation	11,143	14,234	1,715	—	27,092
Accrued interest payable	11,328	19	38	—	11,385
Accrued and other liabilities	100,117	347,596	74,775	(478,369)	44,119
Total current liabilities	133,629	437,294	105,032	(478,369)	197,586
Long term debt	689,625	3,100	5,000	—	697,725
Deferred income taxes	21,093	85,064	25,144	(91,501)	39,800
Other non-current liabilities	16,794	79,807	12,899	—	109,500
Stockholders’ equity	175,743	343,525	80,122	(423,647)	175,743
TOTAL	$1,036,884	$948,790	$228,197	$(993,517)	$1,220,354

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31, 2006
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$461,983	$914,586	$361,219	$(329,633)	$1,408,155
Cost of goods sold	406,263	807,654	326,974	(329,633)	1,211,258
Gross profit	55,720	106,932	34,245	—	196,897
Operating expenses	41,785	10,929	744	—	53,458
Income from operations	13,935	96,003	33,501	—	143,439
Other income (expense):
Interest (expense), net	(46,143)	(101)	(4,666)	—	(50,910)
Equity in earnings of subsidiaries and affiliates	118,104	—	—	(117,483)	621
Other income (expense), net	1,156	546	(1,100)	—	602
Income before income taxes	87,052	96,448	27,735	(117,483)	93,752
Income tax provision	21,919	—	6,700	—	28,619
Net income (loss)	$65,133	$96,448	$21,035	$(117,483)	$65,133

	Year ended December 31, 2005
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$426,820	$776,062	$313,574	$(287,145)	$1,229,311
Cost of goods sold	351,223	678,966	285,131	(287,145)	1,028,175
Gross profit	75,597	97,096	28,443	—	201,136
Operating expenses	36,243	14,500	858	—	51,601
Income from operations	39,354	82,596	27,585	—	149,535
Other income (expense):
Interest (expense), net	(46,866)	31	(4,295)	—	(51,130)
Loss on extinguishment of debt	(4,474)	—	—	—	(4,474)
Refinancing costs	(15,513)	—	—	—	(15,513)
Equity in earnings of subsidiaries and affiliates	99,155	—	—	(98,700)	455
Other income (expense), net	926	—	(361)	—	565
Income before income taxes	72,582	82,627	22,929	(98,700)	79,438
Income tax provision	21,353	—	6,856	—	28,209
Net income	$51,229	$82,627	$16,073	$(98,700)	$51,229

	Year ended December 31, 2004
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$299,880	$144,140	$240,165	$(190,177)	$494,008
Cost of goods sold	243,165	113,346	225,017	(190,177)	391,351
Gross profit	56,715	30,794	15,148	—	102,657
Operating expenses	24,257	489	804	—	25,550
Income from operations	32,458	30,305	14,344	—	77,107
Other income (expense):
Interest (expense), net	(33,468)	—	(3,377)	—	(36,845)
Equity in earnings of subsidiaries and affiliates	35,484	—	—	(34,838)	646
Other income (expense), net	463	—	(355)	—	108
Income before income taxes	34,937	30,305	10,612	(34,838)	41,016
Income tax provision	13,447	—	6,079	—	19,526
Net income	$21,490	$30,305	$4,533	$(34,838)	$21,490

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31, 2006
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$65,133	$96,448	$21,035	$(117,483)	$65,133
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and impairment	6,105	28,415	26,977	—	61,497
Amortization – deferred financing costs	1,207	—	159	—	1,366
Amortization – other intangible assets	793	4,739	—	—	5,532
Loss (gain) on disposal of assets	1,459	134	(42)	—	1,551
Deferred income taxes	14,641	—	(4,969)	—	9,672
Equity in earnings of affiliates	(118,104)	—	—	117,483	(621)
Non-cash stock-based compensation	1,500	—	—	—	1,500
Change in other operating items	147,780	(106,944)	(35,453)	—	5,383
Net cash provided by operating activities	120,514	22,792	7,707	—	151,013

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(4,275)	(29,079)	(8,835)	—	(42,189)
Proceeds from sale of property, plant, and equipment	1,888	—	—	—	1,888
Other investments, net of cash acquired	(1,038)	—	—	—	(1,038)
Cash distribution from investment – Trimont	—	544	—	—	544
Net cash used by investing activities	(3,425)	(28,535)	(8,835)	—	(40,795)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments on long-term and revolving debt	(50,000)	—	(5,000)	—	(55,000)
Proceeds from employee stock option and stock purchase plans	4,535	—	—	—	4,535
Tax benefit from employee stock option exercises	2,139	—	—	—	2,139
Other	(103)	—	—	—	(103)
Net cash used by financing activities	(43,429)	—	(5,000)	—	(48,429)

Increase (decrease) in cash and cash equivalents	73,660	(5,743)	(6,128)	—	61,789
Cash and cash equivalents, beginning of year	11,195	1,241	35,979	—	48,415
Cash and cash equivalents, end of year	$84,855	$(4,502)	$29,851	$—	$110,204

	Year ended December 31, 2005
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$51,229	$82,627	$16,073	$(98,700)	$51,229
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and impairment	5,824	22,458	12,076	—	40,358
Amortization – deferred financing costs	2,482	—	755	—	3,237
Amortization – other intangible assets	41	5,153	—	—	5,194
Loss on extinguishment of debt	4,474	—	—	—	4,474
Loss (gain) on disposal of assets	276	—	(191)	—	85
Deferred income taxes	17,834	5,857	(2,361)	—	21,330
Equity in earnings of affiliates	(99,155)	—	—	98,700	(455)
Cash distribution from affiliate	1,000	—	—	—	1,000
Change in other operating items	43,486	(86,103)	8,080	—	(34,537)
Net cash provided by operating activities	27,491	29,992	34,432	—	91,915

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(4,446)	(29,220)	(6,292)	—	(39,958)
Acquisition costs - TTI	(8,327)	—	—	—	(8,327)
Cash distribution from investment – Trimont	—	679	—	—	679
Net cash used by investing activities	(12,773)	(28,541)	(6,292)	—	(47,606)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(951,731)	—	(20,000)	—	(971,371)
Proceeds from issuance of long-term debt	825,000	—	—	—	825,000
Proceeds from issuance of shares, net	89,605	—	—	—	89,605
Deferred financing fees	(10,006)	—		—	(10,006)
Payment of premium on notes extinguished	(2,928)	—	—	—	(2,928)
Proceeds from employee stock option and stock purchase plans	2,323	—	—	—	2,323
Net cash used by financing activities	(47,737)	—	(20,000)	—	(67,737)

Increase (decrease) in cash and cash equivalents	(33,019)	1,451	8,140	—	(23,428)
Cash and cash equivalents, beginning of year	44,214	(210)	27,839	—	71,843
Cash and cash equivalents, end of year	$11,195	$1,241	$35,979	$—	$48,415

	Year ended December 31, 2004
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,490	$30,305	$4,533	$(34,838)	$21,490
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and impairment	6,269	8,428	13,741	—	28,438
Amortization – deferred financing costs	1,519	—	276	—	1,795
Loss (gain) on disposal of assets	(384)	11	89	—	(284)
Deferred income taxes	5,470	(34)	4,605	—	10,041
Equity in earnings of affiliates	(35,484)	—	—	34,838	(646)
Change in other operating items	22,119	(22,786)	(1,838)	—	(2,505)
Net cash provided by operating activities	20,999	15,924	21,406	—	58,329

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(2,992)	(14,550)	(8,879)	—	(26,421)
Capitalized interest	—	—	(851)	—	(851)
Net cash used by investing activities	(2,992)	(14,550)	(9,730)	—	(27,272)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(1,900)	—	—	—	(1,900)
Other	(6)	—	—	—	(6)
Net cash used by financing activities	(1,906)	—	—	—	(1,906)

Increase in cash and cash equivalents	16,101	1,374	11,676	—	29,151
Cash and cash equivalents, beginning of year	28,113	(1,584)	16,163	—	42,692
Cash and cash equivalents, end of year	$44,214	$(210)	$27,839	$—	$71,843