Form 10-Q
period 2007-03-31
ACCURIDE CORP
filed 2007-05-02
CIK 817979

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007.

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

As of April 30, 2007, 34,996,836 shares of Accuride Corporation common stock, par value $.01 per share, were outstanding.

ACCURIDE CORPORATION

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ACCURIDE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
(In thousands, except for per share data)	2007	2006

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$43,621	$110,204
Customer receivables, net of allowance for doubtful accounts of $1,799 and $2,127 in 2007 and 2006, respectively	149,217	132,482
Other receivables	9,340	10,183
Inventories, net	111,701	103,653
Supplies, net	22,319	22,124
Deferred income taxes	14,449	14,451
Prepaid expenses and other current assets	3,969	5,143
Total current assets	354,616	398,240
PROPERTY, PLANT AND EQUIPMENT, net	284,073	300,806
OTHER ASSETS:
Goodwill	386,953	389,513
Other intangible assets, net	134,226	135,644
Investment in affiliates	350	350
Deferred financing costs, net of accumulated amortization of $2,777 and $2,470 in 2007 and 2006, respectively	7,722	8,029
Other	233	605
TOTAL	$1,168,173	$1,233,187
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$107,702	$107,217
Accrued payroll and compensation	33,471	28,430
Accrued interest payable	5,306	11,406
Income taxes payable	5,172	4,135
Accrued and other liabilities	30,597	35,711
Total current liabilities	182,248	186,899
LONG-TERM DEBT	582,725	642,725
DEFERRED INCOME TAXES	22,525	39,945
NON-CURRENT INCOME TAXES PAYABLE	11,566	—
OTHER POSTRETIREMENT BENEFIT PLAN LIABILITY	82,976	81,158
PENSION BENEFIT PLAN LIABILITY	21,425	15,096
OTHER LIABILITIES	3,659	3,782
COMMITMENTS AND CONTINGENCIES (Note 10)	—	—
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 5,000 shares authorized and unissued	—	—
Common Stock, $0.01 par value; 100,000 shares authorized, 35,690 and 35,554 shares issued, and 34,986 and 34,850 shares outstanding in 2007 and 2006, respectively	350	349
Additional paid-in-capital	257,280	255,741
Treasury stock – 76 shares at cost in 2007 and 2006	(751)	(751)
Accumulated other comprehensive income (loss)	(23,241)	(23,100)
Retained earnings	27,411	31,343
Total stockholders’ equity	261,049	263,582
TOTAL	$1,168,173	$1,233,187

See notes to unaudited condensed consolidated financial statements.

ACCURIDE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
(in thousands except per share data)	2007	2006

NET SALES	$325,430	$359,925
COST OF GOODS SOLD	301,314	303,911
GROSS PROFIT	24,116	56,014
OPERATING EXPENSES:
Selling, general and administrative	15,051	13,689
INCOME FROM OPERATIONS	9,065	42,325
OTHER INCOME (EXPENSE):
Interest income	544	49
Interest expense	(12,563)	(11,679)
Equity in earnings of affiliate	—	215
Other income, net	74	602
INCOME (LOSS) BEFORE INCOME TAXES	(2,880)	31,512
INCOME TAX (BENEFIT) PROVISION	(996)	11,477
NET INCOME (LOSS)	$(1,884)	$20,035

Weighted average common shares outstanding—basic	34,894	33,982

Basic income (loss) per share	$(0.05)	$0.59

Weighted average common shares outstanding—diluted	34,894	34,526

Diluted income (loss) per share	$(0.05)	$0.58

See notes to unaudited condensed consolidated financial statements.

ACCURIDE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(In thousands)	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,884)	$20,035
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and impairment	20,324	10,426
Amortization – deferred financing costs	307	379
Amortization – other intangible assets	1,418	1,384
Loss (gain) on disposal of assets	16	(20)
Deferred income taxes	(11,396)	3,578
Equity in earnings of affiliates	—	(215)
Non-cash stock-based compensation	595	100
Changes in certain assets and liabilities:
Receivables	(15,892)	(52,991)
Inventories and supplies	(8,243)	400
Prepaid expenses and other assets	1,298	(3,213)
Accounts payable	7,206	3,602
Accrued and other liabilities	8,951	(791)
Net cash provided by (used in) operating activities	2,700	(17,326)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(10,328)	(6,533)
Other	101	177
Net cash used in investing activities	(10,227)	(6,356)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(60,000)	—
Increase in revolving credit advance	5,000	20,000
Decrease in revolving credit advance	(5,000)	(20,000)
Other	944	645
Net cash provided by (used in) financing activities	(59,056)	645
DECREASE IN CASH AND CASH EQUIVALENTS	(66,583)	(23,037)
CASH AND CASH EQUIVALENTS—Beginning of period	110,204	48,415
CASH AND CASH EQUIVALENTS—End of period	$43,621	$25,378

Supplemental cash flow information:
Cash paid for interest	$17,912	$18,815
Cash paid for income taxes	2,776	1,164

See notes to unaudited condensed consolidated financial statements.

ACCURIDE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AS OF MARCH 31, 2007 AND DECEMBER 31, 2006 AND FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, except that the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  However, in the opinion of Accuride Corporation (“Accuride” or the “Company”), all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the condensed consolidated financial statements have been included.

The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007.  The unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited condensed consolidated financial statements and notes thereto disclosed in Accuride’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Derivative Financial Instruments – We use derivative financial instruments as part of our overall risk management strategy as further described under Item 7A of the 2006 Annual Report on Form 10-K.  The derivative instruments used from time to time include interest rate and foreign exchange instruments.  All derivative instruments are recognized on the balance sheet at their estimated fair values. As of March 31, 2007, there were no derivatives that were designated as hedges for financial reporting purposes.

Interest Rate Instruments – We entered into interest rate swap agreements in the first quarter of 2005 as a means of fixing the interest rate on portions of our floating-rate debt.  The total notional amount of outstanding interest rate swap agreements at March 31, 2007 was $250 million, maturing in March of 2008.  Included in interest expense for the three months ended March 31, 2007 are realized gains of $0.7 million and unrealized losses of $0.7 million.  Included in interest expense for the three months ended March 31, 2006 are realized gains of $0.7 million and unrealized gains of $1.3 million.

Foreign Exchange Instruments – From time to time we use foreign currency forward contracts and option contracts to limit foreign exchange risk on anticipated but not yet committed transactions expected to be denominated in Canadian dollars. At March 31, 2007, we had open foreign exchange forward contracts of $28.8 million.  Included in other income (expense) for the three months ended March 31, 2006 are realized gains of $0.3 million and unrealized gains of $0.6 million.

Earnings Per Common Share – Basic and diluted earnings per common share were computed as follows:

	Three Months Ended March 31,
(in thousands except per share data)	2007	2006
Numerator:
Net income (loss)	$(1,884)	$20,035
Denominator:
Weighted average shares outstanding - Basic	34,894	33,982
Effect of dilutive share-based awards	—	544
Weighted average shares outstanding - Diluted	34,894	34,526
Basic earnings per common share	$(0.05)	$0.59
Diluted earnings per common share	$(0.05)	$0.58

There is no effect of dilutive share-based awards for purposes of calculating earnings per share for the three months ended March 31, 2007, due to being in a net loss position.

Stock-Based Compensation— We account for share-based compensation programs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment.  In the three months ended March 31, 2007, $0.6 million of pre-tax compensation expense was recognized. The total income tax benefit recognized for stock-based compensation exercises in the statements of income and in additional-paid-in-capital for the three months ended March 31, 2007, was $0.4 million. As of March 31, 2007, there was approximately $5.3 million of unrecognized pre-tax compensation expense related to share-based awards not yet vested that will be recognized over a weighted-average period of 1.6 years.

Recent Accounting Adoptions

FIN 48—In July 2006, the FASB issued Interpretation No. 48, FIN 48, Accounting for Uncertainty in Income Taxes, to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in SFAS No. 109, Accounting for Income Taxes, on the uncertainty in income taxes recognized in an enterprise’s financial statements.  Specifically, FIN 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 applies to fiscal years beginning after December 15, 2006.  The impact of the adoption of FIN 48 on January 1, 2007, was to decrease retained earnings by $2.1 million, increase goodwill by $0.7 million, decrease income taxes payable by $6.1 million, decrease net deferred tax liabilities by $2.7 million, and increase non-current income taxes payable by $11.6 million.

In conjunction with the adoption of FIN 48, we have classified uncertain tax positions as non-current income tax liabilities unless they are expected to be paid within 12 months of the balance sheet date. Penalties and income tax-related interest expense are reported as a component of income tax expense and the related liabilities are included in Non-current income taxes payable. As of January 1, 2007, we recorded a liability of approximately $2.7 million and $2.1 million for the payments of interest and penalties, respectively. The liability for the payment of interest and penalties did not materially change as of March 31, 2007.

As of January 1, 2007, we were open to examination in the U.S. federal tax jurisdiction for the 2003-2006 tax years, in Canada for the years of 1997-2006, and in Mexico for the years of 1999-2006. We were also open to examination in various state and local jurisdictions for the 2001-2006 tax years, none of which were individually material.

As of January 1, 2007, the total amount of unrecognized tax benefits was $13.4 million, of which $10.4 million would affect the effective tax rate, if recognized. The amount of unrecognized tax benefits did not materially change as of March 31, 2007.

Recent Accounting Pronouncements

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

Note 2 - Initial Public Offering

On April 26, 2005, we completed an initial public offering of our common stock and Accuride Corporation’s common stock commenced trading on the New York Stock Exchange.  Net proceeds from the initial public offering were $89.6 million.  The proceeds were used to repay a portion of the Term B Loan facility.

Note 3 - Inventories

Inventories are stated at the lower of cost or market.  We review inventory on hand and write down excess and obsolete inventory based on our assessment of future demand and historical experience.  The components of inventory on a FIFO basis, except at our subsidiary in Mexico, which values inventories using an average cost basis, are as follows:

	March 31, 2007	December 31, 2006
Raw materials	$33,442	$29,437
Work in process	38,761	39,796
Finished manufactured goods	39,498	34,420
Total inventories, net	$111,701	$103,653

Note 4 - Intangible Assets and Excess of Purchase Price Over Net Assets Acquired, Net

SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, have been applied to the acquisition of TTI, which occurred on January 31, 2005.  Accordingly, the tangible and identifiable intangible assets and liabilities were adjusted to fair values with the remainder of the purchase price recorded as goodwill.  Additionally, goodwill and indefinite lived intangibles assets (trade names) are not amortized but are reviewed for impairment at least annually or more frequently if impairment indicators arise.  We estimate that aggregate amortization expense for 2007 will be $5,750 with the following year at $5,300, and the following three years at approximately $4,735 each year.  The summary of goodwill and other intangible assets is as follows:

		As of March 31, 2007			As of December 31, 2006
	Weighted Average Useful Lives	Gross Amount	Accumulated Amortization	Carrying Amount	Gross Amount	Accumulated Amortization	Carrying Amount
Goodwill	—	$386,953	—	$386,953	$389,513	—	$389,513
Other Intangible Assets:
Non-compete Agreements	3.0	$2,600	$1,233	$1,367	$2,600	$999	$1,601
Trade Names	—	38,080	—	38,080	38,080	—	38,080
Technology	14.7	33,540	4,968	28,572	33,540	4,395	29,145
Customer Relationships	29.6	71,500	5,293	66,207	71,500	4,682	66,818
		$145,720	$11,494	$134,226	$145,720	$10,076	$135,644

The following presents the changes in the carrying amount of goodwill for the period ended March 31, 2007:

Balance at December 31, 2006	$389,513
Increase from adoption of FIN 48	731
Decrease from other tax resolutions	(3,291)
Balance at March 31, 2007	$386,953

Goodwill was reduced by $3,291 in accordance with EITF 93-7, Uncertainties Related to Income Taxes in a Purchase Business Combination, in the three months ended March 31, 2007, due to settlements of tax audits and amendments of previously filed returns.

Note 5 - Property, Plant and Equipment

During the three months ended March 31, 2007, we recorded $9.8 million of additional depreciation of certain assets in our wheel business as a result of a reduction of the useful lives of these assets, as discussed in the Form 10-K for the year ended December 31, 2006.

Note 6 - Comprehensive income

Comprehensive income for the three months ended March 31 is summarized as follows:

	For The Three Months Ended March 31,
	2007	2006
Net income	$(1,884)	$20,035
Other comprehensive income (net of tax):
Unrealized (loss) on derivatives	—	(402)
Minimum pension liability adjustment	(141)	—
Total comprehensive income	$(2,025)	$19,633

Included in accumulated other comprehensive income during 2006 are unrealized losses on derivatives that were designated as cash flow hedges in accordance with SFAS No. 133.  Also included in accumulated other comprehensive income is the impact of minimum pension liability fluctuations in the Canadian dollar to U.S. dollar exchange rate related to our Canadian pension plans.

Note 7 - Debt

Debt at March 31, 2007, and December 31, 2006, consisted of the following:

	March 31, 2007	December 31, 2006
Term B Facility	$304,625	$364,625
Senior Subordinated Notes	275,000	275,000
Industrial Revenue Bond	3,100	3,100
Total	$582,725	$642,725

As of March 31, 2007, the $125.0 million revolving facility was fully available.

Note 8 - Pension and Other Postretirement Benefit Plans

Components of Net Periodic Benefit Cost for the three months ended March 31:

	Pension Benefits		Other Benefits
	2007	2006	2007	2006
Service cost-benefits earned during the year	$1,082	$1,118	$331	$388
Interest cost on projected benefit obligation	2,446	2,278	1,203	1,207
Expected return on plan assets	(3,450)	(2,954)	—	—
Prior service cost and other amortization (net)	625	718	(104)	(33)
Net amount charged to income	$703	$1,160	$1,430)	$1,562
Curtailment charge	3,178	—	(283
Contractual termination benefits charge	6,334	—	—	—
Total amount charged to income	$10,215	$1,160	$1,147	$1,562

During the three months ended March 31, 2007, we recorded a pre-tax curtailment and other contractual termination benefits charges of $9.2 million related to a reduction-in-force in our London, Ontario, facility. The contractual benefits charge represents a potential partial pension wind-up, which was determined to be probable for purposes of recognizing one-time benefits in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities and SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits. As of March 31, 2007, $3,656 has been contributed to our sponsored pension plans.  We presently anticipate contributing an additional $11,860 to fund our pension plans in 2007 for a total of $15,516.

Also during the three months ended March 31, 2007, we recorded $9.0 million of severance costs related to the reduction-in-force as a component of cost of good sold.  There were no cash payments made in the period.

Note 9 – Guarantor and Non-guarantor Financial Statements

Our 8½% Senior Subordinated Notes due 2015 are fully and unconditionally guaranteed, on a joint and several basis, by substantially all of our 100% owned domestic subsidiaries (“Guarantor Subsidiaries”). The non-guarantor subsidiaries are our foreign subsidiaries. The following condensed financial information illustrates the composition of the combined Guarantor Subsidiaries:

CONDENSED CONSOLIDATED BALANCE SHEET

	March 31, 2007
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
ASSETS
Cash and cash equivalents	$27,716	$(2,865)	$18,770	—	$43,621
Accounts receivable, net	306,929	226,125	11,557	$(386,054)	158,557
Inventories and supplies	17,660	89,753	27,658	(1,051)	134,020
Other current assets	7,188	10,266	964	—	18,418
Total current assets	359,493	323,279	58,949	(387,105)	354,616
Property, plant, and equipment, net	29,917	181,772	72,384	—	284,073
Goodwill	66,973	311,939	8,041	—	386,953
Intangible assets, net	1,181	133,045	—	—	134,226
Investment in subsidiaries and affiliates	520,270	—	—	(519,920)	350
Deferred tax assets	18,365	19,711	17,348	(55,424)	—
Other non-current assets	7,765	112	78	—	7,955
TOTAL	$1,003,964	$969,858	$156,800	$(962,449)	$1,168,173
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$10,137	$74,081	$23,484	—	107,702
Accrued payroll and compensation	5,456	14,824	13,191	—	33,471
Accrued interest payable	5,230	24	52	—	5,306
Accrued and other liabilities	126,636	268,933	26,254	(386,054)	35,769
Total current liabilities	147,459	357,862	62,981	(386,054)	182,248
Long term debt	579,625	3,100	—	—	582,725
Deferred and non-current income taxes	211	76,831	12,473	(55,424)	34,091
Other non-current liabilities	15,620	72,093	20,347	—	108,060
Stockholders’ equity	261,049	459,972	60,999	(520,971)	261,049
TOTAL	$1,003,964	$969,858	$156,800	$(962,449)	$1,168,173

	December 31, 2006
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
ASSETS
Cash and cash equivalents	$84,855	$(4,502)	$29,851	—	$110,204
Accounts receivable, net	316,159	212,591	13,861	$(399,946)	142,665
Inventories and supplies	15,961	81,935	28,932	(1,051)	125,777
Other current assets	8,161	10,249	1,184	—	19,594
Total current assets	425,136	300,273	73,828	(400,997)	398,240
Property, plant, and equipment, net	30,725	186,136	83,945	—	300,806
Goodwill	66,973	314,499	8,041	—	389,513
Intangible assets, net	1,379	134,265	—	—	135,644
Investment in subsidiaries and affiliates	528,839	—	—	(528,489)	350
Deferred tax assets	20,804	19,710	17,278	(57,792)	—
Other non-current assets	8,066	112	456	—	8,634
TOTAL	$1,081,922	$954,995	$183,548	$(987,278)	$1,233,187
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$9,552	$81,469	$16,196	—	107,217
Accrued payroll and compensation	8,852	15,120	4,458	—	28,430
Accrued interest payable	4,706	22	6,678	—	11,406
Accrued and other liabilities	139,562	264,455	35,775	(399,946)	39,846
Total current liabilities	162,672	361,066	63,107	(399,946)	186,899
Long term debt	639,625	3,100	—	—	642,725
Deferred income taxes	290	76,342	21,105	(57,792)	39,945
Other non-current liabilities	15,753	71,552	12,731	—	100,036
Stockholders’ equity	263,582	442,935	86,605	(529,540)	263,582
TOTAL	$1,081,922	$954,995	$183,548	$(987,278)	$1,233,187

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2007
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$101,468	$215,850	$97,405	$(89,293)	$325,430
Cost of goods sold	106,007	195,973	88,627	(89,293)	301,314
Gross profit	(4,539)	19,877	8,778	—	24,116
Operating expenses	11,614	2,918	519	—	15,051
Income (loss) from operations	(16,153)	16,959	8,259	—	9,065
Other income (expense):
Interest (expense), net	(10,858)	(35)	(1,126)	—	(12,019)
Equity in earnings of subsidiaries	21,823	—	—	(21,823)	—
Other income (expense), net	514	115	(555)	—	74
Income (loss) before income taxes	(4,674)	17,039	6,578	(21,823)	(2,880)
Income tax (benefit) provision	(2,790)	—	1,794	—	(996)
Net income (loss)	$(1,884)	$17,039	$4,784	$(21,823)	$(1,884)

	Three Months Ended March 31, 2006
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$112,160	$230,622	$92,719	$(75,576)	$359,925
Cost of goods sold	95,112	201,513	82,862	(75,576)	303,911
Gross profit	17,048	29,109	9,857	—	56,014
Operating expenses	10,229	3,272	188	—	13,689
Income from operations	6,819	25,837	9,669	—	42,325
Other income (expense):
Interest (expense), net	(10,760)	(30)	(840)	—	(11,630)
Equity in earnings of subsidiaries and affiliates	32,764	—	—	(32,549)	215
Other income (expense), net	(406)	177	831	—	602
Income before income taxes	28,417	25,984	9,660	(32,549)	31,512
Income tax provision	8,382	—	3,095	—	11,477
Net income	$20,035	$25,984	$6,565	$(32,549)	$20,035

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2007
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,884)	$17,039	$4,835	$(21,823)	$(1,884)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,418	7,137	11,769	—	20,324
Amortization – deferred financing costs	301	—	6	—	307
Amortization – other intangible assets	198	1,220	—	—	1,418
Loss (gain) on disposal of assets	(4)	—	20	—	16
Deferred income taxes	(3,594)	—	(7,802)	—	(11,396)
Equity in earnings of subsidiaries and affiliates	(21,823)	—	—	21,823	—
Non-cash stock-based compensation	595	—	—	—	595
Change in other operating items	34,037	(21,087)	(19,630)	—	(6,680)
Net cash provided by operating activities	9,244	4,309	(10,853)	—	2,700

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(7,327)	(2,773)	(228)	—	(10,328)
Other	—	101	—	—	101
Net cash used by investing activities	7,327)	(2,672)	(228)	—	(10,227)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments on long-term and revolving debt	(60,000)	—	—	—	(60,000)
Other	944	—	—	—	944
Net cash used by financing activities	(59,056)	—	—	—	(59,056)

Increase (decrease) in cash and cash equivalents	(57,139)	1,637	(11,081)	—	(66,583)
Cash and cash equivalents, beginning of year	84,855	(4,502)	29,851	—	110,204
Cash and cash equivalents, end of year	$27,716	$(2,865)	$18,770	$—	$43,621

	Three Months Ended March 31, 2006
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,035	$25,984	$6,565	$(32,549)	$20,035
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and impairment	1,427	6,157	2,842	—	10,426
Amortization – deferred financing costs	302	—	77	—	379
Amortization – other intangible assets	200	1,184	—	—	1,384
Loss (gain) on disposal of assets	(20)	(12)	12	—	(20)
Deferred income taxes	2,849	—	729	—	3,578
Equity in earnings of subsidiaries and affiliates	(32,764)	—	—	32,549	(215)
Non-cash stock-based compensation	100	—	—	—	100
Change in other operating items	(965)	(31,910)	(20,118)	—	(52,993)
Net cash provided by operating activities	(8,836)	1,403	(9,893)	—	(17,326)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(809)	(4,746)	(978)	—	(6,533)
Other	—	177	—	—	177
Net cash used by investing activities	(809)	(4,569)	(978)	—	(6,356)

CASH FLOWS FROM FINANCING ACTIVITIES:
Other	—	—	—	—	645
Net cash used by financing activities	—	—	—	—	645

Increase (decrease) in cash and cash equivalents	(9,000)	(3,166)	(10,871)	—	(23,037)
Cash and cash equivalents, beginning of year	11,195	1,241	35,979	—	48,415
Cash and cash equivalents, end of year	$2,195	$(1,925)	$25,108	$—	$25,378

Note 10 – Contingencies

We are from time to time involved in various legal proceedings of a character normally incident to our business. We do not believe that the outcome of these proceedings will have a material adverse effect on our condensed consolidated financial condition or results of our operations.

As of March 31, 2007, we had an environmental reserve of approximately $2.6 million, related primarily to TTI’s foundry operations. This reserve is based on current cost estimates and does not reduce estimated expenditures to net present value, but does take into account the benefit of a contractual indemnity given to us by a prior owner of our wheel-end subsidiary. The failure for the indemnitor to fulfill its obligations could result in future costs that may be material. Any cash expenditures required by us or our subsidiaries to comply with applicable environmental laws and/or to pay for any remediation efforts will not be reduced or otherwise affected by the existence of the environmental reserve. We currently anticipate spending approximately $0.2 million per year in 2007 through 2010 for monitoring the various environmental sites associated with the environmental reserve, including attorney and consultant costs for strategic planning and negotiations with regulators and other potentially responsible parties, and payment of remedial investigation costs.  Based on all of the information presently available to us, we believe that our environmental reserves will be adequate to cover the future costs related to the sites associated with the environmental reserves, and that any additional costs will not have a material adverse effect on our financial condition, results of operations or cash flows.  However, the discovery of additional sites, the modification of existing or the promulgation of new laws or regulations, more vigorous enforcement by regulators, the imposition of joint and several liability under CERCLA or analogous state laws, or other unanticipated events could also result in such a material adverse effect.

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

During the fourth quarter of 2006, we were able to resolve a commercial dispute with Ford Motor Company.  As a result of the resolution, we recognized $10.4 million of revenue in 2006, $8.0 million in the three months ended March 31, 2007, and anticipate recognizing an additional $2.6 million of revenue in the remainder of 2007.  In addition, cash flow increased by $10.0 million in 2006 and we anticipate an increase of $11.0 million in mid-2007. We anticipate that Ford will re-source its Accuride business to another supplier during 2007.  In 2006, sales to Ford represented less than 6% of consolidated revenues.

As of March 31, 2007, we had 4,331 employees, of which 996 were salaried employees with the remainder paid hourly. Unions represented approximately 2,245 employees, or 52% of the total. Union contracts expiring in 2007 subsequent to March 31, 2007, represent approximately 1,350 employees, or 31% of the total.  The negotiations for Gunite’s Elkhart Plant One Facility, representing approximately 405 employees, or 9.4% of the total, were successfully completed prior to the July 2007 expiration of our union contract.  We do not anticipate that the outcome of the remaining negotiations will have a material adverse effect on our operating performance or costs.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the consolidated financial statements and notes included in Item 1 of Part I of this report on Form 10-Q and our report on Form 10-K for the year ended December 31, 2006.  Except for the historical information contained herein, this report on Form 10-Q contains forward-looking statements that involve risks and uncertainties.  Our actual results may differ materially from those indicated by such forward-looking statements.

Overview

The commercial vehicle market continued at a reasonably robust pace during the first three months of 2007, yet was declining as the quarter ended.  Current industry forecasts by analysts, including America’s Commercial Transportation (“ACT”) Publications, predict that the North American commercial vehicle industry will decline significantly in 2007 due to a change in emissions standards that became effective in 2007.  We experienced reduced demand from the commercial vehicle industry in the first three months of 2007 compared to the first three months of 2006.  Net sales for the three months ended March 31, 2007, were $325.4 million compared to net sales of $359.9 million for the three months ended March 31, 2006.  We anticipate that these variances compared to 2006 will increase more significantly the remainder of this year.

Our operating challenges are to meet these varying levels of production while improving our internal productivity and mitigate the margin pressure from rising material costs.

On January 31, 2005, pursuant to the terms of an agreement and plan of merger, one of our wholly-owned subsidiaries was merged with and into TTI, resulting in TTI becoming a wholly-owned subsidiary of Accuride.

In connection with the TTI merger, we entered into a Fourth Amended and Restated Credit Agreement consisting of (1) a new term credit facility in an aggregate principal amount of $550.0 million that will mature on January 31, 2012, and (2) a revolving credit facility in an aggregate principal amount of $125.0 million that will terminate on January 31, 2010.  In addition, we issued $275.0 million aggregate principal amount of 8½% senior subordinated notes due in 2015.

On April 26, 2005, our common stock commenced trading on the New York Stock Exchange.  For the three months ended March 31, 2007, we reduced our senior debt by $60.0 million from existing cash reserves.

During the fourth quarter of 2006, we were able to resolve a commercial dispute with Ford Motor Company.  As a result of the resolution, we recognized $10.4 million of revenue in 2006, $8.0 million in the three months ended March 31, 2007, and anticipate recognizing an additional $2.6 million of revenue in the remainder of 2007.  In addition, cash flow increased by $10.0 million in 2006 and we anticipate an increase of $11.0 million in mid-2007. We anticipate that Ford will re-source its Accuride business to another supplier during 2007.  In 2006, sales to Ford represented less than 6% of consolidated revenues.

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

Results of Operations

Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006

The following table sets forth certain income statement information of Accuride for the three months ended March 31, 2007 and March 31, 2006:

(Amounts in thousands, except per share data)	March 31, 2007		March 31, 2006
Net sales	$325,430	100.0%	$359,925	100.0%
Gross profit	24,116	7.4%	56,014	15.6%
Operating expenses	15,051	4.6%	13,689	3.8%
Income from operations	9,065	2.8%	42,325	11.8%
Interest (expense), net	(12,019)	(3.7)%	(11,630)	(3.2)%
Equity in earnings of affiliate	—	—	215	0.1%
Other income, net	74	0.0%	602	0.2%
Net income (loss)	$(1,884)	(0.6)%	$20,035	5.6%
Other Data:
Weighted average common shares outstanding—basic	34,894		33,982
Basic income (loss) per share	$(0.05)		$0.59
Weighted average common shares outstanding—diluted	34,894		34,526
Diluted income (loss) per share	$(0.05)		$0.58

Net Sales.  Net sales for the three months ended March 31, 2007 were $325.4 million, which was a decrease of 9.6%, compared to net sales of $359.9 million for the three months ended March 31, 2006.  The decrease in net sales is primarily a result of the reduced demand as a result of emission standards that became effective in 2007, partially offset by $8.0 million of revenue resulting from a resolution of a commercial dispute with a customer.  The reduced demand from the commercial vehicle industry in the first three months of 2007 was more mild than anticipated and we anticipate the revenue variances compared to prior years to be significantly greater the remainder of the year.

Gross Profit.  Gross profit decreased $31.9 million to $24.1 million for the three months ended March 31, 2007 from $56.0 million for the three months ended March 31, 2006.  Included in the current year’s results is additional depreciation expense in our wheels business of $9.8 million and severance expense and other benefit charges of $18.2 million related to a reduction-in-force in our London, Ontario, facility.  Also included in the current year’s results is the increase in revenue of $8.0 million mentioned above.

Operating Expenses.  Operating expenses increased $1.4 million to $15.1 million for the three months ended March 31, 2007 from $13.7 million for the three months ended March 31, 2006.  This was primarily due to year over year increases in non-cash share-based compensation expense of $0.5 million and audit and other consulting fees of $0.8 million.

Interest (Expense), net.  Net interest expense increased $0.4 million to $12.0 million for the three months ended March 31, 2007 from $11.6 million for the three months ended March 31, 2006.  The increase is attributable to $0.7 million of unrealized losses from our interest rate swap agreements in the current period compared to $1.3 million of unrealized gains in the prior year’s results, partially offset by a decrease in interest expense related to reduced debt.  Debt on March 31, 2007, was $582.7 million compared to debt of $697.7 million on March 31, 2006.

Net Income (Loss).  We had a net loss of $1.9 million for the three months ended March 31, 2007 compared to net income of $20.0 million for the three months ended March 31, 2006.  This was primarily a result of the lower gross profit due to the reduction in sales volume and the additional depreciation, severance and other benefit charges.

Changes in Financial Condition

At March 31, 2007, we had total assets of $1,168.2 million, as compared to $1,233.2 million at December 31, 2006.  The $65.0 million, or 5.3%, decrease in total assets during the three months ended March 31, 2007 primarily resulted from payments of debt.

Working capital, defined as current assets (excluding cash) less current liabilities, increased $27.6 million from December 31, 2006, to March 31, 2007.  Significant changes in working capital from December 31, 2006 included:

•            an increase in net customer receivables of $16.7 million due timing of receipts;

•            an increase in inventories of $8.0 million due to the draw-down of inventories at year-end;

•            a reduction of interest payable of $6.1 million due to timing of interest payments.

Capital Resources and Liquidity

Our primary sources of liquidity during the three months ended March 31, 2007 were cash reserves and our $125 million revolving credit facility, as discussed below, which is not currently drawn.

We believe that cash from operations, existing cash reserves, and availability under the New Revolver will provide adequate funds for our working capital needs, planned capital expenditures and debt service obligations for the next 12 months and the foreseeable future.  Our ability to fund working capital needs, planned capital expenditures, scheduled debt payments, and to comply with all of the financial covenants under our credit agreement, depends on our future operating performance and cash flow, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

Operating Activities

Net cash provided by operating activities during the first three months of 2007 amounted to $2.7 million compared to a use of $17.3 million for the comparable period in 2006.  The primary differences were deferred taxes and the changes in working capital.  The primary working capital improvement was in customer receivables, which used $37.1 million less cash during the three months ended March 31, 2007, compared to the three months ended March 31, 2006.  This was mainly due to product demand and timing of receipts.

Investing Activities

Net cash used in investing activities totaled $10.2 million for the three months ended March 31, 2007 compared to a use of $6.4 million for the three months ended March 31, 2006.

Our most significant cash outlays for investing activities are the purchases of property, plant and equipment.  Our capital expenditures in 2006 were $42.2 million.  Capital expenditures for 2007 are expected to be approximately $40 million to $45 million, which we expect to fund through our cash from operations or existing cash reserves.

Financing Activities

Net cash used in financing activities totaled $59.1 million for the three months ended March 31, 2007 compared to $0.6 million of net cash provided for the comparable period in 2006.  We reduced debt by $60.0 million in the three months ended March 31, 2007 with cash reserves.

Bank Borrowing.   In connection with the TTI merger, we entered into a Fourth Amended and Restated Credit Agreement consisting of (1) a new term credit facility (the Term B Loan Facility) in an aggregate principal amount of $550.0 million that will mature on January 31, 2012 and (2) a revolving credit facility (the “New Revolver”) in an aggregate principal amount of $125.0 million (comprised of a new $95.0 million U.S. revolving credit facility and the continuation of a $30.0 million Canadian revolving credit facility) that will terminate on January 31, 2010.  As of March 31, 2007, $304.6 million was outstanding under the Term B Loan Facility and the New Revolver was not drawn.  The Term B Loan Facility requires quarterly amortization payments of $1.4 million that commenced on March 31, 2005, with the balance paid on the maturity date for the Term B Loan Facility. As of March 31, 2007, the regularly scheduled payments due through December 31, 2011 were prepaid without penalty.  The interest rates per annum applicable to loans under our new senior credit facilities are, at the option of the Company or Accuride Canada Inc., as applicable, a base rate or Eurodollar rate plus, in each case, an applicable margin which is subject to adjustment based on our leverage ratio. The base rate is a fluctuating interest rate equal to the highest of (a) the base rate reported by Citibank, N.A. (or, with respect to the Canadian revolving credit facility, the reference rate of interest established or quoted by Citibank Canada for determining interest rates on U.S. dollar denominated commercial loans made by Citibank Canada in Canada), (b) a reserve adjusted three-week moving average of offering rates for three-month certificates of deposit plus one-half of one percent (0.5%) and (c) the federal funds effective rate plus one-half of one percent (0.5%). The obligations under our new senior credit facilities are guaranteed by all of our domestic subsidiaries.  The loans under the new senior credit facilities are secured by, among other things, a lien on substantially all of our U.S. properties and assets and of our domestic subsidiaries and a pledge of 65% of the stock of our foreign subsidiaries.  The loans under the Canadian revolving facility are also secured by substantially all of the properties and assets of Accuride Canada Inc.

Initial Public Offering.  On April 26, 2005, we completed our initial public offering (“IPO”).  Net proceeds from the IPO were $89.6 million.  We used all of the net proceeds from the IPO as well as other available cash as part of our repayment in April 2005 of $93.0 million of the Term B Loan Facility.  This prepayment was not subject to a prepayment penalty.

Restrictive Debt Covenants.  Our senior credit facilities contain numerous financial and operating covenants that limit the discretion of management with respect to certain business matters.  These covenants place significant restrictions on, among other things, our ability to incur additional debt, to pay dividends, to create liens, to make certain payments and investments and to sell or otherwise dispose of assets and merge or consolidate with other entities.  We are also required to meet certain financial ratios and tests, including a leverage ratio, an interest coverage ratio and a fixed charge coverage ratio.  Failure to comply with the obligations contained in the credit documents could result in an event of default, and possibly the acceleration of the related debt and the acceleration of debt under other instruments evidencing indebtedness that may contain cross-acceleration or cross-default provisions.  As of March 31, 2007, and currently, we are in compliance with our financial covenants and ratios.

Senior Subordinated Notes.   In connection with the TTI merger, we issued $275.0 million aggregate principal amount of 8 1/2% senior subordinated notes due 2015 in a private placement transaction.  Interest on the senior subordinated notes is payable on February 1 and August 1 of each year, beginning on August 1, 2005.  The notes mature on February 1, 2015 and may be redeemed, at our option, in whole or in part, at any time on or before February 1, 2010 at a price equal to 100% of the principal amount, plus an applicable make-whole premium, and accrued and unpaid interest and special interest if any, to the date of redemption, and on or after February 1, 2010 at certain specified redemption prices.  In addition, on or before February 1, 2008, we may redeem up to 40% of the aggregate principal amount of the senior subordinated notes issued under the indenture with the proceeds of certain equity financings.  The new senior subordinated notes are general unsecured obligations (1) subordinated in right of payment to all of our and the guarantors’ existing and future senior indebtedness, including any borrowings under our new senior credit facilities; (2) equal in right of payment with any of our and the guarantors’ existing and future senior subordinated indebtedness; (3) senior in right of payment to all of our and the guarantors’ existing and future subordinated indebtedness and (4) structurally subordinated to all obligations of our subsidiaries that do not guarantee the outstanding notes.  On June 15, 2005, we completed an exchange offer of these senior subordinated notes for substantially identical notes registered under the Securities Act of 1933, as amended.  As of March 31, 2007, those Notes remain outstanding.

Off-Balance Sheet Arrangements.  We do not currently have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.  From time to time we may enter into operating leases, letters of credit, or take-or-pay obligations related to the purchase of raw materials that would not be reflected in our balance sheet.

Recent Accounting Pronouncements.  SFAS No. 157— In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions in GAAP that are dispersed among the many accounting pronouncements that require fair value measurements.  SFAS No. 157 will apply to fiscal years beginning after November 15, 2007. Management is currently evaluating the impact of SFAS No. 157 on the consolidated financial statements.

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

Critical Accounting Policies and Estimates.  We have made a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America.  Actual results could differ significantly from those estimates under different assumptions and conditions.  We included in our Form 10-K for the year ended December 31, 2006 a discussion of our most critical accounting policies, which are those that have a material impact on our financial condition or operating performance and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

Such forward-looking statements are based on assumptions and estimates, which although believed to be reasonable, may turn out to be incorrect.  Therefore, undue reliance should not be placed upon these estimates and statements.  We cannot assure that any of these statements, estimates, or beliefs will be realized and actual results may differ from those contemplated in these “forward-looking statements.”  We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise.  You are advised to consult further disclosures we may make on related subjects in our filings with the SEC.  In addition to other factors discussed in this report, some of the important factors that could cause actual results to differ materially from those discussed in the forward-looking statements include the following:

•                  a more severe than anticipated commercial vehicle industry downturn in 2007 could have a material adverse effect on our business;

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

For further information, refer to the business description and additional risk factors sections included in our Form 10-K for the year ended December 31, 2006, as filed with the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of doing business, we are exposed to risks associated with changes in foreign exchange rates, raw material/commodity prices, and interest rates.  We use derivative instruments to manage these exposures.  The objectives for holding derivatives are to minimize the risks using the most effective methods to eliminate or reduce the impacts of these exposures.

Foreign Currency Risk

Certain forecasted transactions, assets, and liabilities are exposed to foreign currency risk.  We monitor our foreign currency exposures to maximize the overall effectiveness of our foreign currency derivatives.  The principal currency of exposure is the Canadian dollar.  Foreign exchange forward contracts and option contracts are used to offset the impact of the variability in exchange rates on our operations, cash flows, assets and liabilities.  At March 31, 2007, we had open foreign exchange forward contracts of $28.8 million.

Raw Material/Commodity Price Risk

We rely upon the supply of certain raw materials and commodities in our production processes and have entered into long-term supply contracts for our steel and aluminum requirements.  The exposures associated with these commitments are primarily managed through the terms of the sales, supply, and procurement contracts.  From time to time, we use commodity price swaps and futures contracts to manage the variability in certain commodity prices.  At March 31, 2007, we had no material commodity price swaps and futures contracts.

Interest Rate Risk

We use long-term debt as a primary source of capital in our business.  The following table presents the principal cash repayments and related weighted average interest rates by maturity date for our long-term fixed-rate debt and other types of long-term debt at March 31, 2007:

(Dollars in thousands)	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
Long-term Debt:
Fixed	—	—	—	—	—	$275,000	$275,000	$277,750
Average Rate	—	—	—	—	—	8.50%	8.50%
Variable	—	—	—	—	—	$307,725	$307,725	$310,010
Average Rate	—	—	—	—	—	7.34%	7.34%

We have used interest rate swaps to alter interest rate exposure between fixed and variable rates on a portion of our long-term debt.  As of March 31, 2007, we had one interest rate swap agreement of $250.0 million outstanding that will mature in March 2008.  Under the terms of the interest rate swap agreements entered into in March 2005, we agreed with the counterparty to exchange, at specified intervals, the difference between 3.55% from March 2005 through March 2006, 4.24% from March 2006 through March 2007, and 4.43% from March 2007 through March 2008, and the variable rate interest amounts calculated by reference to the notional principal amount.

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

There have been no changes in our internal controls over financial reporting during our most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

10.10	—

Lease Agreement, dated as of February 9, 2007, by and between Imperial Group, L.P. and Northgate Investors, LLC. Previously filed as an exhibit to the Form 8-K filed on February 13, 2007, and incorporated herein by reference.

10.11	—

Lease Agreement, dated as of March 13, 2007, by and between Imperial Group, L.P. and B.R. Williams Trucking, Inc. Previously filed as an exhibit to the Form 8-K filed on March 13, 2007, and incorporated herein by reference.

31.1†	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14 of the Exchange Act of 1934 - Terrence J. Keating.
31.2†	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14 of the Exchange Act of 1934 – David K. Armstrong.
32.1†	—	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

†	Filed herewith
*	Management contract or compensatory agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCURIDE CORPORATION

/s/ Terrence J. Keating	Dated:	May 2, 2007
Terrence J. Keating
Chairman and Chief Executive Officer

/s/ David K. Armstrong	Dated:	May 2, 2007
David K. Armstrong
Chief Financial Officer and General Counsel
Principal Accounting Officer