Form 10-Q
period 2007-06-30
ACCURIDE CORP
filed 2007-08-09
CIK 817979

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007.

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

As of August 7, 2007, 35,324,217 shares of Accuride Corporation common stock, par value $.01 per share, were outstanding.

ACCURIDE CORPORATION

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ACCURIDE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
(In thousands, except for per share data)	2007	2006

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$52,722	$110,204
Customer receivables, net of allowance for doubtful accounts of $1,958 and $2,127 in 2007 and 2006, respectively	111,066	132,482
Other receivables	7,899	10,183
Inventories, net	131,012	103,653
Supplies, net	21,792	22,124
Current income taxes receivable	8,275	—
Deferred income taxes	14,573	14,451
Prepaid expenses and other current assets	8,380	5,143
Total current assets	355,719	398,240
PROPERTY, PLANT AND EQUIPMENT, net	278,337	300,806
OTHER ASSETS:
Goodwill	386,953	389,513
Other intangible assets, net	132,807	135,644
Investment in affiliates	600	350
Deferred financing costs, net of accumulated amortization of $3,087 and $2,470 in 2007 and 2006, respectively	7,412	8,029
Other	240	605
TOTAL	$1,162,068	$1,233,187
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$89,249	$107,217
Accrued payroll and compensation	31,518	28,430
Accrued interest payable	11,141	11,406
Income taxes payable	—	4,135
Accrued and other liabilities	30,571	35,711
Total current liabilities	162,479	186,899
LONG-TERM DEBT	582,725	642,725
DEFERRED INCOME TAXES	33,653	39,945
NON-CURRENT INCOME TAXES PAYABLE	11,566	—
OTHER POSTRETIREMENT BENEFIT PLAN LIABILITY	83,474	81,158
PENSION BENEFIT PLAN LIABILITY	16,615	15,096
OTHER LIABILITIES	3,628	3,782
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 5,000 shares authorized and unissued	—	—
Common Stock, $0.01 par value; 100,000 shares authorized, 35,978 and 35,554 shares issued, and 35,274 and 34,850 shares outstanding in 2007 and 2006, respectively	353	349
Additional paid-in-capital	260,438	255,741
Treasury stock – 76 shares at cost in 2007 and 2006	(751)	(751)
Accumulated other comprehensive loss	(24,416)	(23,100)
Retained earnings	32,304	31,343
Total stockholders’ equity	267,928	263,582
TOTAL	$1,162,068	$1,233,187

See notes to unaudited condensed consolidated financial statements.

ACCURIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands except per share data)	2007	2006	2007	2006

NET SALES	$245,133	$361,733	$570,563	$721,658
COST OF GOODS SOLD	216,679	308,613	517,993	612,524
GROSS PROFIT	28,454	53,120	52,570	109,134
OPERATING EXPENSES:
Selling, general and administrative	14,223	13,087	29,274	26,776
INCOME FROM OPERATIONS	14,231	40,033	23,296	82,358
OTHER INCOME (EXPENSE):
Interest income	393	343	937	392
Interest expense	(11,665)	(12,622)	(24,228)	(24,301)
Equity in earnings of affiliate	—	176	—	391
Other income, net	3,222	394	3,296	996
INCOME BEFORE INCOME TAXES	6,181	28,324	3,301	59,836
INCOME TAX PROVISION	1,288	9,981	292	21,458
NET INCOME	$4,893	$18,343	$3,009	$38,378

Weighted average common shares outstanding—basic	35,127	34,146	35,011	34,064

Basic income per share	$0.14	$0.54	$0.09	$1.13

Weighted average common shares outstanding—diluted	35,408	34,564	35,151	34,524

Diluted income per share	$0.14	$0.53	$0.09	$1.11

See notes to unaudited condensed consolidated financial statements.

ACCURIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(In thousands)	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,009	$38,378
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and impairment	32,910	23,536
Amortization – deferred financing costs	617	757
Amortization – other intangible assets	2,837	2,766
Loss on disposal of assets	29	1,457
Deferred income taxes	204	6,332
Equity in earnings of affiliates	—	(391)
Non-cash stock-based compensation	1,280	700
Changes in certain assets and liabilities:
Receivables	23,700	(41,322)
Inventories and supplies	(27,027)	3,042
Prepaid expenses and other assets	(12,688)	(5,288)
Accounts payable	(12,519)	7,211
Accrued and other liabilities	2,703	9,621
Net cash provided by operating activities	15,055	46,799
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(15,919)	(15,248)
Other	(30)	2,187
Net cash used in investing activities	(15,949)	(13,061)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(60,000)	(30,000)
Increase in revolving credit advance	5,000	25,000
Decrease in revolving credit advance	(5,000)	(25,000)
Other	3,412	1,475
Net cash used in financing activities	(56,588)	(28,525)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(57,482)	5,213
CASH AND CASH EQUIVALENTS—Beginning of period	110,204	48,415
CASH AND CASH EQUIVALENTS—End of period	$52,722	$53,628

Supplemental cash flow information:
Cash paid for interest	$22,328	$26,591
Cash paid for income taxes	$5,600	$3,283

See notes to unaudited condensed consolidated financial statements.

ACCURIDE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AS OF JUNE 30, 2007 AND DECEMBER 31, 2006 AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30,

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

The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007.  The unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited condensed consolidated financial statements and notes thereto disclosed in Accuride’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Earnings Per Common Share – Basic and diluted earnings per common share were computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands except per share data)	2007	2006	2007	2006
Numerator:
Net Income	$4,893	$18,343	$3,009	$38,378
Denominator:
Weighted average shares outstanding - Basic	35,127	34,146	35,011	34,064
Effect of dilutive stock options	281	418	140	460
Weighted average shares outstanding - Diluted	35,408	34,564	35,151	34,524
Basic earnings per common share	$0.14	$0.54	$0.09	$1.13
Diluted earnings per common share	$0.14	$0.53	$0.09	$1.11

There were 496,062 stock appreciation rights that were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.

Derivative Financial Instruments – We use derivative financial instruments as part of our risk management strategy as further described under Item 7A of the 2006 Annual Report on Form 10-K.  The derivative instruments used from time to time include interest rate and foreign exchange instruments.  All derivative instruments are recognized on the balance sheet at their estimated fair values. As of June 30, 2007, no derivatives were designated as hedges for financial reporting purposes.

Interest Rate Instruments – We entered into interest rate swap agreements in 2005 as a means of fixing the interest rate on portions of our floating-rate debt.  The total notional amount of outstanding interest rate swap agreements at June 30, 2007 was $250 million, maturing in March of 2008.  Realized gains and losses included in interest expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Realized Gain	$581	$457	$1,250	$1,117
Unrealized Gain (Loss)	$(115)	$890	$(795)	$2,174

Foreign Exchange Instruments – From time to time we use foreign currency forward contracts and option contracts to limit foreign exchange risk on anticipated but not yet committed transactions expected to be denominated in Canadian dollars. At June 30, 2007, we had open foreign exchange forward contracts of $17.1 million.  Included in other income for the three months ended June 30, 2007 are realized gains of $0.6 million and unrealized gains of $1.4 million from these contracts.  For the six months ended June 30, 2007, we had realized gains of $0.9 million and unrealized gains of $2.0 million from these contracts.

Share-Based Compensation—We account for share-based compensation programs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment.  In the three months ended June 30, 2007, $0.7 million of pre-tax compensation expense was recognized. The total income tax benefit recognized for share-based compensation exercises in the statements of operations and in additional paid-in-capital for the three and six months ended June 30, 2007, was $0.8 million and $1.1 million, respectively. In the three and six months ended June 30, 2007, 117,728 stock appreciation rights and 51,128 restricted stock units were granted, with an intrinsic value of $5.2 million. These awards will vest over approximately a four year period.  As of June 30, 2007, there was approximately $9.8 million of unrecognized pre-tax compensation expense related to share-based awards not yet vested that will be recognized over a weighted-average period of 2.6 years.

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

In conjunction with the adoption of FIN 48, we have classified uncertain tax positions as non-current income tax liabilities unless they are expected to be paid within 12 months of the balance sheet date. Penalties and income tax-related interest expense are reported as a component of income tax expense and the related liabilities are included in non-current income taxes payable.  As of January 1, 2007, we recorded a liability of approximately $2.7 million and $2.1 million for the payments of interest and penalties, respectively.  The liability for the payment of interest and penalties did not materially change as of June 30, 2007.

As of January 1, 2007, we were open to examination in the U.S. federal tax jurisdiction for the 2003-2006 tax years, in Canada for the years of 1997-2006, and in Mexico for the years of 1999-2006. We were also open to examination in various state and local jurisdictions for the 2001-2006 tax years, none of which were individually material.

As of January 1, 2007, the total amount of unrecognized tax benefits was $13.4 million, of which $10.4 million would affect the effective tax rate, if recognized.  The amount of unrecognized tax benefits did not materially change as of June 30, 2007.

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

Note 2 - Inventories

Inventories are stated at the lower of cost or market.  We review inventory on hand and write down excess and obsolete inventory based on our assessment of future demand and historical experience.  The components of inventory on a FIFO basis, except at our subsidiary in Mexico, which values inventories using an average cost basis, are as follows:

	June 30, 2007	December 31, 2006
Raw materials	$34,016	$29,437
Work in process	53,857	39,796
Finished manufactured goods	43,139	34,420
Total inventories, net	$131,012	$103,653

Note 3 – Goodwill and Intangible Assets

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

	Weighted	As of June 30, 2007			As of December 31, 2006
	Average
	Useful Lives	Gross Amount	Accumulated Amortization	Carrying Amount	Gross Amount	Accumulated Amortization	Carrying Amount

Goodwill	—	$386,953	—	$386,953	$389,513	—	$389,513
Other Intangible Assets:
Non-compete Agreements	3.0	$2,600	$1,468	$1,132	$2,600	$999	$1,601
Trade Names	—	38,080	—	38,080	38,080	—	38,080
Technology	14.7	33,540	5,542	27,998	33,540	4,395	29,145
Customer Relationships	29.6	71,500	5,903	65,597	71,500	4,682	66,818
		$145,720	$12,913	$132,807	$145,720	$10,076	$135,644

The following presents the changes in the carrying amount of goodwill for the six months ended June 30, 2007:

	Wheels	Components	Other	Total
Balance at December 31, 2006	$123,199	$254,219	$12,095	$389,513
Increase from adoption of FIN 48 on January 1, 2007	—	731	—	731
Decrease from other tax resolutions	—	(3,291)	—	(3,291)
Balance at June 30, 2007	$123,199	$251,659	$12,095	$386,953

Goodwill was reduced by $3,291 in accordance with EITF 93-7, Uncertainties Related to Income Taxes in a Purchase Business Combination, in the three months ended March 31, 2007, due to settlements of tax audits and amendments of previously filed returns.

Note 4 - Property, Plant and Equipment

During the three and six months ended June 30, 2007, we recorded $1.3 million and $11.1 million, respectively, of additional depreciation of certain assets in our Wheels segment as a result of a reduction of the useful lives of these assets, as discussed in the Form 10-K for the year ended December 31, 2006.

Note 5 - Comprehensive income

Comprehensive income for the three and six months ended June 30 is summarized as follows:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$4,893	$18,343	$3,009	$38,378
Other comprehensive income (net of tax)
Unrealized gain (loss) on derivatives	—	—	—	(402)
Pension liability adjustment	(1,175)	(628)	(1,316)	(628)
Total comprehensive income	$3,718	$17,715	$1,693	$37,348

Included in accumulated other comprehensive income during 2006 are unrealized losses on derivatives that were designated as cash flow hedges in accordance with SFAS No. 133.  Also included in accumulated other comprehensive income is the impact of pension liability fluctuations in the Canadian dollar to U.S. dollar exchange rate related to our Canadian pension plans in our Wheels segment.

Note 6 - Pension and Other Postretirement Benefit Plans

Components of Net Periodic Benefit Cost for the three and six months ended June 30:

	For The Three Months Ended June 30,				For The Six Months Ended June 30,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	2007	2006	2007	2006	2007	2006	2007	2006
Service cost-benefits earned during the year	$916	$1,173	$312	$398	$1,998	$2,291	$643	$786
Interest cost on projected benefit obligation	2,560	2,366	1,179	1,122	5,006	4,644	2,382	2,429
Expected return on plan assets	(3,271)	(3,080)	—	—	(6,721)	(6,034)	—	—
Prior service cost and other amortization (net)	558	777	(120)	(31)	1,183	1,495	(224)	(64)
Net amount charged to income	$763	$1,236	$1,371	$1,489	$1,466	$2,396	$2,801	$3,151
Curtailment charge (gain)	4	—	(1,096)	—	3,187	—	(1,379)	—
Contractual termination benefits charge	—	—	—	—	6,347	—	—	—
Total amount charged to income	$767	$1,236	$275	$1,489	$11,000	$2,396	$1,422	$3,151

During the three months ended June 30, 2007, we recorded a pre-tax curtailment gain of $1.1 million related to a reduction-in-force in our London, Ontario, facility in our Wheels segment.  For the six months ended June 30, 2007, we recorded a pre-tax curtailment and other contractual termination benefits of $8.2 million. The contractual benefits charge represents a potential partial pension wind-up, which was determined to be probable for purposes of recognizing one-time benefits in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, and SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Plans and Termination Benefits. As of June 30, 2007, $7,981 has been contributed to our sponsored pension plans.  We presently anticipate contributing an additional $9,934 to fund our pension plans in 2007 for a total of $17,915.

Also during six months ended June 30, 2007, we recorded $8.2 million of severance costs related to the reduction-in-force as a component of cost of good sold.  Cash paid for severance costs in the three months ended June 30, 2007, totaled $1.4 million.

Note 7 – Secondary Offerings

In May and June 2007, we completed secondary stock offerings for 8.6 million shares of common stock on behalf of certain selling shareholders.  The total number of shares of common stock outstanding did not change as a result of these offerings.  All of the shares in the secondary offerings were offered by our current shareholders.  We did not receive any proceeds from the offerings.  We incurred $0.3 million of operating expenses related to the completion of the secondary stock offerings.

Note 8 – Contingencies

We are, from time to time, involved in various legal proceedings of a character normally incident to our business. We do not believe that the outcome of these proceedings will have a material adverse effect on our consolidated financial condition or results of our operations.

As of June 30, 2007, we had an environmental reserve of approximately $2.6 million, related primarily to TTI’s foundry operations. This reserve is based on current cost estimates and does not reduce estimated expenditures to net present value, but does take into account the benefit of a contractual indemnity given to us by a prior owner of our wheel-end subsidiary. The failure for the indemnitor to fulfill its obligations could result in future costs that may be material. Any cash expenditures required by us or our subsidiaries to comply with applicable environmental laws and/or to pay for any remediation efforts will not be reduced or otherwise affected by the existence of the environmental reserve. We currently anticipate spending approximately $0.2 million per year in 2007 through 2010 for monitoring the various environmental sites associated with the environmental reserve, including attorney and consultant costs for strategic planning and negotiations with regulators and other potentially responsible parties, and payment of remedial investigation costs.  Based on all of the information presently available to us, we believe that our environmental reserves will be adequate to cover the future costs related to the sites associated with the environmental reserves, and that any additional costs will not have a material adverse effect on our financial condition, results of operations or cash flows.  However, the discovery of additional sites, the modification of existing or the promulgation of new laws or regulations, more vigorous enforcement by regulators, the imposition of joint and several liability under CERCLA or analogous state laws, or other unanticipated events could also result in such a material adverse effect.

The final Iron and Steel Foundry National Emission Standard for Hazardous Air Pollutants, or NESHAP, was developed pursuant to Section 112(d) of the Clean Air Act and requires all major sources of hazardous air pollutants to install controls representative of maximum achievable control technology. We are evaluating the applicability of the Iron and Steel Foundry NESHAP to our foundry operations. If applicable, compliance with the Iron and Steel Foundry NESHAP may result in future significant capital costs, which we currently expect to be approximately $6 million in total during the period 2007 through 2008.  We have incurred no expenditures as of June 30, 2007.

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

During the fourth quarter of 2006, we were able to resolve a commercial dispute with Ford Motor Company.  As a result of the resolution, we recognized $10.4 million of revenue in 2006, $8.0 million in the three months ended March 31, 2007, $2.0 million in the three months ended June 30, 2007, and anticipate recognizing an additional $0.6 million of revenue in the remainder of 2007.  In addition, cash flow increased by $10.0 million in 2006 and $11.0 million in the three months ended June 30, 2007. We anticipate that Ford will re-source its Accuride business to another supplier during 2007.  In 2006, sales to Ford represented less than 6% of consolidated revenues.

As of June 30, 2007, we had 3,874 employees, of which 968 were salaried employees with the remainder paid hourly. Unions represented approximately 1,995 employees, or 51% of the total. Union contracts expiring in the second half of 2007 represent approximately 293 employees, or 14% of our total unionized workforce.  We do not anticipate that the outcome of the remaining negotiations will have a material adverse effect on our operating performance or costs.

On January 19, 2007, the Public Works Superintendent of the City of Portland, Tennessee issued a cease and desist order to the Company’s Imperial Group, alleging Imperial Group’s Portland, Tennessee facility was discharging wastewater into the City of Portland’s wastewater treatment system that contained nickel in excess of permit limits.  Imperial Group has fully cooperated with the City of Portland to address the alleged wastewater discharge issue.  On May 1, 2007, Imperial Group received a written demand from the City of Portland for damages and penalties totaling approximately $0.8 million.  Imperial Group is vigorously contesting the City’s demand while engaging in settlement discussions related thereto. Management does not believe that the outcome will have a material adverse effect on our operating performance or costs.

Note 9 – Segment Reporting

During the three months ended June 30, 2007, as a part of our continual monitoring of the long-term economic characteristics, products and production processes, class of customer, and distribution methods of our operating segments, we determined our seven operating segments aggregate into three reportable segments:  Wheels, Components, and Other.  Accordingly, we have revised the prior period information to conform to the current period segment presentation. All of our segments design, manufacture and market products to the commercial vehicle industry.

The Wheels segment’s products consist of wheels for heavy- and medium-duty trucks and commercial trailers.  The Components segment’s products consist of truck body and chassis parts, wheel-end components and assemblies, and seats.  The Other segment’s products primarily consist of other commercial vehicle components, including steerable drive axles and gearboxes.

The accounting policies of the reportable segments are the same as described in Note 1, Significant Accounting Policies.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net Sales
Wheels	$113,357	$173,086	$272,686	$346,194
Components	120,666	177,296	273,415	349,595
Other	11,110	11,351	24,462	25,869
Consolidated Total	$245,133	$361,733	$570,563	$721,658

Operating Income (Loss)
Wheels	$13,834	$22,051	$16,131	$45,470
Components	(801)	16,615	4,521	32,627
Other	1,198	1,367	2,644	4,261
Consolidated Total	$14,231	$40,033	$23,296	$82,358

	As of June 30,
	2007	2006
Total Assets
Wheels	$476,170	$528,907
Components	637,243	673,018
Other	48,655	50,899
Consolidated Total	$1,162,068	$1,252,824

Note 10 – Guarantor and Non-guarantor Financial Statements

Our 8½% Senior Subordinated Notes due 2015 are fully and unconditionally guaranteed, on a joint and several basis, by substantially all of our 100% owned domestic subsidiaries (“Guarantor Subsidiaries”). The non-guarantor subsidiaries are our foreign subsidiaries. The following condensed financial information illustrates the composition of the combined Guarantor Subsidiaries:

CONDENSED CONSOLIDATED BALANCE SHEET

	June 30, 2007
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
ASSETS
Cash and cash equivalents	$33,443	$(4,388)	$23,667	—	$52,722
Accounts receivable, net	277,619	203,096	17,349	$(379,099)	118,965
Inventories and supplies	20,478	107,354	26,230	(1,258)	152,804
Other current assets	19,719	10,069	1,440	—	31,228
Total current assets	351,259	316,131	68,686	(380,357)	355,719
Property, plant, and equipment, net	29,407	180,045	68,885	—	278,337
Goodwill	66,973	311,939	8,041	—	386,953
Intangible assets, net	983	131,824	—	—	132,807
Investment in subsidiaries and affiliates	557,825	—	—	(557,225)	600
Deferred tax assets	18,365	19,710	17,955	(56,030)	—
Other non-current assets	7,471	110	71	—	7,652
TOTAL	$1,032,283	$959,759	$163,638	$(993,612)	$1,162,068
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$8,765	$62,000	$18,484	—	89,249
Accrued payroll and compensation	5,781	13,339	12,398	—	31,518
Accrued interest payable	11,112	10	19	—	11,141
Accrued and other liabilities	142,133	266,861	676	(379,099)	30,571
Total current liabilities	167,791	342,210	31,577	(379,099)	162,479
Long term debt	579,625	3,100	—	—	582,725
Deferred and non-current income taxes	1,607	76,831	22,811	(56,030)	45,219
Other non-current liabilities	15,332	71,438	16,947	—	103,717
Stockholders’ equity	267,928	466,180	92,303	(558,483)	267,928
TOTAL	$1,032,283	$959,759	$163,638	$(993,612)	$1,162,068

	December 31, 2006
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
ASSETS
Cash and cash equivalents	$84,855	$(4,502)	$29,851	—	$110,204
Accounts receivable, net	316,159	212,591	13,861	$(399,946)	142,665
Inventories and supplies	15,961	81,935	28,932	(1,051)	125,777
Other current assets	8,161	10,249	1,184	—	19,594
Total current assets	425,136	300,273	73,828	(400,997)	398,240
Property, plant, and equipment, net	30,725	186,136	83,945	—	300,806
Goodwill	66,973	314,499	8,041	—	389,513
Intangible assets, net	1,379	134,265	—	—	135,644
Investment in subsidiaries and affiliates	528,839	—	—	(528,489)	350
Deferred tax assets	20,804	19,710	17,278	(57,792)	—
Other non-current assets	8,066	112	456	—	8,634
TOTAL	$1,081,922	$954,995	$183,548	$(987,278)	$1,233,187
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$9,552	$81,469	$16,196	—	107,217
Accrued payroll and compensation	8,852	15,120	4,458	—	28,430
Accrued interest payable	4,706	22	6,678	—	11,406
Accrued and other liabilities	139,562	264,455	35,775	(399,946)	39,846
Total current liabilities	162,672	361,066	63,107	(399,946)	186,899
Long term debt	639,625	3,100	—	—	642,725
Deferred income taxes	290	76,342	21,105	(57,792)	39,945
Other non-current liabilities	15,753	71,552	12,731	—	100,036
Stockholders’ equity	263,582	442,935	86,605	(529,540)	263,582
TOTAL	$1,081,922	$954,995	$183,548	$(987,278)	$1,233,187

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2007
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$74,241	$158,652	58,026	$(45,786)	$245,133
Cost of goods sold	56,884	149,572	56,009	(45,786)	216,679
Gross profit	17,357	9,080	2,017	—	28,454
Operating expenses	11,403	2,956	(136)	—	14,223
Income from operations	5,954	6,124	2,153	—	14,231
Other income (expense):
Interest expense, net	(10,208)	(35)	(1,029)	—	(11,272)
Equity in earnings of subsidiaries	7,527	—	—	(7,527)	—
Other income, net	2,683	119	420	—	3,222
Income before income taxes	5,956	6,208	1,544	(7,527)	6,181
Income tax provision	1,063	—	225	—	1,288
Net income	$4,893	$6,208	$1,319	$(7,527)	$4,893

	Three Months Ended June 30, 2006
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$120,939	$231,118	$93,267	$(83,591)	$361,733
Cost of goods sold	103,035	205,443	83,726	(83,591)	308,613
Gross profit	17,904	25,675	9,541	—	53,120
Operating expenses	10,372	2,525	190	—	13,087
Income from operations	7,532	23,150	9,351	—	40,033
Other income (expense):
Interest expense, net	(10,655)	(24)	(1,600)	—	(12,279)
Equity in earnings of subsidiaries	27,954	—	—	(27,778)	176
Other income, net	1,824	122	(1,552)	—	394
Income before income taxes	26,655	23,248	6,199	(27,778)	28,324
Income tax provision	8,312	—	1,669	—	9,981
Net income	$18,343	$23,248	$4,530	$(27,778)	$18,343

	Six Months Ended June 30, 2007
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$175,709	$374,502	$155,431	$(135,079)	$570,563
Cost of goods sold	162,891	345,545	144,636	(135,079)	517,993
Gross profit	12,818	28,957	10,795	—	52,570
Operating expenses	23,017	5,874	383	—	29,274
Income from operations	(10,199)	23,083	10,412	—	23,296
Other income (expense):
Interest expense, net	(21,066)	(70)	(2,155)	—	(23,291)
Equity in earnings of subsidiaries	29,350	—	—	(29,350)	—
Other income, net	3,197	234	(135)	—	3,296
Income before income taxes	1,282	23,247	8,122	(29,350)	3,301
Income tax provision	(1,727)	—	2,019	—	292
Net income	$3,009	$23,247	$6,103	$(29,350)	$3,009

	Six Months Ended June 30, 2006
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$233,099	$461,740	$185,986	$(159,167)	$721,658
Cost of goods sold	198,147	406,956	166,588	(159,167)	612,524
Gross profit	34,952	54,784	19,398	—	109,134
Operating expenses	20,601	5,797	378	—	26,776
Income from operations	14,351	48,987	19,020	—	82,358
Other income (expense):
Interest expense, net	(21,415)	(54)	(2,440)	—	(23,909)
Equity in earnings of subsidiaries	60,718	—	—	(60,327)	391
Other income, net	1,418	299	(721)	—	996
Income before income taxes	55,072	49,232	15,859	(60,327)	59,836
Income tax provision	16,694	—	4,764	—	21,458
Net income	$38,378	$49,232	$11,095	$(60,327)	$38,378

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2007
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,009	$23,247	$6,103	$(29,350)	$3,009
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	2,858	14,304	15,748	—	32,910
Amortization – deferred financing costs	605	—	12	—	617
Amortization – other intangible assets	395	2,442	—	—	2,837
Loss on disposal of assets	2	5	22	—	29
Deferred income taxes	(2,198)	—	2,402	—	204
Equity in earnings of subsidiaries and affiliates	(29,350)	—	—	29,350	—
Non-cash stock-based compensation	1,280	—	—	—	1,280
Change in other operating items	35,816	(31,886)	(29,761)	—	(25,831)
Net cash provided by (used in) operating activities	12,417	8,112	(5,474)	—	15,055

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(6,991)	(8,218)	(710)	—	(15,919)
Other	(250)	220	—	—	(30)
Net cash used by investing activities	(7,241)	(7,998)	(710)	—	(15,949)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments on long-term and revolving debt	(60,000)	—	—	—	(60,000)
Other	3,412	—	—	—	3,412
Net cash used by financing activities	(56,588)	—	—	—	(56,588)

Increase (decrease) in cash and cash equivalents	(51,412)	114	(6,184)	—	(57,482)
Cash and cash equivalents, beginning of year	84,855	(4,502)	29,851	—	110,204
Cash and cash equivalents, end of year	$33,443	$(4,388)	$23,667	$—	$52,722

	Six Months Ended June 30, 2006
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$38,378	$49,232	$11,095	$(60,327)	$38,378
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and impairment	2,805	14,468	6,263	—	23,536
Amortization – deferred financing costs	603	—	154	—	757
Amortization – other intangible assets	396	2,370	—	—	2,766
Loss (gain) on disposal of assets	1,458	(13)	12	—	1,457
Deferred income taxes	6,109	—	223	—	6,332
Equity in earnings of subsidiaries and affiliates	(60,718)	—	—	60,327	(391)
Non-cash stock-based compensation	700	—	—	—	700
Change in other operating items	53,875	(59,174)	(21,436)	—	(26,736)
Net cash provided by (used in) operating activities	43,606	6,883	(3,689)	—	46,799

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(1,837)	(10,867)	(2,544)	—	(15,248)
Other	1,888	299	—	—	2,187
Net cash provided by (used in) investing activities	51	(10,568)	(2,544)	—	(13,061)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments on long-term and revolving debt	(30,000)	—	—	—	(30,000)
Other	1,475	—	—	—	1,475
Net cash used by financing activities	(28,525)	—	—	—	(28,525)

Increase (decrease) in cash and cash equivalents	15,132	(3,685)	(6,233)	—	5,213
Cash and cash equivalents, beginning of year	11,195	1,241	35,979	—	48,415
Cash and cash equivalents, end of year	$26,327	$(2,444)	$29,746	$—	$53,628

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

Overview

The commercial vehicle market continued to decline in the three months ended June 30, 2007, as predicted.  Current industry forecasts by analysts, including America’s Commercial Transportation (“ACT”) Publications, predict that the North American commercial vehicle industry will decline significantly in 2007 due to a change in emissions standards that became effective in 2007.  Consistent with ACT’s prediction, we experienced reduced demand from the commercial vehicle industry in the first six months of 2007 compared to the first six months of 2006.  Net sales for the six months ended June 30, 2007, were $570.6 million compared to net sales of $721.7 million for the six months ended June 30, 2006.  We anticipate that this variance compared to 2006 will increase more significantly during the remainder of 2007.

Our operating challenges are to meet varying levels of production while improving our internal productivity and mitigating the margin pressure from rising material costs.

For the six months ended June 30, 2007, we reduced our senior debt by $60.0 million from existing cash reserves.

During the fourth quarter of 2006, we were able to resolve a commercial dispute with Ford Motor Company.  As a result of the resolution, we recognized $10.4 million of revenue in 2006, $8.0 million in the three months ended March 31, 2007, and $2.0 million in the three months ended June 30, 2007.  In addition, cash flow increased by $10.0 million in 2006 and $11.0 million in the three months ended June 30, 2007. We anticipate that Ford will re-source its Accuride business to another supplier during 2007.  In 2006, sales to Ford represented less than 6% of consolidated revenues.

The Company consists of seven operating segments that design, manufacture and distribute components for trucks, trailers, and other vehicles. These operating segments are aggregated into three reportable segments based on long-term economic characteristics, products and production processes, class of customer, and distribution methods. We believe this segmentation is appropriate based upon management’s operating decisions and performance assessment.

Results of Operations

Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006

The following table sets forth certain income statement information of Accuride for the three months ended June 30, 2007 and June 30, 2006:

(Amounts in thousands, except per share data)	June 30, 2007		June 30, 2006

Net sales:
Wheels	$113,357	46.2%	$173,086	47.8%
Components	120,666	49.2%	177,296	49.0%
Other	11,110	4.6%	11,351	3.2%
Total net sales	$245,133	100.0%	$361,733	100.0%
Gross profit	28,454	11.6%	53,120	14.7%
Operating expenses	14,223	5.8%	13,087	3.6%
Income from operations	14,231	5.8%	40,033	11.1%
Interest expense, net	(11,272)	(4.6%)	(12,279)	(3.4%)
Equity in earnings of affiliate	—	—	176	0.1%
Other income, net	3,222	1.3%	394	0.1%
Net income	$4,893	2.0%	$18,343	5.1%
Other Data:
Weighted average common shares outstanding—basic	35,127		34,146
Basic income per share	$0.14		$0.54
Weighted average common shares outstanding—diluted	35,408		34,564
Diluted income per share	$0.14		$0.53

Net Sales.  Net sales for the three months ended June 30, 2007 were $245.1 million, which was a decrease of 32.2%, compared to net sales of $361.7 million for the three months ended June 30, 2006.  The decrease in net sales, which was realized at both of our larger segments, was primarily a result of the reduced demand as a result of emission standards that became effective in 2007.  We anticipate that this variance compared to 2006 will increase more significantly during the remainder of 2007. Also included in the current quarter’s results in our Wheels segment was the increase in revenue of $2.0 million resulting from a resolution of a commercial dispute with a customer.

Gross Profit.  Due to the reduced sales demand, gross profit decreased $24.6 million to $28.5 million for the three months ended June 30, 2007 from $53.1 million for the three months ended June 30, 2006. As expected with the change in sales demand, gross profit as a percent of sales dropped from 14.7% to 11.6%, which was driven by our fixed and variable cost structure. Gross profit as a percent of sales on the $116.6 million lower sales was 20.7%. Gross profit in our Component’s segment of $3.1 million in the three months ended June 30, 2007, compared to $19.6 million in the three months ended June 30, 2006, was impacted by reduced sales demand of $56.6 million and approximately $8.0 million of unfavorable economics.

Operating Expenses.  Operating expenses increased $1.1 million to $14.2 million for the three months ended June 30, 2007 from $13.1 million for the three months ended June 30, 2006.  This was primarily due to year over year increases in non-cash share-based compensation expense of $0.6 million and other fees of $0.3 million related to the secondary stock offerings by selling shareholders in the three months ended June 30, 2007.

Interest Expense, net.  Net interest expense decreased $1.0 million to $11.3 million for the three months ended June 30, 2007 from $12.3 million for the three months ended June 30, 2006.  The decrease is attributable to a decrease in interest expense related to reduced debt, partially offset by $0.1 million of unrealized losses from our interest rate swap agreements in the current period compared to $0.9 million of unrealized gains in the prior year’s results.  Debt as of June 30, 2007, was $582.7 million compared to debt of $667.7 million as of June 30, 2006.

Other Income, net.  Gains related to currency, specifically the Canadian dollar, resulted in a $3.2 million gain in the three months ended June 30, 2007.  The Canadian dollar to U.S. dollar exchange rate moved from $0.866 on March 31, 2007 to $0.939 on June 30, 2007, an increase of 8.4%.

Net Income.  We had net income of $4.9 million for the three months ended June 30, 2007 compared to net income of $18.3 million for the three months ended June 30, 2006.  This was primarily a result of the lower gross profit due to the reduction in sales demand.

Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006

The following table sets forth certain income statement information of Accuride for the six months ended June 30, 2007 and June 30, 2006:

(Amounts in thousands, except per share data)	June 30, 2007		June 30, 2006

Net sales:
Wheels	$272,686	47.8%	$346,194	48.0%
Components	273,415	47.9%	349,595	48.4%
Other	24,462	4.3%	25,869	3.6%
Total net sales	$570,563	100.0%	$721,658	100.0%
Gross profit	52,570	9.2%	109,134	15.1%
Operating expenses	29,274	5.1%	26,776	3.7%
Income from operations	23,296	4.1%	82,358	11.4%
Interest expense, net	(23,291)	(4.1%)	(23,909)	(3.3%)
Equity in earnings of affiliate	—	—	391	0.1%
Other income, net	3,296	0.6%	996	0.1%
Net income	$3,009	0.5%	$38,378	5.3%
Other Data:
Weighted average common shares outstanding—basic	35,011		34,064
Basic income per share	$0.09		$1.13
Weighted average common shares outstanding—diluted	35,151		34,524
Diluted income per share	$0.09		$1.11

Net Sales.  Net sales for the six months ended June 30, 2007 were $570.6 million, which was a decrease of 20.9%, compared to net sales of $721.7 million for the six months ended June 30, 2006.  The decrease in net sales, which was realized at both of our larger segments, was primarily a result of the reduced demand as a result of emission standards that became effective in 2007, partially offset by $10.0 million of revenue resulting from a resolution of a commercial dispute with a customer in our Wheels segment.  The reduced demand from the commercial vehicle industry in the first six months of 2007 was milder than anticipated, and we anticipate the revenue variances compared to prior years will be significantly greater for the remainder of 2007.

Gross Profit.  Gross profit decreased $56.5 million to $52.6 million for the six months ended June 30, 2007 from $109.1 million for the six months ended June 30, 2006.  Included in the current year’s results was additional depreciation expense in our wheels business of $11.3 million and severance expense and other benefit charges of $17.5 million related to a reduction-in-force in our London, Ontario, facility of our Wheels segment.

Operating Expenses.  Operating expenses increased $2.5 million to $29.3 million for the six months ended June 30, 2007 from $26.8 million for the six months ended June 30, 2006.  This was primarily due to year over year increases in non-cash share-based compensation expense of $1.2 million and audit and other consulting fees of $1.6 million, which includes $0.3 million related to the secondary stock offerings by selling shareholders in the current year.

Interest Expense, net.  Net interest expense decreased $0.6 million to $23.3 million for the six months ended June 30, 2007 from $23.9 million for the six months ended June 30, 2006.  The reduction of expense is attributable to a decrease in interest expense related to reduced debt, partially offset by $0.8 million of unrealized losses from our interest rate swap agreements in the current year compared to $2.2 million of unrealized gains in the prior year’s results.  Debt as of June 30, 2007, was $582.7 million compared to debt of $667.7 million as of June 30, 2006.

Net Income.  We had net income of $3.0 million for the six months ended June 30, 2007 compared to net income of $38.4 million for the six months ended June 30, 2006.  This was primarily a result of the lower gross profit due to the reduction in sales demand and the additional depreciation, severance and other benefit charges.

Changes in Financial Condition

At June 30, 2007, we had total assets of $1,162.1 million, as compared to $1,233.2 million at December 31, 2006.  The $71.1 million, or 5.8%, decrease in total assets during the six months ended June 30, 2007 primarily resulted from payments of debt of $60.0 million.

Working capital, defined as current assets (excluding cash) less current liabilities, increased $40.0 million from December 31, 2006, to June 30, 2007.  Significant changes in working capital from December 31, 2006 included:

•            a decrease in net customer receivables of $21.4 million due to reduced sales leading up to the end of the period;

•            an increase in inventories of $27.3 million due to the draw-down of inventories at December 31, 2006 and the seasonal build of inventories for maintenance shut-downs in July 2007;

•            an increase in current income taxes receivable/payable of $12.4 million due to the shift of income tax expense in our Canadian facility due to a reduction in force;

•            a decrease in accounts payable of $18.0 million due to reduced production related to reduced sales demand; and

•            a decrease in other liabilities of $5.1 million due to a resolution of a commercial dispute with a customer.

Capital Resources and Liquidity

Our primary sources of liquidity during the three months ended June 30, 2007 were cash reserves and our $125 million revolving credit facility, as discussed below, which is not currently drawn.

We believe that cash from operations, existing cash reserves, and availability under the revolving credit facility will provide adequate funds for our working capital needs, planned capital expenditures and debt service obligations for the next 12 months and the foreseeable future.  Our ability to fund working capital needs, planned capital expenditures, scheduled debt payments, and to comply with all of the financial covenants under our credit agreement, depends on our future operating performance and cash flow, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

Operating Activities

Net cash provided by operating activities during the first six months of 2007 amounted to $15.1 million compared to $46.8 million for the comparable period in 2006.  The primary differences were lower net income due to reduced sales demand.  The fluctuations in working capital were a result of the reduced sales demand and production in 2007 compared to the same period in 2006, which saw an increase in revenue from the end of the previous year.

Investing Activities

Net cash used in investing activities totaled $15.9 million for the six months ended June 30, 2007 compared to a use of $13.1 million for the six months ended June 30, 2006.  Included in 2006 was $1.9 million of proceeds from the sale of property in Tennessee.

Our most significant cash outlays for investing activities are the purchases of property, plant and equipment.  Our capital expenditures in 2006 were $42.2 million.  Capital expenditures for 2007 are expected to be approximately $40 million to $45 million, which we expect to fund through our cash from operations or existing cash reserves.

Financing Activities

Net cash used in financing activities totaled $56.6 million for the six months ended June 30, 2007 compared to $28.5 million for the comparable period in 2006.  We reduced debt by $60.0 million in the six months ended June 30, 2007 with cash reserves.  The $3.4 million of inflows in the current year are related to employee stock option exercises.

Bank Borrowing.   In connection with the TTI merger, we entered into a Fourth Amended and Restated Credit Agreement consisting of (1) a new term credit facility (the Term B Loan Facility) in an aggregate principal amount of $550.0 million that will mature on January 31, 2012 and (2) a revolving credit facility (the “New Revolver”) in an aggregate principal amount of $125.0 million (comprised of a new $95.0 million U.S. revolving credit facility and the continuation of a $30.0 million Canadian revolving credit facility) that will terminate on January 31, 2010.  As of June 30, 2007, $304.6 million was outstanding under the Term B Loan Facility and the New Revolver was not drawn.  The Term B Loan Facility requires quarterly amortization payments of $1.4 million that commenced on June 30, 2005, with the balance paid on the maturity date for the Term B Loan

Facility. As of June 30, 2007, the regularly scheduled payments due through December 31, 2011 were prepaid without penalty.  The interest rates per annum applicable to loans under our new senior credit facilities are, at the option of the Company or Accuride Canada Inc., as applicable, a base rate or Eurodollar rate plus, in each case, an applicable margin which is subject to adjustment based on our leverage ratio. The base rate is a fluctuating interest rate equal to the highest of (a) the base rate reported by Citibank, N.A. (or, with respect to the Canadian revolving credit facility, the reference rate of interest established or quoted by Citibank Canada for determining interest rates on U.S. dollar denominated commercial loans made by Citibank Canada in Canada), (b) a reserve adjusted three-week moving average of offering rates for three-month certificates of deposit plus one-half of one percent (0.5%) and (c) the federal funds effective rate plus one-half of one percent (0.5%). The obligations under our new senior credit facilities are guaranteed by all of our domestic subsidiaries.  The loans under the new senior credit facilities are secured by, among other things, a lien on substantially all of our U.S. properties and assets and of our domestic subsidiaries and a pledge of 65% of the stock of our foreign subsidiaries.  The loans under the Canadian revolving facility are also secured by substantially all of the properties and assets of Accuride Canada Inc.

Initial Public Offering.  On April 26, 2005, we completed our initial public offering (“IPO”).  Net proceeds from the IPO were $89.6 million.  We used all of the net proceeds from the IPO as well as other available cash as part of our repayment in April 2005 of $93.0 million of the Term B Loan Facility.  This prepayment was not subject to a prepayment penalty.

Restrictive Debt Covenants.  Our senior credit facilities contain numerous financial and operating covenants that limit the discretion of management with respect to certain business matters.  These covenants place significant restrictions on, among other things, our ability to incur additional debt, to pay dividends, to create liens, to make certain payments and investments and to sell or otherwise dispose of assets and merge or consolidate with other entities.  We are also required to meet certain financial ratios and tests, including a leverage ratio, an interest coverage ratio and a fixed charge coverage ratio.  Failure to comply with the obligations contained in the credit documents could result in an event of default, and possibly the acceleration of the related debt and the acceleration of debt under other instruments evidencing indebtedness that may contain cross-acceleration or cross-default provisions.  As of June 30, 2007, and currently, we are in compliance with our financial covenants and ratios.

Senior Subordinated Notes.   In connection with the TTI merger, we issued $275.0 million aggregate principal amount of 8 1/2% senior subordinated notes due 2015 in a private placement transaction.  Interest on the senior subordinated notes is payable on February 1 and August 1 of each year, beginning on August 1, 2005.  The notes mature on February 1, 2015 and may be redeemed, at our option, in whole or in part, at any time on or before February 1, 2010 at a price equal to 100% of the principal amount, plus an applicable make-whole premium, and accrued and unpaid interest and special interest if any, to the date of redemption, and on or after February 1, 2010 at certain specified redemption prices.  In addition, on or before February 1, 2008, we may redeem up to 40% of the aggregate principal amount of the senior subordinated notes issued under the indenture with the proceeds of certain equity financings.  The new senior subordinated notes are general unsecured obligations (1) subordinated in right of payment to all of our and the guarantors’ existing and future senior indebtedness, including any borrowings under our new senior credit facilities; (2) equal in right of payment with any of our and the guarantors’ existing and future senior subordinated indebtedness; (3) senior in right of payment to all of our and the guarantors’ existing and future subordinated indebtedness and (4) structurally subordinated to all obligations of our subsidiaries that do not guarantee the outstanding notes.  On June 15, 2005, we completed an exchange offer of these senior subordinated notes for substantially identical notes registered under the Securities Act of 1933, as amended.  As of June 30, 2007, those Notes remain outstanding.

Contractual Obligations.  Our 2006 Annual Report on Form 10-K contains a table, which details our contractual cash obligations as of December 31, 2006.  A significant change to our contractual cash obligations since December 31, 2006 is an uncertain tax liability of $16.1 million as of June 30, 2007.  As described in Recent Accounting Adoptions, we adopted the provisions of FIN No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  It is not possible to determine in which future period the tax liability might be paid out.

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

Such forward-looking statements are based on assumptions and estimates, which although believed to be reasonable, may turn out to be incorrect.  Therefore, undue reliance should not be placed upon these estimates and statements.  We cannot assure that any of these statements, estimates, or beliefs will be realized and actual results may differ from those contemplated in these “forward-looking statements.”  We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise.  You are advised to consult further disclosures we may make on related subjects in our filings with the SEC.  In addition to other factors discussed in this report, some of the important factors that could cause actual results to differ materially from those discussed in the forward-looking statements include the following:

•                  a more severe than anticipated commercial vehicle industry downturn in 2007 may adversely effect our business;

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

•                  an interruption in supply of metals could reduce our ability to obtain favorable sourcing of such raw materials;

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

Foreign Currency Risk

Certain forecasted transactions, assets, and liabilities are exposed to foreign currency risk.  We monitor our foreign currency exposures to maximize the overall effectiveness of our foreign currency derivatives.  The principal currency of exposure is the Canadian dollar.  Foreign exchange forward contracts and option contracts are used to offset the impact of the variability in exchange rates on our operations, cash flows, assets and liabilities.  At June 30, 2007, we had open foreign exchange forward contracts of $17.1 million.

Raw Material/Commodity Price Risk

We rely upon the supply of certain raw materials and commodities in our production processes and have entered into long-term supply contracts for our steel and aluminum requirements.  The exposures associated with these commitments are primarily managed through the terms of the sales, supply, and procurement contracts.  From time to time, we use commodity price swaps and futures contracts to manage the variability in certain commodity prices.  At June 30, 2007, we had no material commodity price swaps and futures contracts.

Interest Rate Risk

We use long-term debt as a primary source of capital in our business.  The following table presents the principal cash repayments and related weighted average interest rates by maturity date for our long-term fixed-rate debt and other types of long-term debt as of June 30, 2007:

(Dollars in thousands)	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
Long-term Debt:
Fixed	—	—	—	—	—	$275,000	$275,000	$273,625
Average Rate	—	—	—	—	—	8.50%	8.50%
Variable	—	—	—	—	—	$307,725	$307,725	$304,679
Average Rate	—	—	—	—	—	7.34%	7.34%

We have used interest rate swaps to alter interest rate exposure between fixed and variable rates on a portion of our long-term debt.  As of June 30, 2007, we had one interest rate swap agreement of $250.0 million outstanding that will mature in March 2008.  Under the terms of the interest rate swap agreements entered into in March 2005, we agreed with the counterparty to exchange, at specified intervals, the difference between 3.55% from March 2005 through March 2006, 4.24% from March 2006 through March 2007, and 4.43% from March 2007 through March 2008, and the variable rate interest amounts calculated by reference to the notional principal amount.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

On January 19, 2007, the Public Works Superintendent of the City of Portland, Tennessee issued a cease and desist order to the Company’s Imperial Group, alleging Imperial Group’s Portland, Tennessee facility was discharging wastewater into the City of Portland’s wastewater treatment system that contained nickel in excess of permit limits.  Imperial Group has fully cooperated with the City of Portland to address the alleged wastewater discharge issue.  On May 1, 2007, Imperial Group received a written demand from the City of Portland for damages and penalties totaling $0.8 million.  Imperial Group is vigorously contesting the City’s demand while engaging in settlement discussions related thereto.

Item 4.  Submission of Matters to a Vote of Security Holders

The results of the Company’s annual meeting of shareholders, held on June 14, 2007, were reported in a Form 8-K, filed with the Securities and Exchange Commission on June 19, 2007.

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

10.1*	—	Amended and Restated 2005 Incentive Award Plan. Previously filed as an exhibit to the Form 8-K filed on June 19, 2007, and incorporated herein by reference.
31.1†	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14 of the Exchange Act of 1934 - Terrence J. Keating.
31.2†	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14 of the Exchange Act of 1934 – David K. Armstrong.
32.1†	—	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

†	Filed herewith
*	Management contract or compensatory agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCURIDE CORPORATION

/s/ Terrence J. Keating	Dated:	August 9, 2007
Terrence J. Keating
Chairman and Chief Executive Officer

/s/ David K. Armstrong	Dated:	August 9, 2007
David K. Armstrong
Chief Financial Officer and General Counsel
Principal Accounting Officer