Form 10-Q
period 2007-09-30
ACCURIDE CORP
filed 2007-11-02
CIK 817979

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007.

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

As of October 31, 2007, 35,349,883 shares of Accuride Corporation common stock, par value $.01 per share, were outstanding.

ACCURIDE CORPORATION

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ACCURIDE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
(In thousands, except for per share data)	2007	2006

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$46,352	$110,204
Customer receivables, net of allowance for doubtful accounts of $1,838 and $2,127 in 2007 and 2006, respectively	106,861	132,482
Other receivables	5,651	10,183
Inventories, net	109,800	103,653
Supplies, net	21,706	22,124
Deferred income taxes	15,813	14,451
Prepaid expenses and other current assets	6,192	5,143
Total current assets	312,375	398,240
PROPERTY, PLANT AND EQUIPMENT, net	273,434	300,806
OTHER ASSETS:
Goodwill	386,953	389,513
Other intangible assets, net	131,388	135,644
Investment in affiliates	850	350
Deferred financing costs, net of accumulated amortization of $3,395 and $2,470 in 2007 and 2006, respectively	7,104	8,029
Other	235	605
TOTAL	$1,112,339	$1,233,187
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$73,664	$107,217
Accrued payroll and compensation	30,852	28,430
Accrued interest payable	5,382	11,406
Income taxes payable	626	4,135
Accrued and other liabilities	31,328	35,711
Total current liabilities	141,852	186,899
LONG-TERM DEBT	572,725	642,725
DEFERRED INCOME TAXES	19,356	39,945
NON-CURRENT INCOME TAXES PAYABLE	11,566	—
OTHER POSTRETIREMENT BENEFIT PLAN LIABILITY	85,831	81,158
PENSION BENEFIT PLAN LIABILITY	10,338	15,096
OTHER LIABILITIES	3,713	3,782
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 5,000 shares authorized and unissued	—	—
Common Stock, $0.01 par value; 100,000 shares authorized, 36,042 and 35,554 shares issued, and 35,338 and 34,850 shares outstanding in 2007 and 2006, respectively	353	349
Additional paid-in-capital	261,775	255,741
Treasury stock — 76 shares at cost in 2007 and 2006	(751)	(751)
Accumulated other comprehensive loss	(25,503)	(23,100)
Retained earnings	31,084	31,343
Total stockholders’ equity	266,958	263,582
TOTAL	$1,112,339	$1,233,187

See notes to unaudited condensed consolidated financial statements.

ACCURIDE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands except per share data)	2007	2006	2007	2006

NET SALES	$220,580	$341,610	$791,143	$1,063,268
COST OF GOODS SOLD	207,289	299,707	725,282	912,231
GROSS PROFIT	13,291	41,903	65,861	151,037
OPERATING EXPENSES:
Selling, general and administrative	13,690	12,636	42,964	39,412
INCOME (LOSS) FROM OPERATIONS	(399)	29,267	22,897	111,625
OTHER INCOME (EXPENSE):
Interest income	399	495	1,336	887
Interest expense	(12,014)	(14,819)	(36,242)	(39,120)
Equity in earnings of affiliate	—	137	—	528
Other income (expense), net	2,524	(127)	5,820	869
INCOME (LOSS) BEFORE INCOME TAXES	(9,490)	14,953	(6,189)	74,789
INCOME TAX PROVISION (BENEFIT)	(8,270)	2,518	(7,978)	23,976
NET INCOME (LOSS)	$(1,220)	$12,435	$1,789	$50,813
Weighted average common shares outstanding—basic	35,324	34,308	35,115	34,145
Basic income (loss) per share	$(0.03)	$0.36	$0.05	$1.49
Weighted average common shares outstanding—diluted	35,324	34,682	35,209	34,577
Diluted income (loss) per share	$(0.03)	$0.36	$0.05	$1.47

See notes to unaudited condensed consolidated financial statements.

ACCURIDE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(In thousands)	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,789	$50,813
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and impairment	44,228	40,092
Amortization — deferred financing costs	925	1,062
Amortization — other intangible assets	4,256	4,149
Loss on disposal of assets	125	1,470
Deferred income taxes	(13,874)	(2,386)
Equity in earnings of affiliates	—	(528)
Non-cash stock-based compensation	1,900	1,000
Changes in certain assets and liabilities:
Receivables	30,153	(33,411)
Inventories and supplies	(5,729)	5,103
Prepaid expenses and other assets	(3,411)	(2,790)
Accounts payable	(25,818)	4,771
Accrued and other liabilities	(7,633)	27,574
Net cash provided by operating activities	26,911	96,919
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(25,162)	(24,782)
Other	270	2,309
Net cash used in investing activities	(24,892)	(22,473)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(70,000)	(40,000)
Increase in revolving credit advance	5,000	25,000
Decrease in revolving credit advance	(5,000)	(25,000)
Other	4,129	3,816
Net cash used in financing activities	(65,871)	(36,184)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(63,852)	38,262
CASH AND CASH EQUIVALENTS—Beginning of period	110,204	48,415
CASH AND CASH EQUIVALENTS—End of period	$46,352	$86,677

Supplemental cash flow information:
Cash paid for interest	$39,129	$45,828
Cash paid for income taxes	$3,419	$5,848

See notes to unaudited condensed consolidated financial statements.

ACCURIDE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AS OF SEPTEMBER 30, 2007 AND DECEMBER 31, 2006
AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, except that the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  However, in the opinion of Accuride Corporation (“Accuride” or the “Company”), all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the condensed consolidated financial statements have been included.

The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007.  The unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited condensed consolidated financial statements and notes thereto disclosed in Accuride’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Earnings Per Common Share — Basic and diluted earnings per common share were computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands except per share data)	2007	2006	2007	2006
Numerator:
Net income (loss)	$(1,220)	$12,435	$1,789	$50,813
Denominator:
Weighted average shares outstanding - Basic	35,324	34,308	35,115	34,145
Effect of dilutive stock options	—	374	94	432
Weighted average shares outstanding - Diluted	35,324	34,682	35,209	34,577
Basic earnings (loss) per common share	$(0.03)	$0.36	$0.05	$1.49
Diluted earnings (loss) per common share	$(0.03)	$0.36	$0.05	$1.47

There is no effect of dilutive awards for purposes of calculating earnings per share for the three months ended September 30, 2007, due to being in a net loss position.  In 2007, there were 25,122 stock options and 468,324 stock appreciation rights that were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.

Derivative Financial Instruments — We use derivative financial instruments as part of our risk management strategy as further described under Item 7A of the 2006 Annual Report on Form 10-K.  The derivative instruments used include interest rate and foreign exchange instruments.  All derivative instruments are recognized on the balance sheet at their estimated fair values. As of September 30, 2007, no derivatives were designated as hedges for financial reporting purposes.

Interest Rate Instruments — We entered into interest rate swap agreements in 2005 as a means of fixing the interest rate on portions of our floating-rate debt.  The total notional amount of outstanding interest rate swap agreements at September 30, 2007 was $250 million, maturing in March of 2008.  Realized gains and losses included in interest expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Realized Gain (Loss)	$646	$689	$1,896	$1,806
Unrealized Gain (Loss)	$(563)	$(2,108)	$(1,357)	$66

Foreign Exchange Instruments — From time to time we use foreign currency forward contracts and option contracts to limit foreign exchange risk on anticipated but not yet committed transactions expected to be denominated in Canadian dollars. At September 30, 2007, we had open foreign exchange forward contracts of $7.9 million.  Included in other income for the three months ended September 30, 2007 are realized gains of $1.0 million and unrealized losses of $0.3 million from these contracts.  For the nine months ended September 30, 2007, we had realized gains of $1.9 million and unrealized gains of $1.7 million from these contracts.

Share-Based Compensation—We account for share-based compensation programs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment.  In the three and nine months ended September 30, 2007, $0.6 million and $1.9 million of pre-tax compensation expense was recognized, respectively.  In the three and nine months ended September 30, 2006, $0.3 million and $1.0 million of pre-tax compensation expense was recognized, respectively. The total income tax benefit recognized for share-based compensation exercises in the statements of operations and in additional paid-in-capital for the three and nine months ended September 30, 2007, was $0.1 million and $1.3 million, respectively. In the nine months ended September 30, 2007, 117,728 stock appreciation rights and 51,128 restricted stock units were granted, with an intrinsic value of $5.2 million. These awards will vest over approximately a four year period.  As of September 30, 2007, there was approximately $6.5 million of unrecognized pre-tax compensation expense related to share-based awards not yet vested that will be recognized over a weighted-average period of 1.2 years.

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

In conjunction with the adoption of FIN 48, we have classified uncertain tax positions as non-current income tax liabilities unless they are expected to be paid within 12 months of the balance sheet date. Penalties and income tax-related interest expense are reported as a component of income tax expense and the related liabilities are included in non-current income taxes payable.  As of January 1, 2007, we recorded a liability of approximately $2.7 million and $2.1 million for the payments of interest and penalties, respectively.  The liability for the payment of interest and penalties did not materially change as of September 30, 2007. The company does not anticipate any significant change in the FIN 48 tax liabilities in the next twelve months.

As of January 1, 2007, we were open to examination in the U.S. federal tax jurisdiction for the 2003-2006 tax years, in Canada for the years of 1997-2006, and in Mexico for the years of 1999-2006. We are currently under audit in the U.S. federal tax jurisdiction for the 2005 tax year, the state of Indiana for the 2005 and 2006 tax years, and the state of Wisconsin for the tax years 2001-2006. We were also open to examination in various state and local jurisdictions for the 2001-2006 tax years, none of which were individually material.

As of January 1, 2007, the total amount of unrecognized tax benefits was $13.4 million, of which $10.4 million would affect the effective tax rate, if recognized.  The amount of unrecognized tax benefits did not materially change as of September 30, 2007.

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

Note 2 - Inventories

Inventories are stated at the lower of cost or market.  We review inventory on hand and write down excess and obsolete inventory based on our assessment of future demand and historical experience.  The components of inventory on a FIFO basis, except at our subsidiary in Mexico, which values inventories using an average cost basis, are as follows:

	September 30, 2007	December 31, 2006
Raw materials	$30,079	$29,437
Work in process	43,911	39,796
Finished manufactured goods	35,810	34,420
Total inventories, net	$109,800	$103,653

Note 3 — Goodwill and Intangible Assets

SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, have been applied to the acquisition of TTI, which occurred on January 31, 2005.  Accordingly, the tangible and identifiable intangible assets and liabilities were adjusted to fair values with the remainder of the purchase price recorded as goodwill.  Additionally, goodwill and indefinite lived intangibles assets (trade names) are not amortized but are reviewed for impairment at least annually or more frequently if impairment indicators arise.  We estimate that aggregate amortization expense for 2007 will be $5.8 million with the following year at $5.3 million, and the following three years at approximately $4.7 million each year.  The summary of goodwill and other intangible assets is as follows:

	Weighted Average	As of September 30, 2007			As of December 31, 2006
	Useful Lives	Gross Amount	Accumulated Amortization	Carrying Amount	Gross Amount	Accumulated Amortization	Carrying Amount
Goodwill	—	$386,953	—	$386,953	$389,513	—	$389,513
Other intangible assets:
Non-compete agreements	3.0	$2,600	$1,703	$897	$2,600	$999	$1,601
Trade names	—	38,080	—	38,080	38,080	—	38,080
Technology	14.7	33,540	6,116	27,424	33,540	4,395	29,145
Customer relationships	29.6	71,500	6,513	64,987	71,500	4,682	66,818
		$145,720	$14,332	$131,388	$145,720	$10,076	$135,644

The following presents the changes in the carrying amount of goodwill for the nine months ended September 30, 2007:

	Wheels	Components	Other	Total
Balance at December 31, 2006	$123,199	$254,219	$12,095	$389,513
Increase from adoption of FIN 48 on January 1, 2007	—	731	—	731
Decrease from other tax resolutions	—	(3,291)	—	(3,291)
Balance at September 30, 2007	$123,199	$251,659	$12,095	$386,953

Goodwill was reduced by $3.3 million in accordance with EITF 93-7, Uncertainties Related to Income Taxes in a Purchase Business Combination, in the three months ended March 31, 2007, due to settlements of tax audits and amendments of previously filed returns.

Note 4 - Property, Plant and Equipment

During the three and nine months ended September 30, 2007, we recorded $0.7 million and $11.8 million, respectively, of additional depreciation of certain assets in our Wheels segment as a result of a reduction of the useful lives of these assets, as discussed in the Form 10-K for the year ended December 31, 2006.

Note 5 - Comprehensive income

Comprehensive income for the three and nine months ended September 30 is summarized as follows:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2007	2006	2007	2006
Net income (loss)	$(1,220)	$12,435	$1,789	$50,813
Other comprehensive income (loss) (net of tax)
Unrealized loss on derivatives	—	—	—	(402)
Pension liability adjustment	(1,087)	82	(2,403)	(546)
Total comprehensive income (loss)	$(2,307)	$12,517	$(614)	$49,865

Included in accumulated other comprehensive income during 2006 are unrealized losses on derivatives that were designated as cash flow hedges in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  During 2007, there have been no derivatives designated as cash flow hedges as defined by SFAS No. 133.  Also included in accumulated other comprehensive income is the impact of pension liability fluctuations in the Canadian dollar to U.S. dollar exchange rate related to our Canadian pension plans in our Wheels segment.

Note 6 - Pension and Other Postretirement Benefit Plans

Components of Net Periodic Benefit Cost for the three and nine months ended September 30:

	For The Three Months Ended September 30,				For The Nine Months Ended September 30,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	2007	2006	2007	2006	2007	2006	2007	2006
Service cost-benefits earned during the year	$853	$1,125	$211	$392	$2,851	$3,416	$854	$1,178
Interest cost on projected benefit obligation	2,661	2,523	1,012	1,213	7,667	7,167	3,394	3,642
Expected return on plan assets	(3,622)	(3,220)	—	—	(10,343)	(9,254)	—	—
Prior service cost and other amortization (net)	566	1,108	(241)	(31)	1,749	2,603	(465)	(95)
Net amount charged to income	$458	$1,536	$982	$1,574	$1,924	$3,932	$3,783	$4,725
Curtailment charge (gain)	—	—	1,228	—	3,187	—	(151)	—
Contractual termination benefits charge	—	—	—	—	6,347	—	—	—
Total amount charged to income	$458	$1,536	$2,210	$1,574	$11,458	$3,932	$3,632	$4,725

For the nine months ended September 30, 2007, we recorded a pre-tax curtailment and other contractual termination benefits of $8.2 million related to a reduction-in-force in our London, Ontario, facility in our Wheels segment. The contractual benefits charge represents a potential partial pension wind-up, which was determined to be probable for purposes of recognizing one-time benefits in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, and SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Plans and Termination Benefits.  During the three months ended September 30, 2007, we recorded a pre-tax curtailment loss of $1.2 million related to a change in post-retirement benefits at our Erie, Pennsylvania, facility.

As of September 30, 2007, $13.8 million has been contributed to our sponsored pension plans.  We presently anticipate contributing an additional $2.2 million to fund our pension plans for a total of $16.0 million in 2007.

Also during the nine months ended September 30, 2007, we recorded $8.2 million of severance costs related to the reduction-in-force as a component of cost of goods sold.  Cash paid for severance costs in the nine months ended September 30, 2007, totaled $2.4 million.

Note 7 — Secondary Offerings

In May and June 2007, we completed secondary stock offerings for 8.6 million shares of common stock on behalf of certain selling shareholders.  The total number of shares of common stock outstanding did not change as a result of these offerings.

All of the shares in the secondary offerings were offered by our current shareholders.  We did not receive any proceeds from the offerings.  We incurred $0.4 million of operating expenses related to the completion of the secondary stock offerings.

Note 8 — Contingencies

We are, from time to time, involved in various legal proceedings of a character normally incident to our business. We do not believe that the outcome of these proceedings will have a material adverse effect on our consolidated financial condition or results of our operations.

As of September 30, 2007, we had an environmental reserve of approximately $2.6 million, related primarily to our foundry operations. This reserve is based on current cost estimates and does not reduce estimated expenditures to net present value, but does take into account the benefit of a contractual indemnity given to us by a prior owner of our wheel-end subsidiary. The failure for the indemnitor to fulfill its obligations could result in future costs that may be material. Any cash expenditures required by us or our subsidiaries to comply with applicable environmental laws and/or to pay for any remediation efforts will not be reduced or otherwise affected by the existence of the environmental reserve. We currently anticipate spending approximately $0.2 million per year in 2007 through 2010 for monitoring the various environmental sites associated with the environmental reserve, including attorney and consultant costs for strategic planning and negotiations with regulators and other potentially responsible parties, and payment of remedial investigation costs.  Based on all of the information presently available to us, we believe that our environmental reserves will be adequate to cover the future costs related to the sites associated with the environmental reserves, and that any additional costs will not have a material adverse effect on our financial condition, results of operations or cash flows.  However, the discovery of additional sites, the modification of existing or the promulgation of new laws or regulations, more vigorous enforcement by regulators, the imposition of joint and several liability under CERCLA or analogous state laws, or other unanticipated events could also result in such a material adverse effect.

The final Iron and Steel Foundry National Emission Standard for Hazardous Air Pollutants, or NESHAP, was developed pursuant to Section 112(d) of the Clean Air Act and requires all major sources of hazardous air pollutants to install controls representative of maximum achievable control technology. We are evaluating the applicability of the Iron and Steel Foundry NESHAP to our foundry operations. If applicable, compliance with the Iron and Steel Foundry NESHAP may result in future significant capital costs, which we currently expect to be approximately $6 million in total during the period 2007 through 2008.  We have incurred no expenditures as of September 30, 2007.

Our operations are subject to federal, state, and local environmental laws, rules, and regulations. Pursuant to the Recapitalization of the Company on January 21, 1998, we were indemnified by Phelps Dodge Corporation with respect to certain environmental liabilities at our Henderson and London facilities, subject to certain limitations.  At our Erie facility, we have obtained an environmental insurance policy to provide coverage with respect to certain environmental liabilities.  Management does not believe that the outcome of any environmental proceedings will have a material adverse effect on our consolidated financial condition or results of operations.

During the fourth quarter of 2006, we were able to resolve a commercial dispute with Ford Motor Company.  As a result of the resolution, we recognized $10.4 million of revenue in 2006, $10.4 million in the nine months ended September 30, 2007, and anticipate recognizing an additional $0.2 million of revenue in the remainder of 2007.  In addition, cash flow increased by $10.0 million in 2006 and $11.0 million in the three months ended June 30, 2007. In 2006, sales to Ford represented less than 6% of our consolidated revenues.

As of September 30, 2007, we had 3,534 employees, of which 951 were salaried employees with the remainder paid hourly. Unions represented approximately 1,700 employees, or 48% of the total. Union contracts expiring in the remainder of 2007 represent 142 employees, or 8% of our total unionized workforce.  We do not anticipate that the outcome of the remaining negotiations will have a material adverse effect on our operating performance or costs.

On January 19, 2007, the Public Works Superintendent of the City of Portland, Tennessee issued a cease and desist order to the Company’s Imperial Group, alleging Imperial Group’s Portland, Tennessee facility was discharging wastewater into the City of Portland’s wastewater treatment system that contained nickel in excess of permit limits.  Imperial Group has fully cooperated with the City of Portland to address the alleged wastewater discharge issue.  On May 1, 2007, Imperial Group received a written demand from the City of Portland for damages and penalties totaling approximately $0.8 million.  Imperial Group is vigorously contesting the City’s demand while engaging in settlement discussions related thereto. Management does not believe that the outcome will have a material adverse effect on our consolidated financial condition or results of operations.

Note 9 — Segment Reporting

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

The accounting policies of the reportable segments are the same as described in Note 1, Significant Accounting Policies.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net Sales
Wheels	$103,732	$163,492	$376,418	$509,686
Components	106,607	167,543	380,022	517,138
Other	10,241	10,575	34,703	36,444
Consolidated Total	$220,580	$341,610	$791,143	$1,063,268

Operating Income (Loss)
Wheels	$6,192	$16,421	$22,323	$61,891
Components	(8,458)	12,143	(3,937)	44,770
Other	1,867	703	4,511	4,964
Consolidated Total	$(399)	$29,267	$22,897	$111,625

			As of September 30,
			2007	2006
Total Assets
Wheels			$461,439	$543,721
Components			609,235	664,700
Other			41,665	50,864
Consolidated Total			$1,112,339	$1,259,285

Note 10 — Guarantor and Non-guarantor Financial Statements

Our 8½% Senior Subordinated Notes due 2015 are fully and unconditionally guaranteed, on a joint and several basis, by substantially all of our 100% owned domestic subsidiaries (“Guarantor Subsidiaries”). The non-guarantor subsidiaries are our foreign subsidiaries.

The following condensed financial information illustrates the composition of the combined Guarantor Subsidiaries:

CONDENSED CONSOLIDATED BALANCE SHEET

	September 30, 2007
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
ASSETS
Cash and cash equivalents	$26,425	$(4,831)	$24,758	—	$46,352
Accounts receivable, net	273,020	196,082	22,509	$(379,099)	112,512
Inventories and supplies	16,897	91,920	23,947	(1,258)	131,506
Other current assets	10,601	10,177	1,227	—	22,005
Total current assets	326,943	293,348	72,441	(380,357)	312,375
Property, plant, and equipment, net	29,276	177,026	67,132	—	273,434
Goodwill	66,973	311,939	8,041	—	386,953
Intangible assets, net	785	130,603	—	—	131,388
Investment in subsidiaries and affiliates	561,076	—	—	(560,226)	850
Deferred tax assets	17,801	19,711	18,518	(56,030)	—
Other non-current assets	7,166	108	65	—	7,339
TOTAL	$1,010,020	$932,735	$166,197	$(996,613)	$1,112,339
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$8,246	$47,246	$18,172	—	$73,664
Accrued payroll and compensation	6,556	13,073	11,223	—	30,852
Accrued interest payable	5,355	11	16	—	5,382
Accrued and other liabilities	151,456	261,804	(2,207)	$(379,099)	31,954
Total current liabilities	171,613	322,134	27,204	(379,099)	141,852
Long term debt	569,625	3,100	—	—	572,725
Deferred and non-current income taxes	(12,690)	76,831	22,811	(56,030)	30,922
Other non-current liabilities	14,514	70,920	14,448	—	99,882
Stockholders’ equity	266,958	459,750	101,734	(561,484)	266,958
TOTAL	$1,010,020	$932,735	$166,197	$(996,613)	$1,112,339

	December 31, 2006
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
ASSETS
Cash and cash equivalents	$84,855	$(4,502)	$29,851	—	$110,204
Accounts receivable, net	316,159	212,591	13,861	$(399,946)	142,665
Inventories and supplies	15,961	81,935	28,932	(1,051)	125,777
Other current assets	8,161	10,249	1,184	—	19,594
Total current assets	425,136	300,273	73,828	(400,997)	398,240
Property, plant, and equipment, net	30,725	186,136	83,945	—	300,806
Goodwill	66,973	314,499	8,041	—	389,513
Intangible assets, net	1,379	134,265	—	—	135,644
Investment in subsidiaries and affiliates	528,839	—	—	(528,489)	350
Deferred tax assets	20,804	19,710	17,278	(57,792)	—
Other non-current assets	8,066	112	456	—	8,634
TOTAL	$1,081,922	$954,995	$183,548	$(987,278)	$1,233,187
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$9,552	$81,469	$16,196	—	$107,217
Accrued payroll and compensation	8,852	15,120	4,458	—	28,430
Accrued interest payable	4,706	22	6,678	—	11,406
Accrued and other liabilities	139,562	264,455	35,775	$(399,946)	39,846
Total current liabilities	162,672	361,066	63,107	(399,946)	186,899
Long term debt	639,625	3,100	—	—	642,725
Deferred income taxes	290	76,342	21,105	(57,792)	39,945
Other non-current liabilities	15,753	71,552	12,731	—	100,036
Stockholders’ equity	263,582	442,935	86,605	(529,540)	263,582
TOTAL	$1,081,922	$954,995	$183,548	$(987,278)	$1,233,187

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2007
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$62,602	$146,243	$51,763	$(40,028)	$220,580
Cost of goods sold	56,209	149,049	42,059	(40,028)	207,289
Gross profit	6,393	(2,806)	9,704	—	13,291
Operating expenses	9,744	3,691	255	—	13,690
Income (loss) from operations	(3,351)	(6,497)	9,449	—	(399)
Other income (expense):
Interest expense, net	(10,555)	(37)	(1,023)	—	(11,615)
Equity in earnings of subsidiaries	4,050	—	—	(4,050)	—
Other income, net	366	104	2,054	—	2,524
Income (loss) before income taxes	(9,490)	(6,430)	10,480	(4,050)	(9,490)
Income tax provision (benefit)	(8,270)	—	—	—	(8,270)
Net income (loss)	$(1,220)	$(6,430)	$10,480	$(4,050)	$(1,220)

	Three Months Ended September 30, 2006
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$106,855	$228,628	$87,585	$(81,458)	$341,610
Cost of goods sold	100,144	203,766	77,255	(81,458)	299,707
Gross profit	6,711	24,862	10,330	—	41,903
Operating expenses	9,726	2,726	184	—	12,636
Income from operations	(3,015)	22,136	10,146	—	29,267
Other income (expense):
Interest expense, net	(13,147)	(14)	(1,163)	—	(14,324)
Equity in earnings of subsidiaries	28,455	—	—	(28,318)	137
Other income, net	(95)	125	(157)	—	(127)
Income before income taxes	12,198	22,247	8,826	(28,318)	14,953
Income tax provision	(237)	—	2,755	—	2,518
Net income	$12,435	$22,247	$6,071	$(28,318)	$12,435

	Nine Months Ended September 30, 2007
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$238,311	$520,745	$207,194	$(175,107)	$791,143
Cost of goods sold	219,100	494,594	186,695	(175,107)	725,282
Gross profit	19,211	26,151	20,499	—	65,861
Operating expenses	32,761	9,565	638	—	42,964
Income from operations	(13,550)	16,586	19,861	—	22,897
Other income (expense):
Interest expense, net	(31,621)	(107)	(3,178)	—	(34,906)
Equity in earnings of subsidiaries	33,400	—	—	(33,400)	—
Other income, net	3,563	338	1,919	—	5,820
Income (loss) before income taxes	(8,208)	16,817	18,602	(33,400)	(6,189)
Income tax provision (benefit)	(9,997)	—	2,019	—	(7,978)
Net income	$1,789	$16,817	$16,583	$(33,400)	$1,789

	Nine Months Ended September 30, 2006
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$339,954	$690,368	$273,571	$(240,625)	$1,063,268
Cost of goods sold	298,291	610,722	243,843	(240,625)	912,231
Gross profit	41,663	79,646	29,728	—	151,037
Operating expenses	30,327	8,523	562	—	39,412
Income from operations	11,336	71,123	29,166	—	111,625
Other income (expense):
Interest expense, net	(34,562)	(68)	(3,603)	—	(38,233)
Equity in earnings of subsidiaries	89,173	—	—	(88,645)	528
Other income, net	1,323	424	(878)	—	869
Income before income taxes	67,270	71,479	24,685	(88,645)	74,789
Income tax provision	16,457	—	7,519	—	23,976
Net income	$50,813	$71,479	$17,166	$(88,645)	$50,813

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2007
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,789	$16,817	$16,583	$(33,400)	$1,789
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,367	21,868	17,993	—	44,228
Amortization – deferred financing costs	909	—	16	—	925
Amortization – other intangible assets	593	3,663	—	—	4,256
Loss on disposal of assets	9	13	103	—	125
Deferred income taxes	(16,276)	—	2,402	—	(13,874)
Equity in earnings of subsidiaries and affiliates	(33,400)	—	—	33,400	—
Non-cash stock-based compensation	1,900	—	—	—	1,900
Change in other operating items	58,710	(30,241)	(40,907)	—	(12,438)
Net cash provided by operating activities	18,601	12,120	(3,810)	—	26,911

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(10,662)	(13,217)	(1,283)	—	(25,162)
Other	(500)	770	—	—	270
Net cash used by investing activities	(11,162)	(12,447)	(1,283)	—	(24,892)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments on long-term and revolving debt	(70,000)	—	—	—	(70,000)
Other	4,129	—	—	—	4,129
Net cash used by financing activities	(65,871)	—	—	—	(65,871)

Increase (decrease) in cash and cash equivalents	(58,432)	(327)	(5,093)	—	(63,852)
Cash and cash equivalents, beginning of period	84,855	(4,502)	29,851	—	110,204
Cash and cash equivalents, end of period	$26,423	$(4,829)	$24,758	$—	$46,352

	Nine Months Ended September 30, 2006
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$50,813	$71,479	$17,166	$(88,645)	$50,813
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and impairment	4,195	20,870	15,027	—	40,092
Amortization – deferred financing costs	905	—	157	—	1,062
Amortization – other intangible assets	594	3,555	—	—	4,149
Loss on disposal of assets	1,439	9	22	—	1,470
Deferred income taxes	255	—	(2,641)	—	(2,386)
Equity in earnings of subsidiaries and affiliates	(89,173)	—	—	88,645	(528)
Non-cash stock-based compensation	1,000	—	—	—	1,000
Change in other operating items	110,027	(83,930)	(24,850)	—	1,247
Net cash provided by operating activities	80,055	11,983	4,881	—	96,919

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(2,882)	(16,375)	(5,525)	—	(24,782)
Other	1,888	421	—	—	2,309
Net cash used by investing activities	(994)	(15,954)	(5,525)	—	(22,473)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments on long-term and revolving debt	(40,000)	—	—	—	(40,000)
Other	3,816	—	—	—	3,816
Net cash used by financing activities	(36,184)	—	—	—	(36,184)

Increase (decrease) in cash and cash equivalents	42,877	(3,971)	(644)	—	38,262
Cash and cash equivalents, beginning of period	11,195	1,241	35,979	—	48,415
Cash and cash equivalents, end of period	$54,072	$(2,730)	$35,335	$—	$86,677

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

Overview

The commercial vehicle market continued to decline in the three months ended September 30, 2007, as predicted.  Current industry forecasts by analysts, including America’s Commercial Transportation (“ACT”) Publications, predict that the North American commercial vehicle industry will decline significantly in 2007 due to a change in emissions standards that became effective in 2007.  Consistent with ACT’s prediction, we experienced reduced demand from the commercial vehicle industry in the first nine months of 2007 compared to the first nine months of 2006.  Net sales for the nine months ended September 30, 2007, were $791.1 million compared to net sales of $1,063.3 million for the nine months ended September 30, 2006.  We anticipate that this variance compared to 2006 will continue during the remainder of 2007.

Our operating challenges are to meet varying levels of production while improving our internal productivity and mitigating the margin pressure from rising material costs.

For the nine months ended September 30, 2007, we reduced our senior debt by $70.0 million from existing cash reserves.

During the fourth quarter of 2006, we were able to resolve a commercial dispute with Ford Motor Company.  As a result of the resolution, we recognized $10.4 million of revenue in 2006 and $10.4 million in the nine months ended September 30, 2007.  In addition, cash flow increased by $10.0 million in 2006 and $11.0 million in the three months ended June 30, 2007. In 2006, sales to Ford represented less than 6% of our consolidated revenues.

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

Results of Operations

Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006

The following table sets forth certain income statement information of Accuride for the three months ended September 30:

(Amounts in thousands, except per share data)	September 30, 2007		September 30, 2006
Net sales:
Wheels	$103,732	47.0%	$163,492	47.9%
Components	106,607	48.4%	167,543	49.0%
Other	10,241	4.6%	10,575	3.1%
Total net sales	$220,580	100.0%	$341,610	100.0%
Gross profit	13,291	5.9%	41,903	12.3%
Operating expenses	13,690	6.2%	12,636	3.7%
Income (loss) from operations	(399)	(0.2)%	29,267	8.6%
Interest expense, net	(11,615)	(5.3)%	(14,324)	(4.2)%
Equity in earnings of affiliate	—	—	137	0.0%
Other income, net	2,524	1.1%	(127)	0.0%
Income tax provision (benefit)	(8,270)	(3.7)%	2,518	0.7%
Net income (loss)	$(1,220)	(0.6)%	$12,435	3.6%
Other Data:
Weighted average common shares outstanding—basic	35,324		34,308
Basic income (loss) per share	$(0.03)		$0.36
Weighted average common shares outstanding—diluted	35,324		34,682
Diluted income (loss) per share	$(0.03)		$0.36

Net Sales. Net sales for the three months ended September 30, 2007 were $220.6 million, which was a decrease of 35.4%, compared to net sales of $341.6 million for the three months ended September 30, 2006. The decrease in net sales was realized in our Wheels and Components segments and was a result of the reduced demand as a result of emission standards that became effective in 2007, partially offset by $9.2 million of increased pricing to offset increased material costs. We anticipate the revenue variance compared to prior year will continue through the remainder of 2007.

Gross Profit. Due to the reduced sales demand and operating inefficiencies related to low production volume, gross profit decreased $28.6 million to $13.3 million for the three months ended September 30, 2007 from $41.9 million for the three months ended September 30, 2006. As expected with the change in sales demand, gross profit as a percent of sales dropped from 12.3% to 6.1%. The Components segment was most affected by the reduced sales demand and low production volume, evident by its gross margin for the three months ended September 30, 2006, of 9.4% dropping to (4.0%) for the three months ended September 30, 2007. Included in the three months ended September 30, 2007, was a $1.2 million charge related to a change in post-employment benefits in our facility in Erie, Pennsylvania.

Operating Expenses. Operating expenses increased by $1.1 million to $13.7 million in the three months ended September 30, 2007, from $12.6 million in the three months ended September 30, 2006, due to $1.0 million of start-up costs related to our Anniston, Alabama, facility.

Interest Expense, net. Net interest expense decreased $2.7 million to $11.6 million for the three months ended September 30, 2007 from $14.3 million for the three months ended September 30, 2006. The decrease is attributable to a decrease in interest expense related to reduced debt and $0.6 million of unrealized losses from our interest rate swap agreements in the current period compared to $2.1 million of unrealized losses in the prior year’s results. Debt as of September 30, 2007, was $582.7 million compared to debt of $667.7 million as of September 30, 2006.

Other Income, net. Gains related to currency, specifically the Canadian dollar, resulted in a $2.5 million gain in the three months ended September 30, 2007. The Canadian dollar to U.S. dollar exchange rate moved from $0.939 on June 30, 2007 to $1.006 on September 30, 2007, an increase of 7.1%.

Income Tax Provision. The income tax benefit recorded of $8.3 million in the three months ended September 30, 2007, was $10.8 million higher than the $2.5 million expense in the three months ended September 30, 2006, due to the decrease in pre-tax earnings of $24.4 million and the impact of foreign currency exchange rates during 2007. The effective rate for the three months ended September 30, 2006 was 16.8% which included certain adjustments for management’s change in expected realization of loss carryforwards and resolutions of tax contingency reserves. The differences between the effective rates and statutory rates for our U.S. and Mexico tax jurisdictions have not changed significantly. However, recent changes in the Canadian dollar to U.S. dollar exchange rates during the quarter have resulted in a pre-tax loss (and, therefore an income tax benefit) for our Canadian tax jurisdiction, whereas we recorded pre-tax income under U.S. GAAP.

Net Income (Loss). We had net loss of $1.2 million for the three months ended September 30, 2007 compared to net income of $12.4 million for the three months ended September 30, 2006. This was primarily a result of the lower gross profit due to the reduction in sales demand.

Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006

The following table sets forth certain income statement information of Accuride for the nine months ended September 30:

(Amounts in thousands, except per share data)	September 30, 2007		September 30, 2006
Net sales:
Wheels	$376,418	47.6%	$509,686	47.9%
Components	380,022	48.0%	517,138	48.7%
Other	34,703	4.4%	36,444	3.4%
Total net sales	$791,143	100.0%	$1,063,268	100.0%
Gross profit	65,861	8.3%	151,037	14.2%
Operating expenses	42,964	5.4%	39,412	3.7%
Income from operations	22,897	2.9%	111,625	10.5%
Interest expense, net	(34,906)	(4.4)%	(38,233)	(3.6)%
Equity in earnings of affiliate	—	—	528	0.1%
Other income, net	5,820	0.7%	869	0.1%
Income tax provision (benefit)	(7,978)	1.0%	23,976	2.3%
Net income	$1,789	0.2%	$50,813	4.8%
Other Data:
Weighted average common shares outstanding—basic	35,115		34,145
Basic income per share	$0.05		$1.49
Weighted average common shares outstanding—diluted	35,209		34,577
Diluted income per share	$0.05		$1.47

Net Sales. Net sales for the nine months ended September 30, 2007 were $791.1 million, which was a decrease of 25.6% compared to net sales of $1,063.3 million for the nine months ended September 30, 2006. The decrease in net sales was realized in our Wheels and Components segments and was primarily a result of the reduced demand due to a change of emission standards that became effective in 2007, partially offset by $10.4 million of revenue resulting from a resolution of a commercial dispute with a customer in our Wheels segment and $20.9 million of other price increases to offset increased material costs. We anticipate the revenue variance compared to prior year will continue through the remainder of 2007.

Gross Profit. Gross profit decreased $85.1 million to $65.9 million for the nine months ended September 30, 2007 from $109.1 million for the nine months ended September 30, 2006 due to the reduced sales demand and operating inefficiencies related to low production volume. Gross profit as a percent of sales dropped from 14.2% to 8.3%, which is mostly realized in our Components segment, evident by its gross margin for the nine months ended September 30, 2006, of 10.7% dropping to 2.1% for the nine months ended September 30, 2007. Included in the current year’s results in our Wheels segment is additional depreciation expense of $11.8 million due to the reduction in certain assets’ useful lives, severance and other benefit charges of $17.5 million related to a reduction-in-force in our Canadian facility, and other benefit charges of $1.2 million related to a change in post-employment benefits in our facility in Erie, Pennsylvania.

Operating Expenses. Operating expenses increased $3.6 million to $43.0 million for the nine months ended September 30, 2007 from $39.4 million for the nine months ended September 30, 2006. This was primarily due to year over year increases in non-cash share-based compensation expense of $0.9 million, start-up costs for our facility in Alabama of $1.0 million, and audit and other consulting fees of $1.5 million, which includes expenses related to the secondary stock offerings by selling shareholders in the current year.

Interest Expense, net. Net interest expense decreased $3.3 million to $34.9 million for the nine months ended September 30, 2007 from $38.2 million for the nine months ended September 30, 2006. The reduction of expense is attributable to a decrease in interest expense related to reduced debt, partially offset by $1.4 million of unrealized losses from our interest rate swap agreements in the current year compared to $0.1 million of unrealized gains in the prior year’s results. Total debt as of September 30, 2007, was $572.7 million compared to $657.7 million as of September 30, 2006.

Income Tax Provision. The income tax benefit recorded of $8.0 million in the nine months ended September 30, 2007, was $32.0 million higher than the $24.0 million expense in the nine months ended September 30, 2006, which was due to the decrease in pre-tax earnings of $68.6 million and the impact of foreign currency exchange rates during 2007. The effective rate for the nine months ended September 30, 2006, was 32.1%, which included certain adjustments for management’s change in expected realization of loss carryforwards and resolutions of tax contingency reserves. The differences between the effective rates and statutory rates for our U.S. and Mexico tax jurisdictions have not changed significantly. However, recent changes in the Canadian dollar to U.S. dollar exchange rates during the period have resulted in a pre-tax loss (and, therefore, an income tax benefit) for our Canadian tax jurisdiction, whereas we recorded pre-tax income under U.S. GAAP.

Net Income. We had net income of $2.6 million for the nine months ended September 30, 2007 compared to net income of $50.8 million for the nine months ended September 30, 2006. This was primarily a result of the lower gross profit due to the reduction in sales demand and the additional depreciation, severance and other benefit charges.

Changes in Financial Condition

At September 30, 2007, we had total assets of $1,112.3 million, compared to $1,233.2 million at December 31, 2006. The $120.9 million, or 9.8%, decrease in total assets during the nine months ended September 30, 2007 primarily resulted from payments of debt of $70.0 million and a reduction of net property, plant, and equipment due to $44.4 million of depreciation offset by $17.4 million of additions.

Working capital, defined as current assets (excluding cash) less current liabilities, increased $23.1 million from December 31, 2006, to September 30, 2007. Significant changes in working capital from December 31, 2006 included:

•            a decrease in net customer receivables of $25.6 million due to reduced sales leading up to the end of the period;

•            a decrease in other receivables of $4.5 million primarily due to insurance claim receipts of $3.8 million;

•            an increase in inventories of $6.1 million due to the draw-down of inventories at December 31, 2006;

•            a decrease in current income taxes payable of $3.5 million due primarily to timing of tax payments and reduced pre-tax income;

•            a decrease in accounts payable of $33.5 million due to reduced purchases for production related to reduced sales demand;

•            a decrease in accrued interest liability of $6.0 million due to timing of interest payments from our notes; and

•            a decrease in other liabilities of $4.4 million due to a resolution of a commercial dispute with a customer.

Capital Resources and Liquidity

Our primary sources of liquidity during the nine months ended September 30, 2007 were cash from operations, cash reserves, and our $125 million revolving credit facility, which is not currently drawn as discussed below.

We believe that cash from operations, existing cash reserves, and availability under the revolving credit facility will provide adequate funds for our working capital needs, planned capital expenditures and debt service obligations for the next twelve months and the foreseeable future. Our ability to fund working capital needs, planned capital expenditures, scheduled debt payments, and to comply with all of the financial covenants under our credit agreement, depends on our future operating performance and cash flow, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

Operating Activities

Net cash provided by operating activities during the first nine months of 2007 amounted to $26.9 million compared to $96.9 million for the comparable period in 2006. The primary differences were lower net income due to reduced sales demand and changes in working capital . The fluctuations in working capital were a result of the reduced sales demand and production in 2007 compared to the same period in 2006, which saw an increase in revenue from the end of the previous year.

Investing Activities

Net cash used in investing activities totaled $24.9 million for the nine months ended September 30, 2007 compared to a use of $22.5 million for the nine months ended September 30, 2006. Included in 2006 was $1.9 million of proceeds from the sale of property in Tennessee. Included in 2007 was $0.4 million of proceeds from the sale of property in Pennsylvania.

Our most significant cash outlays for investing activities are the purchases of property, plant and equipment. Our capital expenditures in 2006 were $42.2 million. Capital expenditures for 2007 are expected to be approximately $40 million, which we expect to fund through our cash from operations or existing cash reserves.

Financing Activities

Net cash used in financing activities totaled $65.9 million for the nine months ended September 30, 2007 compared to $36.2 million for the comparable period in 2006. We reduced debt by $70.0 million in the nine months ended September 30, 2007 with cash reserves. The $4.1 million of inflows in the current year are related to employee stock option exercises.

Bank Borrowing. In connection with the TTI merger, we entered into a Fourth Amended and Restated Credit Agreement consisting of (1) a new term credit facility (the Term B Loan Facility) in an aggregate principal amount of $550.0 million that will mature on January 31, 2012 and (2) a revolving credit facility (the “New Revolver”) in an aggregate principal amount of $125.0 million (comprised of a new $95.0 million U.S. revolving credit facility and the continuation of a $30.0 million Canadian revolving credit facility) that will terminate on January 31, 2010. As of September 30, 2007, $304.6 million was outstanding under the Term B Loan Facility, and the New Revolver was not drawn. The Term B Loan Facility requires quarterly amortization payments of $1.4 million that commenced on September 30, 2005, with the balance paid on the maturity date for the Term B Loan Facility. As of September 30, 2007, the regularly scheduled payments due through December 31, 2011 were prepaid without penalty. The interest rates per annum applicable to loans under our new senior credit facilities are, at the option of the Company or Accuride Canada Inc., as applicable, a base rate or Eurodollar rate plus, in each case, an applicable margin which is subject to adjustment based on our leverage ratio. The base rate is a fluctuating interest rate equal to the highest of (a) the base rate reported by Citibank, N.A. (or, with respect to the Canadian revolving credit facility, the reference rate of interest established or quoted by Citibank Canada for determining interest rates on U.S. dollar denominated commercial loans made by Citibank Canada in Canada), (b) a reserve adjusted three-week moving average of offering rates for three-month certificates of deposit plus one-half of one percent (0.5%) and (c) the federal funds effective rate plus one-half of one percent (0.5%). The obligations under our new senior credit facilities are guaranteed by all of our domestic subsidiaries. The loans under the new senior credit facilities are secured by, among other things, a lien on substantially all of our U.S. properties and assets and of our domestic subsidiaries and a pledge of 65% of the stock of our foreign subsidiaries. The loans under the Canadian revolving facility are also secured by substantially all of the properties and assets of Accuride Canada Inc.

Initial Public Offering. On April 26, 2005, we completed our initial public offering (“IPO”). Net proceeds from the IPO were $89.6 million. We used all of the net proceeds from the IPO as well as other available cash as part of our repayment in April 2005 of $93.0 million of the Term B Loan Facility. This prepayment was not subject to a prepayment penalty.

Restrictive Debt Covenants. Our senior credit facilities contain numerous financial and operating covenants that limit the discretion of management with respect to certain business matters. These covenants place significant restrictions on, among other things, our ability to incur additional debt, to pay dividends, to create liens, to make certain payments and investments and to sell or otherwise dispose of assets and merge or consolidate with other entities. We are also required to meet certain financial ratios and tests, including a leverage ratio, an interest coverage ratio and a fixed charge coverage ratio. Failure to comply with the obligations contained in the credit documents could result in an event of default, and possibly the acceleration of the related debt and the acceleration of debt under other instruments evidencing indebtedness that may contain cross-acceleration or cross-default provisions. As of September 30, 2007, and currently, we are in compliance with our financial covenants and ratios.

Senior Subordinated Notes. In connection with the TTI merger, we issued $275.0 million aggregate principal amount of 8 1/2% senior subordinated notes due 2015 in a private placement transaction. Interest on the senior subordinated notes is payable on February 1 and August 1 of each year. The notes mature on February 1, 2015 and may be redeemed, at our option, in whole or in part, at any time on or before February 1, 2010 at a price equal to 100% of the principal amount, plus an applicable make-whole premium, and accrued and unpaid interest and special interest if any, to the date of redemption, and on or after February 1, 2010 at certain specified redemption prices. In addition, on or before February 1, 2008, we may redeem up to 40% of the aggregate principal amount of the senior subordinated notes issued under the indenture with the proceeds of certain equity financings. The new senior subordinated notes are general unsecured obligations (1) subordinated in right of payment to all of our and the guarantors’ existing and future senior indebtedness, including any borrowings under our new senior credit facilities; (2) equal in right of payment with any of our and the guarantors’ existing and future senior subordinated indebtedness; (3) senior in right of payment to all of our and the guarantors’ existing and future subordinated indebtedness and (4) structurally subordinated to all obligations of our subsidiaries that do not guarantee the outstanding notes. On September 15, 2005, we completed an exchange offer of these senior subordinated notes for substantially identical notes registered under the Securities Act of 1933, as amended. As of September 30, 2007, those Notes remain outstanding.

Contractual Obligations. Our 2006 Annual Report on Form 10-K contains a table detailing our contractual cash obligations as of December 31, 2006.  A significant change to our contractual cash obligations since December 31, 2006 is an uncertain tax liability of $16.1 million as of September 30, 2007.  As described in Recent Accounting Adoptions, we adopted the provisions of FIN No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  It is not possible to determine in which future period the tax liability might be paid out.

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

•                  failure to comply with the obligation in our credit and debt agreements, including compliance with certain financial ratios and tests, could result in an event of default and possibly the acceleration of the related debt and the acceleration of debt under other instruments evidencing debt that may contain cross-acceleration or cross-default provisions;

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

Foreign Currency Risk
Certain forecasted transactions, assets, and liabilities are exposed to foreign currency risk.  We monitor our foreign currency exposures to maximize the overall effectiveness of our foreign currency derivatives.  The principal currency of exposure is the Canadian dollar.  Foreign exchange forward contracts and option contracts are used to offset the impact of the variability in exchange rates on our operations, cash flows, assets and liabilities.  At September 30, 2007, we had open foreign exchange forward contracts of $7.9 million.

Raw Material/Commodity Price Risk

We rely upon the supply of certain raw materials and commodities in our production processes and have entered into long-term supply contracts for our steel and aluminum requirements.  The exposures associated with these commitments are primarily managed through the terms of the sales, supply, and procurement contracts.  From time to time, we use commodity price swaps and futures contracts to manage the variability in certain commodity prices.  At September 30, 2007, we had open material commodity price swaps with a value of $0.2 million.

Interest Rate Risk
We use long-term debt as a primary source of capital in our business.  The following table presents the principal cash repayments and related weighted average interest rates by maturity date for our long-term fixed-rate debt and other types of long-term debt as of September 30, 2007:

(Dollars in thousands)	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
Long-term Debt:
Fixed	—	—	—	—	—	$275,000	$275,000	$264,000
Average Rate	—	—	—	—	—	8.50%	8.50%
Variable	—	—	—	—	—	$297,725	$297,725	$293,306
Average Rate	—	—	—	—	—	7.84%	7.84%

We have used interest rate swaps to alter interest rate exposure between fixed and variable rates on a portion of our long-term debt.  As of September 30, 2007, we had one interest rate swap agreement of $250.0 million outstanding that will mature in March 2008.  Under the terms of the interest rate swap agreements entered into in March 2005, we agreed with the counterparty to exchange, at specified intervals, the difference between 3.55% from March 2005 through March 2006, 4.24% from March 2006 through March 2007, and 4.43% from March 2007 through March 2008, and the variable rate interest amounts calculated by reference to the notional principal amount.

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

4.5	—

Stockholders’ Agreement, dated January 21, 1998, as amended and assigned, by and among Accuride Corporation, RSTW Partners III, L.P. (as successor to Phelps Dodge Corporation) and Hubcap Acquisition L.L.C. Previously filed as an exhibit to Amendment 2, filed March 25, 2005, to Form S-1 effective April 25, 2005 (Reg. No. 333-121944) and incorporated herein by reference.

4.6*	—

Form of Stockholders’ Agreement by and among Accuride Corporation, certain employees and Hubcap Acquisition L.L.C. Previously filed as an exhibit to the Form S-4 effective July 23, 1998 (Reg. No. 333-50239) and incorporated herein by reference.

4.7*	—

Form of Amendment to Stockholders’ Agreement by and among Accuride Corporation, certain employees and the Hubcap Acquisition L.L.C. Previously filed as an exhibit to Amendment No. 1, filed September 22, 2005 (Reg. No. 333-128327) and incorporated herein by reference.

4.8	—

Bond Guaranty Agreement dated as of March 1, 1999 by Bostrom Seating, Inc. in favor of NBD Bank as Trustee. Previously filed as an exhibit to Amendment No. 1 filed on February 23, 2005 to the Form S-1 effective April 25, 2005 (Reg. No. 333-121944) and incorporated herein by reference.

10.1*	—	Amended and Restated 2005 Incentive Award Plan. Previously filed as an exhibit to the Form 8-K filed on September 19, 2007, and incorporated herein by reference.
10.2*	—	Amended and Restated Directors’ Deferred Compensation Plan, previously filed as an exhibit to the Form 8-K filed on October 29, 2007, and incorporated herein by reference.
10.3†	—

Termination of Shareholder Rights Agreement, dated September 15, 2007, by and among Accuride Corporation, Hubcap Acquisition L.L.C., Trimaran Capital, L.L.C., Trimaran Fund II, L.L.C., Trimaran Parallel Fund II, L.P., CIBC Employee Private Equity Fund (Trimaran) Partners, and CIBC Capital Corporation.

31.1†	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14 of the Exchange Act of 1934 — John R. Murphy.
31.2†	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14 of the Exchange Act of 1934 — David K. Armstrong.
32.1†	—	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

†              Filed herewith

*              Management contract or compensatory agreement

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCURIDE CORPORATION

/s/ John R. Murphy	Dated:	November 2, 2007
John R. Murphy
President and Chief Executive Officer

/s/ David K. Armstrong	Dated:	November 2, 2007
David K. Armstrong
Chief Financial Officer and General Counsel
Principal Accounting Officer