Form 10-K
period 2007-12-31
ACCURIDE CORP
filed 2008-03-17
CIK 817979

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐  No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates based on the New York Stock Exchange closing price as of June 30, 2007 (the last business day of registrant’s most recently completed second fiscal quarter) was approximately $542,794,382.  This calculation does not reflect a determination that such persons are affiliates of registrant for any other purposes.

The number of shares of Common Stock, $.01 par value, of Accuride Corporation outstanding as of March 13, 2008 was 35,413,719.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2008 Annual Meeting of stockholders are incorporated by reference in Part III of this Form 10-K.

ACCURIDE CORPORATION

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2007

PART I

Item 1. Business

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

Our primary product lines are standard equipment used by a majority of North American heavy- and medium-duty truck OEMs, creating a significant barrier to entry. We believe that substantially all heavy-duty truck models manufactured in North America contain one or more of our components.

Our diversified customer base includes substantially all of the leading commercial vehicle OEMs, such as Daimler Truck North America, LLC, with its Freightliner, Sterling and Western Star brand trucks, PACCAR, Inc., with its Peterbilt and Kenworth brand trucks, International Truck and Engine Corporation, with its International brand trucks, and Volvo Truck Corporation, or Volvo/Mack, with its Volvo and Mack brand trucks. Our primary commercial trailer customers include leading commercial trailer OEMs, such as Great Dane Limited Partnership and Wabash National, Inc. Our major light truck customer is General Motors Corporation. Our product portfolio is supported by strong sales, marketing and design engineering capabilities and is manufactured in 23 strategically located, technologically-advanced facilities across the United States, Mexico, and Canada.

Our business consists of seven operating segments that design, manufacture, and distribute components for trucks, trailers, and other vehicles. These operating segments are aggregated into three reportable segments as each reportable segment has similar economic characteristics, products and production processes, class of customer and distribution methods. The Wheels segment’s products consist of wheels for heavy- and medium-duty trucks and commercial trailers.  The Components segment’s products consist of truck body and chassis parts, wheel-end components and assemblies, and seats.  The Other segment’s products primarily consist of other commercial vehicle components, including steerable drive axles and gearboxes. We believe this segmentation is appropriate based upon management’s operating decisions and performance assessment. Our financial results for the previous three fiscal years are discussed in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operation” and “Item 8: Financial Statements and Supplementary Data” of this Annual Report.

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

On January 31, 2005, pursuant to the terms of an agreement and plan of merger, a wholly owned subsidiary of Accuride was merged with and into Transportation Technologies Industries, Inc., or TTI, resulting in TTI becoming a wholly owned subsidiary of Accuride, which we refer to as the TTI merger. Upon consummation of the TTI merger, the stockholders of Accuride prior to consummation of the TTI merger owned 66.88% of the common stock of the combined company and the former stockholders of TTI owned 33.12% of the common stock of the combined company. TTI was founded as Johnstown America Industries, Inc. in 1991 in connection with the purchase of Bethlehem Steel Corporation’s freight car manufacturing operations. After an initial public offering in July 1993, TTI continued to grow and transform its business through a series of acquisitions in the truck components industry completed between 1995 and 1999, which, together with continuing improvement in market conditions in the truck component industry, represented substantially all of its sales growth during such period. Following the sale of TTI’s freight car operations in June 1999, it changed its name to Transportation Technologies Industries, Inc. In March 2000, TTI was acquired in a going-private transaction by an investor group led by its management and Trimaran Capital Partners, or Trimaran.

Initial Public Offering

We completed the initial public offering of 11 million shares of our common stock on April 26, 2005, and our common stock has continued to trade on the New York Stock Exchange under the symbol “ACW.”  We used the net proceeds of approximately $89.6 million from the IPO to repay a portion of our long-term debt.

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

Wheels (Approximately 47% of our 2007 net sales and 48% of our 2006 net sales and 2005 pro forma net sales)

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

•      Light truck steel wheels. We manufacture light truck single and dual steel wheels that range in diameter from 16” to 20” for customers such as General Motors and DaimlerChrysler Corporation. We are focused on larger diameter wheels designed for select truck platforms used for carrying heavier loads.

Wheel-End Components and Assemblies (Approximately 20% of our 2007 net sales, 21% of our 2006 net sales, and 22% of our 2005 pro forma net sales)

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

Truck Body and Chassis Parts (Approximately 14% of our 2007 and 2006 net sales and 12% of our 2005 pro forma net sales)

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

Seating Assemblies (Approximately 5% of our 2007 net sales and 6% of our 2006 net sales and our 2005 pro forma net sales)

Under the Bostrom brand name, we design, engineer and manufacture air suspension and static seating assemblies for heavy- and medium-duty trucks, the related aftermarket, and school and transit buses. The majority of North American heavy-duty truck manufacturers offer our seats as standard equipment or as an option.

Seating assemblies are primarily differentiated on comfort, price, and quality, with driver comfort being especially important given the substantial amount of time that truck drivers spend on the road. Our seating assemblies typically utilize a “scissor-type” suspension, which we believe offers superior cushioning for the driver.

Other Components (Approximately 15% of our 2007 net sales, 11% of our 2006 net sales, and 12% of our 2005 pro forma net sales)

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

Customers

We market our components to more than 1,000 customers, including most of the major North American heavy- and medium-duty truck and commercial trailer OEMs, as well as to the major aftermarket suppliers, including OEM dealer networks, wholesale distributors, and aftermarket buying groups. Our largest customers are Freightliner, PACCAR, International, and Volvo/ Mack, which combined accounted for approximately 55% of our net sales in 2007. We have long-term relationships with our larger customers, many of whom have purchased components from us or our predecessors for more than 45 years. We garner repeat business through our reputation for quality and position as a standard supplier for a variety of truck lines. We believe that we will continue to be able to effectively compete for our customers’ business due to the high quality of our products, the breadth of our product portfolio, and our continued innovation.

Sales and Marketing

We have an integrated, corporate-wide sales and marketing group. We have dedicated salespeople and sales engineers who reside near the headquarters of each of the four major truck OEMs and who spend substantially all of their professional time coordinating new sales opportunities and developing our relationship with the OEMs.  These sales professionals function as a single point of contact with the OEMs, providing “one-stop shopping” for all of our products. Each brand has marketing personnel who, together with applications engineers, have in-depth product knowledge and provide support to the designated OEM salespeople.

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

International Sales

We consider sales to customers outside of the United States as international sales. International sales were $139.5 million, or approximately 14%, of our 2007 net sales.  For additional information, see Note 12 to the “Notes to Consolidated Financial Statements” included herein.

Manufacturing

We operate 23 facilities, which are characterized by advanced manufacturing capabilities, in North America. Our U.S. manufacturing operations are located in Alabama, California, Illinois, Indiana, Kentucky, Ohio, Pennsylvania, Tennessee, Texas, Virginia, Washington, and Wisconsin. In addition, we have manufacturing facilities in Canada and Mexico. These facilities are strategically located to meet our manufacturing needs and the demands of our customers.

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

The competitive landscape for each of our brands is unique. Our primary competitors in the wheel markets include Alcoa Inc., ArvinMeritor, Inc., and Hayes Lemmerz International, Inc. The competition in the wheel-ends and assemblies markets for heavy-duty trucks and commercial trailers is ArvinMeritor, Consolidated Metco Inc., and Webb Wheel Products Inc. The truck body and chassis parts markets are fragmented and characterized by many small private companies. The seating assemblies market has a limited number of competitors, with National Seating Company as our main competitor. Our major competitors in the industrial components market include 10 to 12 foundries operating in the Midwest and Southern regions of the United States and Mexico.

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

We obtain aluminum for our wheel products through third-party suppliers. We believe that aluminum is readily available from a variety of sources. Aluminum prices have been volatile from time-to-time and increased significantly during 2005 before dropping off in the fourth quarter of 2007. We attempt to minimize such impact through selected customer supported hedge agreements, supplier agreements and customer price increases.

Major raw materials for our wheel-end and industrial component products are steel scrap and pig iron. We do not have any long-term contractual commitments with any steel scrap or pig iron suppliers, but do not anticipate having any difficulty in obtaining steel scrap or pig iron due to the large number of potential suppliers and our position as a major purchaser in the industry. A portion of the increases in steel scrap prices for our wheel-ends and industrial components are passed-through to most of our customers by way of a fluctuating surcharge, which is calculated and adjusted on a periodic basis. Other major raw materials include silicon sand, binders, sand additives and coated sand, which are generally available from multiple sources. Coke and natural gas, the primary energy sources for our melting operations, have historically been generally available from multiple sources, and electricity, another of these energy sources, has historically been generally available.

The main raw materials for our truck body and chassis parts are sheet and formed steel and aluminum. Certain price increases for these raw materials are passed-through to our largest customers for those parts on a contractual basis. We purchase major fabricating and seating materials, such as fasteners, steel, foam, fabric and tube steel, from multiple sources, and these materials have historically been generally available.

Employees and Labor Unions

As of December 31, 2007, we had approximately 3,500 employees, of which 927 were salaried employees with the remainder paid hourly. Unions represent approximately 1,650 of our employees, or 47% of the total. We have collective bargaining agreements with several unions, including (1) the United Auto Workers (“UAW”), (2) the International Brotherhood of Teamsters (“Teamsters”), (3) the United Steelworkers, (4) the International Association of Machinists and Aerospace Workers (“Machinists”), (5) the National Automobile, Aerospace, Transportation, and General Workers Union of Canada (“CAW”) and (6) El Sindicato Industrial de Trabajadores de Nuevo Leon.

Each of our unionized facilities has a separate contract with the union that represents the workers employed at such facility. The union contracts expire at various times over the next few years with the exception of our union contract that covers the hourly employees at our Monterrey, Mexico, facility, which expires on an annual basis in January unless otherwise renewed. The 2008 negotiations in Monterrey were successfully completed prior to the expiration of our union contract.  There is one contract expiring on August 31, 2008 for our Fabco facility in California. We do not anticipate that the outcome of these negotiations will have a material adverse effect on our operating performance or costs. Our contract with the UAW at our Rockford, Illinois, facility expired in November 2007.  We were not able to negotiate a mutually acceptable agreement with the UAW, and as a result on November 18, 2007, we began an indefinite lock-out in order to protect the supply of products to our customers as well as provide security for facility personnel and equipment.  On March 9, 2008, the workers represented by the UAW voted to approve a new contract.  Although we expect the UAW workers to return to work in the near future, we continue to operate the facility with salaried employees and outside contractors.  While we did not experience a supply disruption to our customers during the lockout, there is no guarantee that the lock-out and the reinstatement of the unionized workforce will not have a material adverse affect on pre-tax earnings in 2008.

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

Cyclical and Seasonal Industry

The commercial vehicle components industry is highly cyclical and, in large part, depends on the overall strength of the demand for heavy- and medium-duty trucks. These industries have historically experienced significant fluctuations in demand based on factors such as general economic conditions, gas prices, interest rates, government regulations, and consumer confidence. From mid-2000 through 2003, the industry was in a severe downturn.  From 2004 though 2006, major OEM customers experienced an upturn in net orders, which resulted in stronger industry conditions. Since the second quarter of 2007, the commercial vehicle market has experienced a severe drop in production as predicted by analysts, including America’s Commercial Transportation (“ACT”) Publications.  This is mostly due to changes in emissions standards that became effective in 2007.  We expect that demand for our products in 2008 will be similar to 2007 from a full year perspective.

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

As of December 31, 2007, we had an environmental reserve of approximately $2.6 million, related primarily to TTI’s foundry operations. This reserve is based on current cost estimates and does not reduce estimated expenditures to net present value, but does take into account the benefit of a contractual indemnity given to us by a prior owner of our wheel-end subsidiary. The failure of the indemnitor to fulfill its obligations could result in future costs that may be material. Any cash expenditures required by us or our subsidiaries to comply with applicable environmental laws and/or to pay for any remediation efforts will not be reduced or otherwise affected by the existence of the environmental reserve. We currently anticipate spending approximately $0.2 million per year in 2008 through 2011 for monitoring the various environmental sites associated with the environmental reserve, including attorney and consultant costs for strategic planning and negotiations with regulators and other potentially responsible parties, and payment of remedial investigation costs. Based on all of the information presently available to us, we believe that our environmental reserves will be adequate to cover the future costs related to the sites associated with the environmental reserves, and that any additional costs will not have a material adverse effect on our financial condition, results of operations or cash flows. However, the discovery of additional sites, the modification of existing or the promulgation of new laws or regulations, more vigorous enforcement by regulators, the imposition of joint and several liability under CERCLA or analogous state laws, or other unanticipated events could also result in such a material adverse effect.

The final Iron and Steel Foundry National Emission Standard for Hazardous Air Pollutants, or NESHAP, was developed pursuant to Section 112(d) of the Clean Air Act and requires all major sources of hazardous air pollutants to install controls representative of maximum achievable control technology. We are evaluating the applicability of the Iron and Steel Foundry NESHAP to our foundry operations. If applicable, compliance with the Iron and Steel Foundry NESHAP may result in future significant capital costs, which we currently expect to be approximately $6 million in total during the period 2008 through 2009.

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

•      the commercial vehicle industry appears to be in a cyclical downturn;

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

Sales, including aftermarket sales, to PACCAR, Freightliner, International Truck, and Volvo/Mack constituted approximately 16.6%, 16.5%, 13.5%, and 8.1%, respectively, of our 2007 net sales. No other customer accounted for more than 5% of our net sales for this period. The loss of any significant portion of sales to any of our major customers could have a material adverse effect on our business, results of operations, or financial condition.

We are a standard supplier of various components at a majority of our major customers, which results in recurring revenue as our standard components are installed on most trucks ordered from that platform, unless the end user specifically requests a different product, generally at an additional charge. The selection of one of our products as a standard component may also create a steady demand for that product in the aftermarket. We may not maintain our current standard supplier positions in the future, and may not become the standard supplier for additional truck platforms. The loss of a significant standard supplier position or a significant number of standard supplier positions with a major customer could have a material adverse effect on our business, results of operations, or financial condition.

We are continuing to engage in efforts intended to improve and expand our relations with each of PACCAR, Freightliner, International Truck, and Volvo/Mack. We have supported our position with these customers through direct and active contact with end users, trucking fleets, and dealers, and have located certain of our marketing personnel in offices near these customers and most of our other major customers. We may not be able to successfully maintain or improve our customer relationships so that these customers will continue to do business with us as they have in the past or be able to supply these customers or any of our other customers at current levels. The loss of a significant portion of our sales to Freightliner, PACCAR, International, or Volvo/Mack could have a material adverse effect on our business, results of operations or financial condition. In addition, the delay or cancellation of material orders from, or problems at, PACCAR, Freightliner, International Truck, or Volvo/Mack, or any of our other major customers could have a material adverse effect on our business, results of operations, or financial condition.

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

The heavy- and medium-duty truck and truck components industries, the heavy-duty truck OEM market and, to a lesser extent, the medium-duty truck OEM market and the heavy- and medium-wheel and light-wheel industries are highly cyclical. These industries and markets fluctuate in response to factors that are beyond our control, such as general economic conditions, interest rates, federal and state regulations (including engine emissions regulations, tariffs, import regulations and other taxes), consumer spending, fuel costs and our customers’ inventory levels and production rates. These industries and markets are particularly sensitive to the industrial sector of the economy, which generates a significant portion of the freight tonnage hauled by trucks. Economic downturns in the industries or markets that we serve generally result in reduced sales of our products, which could lower our profits and cash flows. The North American truck industry experienced a significant decline in 2007 due to more stringent emissions standards that became effective in 2007. We expect that the industry demand in 2008 will be similar to 2007.

In addition, our operations are typically seasonal as a result of regular customer maintenance and model changeover shutdowns, which typically occur in the third and fourth quarter of each calendar year. This seasonality may result in decreased net sales and profitability during the third and fourth fiscal quarters. Weakness in overall economic conditions or in the markets that we serve, or significant reductions by our customers in their inventory levels or future production rates, could result in decreased demand for our products and could have a material adverse effect on our business, results of operations or financial condition. Additionally, higher energy costs may negatively impact customer demand for our products.

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

The markets in which we operate are highly competitive. We compete with a number of other manufacturers and distributors that produce and sell similar products. Our products primarily compete on the basis of price, manufacturing and distribution capability, product design, product quality, product delivery and product service. Some of our competitors are companies, or divisions, units or subsidiaries of companies that are larger and have greater financial and other resources than we do. Our products may not be able to compete successfully with the products of our competitors. In addition, our competitors may foresee the course of market development more accurately than we do, develop products that are superior to our products, have the ability to produce similar products at a lower cost than we can, or adapt more quickly than we do to new technologies or evolving regulatory, industry, or customer requirements. As a result, our products may not be able to compete successfully with their products. In addition, OEMs may expand their internal production of components, shift sourcing to other suppliers, or take other actions that could reduce the market for our products and have a negative impact on our business. We may encounter increased competition in the future from existing competitors or new competitors. We expect these competitive pressures in our markets to remain strong. See “Item 1—Business—Competition.”

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

We face exposure to foreign business and operational risks including foreign exchange rate fluctuations and if we were to experience a substantial fluctuation, our profitability may change.

In the normal course of doing business, we are exposed to risks associated with changes in foreign exchange rates, particularly with respect to the Canadian dollar. From time to time, we use forward foreign exchange contracts, and other derivative instruments, to help offset the impact of the variability in exchange rates on our operations, cash flows, assets and liabilities. At December 31, 2007, we had no open foreign exchange forward contracts. Factors that could further impact the risks associated with changes in foreign exchange rates include the accuracy of our sales estimates, volatility of currency markets and the cost and availability of derivative instruments. See “Item 7A.  Quantitative and Qualitative Disclosure about Market Risk —Foreign Currency Risk.”  In addition, changes in the laws or governmental policies in the countries in which we operate could affect our business in such countries and our results of operations.

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

We manufacture our products at 23 facilities and provide logistical services at our just-in-time sequencing facilities in the United States. An interruption in production or service capabilities at any of these facilities as a result of equipment failure or other reasons could result in our inability to produce our products, which would reduce our net sales and earnings for the affected period. In the event of a stoppage in production at any of our facilities, even if only temporary, or if we experience delays as a result of events that are beyond our control, delivery times to our customers could be severely affected. Any significant delay in deliveries to our customers could lead to increased returns or cancellations and cause us to lose future sales. Our facilities are also subject to the risk of catastrophic loss due to unanticipated events such as fires, explosions or violent weather conditions. We may experience plant shutdowns or periods of reduced production as a result of equipment failure, delays in deliveries or catastrophic loss, which could have a material adverse effect on our business, results of operations or financial condition.

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

As of December 31, 2007, unions represented approximately 47% of our workforce. As a result, we are subject to the risk of work stoppages and other labor relations matters. Any prolonged strike or other work stoppage at any one of our principal unionized facilities could have a material adverse effect on our business, results of operations or financial condition. We have collective bargaining agreements with different unions at various facilities. These collective bargaining agreements expire at various times over the next few years, with the exception of our union contract at our Monterrey, Mexico facility, which expires on an annual basis.  The 2008 negotiations in Monterrey were successfully completed prior to the expiration of our union contract.  The contract at our Fabco facility in California expires on August 31, 2008. Our contract with the UAW at our Rockford, Illinois, facility expired in November 2007.  We were not able to negotiate a mutually acceptable agreement with the UAW, and as a result on November 18, 2007, we began an indefinite lock-out in order to protect the supply of products to our customers as well as provide security for facility personnel and equipment.  On March 9, 2008, the workers represented by the UAW voted to approve a new contract.  Although we expect the UAW workers to return to work in the near future, we continue to operate the facility with salaried employees and outside contractors.  While we did not experience a supply disruption to our customers during the lockout, there is no guarantee that the lock-out and the reinstatement of the unionized workforce will not have a material adverse affect on pre-tax earnings in 2008. Any failure by us to reach a new agreement upon expiration of other union contracts may have a material adverse effect on our business, results of operations, or financial condition.

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

As of December 31, 2007, we had an environmental reserve of approximately $2.6 million, related primarily to TTI’s foundry operations. This reserve is based on current cost estimates and does not reduce estimated expenditures to net present value, but does take into account the benefit of a contractual indemnity given to us by a prior owner of our wheel-end subsidiary. The failure of the indemnitor to fulfill its obligations could result in future costs that may be material. Any cash expenditures required by us or our subsidiaries to comply with applicable environmental laws and /or to pay for any remediation efforts will not be reduced or otherwise affected by the existence of the environmental reserve. Our environmental reserve may not be adequate to cover our future costs related to the sites associated with the environmental reserve, and any additional costs may have a material adverse effect on our business, results of operations or financial condition. The discovery of additional sites, the modification of existing or the promulgation of new laws or regulations, more vigorous enforcement by regulators, the imposition of joint and several liability under CERCLA or analogous state laws, or other unanticipated events could also result in such a material adverse effect.

The final Iron and Steel Foundry National Emission Standard for Hazardous Air Pollutants, or NESHAP, was developed pursuant to Section 112(d) of the Clean Air Act and requires all major sources of hazardous air pollutants to install controls representative of maximum achievable control technology. We are evaluating the applicability of the Iron and Steel Foundry NESHAP to our foundry operations. If applicable, compliance with the Iron and Steel Foundry NESHAP may result in future significant capital costs, which we currently expect to be approximately $6 million in total during the period 2008 through 2009. See “Item 1—Business—Environmental Matters.”

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

We are regularly subject to legal proceedings and claims that arise in the ordinary course of business, such as workers’ compensation claims, OSHA investigations, employment disputes, unfair labor practice charges, customer and supplier disputes, and product liability claims arising out of the conduct of our business. Litigation may result in substantial costs and may divert management’s attention and resources from the operation of our business, which could adversely affect our business, results of operations or financial condition.

If we fail to retain our executive officers, our business could be harmed.

Our success largely depends on the efforts and abilities of our executive officers. Their skills, experience and industry contacts significantly contribute to the success of our business and our results of operations. The loss of any one of them, in particular our President and Chief Executive Officer, could have a material adverse effect on our business, results of operations or financial condition. All of our executive officers are at will, but each of them has a severance agreement, as discussed directly below. In addition, our future success and profitability will also depend, in part, upon our continuing ability to attract and retain highly qualified personnel throughout our company.

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

In addition, each participating executive is entitled to a change in control severance benefit if his or her employment with the Company is terminated during the Protection Period either by the participating executive for “good reason” or by the Company without “cause.” The change in control severance benefits for our Tier I executive (Mr. Murphy) consist of a payment equal to 300% of the executive’s salary at termination, plus 300% of the greater of (i) the annualized incentive compensation to which the executive would be entitled as of the date on which the change of control occurs or (ii) the average incentive compensation award over the three years prior to termination.  The change in control severance benefits for Tier II executives (Messrs. Armstrong, Gulda, Holt, Schomer and Wright) consist of a payment equal to 200% of the executive’s salary plus 200% of the greater of (i) the annualized incentive compensation to which the executive would be entitled as of the date on which the change of control occurs or (ii) the average incentive compensation award over the three years prior to termination. The change in control severance benefits for Tier III executives (other key executives) consist of a payment equal to 100% of the executive’s salary and 100% of the greater of (i) the annualized incentive compensation to which the executive would be entitled as of the date on which the change of control occurs or (ii) the average incentive compensation award over the three years prior to termination. If the participating executive’s termination occurs during the Protection Period, the severance and retention agreement also provides for the continuance of certain other benefits, including reimbursement for forfeitures under qualified plans and continued health, disability, accident and dental insurance coverage for the lesser of 18 months (or 12 months in the case of Tier III executives) from the date of termination or the date on which the executive receives such benefits from a subsequent employer.  Tier I executives are entitled to a modified tax gross-up.

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

Our strategic initiatives may be unsuccessful, may take longer than anticipated, or may result in unanticipated costs.

Future strategic initiatives could include divestitures, acquisitions, and restructurings, the success and timing of which will depend on various factors.  Many of these factors are not in our control.  In addition, the ultimate benefit of any acquisition would depend on the successful integration of the acquired entity or assets into our existing business. Failure to successfully identify, complete, and/or integrate future strategic initiatives could affect our results of operations.

Other Risks Related to Our Business

Our substantial leverage and significant debt service obligations could adversely affect our financial condition or our ability to fulfill our obligations and make it more difficult for us to fund our operations.

At December 31, 2007, our total indebtedness was $572.7 million. Our substantial level of indebtedness could have important negative consequences to you and us, including:

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

In addition, certain of our borrowings are and will continue to be at variable rates of interest, which exposes us to the risk of increasing interest rates. As of December 31, 2007, the carrying value of our total debt was $572.7 million, of which $297.7 million, or approximately 52%, was subject to variable interest rates. As of December 31, 2007, we were party to two interest rate swap agreements.  The first swap has a notional of $250 million with terms to exchange with the counterparty, at specified intervals, the difference between 4.43% from March 2007 through March 2008, and the variable rate interest amounts calculated by reference to the notional principal amount.  The second agreement was established in December 2007 and has terms with the counterparty, at specified intervals, the difference between 3.81% from March 2008 through March 2010, and the variable rate interest amounts calculated by reference to the notional principal amount. The notional principal amounts under the terms are $200 million from March 2008 through March 2009, $150 million from March 2009 through September 2009 and $125 million from September 2009 through March 2010. If interest rates increase, our debt service obligations on our variable rate indebtedness would increase even though the amount borrowed remains the same. See “Item 6—Selected Consolidated Financial Data.”

Despite our substantial leverage, we and our subsidiaries will be able to incur more indebtedness. This could further exacerbate the risk immediately described above, including our ability to service our indebtedness.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. Although our senior credit facilities and the indenture governing our new senior subordinated notes contain restrictions on the incurrence of additional indebtedness, such restrictions are subject to a number of qualifications and exceptions, and under certain circumstances indebtedness incurred in compliance with such restrictions could be substantial. For example, we may incur additional debt to, among other things, finance future acquisitions, expand through internal growth, fund our working capital needs, comply with regulatory requirements, respond to competition or for general financial reasons alone. As of December 31, 2007, the revolving credit facility under our senior credit facility provides for additional borrowings of up to $95 million under our U.S. facility and $30 million under our Canadian revolving credit facility. To the extent new debt is added to our and our subsidiaries’ current debt levels, the risks described above would increase.

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

Our business may not generate sufficient cash flow from operations. Our currently anticipated cost savings and operating improvements may not be realized on schedule. Also, future borrowings may not be available to us under our credit facilities in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell material assets or operations, obtain additional equity capital or refinance all or a portion of our indebtedness. In the absence of such operating results and resources, we could face substantial cash flow problems and might be required to sell material assets or operations to meet our debt service and other obligations. We are unable to predict the timing of such asset sales or the proceeds which we could realize from such sales and that we will be able to refinance any of our indebtedness, including our senior credit facilities and senior subordinated notes, on commercially reasonable terms or at all.

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

•      merge or consolidate; and

•      transfer and sell assets.

In addition, our senior credit facilities include other more restrictive covenants and prohibit us from prepaying our other indebtedness, including our senior subordinated notes, while borrowings under our senior credit facilities are outstanding. Our senior credit facilities also require us to achieve certain financial and operating results and maintain compliance with specified financial ratios. Our ability to comply with these ratios may be affected by events beyond our control.

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

Facility Overview

Location	Business function	Brands Manufactured	Owned/ Leased		Size (sq. feet)
Evansville, IN	Corporate Headquarters	Corporate	Leased		37,229
London, Ontario, Canada	Heavy- and Medium-duty Steel Wheels, Light Truck Steel Wheels	Accuride	Owned		536,259
Henderson, KY	Heavy- and Medium-duty Steel Wheels, R&D	Accuride	Owned		364,365
Monterrey, Mexico	Heavy- and Medium-duty Steel Wheels, Light Truck Wheels	Accuride	Owned		262,000
Erie, PA	Forging and Machining-Aluminum Wheels	Accuride	Owned		421,229
Cuyahoga Falls, OH	Machining and Polishing-Aluminum Wheels	Accuride	Leased		131,700
Taylor, MI	Warehouse	Accuride	Leased		75,000
Springfield, OH	Assembly Line and Sequencing	Accuride	Owned		136,036
Rockford, IL	Wheel-end Foundry, Warehouse, Administrative Office	Gunite	Owned		619,000
Elkhart, IN	Machining and Assembling-Hub, Drums and Rotors	Gunite	Owned		258,000
Elkhart, IN	Machining and Assembling-Automatic Slack Adjusters	Gunite	Leased		37,000
Bristol, IN	Warehouse	Gunite	Leased		108,000
Brillion, WI	Molding, Finishing, Administrative Office	Brillion	Owned		451,740
Brillion, WI	Farm Equipment, Administrative Office	Brillion	Owned		141,460
Madison, TN	Assembly Line and Sequencing	Imperial	Leased		17,600
Portland, TN	Metal Fabricating, Stamping, Assembly, Administrative Office	Imperial	Leased		200,000
Portland, TN	Plating and Polishing	Imperial	Owned		86,000
Decatur, TX	Metal Fabricating, Stamping, Assembly, Machining and Polishing Shop	Imperial	Owned		122,000
Denton, TX	Assembly Line and Sequencing	Imperial	Leased		60,000
Dublin, VA	Tube Bending, Assembly and Line Sequencing	Imperial	Owned		122,000
Chehalis, WA	Metal Fabricating, Stamping, Assembly	Imperial	Owned		90,000
Anniston, AL	Manufacturing	Imperial	Leased		132,000
Piedmont, AL	Manufacturing, Administrative Office	Bostrom	Leased	(a)	200,000
Livermore, CA	Manufacturing, Warehouse, Administrative Office	Fabco	Leased		56,800

(a)           This property is a leased facility for which we have an option to buy at any time for a nominal price.

Item 3. Legal Proceedings

Neither Accuride nor any of our subsidiaries is a party to any legal proceeding which, in the opinion of management, would have a material adverse effect on our business or financial condition.  However, we from time-to-time are involved in ordinary routine litigation incidental to our business, including actions related to product liability, contractual liability, workplace safety and environmental claims.  We establish reserves for matters in which losses are probable and can be reasonably estimated.  While we believe that we have established adequate accruals for our expected future liability with respect to our pending legal actions and proceedings, our liability with respect to any such action or proceeding may exceed our established accruals.  Further, litigation that may have a material adverse affect on our financial condition may arise in the future.

On January 19, 2007, the Public Works Superintendent of the City of Portland, Tennessee issued a cease and desist order to our Imperial Group subsidiary, alleging Imperial Group’s Portland, Tennessee facility was discharging wastewater into the City of Portland’s wastewater treatment system that contained nickel in excess of permit limits.  We fully cooperated with the City of Portland to address the alleged wastewater discharge issue, negotiated a settlement, and paid damages and penalties totaling approximately $0.3 million.

Item 4. Submissions of Matters to a Vote of Security Holders

None.

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock began trading publicly on the New York Stock Exchange on April 26, 2005, under the symbol “ACW.” Prior to that date, there was no public market for our common stock. As of March 7, 2008, there were approximately 22 holders of record of our common stock, although there are many more beneficial owners. The following table sets forth the high and low sale prices of the common stock during 2006 and 2007.

	High	Low
Fiscal Year Ended December 31, 2006
First Quarter	$13.36	$10.05
Second Quarter	$12.52	$9.92
Third Quarter	$12.60	$9.85
Fourth Quarter	$12.75	$10.92
Fiscal Year Ended December 31, 2007
First Quarter	$15.00	$10.96
Second Quarter	$16.11	$13.60
Third Quarter	$16.91	$12.11
Fourth Quarter	$12.65	$6.94

DIVIDEND POLICY

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings, and we do not anticipate paying any cash dividends on our common stock. In addition, our senior credit facilities and the indenture governing our senior subordinated notes restrict our ability to pay dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity.” Any future determination to pay dividends will be at the discretion of our Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects and other factors that our Board of Directors considers relevant. Furthermore, as a holding company, we depend on the cash flow of our subsidiaries.

STOCK OPTION AND PURCHASE PLAN

In connection with the initial public offering of 11,000,000 shares of our common stock in 2005, we adopted the Accuride 2005 Incentive Award Plan, which we refer to as the Incentive Plan, and the Accuride Employee Stock Purchase Plan, or ESPP.  The Incentive Plan will terminate on the earlier of ten years after it was approved by our stockholders or when our Board of Directors terminates the Incentive Plan. Up to 1,633,988 shares of our common stock were reserved for issuance upon the grant or exercise of Awards under the Incentive Award Plan. On June 14, 2007, the 2005 Incentive Award Plan was amended to increase the number of shares available for common stock grants to 3,633,988. Under the Accuride ESPP, we reserved 653,595 shares as available to issue to all of our eligible employees as determined by the Board of Directors. The ESPP has quarterly offering periods, however, payroll deductions for participants are accumulated during the quarterly offering periods.   Effective January 1, 2006, the ESPP allows for shares to be purchased at a price per share equal to 95% of the fair market value per share on the purchase dates.

The following table gives information about equity awards as of December 31, 2007:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,782,555	$11.14	2,048,973
Equity compensation plans not approved by security holders	—	$—	—

PERFORMANCE GRAPH

The following graph shows the total stockholder return of an investment of $100 in cash on April 26, 2005, the date public trading commenced in our common stock, for (i) our common stock, (ii) the S&P 500 Index, and (iii) a peer group of companies we call Commercial Vehicle Suppliers.  We believe that a peer group of representative independent automotive suppliers of approximately comparable size and products to Accuride Corporation is appropriate for comparing shareowner return.  The Commercial Vehicle Suppliers group consists of ArvinMeritor, Inc., Commercial Vehicle Group, Inc., Cummins, Inc., Eaton Corporation, and Stoneridge, Inc.  All values assume reinvestment of the full amount of all dividends and are calculated through December 31, 2007.

	April 26, 2005	December 31, 2005	December 31, 2006	December 31, 2007
Accuride Corporation	$100.0	$143.3	$125.1	$87.3
S&P 500 Index	$100.0	$108.4	$123.1	$127.5
Commercial Vehicle Suppliers	$100.0	$118.5	$151.1	$207.0

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

Selected Historical Operations Data (In thousands, except per share data)

	2007(1)	2006(1)	2005(1)	2004	2003
Operating Data:
Net sales	$1,013,686	$1,408,155	$1,229,311	$494,008	$364,258
Gross profit(a)	86,494	196,897	201,136	102,657	62,457
Operating expenses(b)	56,898	53,458	51,601	25,550	23,918
Income from operations	29,596	143,439	149,535	77,107	38,539
Operating income margin(c)	2.9%	10.2%	12.2%	15.6%	10.6%
Interest income (expense), net(d)	(48,344)	(50,910)	(71,117)	(36,845)	(49,877)
Equity in earnings of affiliates(e)	—	621	455	646	485
Other income (expense), net(f)	6,978	602	563	108	825
Income tax (expense) benefit	3,131	(28,619)	(28,209)	(19,526)	1,076
Net income (loss)	(8,639)	65,133	51,229	21,490	(8,952)

Other Data:
Net cash provided by (used in):
Operating activities	82,942	151,013	91,915	58,329	8,964
Investing activities	(36,366)	(40,795)	(47,606)	(27,272)	(20,672)
Financing activities	(65,845)	(48,429)	(67,737)	(1,906)	13,134
EBITDA(g)	99,260	211,691	196,107	106,299	69,653
Unusual items (increasing) decreasing EBITDA(h)	9,647	5,445	2,045	(427)	2,061
Depreciation, amortization, and impairment(i)	62,686	67,029	45,552	28,438	29,804
Capital expenditures	36,499	42,189	39,958	26,421	20,261

Balance Sheet Data (end of year):
Cash and cash equivalents	$90,935	$110,204	$48,415	$71,843	$42,692
Working capital(j)	72,476	101,137	106,256	32,944	34,403
Total assets	1,113,634	1,233,187	1,220,354	563,297	511,395
Total debt	572,725	642,725	697,725	488,680	490,475
Stockholders’ equity (deficiency)	273,800	263,582	175,743	(45,781)	(66,765)

Earnings (Loss) Per Share Data:(k)
Basic	$(0.25)	$1.90	$1.74	$1.47	$(0.61)
Diluted	(0.25)	1.88	1.70	1.41	(0.61)
Weighted average common shares outstanding:
Basic	35,179	34,280	29,500	14,657	14,655
Diluted	35,249	34,668	30,075	15,224	14,655

(1)       The consolidated information provided since January 31, 2005 includes the acquisition of TTI.

(a)      Gross profit for 2003 reflects $2.2 million for costs associated with the fire damage and resulting business interruption sustained at our facility in Cuyahoga Falls, Ohio in August 2003, $0.4 million for strike contingency costs associated with the renewal of our labor contract at our facility in Erie, Pennsylvania, and $0.3 million for pension related costs at our facility in London, Ontario. Gross profit for 2004 reflects $0.5 million for costs associated with the fire damage and resulting business interruption sustained at our facility in Cuyahoga Falls, Ohio in August 2003, $1.2 million for costs associated with roof damage and resulting business interruption sustained at our facility in Cuyahoga Falls, Ohio, offset by $2.0 million of insurance proceeds received in the fourth quarter of 2004 related to the business interruption portion of our 2003 fire claim.  Gross profit for 2005 reflects $0.7 million of pension curtailment costs associated with our facility in Rockford, Illinois.  Gross profit for 2006 was impacted by a $10.4 million increase in revenue from a resolution of a commercial dispute with a customer, accelerated depreciation expense of certain light wheel assets in our London, Ontario, and Monterrey, Mexico, facilities of $16.3 million, a loss of $1.4 million from a sale of property in Columbia, Tennessee, an impairment of tooling assets in our Piedmont, Alabama, facility of $2.3 million and a non-cash pension curtailment charge of $2.5 million in our London, Ontario, facility. Gross profit for 2007 was impacted by a $10.6 million increase in revenue from a 2006 resolution of a commercial dispute with a customer, depreciation expense of certain Wheel assets of $12.8 million associated the acceleration of depreciation in 2006, a non-cash post-employment benefit curtailment charge of $1.2 million due to a plan amendment at our Erie, Pennsylvania facility, and a non-cash curtailment charge of $9.1 million in our London, Ontario, facility.

(b)      Includes $2.7 million and $1.5 million of stock-based compensation expense during the years ended December 31, 2007 and 2006, respectively, due to the adoption of SFAS 123(R), Share-Based Payment, on January 1, 2006.  During 2007, an intangible asset impairment of $1.1 million was recorded related to our Gunite trade name.

(c)      Represents operating income as a percentage of sales.

(d)      Includes $1.6 million for fees related to an amendment of covenants during the year ended December 31, 2007. Includes $11.3 million and $20.0 million of refinancing costs and $0.0 million and $4.5 million of losses on debt extinguishment during the years ended December 31, 2003 and December 31, 2005, respectively.

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

(g)      EBITDA is not intended to represent cash flows as defined by generally accepted accounting principles, or GAAP, and should not be considered as an alternative to net income as an indicator of our operating performance or to cash flows as a measure of liquidity. We have included information concerning EBITDA because it is a basis upon which we assess our financial performance and incentive compensation, and certain covenants in our borrowing arrangements are tied to this measure. In addition, EBITDA is used by certain investors as a measure of the ability of a company to service or incur indebtedness and because it is a financial measure commonly used in our industry. EBITDA as presented in this report may not be comparable to similarly titled measures used by other companies in our industry. EBITDA consists of our net income (loss) before interest expense, income tax expense (benefit), depreciation and amortization. Set forth below is a reconciliation of our net income (loss) to EBITDA:

	Year Ended December 31,
	2007	2006	2005	2004	2003
Net income (loss)	$(8,639)	$65,133	$51,229	$21,490	$(8,952)
Income tax expense (benefit)	(3,131)	28,619	28,209	19,526	(1,076)
Interest expense, net	48,344	50,910	71,117	36,845	49,877
Depreciation, amortization, and impairment	62,686	67,029	45,552	28,438	29,804
EBITDA	$99,260	$211,691	$196,107	$106,299	$69,653

(h)      EBITDA was affected by the unusual items presented pre-tax in the following table:

(in thousands)	2007	2006	2005	2004	2003
Restructuring and curtailment costs(1)	$16,774	$3,392	—	—	—
Business interruption costs less recoveries(2)	(3,225)	—	$(871)	$(319)	$2,157
Strike avoidance costs(3)	2,141	—	—	—	444
Other unusual items(4)	450	2,111	1,728	—	285
Items related to Accuride’s credit agreement(5)	(6,493)	(58)	(565)	(108)	(825)
Inventory adjustment(6)	—	—	1,753	—	—
Unusual items (increasing) decreasing EBITDA	$9,647	$5,445	$2,045	$(427)	$2,061

(1)    Restructuring and curtailment costs for 2007 and 2006 are $15.6 million and $3.4 million of costs associated with a reduction in the employee workforce in our London, Ontario facility, respectively.  Also included in 2007 is a $1.2 million curtailment charge associated with the reduction of certain postretirement benefits at our Erie, Pennsylvania facility.

(2)    Business interruption costs related to equipment failures at our Erie, Pennsylvania facility in 2006 were offset by insurance proceeds of $9.1 million in 2007 upon settlement of insurance claims.  Business interruption costs for 2003 included $2.2 million of costs associated with the fire damage and resulting business interruption sustained at our facility in Cuyahoga Falls, Ohio in August 2003. Business interruption costs for 2004 and 2005 included $1.2 million for costs associated with roof damage and resulting business interruption sustained at Accuride’s facility in Cuyahoga Falls, Ohio and $0.5 million of additional costs associated with the fire damage and resulting business interruption sustained at Accuride’s facility in Cuyahoga Falls, Ohio in August 2003.

These costs were offset by insurance proceeds in the amount of $2.0 million related to our business interruption claim for the 2003 fire.

(3)    In 2007, we incurred $2.1 million for lockout related costs associated with the expiration of the labor contract at our facility in Rockford, Illinois. In 2003, we incurred $0.4 million for strike contingency costs associated with the renewal of our labor contract at our facility in Erie, Pennsylvania.

(4)    Other unusual items in 2007 included $0.5 million for fees associated with our secondary stock offerings. Other unusual items in 2006 included $1.4 million for write-downs and fees related to the sale of our Columbia, Tennessee, facility and $0.7 million for other non-operating/non-recurring items at our Erie, Pennsylvania, facility. Other unusual items in 2005 included $0.8 million for fees associated with our secondary stock offering, $0.3 million inventory write-down for a business exit and $0.7 million for a pension curtailment charge. Other unusual items in 2003 included $0.3 million for pension-related costs at our facility in London, Ontario.

(5)    Items related to our credit agreement refer to amounts utilized in the calculation of financial covenants in Accuride’s senior debt facility. Items related to our credit agreement that are included in this summary are primarily currency gains or losses.

(6)    Cost of sales in 2005 included $1.8 million to reflect the sale of inventory that has been adjusted to fair market value as part of the TTI acquisition.

(i)       During 2007 and 2006, we recorded $12.8 million and $16.3 million of accelerated depreciation of certain wheel assets as a result of a reduction of the useful lives of the assets in 2006. During 2007, an intangible asset impairment loss of $1.1 million was recorded related to our Gunite trade name.

(j)       Working capital represents current assets less cash and current liabilities, excluding debt.

(k)      Basic and diluted earnings per share data are calculated by dividing net income (loss) by the weighted average basic and diluted shares outstanding.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, describes matters we consider important to understanding the results of our operations for each of the three years in the period ended December 31, 2007, and our capital resources and liquidity as of December 31, 2007 and 2006.

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

Our primary product lines are standard equipment used by a majority of North American heavy- and medium-duty truck OEMs, creating a significant barrier to entry. We believe that substantially all heavy-duty truck models manufactured in North America contain one or more Accuride components.

Our diversified customer base includes substantially all of the leading commercial vehicle OEMs, such as Daimler Truck north America, LLC, with its Freightliner, Sterling and Western Star brand trucks, PACCAR, Inc., with its Peterbilt and Kenworth brand trucks, International Truck and Engine Corporation, with its International brand trucks, and Volvo Truck Corporation, or Volvo/Mack, with its Volvo and Mack brand trucks. Our primary commercial trailer customers include leading commercial trailer OEMs, such as Great Dane Limited Partnership and Wabash National, Inc. Our major light truck customer is General Motors Corporation. Our product portfolio is supported by strong sales, marketing and design engineering capabilities and is manufactured in 23 strategically located, technologically-advanced facilities across the United States, Mexico and Canada.

TTI Merger

On January 31, 2005, pursuant to the terms of an agreement and plan of merger, a wholly owned subsidiary of Accuride was merged with and into TTI, resulting in TTI becoming a wholly-owned subsidiary of Accuride.  We refer to this transaction as the TTI merger. Upon consummation of the TTI merger, the stockholders of Accuride (prior to consummation of the TTI merger) owned 66.88% of the common stock of the combined company and the former stockholders of TTI owned 33.12% of the common stock of the combined company.

We completed our initial public offering of 11 million shares of our common stock on April 26, 2005, and our common stock now trades on the New York Stock Exchange under the symbol “ACW.”  We used the net proceeds of approximately $89.6 million from the IPO to repay a portion of our long-term debt.

Dispute Resolution

During the fourth quarter of 2006, we resolved a commercial dispute with Ford Motor Company.  As a result of the resolution, we recognized $10.4 million and $10.6 million of revenue in 2006 and 2007, respectively.  In addition, cash flow increased by $10.0 million and $11.0 million in 2006 and 2007, respectively. Ford re-sourced its Accuride business to another supplier during 2007.  In 2007, total sales to Ford were less than 5% of total revenues. See Note 5 for a discussion of accelerated depreciation associated with the light wheel assets as a result of the reduction in product sales to Ford.

Business Outlook

Following a strong 2006, the North American heavy- and medium-duty truck and commercial trailer markets experienced a significant decline in 2007 due to stricter emissions standards that became effective in January 2007. The emissions regulations that took effect in 2007 were expected to result in cleaner operating, yet more costly, trucks. As a result, some of our customers altered their traditional buying trends, which resulted in higher than normal demand in late 2006, which was followed by a period of reduced demand in 2007.  Industry analysts expect that demand in 2008 will be similar to 2007  The heavy- and medium-duty truck and commercial trailer markets and the related aftermarket are the primary drivers of our sales. These markets are, in turn, directly influenced by conditions in the North American truck industry generally and by overall economic growth and consumer spending. Delayed or failed economic recovery could have a material adverse effect on our business, results of operations, or financial condition.

Our operating challenges are to meet these varying levels of production while improving our internal productivity.

Results of Operations

Comparison of Fiscal Years 2007 and 2006

The following table sets forth certain income statement information for the years ended December 31, 2007 and 2006:

(In thousands except per share data)	Fiscal 2007		Fiscal 2006
Net sales:
Wheels	$477,115	47.1%	$678,499	48.2%
Components	491,324	48.5%	681,371	48.4%
Other	45,247	4.4%	48,285	3.4%
Total net sales	$1,013,686	100.0%	$1,408,155	100.0%
Gross profit:
Wheels	69,555	14.6%	115,508	17.0%
Components	7,108	1.4%	72,458	10.6%
Other	11,676	25.8%	12,041	24.9%
Corporate	(1,845)	—%	(3,110)	—%
Total gross profit	86,494	8.5%	196,897	14.0%
Operating expenses	56,898	5.6%	53,458	3.8%
Income from operations	29,596	2.9%	143,439	10.2%
Interest (expense), net	(48,344)	(4.8)%	(50,910)	(3.6)%
Equity in earnings of affiliates	—	—%	621	0.0%
Other income	6,978	0.7%	602	0.0%
Income tax provision (benefit)	(3,131)	(0.3)%	28,619	2.0%
Net income (loss)	$(8,639)	(0.9)%	$65,133	4.6%

Net Sales.  Net sales for the year ended December 31, 2007 were $1,013.7 million, which decreased 28.0% compared to net sales of $1,408.2 million for the year ended December 31, 2006.  The decrease in net sales was realized in each of our segments and was primarily a result of the reduced demand in the commercial vehicle industry due to a change of emission standards that became effective in 2007, partially offset by approximately $40 million of other price increases realized to offset increased material costs.

Gross Profit.  Gross profit decreased $110.4 million to $86.5 million for the year ended December 31, 2007 from $196.9 million for the year ended December 31, 2006 primarily due to reduced sales and operating inefficiencies related to low production volume.  Gross profit as a percent of sales dropped from 14.0% to 8.5%, due to our Components segment’s gross margin of 10.6% in 2006 dropping to 1.4% in 2007 due to inefficiencies caused by reduced sales. Included in 2007 in our Components segment were $2.1 million of costs related to a labor disruption at Rockford, Illinois. Included in 2007 results in our Wheels segment are additional severance and other charges of $15.5 million related to a reduction-in-force in our Canadian facility, other benefit charges of $1.2 million related to a post-employment benefit plan amendment at our facility in Erie, Pennsylvania, accelerated depreciation of $12.8 million, and recognition of a gain of $3.8 million from an insurance settlement.

Operating Expenses.  Operating expenses increased $3.4 million to $56.9 million for the year ended December 31, 2007 from $53.5 million for the year ended December 31, 2006.  This was primarily due to year-over-year increases in non-cash share-based compensation expense of $1.3 million, start-up costs for our facility in Alabama of $1.4 million, an intangible asset impairment loss of $1.1 million recorded in our Components segment related to Gunite’s trade name, and expenses of $0.5 million related to the secondary stock offerings by selling shareholders in 2007.

Interest Expense.  Net interest expense decreased $2.6 million to $48.3 million for the year ended December 31, 2007 from $50.9 million for the year ended December 31, 2006.  The reduction of expense is attributable to a decrease in interest expense related to reduced debt, partially offset by $0.3 million of losses from our interest rate swap agreements in the current year compared to $2.4 million of gains in the prior year’s results and $1.6 million of costs incurred in 2007 related to amending our credit agreements.  Total debt as of December 31, 2007, was $572.7 million compared to $642.7 million as of December 31, 2006.

Income Tax Provision.  The $3.1 million of income tax benefits recorded in the year ended December 31, 2007, was $31.7 million lower than the $28.6 million expense in the year ended December 31, 2006, which was due to the decrease in pre-tax earnings of $105.5 million and the impact of foreign currency exchange rates during 2007.  The effective rate for the year ended December 31, 2007, was (26.6%) compared to 30.5% for the year ended December 31, 2006. The differences between the effective rates and statutory rates for our U.S. and Mexico tax jurisdictions have not changed significantly.  However, recent changes in the Canadian dollar to U.S. dollar exchange rates during the period have resulted in a pre-tax loss (and, therefore, an income tax benefit) for our Canadian tax jurisdiction, whereas we recorded pre-tax income under U.S. GAAP.

Net Income.  We had a net loss of $8.6 million for the year ended December 31, 2007 compared to net income of $65.1 million for the year ended December 31, 2006.  This was primarily a result of the lower gross profit due to the reduction in sales demand and the additional depreciation, severance and other benefit charges.

Comparison of Fiscal Years 2006 and 2005

The following table sets forth certain income statement information for the years ended December 31, 2006 and 2005:

(In thousands except per share data)	Fiscal 2006		Fiscal 2005
		%		%
Net sales:
Wheels	$678,499	48.2%	$619,985	50.4%
Components	681,371	48.4%	570,119	46.4%
Other	48,285	3.4%	39,207	3.2%
Total net sales	$1,408,155	100.0%	$1,229,311	100.0%
Gross profit:
Wheels	115,508	17.0%	137,952	22.3%
Components	72,458	10.6%	57,591	10.1%
Other	12,041	24.9%	8,164	20.8%
Corporate	(3,110)	—%	(2,571)	—%
Total gross profit	196,897	14.0%	201,136	16.4%
Operating expenses	53,458	3.8%	51,601	4.2%
Income from operations	143,439	10.2%	149,535	12.2%
Interest (expense), net	(50,910)	(3.6)%	(71,117)	(5.8)%
Equity in earnings of affiliates	621	0.0%	455	0.0%
Other income	602	0.0%	565	0.1%
Net income	$65,133	4.6%	$51,229	4.2%

Net Sales.  Net sales increased by $178.9 million, or 14.6%, in 2006 to $1,408.2 million, compared to $1,229.3 million for 2005. The 2005 results include the acquisition of TTI as of January 31, 2005. Approximately $60 million of the increase in net sales was the result of consolidating the TTI subsidiaries’ results for the full year of 2006. Approximately $81 million of the increase was due to the cyclical recovery in the commercial vehicle industry. In addition to the increase in the sales volume, net sales increased approximately $38 million due to raw material surcharges and price increases that were necessitated by the rising costs of raw materials.

Gross Profit.  Gross profit decreased by $4.2 million to $196.9 million for 2006 from $201.1 million for 2005. The decrease was mostly realized in our Wheels segment and was primarily attributable to accelerated depreciation expense of certain light wheel assets in our London, Ontario, and Monterrey, Mexico facilities of $16.3 million, a loss of $1.4 million from a sale of property in Columbia, Tennessee, an impairment of tooling assets in our Piedmont, Alabama facility of $2.3 million, and other costs associated with a reduction of workforce in our London, Ontario facility of $3.4 million. These decreases were partially offset by a $10.4 million increase in revenue from a resolution of a commercial dispute with a customer and other increases due to the higher sales volume mentioned above.

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

Changes in Financial Condition

Total assets decreased from $1,233.2 million at December 31, 2006 to $1,113.6 million at December 31, 2007 for a $119.6 million decrease in total assets during the year ended December 31, 2007.

Net working capital, defined as current assets less cash and current liabilities, decreased $28.6 million from $101.1 million in December 31, 2006, to $72.5 million in December 31, 2007.

Significant changes in net working capital from December 31, 2006, were as follows:

•      A decrease in receivables of $55.5 million due to the reduction in sales,

•      A decrease in inventories and supplies of $12.7 million due to the reduction in sales demand,

•      A decrease in accounts payable of $27.1 million due to the reduction in amounts due related to inventory and other items,

•      A decrease in accrued and other liabilities of $7.4 million primarily due to the settlement of a contingency with a customer.

Capital Resources and Liquidity

Our primary sources of liquidity during 2007 were cash provided by operating activities and cash reserves. In addition, we have a $125 million revolving credit facility, as defined and discussed below, all of which is currently undrawn. Primary uses of cash were working capital needs, capital expenditures, and debt service.

Cash Flow Provided by Operating Activities

Net cash provided by operating activities in 2007 amounted to $82.9 million compared to net cash provided by operating activities of $151.0 million for the comparable period in 2006, a decrease of $68.1 million. Our net loss of $8.6 million for 2007 compared to net income of $65.1 million for the comparable period of 2006 was the primary contributor to the decreased cash flow.

Investing Activities

Net cash used in investing activities totaled $36.4 million for the year ended December 31, 2007, compared to a use of $40.8 million for the year ended December 31, 2006, a decrease of $4.4 million. Our most significant cash outlays for investing activities are the purchases of property, plant, and equipment. Our capital expenditures in 2007 were $36.5 million compared to capital expenditures of $42.2 million in 2006. Cash generated from operations and existing cash reserves funded these expenditures.  Capital expenditures for 2008 are expected to be between $35 million and $40 million, which we expect to fund through our cash from operations or existing cash reserves. During 2006, we sold our property in Columbia, Tennessee, for net proceeds of $1.9 million and purchased the remaining 50% interest of a joint venture with Goodyear for $0.7 million, net of cash acquired.

Financing Activities

Net cash used by financing activities totaled $65.8 million for 2007 compared to net cash used by financing activities of $48.4 million for the comparable period in 2006. During 2007, we paid down $70 million of term debt.  Also during 2007, we received proceeds from stock-based compensation activity and related income tax benefits of $4.2 million, compared to $6.7 million in 2006.

Bank Borrowing

Effective January 31, 2005, we entered into a fourth amended and restated credit agreement in conjunction with the acquisition of TTI to refinance substantially all of our existing bank facilities, as well as the senior bank debt and subordinated debt of TTI. Under the refinancing, we entered into (i) a new term credit facility in an aggregate principal amount of $550 million that requires annual amortization payments of 1% per year, with the balance payable on January 31, 2012, and (ii) a revolving facility in an aggregate amount of $125 million (comprised of a $95 million U.S. revolving credit facility and a $30 million Canadian revolving credit facility) which matures on January 31, 2010. Neither revolving facility was drawn as of December 31, 2007. The loans under the term credit facility and the U.S. revolving credit facility are secured by, among other things, a lien on substantially all of our U.S. properties, assets and domestic subsidiaries and a pledge of 65% of the stock of our foreign subsidiaries. The loans under the Canadian revolving facility are secured by substantially all the properties and assets of Accuride Canada, Inc. As of December 31, 2007, the outstanding balance on the term debt was $294.6 million.

On November 28, 2007, we entered into an amendment to the Fourth Amended and Restated Credit Agreement, dated as of January 31, 2005. The amendment increased pricing and modified certain financial covenants through 2008, including changes to the leverage, interest coverage and fixed charge coverage ratios.

Restrictive Debt Covenants.  Our credit documents contain numerous financial and operating covenants that limit the discretion of management with respect to certain business matters. These covenants place significant restrictions on, among other things, the ability to incur additional debt, to pay dividends, to create liens, to make certain payments and investments and to sell or otherwise dispose of assets and merge or consolidate with other entities. Accuride is also required to meet certain financial ratios and tests including a leverage ratio, an interest coverage ratio, and a fixed charge coverage ratio. A failure to comply with the obligations contained in the credit documents could result in an event of default, and possibly the acceleration of the related debt and the acceleration of debt under other instruments evidencing indebtedness that may contain cross-acceleration or cross-default provisions. We were in compliance with all such covenants at December 31, 2007.

Senior Subordinated Notes.  Effective January 31, 2005, we issued $275 million aggregate principal amount of 8 1/2% senior subordinated notes due 2015 in a private placement transaction. Interest on the senior subordinated notes is payable on February 1 and August 1 of each year, beginning on August 1, 2005. The notes mature on February 1, 2015 and may be redeemed, at our option, in whole or in part, at any time on or before February 1, 2010 in cash at the redemption prices set forth in the indenture, plus interest. In addition, until February 1, 2008, we were entitled to redeem up to 40% of the aggregate principal amount of notes issued under the indenture with the proceeds of certain equity offerings. The notes are general unsecured obligations ranking senior in right of payment to all of our existing and future subordinated indebtedness. The notes are subordinated to all of our existing and future senior indebtedness including indebtedness incurred under our  credit agreement.

In May 2005, we successfully completed an exchange offer as required per the terms of the registration rights agreement we entered into with the initial purchasers in connection with the issuance of our senior subordinated notes issued in January 2005. Pursuant to an effective exchange offer registration statement filed with the SEC, holders of our outstanding unregistered 8 1/2% senior subordinated notes due 2015 exchanged such notes for otherwise identical 8 1/2% senior subordinated notes due 2015 which have been registered under the Securities Act of 1933, as amended.

Off-Balance Sheet Arrangements.  Our off-balance sheet arrangements include the operating leases and unconditional purchase obligations which are principally take-or-pay obligations related to the purchase of certain materials, including natural gas, consistent with customary industry practice as well as letters of credit.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations as of December 31, 2007 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods:

	Payments due by period
(dollars in millions)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt	$572.7	$—	$—	$294.6	$278.1
Interest on long-term debt(a)	165.6	23.4	46.8	46.8	48.6
Interest on variable rate debt(b)	103.1	25.2	50.3	27.5	0.1
Capital leases	0.5	0.2	0.2	0.1	—
Operating leases	26.4	6.3	9.1	5.7	5.3
Purchase commitments(c)	36.6	34.8	1.1	0.7	—
Other long-term liabilities(d)	172.1	19.3	28.5	31.0	93.3
Total obligations	$1,077.0	$109.2	$136.0	$406.4	$425.4

(a)    Consists of interest payments for our outstanding 8 1/2% senior subordinated notes due 2015 at a fixed rate of 8 1/2%.

(b)    Consists of interest payments for our average outstanding balance of our senior credit facilities at a variable rate of LIBOR of 5.00% plus the applicable rate. The interest rate for the outstanding industrial revenue bond was the 2007 average rate of 3.83%.

(c)    The unconditional purchase commitments are principally take-or-pay obligations related to the purchase of certain materials, including natural gas, consistent with customary industry practice.

(d)    Consists primarily of estimated post-retirement and pension contributions for 2008 and estimated future post-retirement and pension benefit payments for the years 2009 through 2017. Amounts for 2018 and thereafter are unknown at this time.

(e)    Since it is not possible to determine in which future period it might be paid, excluded above is the $9.9 million uncertain tax liability recorded due to our adoption of FIN 48, Accounting for Uncertainty of Income Taxes, on January 1, 2007.

(f)     Since it is not possible to determine in which future period it might be paid, excluded above is a $13.5 million guarantee of a lease liability over a three-year period ending on February 28, 2011. That obligation will diminish by approximately $375 thousand per month pursuant to payments made by the lessee.

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

Critical accounting policies and estimates are those where the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and the impact of the estimates and assumptions on financial condition or operating performance is material. We believe our critical accounting policies and estimates, as reviewed and discussed with the Audit Committee of our Board of Directors, include accounting for impairment of long-lived assets, goodwill, self-insurance, pensions, and taxes.

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

Accounting for Goodwill and Other Intangible Assets—Since the adoption of Statement of Financial Accounting Standards, or SFAS, No. 142 on January 1, 2002, we no longer amortize goodwill but instead test annually for impairment as required by SFAS No. 142. If the carrying value of goodwill or other intangible assets exceeds our fair value, an impairment loss must be recognized. A present value technique is used to estimate the fair value of a group of assets. The use of a present value technique requires the use of estimates of future cash flows. These cash flow estimates incorporate assumptions that marketplace participants would use in their estimates of fair value as well as our own assumptions. These cash flow estimates are based on reasonable and supportable assumptions and consider all available evidence. However, there is inherent uncertainty in estimates of future cash flows and terminal values. As such, several different terminal values were used in our calculations and the likelihood of possible outcomes was considered. Indefinite lived intangibles assets (trade names) are not amortized but are reviewed for impairment at least annually or more frequently if impairment indicators arise. However, as a result of a recent decline in our common stock price, we will evaluate goodwill on a quarterly basis for potential impairment if such conditions continue. The impairment test that was performed in the fourth quarter of 2007 resulted in an intangible asset impairment loss in our Components segment of $1.1 million related to Gunite’s trade name.

Self-Insurance—Management’s judgment is required to estimate our medical insurance and workers compensation liabilities since we are self-insured. We evaluate the trends of claims to determine the appropriate liability and adjust the amount of such liability, if necessary. Although we are self-insured, we do use insurance policies to cover claims over a pre-determined limit.

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

The most significant element in determining our pension income (cost) in accordance with SFAS No. 87 is the expected return on plan assets. In 2007, we assumed that the expected long-term rate of return on plan assets would be 8.00%. The assumed long-term rate of return on assets is applied to a calculated value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over five years. This produces the expected return on plan assets that is included in pension income (cost). The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past asset gains (losses) affects the calculated value of plan assets and, ultimately, future pension income (cost).

Over the long term, our pension plan assets have earned approximately 8.0%. The expected return on plan assets is reviewed annually, and if conditions should warrant, will be revised. If we were to lower this rate, future pension cost would increase.

At the end of each year, we determine the discount rates to be used to calculate the present value of each of the plan liabilities. The discount rate is an estimate of the current interest rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate, we look to rates of return on high-quality, fixed-income investments that receive one of the two highest ratings given by a recognized ratings agency. At December 31, 2007, we determined the blended rate to be 5.58%. Changes in discount rates over the past three years have not materially affected pension income (cost), and the net effect of changes in the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, have been deferred, in accordance with SFAS No. 87.

For the year ended December 31, 2007, we recognized consolidated pretax pension cost of $13.5 million (including the $11.1 million curtailment charge as a result of a reduction of our hourly workforce in our London, Ontario facility) compared to $7.5 million in 2006 (including a $2.4 million curtailment charge as a result of an reduction of our hourly workforce in our London, Ontario facility). We currently expect that the consolidated pension cost for 2008 will be approximately $2.3 million. We currently expect to contribute $15.9 million to our pension plans during 2008, however, we may elect to adjust the level of contributions based on a number of factors, including performance of pension investments, changes in interest rates, and changes in workforce compensation.

For the year ended December 31, 2007, we recognized a consolidated pre-tax post-retirement welfare benefit cost of $4.0 million (including a net $0.7 million curtailment gain) compared to $6.0 million in 2006. We currently expect that the consolidated post-retirement welfare benefit cost for 2008 will be approximately $2.6 million. We expect to contribute $3.4 million during 2008 to our post-retirement welfare benefit plans.

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

Recent Developments

New Accounting Pronouncements

SFAS No. 157— In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions in GAAP that are dispersed among the many accounting pronouncements that require fair value measurements.  SFAS No. 157 will apply to fiscal years beginning after November 15, 2007.  In November 2007, the FASB provided a one year deferral for the implementation of SFAS No. 157 for other nonfinancial assets and liabilities. Management does not currently anticipate a material impact of SFAS No. 157 on the consolidated financial statements

SFAS No. 159— In February 2007, the FASB issued SFAS No. 159, Establishing the Fair Value Option for Financial Assets and Liabilities, to permit all entities to choose to elect to measure eligible financial instruments at fair value.  SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157, Fair Value Measurements. An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. Management does not currently anticipate that it will have a material impact of SFAS No. 159 on the consolidated financial statements.

SFAS No. 141(R) — In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which replaces SFAS No. 141, Business Combinations. SFAS No. 141(R) requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value. SFAS No. 141(R) also requires transactions costs related to the business combination to be expensed as incurred. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Management is currently evaluating the impact of SFAS No. 141(R) related to future acquisitions, if any, on our consolidated financial statements.

SFAS No. 160 — In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements.  SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. Its intention is to eliminate the diversity in practice regarding the accounting for transactions between an entity and noncontrolling interests. SFAS No. 160 will apply to fiscal years beginning on or after December 15, 2008. Management is currently evaluating the impact of SFAS No. 160 on our consolidated financial statements.

Effects of Inflation.

The effects of inflation were not considered material during fiscal years 2007, 2006, or 2005.

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

Foreign Currency Risk

Certain forecasted transactions, assets, and liabilities are exposed to foreign currency risk. We monitor our foreign currency exposures to maximize the overall effectiveness of our foreign currency derivatives. The principal currency of exposure is the Canadian dollar. From time to time we use foreign currency financial instruments to offset the impact of the variability in exchange rates on our operations, cash flows, assets and liabilities. At December 31, 2007, we had no open foreign exchange forward contracts.

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

Raw Material/Commodity Price Risk

We rely upon the supply of certain raw materials and commodities in our production processes, and we have entered into firm purchase commitments for steel, aluminum, and natural gas. A 10% adverse change in pricing (considering 2007 production volume) would be approximately $4.9 million, which would be reduced through the terms of the sales, supply, and procurement contracts. Additionally, from time to time, we use commodity price swaps and futures contracts to manage the variability in certain commodity prices on our operations and cash flows. At December 31, 2007, the notional amount of open commodity price swaps or futures contracts was $12.5 million.

Interest Rate Risk

We use long-term debt as a primary source of capital. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for our long-term debt at December 31, 2007. The weighted average interest rates are based on 12 month LIBOR in effect as of December 31, 2007:

(Dollars in thousands)	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
Long-term Debt:
Fixed	—	—	—	—	—	$275,000	$275,000	$224,298
Average Rate	—	—	—	—	—	8.50%	8.50%
Variable	—	—	—	—	$294,625	$3,100	$297,725	$280,048
Average Rate	—	—	—	—	8.50%	3.67%	8.45%

We have used interest rate swaps to alter interest rate exposure between fixed and variable rates on a portion of our long-term debt.  As of December 31, 2007, we were party to two interest rate swap agreements.  The first swap has a notional of $250 million with terms to exchange with the counterparty, at specified intervals, the difference between 4.43% from March 2007 through March 2008, and the variable rate interest amounts calculated by reference to the notional principal amount.  The second agreement was established in December 2007 and has terms with the counterparty, at specified intervals, the difference between 3.81% from March 2008 through March 2010, and the variable rate interest amounts calculated by reference to the notional principal amount. The notional principal amounts under the terms are $200 million from March 2008 through March 2009, $150 million from March 2009 through September 2009 and $125 million from September 2009 through March 2010.

Item 8.  Financial Statements and Supplementary Data

Attached, beginning at page 45.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2007. Based upon their evaluation of these disclosure controls and procedures, the Chairman of the Board and Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2007 to ensure that information required to be disclosed under the Exchange Act is recorded, processed, summarized, and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of published financial statements in accordance with generally accepted accounting principles.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management has concluded that, as of December 31, 2007, our internal controls over financial reporting were effective based on that framework.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Deloitte & Touche LLP, the Company’s independent registered public accounting firm, issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, which is included herein.

Changes in Internal Controls Over Financial Reporting —During the fourth quarter of fiscal 2007 there were no material changes in our  internal controls over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Accuride Corporation

We have audited the internal control over financial reporting of Accuride Corporation and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Evaluation of Disclosure Controls and Procedures.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2007 of the Company and our report dated March 10, 2008 expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph regarding the adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, Statement of Financial Accounting Standards No. 123(R), Share Based Payment, and Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

/s/ DELOITTE & TOUCHE LLP
Indianapolis, Indiana
March 10, 2008

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

The information required by Item 10 is incorporated by reference to the information set forth in our Proxy Statement in connection to our 2008 Annual Meeting of Shareholders to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this Form 10-K.

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

Item 11.  Executive Compensation

The information required by Item 11 is incorporated by reference to the information set forth in our 2008 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by Item 12 is incorporated by reference to the information set forth in our 2008 Proxy Statement.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by Item 13 is incorporated by reference to the information set forth in our 2008 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference to the information set forth in our 2008 Proxy Statement.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)                                  The following constitutes a list of Financial Statements and Financial Statement Schedules required to be included in this report:

1.  Financial Statements

The following financial statements of the Registrant are filed herewith as part of this report:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets—December 31, 2007 and 2006,

Consolidated Statements of Operations—Years ended December 31, 2007, 2006, and 2005.

Consolidated Statements of Stockholders’ Equity—Years ended December 31, 2007, 2006, and 2005.

Consolidated Statements of Cash Flows—Years ended December 31, 2007, 2006, and 2005.

Notes to Consolidated Financial Statements—Years ended December 31, 2007, 2006, and 2005.

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

4.5	—	Termination of Shareholder Rights Agreement, dated September 15, 2007. Previously filed as an exhibit to the Form 10-Q filed on November 2, 2007 and incorporated herein by reference.
4.6	—

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

Form of Amendment to Stockholders’ Agreement by and among Accuride Corporation, certain employees and the Hubcap Acquisition L.L.C. Previously filed as an exhibit to Amendment No. 1, filed September 22, 2005 to Form S-1 effective October 3, 2005 (Reg. No. 333-128327) and incorporated herein by reference.

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

10.3*	—	2005 Incentive Award Plan (as Amended and Restated). Previously filed as an exhibit to the Form 8-K filed on June 19, 2007 and incorporated herein by reference.
10.4*	—

Accuride Corporation Employee Stock Purchase Plan. Previously filed as an exhibit to Amendment 4, filed on April 21, 2005, to the Form S-1 effective April 25, 2005 (Reg. No. 333-121944) and incorporated herein by reference.

10.5*	—	First Amendment to the Accuride Corporation Employee Stock Purchase Plan. Previously filed as an Exhibit to the Form 10-K filed on March 7, 2006, and incorporated herein by reference.
10.6	—

Lease Agreement, dated November 1, 1988, by and between Kaiser Aluminum & Chemical Corporation and The Bell Company regarding the property in Cuyahoga Falls, Ohio, as amended and extended. Previously filed as an exhibit to the Form S-4 effective July 23, 1998 (Reg. No. 333-50239) and incorporated herein by reference.

10.7	—

First Amendment to Lease Agreement, dated September 30, 1999, between AKW, L.P. (Accuride Erie) (as successor to Kaiser Aluminum and Chemical Corporation) and Sarum Management, Inc. (as successor to The Bell Company) regarding the property in Cuyahoga Falls, Ohio. Previously filed as an exhibit to Amendment No. 1 filed on February 23, 2005 to the Form S-1 effective April 25, 2005 (Reg. No. 333-121944) and incorporated herein by reference.

10.8	—

Second Amendment to Lease Agreement between AKW, L.P. (Accuride Erie) (as successor to Kaiser Aluminum and Chemical Corporation) and Sarum Management, Inc. (as successor to the Bell Company) regarding the property in Cuyahoga Falls, Ohio. Previously filed as an Exhibit to the Form 10-K filed on March 21, 2003 and incorporated herein by reference.

10.9	—

Third Amendment to Lease Agreement between Accuride Erie L.P. and Sarum Management, Inc. regarding the property in Cuyahoga Falls, Ohio. Previously filed as an Exhibit to the Form 10-K filed on March 17, 2004 and incorporated herein by reference.

10.10	—

Lease Agreement, dated October 26, 1998, as amended, by and between Accuride Corporation and Viking Properties, LLC, regarding the Evansville, Indiana office space. Previously filed as an exhibit to Amendment No. 1 filed on February 23, 2005 to the Form S-1 effective April 25, 2005 (Reg. No. 333-121944) and incorporated herein by reference.

10.11	—

Lease Agreement, dated March 31, 2005, between Accuride Erie L.P. and Greater Erie Industrial Development Corporation regarding property in Erie, Pennsylvania. Previously filed as an exhibit to the Form 10-K filed on March 7, 2006 and incorporated herein by reference.

10.12*	—	Accuride Executive Retirement Allowance Policy, dated November 2003. Previously filed as an exhibit to the Form 10-K filed on March 17, 2004 and incorporated herein by reference.
10.13	—	Security Agreement, dated July 26, 2006, by Accuride Canada, Inc. to Citicorp USA, Inc. Previously filed as an exhibit to the Form 10-Q filed on August 9, 2001 and incorporated herein by reference.

10.14*	—	Form of Severance and Retention Agreement (Tier I executives). Previously filed as an exhibit to the Form 8-K filed on February 27, 2008, and incorporated herein by reference.
10.15*	—	Form of Severance and Retention Agreement (Tier II executives). Previously filed as an exhibit to the Form 8-K filed on February 27, 2008, and incorporated herein by reference.
10.16*	—	Form of Severance and Retention Agreement (Tier III executives). Previously filed as an exhibit to the Form 8-K filed on February 27, 2008, and incorporated herein by reference.
10.17	—

Pledge of Shares Agreement, dated June 13, 2003, by and between Accuride Corporation and Citicorp USA, Inc. Previously filed as an exhibit to the Form 10-Q filed August 13, 2003 and incorporated herein by reference.

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

First Amendment, dated November 28, 2007, to the Fourth Amended and Restated Credit Agreement, dated January 31, 2005, by and among the Registrant, Accuride Canada, Inc., the banks, financial institutions, and other institutional lenders listed on the signature pages thereof, Citibank, N.A., Citicorp USA, Inc., Citigroup Global Markets Inc., Lehman Brothers Inc, Lehman Commercial Paper Inc., and UBS Securities LLC. Previously filed as an exhibit to Form 8-K filed on November 29, 2007 and incorporated herein by reference.

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

Form of Accuride Corporation Directors Stock Option Agreement for use with 2005 Incentive Award Plan. Previously filed as an exhibit to Amendment 4, filed on April 21, 2005, to the Form S-1 effective April 25, 2005 (Reg. No. 333-121944) and incorporated herein by reference.

10.33	—

Lease Agreement, dated as of February 12, 2007, by and between Imperial Group, LP, and Northgate Investors, LLC. Previously filed as an exhibit to the Form 8-K filed on February 13, 2007, and incorporated herein by reference.

10.34	—

Commercial Lease, effective August 1, 2006, by and between Accuride Corporation and RN Realty. Previously filed as an exhibit to the Form 8-K filed on July 17, 2006, and incorporated herein by reference.

10.35*	—	Form of Restricted Stock Unit Award Agreement for use with 2005 Incentive Award Plan. Previously filed as an exhibit to the Form 8-K filed on December 21, 2006, and incorporated herein by reference.
10.36*	—

Form of Stock Appreciation Rights Award Agreement for use with 2005 Incentive Award Plan. Previously filed as an exhibit to the Form 8-K filed on December 21, 2006, and incorporated herein by reference.

10.37*†	—	Form of Accuride Non-employee Director Restricted Stock Unit Award Agreement, for use with the 2005 Incentive Award Plan.
10.38*	—

Accuride Corporation Directors’ Deferred Compensation Plan, as amended and restated effective January 1, 2008. Previously filed as an exhibit to the Form 8-K filed on October 29, 2007, and incorporated herein by reference.

10.39*	—

Employment Agreement by and between Accuride Corporation and Terrence Keating, effective as of March 1, 2008. Previously filed as an exhibit to the Form 8-K filed on March 11, 2008, and incorporated herein by reference.

10.40	—

Commercial Lease Agreement, effective March 1, 2007, by and between Imperial Group, LP, and BR Williams Trucking, Inc. Previously filed as an exhibit to the Form 8-K filed on March 14, 2007, and incorporated herein by reference.

14.1	—

Accuride Corporation Code of Conduct-2005. Previously filed as an exhibit to Amendment No. 2 filed on March 25, 2005 to the Form S-1 effective April 25, 2005 (Reg. No. 333-121944) and incorporated herein by reference.

21.1†	—	Subsidiaries of the Registrant.
23.1†	—	Consent of Deloitte & Touche LLP.
31.1†	—	Section 302 Certification of John R. Murphy in connection with the Annual Report of Form 10-K of Accuride Corporation for the fiscal year ended December 31, 2007.
31.2†	—	Section 302 Certification of David K. Armstrong in connection with the Annual Report of Form 10-K of Accuride Corporation for the fiscal year ended December 31, 2007.
32.1††	—	Section 906 Certification of John R. Murphy in connection with the Annual Report on Form 10-K of Accuride Corporation for the fiscal year ended December 31, 2007.
32.2††	—	Section 906 Certification of David K. Armstrong in connection with the Annual Report on Form 10-K of Accuride Corporation for the fiscal year ended December 31, 2007.

†              Filed herewith

††            Furnished herewith

*              Management contract or compensatory agreement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	March 17, 2008

ACCURIDE CORPORATION

		By:	/s/ JOHN R. MURPHY
John R. Murphy President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID K. ARMSTRONG	Senior Vice President / Chief Financial Officer	March 17, 2008
David K. Armstrong	(Principal Financial and Accounting Officer)

/s/ TERRENCE J. KEATING	Chairman	March 17, 2008
Terrence J. Keating

/s/ MARK D. DALTON	Director	March 17, 2008
Mark D. Dalton

/s/ JOHN D. DURRETT, JR.	Director	March 17, 2008
John D. Durrett, JR.

/s/ DONALD T. JOHNSON, JR.	Director	March 17, 2008
Donald T. Johnson, Jr.

/s/ WILLIAM M. LASKY	Director	March 17, 2008
William M. Lasky

/s/ CHARLES E. MITCHELL RENTSCHLER	Director	March 17, 2008
Charles E. Mitchell Rentschler

/s/ DONALD C. ROOF	Director	March 17, 2008
Donald C. Roof

ACCURIDE CORPORATION
INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Accuride Corporation

Evansville, Indiana

We have audited the accompanying consolidated balance sheets of Accuride Corporation and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Accuride Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes and effective January 1, 2006, the Company changed its method of accounting for share-based payments as required by Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, and effective December 31, 2006, the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Indianapolis, Indiana
March 10, 2008

ACCURIDE CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except for per share data)	2007	2006

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$90,935	$110,204
Customer receivables, net of allowance for doubtful accounts of $1,461 and $2,127 in 2007 and 2006, respectively	81,719	132,482
Other receivables	5,476	10,183
Inventories	92,570	103,653
Supplies	20,540	22,124
Deferred income taxes	19,422	14,451
Prepaid expenses and other current assets	2,703	5,143
Total current assets	313,365	398,240
PROPERTY, PLANT AND EQUIPMENT—Net	279,240	300,806
OTHER ASSETS:
Goodwill	378,804	389,513
Other intangible assets	128,870	135,644
Investment in affiliates	1,090	350
Deferred financing costs, net of accumulated amortization of $3,705 and $2,470 in 2007 and 2006, respectively	6,794	8,029
Pension benefit plan asset and other	5,471	605
TOTAL	$1,113,634	$1,233,187
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$80,070	$107,217
Accrued payroll and compensation	30,456	28,430
Accrued interest payable	11,105	11,406
Income taxes payable	—	4,135
Other postretirement benefit plan liability	3,443	3,424
Accrued and other liabilities	24,880	32,287
Total current liabilities	149,954	186,899
LONG-TERM DEBT	572,725	642,725
DEFERRED INCOME TAXES	34,644	39,945
LONG-TERM INCOME TAX PAYABLE	9,915	—
OTHER POSTRETIREMENT BENEFIT PLAN LIABILITY	58,519	81,158
PENSION BENEFIT PLAN LIABILITY	10,939	15,096
OTHER LIABILITIES	3,138	3,782
COMMITMENTS AND CONTINGENCIES (Note 17)	—	—
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 5,000 shares authorized and unissued	—	—
Common Stock, $0.01 par value; 100,000 shares authorized, 36,066 and 35,554 shares issued, and 35,362 and 34,850 shares outstanding in 2007 and 2006, respectively	354	349
Additional paid-in-capital	262,645	255,741
Treasury stock – 76 shares at cost in 2007 and 2006	(751)	(751)
Accumulated other comprehensive loss	(9,105)	(23,100)
Retained earnings	20,657	31,343
Total stockholders’ equity	273,800	263,582
TOTAL	$1,113,634	$1,233,187

See notes to consolidated financial statements.

ACCURIDE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
(in thousands except per share data)	2007	2006	2005

NET SALES	$1,013,686	$1,408,155	$1,229,311
COST OF GOODS SOLD	927,192	1,211,258	1,028,175
GROSS PROFIT	86,494	196,897	201,136
OPERATING EXPENSES:
Selling, general and administrative	56,898	53,458	51,601
INCOME FROM OPERATIONS	29,596	143,439	149,535
OTHER INCOME (EXPENSE):
Interest income	1,952	1,976	556
Interest expense	(50,296)	(52,886)	(51,686)
Loss on extinguishment of debt	—	—	(4,474)
Refinancing costs	—	—	(15,513)
Equity in earnings of affiliates	—	621	455
Other income—net	6,978	602	565
INCOME (LOSS) BEFORE INCOME TAXES	(11,770)	93,752	79,438
INCOME TAX PROVISION (BENEFIT)	(3,131)	28,619	28,209
NET INCOME (LOSS)	$(8,639)	$65,133	$51,229
Weighted average common shares outstanding—basic	35,179	34,280	29,500
Basic income (loss) per share	$(0.25)	$1.90	$1.74
Weighted average common shares outstanding—diluted	35,249	34,668	30,075
Diluted income (loss) per share	$(0.25)	$1.88	$1.70

See notes to consolidated financial statements.

ACCURIDE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

	Comprehensive Income (Loss)	Common Stock and Additional Paid-in- Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficiency)	Total Stockholders’ Equity (Deficiency)
BALANCE at January 1, 2005	—	$52,086	$(735)	$(12,113)	$(85,019)	$(45,781)
Net income	$51,229	—	—	—	51,229	51,229
Issuance of common stock – acquisition of TTI	—	92,000	—	—	—	92,000
Net proceeds from sales of stock	—	89,605	—	—	—	89,605
Exercise of stock options	—	2,416	(16	—	—	2,400
Other comprehensive income:
Change in fair market value of cash flow hedges (net of tax)	(62)	—	—	(62)	—	(62)
Minimum pension liability adjustment (net of tax)	(13,648)	—	—	(13,648)	—	(13,648)
Comprehensive income	$37,519
BALANCE—December 31, 2005		236,107	(751)	(25,823)	(33,790)	175,743
Net income	$65,133	—	—	—	65,133	65,133
Costs related to sales of stock	—	(103)	—	—	—	(103)
Exercise of share-based awards	—	6,812	—	—	—	6,812
Stock compensation expense	—	1,500	—	—	—	1,500
Tax contingency settlement	—	11,774	—	—	—	11,774
Adoption of SFAS No. 158 (net of tax)	—	—	—	(20,542)	—	(20,542)
Other comprehensive income:
Change in fair market value of cash flow hedges (net of tax)	(397)	—	—	(397)	—	(397)
Minimum pension liability adjustment (net of tax)	23,662	—	—	23,662	—	23,662
Comprehensive income	$88,398
BALANCE—December 31, 2006		256,090	(751)	(23,100)	31,343	263,582
Net income (loss)	$(8,639)	—	—	—	(8,639)	(8,639)
Exercise of share-based awards	—	4,190	—	—	—	4,190
Stock compensation expense	—	2,719	—	—	—	2,719
Adoption of FIN 48	—	—	—	—	(2,047)	(2,047)
Other comprehensive income:
Pension liability adjustment (net of tax)	13,995	—	—	13,995	—	13,995
Comprehensive income	$5,356
BALANCE—December 31, 2007		$262,999	$(751)	$(9,105)	$20,657	$273,800

See notes to consolidated financial statements.

ACCURIDE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(8,639)	$65,133	$51,229
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and asset impairment	55,912	61,497	40,358
Amortization – deferred financing costs	1,235	1,366	3,237
Amortization and impairment – other intangible assets	6,774	5,532	5,194
Loss on extinguishment of debt	—	—	4,474
Loss (gain) on disposal of assets	433	1,551	85
Deferred income taxes	(8,450)	9,672	21,330
Equity in earnings of affiliates	—	(621)	(455)
Cash distribution from affiliate	—	—	1,000
Non-cash stock-based compensation	2,719	1,500	—
Changes in certain assets and liabilities, net of effects from acquisition:
Receivables	55,470	1,069	(1,755)
Inventories and supplies	12,667	10,637	(15,952)
Prepaid expenses and other assets	11,142	3,119	(654)
Accounts payable	(25,873)	(9,997)	(7,514)
Accrued and other liabilities	(20,448)	555	(8,662)
Net cash provided by operating activities	82,942	151,013	91,915
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(36,499)	(42,189)	(39,958)
Acquisition costs - TTI	—	—	(8,327)
Cash distribution from investment - Trimont	427	544	679
Proceeds from sale of property, plant and equipment	446	1,888	—
Other investments, net of cash acquired	(740)	(1,038)	—
Net cash used in investing activities	(36,366)	(40,795)	(47,606)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(70,000)	(50,000)	(971,731)
Proceeds from issuance of long-term debt	—	—	825,000
Increase in revolving credit advance	5,000	25,000	—
Decrease in revolving credit advance	(5,000)	(30,000)	—
Deferred financing fees	—	—	(10,006)
Payment of premium on notes extinguished	—	—	(2,928)
Proceeds from issuance of shares	—	(103)	89,605
Proceeds from employee stock option and stock purchase plans	3,006	4,535	2,323
Tax benefit from employee stock option exercises	1,149	2,139	—
Net cash used in financing activities	(65,845)	(48,429)	(67,737)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(19,269)	61,789	(23,428)
CASH AND CASH EQUIVALENTS—Beginning of year	110,204	48,415	71,843
CASH AND CASH EQUIVALENTS—End of year	$90,935	$110,204	$48,415

Supplemental cash flow information:
Cash paid for interest	$46,794	$51,480	$49,987
Cash paid for taxes	$2,101	$10,249	$9,589
Cash paid for capital leases	$214	$233	$179
Purchases of property, plant and equipment in accounts payable	$8,221	$9,495	$7,300

See notes to consolidated financial statements.

ACCURIDE CORPORATION

For the years ended December 31, 2007, 2006, and 2005

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

Note 1 - Summary of Significant Accounting Policies

Basis of Consolidation—The accompanying consolidated financial statements include the accounts of Accuride Corporation (the “Company”) and its wholly-owned subsidiaries, including Accuride Canada, Inc. (“Accuride Canada”), Accuride Erie L.P. (“Accuride Erie”), Accuride de Mexico, S.A. de C.V. (“AdM”), AOT, Inc. (“AOT”), and Transportation Technologies Industries, Inc. (“TTI”). TTI’s subsidiaries include Bostrom Seating, Inc. (“Bostrom”), Brillion Iron Works, Inc. (“Brillion”), Fabco Automotive Corporation (“Fabco”), Gunite Corporation (“Gunite”), and Imperial Group, L.P. (“Imperial”). TTI was acquired on January 31, 2005. Accordingly, 2005 results represent 11 months of activity (see Note 2). All intercompany transactions have been eliminated. Investments in affiliated companies in which we have a controlling interest are accounted for using the equity method.

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

Investment in Affiliate—Included in “Equity in earnings of affiliates” was our 50% interest in the earnings of AOT. AOT was a joint venture between us and The Goodyear Tire & Rubber Company (“Goodyear”) formed to provide sequenced wheel and tire assemblies for Navistar International Transportation Corporation. Our investment in AOT at December 31, 2005 totaled $3.2 million.  On October 31, 2006, AOT became a wholly-owned subsidiary as a result of our purchase of Goodyear’s interest.  As of December 31, 2007, the investment on the consolidated balance sheet of $1.1 million represents the amount contributed to a technology company.

Property, Plant and Equipment—Property, plant and equipment are recorded at cost and are depreciated using the straight-line method over their expected useful lives which are generally as follows:

Buildings and improvements	15-30 years
Factory machinery and equipment	10 years

Deferred Financing Costs—Costs incurred in connection with the Credit Agreement and issuance of senior subordinated notes (see Note 6) have been deferred and are being amortized over the life of the related debt using the effective interest method.

Goodwill—Goodwill consists of costs in excess of the net assets acquired in connection with the Phelps Dodge Corporation (“PDC”) acquisition of us in March 1988, the Accuride Erie acquisition in April 1999, the AdM acquisition in July 1999, and the TTI acquisition in January 2005. Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Accounting for Goodwill and Other Intangible Assets. Accordingly, we no longer amortize goodwill, but test for impairment at least annually. The impairment test performed as of November 30, 2007 resulted in no impairment.

Intangible Assets—SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, have been applied to the TTI transaction (See Note 2). Accordingly, the tangible and identifiable intangible assets and liabilities have been adjusted to fair values with the remainder of the purchase price recorded as goodwill. Prior to the acquisition of TTI in January 2005, there were no intangible assets. Indefinite lived intangibles assets (trade names) are not amortized but are reviewed for impairment at least annually or more frequently if impairment indicators arise.  The impairment test that was performed as of November 30, 2007 resulted in an impairment loss in our Components segment of $1.1 million (see Note 4).

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

Pension Plans—We have trusteed, non-contributory pension plans covering certain U.S. and Canadian employees. For certain plans, the benefits are based on career average salary and years of service and, for other plans, a fixed amount for each year of service. Our net periodic pension benefit costs are actuarially determined. Our funding policy provides that payments to the pension trusts shall be at least equal to the minimum legal funding requirements.

Postretirement Benefits Other Than Pensions—We have postretirement health care and life insurance benefit plans covering certain U.S. non-bargained and Canadian employees. We account for these benefits on an accrual basis and provide for the expected cost of such postretirement benefits accrued during the years employees render the necessary service. Our funding policy provides that payments to participants shall be at least equal to our cash basis obligation.

Postemployment Benefits Other Than Pensions—We have certain post-employment benefit plans, which provide severance benefits, covering certain U.S. and Canadian employees. We account for these benefits on an accrual basis.

Income Taxes—Deferred tax assets and liabilities are computed based on differences between financial statement and income tax bases of assets and liabilities using enacted income tax rates. Deferred income tax expense or benefit is based on the change in deferred tax assets and liabilities from period to period, subject to an ongoing assessment of realization of deferred tax assets. Management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets, liabilities and any valuation allowance recorded against the deferred tax assets. We evaluate quarterly the realizability of our net deferred tax assets by assessing the valuation allowance and adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are our forecast of taxable income and the availability of tax planning strategies that can be implemented to realize the net deferred tax assets. Although realization of our net deferred tax assets is not certain, we have concluded that we will more likely than not realize the deferred tax assets, excluding certain state net operating losses for which we have provided a valuation allowance.

In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes, to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in SFAS No. 109, Accounting for Income Taxes, on the uncertainty in income taxes recognized in an enterprise's financial statements.  Specifically, FIN 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 will apply to fiscal years beginning after December 15, 2006. The impact of the adoption of FIN 48 on January 1, 2007, was to decrease retained earnings by $2.1 million, increase goodwill by $0.7 million, decrease income taxes payable by $6.1 million, decrease net deferred tax liabilities by $2.7 million, and increase non-current income taxes payable by $11.6 million.

Research and Development Costs—Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred. The amounts expensed in the years ended December 31, 2007, 2006, and 2005 totaled $7.3 million, $8.0 million and $7.2 million, respectively.

Foreign Currency—The assets and liabilities of Accuride Canada and AdM that are receivable or payable in cash are converted at current exchange rates, and inventories and other non-monetary assets and liabilities are converted at historical rates. Revenues and expenses are converted at average rates in effect for the period. The functional currencies of Accuride Canada and AdM have been determined to be the U.S. dollar. Accordingly, gains and losses resulting from conversion of such amounts, as well as gains and losses on foreign currency transactions, are included in operating results as “Other income (expense), net.” We had aggregate foreign currency gains of $6.6 million, $0.1 million and $0.6 million for the years ended December 31, 2007, 2006, and 2005, respectively.

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

Derivative Financial Instruments—We use derivative instruments to manage exposure to foreign currency, commodity prices, and interest rate risks. We do not enter into derivative financial instruments for trading or speculative purposes. The derivative instruments used by us include interest rate and foreign exchange instruments. All derivative instruments are recognized on the consolidated balance sheet at their estimated fair value. See Note 13 for the carrying amounts and estimated fair values of these instruments.

Interest Rate Instruments—We use interest rate swap agreements as a means of fixing the interest rate on portions of our floating-rate debt. At December 31, 2007, we had two interest rate swap agreements outstanding.  See Note 6 for the details of the agreements.  The interest rate swap agreements are not designated as hedges for financial reporting purposes and are carried in the consolidated financial statements at fair value, with all realized and unrealized gains or losses reflected in current period earnings as a component of interest expense.  See Note 6 for the description of interest rate instruments.

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

While we had no outstanding instruments at December 31, 2007, we had $20.4 million of outstanding foreign currency exchange instruments at December 31, 2006. Foreign currency forward contracts are carried in the consolidated financial statements at fair value, with unrealized gains or losses reflected in current period earnings as other income or expense. The settlement amounts are also reported in the consolidated financial statements as a component of other income or expense.  As of December 31, 2007, there were no derivatives designated as hedges for financial reporting purposes.

Commodity Price Instruments—We periodically use commodity price swap contracts to limit exposure to changes in certain raw material prices. Commodity price instruments, which do not meet the normal purchase exception, are not designated as hedges for financial reporting purposes and, accordingly, are carried in the financial statements at fair value, with realized and unrealized gains and losses reflected in current period earnings as a component of “Cost of goods sold.” The notional amount of commodity price instruments at December 31, 2007 was $12.5 million. We had no outstanding commodity price swaps at December 31, 2005 and 2006.

The pre-tax realized and unrealized gains (losses) on our derivative financial instruments for the years ended December 31, 2007, 2006, and 2005 recognized in our consolidated statements of operations are as follows:

	Interest Rate Instruments		Foreign Exchange Instruments
	Realized Gain (Loss)	Unrealized Gain (Loss)	Realized Gain (Loss)	Unrealized Gain (Loss)
2005	$(307)	$2,651	$699	—
2006	2,536	(184)	—	$(283)
2007	(2,644)	2,322	2,698	283

Earnings Per Share—Earnings per share are calculated as net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share are calculated by dividing net income by this weighted-average number of common shares outstanding plus common stock equivalents outstanding during the year. Employee stock options outstanding to acquire 1,176,276 shares in 2007, 97,592 shares in 2006, and 40,195 shares in 2005 were not included in the computation of diluted earnings per common share because the effect would be anti-dilutive.

	December 31,
	2007	2006	2005

Numerator:
Net income (loss)	$(8,639)	$65,133	$51,229

Denominator:
Basic weighted average shares outstanding	35,179	34,280	29,500
Effect of dilutive share-based awards	70	388	575
Dilutive weighted average shares outstanding	35,249	34,668	30,075

Stock Based Compensation—As described in Note 10, we maintain stock-based compensation plans which allow for the issuance of incentive stock options, or ISOs, as defined in section 422 of the Internal Revenue Code of 1986, as amended, or the Code, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, or SARs, deferred stock, dividend equivalent rights, performance awards and stock payments, which we refer to collectively as Awards, to officers, our key employees, and to members of the Board of Directors. We also maintain an employee stock purchase plan that provides for the issuance of shares to all of our eligible employees at a discounted price. Effective January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment. Under the modified prospective method of adoption, compensation expense related to share-based awards is recognized beginning in 2006, but compensation expense in 2005 related to share-based awards continues to be disclosed on a pro forma basis only. There was no cumulative effect of adopting SFAS No. 123(R).

New Accounting Pronouncements

SFAS No. 157— In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions in GAAP that are dispersed among the many accounting pronouncements that require fair value measurements.  SFAS No. 157 will apply to fiscal years beginning after November 15, 2007. In November 2007, the FASB provided a one year deferral for the implementation of SFAS No. 157 for other nonfinancial assets and liabilities. Management does not currently anticipate a material impact of SFAS No. 157 on the consolidated financial statements.

SFAS No. 159— In February 2007, the FASB issued SFAS No. 159, Establishing the Fair Value Option for Financial Assets and Liabilities, to permit all entities to choose to elect to measure eligible financial instruments at fair value.  SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157, Fair Value Measurements. An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. Management does not currently anticipate a material impact of SFAS No. 159 on the consolidated financial statements.

SFAS No. 141(R) — In December 2007, the FASB issued SFAS No. 141(R), which replaces SFAS No. 141. SFAS No. 141(R) requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value. SFAS No. 141(R) also requires transactions costs related to the business combination to be expensed as incurred. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Management is currently evaluating the impact of SFAS No. 141(R) related to future acquisitions, if any, on our consolidated financial statements.

SFAS No. 160 — In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements.  SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. Its intention is to eliminate the diversity in practice regarding the accounting for transactions between an entity and noncontrolling interests. SFAS No. 160 will apply to fiscal years beginning on or after December 15, 2008. Management is currently evaluating the impact of SFAS No. 160 on the consolidated financial statements.

Note 2 - Acquisitions

On January 31, 2005, we completed our acquisition of TTI. Accuride Corporation issued 7,964,238 shares of common stock in exchange for the assets of TTI. The transaction was accounted for using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations, and accordingly, the operating results of TTI have been included with those of the Company subsequent to January 31, 2005. In connection with the merger, we refinanced substantially all our debt (See Note 6).

On October 31, 2006, AOT became a wholly-owned subsidiary as a result of our purchase of Goodyear’s interest for $0.7 million, net of cash acquired.  Subsequent to the acquisition date, the results of operations are included in our consolidated results of operations.  Prior to October 31, 2006, this investment was accounted for under the equity method and results of operations were included within equity earnings of affiliates.

Note 3 - Inventories

The inventories at December 31, 2007 and 2006, on a FIFO basis except at AdM which values inventories using an average cost basis, were as follows:

	As of December 31,
	2007	2006

Raw materials	$30,267	$29,437
Work in process	28,193	39,796
Finished manufactured goods	34,110	34,420
Total inventories	$92,570	$103,653

Note 4 - Goodwill and Other Intangible Assets

SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, have been applied to the acquisition of TTI, which occurred on January 31, 2005.  Accordingly, the tangible and identifiable intangible assets and liabilities were adjusted to fair values with the remainder of the purchase price recorded as goodwill.  Additionally, goodwill and indefinite lived intangibles assets (trade names) are not amortized but are reviewed for impairment at least annually or more frequently if impairment indicators arise.  Amortization expense in 2007 was $5.7 million.  We estimate that aggregate amortization expense for 2008 will be $5.4 million with the following four years at $4.7 million each year.  The summary of goodwill and other intangible assets is as follows:

	Weighted	As of December 31, 2007			As of December 31, 2006
	Average		Accumulated
	Useful	Gross	Amortization	Carrying	Gross	Accumulated	Carrying
	Lives	Amount	& Impairment	Amount	Amount	Amortization	Amount
Goodwill	—	$378,804	—	$378,804	$389,513	—	$389,513
Other intangible assets:
Non-compete agreements	3.0	$2,600	$1,938	$662	$2,600	$999	$1,601
Trade names	—	38,080	1,100	36,980	38,080	—	38,080
Technology	14.7	33,540	6,690	26,850	33,540	4,395	29,145
Customer relationships	29.6	71,500	7,122	64,378	71,500	4,682	66,818
		$145,720	$16,850	$128,870	$145,720	$10,076	$135,644

Indefinite lived intangibles assets (trade names) are not amortized but are reviewed for impairment at least annually or more frequently if impairment indicators arise.  The test that was performed for 2007 resulted in an impairment loss of our Gunite trade name in our Components segment of $1.1 million, which was recorded in Operating expenses and had an earnings per share impact of $0.02.  The fair value of our trade names are based on discounted cash flows on royalties from future revenues.  The decrease in valuation was a result of reduced demand in the commercial vehicle industry.

The following presents the changes in the carrying amount of goodwill for the year ended December 31, 2007:

	Wheels	Components	Other	Total
Balance at December 31, 2006	$123,199	$254,219	$12,095	$389,513
Adoption of FIN 48 on January 1, 2007	—	731	—	731
Tax matters related to TTI Merger	—	(11,035)	(405)	(11,440)
Balance at December 31, 2007	$123,199	$243,915	$11,690	$378,804

During 2007, goodwill was reduced by $4.1 million in accordance with EITF 93-7, Uncertainties Related to Income Taxes in a Purchase Business Combination, due to settlements of tax audits and amendments of previously filed returns.  Also during 2007, we increased deferred tax assets and reduced goodwill by $7.4 million for the correction of an immaterial error related to the TTI Merger.  We considered both the qualitative and quantitative effects of this error on the financial statements for the fiscal year ended December 31, 2007, as well as the qualitative and quantitative effects of including the error correction in previous periods and concluded that the effects on the financial statements are not material.

Note 5 - Property, Plant and Equipment

Property, plant and equipment at December 31, 2007 and 2006 consist of the following:

	2007	2006
Land and land improvements	$12,760	$12,572
Buildings	97,906	96,875
Machinery and equipment	579,263	556,196
	689,929	665,643
Less: accumulated depreciation	410,689	364,837
Property, plant and equipment, net	$279,240	$300,806

During 2006, we changed our estimated lives for certain light wheel assets related to a customer re-sourcing decision as described in Note 17. The new depreciation period was selected to correspond with the estimated date of re-sourcing.  Due to the acceleration of depreciation, operating income during 2006 and 2007 was reduced by $16.3 million and $12.8 million, respectively.  The impacts on earnings per share for 2006 and 2007 were $0.30 and $0.24, respectively.

Depreciation expense for the years ended December 31, 2007, 2006 and 2005 was $55.9 million, $61.5 million and $40.4 million, respectively. During 2006, we sold our Columbia, Tennessee property for net proceeds of $1.9 million, resulting in a loss of $1.4 million. Also in 2006, we recorded a $2.3 million impairment of tooling assets in our Piedmont, Alabama facility as a result of a discontinuation of a certain product line.

Note 6 - Debt

Debt at December 31, 2007 and 2006 consists of the following:

	2007	2006
Term B Facility	$294,625	$364,625
Senior subordinated notes	275,000	275,000
Industrial Revenue Bond	3,100	3,100
	572,725	642,725
Less current maturities	—	—
Total	$572,725	$642,725

Bank Borrowing—In connection with the TTI merger, we entered into a Fourth Amended and Restated Credit Agreement consisting of (1) a term credit facility (the Term B Loan Facility) in an aggregate principal amount of $550.0 million that will mature on January 31, 2012, and (2) a revolving credit facility (the “Revolver”) in an aggregate principal amount of $125.0 million (comprised of a $95.0 million U.S. revolving credit facility and the continuation of a $30.0 million Canadian revolving credit facility) that will terminate on January 31, 2010. As of December 31, 2007, $294.6 million was outstanding under the Term B Loan Facility and the Revolver was undrawn. The Term B Loan Facility requires quarterly amortization payments of $1.4 million that commenced on March 31, 2005, with the balance paid on the maturity date. On March 31, 2005, we prepaid $11.0 million of the Term B Loan Facility future amortization payments without penalty along with the regularly scheduled payment of $1.4 million. On April 26, 2005, we completed an initial public offering of our common stock. Net proceeds from the initial public offering were approximately $89.6 million in 2005.

The proceeds from the initial public offering were used to repay a portion of the Term Loan B facility under our term credit facility. This prepayment was not subject to a prepayment penalty.

The interest rates applicable to loans under our senior credit facilities are, at the option of the Company or Accuride Canada, Inc., as applicable, a base rate or Eurodollar rate plus, in each case, an applicable margin which is subject to adjustment based on our leverage ratio. The base rate is a fluctuating interest rate equal to the highest of (a) the base rate reported by Citibank, N.A. (or, with respect to the Canadian revolving credit facility, the reference rate of interest established or quoted by Citibank Canada for determining interest rates on U.S. dollar denominated commercial loans made by Citibank Canada in Canada), (b) a reserve adjusted three-week moving average of offering rates for three-month certificates of deposit plus one-half of one percent (0.5%) and (c) the federal funds effective rate plus one-half of one percent (0.5%). At December 31, 2007 and 2006, the interest rates under our bank borrowings were 8.5% and 7.4%, respectively. The obligations under our senior credit facilities are guaranteed by all of our domestic subsidiaries. The loans under the credit facilities are secured by, among other things, a lien on substantially all of our U.S. properties and assets and of our domestic subsidiaries and a pledge of 65% of the stock of our foreign subsidiaries. The loans under the Canadian revolving facility are secured by substantially all of the properties and assets of Accuride Canada, Inc.

During 2005, we incurred a loss on early extinguishment of debt totaling $4.5 million. The loss includes cash fees of $2.9 million associated with the note extinguishment and the non-cash write-off of unamortized deferred financing costs of $1.2 million and unamortized bond discount of $0.3 million.

On November 28, 2007, we entered into an amendment to the Fourth Amended and Restated Credit Agreement, dated as of January 31, 2005. The amendment increased pricing and modified certain financial covenants through 2008, including changes to the leverage, interest coverage and fixed charge coverage ratios. We were in compliance with all such covenants at December 31, 2007.

Senior Subordinated Notes—In connection with the TTI merger, we issued $275.0 million aggregate principal amount of 8½% senior subordinated notes due 2015 in a private placement transaction. That transaction resulted in the repayment of our 9.25% senior subordinated notes due 2008 issued pursuant to an indenture, dated as of January 21, 1998. Interest on the senior subordinated notes is payable on February 1 and August 1 of each year, beginning on August 1, 2005. The notes mature on February 1, 2015 and may be redeemed, at our option, in whole or in part, at any time on or before February 1, 2010 at a price equal to 100% of the principal amount, plus an applicable make-whole premium, and accrued and unpaid interest and special interest if any, to the date of redemption. On or after February 1, 2010, the senior subordinated notes are redeemable at certain specified prices. In addition, on or before February 1, 2008, we may redeem up to 40% of the aggregate principal amount of notes issued under the indenture with the proceeds of certain equity offerings. The new senior subordinated notes are general unsecured obligations (1) subordinated in right of payment to all of our and the guarantors’ existing and future senior indebtedness, including any borrowings under our new senior credit facilities; (2) equal in right of payment with any of the Company’s and the guarantors’ existing and future senior subordinated indebtedness; (3) senior in right of payment to all of the Company’s and the guarantors’ existing and future subordinated indebtedness and (4) structurally subordinated to all obligations of our subsidiaries that do not guarantee the outstanding notes. On June 15, 2005, we completed an exchange offer of these senior subordinated notes for substantially identical notes registered under the Securities Act of 1933, as amended. As of December 31, 2007, the aggregate principal amount of senior subordinated notes outstanding was $275.0 million.

In connection with the refinancing of the bank borrowing and issuance of senior subordinated notes in 2005, we incurred total costs of $15.5 million. These costs include cash fees of $13.7 million associated with these transactions, and the non-cash write-off of unamortized debt issuance costs of $1.8 million.

Under the terms of our credit agreement, there are certain restrictive covenants that limit the payment of cash dividends and establish minimum financial ratios. Our new senior credit facilities and the indenture governing our senior subordinated notes restrict our ability to pay dividends. In addition, our new senior credit facilities include other more restrictive covenants and prohibit us from prepaying our other indebtedness, including our new senior subordinated notes, while borrowings under our new senior credit facilities are outstanding. We were in compliance with all such covenants at December 31, 2007.

Interest Rate Instruments—As of December 31, 2007, we had two interest rate swap agreements outstanding.  The first was for $250 million and the terms with the counterparty are to exchange, at specified intervals, the difference between 4.43% from March 2007 through March 2008, and the variable rate interest amounts calculated by reference to the notional principal amount.  The second agreement was established in December 2007 and the terms with the counterparty are to exchange, at specified intervals, the difference between 3.81% from March 2008 through March 2010, and the variable rate interest amounts calculated by reference to the notional principal amount. The notional principal amounts under the terms are $200 million from March 2008 through March 2009, $150 million from March 2009 through September 2009 and $125 million from September 2009 through March 2010.

Maturities of long-term debt based on minimum scheduled payments as of December 31, 2007 are as follows:

2008	$—
2009	—
2010	—
2011	—
2012	294,625
Thereafter	278,100
Total	$572,725

Note 7 – Supplemental Cash Flows Disclosure

For the purpose of preparing the consolidated financial statements, we consider all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. During 2007, 2006, and 2005, we recorded non-cash pension liability adjustments, net of tax, of $14.0 million, $23.7 million, and ($13.6 million), respectively, as a component of Other Comprehensive Income. We also recorded a non-cash increase in our pension benefit obligation of $20.5 million, net of tax, in 2006, pursuant to the adoption of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

Note 8 - Pension and Other Postretirement Benefit Plans

We have funded noncontributory employee defined benefit pension plans that cover substantially all U.S. and Canadian employees (the “plans”). Employees covered under the U.S. salaried plan are eligible to participate upon the completion of one year of service and benefits are determined by their cash balance accounts, which are based on an allocation they earn each year. Employees covered under the Canadian salaried plan are eligible to participate upon the completion of two years of service and benefits are based upon career average salary and years of service. Employees covered under the hourly plans are generally eligible to participate at the time of employment and benefits are generally based on a fixed amount for each year of service. U.S. employees are vested in the plans after five years of service; Canadian hourly employees are vested after two years of service. We use a December 31 measurement date for all of our plans.

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

Obligations and Funded Status:

	Pension Benefits		Other Benefits
	2007	2006	2007	2006
Change in benefit obligation:
Benefit obligation—beginning of year	$178,788	$169,590	$84,582	$87,022
Service cost	3,717	4,440	1,058	1,381
Interest cost	10,300	9,366	4,345	4,736
Actuarial losses (gains)	(2,027)	(1,579)	(15,104)	(5,681)
Benefits paid	(9,261)	(7,541)	(3,341)	(3,145)
Foreign currency exchange rate changes	13,367	—	1,713	—
Plan amendment	—	4,512	(11,213)	—
Curtailment	(5,187)	—	(702)	(232)
Special termination benefits	6,863	—	—	—
Incurred retiree drug subsidy reimbursements	—	—	154	133
Plan participant’s contributions	—	—	470	368
Benefit obligation—end of year	196,560	178,788	61,962	84,582

Accumulated benefit obligation	$193,984	$176,056	—	—

Change in plan assets:
Fair value of assets—beginning of year	164,064	138,692	—	—
Actual return on plan assets	6,247	16,381	—	—
Employer contribution	15,987	16,532	2871	2,777
Plan participant’s contribution	—	—	470	368
Benefits paid	(9,261)	(7,541)	(3,341)	(3,145)
Foreign currency exchange rate changes	13,703	—	—	—
Fair value of assets—end of year	190,740	164,064	—	—
Reconciliation of funded status:
Unfunded status	$(5,820)	(14,724)	$(61,962)	(84,582)
Amounts recognized in the statement of financial position:
Prepaid benefit cost	$5,119	$372	—	—
Accrued benefit liability	(10,939)	(15,096)	$(61,962)	$(84,582)
Accumulated other comprehensive loss (income)	38,830	39,319	(24,982)	579
Net amount recognized	$33,010	$24,595	$(86,944)	$(84,003)
Amounts expected to be recognized in AOCI in the following fiscal year:
Amortization of net transition (asset)/obligation	$16		$—
Amortization of prior service cost	408		(1,339)
Amortization of net (gain)/loss	1,846		(535)
Total amortization	$2,270		$(1,874)

Components of Net Periodic Benefit Cost:

	Pension Benefits			Other Benefits
	2007	2006	2005	2007	2006	2005
Service cost-benefits earned during the year	$3,717	$4,440	$3,639	$1,058	$1,381	$1,456
Interest cost on projected benefit obligation	10,298	9,366	8,130	4,403	4,736	4,186
Expected return on plan assets	(13,930)	(12,074)	(10,701)	—	—	—
Prior service cost (net)	469	906	512	(841)	(705)	(549)
Other amortization (net)	1,847	2,431	1,315	137	538	287
Net amount charged to income	$2,401	$5,069	$2,895	$4,757	$5,950	$5,380
Curtailment charge (gain) and special termination benefits	11,085	2,413	—	(739)	79	—
Total benefits cost charged to income	$13,486	$7,482	$2,895	$4,018	$6,029	$5,380

Recognized in other comprehensive income (loss):
Amortization of net transition (asset) obligation	82			—
Prior service (credit) cost	—			11,213
Amortization of prior service (credit) cost	3,042			(773)
Change in net actuarial (gain) loss	(2,634)			15,121
Total recognized in other comprehensive income (loss)	490			25,561
Total recognized in total benefits charged to income and other comprehensive income (loss)	$(12,996)			$21,543

During 2007 and 2006, we recorded pre-tax curtailment charges and special termination benefits of $9.1 million and $2.5 million, respectively, as a result of a reduction of workforce in our London, Ontario facility.  During 2007, we recorded pre-tax curtailment charges of $1.2 million and a $9.8 million reduction of our benefit obligation as a result of an amendment to our post-employment benefit plan at our Erie, Pennsylvania facility. In 2006, an amendment to the pension benefit plan at our Canadian facility resulted in adding $4.5 million to our benefit obligation.

Actuarial Assumptions:

Assumptions used to determine benefit obligations as of December 31 were as follows:

	Pension Benefits		Other Benefits
	2007	2006	2007	2006
Average discount rate	6.04%	5.55%	6.36%	5.80%
Rate of increase in future compensation levels	3.50%	3.50%	3.50%	3.50%

Assumptions used to determine net periodic benefit cost for the years ended December 31 were as follows:

	Pension Benefits		Other Benefits
	2007	2006	2007	2006
Average discount rate	5.58%	5.42%	5.85%	5.64%
Rate of increase in future compensation levels	3.50%	3.50%	3.50%	3.50%
Expected long-term rate of return on assets	8.00%	8.38%	N/A	N/A

The expected long-term rate of return on assets is determined primarily by looking at past performance. In addition, management considers the long-term performance characteristics of the asset mix.

Assumed health care cost trend rates at December 31 were as follows:

	2007	2006
Health care cost trend rate assumed for next year	10.00%	11.00%
Rate to which the cost trend rate is assumed to decline	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2013	2012

The health care cost trend rate assumption has a significant effect on the amounts reported. A one-percentage point change in assumed health care cost trend rates would have the following effects on 2007:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost	$1,137	$(1,154)
Effect on postretirement benefit obligation	$7,784	$(6,527)

Plan Assets:

Our pension plan weighted-average asset allocations at December 31, 2007 and 2006 were as follows:

	2007	2006
Equity securities	64%	63%
Debt securities	33%	31%
Other	3%	6%
Total	100%	100%

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

Cash Flows—We expect to contribute approximately $15.9 million to our pension plans and $3.4 million to our other postretirement benefit plan in 2008. Pension and postretirement benefits (which include expected future service) are expected to be paid out of the respective plans as follows:

	Pension Benefits	Other Benefits
2008	$9,931	$3,605
2009	$10,509	$3,962
2010	$10,279	$4,199
2011	$10,467	$4,440
2012	$12,035	$4,619
2013 – 2017 (in total)	$69,394	$25,826

Other Plans—We also provide a 401(k) savings plan and a profit sharing plan for substantially all U.S. salaried employees. Select employees may also participate in the Accuride Executive Retirement Allowance Policy and a supplemental savings plan.  Expenses recognized in 2007, 2006, and 2005 were $1.0 million, $1.1 million, and $1.6 million, respectively.

Note 9 – Income Taxes

The income tax provisions for the years ended December 31 are as follows:

	2007	2006	2005
Current:
Federal	$(2,274)	$5,693	$2,092
State	665	1,597	2,271
Foreign	6,928	11,657	2,516
	5,319	18,947	6,879
Deferred:
Federal	(4,635)	12,358	16,422
State	(303)	2,948	1,391
Foreign	(3,240)	(4,131)	4,340
Valuation allowance	(272)	(1,503)	(823)
	(8,450)	9,672	21,330
Total	$(3,131)	$28,619	$28,209

The foreign component of pretax earnings before eliminations in 2007, 2006 and 2005 was approximately $17,752, $27,737, and $22,930 respectively.

A reconciliation of the U.S. statutory tax rate to our effective tax rate (benefit) for the years ended December 31, is as follows:

	2007	2006	2005
Statutory tax rate	(35.0)%	35.0%	35.0%
State and local income taxes	(4.1)	1.70	3.5
Incremental foreign tax (benefit)	(21.5)	(3.2)	(1.5)
Change in valuation allowance	(2.3)	(0.2)	(1.0)
Adjustment of prior year income tax accruals	—	(1.4)	—
Foreign subsidiary dividend	12.4	—	—
Change in liability for unrecognized tax benefit	20.6	—	—
Other items—net	3.2	(1.4)	(0.5)
Effective tax rate	(26.7)%	30.5%	35.5%

Deferred income tax assets and liabilities comprised the following at December 31:

	2007	2006
Deferred tax assets:
Postretirement and postemployment benefits	$23,244	$31,650
Accrued liabilities, reserves and other	8,569	7,244
Debt transaction and refinancing costs	6,573	7,263
Inventories	3,285	3,382
Accrued compensation and benefits	5,805	6,020
Worker’s compensation	2,829	2,975
Pension benefit	1,749	—
State income taxes	60	95
Tax credits	8,409	120
Indirect effect of unrecognized tax benefits	2,688	—
Loss carryforwards	8,217	7,851
Valuation allowance	(5,702)	(6,039)
Total deferred tax assets	65,726	60,561
Deferred tax liabilities:
Asset basis and depreciation	15,598	18,910
Unrealized foreign exchange gain	3,442	1,742
Pension costs	—	1,463
Intangible assets	61,829	62,600
Other	79	1,340
Total deferred tax liabilities	80,948	86,055
Net deferred tax asset (liability)	(15,222)	(25,494)
Current deferred tax asset	19,422	14,451
Long-term deferred income tax asset (liability)—net	$(34,644)	$(39,945)

Our net operating losses, available in various tax jurisdictions at December 31, 2007, will expire beginning 2012  through 2027. In the current year, we have recorded deferred tax assets for additional foreign and state tax credits incurred through 2007, which will expire beginning 2016 through 2021. No net operating loss carryforwards or foreign tax credits will expire in 2008. Realization of deferred tax assets is dependent upon taxable income within the carryforward periods available under the applicable tax laws. Although realization of deferred tax assets in excess of deferred tax liabilities is not certain, management has concluded that it is more likely than not we will realize the full benefit of deferred tax assets, except for valuation allowances related to certain state loss and state tax credit carryforwards.

During 2006, we determined that an additional $30.3 million in tax basis of assets involved in the 1998 recapitalization should be recognized based on the settlement between the taxing authority and the former shareholder. As a result, we recorded a $7.3 million increase in deferred tax assets and a $4.5 million decrease in tax contingency reserves. The amount recorded, totaling $11.8 million was recognized in additional paid-in-capital.

During 2007, the valuation allowances related to state net operating loss carry forwards were reduced by $0.3 million, net. This net $0.3 million reduction included an increase of $0.4 million due to changes in management’s estimate of future earnings and a reduction of $0.7 million for an adjustment in 2007 to reflect differences in the 2006 tax provision accrual to the tax return.  During 2006, valuation allowances related to state net operating loss carry forwards and credits were reduced by $1.5 million, net.  This $1.5 million net reduction included an increase of $0.3 million due to changes in management’s estimate of future earnings, a $1.3 million reduction due to a law change regarding a state tax credit resulting in the company removing the deferred tax asset and the related 100% valuation allowance for the credit, and a reduction of $0.5 million for an adjustment in 2006 to reflect differences in the 2005 tax provision accrual to the tax return.

During 2007, the company completed a tax restructuring of its Mexican operations.  This restructuring included the sale of all manufacturing assets and inventory by AdM to the US parent and a distribution of cash from AdM to the US Parent.  As a result, the company recorded a taxable dividend to the US parent of $31.0 million, which creates a corresponding FTC of $8.3 million.

During 2007, there were income tax law changes in the following jurisdictions in which we are taxable; Canada, Mexico, and Michigan.  These tax law changes had an insignificant effect on our financial statements and on our effective tax rate.

No provision has been made for U.S. income taxes related to undistributed earnings of our foreign subsidiaries that we intend to permanently reinvest. At December 31, 2007, Accuride Canada had $28.0 million of cumulative retained earnings and AdM had $6.0 million of cumulative retained earnings.

On January 1, 2007, we adopted FIN 48, Accounting for Uncertainty in Income Taxes.  The impact of the adoption of FIN 48 on January 1, 2007, was to decrease retained earnings by $2.1 million, increase goodwill by $0.7 million, decrease income taxes payable by $6.1 million, decrease net deferred tax liabilities by $2.7 million, and increase non-current income taxes payable by $11.6 million.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$11,566
Additions based on tax positions related to the current year	709
Additions for tax positions of prior years	3,412
Reductions for tax positions of prior years	—
Reductions due to lapse of statute of limitations	(1,279)
Settlements with taxing authorities	(1,358)
Balance at December 31, 2007	$13,050

The total amount of unrecognized tax benefits that would, if recognized, affect the effective income tax rate was approximately $6.9 million as of December 31, 2007.  Also included in the balance of unrecognized tax benefits is $2.7 million of tax benefits that, if recognized, would affect other tax accounts and $1.0 million of tax benefits that, if recognized, would be a decrease to goodwill.

We also recognize accrued interest expense and penalties related to the unrecognized tax benefits as additional tax expense, which is consistent with prior periods. The total amount of accrued interest and penalties was approximately $2.3 million and $1.6 million, respectively, as of December 31, 2007.  The total amount of accrued interest and penalties was $0.4 million and $1.4 million respectively, as of December 31, 2006.  A decrease in interest of $0.2 million and a decrease in penalties of $0.4 million was recognized in 2007.

As of December 31, 2007, we were open to examination in the U.S. federal tax jurisdiction for the 2004-2006 tax years, in Canada for the years of 1999-2006, and in Mexico for the years of 2001-2006. We are currently under audit in the U.S. federal tax jurisdiction for the 2005 tax year.  We were also open to examination in various state and local jurisdictions for the 2003-2006 tax years, none of which were individually material. We believe that our accrual for tax liabilities is adequate for all open audit years. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events.

It is reasonably possible that U.S. federal, state and local, and non-U.S. tax examinations will be settled during the next twelve months. If any of these tax audit settlements do occur within the next twelve months, we would make any necessary adjustments to the accrual for uncertain tax benefits. Until formal resolutions are reached with the tax authorities, the determination of a possible audit settlement range for the impact on uncertain tax benefits is not practicable. On the basis of present information, it is our opinion that any assessments resulting from the current audits will not have a material effect on our consolidated financial statements.  The company believes that it is reasonably possible that an increase of up to $0.7 million in unrecognized benefits may be necessary within the coming year.  In addition, the company believes that it is reasonably possible that approximately $1.0 million of its currently remaining unrecognized tax positions, each of which are individually insignificant, may be recognized by the end of 2008 as a result of a lapse of the statute of limitations.

Note 10 – Stock-Based Compensation Plans

2005 Incentive Plan—In connection with the initial public offering in April 2005, we adopted the Accuride Corporation 2005 Incentive Award Plan, which we refer to as the Incentive Plan. The Incentive Plan will terminate on the earlier of ten years after it was approved by our stockholders or when our Board of Directors terminates the Incentive Plan. The Incentive Plan provides for the grant of incentive stock options, or ISOs, as defined in section 422 of the Internal Revenue Code of 1986, as amended, or the Code, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, or SARs, deferred stock, dividend equivalent rights, performance awards and stock payments, which we refer to collectively as Awards, to our employees, consultants and directors. The 2005 Incentive Award Plan authorized the issuance of a maximum of 1,633,988 shares of common stock for grants or exercises of Awards. On June 14, 2007, the 2005 Incentive Award Plan was amended to increase the number of shares available for common stock grants to 3,633,988.

Employee Stock Purchase Plan—During 2005, we adopted the Accuride Corporation Employee Stock Purchase Plan, or ESPP, which is designed to allow our eligible employees and the eligible employees of our participating subsidiaries to purchase shares of common stock, at quarterly intervals, with their accumulated payroll deductions. Under the Accuride ESPP, we have reserved 653,595 shares as available to issue to all of our eligible employees as determined by the Board of Directors. The ESPP has quarterly offering periods, however payroll deductions for participants are accumulated during the quarterly offering periods. Effective January 2006, the ESPP allows for shares to be purchased at a price per share equal to 95% of the fair market value per share on the purchase dates. During 2006 and 2007, 78,296 and 45,294 shares were purchased under the ESPP. Funds to purchase an additional 15,260 shares were accumulated during the fourth quarter of 2007 and those shares were issued in early 2008.

Effective January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment.  Under the modified prospective method of adoption, compensation expense related to stock options is recognized beginning in 2006.  Compensation expense in 2005 related to stock options continues to be disclosed on a pro forma basis only.  This statement applies to all awards granted after the effective date and to modifications, repurchases, or cancellations of existing awards.  Additionally, under the modified prospective method of adoption, we recognize compensation expense for the portion of outstanding awards on the adoption date for which the requisite service period has not yet been rendered based on the grant-date fair value of those awards calculated under SFAS No. 123 and 148 for pro forma disclosures. SFAS No. 123(R) requires that forfeitures be estimated over the vesting period of an award, rather than be recognized as a reduction of compensation expense at the time of the actual forfeiture. Prior to January 1, 2006, we applied APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for the plans; accordingly, since the grant price of the stock options was at least 100% of the fair value at the date of the grant, no compensation expense was recognized by us in connection with the option grants. Also, as the employee stock purchase plan was considered noncompensatory, no expense related to this plan was recognized. Compensation expense for 2005 related to stock options continues to be disclosed on a pro forma basis only. Had compensation cost for the plans been determined based on the fair value at the grant dates for awards under the plan consistent with the fair value method of SFAS No. 123, the effect on our net income would have been the following:

Year Ended December 31, 2005

Net income as reported	$51,229
Add: Total stock-based employee compensation expense determined under the intrinsic value based method, net of related tax effects	—
Deduct: Total stock-based employee compensation expense determined under the fair value based method, net of related tax effects	(619)
Pro forma net income	$50,610
Earnings per share—as reported:
Basic	$1.74
Diluted	$1.70
Earnings per share—pro forma:
Basic	$1.72
Diluted	$1.68

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

Performance Options – We award performance options to officers and other key employees under the 2005 Plan.  Under these awards, a number of options to acquire shares will vest based upon the attainment of the applicable targets established under our incentive compensation plan approved by the Compensation Committee.  Certain outstanding performance options are applicable to performance measurement periods in future fiscal years.  Performance options generally vest over four years and have 10-year contractual terms.  A summary of performance option activity during the year ended December 31, 2007 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Actual Term	Aggregate Intrinsic Value
Performance options outstanding at December 31, 2006	368,680	$9.34
Exercised	(60,495)	$9.00		$552
Forfeited	(13,937)	$11.78
Performance options outstanding at December 31, 2007	294,248	$9.29	7.3 years	—
Performance options vested or expected to vest	273,000	$9.29	7.3 years	—
Performance options exercisable at December 31, 2007	98,890	$9.00	7.4 years	—

There is no intrinsic value on performance options outstanding due to the closing price on December 31, 2007 being lower than the strike price of the options.

Service Options - We grant options to officers, other key employees, and members of our Board of Directors under the 2005 Plan as consideration for service.  Options granted generally vest annually over a three and one-half year period and have 10-year contractual terms.  A summary of service option activity during the year ended December 31, 2007 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Actual Term	Aggregate Intrinsic Value
Service options outstanding at December 31, 2006	928,093	$7.36
Granted	15,260	$7.47
Exercised	(395,934)	$5.24		$3,485
Forfeited	(50,682)	$9.41
Service options outstanding at December 31, 2007	496,737	$8.84	6.0 years	$363
Service options vested or expected to vest	462,000	$8.84	6.0 years	$363
Service options exercisable at December 31, 2007	328,522	$8.17	6.0 years	$357

Restricted Stock Units - We grant restricted stock units (RSUs) to officers and other key employees under the 2005 Plan as consideration for service.  RSUs granted generally vest over a three and one-half year period.  A summary of RSU activity under the 2005 Incentive Award Plan during the year ended December 31, 2007 is presented below:

	Number of Options	Weighted Average Grant-date Fair Value	Weighted Average Remaining Vesting Period
RSUs unvested at December 31, 2006	157,624	$11.34
Granted	159,272	$15.00
Vested	(46,982)	$12.44
Forfeited	(32,314)	$13.13
RSUs unvested at December 31, 2007	237,600	$13.33	1.8 years
RSUs expected to vest	203,032	$13.33	1.8 years

The awards granted during 2006 and 2007 vest in installments of 10%, 20%, 30%, and 40% over a four-year-period beginning in the year of each grant.

Stock Appreciation Rights - We grant stock appreciation rights (SARs) to officers, other key employees, and members of our Board of Directors under the 2005 Plan as consideration for service.  SARs granted generally cliff vest at the end of a three and one-half year period and have 10-year contractual terms.  Our SARs are also applicable to performance measurement periods in fiscal years with a performance-acceleration clause that could allow for 25% vesting on December 31 of each of the four years if certain performance targets (that are normally established at the beginning of each year) are met. A summary of SAR activity under the 2005 Incentive Award Plan during the year ended December 31, 2007 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Actual Term	Aggregate Intrinsic Value
SARs outstanding at December 31, 2006	453,716	$11.34
Granted	367,688	$14.99
Exercised	—	$—
Forfeited	(91,929)	$12.86
SARs outstanding at December 31, 2007	729,475	$12.99	9.5 years	—
SARs vested or expected to vest	693,832	$12.28	9.0 years	—
SARs exercisable at December 31, 2007	—	—	—	—

Included in the 2007 grants are 88,296 SARs, less forfeitures, that are applicable to performance measurement periods in future fiscal years and will be measured at fair value when the performance targets are established in future fiscal years.  The remaining 29,432 SARs, less forfeitures, will vest on December 31, 2010, since performance targets established for 2007 were not achieved.  There is no intrinsic value on the SARs outstanding due to the closing price on December 31, 2007 being lower than the strike price of the SARs.

In determining the estimated fair value of our share-based awards as of the grant date, we used the Black-Scholes option-pricing model with the assumptions illustrated in the table below.

	For The Years Ended December 31,
	2007	2006
Expected Dividend Yield	0.0%	0.0%
Expected Volatility in Stock Price	41.6%	43.6%
Risk-Free Interest Rate	5.1%	5.0%
Expected Life of Stock Awards	6.3 years	7.0 years
Weighted-Average Fair Value at Grant Date	$7.39	$6.08

The expected volatility is based upon volatility of comparable industry Company common stock that has been traded for a period commensurate with the expected life. The expected term of options granted is derived from historical exercise and termination patterns, and represents the period of time that options granted are expected to be outstanding. The risk-free rate used is based on the published U.S. Treasury yield curve in effect at the time of grant for instruments with a similar life. The dividend yield is based upon the most recently declared quarterly dividend as of the grant date.

Compensation expense recorded during 2007 and 2006 was $2.7 million and $1.5 million, respectively.  Compensation expense for unvested instruments of approximately $5.8 million will be recognized over a weighted period of 1.1 years. The tax benefit recognized during 2007 and 2006 was approximately $1.3 million and $2.1 million, respectively.

Note 11 – Commitments

We lease certain plant, office space, and equipment for varying periods. Management expects that in the normal course of business, expiring leases will be renewed or replaced by other leases. Purchase commitments related to fixed assets at December 31, 2007 totaled $7.0 million. Rent expense for the years ended December 31, 2007, 2006, and 2005 was $6.5 million, $6.8 million and $9.2 million, respectively. Future minimum lease payments for all non-cancelable operating leases having a remaining term in excess of one year at December 31, 2007, are as follows:

2008	$6,266
2009	5,292
2010	3,824
2011	2,879
2012	2,789
Thereafter	5,356
Total	$26,406

Note 12 – Segment Reporting

During 2007, as a part of our continual monitoring of the long-term economic characteristics, products and production processes, class of customer, and distribution methods of our operating segments, we determined our seven operating segments aggregate into three reportable segments:  Wheels, Components, and Other.  Accordingly, we have revised the prior period information to conform to the current period segment presentation.  All of our segments design, manufacture and market products to the commercial vehicle industry.  The Wheels segment’s products consist of wheels for heavy- and medium-duty trucks and commercial trailers.  The Components segment’s products consist of truck body and chassis parts, wheel-end components and assemblies, and seats.  The Other segment’s products primarily consist of other commercial vehicle components, including steerable drive axles and gearboxes.  We believe this segmentation is appropriate based upon management’s operating decisions and performance assessment. The accounting policies of the reportable segments are the same as described in Note 1, Significant Accounting Policies.

	2007	2006	2005
Net sales:
Wheels	$477,115	$678,499	$619,985
Components	491,324	681,371	570,119
Other	45,247	48,285	39,207
Consolidated total	$1,013,686	$1,408,155	$1,229,311

Operating income (loss):
Wheels	$60,078	$106,128	$117,784
Components	(2,583)	65,548	59,186
Other	7,527	8,123	3,519
Corporate	(35,426)	(36,360)	(30,954)
Consolidated total	$29,596	$143,439	$149,535

Total assets:
Wheels	$188,288	$226,357
Components	578,158	623,156
Other	45,466	48,655
Corporate	301,722	335,019
Consolidated total	$1,113,634	$1,233,187

Geographic Segments—Our operations in the United States, Canada, and Mexico are summarized below.

For Year Ended Dec. 31, 2007	United States	Canada	Mexico	Eliminations	Combined
Net sales:
Sales to unaffiliated customers—domestic	$812,748	$12,748	$48,664	$—	$874,160
Sales to unaffiliated customers—export	130,894	—	8,632	—	139,526
Total	$943,642	$12,748	$57,296	$—	$1,013,686
Long-lived assets	$851,416	$66,520	$10,509	$(128,176)	$800,269

For Year Ended Dec. 31, 2006	United States	Canada	Mexico	Eliminations	Combined
Net sales:
Sales to unaffiliated customers—domestic	$1,140,182	$15,973	$48,218	$—	$1,204,373
Sales to unaffiliated customers—export	192,785	—	10,997	—	203,782
Total	$1,332,967	$15,973	$59,215	$—	$1,408,155
Long-lived assets	$884,501	$82,611	$28,038	$(160,203)	$834,947

For Year Ended Dec. 31, 2005	United States	Canada	Mexico	Eliminations	Combined
Net sales:
Sales to unaffiliated customers—domestic	$1,000,549	$14,902	$41,811	$—	$1,057,262
Sales to unaffiliated customers—export	164,795	—	7,254	—	172,049
Total	$1,165,344	$14,902	$49,065	$—	$1,229,311

Each geographic segment made sales to each of the three major customers in 2007 that each exceed 10% of total net sales for the years ended December 31. Sales to those customers are as follows:

	2007		2006		2005
	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales
Customer one	$168,416	16.6%	$253,457	18.0%	$213,001	17.3%
Customer two	167,327	16.5%	250,460	17.8%	184,953	15.0%
Customer three	136,578	13.5%	221,733	15.7%	143,500	11.7%
	$472,321	46.6%	$725,650	51.5%	$541,454	44.0%

Sales by product grouping for the years ended December 31 are as follows:

	2007		2006		2005
	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales
Wheels	$477,115	47.1%	$678,499	48.2%	$619,985	50.4%
Wheel-end components and assemblies	199,235	19.7%	290,662	20.6%	259,923	21.1%
Truck body and chassis parts	137,002	13.5%	197,902	14.1%	146,904	12.0%
Seating assemblies	52,087	5.1%	77,974	5.5%	70,842	5.8%
Other components	148,247	14.6%	163,118	11.6%	131,657	10.7%
	$1,013,686	100.0%	$1,408,155	100.0%	$1,229,311	100.0%

Note 13 – Financial Instruments

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

The carrying amounts of cash and cash equivalents, trade receivables, and accounts payable approximate fair value because of the relatively short maturity of these instruments. The carrying amounts and related estimated fair values for our remaining financial instruments are as follows:

	2007		2006
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Aluminum Forward Contracts	$452	$452	$—	$—
Interest Rate Swap Contracts	$145	$145	$2,468	$2,468
Liabilities
Foreign Exchange Forward Contracts	$—	$—	$283	$283
Total Debt	$572,725	$504,346	$642,725	$636,762

Fair values relating to derivative financial instruments reflect the estimated amounts that we would receive or pay to terminate the contracts at the reporting date based on quoted market prices of comparable contracts as of December 31. The fair value of our long-term debt has been determined on the basis of the specific securities issued and outstanding. All of our long-term debt is at variable rates at December 31, 2007 and 2006 except for the senior subordinated notes, which have a fixed interest rate of 8.50% (see Note 6).

Note 14 – Related Transactions

In connection with the TTI merger, we entered into a management services agreement with KKR and Trimaran Fund Management L.L.C., or TFM, pursuant to which we retained KKR and TFM to provide management, consulting and financial services to Accuride of the type customarily performed by investment companies to our portfolio companies. In exchange for such services, we agreed to pay an annual fee in the amount equal to $665,000 to KKR and $335,000 to TFM. In addition, we agreed to reimburse KKR and TFM, and their respective affiliates, for all reasonable out-of-pocket expenses incurred in connection with such retention, including travel expenses and expenses of legal counsel. During 2007, we terminated the management services agreement with respect to both KKR and TFM when each party no longer had the right to appoint one or more members to our Board of Directors pursuant to the terms of the Shareholder Rights Agreement that we entered in connection with the TTI merger.  During 2007, payments related to these agreements totaled $0.3 million for KKR.  There were no payments to TFM due to the termination of the agreement at the beginning of the year.

Note 15 – Quarterly Data (unaudited)

The following table sets forth certain quarterly income statement information for the years ended December 31, 2007 and 2006:

	2007
	Q1	Q2	Q3	Q4	Total
	(Dollars in thousands, except per share data)
Net sales	$325,430	$245,133	$220,580	$222,543	$1,013,686
Gross profit(1)	24,116	28,454	13,291	20,633	86,494
Operating expenses	15,051	14,223	13,690	13,934	56,898
Income (loss) from operations	9,065	14,231	(399)	6,699	29,596
Other income (expense) (2)	(11,945)	(8,050)	(9,091)	(12,280)	(41,366)
Net income (loss)	(1,884)	4,893	(1,220)	(10,428)	(8,639)
Basic income (loss) per share	$(0.05)	$0.14	$(0.03)	$(0.29)	$(0.25)
Diluted income (loss) per share	$(0.05)	$0.14	$(0.03)	$(0.29)	$(0.25)

	2006
	Q1	Q2	Q3	Q4	Total
	(Dollars in thousands, except per share data)
Net sales	$359,925	$361,733	$341,610	$344,887	$1,408,155
Gross profit(1)	56,014	53,120	41,903	45,860	196,897
Operating expenses	13,689	13,087	12,636	14,046	53,458
Income from operations	42,325	40,033	29,267	31,814	143,439
Equity earnings of affiliates	215	176	137	93	621
Other income (expense) (2)	(11,028)	(11,885)	(14,451)	(12,944)	(50,308)
Net income	20,035	18,343	12,435	14,320	65,133
Basic income per share	$0.59	$0.54	$0.36	$0.41	$1.90
Diluted income per share	$0.58	$0.53	$0.36	$0.41	$1.88

(1)          Impacting gross profit in 2007 were increases in revenue of $10.6 million as a result of a 2006 resolution of a commercial dispute with a customer, accelerated depreciation expense of certain Wheel assets of $12.8 million, severance and other benefit charges of $15.5 million at our London, Ontario facility, and other non-cash post-employment benefit curtailment charges of $1.2 million in the third quarter of 2007 at our Erie, Pennsylvania facility. Impacting gross profit in 2006 were increases in revenue of $10.4 million as a result of a resolution of a commercial dispute with a customer, accelerated depreciation expense of certain light wheel assets of $6.1 million and $10.2 million, in the third and fourth quarters, respectively, losses of $1.4 million from a sale of property in Columbia, Tennessee, in the second quarter, an impairment of tooling assets in our Piedmont, Alabama, facility of $2.3 million in the second quarter, and non-cash pension curtailment charges of $2.5 million in the fourth quarter.

(2)           Included in other expense are interest income, interest expense, and other income (expense), net.  During the fourth quarter of 2007, we incurred fees of $1.6 million related to the amendment to our credit agreement (see Note 6).

Note 16 – Valuation and Qualifying Accounts

The following table summarizes the changes in our valuation and qualifying accounts:

	Balance at Beginning of Period	Additions due to Acquisition	Charges (credits) to Cost and Expenses	Recoveries	Write-Offs	Balance at end of Period
Reserves in Accounts Receivable:
December 31, 2005(1)	515	1,275	569	23	(505)	1,877
December 31, 2006(1)	1,877	104	1,084	4	(942)	2,127
December 31, 2007	2,127	—	(62)	(436)	(168)	1,461

(1)   Additions due to acquisitions of TTI and AOT in 2005 and 2006, respectively.

Note 17 - Contingencies

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

As of December 31, 2007, we had an environmental reserve of approximately $2.6 million, related primarily to TTI’s foundry operations. This reserve is based on current cost estimates and does not reduce estimated expenditures to net present value, but does take into account the benefit of a contractual indemnity given to us by a prior owner of our wheel-end subsidiary. The failure for the indemnitor to fulfill its obligations could result in future costs that may be material. Any cash expenditures required by us or our subsidiaries to comply with applicable environmental laws and/or to pay for any remediation efforts will not be reduced or otherwise affected by the existence of the environmental reserve. We currently anticipate spending approximately $0.2 million per year in 2008 through 2011 for monitoring the various environmental sites associated with the environmental reserve, including attorney and consultant costs for strategic planning and negotiations with regulators and other potentially responsible parties, and payment of remedial investigation costs. Based on all of the information presently available to us, we believe that our environmental reserves will be adequate to cover the future costs related to the sites associated with the environmental reserves, and that any additional costs will not have a material adverse effect on our financial condition, results of operations or cash flows. However, the discovery of additional sites, the modification of existing or promulgation of new laws or regulations, more vigorous enforcement by regulators, the imposition of joint and several liability under CERCLA or analogous state laws, or other unanticipated events could also result in such a material adverse effect.

The final Iron and Steel Foundry National Emission Standard for Hazardous Air Pollutants, or NESHAP, was developed pursuant to Section 112(d) of the Clean Air Act and requires all major sources of hazardous air pollutants to install controls representative of maximum achievable control technology. We are evaluating the applicability of the Iron and Steel Foundry NESHAP to our foundry operations. If applicable, compliance with the Iron and Steel Foundry NESHAP may result in future significant capital costs, which we currently expect to be approximately $6 million in total during the period 2008 through 2009.

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

During the fourth quarter of 2006, we resolved a commercial dispute with Ford Motor Company.  As a result of the resolution, we recognized $10.4 million of revenue in 2006 and $10.6 million in 2007.  In addition, cash flow increased by $10.0 million in 2006 and $11.0 million in 2007. Ford re-sourced its Accuride business to another supplier during 2007.  In 2007, total sales to Ford were less than 5% of total revenues. See Note 5 for a discussion of accelerated depreciation associated with the light wheel assets as a result of the expected reduction in product sales to Ford.

As of December 31, 2007, we had approximately 3,500 employees, of which 927 were salaried employees with the remainder paid hourly. Unions represent approximately 1,650 of our employees, or 47% of the total. There is one contract expiring on August 31, 2008 for our Fabco facility in California. We do not anticipate that the outcome of these negotiations will have a material adverse effect on our operating performance or costs. Our contract with the UAW at our Rockford, Illinois, facility expired in November 2007.  We were not able to negotiate a mutually acceptable agreement with the UAW, and as a result on November 18, 2007, we began an indefinite lock-out in order to protect the supply of products to our customers as well as provide security for facility personnel and equipment.  On March 9, 2008, the workers represented by the UAW voted to approve a new contract.  Although we expect the UAW workers to return to work in the near future, we continue to operate the facility with salaried employees and outside contractors.  While we did not experience a supply disruption to our customers during the lockout, there is no guarantee that the lock-out and the reinstatement of the unionized workforce will not have a material adverse affect on pre-tax earnings in 2008.

On January 19, 2007, the Public Works Superintendent of the City of Portland, Tennessee issued a cease and desist order to the Company’s Imperial Group, alleging Imperial Group’s Portland, Tennessee facility was discharging wastewater into the City of Portland’s wastewater treatment system that contained nickel in excess of permit limits.  We fully cooperated with the City of Portland to address the alleged wastewater discharge issue, negotiated a settlement, and paid for damages and penalties totaling approximately $0.3 million.

Note 18 – Product Warranties

The Company provides product warranties in conjunction with certain product sales. Generally, sales are accompanied by a 1- to 5-year standard warranty. These warranties cover factors such as non-conformance to specifications and defects in material and workmanship.

Estimated standard warranty costs are recorded in the period in which the related product sales occur. The warranty liability recorded at each balance sheet date in other current liabilities reflects the estimated number of months of warranty coverage outstanding for products delivered times the average of historical monthly warranty payments, as well as additional amounts for certain major warranty issues that exceed a normal claims level. The following table summarizes product warranty activity recorded for the years ended December 31, 2007, 2006, and 2005:

	2007	2006	2005
Balance—beginning of year	$1,976	$1,374	$25
Additions due to TTI acquisition	—	—	891
Provision for new warranties	1,796	1,203	2,207
Payments	(1,412)	(601)	(1,749)
Balance—end of year	$2,360	$1,976	$1,374

Note 19—Guarantor and Non-guarantor Financial Statements

Our 8½% Senior Subordinated Notes due 2015 are fully and unconditionally guaranteed, on a joint and several basis, by substantially all of our 100% owned domestic subsidiaries (“Guarantor Subsidiaries”). The non-guarantor subsidiaries are our foreign subsidiaries. The following condensed financial information illustrates the composition of the combined Guarantor Subsidiaries:

CONDENSED CONSOLIDATING BALANCE SHEETS

	December 31, 2007
(in thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
ASSETS
Cash	$85,940	$(2,474)	$7,469	—	$90,935
Accounts receivable, net	23,485	194,935	8,222	$(139,447)	87,195
Inventories and supplies	23,819	76,865	13,436	(1,010)	113,110
Other current assets	6,952	11,836	3,337	—	22,125
Total current assets	140,196	281,162	32,464	(140,457)	313,365
Property, plant, and equipment, net	42,020	185,948	51,272	—	279,240
Goodwill	66,973	303,790	8,041	—	378,804
Intangible assets, net	587	128,283	—	—	128,870
Investment in affiliates	613,448	—	—	(612,358)	1,090
Deferred tax assets	26,011	14,134	13,316	(53,461)	—
Other non-current assets	6,862	265	5,138	—	12,265
TOTAL	$896,097	$913,582	$110,231	$(806,276)	$1,113,634
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$8,843	$61,478	$9,749	—	80,070
Accrued payroll and compensation	7,442	14,227	8,787	—	30,456
Accrued interest payable	11,066	10	29	—	11,105
Accrued and other liabilities	1,367	239,177	11,344	(223,565)	28,323
Total current liabilities	28,718	314,892	29,909	(223,565)	149,954
Long term debt, net	569,625	3,100	—	—	572,725
Deferred and long-term income taxes	12,790	67,991	17,239	(53,461)	44,559
Other non-current liabilities	11,164	50,950	10,482	—	72,596
Stockholders’ equity	273,800	476,649	52,601	$(529,250)	273,800
TOTAL	$896,097	$913,582	$110,231	$(806,276)	$1,113,634

	December 31, 2006
(in thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
ASSETS
Cash	$84,855	$(4,502)	$29,851	—	$110,204
Accounts receivable, net	316,159	212,591	13,861	$(399,946)	142,665
Inventories and supplies	15,961	81,935	28,932	(1,051)	125,777
Other current assets	8,161	10,249	1,184	—	19,594
Total current assets	425,136	300,273	73,828	(400,997)	398,240
Property, plant, and equipment, net	30,725	186,136	83,945	—	300,806
Goodwill	66,973	314,499	8,041	—	389,513
Intangible assets, net	1,379	134,265	—	—	135,644
Investment in affiliates	528,839	—	—	(528,489)	350
Deferred tax assets	20,804	19,710	17,278	(57,792)	—
Other non-current assets	8,066	112	456	—	8,634
TOTAL	$1,081,922	$954,995	$183,548	$(987,278)	$1,233,187
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$9,552	$81,469	$16,196	—	107,217
Accrued payroll and compensation	8,852	15,120	4,458	—	28,430
Accrued interest payable	4,706	22	6,678	—	11,406
Accrued and other liabilities	139,562	264,455	35,775	(399,946)	39,846
Total current liabilities	162,672	361,066	63,107	(399,946)	186,899
Long term debt, net	639,625	3,100	—	—	642,725
Deferred income taxes	290	76,342	21,105	(57,792)	39,945
Other non-current liabilities	15,753	71,552	12,731	—	100,036
Stockholders’ equity	263,582	442,935	86,605	$(529,540)	263,582
TOTAL	$1,081,922	$954,995	$183,548	$(987,278)	$1,233,187

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Year ended December 31, 2007
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$297,338	$673,975	$250,582	$(208,209)	$1,013,686
Cost of goods sold	265,137	641,526	228,738	(208,209)	927,192
Gross profit	32,201	32,449	21,844	—	86,494
Operating expenses	41,977	14,015	906	—	56,898
Income from operations	(9,776)	18,434	20,938	—	29,596
Other income (expense):
Interest (expense), net	(43,927)	(138)	(4,279)	—	(48,344)
Equity in earnings of affiliates	32,787	—	—	(32,787)	—
Other income (expense), net	5,458	441	1,079	—	6,978
Income (loss) before income taxes	(15,458)	18,737	17,738	(32,787)	(11,770)
Income tax provision (benefit)	(6,819)	—	3,688	—	(3,131)
Net income (loss)	$(8,639)	$18,737	$14,050	$(32,787)	$(8,639)

	Year ended December 31, 2006
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$461,983	$914,586	$361,219	$(329,633)	$1,408,155
Cost of goods sold	406,263	807,654	326,974	(329,633)	1,211,258
Gross profit	55,720	106,932	34,245	—	196,897
Operating expenses	41,785	10,929	744	—	53,458
Income from operations	13,935	96,003	33,501	—	143,439
Other income (expense):
Interest (expense), net	(46,143)	(101)	(4,666)	—	(50,910)
Equity in earnings of affiliates	118,104	—	—	(117,483)	621
Other income (expense), net	1,156	546	(1,100)	—	602
Income (loss) before income taxes	87,052	96,448	27,735	(117,483)	93,752
Income tax provision	21,919	—	6,700	—	28,619
Net income	$65,133	$96,448	$21,035	$(117,483)	$65,133

	Year ended December 31, 2005
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$426,820	$776,062	$313,574	$(287,145)	$1,229,311
Cost of goods sold	351,223	678,966	285,131	(287,145)	1,028,175
Gross profit	75,597	97,096	28,443	—	201,136
Operating expenses	36,243	14,500	858	—	51,601
Income from operations	39,354	82,596	27,585	—	149,535
Other income (expense):
Interest (expense), net	(46,866)	31	(4,295)	—	(51,130)
Loss on extinguishment of debt	(4,474)	—	—	—	(4,474)
Refinancing costs	(15,513)	—	—	—	(15,513)
Equity in earnings of affiliates	99,155	—	—	(98,700)	455
Other income (expense), net	926	—	(361)	—	565
Income before income taxes	72,582	82,627	22,929	(98,700)	79,438
Income tax provision	21,353	—	6,856	—	28,209
Net income	$51,229	$82,627	$16,073	$(98,700)	$51,229

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year ended December 31, 2007
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(8,639)	$18,737	$14,050	$(32,787)	$(8,639)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and impairment	5,827	29,348	20,737	—	55,912
Amortization – deferred financing costs	1,209	—	26	—	1,235
Amortization and impairment– other intangible assets	787	5,987	—	—	6,774
Loss (gain) on disposal of assets	200	128	105	—	433
Deferred income taxes	(5,210)	—	(3,240)	—	(8,450)
Equity in earnings of affiliates	(32,787)	—	—	32,787	—
Non-cash stock-based compensation	2,719	—	—	—	2,719
Change in other operating items	61,527	(23,311)	(5,258)	—	32,958
Net cash provided by operating activities	25,633	30,889	26,420	—	82,942

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(4,933)	(29,734)	(1,832)	—	(36,499)
Proceeds from sale of property, plant, and equipment	—	446	—	—	446
Other investments, net of cash acquired	(740)	—	—	—	(740)
Cash distribution from investment – Trimont	—	427	—	—	427
Net cash used by investing activities	(5,673)	(28,861)	(1,832)	—	(36,366)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments on long-term and revolving debt	(70,000)	—	—	—	(70,000)
Redemption of capital investment	46,970	—	(46,970)
Proceeds from employee stock option and stock purchase plans	3,006	—	—	—	3,006
Tax benefit from employee stock option exercises	1,149	—	—	—	1,149
Net cash used by financing activities	(18,875)	—	(46,970)	—	(65,845)

Increase (decrease) in cash and cash equivalents	1,085	2,028	(22,382)	—	(19,269)
Cash and cash equivalents, beginning of year	84,855	(4,502)	29,851	—	110,204
Cash and cash equivalents, end of year	$85,940	$(2,474)	$7,469	$—	$90,935

	Year ended December 31, 2006
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$65,133	$96,448	$21,035	$(117,483)	$65,133
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and impairment	6,105	28,415	26,977	—	61,497
Amortization – deferred financing costs	1,207	—	159	—	1,366
Amortization – other intangible assets	793	4,739	—	—	5,532
Loss (gain) on disposal of assets	1,459	134	(42)	—	1,551
Deferred income taxes	14,641	—	(4,969)	—	9,672
Equity in earnings of affiliates	(118,104)	—	—	117,483	(621)
Non-cash stock-based compensation	1,500	—	—	—	1,500
Change in other operating items	147,780	(106,944)	(35,453)	—	5,383
Net cash provided by operating activities	120,514	22,792	7,707	—	151,013

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(4,275)	(29,079)	(8,835)	—	(42,189)
Proceeds from sale of property, plant, and equipment	1,888	—	—	—	1,888
Other investments, net of cash acquired	(1,038)	—	—	—	(1,038)
Cash distribution from investment – Trimont	—	544	—	—	544
Net cash used by investing activities	(3,425)	(28,535)	(8,835)	—	(40,795)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments on long-term and revolving debt	(50,000)	—	(5,000)	—	(55,000)
Proceeds from employee stock option and stock purchase plans	4,535	—	—	—	4,535
Tax benefit from employee stock option exercises	2,139	—	—	—	2,139
Payments of costs to issue of shares	(103)	—	—	—	(103)
Net cash used by financing activities	(43,429)	—	(5,000)	—	(48,429)

Increase (decrease) in cash and cash equivalents	73,660	(5,743)	(6,128)	—	61,789
Cash and cash equivalents, beginning of year	11,195	1,241	35,979	—	48,415
Cash and cash equivalents, end of year	$84,855	$(4,502)	$29,851	$—	$110,204

	Year ended December 31, 2005
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$51,229	$82,627	$16,073	$(98,700)	$51,229
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and impairment	5,824	22,458	12,076	—	40,358
Amortization – deferred financing costs	2,482	—	755	—	3,237
Amortization – other intangible assets	41	5,153	—	—	5,194
Loss on extinguishment of debt	4,474	—	—	—	4,474
Loss (gain) on disposal of assets	276	—	(191)	—	85
Deferred income taxes	17,834	5,857	(2,361)	—	21,330
Equity in earnings of affiliates	(99,155)	—	—	98,700	(455)
Cash distribution from affiliate	1,000	—	—	—	1,000
Change in other operating items	43,486	(86,103)	8,080	—	(34,537)
Net cash provided by operating activities	27,491	29,992	34,432	—	91,915

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(4,446)	(29,220)	(6,292)	—	(39,958)
Acquisition costs - TTI	(8,327)	—	—	—	(8,327)
Cash distribution from investment – Trimont	—	679	—	—	679
Net cash used by investing activities	(12,773)	(28,541)	(6,292)	—	(47,606)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(951,731)	—	(20,000)	—	(971,731)
Proceeds from issuance of long-term debt	825,000	—	—	—	825,000
Proceeds from issuance of shares, net	89,605	—	—	—	89,605
Deferred financing fees	(10,006)	—	—		(10,006)
Payment of premium on notes extinguished	(2,928)	—	—	—	(2,928)
Proceeds from employee stock option and stock purchase plans	2,323	—	—	—	2,323
Net cash used by financing activities	(47,737)	—	(20,000)	—	(67,737)

Increase (decrease) in cash and cash equivalents	(33,019)	1,451	8,140	—	(23,428)
Cash and cash equivalents, beginning of year	44,214	(210)	27,839	—	71,843
Cash and cash equivalents, end of year	$11,195	$1,241	$35,979	$—	$48,415