Form 10-Q
period 2008-03-31
ACCURIDE CORP
filed 2008-05-12
CIK 817979

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of May 8, 2008, 35,431,159 shares of Accuride Corporation common stock, par value $.01 per share, were outstanding.

ACCURIDE CORPORATION

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ACCURIDE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
(In thousands, except for per share data)	2008	2007

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$46,842	$90,935
Customer receivables, net of allowance for doubtful accounts of $1,232 and $1,461 in 2008 and 2007, respectively	104,885	81,719
Other receivables	6,588	5,476
Inventories, net	99,872	92,570
Supplies, net	20,078	20,540
Deferred income taxes	19,449	19,422
Income tax receivable	2,800	—
Prepaid expenses and other current assets	3,342	2,703
Total current assets	303,856	313,365
PROPERTY, PLANT AND EQUIPMENT, net	276,446	279,240
OTHER ASSETS:
Goodwill	378,804	378,804
Other intangible assets, net	128,010	128,870
Investment in affiliates	1,600	1,090
Deferred financing costs, net of accumulated amortization of $4,013 and $3,705 in 2008 and 2007, respectively	6,486	6,794
Marketable securities and other investments	5,000	—
Other	6,563	5,471
TOTAL	$1,106,765	$1,113,634
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$93,678	$80,070
Accrued payroll and compensation	25,854	30,456
Accrued interest payable	5,214	11,105
Accrued and other liabilities	36,113	28,323
Total current liabilities	160,859	149,954
LONG-TERM DEBT	572,725	572,725
DEFERRED INCOME TAXES	27,440	34,644
NON-CURRENT INCOME TAXES PAYABLE	9,915	9,915
OTHER POSTRETIREMENT BENEFIT PLAN LIABILITY	58,725	58,519
PENSION BENEFIT PLAN LIABILITY	10,707	10,939
OTHER LIABILITIES	3,206	3,138
COMMITMENTS AND CONTINGENCIES (Note 6)	—	—
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 5,000 shares authorized and unissued	—	—
Common Stock, $0.01 par value; 100,000 shares authorized, 36,118 and 36,066 shares issued, and 35,414 and 35,362 shares outstanding in 2008 and 2007, respectively	354	354
Additional paid-in-capital	263,269	262,645
Treasury stock – 76 shares at cost in 2008 and 2007	(751)	(751)
Accumulated other comprehensive loss	(8,600)	(9,105)
Retained earnings	8,916	20,657
Total stockholders’ equity	263,188	273,800
TOTAL	$1,106,765	$1,113,634

See notes to unaudited condensed consolidated financial statements.

ACCURIDE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
(in thousands except per share data)	2008	2007

NET SALES	$238,210	$325,430
COST OF GOODS SOLD	225,941	301,314
GROSS PROFIT	12,269	24,116
OPERATING EXPENSES:
Selling, general and administrative	13,654	15,051
INCOME (LOSS) FROM OPERATIONS	(1,385)	9,065
OTHER INCOME (EXPENSE):
Interest income	532	544
Interest expense	(16,246)	(12,563)
Other income (loss), net	(1,054)	74
LOSS BEFORE INCOME TAXES	(18,153)	(2,880)
INCOME TAX BENEFIT	(6,412)	(996)
NET LOSS	$(11,741)	$(1,884)

Weighted average common shares outstanding—basic	35,412	34,894

Basic loss per share	$(0.33)	$(0.05)

Weighted average common shares outstanding—diluted	35,412	34,894

Diluted loss per share	$(0.33)	$(0.05)

See notes to unaudited condensed consolidated financial statements.

ACCURIDE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(In thousands)	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,741)	$(1,884)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and impairment	10,268	20,324
Amortization – deferred financing costs	308	307
Amortization – other intangible assets	1,420	1,418
Loss on disposal of assets	18	16
Provision for deferred income taxes	(7,423)	(11,396)
Non-cash stock-based compensation	510	595
Changes in certain assets and liabilities:
Receivables	(24,278)	(15,892)
Inventories and supplies	(6,838)	(8,243)
Prepaid expenses and other assets	(4,685)	1,298
Accounts payable	16,538	7,206
Accrued and other liabilities	(2,453)	8,951
Net cash provided by (used in) operating activities	(28,356)	2,700
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(10,424)	(10,328)
Purchase of marketable securities	(5,000)	—
Other	(412)	101
Net cash used in investing activities	(15,836)	(10,227)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	—	(60,000)
Increase in revolving credit advance	—	5,000
Decrease in revolving credit advance	—	(5,000)
Other	99	944
Net cash provided by (used in) financing activities	99	(59,056)
DECREASE IN CASH AND CASH EQUIVALENTS	(44,093)	(66,583)
CASH AND CASH EQUIVALENTS—Beginning of period	90,935	110,204
CASH AND CASH EQUIVALENTS—End of period	$46,842	$43,621

Supplemental cash flow information:
Cash paid for interest	$16,583	$17,912
Cash paid for income taxes	$3,210	$2,776
Purchases of property, plant, and equipment in accounts payable	$5,291	$8,221

See notes to unaudited condensed consolidated financial statements.

ACCURIDE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AS OF MARCH 31, 2008 AND DECEMBER 31, 2007 AND FOR THE THREE MONTHS ENDED MARCH 31, 2008
AND 2007

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

The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008.  The unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited condensed consolidated financial statements and notes thereto disclosed in Accuride’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Derivative Financial Instruments – We use derivative financial instruments as part of our overall risk management strategy as further described under Item 7A of our 2007 Annual Report on Form 10-K.  The derivative instruments used from time to time include interest rate and foreign exchange instruments.  All derivative instruments are recognized on the balance sheet at their estimated fair values. As of March 31, 2008, there were no derivatives that were designated as hedges for financial reporting purposes.

Interest Rate Instruments – We use interest rate swap agreements as a means of fixing the interest rate on portions of our floating-rate debt.  As of March 31, 2008, we had one interest rate swap agreement outstanding, which was established in December 2007. Pursuant to the terms of the interest rate swap agreement, we exchange with the counterparty, at specified intervals, the difference between 3.81% from March 2008 through March 2010, and the variable rate interest amounts calculated by reference to the notional principal amount. The notional principal amounts under the terms are $200 million from March 2008 through March 2009, $150 million from March 2009 through September 2009 and $125 million from September 2009 through March 2010.

Gains and losses included as a component of interest expense are as follows:

	Three Months Ended March 31,
	2008	2007
Realized Gain	$250	$670
Unrealized Loss	$(4,538)	$(680)

Foreign Exchange Instruments – We use foreign currency forward contracts and option contracts to limit foreign exchange risk on anticipated but not yet committed transactions expected to be denominated in Canadian dollars. At March 31, 2008, the notional amount of open foreign exchange forward contracts was $9.8 million.

Gains and losses included as a component of other income (expense) are as follows:

	Three Months Ended March 31,
	2008	2007
Realized Gain	$126	$316
Unrealized Gain (Loss)	$(14)	$563

Commodity Price Instruments— We use commodity price swap contracts to limit exposure to changes in certain raw material prices. Commodity price instruments, which do not meet the normal purchase exception, are not designated as hedges for financial reporting purposes and, accordingly, are carried in the financial statements at fair value, with realized and unrealized gains and losses reflected in current period earnings as a component of “Cost of goods sold.” The notional amount of commodity price instruments at March 31, 2008 was $6.1 million.

Gains and losses included as a component of cost of goods sold are as follows:

	Three Months Ended March 31,
	2008	2007
Realized Gain	$203	$—
Unrealized Gain	$1,589	$—

Marketable Securities and Other Investments - We have certain investments in bonds, which are categorized as marketable securities. We believe that these are conservative investments with a low risk for significant loss of principal. We regularly assess our marketable security investments for impairments and adjust our investment strategy, as we deem appropriate. We classify these securities as held for sale and as non-current in the accompanying consolidated balance sheets based on original maturity dates of greater than one year. Any unrealized gains or losses would be recorded as a component of other comprehensive income.

Earnings Per Common Share – Basic and diluted earnings per common share were computed as follows:

	Three Months Ended March 31,
	2008	2007

Numerator:
Net loss	$(11,741)	$(1,884)
Denominator:
Weighted average shares outstanding - Basic	35,412	34,894
Effect of dilutive share-based awards	—	—
Weighted average shares outstanding - Diluted	35,412	34,894

Basic loss per common share	$(0.33)	$(0.05)
Diluted loss per common share	$(0.33)	$(0.05)

There is no effect of dilutive share-based awards for purposes of calculating earnings per share in either period due to being in a net loss position.

Stock-Based Compensation— We account for share-based compensation programs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment.  Compensation expense of $0.5 million and $0.6 million was recognized in the three months ended March 31, 2008 and 2007, respectively. As of March 31, 2008, there was approximately $5.6 million of unrecognized pre-tax compensation expense related to share-based awards not yet vested that will be recognized over a weighted-average period of 1.0 years.

Recent Accounting Adoptions

SFAS No. 157— In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions in GAAP that are dispersed among the many accounting pronouncements that require fair value measurements.  However, on February 12, 2008, the FASB issued Staff Position 157-2 which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. For items within its scope, this Staff Position defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008.  The adoption of SFAS No. 157 on January 1, 2008 for financial assets and liabilities had no material impact on our consolidated financial statements.  We are currently assessing the impact of SFAS No. 157 for nonfinancial assets and liabilities on our consolidated financial position and results of operations.

SFAS No. 159— In February 2007, the FASB issued SFAS No. 159, Establishing the Fair Value Option for Financial Assets and Liabilities, which permits an entity to measure certain financial assets and financial liabilities at fair value. Under SFAS No. 159, entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions, as long as it is applied to the instrument in its entirety. The fair value option election is irrevocable, unless a new election date occurs. SFAS No. 159 also establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity’s election on its earnings.  Due to making no election on any of our instruments, the adoption of SFAS No. 159 on January 1, 2008 had no impact on our consolidated financial statements.

Recent Accounting Pronouncements

SFAS No. 141(R) — In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which replaces SFAS No. 141, Business Combinations.  SFAS No. 141(R) requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value. SFAS No. 141(R) also requires transactions costs related to the business combination to be expensed as incurred. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating the impact of SFAS No. 141(R) related to future acquisitions, if any, on our consolidated financial statements.

SFAS No. 160 — In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements.  SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. Its intention is to eliminate the diversity in practice regarding the accounting for transactions between an entity and noncontrolling interests. SFAS No. 160 will apply to fiscal years beginning on or after December 15, 2008.  We are currently evaluating the impact of SFAS No. 160 on our consolidated financial statements.

SFAS No. 161 — In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133.  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 to provide a better understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and their effect on an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. We are currently evaluating the impact of SFAS No. 161 on our consolidated financial statements.

Note 2 - Inventories

Inventories are stated at the lower of cost or market.  We review inventory on hand and write down excess and obsolete inventory based on our assessment of future demand and historical experience.  The components of inventory on a FIFO basis, except at our subsidiary in Mexico, which values inventories using an average cost basis, are as follows:

	March 31, 2008	December 31, 2007
Raw materials	$34,197	$30,267
Work in process	29,785	28,193
Finished manufactured goods	35,890	34,110
Total inventories, net	$99,872	$92,570

Note 3 - Goodwill and Other Intangible Assets

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

The summary of goodwill and other intangible assets is as follows:

	Weighted	As of March 31, 2008			As of December 31, 2007
	Average Useful Lives	Gross Amount	Accumulated Amortization & Impairment	Carrying Amount	Gross Amount	Accumulated Amortization & Impairment	Carrying Amount
Goodwill	—	$378,804	—	$378,804	$378,804	—	$378,804
Other intangible assets:
Non-compete agreements	3.0	$3,160	$2,174	$986	$2,600	$1,938	$662
Trade names	—	38,080	1,100	36,980	38,080	1,100	36,980
Technology	14.7	33,540	7,262	26,278	33,540	6,690	26,850
Customer relationships	29.6	71,500	7,734	63,766	71,500	7,122	64,378
		$146,280	$18,270	$128,010	$145,720	$16,850	$128,870

We estimate that aggregate amortization expense by year as follows:

2008	$5,397
2009	$4,923
2010	$4,923
2011	$4,922
2012	$4,736

Note 4 - Comprehensive loss

Comprehensive loss for the three months ended March 31 is summarized as follows:

	For The Three Months Ended March 31,
	2008	2007
Net loss	$(11,741)	$(1,884)
Other comprehensive loss (net of tax):
Pension liability adjustment	505	(141)
Total comprehensive loss	$(11,236)	$(2,025)

Included in accumulated other comprehensive income is the impact of pension liability fluctuations in the Canadian dollar to U.S. dollar exchange rate related to our Canadian pension plans.

Note 5 - Pension and Other Postretirement Benefit Plans

Components of Net Periodic Benefit Cost for the three months ended March 31:

	Pension Benefits		Other Benefits
	2008	2007	2008	2007
Service cost-benefits earned during the year	$902	$1,082	$156	$331
Interest cost on projected benefit obligation	2,912	2,446	961	1,203
Expected return on plan assets	(3,764)	(3,450)	—	—
Amortization of net transition (asset)/obligation	4	7	—	—
Amortization of prior service cost (benefit)	102	170	(335)	(179)
Amortization of (gain)/loss	462	448	(134)	75
Net amount charged to income	$618	$703	$648	$1,430
Curtailment charge	—	3,178	—	(283)
Contractual termination benefits charge	—	6,334	—	—
Total amount charged to income	$618	$10,215	$648	$1,147

During the three months ended March 31, 2007, we recorded a pre-tax curtailment and other contractual termination benefit charges of $9.2 million related to a reduction-in-force in our London, Ontario, facility. The contractual benefits charge represented a potential partial pension wind-up, which was determined to be probable for purposes of recognizing one-time benefits in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities and SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Plans and Termination Benefits. As of March 31, 2008, $1.9 million has been contributed to our sponsored pension plans.  We presently anticipate contributing an additional $14.0 million to fund our pension plans in 2008 for a total of $15.9 million.

Also during the three months ended March 31, 2007, we recorded $9.2 million of severance costs related to the reduction-in-force as a component of cost of good sold.  There were no cash payments made in that period.

Note 6 – Contingencies

We are from time to time involved in various legal proceedings of a character normally incident to our business. We do not believe that the outcome of these proceedings will have a material adverse effect on our consolidated financial condition or results of our operations.

As of March 31, 2008, we had an environmental reserve of approximately $2.6 million, related primarily to TTI’s foundry operations. This reserve is based on current cost estimates and does not reduce estimated expenditures to net present value, but does take into account the benefit of a contractual indemnity given to us by a prior owner of our wheel-end subsidiary. The failure for the indemnitor to fulfill its obligations could result in future costs that may be material. Any cash expenditures required by us or our subsidiaries to comply with applicable environmental laws and/or to pay for any remediation efforts will not be reduced or otherwise affected by the existence of the environmental reserve. We currently anticipate spending approximately $0.2 million per year in 2008 through 2011 for monitoring the various environmental sites associated with the environmental reserve, including attorney and consultant costs for strategic planning and negotiations with regulators and other potentially responsible parties, and payment of remedial investigation costs. Based on all of the information presently available to us, we believe that our environmental reserves will be adequate to cover the future costs related to the sites associated with the environmental reserves, and that any additional costs will not have a material adverse effect on our financial condition, results of operations or cash flows. However, the discovery of additional sites, the modification of existing or promulgation of new laws or regulations, more vigorous enforcement by regulators, the imposition of joint and several liability under CERCLA or analogous state laws, or other unanticipated events could also result in such a material adverse effect.

The final Iron and Steel Foundry National Emission Standard for Hazardous Air Pollutants, or NESHAP, was developed pursuant to Section 112(d) of the Clean Air Act and requires all major sources of hazardous air pollutants to install controls representative of maximum achievable control technology. We believe that our foundry operations are in compliance with the applicable requirements of the Iron and Steel Foundry NESHAP.

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

During the fourth quarter of 2006, we resolved a commercial dispute with Ford Motor Company.  As a result of the resolution, we recognized $10.4 million of revenue in 2006 and $10.6 million in 2007.  The recognition in the three months ended March 31,2007 was $8.0 million.  In addition, cash flow increased by $10.0 million in 2006 and $11.0 million in 2007.  The cash received in 2007 of $11 million was during the three months ended June 30, 2007.  Ford re-sourced its Accuride business to another supplier during 2007.  In 2007, total sales to Ford were less than 5% of total revenues.

As of March 31, 2008, we had approximately 3,700 employees, of which 890 were salaried employees with the remainder paid hourly. Unions represent approximately 1,800 of our employees, or 49% of the total. There is one contract expiring on August 31, 2008 for our Fabco facility in California. We do not anticipate that the outcome of these negotiations will have a material adverse effect on our operating performance or costs. Our contract with the UAW at our Rockford, Illinois, facility expired in November 2007.  We were not able to negotiate a mutually acceptable agreement with the UAW, and as a result on November 18, 2007, we began an indefinite lock-out in order to protect the supply of products to our customers as well as provide security for facility personnel and equipment.  On March 9, 2008, the workers represented by the UAW voted to approve a new contract and subsequently returned to work.  While we did not experience a supply disruption to our customers during the lockout, there is no guarantee that the lock-out and the reinstatement of the unionized workforce will not have a material adverse affect on operating performance, costs, or pre-tax earnings in 2008.

Note 7 – Financial Instruments

We have determined the estimated fair value amounts of financial instruments using available market information and other appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value.  SFAS No. 157 establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and our own assumptions (unobservable inputs).  Determining which category an asset or liability falls within the hierarchy requires significant judgment.  We evaluate our hierarchy disclosures each quarter.

The hierarchy consists of three levels:

Level 1	Quoted market prices in active markets for identical assets or liabilities;
Level 2	Inputs other than Level 1 inputs that are either directly or indirectly observable; and
Level 3	Unobservable inputs developed using estimates and assumptions developed by us, which reflect those that a market participant would use.

The carrying amounts of cash and cash equivalents, trade receivables, and accounts payable approximate fair value because of the relatively short maturity of these instruments.  The carrying amounts and related estimated fair values for our remaining financial instruments as of March 31, 2008 are as follows:

	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total

Assets
Marketable securities	$5,000			$5,000	$5,000
Aluminum forward contracts	$1,137		$1,137		$1,137

Liabilities
Interest rate swap contracts	$4,494		$4,494		$4,494
Foreign exchange forward contracts	$14		$14		$14
Total debt	$572,725		$492,388		$492,388

The fair value related to marketable securities has been determined by evaluating other similar securities.  Fair values relating to derivative financial instruments reflect the estimated amounts that we would receive or pay to terminate the contracts at the reporting date based on quoted market prices of comparable contracts as of the balance sheet date. The fair value of our long-term debt has been determined on the basis of the specific securities issued and outstanding. All of our long-term debt instruments have variable interest rates except for the senior subordinated notes, which have a fixed interest rate of 8.50%.

Our Level 3 assets consist of municipal bonds with an auction reset feature (“auction rate securities”) whose underlying assets are generally student loans which are substantially backed by the federal government. In February 2008, auctions began to fail for these securities and each auction since then has failed. Based on the overall failure rate of these auctions, the frequency of the failures, and the underlying maturities of the securities (40 years), we have classified auction rate securities as long-term assets on our balance sheet.

The following table provides a summary of changes in fair value of our Level 3 assets as of March 31, 2008:

Balance at December 31, 2007	—
Purchase of securities	$5,000
Unrealized gain (loss) recognized	—
Net settlements	—
Balance at March 31, 2008	$5,000

Note 8 – Segment Reporting

As a part of our continual monitoring of the long-term economic characteristics, products and production processes, class of customer, and distribution methods of our operating segments, we aggregate our seven operating segments into three reportable segments shown below.  The accounting policies of the reportable segments are the same as described in Note 1, Summary of Significant Accounting Policies.

	Three Months Ended March 31,
	2008	2007
Net sales:
Wheels	$104,010	$159,329
Components	120,759	152,900
Other	13,441	13,201
Consolidated total	$238,210	$325,430

Income (loss) from operations:
Wheels	$17,827	$10,115
Components	(12,771)	7,577
Other	2,647	1,821
Corporate	(9,088)	(10,448)
Consolidated total	$(1,385)	$9,065

	As of
	March 31, 2008	December 31, 2007
Total assets:
Wheels	$206,121	$188,288
Components	586,979	578,158
Other	51,725	45,466
Corporate	261,940	301,722
Consolidated total	$1,106,765	$1,113,634

Note 9 – Guarantor and Non-guarantor Financial Statements

Our 8½% Senior Subordinated Notes due 2015 are fully and unconditionally guaranteed, on a joint and several basis, by substantially all of our 100% owned domestic subsidiaries (“Guarantor Subsidiaries”). The non-guarantor subsidiaries are our foreign subsidiaries. The following condensed financial information illustrates the composition of the combined Guarantor Subsidiaries:

CONDENSED CONSOLIDATED BALANCE SHEET

	March 31, 2008
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
ASSETS
Cash and cash equivalents	$37,935	$(1,403)	$10,310	—	$46,842
Accounts receivable, net	31,880	208,162	9,683	$(138,252)	111,473
Inventories and supplies	25,366	80,090	14,957	(463)	119,950
Other current assets	9,399	12,823	3,369	—	25,591
Total current assets	104,580	299,672	38,319	(138,715)	303,856
Property, plant, and equipment, net	40,536	186,100	49,810	—	276,446
Goodwill	66,973	303,790	8,041	—	378,804
Intangible assets, net	948	127,062	—	—	128,010
Investment in subsidiaries and affiliates	630,985	—	—	(629,385)	1,600
Deferred tax assets	34,309	14,131	12,690	(61,130)	—
Other non-current assets	11,569	252	6,228	—	18,049
TOTAL	$889,900	$931,007	$115,088	$(829,230)	$1,106,765
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$15,199	$67,358	$11,121	—	$93,678
Accrued payroll and compensation	4,584	14,145	7,125	—	25,854
Accrued interest payable	5,137	10	67	—	5,214
Accrued and other liabilities	7,658	257,529	15,731	$(244,805)	36,113
Total current liabilities	32,578	339,042	34,044	(244,805)	160,859
Long term debt	569,625	3,100	—	—	572,725
Deferred and non-current income taxes	13,255	67,991	17,239	(61,130)	37,355
Other non-current liabilities	11,254	50,857	10,527	—	72,638
Stockholders’ equity	263,188	470,017	53,278	(523,295)	263,188
TOTAL	$889,900	$931,007	$115,088	$(829,230)	$1,106,765

	December 31, 2007
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
ASSETS
Cash and cash equivalents	$85,940	$(2,474)	$7,469	—	$90,935
Accounts receivable, net	23,485	194,935	8,222	$(139,447)	87,195
Inventories and supplies	23,819	76,865	13,436	(1,010)	113,110
Other current assets	6,952	11,836	3,337	—	22,125
Total current assets	140,196	281,162	32,464	(140,457)	313,365
Property, plant, and equipment, net	42,020	185,948	51,272	—	279,240
Goodwill	66,973	303,790	8,041	—	378,804
Intangible assets, net	587	128,283	—	—	128,870
Investment in subsidiaries and affiliates	613,448	—	—	(612,358)	1,090
Deferred tax assets	26,011	14,134	13,316	(53,461)	—
Other non-current assets	6,862	265	5,138	—	12,265
TOTAL	$896,097	$913,582	$110,231	$(806,276)	$1,113,634
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$8,843	$61,478	$9,749	—	$80,070
Accrued payroll and compensation	7,442	14,227	8,787	—	30,456
Accrued interest payable	11,066	10	29	—	11,105
Accrued and other liabilities	1,367	239,177	11,344	$(223,565)	28,323
Total current liabilities	28,718	314,892	29,909	(223,565)	149,954
Long term debt	569,625	3,100	—	—	572,725
Deferred income taxes	12,790	67,991	17,239	(53,461)	44,559
Other non-current liabilities	11,164	50,950	10,482	—	72,596
Stockholders’ equity	273,800	476,649	52,601	(529,250)	273,800
TOTAL	$896,097	$913,582	$110,231	$(806,276)	$1,113,634

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2008
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$64,876	$165,734	$44,554	$(36,954)	$238,210
Cost of goods sold	52,339	169,279	41,277	(36,954)	225,941
Gross profit	12,537	(3,545)	3,277	—	12,269
Operating expenses	10,291	3,161	202	—	13,654
Income (loss) from operations	2,246	(6,706)	3,075	—	(1,385)
Other income (expense):
Interest (expense), net	(13,998)	(24)	(1,692)	—	(15,714)
Equity in earnings of subsidiaries	(6,344)	—	—	6,344	—
Other income (expense), net	(946)	96	(204)	—	(1,054)
Income (loss) before income taxes	(19,042)	(6,634)	1,179	6,344	(18,153)
Income tax (benefit) provision	(7,301)	—	889	—	(6,412)
Net income (loss)	$(11,741)	$(6,634)	$290	$6,344	$(11,741)

	Three Months Ended March 31, 2007
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$101,468	$215,850	$97,405	$(89,293)	$325,430
Cost of goods sold	106,007	195,973	88,627	(89,293)	301,314
Gross profit	(4,539)	19,877	8,778	—	24,116
Operating expenses	11,614	2,918	519	—	15,051
Income (loss) from operations	(16,153)	16,959	8,259	—	9,065
Other income (expense):
Interest (expense), net	(10,858)	(35)	(1,126)	—	(12,019)
Equity in earnings of subsidiaries	21,823	—	—	(21,823)	—
Other income (expense), net	514	115	(555)	—	74
Income (loss) before income taxes	(4,674)	17,039	6,578	(21,823)	(2,880)
Income tax (benefit) provision	(2,790)	—	1,794	—	(996)
Net income (loss)	$(1,884)	$17,039	$4,784	$(21,823)	$(1,884)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2008
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(11,741)	$(6,634)	$290	$6,344	$(11,741)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,951	6,732	1,585	—	10,268
Amortization – deferred financing costs	301	1	6	—	308
Amortization – other intangible assets	199	1,221	—	—	1,420
Loss (gain) on disposal of assets	1	14	3	—	18
Deferred income taxes	(7,833)	—	410	—	(7,423)
Equity in earnings of subsidiaries and affiliates	6,344	—	—	(6,344)	—
Non-cash stock-based compensation	510	—	—	—	510
Change in other operating items	(28,925)	6,536	673	—	(21,716)
Net cash provided by (used in) operating activities	(39,193)	7,870	2,967	—	(28,356)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(3,401)	(6,897)	(126)	—	(10,424)
Other	(5,510)	98	—	—	(5,412)
Net cash used in investing activities	(8,911)	(6,799)	(126)	—	(15,836)

CASH FLOWS FROM FINANCING ACTIVITIES:
Other	99	—	—	—	99
Net cash provided by financing activities	99	—	—	—	99

Increase (decrease) in cash and cash equivalents	(48,005)	1,071	2,841	—	(44,093)
Cash and cash equivalents, beginning of year	85,940	(2,474)	7,469	—	90,935
Cash and cash equivalents, end of year	$37,935	$(1,403)	$10,310	$—	$46,842

	Three Months Ended March 31, 2007
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,884)	$17,039	$4,784	$(21,823)	$(1,884)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,418	7,137	11,769	—	20,324
Amortization – deferred financing costs	301	—	6	—	307
Amortization – other intangible assets	198	1,220	—	—	1,418
Loss (gain) on disposal of assets	(4)	—	20	—	16
Deferred income taxes	(3,594)	—	(7,802)	—	(11,396)
Equity in earnings of subsidiaries and affiliates	(21,823)	—	—	21,823	—
Non-cash stock-based compensation	595	—	—	—	595
Change in other operating items	34,037	(21,087)	(19,630)	—	(6,680)
Net cash provided by (used in) operating activities	9,244	4,309	(10,853)	—	2,700

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(7,327)	(2,773)	(228)	—	(10,328)
Other	—	101	—	—	101
Net cash used in investing activities	(7,327)	(2,672)	(228)	—	(10,227)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments on long-term and revolving debt	(60,000)	—	—	—	(60,000)
Other	944	—	—	—	944
Net cash used in financing activities	(59,056)	—	—	—	(59,056)

Increase (decrease) in cash and cash equivalents	(57,139)	1,637	(11,081)	—	(66,583)
Cash and cash equivalents, beginning of year	84,855	(4,502)	29,851	—	110,204
Cash and cash equivalents, end of year	$27,716	$(2,865)	$18,770	$—	$43,621

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The accompanying unaudited condensed interim consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and such principles are applied on a basis consistent with the information reflected in our Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC.  In the opinion of management, the interim financial information includes all adjustments and accruals, consisting only of normal recurring adjustments, which are necessary for a fair presentation of results for the respective interim periods.  The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2008 or any interim period.  Except for the historical information contained herein, this quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties.  Our actual results may differ materially from those indicated by such forward-looking statements.

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

Following a strong 2006, the North American heavy- and medium-duty truck and commercial trailer markets experienced a significant decline in 2007 due to stricter emissions standards that became effective in January 2007. The emissions regulations that took effect in 2007 were expected to result in cleaner operating, yet more costly, trucks. As a result, some of our customers altered their traditional buying trends, which resulted in higher than normal demand in late 2006, which was followed by a period of reduced demand in 2007.  Industry analysts, including America’s Commercial Transportation (“ACT”) Publications, expect that total demand in 2008 will be similar to 2007.  Delayed or failed economic recovery could have a material adverse effect on our business, results of operations, or financial condition.

We believe that the commercial vehicle market continued at a reasonably slow pace during the first three months of 2008.  We experienced reduced demand from the commercial vehicle industry in the first three months of 2008 compared to the first three months of 2007.  Net sales for the three months ended March 31, 2008, were $238.2 million compared to net sales of $325.4 million for the three months ended March 31, 2007.  We anticipate that this trend toward decreased net sales in 2008 compared to 2007 will begin to change the remainder of this year as we approach 2009, which is predicted by industry analysts to be a robust year for production in the North American commercial vehicle industry.  Our challenge is to meet the varying levels of production while improving our internal productivity and mitigating the margin pressure from rising material costs.

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

On April 26, 2005, our common stock commenced trading on the New York Stock Exchange under the symbol “ACW.”  During 2006 and 2007, we reduced our senior debt by a total of $125.0 million from cash from operations and existing cash reserves.

During the fourth quarter of 2006, we resolved a commercial dispute with Ford Motor Company.  As a result of the resolution, we recognized $10.4 million of revenue in 2006, $8.0 million in the three months ended March 31, 2007, and an additional $2.6 million in the remainder of 2007.  In addition, cash flow increased by $10.0 million in 2006 and $11.0 million in mid-2007.  Ford re-sourced its Accuride business to another supplier during 2007.  In 2007, sales to Ford represented less than 5% of consolidated revenues.

Results of Operations

Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

The following table sets forth certain income statement information of Accuride for the three months ended March 31, 2008 and March 31, 2007:

(In thousands except per share data)	Fiscal 2008		Fiscal 2007

Net sales:
Wheels	$104,010	43.7%	$159,329	47.1%
Components	120,759	50.7%	152,900	48.5%
Other	13,441	5.6%	13,201	4.5%
Total net sales	$238,210	100.0%	$325,430	100.0%
Gross profit:
Wheels	20,171	19.4%	12,797	8.0%
Components	(10,815)	(9.0)%	9,323	6.1%
Other	3,810	28.3%	2,930	22.2%
Corporate	(897)	—%	(934)	—%
Total gross profit	12,269	5.2%	24,116	7.4%
Operating expenses	13,654	5.7%	15,051	4.6%
Income (loss) from operations	(1,385)	(0.6)%	9,065	2.8%
Interest (expense), net	(15,714)	(6.6)%	(12,019)	(3.7)%
Other income (loss), net	(1,054)	(0.4)%	74	0.0%
Income tax benefit	(6,412)	(2.7)%	(996)	(0.3)%
Net loss	$(11,741)	(4.9)%	$(1,884)	(0.6)%

Net Sales - Consolidated net sales for the three months ended March 31, 2008 were $238.2 million, which was a decrease of 26.8%, compared to net sales of $325.4 million for the three months ended March 31, 2007.  The decrease in net sales is primarily a result of the reduced demand in the commercial vehicle industry.  Sales decreased in the Wheels and Components segments by 34.7% and 21%, respectively.  Sales decreased at a greater rate in the Wheels segment due to reduced sales to Ford of approximately $24 million.  Sales to Ford were approximately 17% of the revenue in the first quarter of 2007.

Gross Profit - Consolidated gross profit decreased $11.8 million to $12.3 million for the three months ended March 31, 2008 from $24.1 million for the three months ended March 31, 2007.

Although revenue decreased in all segments, gross profit in the Wheels segment increased due to the 2007 results including additional depreciation expense of $9.8 million and severance and other benefit charges of $18.2 million related to a reduction in our workforce in our London, Ontario, facility.  While the absence of those charges in 2008 is creating a positive year over year impact, the loss of revenue had a greater than normal impact to gross profit due to the $8.0 million revenue recognition in the first quarter of 2007 from a resolution of a commercial dispute mentioned on the previous page.

Gross profit in the Components segment decreased $20.1 million due to the reduction of revenue of $32.1 million and $8.1 million of one-time costs incurred in the current period related to a labor interruption at our Rockford, Illinois facility.

Operating Expenses - Operating expenses decreased $1.4 million to $13.7 million for the three months ended March 31, 2008 from $15.1 million for the three months ended March 31, 2007.  This was primarily due to decreases in consulting and other purchased services.

Interest Expense, net - Net interest expense increased $3.7 million to $15.7 million for the three months ended March 31, 2008 from $12.0 million for the three months ended March 31, 2007.  The increase is attributable to $4.9 million of non-cash unrealized losses from the mark to market of our interest rate swap agreements in the current period compared to $0.7 million of unrealized losses in the prior year’s results.

Net Loss - We had a net loss of $11.7 million for the three months ended March 31, 2008 compared to a net loss of $1.9 million for the three months ended March 31, 2007.  This was primarily a result of the lower gross profit due to the reduction in sales volume and the $8.1 million of one-time costs related to the Rockford labor interruption.

Changes in Financial Condition

At March 31, 2008, we had total assets of $1,106.8 million, as compared to $1,113.6 million at December 31, 2007.  The $6.8 million, or 0.6%, decrease in total assets during the three months ended March 31, 2008 primarily resulted from the reduction of cash of $44.1 million partially offset by an increase in working capital assets.  We define working capital as current assets (excluding cash) less current liabilities.

We use working capital and cash flow measures to evaluate the performance of our operations and our ability to meet our financial obligations. We require working capital investment to maintain our position as a leading manufacturer and supplier of commercial vehicle components.  We continue to strive for aligning our working capital investment with our customers’ purchase requirements and our production schedules.

The following table summarizes the major components of our working capital as of the periods listed below:

	March 31,	December 31,
	2008	2007
Accounts receivable	$111,473	$87,195
Inventories and supplies	119,948	113,110
Deferred income taxes (current)	19,449	19,422
Other current assets	6,144	2,703
Accounts payable	(93,678)	(80,070)
Accrued payroll and compensation	(25,854)	(30,456)
Accrued interest payable	(5,214)	(11,105)
Other current liabilities	(36,113)	(28,323)
Working Capital	$96,155	$72,476

Significant changes in working capital from December 31, 2007 included:

•            an increase in net customer receivables of $24.3 million due to the comparative increase in revenue in the months leading up to the respective period-end dates;

•            an increase in inventories and supplies of $6.8 million due to the draw-down of inventories at year-end and pre-buy of raw materials in March 2007 due to escalating prices.

•            an increase of other current assets of $3.4 million due to the $2.8 million income tax receivable at March 31, 2008, which did not exist at December 31, 2007.

•            an increase of accounts payable of $13.6 million due to the comparative increase in raw material purchases in the months leading up to the respective period-end dates;

•            a reduction of accrued payroll and compensation of $4.6 million due to annual incentive payments made in the current period;

•            a reduction of interest payable of $5.9 million due to timing of the interest payment for our Notes which is paid each February and August; and

•            An increase in other current liabilities of $7.8 million due primarily to a $4.1 million increase in the mark to market valuation of our interest rate swap agreements.

Capital Resources and Liquidity

                Our primary sources of liquidity during the three months ended March 31, 2008 were cash reserves.  We believe that cash from operations, existing cash reserves, and availability under our Revolver will provide adequate funds for our working capital needs, planned capital expenditures and debt service obligations for the next 12 months and the foreseeable future.  Our ability to fund working capital needs, planned capital expenditures, scheduled debt payments, and to comply with all of the financial covenants under our credit agreement, depends on our future operating performance and cash flow, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

Operating Activities

Net cash used by operating activities during the first three months of 2008 amounted to $28.4 million compared to cash of $2.7 million provided for the comparable period in 2007.  As expected, the primary difference was the increase in working capital requirements due to the increase in production in the current period compared to the reduced levels of production experienced during the fourth quarter of 2007 as our largest customers reduce their purchase requirements for shutdowns normally reserved for maintenance related activities.

Investing Activities

Net cash used in investing activities totaled $15.8 million for the three months ended March 31, 2008 compared to a use of $10.2 million for the three months ended March 31, 2007.  Our most significant cash outlays for investing activities are the purchases of property, plant and equipment.  Our capital expenditures in 2007 were $36.5 million.  Capital expenditures for 2008 are expected to be approximately $35 million to $40 million, which we expect to fund through our cash from operations or existing cash reserves.   Included in the 2008 use of investing cash was an investment in marketable securities of $5.0 million.

Financing Activities

Net cash provided by financing activities totaled $0.1 million for the three months ended March 31, 2008 compared to $59.1 million of net cash used for the comparable period in 2007 due to payments made in 2007 to reduce our senior debt.

Bank Borrowing.   In connection with the TTI merger, we entered into a Fourth Amended and Restated Credit Agreement consisting of (1) a term credit facility (the Term B Loan Facility) in an aggregate principal amount of $550.0 million that will mature on January 31, 2012 and (2) a revolving credit facility (the “Revolver”) in an aggregate principal amount of $125.0 million (comprised of a $95.0 million U.S. revolving credit facility and the continuation of a $30.0 million Canadian revolving credit facility) that will terminate on January 31, 2010.  As of March 31, 2008, $294.6 million was outstanding under the Term B Loan Facility and the Revolver was undrawn.  The Term B Loan Facility requires quarterly amortization payments of $1.4 million that commenced on March 31, 2005, with the balance paid on the maturity date for the Term B Loan Facility. As of March 31, 2008, the regularly scheduled payments due through December 31, 2011 were prepaid without penalty.  The interest rates per annum applicable to loans under our senior credit facilities are, at the option of the Company or Accuride Canada Inc., as applicable, a base rate or Eurodollar rate plus, in each case, an applicable margin which is subject to adjustment based on our leverage ratio. The base rate is a fluctuating interest rate equal to the highest of (a) the base rate reported by Citibank, N.A. (or, with respect to the Canadian revolving credit facility, the reference rate of interest established or quoted by Citibank Canada for determining interest rates on U.S. dollar denominated commercial loans made by Citibank Canada in Canada), (b) a reserve adjusted three-week moving average of offering rates for three-month certificates of deposit plus one-half of one percent (0.5%) and (c) the federal funds effective rate plus one-half of one percent (0.5%). The obligations under our senior credit facilities are guaranteed by all of our domestic subsidiaries.  The loans under the senior credit facilities are secured by, among other things, a lien on substantially all of our U.S. properties and assets and of our domestic subsidiaries and a pledge of 65% of the stock of our foreign subsidiaries.  The loans under the Canadian revolving facility are also secured by substantially all of the properties and assets of Accuride Canada Inc.

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

On November 28, 2007, we entered into an amendment to the Fourth Amended and Restated Credit Agreement. The amendment increased pricing and modified certain financial covenants through 2008, including changes to the leverage, interest coverage and fixed charge coverage ratios.  As of March 31, 2008, we were in compliance with our financial covenants and ratios.

Senior Subordinated Notes.   In connection with the TTI merger, we issued $275.0 million aggregate principal amount of 8 1/2% senior subordinated notes due 2015 in a private placement transaction.  Interest on the senior subordinated notes is payable on February 1 and August 1 of each year, beginning on August 1, 2005.  The notes mature on February 1, 2015 and may be redeemed, at our option, in whole or in part, at any time on or before February 1, 2010 at a price equal to 100% of the principal amount, plus an applicable make-whole premium, and accrued and unpaid interest and special interest if any, to the date of redemption, and on or after February 1, 2010 at certain specified redemption prices.  The senior subordinated notes are general unsecured obligations (1) subordinated in right of payment to all of our and the guarantors’ existing and future senior indebtedness, including any borrowings under our senior credit facilities; (2) equal in right of payment with any of our and the guarantors’ existing and future senior subordinated indebtedness; (3) senior in right of payment to all of our and the guarantors’ existing and future subordinated indebtedness and (4) structurally subordinated to all obligations of our subsidiaries that do not guarantee the outstanding notes.  On June 15, 2005, we completed an exchange offer of these senior subordinated notes for substantially identical notes registered under the Securities Act of 1933, as amended.  As of March 31, 2008, those Notes remain outstanding.

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

Recent Accounting Pronouncements.

SFAS No. 141(R) — In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which replaces SFAS No. 141, Business Combinations.  SFAS No. 141(R) requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value. SFAS No. 141(R) also requires transactions costs related to the business combination to be expensed as incurred. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating the impact of SFAS No. 141(R) related to future acquisitions, if any, on our consolidated financial statements.

SFAS No. 160 — In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements.  SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. Its intention is to eliminate the diversity in practice regarding the accounting for transactions between an entity and noncontrolling interests. SFAS No. 160 will apply to fiscal years beginning on or after December 15, 2008.  We are currently evaluating the impact of SFAS No. 160 on our consolidated financial statements.

SFAS No. 161 — In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133.  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 to provide a better understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and their effect on an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. We are currently evaluating the impact of SFAS No. 161 on our consolidated financial statements.

Critical Accounting Policies and Estimates.  We have made a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America.  Actual results could differ significantly from those estimates under different assumptions and conditions.  We included in our Form 10-K for the year ended December 31, 2007 a discussion of our most critical accounting policies, which are those that have a material impact on our financial condition or operating performance and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

•                  a more severe than anticipated commercial vehicle industry downturn in 2008 could have a material adverse effect on our business;

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

•                  our success depends largely upon the abilities and experience of certain key management personnel, and the loss of the services of one or more of these key personnel could have a negative impact on our business.

For further information, refer to the business description and additional risk factors sections included in our Form 10-K for the year ended December 31, 2007, as filed with the SEC.

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

Foreign Currency Risk - Certain forecasted transactions, assets, and liabilities are exposed to foreign currency risk.  We monitor our foreign currency exposures to maximize the overall effectiveness of our foreign currency derivatives.  The principal currency of exposure is the Canadian dollar.  Foreign exchange forward contracts and option contracts are used to offset the impact of the variability in exchange rates on our operations, cash flows, assets and liabilities.  At March 31, 2008, we had open foreign exchange forward contracts of $9.8 million.

Raw Material/Commodity Price Risk - We rely upon the supply of certain raw materials and commodities in our production processes and have entered into long-term supply contracts for our steel and aluminum requirements.  The exposures associated with these commitments are primarily managed through the terms of the sales, supply, and procurement contracts.  From time to time, we use commodity price swaps and futures contracts to manage the variability in certain commodity prices.  At March 31, 2008, we had $6.1 million of material commodity price swaps and futures contracts.

Interest Rate Risk - We use long-term debt as a primary source of capital in our business.  The following table presents the principal cash repayments and related weighted average interest rates by maturity date for our long-term fixed-rate debt and other types of long-term debt at March 31, 2008:

(Dollars in thousands)	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
Long-term Debt:
Fixed	—	—	—	—	—	$275,000	$275,000	$224,125
Average Rate	—	—	—	—	—	8.50%	8.50%
Variable	—	—	—	—	$294,625	$3,100	$297,725	$268,263
Average Rate	—	—	—	—	6.41%	2.47%	6.37%

We have used interest rate swaps to alter interest rate exposure between fixed and variable rates on a portion of our long-term debt.  As of March 31, 2008, we had one interest rate swap agreement outstanding, which was established in December 2007 and the terms with the counterparty are to exchange, at specified intervals, the difference between 3.81% from March 2008 through March 2010, and the variable rate interest amounts calculated by reference to the notional principal amount. The notional principal amounts under the terms are $200 million from March 2008 through March 2009, $150 million from March 2009 through September 2009 and $125 million from September 2009 through March 2010.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting.  We recently implemented a new enterprise resource planning system at one of our subsidiaries. As a result, the internal controls at this subsidiary have been updated as necessary to accommodate the modifications to our business processes and accounting procedures.  There have been no other changes in our internal controls over financial reporting during our most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

31.1†	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14 of the Exchange Act of 1934 – John R. Murphy.
31.2†	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14 of the Exchange Act of 1934 – David K. Armstrong.
32.1††	—	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

†              Filed herewith

††            Furnished herewith

*              Management contract or compensatory agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCURIDE CORPORATION

/s/ JOHN R. MURPHY	Dated:	May 12, 2008
John R. Murphy
President and Chief Executive Officer
(Principal Executive Officer)

/s/ DAVID K. ARMSTRONG	Dated:	May 12, 2008
David K. Armstrong
Senior Vice President / Chief Financial Officer
(Principal Financial and Accounting Officer)