Form 10-Q
period 2008-06-30
ACCURIDE CORP
filed 2008-08-07
CIK 817979

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008.

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

As of August 4, 2008, 35,462,172 shares of Accuride Corporation common stock, par value $.01 per share, were outstanding.

ACCURIDE CORPORATION

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ACCURIDE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
(In thousands, except for per share data)	2008	2007

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$33,227	$90,935
Customer receivables, net of allowance for doubtful accounts of $1,967 and $1,461 in 2008 and 2007, respectively	106,481	81,719
Other receivables	7,364	5,476
Inventories, net	98,786	92,570
Supplies, net	20,506	20,540
Deferred income taxes	19,423	19,422
Income tax receivable	4,089	—
Prepaid expenses and other current assets	4,489	2,703
Total current assets	294,365	313,365
PROPERTY, PLANT AND EQUIPMENT, net	272,156	279,240
OTHER ASSETS:
Goodwill	378,804	378,804
Other intangible assets, net	126,635	128,870
Investment in affiliates	1,915	1,090
Deferred financing costs, net of accumulated amortization of $4,321 and $3,705 in 2008 and 2007, respectively	6,178	6,794
Marketable securities and other investments	5,000	—
Other	7,574	5,471
TOTAL	$1,092,627	$1,113,634
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$77,092	$80,070
Accrued payroll and compensation	24,717	30,456
Accrued interest payable	10,625	11,105
Accrued and other liabilities	32,994	28,323
Total current liabilities	145,428	149,954
LONG-TERM DEBT	572,725	572,725
DEFERRED INCOME TAXES	25,648	34,644
NON-CURRENT INCOME TAXES PAYABLE	9,915	9,915
OTHER POSTRETIREMENT BENEFIT PLAN LIABILITY	58,642	58,519
PENSION BENEFIT PLAN LIABILITY	9,302	10,939
OTHER LIABILITIES	3,207	3,138
COMMITMENTS AND CONTINGENCIES (Note 6)	—	—
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 5,000 shares authorized and unissued	—	—
Common Stock, $0.01 par value; 100,000 shares authorized, 36,136 and 36,066 shares issued, and 35,432 and 35,362 shares outstanding in 2008 and 2007, respectively	354	354
Additional paid-in-capital	264,569	262,645
Treasury stock – 76 shares at cost in 2008 and 2007	(751)	(751)
Accumulated other comprehensive loss	(8,703)	(9,105)
Retained earnings	12,291	20,657
Total stockholders’ equity	267,760	273,800
TOTAL	$1,092,627	$1,113,634

See notes to unaudited condensed consolidated financial statements.

ACCURIDE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands except per share data)	2008	2007	2008	2007

NET SALES	$244,919	$245,133	$483,129	$570,563
COST OF GOODS SOLD	223,569	216,679	449,510	517,993
GROSS PROFIT	21,350	28,454	33,619	52,570
OPERATING EXPENSES:
Selling, general and administrative	12,761	14,223	26,415	29,274
INCOME FROM OPERATIONS	8,589	14,231	7,204	23,296
OTHER INCOME (EXPENSE):
Interest income	193	393	725	937
Interest expense	(8,677)	(11,665)	(24,923)	(24,228)
Other income (loss), net	933	3,222	(121)	3,296
INCOME (LOSS) BEFORE INCOME TAXES	1,038	6,181	(17,115)	3,301
INCOME TAX PROVISION (BENEFIT)	(2,337)	1,288	(8,749)	292
NET INCOME (LOSS)	$3,375	$4,893	$(8,366)	$3,009

Weighted average common shares outstanding—basic	35,430	35,127	35,421	35,011

Basic income (loss) per share	$0.10	$0.14	$(0.24)	$0.09

Weighted average common shares outstanding—diluted	35,518	35,408	35,465	35,151

Diluted income (loss) per share	$0.10	$0.14	$(0.24)	$0.09

See notes to unaudited condensed consolidated financial statements.

ACCURIDE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(In thousands)	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(8,366)	$3,009
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and impairment	20,373	32,910
Amortization – deferred financing costs	616	617
Amortization – other intangible assets	2,795	2,837
Loss on disposal of assets	62	29
Provision for deferred income taxes	(10,230)	204
Non-cash stock-based compensation	1,710	1,280
Changes in certain assets and liabilities:
Receivables	(26,650)	23,700
Inventories and supplies	(6,180)	(27,027)
Prepaid expenses and other assets	(8,320)	(12,688)
Accounts payable	3,521	(12,519)
Accrued and other liabilities	(1,744)	2,703
Net cash provided by (used in) operating activities	(32,413)	15,055
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(19,852)	(15,919)
Purchase of marketable securities	(5,000)	—
Other	(642)	(30)
Net cash used in investing activities	(25,494)	(15,949)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	—	(60,000)
Increase in revolving credit advance	—	5,000
Decrease in revolving credit advance	—	(5,000)
Other	199	3,412
Net cash provided by (used in) financing activities	199	(56,588)
DECREASE IN CASH AND CASH EQUIVALENTS	(57,708)	(57,482)
CASH AND CASH EQUIVALENTS—Beginning of period	90,935	110,204
CASH AND CASH EQUIVALENTS—End of period	$33,227	$52,722

Supplemental cash flow information:
Cash paid for interest	$22,166	$22,328
Cash paid for income taxes	$3,956	$5,600
Purchases of property, plant, and equipment in accounts payable	$1,722	$5,449

See notes to unaudited condensed consolidated financial statements.

ACCURIDE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AS OF JUNE 30, 2008 AND DECEMBER 31, 2007 AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, except that the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles  (“GAAP”) in the United States of America for complete financial statements.  However, in the opinion of Accuride Corporation (“Accuride” or the “Company”), all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the condensed consolidated financial statements have been included.

The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008.  The unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited condensed consolidated financial statements and notes thereto disclosed in Accuride’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Derivative Financial Instruments – We use derivative financial instruments as part of our overall risk management strategy as further described under Item 7A of our 2007 Annual Report on Form 10-K.  The derivative instruments used from time to time include interest rate and foreign exchange instruments.  All derivative instruments are recognized on the balance sheet at their estimated fair values. As of June 30, 2008, there were no derivatives that were designated as hedges for financial reporting purposes.

Interest Rate Instruments – We use interest rate swap agreements as a means of fixing the interest rate on portions of our floating-rate debt.  As of June 30, 2008, we had one interest rate swap agreement outstanding, which was established in December 2007.  Pursuant to the terms of the interest rate swap agreement, we exchange with the counterparty, at specified intervals, the difference between 3.81% from March 2008 through March 2010, and the variable rate interest amounts calculated by reference to the notional principal amount. The notional principal amounts under the terms are $200 million from March 2008 through March 2009, $150 million from March 2009 through September 2009 and $125 million from September 2009 through March 2010.

Gains and losses included as a component of interest expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Realized Gain (Loss)	$(449)	$581	$(199)	$1,250
Unrealized Gain (Loss)	$3,356	$(115)	$(1,182)	$(795)

Foreign Exchange Instruments – We use foreign currency forward contracts and option contracts to limit foreign exchange risk on anticipated but not yet committed transactions expected to be denominated in Canadian dollars. At June 30, 2008, we had no open foreign exchange forward contracts.

Gains and losses included as a component of other income (expense) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Realized Gain	$65	$603	$136	$919
Unrealized Gain (Loss)	$—	$1,411	$(14)	$1,974

Commodity Price Instruments— We use commodity price swap contracts to limit exposure to changes in certain raw material prices. Commodity price instruments, which do not meet the normal purchase exception, are not designated as hedges for financial reporting purposes and, accordingly, are carried in the financial statements at fair value, with realized and unrealized gains and losses reflected in current period earnings as a component of “Cost of goods sold.” At June 30, 2008, we had no open commodity price instruments.

Gains and losses included as a component of cost of goods sold are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Realized Gain	$207	$—	$410	$—
Unrealized Gain	$—	$—	$1,589	$—

Marketable Securities and Other Investments - We have certain investments in bonds, which are categorized as marketable securities. We believe that these investments have a low risk for significant loss of principal. We regularly assess our marketable security investments for impairments and adjust our investment strategy, as we deem appropriate. We classify these securities as available for sale and as non-current in the accompanying condensed consolidated balance sheets based on original maturity dates of greater than one year.  Any unrealized gains or losses would be recorded as a component of other comprehensive income.

Earnings Per Common Share – Basic and diluted earnings per common share were computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands except per share data)	2008	2007	2008	2006
Numerator:
Net income (loss)	$3,375	$4,893	$(8,366)	$3,009
Denominator:
Weighted average shares outstanding – Basic	35,430	35,127	35,421	35,011
Effect of dilutive stock options	88	281	44	140
Weighted average shares outstanding – Diluted	35,518	35,408	35,465	35,151
Basic earnings (loss) per common share	$0.10	$0.14	$(0.24)	$0.09
Diluted earnings (loss) per common share	$0.10	$0.14	$(0.24)	$0.09

As of June 30, 2008, there were 407,670 stock options and 620,624 stock appreciation rights that were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.

Stock-Based Compensation— We account for share-based compensation programs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment.  As of June 30, 2008, there was approximately $8.2 million of unrecognized pre-tax compensation expense related to share-based awards not yet vested that will be recognized over a weighted-average period of 1.2 years.

Expense was recognized for share-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Share-based compensation expense recognized	$1,200	$685	$1,710	$1,280

Recent Accounting Adoptions

SFAS No. 157— In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Accounting Standard (“SFAS”) No. 157, Fair Value Measurements, to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions in GAAP that are dispersed among the many accounting pronouncements that require fair value measurements.  However, on February 12, 2008, the FASB issued Staff Position 157-2 which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. For items within its scope, this Staff Position defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008.  The adoption of SFAS No. 157 on January 1, 2008 for financial assets and liabilities had no material impact on our consolidated financial statements.  We are currently assessing the impact of SFAS No. 157 for nonfinancial assets and liabilities on our consolidated financial position and results of operations.

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

SFAS No. 162 — In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles.  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We are currently evaluating the impact of SFAS No. 162 on our consolidated financial statements.

Note 2 - Inventories

Inventories are stated at the lower of cost or market.  We review inventory on hand and write down excess and obsolete inventory based on our assessment of future demand and historical experience.  The components of inventory on a FIFO basis, except at our subsidiary in Mexico, which values inventories using an average cost basis, are as follows:

	June 30, 2008	December 31, 2007
Raw materials	$37,237	$30,267
Work in process	27,854	28,193
Finished manufactured goods	33,695	34,110
Total inventories, net	$98,786	$92,570

Note 3 - Goodwill and Other Intangible Assets

SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, have been applied to the acquisition of TTI, which occurred on January 31, 2005.  Accordingly, the tangible and identifiable intangible assets and liabilities were adjusted to fair values with the remainder of the purchase price recorded as goodwill.  Additionally, goodwill and indefinite-lived intangibles assets (trade names) are not amortized but are reviewed for impairment at least annually or more frequently if impairment indicators arise.

Under SFAS No. 142, we are required to assess goodwill and any indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred.  The analysis of potential impairment of goodwill requires a two-step approach.  The first step is the estimation of fair value of each operating segment.  If step one indicates that impairment potentially exists, the second step is performed to measure the amount of impairment, if any.  Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value.

During the last two weeks of the quarter ended June 30, 2008, we experienced a significant decline in our stock price resulting from overall economic and industry conditions.  We determined that this is an indicator of impairment and an impairment analysis is required under SFAS No. 142.   We have performed a preliminary step one analysis, the results of which are inconclusive as to whether we have an impairment of one or more of our reporting units.  Therefore, we are in process of assessing the fair value of each of our seven reporting units.  In the event that the fair value of one or some of our reporting units is less than its carrying amount, we will perform a step two calculation to determine the amount of impairment, which will be recorded in the quarter ending September 30, 2008.  Such a charge is non-cash and would not affect our liquidity, tangible equity or debt covenant ratios.

The amount of goodwill and intangible assets by reportable segment are as follows:

	As of June 30, 2008
	Goodwill	Intangible Assets

Wheels	$123,199	—
Components	243,915	$116,173
Other	11,690	9,668
Corporate	—	794
Consolidated Total	$378,804	$126,635

The summary of goodwill and other intangible assets is as follows:

	Weighted	As of June 30, 2008			As of December 31, 2007
	Average Useful Lives	Gross Amount	Accumulated Amortization & Impairment	Carrying Amount	Gross Amount	Accumulated Amortization & Impairment	Carrying Amount
Goodwill	—	$378,804	—	$378,804	$378,804	—	$378,804
Other intangible assets:
Non-compete agreements	3.0	$3,160	$2,365	$795	$2,600	$1,938	$662
Trade names	—	38,080	1,100	36,980	38,080	1,100	36,980
Technology	14.7	33,540	7,834	25,706	33,540	6,690	26,850
Customer relationships	29.6	71,500	8,346	63,154	71,500	7,122	64,378
		$146,280	$19,645	$126,635	$145,720	$16,850	$128,870

We estimate that aggregate amortization expense by year as follows:

2008	$5,397
2009	$4,923
2010	$4,923
2011	$4,922
2012	$4,736

Note 4 - Comprehensive income (loss)

Comprehensive income (loss) for the three and six months ended June 30 is summarized as follows:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2008	2007	2008	2007
Net income (loss)	$3,375	$4,893	$(8,366)	$3,009
Other comprehensive income (net of tax)
Pension liability adjustment	(104)	(1,175)	401	(1,316)
Total comprehensive income (loss)	$3,271	$3,718	$(7,965)	$1,693

Included in accumulated other comprehensive income is the impact of pension liability fluctuations in the Canadian dollar to U.S. dollar exchange rate related to our Canadian pension plans.

Note 5 - Pension and Other Postretirement Benefit Plans

Components of Net Periodic Benefit Cost for the three and six months ended June 30:

	For The Three Months Ended June 30,				For The Six Months Ended June 30,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	2008	2007	2008	2007	2008	2007	2008	2007
Service cost-benefits earned during the year	$812	$916	$156	$312	$1,714	$1,998	$312	$643
Interest cost on projected benefit obligation	2,883	2,560	961	1,179	5,795	5,006	1,922	2,382
Expected return on plan assets	(3,749)	(3,271)	—	—	(7,513)	(6,721)	—	—
Amortization of net transition (asset)/obligation	4	4	—	—	8	11	—	—
Amortization of prior service cost (benefit)	102	94	(335)	(177)	204	264	(670)	(356)
Amortization of (gain)/loss	478	461	(133)	57	940	909	(267)	132
Net amount charged to income	$530	$764	$649	$1,371	$1,148	$1,467	$1,297	$2,801
Curtailment charge (gain)	—	4	—	(1,096)	—	3,187	—	(1,379)
Contractual termination benefits charge	—	—	—	—	—	6,347	—	—
Total amount charged to income	$530	$768	$649	$275	$1,148	$11,001	$1,297	$1,422

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

As of June 30, 2008, $5.1 million has been contributed to our sponsored pension plans.  We presently anticipate contributing an additional $6.6 million to fund our pension plans in 2008 for a total of $11.7 million.

Also during the six months ended June 30, 2007, we recorded $8.2 million of severance costs related to the reduction-in-force as a component of cost of goods sold.  Cash paid for severance costs in the three months ended June 30, 2007 totaled $1.4 million.

Note 6 – Contingencies

We are from time to time involved in various legal proceedings of a character normally incident to our business. We do not believe that the outcome of these proceedings will have a material adverse effect on our consolidated financial condition or results of our operations.

As of June 30, 2008, we had an environmental reserve of approximately $2.6 million, related primarily to TTI’s foundry operations. This reserve is based on current cost estimates and does not reduce estimated expenditures to net present value, but does take into account the benefit of a contractual indemnity given to us by a prior owner of our wheel-end subsidiary. The failure for the indemnitor to fulfill its obligations could result in future costs that may be material. Any cash expenditures required by us or our subsidiaries to comply with applicable environmental laws and/or to pay for any remediation efforts will not be reduced or otherwise affected by the existence of the environmental reserve. We currently anticipate spending approximately $0.2 million per year in 2008 through 2011 for monitoring the various environmental sites associated with the environmental reserve, including attorney and consultant costs for strategic planning and negotiations with regulators and other potentially responsible parties, and payment of remedial investigation costs. Based on all of the information presently available to us, we believe that our environmental reserves will be adequate to cover the future costs related to the sites associated with the environmental reserves, and that any additional costs will not have a material adverse effect on our financial condition, results of operations or cash flows. However, the discovery of additional sites, the modification of existing or promulgation of new laws or regulations, more vigorous enforcement by regulators, the imposition of joint and several liability under CERCLA or analogous state laws, or other unanticipated events could also result in such a material adverse effect.

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

As of June 30, 2008, we had approximately 3,500 employees, of which 868 were salaried employees with the remainder paid hourly. Unions represent approximately 1,700 of our employees, or 49% of the total. There is one contract expiring on August 31, 2008 for our Fabco facility in California. We do not anticipate that the outcome of these negotiations will have a material adverse effect on our operating performance or costs.

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

The carrying amounts of cash and cash equivalents, trade receivables, and accounts payable approximate fair value because of the relatively short maturity of these instruments.  The carrying amounts and related estimated fair values for our remaining financial instruments as of June 30, 2008 are as follows:

	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total

Assets
Marketable securities	$5,000			$5,000	$5,000

Liabilities
Interest rate swap contracts	$1,586		$1,586		$1,586
Total debt	$572,725		$485,217		$485,217

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

The following table provides a summary of changes in fair value of our Level 3 assets for the three and six months ended June 30, 2008:

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008

Beginning balance	$5,000	—
Purchase of securities	—	$5,000
Unrealized gain (loss) recognized	—	—
Net settlements	—	—
Ending balance	$5,000	$5,000

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net Sales
Wheels	$105,154	$113,357	$209,164	$272,686
Components	127,359	120,666	248,118	273,415
Other	12,406	11,110	25,847	24,462
Consolidated Total	$244,919	$245,133	$483,129	$570,563

Operating Income (Loss)
Wheels	$14,718	$21,542	$32,545	$31,657
Components	1,112	1,426	(11,659)	9,003
Other	2,313	1,573	4,960	3,394
Corporate	(9,554)	(10,310)	(18,642)	(20,758)
Consolidated Total	$8,589	$14,231	$7,204	$23,296

	As of
	June 30, 2008	December 31, 2007

Total Assets
Wheels	$193,672	$188,288
Components	597,871	578,158
Other	48,408	45,466
Corporate	252,676	301,722
Consolidated Total	$1,092,6278	$1,113,634

Note 9 – Guarantor and Non-guarantor Financial Statements

Our 8½% Senior Subordinated Notes due 2015 are fully and unconditionally guaranteed, on a joint and several basis, by substantially all of our 100% owned domestic subsidiaries (“Guarantor Subsidiaries”). The non-guarantor subsidiaries are our foreign subsidiaries. The following condensed financial information illustrates the composition of the combined Guarantor Subsidiaries:

CONDENSED CONSOLIDATED BALANCE SHEET

	June 30, 2008
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
ASSETS
Cash and cash equivalents	$28,961	$(3,409)	$7,675	—	$33,227
Accounts receivable, net	106,481	215,593	8,515	$(224,108)	106,481
Inventories and supplies	22,829	84,539	12,423	(499)	119,292
Other current assets	19,954	11,680	3,731	—	35,365
Total current assets	178,225	308,403	32,344	(224,607)	294,365
Property, plant, and equipment, net	39,467	184,259	48,430	—	272,156
Goodwill	66,973	303,790	8,041	—	378,804
Intangible assets, net	794	125,841	—	—	126,635
Investment in subsidiaries and affiliates	588,766	—	—	(586,851)	1,915
Deferred tax assets	36,471	14,131	12,737	(63,339)	—
Other non-current assets	11,261	202	7,289	—	18,752
TOTAL	$921,957	$936,626	$108,841	$(874,797)	$1,092,627
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$12,991	$54,449	9,652	—	$77,092
Accrued payroll and compensation	3,954	13,538	7,225	—	24,717
Accrued interest payable	10,569	10	46	—	10,625
Accrued and other liabilities	32,994	271,204	9,230	$(280,434)	32,994
Total current liabilities	60,508	339,201	26,153	(280,434)	145,428
Long term debt	569,625	3,100	—	—	572,725
Deferred and non-current income taxes	13,064	67,990	17,848	(63,339)	35,563
Other non-current liabilities	11,000	49,622	10,529	—	71,151
Stockholders’ equity	267,760	476,713	54,311	(531,024)	267,760
TOTAL	$921,957	$936,626	$108,841	$(874,797)	$1,092,627

	December 31, 2007
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
ASSETS
Cash and cash equivalents	$85,940	$(2,474)	$7,469	—	$90,935
Accounts receivable, net	23,485	194,935	8,222	$(139,447)	87,195
Inventories and supplies	23,819	76,865	13,436	(1,010)	113,110
Other current assets	6,952	11,836	3,337	—	22,125
Total current assets	140,196	281,162	32,464	(140,457)	313,365
Property, plant, and equipment, net	42,020	185,948	51,272	—	279,240
Goodwill	66,973	303,790	8,041	—	378,804
Intangible assets, net	587	128,283	—	—	128,870
Investment in subsidiaries and affiliates	613,448	—	—	(612,358)	1,090
Deferred tax assets	26,011	14,134	13,316	(53,461)	—
Other non-current assets	6,862	265	5,138	—	12,265
TOTAL	$896,097	$913,582	$110,231	$(806,276)	$1,113,634
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$8,843	$61,478	$9,749	—	$80,070
Accrued payroll and compensation	7,442	14,227	8,787	—	30,456
Accrued interest payable	11,066	10	29	—	11,105
Accrued and other liabilities	1,367	239,177	11,344	$(223,565)	28,323
Total current liabilities	28,718	314,892	29,909	(223,565)	149,954
Long term debt	569,625	3,100	—	—	572,725
Deferred income taxes	12,790	67,991	17,239	(53,461)	44,559
Other non-current liabilities	11,164	50,950	10,482	—	72,596
Stockholders’ equity	273,800	476,649	52,601	(529,250)	273,800
TOTAL	$896,097	$913,582	$110,231	$(806,276)	$1,113,634

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2008
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$69,089	$173,376	$35,796	$(33,342)	$244,919
Cost of goods sold	60,121	163,927	32,863	(33,342)	223,569
Gross profit	8,968	9,449	2,933	—	21,350
Operating expenses	9,708	2,841	212	—	12,761
Income (loss) from operations	(740)	6,608	2,721	—	8,589
Other income (expense):
Interest expense, net	(6,698)	(26)	(1,760)	—	(8,484)
Equity in earnings of subsidiaries	8,489	—	—	(8,489)	—
Other income, net	607	114	212	—	933
Income (loss) before income taxes	1,658	6,696	1,173	(8,489)	1,038
Income tax (benefit)	(1,717)	—	(620)	—	(2,337)
Net income	$3,375	$6,696	$1,793	$(8,489)	$3,375

	Three Months Ended June 30, 2007
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$74,241	$158,652	58,026	$(45,786)	$245,133
Cost of goods sold	56,884	149,572	56,009	(45,786)	216,679
Gross profit	17,357	9,080	2,017	—	28,454
Operating expenses	11,403	2,956	(136)	—	14,223
Income from operations	5,954	6,124	2,153	—	14,231
Other income (expense):
Interest expense, net	(10,208)	(35)	(1,029)	—	(11,272)
Equity in earnings of subsidiaries	7,527	—	—	(7,527)	—
Other income, net	2,683	119	420	—	3,222
Income before income taxes	5,956	6,208	1,544	(7,527)	6,181
Income tax provision	1,063	—	225	—	1,288
Net income	$4,893	$6,208	$1,319	$(7,527)	$4,893

	Six Months Ended June 30, 2008
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$100,623	$339,110	$80,350	$(36,954)	$483,129
Cost of goods sold	79,118	333,206	74,140	(36,954)	449,510
Gross profit	21,505	5,904	6,210	—	33,619
Operating expenses	19,999	6,002	414	—	26,415
Income (loss) from operations	1,506	(98)	5,796	—	7,204
Other income (expense):
Interest expense, net	(20,696)	(50)	(3,452)	—	(24,198)
Equity in earnings of subsidiaries	2,145	—	—	(2,145)	—
Other income (expense), net	(339)	210	8	—	(121)
Income (loss) before income taxes	(17,384)	62	2,352	(2,145)	(17,115)
Income tax provision (benefit)	(9,018)	—	269	—	(8,749)
Net income (loss)	$(8,366)	$62	$2,083	$(2,145)	$(8,366)

	Six Months Ended June 30, 2007
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$175,709	$374,502	$155,431	$(135,079)	$570,563
Cost of goods sold	162,891	345,545	144,636	(135,079)	517,993
Gross profit	12,818	28,957	10,795	—	52,570
Operating expenses	23,017	5,874	383	—	29,274
Income (loss) from operations	(10,199)	23,083	10,412	—	23,296
Other income (expense):
Interest expense, net	(21,066)	(70)	(2,155)	—	(23,291)
Equity in earnings of subsidiaries	29,350	—	—	(29,350)	—
Other income (expense), net	3,197	234	(135)	—	3,296
Income (loss) before income taxes	1,282	23,247	8,122	(29,350)	3,301
Income tax provision (benefit)	(1,727)	—	2,019	—	292
Net income (loss)	$3,009	$23,247	$6,103	$(29,350)	$3,009

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2008
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(8,366)	$62	$2,083	$(2,145)	$(8,366)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	3,833	13,336	3,204	—	20,373
Amortization – deferred financing costs	602	2	12	—	616
Amortization – other intangible assets	353	2,442	—	—	2,795
Loss on disposal of assets	16	17	29	—	62
Deferred income taxes	(11,045)	—	815	—	(10,230)
Equity in earnings of subsidiaries and affiliates	(2,145)	—	—	2,145	—
Non-cash stock-based compensation	1,710	—	—	—	1,710
Change in other operating items	(28,512)	(5,315)	(5,546)	—	(39,373)
Net cash provided by (used in) operating activities	(43,554)	10,544	597	—	(32,413)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(7,798)	(11,663)	(391)	—	(19,852)
Other	(5,826)	184	—	—	(5,642)
Net cash used in investing activities	(13,624)	(11,479)	(391)	—	(25,494)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments on long-term and revolving debt	—	—	—	—	—
Other	199	—	—	—	199
Net cash provided by financing activities	199	—	—	—	199

Increase (decrease) in cash and cash equivalents	(56,979)	(935)	206	—	(57,708)
Cash and cash equivalents, beginning of year	85,940	(2,474)	7,469	—	90,935
Cash and cash equivalents, end of year	$28,961	$(3,409)	$7,675	$—	$33,227

	Six Months Ended June 30, 2007
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,009	$23,247	$6,103	$(29,350)	$3,009
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	2,858	14,304	15,748	—	32,910
Amortization – deferred financing costs	605	—	12	—	617
Amortization – other intangible assets	395	2,442	—	—	2,837
Loss on disposal of assets	2	5	22	—	29
Deferred income taxes	(2,198)	—	2,402	—	204
Equity in earnings of subsidiaries and affiliates	(29,350)	—	—	29,350	—
Non-cash stock-based compensation	1,280	—	—	—	1,280
Change in other operating items	35,816	(31,886)	(29,761)	—	(25,831)
Net cash provided by (used in) operating activities	12,417	8,112	(5,474)	—	15,055

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(6,991)	(8,218)	(710)	—	(15,919)
Other	(250)	220	—	—	(30)
Net cash used in investing activities	(7,241)	(7,998)	(710)	—	(15,949)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments on long-term and revolving debt	(60,000)	—	—	—	(60,000)
Other	3,412	—	—	—	3,412
Net cash used in financing activities	(56,588)	—	—	—	(56,588)

Increase (decrease) in cash and cash equivalents	(51,412)	114	(6,184)	—	(57,482)
Cash and cash equivalents, beginning of year	84,855	(4,502)	29,851	—	110,204
Cash and cash equivalents, end of year	$33,443	$(4,388)	$23,667	$—	$52,722

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The accompanying unaudited condensed interim consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and such principles are applied on a basis consistent with the information reflected in our Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC.  In the opinion of management, the interim financial information includes all adjustments and accruals, consisting only of normal recurring adjustments, which are necessary for a fair presentation of results for the respective interim periods.  The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2008 or any interim period.  Except for the historical information contained herein, this quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties.  Our actual results may differ materially from those indicated by such forward-looking statements.

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

We believe that the commercial vehicle market continued at a relatively slow pace during the first six months of 2008.  We experienced reduced demand from the commercial vehicle industry in the first three months of 2008 compared to the first three months of 2007.  Net sales for the three months ended June 30, 2008, were $244.9 million compared to net sales of $245.1 million for the three months ended June 30, 2007.  We anticipate that net sales for the second half of 2008 will be above the second half of 2007 as we approach 2009, which is predicted by industry analysts to be a stronger year for production in the North American commercial vehicle industry.  Our challenge is to meet the varying levels of production while improving our internal productivity and mitigating the margin pressure from rising material costs.

Under SFAS No. 142, we are required to assess goodwill and any indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred.  The analysis of potential impairment of goodwill requires a two step approach.  The first step is the estimation of fair value of each operating segment.  If step one indicates that impairment potentially exists, the second step is performed to measure the amount of impairment, if any.  Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value.

During the last two weeks of the quarter ended June 30, 2008, we experienced a significant decline in our stock price resulting from overall economic and industry conditions.  We determined that this is an indicator of impairment and an impairment analysis is required under SFAS No. 142.   We have performed a preliminary step one analysis, the results of which are inconclusive as to whether we have an impairment of one or more of our reporting units.  Therefore, we are in process of assessing the fair value of each of our seven reporting units.  In the event that the fair value of one or some of our reporting units is less than its carrying amount, we will perform a step two calculation to determine the amount of impairment, which will be recorded in the quarter ending September 30, 2008.  Such a charge is non-cash and would not affect our liquidity, tangible equity or debt covenant ratios.

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

During the fourth quarter of 2006, we resolved a commercial dispute with Ford Motor Company.  As a result of the resolution, we recognized $10.4 million of revenue in 2006, $8.0 million in the three months ended March 31, 2007, $2.0 million in the three months ended June 30, 2007 and an additional $0.6 million in the remainder of 2007.  In addition, cash flow increased by $10.0 million in 2006 and $11.0 million in the three months ended June 30, 2007.  Ford re-sourced its Accuride business to another supplier during 2007.  In 2007, sales to Ford represented less than 5% of consolidated revenues.

Results of Operations

Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007

The following table sets forth certain income statement information of Accuride for the three months ended June 30, 2008 and June 30, 2007:

(In thousands except per share data)	Fiscal 2008		Fiscal 2007

Net sales:
Wheels	$105,154	43.0%	$113,357	46.2%
Components	127,359	52.0%	120,666	49.2%
Other	12,406	5.0%	11,110	4.6%
Total net sales	244,919	100.0%	245,133	100.0%
Gross profit:
Wheels	17,072	16.2%	23,523	20.8%
Components	2,873	2.3%	3,397	2.8%
Other	3,378	27.2%	2,541	22.9%
Corporate	(1,973)	—%	(1,007)	—%
Total gross profit	21,350	8.7%	28,454	11.6%
Operating expenses	12,761	5.2%	14,223	5.8%
Income from operations	8,589	3.5%	14,231	5.8%
Interest expense, net	(8,484)	(3.5)%	(11,272)	(4.6)%
Other income	933	0.4%	3,222	1.3%
Income tax provision (benefit)	(2,337)	(1.0)%	1,288	0.5%
Net income	$3,375	1.4%	$4,893	2.0%

Net sales - Consolidated net sales for the three months ended June 30, 2008, were $244.9 million compared to net sales of $245.1 million for the three months ended June 30, 2007.  Sales decreased in the Wheels segment by 7.2% due to lower sales demand from the U.S. Trailer industry and $2.0 million of revenue recognized in the prior period resulting from a commercial dispute with a customer.  Sales increased in the Components segment by 5.5% mainly due to increased pricing to offset increased material costs.

Gross profit - Consolidated gross profit decreased $7.1 million to $21.4 million for the three months ended June 30, 2008, from $28.5 million for the three months ended June 30, 2007.  In the Wheels segment during the three months ended June 30, 2007, we recorded a curtailment gain of $1.1 million related to a reduction in the labor force and $2.0 million of revenue resulting from a commercial dispute with a customer.  The Components segment gross profit percentage declined from 2.8% to 2.3% due to recognizing $1.2 million (0.9% of Sales) of severance-related charges in the current period.

Operating expenses - Operating expenses decreased $1.4 million to $12.8 million for the three months ended June 30, 2008 from $14.2 million for the three months ended June 30, 2007.  This was primarily due to reductions in payroll-related expenses.

Interest expense, net - Net interest expense decreased $2.8 million to $8.5 million for the three months ended June 30, 2008 from $11.3 million for the three months ended June 30, 2007.  The decrease is primarily attributable to $3.4 million of non-cash unrealized gains from the mark to market of our interest rate swap agreements in the current period compared to $0.1 million of unrealized losses in the prior year’s results.

Income tax provision (benefit) – The income tax benefit recorded in the current period of $2.3 million was due to a favorable settlement of an IRS audit and a favorable change in our valuation allowance related to net operating losses in various tax jurisdictions.

Net income (loss) - We had net income of $3.4 million for the three months ended June 30, 2008 compared to net income of $4.9 million for the three months ended June 30, 2007.  The reduction was primarily a result of the lower gross profit partially offset by lower interest expense and the income tax benefit recorded in the current period.

Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007

The following table sets forth certain income statement information of Accuride for the six months ended June 30, 2008 and June 30, 2007:

(In thousands except per share data)	Fiscal 2008		Fiscal 2007

Net sales:
Wheels	$209,164	43.3%	$272,686	47.8%
Components	248,118	51.3%	273,415	47.9%
Other	25,847	5.4%	24,462	4.3%
Total net sales	483,129	100.0%	570,563	100.0%
Gross profit:
Wheels	37,243	17.8%	36,320	13.3%
Components	(7,942)	(3.2)%	12,720	4.7%
Other	7,188	27.8%	5,471	22.4%
Corporate	(2,870)	—%	(1,941)	—%
Total gross profit	33,619	7.0%	52,570	9.2%
Operating expenses	26,415	5.5%	29,274	5.1%
Income from operations	7,204	1.5%	23,296	4.1%
Interest expense, net	(24,198)	(5.0)%	(23,291)	(4.1)%
Other income (loss), net	(121)	(0.0)%	3,296	0.6%
Income tax provision (benefit)	(8,749)	(1.8)%	292	0.1%
Net income (loss)	$(8,366)	(1.7)%	$3,009	0.5%

Net sales.  Net sales for the six months ended June 30, 2008 were $483.1 million, which was a decrease of 15.3% compared to net sales of $570.6 million for the six months ended June 30, 2007.  The decrease in net sales was realized at both of the larger segments and was primarily a result of the reduced demand in 2008 combined with $10.0 million of revenue recognized during 2007 resulting from a resolution of a commercial dispute with a customer in our Wheels segment.

Gross profit.  Gross profit decreased $19.0 million to $33.6 million for the six months ended June 30, 2008 from $52.6 million for the six months ended June 30, 2007, primarily due to the $87.5 million reduction in sales.

During the first six months of 2007, our Wheels segment recognized $17.5 million of severance and other benefit charges related to a reduction in its work force in Canada and $11.1 million of additional depreciation expense as a result of a reduction in the useful lives of certain assets partially offset by $10.0 million of revenue mentioned above.

The gross profit for the Components segment decreased $20.6 million due to reduced sales volume, recognizing $7.7 million of one-time charges related to a labor interruption at our Rockford, Illinois facility and $1.8 million of severance-related charges.

Operating expenses.  Operating expenses decreased $2.9 million to $26.4 million for the six months ended June 30, 2008 from $29.3 million for the six months ended June 30, 2007.  This was primarily due to decreased payroll-related expenses.

Interest expense, net.  Net interest expense increased $0.9 million to $24.2 million for the six months ended June 30, 2008 from $23.3 million for the six months ended June 30, 2007. The increase is attributable to having a higher net debt position and $1.2 million of unrealized losses from our interest rate swap agreements in the current year compared to $0.8 million of unrealized gains in the prior year’s results.

Net income (loss).  We had a net loss of $8.4 million for the six months ended June 30, 2008 compared to net income of $3.0 million for the six months ended June 30, 2007. This was primarily a result of the lower gross profit due to the reduction in sales demand and the $7.7 million of one-time pre-tax charges related to a labor interruption at our Rockford, Illinois facility.

Changes in Financial Condition

At June 30, 2008, we had total assets of $1,092.6 million, as compared to $1,113.6 million at December 31, 2007. The $21.0 million, or 1.9%, decrease in total assets during the six months ended June 30, 2008 primarily resulted from the reduction of cash of $57.7 million partially offset by an increase in working capital. We define working capital as current assets (excluding cash) less current liabilities.

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

The following table summarizes the major components of our working capital as of the periods listed below:

	June 30,	December 31,
	2008	2007
Accounts receivable	$113,845	$87,195
Inventories and supplies	119,292	113,110
Deferred income taxes (current)	19,423	19,422
Other current assets	8,578	2,703
Accounts payable	(77,092)	(80,070)
Accrued payroll and compensation	(24,717)	(30,456)
Accrued interest payable	(10,625)	(11,105)
Other current liabilities	(32,994)	(28,323)
Working Capital	$115,710	$72,476

Significant changes in working capital from December 31, 2007 included:

•	an increase in net customer receivables of $26.7 million due to the comparative increase in revenue in the months leading up to the respective period-end dates;
•	an increase in inventories and supplies of $6.2 million due to the draw-down of inventories at year-end and pre-buy of raw materials in March 2008 due to escalating prices;
•

an increase of other current assets of $5.9 million due to the $4.1 million income tax receivable at June 30, 2008, which did not exist at December 31, 2007 and other prepaid insurance expenses that are paid annually in the second quarter;

•	a reduction of accrued payroll and compensation of $5.7 million due to annual incentive payments which are paid annually in the first quarter; and
•

An increase in other current liabilities of $4.7 million due primarily to a $1.6 million increase in the mark to market valuation of our interest rate swap agreements and $2.7 million increase of other liabilities.

Capital Resources and Liquidity

Our primary sources of liquidity during the six months ended June 30, 2008, were cash reserves. We believe that cash from operations, existing cash reserves, and availability under our Revolver will provide adequate funds for our working capital needs, planned capital expenditures and debt service obligations for the next 12 months and the foreseeable future. Our ability to fund working capital needs, planned capital expenditures, scheduled debt payments, and to comply with all of the financial covenants under our credit agreement, depends on our future operating performance and cash flow, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

Operating Activities

Net cash used by operating activities during the first six months of 2008 amounted to $32.4 million compared to cash of $15.1 million provided for the comparable period in 2007. As expected, the primary difference was the increase in working capital requirements due to the increase in production in the current period compared to the reduced levels of production experienced during the comparable period in 2007.

Investing Activities

Net cash used in investing activities totaled $25.5 million for the six months ended June 30, 2008, compared to a use of $15.9 million for the six months ended June 30, 2007. Our most significant cash outlays for investing activities are the purchases of property, plant and equipment. Our capital expenditures in 2007 were $36.5 million. Capital expenditures for 2008 are expected to be approximately $35 million, which we expect to fund through our cash from operations or existing cash reserves. Included in the 2008 use of investing cash was an investment in marketable securities of $5.0 million.

Financing Activities

Net cash provided by financing activities totaled $0.2 million for the six months ended June 30, 2008, compared to $56.6 million of net cash used for the comparable period in 2007 due to payments made in 2007 to reduce our senior debt.

Bank Borrowing.  In connection with the TTI merger, we entered into a Fourth Amended and Restated Credit Agreement consisting of (1) a term credit facility (the Term B Loan Facility) in an aggregate principal amount of $550.0 million that will mature on January 31, 2012 and (2) a revolving credit facility (the “Revolver”) in an aggregate principal amount of $125.0 million (comprised of a $95.0 million U.S. revolving credit facility and the continuation of a $30.0 million Canadian revolving credit facility) that will terminate on January 31, 2010. As of June 30, 2008, $294.6 million was outstanding under the Term B Loan Facility and the Revolver was undrawn. The Term B Loan Facility requires quarterly amortization payments of $1.4 million that commenced on March 31, 2005, with the balance paid on the maturity date for the Term B Loan Facility. As of June 30, 2008, the regularly scheduled payments due through December 31, 2011 were prepaid without penalty. The interest rates per annum applicable to loans under our senior credit facilities are, at the option of the Company or Accuride Canada Inc., as applicable, a base rate or Eurodollar rate plus, in each case, an applicable margin which is subject to adjustment based on our leverage ratio. The base rate is a fluctuating interest rate equal to the highest of (a) the base rate reported by Citibank, N.A. (or, with respect to the Canadian revolving credit facility, the reference rate of interest established or quoted by Citibank Canada for determining interest rates on U.S. dollar denominated commercial loans made by Citibank Canada in Canada), (b) a reserve adjusted three-week moving average of offering rates for three-month certificates of deposit plus one-half of one percent (0.5%) and (c) the federal funds effective rate plus one-half of one percent (0.5%). The obligations under our senior credit facilities are guaranteed by all of our domestic subsidiaries. The loans under the senior credit facilities are secured by, among other things, a lien on substantially all of our U.S. properties and assets and of our domestic subsidiaries and a pledge of 65% of the stock of our foreign subsidiaries. The loans under the Canadian revolving facility are also secured by substantially all of the properties and assets of Accuride Canada Inc.

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

On November 28, 2007, we entered into an amendment to the Fourth Amended and Restated Credit Agreement. The amendment increased pricing and modified certain financial covenants through 2008, including changes to the leverage, interest coverage and fixed charge coverage ratios. As of June 30, 2008, we were in compliance with our financial covenants and ratios.

Senior Subordinated Notes.  In connection with the TTI merger, we issued $275.0 million aggregate principal amount of 8 1/2% senior subordinated notes due 2015 in a private placement transaction. Interest on the senior subordinated notes is payable on February 1 and August 1 of each year, beginning on August 1, 2005. The notes mature on February 1, 2015, and may be redeemed, at our option, in whole or in part, at any time on or before February 1, 2010 at a price equal to 100% of the principal amount, plus an applicable make-whole premium, and accrued and unpaid interest and special interest if any, to the date of redemption, and on or after February 1, 2010, at certain specified redemption prices. The senior subordinated notes are general unsecured obligations (1) subordinated in right of payment to all of our and the guarantors’ existing and future senior indebtedness, including any borrowings under our senior credit facilities; (2) equal in right of payment with any of our and the guarantors’ existing and future senior subordinated indebtedness; (3) senior in right of payment to all of our and the guarantors’ existing and future subordinated indebtedness and (4) structurally subordinated to all obligations of our subsidiaries that do not guarantee the outstanding notes. On June 15, 2005, we completed an exchange offer of these senior subordinated notes for substantially identical notes registered under the Securities Act of 1933, as amended. As of June 30, 2008, those Notes remain outstanding.

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

SFAS No. 162 — In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We are currently evaluating the impact of SFAS No. 162 on our consolidated financial statements.

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

Foreign Currency Risk - Certain forecasted transactions, assets, and liabilities are exposed to foreign currency risk. We monitor our foreign currency exposures to maximize the overall effectiveness of our foreign currency derivatives. The principal currency of exposure is the Canadian dollar. Foreign exchange forward contracts and option contracts are used to offset the impact of the variability in exchange rates on our operations, cash flows, assets and liabilities. At June 30, 2008, we had no open foreign exchange forward contracts.

Raw Material/Commodity Price Risk - We rely upon the supply of certain raw materials and commodities in our production processes and have entered into long-term supply contracts for our steel and aluminum requirements. The exposures associated with these commitments are primarily managed through the terms of the sales, supply, and procurement contracts. From time to time, we use commodity price swaps and futures contracts to manage the variability in certain commodity prices. At June 30, 2008, we had no open material commodity price swaps and futures contracts.

Interest Rate Risk - We use long-term debt as a primary source of capital in our business. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for our long-term fixed-rate debt and other types of long-term debt at June 30, 2008:

(Dollars in thousands)	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
Long-term Debt:
Fixed	—	—	—	—	—	$275,000	$275,000	$200,750
Average Rate	—	—	—	—	—	8.50%	8.50%
Variable	—	—	—	—	$294,625	$3,100	$297,725	$284,467
Average Rate	—	—	—	—	6.03%	1.86%	5.99%

We have used interest rate swaps to alter interest rate exposure between fixed and variable rates on a portion of our long-term debt. As of June 30, 2008, we had one interest rate swap agreement outstanding, which was established in December 2007 and the terms with the counterparty are to exchange, at specified intervals, the difference between 3.81% from March 2008 through March 2010, and the variable rate interest amounts calculated by reference to the notional principal amount. The notional principal amounts under the terms are $200 million from March 2008 through March 2009, $150 million from March 2009 through September 2009 and $125 million from September 2009 through March 2010.

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

Item 4. Submission of Matters to a Vote of Security Holders

The results of the Company’s annual meeting of shareholders, held on May 16, 2008, were reported in a Form 8-K, filed with the Securities and Exchange Commission on May 20, 2008.

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

Commercial Lease Agreement, effective as of January 1, 2008 between Accuride Erie, L.P. and Sarum Management, Inc. for property in Cuyahoga Falls, Ohio. Previously filed as an exhibit to the Form 8-K filed on May 20, 2008 and is incorporated by reference herein.

10.2	—

Third Addendum to Lease Agreement with Option to Purchase, dated June 12, 2008, by and among Accuride Corporation and Viking Properties, LLC and Logan Indiana Properties, LLC. Previously filed as an exhibit to the Form 8-K filed on June 16, 2008 and is incorporated by reference herein.

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

ACCURIDE CORPORATION

/s/ JOHN R. MURPHY	Dated:	August 7, 2008
John R. Murphy
President and Chief Executive Officer
(Principal Executive Officer)

/s/ DAVID K. ARMSTRONG	Dated:	August 7, 2008
David K. Armstrong
Senior Vice President / Chief Financial Officer
(Principal Financial and Accounting Officer)