Form 10-Q
period 2008-09-30
ACCURIDE CORP
filed 2008-11-10
CIK 817979

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008.

OR

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to .

Commission file number 001-32483

ACCURIDE CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	61-1109077
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

7140 Office Circle, Evansville, IN	47715
(Address of Principal Executive Offices)	(Zip Code)

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

As of November 6, 2008, 35,725,570 shares of Accuride Corporation common stock, par value $.01 per share, were outstanding.

ACCURIDE CORPORATION

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ACCURIDE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
(In thousands, except for per share data)	2008	2007

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$32,405	$90,935
Customer receivables, net of allowance for doubtful accounts of $1,751 and $1,461 in 2008 and 2007, respectively	113,495	81,719
Other receivables	7,087	5,476
Inventories, net	86,580	92,570
Supplies, net	20,480	20,540
Deferred income taxes	19,168	19,422
Income tax receivable	3,344	—
Prepaid expenses and other current assets	3,375	2,703
Total current assets	285,934	313,365
PROPERTY, PLANT AND EQUIPMENT, net	267,004	279,240
OTHER ASSETS:
Goodwill	185,723	378,804
Other intangible assets, net	106,158	128,870
Investment in affiliates	120	1,090
Deferred financing costs, net of accumulated amortization of $4,630 and $3,705 in 2008 and 2007, respectively	5,869	6,794
Marketable securities	5,000	—
Other	10,620	5,471
TOTAL	$866,428	$1,113,634
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$84,771	$80,070
Accrued payroll and compensation	25,895	30,456
Accrued interest payable	4,612	11,105
Accrued and other liabilities	31,964	28,323
Total current liabilities	147,242	149,954
LONG-TERM DEBT	572,725	572,725
DEFERRED INCOME TAXES	1,793	34,644
NON-CURRENT INCOME TAXES PAYABLE	9,935	9,915
OTHER POSTRETIREMENT BENEFIT PLAN LIABILITY	58,513	58,519
PENSION BENEFIT PLAN LIABILITY	6,933	10,939
OTHER LIABILITIES	2,729	3,138
COMMITMENTS AND CONTINGENCIES (Note 6)	—	—
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 5,000 shares authorized and unissued	—	—
Common Stock, $0.01 par value; 100,000 shares authorized, 36,186 and 36,066 shares issued, and 35,482 and 35,362 shares outstanding in 2008 and 2007, respectively	355	354
Additional paid-in-capital	263,910	262,645
Treasury stock – 76 shares at cost in 2008 and 2007	(751)	(751)
Accumulated other comprehensive loss	(8,068)	(9,105)
Retained earnings (deficit)	(188,888)	20,657
Total stockholders’ equity	66,558	273,800
TOTAL	$866,428	$1,113,634

See notes to unaudited condensed consolidated financial statements.

ACCURIDE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands except per share data)	2008	2007	2008	2007

NET SALES	$239,487	$220,580	$722,616	$791,143
COST OF GOODS SOLD	227,599	207,289	677,109	725,282
GROSS PROFIT	11,888	13,291	45,507	65,861
OPERATING EXPENSES:
Selling, general and administrative	14,807	13,690	41,222	42,964
Impairment of goodwill and other intangibles	212,220	—	212,220	—
INCOME (LOSS) FROM OPERATIONS	(215,139)	(399)	(207,935)	22,897
OTHER INCOME (EXPENSE):
Interest income	304	399	1,029	1,336
Interest expense	(11,930)	(12,014)	(36,853)	(36,242)
Other income (loss), net	(456)	2,524	(577)	5,820
LOSS BEFORE INCOME TAXES	(227,221)	(9,490)	(244,336)	(6,189)
INCOME TAX BENEFIT	(26,042)	(8,270)	(34,791)	(7,978)
NET INCOME (LOSS)	$(201,179)	$(1,220)	$(209,545)	$1,789
Weighted average common shares outstanding—basic	35,498	35,324	35,447	35,115
Basic income (loss) per share	$(5.67)	$(0.03)	$(5.91)	$0.05
Weighted average common shares outstanding—diluted	35,498	35,324	35,447	35,209
Diluted income (loss) per share	$(5.67)	$(0.03)	$(5.91)	$0.05

See notes to unaudited condensed consolidated financial statements.

ACCURIDE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(In thousands)	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(209,545)	$1,789
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and impairment of property, plant and equipment	30,412	44,228
Amortization – deferred financing costs	925	925
Amortization – other intangible assets	4,133	4,256
Loss on disposal of assets	429	125
Provision for deferred income taxes	(34,927)	(13,874)
Non-cash stock-based compensation	2,185	1,900
Impairments of investments	2,896	—
Impairments of goodwill and other intangibles	212,220	—
Changes in certain assets and liabilities:
Receivables	(34,218)	30,153
Inventories and supplies	6,052	(5,729)
Prepaid expenses and other assets	(8,956)	(3,411)
Accounts payable	10,958	(25,818)
Accrued and other liabilities	(9,471)	(7,633)
Net cash provided by (used in) operating activities	(26,907)	26,911
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(24,862)	(25,162)
Purchase of marketable securities	(5,000)	—
Other	(827)	(270)
Net cash used in investing activities	(30,689)	(24,892)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	—	(70,000)
Increase in revolving credit advance	—	5,000
Decrease in revolving credit advance	—	(5,000)
Other	(934)	4,129
Net cash used in financing activities	(934)	(65,871)
DECREASE IN CASH AND CASH EQUIVALENTS	(58,530)	(63,852)
CASH AND CASH EQUIVALENTS—Beginning of period	90,935	110,204
CASH AND CASH EQUIVALENTS—End of period	$32,405	$46,352

Supplemental cash flow information:
Cash paid for interest	$39,205	$39,129
Cash paid for income taxes	$2,298	$3,419
Purchases of property, plant, and equipment in accounts payable	$1,964	$1,760

See notes to unaudited condensed consolidated financial statements.

ACCURIDE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AS OF SEPTEMBER 30, 2008 AND DECEMBER 31, 2007 AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

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

The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008.  The unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited condensed consolidated financial statements and notes thereto disclosed in Accuride’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Derivative Financial Instruments – We use derivative financial instruments as part of our overall risk management strategy as further described under Item 7A of our 2007 Annual Report on Form 10-K.  The derivative instruments used from time to time include interest rate, foreign exchange, and commodity price instruments.  All derivative instruments are recognized on the balance sheet at their estimated fair values. As of September 30, 2008, there were no derivatives that were designated as hedges for financial reporting purposes.

Interest Rate Instruments – We use interest rate swap agreements as a means of fixing the interest rate on portions of our floating-rate debt.  As of September 30, 2008, we had one interest rate swap agreement outstanding, which was established in December 2007.  Pursuant to the terms of the interest rate swap agreement, we exchange with the counterparty, at specified intervals, the difference between 3.81% from March 2008 through March 2010, and the variable rate interest amounts calculated by reference to the notional principal amount. The notional principal amounts under the terms are $200 million from March 2008 through March 2009, $150 million from March 2009 through September 2009 and $125 million from September 2009 through March 2010.

Gains and losses included as a component of interest expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Realized Gain (Loss)	$(555)	$646	$(754)	$1,896
Unrealized Loss	$(435)	$(563)	$(1,617)	$(1,357)

Foreign Exchange Instruments – We use foreign currency forward contracts and option contracts to limit foreign exchange risk on anticipated but not yet committed transactions expected to be denominated in Canadian dollars. At September 30, 2008, the notional amount of open foreign exchange forward contracts was $9.2 million.

Gains and losses included as a component of other income (expense) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Realized Gain (Loss)	$(61)	$995	$175	$1,914
Unrealized Gain (Loss)	$(164)	$(310)	$(178)	$1,664

Commodity Price Instruments— We use commodity price swap contracts to limit exposure to changes in certain raw material prices. Commodity price instruments, which do not meet the normal purchase exception, are not designated as hedges for financial reporting purposes and, accordingly, are carried in the financial statements at fair value, with realized and unrealized gains and losses reflected in current period earnings as a component of “Cost of goods sold.” The notional amount of commodity price instruments at September 30, 2008 was $6.5 million.

Gains and losses included as a component of cost of goods sold are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Realized Loss	$(562)	$(12)	$(152)	$(12)
Unrealized Gain (Loss)	$(1,156)	$(224)	$433	$(224)

Marketable Securities - We have certain investments in bonds, which are categorized as marketable securities. We believe that these investments have a low risk for significant loss of principal. We regularly assess our marketable security investments for impairments and adjust our investment strategy, as we deem appropriate. We classify these securities as available for sale and as non-current in the accompanying condensed consolidated balance sheets based on original maturity dates of greater than one year.  Any unrealized gains or losses would be recorded as a component of other comprehensive income.

Earnings Per Common Share – Basic and diluted earnings per common share were computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands except per share data)	2008	2007	2008	2007
Numerator:
Net income (loss)	$(201,179)	$(1,220)	$(209,545)	$1,789
Denominator:
Weighted average shares outstanding – Basic	35,498	35,324	35,447	35,115
Effect of dilutive stock options	—	—	—	94
Weighted average shares outstanding – Diluted	35,498	35,324	35,447	35,209
Basic earnings (loss) per common share	$(5.67)	$(0.03)	$(5.91)	$0.05
Diluted earnings (loss) per common share	$(5.67)	$(0.03)	$(5.91)	$0.05

As of September 30, 2008, there were 439,937 stock options and 953,360 stock appreciation rights that were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.

Stock-Based Compensation— We account for share-based compensation programs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment.  As of September 30, 2008, there was approximately $4.5 million of unrecognized pre-tax compensation expense related to share-based awards not yet vested that will be recognized over a weighted-average period of 1.2 years.

Expense was recognized for share-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Share-based compensation expense recognized	$475	$620	$2,185	$1,900

Recent Accounting Adoptions

SFAS No. 157— In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements, to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions in GAAP that are dispersed among the many accounting pronouncements that require fair value measurements.  However, on February 12, 2008, the FASB issued Staff Position 157-2 which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. For items within its scope, this Staff Position defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008.  The adoption of SFAS No. 157 on January 1, 2008 for financial assets and liabilities had no material impact on our consolidated financial statements.  We are currently assessing the impact of SFAS No. 157 for nonfinancial assets and liabilities on our consolidated financial position and results of operations.

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

FSP No. 142-3 — In April 2008, the FASB issued FASB Staff Position (FSP) No. FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP No. 142-3 was issued with the intent to improve the consistency between the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets, and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), Business Combinations. The FSP amends factors an entity should consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. FSP No. 142-3 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We are currently evaluating the impact of FSP No. 142-3 on our consolidated financial statements.

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

Note 2 - Inventories

Inventories are stated at the lower of cost or market.  We review inventory on hand and write down excess and obsolete inventory based on our assessment of future demand and historical experience.  The components of inventory on a FIFO basis, except at our subsidiary in Mexico, which values inventories using an average cost basis, are as follows:

	September 30, 2008	December 31, 2007
Raw materials	$34,588	$30,267
Work in process	22,804	28,193
Finished manufactured goods	29,188	34,110
Total inventories, net	$86,580	$92,570

Note 3 - Goodwill and Other Intangible Assets

SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, have been applied to the acquisition of Transportation Technologies Industries, Inc. (“TTI”), which occurred on January 31, 2005.  Accordingly, the tangible and identifiable intangible assets and liabilities were adjusted to fair values with the remainder of the purchase price recorded as goodwill.  Additionally, goodwill and indefinite-lived intangibles assets (trade names) are not amortized but are reviewed for impairment at least annually or more frequently if impairment indicators arise.

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

Due to the significant decline in our stock price resulting from overall economic and industry conditions, we determined that an indicator of impairment existed as of June 30, 2008, and performed a step one analysis.  The results indicate that impairments do exist in our Components and Other reporting segments.  Due to the complexity of estimating the fair value of tangible property and amortizing intangible assets, we were not able to complete the step two analysis.  We estimated the fair value of the affected reporting units using a combination of market and income approaches, involving use of quoted market prices, market multiples, and discounted cash flow projections.  We estimated the fair value of the affected trade names using a relief from royalty method.  We recorded the estimated goodwill and other intangible asset impairment charges of $193.1 million and $19.1 million, respectively, in the three months ended September 30, 2008.  We will conclude the step two analysis during the three months ended December 31, 2008, and will make any adjustments to the impairment charges, if necessary.  Such charges are non-cash and do not affect our liquidity, tangible equity or debt covenant ratios.

The changes in the carrying amount of goodwill for the period ended September 30, 2008 by reportable segment, are as follows:

(in thousands)	Wheels	Components	Other	Corporate	Total

Balance as of December 31, 2007	$123,199	$243,915	$11,690	$—	378,804
Impairment losses	—	(186,468)	(6,613)	—	(193,081)
Balance as of September 30, 2008	$123,199	$57,447	$5,077	$—	$185,723

The changes in the carrying amount of other intangibles for the period ended September 30, 2008 by reportable segment, are as follows:

(in thousands)	Wheels	Components	Other	Corporate	Total

Balance as of December 31, 2007	$—	$118,423	$9,860	$587	128,870
Additions	—	—	—	560	560
Amortization	—	(3,338)	(288)	(507)	(4,133)
Impairment losses	—	(17,363)	(1,776)	—	(19,139)
Balance as of September 30, 2008	$—	$97,722	$7,796	$640	$106,158

The summary of goodwill and other intangible assets is as follows:

	Weighted	As of September 30, 2008			As of December 31, 2007
	Average Useful Lives	Gross Amount	Accumulated Amortization & Impairment	Carrying Amount	Gross Amount	Accumulated Amortization & Impairment	Carrying Amount
Goodwill	—	$378,804	193,081	$185,723	$378,804	—	$378,804
Other intangible assets:
Non-compete agreements	3.0	$3,160	$2,519	$641	$2,600	$1,938	$662
Trade names	—	38,080	20,239	17,841	38,080	1,100	36,980
Technology	14.7	33,540	8,416	25,124	33,540	6,690	26,850
Customer relationships	29.6	71,500	8,948	62,552	71,500	7,122	64,378
		$146,280	$40,122	$106,158	$145,720	$16,850	$128,870

We estimate that aggregate amortization expense by year as follows:

2008	$5,397
2009	$4,923
2010	$4,923
2011	$4,922
2012	$4,736

Note 4 - Comprehensive income (loss)

Comprehensive income (loss) for the three and nine months ended September 30 is summarized as follows:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2008	2007	2008	2007
Net income (loss)	$(201,179)	$(1,220)	$(209,545)	$1,789
Other comprehensive income (loss) (net of tax)
Pension liability adjustment	636	(1,087)	1,037	(2,403)
Total comprehensive loss	$(200,543)	$(2,307)	$(208,508)	$(614)

Included in accumulated other comprehensive income is the impact of pension liability fluctuations in the Canadian dollar to U.S. dollar exchange rate related to our Canadian pension plans.

Note 5 - Pension and Other Postretirement Benefit Plans

Components of Net Periodic Benefit Cost for the three and nine months ended September 30:

	For The Three Months Ended September 30,				For The Nine Months Ended September 30,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	2008	2007	2008	2007	2008	2007	2008	2007
Service cost-benefits earned during the year	$813	$853	$131	$211	$2,527	$2,851	$443	$854
Interest cost on projected benefit obligation	2,882	2,661	911	1,012	8,677	7,667	2,833	3,394
Expected return on plan assets	(3,749)	(3,622)	—	—	(11,262)	(10,343)	—	—
Amortization of net transition (asset)/obligation	4	4	—	—	12	15	—	—
Amortization of prior service cost (benefit)	103	100	(385)	(243)	307	364	(1,055)	(599)
Amortization of (gain)/loss	477	462	(134)	2	1,417	1,371	(401)	134
Net amount charged to income	$530	$458	$523	$982	$1,678	$1,925	$1,820	$3,783
Curtailment charge (gain)	2	—	—	1,228	2	3,187	—	(151)
Contractual termination benefits charge	1,134	—	—	—	1,134	6,347	—	—
Total amount charged to income	$1,666	$458	$523	$2,210	$2,814	$11,459	$1,820	$3,632

For the nine months ended September 30, 2007, we recorded a pre-tax curtailment and other contractual termination benefits of $8.2 million. The contractual benefits charge represents a potential partial pension wind-up, which was determined to be probable for purposes of recognizing one-time benefits in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, and SFAS No. 88, Employers’ Accounting for Settlements and

Curtailments of Defined Benefit Plans and Termination Benefits.  During the three months ended September 30, 2007, we recorded a pre-tax curtailment loss of $1.2 million related to a change in post-retirement benefits at our Erie, Pennsylvania, facility.  During the three months ended September 30, 2008, we recorded a pre-tax curtailment loss of $1.1 million related to a reduction of our workforce in our London, Ontario, facility.

Also during the nine months ended September 30, 2007, we recorded $8.2 million of severance costs related to a reduction-in-force as a component of cost of goods sold.  Cash paid for severance costs in the nine months ended September 30, 2007, totaled $2.4 million.  During the nine months ended September 30, 2008, we recorded $7.4 million of severance costs related to the reduction-in-force.  Cash paid for the 2008 reduction-in-force during the nine months ended September 30, 2008, totaled $1.0 million.

As of September 30, 2008, $12.1 million has been contributed to our sponsored pension plans.  We presently anticipate contributing an additional $1.6 million to fund our pension plans in 2008 for a total of $13.7 million.

Note 6 – Contingencies

We are from time to time involved in various legal proceedings of a character normally incident to our business. We do not believe that the outcome of these proceedings will have a material adverse effect on our consolidated financial condition or results of operations.

As of September 30, 2008, we had an environmental reserve of approximately $2.0 million, related primarily to TTI’s foundry operations. This reserve is based on current cost estimates and does not reduce estimated expenditures to net present value, but does take into account the benefit of a contractual indemnity given to us by a prior owner of our wheel-end subsidiary. The failure for the indemnitor to fulfill its obligations could result in future costs that may be material. Any cash expenditures required by us or our subsidiaries to comply with applicable environmental laws and/or to pay for any remediation efforts will not be reduced or otherwise affected by the existence of the environmental reserve. We currently anticipate spending approximately $0.2 million per year in 2008 through 2011 for monitoring the various environmental sites associated with the environmental reserve, including attorney and consultant costs for strategic planning and negotiations with regulators and other potentially responsible parties, and payment of remedial investigation costs. Based on all of the information presently available to us, we believe that our environmental reserves will be adequate to cover the future costs related to the sites associated with the environmental reserves, and that any additional costs will not have a material adverse effect on our financial condition, results of operations or cash flows. However, the discovery of additional sites, the modification of existing or promulgation of new laws or regulations, more vigorous enforcement by regulators, the imposition of joint and several liability under CERCLA or analogous state laws, or other unanticipated events could also result in such a material adverse effect.

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

As of September 30, 2008, we had approximately 3,380 employees, of which 769 were salaried employees with the remainder paid hourly. Unions represent approximately 1,630 of our employees, or 48% of the total. The collective bargaining agreement for our Fabco facility in California expired on August 31, 2008.  After extending the old agreement to allow the Company and the union additional time to negotiate a new agreement, the union ratified a new collective bargaining agreement on November 7, 2008.

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

The carrying amounts of cash and cash equivalents, trade receivables, and accounts payable approximate fair value because of the relatively short maturity of these instruments.  The carrying amounts and related estimated fair values for our remaining financial instruments as of September 30, 2008 are as follows:

	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total

Assets
Marketable securities	$5,000			$5,000	$5,000

Liabilities
Interest rate swap contracts	$1,587		$1,587		$1,587
Foreign exchange forward contracts	$164		$164		$164
Aluminum forward contracts	$1,591		$1,591		$1,591
Total debt	$572,725		$434,049		$434,049

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

The following table provides a summary of changes in fair value of our Level 3 assets for the three and nine months ended September 30, 2008:

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008

Beginning balance	$5,000	—
Purchase of securities	—	$5,000
Unrealized gain (loss) recognized	—	—
Net settlements	—	—
Ending balance	$5,000	$5,000

Note 8 – Restructuring

During the third quarter, in response to the slow commercial vehicle market and the decline of sales, management undertook a review of current operations that led to a comprehensive restructuring plan. On September 22, 2008, our Board of Directors and management approved a restructuring plan to more appropriately align its workforce in response to the relatively slow commercial vehicle market.  The plan eliminated 392 employees throughout the Company. We recognized restructuring expenses of $11.5 million in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  On a segment basis, the Company recorded total pre-tax restructuring expenses related to employee severance costs of $3.2 million in the Wheels segment, $1.9 million in the Components segment, $0.1 million in the Other segment, and $2.1 million in unallocated Corporate expenses.  The Wheels segment also recognized a pension curtailment of $1.1 million with a cash impact in 2010.  Corporate impaired investments of $2.9 million.  Components segment also recognized other asset disposals of $0.2 million.  Of the $11.5 million restructuring expenses recorded during the period, $6.8 million was recorded in cost of goods sold and the remaining $4.7 million was recorded in selling, general and administrative operating expenses.

A summary of the Company’s restructuring liability, which is included as a component of Accrued payroll and compensation, in regards to employee severance costs is, as follows:

Balance December 31, 2008	$—
Severance-related charges	7,289
Severance-related payments	(888)
Balance September 30, 2008	$6,401

The remaining cash outflows are summarized, as follows:

2008	$2,832
2009	3,453
2010	116
Total	$6,401

Note 9 – Segment Reporting

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net Sales
Wheels	$96,178	$103,732	$305,342	$376,418
Components	131,937	106,747	380,055	380,441
Other	11,372	10,101	37,219	34,284
Consolidated Total	$239,487	$220,580	722,616	$791,143

Operating Income (Loss)
Wheels	$8,234	$11,374	$40,779	$43,031
Components	(206,663)	(6,863)	(218,322)	2,140
Other	(6,346)	2,242	(1,386)	5,636
Corporate	(10,364)	(7,152)	(29,006)	(27,910)
Consolidated Total	$(215,139)	$(399)	$(207,935)	$22,897

	As of
	September 30, 2008	December 31, 2007
Total Assets
Wheels	$186,207	$188,288
Components	392,112	578,158
Other	42,566	45,466
Corporate	245,543	301,722
Consolidated Total	$866,428	$1,113,634

Note 10 – Guarantor and Non-guarantor Financial Statements

Our 8½% Senior Subordinated Notes due 2015 are fully and unconditionally guaranteed, on a joint and several basis, by substantially all of our 100% owned domestic subsidiaries (“Guarantor Subsidiaries”). The non-guarantor subsidiaries are our foreign subsidiaries. The following condensed financial information illustrates the composition of the combined Guarantor Subsidiaries:

CONDENSED CONSOLIDATED BALANCE SHEET

	September 30, 2008
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
ASSETS
Cash and cash equivalents	$25,730	$(170)	$6,845	—	$32,405
Accounts receivable, net	25,297	226,502	8,325	$(146,629)	113,495
Inventories and supplies	8,442	76,703	8,985	(463)	93,667
Other current assets	30,310	11,471	4,586	—	46,367
Total current assets	89,779	314,506	28,741	(147,092)	285,934
Property, plant, and equipment, net	39,307	180,725	46,972	—	267,004
Goodwill	66,973	110,709	8,041	—	185,723
Intangible assets, net	640	105,518	—	—	106,158
Investment in subsidiaries and affiliates	422,233	—	—	(422,113)	120
Deferred tax assets	60,125	14,130	12,502	(86,757)	—
Other non-current assets	10,809	196	10,484	—	21,489
TOTAL	$689,866	$725,784	$106,740	$(655,962)	$866,428
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$15,002	$59,934	9,835	—	$84,771
Accrued payroll and compensation	4,273	13,435	8,187	—	25,895
Accrued interest payable	4,554	10	48	—	4,612
Accrued and other liabilities	6,417	270,336	5,442	$(250,231)	31,964
Total current liabilities	30,246	343,715	23,512	(250,231)	147,242
Long term debt	569,625	3,100	—	—	572,725
Deferred and non-current income taxes	12,852	67,990	17,643	(86,757)	11,728
Other non-current liabilities	10,585	46,247	11,343	—	68,175
Stockholders’ equity	66,558	264,732	54,242	(318,974)	66,558
TOTAL	$689,866	$725,784	$106,740	$(655,962)	$866,428

	December 31, 2007
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
ASSETS
Cash and cash equivalents	$85,940	$(2,474)	$7,469	—	$90,935
Accounts receivable, net	23,485	194,935	8,222	$(139,447)	87,195
Inventories and supplies	23,819	76,865	13,436	(1,010)	113,110
Other current assets	6,952	11,836	3,337	—	22,125
Total current assets	140,196	281,162	32,464	(140,457)	313,365
Property, plant, and equipment, net	42,020	185,948	51,272	—	279,240
Goodwill	66,973	303,790	8,041	—	378,804
Intangible assets, net	587	128,283	—	—	128,870
Investment in subsidiaries and affiliates	613,448	—	—	(612,358)	1,090
Deferred tax assets	26,011	14,134	13,316	(53,461)	—
Other non-current assets	6,862	265	5,138	—	12,265
TOTAL	$896,097	$913,582	$110,231	$(806,276)	$1,113,634
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$8,843	$61,478	$9,749	—	$80,070
Accrued payroll and compensation	7,442	14,227	8,787	—	30,456
Accrued interest payable	11,066	10	29	—	11,105
Accrued and other liabilities	1,367	239,177	11,344	$(223,565)	28,323
Total current liabilities	28,718	314,892	29,909	(223,565)	149,954
Long term debt	569,625	3,100	—	—	572,725
Deferred income taxes	12,790	67,991	17,239	(53,461)	44,559
Other non-current liabilities	11,164	50,950	10,482	—	72,596
Stockholders’ equity	273,800	476,649	52,601	(529,250)	273,800
TOTAL	$896,097	$913,582	$110,231	$(806,276)	$1,113,634

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2008
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$64,991	$174,354	$33,504	$(33,362)	$239,487
Cost of goods sold	58,297	171,347	31,317	(33,362)	227,599
Gross profit	6,694	3,007	2,187	—	11,888
Operating expenses	11,787	215,051	189	—	227,027
Income (loss) from operations	(5,093)	(212,044)	1,998	—	(215,139)
Other income (expense):
Interest income (expense), net	(9,841)	7	(1,792)	—	(11,626)
Equity in earnings of subsidiaries	(212,563)	—	—	212,563	—
Other income (loss), net	250	56	(762)	—	(456)
Income (loss) before income taxes	(227,247)	(211,981)	(556)	212,563	(227,221)
Income tax provision (benefit)	(26,068)	—	26	—	(26,042)
Net income (loss)	$(201,179)	$(211,981)	$(582)	$212,563	$(201,179)

	Three Months Ended September 30, 2007
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$62,602	$146,243	$51,763	$(40,028)	$220,580
Cost of goods sold	56,209	149,049	42,059	(40,028)	207,289
Gross profit	6,393	(2,806)	9,704	—	13,291
Operating expenses	9,744	3,691	255	—	13,690
Income (loss) from operations	(3,351)	(6,497)	9,449	—	(399)
Other income (expense):
Interest expense, net	(10,555)	(37)	(1,023)	—	(11,615)
Equity in earnings of subsidiaries	4,050	—	—	(4,050)	—
Other income (loss), net	366	104	2,054	—	2,524
Income (loss) before income taxes	(9,490)	(6,430)	10,480	(4,050)	(9,490)
Income tax provision (benefit)	(8,270)	—	—	—	(8,270)
Net income (loss)	$(1,220)	$(6,430)	$10,480	$(4,050)	$(1,220)

	Nine Months Ended September 30, 2008
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$198,956	$513,464	$113,854	$(103,658)	$722,616
Cost of goods sold	170,757	504,553	105,457	(103,658)	677,109
Gross profit	28,199	8,911	8,397	—	45,507
Operating expenses	31,786	221,053	603	—	253,442
Income (loss) from operations	(3,587)	(212,142)	7,794	—	(207,935)
Other income (expense):
Interest expense, net	(30,537)	(43)	(5,244)	—	(35,824)
Equity in earnings of subsidiaries	(210,418)	—	—	210,418	—
Other income (loss), net	(89)	266	(754)	—	(577)
Income (loss) before income taxes	(244,631)	(211,919)	1,796	210,418	(244,336)
Income tax provision (benefit)	(35,086)	—	295	—	(34,791)
Net income (loss)	$(209,545)	$(211,919)	$1,501	$210,418	$(209,545)

	Nine Months Ended September 30, 2007
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$238,311	$520,745	$207,194	$(175,107)	$791,143
Cost of goods sold	219,100	494,594	186,695	(175,107)	725,282
Gross profit	19,211	26,151	20,499	—	65,861
Operating expenses	32,761	9,565	638	—	42,964
Income from operations	(13,550)	16,586	19,861	—	22,897
Other income (expense):
Interest expense, net	(31,621)	(107)	(3,178)	—	(34,906)
Equity in earnings of subsidiaries	33,400	—	—	(33,400)	—
Other income (loss), net	3,563	338	1,919	—	5,820
Income (loss) before income taxes	(8,208)	16,817	18,602	(33,400)	(6,189)
Income tax provision (benefit)	(9,997)	—	2,019	—	(7,978)
Net income	$1,789	$16,817	$16,583	$(33,400)	$1,789

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2008
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(209,545)	$(211,919)	$1,501	$210,418	$(209,545)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	5,658	19,923	4,831	—	30,412
Amortization – deferred financing costs	903	3	19	—	925
Amortization – other intangible assets	507	3,626	—	—	4,133
Loss on disposal of assets	50	211	168	—	429
Deferred income taxes	(35,577)	—	650	—	(34,927)
Equity in earnings of subsidiaries and affiliates	210,418	—	—	(210,418)	—
Non-cash stock-based compensation	2,185	—	—	—	2,185
Non-cash impairments of investments	2,896	—	—	—	2,896
Non-cash impairments of goodwill and other intangibles	—	212,220	—	—	212,220
Change in other operating items	(21,421)	(7,120)	(7,094)	—	(35,635)
Net cash provided by (used in) operating activities	(43,926)	16,944	75	—	(26,907)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(9,253)	(14,910)	(699)	—	(24,862)
Other	(6,097)	270	—	—	(5,827)
Net cash used in investing activities	(15,350)	(14,640)	(699)	—	(30,689)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments on long-term and revolving debt	—	—	—	—	—
Other	(934)	—	—	—	(934)
Net cash used in financing activities	(934)	—	—	—	(934)

Increase (decrease) in cash and cash equivalents	(60,210)	2,304	(624)	—	(58,530)
Cash and cash equivalents, beginning of year	85,940	(2,474)	7,469	—	90,935
Cash and cash equivalents, end of year	$25,730	$(170)	$6,845	$—	$32,405

	Nine Months Ended September 30, 2007
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,789	$16,817	$16,583	$(33,400)	1,789
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,367	21,868	17,993	—	44,228
Amortization – deferred financing costs	909	—	16	—	925
Amortization – other intangible assets	593	3,663	—	—	4,256
Loss on disposal of assets	9	13	103	—	125
Deferred income taxes	(16,276)	—	2,402	—	(13,874)
Equity in earnings of subsidiaries and affiliates	(33,400)	—	—	33,400	—
Non-cash stock-based compensation	1,900	—	—	—	1,900
Change in other operating items	58,710	(30,241)	(40,907)	—	(12,438)
Net cash provided by operating activities	18,601	12,120	(3,810)	—	26,911

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(10,662)	(13,217)	(1,283)	—	(25,162)
Other	(500)	770	—	—	270
Net cash used by investing activities	(11,162)	(12,447)	(1,283)	—	(24,892)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments on long-term and revolving debt	(70,000)	—	—	—	(70,000)
Other	4,129	—	—	—	4,129
Net cash used by financing activities	(65,871)	—	—	—	(65,871)

Increase (decrease) in cash and cash equivalents	(58,432)	(327)	(5,093)	—	(63,852)
Cash and cash equivalents, beginning of period	84,855	(4,502)	29,851	—	110,204
Cash and cash equivalents, end of period	$26,423	$(4,829)	$24,758	$—	$46,352

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The accompanying unaudited condensed interim consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and such principles are applied on a basis consistent with the information reflected in our Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC.  In the opinion of management, the interim financial information includes all adjustments and accruals, consisting only of normal recurring adjustments, which are necessary for a fair presentation of results for the respective interim periods.  The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2008 or any interim period.  Except for the historical information contained herein, this quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties.  Our actual results may differ materially from those indicated by such forward-looking statements.

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

Following a strong 2006, the North American heavy- and medium-duty truck and commercial trailer markets experienced a significant decline in 2007 due to stricter emissions standards that became effective in January 2007. The emissions regulations that took effect in 2007 were expected to result in cleaner operating, yet more costly, trucks. As a result, some of our customers altered their traditional buying trends, which resulted in higher than normal demand in late 2006, which was followed by a period of reduced demand in 2007.  Industry analysts, including America’s Commercial Transportation (“ACT”) Publications, expected that total demand in 2008 would be similar to 2007 and based on the first three quarters of 2008, their predictions seem generally accurate.  Continued delayed or prolonged economic recovery could have a material adverse effect on our business, results of operations, or financial condition.

We believe that the commercial vehicle market continued at a relatively slow pace during the first nine months of 2008.  Net sales for the three months ended September 30, 2008, were $239.5 million compared to net sales of $220.6 million for the three months ended September 30, 2007.  Our challenge is to meet the varying levels of production while improving our internal productivity and mitigating the margin pressure from rising material costs.

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

Due to the significant decline in our stock price resulting from overall economic and industry conditions, we determined that an indicator of impairment existed as of June 30, 2008, and performed a step one analysis.   The results indicate that impairments do exist in our Components and Other reporting segments.  Due to the complexity of estimating the fair value of tangible property and amortizing intangible assets, we were not able to complete the step two analysis.  We estimated the fair value of the affected reporting units using a combination of market and income approaches, involving use of quoted market prices, market multiples, and discounted cash flow projections.  We estimated the fair value of the affected trade names using a relief from royalty method.  We recorded the estimated goodwill and other intangible asset impairment charges of $193.1 million and $19.1 million, respectively, in the three months ended September 30, 2008.  We will conclude the step two analysis during the three months ended December 31, 2008, and will make any adjustments to the impairment charges, if necessary.  Such charges are non-cash and do not affect our liquidity, tangible equity or debt covenant ratios.

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

During the fourth quarter of 2006, we resolved a commercial dispute with Ford Motor Company.  As a result of the resolution, we recognized $10.4 million of revenue in 2006, $8.0 million in the three months ended March 31, 2007, $2.0 million in the three months ended June 30, 2007, $0.4 million in the three months ended September 30, 2007 and an additional $0.2 million in the remainder of 2007.  In addition, cash flow increased by $10.0 million in 2006 and $11.0 million in the three months ended June 30, 2007.  Ford re-sourced its Accuride business to another supplier during 2007.  In 2007, sales to Ford represented less than 5% of consolidated revenues.

Results of Operations

Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007

The following table sets forth certain income statement information of Accuride for the three months ended September 30, 2008 and September 30, 2007:

(In thousands except per share data)	Fiscal 2008		Fiscal 2007
Net sales:
Wheels	$96,178	40.2%	$103,732	47.0%
Components	131,937	55.1%	106,747	48.4%
Other	11,372	4.7%	10,101	4.6%
Total net sales	239,487	100%	220,580	100.0%
Gross profit:
Wheels	10,592	11.0%	13,783	13.3%
Components	(1,122)	(0.9)%	(4,242)	(4.0)%
Other	3,118	27.4%	3,258	32.3%
Corporate	(700)	—%	492	—%
Total gross profit	11,888	5.0%	13,291	6.0%
Operating expenses (excluding impairment)	14,807	6.2%	13,690	6.2%
Impairment of goodwill and other intangible assets	212,220	(88.6)%	—	—%
Loss from operations	(215,139)	(89.8)%	(399)	(0.2)%
Interest expense, net	(11,626)	(4.9)%	(11,615)	(5.3)%
Other income (loss), net	(456)	(0.2)%	2,524	1.1%
Income tax benefit	(26,042)	(10.9)%	(8,270)	(3.7)%
Net loss	$(201,179)	(84.0)%	$(1,220)	(0.6)%

Net sales - Consolidated net sales for the three months ended September 30, 2008, were $239.5 million compared to net sales of $220.1 million for the three months ended September 30, 2007.  Sales decreased in the Wheels segment by 7.3% due to lower sales demand primarily from the U.S. Trailer industry.  Sales increased in the Components segment by 23.6% mainly due to increased pricing to offset increased material costs.

Gross profit - Consolidated gross profit decreased $1.4 million to $11.9 million for the three months ended September 30, 2008, from $13.3 million for the three months ended September 30, 2007.  This was mainly due to $6.8 million of restructuring charges recognized in the current period.  The Wheels segment gross profit percentage decreased from 13.3% to 11.0% due to restructuring charges of $4.3 million recognized in the current period.  In the Wheels segment during the three months ended September 30, 2007, we recorded a curtailment gain of $1.2 million related to a change in post-employment benefits in our facility in Erie, Pennsylvania.  The Components segment gross profit percentage increased from (4.0%) to (0.9%) despite restructuring charges of $2.1 million recognized in the current period.

Operating expenses - Operating expenses increased $1.1 million to $14.8 million for the three months ended September 30, 2008 from $13.7 million for the three months ended September 30, 2007.  This was primarily due to $4.7 million of restructuring charges recorded in the current period.  The components of the restructuring charge were severance of $1.8 million and investment impairments of $2.9 million.  The remaining $3.6 million favorable variance is primarily due to lower compensation expense in the current period.

Impairment of goodwill and other intangible assets — The impairment charge of $212.2 million was recognized in the Components ($203.8 million) and Other ($8.4 million) segments.

Net loss - We had net loss of $201.2 million for the three months ended September 30, 2008 compared to net loss of $1.2 million for the three months ended September 30, 2007.  The reduction was primarily a result of lower income from operations due to the impairment charges of $212.2 million and pre-tax restructuring charges of $11.5 million.

Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007

The following table sets forth certain income statement information of Accuride for the nine months ended September 30, 2008 and September 30, 2007:

(In thousands except per share data)	Fiscal 2008		Fiscal 2007
Net sales:
Wheels	$305,342	42.2%	$376,418	47.6%
Components	380,055	52.6%	380,441	48.1%
Other	37,219	5.2%	34,284	4.3%
Total net sales	722,616	100.0%	791,143	100.0%
Gross profit:
Wheels	47,835	15.7%	50,103	13.3%
Components	(9,064)	(2.4)%	8,478	2.2%
Other	10,306	27.7%	8,729	25.5%
Corporate	(3,570)	—%	(1,449)	—%
Total gross profit	45,507	6.3%	65,861	8.3%
Operating expenses (excluding impairment)	41,222	5.7%	42,964	5.4%
Impairment of goodwill and other intangible assets	212,220	(29.4)%	—	—%
Income (loss) from operations	(207,935)	(28.8)%	22,897	2.9%
Interest expense, net	(35,824)	(5.0)%	(34,906)	(4.4)%
Other income (loss), net	(577)	(0.1)%	5,820	0.7%
Income tax benefit	(34,791)	(4.8)%	(7,978)	(1.0)%
Net income (loss)	$(209,545)	(29.0)%	$1,789	0.2%

Net sales.  Net sales for the nine months ended September 30, 2008 were $722.6 million, which was a decrease of 8.7% compared to net sales of $791.1 million for the nine months ended September 30, 2007.  The decrease in net sales was realized at the Wheels segment and was primarily a result of the reduced demand in 2008 combined with $10.4 million of revenue recognized during 2007 resulting from a resolution of a commercial dispute with a customer in our Wheels segment.

Gross profit.  Gross profit decreased $20.4 million to $45.5 million for the nine months ended September 30, 2008 from $65.9 million for the nine months ended September 30, 2007, primarily due to the $68.5 million reduction in sales and $6.8 million of restructuring charges recognized in the current year.

The Wheels segment recognized $4.3 million of severance and pension curtailments in the current year.  During the first nine months of 2007, our Wheels segment recognized $17.5 million of severance and other benefit charges related to a reduction in its work force in Canada, other benefit charges of $1.2 million related to a change in post-employment benefits in our facility in Erie, Pennsylvania and $11.8 million of additional depreciation expense as a result of a reduction in the useful lives of certain assets partially offset by $10.4 million of revenue mentioned above.

The gross profit for the Components segment decreased $17.6 million due to recognizing $7.7 million of one-time charges related to a labor interruption at our Rockford, Illinois facility and $2.1 million of restructuring charges in the current year.

Operating expenses.  Operating expenses decreased $1.8 million to $41.2 million for the nine months ended September 30, 2008 from $43.0 million for the nine months ended September 30, 2007 despite $4.7 million of restructuring charges incurred during the current year.  The overall reduction was primarily due to decreased payroll-related expenses.

Impairment of goodwill and other intangible assets – An impairment charge of $212.2 million was recognized in the Components ($203.8 million) and Other ($8.4 million) segments.

Net income (loss).  We had a net loss of $209.5 million for the nine months ended September 30, 2008 compared to net income of $1.8 million for the nine months ended September 30, 2007.  This was primarily a result of the lower gross profit due to the reduction in sales demand, the $212.2 million of impairment charges, the $7.7 million of one-time pre-tax charges related to a labor interruption at our Rockford, Illinois facility, and $11.5 million of pre-tax restructuring charges recognized in the current year.

Changes in Financial Condition

At September 30, 2008, we had total assets of $866.4 million, as compared to $1,113.6 million at December 31, 2007.  The $247.2 million, or 22.2%, decrease in total assets during the nine months ended September 30, 2008 primarily resulted from the reduction of cash of $58.5 million partially offset by an increase in working capital and the $212.2 million of pre-tax goodwill and other intangible asset impairment charges in the current year.  We define working capital as current assets (excluding cash) less current liabilities.

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

The following table summarizes the major components of our working capital as of the periods listed below:

	September 30,	December 31,
	2008	2007
Accounts receivable	$120,582	$87,195
Inventories and supplies	107,060	113,110
Deferred income taxes (current)	19,168	19,422
Other current assets	6,719	2,703
Accounts payable	(84,771)	(80,070)
Accrued payroll and compensation	(25,895)	(30,456)
Accrued interest payable	(4,612)	(11,105)
Other current liabilities	(31,963)	(28,323)
Working Capital	$106,288	$72,476

Significant changes in working capital from December 31, 2007 included:

•                  an increase in net customer receivables of $33.4 million due to the comparative increase in revenue in the months leading up to the respective period-end dates;

•                  a decrease in inventories and supplies of $6.0 million due to specific efforts to reduce inventory on-hand;

•                  an increase of other current assets of $4.0 million due to the $3.3 million income tax receivable at September 30, 2008, which did not exist at December 31, 2007 and other prepaid insurance expenses that are paid annually in the second quarter;

•                  a reduction of accrued payroll and compensation of $4.6 million due to a reduction in incentive pay; and

•                  an increase in other current liabilities of $3.7 million due primarily to an increase in derivative liabilities of $2.8 million for interest rate swap agreements.

Capital Resources and Liquidity

Our primary sources of liquidity during the nine months ended September 30, 2008, were cash reserves.  We believe that cash from operations, existing cash reserves, and availability under our Revolver will provide adequate funds for our working capital needs, planned capital expenditures and debt service obligations for the next 12 months and the foreseeable future.  Our ability to fund working capital needs, to fund planned capital expenditures, to make scheduled debt payments, and to comply with all of the financial covenants under our credit agreement, depends on our future operating performance and cash flow, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

Operating Activities

Net cash used by operating activities during the first nine months of 2008 amounted to $26.9 million compared to cash of $26.9 million provided for the comparable period in 2007.  As expected, the primary difference was the increase in working capital requirements due to the increase in production in the current period compared to the reduced levels of production experienced during the comparable period in 2007 and the corresponding lower net income.

Investing Activities

Net cash used in investing activities totaled $30.7 million for the nine months ended September 30, 2008, compared to a use of $24.9 million for the nine months ended September 30, 2007.  Our most significant cash outlays for investing activities are the purchases of property, plant and equipment.  Our capital expenditures in 2007 were $36.5 million.  Capital expenditures for 2008 are expected to be approximately $30 to $35 million, which we expect to fund through our cash from operations or existing cash reserves.  Included in the 2008 use of investing cash was an investment in marketable securities of $5.0 million.

Financing Activities

Net cash used in financing activities totaled $0.9 million for the nine months ended September 30, 2008, compared to $65.9 million of net cash used for the comparable period in 2007 due to payments made in 2007 to reduce our senior debt.

Bank Borrowing.   In connection with the TTI merger, we entered into a Fourth Amended and Restated Credit Agreement consisting of (1) a term credit facility (the “Term B Loan Facility”) in an aggregate principal amount of $550.0 million that will mature on January 31, 2012 and (2) a revolving credit facility (the “Revolver”) in an aggregate principal amount of $125.0 million (comprised of a $95.0 million U.S. revolving credit facility and the continuation of a $30.0 million Canadian revolving credit facility) that will terminate on January 31, 2010.  As of September 30, 2008, $294.6 million was outstanding under the Term B Loan Facility and the Revolver was undrawn.  As of October 29, 2008, $78.4 million was outstanding under the Revolver.  The Term B Loan Facility requires quarterly amortization payments of $1.4 million that commenced on March 31, 2005, with the balance paid on the maturity date for the Term B Loan Facility. As of September 30, 2008, the regularly scheduled payments due through December 31, 2011 were prepaid without penalty.  The interest rates per annum applicable to loans under our senior credit facilities are, at the option of the Company or Accuride Canada Inc., as applicable, a base rate or Eurodollar rate plus, in each case, an applicable margin which is subject to adjustment based on our leverage ratio. The base rate is a fluctuating interest rate equal to the highest of (a) the base rate reported by Citibank, N.A. (or, with respect to the Canadian revolving credit facility, the reference rate of interest established or quoted by Citibank Canada for determining interest rates on U.S. dollar denominated commercial loans made by Citibank Canada in Canada), (b) a reserve adjusted three-week moving average of offering rates for three-month certificates of deposit plus one-half of one percent (0.5%) and (c) the federal funds effective rate plus one-half of one percent (0.5%). The obligations under our senior credit facilities are guaranteed by all of our domestic subsidiaries.  The loans under the senior credit facilities are secured by, among other things, a lien on substantially all of our U.S. properties and assets and of our domestic subsidiaries and a pledge of 65% of the stock of our foreign subsidiaries.  The loans under the Canadian revolving facility are also secured by substantially all of the properties and assets of Accuride Canada Inc.

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

On November 28, 2007, we entered into an amendment to the Fourth Amended and Restated Credit Agreement. The amendment increased pricing and modified certain financial covenants through 2008, including changes to the leverage, interest coverage and fixed charge coverage ratios.  As of September 30, 2008, we were in compliance with our financial covenants and ratios and we currently expect to be in compliance through the end of the year.  Depending on the strength of the commercial vehicle market and our results of operations, it is possible that we may not maintain compliance with certain financial covenants at the end of the first quarter of 2009.  We are monitoring this situation closely, and we will continue to explore alternatives to address compliance concerns.

Senior Subordinated Notes.   In connection with the TTI merger, we issued $275.0 million aggregate principal amount of 8 1/2% senior subordinated notes due 2015 in a private placement transaction.  Interest on the senior subordinated notes is payable on February 1 and August 1 of each year, beginning on August 1, 2005.  The notes mature on February 1, 2015, and may be redeemed, at our option, in whole or in part, at any time on or before February 1, 2010 at a price equal to 100% of the principal amount, plus an applicable make-whole premium, and accrued and unpaid interest and special interest if any, to the date of redemption, and on or after February 1, 2010, at certain specified redemption prices.  The senior subordinated notes are general unsecured obligations (1) subordinated in right of payment to all of our and the guarantors’ existing and future senior indebtedness, including any borrowings under our senior credit facilities; (2) equal in right of payment with any of our and the guarantors’ existing and future senior subordinated indebtedness; (3) senior in right of payment to all of our and the guarantors’ existing and future subordinated indebtedness and (4) structurally subordinated to all obligations of our subsidiaries that do not guarantee the outstanding notes.  On June 15, 2005, we completed an exchange offer of these senior subordinated notes for substantially identical notes registered under the Securities Act of 1933, as amended.  As of September 30, 2008, those Notes remain outstanding.

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

FSP No. 142-3 — In April 2008, the FASB issued FASB Staff Position (FSP) No. FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP No. 142-3 was issued with the intent to improve the consistency between the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets, and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), Business Combinations. The FSP amends factors an entity should consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. FSP No. 142-3 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We are currently evaluating the impact of FSP No. 142-3 on our consolidated financial statements.

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

Cautionary Statements Regarding Forward-Looking Statements

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

Such forward-looking statements are based on assumptions and estimates, which although believed to be reasonable, may turn out to be incorrect.  Therefore, undue reliance should not be placed upon these estimates and statements.  We cannot assure that any of these statements, estimates, or beliefs will be realized and actual results may differ from those contemplated in these “forward-looking statements.”  We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise.  You are advised to consult further disclosures we may make on related subjects in our filings with the SEC.  In addition to other factors discussed in this report, some of the important factors that could cause actual results to differ materially from those discussed in the forward-looking statements include, without limitation, the following:

•      a more severe than anticipated commercial vehicle industry downturn in 2008 and 2009 could have a material adverse effect on our business;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of doing business, we are exposed to risks associated with changes in foreign exchange rates, raw material/commodity prices, and interest rates.  We use derivative instruments to manage these exposures.  The objectives for holding derivatives are to minimize the risks using the most effective methods to reduce the impacts of these exposures.

Foreign Currency Risk - Certain forecasted transactions, assets, and liabilities are exposed to foreign currency risk.  We monitor our foreign currency exposures to maximize the overall effectiveness of our foreign currency derivatives.  The principal currency of exposure is the Canadian dollar.  Foreign exchange forward contracts and option contracts are used to offset the impact of the variability in exchange rates on our operations, cash flows, assets and liabilities.  At September 30, 2008, the notional amount of open foreign exchange forward contracts was $9.2 million.  The estimated net fair value of these contracts at September 30, 2008, per quoted market sources, was liability of approximately $0.2 million and is a component of Accrued and other liabilities.

Raw Material/Commodity Price Risk - We rely upon the supply of certain raw materials and commodities in our production processes and generally enter into long-term supply contracts of a year or longer for our steel and aluminum requirements.  The exposures associated with these commitments are primarily managed through the terms of the sales, supply, and procurement contracts.  From time to time, we use commodity price swaps and futures contracts to manage the variability in certain commodity prices.  The notional amount of commodity price instruments at September 30, 2008 was $6.5 million.  The estimated net fair value of these contracts at September 30, 2008, per quoted market sources, was liability of approximately $1.6 million and is a component of Accrued and other liabilities.

Interest Rate Risk - We use long-term debt as a primary source of capital in our business.  The following table presents the principal cash repayments and related weighted average interest rates by maturity date for our long-term fixed-rate debt and other types of long-term debt at September 30, 2008:

(Dollars in thousands)	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
Long-term Debt:
Fixed	—	—	—	—	—	$275,000	$275,000	$174,625
Average Rate	—	—	—	—	—	8.50%	8.50%
Variable	—	—	—	—	$294,625	$3,100	$297,725	$259,424
Average Rate	—	—	—	—	6.58%	8.40%	6.60%

We have used interest rate swaps to alter interest rate exposure between fixed and variable rates on a portion of our long-term debt.  As of September 30, 2008, we had one interest rate swap agreement outstanding, which was established in December 2007, and the terms with the counterparty are to exchange, at specified intervals, the difference between 3.81% from March 2008 through March 2010, and the variable rate interest amounts calculated by reference to the notional principal amount. The notional principal amounts under the terms are $200 million from March 2008 through March 2009, $150 million from March 2009 through September 2009 and $125 million from September 2009 through March 2010.  The estimated net fair value of this agreement at September 30, 2008, per quoted market sources, was liability of approximately $1.6 million and is a component of Accrued and other liabilities.

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

Item 1A.  Risk Factors.

In light of recent economic activity, we are supplementing the risks listed under the caption “Item 1A. – Risk Factor, Risks Related to our Business and Industry” of our Form 10-K for the year ended December 31, 2007, filed on March 17, 2008, with the following:

Current economic conditions, including those related to the credit markets, may adversely affect our industry, business and results of operations.

The United States economy is currently undergoing a period of slowdown and unprecedented volatility, which some observers view as a possible recession, and the future economic environment may continue to be less favorable than that of recent years. This slowdown has and could further lead to reduced consumer and commercial spending in the foreseeable future.  In addition, our industry is typically highly cyclical and could experience significant and prolonged downturns in connection with, or in anticipation of, declines in general economic conditions.  A continued softening in the economy may adversely and materially affect our industry, business and results of operations and we can not accurately predict how severe and prolonged any downturn might be.  Moreover, reduced revenues as a result of a softening of the economy may also reduce our working capital and interfere with our long term strategy.

Furthermore, the United States credit markets are currently experiencing an unprecedented contraction. As a result of the tightening credit markets, we may not be able to obtain additional financing on favorable terms, or at all. As evidenced by the bankruptcy filing of Lehman Brothers Holdings Inc., which resulted in Lehman Commercial Paper, Inc. not being in a position to fund its portion of our revolving credit facility, if one or more of the financial institutions that support our existing credit facilities fails, we may not be able to find a replacement, which would negatively impact our ability to borrow under our credit facilities.  In addition, if the current pressures on credit continue or worsen, we may not be able to refinance, if necessary, our outstanding debt when due, which could have a material adverse effect on our business. While we believe we have adequate sources of liquidity to meet our anticipated requirements for working capital, debt service and capital expenditures through fiscal year 2008 and the foreseeable future, if our operating results falter and our cash flow or capital resources prove inadequate, or if interest rates increase significantly, we could face liquidity problems that could materially and adversely affect our results of operations and financial condition.

Item 5.  Other Information.

On October 21, 2008, our Board of Directors adopted and approved, effective immediately, Amended and Restated Bylaws of the Company, which amended Article III, Sections 5, 6 and 7 to revise and enhance the advance notice requirements for stockholder proposals of business and director nominations to be considered at stockholder meetings.  The amendments revise the advance notice requirements to:

•      expand the required disclosure for stockholders making proposals or nominations to include, among other things, all ownership interests, hedges, economic incentives and rights to vote any shares of any security of the Company;

•      require stockholders nominating directors to disclose the same information about a proposed director nominee that would be required if the director nominee were submitting a proposal and any material relationships between the stockholder proponents and their affiliates, on the one hand, and the director nominees and their affiliates, on the other hand;

•      expand disclosures regarding proposed business to include a reasonably detailed description of all agreements, arrangements, and understandings between proposing persons and other stockholders of the Company in connection with the proposed business;

•      require that the disclosures provided for in Article III, Sections 6 and 7, be updated and supplemented so as to be accurate as of the record date for a meeting and as of ten business days prior to the meeting; and

•      clarify that the requirements set forth in the Amended and Restated Bylaws apply to all stockholder proposals and director nominations, other than stockholder proposals made pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended (which provides certain different procedural requirements).

The foregoing description of our Amended and Restated Bylaws is qualified in its entirety by reference to the full text of the Amended and Restated Bylaws, a copy of which is attached as Exhibit 3.2 hereto and incorporated herein by reference.

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

3.2	—	Amended and Restated Bylaws of Accuride Corporation. Previously filed as an exhibit to the Form 8-K filed on October 24, 2008 and incorporated herein by reference.
4.1	—

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

10.1*†	—	2005 Incentive Award Plan (as amended and restated).
10.2*†	—	Form of Restricted Stock Award Agreement for use with 2005 Incentive Award Plan (as amended and restated).
10.3*	—

Resignation Agreement, dated September 22, 2008, by and between Accuride Corporation and John R. Murphy Previously filed as an exhibit to the Form 8-k filed on September 26, 2008 and incorporated herein by reference.

31.1†	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14 of the Exchange Act of 1934 — William M. Lasky.
31.2†	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14 of the Exchange Act of 1934 — David K. Armstrong.
32.1††	—	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

†              Filed herewith

††            Furnished herewith

*              Management contract or compensatory agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCURIDE CORPORATION

/s/ WILLIAM M. LASKY	Dated:	November 10, 2008
William M. Lasky
Interim President and Chief Executive Officer
(Principal Executive Officer)

/s/ DAVID K. ARMSTRONG	Dated:	November 10, 2008
David K. Armstrong
Senior Vice President / Chief Financial Officer
(Principal Financial and Accounting Officer)