Form 10-K
period 2008-12-31
ACCURIDE CORP
filed 2009-03-13
CIK 817979

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

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

Securities registered pursuant to Section 12(b) of the Act:

“None”

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	Over the Counter Bulletin Board

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐  No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates based on the New York Stock Exchange closing price as of June 30, 2008 (the last business day of registrant’s most recently completed second fiscal quarter) was approximately $149,874,304.  This calculation does not reflect a determination that such persons are affiliates of registrant for any other purposes.

The number of shares of Common Stock, $.01 par value, of Accuride Corporation outstanding as of March 11, 2009 was 36,242,036.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2009 Annual Meeting of stockholders are incorporated by reference in Part III of this Form 10-K.

ACCURIDE CORPORATION

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2008

PART I

Item 1. Business

The Company

We are one of the largest and most diversified manufacturers and suppliers of commercial vehicle components in North America. Our products include commercial vehicle wheels, wheel-end components and assemblies, truck body and chassis parts, seating assemblies and other commercial vehicle components. We market our products under some of the most recognized brand names in the industry, including Accuride, Gunite, Imperial, Bostrom, Fabco, Brillion, and Highway Original. We believe that we have number one or number two market positions in steel wheels, forged aluminum wheels, brake drums, disc wheel hubs, spoke wheels, metal grills, metal bumpers, crown assemblies, chrome plating and polishing, seating assemblies and fuel tanks in commercial vehicles. We serve the leading original equipment manufacturers, or OEMs, and their related aftermarket channels in most major segments of the commercial vehicle market, including heavy- and medium-duty trucks, commercial trailers, light trucks, buses, as well as specialty and military vehicles.

Our primary product lines are standard equipment used by a majority of North American heavy- and medium-duty truck OEMs, creating a significant barrier to entry. We believe that substantially all heavy-duty truck models manufactured in North America contain one or more of our components.

Our diversified customer base includes substantially all of the leading commercial vehicle OEMs, such as Daimler Truck North America, LLC, with its Daimler Truck North America, Sterling and Western Star brand trucks, PACCAR, Inc., with its Peterbilt and Kenworth brand trucks, International Truck and Engine Corporation (“International Truck”), with its International brand trucks, and Volvo Truck Corporation, or Volvo/Mack, with its Volvo and Mack brand trucks. Our primary commercial trailer customers include leading commercial trailer OEMs, such as Great Dane Limited Partnership and Wabash National, Inc. Our major light truck customer is General Motors Corporation. Our product portfolio is supported by strong sales, marketing and design engineering capabilities and is manufactured in 19 strategically located, technologically-advanced facilities across the United States, Mexico, and Canada.

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

On January 31, 2005, pursuant to the terms of an agreement and plan of merger, a wholly owned subsidiary of Accuride was merged with and into Transportation Technologies Industries, Inc., or TTI, resulting in TTI becoming a wholly owned subsidiary of Accuride, which we refer to as the TTI merger. Upon consummation of the TTI merger, the stockholders of Accuride prior to consummation of the TTI merger owned 66.88% of the common stock of the combined company and the former stockholders of TTI owned 33.12% of the common stock of the combined company. TTI was founded as Johnstown America Industries, Inc. in 1991 in connection with the purchase of Bethlehem Steel Corporation’s freight car manufacturing operations. After an initial public offering in July 1993, TTI continued to grow and transform its business through a series of acquisitions in the truck components industry completed between 1995 and 1999, which, together with continuing improvement in market conditions in the truck component industry, represented substantially all of its sales growth during such period. Following the sale of TTI’s freight car operations in June 1999, it changed its name to Transportation Technologies Industries, Inc. In March 2000, TTI was acquired in a going-private transaction by an investor group led by its management and Trimaran Capital Partners.

Initial Public Offering

We completed the initial public offering of 11 million shares of our common stock on April 26, 2005, and our common stock traded on the New York Stock Exchange (“NYSE”) under the symbol “ACW” until November 12, 2008, when it was removed from the NYSE and began trading under the symbol “AURD” on the Over The Counter Bulletin Board (“OTCBB”).

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

Wheels (Approximately 42% of our 2008 net sales, 47% of our 2007 net sales, and 48% of our 2006 net sales)

We are the largest North American manufacturer and supplier of wheels for heavy- and medium-duty trucks and commercial trailers. We offer the broadest product line in the North American heavy- and medium-duty wheel industry and are the only North American manufacturer and supplier of both steel and forged aluminum heavy- and medium-duty wheels. We also produce wheels for buses, commercial light trucks, heavy-duty pick-up trucks, and military vehicles. We market our wheels under the Accuride brand. A description of each of our major products is summarized below.

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

•                  Light truck steel wheels. We manufacture light truck single and dual steel wheels that range in diameter from 16” to 20” for customers such as General Motors. We are focused on larger diameter wheels designed for select truck platforms used for carrying heavier loads.

•                  Military Wheels. We produce steel wheels for military applications under the Accuride brand name. In addition, we are developing aluminum wheels for future applications to reduce vehicle weight.

Wheel-End Components and Assemblies (Approximately 23% of our 2008 net sales, 20% of our 2007 net sales, and 21% of our 2006 net sales)

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

•                  Disc Brake Rotors. We develop and manufacture durable, lightweight disc brake rotors for a variety of heavy-duty truck applications. A disc rotor is a braking device that is typically made of iron with highly machined surfaces. Once a disc brake is applied, brake fluid from the master cylinder is forced into a caliper where it presses against a piston, which then squeezes two brake pads against the disc rotor and stops the vehicle. Disc brakes are generally viewed as more efficient, although more expensive, than drum brakes and are often found in the front of a vehicle with drum brakes often located in the rear. We manufacture ventilated disc brake rotors that significantly improve heat dissipation as required for applications on Class 7 and 8 vehicles. We offer one of the most complete lines of heavy-duty and medium-duty disc brake rotors in the industry.

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

Truck Body and Chassis Parts (Approximately 12% of our 2008 net sales and 14% of our 2007 and 2006 net sales)

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

We specialize in the fabrication of components requiring a significant amount of tooling or customization. Our truck body and chassis parts manufacturing operations are characterized by low-volume production runs. Additionally, because each truck is uniquely customized to end user specifications, we have developed flexible production systems that are capable of accommodating multiple variations for each product design. A description of each of our major truck body and chassis parts is summarized below:

•                  Bumpers. We manufacture a wide variety of steel bumpers, as well as polish and chrome these products with pre-plate and decorative polishing to meet specific OEM requirements and private label aftermarket requirements.

•                  Fuel Tanks. We manufacture and assemble aluminum and steel fuel tanks, fuel tank ends and fuel tank straps, as well as polish fuel tanks for OEM and aftermarket customers.

•                  Bus Components and Chassis Assembly. We manufacture stainless and carbon steel chassis frames, body parts and fuel tanks for buses. We have developed a particular competency in the manufacture and assembly of bus chassis.

•                  Battery Boxes and Toolboxes. We design and manufacture, as well as polish, steel and aluminum battery and toolboxes for our heavy-duty truck OEM customers.

•                  Front-End Crossmembers. We fabricate and assemble front-end crossmembers for heavy-duty trucks. A crossmember is a structural component of a chassis. These products are manufactured from heavy steel and assembled to customer line-set schedules.

•                  Muffler Assemblies. We fabricate, assemble and polish muffler assemblies consisting of large diameter exhaust tubing assembled with a muffler manufactured by a third party.

•                  Crown Assemblies and Components. We manufacture multiple styles of crown assemblies and components. A crown assembly is the highly visible front grill and nameplate of the truck. These products are fabricated from both steel and aluminum and are chrome-plated and polished.

•                  Other Products. We fabricate a wide variety of structural components/assemblies and chrome-plate and polish numerous other components for truck manufacturers, bus manufacturers, OEM and aftermarket suppliers. These products include fenders, exhaust components, sun visors, windshield masts, step assemblies, quarter fender brackets, underbells, fuel tank supports, hood inner panels, door assemblies, dash panel assemblies, outrigger assemblies, diesel particulate filter housings, and various other components.

Seating Assemblies (Approximately 4% of our 2008 net sales, 5% of our 2007 net sales, and 6% of our 2006 net sales)

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

Other Components (Approximately 19% of our 2008 net sales, 15% of our 2007 net sales, and 11% of our 2006 net sales)

We produce other commercial vehicle components, including steerable drive axles and gearboxes as well as engine and transmission components.

•                  Steerable Drive Axles and Gear Boxes. We believe we are a leading supplier of steerable drive axles, gearboxes and related parts for heavy- and medium-duty on/off highway trucks and utility vehicles under the Fabco and Sisu brand names. Our axles and gearboxes are utilized by most major North American heavy- and medium-duty truck manufacturers and modification centers. We also supply replacement parts for all of our axles and gearboxes to OEMs and, in some cases, directly to end users. Our quick turnaround of parts minimizes the need for our customers to maintain their own parts inventory.

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

•                  Non-Powered Farm Equipment. We also design, manufacture and market a line of farm equipment and landscaping products for the “behind-the-tractor” market, including pulverizers, seeders, pulvi-mulchers, deep tillers, strip-tillers, chisel plows, grass seeders, and cultivators under the Brillion brand name.

Customers

We market our components to more than 1,000 customers, including most of the major North American heavy- and medium-duty truck and commercial trailer OEMs, as well as to the major aftermarket suppliers, including OEM dealer networks, wholesale distributors, and aftermarket buying groups. Our largest customers are Daimler Truck North America, PACCAR, International Truck, and Volvo/Mack, which combined accounted for approximately 53% of our net sales in 2008. We have long-term relationships with our larger customers, many of whom have purchased components from us or our predecessors for more than 45 years. We garner repeat business through our reputation for quality and position as a standard supplier for a variety of truck lines. We believe that we will continue to be able to effectively compete for our customers’ business due to the high quality of our products, the breadth of our product portfolio, and our continued innovation.

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

We also have fleet sales coverage focused on our wheel-end and seating assembly markets who seek to develop relationships directly with fleets to create “pull-through” demand for our products. This effort is intended to help convince the truck OEMs to designate our products as standard equipment and to create sales by encouraging fleets to specify our products on the trucks that they purchase, even if our product is not standard equipment. This same group provides aftermarket sales coverage for our various products, particularly wheels, wheel-end components, and seating assemblies. These salespeople promote and sell our products to the aftermarket, including OEM dealers, warehouse distributors and aftermarket buying groups. This group has contributed to our growth in aftermarket sales.

International Sales

We consider sales to customers outside of the United States as international sales. International sales for the years, ended December 31, 2008, 2007, and 2006 are as follows:

(dollars in millions)	International Sales	Percent of Net Sales
2008	$156.5	16.8%
2007	$192.3	19.0%
2006	$257.0	18.2%

For additional information, see Note 12 to the “Notes to Consolidated Financial Statements” included herein.

Manufacturing

We operate 19 facilities, which are characterized by advanced manufacturing capabilities, in North America. Our U.S. manufacturing operations are located in Alabama, California, Illinois, Indiana, Kentucky, Ohio, Pennsylvania, Tennessee, Texas, Virginia, Washington, and Wisconsin. In addition, we have manufacturing facilities in Canada and Mexico. These facilities are strategically located to meet our manufacturing needs and the demands of our customers.

All of our significant operations are QS-9000/TS 16949 certified, which means that they comply with certain quality assurance standards for truck components suppliers. We believe our manufacturing operations are highly regarded by our customers, and we have received numerous quality awards from our customers including PACCAR’s Preferred Supplier award and Daimler Truck North America’s Masters of Quality award.

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

The competitive landscape for each of our brands is unique. Our primary competitors in the wheel markets include Alcoa Inc., ArvinMeritor, Inc., and Hayes Lemmerz International, Inc. The competitors in the wheel-ends and assemblies markets for heavy-duty trucks and commercial trailers are ArvinMeritor, Inc., Consolidated Metco Inc., and Webb Wheel Products Inc. The truck body and chassis parts markets are fragmented and characterized by many small private companies. The seating assemblies market has a limited number of competitors, with National Seating Company as our main competitor. Our major competitors in the industrial components market include 10 to 12 foundries operating in the Midwest and Southern regions of the United States and Mexico.

Raw Materials and Suppliers

We typically purchase steel for our wheel products from a number of different suppliers by negotiating high-volume contracts with terms ranging from one to two years. While we believe that our supply contracts can be renewed on acceptable terms, we may not be able to renew these contracts on such terms or at all. However, we do not believe that we are overly dependent on long-term supply contracts for our steel requirements as we have alternative sources available if need requires. Furthermore, it should be understood that the domestic steel industry, under normal circumstances, does not have the capacity to support the economy at large and the market thus depends on a certain level of imports.  Depending on market dynamics and raw material availability, the market is occasionally in tight supply, which may result in occasional industry allocations and surcharges.

We obtain aluminum for our wheel products through third-party suppliers. We believe that aluminum is readily available from a variety of sources. Aluminum prices have been volatile from time-to-time. We attempt to minimize the impact of such volatility through selected customer supported hedge agreements, supplier agreements and customer price increases.

Major raw materials for our wheel-end and industrial component products are steel scrap and pig iron. We do not have any long-term contractual commitments with any steel scrap or pig iron suppliers, but we do not anticipate having any difficulty in obtaining steel scrap or pig iron due to the large number of potential suppliers and our position as a major purchaser in the industry. A portion of the increases in steel scrap prices for our wheel-ends and industrial components are passed-through to most of our customers by way of a fluctuating surcharge, which is calculated and adjusted on a periodic basis. Other major raw materials include silicon sand, binders, sand additives and coated sand, which are generally available from multiple sources. Coke and natural gas, the primary energy sources for our melting operations, have historically been generally available from multiple sources, and electricity, another of these energy sources, has historically been generally available.

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

Employees and Labor Unions

As of December 31, 2008, we had approximately 2,980 employees, of which 773 were salaried employees with the remainder paid hourly. Unions represent approximately 1,450 of our employees, which is 49% of our total employees. We have collective bargaining agreements with several unions, including (1) the United Auto Workers, (2) the International Brotherhood of Teamsters, (3) the United Steelworkers, (4) the International Association of Machinists and Aerospace Workers, (5) the National Automobile, Aerospace, Transportation, and General Workers Union of Canada and (6) El Sindicato Industrial de Trabajadores de Nuevo Leon.

Each of our unionized facilities has a separate contract with the union that represents the workers employed at such facility. The union contracts expire at various times over the next few years with the exception of our union contract that covers the hourly employees at our Monterrey, Mexico, facility, which expires on an annual basis in January unless otherwise renewed. The 2009 negotiations in Monterrey were successfully completed prior to the expiration of our union contract.  In 2009, we have contracts expiring at our Brillion, Cuyahoga Falls, Elkhart Plant 2, and London, Ontario facilities.  Based on the consolidation of the Cuyahoga Falls operations into our Erie plant, we will be ceasing operations performed by the collective bargaining unit at the Cuyahoga Falls facility and do not anticipate negotiating for a new contract at that location.  We do not anticipate that the outcome of the remaining 2009 negotiations will have a material adverse effect on our operating performance or costs.

Intellectual Property

We believe the protection of our intellectual property is important to our business. Our principal intellectual property consists of product and process technology, a number of patents, trade secrets, trademarks and copyrights.  Although our patents, trade secrets, and copyrights are important to our business operations and in the aggregate constitute a valuable asset, we do not believe that any single patent, trade secret, or copyright is critical to the success of our business as a whole.   We also own U.S. federal and foreign trademark registrations for several of our brands, which we believe are valuable, including Accuride®, Bostrom®, Brillion®, Fabco®, Gunite®, Highway OriginalTM and Imperial®.  Our policy is to seek statutory protection for all significant intellectual property embodied in patents and trademarks.  From time to time, we grant licenses under our intellectual property and receive licenses under intellectual property of others.

Backlog

Our production is based on firm customer orders and estimated future demand. Since firm orders generally do not extend beyond 15-45 days and we generally meet all requirements, backlog volume is generally not significant.

Cyclical and Seasonal Industry

The commercial vehicle components industry is highly cyclical and, in large part, depends on the overall strength of the demand for heavy- and medium-duty trucks. These industries have historically experienced significant fluctuations in demand based on factors such as general economic conditions, gas prices, interest rates, government regulations, and consumer confidence. From mid-2000 through 2003, the industry was in a severe downturn.  From 2004 though 2006, major OEM customers experienced an upturn in net orders, which resulted in stronger industry conditions. Since the second quarter of 2007, the commercial vehicle market has experienced a severe drop in production as predicted by analysts, including America’s Commercial Transportation (“ACT”) Publications.  We expect that demand for our products in 2009 will be below demand for 2008 due to the reduction in commercial vehicle industry production levels and generally poor economic conditions.

In addition, our operations are typically seasonal as a result of regular customer maintenance and model changeover shutdowns, which typically occur in the third and fourth quarter of each calendar year. This seasonality may result in decreased net sales and profitability during the third and fourth fiscal quarters of each calendar year.

Environmental Matters

Our operations, facilities, and properties are subject to extensive and evolving laws and regulations pertaining to air emissions, wastewater discharges, the handling and disposal of solid and hazardous materials and wastes, the investigation and remediation of contamination, and otherwise relating to health, safety and the protection of the environment and natural resources. As a result, we are involved from time to time in administrative or legal proceedings relating to environmental, health and safety matters, and have in the past and will continue to incur capital costs and other expenditures relating to such matters. In addition to environmental laws that regulate our subsidiaries’ ongoing operations, our subsidiaries are also subject to environmental remediation liability. Under the federal Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), and analogous state laws, our subsidiaries may be liable as a result of the release or threatened release of hazardous materials into the environment. Our subsidiaries are currently involved in several matters relating to the investigation and/or remediation of locations where they have arranged for the disposal of foundry and other wastes. Such matters include situations in which we have been named or are believed to be Potentially Responsible Parties as defined under CERCLA or state and local laws in connection with the contamination of these sites. Additionally, environmental remediation may be required to address soil and groundwater contamination identified at certain facilities.

As of December 31, 2008, we had an environmental reserve of approximately $1.5 million, related primarily to our foundry operations. This reserve is based on current cost estimates and does not reduce estimated expenditures to net present value, but does take into account the benefit of a contractual indemnity given to us by a prior owner of our wheel-end subsidiary. The failure of the indemnitor to fulfill its obligations could result in future costs that may be material. Any cash expenditures required by us or our subsidiaries to comply with applicable environmental laws and/or to pay for any remediation efforts will not be reduced or otherwise affected by the existence of the environmental reserve. We currently anticipate spending approximately $0.2 million per year in 2009 through 2012 for monitoring the various environmental sites associated with the environmental reserve, including attorney and consultant costs for strategic planning and negotiations with regulators and other potentially responsible parties, and payment of remedial investigation costs. Based on all of the information presently available to us, we believe that our environmental reserves will be adequate to cover the future costs related to the sites associated with the environmental reserves and that any additional costs will not have a material adverse effect on our financial condition, results of operations or cash flows. However, the discovery of additional sites, the modification of existing or the promulgation of new laws or regulations, more vigorous enforcement by regulators, the imposition of joint and several liability under CERCLA or analogous state laws or other unanticipated events could result in a material adverse effect.

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

Research and Development Expense

Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred. The amounts expensed in the years ended December 31, 2008, 2007, and 2006 totaled $10.9 million, $7.3 million and $8.0 million, respectively.

Website Access to Reports

We make our periodic and current reports available, free of charge, on our website as soon as practicable after such material is electronically filed with the Securities and Exchange Commission (the “SEC”). Our website address is www.accuridecorp.com and the reports are filed under “SEC Filings” in the Investor Information section of our website.

Item 1A.  Risk Factors

Factors That May Affect Future Results

In this report, we have made various statements regarding current expectations or forecasts of future events. These statements are “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements are also made from time-to-time in press releases and in oral statements made by our officers. Forward-looking statements are identified by the words “estimate,” “project,” “anticipate,” “will continue,” “will likely result,” “expect,” “intend,” “believe,” “plan,” “predict” and similar expressions. The following statements are also considered forward-looking:

•                  the commercial vehicle industry is in a cyclical downturn;

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

Risks Related to Our Business and Industry

Current economic conditions, including those related to the credit markets, may have a material adverse effect on our industry, business and results of operations.

Recent global market and economic conditions have been unprecedented and challenging with tighter credit conditions and recession in most major economies continuing into 2009.  Continued concerns about the systemic impact of potential long-term and wide-spread recession, energy costs, geopolitical issues, the availability and cost of credit, and the global housing and mortgage markets have contributed to increased market volatility and diminished expectations for Western and emerging economies.  In the second half of 2008, added concerns fueled by the U.S. government conservatorship of the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association, the declared bankruptcy of Lehman Brothers Holdings Inc., the U.S. government financial assistance to American International Group Inc., Citibank, Bank of America and other federal government interventions in the U.S. financial system lead to increased market uncertainty and instability in both U.S. and international capital and credit markets.  These conditions, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have contributed to volatility of unprecedented levels.

As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads.  Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide credit to businesses and consumers.  These factors have lead to a decrease in spending by businesses and consumers alike.  Continued turbulence in the U.S. and international markets and economies and prolonged declines in business and consumer spending may have a material adverse effect on our industry, business, liquidity, financial condition or results of operations, including our ability to refinance maturing liabilities and access the capital markets to meet liquidity needs.  We cannot accurately predict how prolonged this downturn may be, and this downturn may lead to further reduced consumer and commercial spending for the foreseeable future.

The commercial vehicle supply industry in which we operate has traditionally been highly competitive and cyclical, and, as a result, has experienced significant downturns in connection with, or in anticipation of, declines in general economic conditions.  Additionally, higher energy costs may negatively impact customer demand for our products.  The current economic conditions have resulted in a severe downturn in the vehicle supply industry resulting in a significant decline in our sales volume.  Any continued reduction in consumer and commercial spending may drive us and our competitors to reduce product pricing, which would have a negative impact on gross profit. Moreover, reduced revenues as a result of a softening of the economy may also reduce our working capital and interfere with our short term and long term strategies.

In addition, the ongoing global financial and economic crisis could impact our business in a number of other ways, including:

•                  uncertainty about current and future economic conditions may cause our customers and consumers in general to defer purchases; and

•                  the inability of customers to obtain sufficient credit to finance purchases of our products and meet their payment obligations to us could have a material adverse effect on our business, financial condition or results of operation.

In light of existing economic conditions, certain of our customers may need us to extend additional credit commitments and a continuation of the current credit crisis could require us to make difficult decisions between increasing our level of customer financing or potentially losing sales to these customers.

We currently maintain trade credit with certain of our key suppliers and utilize such credit to purchase significant amounts of raw materials and other supplies with payment terms.  As conditions in the commercial vehicle supply industry have become less favorable, key suppliers have been seeking to shorten trade credit terms or to require cash in advance for payment.  If a significant number of our key suppliers were to shorten or eliminate our trade credit, our inability to finance large purchases of our key supplies and raw materials would increase our costs and negatively impact our liquidity and cash flow.

Furthermore, as a result of the tightening credit markets, we may not be able to obtain additional financing on favorable terms, or at all. If one or more of the financial institutions that support our existing credit facilities fails, we may not be able to find a replacement, which would negatively impact our ability to borrow under our credit facilities. In addition, if the current pressures on credit continue or worsen, we may not be able to refinance, if necessary, our outstanding debt when due, which could have a material adverse effect on our business, results of operations or financial condition.

If as a result of the risks outlined above, our operating results falter and our cash flow or capital resources prove inadequate, or if interest rates increase significantly, we could face liquidity problems that could have a material adverse effect on our business, financial condition or results of operations.

We rely on, and make significant operational decisions based in part upon, industry data and forecasts primarily contained in industry forecast publications which may prove to be inaccurate.

We continue to operate in a challenging economic environment and our ability to maintain liquidity and comply with our debt covenants may be affected by economic or other conditions that are beyond our control and which are difficult to predict.  The 2009 production forecasts by ACT Publications for the significant commercial vehicle markets that we serve, are as follows:

North American Class 8	145,000
North American Classes 5-7	131,000
U.S. Trailers	86,000

Based on the these production builds, we expect to comply with our debt covenants and believe that our liquidity will be sufficient to fund currently anticipated working capital, capital expenditures, and debt service requirements for at least the next twelve months.  However, if our net sales are significantly less than expectations, given the volatility and the calendarization of the production builds as well as the other markets that we serve, or due to the challenging credit markets, we could violate our debt covenants or have insufficient liquidity.  In the event of noncompliance, we would pursue an amendment or waiver.  However, no assurances can be given that those forecasts will be accurate.

If deterioration of the economy continues, this could cause additional financial and operational declines, which could lead to unanticipated reductions in our earnings and could result in future goodwill impairments.

During fiscal 2008, we recorded goodwill and other intangible asset impairment charges of $277.0 million.   Factors we consider important that could trigger a subsequent impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of the use of our assets or the strategy for our overall business and significant negative industry or economic trends.  If current economic conditions worsen causing decreased revenues and/or increased costs, we may have further material goodwill impairments.

The failure to successfully implement our cost restructuring plan, or the lack of effect and impact of our cost restructuring plan once implemented, could adversely affect our business.

In September and December 2008, we implemented various cost reduction initiatives in response to, among other things, significant downturns in our industry. These initiatives have included aligning our workforce in response to slowdowns in the industry and consolidating certain of our facilities. We have recorded pre-tax restructuring expenses to cover costs associated with our cost reduction initiatives.  The combination of these and other actions we are taking is expected to reduce total fixed costs by approximately $25 to $30 million in fiscal 2009.  We cannot assure you that these cost reduction initiatives will be successfully implemented, or will sufficiently help in returning us to profitability. Because our restructuring activities involve changes to many aspects of our business, the cost reductions could adversely impact productivity and sales to an extent we have not anticipated. Even if we fully execute and implement these activities and they generate the anticipated cost savings, there may be other unforeseeable and unintended factors or consequences that could adversely impact our profitability and business, including unintended employee attrition.

We are dependent on sales to a small number of our major customers and on our status as standard supplier on certain truck platforms of each of our major customers.

Sales, including aftermarket sales, to International Truck, PACCAR, Daimler Truck North America, and Volvo/Mack constituted approximately 16.0%, 15.1%, 14.1%, and 7.5%, respectively, of our 2008 net sales. No other customer accounted for more than 5% of our net sales for this period. The loss of any significant portion of sales to any of our major customers would likely have a material adverse effect on our business, results of operations, or financial condition.

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

We are continuing to engage in efforts intended to improve and expand our relations with each of PACCAR, Daimler Truck North America, International Truck, and Volvo/Mack. We have supported our position with these customers through direct and active contact with end users, trucking fleets, and dealers, and have located certain of our marketing personnel in offices near these customers and most of our other major customers. We may not be able to successfully maintain or improve our customer relationships so that these customers will continue to do business with us as they have in the past or be able to supply these customers or any of our other customers at current levels. The loss of a significant portion of our sales to Daimler Truck North America, PACCAR, International Truck, or Volvo/Mack could have a material adverse effect on our business, results of operations or financial condition. In addition, the delay or cancellation of material orders from, or problems at, PACCAR, Daimler Truck North America, International Truck, or Volvo/Mack, or any of our other major customers could have a material adverse effect on our business, results of operations, or financial condition.  See “Item 1A—Risk Factors—Current economic conditions, including those related to the credit markets, may have a material adverse effect on our industry, business and results of operations.”

Increased cost or reduced supply of raw materials and purchased components may adversely affect our business, results of operations or financial condition.

Our business is subject to the risk of price increases and fluctuations and periodic delays in the delivery of raw materials and purchased components that are beyond our control. Our operations require substantial amounts of raw steel, aluminum, steel scrap, pig iron, electricity, coke, natural gas, sheet and formed steel, bearings, purchased components, fasteners, foam, fabrics, silicon sand, binders, sand additives, coated sand, and tube steel. Fluctuations in the delivery of these materials may be driven by the supply/demand relationship for material, factors particular to that material or governmental regulation for raw materials such as electricity and natural gas. In addition, if any of our suppliers seeks bankruptcy relief or otherwise cannot continue its business as anticipated or we cannot renew our supply contracts on favorable terms, the availability or price of raw materials could be adversely affected. Fluctuations in prices and/or availability of the raw materials or purchased components used by us, which at times may be more pronounced during periods of higher truck builds, may affect our profitability and, as a result, have a material adverse effect on our business, results of operations, or financial condition.  In addition, as described above, a shortening or elimination of our trade credit by our suppliers may affect our liquidity and cash flow and, as a result, have a material adverse effect on our business, results of operations, or financial condition.  See “Item 1A—Risk Factors—Current economic conditions, including those related to the credit markets, may have material adverse effect on our industry, business and results of operations.”

We use substantial amounts of raw steel and aluminum in our production processes. Although raw steel is generally available from a number of sources, we have obtained favorable sourcing by negotiating and entering into high-volume contracts with third parties with terms ranging from one to two years. We obtain raw steel and aluminum from various third-party suppliers. We may not be successful in renewing our supply contracts on favorable terms or at all. A substantial interruption in the supply of raw steel or aluminum or inability to obtain a supply of raw steel or aluminum on commercially desirable terms could have a material adverse effect on our business, results of operations or financial condition. We are not always able, and may not be able in the future, to pass on increases in the price of raw steel or aluminum to our customers. In particular, when raw material prices increase rapidly or to significantly higher than normal levels, we may not be able to pass price increases through to our customers on a timely basis, if at all, which could adversely affect our operating margins and cash flow. Any fluctuations in the price or availability of raw steel or aluminum may have a material adverse effect on our business, results of operations or financial condition.

Steel scrap and pig iron are also major raw materials used in our business to produce our wheel-end and industrial components. Steel scrap is derived from, among other sources, junked automobiles, industrial scrap, railroad cars, agricultural and heavy machinery, and demolition steel scrap from obsolete structures, containers and machines. Pig iron is a low-grade cast iron that is a product of smelting iron ore with coke and limestone in a blast furnace. The availability and price of steel scrap and pig iron are subject to market forces largely beyond our control, including North American and international demand for steel scrap and pig iron, freight costs, speculation and foreign exchange rates. Steel scrap and pig iron availability and price may also be subject to governmental regulation. We are not always able, and may not be able in the future, to pass on increases in the price of steel scrap and pig iron to our customers. In particular, when raw material prices increase rapidly or to significantly higher than normal levels, we may not be able to pass price increases through to our customers on a timely basis, if at all, which could have a material adverse effect on our operating margins and cash flow. Any fluctuations in the price or availability of steel scrap or pig iron may have a material adverse effect on our business, results of operations or financial condition. See “Item 1—Business—Raw Materials and Suppliers.”

Our business is affected by the seasonality and regulatory nature of the industries and markets that we serve.

Our operations are typically seasonal as a result of regular customer maintenance and model changeover shutdowns, which typically occur in the third and fourth quarter of each calendar year. This seasonality may result in decreased net sales and profitability during the third and fourth fiscal quarters.  In addition, federal and state regulations (including engine emissions regulations, tariffs, import regulations and other taxes) may have a material adverse effect on our business and are beyond our control. For example, The North American truck industry experienced a significant decline in 2007 due to more stringent emissions standards that became effective in 2007.

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

The markets in which we operate are highly competitive. We compete with a number of other manufacturers and distributors that produce and sell similar products. Our products primarily compete on the basis of price, manufacturing and distribution capability, product design, product quality, product delivery and product service. Some of our competitors are companies, or divisions, units or subsidiaries of companies that are larger and have greater financial and other resources than we do. For these reasons, our products may not be able to compete successfully with the products of our competitors. In addition, our competitors may foresee the course of market development more accurately than we do, develop products that are superior to our products, have the ability to produce similar products at a lower cost than we can, or adapt more quickly than we do to new technologies or evolving regulatory, industry, or customer requirements. As a result, our products may not be able to compete successfully with their products. In addition, OEMs may expand their internal production of components, shift sourcing to other suppliers, or take other actions that could reduce the market for our products and have a negative impact on our business. We may encounter increased competition in the future from existing competitors or new competitors. We expect these competitive pressures in our markets to remain strong. See “Item 1—Business—Competition.”

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

In the normal course of doing business, we are exposed to risks associated with changes in foreign exchange rates, particularly with respect to the Canadian dollar. From time to time, we use forward foreign exchange contracts, and other derivative instruments, to help offset the impact of the variability in exchange rates on our operations, cash flows, assets and liabilities. At December 31, 2008, the notional amount of open foreign exchange forward contracts was $21.8 million. Factors that could further impact the risks associated with changes in foreign exchange rates include the accuracy of our sales estimates, volatility of currency markets and the cost and availability of derivative instruments. See “Item 7A.  Quantitative and Qualitative Disclosure about Market Risk —Foreign Currency Risk.”  In addition, changes in the laws or governmental policies in the countries in which we operate could affect our business in such countries and our results of operations.

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

We manufacture our products at 19 facilities and provide logistical services at our just-in-time sequencing facilities in the United States. An interruption in production or service capabilities at any of these facilities as a result of equipment failure or other reasons could result in our inability to produce our products, which would reduce our net sales and earnings for the affected period. In the event of a stoppage in production at any of our facilities, even if only temporary, or if we experience delays as a result of events that are beyond our control, delivery times to our customers could be severely affected. Any significant delay in deliveries to our customers could lead to increased returns or cancellations and cause us to lose future sales. Our facilities are also subject to the risk of catastrophic loss due to unanticipated events such as fires, explosions or violent weather conditions. We may experience plant shutdowns or periods of reduced production as a result of equipment failure, delays in deliveries or catastrophic loss, which could have a material adverse effect on our business, results of operations or financial condition.

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

Work stoppages or other labor issues at our facilities or at our customers’ facilities could have a material adverse effect on our operations.

As of December 31, 2008, unions represented approximately 49% of our workforce. As a result, we are subject to the risk of work stoppages and other labor relations matters. Any prolonged strike or other work stoppage at any one of our principal unionized facilities could have a material adverse effect on our business, results of operations or financial condition. We have collective bargaining agreements with different unions at various facilities. These collective bargaining agreements expire at various times over the next few years, with the exception of our union contract at our Monterrey, Mexico facility, which expires on an annual basis.  The 2009 negotiations in Monterrey were successfully completed prior to the expiration of our union contract. In 2009, we have contracts expiring at our Brillion, Cuyahoga Falls, Elkhart Plant 2, and London, Ontario facilities. Based on the consolidation of the Cuyahoga Falls operations into our Erie plant, we will be ceasing operations performed by the collective bargaining unit at the Cuyahoga Falls facility and do not anticipate negotiating for a new contract at that location.  Any failure by us to reach a new agreement upon expiration of other union contracts may have a material adverse effect on our business, results of operations, or financial condition.

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

Our operations, facilities, and properties are subject to extensive and evolving laws and regulations pertaining to air emissions, wastewater discharges, the handling and disposal of solid and hazardous materials and wastes, the investigation and remediation of contamination, and otherwise relating to health, safety, and the protection of the environment and natural resources. As a result, we are involved from time to time in administrative or legal proceedings relating to environmental, health and safety matters, and have in the past incurred and will continue to incur capital costs and other expenditures relating to such matters. In addition to environmental laws that regulate our subsidiaries’ ongoing operations, our subsidiaries are also subject to environmental remediation liability. Under the federal Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), and analogous state laws, our subsidiaries may be liable as a result of the release or threatened release of hazardous materials into the environment. Our subsidiaries are currently involved in several matters relating to the investigation and/or remediation of locations where they have arranged for the disposal of foundry and other wastes. Such matters include situations in which we have been named or are believed to be Potentially Responsible Parties as defined under CERCLA or state or local laws in connection with the contamination of these sites. Additionally, environmental remediation may be required to address soil and groundwater contamination identified at certain facilities.

As of December 31, 2008, we had an environmental reserve of approximately $1.5 million, related primarily to our foundry operations. This reserve is based on current cost estimates and does not reduce estimated expenditures to net present value, but does take into account the benefit of a contractual indemnity given to us by a prior owner of our wheel-end subsidiary. The failure of the indemnitor to fulfill its obligations could result in future costs that may be material. Any cash expenditures required by us or our subsidiaries to comply with applicable environmental laws and/or to pay for any remediation efforts will not be reduced or otherwise affected by the existence of the environmental reserve. Our environmental reserve may not be adequate to cover our future costs related to the sites associated with the environmental reserve, and any additional costs may have a material adverse effect on our business, results of operations or financial condition. The discovery of additional sites, the modification of existing or the promulgation of new laws or regulations, more vigorous enforcement by regulators, the imposition of joint and several liability under CERCLA or analogous state laws, or other unanticipated events could result in a material adverse effect.

The final Iron and Steel Foundry NESHAP was developed pursuant to Section 112(d) of the Clean Air Act and requires all major sources of hazardous air pollutants to install controls representative of maximum achievable control technology. We believe that our foundry operations are in compliance with the applicable requirements of the Iron and Steel Foundry NESHAP. However, the imposition of liability under Iron Steel Foundry NESHAP could result in a material adverse effect.  See “Item 1—Business—Environmental Matters.”

We might fail to adequately protect our intellectual property, or third parties might assert that our technologies infringe on their intellectual property.

The protection of our intellectual property is important to our business. We rely on a combination of trademarks, copyrights, patents, and trade secrets to provide protection in this regard, but this protection might be inadequate. For example, our pending or future trademark, copyright, and patent applications might not be approved or, if allowed, they might not be of sufficient strength or scope. Conversely, third parties might assert that our technologies or other intellectual property infringe on their proprietary rights. Any intellectual property related litigation, which could result in substantial costs and diversion of our efforts and, whether or not we are ultimately successful, the litigation could have a material adverse effect on our business, results of operations or financial condition. See “Item 1—Business—Intellectual Property.”

Litigation against us could be costly and time consuming to defend.

We are regularly subject to legal proceedings and claims that arise in the ordinary course of business, such as workers’ compensation claims, OSHA investigations, employment disputes, unfair labor practice charges, customer and supplier disputes, and product liability claims arising out of the conduct of our business. Litigation may result in substantial costs and may divert management’s attention and resources from the operation of our business, which could have a material adverse effect on our business, results of operations or financial condition.

If we fail to retain our executive officers, our business could be harmed.

Our success largely depends on the efforts and abilities of our executive officers. Their skills, experience and industry contacts significantly contribute to the success of our business and our results of operations. The loss of any one of them, in particular our interim President and Chief Executive Officer, could have a material adverse effect on our business, results of operations or financial condition. All of our executive officers are at will, but each of them has a severance agreement, as discussed directly below, other than our current interim President and chief Executive Officer. In addition, our future success and profitability will also depend, in part, upon our continuing ability to attract and retain highly qualified personnel throughout our company, including a permanent Chief Executive Officer and a new Chief Financial Officer, to replace our current Chief Financial Officer that will depart in mid-April.

We have entered into typical severance arrangements with certain of our senior management employees, which may result in certain costs associated with strategic alternatives.

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

In addition, each participating executive is entitled to a change in control severance benefit if his or her employment with the Company is terminated during the Protection Period either by the participating executive for “good reason” or by the Company without “cause.” The change in control severance benefits for Tier II executives (Messrs. Armstrong, Gulda, Maniatis, Schomer and Wright) consist of a payment equal to 200% of the executive’s salary plus 200% of the greater of (i) the annualized incentive compensation to which the executive would be entitled as of the date on which the change of control occurs or (ii) the average incentive compensation award over the three years prior to termination. The change in control severance benefits for Tier III executives (other key executives) consist of a payment equal to 100% of the executive’s salary and 100% of the greater of (i) the annualized incentive compensation to which the executive would be entitled as of the date on which the change of control occurs or (ii) the average incentive compensation award over the three years prior to termination. If the participating executive’s termination occurs during the Protection Period, the severance and retention agreement also provides for the continuance of certain other benefits, including reimbursement for forfeitures under qualified plans and continued health, disability, accident and dental insurance coverage for the lesser of 18 months (or 12 months in the case of Tier III executives) from the date of termination or the date on which the executive receives such benefits from a subsequent employer.

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

Other Risks Related to Our Business

Our substantial leverage and significant debt service obligations could have a material adverse effect on our financial condition or our ability to fulfill our obligations and make it more difficult for us to fund our operations.

At December 31, 2008, our total indebtedness was $651.1 million. Our substantial level of indebtedness could have important negative consequences to us, including:

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

•                  Our leverage could place us at a competitive disadvantage compared to our competitors that have less debt; and

•                  Our failure to comply with the financial and other restrictive covenants in our debt instruments which, among other things, require us to maintain specified financial ratios and limit our ability to incur debt and sell assets, could result in an event of default that, if not cured or waived, could have a material adverse effect on our business or prospects; and

•                  Our debt level and debt service obligations could limit our flexibility in planning for, or reacting to, changes in our business and industry.

In addition, certain of our borrowings are and will continue to be at variable rates of interest, which exposes us to the risk of increasing interest rates. As of December 31, 2008, the carrying value of our total debt was $651.1 million, of which $376.2 million, or approximately 58%, was subject to variable interest rates. As of December 31, 2008, we were party to an interest rate swap agreement.  The agreement was established in December 2007 and has terms with the counterparty, at specified intervals, the difference between 3.81% from March 2008 through March 2010, and the variable rate interest amounts calculated by reference to the notional principal amount. The notional principal amounts under the terms are $200 million from March 2008 through March 2009, $150 million from March 2009 through September 2009 and $125 million from September 2009 through March 2010. If interest rates increase, our debt service obligations on our variable rate indebtedness would increase even though the amount borrowed remains the same. See “Item 6—Selected Consolidated Financial Data.”

Despite our substantial leverage, we and our subsidiaries will be able to incur more indebtedness. This could further exacerbate the risk immediately described above, including our ability to service our indebtedness.

We and our subsidiaries may be able to incur additional indebtedness in the future. Although our senior credit facilities and the indenture governing our senior subordinated notes contain restrictions on the incurrence of additional indebtedness, such restrictions are subject to a number of qualifications and exceptions, and under certain circumstances indebtedness incurred in compliance with such restrictions could be substantial. For example, we may incur additional debt to, among other things, finance future acquisitions, expand through internal growth, fund our working capital needs, comply with regulatory requirements, respond to competition or for general financial reasons alone. As of December 31, 2008, the revolving credit facility under our senior credit facility provides for additional borrowings of up to $22.4 million, which does not consider $16.6 million of letters of credit, under our U.S. facility.  Our Canadian revolving credit facility was fully drawn down at December 31, 2008. To the extent new debt is added to our and our subsidiaries’ current debt levels, the risks described above would increase.

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

If commercial vehicle production declines below industry forecasts, as described in “Item 1A—Risk Factors—We rely on, and make significant operational decisions based in part upon, industry data and forecasts primarily contained in industry forecast publications which may prove to be inaccurate,” we may be unable to comply with the restrictions contained in the credit facilities, and the lenders could:

•                  declare all borrowings outstanding, together with accrued and unpaid interest, to be immediately due and payable;

•                  require us to apply all of our available cash to repay the borrowings; or

•                  prevent us from making debt service payments on the senior subordinated notes.

Any of the above listed items would result in an event of default under our senior subordinated notes. If we were unable to repay or otherwise refinance these borrowings when due, our lenders could sell the collateral securing our senior credit facilities, which constitutes substantially all of our and our subsidiaries’ assets. Although holders of our senior subordinated notes could accelerate the notes upon the acceleration of the obligations under our credit facilities, we may not have sufficient assets remaining after we have paid all the borrowings under our senior credit facilities, and any other senior debt, to repay the senior subordinated notes.

Sun Capital has significant influence on our major corporate decisions and could take actions that could be adverse to you.

On February 4, 2009, an affiliate of Sun Capital Securities Group, LLC (“Sun Capital”) holding approximately $70 million principal amount of the indebtedness outstanding under our senior credit facilities completed a transaction pursuant to which it acquired a warrant exercisable for 25 percent of our fully-diluted common stock (the “Warrant”).  See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operation—Credit Agreement Amendment.” Sun Capital also currently owns approximately 9.7 percent of our outstanding common stock.  In connection with this transaction, we expanded the Board of Directors to 12 members and granted Sun Capital the right to elect five directors (the “Sun Capital Directors”) and nominate one independent director, amended our bylaws to require approval of two thirds of the Board of Directors for certain corporate actions, and issued a single share of a new class of preferred stock (the “Preferred Share”) to Sun Capital, which gives Sun Capital the right to approve certain corporate actions and to vote its 25% interest in our common stock held through the Warrant so long as Sun Capital maintains 10 percent ownership of our common stock (calculated on a fully-diluted basis).

As a result, Sun Capital has significant influence over us, our management and our policies, including the ability to block certain corporate actions that require the approval of two thirds of the Board of the Directors or the approval of the holder of the Preferred Share, and the ability to elect and remove the Sun Capital Directors.  As the holder of approximately 32.3% of our fully-diluted common stock (including the shares issuable upon exercise of the Warrant), Sun Capital also has significant influence on all matters requiring stockholder approval.  If Sun Capital sells or transfers its ownership stake to one person, such person would also have the same ability to influence us.  The ability of Sun Capital to influence certain of our major corporate decisions may harm the market price for our common stock by delaying, deferring or preventing transactions that are in the best interests of all shareholders or discouraging third-party investors.

The issuance of common stock to Sun Capital upon exercise of the Warrant or the sale of our common stock by Sun Capital could lower the market price of our common stock.

Sun Capital has the right to acquire 25% of the fully-diluted common stock of the Company for $.01 per share pursuant to the Warrant issued to Sun Capital on February 4, 2009.  These shares of common stock have been reserved by the Board of Directors for issuance to Sun Capital and Sun Capital has up to 10 years to exercise the Warrant.  The issuance of these shares upon exercise of the Warrant will decrease the ownership percentage of current outstanding shareholders and may result in a decrease in the market price of our common stock.

Additionally, the offer, sale, disposition or consummation of other such transactions involving substantial amounts of our common stock held by Sun Capital or other significant shareholders could result in a decrease of the market price of our common stock, particularly if such offers, sales, dispositions or transactions occur simultaneously or relatively close in time.

If a person unaffiliated with us were to acquire a substantial amount of our common stock, a change of control could occur.

If a person is able to acquire a substantial amount of our common stock, including by purchase of Sun Capital’s current approximate 32.3% holding of our fully-diluted common stock (including the shares issuable upon exercise of the Warrant), a change of control could be triggered under Delaware law or under our senior credit facilities.  If a change of control under our senior credit facilities was to occur, we would need to obtain a waiver from our lenders or amend the senior credit facilities.  If such a waiver or amendment were not granted, the lenders could accelerate the debt outstanding under the senior credit facilities.  If we were unable to obtain a new credit facility or otherwise refinance this debt, our liquidity and capital resources would be significantly limited, and our business operations could be materially and adversely impacted.   Additionally, if Sun Capital were to acquire additional shares of our Common Stock, a change of control under Delaware law could be triggered.

Item 1B.  Unresolved Staff Comments

None.

Item 2. Properties

The table below sets forth certain information regarding the material owned and leased properties of Accuride as of December 31, 2008. With the addition of our Whitestown, Indiana warehouse, which we leased beginning on January 5, 2009, we believe these properties are suitable and adequate for our business.

Facility Overview

Location	Business function	Brands Manufactured	Owned/ Leased		Size (sq. feet)
Evansville, IN	Corporate Headquarters	Corporate	Leased		37,229
London, Ontario, Canada	Heavy- and Medium-duty Steel Wheels, Light Truck Steel Wheels	Accuride	Owned		536,259
Henderson, KY	Heavy- and Medium-duty Steel Wheels, R&D	Accuride	Owned		364,365
Monterrey, Mexico	Heavy- and Medium-duty Steel Wheels, Light Truck Wheels	Accuride	Owned		262,000
Erie, PA	Forging and Machining-Aluminum Wheels	Accuride	Owned		421,229
Cuyahoga Falls, OH	Machining and Polishing-Aluminum Wheels	Accuride	Leased		131,700
Taylor, MI	Warehouse	Accuride	Leased		75,000
Springfield, OH	Assembly Line and Sequencing	Accuride	Owned		136,036
Whitestown, IN	Warehouse	Various	Leased		364,000
Rockford, IL	Wheel-end Foundry, Warehouse, Administrative Office	Gunite	Owned		619,000
Elkhart, IN	Machining and Assembling-Hub, Drums and Rotors	Gunite	Owned		258,000
Elkhart, IN	Machining and Assembling-Automatic Slack Adjusters	Gunite	Leased		37,000
Bristol, IN	Warehouse	Gunite	Leased		108,000
Brillion, WI	Molding, Finishing, Administrative Office	Brillion	Owned		451,740
Brillion, WI	Farm Equipment, Administrative Office	Brillion	Owned		141,460
Portland, TN	Metal Fabricating, Stamping, Assembly, Administrative Office	Imperial	Leased		200,000
Portland, TN	Plating and Polishing	Imperial	Owned		86,000
Decatur, TX	Metal Fabricating, Stamping, Assembly, Machining and Polishing Shop	Imperial	Owned		122,000
Denton, TX	Assembly Line and Sequencing	Imperial	Leased		60,000
Dublin, VA	Tube Bending, Assembly and Line Sequencing	Imperial	Owned		122,000
Chehalis, WA	Metal Fabricating, Stamping, Assembly	Imperial	Owned		90,000
Piedmont, AL	Manufacturing, Administrative Office	Bostrom	Leased	(a)	200,000
Livermore, CA	Manufacturing, Warehouse, Administrative Office	Fabco	Leased		56,800

(a)                                  This property is a leased facility for which we have an option to buy at any time.

Item 3. Legal Proceedings

Neither Accuride nor any of our subsidiaries is a party to any legal proceeding which, in the opinion of management, would have a material adverse effect on our business or financial condition.  However, we from time-to-time are involved in ordinary routine litigation incidental to our business, including actions related to product liability, contractual liability, intellectual property, workplace safety and environmental claims.  We establish reserves for matters in which losses are probable and can be reasonably estimated.  While we believe that we have established adequate accruals for our expected future liability with respect to our pending legal actions and proceedings, our liability with respect to any such action or proceeding may exceed our established accruals.  Further, litigation that may arise in the future may have a material adverse affect on our financial condition.

Item 4. Submissions of Matters to a Vote of Security Holders

None.

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock began trading publicly on the New York Stock Exchange on April 26, 2005, under the symbol “ACW.” Prior to that date, there was no public market for our common stock. On November 7, 2008, NYSE Regulation, Inc. (“NYSER”) issued a written notice that trading of our common shares would be suspended prior to the NYSE’s opening on Wednesday, November 12, 2008, and that the NYSER would initiate procedures to delist our common stock.  The NYSER concluded we were not in compliance with the NYSE’s continued listing standard under Section 802.01B of the NYSE Listed Company Manual (the “Listed Company Manual”) because the average global market capitalization of our common stock was less than $25 million over a consecutive 30 trading-day period as of November 5, 2008, which the NYSE viewed as the minimum threshold for continued listing.  Additionally, the NYSER noted that Accuride had fallen below the continued listing standard under Section 802.01B(1) of the Listed Company Manual which required average global market capitalization over a consecutive 30 trading-day period of not less than $75 million and stockholder’s equity of not less than $75 million. Our common shares commenced trading on the OTCBB on November 12, 2008, under the symbol “AURD”.

As of March 12, 2009, there were approximately 24 holders of record of our common stock, although there are many more beneficial owners. The following table sets forth the high and low sale prices of the common stock during 2007 and 2008.

	High	Low
Fiscal Year Ended December 31, 2007
First Quarter	$15.00	$10.96
Second Quarter	$16.11	$13.60
Third Quarter	$16.91	$12.11
Fourth Quarter	$12.65	$6.94
Fiscal Year Ended December 31, 2008
First Quarter	$8.48	$5.51
Second Quarter	$8.93	$3.95
Third Quarter	$4.28	$0.55
Fourth Quarter	$1.66	$0.13

DIVIDEND POLICY

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings, and we do not anticipate paying any cash dividends on our common stock. In addition, our senior credit facilities and the indenture governing our senior subordinated notes restrict our ability to pay dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity.” Any future determination to pay dividends will be at the discretion of Accuride’s Board of Directors (“Board of Directors”) and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects and other factors that our Board of Directors considers relevant.

STOCK OPTION AND PURCHASE PLAN

In connection with the initial public offering of 11,000,000 shares of our common stock in 2005, we adopted the Accuride 2005 Incentive Award Plan (the “Incentive Plan”), and the Accuride Employee Stock Purchase Plan (“ESPP”).  The Incentive Plan will terminate on the earlier of ten years after it was approved by our stockholders or when our Board of Directors terminates the Incentive Plan. Up to 1,633,988 shares of our common stock were reserved for issuance upon the grant or exercise of Awards as defined in the Incentive Plan. On June 14, 2007, the Incentive Plan was amended to increase the number of shares available for common stock grants to 3,633,988. Under the ESPP, we reserved 653,595 shares as available to issue to all of our eligible employees as determined by the Board of Directors. The ESPP has quarterly offering periods.   Effective January 1, 2006, the ESPP allows for shares to be purchased at a price per share equal to 95% of the fair market value per share on the purchase dates.  As of December 31, 2008, all of the shares reserved under the ESPP were issued.

The following table gives information about equity awards as of December 31, 2008:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,902,346	$7.90	1,511,845
Equity compensation plans not approved by security holders	—	$—	—

PERFORMANCE GRAPH

The following graph shows the total stockholder return of an investment of $100 in cash on April 26, 2005, the date public trading commenced in our common stock, for (i) our common stock, (ii) the S&P 500 Index, and (iii) a peer group of companies we refer to as “Commercial Vehicle Suppliers.”  We believe that a peer group of representative independent automotive suppliers of approximately comparable size and products to Accuride is appropriate for comparing shareowner return.  The Commercial Vehicle Suppliers group consists of ArvinMeritor, Inc., Commercial Vehicle Group, Inc., Cummins, Inc., Eaton Corporation, and Stoneridge, Inc.  All values assume reinvestment of the full amount of all dividends and are calculated through December 31, 2008.

	April 26, 2005	December 31, 2005	December 31, 2006	December 31, 2007	December 31, 2008
Accuride Corporation	$100.0	$143.3	$125.1	$87.3	$2.6
S&P 500 Index	$100.0	$108.4	$123.1	$127.5	$77.1
Commercial Vehicle Suppliers	$100.0	$111.4	$135.7	$179.0	$80.2

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

Selected Historical Operations Data (In thousands, except per share data)

	2008(1)	2007(1)	2006(1)	2005(1)	2004
Operating Data:
Net sales	$931,409	$1,013,686	$1,408,155	$1,229,311	$494,008
Gross profit(a)	55,600	86,494	196,897	201,136	102,657
Operating expenses(b)	55,202	55,798	53,458	51,601	25,550
Intangible asset impairment expenses(c)	277,041	1,100	—	—	—
Income (loss) from operations	(276,643)	29,596	143,439	149,535	77,107
Operating income (loss) margin(d)	(29.7)%	2.9%	10.2%	12.2%	15.6%
Interest income (expense), net(e)	(51,400)	(48,344)	(50,910)	(71,117)	(36,845)
Equity in earnings of affiliates(f)	—	—	621	455	646
Other income (expense), net(g)	(4,821)	6,978	602	563	108
Income tax (expense) benefit	4,598	3,131	(28,619)	(28,209)	(19,526)
Net income (loss)	(328,266)	(8,639)	65,133	51,229	21,490

Other Data:
Net cash provided by (used in):
Operating activities	(9,165)	82,942	151,013	91,915	58,329
Investing activities	(35,307)	(36,366)	(40,795)	(47,606)	(27,272)
Financing activities	77,213	(65,845)	(48,429)	(67,737)	(1,906)
EBITDA(h)	41,739	99,260	211,691	196,107	106,299
Unusual items (increasing) decreasing EBITDA(i)	31,553	9,647	5,445	2,045	(427)
Depreciation, amortization, and impairment(j)	323,203	62,686	67,029	45,552	28,438
Capital expenditures	29,685	36,499	42,189	39,958	26,421

Balance Sheet Data (end of year):
Cash and cash equivalents	$123,676	$90,935	$110,204	$48,415	$71,843
Working capital(k)	58,465	72,476	101,137	106,256	32,944
Total assets	808,550	1,113,634	1,233,187	1,220,354	563,297
Total long-term debt	651,169	572,725	642,725	697,725	488,680
Stockholders’ equity (deficiency)	(73,815)	273,800	263,582	175,743	(45,781)

Earnings (Loss) Per Share Data:(l)
Basic	$(9.24)	$(0.25)	$1.90	$1.74	$1.47
Diluted	(9.24)	(0.25)	1.88	1.70	1.41
Weighted average common shares outstanding:
Basic	35,538	35,179	34,280	29,500	14,657
Diluted	35,538	35,179	34,668	30,075	15,224

(1)                   The consolidated information provided since January 31, 2005 includes the acquisition of TTI.

(a)                   Gross profit for 2004 reflects $0.5 million for costs associated with the fire damage and resulting business interruption sustained at our facility in Cuyahoga Falls, Ohio in August 2003, $1.2 million for costs associated with roof damage and resulting business interruption sustained at our facility in Cuyahoga Falls, Ohio, offset by $2.0 million of insurance proceeds received in the fourth quarter of 2004 related to the business interruption portion of our 2003 fire claim.  Gross profit for 2005 reflects $0.7 million of pension curtailment costs associated with our facility in Rockford, Illinois.  Gross profit for 2006 was impacted by a $10.4 million increase in revenue from a resolution of a commercial dispute with a customer, accelerated depreciation expense of certain light wheel assets in our London, Ontario, and Monterrey, Mexico, facilities of $16.3 million, a loss of $1.4 million from a sale of property in Columbia, Tennessee, an impairment of tooling assets in our Piedmont, Alabama, facility of $2.3 million and a non-cash pension curtailment charge of $2.5 million in our London, Ontario, facility. Gross profit for 2007 was impacted by a $10.6 million increase in revenue from a 2006 resolution of a commercial dispute with a customer, depreciation expense of certain Wheel assets of $12.8 million associated the acceleration of depreciation in 2006, a non-cash post-employment benefit curtailment charge of $1.2 million due to a plan amendment at our Erie, Pennsylvania facility, and a non-cash curtailment charge of $9.1 million in our London, Ontario, facility.  Gross profit for 2008 was impacted by a $7.7 million of costs related to a labor disruption at our Rockford, Illinois, facility, a $7.4 million charge for restructuring that was primarily severance-related, $3.1 million non-cash charge for the loss on a sale of assets at our Anniston, Alabama, facility, and $2.8 million in other severance charges unrelated to our restructuring activities.

(b)                  Includes $2.4 million, $2.7 million, and $1.5 million of stock-based compensation expense during the years ended December 31, 2008, 2007, and 2006, respectively, due to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, on January 1, 2006.

(c)                   During 2007, an intangible asset impairment of $1.1 million was recorded related to our Gunite trade name.  During 2008, a goodwill and intangible asset impairment charge of $277.0 million was recognized.  (See Note 4 to our Consolidated Financial Statements.)

(d)                  Represents operating income as a percentage of sales.

(e)                   Includes $1.6 million for fees related to an amendment of covenants during the year ended December 31, 2007. Includes $20.0 million of refinancing costs and $4.5 million of losses on debt extinguishment during the year ended December 31, 2005.

(f)                     Includes our income from AOT, Inc., a joint venture in which we owned a 50% interest through October 31, 2006.  On October 31, 2006, Accuride acquired the remaining interest from Goodyear, making AOT, Inc. a wholly-owned subsidiary of the Company.

(g)                  Consists primarily of realized and unrealized gains and losses related to the change in market value of our currency derivative instruments.

(h)                  EBITDA is not intended to represent cash flows as defined by generally accepted accounting principles (“GAAP”), and should not be considered as an alternative to net income as an indicator of our operating performance or to cash flows as a measure of liquidity. We have included information concerning EBITDA because it is a basis upon which we assess our financial performance and incentive compensation, and certain covenants in our borrowing arrangements are tied to this measure. In addition, EBITDA is used by certain investors as a measure of the ability of a company to service or incur indebtedness and it is a financial measure commonly used in our industry. EBITDA as presented in this report may not be comparable to similarly titled measures used by other companies in our industry. EBITDA consists of our net income (loss) before interest expense, income tax expense (benefit), depreciation, amortization, and impairment. Set forth below is a reconciliation of our net income (loss) to EBITDA:

	Year Ended December 31,
	2008	2007	2006	2005	2004
Net income (loss)	$(328,266)	$(8,639)	$65,133	$51,229	$21,490
Income tax expense (benefit)	(4,598)	(3,131)	28,619	28,209	19,526
Interest expense, net	51,400	48,344	50,910	71,117	36,845
Depreciation, amortization, and impairment	323,203	62,686	67,029	45,552	28,438
EBITDA	$41,739	$99,260	$211,691	$196,107	$106,299

(i)                      EBITDA was affected by the unusual items presented pre-tax in the following table:

(in thousands)	2008	2007	2006	2005	2004
Restructuring and curtailment costs(1)	$12,412	$16,774	3,392	—	—
Business interruption costs less recoveries(2)	—	(3,225)	$—	$(871)	$(319)
Strike avoidance costs(3)	7,653	2,141	—	—	—
Other unusual items(4)	3,257	450	2,111	1,728	—
Items related to Accuride’s credit agreement(5)	5,174	(6,493)	(58)	(565)	(108)
Inventory adjustment(6)	—	—	—	1,753	—
Loss on sale of assets(7)	3,057	—	—	—	—
Unusual items (increasing) decreasing EBITDA	$31,553	$9,647	$5,445	$2,045	$(427)

(1)    Restructuring and curtailment costs are primarily associated with a reduction in our employee workforce.

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

(3)    In 2008 and 2007, we incurred $7.7 million and $2.1 million, respectively, for lockout related costs associated with the expiration of the labor contract at our facility in Rockford, Illinois.

(4)    Operating expenses in 2008 included $4.3 million for product development costs in our seating business.  Other unusual items in 2007 included $0.5 million for fees associated with our secondary stock offerings. Other unusual items in 2006 included $1.4 million for write-downs and fees related to the sale of our Columbia, Tennessee, facility and $0.7 million for other non-operating/non-recurring items at our Erie, Pennsylvania, facility. Other unusual items in 2005 included $0.8 million for fees associated with our secondary stock offering, $0.3 million inventory write-down for a business exit and $0.7 million for a pension curtailment charge.

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

(7)    In 2008, we recognized a loss on the sale of assets at our Anniston, Alabama, facility of $3.1 million.

(j)       During 2007 and 2006, we recorded $12.8 million and $16.3 million of accelerated depreciation of certain wheel assets as a result of a reduction of the useful lives of the assets in 2006. During 2007, an intangible asset impairment loss of $1.1 million was recorded related to our Gunite trade name.  During 2008, we recognized impairment losses of $277.0 million.  (See Note 4 to our Consolidated Financial Statements.)

(k)      Working capital represents current assets less cash and current liabilities, excluding short-term debt.

(l)       Basic and diluted earnings per share data are calculated by dividing net income (loss) by the weighted average basic and diluted shares outstanding.

Item 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) describes matters we consider important to understanding the results of our operations for each of the three years in the period ended December 31, 2008, and our capital resources and liquidity as of December 31, 2008 and 2007.

The following discussion should be read in conjunction with “Selected Consolidated Financial Data” and our Consolidated Financial Statements and the notes thereto, all included elsewhere in this report. The information set forth in this MD&A includes forward-looking statements that involve risks and uncertainties. Many factors could cause actual results to differ from those contained in the forward-looking statements including, but not limited to, those discussed in Item 7A. “Quantitative and Qualitative Disclosure about Market Risk,” Item 1A. “Risk Factors” and elsewhere in this report.

General Overview

We are one of the largest and most diversified manufacturers and suppliers of commercial vehicle components in North America. Our products include commercial vehicle wheels, wheel-end components and assemblies, truck body and chassis parts, seating assemblies and other commercial vehicle components. We market our products under some of the most recognized brand names in the industry, including Accuride, Gunite, Imperial, Bostrom, Fabco, Brillion, and Highway Original. We believe that we have number one or number two market positions in steel wheels, forged aluminum wheels, brake drums, disc wheel hubs, spoke wheels, metal grills, metal bumpers, crown assemblies, chrome plating and polishing, seating assemblies, and fuel tanks in commercial vehicles. We serve the leading OEMs and their related aftermarket channels in most major segments of the commercial vehicle market, including heavy- and medium-duty trucks, commercial trailers, light trucks, buses, as well as specialty and military vehicles.

Our primary product lines are standard equipment used by a majority of North American heavy- and medium-duty truck OEMs, creating a significant barrier to entry. We believe that substantially all heavy-duty truck models manufactured in North America contain one or more Accuride components.

Our diversified customer base includes substantially all of the leading commercial vehicle OEMs, such as Daimler Truck North America, LLC, with its Daimler Truck North America, Sterling and Western Star brand trucks, PACCAR., with its Peterbilt and Kenworth brand trucks, International Truck, with its International brand trucks, and Volvo/Mack, with its Volvo and Mack brand trucks. Our primary commercial trailer customers include leading commercial trailer OEMs, such as Great Dane Limited Partnership and Wabash National, Inc. Our major light truck customer is General Motors Corporation. Our product portfolio is supported by strong sales, marketing and design engineering capabilities and is manufactured in 19 strategically located, technologically-advanced facilities across the United States, Mexico and Canada.

Dispute Resolution

During the fourth quarter of 2006, we resolved a commercial dispute with Ford Motor Company (“Ford”).  As a result of the resolution, we recognized $10.4 million and $10.6 million of revenue in 2006 and 2007, respectively.  In addition, cash flow increased by $10.0 million and $11.0 million in 2006 and 2007, respectively. Ford re-sourced its Accuride business to another supplier during 2007.  In 2007, total sales to Ford were less than 5% of total revenues. See Note 5 in our Consolidated Financial Statements for a discussion of accelerated depreciation associated with the light wheel assets as a result of the reduction in product sales to Ford.

Business Outlook

Recent global market and economic conditions have been unprecedented and challenging with tighter credit conditions and recession in most major economies continuing into 2009.  As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads.  Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide credit to businesses and consumers.  These factors have lead to a decrease in spending by businesses and consumers alike. Continued turbulence in the U.S. and international markets and economies and prolonged declines in business and consumer spending may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our customers, including our ability to refinance maturing liabilities and access the capital markets to meet liquidity needs.

The heavy- and medium-duty truck and commercial trailer markets and the related aftermarket are the primary drivers of our sales. These markets are, in turn, directly influenced by conditions in the North American truck industry generally and by overall economic growth and consumer spending.   Accordingly, the current economic conditions described above have led to a severe downturn in the North American truck and vehicle supply industries, which has resulted in a significant decline in our sales volume.  Furthermore, industry analysts expect that demand in 2009 will be lower than in 2008.  We cannot accurately predict how prolonged this downturn may be, and this downturn may lead to further reduced spending and deterioration in the North American truck and vehicle supply industries for the foreseeable future. Delayed or failed economic recovery could have a material adverse effect on our business, results of operations, or financial condition.

Restructuring

During 2008, in response to the slow commercial vehicle market and the decline of sales, management undertook a review of current operations that led to a comprehensive restructuring plan. On September 22, 2008, we approved a restructuring plan to more appropriately align our workforce in response to the relatively slow commercial vehicle market.  On December 15, 2008, we announced additional actions in regards to the restructuring plan that focused on the consolidation of several of our facilities.  We recognized pre-tax restructuring expenses of $12.4 million in accordance with Statement of Financial Standard (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  We expect cost savings to be approximately $25 million to $30 million in 2009.

On a reportable segment basis, the Company recorded total pre-tax restructuring expenses related to employee severance costs of $3.8 million in the Wheels segment, $1.9 million in the Components segment, $0.1 million in our Other segment, and $2.2 million in unallocated corporate expenses.  The Wheels segment also recognized a pension curtailment of $1.1 million, for which cash payments are estimated to occur in 2010.  Corporate impaired investments of $3.1 million.  The Components segment also recognized losses on other asset disposals of $0.2 million.  Of the $12.4 million restructuring expenses recorded during the period, $7.4 million was recorded in cost of goods sold and the remaining $5.0 million was recorded in selling, general and administrative operating expenses.

Future cash outflows related to the charges taken total $4.3 million, of which $4.1 million will be paid in 2009.

Credit Agreement Amendment

On February 4, 2009, we completed the second amendment (the “Second Amendment”) to the term facility (the “Term Facility”) and revolving credit facility (the “Revolving Credit Facility”) under our credit agreement, dated January 31, 2005 (the “Credit Agreement”), among Accuride, Accuride Canada, Inc., Citicorp USA, Inc., as administrative agent, and other lender parties thereto.  On February 4, 2009, Accuride also completed its previously announced transaction with an affiliate of Sun Capital, which currently holds approximately $70 million principal amount of the indebtedness outstanding under the Term Facility (the “Last-Out Loans”).

The Second Amendment adjusts certain financial covenants under the Credit Agreement from the fourth quarter of 2008 through 2010, including leverage, interest coverage and fixed charge coverage ratios, and extends the maturity date of the Revolving Credit Facility until January 31, 2011.  In connection with the Second Amendment, Sun Capital agreed to modify the Last-Out Loans to become last out as to payment to the other loans outstanding under the Term Facility.  Sun Capital also agreed to modify certain voting provisions and other rights under the Credit Agreement as a holder of the Last-Out Loans.

In connection with the modification of the Last-Out Loans and pursuant to a Last-Out Debt Agreement, dated February 4, 2009, that Accuride entered into with Sun Capital, we issued the Warrant to Sun Capital exercisable for 25 percent of our fully-diluted common stock, expanded our board of directors to 12 members and granted Sun Capital the right to elect the five Sun Capital Directors and nominate one independent director.  We amended our bylaws to require approval of two thirds of the Board of Directors for certain corporate actions and issued the Preferred Share to Sun Capital that gives Sun Capital the right to approve certain corporate actions so long as Sun Capital maintains 10 percent ownership of our common stock.  Sun Capital has also agreed to provide customary strategic, business and operational support to Accuride.  Sun Capital currently owns approximately 9.9 percent of our outstanding common stock.

Fees to be paid in 2009 associated with the Second Amendment are approximately $10.5 million.

Results of Operations

Comparison of Fiscal Years 2008 and 2007

The following table sets forth certain income statement information for the fiscal years 2008 and 2007:

(In thousands except per share data)	Fiscal 2008		Fiscal 2007

Net sales:
Wheels	$391,433	42.1%	$477,115	47.1%
Components	492,025	52.8%	491,324	48.5%
Other	47,951	5.1%	45,247	4.4%
Total net sales	$931,409	100.0%	$1,013,686	100.0%
Gross profit:
Wheels	65,018	16.6%	69,555	14.6%
Components	(18,728)	(3.8)%	7,108	1.4%
Other	13,226	27.6%	11,676	25.8%
Corporate	(3,916)	—%	(1,845)	—%
Total gross profit	55,600	6.0%	86,494	8.5%
Operating expenses	55,202	5.9%	55,798	5.5%
Goodwill and intangible asset impairments	277,041	29.7%	1,100	0.1%
Income (loss) from operations	(276,643)	(29.7)%	29,596	2.9%
Interest (expense), net	(51,400)	(5.5)%	(48,344)	(4.8)%
Other income (loss)	(4,821)	(0.5)%	6,978	0.7%
Income tax benefit	(4,598)	(0.5)%	(3,131)	(0.3)%
Net loss	$(328,266)	(35.2)%	$(8,639)	(0.9)%

Net Sales.  Net sales for the year ended December 31, 2008 were $931.4 million, which decreased 8.1% compared to net sales of $1,013.7 million for the year ended December 31, 2007.  The decrease in net sales in our Wheels segment was primarily a result of the reduced demand in the commercial vehicle industry along with approximately $10 million of reduced pricing.  Our Components segment increased net sales mostly due to approximately $42 million of price increases realized to offset increased material costs.  The Other segment’s revenues also increased due to other price increases realized to offset increased material costs.

Gross Profit.  Gross profit decreased $30.9 million to $55.6 million for the year ended December 31, 2008 from $86.5 million for the year ended December 31, 2007 primarily due to reduced sales and operating inefficiencies related to low production volume.  Gross profit as a percent of sales dropped from 8.5% to 6.0%, due to our Components segment’s gross margin of 1.4% in 2007 dropping to a loss of 3.8% in 2008 primarily due to production inefficiencies caused by reduced sales.  Included in 2008 were $7.4 million of severance and other expenses related to restructuring.  Included in 2008 and 2007 in our Components segment were $7.7 million and $2.1 million, respectively, of costs related to a labor disruption at our Rockford, Illinois, facility.  Included in 2007 results in our Wheels segment are additional severance and other charges of $16.7 million primarily related to a reduction-in-force in our Canadian facility, accelerated depreciation of $12.8 million, and recognition of a gain of $3.8 million from an insurance settlement.

Operating Expenses.  Operating expenses decreased $0.6 million to $55.2 million for the year ended December 31, 2008 from $55.8 million for the year ended December 31, 2007.  This was primarily due to reduced salary and incentive compensation, partially offset by $5.0 million of restructuring costs and $4.3 million of research and development costs recognized in the current year that are not expected to continue.  During 2007, we incurred start-up costs for our facility in Alabama of $1.4 million and expenses of $0.5 million related to the secondary stock offerings by selling shareholders in 2007.

Goodwill and Intangible Asset Impairments.  Due to the significant decline in our stock price resulting from overall economic and industry conditions, we determined that an indicator of impairment existed for both goodwill and other intangible assets as of June 30, 2008, and we recognized impairment charges of $212.2 million.  Our annual impairment test was performed as of November 30, 2008, which also indicated impairment and resulted in recognizing additional impairment charges totaling $64.8 million.  Such charges were non-cash and did not affect our liquidity, tangible equity or debt covenant ratios.

Interest Expense.  Net interest expense increased $3.1 million to $51.4 million for the year ended December 31, 2008 from $48.3 million for the year ended December 31, 2007.  The increase of expense is attributable to $5.7 million of losses from our interest rate swap agreements in the current year compared to $0.3 million of gains in 2007’s results, partially offset by a decrease in interest expense related to reduced debt and $1.6 million of costs incurred in 2007 related to amending our credit agreements.

Income Tax Provision.  The $4.6 million of income tax benefits recorded in the year ended December 31, 2008, was $1.5 million higher than the $3.1 million income tax benefit recorded in the year ended December 31, 2007, which was mainly due to recognizing a valuation allowance against our deferred tax assets in 2008, partially offset by the decrease in pre-tax earnings. The differences between the effective rates and statutory rates for our U.S. and Mexico tax jurisdictions have not changed significantly.

Net Income.  We had a net loss of $328.3 million for the year ended December 31, 2008 compared to a net loss of $8.6 million for the year ended December 31, 2007.  This was primarily a result of the lower gross profit due to the reduction in sales demand and the goodwill and other intangible asset impairments recognized during 2008.

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

Gross Profit.  Gross profit decreased $110.4 million to $86.5 million for the year ended December 31, 2007 from $196.9 million for the year ended December 31, 2006 primarily due to reduced sales and operating inefficiencies related to low production volume.  Gross profit as a percent of sales dropped from 14.0% to 8.5%, due to our Components segment’s gross margin of 10.6% in 2006 dropping to 1.4% in 2007 due to inefficiencies caused by reduced sales. Included in 2007 in our Components segment were $2.1 million of costs related to a labor disruption at our Rockford, Illinois, facility. Included in 2007 results in our Wheels segment are additional severance and other charges of $15.5 million related to a reduction-in-force in our Canadian facility, other benefit charges of $1.2 million related to a post-employment benefit plan amendment at our facility in Erie, Pennsylvania, accelerated depreciation of $12.8 million, and recognition of a gain of $3.8 million from an insurance settlement.

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

Interest Expense.  Net interest expense decreased $2.6 million to $48.3 million for the year ended December 31, 2007 from $50.9 million for the year ended December 31, 2006.  The reduction of expense is attributable to a decrease in interest expense related to reduced debt and $0.3 million of gains from our interest rate swap agreements in the current year, partially offset by $1.6 million of costs incurred in 2007 related to amending our credit agreements.  Total debt as of December 31, 2007, was $572.7 million compared to $642.7 million as of December 31, 2006.

Income Tax Provision.  The $3.1 million of income tax benefits recorded in the year ended December 31, 2007, was $31.7 million lower than the $28.6 million expense in the year ended December 31, 2006, which was due to the decrease in pre-tax earnings of $105.5 million and the impact of foreign currency exchange rates during 2007.  The effective rate for the year ended December 31, 2007, was negative 26.6% compared to 30.5% for the year ended December 31, 2006. The differences between the effective rates and statutory rates for our U.S. and Mexico tax jurisdictions have not changed significantly.  However, recent changes in the Canadian dollar to U.S. dollar exchange rates during the period have resulted in a pre-tax loss (and, therefore, an income tax benefit) for our Canadian tax jurisdiction, whereas we recorded pre-tax income under U.S. GAAP.

Net Income.  We had a net loss of $8.6 million for the year ended December 31, 2007 compared to net income of $65.1 million for the year ended December 31, 2006.  This was primarily a result of the lower gross profit due to the reduction in sales demand and the additional depreciation, severance and other benefit charges.

Changes in Financial Condition

Total assets decreased from $1,113.6 million at December 31, 2007 to $808.6 million at December 31, 2008 for a $305.0 million decrease in total assets during the year ended December 31, 2008.  This was mostly due to $277.0 million of goodwill and other intangible asset impairment charges recognized during 2008.

Net working capital, defined as current assets less cash and current liabilities, decreased $14.0 million from $72.5 million on December 31, 2007, to $58.5 million on December 31, 2008.

Significant changes in net working capital from December 31, 2007, were as follows:

•                  A decrease in receivables of $11.2 million due to the reduction in sales,

•                  A decrease in inventories and supplies of $15.8 million due to the reduction in sales demand,

•                  A decrease in accounts payable of $16.1 million due to the reduction in amounts due related to inventory and other items, and

•                  A decrease in accrued payroll and compensation of $10.8 million primarily due to not having a liability in the current year for certain incentive and other compensation programs.

Capital Resources and Liquidity

Our primary source of liquidity during 2008 was cash reserves. In addition, during 2008, we had a $125 million Revolving Credit Facility (“Revolver”), as defined and discussed below. Pursuant to the second amendment to the Fourth Amended and Restated Credit Agreement, the Revolver was reduced to $100 million.  In addition, Lehman Brothers, who owns $24 million of the Revolver is considered a defaulted lender due to their bankruptcy in 2008.  As of March 12, 2009, $25 million was drawn on the Revolver and an additional $51 million is available.  Primary uses of cash were working capital needs, capital expenditures, and debt service.

Operating Activities

Net cash used in operating activities in 2008 amounted to $9.2 million compared to net cash provided by operating activities of $82.9 million for the comparable period in 2007. Of the $92.1 million reduction, approximately $44 million was due to changes in working capital in the comparative periods.  As we entered 2007, sales and production volumes were robust through the first quarter.  At the beginning of the second quarter, the industry began a severe downturn, which drove down our working capital levels, which became a large source of cash during 2007.  Sales and production levels during 2008 were more reflective of the last three quarters of 2007, therefore the working capital source of cash was not repeatable.  Aside from working capital, the overall drop in sales demand and production volume in 2008 compared to 2007 resulted in less operating income and , as a result, less cash from operations.

Investing Activities

Net cash used in investing activities totaled $35.3 million for the year ended December 31, 2008, compared to a use of $36.4 million for the year ended December 31, 2007, a decrease of $1.1 million. Our most significant cash outlays for investing activities are the purchases of property, plant, and equipment. Our capital expenditures in 2008 were $29.7 million compared to capital expenditures of $36.5 million in 2007. Cash generated from operations and existing cash reserves funded these expenditures.  Capital expenditures for 2009 are expected to be between $30 million and $35 million, which we expect to fund through our cash from operations and existing cash reserves.

Financing Activities

Net cash provided by financing activities totaled $77.2 million for 2008 compared to net cash used by financing activities of $65.8 million for the comparable period in 2007. During 2008, we increased our borrowings of our Revolving Credit Facility by $78.4 million compared to reducing term debt by $70 million during 2007.  The $78.4 million of borrowings in 2008 on the Revolving Credit Facility were reduced by $53.0 million in February 2009.

Bank Borrowing

Effective January 31, 2005, we entered into a fourth amended and restated credit agreement (the “Fourth Amended and Restated Credit Agreement”) in conjunction with the acquisition of TTI to refinance substantially all of our existing bank facilities, as well as the senior bank debt and subordinated debt of TTI. Under the refinancing, we entered into (i) a Term Facility in an aggregate principal amount of $550 million that requires annual amortization payments of 1% per year, with the balance payable on January 31, 2012, and (ii) a Revolving Credit Facility in an aggregate amount of $125 million (comprised of a $95 million U.S. revolving credit facility and a $30 million Canadian revolving credit facility) which matures on January 31, 2010. The U.S. and Canadian Revolving Credit Facilities were drawn down $48.4 million and $30 million, respectively, as of December 31, 2008. The loans under the term credit facility and the U.S. revolving credit facility are secured by, among other things, a lien on substantially all of our U.S. properties, assets and domestic subsidiaries and a pledge of 65% of the stock of our foreign subsidiaries. The loans under the Canadian revolving facility are secured by substantially all the properties and assets of Accuride Canada, Inc. As of December 31, 2008, the outstanding balance on the term debt was $294.6 million.

On November 28, 2007, we entered into the first amendment (the “First Amendment”) to the Fourth Amended and Restated Credit Agreement, dated as of January 31, 2005. The First Amendment increased pricing and modified certain financial covenants through 2008, including changes to the leverage, interest coverage and fixed charge coverage ratios.

On February 4, 2009, we completed a second amendment (the “Second Amendment”) to our Term Facility and Revolving Credit Facility under our Fourth Amended and Restated Credit Agreement, dated January 31, 2005.  On February 4, 2009, Accuride also completed its previously announced transaction with an affiliate of Sun Capital, which currently holds approximately $70 million principal amount of the Last-Out Loans.

The Second Amendment adjusts certain financial covenants under the Fourth Amended and Restated Credit Agreement from the fourth quarter of 2008 through 2010, including leverage, interest coverage and fixed charge coverage ratios, and extends the maturity date of the Revolving Credit Facility until January 31, 2011.  In connection with the Second Amendment, Sun Capital agreed to modify the Last-Out Loans to become last out as to payment to First-Out Loans.  Sun Capital also agreed to modify certain voting provisions and other rights under the Fourth Amended and Restated Credit Agreement as a holder of the Last-Out Loans.  Fees to be paid in 2009 associated with the Second Amendment are approximately $10.5 million.

Restrictive Debt Covenants.  Our credit documents contain numerous financial and operating covenants that limit the discretion of management with respect to certain business matters. These covenants place significant restrictions on, among other things, the ability to incur additional debt, to pay dividends, to create liens, to make certain payments and investments and to sell or otherwise dispose of assets and merge or consolidate with other entities. Accuride is also required to meet certain financial ratios and tests including a leverage ratio, an interest coverage ratio, and a fixed charge coverage ratio. A failure to comply with the obligations contained in the credit documents could result in an event of default, and possibly the acceleration of the related debt and the acceleration of debt under other instruments evidencing indebtedness that may contain cross-acceleration or cross-default provisions. We were in compliance with all such covenants at December 31, 2008 according to the provisions of the Second Amendment.

We continue to operate in a challenging economic environment and our ability to maintain liquidity and comply with our debt covenants may be affected by economic or other conditions that are beyond our control and which are difficult to predict.  The 2009 production forecasts by ACT Publications for the significant commercial vehicle markets that we serve, are as follows:

North American Class 8	145,000
North American Classes 5-7	131,000
U.S. Trailers	86,000

Based on the these production builds, we expect to comply with our debt covenants and believe that our liquidity will be sufficient to fund currently anticipated working capital, capital expenditures, and debt service requirements for at least the next twelve months.  However, if our net sales are significantly less than expectations, given the volatility and the calendarization of the production builds as well as the other markets that we serve, or due to the challenging credit markets, we could violate our debt covenants or have insufficient liquidity.  In the event of noncompliance, we would pursue an amendment or waiver.  However, no assurances can be given that those forecasts will be accurate.

Senior Subordinated Notes.  Effective January 31, 2005, we issued $275 million aggregate principal amount of 8 1/2% senior subordinated notes due 2015 (the “Senior Subordinated Notes”) in a private placement transaction. Interest on the senior subordinated notes is payable on February 1 and August 1 of each year, beginning on August 1, 2005. The Senior Subordinated Notes mature on February 1, 2015 and may be redeemed, at our option, in whole or in part, at any time on or before February 1, 2010 in cash at the redemption prices set forth in the indenture, plus interest. The Senior Subordinated Notes are general unsecured obligations ranking senior in right of payment to all of our existing and future subordinated indebtedness. The Senior Subordinated Notes are subordinated to all of our existing and future senior indebtedness including indebtedness incurred under our Credit Agreement.

In May 2005, we successfully completed an exchange offer as required per the terms of the registration rights agreement we entered into with the initial purchasers in connection with the issuance of our Senior Subordinated Notes. Pursuant to an effective exchange offer registration statement filed with the SEC, holders of our outstanding senior subordinated notes exchanged such notes for otherwise identical 8 1/2% Senior Subordinated Notes due 2015 (the “Registered Senior Subordinated Notes”) which have been registered under the Securities Act.

Off-Balance Sheet Arrangements.  Our off-balance sheet arrangements include the operating leases and unconditional purchase obligations which are principally take-or-pay obligations related to the purchase of certain materials, including natural gas, consistent with customary industry practice as well as letters of credit.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations as of December 31, 2008 considering the provisions of the Amendment dated February 4, 2009 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods:

	Payments due by period
(dollars in millions)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt	$659.5	$—	$78.4	$303.0	$278.1
Interest on long-term debt(a)	165.6	23.4	46.8	46.8	48.6
Interest on variable rate debt(b)	79.8	23.7	53.7	2.4	—
Interest rate swap agreement	4.4	—	4.4	—	—
Capital leases	0.5	0.2	0.2	0.1	—
Operating leases	34.7	9.4	12.2	4.4	8.7
Purchase commitments(c)	34.1	33.8	0.2	0.1	—
Other long-term liabilities(d)	164.4	24.4	26.8	30.3	82.9
Total obligations(e)	$1,143.0	$114.9	$222.7	$387.1	$418.3

(a)             Consists of interest payments for our outstanding 8 1/2% Registered Senior Subordinated Notes due 2015 at a fixed rate of  8 1/2%.

(b)            Consists of interest payments for our average outstanding balance of our senior credit facilities at a variable rate, LIBOR floor of 3.00% for our term debt and Prime Rate of 3.25% for our revolver, plus the applicable rate. The interest rate for the outstanding industrial revenue bond ending December 31, 2008 was 1.80%.

(c)             The unconditional purchase commitments are principally take-or-pay obligations related to the purchase of certain materials, including natural gas, consistent with customary industry practice.

(d)         Consists primarily of estimated post-retirement and pension contributions for 2009 and estimated future post-retirement and pension benefit payments for the years 2010 through 2018. Amounts for 2019 and thereafter are unknown at this time.

(e)          Since it is not possible to determine in which future period it might be paid, excluded above is the $8.7 million uncertain tax liability recorded in accordance with FIN 48, Accounting for Uncertainty of Income Taxes.

Critical Accounting Policies and Estimates

Our consolidated financial statements and accompanying notes have been prepared in accordance with GAAP applied on a consistent basis. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses during the reporting periods.

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

Accounting for Goodwill and Other Intangible Assets— We review goodwill for impairment annually or more frequently if events or circumstances indicate that the carrying amount of goodwill may be impaired. Recoverability of goodwill is measured by a comparison of the carrying value to the fair value.  If the carrying amount exceeds its fair value, an impairment charge is recognized to the extent that the implied fair value exceeds its carrying value. The implied fair value of goodwill is the residual fair value, if any, after allocating the fair value to all of the assets (recognized and unrecognized) and all of the liabilities. We estimate fair value using a combination of market value approach using quoted market prices and an income approach using discounted cash flow projections.

The income approach uses a projection of estimated operating results and cash flows that is discounted using a weighted-average cost of capital that reflects current market conditions. The projection uses management’s best estimates of economic and market conditions over the projected period including growth rates in sales, costs, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements.

A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in the business climate; unanticipated competition; and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact on our consolidated financial statements.

We review other intangibles for impairment annually or more frequently if events or circumstances indicate that the carrying amount of trademarks may be impaired. If the carrying amount exceeds the fair value (determined by calculating a fair value based upon a discounted cash flow of an assumed royalty rate — relief of royalty method), impairment of the trademark may exist resulting in a charge to earnings to the extent of impairment.

Due to the significant decline in our stock price resulting from overall economic and industry conditions, we determined that an indicator of impairment existed as of June 30, 2008, and performed the appropriate analysis.   The results indicated that impairments existed in our Components and Other reporting segments.  We recorded estimated goodwill and other intangible asset impairment charges of $193.1 million and $19.1 million, respectively, during the quarter ended September 30, 2008, related to the impairment indicator as of June 30, 2008.

As a result of finalizing our impairment test from June 30, 2008 and performing our annual impairment test on November 30, 2008, we recognized additional goodwill and other intangible asset impairment charges of $57.4 million and $7.4 million, respectively, in the 4th quarter, 2008.  The primary cause for the additional impairment was further deterioration of the outlook for the commercial vehicle industry. Such charges are non-cash and do not affect our liquidity, tangible equity or debt covenant ratios.

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

The most significant element in determining our pension income (cost) in accordance with SFAS No. 87 is the expected return on plan assets and discount rates. In 2008, we assumed that the expected long-term rate of return on plan assets would be 8.25% for our U.S. plans and 7.50% for our Canadian plans.  The assumed long-term rate of return on assets is applied to a calculated value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over five years. This produces the expected return on plan assets that is included in pension income (cost). The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past asset gains (losses) affects the calculated value of plan assets and, ultimately, future pension income (cost).

The expected return on plan assets is reviewed annually, and if conditions should warrant, will be revised. If we were to lower this rate, future pension cost would increase.  We currently anticipate lowering our long-term rate of return assumption in 2009 by 50 basis points across each of our U.S. and Canada plans.

At the end of each year, we determine the discount rates to be used to calculate the present value of each of the plan liabilities. The discount rate is an estimate of the current interest rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate, we look to rates of return on high-quality, fixed-income investments that receive one of the two highest ratings given by a recognized ratings agency. At December 31, 2008, we determined the blended rate to be 7.11%. The net effect of changes in the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, have been deferred, in accordance with SFAS No. 87.

For the year ended December 31, 2008, we recognized consolidated pretax pension cost of $3.1 million compared to $13.5 million in 2007 (including an $11.1 million curtailment charge as a result of a reduction of our hourly workforce in our London, Ontario facility).  We currently expect to contribute $20.8 million to our pension plans during 2009, however, we may elect to adjust the level of contributions based on a number of factors, including performance of pension investments, changes in interest rates, and changes in workforce compensation.

For the year ended December 31, 2008, we recognized a consolidated pre-tax post-retirement welfare benefit cost of $2.2 million compared to $4.0 million (including a net $0.7 million curtailment gain) in 2007.  We expect to contribute $3.6 million during 2009 to our post-retirement welfare benefit plans.

Income Taxes— Management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets, liabilities and any valuation allowances recorded against the deferred tax assets. We evaluate quarterly the realizability of our net deferred tax assets by assessing the valuation allowance and adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are our forecast of future taxable income and the availability of tax planning strategies that can be implemented to realize the net deferred tax assets. Failure to achieve forecasted taxable income might affect the ultimate realization of the net deferred tax assets. Factors that may affect our ability to achieve sufficient forecasted taxable income include, but are not limited to, the following: increased competition, a decline in sales or margins, or loss of market share.

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

Recent Developments

New Accounting Pronouncements

SFAS No. 157— In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions in GAAP that are dispersed among the many accounting pronouncements that require fair value measurements.  SFAS No. 157 will apply to fiscal years beginning after November 15, 2007.  In November 2007, the FASB provided a one year deferral for the implementation of SFAS No. 157 for other nonfinancial assets and liabilities. We adopted SFAS No. 157, which had no material impact on our consolidated financial statements.

FSP No. 157-2— In February 2008, the FASB issued Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of fair value measurements for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  We do not expect that FSP No. 157-2 will have a material impact to our consolidated financial statements.

SFAS No. 141(R) — In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which replaces SFAS No. 141, Business Combinations. SFAS No. 141(R) requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value. SFAS No. 141(R) also requires transactions costs related to the business combination to be expensed as incurred. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Management does not expect that SFAS No. 141(R) will have a material impact related to future acquisitions, if any, on our consolidated financial statements.

SFAS No. 160 — In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements.  SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. Its intention is to eliminate the diversity in practice regarding the accounting for transactions between an entity and noncontrolling interests. SFAS No. 160 will apply to fiscal years and interim periods beginning on or after December 15, 2008.  Management does not currently anticipate that SFAS No. 160 will have a material impact on our consolidated financial statements.

SFAS No. 161 — In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133.  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 to provide a better understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and their effect on an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  Management does not expect a material impact due to the adoption of SFAS No. 161 on our consolidated financial statements.

SFAS No. 132(R) — In March 2008, the FASB issued SFAS No. 132(R), Employers’ Disclosures about Postretirement Benefit Plan Assets.  The statement requires disclosures of the objectives of postretirement benefit plan assets, investment policies and strategies, categories of plan assets, fair value measurements of plan assets, and significant concentrations of risk.  SFAS No. 132(R) is effective for fiscal years and interim periods beginning after December 15, 2009.  The adoption of SFAS No. 132(R) is expected to increase our disclosures, but it is not expected to have an impact on our consolidated financial statements.

Effects of Inflation.

The effects of inflation were not considered material during fiscal years 2008, 2007, or 2006.

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

Foreign Currency Risk

Certain forecasted transactions, assets, and liabilities are exposed to foreign currency risk. We monitor our foreign currency exposures to maximize the overall effectiveness of our foreign currency derivatives. The principal currency of exposure is the Canadian dollar. From time to time, we use foreign currency financial instruments to offset the impact of the variability in exchange rates on our operations, cash flows, assets and liabilities. At December 31, 2008, the notional amount of open foreign exchange forward contracts was $21.8 million.

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

Raw Material/Commodity Price Risk

We rely upon the supply of certain raw materials and commodities in our production processes, and we have entered into firm purchase commitments for certain metals and natural gas. A 10% adverse change in pricing (considering 2008 production volume) would be approximately $45 million, which would be reduced through the terms of the sales, supply, and procurement contracts. Additionally, from time to time, we use commodity price swaps and futures contracts to manage the variability in certain commodity prices on our operations and cash flows. At December 31, 2008, we had no open commodity price swaps or futures contracts.

Interest Rate Risk

We use long-term debt as a primary source of capital. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for our long-term debt at December 31, 2008. This table is presented according to the provisions in the Second Amendment executed on February 4, 2009:

(Dollars in thousands)	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
Long-term Debt:
Fixed Rate	—	—	—	—	—	$275,000	$275,000	$90,063
Average Rate	—	—	—	—	—	8.50%	8.50%
Variable Rate	—	—	$78,444	$294,625	—	$3,100	$376,169	$268,817
Average Rate	—	—	7.25%	8.71%	—	1.80%	8.35%

We have used interest rate swaps to alter interest rate exposure between fixed and variable rates on a portion of our long-term debt.  As of December 31, 2008, we were party to one interest rate swap agreement. The agreement was established in December 2007 and has terms with the counterparty, at specified intervals, the difference between 3.81% from March 2008 through March 2010, and the variable rate interest amounts calculated by reference to the notional principal amount. The notional principal amounts under the terms are $200 million from March 2008 through March 2009, $150 million from March 2009 through September 2009 and $125 million from September 2009 through March 2010.

Item 8.  Financial Statements and Supplementary Data

Attached, beginning at page 45.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

        Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) of the Exchange Act, our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2008. Based upon their evaluation of these disclosure controls and procedures, the Chairman of the Board and Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2008 to ensure that information required to be disclosed under the Exchange Act is recorded, processed, summarized, and reported, within the time period specified in the SEC rules and forms, and to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

        Management’s Annual Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of published financial statements in accordance with GAAP.

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management has concluded that, as of December 31, 2008, our internal controls over financial reporting were effective based on that framework.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Deloitte & Touche LLP, the Company’s independent registered public accounting firm, issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, which is included herein.

Changes in Internal Controls Over Financial Reporting —During the fourth quarter of fiscal 2008 there were no changes to our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

The information required by Item 10 is incorporated by reference to the information set forth in our Proxy Statement in connection to our 2009 Annual Meeting of Shareholders (“2009 Proxy Statement”) to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this Form 10-K.

Code of Ethics for CEO and Senior Financial Officers

As part of our system of corporate governance, our Board of Directors has adopted a code of conduct (the “Accuride Code of Conduct”) that is applicable to all employees including our Chief Executive Officer and senior financial officers. The Accuride Code of Conduct is available on our website at http://www.accuridecorp.com. We intend to disclose on our website any amendments to, or waivers from, the Accuride Code of Conduct that are required to be publicly disclosed pursuant to the rules of the SEC.

Item 11.  Executive Compensation

The information required by Item 11 is incorporated by reference to the information set forth in our 2009 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by Item 12 is incorporated by reference to the information set forth in our 2009 Proxy Statement.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by Item 13 is incorporated by reference to the information set forth in our 2009 Proxy Statement.

 Item 14. Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference to the information set forth in our 2009 Proxy Statement.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	The following constitutes a list of Financial Statements and Financial Statement Schedules required to be included in this report:

1.	Financial Statements

The following financial statements of the Registrant are filed herewith as part of this report:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets—December 31, 2008 and 2007,

Consolidated Statements of Operations—Years ended December 31, 2008, 2007, and 2006.

Consolidated Statements of Stockholders’ Equity (Deficiency)—Years ended December 31, 2008, 2007, and 2006.

Consolidated Statements of Cash Flows—Years ended December 31, 2008, 2007, and 2006.

Notes to Consolidated Financial Statements—Years ended December 31, 2008, 2007, and 2006.

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

3.2	—	Certificate of Designations for the Series A Preferred Share, dated February 4, 2009. Previously filed as an exhibit to Form 8-K filed on February 4, 2009 and incorporated herein by reference.
3.3	—	Amended and Restated Bylaws of Accuride Corporation (effective February 4, 2009). Previously filed as an exhibit to Form 8-K filed on February 4, 2009 and incorporated herein by reference.
4.1	—

Specimen common stock certificate of registrant. Previously filed as an exhibit to Amendment 2, filed March 25, 2005, to Form S-1 effective April 25, 2005 (Reg. No. 333-121944) and incorporated herein by reference.

4.2	—

Indenture, dated as of January 31, 2005, by and among the Registrant, all of the Registrant’s direct and indirect Domestic Subsidiaries existing on the Issuance Date and The Bank of New York Trust Company, N.A., with respect to $275.0 million aggregate principal amount of 81/2% Senior Subordinated Notes due 2015. Previously filed as an exhibit to the Form 8-K filed on February 4, 2005 and incorporated herein by reference.

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

Form of Amendment to Stockholders’ Agreement by and among Accuride Corporation, certain employees and Hubcap Acquisition L.L.C. Previously filed as an exhibit to Amendment No. 1, filed September 22, 2005 to Form S-1 effective October 3, 2005 (Reg. No. 333-128327) and incorporated herein by reference.

4.8	—

Bond Guaranty Agreement dated as of March 1, 1999 by Bostrom Seating, Inc. in favor of NBD Bank as Trustee. Previously filed as an exhibit to Amendment No. 1 filed on February 23, 2005 to the Form S-1 effective April 25, 2005 (Reg. No. 333-121944) and incorporated herein by reference.

4.9	—	Stock Purchase Warrant, issued February 4, 2009. Previously filed as an exhibit to Form 8-K filed on February 4, 2009 and incorporated herein by reference.
4.10	—

Registration Agreement, dated February 4, 2009, between Accuride Corporation and Sun Accuride Debt Investments, LLC.  Previously filed as an exhibit to Form 8-K filed on February 4, 2009 and incorporated herein by reference

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

10.3*†	—	2005 Incentive Award Plan (as Amended and Restated).
10.4*	—

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

Commercial Lease Agreement, effective January 1, 2008, between Accuride Erie L.P. and Sarum Management, Inc. regarding the property in Cuyahoga Falls, Ohio. Previously filed as an Exhibit to the Form 8-K filed on May 20, 2008 and incorporated herein by reference.

10.7	—

Lease Agreement, dated October 26, 1998, as amended, by and between Accuride Corporation and Viking Properties, LLC, regarding the Evansville, Indiana office space. Previously filed as an exhibit to Amendment No. 1 filed on February 23, 2005 to the Form S-1 effective April 25, 2005 (Reg. No. 333-121944) and incorporated herein by reference.

10.8	—

Third Addendum to Lease Agreement With Option to Purchase, dated June 12, 2008, by and between Accuride Corporation, Viking Properties, LLC, and Logan Indiana Properties, LLC.  Previously filed as an exhibit to Form 8-K filed on June 16, 2008 and incorporated herein by reference.

10.9	—

Lease Agreement, dated March 31, 2005, between Accuride Erie L.P. and Greater Erie Industrial Development Corporation regarding property in Erie, Pennsylvania.  Previously filed as an exhibit to the Form 10-K filed on March 7, 2006 and incorporated herein by reference.

10.10*†	—	Accuride Executive Retirement Allowance Policy, dated December 2008.
10.11	—	Security Agreement, dated July 26, 2006, by Accuride Canada, Inc. to Citicorp USA, Inc. Previously filed as an exhibit to the Form 10-Q filed on August 9, 2001 and incorporated herein by reference.
10.12*†	—	Form of Severance and Retention Agreement (Tier I executives).
10.13*†	—	Form of Severance and Retention Agreement (Tier II executives).
10.14*†	—	Form of Severance and Retention Agreement (Tier III executives).
10.15*	—

Pledge of Shares Agreement, dated June 13, 2003, by and between Accuride Corporation and Citicorp USA, Inc. Previously filed as an exhibit to the Form 10-Q filed August 13, 2003 and incorporated herein by reference.

10.16	—	Lease Agreement, dated October 19, 1989, as amended between Accuride Corporation and The Package Company, L.L.C. (as successor in interest to Taylor Land & Co.), regarding the property in Taylor,

Michigan. Previously filed as an exhibit to Amendment No. 1 filed on February 23, 2005 to the Form S-1 effective April 25, 2005 (Reg. No. 333-121944) and incorporated herein by reference.
10.17	—

Lease Agreement, dated March 1, 1999, by and between the Industrial Development Board of the City of Piedmont and Bostrom Seating, Inc. Previously filed as an exhibit to Amendment No. 1 filed on February 23, 2005 to the Form S-1 effective April 25, 2005 (Reg. No. 333-121944) and incorporated herein by reference.

10.18	—

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

Fourth Amended and Restated Credit Agreement, dated January 31, 2005, by and among Accuride Corporation, Accuride Canada Inc., the banks, financial institutions and other institutional lenders listed on the signature pages thereof, Citibank, N.A., Citicorp USA, Inc., Citigroup Global Markets Inc., Lehman Brothers Inc., Lehman Commercial Paper Inc., and UBS Securities LLC. Previously filed as an Exhibit to the Form 8-K filed on February 4, 2005 and incorporated herein by reference.

10.24	—

First Amendment, dated November 28, 2007, to the Fourth Amended and Restated Credit Agreement, dated January 31, 2005, by and among Accuride Corporation, Accuride Canada, Inc., the banks, financial institutions, and other institutional lenders listed on the signature pages thereof, Citibank, N.A., Citicorp USA, Inc., Citigroup Global Markets Inc., Lehman Brothers Inc, Lehman Commercial Paper Inc., and UBS Securities LLC.  Previously filed as an exhibit to Form 8-K filed on November 29, 2007 and incorporated herein by reference.

10.25	—

Second Amendment, dated as of January 28, 2009, to the Fourth Amended and Restated Credit Agreement, dated January 31, 2005, as amended, among the Accuride Corporation, Accuride Canada, Inc., as borrowers, the several banks and other financial institutions or entities parties thereto, as lenders, and Citicorp USA, Inc., as administrative agent for the lenders.  Previously filed as an exhibit to Form 8-K filed on February 4, 2009 and incorporated herein by reference.

10.26	—

Amended and Restated Guarantee and Collateral Agreement, dated January 31, 2005, made by the Registrant and certain of its subsidiaries in favor of Citicorp USA, Inc. as administrative agent. Previously filed as an exhibit to the Form 8-K filed on February 4, 2005 and incorporated herein by reference.

10.27	—

Last Out Debt Agreement, dated February 4, 2009, between Accuride and Sun Accuride Debt Investments, LLC.  Previously filed as an exhibit to Form 8-K filed on February 4, 2009 and incorporated herein by reference.

10.28	—

Consulting Agreement, dated February 4, 2009, between Accuride and Sun Capital Partners Management V, LLC.  Previously filed as an exhibit to Form 8-K filed on February 4, 2009 and incorporated herein by reference.

10.29*	—	Form of Indemnification Agreement between Accuride and each member of the Board of Directors. Previously filed as an exhibit to Form 8-K filed on February 4, 2009 and incorporated herein by reference.
10.30	—

Indemnification Subordination Agreement, dated February 4, 2009, among Accuride, the subsidiaries of Accuride parties thereto, Sun Capital Partners Management V, LLC and Sun Capital Partners V, Ltd.  Previously filed as an exhibit to Form 8-K filed on February 4, 2009 and incorporated herein by reference.

10.31	—

Indemnification Subordination Agreement, dated February 4, 2009, among Accuride, the subsidiaries of Accuride parties thereto, Sun Capital Securities Fund, LP, Sun Capital Securities Advisors, LP, Sun Capital Securities, LLC, Sun Capital Securities Management, LLC and Sun Capital Securities Offshore Fund, Ltd.  Previously filed as an exhibit to Form 8-K filed on February 4, 2009 and incorporated herein by reference.

10.32	—

Indemnification Subordination Agreement, dated February 4, 2009, among Accuride, the subsidiaries of Accuride parties thereto, Sun Capital Master Securities Fund III, L.P., Sun Capital Securities Fund III, LP, Sun Capital Securities Advisors III, L.P., Sun Capital.  Previously filed as an exhibit to Form 8-K filed on February 4, 2009 and incorporated herein by reference.

10.33*	—

Form of Indemnification Agreement. Previously filed as an exhibit to Amendment 4, filed on April 21, 2005, to the Form S-1 effective April 25, 2005 (Reg. No. 333-121944) and incorporated herein by reference.

10.34*	—

Form of Accuride Corporation Stock Option Agreement (Performance Vesting) for use with 2005 Incentive Award Plan. Previously filed as an exhibit to Amendment 4, filed on April 21, 2005, to the Form S-1 effective April 25, 2005 (Reg. No. 333-121944) and incorporated herein by reference.

10.35*	—

Form of Accuride Corporation Stock Option Agreement (Time Vesting) for use with 2005 Incentive Award Plan. Previously filed as an exhibit to Amendment 4, filed on April 21, 2005, to the Form S-1 effective April 25, 2005 (Reg. No. 333-121944) and incorporated herein by reference.

10.36*	—

Form of Accuride Corporation Directors Stock Option Agreement for use with 2005 Incentive Award Plan. Previously filed as an exhibit to Amendment 4, filed on April 21, 2005, to the Form S-1 effective April 25, 2005 (Reg. No. 333-121944) and incorporated herein by reference.

10.37	—

Lease Agreement, dated as of February 12, 2007, by and between Imperial Group, LP, and Northgate Investors, LLC. Previously filed as an exhibit to the Form 8-K filed on February 13, 2007, and incorporated herein by reference.

10.38	—

Commercial Lease, effective August 1, 2006, by and between Accuride Corporation and RN Realty. Previously filed as an exhibit to the Form 8-K filed on July 17, 2006, and incorporated herein by reference.

10.39*†	—	Form of Restricted Stock Unit Award Agreement for use with 2005 Incentive Award Plan.
10.40*†	—	Form of Amendment to outstanding Restricted Stock Unit Award Agreements held by award recipients eligible for “Permitted Retirement” under such Award Agreements.
10.41*	—

Form of Stock Appreciation Rights Award Agreement for use with 2005 Incentive Award Plan.  Previously filed as an exhibit to the Form 8-K filed on December 21, 2006, and incorporated herein by reference.

10.42*	—

Form of Accuride Non-employee Director Restricted Stock Unit Award Agreement, for use with the 2005 Incentive Award Plan.  Previously filed as an exhibit to the Form 8-K filed on March 17, 2008, and incorporated herein by reference.

10.43*†	—	Accuride Corporation Directors’ Deferred Compensation Plan, as amended and restated effective January 1, 2009.
10.44	—

Agreement of Lease, effective as of January 5, 2009, by and between Accuride Corporation and I-65 Corridor 1, L.L.C. Previously filed as an exhibit to the Form 8-K filed on January 12, 2009, and incorporated herein by reference.

14.1	—

Accuride Corporation Code of Conduct-2005. Previously filed as an exhibit to Amendment No. 2 filed on March 25, 2005 to the Form S-1 effective April 25, 2005 (Reg. No. 333-121944) and incorporated herein by reference.

21.1†	—	Subsidiaries of the Registrant.
23.1†	—	Consent of Deloitte & Touche LLP.
31.1†	—	Section 302 Certification of William M. Lasky in connection with the Annual Report of Form 10-K of Accuride Corporation for the fiscal year ended December 31, 2008.
31.2†	—	Section 302 Certification of David K. Armstrong in connection with the Annual Report of Form 10-K of Accuride Corporation for the fiscal year ended December 31, 2008.
32.1††	—	Section 906 Certification of William M. Lasky in connection with the Annual Report on Form 10-K of Accuride Corporation for the fiscal year ended December 31, 2008.
32.2††	—	Section 906 Certification of David K. Armstrong in connection with the Annual Report on Form 10-K of Accuride Corporation for the fiscal year ended December 31, 2008.

†	Filed herewith

††	Furnished herewith

*	Management contract or compensatory agreement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	March 13, 2009

ACCURIDE CORPORATION

		By:	/s/ WILLIAM M. LASKY
William M. Lasky Chairman, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID K. ARMSTRONG	Senior Vice President / Chief Financial Officer	March 13, 2009
David K. Armstrong	(Principal Financial and Accounting Officer)

/s/ MARK D. DALTON	Director	March 13, 2009
Mark D. Dalton

/s/ JOHN D. DURRETT, JR.	Director	March 13, 2009
John D. Durrett, Jr.

/s/ DONALD T. JOHNSON, JR.	Director	March 13, 2009
Donald T. Johnson, Jr.

/s/ DONALD C. MUELLER	Director	March 13, 2009
Donald C. Mueller

/s/ JASON H. NEIMARK	Director	March 13, 2009
Jason H. Neimark

/s/ CHARLES E. MITCHELL RENTSCHLER	Director	March 13, 2009
Charles E. Mitchell Rentschler

/s/ DONALD C. ROOF	Director	March 13, 2009
Donald C. Roof

/s/ THOMAS V. TAYLOR	Director	March 13, 2009
Thomas V. Taylor

/s/ BRIAN J. URBANEK	Director	March 13, 2009
Brian J. Urbanek

/s/ DOUGLAS C. WERKING	Director	March 13, 2009
Douglas C. Werking

ACCURIDE CORPORATION
INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Accuride Corporation
Evansville, Indiana

We have audited the accompanying consolidated balance sheets of Accuride Corporation and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficiency), and cash flows for each of the three years in the period ended December 31, 2008.  We also have audited the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Accuride Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2007 the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes and effective December 31, 2006, the Company adopted Statement of Financial Accounting Standard No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

/s/ DELOITTE & TOUCHE LLP

Indianapolis, Indiana

March 13, 2009

ACCURIDE CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except for per share data)	December 31, 2008	December 31, 2007

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$123,676	$90,935
Customer receivables, net of allowance for doubtful accounts of $1,743 and $1,461 in 2008 and 2007, respectively	70,485	81,719
Other receivables	7,734	5,476
Inventories	78,805	92,570
Supplies, net	18,501	20,540
Deferred income taxes	1,955	19,422
Income tax receivable	1,140	—
Prepaid expenses and other current assets	5,463	2,703
Total current assets	307,759	313,365
PROPERTY, PLANT AND EQUIPMENT, net	258,638	279,240
OTHER ASSETS:
Goodwill	127,474	378,804
Other intangible assets, net	97,482	128,870
Investment in affiliates	—	1,090
Deferred financing costs, net of accumulated amortization of $4,940 and $3,705 in 2008 and 2007, respectively	5,559	6,794
Marketable securities	5,000	—
Other	6,638	5,471
TOTAL	$808,550	$1,113,634
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
Accounts payable	$63,937	$80,070
Accrued payroll and compensation	19,651	30,456
Accrued interest payable	12,505	11,105
Accrued workers compensation	7,969	7,375
Accrued and other liabilities	21,556	20,948
Total current liabilities	125,618	149,954
LONG-TERM DEBT	651,169	572,725
DEFERRED INCOME TAXES	12,554	34,644
NON-CURRENT INCOME TAXES PAYABLE	8,715	9,915
OTHER POSTRETIREMENT BENEFIT PLAN LIABILITY	50,400	58,519
PENSION BENEFIT PLAN LIABILITY	31,941	10,939
OTHER LIABILITIES	1,968	3,138
COMMITMENTS AND CONTINGENCIES (Note 11 and 17)	—	—
STOCKHOLDERS’ EQUITY (DEFICIENCY):
Preferred stock, $0.01 par value; 5,000 shares authorized and unissued	—	—
Common Stock, $0.01 par value; 100,000 shares authorized, 36,573 and 36,066 shares issued, and 35,869 and 35,362 shares outstanding in 2008 and 2007, respectively	359	354
Additional paid-in-capital	263,858	262,645
Treasury stock — 76 shares at cost in 2008 and 2007	(751)	(751)
Accumulated other comprehensive loss	(29,672)	(9,105)
Retained earnings (deficiency)	(307,609)	20,657
Total stockholders’ equity (deficiency)	(73,815)	273,800
TOTAL	$808,550	$1,113,634

See notes to consolidated financial statements.

ACCURIDE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
(in thousands except per share data)	2008	2007	2006

NET SALES	$931,409	$1,013,686	$1,408,155
COST OF GOODS SOLD	875,809	927,192	1,211,258
GROSS PROFIT	55,600	86,494	196,897
OPERATING EXPENSES:
Selling, general and administrative	55,202	55,798	53,458
Impairment of goodwill and other intangibles	277,041	1,100	—
INCOME (LOSS) FROM OPERATIONS	(276,643)	29,596	143,439
OTHER INCOME (EXPENSE):
Interest income	1,288	1,952	1,976
Interest expense	(52,688)	(50,296)	(52,886)
Equity in earnings of affiliates	—	—	621
Other income (loss), net	(4,821)	6,978	602
INCOME (LOSS) BEFORE INCOME TAXES	(332,864)	(11,770)	93,752
INCOME TAX PROVISION (BENEFIT)	(4,598)	(3,131)	28,619
NET INCOME (LOSS)	$(328,266)	$(8,639)	$65,133
Weighted average common shares outstanding—basic	35,538	35,179	34,280
Basic income (loss) per share	$(9.24)	$(0.25)	$1.90
Weighted average common shares outstanding—diluted	35,538	35,179	34,668
Diluted income (loss) per share	$(9.24)	$(0.25)	$1.88

See notes to consolidated financial statements.

ACCURIDE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

(Dollars in thousands)

	Comprehensive Income (Loss)	Common Stock and Additional Paid-in- Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficiency)	Total Stockholders’ Equity (Deficiency)
BALANCE at January 1, 2006	—	$236,107	$(751)	$(25,823)	$(33,790)	$175,743
Net income	$65,133	—	—	—	65,133	65,133
Costs related to sales of stock	—	(103)	—	—	—	(103)
Exercise of share-based awards	—	6,812	—	—	—	6,812
Stock compensation expense	—	1,500	—	—	—	1,500
Tax contingency settlement	—	11,774	—	—	—	11,774
Adoption of SFAS No. 158 (net of tax)	—	—	—	(20,542)	—	(20,542)
Other comprehensive income:
Change in fair market value of cash flow hedges (net of tax)	(397)	—	—	(397)	—	(397)
Minimum pension liability adjustment (net of tax)	23,662	—	—	23,662	—	23,662
Comprehensive income	$88,398
BALANCE—December 31, 2006		256,090	(751)	(23,100)	31,343	263,582
Net loss	$(8,639)	—	—	—	(8,639)	(8,639)
Exercise of share-based awards	—	4,190	—	—	—	4,190
Stock compensation expense	—	2,719	—	—	—	2,719
Adoption of FIN 48	—	—	—	—	(2,047)	(2,047)
Other comprehensive income:
Pension liability adjustment (net of tax)	13,995	—	—	13,995	—	13,995
Comprehensive income	$5,356
BALANCE—December 31, 2007		262,999	(751)	(9,105)	20,657	273,800
Net loss	$(328,266)				(328,266)	(328,266)
Exercise of share-based awards	—	431	—	—	—	431
Reversal of tax benefit of share-based awards	—	(1,647)	—	—	—	(1,647)
Stock compensation expense	—	2,434	—	—	—	2,434
Other comprehensive income:
Pension liability adjustment (net of tax)	(20,567)	—	—	(20,567)	—	(20,567)
Comprehensive loss	$(348,833)
BALANCE—December 31, 2008		$264,217	$(751)	$(29,672)	$(307,609)	$(73,815)

See notes to consolidated financial statements.

ACCURIDE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2008	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(328,266)	$(8,639)	$65,133
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and impairment of property, plant and equipment	44,021	55,912	61,497
Amortization — deferred financing costs	1,235	1,235	1,366
Amortization — other intangible assets	5,398	5,674	5,532
Loss on disposal of assets	3,160	433	1,551
Provision for deferred income taxes	(6,264)	(8,450)	9,672
Equity in earnings of affiliates	—	—	(621)
Non-cash stock-based compensation	2,434	2,719	1,500
Impairments of investments	3,056	—	—
Impairments of goodwill and other intangibles	277,041	1,100	—
Changes in certain assets and liabilities, net of effects from acquisition:
Receivables	8,145	55,470	1,069
Inventories and supplies	15,806	12,667	10,637
Prepaid expenses and other assets	(26,708)	11,142	3,119
Accounts payable	(13,027)	(25,873)	(9,997)
Accrued and other liabilities	4,804	(20,448)	555
Net cash provided by (used in) operating activities	(9,165)	82,942	151,013
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(29,685)	(36,499)	(42,189)
Cash distribution from investment - Trimont	353	427	544
Proceeds from sale of property, plant and equipment	—	446	1,888
Purchase of marketable securities	(5,000)	—	—
Other investments	(975)	(740)	(1,038)
Net cash used in investing activities	(35,307)	(36,366)	(40,795)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	—	(70,000)	(50,000)
Increase in revolving credit advance	78,444	5,000	25,000
Decrease in revolving credit advance	—	(5,000)	(30,000)
Proceeds from issuance of shares	—	—	(103)
Proceeds from employee stock option and stock purchase plans	416	3,006	4,535
Tax effect from employee stock option exercises	(1,647)	1,149	2,139
Net cash provided by (used in) financing activities	77,213	(65,845)	(48,429)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	32,741	(19,269)	61,789
CASH AND CASH EQUIVALENTS—Beginning of year	90,935	110,204	48,415
CASH AND CASH EQUIVALENTS—End of year	$123,676	$90,935	$110,204

Supplemental cash flow information:
Cash paid for interest	$43,499	$46,794	$51,480
Cash paid for income taxes	$2,231	$2,101	$10,249
Cash paid for capital leases	$200	$214	$233
Purchases of property, plant and equipment in accounts payable	$5,115	$8,221	$9,495

See notes to consolidated financial statements.

ACCURIDE CORPORATION

For the years ended December 31, 2008, 2007, and 2006

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

Revenue Recognition—Revenue from product sales is recognized primarily upon shipment whereupon title passes and we have no further obligations to the customer. Provisions for discounts and rebates to customers, and returns and other adjustments are provided for as a reduction of sales in the same period the related sales are recorded.

Cash and Cash Equivalents—Cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the time of acquisition.  The carrying value of these investments approximates fair value due to their short maturity.

Inventories—Inventories are stated at the lower of cost or market. Cost for substantially all inventories is determined by the first-in, first-out method (“FIFO”). We review inventory on hand and write down excess and obsolete inventory based on our assessment of future demand and historical experience.  We also have applied Statement of Financial Accounting Standards (“SFAS”) No. 151, Inventory Costs, which requires that abnormal items be recognized as current-period charges.  This Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.

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

Property, Plant and Equipment—Property, plant and equipment are recorded at cost and are depreciated using the straight-line method over their expected useful lives.  Generally, buildings and improvements have useful lives of 15-30 years, and factory machinery and equipment have useful lives of 10 years.

Deferred Financing Costs—Costs incurred in connection with the Credit Agreement and issuance of senior subordinated notes (see Note 6) have been deferred and are being amortized over the life of the related debt using the effective interest method.

Goodwill—Goodwill consists of costs in excess of the net assets acquired in connection with the Phelps Dodge

Corporation (“PDC”) acquisition of us in 1988, the Accuride Erie and AdM acquisitions in 1999, and the TTI acquisition in 2005. In accordance with SFAS No. 142, Accounting for Goodwill and Other Intangible Assets, we test goodwill for impairment at least annually or more frequently if impairment indicators arise.  See Note 4 for a discussion of recorded impairments.

Intangible Assets—In accordance with SFAS No. 142, our indefinite lived intangibles assets (trade names) are not amortized but are reviewed for impairment at least annually or more frequently if impairment indicators arise.  The lives for the definite-lived intangibles assets are reviewed annually to ensure recoverability when events or changes in economic circumstances indicate the carrying amount of such assets may not be recoverable.  See Note 4 for a discussion of recorded impairments.

Long-Lived Assets—We evaluate our long-lived assets to be held and used and our amortizing intangible assets for impairment when events or changes in economic circumstances indicate the carrying amount of such assets may not be recoverable. Impairment is determined by comparison of the carrying amount of the asset to the net undiscounted cash flows expected to be generated by the related asset group. Long-lived assets to be disposed of are carried at the lower of cost or fair value less the costs of disposal.

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

Income Taxes—Deferred tax assets and liabilities are computed based on differences between financial statement and income tax bases of assets and liabilities using enacted income tax rates. Deferred income tax expense or benefit is based on the change in deferred tax assets and liabilities from period to period, subject to an ongoing assessment of realization of deferred tax assets. Management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets, liabilities and any valuation allowance recorded against the deferred tax assets. We evaluate quarterly the realizability of our net deferred tax assets by assessing the valuation allowance and adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are our forecast of taxable income and the availability of tax planning strategies that can be implemented to realize the net deferred tax assets. We have concluded that we will more than likely not realize the benefits of certain deferred tax assets, totaling $54.4 million, for which we have provided a valuation allowance. See Note 9 for a discussion of valuation allowances.

In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes, to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in SFAS No. 109, Accounting for Income Taxes, on the uncertainty in income taxes recognized in an enterprise’s financial statements.  Specifically, FIN 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken, and provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The impact of the adoption of FIN 48 on January 1, 2007, was to decrease retained earnings by $2.1 million, increase goodwill by $0.7 million, decrease income taxes payable by $6.1 million, decrease net deferred tax liabilities by $2.7 million, and increase non-current income taxes payable by $11.6 million.

Research and Development Costs—Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred. The amounts expensed in the years ended December 31, 2008, 2007, and 2006 totaled $10.9 million, $7.3 million and $8.0 million, respectively.

Foreign Currency—The assets and liabilities of Accuride Canada and AdM that are receivable or payable in cash are converted at current exchange rates, and inventories and other non-monetary assets and liabilities are converted at historical rates. Revenues and expenses are converted at average rates in effect for the period. The functional currencies of Accuride Canada and AdM have been determined to be the U.S. dollar. Accordingly, gains and losses resulting from conversion of such amounts, as well as gains and losses on foreign currency transactions, are included in operating results as “Other income (loss), net.” We had aggregate foreign currency gains of $6.6 million and $0.1 million for the years ended December 31, 2007, and 2006, respectively. For the year ended December 31, 2008 we had an aggregate foreign currency loss of $5.2 million.

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

Derivative Financial Instruments—We use derivative instruments to manage exposure to foreign currency, commodity prices, and interest rate risks. We do not enter into derivative financial instruments for trading or speculative purposes. The derivative instruments used by us include interest rate foreign exchange and commodity price instruments. All derivative instruments are recognized on the consolidated balance sheet at their estimated fair value. See Note 13 for the carrying amounts and estimated fair values of these instruments. As of December 31, 2008, there were no derivatives designated as hedges for financial reporting purposes.

Interest Rate Instruments—We use interest rate swap agreements as a means of fixing the interest rate on portions of our floating-rate debt. At December 31, 2008, we had one interest rate swap agreement outstanding.  See Note 6 for the details of the agreements.  The interest rate swap agreements are not designated as hedges for financial reporting purposes and are carried in the consolidated financial statements at fair value, with all realized and unrealized gains or losses reflected in current period earnings as a component of interest expense.  See Note 6 for the description of interest rate instruments.

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

We had $21.8 million of outstanding foreign currency exchange instruments at December 31, 2008. We had no outstanding instruments at December 31, 2007. Foreign currency forward contracts are carried in the consolidated financial statements at fair value, with unrealized gains or losses reflected in current period earnings as a component of “Other income (loss), net.” The settlement amounts are also reported in the consolidated financial statements as a component of “Other income (loss), net.”  As of December 31, 2008, there were no derivatives designated as hedges for financial reporting purposes.

Commodity Price Instruments—We periodically use commodity price swap contracts to limit exposure to changes in certain raw material prices. Commodity price instruments, which do not meet the normal purchase exception, are not designated as hedges for financial reporting purposes and, accordingly, are carried in the financial statements at fair value, with realized and unrealized gains and losses reflected in current period earnings as a component of “Cost of goods sold.” While we had no commodity price instruments outstanding at December 31, 2008, the notional amount of commodity price instruments at December 31, 2007 was $12.5 million.

The pre-tax realized and unrealized gains (losses) on our derivative financial instruments for the years ended December 31, 2008, 2007, and 2006 recognized in our consolidated statements of operations are as follows:

	Interest Rate Instruments		Foreign Exchange Instruments		Commodity Instruments
	Realized Gain (Loss)	Unrealized Gain (Loss)	Realized Gain (Loss)	Unrealized Gain (Loss)	Realized Gain (Loss)	Unrealized Gain (Loss)
2006	$2,356	$(184)	—	$(283)	—	—
2007	$2,644	$(2,323)	$3,426	$283	$(251)	$(452)
2008	$(1,338)	$(4,362)	$(849)	$843	$(1,001)	$452

Earnings Per Share—Earnings per share are calculated as net income (loss) divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share are calculated by dividing net income by this weighted-average number of common shares outstanding plus common stock equivalents outstanding during the year. Employee stock options outstanding to acquire 1,356,419 shares in 2008, 1,176,276 shares in 2007, and 97,592 shares in 2006 were not included in the computation of diluted earnings per common share because the effect would be anti-dilutive.

	December 31,
	2008	2007	2006
Numerator:
Net income (loss)	$(328,266)	$(8,639)	$65,133

Denominator:
Basic weighted average shares outstanding	35,538	35,179	34,280
Effect of dilutive share-based awards	—	—	388
Dilutive weighted average shares outstanding	35,538	35,179	34,668

Stock Based Compensation—As described in Note 10, we maintain stock-based compensation plans which allow for the issuance of incentive stock options, or ISOs, as defined in section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights (“SARs”), deferred stock, dividend equivalent rights, performance awards and stock payments (referred to collectively as Awards), to officers, our key employees, and to members of the Board of Directors. We also maintain an employee stock purchase plan (“ESPP”) that provides for the issuance of shares to all of our eligible employees at a discounted price; however, as of December 31, 2008, all shares reserved for issuance under the ESPP had been purchased. Effective January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment. Under the modified prospective method of adoption, compensation expense related to share-based awards is recognized beginning in 2006. There was no cumulative effect of adopting SFAS No. 123(R).

New Accounting Pronouncements

SFAS No. 157— In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions in GAAP that are dispersed among the many accounting pronouncements that require fair value measurements.  SFAS No. 157 will apply to fiscal years beginning after November 15, 2007.  In November 2007, the FASB provided a one year deferral for the implementation of SFAS No. 157 for other nonfinancial assets and liabilities. We adopted SFAS No. 157, which had no material impact on our consolidated financial statements.

FSP No. 157-2— In February 2008, the FASB issued Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of fair value measurements for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  We do not expect that FSP No. 157-2 will have a material impact to our consolidated financial statements.

SFAS No. 159— In February 2007, the FASB issued SFAS No. 159, Establishing the Fair Value Option for Financial Assets and Liabilities, to permit all entities to choose to elect to measure eligible financial instruments at fair value.  SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157. An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. We adopted SFAS No. 159 on January 1, 2008, but did not elect the option to apply fair value to any additional financial assets or liabilities that were not already accounted for at fair value.  Thus, the result of adopting SFAS No. 159 had no impact to our consolidated financial statements.

SFAS No. 141(R) — In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which replaces SFAS No. 141, Business Combinations. SFAS No. 141(R) requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value. SFAS No. 141(R) also requires transactions costs related to the business combination to be expensed as incurred. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Management does not expect that SFAS No. 141(R) will have a material impact related to future acquisitions, if any, on our consolidated financial statements and does not anticipate a material impact on any past acquisitions.

SFAS No. 160 — In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements.  SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. Its intention is to eliminate the diversity in practice regarding the accounting for transactions between an entity and noncontrolling interests. SFAS No. 160 will apply to fiscal years and interim periods beginning on or after December 15, 2008.  Management does not currently anticipate that SFAS No. 160 will have a material impact on our consolidated financial statements.

SFAS No. 161 — In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133.  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 to provide a better understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and their effect on an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  Management does not expect a material impact due to the adoption of SFAS No. 161 on our consolidated financial statements.

SFAS No. 132(R) — In March 2008, the FASB issued SFAS No. 132(R), Employers’ Disclosures about Postretirement Benefit Plan Assets.  The statement requires disclosures of the objectives of postretirement benefit plan assets, investment policies and strategies, categories of plan assets, fair value measurements of plan assets, and significant concentrations of risk.  SFAS No. 132(R) is effective for fiscal years and interim periods beginning after December 15, 2009.  The adoption of SFAS No. 132(R) is expected to increase our disclosures, but it is not expected to have an impact on our consolidated financial statements.

Note 2 — Restructuring

During 2008, in response to the slow commercial vehicle market and the decline of sales, management undertook a review of current operations that led to a comprehensive restructuring plan. On September 22, 2008, we approved a restructuring plan to more appropriately align our workforce in response to the relatively slow commercial vehicle market.  On December 15, 2008, we announced additional actions in regards to the restructuring plan that focused on the consolidation of several of our facilities.  We recognized restructuring expenses of $12.4 million in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  On a segment basis, the Company recorded total pre-tax restructuring expenses related to employee severance costs of $3.8 million in the Wheels segment, $1.9 million in the Components segment, $0.1 million in our Other segment, and $2.2 million in unallocated Corporate expenses.  The Wheels segment also recognized a pension curtailment of $1.1 million, for which cash payments will not occur until 2010.  Corporate impaired investments of $3.1 million.  Components segment also recognized losses on other asset disposals of $0.2 million.  Of the $12.4 million restructuring expenses recorded during the period, $7.4 million was recorded in cost of goods sold and the remaining $5.0 million was recorded in selling, general and administrative operating expenses.

A summary of the Company’s restructuring liability, included as a component of Accrued payroll and compensation, in regards to employee severance costs is, as follows:

Balance December 31, 2007	$—
Severance-related charges	8,003
Severance-related payments	(3,722)
Balance December 31, 2008	$4,281

Of the remaining cash liability, $4,145 will be paid during 2009 with the remainder of $136 paid in 2010.

Note 3 - Inventories

The inventories at December 31, 2008 and 2007, on a FIFO basis, were as follows:

	As of December 31,
	2008	2007

Raw materials	$22,839	$30,267
Work in process	21,930	28,193
Finished manufactured goods	34,036	34,110
Total inventories	$78,805	$92,570

Note 4 - Goodwill and Other Intangible Assets

Under SFAS No. 142, we are required to assess goodwill and any indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred.  The analysis of potential impairment of goodwill requires a two-step approach.  The first step is the estimation of fair value of each reporting unit.  If step one indicates that impairment potentially exists, the second step is performed to measure the amount of impairment, if any.  Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value.

Due to the significant decline in our stock price resulting from overall economic and industry conditions, we determined that an indicator of impairment existed as of June 30, 2008, and performed a step one analysis.   The results indicated that impairments existed in our Components and Other reporting segments.  We calculated the fair value of the affected reporting units using a combination of market and income approaches, involving use of quoted market prices, market multiples, and discounted cash flow projections.  We calculated the fair value of the affected trade names using a relief from royalty method.  We estimated and recorded goodwill and other intangible asset impairment charges of $193.1 million and $19.1 million, respectively, during the three months ended September 30, 2008.

During the three months ended December 31, 2008, we completed our Step Two analysis of the June 30, 2008, impairment.  In addition, our annual impairment test was performed as of November 30, 2008.  In total we recognized additional goodwill and other intangible asset impairment charges of $57.4 million and $7.4 million, respectively.  Such charges are non-cash and do not affect our liquidity, tangible equity or debt covenant ratios.

The changes in the carrying amount of goodwill for the period ended December 31, 2008 by reportable segment, are as follows:

(in thousands)	Wheels	Components	Other	Corporate	Total

Balance as of December 31, 2007	$123,199	$243,915	$11,690	$—	378,804
Impairment losses	—	(243,915)	(7,415)	—	(251,330)
Balance as of December 31, 2008	$123,199	$—	$4,275	$—	$127,474

The changes in the carrying amount of other intangibles for the period ended December 31, 2008 by reportable segment, are as follows:

(in thousands)	Wheels	Components	Other	Corporate	Total

Balance as of December 31, 2007	$—	$118,423	$9,860	$587	128,870
Additions	—	—	—	560	560
Amortization	—	(4,426)	(385)	(587)	(5,398)
Impairment losses	—	(23,270)	(3,280)	—	(26,550)
Balance as of December 31, 2008	$—	$90,727	$6,195	$560	$97,482

The summary of goodwill and other intangible assets is as follows:

	Weighted	As of December 31, 2008			As of December 31, 2007
	Average Useful Lives	Gross Amount	Accumulated Amortization & Impairment	Carrying Amount	Gross Amount	Accumulated Amortization & Impairment	Carrying Amount
Goodwill	—	$378,804	$251,330	$127,474	$378,804	—	$378,804
Other intangible assets:
Non-compete agreements	3.0	$3,160	$2,599	$561	$2,600	$1,938	$662
Trade names	—	38,080	27,650	10,430	38,080	1,100	36,980
Technology	14.7	33,540	8,989	24,551	33,540	6,690	26,850
Customer relationships	29.6	71,500	9,560	61,940	71,500	7,122	64,378
	24.2	$146,280	$48,798	$97,482	$145,720	$16,850	$128,870

We estimate that aggregate amortization expense by year as follows:

2009	$4,923
2010	$4,923
2011	$4,922
2012	$4,736
2013	$4,736

Note 5 - Property, Plant and Equipment

Property, plant and equipment at December 31, 2008 and 2007 consist of the following:

	2008	2007
Land and land improvements	$11,245	$12,760
Buildings	99,156	97,906
Machinery and equipment	595,570	579,263
Property, plant and equipment, gross	705,971	689,929
Less: accumulated depreciation	447,333	410,689
Property, plant and equipment, net	$258,638	$279,240

During 2006, we changed our estimated lives for certain light wheel assets related to a customer re-sourcing decision. The new depreciation period was selected to correspond with the estimated date of re-sourcing.  Due to the acceleration of depreciation, operating income during 2006 and 2007 was reduced by $16.3 million and $12.8 million, respectively.  The impacts on earnings per share for 2006 and 2007 were $0.30 and $0.24, respectively.

Depreciation expense for the years ended December 31, 2008, 2007 and 2006 was $40.6 million, $55.9 million and $61.5 million, respectively. In 2008, we recorded a $4.3 million impairment of certain assets in our Piedmont, Alabama facility as a result of a discontinuation of a certain product line.  During 2006, we sold our Columbia, Tennessee property for net proceeds of $1.9 million, resulting in a loss of $1.4 million.  Also in 2006, we recorded a $2.3 million impairment of tooling assets in our Piedmont, Alabama facility as a result of a discontinuation of a certain product line.

Note 6 - Debt

Debt at December 31, 2008 and 2007 consists of the following:

	2008	2007
Term B Facility	$294,625	$294,625
Senior Subordinated Notes	275,000	275,000
Revolving Credit Facility	78,444	—
Industrial Revenue Bond	3,100	3,100
	651,169	572,725
Less current maturities	—	—
Total	$651,169	$572,725

Bank Borrowing—In connection with the TTI merger, we entered into a Fourth Amended and Restated Credit Agreement consisting of (1) a term credit facility (the “Term B Loan Facility”) in an aggregate principal amount of $550.0 million that will mature on January 31, 2012, and (2) a revolving credit facility (the “Revolver”) in an aggregate principal amount of $125.0 million (comprised of a $95.0 million U.S. revolving credit facility and the continuation of a $30.0 million Canadian revolving credit facility) that was scheduled to terminate on January 31, 2010. As of December 31, 2008, $294.6 million was outstanding under the Term B Loan Facility and $78.4 million was outstanding under the Revolver. The Term B Loan Facility requires quarterly amortization payments of $1.4 million that commenced on March 31, 2005, with the balance paid on the maturity date. On March 31, 2005, we prepaid $11.0 million of the Term B Loan Facility future amortization payments without penalty along with the regularly scheduled payment of $1.4 million. On April 26, 2005, we completed an initial public offering of our common stock. Net proceeds from the initial public offering were approximately $89.6 million in 2005. The proceeds from the initial public offering were used to repay a portion of the Term Loan B facility under our term credit facility. This prepayment was not subject to a prepayment penalty.

The interest rates applicable to loans under our senior credit facilities are, at the option of the Company or Accuride Canada, as applicable, a base rate or Eurodollar rate plus, in each case, an applicable margin which is subject to adjustment based on our leverage ratio. The base rate is a fluctuating interest rate equal to the highest of (a) the base rate reported by Citibank, N.A. (or, with respect to the Canadian revolving credit facility, the reference rate of interest established or quoted by Citibank Canada for determining interest rates on U.S. dollar denominated commercial loans made by Citibank Canada in Canada), (b) a reserve adjusted three-week moving average of offering rates for three-month certificates of deposit plus one-half of one percent (0.5%) and (c) the federal funds effective rate plus one-half of one percent (0.5%). At December 31, 2008 and 2007, the interest rates under our bank borrowings were 5.6% and 8.5%, respectively. The obligations under our senior credit facilities are guaranteed by all of our domestic subsidiaries. The loans under the credit facilities are secured by, among other things, a lien on substantially all of our U.S. properties and assets and of our domestic subsidiaries and a pledge of 65% of the stock of our foreign subsidiaries. The loans under the Canadian revolving facility are secured by substantially all of the properties and assets of Accuride Canada. At December 31, 2008 the interest rate under our revolver was 5.8%.

On November 28, 2007, we entered into the first amendment (the “First Amendment”) to the Fourth Amended and Restated Credit Agreement, dated as of January 31, 2005. The First Amendment increased interest rates and modified certain financial covenants through 2008, including changes to the leverage, interest coverage and fixed charge coverage ratios. On February 4, 2009, we entered into a second amendment (the “Second Amendment”) to the Fourth Amended and Restated Credit Agreement, dated as of January 31, 2005. The Second Amendment increased interest rates and modified certain financial covenants through 2010, including changes to the leverage, interest coverage and fixed charge coverage ratios.  The revolving facility termination date was extended to January 31, 2011.  (See Note 20.)

Senior Subordinated Notes—In connection with the TTI merger, we issued $275.0 million aggregate principal amount of 8½% senior subordinated notes due 2015 (the “Senior Subordinated Notes”) in a private placement transaction. That transaction resulted in the repayment of our 9.25% senior subordinated notes due 2008 issued pursuant to an indenture, dated as of January 21, 1998. Interest on the Senior Subordinated Notes is payable on February 1 and August 1 of each year, beginning on August 1, 2005. The Senior Subordinated Notes mature on February 1, 2015 and may be redeemed, at our option, in whole or in part, at any time on or before February 1, 2010 at a price equal to 100% of the principal amount, plus an applicable make-whole premium, and accrued and unpaid interest and special interest if any, to the date of redemption. On or after February 1, 2010, the Senior Subordinated Notes are redeemable at certain specified prices. The Senior Subordinated Notes are general unsecured obligations (1) subordinated in right of payment to all of our and the guarantors’ existing and future senior indebtedness, including any borrowings under our senior credit facilities; (2) equal in right of payment with any of the Company’s and the guarantors’ existing and future senior subordinated indebtedness; (3) senior in right of payment to all of the Company’s and the guarantors’ existing and future subordinated indebtedness and (4) structurally subordinated to all obligations of our subsidiaries that do not guarantee the outstanding notes. On June 15, 2005, we completed an exchange offer of the Senior Subordinated Notes for substantially identical notes registered under the Securities Act, as amended. As of December 31, 2008, the aggregate principal amount of Registered Senior Subordinated Notes outstanding was $275.0 million.

Under the terms of our credit agreement, there are certain restrictive covenants that limit the payment of cash dividends and establish minimum financial ratios. Our senior credit facilities and the indenture governing our Registered Senior Subordinated Notes restrict our ability to pay dividends. In addition, our senior credit facilities include other more restrictive covenants and prohibit us from prepaying our other indebtedness, including our Registered Senior Subordinated Notes, while borrowings under our senior credit facilities are outstanding. We were in compliance with all such covenants at December 31, 2008, under the Amendment established in February 2009.

We continue to operate in a challenging economic environment and our ability to maintain liquidity and comply with our debt covenants may be affected by economic or other conditions that are beyond our control and which are difficult to predict.  The 2009 production forecasts by ACT Publications for the significant commercial vehicle markets that we serve, are as follows:

North American Class 8	145,000
North American Classes 5-7	131,000
U.S. Trailers	86,000

Based on the these production builds, we expect to comply with our debt covenants and believe that our liquidity will be sufficient to fund currently anticipated working capital, capital expenditures, and debt service requirements for at least the next twelve months.  However, if our net sales are significantly less than expectations, given the volatility and the calendarization of the production builds as well as the other markets that we serve, or due to the challenging credit markets, we could violate our debt covenants or have insufficient liquidity.  In the event of noncompliance, we would pursue an amendment or waiver.  However, no assurances can be given that those forecasts will be accurate.

Interest Rate Instruments—As of December 31, 2008, we had one interest rate swap agreement outstanding.  The agreement was established in December 2007 and the terms with the counterparty are to exchange, at specified intervals, the difference between 3.81% from March 2008 through March 2010, and the variable rate interest amounts calculated by reference to the notional principal amount. The notional principal amounts under the terms are $200 million from March 2008 through March 2009, $150 million from March 2009 through September 2009 and $125 million from September 2009 through March 2010.

Maturities of long-term debt based on minimum scheduled payments based on the provisions under the Second Amendment are as follows:

2009	$—
2010	—
2011	78,444
2012	294,625
2013	—
Thereafter	278,100
Total	$651,169

Note 7 — Supplemental Cash Flows Disclosure

For the purpose of preparing the consolidated financial statements, we consider all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. During 2008, 2007, and 2006, we recorded non-cash pension liability adjustments, net of tax, of $20.6 million, $14.0 million, and $23.7 million, respectively, as a component of Other Comprehensive Income. We also recorded a non-cash increase in our pension benefit obligation of $20.5 million, net of tax, in 2006, pursuant to the adoption of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

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

Obligations and Funded Status:

	Pension Benefits		Other Benefits
	2008	2007	2008	2007
Change in benefit obligation:
Benefit obligation—beginning of year	$196,560	$178,788	$61,962	$84,582
Service cost	3,221	3,717	419	1,058
Interest cost	11,280	10,300	3,626	4,345
Actuarial gains	(15,603)	(2,027)	(4,410)	(15,104)
Benefits paid	(14,547)	(9,261)	(3,846)	(3,341)
Foreign currency exchange rate changes	(15,451)	13,367	(2,171)	1,713
Plan amendment	19	—	(1,560)	(11,213)
Curtailment	(1,870)	(5,187)	(552)	(702)
Special termination benefits	1,074	6,863	—	—
Incurred retiree drug subsidy reimbursements	—	—	108	154
Plan participant’s contributions	—	—	445	470
Benefit obligation—end of year	164,683	196,560	54,021	61,962

Accumulated benefit obligation	$164,291	$193,984	—	—
Change in plan assets:
Fair value of assets—beginning of year	190,740	164,064	—	—
Actual return (loss) on plan assets	(36,497)	6,247	—	—
Employer contribution	14,606	15,987	3,401	2871
Plan participant’s contribution	—	—	445	470
Benefits paid	(14,547)	(9,261)	(3,846)	(3,341)
Foreign currency exchange rate changes	(16,459)	13,703	—	—
Fair value of assets—end of year	137,843	190,740	—	—
Reconciliation of funded status:
Unfunded status	$(26,840)	$(5,820)	$(54,021)	$(61,962)
Amounts recognized in the statement of financial position:
Prepaid benefit cost	$5,100	$5,119	—	—
Accrued benefit liability	(31,941)	(10,939)	$(54,021)	$(61,962)
Accumulated other comprehensive loss (income)	64,192	38,830	(29,777)	(24,982)
Net amount recognized	$37,351	$33,010	$(83,798)	$(86,944)
Amounts expected to be recognized in AOCI in the following fiscal year:
Amortization of net transition (asset)/obligation	$9		—
Amortization of prior service cost	248		$(1,575)
Amortization of net (gain)/loss	2,133		(564)
Total amortization	$2,390		$(2,139)

Components of Net Periodic Benefit Cost:

	Pension Benefits			Other Benefits
	2008	2007	2006	2008	2007	2006
Service cost-benefits earned during the year	$3,221	$3,717	$4,440	$420	$1,058	$1,381
Interest cost on projected benefit obligation	11,281	10,298	9,366	3,626	4,403	4,736
Expected return on plan assets	(14,575)	(13,930)	(12,074)	—	—	—
Prior service cost (net)	388	469	906	(1,409)	(841)	(705)
Other amortization (net)	1,835	1,847	2,431	(467)	137	538
Net amount charged to income	$2,150	$2,401	$5,069	$2,170	$4,757	$5,950
Curtailment charge (gain) and special termination benefits	901	11,085	2,413	—	(739)	79
Total benefits cost charged to income	$3,051	$13,486	$7,482	$2,170	$4,018	$6,029

Recognized in other comprehensive income (loss):
Amortization of net transition (asset) obligation	(28)	(82)		—	—
Prior service (credit) cost	19	—		(1,560)	(11,213)
Amortization of prior service (credit) cost	(942)	(3,042)		1,386	773
Change in net actuarial (gain) loss	28,023	4,464		(5,088)	(14,984)
Amount of net actuarial valuation (gain) loss	(1,820)	(1,830)		467	(137)
Total (gain) loss recognized in other comprehensive income	25,252	(490)		(4,795)	(25,561)
Total (gain) loss recognized in total benefits charged to income and other comprehensive income	$28,303	$12,996		$(2,625)	$(21,543)

During 2008, we recorded pre-tax curtailment charge of $1.1 million as a result of a reduction of workforce in our London, Ontario facility.  During 2007, we recorded pre-tax curtailment charges and special termination benefits of $9.1 million as a result of a reduction of workforce in our London, Ontario facility.  During 2007, we recorded pre-tax curtailment charges of $1.2 million and a $9.8 million reduction of our benefit obligation as a result of an amendment to our post-employment benefit plan at our Erie, Pennsylvania facility. In 2006, an amendment to the pension benefit plan at our Canadian facility resulted in adding $4.5 million to our benefit obligation.

Actuarial Assumptions:

Assumptions used to determine benefit obligations as of December 31 were as follows:

	Pension Benefits		Other Benefits
	2008	2007	2008	2007
Average discount rate	7.11%	6.04%	6.96%	6.36%
Rate of increase in future compensation levels	3.50%	3.50%	3.50%	3.50%

Assumptions used to determine net periodic benefit cost for the years ended December 31 were as follows:

	Pension Benefits		Other Benefits
	2008	2007	2008	2007
Average discount rate	6.10%	5.58%	6.44%	5.85%
Rate of increase in future compensation levels	3.50%	3.50%	3.50%	3.50%
Expected long-term rate of return on assets	7.88%	8.00%	N/A	N/A

The expected long-term rate of return on assets is determined primarily by looking at past performance. In addition, management considers the long-term performance characteristics of the asset mix.

Assumed health care cost trend rates at December 31 were as follows:

	2008	2007
Health care cost trend rate assumed for next year	9.00%	10.00%
Rate to which the cost trend rate is assumed to decline	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2012	2012

The health care cost trend rate assumption has a significant effect on the amounts reported. A one-percentage point change in assumed health care cost trend rates would have the following effects on 2008:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost	$721	$(584)
Effect on postretirement benefit obligation	$(5,693)	$(4,793)

Plan Assets:

Our pension plan weighted-average asset allocations at December 31, 2008 and 2007 were as follows:

	2008	2007
Equity securities	55%	64%
Debt securities	39%	33%
Other	6%	3%
Total	100%	100%

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

Our desired investment result is a long-term rate of return on assets that is at least a 5% real rate of return, or 5% over inflation as measured by the Consumer Price Index for the U.S. plans. The target rate of return for the plans have been based upon the assumption that future real returns will approximate the long-term rates of return experienced for each asset class in our investment policy statement. Our investment guidelines are based upon an investment horizon of greater than five years, so that interim fluctuations should be viewed with appropriate perspective. Similarly, the Plans’ strategic asset allocation is based on this long-term perspective.

We believe that the Plans’ risk and liquidity posture are, in large part, a function of asset class mix. Our investment committee has reviewed the long-term performance characteristics of various asset classes, focusing on balancing the risks and rewards of market behavior. Based on this and the Plans’ time horizon, risk tolerances, performance expectations and asset class preferences, the following strategic asset allocation was derived:

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

Cash Flows—We expect to contribute approximately $20.8 million to our pension plans and $3.6 million to our other postretirement benefit plan in 2009. Pension and postretirement benefits (which include expected future service) are expected to be paid out of the respective plans as follows:

	Pension Benefits	Other Benefits
2009	$9,308	$3,620
2010	$9,445	$3,776
2011	$9,663	$3,927
2012	$10,819	$4,018
2013	$11,315	$4,152
2014 — 2018 (in total)	$60,852	$22,094

Other Plans—We also provide a 401(k) savings plan and a profit sharing plan for substantially all U.S. salaried employees. Select employees may also participate in the Accuride Executive Retirement Allowance Policy and a supplemental savings plan.  Expenses recognized in 2008, 2007, and 2006 were $4.3 million, $4.9 million, and $4.3 million, respectively.

Note 9 — Income Taxes

The income tax provisions for the years ended December 31 are as follows:

	2008	2007	2006
Current:
Federal	$248	$(2,274)	$5,693
State	152	665	1,597
Foreign	1,266	6,928	11,657
	1,666	5,319	18,947
Deferred:
Federal	(40,887)	(4,635)	12,358
State	(5,809)	(303)	2,948
Foreign	(1,235)	(3,240)	(4,131)
Valuation allowance	41,667	(272)	(1,503)
	(6,264)	(8,450)	9,672
Total	$(4,598)	$(3,131)	$28,619

The foreign component of pretax earnings (losses) before eliminations in 2008, 2007 and 2006 was approximately $(3,209), $17,752, and $27,737 respectively.

A reconciliation of the U.S. statutory tax rate to our effective tax rate (benefit) for the years ended December 31, is as follows:

	2008	2007	2006
Statutory tax rate	(35.0)%	(35.0)%	35.0%
State and local income taxes	(0.5)	(4.1)	1.70
Incremental foreign tax (benefit)	0.4	(21.5)	(3.2)
Change in valuation allowance	12.5	(2.3)	(0.2)
Foreign subsidiary dividend	—	12.4	—
Impairment of goodwill	23.4	—	—
Change in liability for unrecognized tax benefits	—	20.6	—
Other items—net	(2.2)	3.2	(2.8)
Effective tax rate	(1.4)%	(26.7)%	30.5%

Deferred income tax assets and liabilities comprised the following at December 31:

	2008	2007
Deferred tax assets:
Postretirement and postemployment benefits	$19,535	$23,244
Accrued liabilities, reserves and other	9,654	8,569
Debt transaction and refinancing costs	6,131	6,573
Inventories	4,550	3,285
Accrued compensation and benefits	5,014	5,805
Worker’s compensation	3,047	2,829
Pension benefit	11,850	1,749
State income taxes	1,517	60
Tax credits	5,838	8,409
Indirect effect of unrecognized tax benefits	1,205	2,688
Loss carryforwards	35,041	8,217
Valuation allowance	(54,423)	(5,702)
Total deferred tax assets	48,959	65,726
Deferred tax liabilities:
Asset basis and depreciation	17,244	15,598
Unrealized foreign exchange gain	78	3,442
Pension costs	—	—
Intangible assets	42,236	61,829
Other	—	79
Total deferred tax liabilities	59,558	80,948
Net deferred tax asset (liability)	(10,599)	(15,222)
Current deferred tax asset	1,955	19,422
Long-term deferred income tax asset (liability)—net	$(12,554)	$(34,644)

Our net operating losses, available in various tax jurisdictions at December 31, 2008, will expire beginning 2012 through 2028. In the current year, we have recorded deferred tax assets for additional foreign and state tax credits incurred through 2008, which will expire beginning 2016 through 2023. No net operating loss carryforwards or foreign tax credits will expire in 2009. Realization of deferred tax assets is dependent upon taxable income within the carryforward periods available under the applicable tax laws. Although realization of deferred tax assets in excess of deferred tax liabilities is not certain, during 2008, management has concluded that it is more than likely that we will not realize the full benefit of our U.S. federal tax jurisdiction deferred tax assets due to three cumulative years of net losses and changes of management’s estimate of future earnings, and recorded a valuation allowance against the amounts that are more likely than not to not be recognized during 2008.

During 2008, valuation allowances related to state net operating loss carry forwards and credits were increased by $2.5 million, net.  This increase was due to changes in management’s estimate of future earnings.  During 2007, the valuation allowances related to state net operating loss carry forwards were reduced by $0.3 million, net. This net

$0.3 million reduction included an increase of $0.4 million due to changes in management’s estimate of future earnings and a reduction of $0.7 million for an adjustment in 2007 to reflect differences in the 2006 tax provision accrual to the tax return.

During 2007, the company completed a tax restructuring of its Mexican operations.  This restructuring included the sale of all manufacturing assets and inventory by AdM to the Company and a distribution of cash from AdM to the company.  As a result, the company recorded a taxable dividend of $31.0 million, and a corresponding foreign tax credit of $8.3 million.  During 2008, the company carried back $2.4 million of the foreign tax credit and recorded a full valuation allowance against the remaining credit.

During 2007 there were income tax law changes in the following jurisdictions in which we are taxable; Canada, Mexico, and Michigan.  These changes had an insignificant effect on our financial statements and on our effective tax rate.

No provision has been made for U.S. income taxes related to undistributed earnings of our foreign subsidiaries that we intend to permanently reinvest. At December 31, 2008, Accuride Canada had $19.8 million of cumulative retained earnings and AdM had $9.1 million of cumulative retained earnings.

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

	For years ended December 31,
	2008	2007
Balance at January 1	$13,050	$11,566
Additions based on tax positions related to the current year	224	709
Additions for tax positions of prior years	792	3,412
Reductions for tax positions of prior years	(3,312)	—
Removal of penalties and interest	(3,892)	—
Reductions due to lapse of statute of limitations	(846)	(1,279)
Settlements with taxing authorities	(234)	(1,358)
Balance at December 31	$5,782	$13,050

The total amount of unrecognized tax benefits that would, if recognized, impact the effective income tax rate was approximately $7.1 million as of December 31, 2008.  Also included in the balance of unrecognized tax benefits is $2.3 million of tax benefits that, if recognized, would affect other tax accounts.

We also recognize accrued interest expense and penalties related to the unrecognized tax benefits as additional tax expense, which is consistent with prior periods. The total amount of accrued interest and penalties was $2.4 million and $1.6 million respectively, as of December 31, 2008.  An increase in interest of $0.1 million was recognized in 2008. The total amount of accrued interest and penalties was approximately $2.3 million and $1.6 million, respectively, as of December 31, 2007.

As of December 31, 2008, we were open to examination in the U.S. federal tax jurisdiction for the 2005-2007 tax years, in Canada for the years of 2000-2007, and in Mexico for the years of 2002-2007.   We were also open to examination in various state and local jurisdictions for the 2004-2007 tax years, none of which were individually material. We believe that our accrual for tax liabilities is adequate for all open audit years. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events.

It is reasonably possible that U.S. federal, state and local, and non-U.S. tax examinations will be settled during the next twelve months. If any of these tax audit settlements do occur within the next twelve months, we would make any necessary adjustments to the accrual for uncertain tax benefits. Until formal resolutions are reached with the tax authorities, the determination of a possible audit settlement range for the impact on uncertain tax benefits is not practicable. On the basis of present information, it is our opinion that any assessments resulting from the current audits will not have a material effect on our consolidated financial statements.  The company believes that it is reasonably possible that an increase of up to $0.2 million in unrecognized benefits may be necessary within the coming year.  In addition, the company believes that it is reasonably possible that approximately $0.5 million of its currently remaining unrecognized tax positions, each of which are individually insignificant, may be recognized by the end of 2009 as a result of a lapse of the statute of limitations.

Note 10 — Stock-Based Compensation Plans

2005 Incentive Plan—In connection with the initial public offering in April 2005, we adopted the Accuride Corporation 2005 Incentive Award Plan (the “Incentive Plan”). The Incentive Plan will terminate on the earlier of ten years after it was approved by our stockholders or when our Board of Directors terminates the Incentive Plan. The Incentive Plan provides for the grant of ISOs, as defined in section 422 of the Code, nonstatutory stock options, restricted stock, restricted stock units (“RSUs”), SARs, deferred stock, dividend equivalent rights, performance awards and stock payments (referred to collectively as Awards) to our employees, consultants and directors. The Incentive Plan authorized the issuance of a maximum of 1,633,988 shares of common stock for grants or exercises of Incentive Awards. On June 14, 2007, the Incentive Plan was amended to increase the number of shares available for common stock grants to 3,633,988.

Employee Stock Purchase Plan—During 2005, we adopted the Accuride Corporation Employee Stock Purchase Plan (“ESPP”), which is designed to allow our eligible employees and the eligible employees of our participating subsidiaries to purchase shares of common stock, at quarterly intervals, with their accumulated payroll deductions. Under the ESPP, we have reserved 653,595 shares as available to issue to all of our eligible employees as determined by the Board of Directors. The ESPP has quarterly offering periods, however payroll deductions for participants are accumulated during the quarterly offering periods. Effective January 2006, the ESPP allows for shares to be purchased at a price per share equal to 95% of the fair market value per share on the purchase dates. During 2007 and 2008, 45,294 and 115,051 shares were purchased under the ESPP. Funds to purchase an additional 316,054 shares were accumulated during the fourth quarter of 2008 and those shares were issued in January 2009, leaving no further shares available to issue under the ESPP.

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

Performance Options — We awarded performance options to officers and other key employees under the 2005 Plan.  Under these awards, a number of options to acquire shares will vest based upon the attainment of the applicable targets established under our incentive compensation plan approved by the Compensation Committee.  Certain outstanding performance options are applicable to performance measurement periods in future fiscal years.  Performance options generally have 10-year contractual terms.  A summary of performance option activity during the year ended December 31, 2008 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Actual Term	Aggregate Intrinsic Value
Performance options outstanding at December 31, 2007	294,248	$9.29
Forfeited	(182,712)	$9.17
Performance options outstanding at December 31, 2008	111,536	$9.49	6.3 years	—
Performance options vested or expected to vest	111,536	$9.49	6.3 years	—
Performance options exercisable at December 31, 2008	111,536	$9.49	6.3 years	—

There is no intrinsic value on performance options outstanding due to the closing price on December 31, 2008 being lower than the strike price of the options.

Service Options - We granted options to officers, other key employees, and members of our Board of Directors under the 2005 Plan as consideration for service.  Options granted generally have 10-year contractual terms.  A summary of service option activity during the year ended December 31, 2008 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Actual Term	Aggregate Intrinsic Value
Service options outstanding at December 31, 2007	496,737	$8.84
Granted	316,054	$0.22
Exercised	(13,268)	$2.96		$14
Forfeited	(56,562)	$12.01
Service options outstanding at December 31, 2008	742,961	$5.04	3.7 years	$—
Service options vested or expected to vest	742,961	$5.04	3.7 years	$—
Service options exercisable at December 31, 2008	719,291	$4.85	3.7 years	$—

Restricted Stock Units - We grant RSUs to officers and other key employees under the Incentive Plan as consideration for service.  RSUs granted generally vest over a three and one-half year period.  A summary of RSU activity under the Incentive Plan during the year ended December 31, 2008 is presented below:

	Number of RSUs	Weighted Average Grant-date Fair Value	Weighted Average Remaining Vesting Period
RSUs unvested at December 31, 2007	237,597	$5.89
Granted	332,929	$3.57
Vested	(114,114)	$5.28
Forfeited	(226,539)	$4.41
RSUs unvested at December 31, 2008	229,873	$4.29	1.6 years
RSUs expected to vest	183,898	$4.29	1.6 years

The awards granted during 2008 vest in installments of 10%, 20%, 30%, and 40% over a three and one-half year period beginning in the year of each grant.

Stock Appreciation Rights - We grant SARs to officers, other key employees, and members of our Board of Directors under the Incentive Plan as consideration for service.  SARs granted generally cliff vest at the end of a three and one-half year period and have 10-year contractual terms.  Our SARs are also applicable to performance measurement periods in fiscal years with a performance-acceleration clause that could allow for 25% vesting on December 31 of each of the first four year-ends following the date of the grant if certain performance targets (that are normally established at the beginning of each year) are met. A summary of SAR activity under the Incentive Plan during the year ended December 31, 2008 is presented below:

	Number of SARs	Weighted Average Exercise Price	Weighted Average Remaining Actual Term	Aggregate Intrinsic Value
SARs outstanding at December 31, 2007	729,481	$13.06
Granted	660,456	$7.10
Exercised	—	—
Forfeited	(571,961)	$10.46
SARs outstanding at December 31, 2008	817,976	$10.07	9.5 years	—
SARs vested or expected to vest	654,381	$10.07	9.5 years	—
SARs exercisable at December 31, 2008	—	—	—	—

Included in the 2008 grants are 495,342 SARs, less forfeitures, that are applicable to performance measurement periods in future fiscal years and will be measured at fair value when the performance targets are established in future fiscal years.  The remaining 165,114 SARs, less forfeitures, will vest on December 31, 2011, since performance targets established for 2008 were not achieved.  There is no intrinsic value on the SARs outstanding due to the closing price on December 31, 2008 being lower than the strike price of the SARs.

We granted 250,000 shares of restricted common stock of the Company, which we anticipate will vest in 2009.

In determining the estimated fair value of our share-based awards as of the grant date, we used the Black-Scholes option-pricing model with the assumptions illustrated in the table below:

	For The Years Ended December 31,
	2008	2007	2006
Expected Dividend Yield	0.0%	0.0%	0.0%
Expected Volatility in Stock Price	41.3%	41.6%	43.6%
Risk-Free Interest Rate	3.6%	5.1%	5.0%
Expected Life of Stock Awards	6.2 years	6.3 years	7.0 years
Weighted-Average Fair Value at Grant Date	$3.26	$7.39	$6.08

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

Compensation expense recorded during 2008, 2007, and 2006 was $2.4 million, $2.7 million, and $1.5 million, respectively.  Compensation expense for unvested instruments as of December 31, 2008, of approximately $2.8 million will be recognized over a weighted period of 1.3 years. The tax benefit (cost) recognized during 2008, 2007, and 2006 was approximately ($1.6) million, $1.3 million, and $2.1 million, respectively.

Note 11 – Commitments

We lease certain plant, office space, and equipment for varying periods. Management expects that in the normal course of business, expiring leases will be renewed or replaced by other leases. Purchase commitments related to fixed assets at December 31, 2008 totaled $1.5 million. Rent expense for the years ended December 31, 2008, 2007, and 2006 was $9.1 million, $6.5 million and $6.8 million, respectively. Future minimum lease payments for all non-cancelable operating leases having a remaining term in excess of one year at December 31, 2008, are as follows:

2009	9,491
2010	8,244
2011	4,585
2012	2,822
2013	1,791
Thereafter	8,806
Total	$35,739

Note 12 – Segment Reporting

Based on our continual monitoring of the long-term economic characteristics, products and production processes, class of customer, and distribution methods of our operating segments, we determined our seven operating segments aggregate into three reportable segments:  Wheels, Components, and Other.  All of our segments design, manufacture and market products to the commercial vehicle industry.  The Wheels segment’s products consist of wheels for heavy- and medium-duty trucks and commercial trailers.  The Components segment’s products consist of truck body and chassis parts, wheel-end components and assemblies, and seats.  The Other segment’s products primarily consist of other commercial vehicle components, including steerable drive axles and gearboxes.  We believe this segmentation is appropriate based upon management’s operating decisions and performance assessment. The accounting policies of the reportable segments are the same as described in Note 1, “Significant Accounting Policies”.

	2008	2007	2006
Net sales:
Wheels	$391,433	$477,115	$678,499
Components	492,025	491,324	681,371
Other	47,951	45,247	48,285
Consolidated total	$931,409	$1,013,686	$1,408,155

Operating income (loss):
Wheels	$55,673	$60,078	$106,128
Components	(296,143)	(2,583)	65,548
Other	(1,672)	7,527	8,123
Corporate	(34,501)	(35,426)	(36,360)
Consolidated total	$(276,643)	$29,596	$143,439

Total assets:
Wheels	$191,435	$188,288
Components	285,966	578,158
Other	38,064	45,466
Corporate	293,085	301,722
Consolidated total	$808,550	$1,113,634

Included in 2008 operating income (loss) are goodwill and other intangible asset impairments in our Components and Other reportable segments of $267.2 million and $10.7 million, respectively.

Geographic Segments—Our operations in the United States, Canada, and Mexico are summarized below:

For Year Ended Dec. 31, 2008	United States	Canada	Mexico	Eliminations	Combined
Net sales:
Sales to unaffiliated customers—domestic	$761,319	$10,553	$43,658	$—	$815,530
Sales to unaffiliated customers—export	102,267	—	13,612	—	115,879
Total	$863,586	$10,553	$57,270	$—	$931,409
Long-lived assets	$569,776	$50,188	$9,003	$(128,176)	$500,791

For Year Ended Dec. 31, 2007	United States	Canada	Mexico	Eliminations	Combined
Net sales:
Sales to unaffiliated customers—domestic	$812,748	$12,748	$48,664	$—	$874,160
Sales to unaffiliated customers—export	130,894	—	8,632	—	139,526
Total	$943,642	$12,748	$57,296	$—	$1,013,686
Long-lived assets	$851,416	$66,520	$10,509	$(128,176)	$800,269

For Year Ended Dec. 31, 2006	United States	Canada	Mexico	Eliminations	Combined
Net sales:
Sales to unaffiliated customers—domestic	$1,140,182	$15,973	$48,218	$—	$1,204,373
Sales to unaffiliated customers—export	192,785	—	10,997	—	203,782
Total	$1,332,967	$15,973	$59,215	$—	$1,408,155
Long-lived assets	$884,501	$82,611	$28,038	$(160,203)	$834,947

Each geographic segment made sales to each of the three major customers in 2008 that each exceed 10% of total net sales for the years ended December 31. Sales to those customers are as follows:

	2008		2007		2006
	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales
Customer one	$149,229	16.0%	$168,416	16.6%	$253,457	18.0%
Customer two	140,538	15.1%	167,327	16.5%	250,460	17.8%
Customer three	131,047	14.1%	136,578	13.5%	221,733	15.7%
	$420,814	45.2%	$472,321	46.6%	$725,650	51.5%

Sales by product grouping for the years ended December 31 are as follows:

	2008		2007		2006
	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales
Wheels	$391,867	42.1%	$477,115	47.1%	$678,499	48.2%
Wheel-end components and assemblies	211,915	22.8%	199,235	19.7%	290,662	20.6%
Truck body and chassis parts	111,160	11.9%	137,002	13.5%	197,902	14.1%
Seating assemblies	39,784	4.3%	52,087	5.1%	77,974	5.5%
Other components	176,683	18.9%	148,247	14.6%	163,118	11.6%
	$931,409	100%	$1,013,686	100.0%	$1,408,155	100.0%

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

The carrying amounts of cash and cash equivalents, trade receivables, and accounts payable approximate fair value because of the relatively short maturity of these instruments.  The carrying amounts and related estimated fair values for our remaining financial instruments as of December 31, 2008 are as follows:

	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total

Assets
Marketable securities	$5,000			$5,000	$5,000
Foreign exchange forward contracts	$843		$843		$843

Liabilities
Interest rate swap contracts	$4,415		$4,415		$4,415
Total debt	$651,169		$358,880		$358,880

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

The following table provides a summary of changes in fair value of our Level 3 assets for the twelve months ended December 31, 2008:

Twelve Months Ended December 31, 2008

Beginning balance	—
Purchase of securities	$5,000
Unrealized gain (loss) recognized	—
Net settlements	—
Ending balance	$5,000

Note 14 – Related Transactions

In connection with the TTI merger, we entered into a management services agreement (“Management Services Agreement”) with KKR and Trimaran Fund Management L.L.C. (“TFM”), pursuant to which we retained KKR and TFM to provide management, consulting and financial services to Accuride of the type customarily performed by investment companies to our portfolio companies. In exchange for such services, we agreed to pay an annual fee in the amount equal to $665,000 to KKR and $335,000 to TFM. In addition, we agreed to reimburse KKR and TFM, and their respective affiliates, for all reasonable out-of-pocket expenses incurred in connection with such retention, including travel expenses and expenses of legal counsel. During 2007, we terminated the Management Services Agreement with respect to both KKR and TFM when each party no longer had the right to appoint one or more members to our Board of Directors pursuant to the terms of the Shareholder Rights Agreement that we entered in connection with the TTI merger.  During 2007, payments related to these agreements totaled $0.3 million for KKR.  There were no payments to TFM due to the termination of the agreement at the beginning of 2008.

Note 15 – Quarterly Data (unaudited)

The following table sets forth certain quarterly income statement information for the years ended December 31, 2008 and 2007:

	2008
	Q1	Q2	Q3	Q4	Total
	(Dollars in thousands, except per share data)
Net sales	$238,210	$244,919	$239,487	$208,793	$931,409
Gross profit(1)	12,269	21,350	11,888	10,093	55,600
Operating expenses	13,654	12,761	14,807	13,980	55,202
Impairment charges	—	—	212,220	64,821	277,041
Income (loss) from operations	(1,385)	8,589	(215,139)	(68,708)	(276,643)
Other expense (2)	(16,768)	(7,551)	(12,082)	(19,820)	(56,221)
Net income (loss)	(11,741)	3,375	(201,179)	(118,721)	(328,266)
Basic income (loss) per share	$(0.33)	$0.10	$(5.67)	$(3.32)	$(9.24)
Diluted income (loss) per share	$(0.33)	$0.10	$(5.67)	$(3.32)	$(9.24)

	2007
	Q1	Q2	Q3	Q4	Total
	(Dollars in thousands, except per share data)
Net sales	$325,430	$245,133	$220,580	$222,543	$1,013,686
Gross profit(1)	24,116	28,454	13,291	20,633	86,494
Operating expenses	15,051	14,223	13,690	13,934	56,898
Income (loss) from operations	9,065	14,231	(399)	6,699	29,596
Other expense (2)	(11,945)	(8,050)	(9,091)	(12,280)	(41,366)
Net income (loss)	(1,884)	4,893	(1,220)	(10,428)	(8,639)
Basic income (loss) per share	$(0.05)	$0.14	$(0.03)	$(0.29)	$(0.25)
Diluted income (loss) per share	$(0.05)	$0.14	$(0.03)	$(0.29)	$(0.25)

(1)

Impacting gross profit in 2007 were increases in revenue of $10.6 million as a result of a 2006 resolution of a commercial dispute with a customer, accelerated depreciation expense of certain Wheel assets of $12.8 million, severance and other benefit charges of $15.5 million at our London, Ontario facility, and other non-cash post-employment benefit curtailment charges of $1.2 million in the third quarter of 2007 at our Erie, Pennsylvania facility. Gross profit for 2008 was impacted by $7.7 million of costs related to a labor disruption at our Rockford, Illinois, facility, a $7.4 million charge for restructuring that was primarily severance-related, $3.1 million non-cash charge for the loss on a sale of assets at our Anniston, Alabama, facility, and $2.8 million in other severance charges unrelated to our restructuring activities.

(2)

Included in other expense are interest income, interest expense, and other income (expense), net. During the fourth quarter of 2007, we incurred fees of $1.6 million related to the amendment to our credit agreement (see Note 6).

Note 16 – Valuation and Qualifying Accounts

The following table summarizes the changes in our valuation and qualifying accounts:

	Balance at Beginning of Period	Additions due to Acquisition	Charges (credits) to Cost and Expenses	Recoveries	Write-Offs	Balance at end of Period
Reserves in Accounts Receivable:
December 31, 2006(1)	1,877	104	1,084	4	(942)	2,127
December 31, 2007	2,127	—	(62)	(436)	(168)	1,461
December 31, 2008	1,461	—	1,023	59	(800)	1,743

(1)          Addition due to acquisition of AOT in 2006.

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

As of December 31, 2008, we had an environmental reserve of approximately $1.5 million, related primarily to our foundry operations. This reserve is based on current cost estimates and does not reduce estimated expenditures to net present value, but does take into account the benefit of a contractual indemnity given to us by a prior owner of our wheel-end subsidiary. The failure for the indemnitor to fulfill its obligations could result in future costs that may be material. Any cash expenditures required by us or our subsidiaries to comply with applicable environmental laws and/or to pay for any remediation efforts will not be reduced or otherwise affected by the existence of the environmental reserve. We currently anticipate spending approximately $0.2 million per year in 2009 through 2012 for monitoring the various environmental sites associated with the environmental reserve, including attorney and consultant costs for strategic planning and negotiations with regulators and other potentially responsible parties, and payment of remedial investigation costs. Based on all of the information presently available to us, we believe that our environmental reserves will be adequate to cover the future costs related to the sites associated with the environmental reserves, and that any additional costs will not have a material adverse effect on our financial condition, results of operations or cash flows. However, the discovery of additional sites, the modification of existing or promulgation of new laws or regulations, more vigorous enforcement by regulators, the imposition of joint and several liability as defined in CERCLA or analogous state laws, or other unanticipated events could result in a material adverse effect.

The final Iron and Steel Foundry NESHAP was developed pursuant to Section 112(d) of the Clean Air Act and requires all major sources of hazardous air pollutants to install controls representative of maximum achievable control technology. We believe that our foundry operations are in compliance with the applicable requirements of the Iron and Steel Foundry NESHAP.

Pursuant to the Recapitalization of the Company on January 21, 1998, we were indemnified by PDC with respect to certain environmental liabilities at our Henderson and London facilities, subject to certain limitations.  At the Erie, Pennsylvania, facility, we have obtained an environmental insurance policy to provide coverage with respect to certain environmental liabilities.  Management does not believe that the outcome of any environmental proceedings will have a material adverse effect on our consolidated financial condition or results of operations.

During the fourth quarter of 2006, we resolved a commercial dispute with Ford.  As a result of the resolution, we recognized $10.4 million of revenue in 2006 and $10.6 million in 2007.  In addition, cash flow increased by $10.0 million in 2006 and $11.0 million in 2007. Ford re-sourced its Accuride business to another supplier during 2007.  In 2007, total sales to Ford were less than 5% of total revenues. See Note 5 for a discussion of accelerated depreciation associated with the light wheel assets as a result of the expected reduction in product sales to Ford.

As of December 31, 2008, we had approximately 2,980 employees, of which 773 were salaried employees with the remainder paid hourly. Unions represent approximately 1,450 of our employees, or 49% of the total. Each of our unionized facilities has a separate contract with the union that represents the workers employed at such facility. The union contracts expire at various times over the next few years with the exception of our union contract that covers the hourly employees at our Monterrey, Mexico, facility, which expires on an annual basis in January unless otherwise renewed. The 2009 negotiations in Monterrey were successfully completed prior to the expiration of our union contract.  In 2009, we have contracts expiring at our Brillion, Cuyahoga Falls, Elkhart Plant 2, and London, Ontario facilities.  Based on the consolidation of the Cuyahoga Falls operations into our Erie plant, we will be ceasing operations performed by the collective bargaining unit at the Cuyahoga Falls facility and do not anticipate negotiating for a new contract at that location.  We do not anticipate that the outcome of the remaining 2009 negotiations will have a material adverse effect on our operating performance or costs.

Note 18 — Product Warranties

The Company provides product warranties in conjunction with certain product sales. Generally, sales are accompanied by a 1- to 5-year standard warranty. These warranties cover factors such as non-conformance to specifications and defects in material and workmanship.

Estimated standard warranty costs are recorded in the period in which the related product sales occur. The warranty liability recorded at each balance sheet date in other current liabilities reflects the estimated number of months of warranty coverage outstanding for products delivered times the average of historical monthly warranty payments, as well as additional amounts for certain major warranty issues that exceed a normal claims level. The following table summarizes product warranty activity recorded for the years ended December 31, 2008, 2007, and 2006:

	2008	2007	2006
Balance—beginning of year	$2,360	$1,976	$1,374
Provision for new warranties	178	1,796	1,203
Payments	(1,540)	(1,412)	(601)
Balance—end of year	$998	$2,360	$1,976

Note 19—Guarantor and Non-guarantor Financial Statements

Our Senior Subordinated Notes are fully and unconditionally guaranteed, on a joint and several basis, by substantially all of our 100% owned domestic subsidiaries (“Guarantor Subsidiaries”). The non-guarantor subsidiaries are our foreign subsidiaries. The following condensed financial information illustrates the composition of the combined Guarantor Subsidiaries:

CONDENSED CONSOLIDATING BALANCE SHEETS

	December 31, 2008
(in thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
ASSETS
Cash	$95,630	$(1,633)	$29,679	—	$123,676
Accounts receivable, net	21,244	202,230	4,416	$(149,671)	78,219
Inventories and supplies	21,278	64,506	12,056	(534)	97,306
Other current assets	2,449	3,465	2,644	—	8,558
Total current assets	140,601	268,568	48,795	(150,205)	307,759
Property, plant, and equipment, net	39,365	173,255	46,018	—	258,638
Goodwill	66,973	52,460	8,041	—	127,474
Intangible assets, net	560	96,922	—	—	97,482
Investment in affiliates	343,655	—	—	(343,655)	—
Deferred tax assets	—	—	—	—	—
Other non-current assets	10,593	1,472	5,132	—	17,197
TOTAL	$601,747	$592,677	$107,986	$(493,860)	$808,550
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$10,523	$45,172	$8,242	—	63,937
Accrued payroll and compensation	2,380	11,349	5,922	—	19,651
Accrued interest payable	12,128	9	368	—	12,505
Accrued and other liabilities	9,101	279,329	5,082	(263,987)	29,525
Total current liabilities	34,132	335,859	19,614	(263,987)	125,618
Long term debt, net	618,069	3,100	30,000	—	651,169
Deferred and long-term income taxes	6,997	13,248	1,024	—	21,269
Other non-current liabilities	16,364	57,422	10,523	—	84,309
Stockholders’ equity (deficiency)	(73,815)	183,048	46,825	$(229,873)	(73,815)
TOTAL	$601,747	$592,677	$107,986	$(493,860)	$808,550

	December 31, 2007
(in thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
ASSETS
Cash	$85,940	$(2,474)	$7,469	—	$90,935
Accounts receivable, net	23,485	194,935	8,222	$(139,447)	87,195
Inventories and supplies	23,819	76,865	13,436	(1,010)	113,110
Other current assets	6,952	11,836	3,337	—	22,125
Total current assets	140,196	281,162	32,464	(140,457)	313,365
Property, plant, and equipment, net	42,020	185,948	51,272	—	279,240
Goodwill	66,973	303,790	8,041	—	378,804
Intangible assets, net	587	128,283	—	—	128,870
Investment in affiliates	613,448	—	—	(612,358)	1,090
Deferred tax assets	26,011	14,134	13,316	(53,461)	—
Other non-current assets	6,862	265	5,138	—	12,265
TOTAL	$896,097	$913,582	$110,231	$(806,276)	$1,113,634
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$8,843	$61,478	$9,749	—	80,070
Accrued payroll and compensation	7,442	14,227	8,787	—	30,456
Accrued interest payable	11,066	10	29	—	11,105
Accrued and other liabilities	1,367	239,177	11,344	(223,565)	28,323
Total current liabilities	28,718	314,892	29,909	(223,565)	149,954
Long term debt, net	569,625	3,100	—	—	572,725
Deferred and long-term income taxes	12,790	67,991	17,239	(53,461)	44,559
Other non-current liabilities	11,164	50,950	10,482	—	72,596
Stockholders’ equity	273,800	476,649	52,601	$(529,250)	273,800
TOTAL	$896,097	$913,582	$110,231	$(806,276)	$1,113,634

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Year ended December 31, 2008
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$256,180	$667,521	$134,191	$(126,483)	$931,409
Cost of goods sold	217,214	660,520	124,558	(126,483)	875,809
Gross profit	38,966	7,001	9,633	—	55,600
Operating expenses	39,108	15,307	787	—	55,202
Impairment of goodwill and other intangibles	—	277,041	—	—	277,041
Income (loss) from operations	(142)	(285,347)	8,846	—	(276,643)
Other income (expense):
Interest (expense), net	(43,758)	(79)	(7,563)	—	(51,400)
Equity in earnings of affiliates	(288,374)	—	—	288,374	—
Other income (expense), net	(621)	351	(4,551)	—	(4,821)
Income (loss) before income taxes	(332,895)	(285,075)	(3,268)	288,374	(332,864)
Income tax provision (benefit)	(4,629)	—	31	—	(4,598)
Net income (loss)	$(328,266)	$(285,075)	$(3,299)	$288,374	$(328,266)

	Year ended December 31, 2007
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$297,338	$673,975	$250,582	$(208,209)	$1,013,686
Cost of goods sold	265,137	641,526	228,738	(208,209)	927,192
Gross profit	32,201	32,449	21,844	—	86,494
Operating expenses	41,977	14,015	906	—	56,898
Income from operations	(9,776)	18,434	20,938	—	29,596
Other income (expense):
Interest (expense), net	(43,927)	(138)	(4,279)	—	(48,344)
Equity in earnings of affiliates	32,787	—	—	(32,787)	—
Other income (expense), net	5,458	441	1,079	—	6,978
Income (loss) before income taxes	(15,458)	18,737	17,738	(32,787)	(11,770)
Income tax provision (benefit)	(6,819)	—	3,688	—	(3,131)
Net income (loss)	$(8,639)	$18,737	$14,050	$(32,787)	$(8,639)

	Year ended December 31, 2006
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$461,983	$914,586	$361,219	$(329,633)	$1,408,155
Cost of goods sold	406,263	807,654	326,974	(329,633)	1,211,258
Gross profit	55,720	106,932	34,245	—	196,897
Operating expenses	41,785	10,929	744	—	53,458
Income from operations	13,935	96,003	33,501	—	143,439
Other income (expense):
Interest (expense), net	(46,143)	(101)	(4,666)	—	(50,910)
Equity in earnings of affiliates	118,104	—	—	(117,483)	621
Other income (expense), net	1,156	546	(1,100)	—	602
Income (loss) before income taxes	87,052	96,448	27,735	(117,483)	93,752
Income tax provision	21,919	—	6,700	—	28,619
Net income	$65,133	$96,448	$21,035	$(117,483)	$65,133

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year ended December 31, 2008
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(328,266)	$(285,075)	$(3,299)	$288,374	$(328,266)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and impairment of PP&E	7,624	29,932	6,465	—	44,021
Amortization — deferred financing costs	1,205	5	25	—	1,235
Amortization — other intangible assets	584	4,814	—	—	5,398
Loss on disposal of assets	(110)	3,102	168	—	3,160
Deferred income taxes	(5,032)	—	(1,232)	—	(6,264)
Equity in earnings of subsidiaries and affiliates	288,374	—	—	(288,374)	—
Non-cash stock-based compensation	2,434	—	—	—	2,434
Impairments of investments	3,056	—	—	—	3,056
Impairments of goodwill and other intangibles	—	277,041	—	—	277,041
Change in other operating items	6,550	(8,991)	(8,539)	—	(10,980)
Net cash provided by (used in) operating activities	(23,581)	20,828	(6,412)	—	(9,165)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(7,966)	(20,340)	(1,379)	—	(29,685)
Other	(5,975)	353	—	—	(5,622)
Net cash used in investing activities	(13,941)	(19,987)	(1,379)	—	(35,307)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on revolving debt	48,444	—	30,000	—	78,444
Other	(1,232)	—	1	—	(1,231)
Net cash provided by financing activities	47,212	—	30,001	—	77,213

Increase in cash and cash equivalents	9,690	841	22,210	—	32,741
Cash and cash equivalents, beginning of year	85,940	(2,474)	7,469	—	90,935
Cash and cash equivalents, end of year	$95,630	$(1,633)	$29,679	$—	$123,676

	Year ended December 31, 2007
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(8,639)	$18,737	$14,050	$(32,787)	$(8,639)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and impairment	5,827	29,348	20,737	—	55,912
Amortization — deferred financing costs	1,209	—	26	—	1,235
Amortization and impairment— other intangible assets	787	5,987	—	—	6,774
Loss (gain) on disposal of assets	200	128	105	—	433
Deferred income taxes	(5,210)	—	(3,240)	—	(8,450)
Equity in earnings of affiliates	(32,787)	—	—	32,787	—
Non-cash stock-based compensation	2,719	—	—	—	2,719
Change in other operating items	61,527	(23,311)	(5,258)	—	32,958
Net cash provided by operating activities	25,633	30,889	26,420	—	82,942

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(4,933)	(29,734)	(1,832)	—	(36,499)
Proceeds from sale of property, plant, and equipment	—	446	—	—	446
Other investments, net of cash acquired	(740)	—	—	—	(740)
Cash distribution from investment — Trimont	—	427	—	—	427
Net cash used by investing activities	(5,673)	(28,861)	(1,832)	—	(36,366)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments on long-term and revolving debt	(70,000)	—	—	—	(70,000)
Redemption of capital investment	46,970	—	(46,970)
Proceeds from employee stock option and stock purchase plans	3,006	—	—	—	3,006
Tax benefit from employee stock option exercises	1,149	—	—	—	1,149
Net cash used by financing activities	(18,875)	—	(46,970)	—	(65,845)

Increase (decrease) in cash and cash equivalents	1,085	2,028	(22,382)	—	(19,269)
Cash and cash equivalents, beginning of year	84,855	(4,502)	29,851	—	110,204
Cash and cash equivalents, end of year	$85,940	$(2,474)	$7,469	$—	$90,935

	Year ended December 31, 2006
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$65,133	$96,448	$21,035	$(117,483)	$65,133
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and impairment	6,105	28,415	26,977	—	61,497
Amortization — deferred financing costs	1,207	—	159	—	1,366
Amortization — other intangible assets	793	4,739	—	—	5,532
Loss (gain) on disposal of assets	1,459	134	(42)	—	1,551
Deferred income taxes	14,641	—	(4,969)	—	9,672
Equity in earnings of affiliates	(118,104)	—	—	117,483	(621)
Non-cash stock-based compensation	1,500	—	—	—	1,500
Change in other operating items	147,780	(106,944)	(35,453)	—	5,383
Net cash provided by operating activities	120,514	22,792	7,707	—	151,013

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(4,275)	(29,079)	(8,835)	—	(42,189)
Proceeds from sale of property, plant, and equipment	1,888	—	—	—	1,888
Other investments, net of cash acquired	(1,038)	—	—	—	(1,038)
Cash distribution from investment — Trimont	—	544	—	—	544
Net cash used by investing activities	(3,425)	(28,535)	(8,835)	—	(40,795)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments on long-term and revolving debt	(50,000)	—	(5,000)	—	(55,000)
Proceeds from employee stock option and stock purchase plans	4,535	—	—	—	4,535
Tax benefit from employee stock option exercises	2,139	—	—	—	2,139
Payments of costs to issue of shares	(103)	—	—	—	(103)
Net cash used by financing activities	(43,429)	—	(5,000)	—	(48,429)

Increase (decrease) in cash and cash equivalents	73,660	(5,743)	(6,128)	—	61,789
Cash and cash equivalents, beginning of year	11,195	1,241	35,979	—	48,415
Cash and cash equivalents, end of year	$84,855	$(4,502)	$29,851	$—	$110,204

Note 20—Subsequent Events

On February 4, 2009, we amended our Term Facility and Revolving Credit Facility under our Fourth Amended and Restated Credit Agreement (the “Second Amendment”).  On February 4, 2009, Accuride also completed a transaction with an affiliate of Sun Capital, which currently holds approximately $70 million principal amount of Last-Out Loans.

The Second Amendment adjusts certain financial covenants under the Fourth Amended and Restated Credit Agreement from the fourth quarter of 2008 through 2010, including leverage, interest coverage and fixed charge coverage ratios, and extends the maturity date of the Revolving Credit Facility until January 31, 2011.  In connection with the Second Amendment, Sun Capital agreed to modify the Last-Out Loans to become last out as to payment to the First-Out Loans.  Sun Capital also agreed to modify certain voting provisions and other rights under the Fourth Amended and Restated Credit Agreement as a holder of the Last-Out Loans.

Under the Second Amendment, Accuride re-priced the indebtedness outstanding under the Fourth Amended and Restated Credit Agreement as follows:

•                  Interest on the First-Out loans and on debt outstanding under the Revolving Credit Facility will accrue at a rate of LIBOR plus 500 basis points, with a LIBOR floor of 300 basis points.

•                Until December 31, 2009, interest on the Last-Out Loans will accrue on a payable-in-kind basis (“PIK”) at a premium of 500 basis points over the interest rate applicable to the First-Out Loans.

•                  After December 31, 2009, interest on the Last-Out Loans will accrue on a PIK basis at the same premium over the First-Out Loans described above unless Accuride’s liquidity position, as defined in the Second Amendment, exceeds $50 million, in which case interest on the Last-Out Loans will be payable in cash.

•                  Cash interest on the Last-Out Loans will be payable at a premium of 300 basis points over the interest rate applicable to the First-Out Loans.

In connection with the modification of the Last-Out Loans and pursuant to a Last-Out Debt Agreement, dated February 4, 2009 (the “Last Out Debt Agreement”), that Accuride entered into with Sun Capital, Accuride issued a warrant (the “Warrant”) to Sun Capital exercisable for 25 percent of Accuride’s fully-diluted common stock.  Sun Capital currently owns approximately 9.9 percent of Accuride’s outstanding common stock.  Fees to be paid in 2009 associated with the Second Amendment are approximately $10.5 million.