Form 10-Q
period 2009-03-31
ACCURIDE CORP
filed 2009-05-07
CIK 817979

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of May 5, 2009, 36,252,036 shares of Accuride Corporation common stock, par value $.01 per share, were outstanding.

ACCURIDE CORPORATION

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ACCURIDE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
(In thousands, except for per share data)	2009	2008

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,492	$123,676
Customer receivables, net of allowance for doubtful accounts of $2,114 and $1,743 in 2009 and 2008, respectively	62,490	70,485
Other receivables	6,779	7,734
Inventories	77,678	78,805
Supplies, net	18,651	18,501
Deferred income taxes	1,955	1,955
Income tax receivable	1,356	1,140
Prepaid expenses and other current assets	5,341	5,463
Total current assets	202,742	307,759
PROPERTY, PLANT AND EQUIPMENT, net	251,128	258,638
OTHER ASSETS:
Goodwill	127,474	127,474
Other intangible assets, net	96,251	97,482
Deferred financing costs, net of accumulated amortization of $5,826 and $4,940 in 2009 and 2008, respectively	9,923	5,559
Marketable securities and other investments	5,000	5,000
Other	8,334	6,638
TOTAL	$700,852	$808,550
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES:
Accounts payable	$46,105	$63,937
Accrued payroll and compensation	21,504	19,651
Accrued interest payable	6,488	12,505
Accrued workers compensation	7,803	7,969
Accrued and other liabilities	20,127	21,556
Total current liabilities	102,027	125,618
LONG-TERM DEBT	523,708	651,169
INDEBTEDNESS TO RELATED PARTIES	71,437	—
DEFERRED INCOME TAXES	12,775	12,554
NON-CURRENT INCOME TAXES PAYABLE	8,715	8,715
OTHER POSTRETIREMENT BENEFIT PLAN LIABILITY	50,278	50,400
PENSION BENEFIT PLAN LIABILITY	31,845	31,941
OTHER LIABILITIES	4,277	1,968
COMMITMENTS AND CONTINGENCIES (Note 7)	—	—
STOCKHOLDERS’ DEFICIENCY:
Preferred Stock, $0.01 par value; 5,000,000 shares authorized and 1 issued	—	—
Common Stock, $0.01 par value; 100,000,000 shares authorized, 36,946,000 and 36,573,000 shares issued, and 36,242,000 and 35,869,000 shares outstanding in 2009 and 2008, respectively	362	359
Additional paid-in-capital	263,996	263,858
Treasury stock — 76,000 shares at cost in 2009 and 2008	(751)	(751)
Accumulated other comprehensive loss	(29,153)	(29,672)
Retained deficiency	(338,664)	(307,609)
Total stockholders’ deficiency	(104,210)	(73,815)
TOTAL	$700,852	$808,550

See notes to unaudited condensed consolidated financial statements.

ACCURIDE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
(in thousands except per share data)	2009	2008
NET SALES	$143,576	$238,210
COST OF GOODS SOLD	143,536	225,941
GROSS PROFIT	40	12,269
OPERATING EXPENSES:
Selling, general and administrative	12,224	13,654
LOSS FROM OPERATIONS	(12,184)	(1,385)
OTHER INCOME (EXPENSE):
Interest income	219	532
Interest expense	(13,522)	(16,246)
Loss on extinguishment of debt	(5,389)	—
Other income (loss), net	811	(1,054)
LOSS BEFORE INCOME TAXES	(30,065)	(18,153)
INCOME TAX EXPENSE (BENEFIT)	990	(6,412)
NET LOSS	$(31,055)	$(11,741)

Weighted average common shares outstanding—basic	36,169	35,412

Basic loss per share	$(0.86)	$(0.33)

Weighted average common shares outstanding—diluted	36,169	35,412

Diluted loss per share	$(0.86)	$(0.33)

See notes to unaudited condensed consolidated financial statements.

ACCURIDE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(In thousands)	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(31,055)	$(11,741)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and impairment	11,122	10,268
Amortization — deferred financing costs	886	308
Amortization — other intangible assets	1,231	1,420
Loss on extinguishment of debt	5,389	—
Loss on disposal of assets	28	18
Provision for deferred income taxes	—	(7,423)
Non-cash stock-based compensation	95	510
Gain on warrant valuation	(2,328)	—
Paid-in-kind interest	1,371	—
Changes in certain assets and liabilities:
Receivables	8,950	(24,278)
Inventories and supplies	977	(6,838)
Prepaid expenses and other assets	(1,349)	(4,685)
Accounts payable	(20,046)	16,538
Accrued and other liabilities	(5,774)	(2,453)
Net cash used in operating activities	(30,503)	(28,356)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(4,714)	(10,424)
Purchase of marketable securities	—	(5,000)
Other	79	(412)
Net cash used in investing activities	(4,635)	(15,836)
CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in revolving credit advance	(53,000)	—
Credit facility amendment fees	(7,091)	—
Other	45	99
Net cash provided by (used in) financing activities	(60,046)	99
DECREASE IN CASH AND CASH EQUIVALENTS	(95,184)	(44,093)
CASH AND CASH EQUIVALENTS—Beginning of period	123,676	90,935
CASH AND CASH EQUIVALENTS—End of period	$28,492	$46,842

Supplemental cash flow information:
Cash paid for interest	$17,819	$16,583
Cash paid for income taxes	$1,266	$3,210
Purchases of property, plant, and equipment in accounts payable	$4,041	$5,291
Non-cash transaction:
Issuance of warrant	$4,655	—

See notes to unaudited condensed consolidated financial statements.

ACCURIDE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AS OF MARCH 31, 2009 AND DECEMBER 31, 2008 AND FOR THE THREE MONTHS ENDED
MARCH 31, 2009 AND 2008

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

The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009.  The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited condensed consolidated financial statements and notes thereto disclosed in Accuride’s Annual Report on Form 10-K for the year ended December 31, 2008.

Management’s Estimates and Assumptions — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Derivative Financial Instruments — We use derivative financial instruments as part of our overall risk management strategy as further described under Item 7A of our 2008 Annual Report on Form 10-K.  The derivative instruments used from time to time include interest rate and foreign exchange instruments.  All derivative instruments are recognized on the balance sheet at their estimated fair values. As of March 31, 2009, there were no derivatives that were designated as hedges for financial reporting purposes.

Interest Rate Instruments — We use interest rate swap agreements as a means of fixing the interest rate on portions of our floating-rate debt.  As of March 31, 2009 we had one interest rate swap agreement outstanding, which was established in December 2007.  Pursuant to the terms of the interest rate swap agreement, we exchange with the counterparty, at specified intervals, the difference between 3.81% from March 2009 through March 2010, and the variable rate interest amounts calculated by reference to the notional principal amount. The notional principal amounts under the terms are $150 million from March 2009 through September 2009 and $125 million from September 2009 through March 2010.

Gains and losses included as a component of interest expense are as follows:

	Three Months Ended March 31,
	2009	2008
Realized Gain (Loss)	$(848)	$250
Unrealized Gain (Loss)	$808	$(4,538)

Foreign Exchange Instruments — We use foreign currency forward contracts and option contracts to limit foreign exchange risk on anticipated but not yet committed transactions expected to be denominated in Canadian dollars. As of March 31, 2009, the notional amount of open foreign exchange forward contracts was $20.2 million.

Gains and losses included as a component of other income (expense) are as follows:

	Three Months Ended March 31,
	2009	2008
Realized Gain	$207	$71
Unrealized Loss	$(439)	$(14)

Commodity Price Instruments — We use commodity price swap contracts to limit exposure to changes in certain raw material prices. Commodity price instruments, which do not meet the normal purchase exception, are not designated as hedges for financial reporting purposes and, accordingly, are carried in the financial statements at fair value, with realized and unrealized gains and losses reflected in current period earnings as a component of “Cost of goods sold.” At March 31, 2009, we had no open commodity price swaps or futures contracts.

Gains and losses included as a component of cost of goods sold are as follows:

	Three Months Ended March 31,
	2009	2008
Realized Gain	$—	$787
Unrealized Gain	$—	$1,354

Marketable Securities and Other Investments — We have certain investments in municipal bonds with an auction rate feature, which are categorized as marketable securities. We believe that these are conservative investments with a low risk for significant loss of principal. We regularly assess our marketable security investments for impairments and adjust our investment strategy, as we deem appropriate. We classify these securities as available for sale and as non-current in the accompanying consolidated balance sheets based on original maturity dates of greater than one year.  Any unrealized gains or losses would be recorded as a component of other comprehensive income.

Earnings Per Common Share — Basic and diluted earnings per common share were computed as follows:

	Three Months Ended March 31,
	2009	2008

Numerator:
Net loss	$(31,055)	$(11,741)
Denominator:
Weighted average shares outstanding - Basic	36,169	35,412
Effect of dilutive share-based awards	—	—
Weighted average shares outstanding - Diluted	36,169	35,412

Basic loss per common share	$(0.86)	$(0.33)
Diluted loss per common share	$(0.86)	$(0.33)

As of March 31, 2009, there were 545,461 stock options, 796,151 stock appreciation rights, and a warrant exercisable for 12,249,529 shares that were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.

Stock-Based Compensation —Compensation expense for share-based compensation programs of $0.1 million and $0.5 million was recognized in the three months ended March 31, 2009 and 2008, respectively. As of March 31, 2009, there was approximately $1.9 million of unrecognized pre-tax compensation expense related to share-based awards not yet vested that will be recognized over a weighted-average period of 1.4 years.

Income Tax —Under Accounting Principles Board Opinion No. 28, Interim Financial Reporting, we compute on a quarterly basis an estimated annual effective tax rate considering ordinary income and related income tax expense. Ordinary income refers to income (loss) before income tax expense excluding significant, unusual, or infrequently occurring items. The tax effect of an unusual or infrequently occurring item is recorded in the interim period in which it occurs. To the extent the Company cannot reliably estimate annual projected taxes for a taxing jurisdiction, taxes on ordinary income for such a jurisdiction are reported in the period in which they are incurred, which is the case for our domestic tax jurisdictions. Other items included in income tax expense in the periods in which they occur include the cumulative effect of changes in tax laws or rates, foreign exchange gains and losses, adjustments to uncertain tax positions, and adjustments to our valuation allowance due to changes in judgment in the realizability of deferred tax assets in future years.

We have assessed the need to maintain a valuation allowance for deferred tax assets based on an assessment of whether it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Appropriate consideration is given to all available evidence, both positive and negative, in assessing the need for a valuation allowance. Due to our recent history of U.S. operating and taxable losses, the inconsistency of these profits, and the uncertainty of their financial outlook, we continue to maintain a full valuation allowance against our domestic deferred tax assets.

Recent Accounting Adoptions

SFAS No. 141(R) — In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), Business Combinations, which replaces SFAS No. 141, Business Combinations. SFAS No. 141(R) requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value. SFAS No. 141(R) also requires transaction costs related to the business combination to be expensed as incurred. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We adopted SFAS No. 141(R) on January 1, 2009 and it had no material impact on our consolidated financial statements.

SFAS No. 160 — In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements.  SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. Its intention is to eliminate the diversity in practice regarding the accounting for transactions between an entity and noncontrolling interests. SFAS No. 160 will apply to fiscal years and interim periods beginning on or after December 15, 2008.  We adopted SFAS No. 160 on January 1, 2009 and it had no material impact on our consolidated financial statements.

SFAS No. 161 — In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133.  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 to provide a better understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and their effect on an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  We adopted SFAS No. 161 on January 1, 2009 and it had no material impact on our consolidated financial statements.

New Accounting Pronouncements

FSP No. 157-2 — In February 2008, the FASB issued Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of fair value measurements for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  Management is currently evaluating the impact of the adoption of FSP 157-2 on our consolidated financial statements.

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

In April 2009, the FASB issued three new FSPs, all of which impact the accounting and disclosure related to certain financial instruments.  FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased.  It also includes guidance on identifying circumstances that indicate a transaction is not orderly.  FSP FAS 115-2 and FAS 124-2, Recognition of Other-Than-Temporary Impairment, amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, amends FASB Statement No. 107 to require disclosures about the fair value of financial instruments on an interim basis in addition to the annual disclosure requirements.  All three FSPs are required to be adopted for interim periods ending after June 15, 2009.  We do not expect adoption of these staff positions to have a material impact on our consolidated financial statements.

Note 2 — Restructuring

During 2008, in response to the slow commercial vehicle market and the decline in sales, management undertook a review of current operations that led to a comprehensive restructuring plan. On September 22, 2008, we approved a restructuring plan to more appropriately align our workforce in response to the relatively slow commercial vehicle market.

During 2008, we recognized restructuring expenses of $12.4 million in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  In the three months ended March 31, 2009, we recognized additional restructuring expenses of $1.0 million, of which, $0.7 million was recorded as a component of Cost of goods sold and $0.3 million was recorded as a component of Operating expenses.

A summary of the Company’s restructuring liability, included as a component of Accrued payroll and compensation, in regards to employee severance costs is, as follows:

Balance December 31, 2008	$4,281
Severance-related charges	996
Severance-related payments	(1,669)
Balance March 31, 2009	$3,608

   Of the remaining liability, $3,372 will be paid during 2009 with the remainder of $236 paid in 2010.

Note 3 - Inventories

Inventories are stated at the lower of cost or market.  We review inventory on hand and write down excess and obsolete inventory based on our assessment of future demand and historical experience.  The components of inventory on a FIFO basis are as follows:

	March 31, 2009	December 31, 2008
Raw materials	$20,867	$22,839
Work in process	24,914	21,930
Finished manufactured goods	31,897	34,036
Total inventories, net	$77,678	$78,805

Note 4 - Goodwill and Other Intangible Assets

Under SFAS No. 142, Goodwill and Other Intangible Assets, we are required to assess goodwill and any indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred.  The analysis of potential impairment of goodwill requires a two-step approach.  The first step is the estimation of fair value of each reporting unit.  If step one indicates that impairment potentially exists, the second step is performed to measure the amount of impairment, if any.  Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value.

The carrying amount of goodwill as of March 31, 2009 by reportable segment, are as follows:

	Wheels	Components	Other	Corporate	Total

Balance as of March 31, 2009	$123,199	$—	$4,275	$—	$127,474

The changes in the carrying amount of other intangible assets for the period ended March 31, 2009 by reportable segment, are as follows:

	Wheels	Components	Other	Corporate	Total

Balance as of December 31, 2008	$—	$90,727	$6,195	$560	$97,482
Amortization	—	(1,088)	(96)	(47)	(1,231)
Balance as of March 31, 2009	$—	$89,639	$6,099	$513	$96,251

The summary of goodwill and other intangible assets is as follows:

	Weighted	As of March 31, 2009			As of December 31, 2008
	Average Useful Lives	Gross Amount	Accumulated Amortization & Impairment	Carrying Amount	Gross Amount	Accumulated Amortization & Impairment	Carrying Amount
Goodwill	—	$378,804	$251,330	$127,474	$378,804	$251,330	$127,474
Other intangible assets:
Non-compete agreements	3.0	$3,160	$2,646	$514	$3,160	$2,599	$561
Trade names	—	38,080	27,650	10,430	38,080	27,650	10,430
Technology	14.7	33,540	9,562	23,978	33,540	8,989	24,551
Customer relationships	29.6	71,500	10,171	61,329	71,500	9,560	61,940
	24.2	$146,280	$50,029	$96,251	$146,280	$48,798	$97,482

We estimate that aggregate amortization expense for our other intangible assets by year as follows:

2009	$4,923
2010	$4,923
2011	$4,922
2012	$4,736
2013	$4,736

Note 5 - Comprehensive loss

Comprehensive loss for the three months ended March 31 is summarized as follows:

	For The Three Months Ended March 31,
	2009	2008
Net loss	$(31,055)	$(11,741)
Other comprehensive loss (net of tax):
Foreign currency translation impact on pension liabilities adjustment	519	505
Total comprehensive loss	$(30,536)	$(11,236)

Included in accumulated other comprehensive loss is the impact of pension liability fluctuations in the Canadian dollar to U.S. dollar exchange rate related to our Canadian pension plans.

Note 6 - Pension and Other Postretirement Benefit Plans

Components of Net Periodic Benefit Cost for the three months ended March 31:

	Pension Benefits		Other Benefits
	2009	2008	2009	2008
Service cost-benefits earned during the period	$372	$902	$76	$156
Interest cost on projected benefit obligation	2,821	2,912	905	961
Expected return on plan assets	(2,945)	(3,764)	—	—
Amortization of net transition (asset)/obligation	3	4	—	—
Amortization of prior service cost (benefit)	82	102	(393)	(335)
Amortization of (gain)/loss	532	462	(129)	(134)
Total amount charged to income	$865	$618	$459	$648

As of March 31, 2009, $2.9 million has been contributed to our sponsored pension plans.  We presently anticipate contributing an additional $9.7 million to fund our pension plans in 2009 for a total of $12.6 million.

Note 7 — Contingencies

We are from time to time involved in various legal proceedings of a character normally incident to our business. We do not believe that the outcome of these proceedings will have a material adverse effect on our consolidated financial condition or results of our operations.

As of March 31, 2009, we had an environmental reserve of approximately $1.5 million, related primarily to our foundry operations. This reserve is based on current cost estimates and does not reduce estimated expenditures to net present value, but does take into account the benefit of a contractual indemnity given to us by a prior owner of our wheel-end subsidiary. The failure for the indemnitor to fulfill its obligations could result in future costs that may be material. Any cash expenditures required by us or our subsidiaries to comply with applicable environmental laws and/or to pay for any remediation efforts will not be reduced or otherwise affected by the existence of the environmental reserve. We currently anticipate spending approximately $0.2 million per year in 2009 through 2012 for monitoring the various environmental sites associated with the environmental reserve, including attorney and consultant costs for strategic planning and negotiations with regulators and other potentially responsible parties, and payment of remedial investigation costs. Based on all of the information presently available to us, we believe that our environmental reserves will be adequate to cover the future costs related to the sites associated with the environmental reserves, and that any additional costs will not have a material adverse effect on our financial condition, results of operations or cash flows. However, the discovery of additional sites, the modification of existing or promulgation of new laws or regulations, more vigorous enforcement by regulators, the imposition of joint and several liability under CERCLA or analogous state laws, or other unanticipated events could also result in such a material adverse effect.

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

As of March 31, 2009, we had approximately 2,440 employees, of which 683 were salaried employees with the remainder paid hourly. Unions represent approximately 1,110 of our employees, or 45% of the total. Each of our unionized facilities has a separate contract with the union that represents the workers employed at such facility. The union contracts expire at various times over the next few years with the exception of our union contract that covers the hourly employees at our Monterrey, Mexico, facility, which expires on an annual basis in January unless otherwise renewed. The 2009 negotiations in Monterrey were successfully completed prior to the expiration of our union contract.  In 2009, we have contracts expiring at our Brillion, Cuyahoga Falls, Elkhart Plant 2, and London, Ontario facilities.  Based on the consolidation of the Cuyahoga Falls operations into our Erie plant, we will be ceasing operations performed by the collective bargaining unit at the Cuyahoga Falls facility and do not anticipate negotiating for a new contract at that location.  Although our collective bargaining agreement at our London, Ontario facility expired on March 12, 2009, both the Company and the Canadian Auto Workers continue to negotiate in good faith to reach a mutually acceptable collective bargaining agreement.  We do not anticipate that the outcome of the remaining 2009 negotiations will have a material adverse effect on our operating performance or costs.

Note 8 — Financial Instruments

We have determined the estimated fair value amounts of financial instruments using available market information and other appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value.  SFAS No. 157, Fair Value Measurements, establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and our own assumptions (unobservable inputs).  Determining which category an asset or liability falls within the hierarchy requires significant judgment.  We evaluate our hierarchy disclosures each quarter.

The hierarchy consists of three levels:

Level 1	Quoted market prices in active markets for identical assets or liabilities;
Level 2	Inputs other than Level 1 inputs that are either directly or indirectly observable; and
Level 3	Unobservable inputs developed using estimates and assumptions developed by us, which reflect those that a market participant would use.

The carrying amounts of cash and cash equivalents, trade receivables, and accounts payable approximate fair value because of the relatively short maturity of these instruments.  The carrying amounts and related estimated fair values for our remaining financial instruments as of March 31, 2009 are as follows:

	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total

Assets
Marketable securities	$5,000			$5,000	$5,000
Foreign exchange forward contracts	$404		$404		$404

Liabilities
Interest rate swap contracts	$3,645		$3,645		$3,645
Common stock warrant	$2,327			$2,327	$2,327
Total debt	$595,145		$241,996		$241,996

The fair value related to marketable securities has been determined by evaluating other similar securities.  Fair values relating to derivative financial instruments reflect the estimated amounts that we would receive or pay to terminate the contracts at the reporting date based on quoted market prices of comparable contracts as of the balance sheet date. The fair value of our long-term debt has been determined on the basis of the specific securities issued and outstanding. All of our long-term debt instruments have variable interest rates except for the senior subordinated notes, which have a fixed interest rate of 8.50%.  The fair value of the common stock warrant has been calculated using a Black-Scholes valuation model.

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

The following table provides a summary of changes in fair value of our Level 3 assets and liabilities as of March 31, 2009:

	Marketable Securities	Common Stock Warrant
Balance at December 31, 2008	$5,000	$—
Purchase (issuance) of securities	—	(4,655)
Unrealized gain (loss) recognized	—	2,328
Net settlements	—	—
Balance at March 31, 2009	$5,000	$(2,327)

Note 9 — Segment Reporting

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

	Three Months Ended March 31,
	2009	2008
Net sales:
Wheels	$56,885	$104,010
Components	74,056	120,759
Other	12,635	13,441
Consolidated total	$143,576	$238,210

Loss from operations:
Wheels	$5,488	$17,827
Components	(12,216)	(12,771)
Other	2,640	2,647
Corporate	(8,096)	(9,088)
Consolidated total	$(12,184)	$(1,385)

	As of
	March 31, 2009	December 31, 2008
Total assets:
Wheels	$290,464	$191,435
Components	270,633	285,966
Other	39,485	38,064
Corporate	100,270	293,085
Consolidated total	$700,852	$808,550

Note 10 - Debt

Debt at March 31, 2009, and December 31, 2008, consisted of the following:

	March 31, 2009	December 31, 2008
Term Facility — Non-related Parties	$224,559	$294,625
Term Facility — Related Party	71,437	—
Senior Subordinated Notes	275,000	275,000
Revolving Credit Facility	25,444	78,444
Industrial Revenue Bond	3,100	3,100
Discount on long-term debt	(4,395)	—
Total	$595,145	$651,169

On February 4, 2009, we amended (the “Second Amendment”) our Term Facility and Revolving Credit Facility (as defined below) under our Fourth Amended and Restated Credit Agreement, dated January 31, 2005 among Accuride, Accuride Canada, Inc., Citicorp USA, Inc., as administrative agent, and other lender parties thereto (as amended, the “Credit Agreement”).  On February 4, 2009, we also completed a transaction (the “Sun Capital Transaction”) with an affiliate of Sun Capital Securities Group (“Sun Capital”), which currently holds approximately $70.1 million principal amount of Last-Out Loans (as defined below) along with approximately $1.3 million of interest accrued as payable-in-kind.  As of March 31, 2009, fees paid associated with the amendment were $7.1 million.  Fees to be paid in 2009 in the three months ending June 30, 2009, are approximately $3.3 million.

In connection with the modification of the Last-Out Loans and pursuant to a Last-Out Debt Agreement, we issued a warrant (the “Warrant”) to Sun Capital exercisable for 25 percent of our fully-diluted common stock at an exercise price of $0.01 per share.  The grant date fair value of the warrant of $4,655 was recorded as a liability and a discount to our long-term debt and will be amortized over the life of our Term Facility, which matures on January 31, 2012.  During the three months ended March 31, 2009, we recorded unrealized gains of $2,328 as a component of Other income (expense) with the offsetting impact to our warrant liability.

Under the terms of our Credit Agreement, there are certain restrictive covenants that limit the payment of cash dividends and establish minimum financial ratios. Our senior credit facilities and the indenture governing our Registered Senior Subordinated Notes (as described below) restrict our ability to pay dividends. In addition, our senior credit facilities include other more restrictive covenants and prohibit us from prepaying our other indebtedness, including our Registered Senior Subordinated Notes, while borrowings under our senior credit facilities are outstanding. We were in compliance with all such covenants at March 31, 2009.

Although the Company continues to benefit from strong brand awareness, market presence and management expertise, we continue to operate in a very challenging economic environment which is beyond our control and difficult to predict.  The latest 2009 production units for the significant commercial vehicle markets we serve as forecasted by ACT Publications are as follows:

North American Class 8	135,442
North American Classes 5-7	126,684
U.S. Trailers	82,370

However, there is a significant difference of opinion between research firms, with Global Insight and FTR Associates forecasting 121,950 and 105,998 production units, respectively, for North American Class 8 production in calendar 2009.  These forecasts represent a significant decline from 2008 actuals and 2009 forecasts at the time of our Form 10-K filing on March 13, 2009.  In addition to the reduction in OEM forecasts, we have experienced a significant decline in demand for aftermarket products as a result of lower vehicle usage and customer inventory reductions.

If OEM production remains in the current range of forecasts or the aftermarket does not recover to more normalized levels, our projections indicate that we will continue to have sufficient liquidity in 2009 for our working capital needs, planned capital expenditures and scheduled debt service obligation.  While we continue to improve our operational efficiency and focus on cash management, there is a reasonable likelihood that we will violate one or more of our debt covenants as early as the end of the three months ending June 30, 2009. This could result in an event of default, permit our lenders to restrict our access to available cash, and possibly the acceleration of the related debt and the acceleration of debt under other instruments evidencing indebtedness that may contain cross-acceleration or cross-default provisions.  We are proactively evaluating alternatives such as additional amendments or waivers, the sale of non-core assets, and/or alternative debt structures.  The Board has appointed a special committee of independent directors to identify and, with the input of management and our financial advisors, evaluate alternatives to recommend an appropriate course of action to the full board.  However, the success of any such alternative actions will depend on many factors, some of which are out of management’s control.  Therefore, we can provide no assurance as to the success of such actions. No changes have been made to the classification of debt on the balance sheet as a result of this uncertainty.

Note 11 – Guarantor and Non-guarantor Financial Statements

Our 8½% Senior Subordinated Notes due 2015 are fully and unconditionally guaranteed, on a joint and several basis, by substantially all of our 100% owned domestic subsidiaries (“Guarantor Subsidiaries”). The non-guarantor subsidiaries are our foreign subsidiaries. The following condensed financial information illustrates the composition of the combined Guarantor Subsidiaries:

CONDENSED CONSOLIDATED BALANCE SHEET

	March 31, 2009
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
ASSETS
Cash and cash equivalents	$25,656	$(1,020)	$3,856	—	$28,492
Accounts receivable, net	26,120	184,803	4,988	$(146,642)	69,269
Inventories and supplies	23,953	56,455	16,619	(698)	96,329
Other current assets	2,006	2,646	4,000	—	8,652
Total current assets	77,735	242,884	29,463	(147,340)	202,742
Property, plant, and equipment, net	38,530	167,799	44,799	—	251,128
Goodwill	66,973	52,460	8,041	—	127,474
Intangible assets, net	513	95,738	—	—	96,251
Investment in subsidiaries and affiliates	332,823	—	—	(332,823)	—
Other non-current assets	14,961	1,289	7,007	—	23,257
TOTAL	$531,535	$560,170	$89,310	$(480,163)	$700,852
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$11,666	$30,312	$4,127	—	$46,105
Accrued payroll and compensation	3,194	12,972	5,338	—	21,504
Accrued interest payable	6,152	9	327	—	6,488
Accrued and other liabilities	8,696	277,500	6,024	$(264,290)	27,930
Total current liabilities	29,708	320,793	15,816	(264,290)	102,027
Long term debt	580,045	3,100	12,000	—	595,145
Deferred and non-current income taxes	6,997	13,246	1,247	—	21,490
Other non-current liabilities	18,995	56,799	10,606	—	86,400
Stockholders’ equity (deficiency)	(104,210)	166,232	49,641	(215,873)	(104,210)
TOTAL	$531,535	$560,170	$89,310	$(480,163)	$700,852

	December 31, 2008
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
ASSETS
Cash	$95,630	$(1,633)	$29,679	—	$123,676
Accounts receivable, net	21,244	202,230	4,416	$(149,671)	78,219
Inventories and supplies	21,278	64,506	12,056	(534)	97,306
Other current assets	2,449	3,465	2,644	—	8,558
Total current assets	140,601	268,568	48,795	(150,205)	307,759
Property, plant, and equipment, net	39,365	173,255	46,018	—	258,638
Goodwill	66,973	52,460	8,041	—	127,474
Intangible assets, net	560	96,922	—	—	97,482
Investment in affiliates	343,655	—	—	(343,655)	—
Deferred tax assets	—	—	—	—	—
Other non-current assets	10,593	1,472	5,132	—	17,197
TOTAL	$601,747	$592,677	$107,986	$(493,860)	$808,550
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$10,523	$45,172	$8,242	—	63,937
Accrued payroll and compensation	2,380	11,349	5,922	—	19,651
Accrued interest payable	12,128	9	368	—	12,505
Accrued and other liabilities	9,101	279,329	5,082	(263,987)	29,525
Total current liabilities	34,132	335,859	19,614	(263,987)	125,618
Long term debt, net	618,069	3,100	30,000	—	651,169
Deferred and long-term income taxes	6,997	13,248	1,024	—	21,269
Other non-current liabilities	16,364	57,422	10,523	—	84,309
Stockholders’ equity (deficiency)	(73,815)	183,048	46,825	$(229,873)	(73,815)
TOTAL	$601,747	$592,677	$107,986	$(493,860)	$808,550

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2009
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$64,255	$78,828	$22,159	$(21,666)	$143,576
Cost of goods sold	59,088	88,201	17,913	(21,666)	143,536
Gross profit (loss)	5,167	(9,373)	4,246	—	40
Operating expenses	9,034	2,964	226	—	12,224
Income (loss) from operations	(3,867)	(12,337)	4,020	—	(12,184)
Other income (expense):
Interest (expense), net	(12,538)	(13)	(752)	—	(13,303)
Loss on extinguishment of debt	(5,389)	—	—	—	(5,389)
Equity in earnings (losses) of subsidiaries	(9,857)	—	—	9,857	—
Other income (expense), net	1,586	79	(854)	—	811
Income (loss) before income taxes	(30,065)	(12,271)	2,414	9,857	(30,065)
Income tax provision	990	—	—	—	990
Net income (loss)	$(31,055)	$(12,271)	$2,414	$9,857	$(31,055)

	Three Months Ended March 31, 2008
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$64,876	$165,734	$44,554	$(36,954)	$238,210
Cost of goods sold	52,339	169,279	41,277	(36,954)	225,941
Gross profit	12,537	(3,545)	3,277	—	12,269
Operating expenses	10,291	3,161	202	—	13,654
Income (loss) from operations	2,246	(6,706)	3,075	—	(1,385)
Other income (expense):
Interest (expense), net	(13,998)	(24)	(1,692)	—	(15,714)
Equity in earnings (losses) of subsidiaries	(6,344)	—	—	6,344	—
Other income (expense), net	(946)	96	(204)	—	(1,054)
Income (loss) before income taxes	(19,042)	(6,634)	1,179	6,344	(18,153)
Income tax (benefit) provision	(7,301)	—	889	—	(6,412)
Net income (loss)	$(11,741)	$(6,634)	$290	$6,344	$(11,741)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2009
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(31,055)	$(12,271)	$2,414	$9,857	$(31,055)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,922	7,791	1,409	—	11,122
Amortization – deferred financing costs	880	—	6	—	886
Amortization – other intangible assets	47	1,184	—	—	1,231
Loss on extinguishment of debt	5,389	—	—	—	5,389
Gain on warrant valuation	(2,328)	—	—	—	(2,328)
Paid-in-kind interest	1,371	—	—	—	1,371
Loss (gain) on disposal of assets	(48)	16	60	—	28
Equity in earnings of subsidiaries and affiliates	9,857	—	—	(9,857)	—
Non-cash stock-based compensation	95	—	—	—	95
Change in other operating items	(11,945)	6,165	(11,462)	—	(17,242)
Net cash provided by (used in) operating activities	(25,815)	2,885	(7,573)	—	(30,503)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(2,113)	(2,351)	(250)	—	(4,714)
Other	—	79	—	—	79
Net cash used in investing activities	(2,113)	(2,272)	(250)	—	(4,635)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in revolving credit advance	(35,000)	—	(18,000)	—	(53,000)
Other	(7,046)	—	—	—	(7,046)
Net cash used in financing activities	(42,046)	—	(18,000)	—	(60,046)

Increase (decrease) in cash and cash equivalents	(69,974)	613	(25,823)	—	(95,184)
Cash and cash equivalents, beginning of year	95,630	(1,633)	29,679	—	123,676
Cash and cash equivalents, end of period	$25,656	$(1,020)	$3,856	$—	$28,492

	Three Months Ended March 31, 2008
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(11,741)	$(6,634)	$290	$6,344	$(11,741)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,951	6,732	1,585	—	10,268
Amortization – deferred financing costs	301	1	6	—	308
Amortization – other intangible assets	199	1,221	—	—	1,420
Loss (gain) on disposal of assets	1	14	3	—	18
Deferred income taxes	(7,833)	—	410	—	(7,423)
Equity in earnings of subsidiaries and affiliates	6,344	—	—	(6,344)	—
Non-cash stock-based compensation	510	—	—	—	510
Change in other operating items	(28,925)	6,536	673	—	(21,716)
Net cash provided by (used in) operating activities	(39,193)	7,870	2,967	—	(28,356)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(3,401)	(6,897)	(126)	—	(10,424)
Other	(5,510)	98	—	—	(5,412)
Net cash used in investing activities	(8,911)	(6,799)	(126)	—	(15,836)

CASH FLOWS FROM FINANCING ACTIVITIES:
Other	99	—	—	—	99
Net cash provided by financing activities	99	—	—	—	99

Increase (decrease) in cash and cash equivalents	(48,005)	1,071	2,841	—	(44,093)
Cash and cash equivalents, beginning of year	85,940	(2,474)	7,469	—	90,935
Cash and cash equivalents, end of period	$37,935	$(1,403)	$10,310	$—	$46,842

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The accompanying unaudited condensed interim consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and such principles are applied on a basis consistent with the information reflected in our Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC.  In the opinion of management, the interim financial information includes all adjustments and accruals, consisting only of normal recurring adjustments, which are necessary for a fair presentation of results for the respective interim periods.  The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2009 or any interim period.  Except for the historical information contained herein, this quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties.  Our actual results may differ materially from those indicated by such forward-looking statements.

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

The heavy- and medium-duty truck and commercial trailer markets and the related aftermarket are the primary drivers of our sales. These markets are, in turn, directly influenced by conditions in the North American truck industry generally and by overall economic growth and consumer spending.   Accordingly, the current economic conditions described above have led to a severe downturn in the North American truck and vehicle supply industries, which has resulted in a significant decline in our sales volume.  Furthermore, industry analysts expect that demand in 2009 will be lower than in 2008.  Net sales for the three months ended March 31, 2009, were $143.6 million compared to net sales of $238.2 million for the three months ended March 31, 2008.  We cannot accurately predict how prolonged this downturn may be, and this downturn may lead to further reduced spending and deterioration in the North American truck and vehicle supply industries for the foreseeable future. Delayed or failed economic recovery could have a material adverse effect on our business, results of operations, or financial condition.

On February 4, 2009, we completed the Sun Capital Transaction and the Second Amendment to the term facility (the “Term Facility”) and revolving credit facility (the “Revolving Credit Facility”) under our Credit Agreement.  Sun Capital currently holds approximately $70.1 million principal amount of the indebtedness outstanding under the Term Facility (the “Last-Out Loans”) and approximately $1.3 million of interest accrued as payable-in-kind.

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

In connection with the modification of the Last-Out Loans and pursuant to a Last-Out Debt Agreement, dated February 4, 2009, that Accuride entered into with Sun Capital, we issued the Warrant to Sun Capital exercisable for 25 percent of our fully-diluted common stock, expanded our board of directors to 12 members and granted Sun Capital the right to elect the five directors and nominate one independent director.  Sun Capital has not yet nominated its independent director and, prior to such nomination, Sun Capital has 50 percent of the voting power of the Board of Directors.  We amended our bylaws to require approval of two thirds of the Board of Directors for certain corporate actions and issued a preferred share (the “Preferred Share”) to Sun Capital that gives Sun Capital the right to approve certain corporate actions so long as Sun Capital maintains 10 percent ownership of our common stock.  Sun Capital has also agreed to provide customary strategic, business and operational support to Accuride.  Sun Capital currently owns approximately 9.9 percent of our outstanding common stock.

As of March 31, 2009, fees paid associated with the Second Amendment were $7.1 million.  Fees to be paid in 2009 in the three months ended June 30, 2009, are approximately $3.3 million.

Results of Operations

Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

The following table sets forth certain income statement information of Accuride for the three months ended March 31, 2009 and March 31, 2008:

(Dollars in thousands)	Fiscal 2009		Fiscal 2008
Net sales:
Wheels	$56,885	39.6%	$104,010	43.7%
Components	74,056	51.6%	120,759	50.7%
Other	12,635	8.8%	13,441	5.6%
Total net sales	$143,576	100%	$238,210	100.0%
Gross profit:
Wheels	7,583	13.3%	20,171	19.4%
Components	(10,451)	(14.1)%	(10,815)	(9.0)%
Other	3,864	30.6%	3,810	28.3%
Corporate	(956)	—%	(897)	—%
Total gross profit	40	0.0%	12,269	5.2%
Operating expenses	12,224	8.5%	13,654	5.7%
Loss from operations	(12,184)	(8.5)%	(1,385)	(0.6)%
Interest (expense), net	(13,303)	(9.3)%	(15,714)	(6.6)%
Loss on extinguishment of debt	(5,389)	(3.7)%	—	—
Other income (loss), net	811	0.6)%	(1,054)	(0.4)%
Income tax expense (benefit)	990	0.7%	(6,412)	(2.7)%
Net loss	$(31,055)	(21.6)%	$(11,741)	(4.9)%

Net Sales.  Consolidated net sales for the three months ended March 31, 2009, were $143.6 million, which was a decrease of 39.7%, compared to net sales of $238.2 million for the three months ended March 31, 2008.  The decrease in net sales is primarily a result of the reduced demand in the commercial vehicle industry.  Sales decreased in the Wheels and Components segments by 45.3% and 38.7%, respectively.

Gross Profit.  Consolidated gross profit decreased $12.3 million to $0.0 million for the three months ended March 31, 2009.  Gross profit in the Wheels segment decreased $12.6 million to $7.6 million primarily due to the contribution lost on the reduced volume.  Gross profit in the Components segment increased by $0.4 million to a loss of $10.5 million due to reduced sales partially offset by $8.1 million of one-time labor interruption costs incurred in the three months ended March 31, 2008, at our Rockford, Illinois facility.

Operating Expenses.  Operating expenses decreased $1.4 million to $12.2 million for the three months ended March 31, 2009 from $13.6 million for the three months ended March 31, 2008.  This was primarily due to decreases in salary related expenses resulting from reduced headcount and other elimination or suspension of other certain wages and benefits.

Interest Expense.  Net interest expense decreased $2.4 million to $13.3 million for the three months ended March 31, 2009 from $15.7 million for the three months ended March 31, 2008.  The decrease is primarily attributable to $0.8 million of non-cash unrealized gains from the mark to market of our interest rate swap agreements in the current period compared to $4.5 million of unrealized losses in the prior year’s results.  Offsetting that favorable variance, interest expense in the current period was $2.8 million higher due to $2.5 million of increased expense related to the outstanding revolver and the increased rates compared to the prior year and $0.3 million increased amortization of deferred financing fees.  Approximately $1.3 million of interest expense recognized was accrued as payable-in-kind to Sun Capital and does not impact cash during 2009.

Income Tax.  Income tax expense in the three months ended March 31, 2009 was $1.0 million on pre-tax losses of $31.1 million compared to a tax benefit of $6.4 million on pre-tax losses of 18.2 million recognized in the three months ended March 31, 2008.  Due to our recent history of U.S. operating and taxable losses, the inconsistency of these profits, and the uncertainty of their financial outlook, we continue to maintain a full valuation allowance against our domestic deferred tax assets.

Net Loss.  We had a net loss of $31.1 million for the three months ended March 31, 2009 compared to a net loss of $11.7 million for the three months ended March 31, 2008.  This was primarily a result of the lower gross profit due to the reduction in sales volume.

Changes in Financial Condition

At March 31, 2009, we had total assets of $700.9 million, as compared to $808.6 million at December 31, 2008.  The $107.7 million, or 13.3%, decrease in total assets during the three months ended March 31, 2009 primarily resulted from the reduction of cash of $95.2 million partially offset by an increase in working capital assets.  We define working capital as current assets (excluding cash) less current liabilities.

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

The following table summarizes the major components of our working capital as of the periods listed below:

	March 31,	December 31,
	2009	2008
Accounts receivable	$69,269	$78,219
Inventories and supplies	96,329	97,306
Deferred income taxes (current)	1,955	1,955
Other current assets	6,697	6,603
Accounts payable	(46,105)	(63,937)
Accrued payroll and compensation	(21,504)	(19,651)
Accrued interest payable	(6,488)	(12,505)
Accrued workers compensation	(7,803)	(7,969)
Other current liabilities	(20,127)	(21,556)
Working Capital	$72,223	$58,465

Significant changes in working capital from December 31, 2008 included:

•                  a decrease in receivables of $8.9 million due to the comparative decrease in revenue in the months leading up to the respective period-end dates;

•                  a decrease of accounts payable of $17.8 million primarily due to the reduction in raw material purchases in the months leading up to the respective period-end dates;

•                  an increase in accrued payroll and compensation of $1.8 million due to severance related charges;

•                  a reduction of interest payable of $6.0 million due to timing of the interest payment for our Notes which is paid each February and August.

Capital Resources and Liquidity

Our primary sources of liquidity during the three months ended March 31, 2009, were cash reserves.  We believe that cash from operations, existing cash reserves, and proceeds from our April 2009 Revolving Credit Facility draw and the remaining availability under our Revolving Credit Facility will provide adequate funds for our working capital needs, planned capital expenditures and debt service obligations through 2009 and the foreseeable future.  Our ability to fund working capital needs, planned capital expenditures, scheduled debt payments, and to comply with all of the financial covenants under the Credit Agreement, depends on our future operating performance and cash flow, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

Operating Activities

Net cash used in operating activities during the first three months of 2009 amounted to $30.5 million compared to a use of $28.4 million for the comparable period in 2008.  Other than the reduction of net income, the significant drivers of the net cash used in the current period were a $20.0 million reduction in accounts payable and $17.8 million of cash paid for interest.  The decline in accounts payable was a result of a reduction in purchases late in the period while the interest payment included the $11.7 million semi-annual payment for interest for our senior-subordinated notes that is payable each  February and August.

Investing Activities

Net cash used in investing activities totaled $4.6 million for the three months ended March 31, 2009, compared to a use of $15.8 million for the three months ended March 31, 2008.  Our most significant cash outlays for investing activities are the purchases of property, plant and equipment.  Our capital expenditures in 2008 were $29.7 million.  Capital expenditures for 2009 are expected to be approximately $20 million to $25 million, which we expect to fund through existing cash reserves.   Capital expenditures for the three months ended March 31, 2009 were $4.7 million compared to use of $10.4 million for the comparable period in 2008.  Included in the 2008 use of investing cash was an investment in marketable securities of $5.0 million.

Financing Activities

Net cash used in financing activities totaled $60.0 million for the three months ended March 31, 2009, compared to $0.1 million of net cash provided for the comparable period in 2008. Included in the 2009 cash used was $53.0 million for decrease in revolving credit advance and $7.1 million for amendment fees.

Bank Borrowing

Effective January 31, 2005, we entered into the Fourth Amended and Restated Credit Agreement in conjunction with the acquisition of TTI to refinance substantially all of our existing bank facilities, as well as the senior bank debt and subordinated debt of TTI. Under the refinancing, we entered into (i) the Term Facility in an aggregate principal amount of $550 million that requires annual amortization payments of 1% per year, with the balance payable on January 31, 2012, and (ii) the Revolving Credit Facility in an aggregate amount of $100 million (comprised of a $76 million U.S. revolving credit facility and a $24 million Canadian revolving credit facility) which matures on January 31, 2010.  The U.S. and Canadian Revolving Credit Facilities were drawn down $13.4 million and $12 million, respectively, as of March 31, 2009, leaving availability of approximately $32.0 million, which considers outstanding letters of credit of $18.4 million and excludes $24.2 million of the Revolving Credit Facility held by Lehman Commercial Paper, Inc. During April 2009, the Company made a draw of $30.6 million, which reduced availability on the Revolving Credit Facility to approximately $1.4 million.  The loans under the Term Facility and the U.S. revolving credit facility are secured by, among other things, a lien on substantially all of our U.S. properties, assets and domestic subsidiaries and a pledge of 65% of the stock of our foreign subsidiaries. The loans under the Canadian revolving facility are secured by substantially all the properties and assets of Accuride Canada, Inc. As of March 31, 2009, the outstanding balance on the term debt was $294.6 million.

On November 28, 2007, we entered into the first amendment (the “First Amendment”) to the Fourth Amended and Restated Credit Agreement, dated as of January 31, 2005. The First Amendment increased pricing and modified certain financial covenants through 2008, including changes to the leverage, interest coverage and fixed charge coverage ratios.

As described above, on February 4, 2009, we completed the Second Amendment and the Sun Capital Transaction.  Sun Capital currently holds approximately $70.1 million principal amount of the Last-Out Loans and approximately $1.3 million of interest accrued as payable-in-kind.  The Second Amendment adjusts certain financial covenants under the Credit Agreement from the fourth quarter of 2008 through 2010, including leverage, interest coverage and fixed charge coverage ratios, and extends the maturity date of the Revolving Credit Facility until January 31, 2011.  In connection with the Second Amendment, Sun Capital agreed to modify the Last-Out Loans to become last out as to payment to First-Out Loans.  Sun

Capital also agreed to modify certain voting provisions and other rights under the Credit Agreement as a holder of the Last-Out Loans.  As of March 31, 2009, fees paid associated with the Second Amendment were $7.1 million.  Fees expected to be paid in the three months ended June 30, 2009 are approximately $3.3 million.

Restrictive Debt Covenants.  Our credit documents contain numerous financial and operating covenants that limit the discretion of management with respect to certain business matters. These covenants place significant restrictions on, among other things, the ability to incur additional debt, to pay dividends, to create liens, to make certain payments and investments and to sell or otherwise dispose of assets and merge or consolidate with other entities. Accuride is also required to meet certain financial ratios and tests including a leverage ratio, an interest coverage ratio, and a fixed charge coverage ratio. A failure to comply with the obligations contained in the credit documents could result in an event of default, permit our lenders to restrict our access to available cash, and possibly the acceleration of the related debt and the acceleration of debt under other instruments evidencing indebtedness that may contain cross-acceleration or cross-default provisions. We were in compliance with all such covenants at March 31, 2009 according to the provisions of the Second Amendment.

Although the Company continues to benefit from strong brand awareness, market presence and management expertise, we continue to operate in a very challenging economic environment which is beyond our control and difficult to predict.  The latest 2009 production units for the significant commercial vehicle markets we serve as forecasted by ACT Publications are as follows:

North American Class 8	135,442
North American Classes 5-7	126,684
U.S. Trailers	82,370

However, there is a significant difference of opinion between research firms, with Global Insight and FTR Associates forecasting 121,950 and 105,998 production units, respectively, for North American Class 8 production in calendar 2009.  These forecasts represent a significant decline from 2008 actuals and 2009 forecasts at the time of our Form 10-K filing on March 13, 2009.  In addition to the reduction in OEM forecasts, we have experienced a significant decline in demand for aftermarket products as a result of lower vehicle usage and customer inventory reductions.

If OEM production remains in the current range of forecasts or the aftermarket does not recover to more normalized levels, our projections indicate that we will continue to have sufficient liquidity in 2009 for our working capital needs, planned capital expenditures and scheduled debt service obligation.  While we continue to improve our operational efficiency and focus on cash management, there is a reasonable likelihood that we will violate one or more of our debt covenants as early as the end of the three months ending June 30, 2009. This could result in an event of default, permit our lenders to restrict our access to available cash, and possibly the acceleration of the related debt and the acceleration of debt under other instruments evidencing indebtedness that may contain cross-acceleration or cross-default provisions.  We are proactively evaluating alternatives such as additional amendments or waivers, the sale of non-core assets, and/or alternative debt structures.  The Board has appointed a special committee of independent directors to identify, with the input of management and our financial advisors, and evaluate alternatives to recommend an appropriate course of action to the full board.  However, the success of any such alternative actions will depend on many factors, some of which are out of management’s control.  Therefore, we can provide no assurance as to the success of such actions. No changes have been made to the classification of debt on the balance sheet as a result of this uncertainty.

Senior Subordinated Notes.  Effective January 31, 2005, we issued $275 million aggregate principal amount of 8 1/2% senior subordinated notes due 2015 (the “Senior Subordinated Notes”) in a private placement transaction. Interest on the senior subordinated notes is payable on February 1 and August 1 of each year, beginning on August 1, 2005. The Senior Subordinated Notes mature on February 1, 2015 and may be redeemed, at our option, in whole or in part, at any time on or before February 1, 2010 in cash at the redemption prices set forth in the indenture, plus interest. The Senior Subordinated Notes are general unsecured obligations ranking senior in right of payment to all of our existing and future subordinated indebtedness. The Senior Subordinated Notes are subordinated to all of our existing and future senior indebtedness including indebtedness incurred under the Credit Agreement.

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

Recent Developments

New Accounting Pronouncements

FSP No. 157-2 — In February 2008, the FASB issued Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of fair value measurements for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  Management is currently evaluating the impact of the adoption of FSP 157-2 on our consolidated financial statements.

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

In April 2009, the FASB issued three new FSPs, all of which impact the accounting and disclosure related to certain financial instruments.  FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased.  It also includes guidance on identifying circumstances that indicate a transaction is not orderly.  FSP FAS 115-2 and FAS 124-2, “Recognition of Other-Than-Temporary Impairment” amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  FSP FAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments” amends FASB Statement No. 107 to require disclosures about the fair value of financial instruments on an interim basis in addition to the annual disclosure requirements.  All three FSPs are required to be adopted for interim periods ending after June 15, 2009.  We do not expect adoption of these staff positions to have a material impact on our consolidated financial statements.

Critical Accounting Policies and Estimates.  We have made a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America.  Actual results could differ significantly from those estimates under different assumptions and conditions.  We included in our Form 10-K for the year ended December 31, 2008 a discussion of our most critical accounting policies, which are those that have a material impact on our financial condition or operating performance and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

•                  a more severe or prolonged than anticipated commercial vehicle industry downturn in 2009 could have a material adverse effect on our business;

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

•                  we may be subject to liability under certain environmental laws and the cost of compliance with these regulations could have a material adverse effect on our financial condition and may adversely affect our ability to sell or rent such property or to borrow using such property as collateral; and

•                  our success depends largely upon the abilities and experience of certain key management personnel and the loss of the services of one or more of these key personnel could have a negative impact on our business.

For further information, refer to the business description and additional risk factors sections included in our Form 10-K for the year ended December 31, 2008, as filed with the SEC.

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

Foreign Currency Risk

Certain forecasted transactions, assets, and liabilities are exposed to foreign currency risk. We monitor our foreign currency exposures to maximize the overall effectiveness of our foreign currency derivatives. The principal currency of exposure is the Canadian dollar. From time to time, we use foreign currency financial instruments to offset the impact of the variability in exchange rates on our operations, cash flows, assets and liabilities. At March 31, 2009, the notional amount of open foreign exchange forward contracts was $20.2 million.

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

Raw Material/Commodity Price Risk

We rely upon the supply of certain raw materials and commodities in our production processes, and we have entered into firm purchase commitments for certain metals and natural gas. Additionally, from time to time, we use commodity price swaps and futures contracts to manage the variability in certain commodity prices on our operations and cash flows. At March 31, 2009, we had no open commodity price swaps or futures contracts.

Interest Rate Risk

We use long-term debt as a primary source of capital. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for our long-term fixed-rate debt and other types of long-term debt at March 31, 2009:

(Dollars in thousands)	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
Long-term Debt:
Fixed Rate	—	—	—	—	—	$275,000	$275,000	$58,438
Average Rate	—	—	—	—	—	8.50%	8.50%
Variable Rate	—	—	$25,444	$291,601	—	$3,100	$320,145	$183,558
Average Rate	—	—	8.00%	8.84%	—	0.87%	8.70%

We have used interest rate swaps to alter interest rate exposure between fixed and variable rates on a portion of our long-term debt.  As of March 31, 2009, we had one interest rate swap agreement outstanding, which was established in December 2007 and the terms with the counterparty are to exchange, at specified intervals, the difference between 3.81% from March 2009 through March 2010, and the variable rate interest amounts calculated by reference to the notional principal amount. The notional principal amounts under the terms are $150 million from March 2009 through September 2009 and $125 million from September 2009 through March 2010.

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

Changes in Internal Control Over Financial Reporting.  During the first quarter of fiscal 2009 there were no changes to our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2.  Issuance of Securities

On February 4, 2009, in connection with the Second Amendment and the Sun Capital Transaction, as described above, we issued to Sun Capital: (1) the Warrant, which is exercisable for 25% of our fully-diluted Common Stock and (2) the Preferred Share, which carries voting rights equal to the number of shares of our common stock issuable upon the exercise of the Warrant in an amount not to exceed 25% of our outstanding common stock.  The Warrant and the Preferred Share were issued pursuant to Section 4(2) of the Securities Act.  The Warrant and the Preferred Share were issued to Sun Capital as consideration for Sun Capital’s agreement to enter into the Second Amendment and the Sun Capital Transaction, in which, among other things, Sun Capital agreed to modify the Last-Out Loans it holds to become last out as to payment to the other loans under the Term Facility and to provide certain customary strategic, business and operational support to the Company.  The holder of the Warrant may exercise the Warrant, in whole or in part, at an exercise price of $.01 per share, at any time up to and including February 4, 2019.

Item 4.  Submission of Matters to a Vote of Security Holders

Accuride Corporation (the “Company”) held its annual meeting of stockholders on April 22, 2009 in Chicago, Illinois. At the meeting, the Company’s stockholders elected each of the director nominees listed in the Company’s proxy statement, ratified the selection of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for 2009 and approved the Company’s Incentive Compensation Plan.

With respect to the election of directors, six of the director nominees were elected by the holders of the Common Stock and the holder of the Preferred Share, voting together as a single class (the “Common Directors”), and five Series A Directors were elected by the holder of the Preferred Share, voting as a separate class.  The following table sets forth the votes for each director.

	FOR	WITHHELD
Common Directors
Mark D. Dalton	40,638,955	737,574
John D. Durrett, Jr.	40,672,576	703,953
Donald T. Johnson, Jr.	40,668,927	707,602
William M. Lasky	39,586,747	1,789,782
Charles E. Rentschler	40,653,597	722,932
Donald C. Roof	40,635,921	740,608

Series A Directors
Donald C. Mueller	1	0
Jason H. Neimark	1	0
Thomas V. Taylor, Jr.	1	0
Brian J. Urbanek	1	0
Douglas C. Werking	1	0

With respect to the ratification of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for 2009, 41,117,073 votes were cast in favor of the proposal, 89,579 votes were cast against the proposal, 169,878 votes abstained and there were no broker non-votes.

With respect to the approval of the Accuride Corporation Incentive Compensation Plan, 25,951,753 votes were cast in favor of the proposal, 379,715 votes were cast against the proposal, votes 27,471 abstained and there were 15,017,591 broker non-votes.

Item 5.  Other Information

On May 7, 2009 we entered into retention bonus agreements with Edward J. Gulda and Richard F. Schomer pursuant to which each executive will receive a bonus equal to their current base salary if they remain employed through May 7, 2010, or are terminated without cause prior thereto.

These bonus agreements are subject to the executive entering into and complying with certain noncompete and confidential information covenants. The noncompete applies during employment and for a period of 24 months following executive’s termination for any reason. The covenant regarding confidential information has no set duration and remains applicable as long as the information the executive possesses remains confidential.

If the executive violates his noncompete or confidential information covenants prior to November 7, 2010, then he is obligated to repay his retention bonus in full, and we may offset that amount against any other amounts that we may owe him.

The retention bonuses will not offset any severance that may be payable under the executive’s Severance and Retention Agreement (a form of which can be found as Exhibit 10.12 to our annual report on Form 10-K for the year ended December 31, 2008).

The foregoing is a summary of the retention bonus agreements, the full terms of which are incorporated herein by this reference to the copy filed herewith as Exhibit 10.11.

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

10.1	—

Agreement of Lease, effective as of January 5, 2009, by and between Accuride Corporation and I-65 Corridor 1, L.L.C. Previously filed as an exhibit to the Form 8-K filed on January 12, 2009, and incorporated herein by reference.

10.2	—

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

10.3	—

Last Out Debt Agreement, dated February 4, 2009, between Accuride and Sun Accuride Debt Investments, LLC.  Previously filed as an exhibit to Form 8-K filed on February 4, 2009 and incorporated herein by reference.

10.4	—

Consulting Agreement, dated February 4, 2009, between Accuride and Sun Capital Partners Management V, LLC.  Previously filed as an exhibit to Form 8-K filed on February 4, 2009 and incorporated herein by reference.

10.5*	—	Form of Indemnification Agreement between Accuride and each member of the Board of Directors. Previously filed as an exhibit to Form 8-K filed on February 4, 2009 and incorporated herein by reference.
10.6	—

Indemnification Subordination Agreement, dated February 4, 2009, among Accuride, the subsidiaries of Accuride parties thereto, Sun Capital Partners Management V, LLC and Sun Capital Partners V, Ltd.  Previously filed as an exhibit to Form 8-K filed on February 4, 2009 and incorporated herein by reference.

10.7	—

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

10.8	—

Indemnification Subordination Agreement, dated February 4, 2009, among Accuride, the subsidiaries of Accuride parties thereto, Sun Capital Master Securities Fund III, L.P., Sun Capital Securities Fund III, LP, Sun Capital Securities Advisors III, L.P., Sun Capital.  Previously filed as an exhibit to Form 8-K filed on February 4, 2009 and incorporated herein by reference.

10.9*	—	Form of Cash Award Agreement for use with 2005 Incentive Award Plan. Previously filed as an exhibit to Form 8-K filed on April 28, 2009 and incorporated herein by reference
10.10*†	—	Accuride Corporation Incentive Compensation Plan
10.11*†	—	Form of Retention Bonus Agreement.
31.1†	—	Section 302 Certification of William M. Lasky in connection with the Quarterly Report on Form 10-Q of Accuride Corporation for the period ended March 31, 2009.
31.2†	—	Section 302 Certification of James H. Woodward, Jr. in connection with the Quarterly Report on Form 10-Q of Accuride Corporation for the period ended March 31, 2009.
32.1††	—	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

†              Filed herewith

††            Furnished herewith

*              Management contract or compensatory agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCURIDE CORPORATION

/s/ WILLIAM M. LASKY	Dated:	May 7, 2009
William M. Lasky
President and Chief Executive Officer
(Principal Executive Officer)

/s/ JAMES H. WOODWARD, Jr.	Dated:	May 7, 2009
James H. Woodward, Jr.
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)