Form 10-Q
period 2009-06-30
ACCURIDE CORP
filed 2009-08-07
CIK 817979

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

☒     Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009.

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

As of August 4, 2009, 36,255,288 shares of Accuride Corporation common stock, par value $.01 per share, were outstanding.

ACCURIDE CORPORATION

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ACCURIDE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
(In thousands, except for per share data)	2009	2008

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$47,557	$123,676
Customer receivables, net of allowance for doubtful accounts of $1,808 and $1,743 in 2009 and 2008, respectively	65,238	70,485
Other receivables	7,842	7,734
Inventories	63,250	78,805
Supplies, net	18,155	18,501
Deferred income taxes	1,955	1,955
Income tax receivable	1,328	1,140
Prepaid expenses and other current assets	5,674	5,463
Total current assets	210,999	307,759
PROPERTY, PLANT AND EQUIPMENT, net	247,234	258,638
OTHER ASSETS:
Goodwill	127,474	127,474
Other intangible assets, net	95,022	97,482
Deferred financing costs, net of accumulated amortization of $7,067 and $4,940 in 2009 and 2008, respectively	9,486	5,559
Marketable securities and other investments	3,900	5,000
Other	10,610	6,638
TOTAL	$704,725	$808,550
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES:
Accounts payable	$40,171	$63,937
Accrued payroll and compensation	21,941	19,651
Accrued interest payable	12,653	12,505
Accrued workers compensation	7,797	7,969
Debt	554,721	—
Indebtedness to related parties	73,708	—
Accrued and other liabilities	21,104	21,556
Total current liabilities	732,095	125,618
LONG-TERM DEBT	—	651,169
DEFERRED INCOME TAXES	12,258	12,554
NON-CURRENT INCOME TAXES PAYABLE	8,715	8,715
OTHER POSTRETIREMENT BENEFIT PLAN LIABILITY	50,140	50,400
PENSION BENEFIT PLAN LIABILITY	32,099	31,941
OTHER LIABILITIES	10,875	1,968
COMMITMENTS AND CONTINGENCIES (Note 7)	—	—
STOCKHOLDERS’ DEFICIENCY:
Preferred Stock, $0.01 par value; 5,000,000 shares authorized and 1 issued	—	—
Common Stock, $0.01 par value; 100,000,000 shares authorized, 36,956,000 and 36,573,000 shares issued, and 36,252,000 and 35,869,000 shares outstanding in 2009 and 2008, respectively	363	359
Additional paid-in-capital	264,027	263,858
Treasury stock – 76,000 shares at cost in 2009 and 2008	(751)	(751)
Accumulated other comprehensive loss	(30,361)	(29,672)
Accumulated deficiency	(374,735)	(307,609)
Total stockholders’ deficiency	(141,457)	(73,815)
TOTAL	$704,725	$808,550

See notes to unaudited condensed consolidated financial statements.

ACCURIDE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands except per share data)	2009	2008	2009	2008

NET SALES	$135,206	$244,919	$278,782	$483,129
COST OF GOODS SOLD	144,227	223,569	287,763	449,510
GROSS PROFIT (LOSS)	(9,021)	21,350	(8,981)	33,619
OPERATING EXPENSES:
Selling, general and administrative	12,490	12,761	24,714	26,415
INCOME (LOSS) FROM OPERATIONS	(21,511)	8,589	(33,695)	7,204
OTHER INCOME (EXPENSE):
Interest income	244	193	463	725
Interest expense	(15,835)	(8,677)	(29,357)	(24,923)
Loss on extinguishment of debt	—	—	(5,389)	—
Other income (loss), net	1,543	933	2,354	(121)
INCOME (LOSS) BEFORE INCOME TAXES	(35,559)	1,038	(65,624)	(17,115)
INCOME TAX PROVISION (BENEFIT)	512	(2,337)	1,502	(8,749)
NET INCOME (LOSS)	$(36,071)	$3,375	$(67,126)	$(8,366)

Weighted average common shares outstanding—basic	36,252	35,430	36,210	35,421

Basic income (loss) per share	$(1.00)	$0.10	$(1.85)	$(0.24)

Weighted average common shares outstanding—diluted	36,252	35,518	36,210	35,421

Diluted income (loss) per share	$(1.00)	$0.10	$(1.85)	$(0.24)

See notes to unaudited condensed consolidated financial statements.

ACCURIDE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(In thousands)	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(67,126)	$(8,366)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and impairment	22,286	20,373
Amortization – deferred financing costs	2,127	616
Amortization – other intangible assets	2,460	2,795
Loss on extinguishment of debt	5,389	—
Loss (gain) on disposal of assets	(32)	62
Provision for deferred income taxes	—	(10,230)
Non-cash stock-based compensation	124	1,710
Change in warrant liability	(729)	—
Paid-in-kind interest	3,643	—
Changes in certain assets and liabilities:
Receivables	5,139	(26,650)
Inventories and supplies	15,901	(6,180)
Prepaid expenses and other assets	(4,105)	(8,320)
Accounts payable	(21,519)	3,521
Accrued and other liabilities	4,029	(1,744)
Net cash used in operating activities	(32,413)	(32,413)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(10,729)	(19,852)
Purchase of marketable securities	—	(5,000)
Other	146	(642)
Net cash used in investing activities	(10,583)	(25,494)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in revolving credit advance	30,626	—
Decrease in revolving credit advance	(53,000)	—
Credit facility amendment fees	(10,797)	—
Other	48	199
Net cash provided by (used in) financing activities	(33,123)	199
DECREASE IN CASH AND CASH EQUIVALENTS	(76,119)	(57,708)
CASH AND CASH EQUIVALENTS—Beginning of period	123,676	90,935
CASH AND CASH EQUIVALENTS—End of period	$47,557	$33,227

Supplemental cash flow information:
Cash paid for interest	$24,199	$22,166
Cash paid for income taxes	$1,691	$3,956
Non-cash transactions:
Purchases of property, plant, and equipment in accounts payable	$2,868	$1,722
Issuance of warrant	$4,655	—

See notes to unaudited condensed consolidated financial statements.

ACCURIDE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AS OF JUNE 30, 2009 AND DECEMBER 31, 2008 AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

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

The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009.  The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto disclosed in Accuride’s Annual Report on Form 10-K for the year ended December 31, 2008.

Going Concern — The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.

We continue to operate in a challenging economic environment and our ability to maintain liquidity and comply with our debt covenants has been affected by economic and other conditions that are beyond our control and which are difficult to predict.  We predict operating levels based upon North American Class 8, Class 5-7 and trailer expected productions for the year as well as aftermarket sales.  We utilize ACT production forecasts to help predict production for the Class 8, Class 5-7 and trailer production levels.  The ACT forecasts for Class 8, Class 5-7, and trailer have seen declines of 27%, 33% and 12%, respectively, since the forecasts at the time of the 10-K filing on March 13, 2009.

Our financial results as of and for the three and six months ended June 30, 2009 are directly attributable to the decline of production and the current economic conditions.  We have incurred a net loss of $67,126 for the six months ended June 30, 2009, negative operating cash flow of $32,413, and a reduction in cash and cash equivalents to $47,557 at June 30, 2009 from $123,676 at December 31, 2008.

Due to the operating results as of and for the three and six month periods ended June 30, 2009, we have entered into a Temporary Waiver Agreement (the “Temporary Waiver”) with respect to our Credit Agreement among the Company, Accuride Canada Inc., the lenders party thereto, the administrative agent for the lenders, and the other agents party thereto. The Temporary Waiver is dated July 1, 2009 and became effective on July 8, 2009.

Pursuant to the terms of the Temporary Waiver, the Lenders have agreed to waive our compliance with the following financial covenants under the Credit Agreement for the fiscal quarter ended June 30, 2009 and for the duration of the Temporary Waiver Period: (i) the Senior Secured Leverage Ratio set forth in Section 5.04(a), (ii) the Interest Coverage Ratio set forth in Section 5.04(c) and (iii) the Fixed Charge Coverage Ratio set forth in Section 5.04(d).  The Company’s failure to comply with any of these covenants would be an immediate event of default under the Credit Agreement (each default a “Potential Default”).  The “Temporary Waiver Period” terminates on August 15, 2009, unless terminated earlier as the result of, among other things: (i) an event of default under the Credit Agreement that is not a Potential Default, (ii) payment by the Company of the interest payment due and owing on August 1, 2009 to the holders of the Company’s 8 1 / 2 % Senior Subordinated Notes due 2015 and (iii) the failure by the Company or the subsidiary guarantors to comply with the terms and provisions of the Temporary Waiver.

Under the Temporary Waiver: (i) interest on advances and all outstanding obligations under the Credit Agreement will accrue at an annual rate of 2.0% plus the otherwise applicable rate during the Temporary Waiver Period, (ii) the Company and its subsidiaries must comply with certain restrictions on incurring additional debt, making investments and selling assets and (iii) the Company must comply with a minimum liquidity requirement.  Contemporaneously with the Temporary Waiver, Citicorp USA, Inc. has resigned as administrative agent and the lenders have appointed Deutsche Bank Trust Company Americas to serve as administrative agent.

To maintain compliance with the Temporary Waiver, the Company did not pay the approximately $11.7 million of interest due August 3, 2009, to the holders of its 8 ½ percent Senior Subordinated Notes due 2015 (Notes) and intends to use the existing 30-day grace period provided in the Note indenture to continue discussions regarding a capital restructuring with its lenders.  Under the indenture, the failure to make this interest payment would not constitute an event of default that permits acceleration of the Notes until the expiration of the 30-day grace period.

Under U.S. GAAP, under an event of default of financial covenants associated with debt agreements, all amounts outstanding shall be classified within current liabilities on the balance sheet.  Although the Company has obtained the temporary waiver, the Company has classified all outstanding amounts under its Fourth Amended and Restated Credit Agreement, and due to cross-acceleration provisions, its senior subordinated notes as current liabilities as of June 30, 2009.

The Board has appointed a special committee of independent directors to identify and, with the input of management and our financial advisors, evaluate alternatives to recommend an appropriate course of action to the full board.  We are currently negotiating with both our senior and subordinated lenders and we are negotiating alternatives such as additional amendments or waivers, the sale of non-core assets, and/or alternative debt structures, such as debt for debt or debt for equity agreements.  The success of any such alternative actions will depend on many factors, several of which are out of management’s control.  Therefore, we can provide no assurance as to the success of such actions.  The successful execution of our plans, among other factors, raises substantial doubt as to our ability to continue as a going concern.

If we are unable to obtain permanent waivers, extensions of the waivers, or restructure the Term B Loan Facility prior to August 15, 2009, and satisfactorily address the Senior Subordinated Notes interest payment due at the end of the grace period on August 31, 2009, a default would arise with respect to these obligations, which could also trigger cross accelerations on all our indebtedness.  In such an event, we would be required to repay all outstanding indebtedness immediately.  We would not have sufficient liquidity available to repay such indebtedness and, unless we were able to obtain additional capital resources or waivers, we would be unable to continue to fund our operations or continue our business, thereby potentially requiring us to seek relief under the U.S. Bankruptcy Code.

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

Derivative Financial Instruments — We use derivative financial instruments as part of our overall risk management strategy as further described under Item 7A of our 2008 Annual Report on Form 10-K.  The derivative instruments used from time to time include interest rate and foreign exchange instruments.  All derivative instruments are recognized on the balance sheet at their estimated fair values. As of June 30, 2009, there were no derivatives that were designated as hedges for financial reporting purposes.

Interest Rate Instruments — We use interest rate swap agreements as a means of fixing the interest rate on portions of our floating-rate debt.  As of June 30, 2009 we had one interest rate swap agreement outstanding, which was established in December 2007.  Pursuant to the terms of the interest rate swap agreement, we exchange with the counterparty, at specified intervals, the difference between 3.81% from March 2009 through March 2010, and the variable rate interest amounts calculated by reference to the notional principal amount. The notional principal amounts under the terms are $150 million from March 2009 through September 2009 and $125 million from September 2009 through March 2010.

Gains and losses included as a component of interest expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Realized Loss	$(1,006)	$(449)	$(1,854)	$(199)
Unrealized Gain (Loss)	$573	$3,356	$1,381	$(1,182)

Foreign Exchange Instruments — We use foreign currency forward contracts and option contracts to limit foreign exchange risk on anticipated but not yet committed transactions expected to be denominated in Canadian dollars. As of June 30, 2009, the notional amount of open foreign exchange forward contracts was $9.3 million.

Gains and losses included as a component of other income (expense) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Realized Gain	$543	$165	$750	$236
Unrealized Gain	$601	$14	$162	$—

Commodity Price Instruments — We use commodity price swap contracts to limit exposure to changes in certain raw material prices. Commodity price instruments, which do not meet the normal purchase exception, are not designated as hedges for financial reporting purposes and, accordingly, are carried in the financial statements at fair value, with realized and unrealized gains and losses reflected in current period earnings as a component of “Cost of goods sold.” At June 30, 2009, we had no open commodity price swaps or futures contracts.

Gains and losses included as a component of cost of goods sold are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Realized Gain	$—	$847	$—	$1,634
Unrealized Gain (Loss)	$—	$(902)	$—	$452

Marketable Securities and Other Investments — We have certain investments in municipal bonds with an auction rate feature, which are categorized as marketable securities. We classify these securities as available for sale and as non-current in the accompanying consolidated balance sheets based on original maturity dates of greater than one year. Available-for-sale securities are reviewed quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and management’s intent and ability to hold the security to recovery.  During the three months ended June 30, 2009, management determined that the available-for-sale securities were other than temporarily impaired and recorded a loss of $1.1 million.

Earnings Per Common Share — Basic and diluted earnings per common share were computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands except per share data)	2009	2008	2009	2008
Numerator:
Net income (loss)	$(36,071)	$3,375	$(67,126)	$(8,366)
Denominator:
Weighted average shares outstanding — Basic	36,252	35,430	36,210	35,421
Effect of dilutive stock options	—	88	—	—
Weighted average shares outstanding — Diluted	36,252	35,518	36,210	35,421
Basic earnings (loss) per common share	$(1.00)	$0.10	$(1.85)	$(0.24)
Diluted earnings (loss) per common share	$(1.00)	$0.10	$(1.85)	$(0.24)

As of June 30, 2009, there were 544,738 stock options, 1,117,113 stock appreciation rights, and a warrant exercisable for 12,269,489 shares that were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.

Stock-Based Compensation —As of June 30, 2009, there was approximately $1.4 million of unrecognized pre-tax compensation expense related to share-based awards not yet vested that will be recognized over a weighted-average period of 1.4 years.

Expense was recognized for share-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Share-based compensation expense recognized	$29	$1,200	$124	$1,710

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

We have assessed the need to maintain a valuation allowance for deferred tax assets based on an assessment of whether it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Appropriate consideration is given to all available evidence, both positive and negative, in assessing the need for a valuation allowance. Due to our recent history of U.S. operating and taxable losses, the inconsistency of these profits, and the uncertainty of our financial outlook, we continue to maintain a full valuation allowance against our domestic deferred tax assets.

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

SFAS No. 165 - We adopted SFAS No. 165, Subsequent Events for the Quarterly Report for the period ending June 30, 2009.  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, which are referred to as subsequent events. The statement clarifies existing guidance on subsequent events, including a requirement that a public entity should evaluate subsequent events through the issue date of the financial statements, the determination of when the effects of subsequent events should be recognized in the financial statement and disclosures regarding all subsequent events.  Adoption of SFAS 165 did not have a material affect on our condensed consolidated financial statements. We have updated subsequent events through August 7, 2009, which is the date of this filing.

New Accounting Pronouncements

FSP No. 157-2 — In February 2008, the FASB issued Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of fair value measurements for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  Management is currently evaluating the impact of the adoption of FSP 157-2 on our consolidated financial statements.

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

SFAS No. 167 — In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which amends FASB Interpretation (FIN) No. 46(R), Consolidation of Variable Interest Entities, for variable interest entities to determine whether a variable interest entity must be consolidated. SFAS No. 167 requires an entity to perform an analysis to determine whether an entity’s variable interest or interests give it a controlling financial interest in a variable interest entity. This statement requires ongoing reassessments of whether an entity is the primary beneficiary of a variable interest entity and enhanced disclosures that provide more transparent information about an entity’s involvement with a variable interest entity. The new standard will become effective for us on January 1, 2010. We are currently evaluating the impact of adopting SFAS No. 167 on the consolidated financial statements.

SFAS No. 168 - In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles.  SFAS 168 establishes the Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP.  The Codification is not intended to change GAAP but consolidates all existing GAAP sources into a single set of comprehensive standards.  SFAS 168 will become effective for us in the third quarter of 2009 and will not have a material effect on our condensed consolidated financial statements.

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

Costs incurred in 2009 are shown below by reportable segment:

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009

Wheels
Employee severance costs	$—	$643
Lease and other contractual commitments	141	141
Subtotal	141	784

Components
Employee severance costs	—	42
Lease and other contractual commitments	3,219	3,219
Subtotal	3,219	3,261

Corporate
Employee severance costs	602	913
Subtotal	602	913

Total	$3,962	$4,958

The following is a reconciliation of the beginning and ending restructuring reserve balances for the six-month period ended June 30, 2009:

	Employee Severance Costs	Lease and Other Contractual Costs	Total
Balance December 31, 2008	$4,281	$—	$4,281
Costs incurred and charged to operating expenses	913	—	913
Costs incurred and charged to cost of goods sold	685	3,360	4,045
Costs paid or otherwise settled	(3,772)	(73)	(3,845)
Balance at June 30, 2009	$2,107	$3,287	$5,394

Of the remaining severance liability, $1,959 will be paid during 2009 with the remainder of $148 paid in 2010.  Of the remaining lease liability, $294 will be paid during 2009 and $355 will be paid in 2010 with the remainder paid thereafter.

Note 3 - Inventories

Inventories are stated at the lower of cost or market.  We review inventory on hand and write down excess and obsolete inventory based on our assessment of future demand and historical experience.  The components of inventory on a FIFO basis are as follows:

	June 30, 2009	December 31, 2008
Raw materials	$16,901	$22,839
Work in process	19,589	21,930
Finished manufactured goods	26,760	34,036
Total inventories, net	$63,250	$78,805

Note 4 - Goodwill and Other Intangible Assets

Under SFAS No. 142, Goodwill and Other Intangible Assets, we are required to assess goodwill and any indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred.  The analysis of potential impairment of goodwill requires a two-step approach.  The first step is the estimation of fair value of each reporting unit.  If step one indicates that impairment potentially exists, the second step is performed to measure the amount of impairment, if any.  Goodwill impairment exists when the implied fair value is less than its carrying value.

The carrying amount of goodwill as of June 30, 2009 by reportable segment, are as follows:

	Wheels	Components	Other	Corporate	Total

Balance as of June 30, 2009	$123,199	$—	$4,275	$—	$127,474

The changes in the carrying amount of other intangible assets for the six months ended June 30, 2009 by reportable segment, are as follows:

	Wheels	Components	Other	Corporate	Total

Balance as of December 31, 2008	$—	$90,727	$6,195	$560	$97,482
Amortization	—	(2,175)	(192)	(93)	(2,460)
Balance as of June 30, 2009	$—	$88,552	$6,003	$467	$95,022

The summary of goodwill and other intangible assets is as follows:

	Weighted	As of June 30, 2009			As of December 31, 2008
	Average Useful Lives	Gross Amount	Accumulated Amortization & Impairment	Carrying Amount	Gross Amount	Accumulaed Amortization & Impairment	Carrying Amount

Goodwill	—	$378,804	$251,330	$127,474	$378,804	$251,330	$127,474
Other intangible assets:
Non-compete agreements	3.0	$3,160	$2,693	$467	$3,160	$2,599	$561
Trade names	—	38,080	27,650	10,430	38,080	27,650	10,430
Technology	14.7	33,540	10,136	23,404	33,540	8,989	24,551
Customer relationships	29.6	71,500	10,779	60,721	71,500	9,560	61,940
	24.2	$146,280	$51,258	$95,022	$146,280	$48,798	$97,482

We estimate that aggregate amortization expense for our other intangible assets by year as follows:

2009	$4,923
2010	$4,923
2011	$4,922
2012	$4,736
2013	$4,736

Note 5 - Comprehensive loss

Comprehensive loss for the three and six months ended June 30 is summarized as follows:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2009	2008	2009	2008
Net income (loss)	$(36,071)	$3,375	$(67,126)	$(8,366)
Other comprehensive income (net of tax)
Foreign currency translation impact on pension liabilities	(1,208)	(104)	(689)	401
Total comprehensive income (loss)	$(37,279)	$3,271	$(67,815)	$(7,965)

Included in accumulated other comprehensive loss is the impact of pension liability fluctuations in the Canadian dollar to U.S. dollar exchange rate related to our Canadian pension plans.

Note 6 - Pension and Other Postretirement Benefit Plans

Components of Net Periodic Benefit Cost for the three and six months ended June 30:

	For The Three Months Ended June 30,				For The Six Months Ended June 30,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	2009	2008	2009	2008	2009	2008	2009	2008
Service cost-benefits earned during the year	$373	$812	$79	$156	$745	$1,714	$155	$312
Interest cost on projected benefit obligation	2,894	2,883	922	961	5,715	5,795	1,827	1,922
Expected return on plan assets	(3,032)	(3,749)	—	—	(5,977)	(7,513)	—	—
Amortization of net transition (asset)/obligation	3	4	—	—	6	8	—	—
Amortization of prior service cost (benefit)	89	102	(393)	(335)	171	204	(786)	(670)
Amortization of (gain)/loss	555	478	(127)	(133)	1,087	940	(256)	(267)
Total amount charged to income	$882	$530	$481	$649	$1,747	$1,148	$940	$1,297

As of June 30, 2009, $5.8 million has been contributed to our sponsored pension plans.  We presently anticipate contributing an additional $6.8 million to fund our pension plans in 2009 for a total of $12.6 million.

Note 7 — Contingencies

We are from time to time involved in various legal proceedings of a character normally incident to our business. We do not believe that the outcome of these proceedings will have a material adverse effect on our consolidated financial condition or results of our operations.

As of June 30, 2009, we had an environmental reserve of approximately $1.5 million, related primarily to our foundry operations. This reserve is based on current cost estimates and does not reduce estimated expenditures to net present value, but does take into account the benefit of a contractual indemnity given to us by a prior owner of our wheel-end subsidiary. The failure for the indemnitor to fulfill its obligations could result in future costs that may be material. Any cash expenditures required by us or our subsidiaries to comply with applicable environmental laws and/or to pay for any remediation efforts will not be reduced or otherwise affected by the existence of the environmental reserve. We currently anticipate spending approximately $0.2 million per year in 2009 through 2012 for monitoring the various environmental sites associated with the environmental reserve, including attorney and consultant costs for strategic planning and negotiations with regulators and other potentially responsible parties, and payment of remedial investigation costs. Based on all of the information presently available to us, we believe that our environmental reserves will be adequate to cover the future costs related to the sites associated with the environmental reserves, and that any additional costs will not have a material adverse effect on our financial condition, results of operations or cash flows. However, the discovery of additional sites, the modification of existing or promulgation of new laws or regulations, more vigorous enforcement by regulators, the imposition of joint and several liability under CERCLA or analogous state laws, or other unanticipated events could also result in such a material adverse effect.

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

As of June 30, 2009, we had approximately 2,350 employees, of which 644 were salaried employees with the remainder paid hourly. Unions represent approximately 1,150 of our employees, or 49% of the total. Each of our unionized facilities has a separate contract with the union that represents the workers employed at such facility. The union contracts expire at various times over the next few years with the exception of our union contract that covers the hourly employees at our Monterrey, Mexico, facility, which expires on an annual basis in January unless otherwise renewed. The 2009 negotiations in Monterrey were successfully completed prior to the expiration of our union contract.  Contracts expiring during the remainder of 2009 include our facilities at Cuyahoga Falls and Elkhart Plant 2.  Based on the consolidation of the Cuyahoga Falls operations into our Erie plant, we will be ceasing operations performed by the collective bargaining unit at the Cuyahoga Falls facility and do not anticipate negotiating for a new contract at that location.  To date in 2009, we have successfully completed negotiations for new collective bargaining agreements at our London and Brillion facilities.  We do not anticipate that the outcome of any remaining 2009 negotiations will have a material adverse effect on our operating performance or costs.

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

The carrying amounts of cash and cash equivalents, trade receivables, and accounts payable approximate fair value because of the relatively short maturity of these instruments.  The carrying amounts and related estimated fair values for our remaining financial instruments as of June 30, 2009 are as follows:

	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3

Assets
Marketable securities	$3,900			$3,900
Foreign exchange forward contracts	$1,005		$1,005

Liabilities
Interest rate swap contracts	$3,113		$3,113
Common stock warrant	$3,926			$3,926
Total debt	$628,429		$339,802

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

Our Level 3 assets consist of municipal bonds with an auction reset feature (“auction rate securities”) and warrants for our common stock.  The bonds’ underlying assets are generally student loans which are substantially backed by the federal government. In February 2008, auctions began to fail for these securities and each auction since then has failed. Based on the overall failure rate of these auctions, the frequency of the failures, and the underlying maturities of the securities (40 years), we have classified auction rate securities as long-term assets on our balance sheet.

The following table summarizes changes in fair value of our Level 3 assets and liabilities as of June 30, 2009:

	Marketable Securities	Common Stock Warrant
Balance at December 31, 2008	$5,000	$—
Purchase (issuance) of securities	—	(4,655)
Unrealized gain (loss) recognized	(1,100)	729
Net settlements	—	—
Balance at June 30, 2009	$3,900	$(3,926)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net Sales
Wheels	$54,220	$105,154	$111,105	$209,164
Components	73,067	127,359	147,123	248,118
Other	7,919	12,406	20,554	25,847
Consolidated Total	$135,206	$244,919	$278,782	$483,129

Operating Income (Loss)
Wheels	$(2,614)	$14,718	$2,874	$32,545
Components	(11,329)	1,112	(23,545)	(11,659)
Other	605	2,313	3,245	4,960
Corporate	(8,173)	(9,554)	(16,269)	(18,642)
Consolidated Total	$(21,511)	$8,589	$(33,695)	$7,204

	As of
	June 30, 2009	December 31, 2008
Total assets:
Wheels	$291,328	$191,435
Components	255,816	285,966
Other	33,439	38,064
Corporate	124,142	293,085
Consolidated total	$704,725	$808,550

Note 10 - Debt

Debt at June 30, 2009, and December 31, 2008, consisted of the following:

	June 30, 2009	December 31, 2008
Term Facility — Non-related Parties	$224,559	$294,625
Term Facility — Related Party	73,708	—
Senior Subordinated Notes	275,000	275,000
Revolving Credit Facility	56,070	78,444
Industrial Revenue Bond	3,100	3,100
Term Facility Discount	(4,008)	—
Total	$628,429	$651,169

On February 4, 2009, we amended (the “Second Amendment”) our Term Facility and Revolving Credit Facility (as defined below) under our Fourth Amended and Restated Credit Agreement, dated January 31, 2005 among Accuride, Accuride Canada, Inc., Citicorp USA, Inc., as administrative agent, and other lender parties thereto (as amended, the “Credit Agreement”).  On February 4, 2009, we also completed a transaction (the “Sun Capital Transaction”) with an affiliate of Sun Capital Securities Group (“Sun Capital”), which currently holds approximately $70.1 million principal amount of Last-Out Loans along with approximately $3.6 million of interest accrued as payable-in-kind.  As of June 30, 2009, fees paid associated with the amendment were $10.8 million.

In connection with the modification of the Last-Out Loans and pursuant to a Last-Out Debt Agreement, we issued a warrant (the “Warrant”) to Sun Capital exercisable for 25 percent of our fully-diluted common stock at an exercise price of $0.01 per share.  The grant date fair value of the warrant of $4,655 was recorded as a liability and a discount to our long-term debt and will be amortized over the life of our Term Facility, which matures on January 31, 2012.  The warrant liability is marked to market each period.  During the three months ended June 30, 2009, we recorded an unrealized loss of $1,599 and during the six months ended June 30, 2009 we recorded unrealized gains of $729 as a component of Other income (expense) for the warrant liability.

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

As explained in Note 1, we have obtained a temporary waiver agreement from our senior lendors which waives our compliance with our financial covenants and places additional restrictions on our business for the duration of the term of the temporary waiver agreement.  We are currently negotiating amendments to our Credit Agreement and we are negotiating alternatives such as additional amendments or waivers, the sale of non-core assets, and/or alternative debt structures, such as debt for debt or debt for equity agreements.  The Board has appointed a special committee of independent directors to identify and, with the input of management and our financial advisors, evaluate alternatives to recommend an appropriate course of action to the full board.  However, the success of any such alternative actions will depend on many factors, some of which are out of management’s control.  Therefore, we can provide no assurance as to the success of such actions.

To maintain compliance with the Temporary Waiver, the Company did not pay the approximately $11.7 million of interest due August 3, 2009, to the holders of its 8 ½ percent Senior Subordinated Notes due 2015 (Notes) and intends to use the existing 30-day grace period provided in the Note indenture to continue discussions regarding a capital restructuring with its lenders.  Under the indenture, the failure to make this interest payment would not constitute an event of default that permits acceleration of the Notes until the expiration of the 30-day grace period.

Due to the short term nature of the temporary waiver, we have classified our debt as current as of June 30, 2009 in accordance with U.S. GAAP.  The Company is currently discussing the possibility of a waiver extension with lenders.

If we are unable to obtain permanent waivers, extensions of the waivers, or restructure the Term B Loan Facility prior to August 15, 2009, and satisfactorily address the Senior Subordinated Notes interest payment due at the end of the grace period on August 31, 2009, a default would arise with respect to these obligations, which could also trigger cross accelerations on all our indebtedness.  In such an event, we would be required to repay all outstanding indebtedness immediately.  We would not have sufficient liquidity available to repay such indebtedness and, unless we were able to obtain additional capital resources or waivers, we would be unable to continue to fund our operations or continue our business, thereby potentially requiring us to seek relief under the U.S. Bankruptcy Code.

Note 11 — Guarantor and Non-guarantor Financial Statements

Our 8½% Senior Subordinated Notes due 2015 are fully and unconditionally guaranteed, on a joint and several basis, by substantially all of our 100% owned domestic subsidiaries (“Guarantor Subsidiaries”). The non-guarantor subsidiaries are our foreign subsidiaries. The following condensed financial information illustrates the composition of the combined Guarantor Subsidiaries:

CONDENSED CONSOLIDATED BALANCE SHEET

	June 30, 2009
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
ASSETS
Cash and cash equivalents	$35,898	$(218)	$11,877	—	$47,557
Accounts receivable, net	29,709	184,534	5,011	$(146,174)	73,080
Inventories and supplies	22,707	49,584	9,679	(565)	81,405
Other current assets	2,591	2,332	4,034	—	8,957
Total current assets	90,905	236,232	30,601	(146,739)	210,999
Property, plant, and equipment, net	38,025	165,754	43,455	—	247,234
Goodwill	66,973	52,460	8,041	—	127,474
Intangible assets, net	467	94,555	—	—	95,022
Investment in subsidiaries and affiliates	315,329	—	—	(315,329)	—
Other non-current assets	13,592	1,677	8,727	—	23,996
TOTAL	$525,291	$550,678	$90,824	$(462,068)	$704,725
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$8,317	$29,646	$2,208	—	$40,171
Accrued payroll and compensation	3,198	13,530	5,213	—	21,941
Accrued interest payable	12,312	9	332	—	12,653
Debt	603,329	3,100	22,000	—	628,429
Accrued and other liabilities	8,943	273,185	1,819	$(255,046)	28,901
Total current liabilities	636,099	319,470	31,572	(255,046)	732,095
Deferred and non-current income taxes	6,997	13,247	729	—	20,973
Other non-current liabilities	23,652	58,679	10,783	—	93,114
Stockholders’ equity (deficiency)	(141,457)	159,282	47,740	(207,022)	(141,457)
TOTAL	$525,291	$550,678	$90,824	$(462,068)	$704,725

	December 31, 2008
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
ASSETS
Cash	$95,630	$(1,633)	$29,679	—	$123,676
Accounts receivable, net	21,244	202,230	4,416	$(149,671)	78,219
Inventories and supplies	21,278	64,506	12,056	(534)	97,306
Other current assets	2,449	3,465	2,644	—	8,558
Total current assets	140,601	268,568	48,795	(150,205)	307,759
Property, plant, and equipment, net	39,365	173,255	46,018	—	258,638
Goodwill	66,973	52,460	8,041	—	127,474
Intangible assets, net	560	96,922	—	—	97,482
Investment in affiliates	343,655	—	—	(343,655)	—
Deferred tax assets	—	—	—	—	—
Other non-current assets	10,593	1,472	5,132	—	17,197
TOTAL	$601,747	$592,677	$107,986	$(493,860)	$808,550
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$10,523	$45,172	$8,242	—	63,937
Accrued payroll and compensation	2,380	11,349	5,922	—	19,651
Accrued interest payable	12,128	9	368	—	12,505
Accrued and other liabilities	9,101	279,329	5,082	(263,987)	29,525
Total current liabilities	34,132	335,859	19,614	(263,987)	125,618
Long term debt, net	618,069	3,100	30,000	—	651,169
Deferred and long-term income taxes	6,997	13,248	1,024	—	21,269
Other non-current liabilities	16,364	57,422	10,523	—	84,309
Stockholders’ equity (deficiency)	(73,815)	183,048	46,825	$(229,873)	(73,815)
TOTAL	$601,747	$592,677	$107,986	$(493,860)	$808,550

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2009
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$68,603	$69,542	$18,916	$(21,855)	$135,206
Cost of goods sold	70,786	73,415	21,881	(21,855)	144,227
Gross loss	(2,183)	(3,873)	(2,965)	—	(9,021)
Operating expenses	9,278	3,098	114	—	12,490
Loss from operations	(11,461)	(6,971)	(3,079)	—	(21,511)
Other income (expense):
Interest expense, net	(15,211)	(54)	(326)	—	(15,591)
Equity in earnings (losses) of subsidiaries	(7,523)	—	—	7,523	—
Other income (expense), net	(1,846)	75	3,314	—	1,543
Income (loss) before income taxes	(36,041)	(6,950)	(91)	7,523	(35,559)
Income tax provision	30	—	482	—	512
Net loss	$(36,071)	$(6,950)	$(573)	$7,523	$(36,071)

	Three Months Ended June 30, 2008
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$69,089	$173,376	$35,796	$(33,342)	$244,919
Cost of goods sold	60,121	163,927	32,863	(33,342)	223,569
Gross profit	8,968	9,449	2,933	—	21,350
Operating expenses	9,708	2,841	212	—	12,761
Income (loss) from operations	(740)	6,608	2,721	—	8,589
Other income (expense):
Interest expense, net	(6,698)	(26)	(1,760)	—	(8,484)
Equity in earnings of subsidiaries	8,489	—	—	(8,489)	—
Other income, net	607	114	212	—	933
Income (loss) before income taxes	1,658	6,696	1,173	(8,489)	1,038
Income tax benefit	(1,717)	—	(620)	—	(2,337)
Net income	$3,375	$6,696	$1,793	$(8,489)	$3,375

	Six Months Ended June 30, 2009
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$132,858	$148,370	$41,075	$(43,521)	$278,782
Cost of goods sold	129,874	161,616	39,794	(43,521)	287,763
Gross profit (loss)	2,984	(13,246)	1,281	—	(8,981)
Operating expenses	18,312	6,062	340	—	24,714
Income (loss) from operations	(15,328)	(19,308)	941	—	(33,695)
Other income (expense):
Interest expense, net	(27,749)	(67)	(1,078)	—	(28,894)
Loss on extinguishment of debt	(5,389)	—	—	—	(5,389)
Equity in earnings of subsidiaries	(17,380)	—	—	17,380	—
Other income (expense), net	(260)	154	2,460	—	2,354
Income (loss) before income taxes	(66,106)	(19,221)	2,323	17,380	(65,624)
Income tax provision	1,020	—	482	—	1,502
Net income (loss)	$(67,126)	$(19,221)	$1,841	$17,380	$(67,126)

	Six Months Ended June 30, 2008
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$100,623	$339,110	$80,350	$(36,954)	$483,129
Cost of goods sold	79,118	333,206	74,140	(36,954)	449,510
Gross profit	21,505	5,904	6,210	—	33,619
Operating expenses	19,999	6,002	414	—	26,415
Income (loss) from operations	1,506	(98)	5,796	—	7,204
Other income (expense):
Interest expense, net	(20,696)	(50)	(3,452)	—	(24,198)
Equity in earnings of subsidiaries	2,145	—	—	(2,145)	—
Other income (expense), net	(339)	210	8	—	(121)
Income (loss) before income taxes	(17,384)	62	2,352	(2,145)	(17,115)
Income tax provision (benefit)	(9,018)	—	269	—	(8,749)
Net income (loss)	$(8,366)	$62	$2,083	$(2,145)	$(8,366)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2009
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(67,126)	$(19,221)	$1,841	$17,380	$(67,126)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	3,722	15,672	2,892	—	22,286
Amortization — deferred financing costs	2,112	2	13	—	2,127
Amortization — other intangible assets	93	2,367	—	—	2,460
Loss on extinguishment of debt	5,389	—	—	—	5,389
Change in warrant liability	(729)	—	—	—	(729)
Paid-in-kind interest	3,643	—	—	—	3,643
Loss (gain) on disposal of assets	(170)	139	(1)	—	(32)
Equity in earnings of subsidiaries and affiliates	17,380	—	—	(17,380)	—
Non-cash stock-based compensation	124	—	—	—	124
Change in other operating items	5,412	8,252	(14,219)	—	(555)
Net cash provided by (used in) operating activities	(30,150)	7,211	(9,474)	—	(32,413)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(4,459)	(5,942)	(328)	—	(10,729)
Other	—	146	—	—	146
Net cash used in investing activities	(4,459)	(5,796)	(328)	—	(10,583)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in revolving credit advance	(14,374)	—	(8,000)	—	(22,374)
Other	(10,749)	—	—	—	(10,749)
Net cash used in financing activities	(25,123)	—	(8,000)	—	(33,123)

Increase (decrease) in cash and cash equivalents	(59,732)	1,415	(17,802)	—	(76,119)
Cash and cash equivalents, beginning of year	95,630	(1,633)	29,679	—	123,676
Cash and cash equivalents, end of period	$35,898	$(218)	$11,877	$—	$47,557

	Six Months Ended June 30, 2008
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(8,366)	$62	$2,083	$(2,145)	$(8,366)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	3,833	13,336	3,204	—	20,373
Amortization — deferred financing costs	602	2	12	—	616
Amortization — other intangible assets	353	2,442	—	—	2,795
Loss on disposal of assets	16	17	29	—	62
Deferred income taxes	(11,045)	—	815	—	(10,230)
Equity in earnings of subsidiaries and affiliates	(2,145)	—	—	2,145	—
Non-cash stock-based compensation	1,710	—	—	—	1,710
Change in other operating items	(28,512)	(5,315)	(5,546)	—	(39,373)
Net cash provided by (used in) operating activities	(43,554)	10,544	597	—	(32,413)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(7,798)	(11,663)	(391)	—	(19,852)
Other	(5,826)	184	—	—	(5,642)
Net cash used in investing activities	(13,624)	(11,479)	(391)	—	(25,494)

CASH FLOWS FROM FINANCING ACTIVITIES:
Other	199	—	—	—	199
Net cash provided by financing activities	199	—	—	—	199

Increase (decrease) in cash and cash equivalents	(56,979)	(935)	206	—	(57,708)
Cash and cash equivalents, beginning of year	85,940	(2,474)	7,469	—	90,935
Cash and cash equivalents, end of year	$28,961	$(3,409)	$7,675	$—	$33,227

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The accompanying unaudited condensed interim consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and such principles are applied on a basis consistent with the information reflected in our Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC.  In the opinion of management, the interim financial information includes all adjustments and accruals, consisting only of normal recurring adjustments, which are necessary for a fair presentation of results for the respective interim periods.  The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2009 or any interim period.  Except for the historical information contained herein, this quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties.  Our actual results may differ materially from those indicated by such forward-looking statements.

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

The heavy- and medium-duty truck and commercial trailer markets and the related aftermarket are the primary drivers of our sales. These markets are, in turn, directly influenced by conditions in the North American truck industry generally and by overall economic growth and consumer spending.   Accordingly, the current economic conditions described above have led to a severe downturn in the North American truck and vehicle supply industries, which has resulted in a significant decline in our sales volume.  Furthermore, industry analysts expect that demand in 2009 will be lower than in 2008.  Net sales for the three months ended June 30, 2009, were $135.2 million compared to net sales of $244.9 million for the three months ended June 30, 2008.  We cannot accurately predict how prolonged this downturn may be, and this downturn may lead to further reduced spending and deterioration in the North American truck and vehicle supply industries for the foreseeable future. Delayed or failed economic recovery could have a material adverse effect on our business, results of operations, or financial condition.

On February 4, 2009, we completed the Sun Capital Transaction and the Second Amendment to the term facility (the “Term Facility”) and revolving credit facility (the “Revolving Credit Facility”) under our Credit Agreement.  Sun Capital currently holds approximately $70.1 million principal amount of the indebtedness outstanding under the Term Facility (the “Last-Out Loans”) and approximately $3.6 million of interest accrued as payable-in-kind.

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

As of June 30, 2009, fees paid associated with the Second Amendment were $10.8 million.

Subsequent to the Second Amendment, we entered into a Temporary Waiver Agreement (the “Temporary Waiver”) with respect to our Credit Agreement among the Company, Accuride Canada Inc., the lenders party thereto, the administrative agent for the lenders, and the other agents party thereto. The Temporary Waiver is dated July 1, 2009 and became effective on July 8, 2009.

Pursuant to the terms of the Temporary Waiver, the Lenders have agreed to waive our compliance with the following financial covenants under the Credit Agreement for the fiscal quarter ended June 30, 2009 for the duration of the Temporary Waiver Period: (i) the Senior Secured Leverage Ratio set forth in Section 5.04(a), (ii) the Interest Coverage Ratio set forth in Section 5.04(c) and (iii) the Fixed Charge Coverage Ratio set forth in Section 5.04(d).  The Company’s failure to comply with any of these covenants would be an immediate event of default under the Credit Agreement (each default a “Potential Default”).  The “Temporary Waiver Period” terminates on August 15, 2009, unless terminated earlier as the result of, among other things: (i) an event of default under the Credit Agreement that is not a Potential Default, (ii) payment by the Company of the interest payment due and owing on August 1, 2009 to the holders of the Company’s 8 1 / 2 % Senior Subordinated Notes due 2015 and (iii) the failure by the Company or the subsidiary guarantors to comply with the terms and provisions of the Temporary Waiver.

Under the Temporary Waiver: (i) interest on advances and all outstanding obligations under the Credit Agreement will accrue at an annual rate of 2.0% plus the otherwise applicable rate during the Temporary Waiver Period, (ii) the Company and its subsidiaries must comply with certain restrictions on incurring additional debt, making investments and selling assets and (iii) the Company must comply with a minimum liquidity requirement.  Contemporaneously with the Temporary Waiver, Citicorp USA, Inc. has resigned as administrative agent and the lenders have appointed Deutsche Bank Trust Company Americas to serve as administrative agent.

Under U.S. GAAP, under an event of default of financial covenants associated with debt agreements, all amounts outstanding shall be classified within current liabilities on the balance sheet.  Although the Company has obtained the temporary waiver, the Company has classified all outstanding amounts under its Fourth Amended and Restated Credit Agreement, and due to cross-acceleration provisions, its senior subordinated notes as current liabilities as of June 30, 2009.

To maintain compliance with the Temporary Waiver, the Company did not pay the approximately $11.7 million of interest due August 3, 2009, to the holders of its 8 ½ percent Senior Subordinated Notes due 2015 (Notes) and intends to use the existing 30-day grace period provided in the Note indenture to continue discussions regarding a capital restructuring with its lenders.  Under the indenture, the failure to make this interest payment would not constitute an event of default that permits acceleration of the Notes until the expiration of the 30-day grace period.

Due to the short term nature of the temporary waiver, we have classified our debt as current as of June 30, 2009 in accordance with U.S. GAAP.  The Company is currently discussing the possibility of a waiver extension with lenders.

If we are unable to obtain permanent waivers, extensions of the waivers, or restructure the Term B Loan Facility prior to August 15, 2009, and satisfactorily address the Senior Subordinated Notes interest payment due at the end of the grace period on August 31, 2009, a default would arise with respect to these obligations, which could also trigger cross accelerations on all our indebtedness.  In such an event, we would be required to repay all outstanding indebtedness immediately.  We would not have sufficient liquidity available to repay such indebtedness and, unless we were able to obtain additional capital resources or waivers, we would be unable to continue to fund our operations or continue our business, thereby potentially requiring us to seek relief under the U.S. Bankruptcy Code.

Results of Operations

Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008

The following table sets forth certain income statement information of Accuride for the three months ended June 30, 2009 and June 30, 2008:

(Dollars in thousands)	Fiscal 2009		Fiscal 2008
Net sales:
Wheels	$54,220	40.1%	$105,154	43.0%
Components	73,067	54.0%	127,359	52.0%
Other	7,919	5.9%	12,406	5.0%
Total net sales	$135,206	100.0%	$244,919	100.0%
Gross profit (loss):
Wheels	(843)	(1.6)%	17,072	16.2%
Components	(9,100)	(12.5)%	2,873	2.3%
Other	1,503	19.0%	3,378	27.2%
Corporate	(581)	—%	(1,973)	—%
Total gross profit (loss)	(9,021)	(6.7)%	21,350	8.7%
Operating expenses	12,490	9.2%	12,761	5.2%
Income (loss) from operations	(21,511)	(15.9)%	8,589	3.5%
Interest expense, net	(15,591)	(11.5)%	(8,484)	(3.5)%
Other income (loss), net	1,543	1.1%	933	0.4%
Income tax provision (benefit)	512	0.4%	(2,337)	(1.0)%
Net income (loss)	$(36,071)	(26.7)%	$3,375	1.4%

Net Sales.  Consolidated net sales for the three months ended June 30, 2009, were $135.2 million, which was a decrease of 44.8%, compared to net sales of $244.9 million for the three months ended June 30, 2008.  The decrease in net sales is primarily a result of the reduced demand in the commercial vehicle industry.  Sales decreased in the Wheels and Components segments by 48.4% and 42.6%, respectively.

Gross Profit.  Consolidated gross profit for the three months ended June 30, 2009, decreased $30.4 million to a loss of $9.0 million.  Gross profit in the Wheels segment decreased $17.9 million to a loss of $0.8 million primarily due to the contribution lost on the reduced sales demand of $51.0 million.  Gross profit in the Components segment decreased $12.0 million to a loss of $9.1 million due to reduced sales of $54.3 million and recognition of a lease abandonment charge of $3.2 million.

Operating Expenses.  Operating expenses decreased $0.3 million to $12.5 million for the three months ended June 30, 2009 from $12.8 million for the three months ended June 30, 2008.  This was primarily due to decreases in salary related expenses resulting from reduced headcount and other elimination or suspension of other certain wages and benefits, partially offset by $1.5 million of expenses incurred in the current period related to professional and other fees related to the Temporary Waiver associated with our Credit Agreement.

Interest Expense.  Net interest expense increased $7.1 million to $15.6 million for the three months ended June 30, 2009 from $8.5 million for the three months ended June 30, 2008.  The increase is primarily attributable to increased rates on our Term Facility resulting in $2.8 million in incremental expense and $0.6 million of non-cash unrealized gains from the mark to market of our interest rate swap agreements in the current period compared to $3.4 million of unrealized gains in the comparable quarter in 2008.  Interest expense recognized in the current period included $1.4 million related to the outstanding revolver and $0.9 million of increased amortization of deferred financing fees and other discounts.  Approximately $2.3 million of interest expense recognized in the current period was accrued as payable-in-kind to Sun Capital and does not impact cash during 2009.

Income Tax.  Income tax expense in the three months ended June 30, 2009, was $0.5 million on pre-tax losses of $35.6 million compared to a tax benefit of $2.3 million on pre-tax gains of $1.0 million recognized in the three months ended June 30, 2008.  Due to our recent history of U.S. operating and taxable losses, the inconsistency of these profits, and the uncertainty of our financial outlook, we continue to maintain a full valuation allowance against our domestic deferred tax assets.

Net Loss.  We had a net loss of $36.1 million for the three months ended June 30, 2009 compared to net income of $3.4 million for the three months ended June 30, 2008.  This was primarily a result of the lower gross profit due to the reduction in sales volume.

Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008

The following table sets forth certain income statement information of Accuride for the six months ended June 30, 2009 and June 30, 2008:

(In thousands except per share data)	Fiscal 2009		Fiscal 2008
Net sales:
Wheels	$111,105	39.8%	$209,164	43.3%
Components	147,123	52.8%	248,118	51.3%
Other	20,554	7.4%	25,847	5.4%
Total net sales	278,782	100.0%	483,129	100.0%
Gross profit (loss):
Wheels	6,740	6.1%	37,243	17.8%
Components	(19,551)	(13.3)%	(7,942)	(3.2)%
Other	5,367	26.1%	7,188	27.8%
Corporate	(1,537)	—%	(2,870)	—%
Total gross profit (loss)	(8,981)	(3.2)%	33,619	7.0%
Operating expenses	24,714	8.9%	26,415	5.5%
Income (loss) from operations	(33,695)	(12.1)%	7,204	1.5%
Interest expense, net	(28,894)	(10.4)%	(24,198)	(5.0)%
Loss on extinguishment of debt	(5,389)	(1.9)%	—	—
Other income (loss), net	2,354	0.8%	(121)	(0.0)%
Income tax provision (benefit)	1,502	0.5%	(8,749)	(1.8)%
Net income (loss)	$(67,126)	(24.1)%	$(8,366)	(1.7)%

Net sales.  Net sales for the six months ended June 30, 2009 were $278.8 million, which was a decrease of 42.3% compared to net sales of $483.1 million for the six months ended June 30, 2008.  The decrease in net sales was realized at both of the larger segments and was primarily a result of the reduced demand in 2009.

Gross profit.  Gross profit decreased $42.6 million to a loss of $9.0 million for the six months ended June 30, 2009 from profit of $33.6 million for the six months ended June 30, 2008, primarily due to the $204.3 million reduction in sales. Gross profit in the Components segment in the current year included a lease abandonment charge of $3.2 million.

Operating expenses.  Operating expenses decreased $1.7 million to $24.7 million for the six months ended June 30, 2009 from $26.4 million for the six months ended June 30, 2008.  This was primarily due to decreases in salary related expenses resulting from reduced headcount and other elimination or suspension of other certain wages and benefits, partially offset by $1.5 million of expenses incurred in the current year related to fees related to the Temporary Waiver associated with our Credit Agreement.

Interest expense, net.  Net interest expense increased $4.7 million to $28.9 million for the six months ended June 30, 2009 from $24.2 million for the six months ended June 30, 2008.  The increase is attributable to having a higher rate on our Term Facility, resulting in $4.1 million of incremental expense and revolver interest of $2.5 million in the current year compared to having no outstanding revolver in the prior year, partially offset by $2.6 million of additional unrealized gains from our interest rate swap agreements in the current year.  Interest expense recognized in the current period included $0.7 million of increased amortization of deferred financing fees and other discounts.  Approximately $3.6 million of interest expense recognized in the current year was accrued as payable-in-kind to Sun Capital and does not impact cash during 2009.

Net loss.  We had a net loss of $67.1 million for the six months ended June 30, 2009 compared to a net loss of $8.4 million for the six months ended June 30, 2008.  This was primarily a result of the lower gross profit due to the reduction in sales demand.

Changes in Financial Condition

At June 30, 2009, we had total assets of $704.7 million, as compared to $808.6 million at December 31, 2008.  The $103.9 million, or 12.8%, decrease in total assets during the six months ended June 30, 2009 primarily resulted from the reduction of cash of $76.1 million and reduction of inventory of $15.5 million partially offset by an increase in working capital assets.  We define working capital as current assets less current liabilities, excluding net debt.

We use working capital and cash flow measures to evaluate the performance of our operations and our ability to meet our financial obligations. We require working capital investment to maintain our position as a leading manufacturer and supplier of commercial vehicle components.  We continue to strive to align our working capital investment with our customers’ purchase requirements and our production schedules.

The following table summarizes the major components of our working capital as of the periods listed below:

	June 30,	December 31,
	2009	2008
Accounts receivable	$73,080	$78,219
Inventories and supplies	81,405	97,306
Deferred income taxes (current)	1,955	1,955
Other current assets	7,002	6,603
Accounts payable	(40,171)	(63,937)
Accrued payroll and compensation	(21,941)	(19,651)
Accrued interest payable	(12,653)	(12,505)
Accrued workers compensation	(7,797)	(7,969)
Other current liabilities	(21,104)	(21,556)
Working Capital	$59,776	$58,465

Significant changes in working capital from December 31, 2008 include:

•             a decrease in receivables of $5.1 million due to the comparative decrease in revenue in the months leading up to the respective period-end dates;

•             a decrease in inventories of $15.9 million due to reduction in sales volume and demand;

•             a decrease of accounts payable of $23.7 million primarily due to the reduction in raw material purchases in the months leading up to the respective period-end dates;

•             an increase in accrued payroll and compensation of $2.3 million due to severance related charges.

Capital Resources and Liquidity

Our primary sources of liquidity during the three months ended June 30, 2009, were cash reserves.  We believe that cash from operations and existing cash reserves will provide adequate funds for our working capital needs, planned capital expenditures and debt service obligations through 2009, excluding acceleration of our debt.  Our ability to fund working capital needs, planned capital expenditures, scheduled debt payments, and to comply with all of the financial covenants under the Credit Agreement, depends on our future operating performance and cash flow, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

To maintain compliance with the Temporary Waiver, the Company did not pay the approximately $11.7 million of interest due August 3, 2009, to the holders of its 8 ½ percent Senior Subordinated Notes due 2015 (Notes) and intends to use the existing 30-day grace period provided in the Note indenture to continue discussions regarding a capital restructuring with its lenders.  Under the indenture, the failure to make this interest payment would not constitute an event of default that permits acceleration of the Notes until the expiration of the 30-day grace period.

If we are unable to obtain permanent waivers, extensions of the waivers, or restructure the Term B Loan Facility prior to August 15, 2009, and satisfactorily address the Senior Subordinated Notes interest payment due at the end of the grace period, a default would arise with respect to these obligations, which could also trigger cross accelerations on our indebtedness.  In such an event, absent other arrangements we would be required to repay all outstanding indebtedness immediately.  In that event, we would not have sufficient liquidity available to repay such indebtedness and, unless the Company were able to obtain additional capital resources, waivers or other accommodations, the Company would be unable to continue to fund its operations or continue its business, thereby potentially requiring us to seek relief under the U.S. Bankruptcy Code.

Operating Activities

Net cash used in operating activities during the first six months of 2009 amounted to $32.4 million compared to a use of $32.4 million for the comparable period in 2008.  Other than the increase in net loss, the significant drivers of the net cash used in the current period were a $21.5 million reduction in accounts payable and $24.2 million of cash paid for interest.  The decline in accounts payable was primarily a result of reduced inventory.

Investing Activities

Net cash used in investing activities totaled $10.6 million for the six months ended June 30, 2009, compared to a use of $25.5 million for the six months ended June 30, 2008.  Our most significant cash outlays for investing activities are the purchases of property, plant and equipment.  Capital expenditures for 2009 are expected to be approximately $20 million to $25 million, which we expect to fund through existing cash reserves.   Capital expenditures for the six months ended June 30, 2009 were $10.7 million compared to use of $19.9 million for the comparable period in 2008.  Included in the 2008 use of investing cash was an investment in marketable securities of $5.0 million and investments in joint ventures of $0.8 million.

Financing Activities

Net cash used in financing activities totaled $33.1 million for the six months ended June 30, 2009, compared to $0.2 million of net cash provided for the comparable period in 2008. Included in the 2009 cash used was $22.4 million for decrease in revolving credit advance and $10.8 million for amendment fees.

Bank Borrowing

Effective January 31, 2005, we entered into the Fourth Amended and Restated Credit Agreement in conjunction with the acquisition of TTI to refinance substantially all of our existing bank facilities, as well as the senior bank debt and subordinated debt of TTI. Under the refinancing, we entered into (i) the Term Facility in an aggregate principal amount of $550 million that requires annual amortization payments of 1% per year, with the balance payable on January 31, 2012, and (ii) the Revolving Credit Facility in an aggregate amount of $100 million (comprised of a $76 million U.S. revolving credit facility and a $24 million Canadian revolving credit facility) which matures on January 31, 2010.  The U.S. and Canadian Revolving Credit Facilities were drawn down $34.1 million and $22 million, respectively, as of June 30, 2009, leaving availability of approximately $1.5 million, which considers outstanding letters of credit of $18.2 million and excludes $24.2 million of the Revolving Credit Facility held by Lehman Commercial Paper, Inc. The loans under the Term Facility and the U.S. revolving credit facility are secured by, among other things, a lien on substantially all of our U.S. properties, assets and domestic subsidiaries and a pledge of 65% of the stock of our foreign subsidiaries. The loans under the Canadian revolving facility are secured by substantially all the properties and assets of Accuride Canada, Inc. As of June 30, 2009, the outstanding balance on the term debt was $294.6 million.

On November 28, 2007, we entered into the first amendment (the “First Amendment”) to the Fourth Amended and Restated Credit Agreement, dated as of January 31, 2005. The First Amendment increased pricing and modified certain financial covenants through 2008, including changes to the leverage, interest coverage and fixed charge coverage ratios.

As described above, on February 4, 2009, we completed the Second Amendment and the Sun Capital Transaction.  Sun Capital currently holds approximately $70.1 million principal amount of the Last-Out Loans and approximately $3.6 million of interest accrued as payable-in-kind.  The Second Amendment adjusted certain financial covenants under the Credit Agreement from the fourth quarter of 2008 through 2010, including leverage, interest coverage and fixed charge coverage ratios, and extended the maturity date of the Revolving Credit Facility until January 31, 2011.  In connection with the Second Amendment, Sun Capital agreed to modify the Last-Out Loans to become last out as to payment to First-Out Loans.  Sun Capital also agreed to modify certain voting provisions and other rights under the Credit Agreement as a holder of the Last-Out Loans.  As of June 30, 2009, fees paid associated with the Second Amendment were $10.8 million.

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

As explained below, we have already obtained a temporary waiver agreement from our senior lendors which waives our compliance with our financial covenants and places additional restrictions on our business for the duration of the term of the temporary waiver agreement.  We are currently negotiating amendments to our Credit Agreement and we are negotiating alternatives such as additional amendments or waivers, the sale of non-core assets, and/or alternative debt structures, such as debt for debt or equity for debt agreements.  The Board has appointed a special committee of independent directors to identify and, with the input of management and our financial advisors, evaluate alternatives to recommend an appropriate course of action to the full board.  However, the success of any such alternative actions will depend on many factors, some of which are out of management’s control.  Therefore, we can provide no assurance as to the success of such actions.

We entered into a Temporary Waiver Agreement (the “Temporary Waiver”) with respect to our Credit Agreement among the Company, Accuride Canada Inc., the lenders party thereto, the administrative agent for the lenders, and the other agents party thereto. The Temporary Waiver is dated July 1, 2009 and became effective on July 8, 2009.

Pursuant to the terms of the Temporary Waiver, the Lenders have agreed to waive our compliance with the following financial covenants under the Credit Agreement for the fiscal quarter ended June 30, 2009 for the duration of the Temporary Waiver Period: (i) the Senior Secured Leverage Ratio set forth in Section 5.04(a), (ii) the Interest Coverage Ratio set forth in Section 5.04(c) and (iii) the Fixed Charge Coverage Ratio set forth in Section 5.04(d).  The Company’s failure to comply with any of these covenants would be an immediate event of default under the Credit Agreement (each default a “Potential Default”).  The “Temporary Waiver Period” terminates on August 15, 2009, unless terminated earlier as the result of, among other things: (i) an event of default under the Credit Agreement that is not a Potential Default, (ii) payment by the Company of the interest payment due and owing on August 1, 2009 to the holders of the Company’s 8 1/2% Senior Subordinated Notes due 2015 and (iii) the failure by the Company or the subsidiary guarantors to comply with the terms and provisions of the Temporary Waiver.

Under the Temporary Waiver: (i) interest on advances and all outstanding obligations under the Credit Agreement will accrue at an annual rate of 2.0% plus the otherwise applicable rate during the Temporary Waiver Period, (ii) the Company and its subsidiaries must comply with certain restrictions on incurring additional debt, making investments and selling assets and (iii) the Company must comply with a minimum liquidity requirement.  Contemporaneously with the Temporary Waiver, Citicorp USA, Inc. has resigned as administrative agent and the lenders have appointed Deutsche Bank Trust Company Americas to serve as administrative agent.

Due to the short term nature of the temporary waiver, we have classified our debt as current as of June 30, 2009 in accordance with U.S. GAAP.  The Company is currently discussing the possibility of a waiver extension with lenders.

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

To maintain compliance with the Temporary Waiver, the Company did not pay the approximately $11.7 million of interest due August 3, 2009, to the holders of its 8 ½ percent Senior Subordinated Notes due 2015 (Notes) and intends to use the existing 30-day grace period provided in the Note indenture to continue discussions regarding a capital restructuring with its lenders.  Under the indenture, the failure to make this interest payment would not constitute an event of default that permits acceleration of the Notes until the expiration of the 30-day grace period.

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

Contractual Obligations and Commercial Commitments

Due to the classification of debt from a non-current liability to a current liability (see Note 1), the corresponding impact to our Contractual Obligations and Commercial Commitments table as filed in our Form 10-K on March 13, 2009, would be to classify cash flow for debt in the less than 1 year category.  Also impacted would be a reduction in the cash flows related to the interest associated with the debt.

Recent Developments

New Accounting Pronouncements

FSP No. 157-2 — In February 2008, the FASB issued Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of fair value measurements for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  Management is currently evaluating the impact of the adoption of FSP 157-2 on our consolidated financial statements.

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

SFAS No. 167 — In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which amends FASB Interpretation (FIN) No. 46(R), Consolidation of Variable Interest Entities, for variable interest entities to determine whether a variable interest entity must be consolidated. SFAS No. 167 requires an entity to perform an analysis to determine whether an entity’s variable interest or interests give it a controlling financial interest in a variable interest entity. This statement requires ongoing reassessments of whether an entity is the primary beneficiary of a variable interest entity and enhanced disclosures that provide more transparent information about an entity’s involvement with a variable interest entity. The new standard will become effective for us on January 1, 2010. We are currently evaluating the impact of adopting SFAS No. 167 on the consolidated financial statements.

SFAS No. 168 - In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles.  SFAS 168 establishes the Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP.  The Codification is not intended to change GAAP but consolidates all existing GAAP sources into a single set of comprehensive standards.  SFAS

168 will become effective for us in the third quarter of 2009 and will not have a material effect on our condensed consolidated financial statements.

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

Foreign Currency Risk

Certain forecasted transactions, assets, and liabilities are exposed to foreign currency risk. We monitor our foreign currency exposures to maximize the overall effectiveness of our foreign currency derivatives. The principal currency of exposure is the Canadian dollar. From time to time, we use foreign currency financial instruments to offset the impact of the variability in exchange rates on our operations, cash flows, assets and liabilities. At June 30, 2009, the notional amount of open foreign exchange forward contracts was $9.3 million.

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

Raw Material/Commodity Price Risk

We rely upon the supply of certain raw materials and commodities in our production processes, and we have entered into firm purchase commitments for certain metals and natural gas. Additionally, from time to time, we use commodity price swaps and futures contracts to manage the variability in certain commodity prices on our operations and cash flows. At June 30, 2009, we had no open commodity price swaps or futures contracts.

Interest Rate Risk

We use long-term debt as a primary source of capital. However, due to the short term nature of the temporary waiver discussed above, we have classified our debt as current as of June 30, 2009 in accordance with U.S. GAAP.  The following table presents the principal cash repayments and related weighted average interest rates by maturity date for our fixed-rate debt and other types of debt at June 30, 2009 assuming no acceleration:

(Dollars in thousands)	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
Debt:
Fixed Rate	—	—	—	—	—	$275,000	$275,000	$55,000
Average Rate	—	—	—	—	—	8.50%	8.50%
Variable Rate	—	—	$56,070	$294,259	—	$3,100	$353,429	$284,802
Average Rate	—	—	7.25%	8.82%	—	0.57%	8.50%

We have used interest rate swaps to alter interest rate exposure between fixed and variable rates on a portion of our long-term debt.  As of June 30, 2009, we had one interest rate swap agreement outstanding, which was established in December 2007 and the terms with the counterparty are to exchange, at specified intervals, the difference between 3.81% from March 2009 through March 2010, and the variable rate interest amounts calculated by reference to the notional principal amount. The notional principal amounts under the terms are $150 million from March 2009 through September 2009 and $125 million from September 2009 through March 2010.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Neither Accuride nor any of our subsidiaries is a party to any pending legal proceeding which, in the opinion of management, would have a material adverse effect on our business or financial condition.  However, we from time-to-time are involved in ordinary routine litigation incidental to our business, including actions related to product liability, contractual liability, intellectual property, workplace safety and environmental claims.  We establish reserves for matters in which losses are probable and can be reasonably estimated.  While we believe that we have established adequate accruals for our expected future liability with respect to our pending legal actions and proceedings, we cannot assure you that our liability with respect to any such action or proceeding would not exceed our established accruals.  Further, we cannot assure that litigation having a material adverse affect on our financial condition will not arise in the future.

Item 4.  Submission of Matters to a Vote of Security Holders

The results of the Company’s annual meeting of shareholders, held on April 22, 2009, were reported in a Form 10-Q, filed with the Securities and Exchange Commission on May 7, 2009.

Item 5.  Other Information

On July 8, 2009 the Board agreed to compensate the non-employee directors serving on a special committee to the Board by paying each of them a flat fee of $45,000.

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

10.1*	—	Form of Cash Award Agreement for use with 2005 Incentive Award Plan. Previously filed as an exhibit to Form 8-K filed on April 28, 2009 and incorporated herein by reference.
10.2*	—	Accuride Corporation Incentive Compensation Plan. Previously filed as an exhibit to Form 10-Q filed on May 7, 2009 and incorporated herein by reference.
10.3*	—	Form of Retention Bonus Agreement. Previously filed as an exhibit to Form 10-Q filed on May 7, 2009 and incorporated herein by reference.
10.4	—

Amended and Restated Plant Parcel Lease Agreement, dated as of March 31, 2005 and amended and restated as of March 1, 2009, by and between Accuride Erie, L.P. and Greater Erie Industrial Development Corporation, as further amended by the attached Subordination, Non-disturbance and Attornment Agreement, dated June 9, 2009, between First National Bank of Pennsylvania, Greater Erie Industrial Development Corporation and Accuride Erie, L.P. Previously filed as an exhibit to Form 8-K filed on June 15, 2009 and incorporated herein by reference

10.5	—

Temporary Waiver Agreement, dated July 1, 2009, by and among Accuride, Accuride Canada Inc., the lenders party thereto, the administrative agent for the lenders, and the other agents party thereto. Previously filed as an exhibit to Form 8-K filed on July 9, 2009 and incorporated herein by reference

31.1†	—	Section 302 Certification of William M. Lasky in connection with the Quarterly Report of Form 10-Q on Accuride Corporation for the period ended June 30, 2009.
31.2†	—	Section 302 Certification of James H. Woodward, Jr. in connection with the Quarterly Report on Form 10-Q of Accuride Corporation for the period ended June 30, 2009.
32.1††	—	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

†              Filed herewith

††            Furnished herewith

*              Management contract or compensatory agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCURIDE CORPORATION

/s/ WILLIAM M. LASKY	Dated:	August 7, 2009
William M. Lasky
President and Chief Executive Officer
(Principal Executive Officer)

/s/ JAMES H. WOODWARD, Jr.	Dated:	August 7, 2009
James H. Woodward, Jr.
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)