Form 10-Q
period 2009-09-30
ACCURIDE CORP
filed 2009-11-16
CIK 817979

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

As of November 12, 2009, 47,506,895 shares of Accuride Corporation common stock, par value $.01 per share, were outstanding.

ACCURIDE CORPORATION

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ACCURIDE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
(In thousands, except for per share data)	2009	2008

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$25,017	$123,676
Customer receivables, net of allowance for doubtful accounts of $1,899 and $1,743 in 2009 and 2008, respectively	69,591	70,485
Other receivables	7,201	7,734
Inventories	57,935	78,805
Supplies, net	16,907	18,501
Deferred income taxes	1,955	1,955
Income tax receivable	3,269	1,140
Prepaid expenses and other current assets	5,939	5,463
Total current assets	187,814	307,759
PROPERTY, PLANT AND EQUIPMENT, net	237,915	258,638
OTHER ASSETS:
Goodwill	127,474	127,474
Other intangible assets, net	93,792	97,482
Deferred financing costs, net of accumulated amortization of $8,280 and $4,940 in 2009 and 2008, respectively	8,661	5,559
Marketable securities and other investments	—	5,000
Other	7,706	6,638
TOTAL	$663,362	$808,550
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES:
Accounts payable	$32,533	$63,937
Accrued payroll and compensation	17,177	19,651
Accrued interest payable	18,494	12,505
Accrued workers compensation	7,848	7,969
Debt	555,108	—
Indebtedness to related parties	76,585	—
Accrued and other liabilities	19,200	21,556
Total current liabilities	726,945	125,618
LONG-TERM DEBT	—	651,169
DEFERRED INCOME TAXES	11,544	12,554
NON-CURRENT INCOME TAXES PAYABLE	8,440	8,715
OTHER POSTRETIREMENT BENEFIT PLAN LIABILITY	49,979	50,400
PENSION BENEFIT PLAN LIABILITY	31,521	31,941
OTHER LIABILITIES	6,955	1,968
COMMITMENTS AND CONTINGENCIES (Note 7)	—	—
STOCKHOLDERS’ DEFICIENCY:
Preferred Stock, $0.01 par value; 5,000,000 shares authorized and 1 issued	—	—
Common Stock, $0.01 par value; 100,000,000 shares authorized, 48,058,000 and 36,573,000 shares issued, and 47,507,000 and 35,869,000 shares outstanding in 2009 and 2008, respectively	475	359
Additional paid-in-capital	268,026	263,858
Treasury stock – 76,000 shares at cost in 2009 and 2008	(751)	(751)
Accumulated other comprehensive loss	(31,708)	(29,672)
Accumulated deficiency	(408,064)	(307,609)
Total stockholders’ deficiency	(172,022)	(73,815)
TOTAL	$663,362	$808,550

See notes to unaudited condensed consolidated financial statements.

ACCURIDE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands except per share data)	2009	2008	2009	2008

NET SALES	$145,209	$239,487	$423,991	$722,616
COST OF GOODS SOLD	143,335	227,599	431,098	677,109
GROSS PROFIT (LOSS)	1,874	11,888	(7,107)	45,507
OPERATING EXPENSES:
Selling, general and administrative	22,372	14,807	47,086	41,222
Impairment of goodwill and other intangibles	—	212,220	—	212,220
LOSS FROM OPERATIONS	(20,498)	(215,139)	(54,193)	(207,935)
OTHER INCOME (EXPENSE):
Interest income	254	304	717	1,029
Interest expense	(18,385)	(11,930)	(47,742)	(36,853)
Loss on extinguishment of debt	—	—	(5,389)	—
Other income (loss), net	3,231	(456)	5,585	(577)
LOSS BEFORE INCOME TAXES	(35,398)	(227,221)	(101,022)	(244,336)
INCOME TAX BENEFIT	(2,069)	(26,042)	(567)	(34,791)
NET LOSS	$(33,329)	$(201,179)	$(100,455)	$(209,545)

Weighted average common shares outstanding—basic	36,368	35,498	36,197	35,447

Basic loss per share	$(0.92)	$(5.67)	$(2.78)	$(5.91)

Weighted average common shares outstanding—diluted	36,368	35,498	36,197	35,447

Diluted loss per share	$(0.92)	$(5.67)	$(2.78)	$(5.91)

See notes to unaudited condensed consolidated financial statements.

ACCURIDE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(In thousands)	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(100,455)	$(209,545)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and impairment	34,580	30,412
Amortization – deferred financing costs	3,340	925
Amortization – other intangible assets	3,690	4,133
Loss on extinguishment of debt	5,389	—
Loss on disposal of assets	57	429
Provision for deferred income taxes	(136)	(34,927)
Non-cash stock-based compensation	249	2,185
Loss on sale of marketable securities	1,100	—
Impairments of investments	—	2,896
Impairments of goodwill and other intangibles	—	212,220
Change in warrant liability	(608)	—
Paid-in-kind interest	6,519	—
Changes in certain assets and liabilities:
Receivables	1,427	(34,218)
Inventories and supplies	22,464	6,052
Prepaid expenses and other assets	(5,921)	(8,956)
Accounts payable	(26,910)	10,958
Accrued and other liabilities	1,688	(9,471)
Net cash used in operating activities	(53,527)	(26,907)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(16,122)	(24,862)
Purchase of marketable securities	—	(5,000)
Sale of marketable securities	3,900	—
Other	213	(827)
Net cash used in investing activities	(12,009)	(30,689)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in revolving credit advance	30,626	—
Decrease in revolving credit advance	(53,000)	—
Credit facility amendment fees	(10,797)	—
Other	48	(934)
Net cash used in financing activities	(33,123)	(934)
DECREASE IN CASH AND CASH EQUIVALENTS	(98,659)	(58,530)
CASH AND CASH EQUIVALENTS—Beginning of period	123,676	90,935
CASH AND CASH EQUIVALENTS—End of period	$25,017	$32,405

Supplemental cash flow information:
Cash paid for interest	$32,660	$39,205
Cash paid for income taxes	$802	$2,298
Non-cash transactions:
Purchases of property, plant, and equipment in accounts payable	$621	$1,964
Issuance of warrants	$4,655	—
Exercise of warrants	$3,985	—

See notes to unaudited condensed consolidated financial statements.

ACCURIDE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AS OF SEPTEMBER 30, 2009 AND DECEMBER 31, 2008 AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

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

The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009.  The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto disclosed in Accuride’s Annual Report on Form 10-K for the year ended December 31, 2008.

Subsequent events have been evaluated for potential recognition and disclosure through November 16, 2009, the date that these financial statements are filed with the Securities and Exchange Commission.  See Note 12, Subsequent Events.

Bankruptcy Filing – On October 8, 2009, The Company and its United States (“U.S.”) subsidiaries (the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”).  The Debtors’ Chapter 11 cases are being jointly-administered under Case No. 09-13449.  The Debtors will continue to operate their businesses as “debtors-in-possession” under the supervision of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.  The Company’s Mexico and Canada subsidiaries were not included in the filings and will continue their business operations without supervision from the Bankruptcy Court and will not be subject to the requirements of the Bankruptcy Code.  See Note 12, Subsequent Events.

Accounting Standards Codification (“ASC”) 852 Reorganizations (“ASC 852”), which is applicable to companies in Chapter 11, generally does not change the manner in which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the filing of the Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statements of operations beginning in the quarter ending December 31, 2009. The balance sheet must distinguish prepetition liabilities subject to compromise from both those prepetition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. In addition, cash provided by reorganization items must be disclosed separately in the statements of cash flows. The Company adopted ASC 852 effective on October 8, 2009 and will segregate those items as outlined above for all reporting periods subsequent to such date. The Debtors are currently operating pursuant to Chapter 11 under the Bankruptcy Code and continuation of the Company as a going-concern is contingent upon, among other things, the Debtors’ ability (i) to comply with the terms and conditions of the DIP financing agreement described in Note 12; (ii) to develop a plan of reorganization and obtain confirmation under the Bankruptcy Code; (iii) to reduce unsustainable debt and other liabilities and simplify our complex and restrictive capital structure through the bankruptcy process; (iv) to return to profitability; (v) to generate sufficient cash flow from operations; and (vi) to obtain financing sources to meet our future obligations. These matters create uncertainty relating to our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of assets or liabilities that might result from the outcome of these uncertainties. In addition, any plan of reorganization could materially change amounts reported in our condensed consolidated financial statements, which do not give effect to any adjustments of the carrying value of assets and liabilities

Fees related to the evaluation of alternatives for addressing the failure to comply with certain financial covenants under our Credit Agreement were recognized as a component of Operating Expenses.

Management’s Estimates and Assumptions – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Derivative Financial Instruments – We use derivative financial instruments as part of our overall risk management strategy as further described under Item 7A of our 2008 Annual Report on Form 10-K.  The derivative instruments used from time to time include interest rate and foreign exchange instruments.  All derivative instruments are recognized on the balance sheet at their estimated fair values. As of September 30, 2009, there were no derivatives that were designated as hedges for financial reporting purposes.

Interest Rate Instruments – We use interest rate swap agreements as a means of fixing the interest rate on portions of our floating-rate debt.  As of September 30, 2009 we had one interest rate swap agreement outstanding, which was established in December 2007.  Pursuant to the terms of the interest rate swap agreement, we exchange with the counterparty, at specified intervals, the difference between 3.81% from March 2009 through March 2010, and the variable rate interest amounts calculated by reference to the notional principal amount. The notional principal amount under the terms is $125 million from September 2009 through March 2010.

Gains and losses included as a component of interest expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Realized Loss	$(1,190)	$(555)	$(3,044)	$(754)
Unrealized Gain (Loss)	$906	$(435)	$2,287	$(1,617)

Foreign Exchange Instruments – We use foreign currency forward contracts and option contracts to limit foreign exchange risk on anticipated but not yet committed transactions expected to be denominated in Canadian dollars. As of September 30, 2009, the notional amount of open foreign exchange forward contracts was $4.7 million.

Gains and losses included as a component of other income (expense) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Realized Gain (Loss)	$748	$(61)	$1,498	$175
Unrealized Gain (Loss)	$(58)	$(164)	$104	$(164)

Commodity Price Instruments – We use commodity price swap contracts to limit exposure to changes in certain raw material prices. Commodity price instruments, which do not meet the normal purchase exception, are not designated as hedges for financial reporting purposes and, accordingly, are carried in the financial statements at fair value, with realized and unrealized gains and losses reflected in current period earnings as a component of “Cost of goods sold.” At September 30, 2009, we had no open commodity price swaps or futures contracts.

Gains and losses included as a component of cost of goods sold are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Realized Gain (Loss)	$—	$(562)	$—	$1,072
Unrealized Loss	$—	$(1,156)	$—	$(704)

Earnings Per Common Share — Basic and diluted earnings per common share were computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands except per share data)	2009	2008	2009	2008
Numerator:
Net loss	(33,329)	$(201,179)	$(100,455)	$(209,545)
Denominator:
Weighted average shares outstanding – Basic	36,368	35,498	36,197	35,447
Effect of dilutive stock options	—	—	—	—
Weighted average shares outstanding – Diluted	36,368	35,498	36,197	35,447
Basic loss per common share	$(0.92)	$(5.67)	$(2.78)	$(5.91)
Diluted loss per common share	$(0.92)	$(5.67)	$(2.78)	$(5.91)

As of September 30, 2009, there were 544,738 stock options, 1,117,113 stock appreciation rights, and a warrant exercisable for 238,728 shares that were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.

Stock-Based Compensation –As of September 30, 2009, there was approximately $1.3 million of unrecognized pre-tax compensation expense related to share-based awards not yet vested that will be recognized over a weighted-average period of 1.4 years.

Expense was recognized for share-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Share-based compensation expense recognized	$125	$475	$249	$2,185

Income Tax –Under ASC 270-10 and 740-270, Interim Financial Reporting, we compute on a quarterly basis an estimated annual effective tax rate considering ordinary income and related income tax expense. Ordinary income refers to income (loss) before income tax expense excluding significant, unusual, or infrequently occurring items. The tax effect of an unusual or infrequently occurring item is recorded in the interim period in which it occurs. To the extent the Company cannot reliably estimate annual projected taxes for a taxing jurisdiction, taxes on ordinary income for such a jurisdiction are reported in the period in which they are incurred, which is the case for our domestic tax jurisdictions. Other items included in income tax expense in the periods in which they occur include the cumulative effect of changes in tax laws or rates, foreign exchange gains and losses, adjustments to uncertain tax positions, and adjustments to our valuation allowance due to changes in judgment in the realizability of deferred tax assets in future years.

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

Recent Accounting Adoptions

ASC 805 – In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), Business Combinations, which replaces SFAS No. 141, Business Combinations. SFAS No. 141(R) requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value. SFAS No. 141(R) also requires transaction costs related to the business combination to be expensed as incurred. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We adopted SFAS No. 141(R) on January 1, 2009 and it had no material impact on our consolidated financial statements.

ASC 810-10 – In December 2007, the FASB issued the Noncontrolling Interests in Consolidated Financial Statements topic in the FASB Accounting Standards Codification. Noncontrolling Interests in Consolidated Financial Statements requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. Its intention is to eliminate the diversity in practice regarding the accounting for transactions between an entity and noncontrolling interests. Noncontrolling Interests in Consolidated Financial Statements applies to fiscal years and interim periods beginning on or after December 15, 2008.  We adopted Noncontrolling Interests in Consolidated Financial Statements topic on January 1, 2009 and it had no material impact on our consolidated financial statements.

ASC 815-10 – In March 2008, the FASB issued Disclosures about Derivative Instruments and Hedging Activities in the FASB Accounting Standards Codification.  Disclosures about Derivative Instruments and Hedging Activities amends and expands the disclosure requirements to provide a better understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and their effect on an entity’s financial position, financial performance, and cash flows.  Disclosures about Derivative Instruments and Hedging Activities is effective for fiscal years and interim periods beginning after November 15, 2008.  We adopted Disclosures about Derivative Instruments and Hedging Activities topic on January 1, 2009 and it had no material impact on our consolidated financial statements.

ASC 855-10 - We adopted Subsequent Events topic in the FASB Accounting Standard Codification for the Quarterly Report for the period ended June 30, 2009.  Subsequent Events establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, which are referred to as subsequent events. The statement clarifies existing guidance on subsequent events, including a requirement that a public entity should evaluate subsequent events through the issue date of the financial statements, the determination of when the effects of subsequent events should be recognized in the financial statement and disclosures regarding all subsequent events.  Adoption of the Subsequent Events topic did not have a material affect on our condensed consolidated financial statements.

ASC 820 - In April 2009, the Financial Accounting Standards Board (FASB) issued accounting guidance on interim disclosures about fair value of financial instruments.  This guidance amends previous guidance to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This guidance also amends previous guidance to require disclosures in summarized financial information at interim reporting periods.  This guidance was effective for interim reporting periods ending after June 15, 2009.  The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

ASC 105-10 - In June 2009, the FASB issued ASC topic 105 (formerly Statement of Financial Standards (SFAS) No. 168, The Hierarchy of Generally Accepted Accounting Principles). ASC 105 contains guidance which reduces the U.S. GAAP hierarchy to two levels, one that is authoritative and one that is not. This pronouncement became effective September 15, 2009. The adoption of this pronouncement did not have a material impact on our consolidated financial statements.

New Accounting Pronouncements

ASC 820-10 – In February 2008, the FASB issued the Effective Date of FASB Statement No. 157 topic in the FASB Accounting Standards Codification, which delayed the effective date of fair value measurements for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2009, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  Management is currently evaluating the impact of the topic on our consolidated financial statements.

ASC 715-20 – In March 2008, the FASB issued the Employers’ Disclosures about Postretirement Benefit Plan Assets topic in the FASB Accounting Standards Codification.  The statement requires disclosures of the objectives of postretirement benefit plan assets, investment policies and strategies, categories of plan assets, fair value measurements of plan assets, and significant concentrations of risk.  Disclosures about Postretirement Benefit Plan Assets is effective for fiscal years and interim periods beginning after December 15, 2009.  The adoption of the Disclosures about Postretirement Benefit Plan Assets is expected to increase our disclosures, but it is not expected to have an impact on our consolidated financial statements.

ASC 810 – In June 2009, the FASB finalized SFAS No. 167, Amending FASB interpretation No. 46(R), which was later superseded by the FASB Codification and included in ASC topic 810. The provisions of ASC 810 provide guidance in determining whether an enterprise has a controlling financial interest in a variable interest entity. This determination identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance, and the obligation to absorb losses or the right to receive benefits of the entity that could potentially be significant to the variable interest entity. This pronouncement also requires ongoing reassessments of whether an enterprise is the primary beneficiary and eliminates the quantitative approach previously required for determining the primary beneficiary. New provisions of this pronouncement are effective January 1, 2010. The Company is currently evaluating the impact of adopting this pronouncement.

Note 2 – Restructuring

During 2008, in response to the slow commercial vehicle market and the decline in sales, management undertook a review of current operations that led to a comprehensive restructuring plan. On September 22, 2008, we approved a restructuring plan to more appropriately align our workforce in response to the relatively slow commercial vehicle market.  On December 15, 2008, we announced additional actions in regards to the restructuring plan that focused on the consolidation of several of our facilities. During 2008, we recognized restructuring expenses of $12.4 million in accordance with ASC 420-10, Accounting for Costs Associated with Exit or Disposal Activities.

Costs incurred in 2009 are shown below by reportable segment:

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009

Wheels
Employee severance costs	$—	$643
Lease and other contractual commitments	—	141
Subtotal	—	784

Components
Employee severance costs	88	130
Lease and other contractual commitments	—	3,219
Subtotal	88	3,349

Corporate
Employee severance costs	54	967
Subtotal	54	967

Total	$142	$5,100

The following is a reconciliation of the beginning and ending restructuring reserve balances for the nine-month period ended September 30, 2009:

	Employee Severance Costs	Lease and Other Contractual Costs	Total
Balance December 31, 2008	$4,281	$—	$4,281
Costs incurred and charged to operating expenses	967	—	967
Costs incurred and charged to cost of goods sold	773	3,360	4,133
Costs paid or otherwise settled	(4,771)	(207)	(4,978)
Balance at September 30, 2009	$1,250	$3,153	$4,403

Of the remaining severance liability, $1,048 will be paid during 2009 with the remainder of $202 paid in 2010.  Due to the filing of voluntary petitions for relief under Chapter 11 of the Bankruptcy Code, the amount of cash outflows related to the remaining lease liabilities has not been determined.

Note 3 - Inventories

Inventories are stated at the lower of cost or market.  We review inventory on hand and write down excess and obsolete inventory based on our assessment of future demand and historical experience.  The components of inventory on a FIFO basis are as follows:

	September 30, 2009	December 31, 2008
Raw materials	$15,299	$22,839
Work in process	19,572	21,930
Finished manufactured goods	23,064	34,036
Total inventories, net	$57,935	$78,805

Note 4 - Goodwill and Other Intangible Assets

Under ASC 350, Goodwill and Other Intangible Assets, we are required to assess goodwill and any indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred.  The analysis of potential impairment of goodwill requires a two-step approach.  The first step is the estimation of fair value of each reporting unit.  If step one indicates that impairment potentially exists, the second step is performed to measure the amount of impairment, if any.  Goodwill impairment exists when the implied fair value is less than its carrying value.

As disclosed in Note 6 to the December 31, 2008 consolidated financial statements, the 2009 production forecasts published by ACT

Publications for the significant commercial vehicle markets we serve were 145,000 for North American Class 8 Vehicles, 131,000 North American Class 5-7 Vehicles and 86,000 for U.S. Trailers.  After December 31, 2008 actual build rates and projected 2009 build rates declined, coupled with a softening in the aftermarket.  Our estimation of fair values during 2008 using an income approach for both goodwill and tradenames employed significant discount rate premiums to account for the risk associated with the potentially volatile projected cash flows and uncertainty in the economy.  The deterioration in the build rates subsequent to December 31, 2008 was not an indicator of impairment for goodwill or the tradenames as the lower build rates were within the range of what we considered possible and had contemplated in our 2008 impairment analysis. Therefore, we have qualitatively conclude that each operating segment would continue to pass the step one test and that the remaining tradename intangible assets of $10.4 million would not be impaired during the nine months ended September 30, 2009.

The carrying amount of goodwill as of September 30, 2009 by reportable segment, are as follows:

	Wheels	Components	Other	Corporate	Total
Balance as of September 30, 2009	$123,199	$—	$4,275	$—	$127,474

The changes in the carrying amount of other intangible assets for the nine months ended September 30, 2009 by reportable segment, are as follows:

	Wheels	Components	Other	Corporate	Total
Balance as of December 31, 2008	$—	$90,727	$6,195	$560	$97,482
Amortization	—	(3,262)	(288)	(140)	(3,690)
Balance as of September 30, 2009	$—	$87,465	$5,907	$420	$93,792

The summary of goodwill and other intangible assets is as follows:

	Weighted	As of September 30, 2009			As of December 31, 2008
	Average Useful Lives	Gross Amount	Accumulated Amortization & Impairment	Carrying Amount	Gross Amount	Accumulated Amortization & Impairment	Carrying Amount
Goodwill	—	$378,804	$251,330	$127,474	$378,804	$251,330	$127,474
Other intangible assets:
Non-compete agreements	3.0	$3,160	$2,740	$420	$3,160	$2,599	$561
Trade names	—	38,080	27,650	10,430	38,080	27,650	10,430
Technology	14.7	33,540	10,704	22,836	33,540	8,989	24,551
Customer relationships	29.6	71,500	11,394	60,106	71,500	9,560	61,940
	24.2	$146,280	$52,488	$93,792	$146,280	$48,798	$97,482

We estimate that aggregate amortization expense for our other intangible assets by year as follows:

2009	$4,923
2010	$4,923
2011	$4,922
2012	$4,736
2013	$4,736

Note 5 - Comprehensive loss

Comprehensive loss for the three and nine months ended September 30 is summarized as follows:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2009	2008	2009	2008
Net loss	$(33,329)	$(201,179)	$(100,455)	$(209,545)
Other comprehensive income (net of tax)
Foreign currency translation impact on pension liabilities	(1,347)	636	(2,036)	1,037
Total comprehensive income (loss)	$(34,676)	$(200,543)	$(102,491)	$(208,508)

Included in accumulated other comprehensive loss is the impact of pension liability fluctuations in the Canadian dollar to U.S. dollar exchange rate related to our Canadian pension plans.

Note 6 - Pension and Other Postretirement Benefit Plans

Components of Net Periodic Benefit Cost for the three and nine months ended September 30:

	For The Three Months Ended September 30,				For The Nine Months Ended September 30,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	2009	2008	2009	2008	2009	2008	2009	2008
Service cost-benefits earned during the year	$390	$813	$83	$131	$1,135	$2,527	$238	$443
Interest cost on projected benefit obligation	2,962	2,882	937	911	8,677	8,677	2,764	2,833
Expected return on plan assets	(3,238)	(3,749)	—	—	(9,215)	(11,262)	—	—
Amortization of net transition (asset)/obligation	4	4	—	—	10	12	—	—
Amortization of prior service cost (benefit)	96	103	(393)	(385)	267	307	(1,179)	(1,055)
Amortization of (gain)/loss	597	477	(123)	(134)	1,684	1,417	(379)	(401)
Net amount charged to income	$811	$530	$504	$523	$2,558	$1,678	$1,444	$1,820
Curtailment charge	575	2	23	—	575	2	23	—
Contractual termination benefits charge	2,376	1,134	—	—	2,376	1,134	—	—
Total amount charged to income	$3,762	$1,666	$527	$523	$5,509	$2,814	$1,467	$1,820

During the three months ended September 30, 2009 and 2008, we recorded pre-tax curtailment losses of $3.0 million and $1.1 million, respectively,  related to reductions of our workforce in our London, Ontario, facility.

Also during the nine months ended September 30, 2008, we recorded $7.4 million of severance costs related to the reduction-in-force.  Cash paid for the 2008 reduction-in-force during the nine months ended September 30, 2008, totaled $1.0 million.

As of September 30, 2009, $6.9 million has been contributed to our sponsored pension plans.  We presently anticipate contributing an additional $3.4 million to fund our pension plans in 2009 for a total of $10.3 million.

Note 7 – Contingencies

We are from time to time involved in various legal proceedings of a character normally incident to our business. We do not believe that the outcome of these proceedings will have a material adverse effect on our consolidated financial condition or results of our operations.

As of September 30, 2009, we had an environmental reserve of approximately $1.5 million, related primarily to our foundry operations. This reserve is based on current cost estimates and does not reduce estimated expenditures to net present value, but does take into account the benefit of a contractual indemnity given to us by a prior owner of our wheel-end subsidiary. The failure for the indemnitor to fulfill its obligations could result in future costs that may be material. Any cash expenditures required by us or our subsidiaries to comply with applicable environmental laws and/or to pay for any remediation efforts will not be reduced or otherwise affected by the existence of the environmental reserve. We currently anticipate spending approximately $0.2 million per year in 2009 through 2012 for monitoring the various environmental sites associated with the environmental reserve, including attorney and consultant costs for strategic planning and negotiations with regulators and other potentially responsible parties, and payment of remedial investigation costs. Based on all of the information presently available to us, we believe that our environmental reserves will be adequate to cover the future costs related to the sites associated with the environmental reserves, and that any additional costs will not have a material adverse effect on our financial condition, results of operations or cash flows. However, the discovery of additional sites, the modification of existing or promulgation of new laws or regulations, more vigorous enforcement by regulators, the imposition of joint and several liability under CERCLA or analogous state laws, or other unanticipated events could also result in such a material adverse effect.

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

As of September 30, 2009, we had approximately 2,320 employees, of which 619 were salaried employees with the remainder paid hourly. Unions represent approximately 1,150 of our employees, or 50% of the total. Each of our unionized facilities has a separate contract with the union that represents the workers employed at such facility. The union contracts expire at various times over the next few years with the exception of our union contract that covers the hourly employees at our Monterrey, Mexico, facility, which expires on an annual basis in January unless otherwise renewed. The 2009 negotiations in Monterrey were successfully completed prior to the expiration of our union contract.  The only contract expiring during the remainder of 2009 is our facility at Cuyahoga Falls.  Based on the consolidation of the Cuyahoga Falls operations into our Erie plant, we have ceased operations performed by the collective bargaining unit at the Cuyahoga Falls facility and do not anticipate negotiating for a new contract at that location.  To date in 2009, we have successfully completed negotiations for new collective bargaining agreements at our London and Brillion facilities as well as an extension of the agreement at our Elkhart Plant 2 facility.  We do not anticipate any additional 2009 negotiations, including any that would have a material adverse effect on our operating performance or costs.

Note 8 – Financial Instruments

We have determined the estimated fair value amounts of financial instruments using available market information and other appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value.  ASC 820-10, Fair Value Measurements, establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and our own assumptions (unobservable inputs).  Determining which category an asset or liability falls within the hierarchy requires significant judgment.  We evaluate our hierarchy disclosures each quarter.

The hierarchy consists of three levels:

Level 1	Quoted market prices in active markets for identical assets or liabilities;
Level 2	Inputs other than Level 1 inputs that are either directly or indirectly observable; and
Level 3	Unobservable inputs developed using estimates and assumptions developed by us, which reflect those that a market participant would use.

The carrying amounts of cash and cash equivalents, trade receivables, and accounts payable approximate fair value because of the relatively short maturity of these instruments.  The carrying amounts and related estimated fair values for our remaining financial instruments as of September 30, 2009 are as follows:

	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3

Assets
Foreign exchange forward contracts	$947		$947

Liabilities
Interest rate swap contracts	2,185		2,185
Common stock warrant	62			$62
Total debt	631,693		507,692

Fair values relating to derivative financial instruments reflect the estimated amounts that we would receive or pay to terminate the contracts at the reporting date based on quoted market prices of comparable contracts as of the balance sheet date. The fair value of our debt has been determined on the basis of the specific securities issued and outstanding. All of our debt instruments have variable interest rates except for the senior subordinated notes, which have a fixed interest rate of 8.50%.  The fair value of the common stock warrant has been calculated using a Black-Scholes valuation model.

Our Level 3 financial instruments consist of municipal bonds with an auction reset feature (“auction rate securities”) and warrants for our common stock.  The bonds’ underlying assets are generally student loans which are substantially backed by the federal government. During the quarter ending September 30, 2009 we entered into and executed an agreement in which we sold our auction rate securities.

On September 28, 2009, Sun Capital exercised 98 percent of the outstanding warrants for our common stock on a cashless basis.  We issued approximately 11.4 million shares of common stock to Sun Capital.  As of September 30, 2009, a liability of $62 has been recorded to reflect the fair value of the remaining warrant exercisable for 0.5 percent of our fully-diluted common stock.

The following table summarizes changes in fair value of our Level 3 assets and liabilities as of September 30, 2009:

	Marketable Securities	Common Stock Warrant
Balance at December 31, 2008	$5,000	$—
Purchase (issuance) of securities	—	(4,655)
Unrealized gain (loss) recognized	—	608
Realized loss	(1,100)	—
Net settlements	(3,900)	3,985
Balance at September 30, 2009	$—	$(62)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net Sales
Wheels	$63,504	$96,178	$174,609	$305,342
Components	75,412	131,937	222,535	380,055
Other	6,293	11,372	26,847	37,219
Consolidated Total	$145,209	$239,487	$423,991	$722,616

Operating Income (Loss)
Wheels	$2,514	$8,234	$5,388	$40,779
Components	(4,850)	(206,663)	(28,395)	(218,322)
Other	391	(6,346)	3,636	(1,386)
Corporate	(18,553)	(10,364)	(34,822)	(29,006)
Consolidated Total	$(20,498)	$(215,139)	$(54,193)	$(207,935)

	As of
	September 30, 2009	December 31, 2008
Total assets:
Wheels	$278,471	$191,435
Components	249,674	285,966
Other	32,060	38,064
Corporate	103,157	293,085
Consolidated total	$663,362	$808,550

Note 10 - Debt

Debt at September 30, 2009, and December 31, 2008, consisted of the following:

	September 30, 2009	December 31, 2008
Term Facility – Non-related Parties	$224,559	$294,625
Term Facility – Related Party	76,585	—
Senior Subordinated Notes	275,000	275,000
Revolving Credit Facility	56,070	78,444
Industrial Revenue Bond	3,100	3,100
Term Facility Discount	(3,621)	—
Total	$631,693	$651,169

On February 4, 2009, we amended (the “Second Amendment”) our Term Facility and Revolving Credit Facility (as defined below) under our Fourth Amended and Restated Credit Agreement, dated January 31, 2005 among Accuride, Accuride Canada, Inc., Citicorp USA, Inc., as administrative agent, and other lender parties thereto (as amended, the “Credit Agreement”).  On February 4, 2009, we also completed a transaction (the “Sun Capital Transaction”) with an affiliate of Sun Capital Securities Group (“Sun Capital”), which currently holds approximately $70.1 million principal amount of Last-Out Loans along with approximately $6.5 million of interest accrued as payable-in-kind.  As of September 30, 2009, fees paid associated with the Second Amendment were $10.8 million.

In connection with the modification of the Last-Out Loans and pursuant to a Last-Out Debt Agreement, we issued a warrant (the “Warrant”) to Sun Capital exercisable for 25 percent of our fully-diluted common stock at an exercise price of $0.01 per share.  The grant date fair value of the warrant of $4,655 was recorded as a liability and a discount to our long-term debt and will be amortized over the life of our Term Facility, which matures on January 31, 2012.  On September 28, 2009, Sun Capital exercised a portion of the Warrant for 24.5 percent of our fully-diluted common stock on a cashless basis.  We issued approximately 11.4 million shares of common stock to Sun Capital. As of September 30, 2009, a liability of $62 has been recorded to reflect the fair value of the remaining Warrant exercisable for 0.5 percent of our fully-diluted common stock.

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

Due to the operating results as of and for the three and six month periods ended June 30, 2009, we entered into a series of temporary waiver agreements (the “temporary waivers”) with respect to our Credit Agreement among the Company, Accuride Canada, Inc., the lender party hereto, the administrative agent for the lenders, and the other agents party thereto.  The temporary waiver agreements were entered into on July 8, 2009, August 14, 2009, September 15, 2009, and September 30, 2009, respectively.

Pursuant to the terms of the temporary waivers, the lenders agreed to waive our compliance with the following financial covenants under the Credit Agreement for the fiscal quarter ended June 30, 2009 and for the duration of the temporary waiver periods: (i) the Senior Secured Leverage Ratio set forth in Section 5.04(a), (ii) the Interest Coverage Ratio set forth in Section 5.04(c) and (iii) the Fixed Charge Coverage Ratio set forth in Section 5.04(d).  The Company’s failure to comply with any of these covenants would be an immediate event of default under the Credit Agreement (each default a “Potential Default”).  The temporary waiver periods terminated on October 8, 2009.

Under the temporary waivers: (i) interest on advances and all outstanding obligations under the Credit Agreement accrue at an annual rate of 2.0% plus the otherwise applicable rate during the temporary waiver periods, (ii) the Company and its subsidiaries were required to comply with certain restrictions on incurring additional debt, making investments and selling assets and (iii) the Company was required to comply with a minimum liquidity requirement.  Contemporaneously with the Second Temporary Waiver Agreement, Citicorp USA, Inc. resigned as administrative agent and the lenders appointed Deutsche Bank Trust Company Americas to serve as administrative agent.

Under U.S. GAAP, under an event of default of financial covenants associated with debt agreements, all amounts outstanding shall be classified within current liabilities on the balance sheet.  Although the Company obtained the temporary waivers and forbearance agreements, the Company has classified all outstanding amounts under its Fourth Amended and Restated Credit Agreement and, due to cross-acceleration provisions, its senior subordinated notes as current liabilities as of September 30, 2009.

The Board appointed a special committee of independent directors to identify and, with the input of management and our financial advisors, evaluate alternatives to recommend an appropriate course of action to the full Board.  As of September 30, 2009, we were negotiating restructuring alternatives with both our senior and subordinated lenders, such as additional amendments or waivers, the sale of non-core assets, and/or alternative debt structures, such as debt for debt or debt for equity agreements.

To maintain compliance with the temporary waivers, the Company did not pay the approximately $11.7 million of interest due August 3, 2009, to the holders of its 8 ½ percent Senior Subordinated Notes due 2015 (Notes) and used the 30-day grace period provided in the Note indenture to continue discussions regarding a capital restructuring with its lenders.  Under the indenture, the failure to make this interest payment did not constitute an event of default that permitted acceleration of the Notes until the expiration of the 30-day grace period.  Due to the non-payment of interest on the Notes, the Company entered into Forbearance Agreements with certain Noteholders on August 31, 2009, and September 30, 2009, respectively.

On October 8, 2009, Accuride Corporation (the “Company”) and its domestic subsidiaries (together with the Company, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware.  The filing of the voluntary petition constitutes an event of default under the terms of our Credit Agreement and Senior Subordinated Notes indenture.  See Note 12.

Note 11 – Guarantor and Non-guarantor Financial Statements

Our 8½% Senior Subordinated Notes due 2015 are fully and unconditionally guaranteed, on a joint and several basis, by substantially all of our 100% owned domestic subsidiaries (“Guarantor Subsidiaries”). The non-guarantor subsidiaries are our foreign subsidiaries. The following condensed financial information illustrates the composition of the combined Guarantor Subsidiaries:

CONDENSED CONSOLIDATED BALANCE SHEET

	September 30, 2009
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
ASSETS
Cash and cash equivalents	$18,050	$(516)	$7,483	—	$25,017
Accounts receivable, net	34,002	183,754	6,036	$(147,000)	76,792
Inventories and supplies	21,473	47,652	6,287	(570)	74,842
Other current assets	5,817	3,223	16,298	(14,175)	11,163
Total current assets	79,342	234,113	36,104	(161,745)	187,814
Property, plant, and equipment, net	37,115	159,041	41,759	—	237,915
Goodwill	66,973	52,460	8,041	—	127,474
Intangible assets, net	420	93,372	—	—	93,792
Investment in subsidiaries and affiliates	296,913	—	—	(296,913)	—
Other non-current assets	8,899	1,510	5,958	—	16,367
TOTAL	$489,662	$540,496	$91,862	$(458,658)	$663,362
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$5,413	$23,863	$3,257	—	$32,533
Accrued payroll and compensation	1,959	9,018	6,200	—	17,177
Accrued interest payable	18,114	9	371	—	18,494
Debt	606,593	3,100	22,000	—	631,693
Accrued and other liabilities	6,407	277,430	2,113	$(258,902)	27,048
Total current liabilities	638,486	313,420	33,941	(258,902)	726,945
Deferred and non-current income taxes	3,771	16,061	152	—	19,984
Other non-current liabilities	19,427	58,058	10,970	—	88,455
Stockholders’ equity (deficiency)	(172,022)	152,957	46,799	(199,756)	(172,022)
TOTAL	$489,662	$540,496	$91,862	$(458,658)	$663,362

	December 31, 2008
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
ASSETS
Cash	$95,630	$(1,633)	$29,679	—	$123,676
Accounts receivable, net	21,244	202,230	4,416	$(149,671)	78,219
Inventories and supplies	21,278	64,506	12,056	(534)	97,306
Other current assets	2,449	3,465	2,644	—	8,558
Total current assets	140,601	268,568	48,795	(150,205)	307,759
Property, plant, and equipment, net	39,365	173,255	46,018	—	258,638
Goodwill	66,973	52,460	8,041	—	127,474
Intangible assets, net	560	96,922	—	—	97,482
Investment in affiliates	343,655	—	—	(343,655)	—
Deferred tax assets	—	—	—	—	—
Other non-current assets	10,593	1,472	5,132	—	17,197
TOTAL	$601,747	$592,677	$107,986	$(493,860)	$808,550
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$10,523	$45,172	$8,242	—	63,937
Accrued payroll and compensation	2,380	11,349	5,922	—	19,651
Accrued interest payable	12,128	9	368	—	12,505
Accrued and other liabilities	9,101	279,329	5,082	(263,987)	29,525
Total current liabilities30	34,132	335,859	19,614	(263,987)	125,618
Long term debt, net	618,069	3,100	30,000	—	651,169
Deferred and long-term income taxes	6,997	13,248	1,024	—	21,269
Other non-current liabilities	16,364	57,422	10,523	—	84,309
Stockholders’ equity (deficiency)	(73,815)	183,048	46,825	$(229,873)	(73,815)
TOTAL	$601,747	$592,677	$107,986	$(493,860)	$808,550

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2009
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$73,645	$74,675	$27,213	$(30,324)	$145,209
Cost of goods sold	69,926	77,909	25,824	(30,324)	143,335
Gross profit (loss)	3,719	(3,234)	1,389	—	1,874
Operating expenses	19,128	3,118	126	—	22,372
Income (loss) from operations	(15,409)	(6,352)	1,263	—	(20,498)
Other income (expense):
Interest expense, net	(17,624)	(40)	(467)	—	(18,131)
Equity in earnings (losses) of subsidiaries	(3,654)	—	—	3,654	—
Other income (expense), net	(153)	67	3,317	—	3,231
Income (loss) before income taxes	(36,840)	(6,325)	4,113	3,654	(35,398)
Income tax provision (benefit)	(3,511)	—	1,442	—	(2,069)
Net income (loss)	$(33,329)	$(6,325)	$2,671	$3,654	$(33,329)

	Three Months Ended September 30, 2008
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$64,991	$174,354	$33,504	$(33,362)	$239,487
Cost of goods sold	58,297	171,347	31,317	(33,362)	227,599
Gross profit	6,694	3,007	2,187	—	11,888
Operating expenses	11,787	215,051	189	—	227,027
Income (loss) from operations	(5,093)	(212,044)	1,998	—	(215,139)
Other income (expense):
Interest income (expense), net	(9,841)	7	(1,792)	—	(11,626)
Equity in earnings of subsidiaries	(212,563)	—	—	212,563	—
Other income (loss), net	250	56	(762)	—	(456)
Income (loss) before income taxes	(227,247)	(211,981)	(556)	212,563	(227,221)
Income tax provision (benefit)	(26,068)	—	26	—	(26,042)
Net income (loss)	$(201,179)	$(211,981)	$(582)	$212,563	$(201,179)

	Nine Months Ended September 30, 2009
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$206,503	$223,045	$68,288	$(73,845)	$423,991
Cost of goods sold	199,800	239,525	65,618	(73,845)	431,098
Gross profit (loss)	6,703	(16,480)	2,670	—	(7,107)
Operating expenses	37,440	9,180	466	—	47,086
Income (loss) from operations	(30,737)	(25,660)	2,204	—	(54,193)
Other income (expense):
Interest expense, net	(45,373)	(107)	(1,545)	—	(47,025)
Loss on extinguishment of debt	(5,389)	—	—	—	(5,389)
Equity in earnings of subsidiaries	(21,034)	—	—	21,034	—
Other income (expense), net	(413)	221	5,777	—	5,585
Income (loss) before income taxes	(102,946)	(25,546)	6,436	21,034	(101,022)
Income tax provision (benefit)	(2,491)	—	1,924	—	(567)
Net income (loss)	$(100,455)	$(25,546)	$4,512	$21,034	$(100,455)

	Nine Months Ended September 30, 2008
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$198,956	$513,464	$113,854	$(103,658)	$722,616
Cost of goods sold	170,757	504,553	105,457	(103,658)	677,109
Gross profit	28,199	8,911	8,397	—	45,507
Operating expenses	31,786	221,053	603	—	253,442
Income (loss) from operations	(3,587)	(212,142)	7,794	—	(207,935)
Other income (expense):
Interest expense, net	(30,537)	(43)	(5,244)	—	(35,824)
Equity in earnings of subsidiaries	(210,418)	—	—	210,418	—
Other income (loss), net	(89)	266	(754)	—	(577)
Income (loss) before income taxes	(244,631)	(211,919)	1,796	210,418	(244,336)
Income tax provision (benefit)	(35,086)	—	295	—	(34,791)
Net income (loss)	$(209,545)	$(211,919)	$1,501	$210,418	$(209,545)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2009
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(100,455)	$(25,546)	$4,512	$21,034	$(100,455)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	5,623	24,659	4,298	—	34,580
Amortization – deferred financing costs	3,319	2	19	—	3,340
Amortization – other intangible assets	140	3,550	—	—	3,690
Loss on extinguishment of debt	5,389	—	—	—	5,389
Deferred income taxes	(136)	—	—	—	(136)
Change in warrant liability	(608)	—	—	—	(608)
Paid-in-kind interest	6,519	—	—	—	6,519
Loss (gain) on disposal of assets	(477)	242	292	—	57
Equity in earnings of subsidiaries and affiliates	21,034	—	—	(21,034)	—
Non-cash stock-based compensation	249	—	—	—	249
Change in other operating items	10,436	6,398	(22,986)	—	(6,152)
Net cash provided by (used in) operating activities	(48,967)	9,305	(13,865)	—	(53,527)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(7,390)	(8,401)	(331)	—	(16,122)
Other	3,900	213	—	—	4,113
Net cash used in investing activities	(3,490)	(8,188)	(331)	—	(12,009)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in revolving credit advance	(35,000)	—	(8,000)	—	(43,000)
Other	9,877	—	—	—	9,877
Net cash used in financing activities	(25,123)	—	(8,000)	—	(33,123)

Increase (decrease) in cash and cash equivalents	(77,580)	1,117	(22,196)	—	(98,659)
Cash and cash equivalents, beginning of year	95,630	(1,633)	29,679	—	123,676
Cash and cash equivalents, end of period	$18,050	$(516)	$7,483	$—	$25,017

	Nine Months Ended September 30, 2008
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(209,545)	$(211,919)	$1,501	$210,418	$(209,545)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	5,658	19,923	4,831	—	30,412
Amortization – deferred financing costs	903	3	19	—	925
Amortization – other intangible assets	507	3,626	—	—	4,133
Loss on disposal of assets	50	211	168	—	429
Deferred income taxes	(35,577)	—	650	—	(34,927)
Equity in earnings of subsidiaries and affiliates	210,418	—	—	(210,418)	—
Non-cash stock-based compensation	2,185	—	—	—	2,185
Impairments of investments	2,896	—	—	—	2,896
Impairments of goodwill and other intangibles	—	212,220	—	—	212,220
Change in other operating items	(21,421)	(7,120)	(7,094)	—	(35,635)
Net cash provided by (used in) operating activities	(43,926)	16,944	75	—	(26,907)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(9,253)	(14,910)	(699)	—	(24,862)
Other	(6,097)	270	—	—	(5,827)
Net cash used in investing activities	(15,350)	(14,640)	(699)	—	(30,689)

CASH FLOWS FROM FINANCING ACTIVITIES:
Other	(934)	—	—	—	(934)
Net cash used in financing activities	(934)	—	—	—	(934)

Increase (decrease) in cash and cash equivalents	(60,210)	2,304	(624)	—	(58,530)
Cash and cash equivalents, beginning of year	85,940	(2,474)	7,469	—	90,935
Cash and cash equivalents, end of year	$25,730	$(170)	$6,845	$—	$32,405

Note 12 — Subsequent Events

On October 8, 2009, Accuride Corporation (the “Company”) and its domestic subsidiaries (together with the Company, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware.  The Debtors will continue to operate their businesses as debtors-in-possession under the jurisdiction of the bankruptcy court and in accordance with the applicable provisions of the Bankruptcy Code.  On the petition date, the Debtors filed several motions with the bankruptcy court, including a motion to have the Chapter 11 cases jointly administered.

Prior to making the Chapter 11 filings, on October 7, 2009, the Company entered into (i) a Restructuring Support Agreement with the holders of approximately 57% of the principal amount of the loans outstanding under the Company’s Fourth Amended and Restated Credit Agreement, dated as of January 31, 2005, as amended, among the Company, Accuride Canada Inc., the lenders party thereto, the administrative agent for the lenders, and the other agents party thereto (the “Credit Agreement”), (ii) a Restructuring Support Agreement with the beneficial holders of approximately 70% of the principal amount of the Company’s 8.5% Senior Subordinated Notes due 2015, issued pursuant to the Indenture dated January 31, 2005 between the Company, the guarantors named therein and the Bank of New York Trust Company, N.A. as trustee (the “Indenture”) and (iii) a Convertible Notes Commitment Agreement (together with the Restructuring Support Agreements, the “Restructuring Agreements”) with certain holders of the senior subordinated notes.  Pursuant to the Restructuring Agreements, the parties thereto have agreed to support a financial reorganization of the Debtors consistent with the terms and conditions set forth below and the senior lenders and noteholders have agreed to not transfer any claims except to a transferee who agrees to be bound by the applicable Restructuring Support Agreement.

Restructuring Transaction

The terms of the Restructuring Transaction include:

•                  The Credit Agreement will be amended to: (i) extend its maturity (except that of the “last-out” term loans described below) through June 30, 2013, (ii) amend the interest rate to LIBOR + 6.75% (with a LIBOR floor of 3.00%) and (iii) eliminate all financial covenants except minimum liquidity and minimum EBITDA covenants.

•                  The senior subordinated notes will be cancelled and the holders will receive 98% of the common stock of the reorganized Company, subject to dilution, including dilution for common stock issued upon conversion of the new convertible notes and new warrants issued pursuant to the Restructuring Transaction, as described below.

•                  The reorganized Company will complete a $140 million rights offering of new senior unsecured convertible notes to current noteholders.  The rights offering is fully backstopped by certain current noteholders.  The new notes will be convertible into 60% of the common stock of the reorganized Company.

•                  A portion of the proceeds from the rights offering will be used to fully pay down the “last-out” term loans currently outstanding under the Credit Agreement and held by an affiliate of Sun Capital Partners (“Sun Capital”) with the remainder to provide ongoing liquidity for Debtors’ businesses.

•                  The Company’s common stock will be cancelled and the holders will receive 2% of the common stock of the reorganized Company and warrants exercisable for up to 15% of the common stock of the reorganized Company, subject to dilution, including dilution for stock issued upon conversion of the new convertible notes.  The warrants provide the opportunity for additional recovery to the pre-petition equity holders in the event that the reorganized Company reaches certain equity value targets during the two years following the warrants’ issue.

•                  Unsecured trade creditors will be unimpaired and their claims will be paid in full.

The Restructuring Agreements contain customary terms, are subject to material conditions and may be terminated upon the occurrence of certain events, including if there is a material adverse change to the Company’s business, results of operations, property or financial condition.

Debtor-in-Possession Financing

In connection with the Chapter 11 filings, Debtors filed a motion seeking the approval of the bankruptcy court for a superpriority secured ABL revolving credit facility of $25 million and a term loan first-in, last-out facility of $25 million

(together, the “DIP Credit Agreement”), between the Company, Deutsche Bank Trust Company, as administrative agent for the lenders under the DIP Credit Agreement, and certain other agents and lenders party thereto.  The $25 million of ABL loans under the DIP Credit Agreement would bear interest, at the election of the Company, at a rate of LIBOR + 6.50% (with a LIBOR floor of 2.50%) or Base Rate + 5.50% (with a Base Rate floor of 3.50%), and the $25 million of first-in, last-out term loans under the DIP Credit Agreement would bear interest, at the election of the Company, at a rate of LIBOR + 7.50% (with a LIBOR floor of 2.50%) or Base Rate + 6.50% (with a Base Rate floor of 3.50%).  Unless otherwise extended, the DIP Credit Agreement would mature nine months from the commencement of the bankruptcy case, subject to certain provisions that may lead to an earlier termination.

The use of proceeds under the DIP Credit Agreement would be limited to working capital and other general corporate purposes consistent with a budget that the Company presented to the administrative agent, including payment of costs and expenses related to the administration of the bankruptcy proceedings and payment of other expenses as approved by the bankruptcy court.

On November 2, 2009, Debtors received final approval from the U.S. Bankruptcy Court (“Court”) of its $50 Million Debtor in Possession (DIP) financing agreement.

Fourth Amendment and Canadian Forbearance Agreement

In connection with the Chapter 11 filings and the Restructuring Transaction, effective October 8, 2009, the Company also entered into a Fourth Amendment and Canadian Forbearance Agreement with respect to the Credit Agreement (the “Canadian Forbearance”).  Pursuant to the Canadian Forbearance, the senior lenders have agreed to forbear from enforcing any remedies under the Credit Agreement against Accuride Canada, Inc. with respect to any defaults specified therein.  The Canadian Forbearance will remain effective until the termination of the DIP Credit Agreement, subject to certain provisions that may lead to an earlier termination.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The accompanying unaudited condensed interim consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and such principles are applied on a basis consistent with the information reflected in our Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC.  In the opinion of management, the interim financial information includes all adjustments and accruals, consisting only of normal recurring adjustments, which are necessary for a fair presentation of results for the respective interim periods.  The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2009 or any interim period.  Except for the historical information contained herein, this quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties.  Our actual results may differ materially from those indicated by such forward-looking statements.

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

Recent global market and economic conditions have been unprecedented and challenging with tighter credit conditions and recession in most major economies continuing into 2009.  As a result of these market conditions, the cost and availability of credit has been adversely affected by illiquid credit markets and wider credit spreads.  Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide credit to businesses and consumers.  These factors have lead to a decrease in spending by businesses and consumers alike. Continued turbulence in the U.S. and international markets and economies and prolonged declines in business and consumer spending have adversely affect our liquidity and financial condition, and the liquidity and financial condition of our customers, including our ability to refinance maturing liabilities and access the capital markets to meet liquidity needs.

The heavy- and medium-duty truck and commercial trailer markets and the related aftermarket are the primary drivers of our sales. These markets are, in turn, directly influenced by conditions in the North American truck industry generally and by overall economic growth and consumer spending.   Accordingly, the current economic conditions described above have led to a severe downturn in the North American truck and vehicle supply industries, which has resulted in a significant decline in our sales volume.  Furthermore, industry analysts expect that demand in 2009 will be lower than in 2008.  Net sales for the three months ended September 30, 2009, were $145.2 million compared to net sales of $239.5 million for the three months ended September 30, 2008.  We cannot accurately predict how prolonged this downturn may be, and this downturn may lead to further reduced spending and deterioration in the North American truck and vehicle supply industries for the foreseeable future. Delayed or failed economic recovery could have a material adverse effect on our business, results of operations, or financial condition.

On October 8, 2009, Accuride Corporation (the “Company”) and its domestic subsidiaries (together with the Company, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware.  The Debtors will continue to operate their businesses as debtors-in-possession under the jurisdiction of the bankruptcy court and in accordance with the applicable provisions of the Bankruptcy Code.  See Capital Resources and Liquidity below for further details.

Results of Operations

Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008

The following table sets forth certain income statement information of Accuride for the three months ended September 30, 2009 and September 30, 2008:

(Dollars in thousands)	Fiscal 2009		Fiscal 2008

Net sales:
Wheels	$63,504	43.7%	$96,178	40.2%
Components	75,412	51.9%	131,937	55.1%
Other	6,293	4.4%	11,372	4.7%
Total net sales	$145,209	100%	$239,487	100.0%
Gross profit (loss):
Wheels	3,817	6.0%	10,592	11.0%
Components	(2,828)	(3.8)%	(1,122)	(0.9)%
Other	1,296	20.6%	3,118	27.4%
Corporate	(411)	—%	(700)	—%
Total gross profit	1,874	1.3%	11,888	5.0%
Operating expenses (excluding impairment)	22,372	15.4%	14,807	6.2%
Impairment of goodwill and other intangible assets	—	—%	212,220	88.6%
Loss from operations	(20,498)	(14.1)%	(215,139)	(89.8)%
Interest expense, net	(18,131)	(12.5)%	(11,626)	(4.9)%
Other income (loss), net	3,231	2.2%	(456)	(0.2)%
Income tax benefit	(2,069)	(1.4)%	(26,042)	(10.9)%
Net loss	$(33,329)	(23.0)%	$(201,179)	(84.0)%

Net Sales.  Consolidated net sales for the three months ended September 30, 2009, were $145.2 million, which was a decrease of 39.4%, compared to net sales of $239.5 million for the three months ended September 30, 2008.  The decrease in net sales is primarily a result of the reduced demand in the commercial vehicle industry.  Sales decreased in the Wheels and Components segments by 34.0% and 42.8%, respectively.

Gross Profit.  Consolidated gross profit for the three months ended September 30, 2009, decreased $10.0 million to $1.9 million.  Gross profit in the Wheels segment decreased $6.8 million to $3.8 million primarily due to the contribution lost on the reduced sales demand of $32.7 million and the $2.9 million pension curtailment charge recognized in the current period due to a reduction of the workforce in our Canadian facility.

Operating Expenses.  Operating expenses increased $7.6 million to $22.4 million for the three months ended September 30, 2009 from $14.8 million for the three months ended September 30, 2008.  This was primarily due to $12.7 million of expenses incurred in the current period related to professional and other fees related to the evaluation of alternatives for addressing the failure to comply with certain financial covenants under our Credit Agreement as of June 30, 2009, partially offset by decreases in salary related expenses resulting from reduced headcount and other elimination or suspension of other certain wages and benefits.

Impairment of goodwill and other intangible assets.  The impairment charge of $212.2 million was recognized in the Components ($203.8 million) and Other ($8.4 million) segments during the three months ended September 30, 2008.

Interest Expense.  Net interest expense increased $6.5 million to $18.1 million for the three months ended September 30, 2009 from $11.6 million for the three months ended September 30, 2008.  The increase is primarily attributable to increased rates on our Term Facility resulting in $4.7 million in incremental expense partially offset by $0.9 million of non-cash unrealized gains from the mark to market of our interest rate swap agreements in the current period compared to $0.4 million of unrealized losses in the comparable quarter in 2008.  Increased interest expense recognized in the current period versus prior period included $1.2 million related to the outstanding revolver and $0.9 million of increased amortization of deferred financing fees and other discounts.  Approximately $2.9 million of interest expense recognized in the current period was accrued as payable-in-kind to Sun Capital and does not impact cash during 2009.

Income Tax.  Income tax benefit in the three months ended September 30, 2009, was $2.1 million on pre-tax losses of $35.4 million compared to a tax benefit of $26.0 million on pre-tax losses of $227.2 million recognized in the three months ended September 30, 2008.  Due to our recent history of U.S. operating and taxable losses, the inconsistency of these profits, and the uncertainty of our financial outlook, we continue to maintain a full valuation allowance against our domestic deferred tax assets.

Net Loss.  We had a net loss of $33.3 million for the three months ended September 30, 2009 compared to a net loss of $201.2 million for the three months ended September 30, 2008.  This was primarily a result of the lower gross profit due to the reduction in sales volume offset by impairment charges recognized in 2008 of $212.2 million.

Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008

The following table sets forth certain income statement information of Accuride for the nine months ended September 30, 2009 and September 30, 2008:

(In thousands except per share data)	Fiscal 2009		Fiscal 2008

Net sales:
Wheels	$174,609	41.2%	$305,342	42.2%
Components	222,535	52.5%	380,055	52.6%
Other	26,847	6.3%	37,219	5.2%
Total net sales	423,991	100.0%	722,616	100.0%
Gross profit (loss):
Wheels	10,557	6.0%	47,835	15.7%
Components	(22,379)	(10.1)%	(9,064)	(2.4)%
Other	6,663	24.8%	10,306	27.7%
Corporate	(1,948)	—%	(3,570)	—%
Total gross profit (loss)	(7,107)	(1.7)%	45,507	6.3%
Operating expenses (excluding impairment)	47,086	11.1%	41,222	5.7%
Impairment of goodwill and other intangible assets	—	—%	212,220	29.4%
Loss from operations	(54,193)	(12.8)%	(207,935)	(28.8)%
Interest expense, net	(47,025)	(11.1)%	(35,824)	(5.0)%
Loss on extinguishment of debt	(5,389)	(1.3)%	—	—%
Other income (loss), net	5,585	1.3%	(577)	(0.1)%
Income tax benefit	(567)	(0.1)%	(34,791)	(4.8)%
Net loss	$(100,455)	(23.7)%	$(209,545)	(29.0)%

Net sales.  Net sales for the nine months ended September 30, 2009 were $424.0 million, which was a decrease of 41.3% compared to net sales of $722.6 million for the nine months ended September 30, 2008.  The decrease in net sales was realized at both of the larger segments and was primarily a result of the reduced demand in 2009.

Gross profit.  Gross profit decreased $52.6 million to a loss of $7.1 million for the nine months ended September 30, 2009 from profit of $45.5 million for the nine months ended September 30, 2008, primarily due to the $298.6 million reduction in sales. Gross profit in the Components segment for the nine months ended September 30, 2009 included a lease abandonment charge of $3.2 million.

Operating expenses.  Operating expenses increased $5.9 million to $47.1 million for the nine months ended September 30, 2009 from $41.2 million for the nine months ended September 30, 2008.  This was primarily due to $14.2 million of expenses incurred in the current year related to fees related to the evaluation of alternatives for addressing the failure to comply with certain financial covenants under our Credit Agreement as of June 30, 2009, partially offset by decreases in salary related expenses resulting from reduced headcount and other elimination or suspension of other certain wages and benefits.

Impairment of goodwill and other intangible assets.  The impairment charge of $212.2 million was recognized in the Components ($203.8 million) and Other ($8.4 million) segments during the nine months ended September 30, 2008.

Interest expense, net.  Net interest expense increased $11.2 million to $47.0 million for the nine months ended September 30, 2009 from $35.8 million for the nine months ended September 30, 2008.  The increase is attributable to having a higher rate on our Term Facility, resulting in $8.7 million of incremental expense and revolver interest of $2.8 million in the current year compared to having no outstanding revolver in the prior year, partially offset by $3.9 million of additional unrealized gains from our interest rate swap agreements in the current year.  Additional interest expense recognized in the current period versus prior year period included $2.4 million of increased amortization of deferred financing fees and other discounts.  Approximately $6.5 million of interest expense recognized in the current year was accrued as payable-in-kind to Sun Capital and does not impact cash during 2009.

Net loss.  We had a net loss of $100.5 million for the nine months ended September 30, 2009 compared to a net loss of $209.5 million for the nine months ended September 30, 2008.  This was primarily a result of 2008 charges related to the $212.2 million of impairment charges, the $7.7 million of one-time pre-tax charges related to a labor interruption at our Rockford, Illinois facility, and $11.5 million of pre-tax restructuring charges recognized in 2008. These favorable variances were partially offset by lower gross profit due to the reduction in sales demand.

Changes in Financial Condition

At September 30, 2009, we had total assets of $663.4 million, as compared to $808.6 million at December 31, 2008.  The $145.2 million, or 18.0%, decrease in total assets during the nine months ended September 30, 2009 primarily resulted from the reduction of cash of $98.7 million and reduction of inventory of $20.9 million.

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

The following table summarizes the major components of our working capital as of the periods listed below:

	September 30,	December 31,
	2009	2008
Accounts receivable	$76,792	$78,219
Inventories and supplies	74,842	97,306
Deferred income taxes (current)	1,955	1,955
Other current assets	9,208	6,603
Accounts payable	(32,533)	(63,937)
Accrued payroll and compensation	(17,177)	(19,651)
Accrued interest payable	(18,494)	(12,505)
Accrued workers compensation	(7,848)	(7,969)
Other current liabilities	(19,200)	(21,556)
Working Capital	$67,545	$58,465

Significant changes in working capital from December 31, 2008 include:

•                  a decrease in inventories of $22.5 million due to reduction in sales volume and demand and management initiatives to reduce inventory on hand;

•                  a decrease of accounts payable of $31.4 million primarily due to the reduction in raw material purchases in the months leading up to the respective period-end dates;

•                  a decrease in accrued payroll and compensation of $2.8 million due to payments made for severance related charges and payments made related to 2008 profit sharing;

•                  an increase in accrued interest payable of $6.0 million primarily due to the company not paying the $11.7 million in interest due to the holders of our Notes, partially offset by interest payments made associated with our Term B Loan Facility and our Revolving Credit Facility debt.

Capital Resources and Liquidity

Our primary sources of liquidity during the three months ended September 30, 2009, were cash reserves.

To maintain compliance with the temporary waivers, the Company did not pay the approximately $11.7 million of interest due August 3, 2009, to the holders of its 8 ½ percent Senior Subordinated Notes due 2015 (Notes) and used the existing 30-day grace period provided in the Note indenture to continue discussions regarding a capital restructuring with its lenders.  Under the indenture, the failure to make this interest payment did not constitute an event of default that permits acceleration of the Notes until the expiration of the 30-day grace period.  Due to the non-payment of interest on the Notes, the Company entered into Forbearance Agreements with certain Noteholders.

On October 8, 2009, Accuride Corporation (the “Company”) and its domestic subsidiaries (together with the Company, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware.  The Debtors will continue to operate their businesses as debtors-in-possession under the jurisdiction of the bankruptcy court and in accordance with the applicable provisions of the Bankruptcy Code.  On the petition date, the Debtors filed several motions with the bankruptcy court, including a motion to have the Chapter 11 cases jointly administered.

Prior to making the Chapter 11 filings, on October 7, 2009, the Company entered into (i) a Restructuring Support Agreement with the holders of approximately 57% of the principal amount of the loans outstanding under the Company’s Fourth Amended and Restated Credit Agreement, dated as of January 31, 2005, as amended, among the Company, Accuride Canada Inc., the lenders party thereto, the administrative agent for the lenders, and the other agents party thereto (the “Credit Agreement”), (ii) a Restructuring Support Agreement with the beneficial holders of approximately 70% of the principal amount of the Company’s 8.5% Senior Subordinated Notes due 2015, issued pursuant to the Indenture dated January 31, 2005 between the Company, the guarantors named therein and the Bank of New York Trust Company, N.A. as trustee (the “Indenture”) and (iii) a Convertible Notes Commitment Agreement (together with the Restructuring Support Agreements, the “Restructuring Agreements”) with certain holders of the senior subordinated notes.  Pursuant to the Restructuring Agreements, the parties thereto have agreed to support a financial reorganization of the Debtors consistent with the terms and conditions set forth in the term sheets attached as Exhibit A to the Restructuring Support Agreements (the “Restructuring Transaction”) and the senior lenders and noteholders have agreed to not transfer any claims except to a transferee who agrees to be bound by the applicable Restructuring Support Agreement.

Restructuring Transaction

The terms of the Restructuring Transaction include:

•                  The Credit Agreement will be amended to: (i) extend its maturity (except that of the “last-out” term loans described below) through June 30, 2013, (ii) amend the interest rate to LIBOR + 6.75% (with a LIBOR floor of 3.00%) and (iii) eliminate all financial covenants except minimum liquidity and minimum EBITDA covenants.

•                  The senior subordinated notes will be cancelled and the holders will receive 98% of the common stock of the reorganized Company, subject to dilution, including dilution for common stock issued upon conversion of the new convertible notes and new warrants issued pursuant to the Restructuring Transaction, as described below.

•                  The reorganized Company will complete a $140 million rights offering of new senior unsecured convertible notes to current noteholders.  The rights offering is fully backstopped by certain current noteholders.  The new notes will be convertible into 60% of the common stock of the reorganized Company.

•                  A portion of the proceeds from the rights offering will be used to fully pay down the “last-out” term loans currently outstanding under the Credit Agreement and held by an affiliate of Sun Capital Partners (“Sun Capital”) with the remainder to provide ongoing liquidity for Debtors’ businesses.

•                  The Company’s common stock will be cancelled and the holders will receive 2% of the common stock of the reorganized Company and warrants exercisable for up to 15% of the common stock of the reorganized Company, subject to dilution, including dilution for stock issued upon conversion of the new convertible notes.  The warrants provide the opportunity for additional recovery to the pre-petition equity holders in the event that the reorganized Company reaches certain equity value targets during the two years following the warrants’ issue.

•                  Unsecured trade creditors will be unimpaired and their claims will be paid in full.

The Restructuring Agreements contain customary terms, are subject to material conditions and may be terminated upon the occurrence of certain events, including if there is a material adverse change to the Company’s business, results of operations, property or financial condition.

Debtor-in-Possession Financing

In connection with the Chapter 11 filings, Debtors filed a motion seeking the approval of the bankruptcy court for a superpriority secured ABL revolving credit facility of $25 million and a term loan first-in, last-out facility of $25 million (together, the “DIP Credit Agreement”), between the Company, Deutsche Bank Trust Company, as administrative agent for the lenders under the DIP Credit Agreement, and certain other agents and lenders party thereto.  The $25 million of ABL loans under the DIP Credit Agreement would bear interest, at the election of the Company, at a rate of LIBOR + 6.50% (with a LIBOR floor of 2.50%) or Base Rate + 5.50% (with a Base Rate floor of 3.50%), and the $25 million of first-in, last-out term loans under the DIP Credit Agreement would bear interest, at the election of the Company, at a rate of LIBOR + 7.50% (with a LIBOR floor of 2.50%) or Base Rate + 6.50% (with a Base Rate floor of 3.50%).  Unless otherwise extended, the DIP Credit Agreement would mature nine months from the commencement of the bankruptcy case, subject to certain provisions that may lead to an earlier termination.

The use of proceeds under the DIP Credit Agreement would be limited to working capital and other general corporate purposes consistent with a budget that the Company presented to the administrative agent, including payment of costs and expenses related to the administration of the bankruptcy proceedings and payment of other expenses as approved by the bankruptcy court.

On November 2, 2009, Debtors received final approval from the U.S. Bankruptcy Court (“Court”) of its $50 Million Debtor in Possession (DIP) financing agreement.

Fourth Amendment and Canadian Forbearance Agreement

In connection with the Chapter 11 filings and the Restructuring Transaction, effective October 8, 2009, the Company also entered into a Fourth Amendment and Canadian Forbearance Agreement with respect to the Credit Agreement (the “Canadian Forbearance”).  Pursuant to the Canadian Forbearance, the senior lenders have agreed to forbear from enforcing any remedies under the Credit Agreement against Accuride Canada, Inc. with respect to any defaults specified therein.  The Canadian Forbearance will remain effective until the termination of the DIP Credit Agreement, subject to certain provisions that may lead to an earlier termination.

Operating Activities

Net cash used in operating activities during the first nine months of 2009 amounted to $53.5 million compared to a use of $26.9 million for the comparable period in 2008.  The significant drivers of the net cash used in the current period were a $26.9 million reduction in accounts payable and $32.7 million of cash paid for interest.  The decline in accounts payable was primarily a result of reduced inventory.

Investing Activities

Net cash used in investing activities totaled $12.0 million for the nine months ended September 30, 2009, compared to a use of $30.7 million for the nine months ended September 30, 2008.  Our most significant cash outlays for investing activities are the purchases of property, plant and equipment.  Capital expenditures for 2009 are expected to be approximately $20 million to $25 million, which we expect to fund through existing cash reserves.   Capital expenditures for the nine months ended September 30, 2009 were $16.1 million compared to use of $24.9 million for the comparable period in 2008.  Included in the 2008 use of investing cash was an investment in marketable securities of $5.0 million and investments in joint ventures of $1.1 million. In the nine months ended September 30, 2009, the marketable securities were sold for $3.9 million.

Financing Activities

Net cash used in financing activities totaled $33.1 million for the nine months ended September 30, 2009, compared to $0.9 million of net cash used for the comparable period in 2008. Included in the 2009 cash used was $22.4 million for decrease in revolving credit advance and $10.8 million for amendment fees.

Bank Borrowing

Effective January 31, 2005, we entered into the Fourth Amended and Restated Credit Agreement in conjunction with the acquisition of TTI to refinance substantially all of our existing bank facilities, as well as the senior bank debt and subordinated debt of TTI. Under the refinancing, we entered into (i) the Term Facility in an aggregate principal amount of $550 million that requires annual amortization payments of 1% per year, with the balance payable on January 31, 2012, and (ii) the Revolving Credit Facility in an aggregate amount of $100 million (comprised of a $76 million U.S. revolving credit facility and a $24 million Canadian revolving credit facility) which matures on January 31, 2010.  The U.S. and Canadian

Revolving Credit Facilities were drawn down $34.1 million and $22 million, respectively, as of September 30, 2009, leaving availability of approximately $1.5 million, which considers outstanding letters of credit of $18.2 million and excludes $24.2 million of the Revolving Credit Facility held by Lehman Commercial Paper, Inc. The loans under the Term Facility and the U.S. revolving credit facility are secured by, among other things, a lien on substantially all of our U.S. properties, assets and domestic subsidiaries and a pledge of 65% of the stock of our foreign subsidiaries. The loans under the Canadian revolving facility are secured by substantially all the properties and assets of Accuride Canada, Inc. As of September 30, 2009, the outstanding balance on the term debt was $294.6 million.

On November 28, 2007, we entered into the first amendment (the “First Amendment”) to the Fourth Amended and Restated Credit Agreement, dated as of January 31, 2005. The First Amendment increased pricing and modified certain financial covenants through 2008, including changes to the leverage, interest coverage and fixed charge coverage ratios.

As described above, on February 4, 2009, we completed the Second Amendment and the Sun Capital Transaction.  Sun Capital currently holds approximately $70.1 million principal amount of the Last-Out Loans and approximately $6.5 million of interest accrued as payable-in-kind.  The Second Amendment adjusted certain financial covenants under the Credit Agreement from the fourth quarter of 2008 through 2010, including leverage, interest coverage and fixed charge coverage ratios, and extended the maturity date of the Revolving Credit Facility until January 31, 2011.  In connection with the Second Amendment, Sun Capital agreed to modify the Last-Out Loans to become last out as to payment to First-Out Loans.  Sun Capital also agreed to modify certain voting provisions and other rights under the Credit Agreement as a holder of the Last-Out Loans.  As of September 30, 2009, fees paid associated with the Second Amendment were $10.8 million.

On August 14, 2009, we entered into the Third Amendment and Consent to the Fourth Amended and Restated Credit Agreement (the “Third Amendment”).  The Third Amendment provided for the resignation of Citicorp USA, Inc. (“CitiCorp”) as the administrative agent and the appointment of Deutsche Bank Trust Company (“Deutsche”) to serve as the administrative agent.  In connection with the Third Amendment, we also entered into various documents which transfer the agent rights with respect to the collateral to the Credit Agreement from CitiCorp to Deutsche.

In connection with our Chapter 11 filings and the Restructuring Transaction, effective October 8, 2009, we entered into a Fourth Amendment and Canadian Forbearance Agreement with respect to the Credit Agreement (the “Fourth Amendment”).  The Fourth Amendment included a technical change to the Credit Agreement and an agreement by the senior lenders to forbear from enforcing any remedies under the Credit Agreement against Accuride Canada, Inc. with respect to any defaults specified therein for the duration of the DIP Credit Agreement.

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

As explained below, we obtained temporary waiver agreements from our senior lendors which waived our compliance with our financial covenants and placed additional restrictions on our business for the duration of the term of the temporary waiver agreements.  As of September 30, 2009, we were negotiating restructuring alternatives such as additional amendments or waivers, the sale of non-core assets, and/or alternative debt structures, such as debt for debt or equity for debt agreements.  The Board appointed a special committee of independent directors to identify and, with the input of management and our financial advisors, evaluate alternatives to recommend an appropriate course of action to the full Board.

Due to the short term nature of the temporary waivers and Forbearance Agreements, we classified our debt as current as of September 30, 2009 in accordance with U.S. GAAP.

On October 8, 2009, the Company and its domestic subsidiaries (together with the Company, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware.  The Debtors will continue to operate their businesses as debtors-in-possession under the jurisdiction of the bankruptcy court and in accordance with the applicable provisions of the Bankruptcy Code.

Adjusted EBITDA.  We define Adjusted EBITDA as our net income or loss before income tax expense or benefit, interest expense, net, depreciation and amortization, restructuring, severance, and other charges, impairment, and currency losses, net. Adjusted EBITDA has been included because we believe that it is useful for us and our investors to measure our ability to provide cash flows to meet debt service. Adjusted EBITDA should not be considered an alternative to net income (loss) or other traditional indicators of operating performance and cash flows determined in accordance with accounting principles generally accepted in the United States (“GAAP”). We present the table of Adjusted EBITDA because covenants in the agreements governing our material indebtedness contain ratios based on this measure on a quarterly basis. While Adjusted EBITDA is used as a measure of liquidity and the ability to meet debt service requirements, it is not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculations. Our reconciliation of net income (loss) to Adjusted EBITDA is as follows:

	Historical Results
	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2009	2008	2009	2008

NET INCOME (LOSS)	$(33,329)	$(201,179)	$(100,455)	$(209,545)
Net interest expense	18,131	11,626	52,414	35,824
Income tax expense (benefit)	(2,069)	(26,042)	(567)	(34,791)
Depreciation and amortization	13,524	11,376	38,270	34,545
Impairment	—	212,220	—	212,220
Restructuring, severance and other charges(1)	17,936	11,916	28,521	22,477
Other items related to our credit agreement(2)	(3,039)	1,016	(5,123)	3,030
ADJUSTED EBITDA	$11,154	$20,933	$13,060	$63,670

Note:

(1)         For the three months ended September 30, 2009, Adjusted EBITDA represents net income before net interest expense, income tax expense, depreciation and amortization, plus (i) $12.7 million in costs associated with the negotiation of the temporary waiver agreements and ongoing discussions with our lenders, (ii) $2.9 million in non-cash pension curtailment due to the reduction of the workforce in our Canadian facility, and (iii) $2.3 million in restructuring costs.  Items (ii) and (iii) affected gross profit and item (i) affected operating expenses.  For the three months ended September 30, 2008, Adjusted EBITDA represents net income before net interest expense, income tax expense, depreciation and amortization, plus (i) $11.9 million in costs associated with severance and restructuring, which affected gross profit by $7.2 million and operating expenses by $4.7 million. For the nine months ended September 30, 2009, Adjusted EBITDA represents net income before net interest expense, income tax expense, depreciation and amortization, plus (i) $14.2 million in costs associated with the negotiation of the temporary waiver agreements and ongoing discussions with our lenders, (ii) $3.4 million in costs associated the abandonment of a warehouse, (iii) $8.0 million in restructuring costs, and (iv) a $2.9 million non-cash pension curtailment charge due to the workforce reduction in our Canadian facility.  Items (ii), (iii), and (iv) affected gross profit and item (i) affected operating expenses.  For the nine months ended September 30, 2008, Adjusted EBITDA represents net income before net interest expense, income tax expense, depreciation and amortization, plus (i) $7.7 million in costs associated with a labor disruption at our facility in Rockford, Illinois, which affected gross profit, and (ii) $14.8 million in restructuring costs which impacted gross profit by $10.1 million and operating expenses by $4.7 million.

(2)         Other items related to our credit agreement refer to amounts utilized in the calculation of financial covenants in Accuride’s senior credit facility.  For the three months ended September 30, 2009, items related to our credit agreement consist of foreign currency income and other net income of $3.2 million and non-cash share-based compensation expense of $0.1 million.  For the three months ended September 30, 2008, items related to our credit agreement consist of foreign currency income and other net income of $0.5 million and non-cash share-based compensation expense of $0.5 million.  For the nine months ended September 30, 2009, items related to our credit agreement consist of foreign currency income and other income or losses of $5.4 million and non-cash share-based compensation expense of $0.2 million.  For the nine months ended September 30, 2008, items related to our credit agreement consist of foreign currency losses and other income or losses of $0.8 million and non-cash share-based compensation expense of $2.2 million.

Adjusted EBITDA is not intended to represent cash flow as defined by generally accepted accounting principles (“GAAP”) and should not be considered as an indicator of cash flow from operations.  Adjusted EBITDA represents net income before net interest expense, income tax (expense) benefit, depreciation and amortization plus non-recurring items.  However, other companies may calculate Adjusted EBITDA differently.  Accuride has included information concerning Adjusted EBITDA because Accuride’s management and our board of directors use it as a measure of our performance to internal business plans to which a significant portion of management incentive programs are based.  In addition, future investment and capital allocation decisions are based on Adjusted EBITDA.  Investors and industry analysts use Adjusted EBITDA to measure the Company’s performance to historic results and to the Company’s peer group.  The Company has historically provided the measure in previous disclosures and believes it provides transparency and continuity to investors for comparable purposes.  Certain financial covenants in our borrowing arrangements are tied to similar measures.

Senior Subordinated Notes.  Effective January 31, 2005, we issued $275 million aggregate principal amount of 8 (1)/2% senior subordinated notes due 2015 (the “Senior Subordinated Notes”) in a private placement transaction. Interest on the senior subordinated notes is payable on February 1 and August 1 of each year, beginning on August 1, 2005. The Senior Subordinated Notes mature on February 1, 2015 and may be redeemed, at our option, in whole or in part, at any time on or before February 1, 2010 in cash at the redemption prices set forth in the indenture, plus interest. The Senior Subordinated Notes are general unsecured obligations ranking senior in right of payment to all of our existing and future subordinated indebtedness. The Senior Subordinated Notes are subordinated to all of our existing and future senior indebtedness including indebtedness incurred under the Credit Agreement.

In May 2005, we successfully completed an exchange offer as required per the terms of the registration rights agreement we entered into with the initial purchasers in connection with the issuance of our Senior Subordinated Notes. Pursuant to an effective exchange offer registration statement filed with the SEC, holders of our outstanding senior subordinated notes exchanged such notes for otherwise identical 8 (1)/2% Senior Subordinated Notes due 2015 (the “Registered Senior Subordinated Notes”) which have been registered under the Securities Act.

To maintain compliance with the temporary waivers, the Company did not pay the approximately $11.7 million of interest due August 3, 2009, to the holders of its 8 ½ percent Senior Subordinated Notes due 2015 (Notes) and used the 30-day grace period provided in the Note indenture to continue discussions regarding a capital restructuring with its lenders.  Under the indenture, the failure to make this interest payment did not constitute an event of default that permitted acceleration of the Notes until the expiration of the 30-day grace period.  Due to the non-payment of interest on the Notes, the Company entered into Forbearance Agreements with certain Noteholders.

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

Recent Developments

New Accounting Pronouncements

ASC 820-10 — In February 2008, the FASB issued the Effective Date of FASB Statement No. 157 topic in the FASB Accounting Standards Codification, which delayed the effective date of fair value measurements for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2009, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  Management is currently evaluating the impact of the topic on our consolidated financial statements.

ASC 715-20 — In March 2008, the FASB issued the Employers’ Disclosures about Postretirement Benefit Plan Assets topic in the FASB Accounting Standards Codification.  The statement requires disclosures of the objectives of postretirement benefit plan assets, investment policies and strategies, categories of plan assets, fair value measurements of plan assets, and significant concentrations of risk.  Disclosures about Postretirement Benefit Plan Assets is effective for fiscal years and interim periods beginning after December 15, 2009.  The adoption of the Disclosures about Postretirement Benefit Plan Assets is expected to increase our disclosures, but it is not expected to have an impact on our consolidated financial statements.

ASC 810 — In June 2009, the FASB finalized SFAS No. 167, Amending FASB interpretation No. 46(R), which was later superseded by the FASB Codification and included in ASC topic 810. The provisions of ASC 810 provide guidance in determining whether an enterprise has a controlling financial interest in a variable interest entity. This determination identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance, and the obligation to absorb losses or the right to receive benefits of the entity that could potentially be significant to the variable interest entity. This pronouncement also requires ongoing reassessments of whether an enterprise is the primary beneficiary and eliminates the quantitative approach previously required for determining the primary beneficiary. New provisions of this pronouncement are effective January 1, 2010. The Company is currently evaluating the impact of adopting this pronouncement.

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

Such forward-looking statements are based on assumptions and estimates, which although believed to be reasonable, may turn out to be incorrect.  Therefore, undue reliance should not be placed upon these estimates and statements.  We cannot assure that any of these statements, estimates, or beliefs will be realized and actual results may differ from those contemplated in these “forward-looking statements.”  We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise.  You are advised to consult further disclosures we may make on related subjects in our filings with the SEC.  In addition to other factors discussed in this report, some of the important factors that could cause actual results to differ materially from those discussed in the forward-looking statements include, without limitation, the following:

•                  failure to have our pre-negotiated restructuring plan confirmed by the bankruptcy court on a timely basis may have a material adverse effect on our business;

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

Foreign Currency Risk

Certain forecasted transactions, assets, and liabilities are exposed to foreign currency risk. We monitor our foreign currency exposures to maximize the overall effectiveness of our foreign currency derivatives. The principal currency of exposure is the Canadian dollar. From time to time, we use foreign currency financial instruments to offset the impact of the variability in exchange rates on our operations, cash flows, assets and liabilities. At September 30, 2009, the notional amount of open foreign exchange forward contracts was $4.7 million.

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

Raw Material/Commodity Price Risk

We rely upon the supply of certain raw materials and commodities in our production processes, and we have entered into firm purchase commitments for certain metals and natural gas. Additionally, from time to time, we use commodity price swaps and futures contracts to manage the variability in certain commodity prices on our operations and cash flows. At September 30, 2009, we had no open commodity price swaps or futures contracts.

Interest Rate Risk

We use long-term debt as a primary source of capital. However, due to the event of default resulting from our voluntary petition for relief under Chapter 11 of the Bankruptcy Code, we have classified our debt as current as of September 30, 2009 in accordance with U.S. GAAP.  The following table presents the principal cash repayments and related weighted average interest rates by maturity date for our fixed-rate debt and other types of debt at September 30, 2009 assuming no acceleration:

(Dollars in thousands)	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
Debt:
Fixed Rate	—	—	—	—	—	$275,000	$275,000	$159,500
Average Rate	—	—	—	—	—	8.50%	8.50%
Variable Rate	—	—	$56,070	$297,523	—	$3,100	$356,693	$348,192
Average Rate	—	—	7.25%	9.38%	—	0.57%	8.97%

We have used interest rate swaps to alter interest rate exposure between fixed and variable rates on a portion of our long-term debt.  As of September 30, 2009, we had one interest rate swap agreement outstanding, which was established in December 2007 and the terms with the counterparty are to exchange, at specified intervals, the difference between 3.81% from March 2009 through March 2010, and the variable rate interest amounts calculated by reference to the notional principal amount. The notional principal amount under the terms is $125 million from September 2009 through March 2010.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On October 8, 2009, Accuride and its domestic subsidiaries (together with the Company, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware.  The Debtors will continue to operate their businesses as debtors-in-possession under the jurisdiction of the bankruptcy court and in accordance with the applicable provisions of the Bankruptcy Code.  The bankruptcy court approved Accuride’s motion to have the Chapter 11 cases jointly administered under Case No. 09-13449.  The Company’s Mexico and Canada subsidiaries were not included in the filings and will continue their business operations without supervision from the Bankruptcy Court and will not be subject to the requirements of the Bankruptcy Code.

Restructuring Support Agreements and Convertible Notes Commitment Agreement

Prior to making the Chapter 11 filings, on October 7, 2009, the Company entered into (i) a Restructuring Support Agreement with the holders of approximately 57% of the principal amount of the loans outstanding under the Company’s Fourth Amended and Restated Credit Agreement, dated as of January 31, 2005, as amended, among the Company, Accuride Canada Inc., the lenders party thereto, the administrative agent for the lenders, and the other agents party thereto (the “Credit Agreement”), (ii) a Restructuring Support Agreement with the beneficial holders of approximately 70% of the principal amount of the Company’s 8.5% Senior Subordinated Notes due 2015, issued pursuant to the Indenture dated January 31, 2005 between the Company, the guarantors named therein and the Bank of New York Trust Company, N.A. as trustee (the “Indenture”) and (iii) a Convertible Notes Commitment Agreement (together with the Restructuring Support Agreements, the “Restructuring Agreements”) with certain holders of the senior subordinated notes.  Pursuant to the Restructuring Agreements, the parties thereto have agreed to support a financial reorganization of the Debtors consistent with the terms and conditions set forth in the term sheets attached as Exhibit A to the Restructuring Support Agreements (the “Restructuring Transaction”) and the senior lenders and noteholders have agreed to not transfer any claims except to a transferee who agrees to be bound by the applicable Restructuring Support Agreement.

Restructuring Transaction

The terms of the Restructuring Transaction include:

•                  The Credit Agreement will be amended to: (i) extend its maturity (except that of the “last-out” term loans described below) through June 30, 2013, (ii) amend the interest rate to LIBOR + 6.75% (with a LIBOR floor of 3.00%) and (iii) eliminate all financial covenants except minimum liquidity and minimum EBITDA covenants.

•                  The senior subordinated notes will be cancelled and the holders will receive 98% of the common stock of the reorganized Company, subject to dilution, including dilution for common stock issued upon conversion of the new convertible notes and new warrants issued pursuant to the Restructuring Transaction, as described below.

•                  The reorganized Company will complete a $140 million rights offering of new senior unsecured convertible notes to current noteholders.  The rights offering is fully backstopped by certain current noteholders.  The new notes will be convertible into 60% of the common stock of the reorganized Company.

•                  A portion of the proceeds from the rights offering will be used to fully pay down the “last-out” term loans currently outstanding under the Credit Agreement and held by an affiliate of Sun Capital Partners (“Sun Capital”) with the remainder to provide ongoing liquidity for Debtors’ businesses.

•                  The Company’s common stock will be cancelled and the holders will receive 2% of the common stock of the reorganized Company and warrants exercisable for up to 15% of the common stock of the reorganized Company, subject to dilution, including dilution for stock issued upon conversion of the new convertible notes.  The warrants provide the opportunity for additional recovery to the prepetition equity holders in the event that the reorganized Company reaches certain equity value targets during the two years following the warrants’ issue.

•                  Unsecured trade creditors will be unimpaired and their claims will be paid in full.

The Restructuring Agreements contain customary terms, are subject to material conditions and may be terminated upon the occurrence of certain events, including if there is a material adverse change to the Company’s business, results of operations, property or financial condition.

Except as provided above, neither Accuride nor any of our subsidiaries is a party to any pending legal proceeding which, in the opinion of management, would have a material adverse effect on our business or financial condition.  However, we from time-to-time are involved in ordinary routine litigation incidental to our business, including actions related to product liability, contractual liability, intellectual property, workplace safety and environmental claims.  We establish reserves for matters in which losses are probable and can be reasonably estimated.  While we believe that we have established adequate accruals for our expected future liability with respect to our pending legal actions and proceedings, we cannot assure you that our liability with respect to any such action or proceeding would not exceed our established accruals.  Further, we cannot assure that litigation having a material adverse affect on our financial condition will not arise in the future.

Item 1A. Risk Factors.

In addition to the following risk factors, please see the risk factor disclosure included under Part I, Item 1A of our Form 10-K for the year ended December 31, 2008.

Risks Related to the Bankruptcy Case

We have filed voluntary petitions for reorganization under the bankruptcy code that may have an adverse effect on our business, financial condition and results of operation.

On October 8, 2009, we filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware in order to consummate a financial reorganization of Accuride and its domestic subsidiaries.  Prior to making these filings, we entered into Restructuring Support Agreements with the holders of approximately 57% of the principal amount of the loans outstanding under our senior credit agreement and the beneficial holders of approximately 70% of the principal amount of our senior subordinated notes, and a Convertible Notes Commitment Agreement (together with the Restructuring Support Agreements, the “Restructuring Agreements”) with certain holders of our senior subordinated notes.  Pursuant to the Restructuring Agreements, the parties thereto have agreed to support a financial reorganization of Accuride and its domestic subsidiaries that is consistent with the terms and conditions set forth therein.

We plan to file a Joint Plan of Reorganization and related Disclosure Statement with the bankruptcy court consistent with the financial reorganization contemplated by the Restructuring Agreements.  There can be no assurance, however, that these key stakeholders, or Accuride itself, will not cease to support this proposed plan.  Moreover, if filed, there can be no assurance that the plan will satisfy all requirements for confirmation under the bankruptcy code, that the plan will be approved by the bankruptcy court or that the conditions precedent to its implementation will be satisfied.  If we are unable to file the plan or are unable to obtain confirmation or satisfy such conditions to implementation, it may result in lengthier bankruptcy proceedings as we attempt to negotiate and implement an alternative plan of reorganization.  Any alternative plan of reorganization may be on terms less favorable to the holders of claims against Accuride.  Additionally, if the plan is not confirmed, the bankruptcy case may not continue as a Chapter 11 case and could be converted into a Chapter 7 liquidation case. If a liquidation or protracted reorganization were to occur, there is a substantial risk that our going concern value would be substantially eroded to the detriment of all stakeholders.

Moreover, our ability to operate during the pendency of bankruptcy case and to successfully emerge from bankruptcy may be affected by the following factors:

•                  our ability to comply with and operate under the terms of any cash management orders entered by the bankruptcy court from time to time, which subject us to restrictions on transferring cash and other assets;

•                  our ability to maintain adequate cash on hand and to generate cash from operations;

•                  our ability to fund emergence from the bankruptcy process on reasonable terms;

•                  our ability to retain key employees and attract new employees during the pendency of the bankruptcy case;

•                  our ability to maintain good customer and supplier relationships in light of the bankruptcy case, including the possibility that our suppliers may require stricter terms and conditions;

•                  the significant time and effort of senior management that will be required to deal with the reorganization, which will divert focus from our business operations;

•                  potential litigation by parties in interest, which could be expensive, lengthy, and disruptive to our normal business operations and the plan confirmation process;

•                  the substantial costs for professional fees and other expenses associated with the bankruptcy case; and

•                  the adverse publicity created by the bankruptcy case, which may negatively impact our efforts to establish and promote name recognition and a positive image after our emergence from bankruptcy.

We may have insufficient liquidity to successfully operate our business.

The Company expects to incur significant costs as a result of the bankruptcy case. We are currently financing our operations during the reorganization using cash on hand and cash generated by operations, which constitutes cash collateral pursuant to, and in accordance with, final cash collateral orders which were agreed to by our senior lenders and approved by the bankruptcy court. In the event that we lose our authority to use cash collateral and do not have sufficient liquidity to fund our operations such that we need to obtain additional financing, there can be no assurance as to our ability to obtain sufficient financing on acceptable terms or at all. The challenges of obtaining financing, if necessary, would be exacerbated by adverse conditions in the general economy and the volatility and tightness in the financial and credit markets. These conditions and our bankruptcy case would make it more difficult for us to obtain financing.

Our inability to take advantage of business opportunities during the bankruptcy case, without bankruptcy court approval.

Transactions outside the ordinary course of business are subject to the prior approval of the bankruptcy court, which may limit our ability to respond timely to certain events or take advantage of certain opportunities. In addition, the bankruptcy code limits our ability to incur additional indebtedness, make investments, sell assets, consolidate, merge or sell or otherwise dispose of all or substantially all of our assets or grant liens. These restrictions may place us at a competitive disadvantage. We may be unable to continue to grow our business through acquisitions and these restrictions will limit our ability to pursue other business strategies, unless we obtain bankruptcy court approval for those transactions.

The extent of the Company’s leverage may limit its ability to obtain additional financing for operations.

Although the proposed plan of financial reorganization would result in a reduction in our leverage, we will continue to have a significant amount of indebtedness.  Such levels of indebtedness may limit our ability to refinance, obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes. Such levels of indebtedness may also limit our ability to adjust to changing market conditions and to withstand competitive pressures, possibly leaving us vulnerable in a downturn in general economic conditions or in our businesses or unable to carry out capital spending that is important to our growth and productivity improvement programs.

Item 2.   Unregistered Sales of Equity Securities and use of Proceeds

On September 28, 2009, an affiliate of Sun Capital Securities Group, LLC (“Sun Capital”) exercised a portion of its Warrant exercisable for 25 percent of the Company’s fully-diluted common stock, a copy of which is attached as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 4, 2009.  Upon notice from Sun Capital that it was exercising the Warrant for 24.5 percent of the Company’s fully-diluted common stock on a cashless basis, the Company issued 11,386,345 shares of common stock to Sun Capital.  Sun Capital may exercise the remaining portion of the Warrant at any time through February 4, 2019.

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

Indenture, dated as of January 31, 2005, by and among the Registrant, all of the Registrant’s direct and indirect Domestic Subsidiaries existing on the Issuance Date and The Bank of New York Trust Company, N.A., with respect to $275.0 million aggregate principal amount of 8 (1)/2% Senior Subordinated Notes due 2015. Previously filed as an exhibit to the Form 8-K filed on February 4, 2005 and incorporated herein by reference.

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

10.2	—

Third Amendment and Consent to the Fourth Amended and Restated Credit Agreement and First Amendment to the Amended and Restated Guarantee and Collateral Agreement, dated as of August 14, 2009, to the Fourth Amended and Restated Credit Agreement, dated as of January 31, 2005, as amended, by and among Accuride Corporation, Accuride Canada Inc., the subsidiaries of Accuride Corporation party thereto, the lenders from time to time party thereto, Citicorp USA, Inc., as resigning administrative agent for the lenders, Deutsche Bank Trust Company Americas, as successor administrative agent for the lenders and the other agents party thereto. Previously filed as an exhibit to Form 8-K filed on August 18, 2009 and incorporated herein by reference.

10.3	—

Second Temporary Waiver Agreement, dated August 14, 2009, by and among Accuride Corporation, Accuride Canada Inc., the subsidiaries of Accuride Corporation party thereto, the lenders party thereto, and the administrative agent for the lenders. Previously filed as an exhibit to Form 8-K filed on August 18, 2009 and incorporated herein by reference.

10.4	—

Forbearance Agreement, dated August 31, 2009, by and among Accuride Corporation, and the holders of the 8 1/2 percent Senior Subordinated Notes due 2015 party thereto. Previously filed as an exhibit to Form 8-K filed on September 3, 2009 and incorporated herein by reference.

10.5	—

Third Temporary Waiver Agreement, dated September 15, 2009, by and among Accuride Corporation, Accuride Canada Inc., the subsidiaries of Accuride Corporation party thereto, the lenders party thereto, and the administrative agent for the lenders. Previously filed as an exhibit to Form 8-K filed on September 16, 2009 and incorporated herein by reference.

10.6	—

Fourth Temporary Waiver Agreement, dated September 30, 2009, by and among Accuride Corporation, Accuride Canada Inc., the subsidiaries of Accuride Corporation party thereto, the lenders party thereto, and the administrative agent for the lenders.Previously filed as an exhibit to Form 8-K filed on October 1, 2009 and incorporated herein by reference.

10.7	—

Second Forbearance Agreement, dated September 30, 2009, by and among Accuride Corporation, and the holders of the 8 1/2 percent Senior Subordinated Notes due 2015 party thereto. Previously filed as an exhibit to Form 8-K filed on October 1, 2009 and incorporated herein by reference.

10.8	—	Form of Restructuring Support Agreement (Lenders). Previously filed as an exhibit to Form 8-K filed on October 8, 2009 and incorporated herein by reference.
10.9	—	Form of Restructuring Support Agreement (Note holders). Previously filed as an exhibit to Form 8-K filed on October 8, 2009 and incorporated herein by reference.
10.10	—	Form of Convertible Notes Commitment Agreement. Previously filed as an exhibit to Form 8-K filed on October 8, 2009 and incorporated herein by reference.
10.11	—	Fourth Amendment and Canadian Forbearance Agreement, dated October 8, 2009. Previously filed as an exhibit to Form 8-K filed on October 8, 2009 and incorporated herein by reference.
10.12	—	Senior Secured Superpriority Debtor-in-Possession Credit Agreement, dated October 9, 2009. Previously filed as an exhibit to Form 8-K filed on October 13, 2009 and incorporated herein by reference.
31.1†	—	Section 302 Certification of William M. Lasky in connection with the Quarterly Report of Form 10-Q on Accuride Corporation for the period ended September 30, 2009.
31.2†	—	Section 302 Certification of James H. Woodward, Jr. in connection with the Quarterly Report on Form 10-Q of Accuride Corporation for the period ended September 30, 2009.
32.1††	—	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

†              Filed herewith

††           Furnished herewith

*              Management contract or compensatory agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCURIDE CORPORATION

/s/ WILLIAM M. LASKY	Dated:	November 16, 2009
William M. Lasky
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

/s/ JAMES H. WOODWARD, JR.	Dated:	November 16, 2009
James H. Woodward, Jr.
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)