Form 10-K
period 2009-12-31
ACCURIDE CORP
filed 2010-03-30
CIK 817979

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2009
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

Securities registered pursuant to Section 12(b) of the Act:
 "None"

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value Warrants to purchase Common Stock	Over the Counter Bulletin Board Over the Counter Bulletin Board

         Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

         The aggregate market value of the registrant's common stock held by non-affiliates based on the Over The Counter Bulletin Board closing price as of June 30, 2009 (the last business day of registrant's most recently completed second fiscal quarter) was approximately $10,481,325. This calculation does not reflect a determination that such persons are affiliates of registrant for any other purposes.

         The number of shares of Common Stock, $0.01 par value, of Accuride Corporation outstanding as of March 29, 2010 was 126,294,882.

ACCURIDE CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2009

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

        Our diversified customer base includes substantially all of the leading commercial vehicle OEMs, such as Daimler Truck North America, LLC, with its Daimler Truck North America, Western Star brand trucks, PACCAR, Inc., with its Peterbilt and Kenworth brand trucks, Navistar, Inc. ("International Truck"), with its International brand trucks, and Volvo Truck Corporation, or Volvo/Mack, with its Volvo and Mack brand trucks. Our primary commercial trailer customers include leading commercial trailer OEMs, such as Great Dane Limited Partnership and Wabash National, Inc. Our major light truck customer is General Motors Corporation. Our product portfolio is supported by strong sales, marketing and design engineering capabilities and is manufactured in 17 strategically located, technologically-advanced facilities across the United States, Mexico, and Canada.

        Our business consists of seven operating segments that design, manufacture, and distribute components for trucks, trailers, and other vehicles. These operating segments are aggregated into three reportable segments as each reportable segment has similar economic characteristics, products and production processes, class of customer and distribution methods. The Wheels segment's products consist of wheels for heavy- and medium-duty trucks and commercial trailers. The Components segment's products consist of truck body and chassis parts, wheel-end components and assemblies, and seats. The Other segment's products primarily consist of other commercial vehicle components, including steerable drive axles and gearboxes. We believe this segmentation is appropriate based upon management's operating decisions and performance assessment. Our financial results for the previous three fiscal years are discussed in "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operation" and "Item 8: Financial Statements and Supplementary Data" of this Annual Report.

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

        On January 31, 2005, pursuant to the terms of an agreement and plan of merger, a wholly owned subsidiary of Accuride merged with and into Transportation Technologies Industries, Inc., or TTI,

resulting in TTI becoming a wholly owned subsidiary of Accuride, which we refer to as the TTI merger. TTI was founded as Johnstown America Industries, Inc. in 1991 in connection with the purchase of Bethlehem Steel Corporation's freight car manufacturing operations.

Chapter 11 Proceedings

        On October 8, 2009, Accuride and its domestic subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware. Prior to filing for bankruptcy, we were in default under our prepetition senior credit facility and the indenture governing our prepetition senior subordinated notes due to our failure to comply with certain financial covenants in the prepetition senior credit facility and to make the $11.7 million interest payment due August 3, 2009 on our prepetition senior subordinated notes. Beginning in July 2009, we entered into a series of amendments and temporary waivers with our senior lenders and forbearances with our prepetition noteholders related to these defaults, which prevented acceleration of the indebtedness outstanding under these debt instruments and enabled us to negotiate a financial reorganization to be implemented through the bankruptcy process with these key constituents prior to our bankruptcy filing. On October 7, 2009, we entered into restructuring support agreements with the holders of approximately 57% of the principal amount of the loans outstanding under our prepetition senior credit facility and the holders of approximately 70% of the principal amount of our prepetition senior subordinated notes, pursuant to which the parties agreed to support a financial reorganization of Accuride and its domestic subsidiaries consistent with the terms set forth therein.

        On November 18, 2009, we filed our Joint Plan of Reorganization and the related Disclosure Statement with the Bankruptcy Court. All classes of creditors entitled to vote voted to approve the Plan of Reorganization. A confirmation hearing for the Plan of Reorganization was held beginning on February 17, 2010. At the confirmation hearing, we and all of our constituents reached a settlement to fully resolve all disputes related to the Plan of Reorganization and all of our key constituents agreed to support the Plan of Reorganization. On February 18, 2010, the Bankruptcy Court entered an Order Confirming the Third Amended Joint Plan of Reorganization, which approved and confirmed the Plan of Reorganization, as modified by the confirmation order. On February 26, 2010 (the "Effective Date"), the Plan of Reorganization became effective and we emerged from Chapter 11 bankruptcy proceedings. During the pendency of the bankruptcy, we operated our business as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.

Postpetition Capital Structure

        Pursuant to the Plan of Reorganization, as of the Effective Date, our new capital structure consists of the following:

  •
  Postpetition Senior Credit Facility—Our prepetition senior credit facility was amended and restated to provide for a senior credit facility of approximately $311.2 million. All Last-Out-Loans (as defined below) under our prepetition senior credit facility were paid in full on the Effective Date.

  •
  7.5% Senior Convertible Notes—We issued $140 million aggregate principal amount of 7.5% Senior Convertible Notes due 2020, which we refer to as the convertible notes, pursuant to a rights offering. The first six interest payments on the convertible notes will be paid-in-kind ("PIK") interest. Thereafter, beginning on August 26, 2013, interest on the convertible notes will be paid in cash. As of the Effective Date, the initial $140 million principal amount of convertible notes is convertible into 186,666,662 shares of our Common Stock.

  •
  Common Stock and Warrants—We issued the following equity securities: (i) 98,000,000 shares of our postpetition common stock, par value $0.01 per share (the "Common Stock"), to holders of our prepetition senior subordinated notes, on a pro rata basis (ii) 25,000,000 shares of Common Stock to the parties backstopping the rights offering of convertible notes as payment of their backstop fee, (iii) 2,000,000 shares of Common Stock to holders of our prepetition common stock on a pro rata basis, (iv) warrants to purchase 22,058,824 shares of Common Stock (the "Warrants") to holders of our prepetition common stock on a pro rata basis and (v) 1,294,882 shares of Common Stock, net of shares withheld for tax purposes, under our Key Executive Incentive Plan. The Warrants are exercisable at an exercise price of $2.10 per share until February 26, 2012.

        Under the Plan of Reorganization, our prepetition common stock, all other equity interests in Accuride, our prepetition senior subordinated notes and the indenture governing our prepetition senior subordinated notes were cancelled. The holders of these securities received the distributions described above. All amounts outstanding under the DIP credit facility (as defined below) we had entered into to provide financing during the pendency of our bankruptcy were also paid in full on the Effective Date and the DIP credit facility was terminated in accordance with its terms.

        Additionally, pursuant to the Plan of Reorganization, we amended and restated our Certificate of Incorporation and our Bylaws to, among other things, reduce the size of our Board of Directors to seven directors. As of the Effective Date, our Board of Directors is now comprised of our Chairman and Interim President and Chief Executive Officer, William M. Lasky, and six newly-appointed directors, as discussed below.

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

Wheels (Approximately 42% of our 2009 net sales, 42% of our 2008 net sales, and 47% of our 2007 net sales)

        We are the largest North American manufacturer and supplier of wheels for heavy- and medium-duty trucks and commercial trailers. We offer the broadest product line in the North American heavy- and medium-duty wheel industry and are the only North American manufacturer and supplier of both steel and forged aluminum heavy- and medium-duty wheels. We also produce wheels for buses, commercial light trucks, heavy-duty pick-up trucks, and military vehicles. We market our wheels under the Accuride brand. A description of each of our major products is summarized below:

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

  •
  Light truck steel wheels.  We manufacture light truck single and dual steel wheels that range in diameter from 16" to 20" for customers such as General Motors. We are focused on larger diameter wheels designed for select truck platforms used for carrying heavier loads.

  •
  Military Wheels.  We produce steel and aluminum wheels for military applications under the Accuride brand name.

Wheel-End Components and Assemblies (Approximately 27% of our 2009 net sales, 23% of our 2008 net sales, and 20% of our 2007 net sales)

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

Truck Body and Chassis Parts (Approximately 13% of our 2009 net sales, 12% of our 2008 net sales, and 14% of our 2007 net sales)

        We are a leading supplier of truck body and chassis parts to heavy- and medium-duty truck manufacturers. We fabricate a broad line of truck body and chassis parts under the Imperial and Highway Original brand names, including bumpers, battery and toolboxes, crown assemblies, fuel tanks, roofs, fenders, and crossmembers. We also provide a variety of value-added services, such as chrome plating and polishing, hood assembly, and the kitting and assembly of exhaust systems.

        We specialize in the fabrication of components requiring a significant amount of tooling or customization. Our truck body and chassis parts manufacturing operations are characterized by low-volume production runs. Additionally, because each truck is uniquely customized to end user specifications, we have developed flexible production systems that are capable of accommodating multiple variations for each product design. A description of each of our major truck body and chassis parts is summarized below:

  •
  Bumpers.  We manufacture a wide variety of steel bumpers, as well as polish and chrome these products with pre-plate and decorative polishing to meet specific OEM requirements, for our new aftermarket brand—Highway Original, and private label aftermarket requirements.

  •
  Fuel Tanks.  We manufacture and assemble aluminum and steel fuel tanks, fuel tank ends and fuel tank straps, as well as polish fuel tanks for OEM and for our new Highway Original aftermarket customers.

  •
  Battery Boxes and Toolboxes.  We design and manufacture, as well as polish, steel and aluminum battery and toolboxes for our heavy-duty truck OEM customers and our new Highway Original aftermarket brand.

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

Seating Assemblies (Approximately 4% of our 2009 net sales, 4% of our 2008 net sales, and 5% of our 2007 net sales)

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

Other Components (Approximately 14% of our 2009 net sales, 19% of our 2008 net sales, and 15% of our 2007 net sales)

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

  •
  Non-Powered Farm Equipment.  We also design, manufacture and market a line of farm equipment and landscaping products for the "behind-the-tractor" market, including pulverizers, pulvi-mulchers, conservation tillage tools, sub soilers, strip-tillage, chisel plows, turn and agricultural grass seeders, field cultivators, and flail shredders under the Brillion brand name.

Customers

        We market our components to more than 1,000 customers, including most of the major North American heavy- and medium-duty truck and commercial trailer OEMs, as well as to the major aftermarket suppliers, including OEM dealer networks, wholesale distributors, and aftermarket buying groups. Our largest customers are Navistar, PACCAR, Daimler Truck North America, and Volvo/Mack, which combined accounted for approximately 55.2% of our net sales in 2009, and individually constituted approximately 18.8%, 15.9%, 13.5%, and 7.0%, respectively, of our 2009 net sales. We have long-term relationships with our larger customers, many of whom have purchased components from us or our predecessors for more than 45 years. We garner repeat business through our reputation for quality and position as a standard supplier for a variety of truck lines. We believe that we will continue to be able to effectively compete for our customers' business due to the high quality of our products, the breadth of our product portfolio, and our continued product innovation.

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

        We also have fleet sales coverage focused on our wheels, wheel-end and seating assembly markets who seek to develop relationships directly with fleets to create "pull-through" demand for our products. This effort is intended to help convince the truck and trailer OEMs to designate our products as standard equipment and to create sales by encouraging fleets to specify our products on the equipment that they purchase, even if our product is not standard equipment. This same group provides aftermarket sales coverage for our various products, particularly wheels, wheel-end components, and seating assemblies. These salespeople promote and sell our products to the aftermarket, including OEM dealers, warehouse distributors and aftermarket buying groups.

        Effective May 2009, we implemented a consolidated aftermarket distribution strategy for our wheels, wheel-ends, seating, and newly-created Highway Original aftermarket brand. In support of this initiative, we closed two existing warehouses and opened a new distribution center strategically located in the Indianapolis, Indiana, metropolitan area. As a result, customers can now order steel and aluminum wheels, brake drums/rotors, automatic slack adjusters, seats, bumpers, fuel tanks, and battery boxes on one purchase order, improving freight efficiencies and improved inventory turns for our customers. This capability is a strategic advantage over our single product line competitors. The new aftermarket infrastructure enables us to expand our manufacturing plant direct shipments to larger aftermarket customers utilizing a virtual distribution strategy that allows us to maintain and enhance our competitiveness by eliminating unnecessary freight and handling through the new distribution center.

International Sales

        We consider sales to customers outside of the United States as international sales. International sales for the years, ended December 31, 2009, 2008, and 2007 are as follows:

(dollars in millions)	International Sales	Percent of Net Sales
2009	$80.0	14.0%
2008	$156.5	16.8%
2007	$192.3	19.0%

        For additional information, see Note 12 to the "Notes to Consolidated Financial Statements" included herein.

Manufacturing

        We operate 17 facilities, which are characterized by advanced manufacturing capabilities, in North America. Our U.S. manufacturing operations are located in Alabama, California, Illinois, Indiana, Kentucky, Ohio, Pennsylvania, Tennessee, Texas, Virginia, Washington, and Wisconsin. In addition, we have manufacturing facilities in Canada and Mexico. These facilities are strategically located to meet our manufacturing needs and the demands of our customers.

        All of our significant operations are QS-9000/TS 16949 certified, which means that they comply with certain quality assurance standards for truck components suppliers. We believe our manufacturing operations are highly regarded by our customers, and we have received numerous quality awards from our customers including PACCAR's Preferred Supplier award and Daimler Truck North America's Masters of Quality award.

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

        The competitive landscape for each of our brands is unique. Our primary competitors in the wheel markets include Alcoa Inc., ArvinMeritor, Inc., and Hayes Lemmerz International, Inc. The competitors in the wheel-ends and assemblies markets for heavy-duty trucks and commercial trailers are ArvinMeritor, Inc., Consolidated Metco Inc., and Webb Wheel Products Inc. The truck body and chassis parts markets are fragmented and characterized by many small private companies. The seating assemblies market has a limited number of competitors, with National Seating Company as our main competitor. Our major competitors in the industrial components market include ten to twelve foundries operating in the Midwest and Southern regions of the United States and Mexico.

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

        We obtain aluminum for our wheel products through third-party suppliers. We believe that aluminum is readily available from a variety of sources. Aluminum prices have been volatile from time-to-time. We attempt to minimize the impact of such volatility through selected customer supported hedge agreements, supplier agreements and contractual price adjustments with customers.

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

        The main raw materials for our truck body and chassis parts are sheet and formed steel and aluminum. Price adjustments for these raw materials are passed-through to our largest customers for those parts on a contractual basis. We purchase major fabricating and seating materials, such as fasteners, steel, foam, fabric and tube steel, from multiple sources, and these materials have historically been generally available.

Employees and Labor Unions

        As of December 31, 2009, we had approximately 2,450 employees, of which 638 were salaried employees with the remainder paid hourly. Unions represent approximately 1,230 of our employees, which is approximately 50% of our total employees. We have collective bargaining agreements with several unions, including (1) the United Auto Workers, (2) the International Brotherhood of Teamsters, (3) the United Steelworkers, (4) the International Association of Machinists and Aerospace Workers, (5) the National Automobile, Aerospace, Transportation, and General Workers Union of Canada and (6) El Sindicato Industrial de Trabajadores de Nuevo Leon.

        Each of our unionized facilities has a separate contract with the union that represents the workers employed at such facility. The union contracts expire at various times over the next few years with the exception of our union contract that covers the hourly employees at our Monterrey, Mexico, facility, which expires on an annual basis in January unless otherwise renewed. The 2010 negotiations in Monterrey have been deferred by mutual agreement of the Company and Union. In 2010, we have contracts expiring at our Elkhart, Erie and Rockford facilities. We do not anticipate that the outcome of the 2010 negotiations will have a material adverse effect on our operating performance or costs.

Intellectual Property

        We believe the protection of our intellectual property is important to our business. Our principal intellectual property consists of product and process technology, a number of patents, trade secrets, trademarks and copyrights. Although our patents, trade secrets, and copyrights are important to our business operations and in the aggregate constitute a valuable asset, we do not believe that any single patent, trade secret, or copyright is critical to the success of our business as a whole. We also own U.S. federal and foreign trademark registrations for several of our brands, which we believe are valuable, including Accuride®, Bostrom®, BrillionTM, Fabco TM, Gunite®, Highway Original® and ImperialTM. Our policy is to seek statutory protection for all significant intellectual property embodied in patents and trademarks. From time to time, we grant licenses under our intellectual property and receive licenses under intellectual property of others.

Backlog

        Our production is based on firm customer orders and estimated future demand. Since firm orders generally do not extend beyond 15-45 days and we generally meet all requirements, backlog volume is generally not significant.

Cyclical and Seasonal Industry

        The commercial vehicle components industry is highly cyclical and, in large part, depends on the overall strength of the demand for heavy- and medium-duty trucks. These industries have historically experienced significant fluctuations in demand based on factors such as general economic conditions, gas prices, interest rates, government regulations, and consumer confidence. From mid-2000 through 2003, the industry was in a severe downturn. From 2004 though 2006, major OEM customers experienced an upturn in net orders, which resulted in stronger industry conditions. Since the second quarter of 2007, the commercial vehicle market has experienced a severe drop in production as predicted by analysts, including America's Commercial Transportation ("ACT") and FTR Associates ("FTR") Publications. We expect that demand for our products to improve in 2010 as economic conditions continue to improve.

        In addition, our operations are typically seasonal as a result of regular customer maintenance and model changeover shutdowns, which typically occur in the third and fourth quarter of each calendar year. This seasonality may result in decreased net sales and profitability during the third and fourth fiscal quarters of each calendar year.

Environmental Matters

        Our operations, facilities, and properties are subject to extensive and evolving laws and regulations pertaining to air emissions, wastewater discharges, the handling and disposal of solid and hazardous materials and wastes, the investigation and remediation of contamination, and otherwise relating to health, safety and the protection of the environment and natural resources. As a result, we are involved from time to time in administrative or legal proceedings relating to environmental, health and safety matters, and have in the past and will continue to incur capital costs and other expenditures relating to such matters. In addition to environmental laws that regulate our subsidiaries' ongoing operations, our subsidiaries are also subject to environmental remediation liability. Under the federal Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), and analogous state laws, our subsidiaries may be liable as a result of the release or threatened release of hazardous materials into the environment. Our subsidiaries are currently involved in several matters relating to the investigation and/or remediation of locations where they have arranged for the disposal of foundry and other wastes. Such matters include situations in which we have been named or are believed to be Potentially Responsible Parties as defined under CERCLA or state and local laws in connection with the contamination of these sites. Additionally, environmental remediation may be required to address soil and groundwater contamination identified at certain facilities.

        As of December 31, 2009, we had an environmental reserve of approximately $1.5 million, related primarily to our foundry operations. This reserve is based on current cost estimates and does not reduce estimated expenditures to net present value, but does take into account the benefit of a contractual indemnity given to us by a prior owner of our wheel-end subsidiary. The failure of the indemnitor to fulfill its obligations could result in future costs that may be material. Any cash expenditures required by us or our subsidiaries to comply with applicable environmental laws and/or to pay for any remediation efforts will not be reduced or otherwise affected by the existence of the environmental reserve. We currently anticipate spending approximately $0.2 million per year in 2010 through 2013 for monitoring the various environmental sites associated with the environmental reserve, including attorney and consultant costs for strategic planning and negotiations with regulators and other potentially responsible parties, and payment of remedial investigation costs. Based on all of the information presently available to us, we believe that our environmental reserves will be adequate to cover the future costs related to the sites associated with the environmental reserves and that any additional costs will not have a material adverse effect on our financial condition, results of operations or cash flows. However, the discovery of additional sites, the modification of existing or the promulgation of new laws or regulations, more vigorous enforcement by regulators, the imposition of joint and several liability under CERCLA or analogous state laws or other unanticipated events could result in a material adverse effect.

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

Research and Development Expense

        Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred. The amounts expensed in the years ended December 31, 2009, 2008, and 2007 totaled $6.8 million, $10.9 million and $7.3 million, respectively.

Website Access to Reports

        We make our periodic and current reports available, free of charge, on our website as soon as practicable after such material is electronically filed with the Securities and Exchange Commission (the "SEC"). Our website address is www.accuridecorp.com and the reports are filed under "SEC Filings" in the Investor Information section of our website.

Item 1A.    Risk Factors

Factors That May Affect Future Results

        In this report, we have made various statements regarding current expectations or forecasts of future events. These statements are "forward-looking statements" within the meaning of that term in Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Forward-looking statements are also made from time-to-time in press releases and in oral statements made by our officers. Forward-looking statements are identified by the words "estimate," "project," "anticipate," "will continue," "will likely result," "expect," "intend," "believe," "plan," "predict" and similar expressions.

        Such forward-looking statements are based on assumptions and estimates, which although believed to be reasonable, may turn out to be incorrect. Therefore, undue reliance should not be placed upon these estimates and statements. These statements or estimates may not be realized and actual results may differ from those contemplated in these "forward-looking statements." We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise. You are advised to consult further disclosures we may make on related subjects in our filings with the SEC. Our expectations, beliefs, or projections may not be achieved or accomplished. In addition to other factors discussed in the report, some of the important factors that could cause actual results to differ from those discussed in the forward-looking statements include the following risk factors.

Risks Related to Our Business and Industry

Current economic conditions, including those related to the credit markets and the commercial vehicle industry, may have a material adverse effect on our business and results of operations.

        Recent global market and economic conditions have been unprecedented and challenging with tighter credit conditions and recession in most major economies continuing into 2010. Continued concerns about the systemic impact of potential long-term and wide-spread recession, energy costs, geopolitical issues, the availability and cost of credit, and the global housing and mortgage markets have contributed to increased market volatility and diminished expectations for Western and emerging economies.

        Furthermore, the commercial vehicle supply industry in which we operate has traditionally been highly competitive and cyclical, and, as a result, has experienced significant downturns in connection with, or in anticipation of, declines in general economic conditions. Accordingly, the current general economic conditions have resulted in a severe downturn in the commercial vehicle supply industry resulting in a significant decline in our sales volume and necessitating our bankruptcy filing in October 2009 (see "Item 1—Business—Chapter 11 Proceedings"). We cannot accurately predict how prolonged this downturn may be.

        These economic conditions may impact our business in a number of ways, including:

  •
  Limited Access to Capital Markets.  As a result of these overall market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Continued turbulence in the U.S. and international markets and economies and prolonged declines in business and consumer spending may affect our ability to refinance maturing liabilities and access the capital markets to meet liquidity needs.

  •
  Availability of Trade Credit.  We currently maintain trade credit with certain of our key suppliers and utilize such credit to purchase significant amounts of raw materials and other supplies with payment terms. As conditions in the commercial vehicle supply industry have become less favorable, key suppliers have been seeking to shorten trade credit terms or to require cash in advance for payment. If a significant number of our key suppliers were to shorten or eliminate our trade credit, our inability to finance large purchases of our key supplies and raw materials would increase our costs and negatively impact our liquidity and cash flow.

  •
  Lower Sales Uncertainty.  Current and future economic conditions may cause our customers to defer purchases or our customers may be unable to obtain sufficient credit to finance purchases of our products and meet their payment obligations to us. Certain of our customers may also need us to extend additional credit commitments. A continuation of the current credit crisis could require us to make difficult decisions between increasing our level of customer financing or potentially losing sales to these customers.

  •
  Reduced Pricing.  Any continued reduction in consumer and commercial spending and competitive threats may drive us to reduce product pricing, which would have a negative impact on gross profit. Moreover, reduced revenues as a result of a softening of the economy may also reduce our working capital and interfere with our short term and long term strategies.

        The risks outlined above could have a material adverse effect on our business, financial condition or results of operations.

We rely on, and make significant operational decisions based in part upon, industry data and forecasts that may prove to be inaccurate.

        We continue to operate in a challenging economic environment and our ability to maintain liquidity may be affected by economic or other conditions that are beyond our control and which are difficult to predict. The 2010 production forecasts by ACT Publications for the significant commercial vehicle markets that we serve, as of March 10, 2010, are as follows:

North American Class 8	141,000
North American Classes 5-7	117,500
U.S. Trailers	103,000

        Based on the these production builds, we expect to comply with the financial covenants in our postpetition senior credit facility and believe that our liquidity will be sufficient to fund currently anticipated working capital, capital expenditures, and debt service requirements for at least the next twelve months. However, if our net sales are significantly less than expectations, given the volatility and the calendarization of the production builds as well as the other markets that we serve, or due to the challenging credit markets, we could violate our financial covenants or have insufficient liquidity. In the event of noncompliance, we would pursue an amendment or waiver. However, no assurances can be given that we could obtain such an amendment or waiver. A failure to obtain an amendment or waiver could have a material adverse effect on our business, financial condition or results of operations.

The failure to realize cost savings under our cost restructuring plan could adversely affect our business.

        During 2009 and continuing into 2010, we implemented various cost reduction initiatives in response to, among other things, significant downturns in our industry. These initiatives have included aligning our workforce in response to slowdowns in the industry and consolidating certain of our facilities. We have recorded pre-tax restructuring expenses to cover costs associated with our cost reduction initiatives. We cannot assure you that these cost reduction initiatives will sufficiently help in returning us to profitability. Because our restructuring activities involve changes to many aspects of our business, the cost reductions could adversely impact productivity and sales to an extent we have not anticipated. Even if these activities generate the anticipated cost savings, there may be other unforeseeable and unintended factors or consequences that could adversely impact our profitability and business, including unintended employee attrition.

We are dependent on sales to a small number of our major customers and on our status as standard supplier on certain truck platforms of each of our major customers.

        Sales, including aftermarket sales, to Navistar, PACCAR, Daimler Truck North America, and Volvo/Mack constituted approximately 18.8%, 15.9%, 13.5%, and 7.0%, respectively, of our 2009 net sales. No other customer accounted for more than 5% of our net sales for this period. The loss of any significant portion of sales to any of our major customers would likely have a material adverse effect on our business, results of operations or financial condition.

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

        We are continuing to engage in efforts intended to improve and expand our relations with each of PACCAR, Daimler Truck North America, Navistar, and Volvo/Mack. We have supported our position with these customers through direct and active contact with end users, trucking fleets, and dealers, and have located certain of our marketing personnel in offices near these customers and most of our other major customers. We may not be able to successfully maintain or improve our customer relationships so that these customers will continue to do business with us as they have in the past or be able to supply these customers or any of our other customers at current levels. The loss of a significant portion of our sales to Daimler Truck North America, PACCAR, Navistar, or Volvo/Mack could have a material adverse effect on our business, results of operations or financial condition. In addition, the delay or cancellation of material orders from, or problems at, PACCAR, Daimler Truck North America, Navistar, or Volvo/Mack, or any of our other major customers could have a material adverse effect on our business, results of operations, or financial condition. See "Item 1A—Risk Factors—Current economic conditions, including those related to the credit markets, may have a material adverse effect on our industry, business and results of operations."

Increased cost or reduced supply of raw materials and purchased components may adversely affect our business, results of operations or financial condition.

        Our business is subject to the risk of price increases and fluctuations and periodic delays in the delivery of raw materials and purchased components that are beyond our control. Our operations require substantial amounts of raw steel, aluminum, steel scrap, pig iron, electricity, coke, natural gas, sheet and formed steel, bearings, purchased components, fasteners, foam, fabrics, silicon sand, binders, sand additives, coated sand, and tube steel. Fluctuations in the delivery of these materials may be driven by the supply/demand relationship for material, factors particular to that material or governmental regulation for raw materials such as electricity and natural gas. In addition, if any of our suppliers seeks bankruptcy relief or otherwise cannot continue its business as anticipated or we cannot renew our supply contracts on favorable terms, the availability or price of raw materials could be adversely affected. Fluctuations in prices and/or availability of the raw materials or purchased components used by us, which at times may be more pronounced during periods of higher truck builds, may affect our profitability and, as a result, have a material adverse effect on our business, results of operations, or financial condition. In addition, as described above, a shortening or elimination of our trade credit by our suppliers may affect our liquidity and cash flow and, as a result, have a material adverse effect on our business, results of operations, or financial condition. See "Item 1A—Risk Factors—Current economic conditions, including those related to the credit markets, may have material adverse effect on our industry, business and results of operations."

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

        In addition, potential competition from foreign truck components suppliers, especially in the aftermarket, may lead to an increase in truck components imports into North America, adversely affecting our market share and negatively affecting our ability to compete. Foreign truck components suppliers, including those in China, may in the future increase their currently modest share of the markets for truck components in which we compete. Some of these foreign suppliers may be owned, controlled or subsidized by their governments, and their decisions with respect to production, sales and exports may be influenced more by political and economic policy considerations than by prevailing market conditions. In addition, foreign truck components suppliers may be subject to less restrictive regulatory and environmental regimes that could provide them with a cost advantage relative to North American suppliers. Therefore, there is a risk that some foreign suppliers, including those in China, may increase their sales of truck components in North American markets despite decreasing profit margins or losses. If future trade cases do not provide relief from such potential trade practices, U.S. protective trade laws are weakened or international demand for trucks and/or truck components decreases, an increase of truck component imports into the United States may occur, which could have a material adverse effect on our business, results of operations or financial condition.

We face exposure to foreign business and operational risks including foreign exchange rate fluctuations and if we were to experience a substantial fluctuation, our profitability may change.

        In the normal course of doing business, we are exposed to risks associated with changes in foreign exchange rates, particularly with respect to the Canadian dollar. From time to time, we use forward foreign exchange contracts, and other derivative instruments, to help offset the impact of the variability in exchange rates on our operations, cash flows, assets and liabilities. We had no outstanding foreign exchange forward contract instruments open at December 31, 2009. Factors that could further impact the risks associated with changes in foreign exchange rates include the accuracy of our sales estimates, volatility of currency markets and the cost and availability of derivative instruments. See "Item 7A. Quantitative and Qualitative Disclosure about Market Risk—Foreign Currency Risk." In addition, changes in the laws or governmental policies in the countries in which we operate could affect our business in such countries and our results of operations.

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

        In addition, it is important that we continue to meet our customers' demands in the truck components industry for product innovation, improvement and enhancement, including the continued development of new-generation products, design improvements and innovations that improve the quality and efficiency of our products. Developing product innovations for the truck components industry has been and will continue to be a significant part of our strategy. However, such development will require us to continue to invest in research and development and sales and marketing. Our recent financial condition has constrained our ability to make such investments. In the future, we may not have sufficient resources to make such necessary investments, or we may be unable to make the technological advances necessary to carry out product innovations sufficient to meet our customers' demands. We are also subject to the risks generally associated with product development, including lack of market acceptance, delays in product development and failure of products to operate properly. We may, as a result of these factors, be unable to meaningfully focus on product innovation as a strategy and may therefore be unable to meet our customers' demand for product innovation.

Equipment failures, delays in deliveries or catastrophic loss at any of our facilities could lead to production or service curtailments or shutdowns.

        We manufacture our products at 17 facilities and provide logistical services at our just-in-time sequencing facilities in the United States. An interruption in production or service capabilities at any of these facilities as a result of equipment failure or other reasons could result in our inability to produce our products, which would reduce our net sales and earnings for the affected period. In the event of a stoppage in production at any of our facilities, even if only temporary, or if we experience delays as a result of events that are beyond our control, delivery times to our customers could be severely affected. Any significant delay in deliveries to our customers could lead to increased returns or cancellations and cause us to lose future sales. Our facilities are also subject to the risk of catastrophic loss due to unanticipated events such as fires, explosions or violent weather conditions. We may experience plant shutdowns or periods of reduced production as a result of equipment failure, delays in deliveries or catastrophic loss, which could have a material adverse effect on our business, results of operations or financial condition.

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

Work stoppages or other labor issues at our facilities or at our customers' facilities could have a material adverse effect on our operations.

        As of December 31, 2009, unions represented approximately 50% of our workforce. As a result, we are subject to the risk of work stoppages and other labor relations matters. Any prolonged strike or other work stoppage at any one of our principal unionized facilities could have a material adverse effect on our business, results of operations or financial condition. We have collective bargaining agreements with different unions at various facilities. These collective bargaining agreements expire at various times over the next few years, with the exception of our union contract at our Monterrey, Mexico facility, which expires on an annual basis. The 2010 negotiations in Monterrey have been deferred by mutual agreement of the Company and Union. In 2010, we have contracts expiring at our Elkhart, Erie and Rockford facilities. Any failure by us to reach a new agreement upon expiration of other union contracts may have a material adverse effect on our business, results of operations or financial condition.

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

        Our operations, facilities, and properties are subject to extensive and evolving laws and regulations pertaining to air emissions, wastewater discharges, the handling and disposal of solid and hazardous materials and wastes, the investigation and remediation of contamination, and otherwise relating to health, safety, and the protection of the environment and natural resources. As a result, we are involved from time to time in administrative or legal proceedings relating to environmental, health and safety matters, and have in the past incurred and will continue to incur capital costs and other expenditures relating to such matters. In addition to environmental laws that regulate our subsidiaries' ongoing operations, our subsidiaries are also subject to environmental remediation liability. Under CERCLA and analogous state laws, our subsidiaries may be liable as a result of the release or threatened release of hazardous materials into the environment. Our subsidiaries are currently involved in several matters relating to the investigation and/or remediation of locations where they have arranged for the disposal of foundry and other wastes. Such matters include situations in which we have been named or are believed to be Potentially Responsible Parties as defined under CERCLA or state or local laws in connection with the contamination of these sites. Additionally, environmental remediation may be required to address soil and groundwater contamination identified at certain facilities.

        As of December 31, 2009, we had an environmental reserve of approximately $1.5 million, related primarily to our foundry operations. This reserve is based on current cost estimates and does not reduce estimated expenditures to net present value, but does take into account the benefit of a contractual indemnity given to us by a prior owner of our wheel-end subsidiary. The failure of the indemnitor to fulfill its obligations could result in future costs that may be material. Any cash expenditures required by us or our subsidiaries to comply with applicable environmental laws and/or to pay for any remediation efforts will not be reduced or otherwise affected by the existence of the environmental reserve. Our environmental reserve may not be adequate to cover our future costs related to the sites associated with the environmental reserve, and any additional costs may have a material adverse effect on our business, results of operations or financial condition. The discovery of additional sites, the modification of existing or the promulgation of new laws or regulations, more vigorous enforcement by regulators, the imposition of joint and several liability under CERCLA or analogous state laws, or other unanticipated events could result in a material adverse effect.

        The final Iron and Steel Foundry NESHAP was developed pursuant to Section 112(d) of the Clean Air Act and requires all major sources of hazardous air pollutants to install controls representative of maximum achievable control technology. We believe that our foundry operations are in compliance with the applicable requirements of the Iron and Steel Foundry NESHAP. However, the imposition of liability under Iron Steel Foundry NESHAP could result in a material adverse effect. See "Item 1—Business—Environmental Matters."

Our Common Stock and Warrants are not listed on any securities exchange and, as a result, our Common Stock and Warrants may be less liquid than they otherwise would be if listed on a securities exchange.

        Our Common Stock and Warrants are not listed on any securities exchange. Instead, our Common Stock and Warrants are currently traded over-the-counter on the OTC Bulletin Board ("OTCBB"). Over-the-counter transactions involve risks in addition to those associated with transactions in securities traded on a securities exchange. Many over-the-counter securities trade less frequently and in smaller volumes than exchange-listed securities. Accordingly, our Common Stock and Warrants may be less liquid than they would otherwise be and may be difficult to sell. Also, the values of these securities may be more volatile than exchange-listed securities. In addition, issuers of securities traded on the OTCBB do not have to meet the same specific quantitative and qualitative listing and maintenance standards.

Our Common Stock would be diluted by the conversion of our convertible notes, including the PIK interest payable on our convertible notes, and by the exercise of the Warrants.

        As of March 26, 2010, 126,294,882 shares of our Common Stock were outstanding. As of the Effective Date, $140 million aggregate principal amount outstanding of convertible notes was convertible into an additional 186,666,662 shares of Common Stock (representing an initial conversion price of $0.75 per share). Additionally, the first six interest payments on the convertible notes will be paid as PIK interest in the form of additional convertible notes, which will also be convertible into additional shares of our Common Stock. Furthermore, the indenture governing the convertible notes provides for an adjustment to the conversion rate in effect at the time of any PIK interest payment, which prevents the convertible notes outstanding immediately prior to the PIK interest payment from being diluted by the convertible notes paid as PIK interest. Accordingly, the convertible notes, if converted will have a dilutive effect on our outstanding Common Stock.

        Additionally, as of the Effective Date, there are Warrants outstanding exercisable for an additional 22,058,824 shares of our Common Stock. These Warrants, if exercised, would also have a dilutive effect on our outstanding Common Stock.

We might fail to adequately protect our intellectual property, or third parties might assert that our technologies infringe on their intellectual property.

        The protection of our intellectual property is important to our business. We rely on a combination of trademarks, copyrights, patents, and trade secrets to provide protection in this regard, but this protection might be inadequate. For example, our pending or future trademark, copyright, and patent applications might not be approved or, if allowed, they might not be of sufficient strength or scope. Conversely, third parties might assert that our technologies or other intellectual property infringe on their proprietary rights. Any intellectual property-related litigation could result in substantial costs and diversion of our efforts and, whether or not we are ultimately successful, the litigation could have a material adverse effect on our business, results of operations or financial condition. See "Item 1—Business—Intellectual Property."

Litigation against us could be costly and time consuming to defend.

        We are regularly subject to legal proceedings and claims that arise in the ordinary course of business, such as workers' compensation claims, OSHA investigations, employment disputes, unfair labor practice charges, customer and supplier disputes, and product liability claims arising out of the conduct of our business. Litigation may result in substantial costs and may divert management's attention and resources from the operation of our business, which could have a material adverse effect on our business, results of operations or financial condition.

Substantially all the members of our Board of Directors have been associated with the Company for a relatively short period of time.

        As of the Effective Date, substantially all of the members of our Board of Directors were replaced with individuals who were not previously members of our Board of Directors. Accordingly, these members of our Board of Directors will have to devote significant time and effort to familiarizing themselves with the details of our business, which may divert focus from our business operations.

If a person unaffiliated with us were to acquire a substantial amount of our Common Stock or convertible notes, a change of control could occur.

        If a person is able to acquire a substantial amount of our Common Stock and/or convertible notes, a change of control could be triggered under Delaware law, our postpetition senior credit facility or the indenture governing the convertible notes. If a change of control under our postpetition senior credit facility or the indenture governing our convertible notes was to occur, we would need to obtain a waiver from our lenders or noteholders, as applicable, or amend these debt instruments. Otherwise, the lenders or noteholders, as applicable, could accelerate the debt outstanding under these debt instruments. If we are unable to obtain a waiver or otherwise refinance this debt, our liquidity and capital resources would be significantly limited, and our business operations could be materially and adversely impacted.

If we fail to retain our executive officers, our business could be harmed.

        Our success largely depends on the efforts and abilities of our executive officers. Their skills, experience and industry contacts significantly contribute to the success of our business and our results of operations. The loss of any one of them could have a material adverse effect on our business, results of operations or financial condition. All of our executive officers are at will, but each of them has a severance agreement, as discussed directly below, other than our current interim President and Chief Executive Officer and our interim Chief Financial Officer. In addition, our future success and profitability will also depend, in part, upon our continuing ability to attract and retain highly qualified personnel throughout our company, including our interim Chief Executive Officer and interim Chief Financial Officer.

We have entered into typical severance arrangements with certain of our senior management employees, which may result in certain costs associated with strategic alternatives.

        Severance and retention agreements with certain senior management employees provide that the participating executive is entitled to a regular severance payment if we terminate the participating executive's employment without "cause" or if the participating executive terminates his or her employment with us for "good reason" (as these terms are defined in the agreement) at any time other than during a "Protection Period." The regular severance benefit is equal to the participating executive's base salary for one year. See "Item 10—Directors and Executive Officers of the Registrant." A Protection Period begins on the date on which a "change in control" (as defined in the agreement) occurs and ends 18 months after a "change in control." A change in control may be deemed to have occurred on the Effective Date as a result of the implementation of the Plan of Reorganization.

        The change in control severance benefit is payable to an executive if his or her employment is terminated during the Protection Period either by the participating executive for "good reason" or by us without "cause." The change in control severance benefits for Tier II executives (Messrs. Gulda, Maniatis, Schomer and Wright) consist of a payment equal to 200% of the executive's salary plus 200% of the greater of (i) the annualized incentive compensation to which the executive would be entitled as of the date on which the change of control occurs or (ii) the average incentive compensation award over the three years prior to termination. The change in control severance benefits for Tier III executives (other key executives) consist of a payment equal to 100% of the executive's salary and 100% of the greater of (i) the annualized incentive compensation to which the executive would be entitled as of the date on which the change of control occurs or (ii) the average incentive compensation award over the three years prior to termination. If the participating executive's termination occurs during the Protection Period, the severance and retention agreement also provides for the continuance of certain other benefits, including reimbursement for forfeitures under qualified plans and continued health, disability, accident and dental insurance coverage for the lesser of 18 months (or 12 months in the case of Tier III executives) from the date of termination or the date on which the executive receives such benefits from a subsequent employer. There are currently no Tier I executive with severance and retention agreements.

        Neither the regular severance benefit nor the change in control severance benefit is payable if we terminate the participating executive's employment for "cause," if the executive voluntarily terminates his or her employment without "good reason" or if the executive's employment is terminated as a result of disability or death. Any payments to which the participating executive may be entitled under the agreement will be reduced by the full amount of any payments to which the executive may be entitled due to termination under any other severance policy offered by us. These agreements would make it costly for us to terminate certain of our senior management employees and such costs may also discourage potential acquisition proposals, which may negatively affect our stock price.

Our products may be rendered obsolete or less attractive by changes in regulatory, legislative or industry requirements.

        Changes in regulatory, legislative or industry requirements may render certain of our products obsolete or less attractive. Our ability to anticipate changes in these requirements, especially changes in regulatory standards, will be a significant factor in our ability to remain competitive. We may not be able to comply in the future with new regulatory, legislative and/or industrial standards that may be necessary for us to remain competitive and certain of our products may, as a result, become obsolete or less attractive to our customers.

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

        Additionally, our strategy contemplates significant growth in international markets in which we have significantly less market share and experience than we have in our domestic operations and markets. An inability to penetrate these international markets could adversely affect our results of operations.

Risks Related to Our Indebtedness

Our substantial leverage and significant debt service obligations could have a material adverse effect on our financial condition or our ability to fulfill our obligations and make it more difficult for us to fund our operations.

        As of the Effective Date of the Plan of Reorganization, our total indebtedness was $449.1 million. Our substantial level of indebtedness and debt service obligations could have important negative consequences to us, including:

  •
  Difficulty satisfying our obligations with respect to our indebtedness;

  •
  Difficulty obtaining financing in the future for working capital, capital expenditures, acquisitions or other purposes;

  •
  Increased vulnerability to general economic downturns and adverse industry conditions;

  •
  Limited flexibility in planning for, or reacting to, changes in our business and in our industry in general;

  •
  Our leverage could place us at a competitive disadvantage compared to our competitors that have less debt, and

  •
  Limited flexibility in planning for, or reacting to, changes in our business and industry.

        In addition, certain of our borrowings are and will continue to be at variable rates of interest, which exposes us to the risk of increasing interest rates. As of the Effective Date, the carrying value of our total debt was $449.1 million, of which $309.1 million, or approximately 69%, was subject to variable interest rates. If interest rates increase, our debt service obligations on our variable rate indebtedness would increase even though the amount borrowed remains the same. See "Item 6—Selected Consolidated Financial Data."

Despite our substantial leverage, we and our subsidiaries will be able to incur more indebtedness. This could further exacerbate the risk immediately described above, including our ability to service our indebtedness.

        We and our subsidiaries may be able to incur additional indebtedness in the future. Although our postpetition senior credit facility and the indenture governing our convertible notes contain restrictions on the incurrence of additional indebtedness, such restrictions are subject to a number of qualifications and exceptions, and under certain circumstances indebtedness incurred in compliance with such restrictions could be substantial. For example, we may incur additional debt to, among other things, finance future acquisitions, expand through internal growth, fund our working capital needs, comply with regulatory requirements, respond to competition or for general financial reasons alone. To the extent new debt is added to our and our subsidiaries' current debt levels, the risks described above would increase.

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

        Our business may not, however, generate sufficient cash flow from operations. Our currently anticipated cost savings and operating improvements may not be realized on schedule. Also, future borrowings may not be available to us under our postpetition senior credit facility in an amount sufficient to enable us to pay our indebtedness or to fund other liquidity needs. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell material assets or operations, obtain additional equity capital or refinance all or a portion of our indebtedness. We are unable to predict the timing of such sales or the proceeds which we could realize from such sales, or whether we would be able to refinance any of our indebtedness, including our postpetition senior credit facility and convertible notes, on commercially reasonable terms or at all.

We are subject to a number of restrictive covenants, which, if breached, may restrict our business and financing activities.

        Our postpetition senior credit facility and the indenture governing our convertible notes impose, and the terms of any future indebtedness may impose, operating and other restrictions on our business operations. Such restrictions will affect, and in many respects limit or prohibit, among other things, our ability to:

  •
  incur additional debt;

  •
  pay dividends and make distributions;

  •
  issue stock of subsidiaries;

  •
  make certain investments;

  •
  repurchase stock;

  •
  create liens;

  •
  enter into affiliate transactions;

  •
  merge or consolidate; and

  •
  transfer and sell assets.

        In addition, our postpetition senior credit facility includes other more restrictive covenants and prohibits us from prepaying our other indebtedness, including our convertible notes, while borrowings under our postpetition senior credit facility are outstanding. Our postpetition senior credit facility also requires us to achieve certain financial and operating results and maintain compliance with specified financial covenants. Our ability to comply with these covenants may be affected by events beyond our control.

        If commercial vehicle production declines below industry forecasts, as described in "Item 1A—Risk Factors—We rely on, and make significant operational decisions based in part upon, industry data and forecasts primarily contained in industry forecast publications which may prove to be inaccurate," we may be unable to comply with the restrictions contained in our postpetition senior credit facility, and the lenders could:

  •
  declare all borrowings outstanding, together with accrued and unpaid interest, to be immediately due and payable;

  •
  require us to apply all of our available cash to repay the borrowings; or

  •
  prevent us from making debt service payments on the convertible notes.

        Any of the above listed items would result in an event of default under the indenture governing our convertible notes. If we were unable to repay or otherwise refinance these borrowings when due, our lenders could sell the collateral securing our postpetition senior credit facility, which constitutes substantially all of our and our subsidiaries' assets. Although holders of our convertible notes could accelerate the notes upon the acceleration of the obligations under our postpetition senior credit facility, we may not have sufficient assets remaining after we have paid all the borrowings under our postpetition senior credit facility, and any other senior debt existing at the time, to repay the convertible notes.

Risks Related to Our Emergence from Chapter 11 Bankruptcy Proceedings

Our actual financial results may vary significantly from the projections filed with the Bankruptcy Court, and investors should not rely on the projections.

        The projected financial information that we previously filed with the Bankruptcy Court in connection with the bankruptcy proceedings has not been incorporated by reference into this report. Neither these projections nor the Disclosure Statement filed with the Bankruptcy Court should be considered or relied on in connection with the purchase of our Common Stock, Warrants, convertible notes, or other securities. We were required to prepare projected financial information to demonstrate to the Bankruptcy Court the feasibility of the Plan of Reorganization and our ability to continue operations upon emergence from Chapter 11 bankruptcy proceedings. This projected financial information was filed with the Bankruptcy Court as part of our Disclosure Statement approved by the Bankruptcy Court. The projections reflect numerous assumptions concerning anticipated future performance and prevailing and anticipated market and economic conditions that were and continue to be beyond our control and that may not materialize. Projections are inherently subject to uncertainties and to a wide variety of significant business, economic and competitive risks. Our actual results will vary from those contemplated by the projections for a variety of reasons. Furthermore, the projections were limited by the information available to us as of the date of the preparation of the projections, including production forecasts published by ACT Publications for 2010, which have substantially been revised (the revised numbers being included in this report). Therefore, variations from the projections may be material, and investors should not rely on such projections.

Because of the adoption of fresh-start accounting and the effects of the transactions contemplated by the Plan of Reorganization, financial information subsequent to February 26, 2010, will not be comparable to financial information prior to February 26, 2010.

        Upon our emergence from Chapter 11 bankruptcy proceedings, we adopted fresh-start accounting in accordance with the provisions of ASC 852, pursuant to which the midpoint of the range of our reorganization value was allocated to our assets and liabilities in conformity with the procedures specified by ASC 805, "Business Combinations." Accordingly, our consolidated statements of financial position and consolidated statements of operations subsequent to February 26, 2010, will not be comparable in many respects to our consolidated statements of financial position and consolidated statements of operations prior to February 26, 2009. The lack of comparable historical financial information may discourage investors from purchasing our capital stock.

Our emergence from Chapter 11 bankruptcy proceedings may limit our ability to offset future U.S. taxable income with tax losses and credits incurred prior to emergence from Chapter 11 bankruptcy proceedings.

        In connection with our emergence from Chapter 11 bankruptcy proceedings, we were able to retain a portion of our U.S. net operating loss and tax credit carryforwards (collectively, the "Tax Attributes"). However, Internal Revenue Code ("IRC") Sections 382 and 383 provide an annual limitation with respect to the ability of a corporation to utilize its Tax Attributes against future U.S. taxable income in the event of a change in ownership. Our emergence from Chapter 11 bankruptcy proceedings is considered a change in ownership for purposes of IRC Section 382. In our situation, the limitation under the IRC will be based on the value of our Common Stock on or around the time of emergence, and increased to take into account the recognition of built-in gains. As a result, our future U.S. taxable income may not be fully offset by the Tax Attributes if such income exceeds our annual limitation, and we may incur a tax liability with respect to such income. In addition, subsequent changes in ownership for purposes of the IRC could further diminish our ability to utilize Tax Attributes.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        The table below sets forth certain information regarding the material owned and leased properties of Accuride as of December 31, 2009. We believe these properties are suitable and adequate for our business.

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

Item 3.    Legal Proceedings

        Neither Accuride nor any of our subsidiaries is a party to any legal proceeding which, in the opinion of management, would have a material adverse effect on our business or financial condition. However, we from time-to-time are involved in ordinary routine litigation incidental to our business, including actions related to product liability, contractual liability, intellectual property, workplace safety and environmental claims. We establish reserves for matters in which losses are probable and can be reasonably estimated. While we believe that we have established adequate accruals for our expected future liability with respect to our pending legal actions and proceedings, our liability with respect to any such action or proceeding may exceed our established accruals. Further, litigation that may arise in the future may have a material adverse effect on our financial condition.

        On October 8, 2009, Accuride and its domestic subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). On February 18, 2010, the Bankruptcy Court entered an Order Confirming the Third Amended Joint Plan of Reorganization, which approved and confirmed the Plan of Reorganization, as modified by the confirmation order. On February 26, 2010 (the "Effective Date"), the Plan of Reorganization became effective and we emerged from Chapter 11 bankruptcy proceedings. During the pendency of the bankruptcy, we operated our business as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.

        For more information, please see "Item 1.—Business—Chapter 11 Proceedings" in this annual report.

Item 4.    Reserved

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Prepetition Common Stock

        Our prepetition common stock began trading publicly on the New York Stock Exchange (the "NYSE") on April 26, 2005, under the symbol "ACW." Prior to that date, there was no public market for our common stock. On November 7, 2008, NYSE Regulation, Inc. ("NYSER") issued a written notice that trading of our common shares would be suspended prior to NYSE's opening on Wednesday, November 12, 2008, and that NYSER would initiate procedures to delist our common stock. NYSER concluded we were not in compliance with NYSE's continued listing standard under Section 802.01B of the NYSE Listed Company Manual (the "Listed Company Manual") because the average global market capitalization of our common stock was less than $25 million over a consecutive 30 trading-day period as of November 5, 2008, which the NYSE viewed as the minimum threshold for continued listing. Additionally, NYSER noted that Accuride had fallen below the continued listing standard under Section 802.01B(1) of the Listed Company Manual which required average global market capitalization over a consecutive 30 trading-day period of not less than $75 million and stockholder's equity of not less than $75 million. Our prepetition common stock commenced trading on the OTCBB on November 12, 2008, under the symbol "AURD."

        The following table sets forth the high and low sale prices, or OTCBB quotations, as applicable, of our prepetition common stock during 2008 and 2009.

	High	Low
Fiscal Year Ended December 31, 2008
First Quarter	$8.48	$5.51
Second Quarter	$8.93	$3.95
Third Quarter	$4.28	$0.55
Fourth Quarter	$1.66	$0.13
Fiscal Year Ended December 31, 2009
First Quarter	$0.46	$0.15
Second Quarter	$0.49	$0.18
Third Quarter	$0.61	$0.20
Fourth Quarter	$0.40	$0.11

        On the Effective Date of our Plan of Reorganization, our prepetition Common Stock was cancelled.

Postpetition Common Stock

        On the Effective Date of the Plan of Reorganization, our postpetition Common Stock was issued. Our postpetition Common Stock now trades on the OTCBB under the symbol "ACUZ" and our Warrants trade on the OTCBB under the symbol "ACUZW." As of March 26, 2010, there were approximately 45 holders of record of our postpetition Common Stock, although there are substantially more beneficial owners.

DIVIDEND POLICY

        We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings, and we do not anticipate paying any cash dividends on our postpetition Common Stock. In addition, both our prepetition and postpetition senior credit facilities and the indenture governing our convertible notes restrict our ability to pay dividends. See

"Management's Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity." Any future determination to pay dividends will be at the discretion of our Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects and other factors that our Board of Directors considers relevant.

STOCK OPTION AND PURCHASE PLAN

        In 2005, we adopted the Accuride 2005 Incentive Award Plan (the "Incentive Plan"), and the Accuride Employee Stock Purchase Plan ("ESPP"). Up to 3,633,988 shares of our common stock were reserved for issuance upon the grant or exercise of Awards as defined in the Incentive Plan. Under the ESPP, we reserved 653,595 shares as available to issue to all of our eligible employees as determined by the Board of Directors, all of which were issued in the offering period corresponding to the fourth quarter of 2008.

        As of February 26, 2010, all outstanding equity awards under the Incentive Plan and the ESPP were either cancelled or fully-vested, pursuant to the terms of the Plan of Reorganization. The value of the awards vested was approximately $16,000. On the Effective Date of our Plan of Reorganization, the Incentive Plan and ESPP were cancelled.

        The Plan of Reorganization contemplated that Accuride will establish an equity incentive program for certain eligible employees. The specific provisions of the equity incentive plan have not yet been determined. The Compensation Committee of the Board of Directors is expected to recommend an equity incentive plan to the full Board of Directors, and the full Board of Directors is expected to make a determination based on that recommendation.

PERFORMANCE GRAPH

        The following graph shows the total stockholder return of an investment of $100 in cash on April 26, 2005, the date public trading commenced in our prepetition common stock, for (i) our prepetition common stock, (ii) the S&P 500 Index, and (iii) a peer group of companies we refer to as "Commercial Vehicle Suppliers." We believe that a peer group of representative independent automotive suppliers of approximately comparable size and products to Accuride is appropriate for comparing shareowner return. The Commercial Vehicle Suppliers group consists of ArvinMeritor, Inc., Commercial Vehicle Group, Inc., Cummins, Inc., Eaton Corporation, and Stoneridge, Inc. All values assume reinvestment of the full amount of all dividends and are calculated through December 31, 2009.

        On the Effective Date of the Plan of Reorganization, our prepetition common stock was cancelled and our postpetition Common Stock was issued. The graph below does not present any information regarding our postpetition Common Stock.

	April 26, 2005	December 31, 2005	December 31, 2006	December 31, 2007	December 31, 2008	December 31, 2009
Accuride Corporation	$100.0	$143.3	$125.1	$87.3	$2.6	$3.7
S&P 500 Index	$100.0	$108.4	$123.1	$127.5	$77.1	$95.7
Commercial Vehicle Suppliers	$100.0	$111.4	$135.7	$179.0	$80.2	$131.6

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

Selected Historical Operations Data (In thousands, except per share data)

	2009(1)	2008	2007	2006	2005
Operating Data:
Net sales	$570,193	$931,409	$1,013,686	$1,408,155	$1,229,311
Gross profit (loss)(a)	(2,302)	55,600	86,494	196,897	201,136
Operating expenses(b)	59,463	55,202	55,798	53,458	51,601
Intangible asset impairment expenses(c)	3,330	277,041	1,100	—	—
Income (loss) from operations(k)	(65,095)	(276,643)	29,596	143,439	149,535
Operating income (loss) margin(d)	(11.4)%	(29.7)%	2.9%	10.2%	12.2%
Interest expense, net(e)	(59,753)	(51,400)	(48,344)	(50,910)	(66,643)
Loss on extinguishment of debt	(5,389)	—	—	—	(4,474)
Equity in earnings of affiliates(f)	—	—	—	621	455
Other income (expense), net(g)	6,888	(4,821)	6,978	602	565
Reorganization items(k)	(14,379)	—	—	—	—
Income tax (expense) benefit	(2,384)	4,598	3,131	(28,619)	(28,209)
Net income (loss)	(140,112)	(328,266)	(8,639)	65,133	51,229
Other Data:
Net cash provided by (used in):
Operating activities	(39,312)	(9,165)	82,942	151,013	91,915
Investing activities	(34,873)	(35,307)	(36,366)	(40,795)	(47,606)
Financing activities	7,030	77,213	(65,845)	(48,429)	(67,737)
Adjusted EBITDA(h)	23,671	79,012	113,405	218,870	202,019
Depreciation, amortization, and impairment(i)	55,665	323,203	62,686	67,029	45,552
Capital expenditures	20,364	29,685	36,499	42,189	39,958
Balance Sheet Data (end of year):
Cash and cash equivalents	$56,521	$123,676	$90,935	$110,204	$48,415
Working capital(j)	65,803	58,465	72,476	101,137	106,256
Total assets	671,670	808,550	1,113,634	1,233,187	1,220,354
Total debt	397,472	651,169	572,725	642,725	697,725
Liabilities subject to compromise(k)	302,114	—	—	—	—
Stockholders' equity (deficiency)	(228,266)	(73,815)	273,800	263,582	175,743
Earnings (Loss) Per Share Data:(l)
Basic	$(3.59)	$(9.24)	$(0.25)	$1.90	$1.74
Diluted	(3.59)	(9.24)	(0.25)	1.88	1.70
Weighted average common shares outstanding:
Basic	39,028	35,538	35,179	34,280	29,500
Diluted	39,028	35,538	35,179	34,668	30,075

(1)
Debtors-in-possession as of October 8, 2009

(a)
Gross profit for 2005 reflects $0.7 million of pension curtailment costs associated with our facility in Rockford, Illinois. Gross profit for 2006 was impacted by a $10.4 million increase in revenue from a resolution of a commercial dispute with a customer, accelerated depreciation expense of certain light wheel assets in our London, Ontario, and Monterrey, Mexico, facilities of $16.3 million, a loss of $1.4 million from a sale of property in Columbia, Tennessee, an impairment of tooling assets in our Piedmont, Alabama, facility of $2.3 million and a non-cash pension curtailment charge of $2.5 million in our London, Ontario, facility. Gross profit for 2007 was impacted by a $10.6 million increase in revenue from a 2006 resolution of a commercial dispute with a customer, depreciation expense of certain Wheel assets of $12.8 million associated the acceleration of depreciation in 2006, a non-cash post-employment benefit curtailment charge of $1.2 million due to a plan amendment at our Erie, Pennsylvania facility, and a non-cash curtailment charge of $9.1 million in our London, Ontario, facility. Gross profit for 2008 was impacted by $7.7 million of costs related to a labor disruption at our Rockford, Illinois, facility, a $7.4 million charge for restructuring that was primarily severance-related, $3.1 million non-cash charge for the loss on a sale of assets at our Anniston, Alabama, facility, and $2.8 million in other severance charges unrelated to our restructuring activities. Gross profit for 2009 was impacted by non-cash pension curtailment charges of $2.9 million in our London, Ontario facility, operational restructuring related charges of $5.2 million primarily due to warehouse abandonment charges and employee severance related items, and $5.8 million in other severance charges unrelated to our restructuring activities.

(b)
Includes $0.3 million, $2.4 million, $2.7 million, and $1.5 million of stock-based compensation expense during the years ended December 31, 2009, 2008, 2007, and 2006, respectively. Operating expenses for 2009 reflects $25.9 million of charges related to our credit agreement and Chapter 11 filing.

(c)
During 2007, an intangible asset impairment of $1.1 million was recorded related to our Gunite trade name. During 2008, a goodwill and intangible asset impairment charge of $277.0 million was recognized. In 2009, an intangible asset impairment of $3.3 million was recorded related to our Components trade names. (See Note 4 to our Consolidated Financial Statements.)

(d)
Represents operating income as a percentage of sales.

(e)
Includes $1.6 million for fees related to an amendment of covenants during the year ended December 31, 2007. Includes $20.0 million of refinancing costs incurred during the year ended December 31, 2005.

(f)
Includes our income from AOT, Inc., a joint venture in which we owned a 50% interest through October 31, 2006. On October 31, 2006, Accuride acquired the remaining interest from Goodyear, making AOT, Inc. a wholly-owned subsidiary of the Company.

(g)
Consists primarily of realized and unrealized gains and losses related to the changes in foreign currency exchange rates.

(h)
We define Adjusted EBITDA as our net income or loss before income tax expense or benefit, interest expense, net, depreciation and amortization, restructuring, severance, and other charges, impairment, and currency losses, net. Adjusted EBITDA has been included because we believe that it is useful for us and our investors to measure our ability to provide cash flows to meet debt service. Adjusted EBITDA should not be considered an alternative to net income (loss) or other traditional indicators of operating performance and cash flows determined in accordance with accounting principles generally accepted in the United States ("GAAP"). We present the table of Adjusted EBITDA because covenants in the agreements governing our material indebtedness contain ratios based on this measure on a quarterly basis. While Adjusted EBITDA is used as a measure of liquidity and the ability to meet debt service requirements, it is not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculations. Our reconciliation of net income (loss) to Adjusted EBITDA is as follows:

	Year Ended December 31,
	2009	2008	2007	2006	2005
Net income (loss)	$(140,112)	$(328,266)	$(8,639)	$65,133	$51,229
Income tax expense (benefit)	2,384	(4,598)	(3,131)	28,619	28,209
Interest expense, net	65,142	51,400	48,344	50,910	71,117
Depreciation and amortization	52,335	46,162	61,583	67,029	45,552
Goodwill & intangible asset impairment	3,330	277,041	1,103	—	—
Restructuring, severance and other charges(1)	46,867	29,665	17,919	5,737	6,477
Other items related to our credit agreement(2)	(6,275)	7,608	(3,774)	1,442	(565)

Adjusted EBITDA	$23,671	$79,012	$113,405	$218,870	$202,019

(1)
Restructuring, severance and other charges, are as follows:

	Year Ended December 31,
	2009	2008	2007	2006	2005
Restructuring, severance, and curtailment charges	$11,573	$15,698	$17,227	$3,626	$1,306
Business interruption costs less recoveries(i)	—	—	(3,225)	—	(871)
Strike avoidance costs(ii)	—	7,653	2,141	—	—
Loss on sale of assets(iii)	256	3,057	—	112	—
Other unusual items(iv)	35,038	3,257	1,776	1,999	6,042

Total	$46,867	$29,665	$17,919	$5,737	$6,477

(i)
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

(ii)
In 2008 and 2007, we incurred $7.7 million and $2.1 million, respectively, for lockout related costs associated with the expiration of the labor contract at our facility in Rockford, Illinois.

(iii)
In 2008, we recognized a loss on the sale of assets at our Anniston, Alabama, facility of $3.1 million and charges of $0.2 million were recognized in 2009 as part of the 2008 sale of assets.

(iv)
Other unusual items in 2009 included $31.6 million of reorganization and prepetition professional fees and $3.4 million for warehouse abandonment costs associated with the consolidation of our Taylor and Bristol warehouses. Other unusual items in 2008 included $3.3 million for product development costs in our seating business. Other unusual items in 2007 included $0.5 million for fees associated with our secondary stock offerings. Other unusual items in 2006 included $1.3 million for write-downs and fees related to the sale of our Columbia, Tennessee, facility and $0.7 million for other non-operating/non-recurring items at our Erie, Pennsylvania, facility. Other unusual items in 2005 included $0.8 million for fees associated with our secondary stock offering, $0.3 million inventory write-down for a business exit, and $4.9 million related to charges associated with the TTI merger.

(2)
Items related to our credit agreement refer to other amounts utilized in the calculation of financial covenants in Accuride's senior debt facility. Items related to our credit agreement that are included in this summary are primarily currency gains or losses and non-cash related charges for share-based compensation.

	Year Ended December 31,
	2009	2008	2007	2006	2005
Currency gains and losses	$(6,608)	$5,174	$(6,493)	$(58)	$(565)
Non-cash share-based compensation	333	2,434	2,719	1,500	—

Total	$(6,275)	$7,608	$(3,774)	$1,442	$(565)

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

(k)
As a result of the Chapter 11 filings, the payment of prepetition indebtedness is subject to compromise or other treatment under a plan of reorganization. In accordance with applicable accounting standards, we are required to segregate and disclose all prepetition liabilities that are subject to compromise. Refer to Note 6, Debt and Note 1, Significant Accounting Policies, Liabilities Subject to Compromise to the consolidated financial statements. In addition, the standards require the recognition of certain transactions directly related to the reorganization as reorganization expense in the statement of operations. We recorded reorganization expense of $14.4 million for 2009. We also incurred $17.0 million of prepetition professional fees during 2009 related to our reorganization.

(l)
Basic and diluted earnings per share data are calculated by dividing net income (loss) by the weighted average basic and diluted shares outstanding.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") describes matters we consider important to understanding the results of our operations for each of the three years in the period ended December 31, 2009, and our capital resources and liquidity as of December 31, 2009 and 2008, and the Effective Date.

        The following discussion should be read in conjunction with "Selected Consolidated Financial Data" and our Consolidated Financial Statements and the notes thereto, all included elsewhere in this report. The information set forth in this MD&A includes forward-looking statements that involve risks and uncertainties. Many factors could cause actual results to differ from those contained in the forward-looking statements including, but not limited to, those discussed in Item 7A. "Quantitative and Qualitative Disclosure about Market Risk," Item 1A. "Risk Factors" and elsewhere in this report.

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

        Our diversified customer base includes substantially all of the leading commercial vehicle OEMs, such as Daimler Truck North America, LLC, with its Daimler Truck North America, Sterling and Western Star brand trucks, PACCAR., with its Peterbilt and Kenworth brand trucks, Navistar, with its International brand trucks, and Volvo/Mack, with its Volvo and Mack brand trucks. Our primary commercial trailer customers include leading commercial trailer OEMs, such as Great Dane Limited Partnership and Wabash National, Inc. Our major light truck customer is General Motors Corporation. Our product portfolio is supported by strong sales, marketing and design engineering capabilities and is manufactured in 17 strategically located, technologically-advanced facilities across the United States, Mexico and Canada.

Business Outlook

        Recent global market and economic conditions have been unprecedented and challenging with tighter credit conditions and recession in most major economies continuing into 2010. As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide credit to businesses and consumers. These factors have lead to a decrease in spending by businesses and consumers alike. Continued turbulence in the U.S. and international markets and economies and prolonged declines in business and consumer spending may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our customers, including our ability to refinance maturing liabilities and access the capital markets to meet liquidity needs.

        The heavy- and medium-duty truck and commercial trailer markets and the related aftermarket are the primary drivers of our sales. These markets are, in turn, directly influenced by conditions in the North American truck industry generally by conditions in other industries which indirectly impact the truck industry, such as the home-building industry, and by overall economic growth and consumer spending. Accordingly, the current economic conditions described above have led to a severe and ongoing downturn in the North American truck and vehicle supply industries, which has resulted in a significant decline in our sales volume and necessitated our bankruptcy filings in October 2009, as described above in "Item 1—Business—Chapter 11 Proceedings." Although current industry forecasts predict a modest improvement in commercial vehicle production in 2010, we cannot accurately predict how prolonged the current downturn may be, and this downturn may lead to further reduced spending and deterioration in the North American truck and vehicle supply industries for the foreseeable future. We emerged from bankruptcy with reduced financial leverage and an improved capital structure, which we believe will better enable us to operate in this economic environment. However, we continue to be a highly leveraged company, and a delayed or failed economic recovery would continue to have a material adverse effect on our business, results of operations and financial condition.

        Using the commercial vehicle industry production forecasts discussed below, we expect results from operations to improve in 2010 compared to 2009 due to increased demand for our product, improved operational efficiencies, and reduced fees and expenses related to our senior credit facilities. During 2010, we expect to recognize approximately $20 million of professional and other fees related to our Plan of Reorganization.

Operational Restructuring

        During 2008, in response to the slow commercial vehicle market and the decline of sales, management undertook a review of current operations that led to a comprehensive restructuring plan. During 2008, we approved a restructuring plan to more appropriately align our workforce in response to the relatively slow commercial vehicle market. Continuing into 2009, we announced additional restructuring actions that focused on the consolidation of several of our facilities.

        Costs incurred in accordance with ASC 420-10, Exit or Disposal Cost Obligations are shown below by reportable segment:

	Year Ended December 31, 2009	Year Ended December 31, 2008
Wheels
Employee severance costs	$606	$3,819
Pension curtailment	—	1,063
Lease and other contractual commitments	141	—

Subtotal	747	4,882
Components
Employee severance costs	182	1,863
Lease and other contractual commitments	3,219	—
Other asset disposals	—	252

Subtotal	3,401	2,115
Other
Employee severance costs	—	95

Subtotal	—	95
Corporate
Employee severance costs	1,037	2,226
Impaired investments and other charges	—	3,094

Subtotal	1,037	5,320

Total	$5,185	$12,412

        Of the $12.4 million restructuring expenses recognized in 2008, $7.4 million was recorded in cost of goods sold and the remaining $5.0 million was recorded in selling, general and administrative operating expenses. Of the $5.2 million restructuring expenses recorded in 2009, $4.2 million was recorded in cost of goods sold and the remaining $1.0 million was recorded in selling, general, and administrative operating expenses.

        The following is a reconciliation of the beginning and ending restructuring reserve balances for the periods ended December 31, 2008 and 2009:

	Employee Severance Costs	Lease and Other Contractual Costs	Total
Balance January 1, 2008	$—	$—	$—
Costs incurred and charged to operating expenses	1,914	—	1,914
Costs incurred and charged to cost of goods sold	6,089		6,089
Costs paid or otherwise settled	(3,722)	—	(3,722)

Balance December 31, 2008	$4,281	$—	$4,281
Costs incurred and charged to operating expenses	1,037	—	1,037
Costs incurred and charged to cost of goods sold	788	3,360	4,148
Adjustments(1)	—	59	59
Costs paid or otherwise settled	(5,420)	(259)	(5,679)

Balance at December 31, 2009	$686	$3,160	$3,846

(1)
Represents accretion of interest on discounted restructuring liabilities.

        The remaining accrued liabilities as of December 31, 2009, related to the operational restructuring will be paid during 2010.

Liabilities Subject to Compromise

        In accordance with applicable accounting standards, we are required to segregate and disclose all prepetition liabilities that are subject to compromise. Liabilities subject to compromise should be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. Unsecured liabilities of the Debtors, other than those specifically approved for payment by the Court, have been classified as liabilities subject to compromise. Liabilities subject to compromise are adjusted for changes in estimates and settlements of prepetition obligations. The key factors which impact our estimates are (1) court actions; (2) further developments with respect to disputed claims; (3) determinations of the secured status of certain claims; and (4) the values of any collateral securing such claims.

Results of Operations

Comparison of Fiscal Years 2009 and 2008

        The following table sets forth certain income statement information for the fiscal years 2009 and 2008:

(In thousands)	Fiscal 2009		Fiscal 2008
Net sales:
Wheels	$238,745	41.9%	$391,433	42.1%
Components	298,726	52.4%	492,025	52.8%
Other	32,722	5.7%	47,951	5.1%

Total net sales	$570,193	100.0%	$931,409	100.0%
Gross profit (loss):
Wheels	21,052	8.8%	65,018	16.6%
Components	(27,823)	(9.3)%	(18,728)	(3.8)%
Other	8,259	25.2%	13,226	27.6%
Corporate	(3,790)	—%	(3,916)	—%

Total gross profit (loss)	(2,302)	(0.4)%	55,600	6.0%
Operating expenses	42,448	7.4%	55,202	5.9%
Prepetition professional fees	17,015	3.0%	—	—%
Goodwill and intangible asset impairments	3,330	0.6%	277,041	29.7%
Loss from operations	(65,095)	(11.4)%	(276,643)	(29.7)%
Interest (expense), net	(59,753)	(10.5)%	(51,400)	(5.5)%
Loss on extinguishment of debt	(5,389)	(0.9)%	—	—%
Other income (loss)	6,888	1.2%	(4,821)	(0.5)%
Reorganization items	14,379	2.5%	—	—%
Income tax expense (benefit)	2,384	0.4%	(4,598)	(0.5)%
Net loss	$(140,112)	(24.6)%	$(328,266)	(35.2)%

        Net Sales.    Net sales for the year ended December 31, 2009 were $570.2 million, which decreased 38.8% compared to net sales of $931.4 million for the year ended December 31, 2008. The decreases in our Wheels and Components segments were primarily a result of the significantly reduced demand in the commercial vehicle industry, caused by the deepening economic recession during 2009.

        Gross Profit (Loss).    Gross profit decreased $57.9million to a loss of $2.3million for the year ended December 31, 2009 from $55.6 million for the year ended December 31, 2008 primarily due to reduced sales and operating inefficiencies related to low production volume. Gross profit as a percent of sales dropped from 6.0% to (0.4)%, due to our Wheels segment's gross margin of 16.6% in 2008 dropping to 8.8% in 2009 primarily due to production inefficiencies caused by reduced sales. Included in 2009 in our Components segment were $3.2 million of costs related to lease abandonment charges recognized related to consolidating our warehouses.

        Operating Expenses.    Operating expenses decreased $12.8 million to $42.4 million for the year ended December 31, 2009 from $55.2 million for the year ended December 31, 2008. This decrease was primarily due to reduced salary and incentive compensation due to lower headcount in 2009 as well as charges incurred in 2008 relating to $5.0 million of restructuring costs and $4.3 million of research and development costs.

        Interest Expense.    Net interest expense increased $8.4million to $59.8 million for the year ended December 31, 2009 from $51.4 million for the year ended December 31, 2008. The increase was due to having a higher net debt position in 2009 along with higher interest rates and also related to bank fees for amendment and temporary waivers to our credit facilities in 2009. No interest expense was recognized subsequent to October 8, 2009 for our prepetition senior subordinated notes.

        Reorganization Items.    ASC 852 requires the recognition of certain transactions directly related to the reorganization as reorganization expense in the statement of operations. The reorganization expense of $14.4 million for 2009 consisted of $10.8 million professional fees directly related to reorganization and a $3.6 million loss on deferred financing fees related to our prepetition senior subordinated notes that have been included in Liabilities Subject to Compromise. In addition, we incurred $17.0 million of prepetition professional fees in 2009 directly related to our reorganization, which we reported separately in the statement of operations.

        Income Tax Provision.    Income tax expense increased $7.0 million to $2.4 million in 2009 from a tax benefit recorded in 2008 of $4.6 million. Our provision for income taxes was significantly impacted by the recognition of additional valuation allowance of $54.1 million.

        Net Loss.    We had a net loss of $140.1 million for the year ended December 31, 2009 compared to a net loss of $328.3 million for the year ended December 31, 2008. The decrease to our Net Loss was primarily due to the pre-tax $277.0 million impairment recognized during 2008 partially offset by lower gross profits due to reduced net sales as well as reorganization costs recognized in 2009.

Comparison of Fiscal Years 2008 and 2007

        The following table sets forth certain income statement information for the fiscal years 2008 and 2007:

(In thousands)	Fiscal 2008		Fiscal 2007
Net sales:
Wheels	$391,433	42.1%	$477,115	47.1%
Components	492,025	52.8%	491,324	48.5%
Other	47,951	5.1%	45,247	4.4%

Total net sales	$931,409	100.0%	$1,013,686	100.0%
Gross profit:
Wheels	65,018	16.6%	69,555	14.6%
Components	(18,728)	(3.8)%	7,108	1.4%
Other	13,226	27.6%	11,676	25.8%
Corporate	(3,916)	—%	(1,845)	—%

Total gross profit	55,600	6.0%	86,494	8.5%
Operating expenses	55,202	5.9%	55,798	5.5%
Goodwill and intangible asset impairments	277,041	29.7%	1,100	0.1%
Income (loss) from operations	(276,643)	(29.7)%	29,596	2.9%
Interest (expense), net	(51,400)	(5.5)%	(48,344)	(4.8)%
Other income (loss)	(4,821)	(0.5)%	6,978	0.7%
Income tax benefit	(4,598)	(0.5)%	(3,131)	(0.3)%
Net loss	$(328,266)	(35.2)%	$(8,639)	(0.9)%

        Net Sales.    Net sales for the year ended December 31, 2008 were $931.4 million, which decreased 8.1% compared to net sales of $1,013.7 million for the year ended December 31, 2007. The decrease in net sales in our Wheels segment was primarily a result of the reduced demand in the commercial vehicle industry along with approximately $10 million of reduced pricing. Our Components segment increased net sales mostly due to approximately $42 million of price increases realized to offset increased material costs. The Other segment's revenues also increased due to other price increases realized to offset increased material costs.

        Gross Profit.    Gross profit decreased $30.9 million to $55.6 million for the year ended December 31, 2008 from $86.5 million for the year ended December 31, 2007 primarily due to reduced sales and operating inefficiencies related to low production volume. Gross profit as a percent of sales dropped from 8.5% to 6.0%, due to our Components segment's gross margin of 1.4% in 2007 dropping to a loss of 3.8% in 2008 primarily due to production inefficiencies caused by reduced sales. Included in 2008 were $7.4 million of severance and other expenses related to restructuring. Included in 2008 and 2007 in our Components segment were $7.7 million and $2.1 million, respectively, of costs related to a labor disruption at our Rockford, Illinois, facility. Included in 2007 results in our Wheels segment are additional severance and other charges of $16.7 million primarily related to a reduction-in-force in our Canadian facility, accelerated depreciation of $12.8 million, and recognition of a gain of $3.8 million from an insurance settlement.

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

        Interest Expense.    Net interest expense increased $3.1 million to $51.4 million for the year ended December 31, 2008 from $48.3 million for the year ended December 31, 2007. The increase of expense is attributable to $5.7 million of losses from our interest rate swap agreements in the current year compared to $0.3 million of gains in 2007's results, partially offset by a decrease in interest expense related to reduced debt and $1.6 million of costs incurred in 2007 related to amending our credit agreements.

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

        Net Loss.    We had a net loss of $328.3 million for the year ended December 31, 2008 compared to a net loss of $8.6 million for the year ended December 31, 2007. This was primarily a result of the lower gross profit due to the reduction in sales demand and the goodwill and other intangible asset impairments recognized during 2008.

Changes in Financial Condition

        At December 31, 2009, we had total assets of $671.7 million, as compared to $808.6 million at December 31, 2008. The $136.9 million, or 16.9%, decrease in total assets primarily resulted from the reduction of cash of $67.2 million, a net reduction of property, plant, and equipment of $29.1 million and reduction of inventory of $28.1 million.

        We define working capital as current assets less current liabilities, excluding net debt. We use working capital and cash flow measures to evaluate the performance of our operations and our ability to meet our financial obligations. We require working capital investment to maintain our position as a leading manufacturer and supplier of commercial vehicle components. We continue to strive to align our working capital investment with our customers' purchase requirements and our production schedules.

        The following table summarizes the major components of our working capital as of the periods listed below:

	December 31, 2009	December 31, 2008
Accounts receivable	$66,301	$78,219
Inventories and supplies	67,342	97,306
Deferred income taxes (current)	2,811	1,955
Other current assets	6,162	6,603
Accounts payable	(31,277)	(63,937)
Accrued payroll and compensation	(14,318)	(19,651)
Accrued interest payable	(3,571)	(12,505)
Accrued workers compensation	(7,038)	(7,969)
Other current liabilities	(20,609)	(21,556)

Working Capital	$65,803	$58,465

        Significant changes in net working capital from December 31, 2008 include:

  •
  A decrease in receivables of $11.9 million due to the reduction in sales,

  •
  A decrease in inventories and supplies of $30.0 million due to the reduction in sales demand,

  •
  A decrease in accounts payable of $32.7 million due to the reduction in amounts due related to inventory and other purchases, as well as the impact of reduced terms with our suppliers,

  •
  A decrease in accrued payroll and compensation of $5.4 million primarily due to not having a liability in the current year for certain incentive and other compensation programs, and

  •
  A decrease in accrued interest payable of $8.9 million primarily due to the Company not accruing interest on our prepetition Notes and PIK interest shown in debt.

Capital Resources and Liquidity

        Historically, our primary sources of liquidity have been cash flows from operations and borrowings under our senior credit facilities. Due to the downturn in the commercial vehicle supply industry and the economy in general, in 2009, we experienced a reduction in cash flows from operations and increasingly relied on borrowings under our senior credit facilities, including the revolving credit facility under our prepetition senior credit facility and our DIP credit facility, as well as cash reserves, to meet our liquidity requirements. Some of the cash reduction experienced in 2009, however, was offset by the implementation of our operational restructuring initiatives, for which we expect to see a continued benefit in 2010, and a reduction in capital expenditures. On the Effective Date of the Plan of Reorganization, we emerged from bankruptcy with a new capital structure which reduces our annual debt payments. Based on the commercial vehicle industry production forecasts included in this report, we expect to generate sufficient cash to meet our liquidity needs in 2010.

Operating Activities

        Net cash used in operating activities for the year ended December 31, 2009 amounted to $39.3 million compared to a use of $9.2 million for the year ended December 31, 2008. This increase in funds used was primarily a result of reduced demand for our products during 2009 and approximately $23 million in fees and other expenses related to our credit agreement that were paid during 2009. During 2010, we expect to pay an additional $20 million in fees and other expenses related to our credit agreement.

Investing Activities

        Net cash used in investing activities totaled $34.9 million for the year ended December 31, 2009, compared to a use of $35.3 million for the year ended December 31, 2008. Our most significant cash outlays for investing activities are the purchases of property, plant, and equipment. Our capital expenditures in 2009 were $20.4 million compared to capital expenditures of $29.7 million in 2008. Cash generated from operations and existing cash reserves funded these expenditures. In 2009 we had cash inflows of $3.9 million related to the sale of certain marketable securities during the year compared to cash use of $5.0 million in 2008 for purchases of marketable securities. During 2009, we had cash outflows of $18.7 million related to restricted cash from drawn letters of credit. Capital expenditures for 2010 are expected to range from $17 million and $22 million, which we expect to fund through our cash from operations and existing cash reserves. Due to the continued challenges facing our industry and the economy as a whole, we are managing our capital expenditures very closely in order to preserve liquidity throughout 2010 while still maintaining our production capacity and making investments necessary to meet competitive threats and to seize upon growth opportunities.

Financing Activities

        Net cash provided by financing activities for the year ended December 31, 2009 totaled $7.0 million, compared to net cash provided by financing activities of $77.2 million for the year ended December 31, 2008. During 2009, we received $21.5 million from our DIP credit facility and had net cash outflows for our revolving credit facility of $3.7 million compared to increasing our borrowings of our revolving credit facility by $78.4 million in 2008. During 2009, we also incurred $10.8 million in fees associated with amending our credit facilities.

Bank Borrowing

Prepetition Senior Credit Facility

        Effective January 31, 2005, we entered into a fourth amended and restated credit agreement, which, as amended, we refer to as our prepetition senior credit facility, in conjunction with the acquisition of TTI to refinance substantially all of our credit facilities, as well as the senior bank debt and subordinated debt of TTI. Prior to our bankruptcy filing, our prepetition credit facility consisted of (i) a term facility in an aggregate principal amount of $550 million that required annual amortization payments of 1% per year, which would have matured on January 31, 2012, and (ii) a revolving credit facility in an aggregate amount of $100 million (comprised of a $76 million U.S. revolving credit facility and a $24 million Canadian revolving credit facility) which would have matured on January 31, 2010.

        The loans under our prepetition senior credit facility were secured by, among other things, a lien on substantially all of our U.S. properties, assets and domestic subsidiaries and a pledge of 65% of the stock of our foreign subsidiaries. The loans under the Canadian revolving facility were secured by substantially all the properties and assets of Accuride Canada, Inc. As of December 31, 2009, the outstanding balance on the term debt was $304.0 million. The U.S. and Canadian revolving credit facilities were drawn down $34.1 million and $22.0 million, respectively, and drawn letters of credit were $15.5 million as of December 31, 2009, leaving availability of approximately $1.5 million, which considers outstanding letters of credit of $2.7 million and excludes $24.2 million of the revolving credit facility held by Lehman Commercial Paper, Inc.

        The prepetition credit facility was amended and restated pursuant to the Plan of Reorganization on the Effective Date, as discussed below.

Debtor-in-Possession Credit Facility

        In connection with our Chapter 11 filing, we entered into a superpriority secured ABL revolving credit facility of $25 million and a term loan first-in, last-out facility of $25 million, which we refer to together as the DIP credit facility. The $25 million of ABL loans under the DIP credit facility bore interest, at our election, at a rate of LIBOR + 6.50% (with a LIBOR floor of 2.50%) or Base Rate + 5.50% (with a Base Rate floor of 3.50%), and the $25 million of first-in, last-out term loans under the DIP credit facility bore interest, at our election, at a rate of LIBOR + 7.50% (with a LIBOR floor of 2.50%) or Base Rate + 6.50% (with a Base Rate floor of 3.50%).

        The use of proceeds under the DIP credit facility were limited to working capital and other general corporate purposes consistent with a budget that we presented to the administrative agent, including payment of costs and expenses related to the administration of the bankruptcy proceedings and payment of other expenses as approved by the bankruptcy court. Upon the Effective Date of the Plan of Reorganization, all amounts outstanding under the DIP credit facility were paid and the DIP credit facility was terminated in accordance with its terms.

Postpetition Senior Credit Facility

        On the Effective Date of the Plan of Reorganization, we entered into the fifth amendment and restatement to our prepetition senior credit facility, which we refer to as the postpetition senior credit facility. As of the Effective Date, under our postpetition senior credit facility Accuride has outstanding term loans of $287,019,628 and outstanding letters of credit in the stated amount of $2,000,000 and Accuride Canada Inc. has outstanding term loans of $22,000,000. The interest rate for all loans will be, at our option, LIBOR + 6.75% (with a LIBOR floor of 3.00%) or Base Rate + 5.75% (with a Base Rate floor of 4.00%). The maturity for all loans and reimbursements of draws under the letters of credit is June 30, 2013.

        With certain exceptions, our postpetition senior credit facility requires us to prepay loans with (i) 100% of excess cash flow (commencing with the fiscal year ending December 31, 2010), (ii) 100% of net proceeds from asset sales, (iii) 100% of new proceeds from new debt issuances, (iv) 100% of net cash proceeds from equity issuances and (v) 100% of cash received by us from third parties that are holding cash from letters of credit that they have drawn.

        The loans under our postpetition senior credit facility are secured by, among other things, a lien on substantially all of our U.S. and Canadian properties, assets and domestic subsidiaries and a pledge of 65% of the stock of our foreign subsidiaries.

Bond Financing

Prepetition Senior Subordinated Notes

        On January 31, 2005, we issued $275 million aggregate principal amount of 8 1/2% senior subordinated notes due 2015 in a private placement transaction. Interest on the prepetition senior subordinated notes was payable on February 1 and August 1 of each year, beginning on August 1, 2005. The prepetition senior subordinated notes would have matured on February 1, 2015 and were redeemable, at our option, in whole or in part, at any time on or before February 1, 2010 in cash at the redemption prices set forth in the indenture, plus interest. The prepetition senior subordinated notes were general unsecured obligations ranking senior in right of payment to all of our existing and future subordinated indebtedness. The prepetition senior subordinated notes were subordinated to all of our existing and future senior indebtedness including indebtedness incurred under any senior credit facility. In May 2005, we successfully completed an exchange offer pursuant to which holders of our outstanding prepetition senior subordinated notes exchanged such notes for otherwise identical 8 1/2% Senior Subordinated Notes due 2015 which had been registered under the Securities Act.

        Pursuant to the Plan of Reorganization, the prepetition senior subordinated notes and the indenture governing the prepetition senior subordinated notes were cancelled on the Effective Date.

Postpetition Senior Convertible Notes

        On the Effective Date, we issued $140 million aggregate principal amount of convertible notes and entered into the indenture governing the convertible notes, dated the Effective Date. Under the terms of the Indenture, the convertible notes bear interest at a rate of 7.5% per annum and will mature on February 26, 2020. The first six interest payments will be PIK interest. Thereafter, beginning on August 26, 2013, interest on the convertible notes will be paid in cash.

        The convertible notes are convertible into Common Stock at any time beginning on the Effective Date until the second business day preceding maturity, at an initial conversion rate of 1333.3333 per $1,000 principal amount of notes (equivalent to an initial conversion price of $0.75 per share of Common Stock). The conversion rate is subject to customary adjustments and will also be adjusted to account for PIK interest. The adjustment to the conversion rate for convertible notes issued as PIK interest serves to prevent the convertible notes outstanding immediately prior to the PIK interest payment from being diluted by the notes paid as PIK interest.

        The convertible notes are redeemable by the Company, in whole but not in part, at any time on or after February 26, 2013, at a price equal to 100% of the principal amount of the convertible notes to be redeemed, plus any accrued and unpaid interest up to the redemption date; provided, that (i) the Common Stock is listed on a national securities exchange, (ii) the average weekly trading volume of the Common Stock as reported by such national securities exchange during the four week period prior to conversion is at least 3.0% of the total number of outstanding shares of Common Stock immediately prior to conversion and (iii) for twenty of the preceding thirty consecutive trading days, the Common Stock has had a closing sale price at least equal to 2.25 times the effective conversion price.

        Restrictive Debt Covenants.    Our credit documents (the postpetition senior credit facility and the indenture governing the convertible notes) contain numerous financial and operating covenants that limit the discretion of management with respect to certain business matters. These covenants place significant restrictions on, among other things, the ability to incur additional debt, to pay dividends, to create liens, to make certain payments and investments and to sell or otherwise dispose of assets and merge or consolidate with other entities.

        In addition, under our postpetition senior credit facility, we are also required to meet certain financial covenants, which include minimum monthly liquidity and minimum EBITDA covenants and a maximum capital expenditure covenant. The minimum EBITDA covenants begin June 30, 2011. A failure to comply with the obligations contained in the credit documents could result in an event of default, and possibly the acceleration of the related debt and the acceleration of debt under other instruments evidencing indebtedness that may contain cross-acceleration or cross-default provisions.

        We continue to operate in a challenging economic environment and our ability to maintain liquidity and comply with our debt covenants may be affected by economic or other conditions that are beyond our control and which are difficult to predict. The 2010 production forecasts by ACT Publications for the significant commercial vehicle markets that we serve, as of March 10, 2010, are as follows:

North American Class 8	141,000
North American Classes 5-7	117,500
U.S. Trailers	103,000

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

        Off-Balance Sheet Arrangements.    Our off-balance sheet arrangements include operating leases and unconditional purchase obligations which are principally take-or-pay obligations related to the purchase of certain materials, including natural gas, consistent with customary industry practice as well as letters of credit.

Contractual Obligations and Commercial Commitments

        The following table summarizes our contractual obligations as of December 31, 2009 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods:

	Payments due by period
(dollars in millions)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt(a)	$650.7	$650.7	$—	$—	$—
DIP credit facility	25.0	25.0	—	—	—
Interest on debt(b)	1.3	1.3	—	—	—
Interest rate swap agreement	1.1	1.1	—	—	—
Capital leases	3.1	0.4	0.8	0.6	1.3
Operating leases(c)	38.1	8.7	9.8	6.9	12.7
Purchase commitments(d)	10.4	10.3	0.1	—	—
Other long-term liabilities(e)	169.7	16.0	29.6	32.2	91.9

Total obligations(f)	$899.4	$713.5	$40.3	$39.7	$105.9

(a)
The total amount is reported under the "less than one year" column in the table above due to the fact that the Company is in default with all of its prepetition debt, as a result of filing for chapter 11. As of the Effective Date, our long-term debt was reduced to $449.1 million comprised of $309.1 million under our postpetition senior credit facility and $140.0 million of convertible notes.

(b)
No interest expense is included for items subject to compromise. Interest on debt presented is the interest calculated on our DIP credit facility, which matures during 2010. This amount was paid on the Effective Date. Interest expense as of the Effective Date for the $449.1 million of our debt facilities creates future obligations of $205.8 million, which is comprised of $100.7 million for our postpetition senior secured credit facility and $105.1 million for our convertible notes.

(c)
Subsequent to December 31, 2009, future obligations for certain leases were reduced by $9.0 million.

(d)
The unconditional purchase commitments are principally take-or-pay obligations related to the purchase of certain materials, including natural gas, consistent with customary industry practice.

(e)
Consists primarily of estimated post-retirement and pension contributions for 2010 and estimated future post-retirement and pension benefit payments for the years 2011 through 2019. Amounts for 2020 and thereafter are unknown at this time.

(f)
Since it is not possible to determine in which future period it might be paid, excluded above is the $7.9 million uncertain tax liability recorded in accordance with ASC 740-10, Income Taxes.

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

        We continually evaluate our accounting policies and estimates used to prepare the consolidated financial statements. In general, management's estimates are based on historical experience, on information from third party professionals and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

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

        Impairment of Long-lived Assets—We evaluate long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. In performing the review of recoverability, we estimate future cash flows expected to result from the use of the asset and our eventual disposition. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management's subjective judgments. The time periods for estimating future cash flows is often lengthy, which increases the sensitivity to assumptions made. Depending on the assumptions and estimates used, such as the determination of the primary asset group, the estimated life of the primary asset, and projected profitability, the estimated future cash flows projected in the evaluation of long-lived assets can vary within a wide range of outcomes. We consider the likelihood of possible outcomes in determining the best estimate of future cash flows.

        Accounting for Goodwill and Other Intangible Assets—We review goodwill for impairment annually or more frequently if events or circumstances indicate that the carrying amount of goodwill may be impaired. Recoverability of goodwill is measured by a comparison of the carrying value to the implied fair value. If the carrying amount exceeds its fair value, an impairment charge is recognized to the extent that the implied fair value exceeds its carrying value. The implied fair value of goodwill is the residual fair value, if any, after allocating the fair value to all of the assets (recognized and unrecognized) and all of the liabilities. We estimate fair value using a combination of market value approach using quoted market prices of comparable companies and an income approach using discounted cash flow projections.

        The income approach uses a projection of estimated cash flows that is discounted using a weighted-average cost of capital that reflects current market conditions. The projection uses management's best estimates of economic and market conditions over the projected period including growth rates in sales, costs, estimates of future expected changes in operating margins and capital expenditures. Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements.

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

        The midpoint of the range of fair values of our reorganization values from our Plan of Reorganization, which was approved by the bankruptcy court, was used as fair value of the Company. Based on our allocation to our reporting units of the midpoint of reorganization values, step one of the annual impairment test passed, and we were not required to complete step two. As fresh-start reporting will be adopted, the reorganization value will be allocated to the assets of the post-emergence Company. The allocation process has commenced, but is not close to completion. At this time, we are reasonably certain that goodwill and intangibles under fresh-start reporting will be materially different from amounts recorded as of December 31, 2009.

        We review other intangibles for impairment annually or more frequently if events or circumstances indicate that the carrying amount of trademarks may be impaired. If the carrying amount exceeds the fair value (determined by calculating a fair value based upon a discounted cash flow of an assumed royalty rate—relief of royalty method), impairment of the trademark may exist resulting in a charge to earnings to the extent of impairment.

        Pensions and Other Post-Employment Benefits—We account for our defined benefit pension plans and other post-employment benefit plans in accordance with ASC 715-30, Defined Benefit Plans—Pensions, ASC 715-60, Defined Benefit Plans—Other Postretirement, and ASC 715-20, Defined Benefit Plans—General, which require that amounts recognized in financial statements be determined on an actuarial basis. As permitted by ASC 715-30, we use a smoothed value of plan assets (which is further described below). ASC 715-30 requires that the effects of the performance of the pension plan's assets and changes in pension liability discount rates on our computation of pension income (cost) be amortized over future periods. ASC 715-20 requires an employer to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare, and other postretirement plans in their financial statements.

        The most significant element in determining our pension income (cost) in accordance with ASC 715-30 is the expected return on plan assets and discount rates. In 2009, we assumed that the expected long-term rate of return on plan assets would be 7.75% for our U.S. plans and 7.00% for our Canadian plans. The assumed long-term rate of return on assets is applied to a calculated value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over five years. This produces the expected return on plan assets that is included in pension income (cost). The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past asset gains (losses) affects the calculated value of plan assets and, ultimately, future pension income (cost).

        The expected return on plan assets is reviewed annually, and if conditions should warrant, will be revised. If we were to lower this rate, future pension cost would increase. We currently anticipate no change in our long-term rate of return assumption in 2010 for any of our U.S. and Canada plans.

        At the end of each year, we determine the discount rates to be used to calculate the present value of each of the plan liabilities. The discount rate is an estimate of the current interest rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate, we look to rates of return on high-quality, fixed-income investments that receive one of the two highest ratings given by a recognized ratings agency. At December 31, 2009, we determined the blended rate to be 6.11%. The net effect of changes in the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, has been deferred, in accordance with ASC 715-30.

        For the year ended December 31, 2009, we recognized consolidated pretax pension cost of $6.5 million compared to $3.1 million in 2008. We currently expect to contribute $12.3 million to our pension plans during 2010, however, we may elect to adjust the level of contributions based on a number of factors, including performance of pension investments, changes in interest rates, and changes in workforce compensation.

        For the year ended December 31, 2009, we recognized a consolidated pre-tax post-retirement welfare benefit cost of $1.9 million compared to $2.2 million in 2008. We expect to contribute $3.8 million during 2010 to our post-retirement welfare benefit plans.

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

        We operate in multiple jurisdictions and are routinely under audit by federal, state and international tax authorities. Exposures exist related to various filing positions that may require an extended period of time to resolve and may result in income tax adjustments by the taxing authorities. Reserves for these potential exposures that have been established represent management's best estimate of the probable adjustments. On a quarterly basis, management evaluates the reserve amounts in light of any additional information and adjusts the reserve balances as necessary to reflect the best estimate of the probable outcomes. We believe that we have established the appropriate reserve for these estimated exposures. However, actual results may differ from these estimates. The resolution of these matters in a particular future period could have an impact on our consolidated statement of operations and provision for income taxes.

Recent Developments

New Accounting Pronouncements

        ASC 810—In June 2009, the FASB finalized SFAS No. 167, Amending FASB interpretation No. 46(R), which was later superseded by the FASB Codification and included in ASC topic 810. The provisions of ASC 810 provide guidance in determining whether an enterprise has a controlling financial interest in a variable interest entity. This determination identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of a variable interest entity that most significantly impacts the entity's economic performance, and the obligation to absorb losses or the right to receive benefits of the entity that could potentially be significant to the variable interest entity. This pronouncement also requires ongoing reassessments of whether an enterprise is the primary beneficiary and eliminates the quantitative approach previously required for determining the primary beneficiary. New provisions of this pronouncement are effective January 1, 2010. The Company is currently evaluating the impact of adopting this pronouncement.

Compensation Programs and Policies Risk Assessment

        We conducted a risk assessment of our compensation programs and policies from a legal, human resources, auditing and risk management perspective and reviewed and discussed this assessment with the compensation committee. Based on this assessment we concluded that we do not have any compensation programs or practices which would reasonably likely have a material adverse effect our business.

        This annual report contains "forward-looking statements" (as defined in the Private Securities Litigation Reform Act of 1995). These statements are based on the Company's current expectations and involve risks and uncertainties, which may cause results to differ materially from those set forth in the statements. The forward-looking statements may include statements regarding actions to be taken by the Company. The Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise. Forward-looking statements should be evaluated together with the many uncertainties that affect the Company's business, particularly those mentioned in the risk factors in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009 and in our periodic reports on Form 10-Q and Form 8-K.

Effects of Inflation

        The effects of inflation were not considered material during fiscal years 2009, 2008, or 2007.

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

Foreign Currency Risk

        Certain forecasted transactions, assets, and liabilities are exposed to foreign currency risk. We monitor our foreign currency exposures to maximize the overall effectiveness of our foreign currency derivatives. The principal currency of exposure is the Canadian dollar. From time to time, we use foreign currency financial instruments to offset the impact of the variability in exchange rates on our operations, cash flows, assets and liabilities. We had no outstanding foreign exchange forward contract instruments at December 31, 2009.

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

Raw Material/Commodity Price Risk

        We rely upon the supply of certain raw materials and commodities in our production processes, and we have entered into firm purchase commitments for certain metals and natural gas. A 10% adverse change in pricing (considering 2009 production volume) would be approximately $25 million, which would be reduced through the terms of the sales, supply, and procurement contracts. Additionally, from time to time, we use commodity price swaps and futures contracts to manage the variability in certain commodity prices on our operations and cash flows. At December 31, 2009, we had no open commodity price swaps or futures contracts.

Interest Rate Risk

        We use long-term debt as a primary source of capital. However, due to the event of default resulting from our voluntary petition for relief under Chapter 11 of the Bankruptcy Code, we have classified our debt, with the exception of our DIP credit facility, as liabilities subject to compromise as of December 31, 2009 in accordance with U.S. GAAP. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for our fixed-rate debt and other types of debt at December 31, 2009 assuming no acceleration:

(Dollars in thousands)	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
Long-term Debt:
Fixed Rate	—	—	—	—	—	$275,000	$275,000	$233,750
Average Rate	—	—	—	—	—	8.50%	8.50%
Variable Rate	—	$96,659	$300,813	—	—	—	$397,472	$400,875
Average Rate	—	9.44%	10.67%	—	—	—	10.37%

        As of the Effective Date, we had long-term debt of $449.1 million, comprised of our postpetition senior credit facility of $309.1 million and convertible notes of $140.0 million. The interest rate for the postpetition senior credit facility will be, at our option, LIBOR + 6.75% (with a LIBOR floor of 3.00%) or Base Rate + 5.75% (with a Base Rate floor of 4.00%) and will mature on June 30, 2013. The convertible notes bear interest at a fixed rate of 7.5% per annum and will mature on February 26, 2020.

Item 8.    Financial Statements and Supplementary Data

        Attached, beginning at page 85.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

        Evaluation of disclosure controls and procedures.    In accordance with Rule 13a-15(b) of the Exchange Act, our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2009. Based upon their evaluation of these disclosure controls and procedures, the Chairman of the Board and Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2009 to ensure that information required to be disclosed under the Exchange Act is recorded, processed, summarized, and reported, within the time period specified in the SEC rules and forms, and to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

        Management's Annual Report on Internal Control Over Financial Reporting.    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of published financial statements in accordance with GAAP.

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management has concluded that, as of December 31, 2009, our internal controls over financial reporting were effective based on that framework.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permits the Company to provide only management's report in this annual report.

        Changes in Internal Controls Over Financial Reporting.    During the fourth quarter of fiscal 2009 there were no changes to our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.    Other Information

        None.

 PART III

Item 10.    Directors, Executive Officers, and Corporate Governance

Identification of Directors

        Our Certificate of Incorporation and Bylaws provide that the total number of directors which shall constitute the whole Board of Directors shall consist of not less than five nor more than seven members, with the precise number of directors to be determined from time to time exclusively by a vote of a majority of the entire Board of Directors. The number of directors currently is set at seven. Pursuant to our Plan of Reorganization and the confirmation order of the Bankruptcy Court, upon the Effective Date, our Board of Directors consists of our Chief Executive Officer and six directors designated by professionals that represented the Ad Hoc Noteholders Group in the bankruptcy proceedings and consented to by the Company. The appointments under the confirmation order were made with the same effect as if made by unanimous action of our stockholders and in lieu of an annual meeting of our stockholders.

        The names of the members of our Board of Directors, and certain information about them as of March 18, 2010, are set forth below. See the section below entitled "Share Ownership by Principal Stockholders and Management" for information regarding each director's holdings of our voting equity securities. There are no family relationships among any of our directors or executive officers.

Name	Age	Director Since	Position
Nominees
Michael J. Bevacqua(2)	43	2010	Director
Keith E. Busse(2)(3)	66	2010	Director
Benjamin C. Duster, IV(1)(2)	49	2010	Director
Robert J. Kelly(1)(2)	50	2010	Director
William M. Lasky	62	2007	Director, Chairman of the Board, Interim President & Chief Executive Officer
Stephen S. Ledoux(1)(3)	40	2010	Director
John W. Risner(3)	50	2010	Director, Lead Independent Director

(1)
Member of the Nominating and Corporate Governance Committee.

(2)
Member of the Compensation and Human Resources Committee.

(3)
Member of the Audit Committee.

Directors Information

        The principal occupations and positions for at least the past five years of the current directors are described below, along with the specific experience, qualifications, attributes or skills that led to the conclusion that each director is qualified to serve on our Board of Directors.

        Michael J. Bevacqua joined Sankaty Advisors, LLC in 1999 and currently is Managing Director with responsibility for distressed investing and restructurings, which has provided Mr. Bevacqua with a unique understanding of the challenges facing a company after emerging from bankruptcy. Previously, Mr. Bevacqua was Vice President of First Union Capital Markets, where he worked in the Asset Securitization Group. Mr. Bevacqua also worked as an Associate in Corporate Finance at NationsBanc Capital Markets and spent four years as an officer in the U.S. Marine Corps. Mr. Bevacqua holds a B.S. in Finance from Ithaca College and an M.B.A. from Pennsylvania State University. Mr. Bevacqua's familiarity with restructurings and capital markets, as well as his experience as an executive officer within the investment community qualify him to serve on our Board of Directors.

        Keith E. Busse has served as the Chairman and CEO of Steel Dynamics, Inc. since 2007. From 1993 to May 2007, Mr. Busse also served as President and CEO of Steel Dynamics, Inc. Prior to 1993, Mr. Busse worked for Nucor Corporation for a period of twenty-one years, where he last held the office of Vice President. Mr. Busse is a co-founder of Steel Dynamics and is also Chairman of the Board and a director of Tower Financial Corporation. From 2008 to 2009 Mr. Busse was the American Iron and Steel Institute (AISI) Chairman and from 2004 to 2005 he served as Chairman of Steel Manufacturing Association. Mr. Busse has served on the Board of Directors of Tower Financial Corporation, a publicly held bank holding company, since 1998. He has also served as a Trustee for the University of St. Francis and Tri-State University. Mr. Busse holds a B.S. in Accounting from International Business College, a B.A. with a major in Business Finance and an Honorary Doctorate Degree in Business from St. Francis College, an M.B.A. from Indiana University, and an Honorary Degree of Doctor of Engineering from Purdue University. Mr. Busse's extensive experience as an executive officer with public manufacturing companies, his unique knowledge of the steel industry and prominent position in that industry's community and his accounting education and financial reporting expertise qualify him to serve on our Board of Directors.

        Benjamin C. Duster, IV owns and manages B. Duster & Company, LLC, a strategic and financial consulting firm, and is an Executive Managing Director for Watermark Advisors, LLC, a broker-dealer headquartered in Greenville, South Carolina specializing in providing mergers and acquisitions, private capital financing, valuation, and financial and strategic modeling solutions to middle market, privately-owned businesses. From October 2001 through May 2005, Mr. Duster was a partner with Masson & Company, LLC, an interim and crisis management and financial restructuring firm and has extensive experience in turnaround management and restructuring. From 1997 to 2001 he was a Managing Director for Wachovia Securities where he headed the Mergers & Acquisitions advisory business focusing on middle market companies. Previously, Mr. Duster held various positions at Solomon Brothers from 1981 through 1997. Mr. Duster served as Chairman of the Board for Algoma Steel, Inc. from February 2002 through June 2007, and as a director for Neenah Foundry from September 2003 through May 2006. Mr. Duster currently serves as a director of Catalyst Paper, RCN Corporation and Ormet Corporation. Through his board membership, Mr. Duster has acquired substantial experience in corporate governance matters. Mr. Duster holds a B.A. in Economics from Yale College, an MBA from Harvard Business School and a J.D. from Harvard Law School. Mr. Duster's relevant experience with turnaround management and restructuring, his valuable financial expertise, familiarity with mergers and acquisitions, capital markets transactions and private equity and his board experience and corporate governance knowledge qualify him to serve on our Board of Directors.

        Robert J. Kelly has been employed by Tinicum Incorporated ("Tinicum"), the management company of Tinicum Capital Partners II, L.P. ("TCP II"), since 1991. Tinicum is an investment company that has been a long-standing investor in Accuride Corporation. Mr. Kelly currently is an observer on the board of X-Rite, Inc. and a Director of Penn Engineering and Manufacturing Corp, a leading manufacturer of specialty fasteners. Mr. Kelly has in the past served as a director of a number of TCP II portfolio companies. Prior to joining Tinicum, Mr. Kelly held positions at Pacific Telesis and Bain & Company. Mr. Kelly is a graduate of Yale College and the Stanford University Graduate School of Business. Mr. Kelly's knowledge of restructuring transactions, his familiarity with our Company, his investment expertise and his experience on the boards of private and public companies qualify him to serve on our Board of Directors.

        William M. Lasky has served as the Company's Interim President and Chief Executive Officer ("CEO") since agreeing to serve in that capacity at the request of our Board in September 2008 upon resignation of our former President and CEO. He has served as a director since October 2007 and as Chairman of the Board since January 2009. Mr. Lasky served as the Chairman of the Board for Stoneridge, Inc., a manufacturer of electronic components, modules and systems for various vehicles, from July 2006 until September 2008, and has been a director of Stoneridge, Inc., since January 2004.

Previously, Mr. Lasky served as the Chairman of the Board and President and Chief Executive Officer of JLG Industries, Inc., a manufacturer of aerial work platforms, telescopic material handlers and related accessories, from 1999 through late 2006. Prior to joining JLG Industries, Mr. Lasky served in various senior capacities at Dana Corporation from 1977 to 1999. Mr. Lasky holds a B.S. from Norwich University. Mr. Lasky's familiarity with the Company and ultimate responsibility for the day-to-day oversight of the Company, his extensive experience as an executive officer of manufacturing companies and his board memberships qualify him to serve on our Board of Directors.

        Stephen S. Ledoux has served as Managing Director, Rothschild, Inc., one of the world's leading independent investment banking organizations providing financial services to governments, corporations and individuals world wide, since 2001. Prior to joining Rothschild, Mr. Ledoux held the position of Portfolio Manager of Morgens Waterfall and Vintiadas, an investment advisory firm focused on equity and distressed debt investing from 1999 to 2001, as well as various positions at Lehman Brothers, The Blackstone Group, and Salomon Brothers. Mr. Ledoux holds a B.S. in Finance, Investments and Economics from Babson College. Mr. Ledoux's experience with distressed investing and his long career in investment banking, along with his business leadership skills and management experience qualify him to serve on our Board of Directors.

        John W. Risner has served as President of The Children's Tumor Foundation since 2005, after joining the foundation as Treasurer in 2002. From 1997 to 2002, he served as a Senior Vice President and Senior Portfolio Manager—High Yield Bonds at AIG/Sun America Asset Management. Prior to that, Mr. Risner held the position of Vice President-Senior Portfolio Manager at Value Line Asset Management from 1991 to 1997. Through his long career in corporate finance, Mr. Risner has obtained significant financial reporting expertise. Mr. Risner serves on the Board of Directors of NII Holdings, The Wornick Company and The Children's Tumor Foundation, and previously served on the Board of Directors of Airgate PCS and UGC Europe. Through his membership on boards, Mr. Risner has acquired substantial experience on corporate governance issues. Mr. Risner earned a B.S. from the University of Maryland and an MBA from Fordham University. Mr. Risner's background in the financial industry and his knowledge of financial instruments such as high yield bonds, his financial reporting skills and his directorship experiences and corporate governance expertise qualify him to serve on our Board of Directors.

Identification of Executive Officers

        Set forth below is information concerning our executive officers as of March 18, 2010. Information regarding our directors is set forth in "Proposal No. One—Election of Directors," presented earlier in this Proxy Statement.

Name	Age	Position(s)
William M. Lasky	62	Chairman, Interim President and Chief Executive Officer
James H. Woodward, Jr.	57	Interim Senior Vice President/Chief Financial Officer
Edward J. Gulda	64	Senior Vice President/Components Operations
James J. Maniatis	60	Senior Vice President/Human Resources
Stephen A. Martin	40	Vice President/General Counsel & Corporate Secretary
Gregory A. Risch	38	Vice President/Chief Accounting Officer
Richard F. Schomer	54	Senior Vice President/Marketing and Sales
Leigh A. Wright	52	Senior Vice President/Accuride Wheels

        The principal occupations and positions for at least the past five years of the executive officers named above are as follows:

        William M. Lasky. Please see Mr. Lasky's biography set forth in "Identification of Directors," presented above.

        James H. Woodward, Jr. has served as the Company's Interim Senior Vice President/Chief Financial Officer since March 16, 2009. Mr. Woodward has more than thirty (30) years experience in corporate finance and currently serves as an Independent Director on the board of Altra Holdings, Inc. From January 2007 through February 2008, Mr. Woodward served as the Executive Vice President, Chief Financial Officer and Treasurer of Joy Global, Inc. Prior to joining Joy Global, Inc., Mr. Woodward worked as the Executive Vice President and Chief Financial Officer for JLG Industries, Inc. from 2002 through 2006 and served as Senior Vice President and Chief Financial Officer from 2000 through 2002. Mr. Woodward served nineteen years at Dana Corporation, from 1982 through 2000, working in a variety of management positions in the finance department, including Vice President and Corporate Controller from 1997 through 2000. He also previously worked in finance and auditing positions with Household International, Inc. and Touche Ross & Company from 1978 through 1982 and 1975 through 1978, respectively. Mr. Woodward received his Bachelor's Degree in Accounting from Michigan State University and is a Certified Public Accountant.

        Edward J. Gulda has served as the Company's Senior Vice President/Components Operations since December 2007. Prior to joining the Company, Mr. Gulda served as Principal for Kinnick Group LLC from 1998 to December 2007. He served as Chairman and Chief Executive Officer of Peregrine Incorporated from 1997 to 1998. Mr. Gulda also served as Chief Executive Officer of Kelsey Hayes from 1995 to 1996 as well as other senior management positions with Kelsey Hayes from 1989 to 1996, and was President and Chief Operating Officer of Dayton Walter from 1988 to 1989. Mr. Gulda holds a B.S.E. and an M.B.A. from the University of Michigan.

        James J. Maniatis has served as the Company's Senior Vice President/Human Resources since October 2008. Mr. Maniatis previously served as Vice President/Human Resources from February to October 2008. Prior to joining the Company, Mr. Maniatis served as Vice President Human Resources for Cooper Lighting from 1997 to March 2007 and served in various other capacities for Cooper Industries from April 2007 through January 2008. Prior to that, he served as Vice President Human Resources for Varity Kelsey-Hayes from 1992 to 1997 and has also held senior human resource positions with RJR Nabisco. Mr. Maniatis received a B.B.A. from Loyola University.

        Stephen A. Martin has served as the Company's Vice President/General Counsel and Corporate Secretary since March 2008. Mr. Martin previously served as Vice President/Corporate Counsel from January 2007 through February 2008 and as Associate Corporate Counsel from December 2005 through December 2006. Prior to joining the Company, Mr. Martin was an associate at Latham & Watkins LLP from January 2002 through October 2005. Prior to attending law school, Mr. Martin served as an officer in the United States Air Force for over six years. Mr. Martin received a B.S.E.E. from the University of Miami, an M.S.E.E. from the University of Southern California and a J.D. from Duke University School of Law.

        Gregory A. Risch has served as the Company's Vice President/Chief Accounting Officer since January 2010. Mr. Risch previously served the Company in various capacities over the last 15 years, including as the Company's Director of Financial Planning and Reporting from January 2008 through December 2009, Assistant Controller from May 2005 to December 2007, Plant Controller from August 2001 through April 2005, General Accounting Manager from April 1999 through July 2001, and Accountant/Analyst from August 1994 through March 1999. Mr. Risch received a Bachelor of Arts degree from Kentucky Wesleyan College and is a Certified Public Accountant.

        Richard F. Schomer has served as the Company's Senior Vice President/Marketing and Sales since August 2007. Prior to joining the Company, since August 2000, Mr. Schomer served as a Principal at MR3 LLP, a business consulting firm he established, where he advised new enterprises in market development, product development, and quality and production improvement. Prior to that, Mr. Schomer served in various executive positions at AutoLign Manufacturing Group, Peregrine

Incorporated, Lucas Varity (now TRW) and Freudenberg—NOK. Mr. Schomer received a B.S. from Defiance College, where he majored in business management.

        Leigh A. Wright has served as the Company's Senior Vice President/Accuride Wheels since December 2007. Mr. Wright served as Vice President of Steel Wheels from May 2006 to December 2007 and as Director Operations—London from March 2004 to May 2006. Prior to joining the Company, Mr. Wright served as President of Office Specialty, a Toronto-based manufacturer of premium storage and seating products, from 2001 to 2003 and as Vice President and General Manager of ArvinMeritor Ride Control Products from 1996 to 2001. Mr. Wright holds an M.B.A. from the Richard Ivey School of Business at the University of Western Ontario, a C.I.M. from McMaster University, and a Manufacturing Engineering Technologist diploma from Fanshawe College in London, Ontario.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who own more than 10% of a registered class of the Company's equity securities to file certain reports regarding ownership of, and transactions in, the Company's securities with the SEC. Such officers, directors and 10% stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms that they file.

        Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to the Company's executive officers, directors and 10% stockholders were complied with during the fiscal year ended December 31, 2009.

Code of Conduct for CEO and Senior Financial Officers

        As part of our system of corporate governance, our Board of Directors has adopted a code of conduct (the "Accuride Code of Conduct") that is applicable to all employees including our Chief Executive Officer and senior financial officers. The Accuride Code of Conduct is available on our website at http://www.accuridecorp.com. Additionally, the Accuride Code of Conduct is available in print to any shareholder who requests it by writing to Accuride Corporation, ATTN: Corporate Secretary, 7140 Office Circle, P.O. Box 15600, Evansville, IN 47716. We intend to disclose on our website any amendments to, or waivers from, the Accuride Code of Conduct that are required to be publicly disclosed pursuant to the rules of the SEC.

Changes to Director Nomination Procedures

        Prior to the Effective Date of our Plan of Reorganization, the holder of the sole outstanding share of our Series A Preferred Stock (the "Preferred Share") had the right to nominate and elect five directors to our Board of Directors and to nominate an additional independent director. Pursuant to our Plan of Reorganization, the Preferred Share was cancelled and our Certificate of Incorporation was amended and restated to, among other things, delete the related Certificate of Designation of Series A Preferred Stock. As a result, the holder of the Preferred Share no longer has the right to nominate and elect five directors to the Board of Directors. Our Amended and Restated Bylaws specify that stockholders may nominate candidates for election to our Board of Directors, and provide specific requirements related to form and timing for making such nominations. Stockholders may also send any recommendations for Director nominees or other communications to the Board of Directors or any individual director c/o Accuride Corporation, ATTN: Corporate Secretary, 7140 Office Circle, P.O. Box 15600, Evansville, IN 47716. All communications received will be reported to the Board or the individual directors, as appropriate.

Matters Related to 2011 Annual Meeting

  Stockholder Proposals under Rule 14a-8

        December 22, 2010 is the deadline for stockholders to submit proposals to be included in our proxy statement and identified in our form of proxy under Rule 14a-8 under the Exchange Act. Proposals by stockholders must comply with all requirements of applicable SEC rules, including Rule 14a-8, and be mailed to our Corporate Secretary at our principal executive offices at 7140 Office Circle, Evansville, Indiana 47715. Director nominations are not currently permitted to be made under Rule 14a-8. We reserve the right to reject, rule out of order, or take other appropriate action with respect to any proposal that does not comply with Rule 14a-8 and other applicable requirements.

  Director Nominations by Stockholders

        Stockholders who wish to nominate persons for election to our Board of Directors or propose other matters to be considered at our 2011 annual meeting of stockholders must provide us advance notice of the director nomination or stockholder proposal, as well as the information specified in our Bylaws, no later than 90 days prior to the 2011 annual meeting or, if later, ten days after the initial public disclosure of the date of the 2011 annual meeting. Stockholders are advised to review our Bylaws, which contain the requirements for advance notice of director nominations and stockholder proposals. Notice of director nominations and stockholder proposals must be mailed to our Corporate Secretary at our principal executive offices at 7140 Office Circle, Evansville, Indiana 47715. The requirements for advance notice of stockholder proposals under our bylaws do not apply to proposals properly submitted under Rule 14a-8 under the Exchange Act, as described above, as those stockholder proposals are governed by Rule 14a-8. We reserve the right to reject, rule out of order, or take other appropriate action with respect to any director nomination or stockholder proposal that does not comply with our Bylaws and other applicable requirements.

Audit Committee

        The Board has established a standing Audit Committee to oversee the accounting and financial reporting processes of the Company and the audits of the financial statements of the Company. The Audit Committee acts pursuant to a written charter that has been adopted by the Board. A more complete description of the powers and responsibilities delegated to the Audit Committee is set forth in the Audit Committee Charter, which is posted in the Investor Information section of our website at www.accuridecorp.com. During 2009 and through February 26, 2010, the Effective Date of our Plan of Reorganization, Charles E. Mitchell Rentschler, Donald C. Roof, and Mark D. Dalton comprised the Audit Committee. On March 5, 2010 our Audit Committee was reconstituted by our new Board of Directors to be comprised of Messrs. Busse, Ledoux and Risner. Mr. Risner serves as Chairman. The Board of Directors has determined that all current members of the Audit Committee are "independent" as that term is defined in the NYSE's rules. In addition, the Board has determined that each current member of the Audit Committee also satisfies the independence requirements of Rule 10A-3(b)(1) of the Exchange Act. The Board has further determined that Mr. Risner is an "audit committee financial expert" as defined by Item 401(h) of Regulation S-K of the Securities Act.

Item 11.    Executive Compensation

Compensation Risk Assessment

        We conducted a risk assessment of our compensation programs and policies from legal, human resources, auditing and risk management perspectives and reviewed and discussed this assessment with the compensation committee. Based on this assessment, we concluded that we do not have any compensation programs or practices that would be reasonably likely to have a material adverse affect our business.

COMPENSATION COMMITTEE REPORT

        The following is the report of the Compensation Committee. Upon emergence from bankruptcy in February 2010, the Compensation Committee was replaced in full with the members listed below. Accordingly, the actions described in the Compensation Discussion and Analysis were not taken by the current members of the Compensation Committee, but rather reflect decisions of the members during 2009.

Review with Management

        The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this Annual Report with management.

Conclusion

        Based on the reviews and discussions referred to above, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009 for filing with SEC.

By the Members of the Compensation Committee
Benjamin C. Duster, IV, Chairman Michael J. Bevacqua Keith E. Busse Robert J. Kelly

EXECUTIVE OFFICER COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

        The following discussion and analysis of compensation arrangements of our Named Executive Officers ("NEOs") for 2009 should be read together with the compensation tables and related disclosures set forth below. This discussion contains forward looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt may differ materially from currently planned programs as summarized in this discussion.

        In 2009, our NEOs were, as follows:

William M. Lasky	Chairman, Interim President and Chief Executive Officer
James H. Woodward, Jr.	Interim Senior Vice President/Chief Financial Officer (from 3/17/09)
David K. Armstrong	Senior Vice President/Chief Financial Officer (through 4/30/09)
Edward J. Gulda	Senior Vice President/Components Operations
James J. Maniatis	Senior Vice President/Human Resources
Richard F. Schomer	Senior Vice President/Marketing and Sales

Executive Summary

        2009 was a challenging year for Accuride because of the economic and commercial vehicle industry downturns, which resulted in our bankruptcy filing in October. In response, it was necessary to modify our compensation programs in 2009 to address retention, as well as to redirect our incentive programs. For our NEOs, base salary remained the same as 2008 with the exception of Mr. Maniatis, who was awarded an increase in base salary in conjunction with a promotion to senior vice president, and Mr. Schomer, who received a salary increase based on merit and market comparables.

        During 2009, it became apparent that because of the economic downturn we were not going to satisfy any of the pre-established performance goals and therefore no annual bonuses would be earned (or were earned). We therefore adopted a retention incentive in May in order to retain certain key employees, and in connection with our bankruptcy we established a Key Executive Incentive Plan (KEIP) as a means of retaining key employees and incentivizing them towards maximizing liquidity and facilitating an early emergence from bankruptcy.

        Also, due to the significant decline in the price of our common stock and the limited number of shares available for issuance under our 2005 Incentive Award Plan, we modified the structure of our long-term incentive program in 2009 by reducing the overall target economic value of the awards and including a cash award component. The cash award component was designed to provide additional retention incentives and to offset the loss of economic value attributable to the limitations on the number of RSUs and SARs that were available for grant.

        Upon emergence from bankruptcy in February 2010, the Compensation Committee was replaced in full with new directors. Accordingly, the actions described below were taken by member of the Compensation Committee in 2009, and not by the current Compensation Committee. As of the Effective Date, all outstanding equity awards under our long-term incentive program were either cancelled or fully-vested, pursuant to the terms of the Plan of Reorganization

Compensation Objectives

        Our objectives in establishing compensation for executive officers, including our NEOs, are as follows:

  •
  Attract and retain individuals of superior ability and leadership talent;

  •
  Ensure senior officer compensation is aligned with our corporate strategies, business objectives and the long-term interests of our stockholders;

  •
  Increase the incentive to achieve key strategic and financial performance measures by linking incentive award opportunities to the achievement of performance goals in these areas; and

  •
  Enhance the officers' incentive to increase our stock price and maximize stockholder value by providing compensation opportunities in the form of equity.

        Except with respect to William M. Lasky, our Interim President and CEO, and Mr. Woodward, our Interim Senior Vice President and CFO, whose compensation is discussed below, our compensation program has historically consisted of a fixed base salary and variable cash and stock-based incentive awards. This mix of compensation is intended to ensure that total compensation reflects our overall success or failure and to motivate executive officers to meet appropriate performance measures. Total compensation is allocated between cash and equity compensation based on benchmarking to market consensus compensation levels and a peer group, discussed below. In addition, we consider the balance between providing short-term incentives and long-term equity compensation.

        In 2006 the Compensation Committee commissioned the design of and implemented an annual systematic equity award granting program within the existing structure of our 2005 Incentive Award Plan. This program was intended to improve the motivation and retention value of our long-term incentives and provide competitive equity opportunities relative to our industry segment and general industry as a whole. Based upon the results of that study, an executive officer's total compensation package is comprised of a base salary, an annual performance-based cash incentive program and a long-term incentive program ("LTIP") under our 2005 Incentive Award Plan, historically consisting of annual grants of RSUs and stock-settled stock appreciation rights ("SARs"). As a result, our senior executive management team members have historically had a substantial portion of their potential compensation tied to performance- and incentive-based programs based on the financial performance of the Company.

        With respect to the 2009 compensation of Mr. Lasky, who in addition to continuing to serve as a member of our Board of Directors agreed to serve as our President and CEO on an interim basis commencing in September 2008 upon resignation of our former President and CEO, the Compensation Committee sought to compensate Mr. Lasky appropriately for taking on such additional responsibilities under challenging circumstances, while taking into consideration the marketplace consensus compensation data for CEOs at our peer companies as determined in the compensation consultant analysis performed in late-2007. As a result, Mr. Lasky and the Company agreed that Mr. Lasky will receive annual compensation of $800,000, plus cash equal to the retainer and other cash fees (except meeting fees) paid to the Company's non-employee directors and upon the same terms and conditions (currently $85,000 per annum), as well as an annual equity grant equal to the equity grants issued annually to the Company's non-employee directors (in 2009, 10,000 RSUs which vest over one year). In addition, concurrently with his appointment, the Compensation Committee granted Mr. Lasky 250,000 shares of restricted common stock of the Company, which vested in March 2009. Because his service as President and CEO was intended to be on an interim basis at the time his 2009 compensation was established, Mr. Lasky did not participate in the Company's annual cash-based short-term performance incentive program (see the discussion below regarding our AICP) or in the LTIP in 2009. As Mr. Lasky's service was intended to be temporary, the Company agreed to pay for travel, lodging, meals and other incidental expenses incurred by Mr. Lasky while he was away from his home and at the Company's headquarters. The Company viewed these expenses as necessary in order to secure Mr. Lasky's services during 2009. See "Compensation of Named Executive Officers—Summary Compensation Table—2009," below.

        With respect to the 2009 compensation of Mr. Woodward, who agreed to serve as our Senior Vice President and CFO on an interim basis in contemplation of the April 2009 departure of David K. Armstrong, our former Senior Vice President and CFO, the Compensation Committee sought to compensate Mr. Woodward appropriately for assuming a critical role on an interim basis, taking into consideration the cost of hiring an interim CFO through an agency as well as other market data. As a result, Mr. Woodward and the Company agreed that Mr. Woodward will receive annualized compensation of $720,000, and Mr. Woodward did not participate in the Company's annual cash-based short-term performance incentive program (see the discussion below regarding our AICP) or in the LTIP in 2009. As Mr. Woodward's service was intended to be temporary, the Company agreed to pay for travel, lodging, meals and other incidental expenses incurred by Mr. Woodward while he was away from his home and at the Company's headquarters. The Company viewed these expenses as necessary in order to secure Mr. Woodward's services during 2009. See "Compensation of Named Executive Officers—Summary Compensation Table—2009," below.

Determination of Compensation and Awards

        The Compensation Committee has the primary authority to determine and recommend the compensation paid to the Company's executive officers. The Compensation Committee has from time to time retained the services of a compensation consultant to assist it in determining the key elements of our compensation programs, as well as analyzing key executive management compensation relative to comparable companies. In late-2008, the Company's compensation consultant Hewitt Associates ("Hewitt") assisted the Compensation Committee in analyzing key executive management compensation by providing an updated analysis of compensation to similarly situated executives at comparable companies. Additionally, in mid-2009, Hewitt assisted the Compensation Committee in structuring the Key Executive Incentive Plan that was implemented as part of our bankruptcy process. The Compensation Committee will periodically review and revise the previous compensation analyses so that it may keep informed about emerging compensation design, as well as competitive trends and issues.

        In addition to compensation consulting fees, Hewitt earned fees in 2009 from the Company by assisting with various human resources matters, including benefit and pension plan testing and actuarial analyses, compensation and benefits analysis, proxy disclosure matters, and other consulting services. In 2009, Hewitt earned $124,922 from providing compensation consulting services to our Compensation Committee and $181,795 (after accounting for reimbursements from Mass Mutual, the Company's 401(k) and pension plan administrator) for providing all other services to the Company. Notwithstanding the fees earned by Hewitt for non-compensation consulting services, the Compensation Committee at the time was satisfied that Hewitt would provide independent advice regarding executive compensation matters.

        To aid the Compensation Committee in setting compensation, our CEO provides recommendations annually to the Compensation Committee regarding the compensation for all executive officers, but does not actually set any NEO's compensation. Each member of our senior executive management team, in turn, participates in an annual performance review with the CEO and provides input about his or her contributions to our success for the relevant period. The Compensation Committee reviews the performance of each senior executive officer annually. The CEO participates in such annual performance review with the Compensation Committee.

Compensation Benchmarking and Peer Group

        As discussed above, through the information and analysis provided by the compensation consultants, the Compensation Committee compares base salary structures and annual incentive compensation to our market sector and industry in general. This approach ensures that our compensation remains competitive in our market and relative to our industry peers. In determining the level of compensation provided to our executive officers, the Compensation Committee evaluated consensus marketplace executive compensation levels for base salary, total cash compensation (base salary plus short-term incentives), and total direct compensation (total cash compensation plus long-term incentives, including stock option awards valued using the Black-Scholes model). The 2008 marketplace consensus compensation data for our CFO, and our business unit leaders was determined using strictly the peer group data. For other executive positions, both published survey data and the Company's peer group data were used. Published survey data included companies with revenues ranging from $590 million to $6.5 billion, and was gathered from two surveys: manufacturing and auto/vehicle manufacturing industry data from Hewitt's Total Compensation Measurement™ (Manufacturing) survey and Mercer's 2008—US—US Executive Compensation Survey (General Industry). Our peer group consists of the following 15 leading suppliers in the transportation sector:

American Axle & Manufacturing	ArvinMeritor, Inc.	Carlisle Companies, Inc.
CLARCOR, Inc.	Commercial Vehicle Group, Inc.	Donaldson Company, Inc.
Dura Automotive Systems, Inc.	Hayes Lemmerz International, Inc.	Modine Manufacturing Company
Shiloh Industries, Inc.	Standard Motor Products, Inc.	Stoneridge, Inc.
Superior Industries International, Inc.	Titan International, Inc.	Wabash National Corporation

        We typically target the aggregate value of our total compensation at approximately the median level of market consensus compensation for most executive officer positions. However, we strongly believe in retaining the best talent among our senior executive management team. To retain and motivate these key individuals, the Compensation Committee may determine that it is in our best interests to negotiate total compensation packages with senior executive management that may deviate from the general principle of targeting total compensation at the median level of market consensus compensation. Equity grant guidelines have historically been set by job level, using market survey data and current guidelines to determine the appropriate annual grant levels for the upcoming year. While target compensation is generally set near the market median, performance results in actual payout levels that may be above or below the market median.

        Our 2008 review indicated that we are providing annual cash compensation and long-term incentives that are generally comparable to the median of market consensus compensation, and that the design of base and incentive annual cash compensation appropriately provides market compensation to our executive officers.

Base Compensation

        An NEO's base salary is based on his or her performance, as well as, comparable compensation of similar executives in surveys and our peer group. The Compensation Committee plans to continue to review base salary data from compensation research using survey data as well as actual salaries reported in the proxy statements of peer group companies. In addition to market positioning, each year base salaries may increase based upon the performance of the NEO as assessed by the Compensation Committee. In 2009, base salary remained the same as 2008 for our NEOs with the exception of Mr. Maniatis, who was awarded an increase in base salary in conjunction with a promotion to senior vice president, and Mr. Schomer, who received a salary increase based on merit and market comparables.

Performance-Based Compensation

        Historically, our compensation programs have been structured to reward executive officers based on our performance and the individual executive's contribution to that performance. This allows executive officers to receive incentive compensation in the event certain specified corporate performance measures are achieved. In determining the compensation awarded to each NEO based on performance, the Compensation Committee has historically evaluated our performance and an executive's performance in a number of areas.

Annual Performance-Based Incentive Cash Compensation ("AICP")

        Our AICP is a cash-based short-term performance incentive program. The Compensation Committee, with input from the senior executive team, establishes goals for the AICP program based on our past performance, expected industry trends and projected revenue and earnings targets. We have historically used bank adjusted EBITDA and free cash flow ("FCF"), which is defined as cash from operations less capital expenditures, of the Company ("Corporate EBITDA" and "Corporate FCF", respectively) as performance goals for determining AICP payments. In addition, we have in the past included operating segment and sub-segment level EBITDA and adjusted cash flow ("ACF") metrics among the AICP metrics for our senior managers that lead such operating segments and sub-segments. However, in 2009 the performance goals for all participating NEOs were limited to Corporate EBITDA and Corporate FCF.

        Corporate EBITDA and Corporate FCF goals typically correspond with projected EBITDA and FCF contained in our annual budget, which is established in December for the upcoming year, based upon input from management and the Board. Final payment for each AICP component is determined based upon the actual results for such component, compared with certain pre-established threshold, target and maximum goals for that component. Threshold goals are typically established based on achievement of 90% of the budgeted targets, and maximum goals are typically set based on achievement of 110% of the budgeted targets.

        Subject to the discretion of the Compensation Committee and/or management, no payment for a particular AICP component is earned unless the threshold goal is achieved. There is no guaranteed minimum payout under the AICP, and, subject to the discretion of the Compensation Committee as outlined above, there is no AICP payment in the event that (i) the EBITDA results are below the threshold value, (ii) the Company is cited with a material weakness in its internal controls under Section 404 of the Sarbanes-Oxley Act or (iii) the Company violates its bank covenants. Proportional awards can also be earned for goal attainment levels between threshold and maximum performance target levels.

        The performance goals under the AICP may be adjusted by the Compensation Committee to account for unusual events such as extraordinary transactions, asset dispositions and purchases, and mergers and acquisitions if, and to the extent, the Compensation Committee does not consider the effect of such events indicative of Company performance. Payments under the AICP are contingent upon continued employment, though pro rata payments will be paid in the event of retirement, job elimination due to restructuring, death or disability based on that year's actual performance relative to the targeted performance measures for each objective. The AICP is designed to provide annual cash incentives that the Compensation Committee has historically believed are necessary to retain executive officers and reward them for short-term Company performance. It is further designed to intensify executive officers' focus on Company financial performance and value creation and on achieving Company goals through "at risk" compensation.

        The 2009 AICP structure for our senior executive management team (other than Messrs. Lasky and Woodward who did not participate in the AICP in 2009) was:

Position	Threshold	Target	Maximum
	(% of base salary)	(% of base salary)	(% of base salary)
Senior Vice Presidents	18%	60%	108%

        Threshold Corporate EBITDA and Corporate FCF targets for 2009 were $80 million and $(24.3), respectively. Due to a variety of conditions, however, including, most significantly, the challenges presented by the general economic and industry downturn in 2009, the Company did not achieve any of its AICP thresholds for 2009. Accordingly, no bonuses under our AICP were earned in 2009.

Long-Term Incentive Plan ("LTIP")

        As described earlier, historically we have made annual grants of SARs and RSUs, with fifty percent (50%) of the grant value expected to be delivered through stock-settled SARs and fifty percent (50%) through RSU awards. Like stock options, SARs are performance-based, rewarding participants only when value has been created through stock price appreciation. RSU awards are designed to align the recipient's interests with shareholders as well as to serve as a long-term retention tool.

        For the 2009 grants, the annual target LTIP values for our NEOs (other than Messrs. Lasky, Woodward and Armstrong) were:

Richard F. Schomer	$182,083
Edward J. Gulda	$218,499
James J. Maniatis	$171,158

As described below, the target value of the 2009 LTIP awards listed in this table reflect a reduction of approximately twenty-seven (27%) from the equivalent target award value for 2008. No LTIP awards were granted to Messrs. Lasky and Woodward due to the interim nature of their positions at the time 2009 LTIP grants were made. Mr. Armstrong had announced his plans to leave the company prior to the time 2009 LTIP awards were made and thus did not receive an award.

        These long-term incentive targets, when considered in conjunction with current base salaries and short-term cash incentives under the AICP, were designed to provide a competitive total compensation opportunity for our executives. However, the actual value to be received by the executive would have, of course, depended upon the value of our prepetition common stock at the time of vesting in the case of the RSUs, and at exercise in the case of the SARs.

        Due to the significant decline in the price of our prepetition common stock and the limited number of shares available for issuance under our 2005 Incentive Award Plan, the Compensation Committee elected to adjust the structure of the LTIP awards in 2009. Rather than divide the value of the total target LTIP award between RSUs and SARs as it had done in the past, the Compensation Committee determined that it would approximately double the number of each of the SARs and RSUs awarded to each recipient in 2008, and then supplement the value conveyed in such RSU and SAR awards with a cash award to achieve a total grant value of approximately seventy-three percent (73%) of the annual LTIP target. In structuring the 2009 LTIP awards in this fashion, the Compensation Committee attempted to strike a balance between providing meaningful long term equity incentives, judiciously using the remaining equity pool under the 2005 Incentive Award Plan and providing an award whose reduced total value reflected the difficult economic circumstances facing the Company. In addition, the structure of the 2009 LTIP awards was consistent with the approach used in determining the 2009 Board of Directors equity grant program. The cash award was designed to provide a set level of compensation at the same time as the RSUs would have vested. Accordingly, the cash award vests on the same schedule as the RSU grants would have vested, including automatic vesting upon a change in control or the award recipient's death.

2009 Retention and Incentive Programs

        In May 2009, due to the extraordinary challenges placed upon the Company by the economic and industry downturn and the existing equity incentive programs not providing the desired retention incentive, the Board of Directors determined the Company was at risk of not retaining certain critical employees and implemented a cash retention bonus program, for each of Messrs. Gulda, Maniatis and Schomer, as well as a limited number of other key employees. Pursuant to the cash retention bonus agreements, each of these NEOs will receive a bonus equal to his base salary if he remains employed through May 7, 2010, or is terminated without cause prior thereto. The retention bonus agreements are subject to the executive entering into and complying with certain noncompete and confidential information covenants. The noncompete applies during employment and for a period of 24 months following executive's termination for any reason. The covenant regarding confidential information has no set duration and remains applicable as long as the information the executive possesses remains confidential. If the executive violates his noncompete or confidential information covenants prior to November 7, 2010, then he is obligated to repay his retention bonus in full, and we may offset that amount against any other amounts that we may owe him. The retention bonuses will not offset any severance that may be payable under the executive's Severance and Retention Agreement.

        In addition, in order to incentivize certain management employees to optimize our emergence from bankruptcy by (i) maximizing liquidity and (ii) facilitating an early emergence from bankruptcy, we implemented a Key Executive Incentive Plan ("KEIP"), in which all of our NEO's other than Mr. Armstrong, who had already departed the Company, participated. The amounts to be paid under the KEIP, or the total plan pool, were based upon: (i) the attainment of a threshold liquidity target upon emergence from bankruptcy and (ii) the date of emergence from bankruptcy. The size of the total plan pool ranged from $2.42 million to $4.41 million. However, no amounts were payable under the KEIP if either a threshold liquidity of $56 million plus two times the total plan pool was not met, or if emergence occurred after May 31, 2010. The design of the KEIP and the amount of KEIP payment to be received by each NEO was set by the Compensation Committee at the time, based on recommendations from Hewitt as to similar plans for companies in bankruptcy. Elements of the KEIP were also negotiated with our creditors and approved by the Bankruptcy Court. All KEIP payments were made on the Effective Date and Messrs. Lasky and Woodward's KEIP payments were paid in Common Stock.

Other Elements of Compensation and Perquisites

        NEOs are also eligible to participate in various employee benefit plans which we provide to all employees and executives in general. Additionally, the executives also receive certain fringe benefits and perquisites, which are more fully described in the narrative to the Summary Compensation Table. These employee benefits and perquisites are used by the Company to provide additional compensation to executives as a means to attract and retain executives.

Compensation Recovery Policy

        We maintain a clawback policy relating to LTIP awards. Under the clawback provisions specified in our award agreements, LTIP award holders will forfeit any unvested cash awards, SARs and/or RSUs, as applicable, if they violate any non-compete or non-solicitation covenants they may have. In addition, if he or she violates such covenants within 24 months after he or she received cash or stock in settlement of any SARs and/or RSUs, he or she must repay the full amount of all amounts of the cash award previously received and/or an amount equal to the sum of (a) the gross sales proceeds of any such stock that was previously sold plus (b) the closing market price per share of the stock on the date it was distributed to him or her for any share of stock which has not been sold. These provisions serve to ensure that executive officers act in our best interest and that of our stockholders even after termination of employment.

Policies with Respect to Equity Compensation Awards

        The exercise price of all stock options and SARs is based on the fair market value of our common stock on the date of grant. Under the 2005 Incentive Award Plan, fair market value is defined as the closing price for our common stock on the grant date. We do not have a policy of granting equity-based awards at any other price.

        Equity awards are typically made under the compensation programs discussed above at regularly scheduled meetings of the Compensation Committee. The Company has historically made annual LTIP grants at the Board meeting held in conjunction with our annual meeting of stockholders. The effective date for equity grants is usually the date of such meeting. The Compensation Committee also makes grants of equity incentive awards in its discretion, including in connection with the hiring of new executives or upon promotion. In such case the effective date of such grants may be in the future.

Stock Ownership Guidelines

        As a further method of aligning director and executive interest with that of the shareholder, we have established stock ownership guidelines for our directors and senior executives. Under the stock ownership guidelines, each director and senior executive officer is expected to hold Common Stock that has a fair market value of a multiple of his or her base annual retainer (for directors) or salary (for senior executives) by December 31, 2011 or five years from his or her first grant of stock, whichever is later. These stock ownership guidelines are as follows:

Executive	Ownership Multiple
Directors	3.0 times
CEO	4.0 times
Senior VPs	2.0 times

Policy Regarding Tax Deductibility of Compensation

        Within its performance-based compensation program, the Company aims to compensate the senior executive management team in a manner that is tax effective for the Company. Currently, all annual compensation is intended to be deductible under Section 162(m) of the Code. SARs are performance based and also deductible under Section 162(m). However, RSUs, the cash awards and retention payments are not performance based and therefore may not be deductible under Section 162(m). In the future, the Compensation Committee may determine that it is appropriate to pay compensation which is not deductible.

[End of Compensation Discussion and Analysis.]

COMPENSATION OF NAMED EXECUTIVE OFFICERS

SUMMARY COMPENSATION TABLE—2009

        The following table summarizes the annual compensation for fiscal years 2009, 2008, and 2007 paid to or earned by our CEO, CFO, the three other most highly-compensated executive officers of the Company who were serving as executive officers at the end of fiscal year 2009, and our former CFO, David K. Armstrong, whose employment with us ended in April 2009 (collectively, the "Named Executive Officers" or "NEOs"):

	Year	Salary	Bonus(1)	Stock Awards(2)		Option Awards(3)	Non-Equity Incentive Plan Compensation(4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation(5)		Total
William M. Lasky(6)	2009	$800,000	—	—		—	—	—	$112,204		$912,204
(Chairman, Interim CEO and President)	2008	$231,873	—	$246,250		—	—	—	$32,026	(6)	$493,694
James H. Woodward, Jr.	2009	$567,500	—	—		—	—	—	$35,825		$603,325
(Interim Senior VP / CFO)
David K. Armstrong	2009	$116,720	—	$10,800	(7)	—	—	—	$80,741		$208,261
(Former Senior VP /	2008	$350,160	—	$175,080		$175,080	—	$8,751	$123,136		$832,207
CFO)	2007	$350,160	—	$175,000		$175,000	$215,138	$11,822	$116,888		$1,044,008
Edward J. Gulda	2009	$300,000	$17,693	$14,840		$26,726	—	—	$26,288		$385,547
(Senior VP / Component	2008	$300,000	—	$150,000		$150,000	—	—	$107,202		$707,202
Operations)
Richard F. Schomer	2009	$250,000	$14,743	$12,390		$22,262	—	—	$22,938		$322,333
(Senior VP / Marketing	2008	$225,000	—	$112,500		$112,500	—	—	$93,752		$543,752
and Sales)
James J. Maniatis	2009	$235,000	$13,861	$11,620		$20,929	—	—	$23,994		$305,404
(Senior VP / Human
Resources)

(1)
Represents ten percent of cash awards granted on April 22, 2009 under our Long Term Incentive Plan. The total cash award to Messrs. Gulda, Schomer and Maniatis was $176,933, $147,430, and $138,609, respectively, of which ten percent vested on December 1, 2009, 20% was scheduled to vest on December 1, 2010, 30% was scheduled to vest on December 1, 2011 and 40% was scheduled to vest on December 1, 2012. See Compensation Discussion and Analysis—Performance-Based Compensation—Long Term Incentive Plan for more information regarding the cash awards.

(2)
Except as noted in footnote 7 below, amounts shown represent the grant date fair value of restricted stock units (RSUs) granted in the year indicated disregarding forfeitures related to vesting conditions, as computed in accordance with FASB (ASC) Topic 718, Compensation—Stock Compensation. For a discussion of the assumptions made in the valuation reflected in these columns, see Note 10 to the Consolidated Financial Statements. The stock awards (RSUs) granted under our LTIP during 2007-2009 were to have vested in annual installments of 10%, 20%, 30%, and 40% over an approximately three and one-half year-period on each December 1st following the date of grant.

(3)
Amounts shown represent the grant date fair value of options and stock appreciation rights (SARs) granted in the year indicated disregarding forfeitures related to vesting conditions, as computed in accordance with FASB (ASC) Topic 718, Compensation—Stock Compensation. For a discussion of the assumptions made in the valuation reflected in these columns, see Note 10 to the Consolidated Financial Statements. No options were granted in 2009 to any NEO.

(4)
Reflects AICP amounts earned in the year reported and subsequently paid in the first quarter of the following year.

(5)
All Other Compensation for the year ended December 31, 2009, includes payments made under our Executive Retirement Allowance Policy (including tax gross-up), premiums under our Executive Life Insurance Policy (including tax gross-up), financial planning fees (including tax gross-up), payments for health services under our Executive Health Care program, payments made pursuant to our annual retirement contributions, company matches to 401(k) contributions and various gifts and awards. All Other Compensation for Mr. Armstrong includes vacation termination payment of $9,091 and a cash award of $50,000. For Messrs. Lasky and Woodward, includes travel, lodging, meals and other incidental expenses incurred as a result of their travel between their permanent home and the Company headquarters in support of their performing their duties on an interim basis at the Company headquarters during 2009. While the Company believes that Messrs. Lasky's and Woodward's presence in person at the Company's headquarters is essential for the performance of their duties and is in the best interests of the Company, in accordance with the definition of perquisites contained in Item 402 of Regulation S-K, we have included these incremental costs as a perquisite to

  Messrs. Lasky and Woodward. Other perquisites that exceed $25,000 or ten-percent of the total perquisites' value and tax gross-up payments for 2009 are as follows:

	Executive Retirement Allowance Policy	Gross-up of Executive Retirement Allowance Policy	ELIP Premiums	Gross-up of ELIP Premiums	Gross-up of Financial Planning Fees	Gross-up of Personal Excess Insurance Premium	401(k) Company Match and Profit Sharing	Travel, Lodging, Meals and Incidentals
William M. Lasky	$77	$51	—	—	$8,770	$1,004	$6,210	$72,131
James H. Woodward	—	—	—	—	—	$994	—	$33,331
David K. Armstrong	—	—	—	—	$8,459	—	$2,792	—
Edward J. Gulda	$2,870	$1,964	—	—	$7,168	$1,019	$1,367	—
Richard F. Schomer	—	—	—	—	$7,182	$1,036	$1,139	—
James J. Maniatis	—	—	—	—	$6,962	$1,004	$1,071	—
(6)
As reflected in the Director Compensation Table, Mr. Lasky also received $85,000 in fees and a stock award with a value of $3,900 on the date of grant for his service as a Director.

(7)
Reflects a stock award of 40,000 shares of our prepetition common stock to Mr. Armstrong on January 6, 2009 at $0.27 per share, the closing price on that date.

Narrative to Summary Compensation Table

        A description of various employee benefit plans and fringe benefits available to our NEOs and certain other employees are described below.

  Equity Grants

        Prior to our IPO we made stock option grants from time to time. At the time of our IPO in 2005, we issued a number of stock option awards to our directors and senior executives, as well as other employees under our 2005 Incentive Award Plan. These IPO grants were divided equally between time-based vesting awards and time- and performance-based vesting awards, with the latter being forfeited in the event we do not achieve predetermined annual bank adjusted EBITDA targets. Subsequent to the IPO, we periodically issued discretionary stock option awards to newly hired employees and upon promotions. As discussed in the Compensation Discussion and Analysis, in 2006 we implemented our long term incentive program, which provides annual grants of RSUs and SARs, and discontinued the practice of granting stock options. Equity grants typically have a three and one-half year vesting schedule and are awarded to align the executive's interest with those of the stockholder by incenting the creation of additional stockholder value through stock price appreciation and acting as a long-term retention tool.

  Defined Contribution Plans

        We have a Section 401(k) Savings/Retirement Plan (the "401(k) Plan") which covers all of our eligible employees. Effective January 1, 2009, plan participants in the 401(k) Plan receive matching contributions in an amount equal to one dollar for every dollar they contribute on the first 1%, and fifty cents for each dollar they contribute on the next 5%, of the participant's annual salary, subject to certain IRS limits. Matching contributions to 401(k) Plan participants become vested after two years of employment. Employees are eligible to participate in the 401(k) Plan in the first payroll period after thirty days of employment. Effective March 23, 2009, however, we indefinitely suspended the matching contributions in order to reduce expenses in response to the on-going industry and economic downturn.

  Defined Benefit Plans

        The Accuride Retirement Plan ("Retirement Plan") covers certain employees who began employment prior to January 1, 2006. Under the Retirement Plan, each participant has a "cash balance account" which is established for bookkeeping purposes only. Prior to 2009, each year, each participant's cash balance account was credited with a percentage of the participant's earnings (as defined in the Retirement Plan) (the "Base Earning Credit"). The percentage ranged from 2% to 11.5%, depending on the participant's age, years of service, and date of participation in the Retirement Plan. If a participant had excess earnings above the Social Security taxable wage base, then an additional 2% of the excess earnings amount was credited to the participant's account (the "Supplemental Earning Credit"). Participants' accounts also are credited with interest each year, based upon the rates payable on certain U.S. Treasury debt instruments. Employees' first becoming participants after January 1, 1998, also receive an additional credit for their first year of service. Effective January 1, 2009, the Retirement Plan was modified such that no further Base Earning Credits or Supplement Earning Credits will be credited to participants' cash balance accounts. However, interest credits will continue to be credited to participants' cash balance accounts.

        A participant's benefit at normal retirement age, if calculated as a lump sum payment, equals the balance of his or her cash balance account. The actuarial equivalent of the account balance also can be paid as a single life annuity, a qualified joint and survivor annuity, or an alternative form of payment allowed under the Retirement Plan.

  Financial Planning Fees

        We provide each NEO, other than Mr. Woodward, and certain other executives a stipend to cover the cost of financial planning services. The stipend in 2009 was $13,100 per year for Mr. Lasky and $10,400 for each of our Senior Vice Presidents, plus a gross-up for taxes incurred by the executive on the stipend.

  Executive Life Insurance Plan ("ELIP")

        Historically, certain executive officers annually received an amount to pay the premium on a flexible premium variable universal life insurance policy or variable annuity, to be wholly owned by the executive. The annual amount was equal to 7% of the executive's base salary plus 50% of such amount in order to offset taxes. However, no ELIP payment was made to any executive in 2009 in order to reduce expenses in response to the on-going industry and economic downturn.

  Executive Health Care

        Each NEO and certain other executives are eligible to participate in the Mayo Clinic's Executive Health Program, which provides a comprehensive examination and access to Mayo's medical, surgical and laboratory facilities. We pay the cost of certain eligible Mayo services, with any additional ineligible services billed directly to the NEO's insurance company.

  Executive Retirement Allowance

        Each NEO, as well as certain other executives, receives an executive retirement allowance in order to replace benefits lost due to the compensation that may be taken into account under our tax qualified retirement plans (the 401(k) Plan and the Retirement Plan). Effective January 1, 2009, the annual executive retirement allowance is equal to the sum of (i) 3.5% of the executive's base salary for the calendar year in excess of the compensation limits set forth in our 401(k) Plan, (ii) the retirement contribution percentage multiplied by the executive's base salary in excess of the compensation limits set forth in our 401(k) Plan, and (iii) an amount equal to the transition credits that the executive would be entitled to receive under the 401(k) Plan if that plan were not subject to the compensation limit, less the actual transition credits received by the executive under the 401(k) Plan for that year. The allowance is in the form of a cash payment to eligible executives and is grossed-up for taxes. Due to the economic and industry downturn in 2009, no retirement contribution or transition credits were made for the 2009 plan year in order to reduce expenses in response to the on-going industry and economic downturn. Also, as noted above, effective March 23, 2009, we suspended the Company match to employee 401(k) Plan contributions.

  Retirement Contribution Plan

        Effective January 1, 2009, our Annual Profit Sharing program was replaced by our retirement contribution program. Under our retirement contribution program, the Company will determine whether or not to make a discretionary contribution of 3% of total pay up to the Social Security Wage Base ($106,800 for 2009) (the "SSWB") and of 6% of total pay exceeding the SSWB. In order to be eligible, employees must be have completed at least thirty days continuous employment and must be employed on the last day of the plan year (December 31st), provided, however, that participants who retire, die, become disabled, enter into service with the armed forces of the United States, or terminate employment due to an involuntary reduction in workforce, during the plan year are also eligible to receive a discretionary retirement contribution. Actual contributions are calculated based on the eligible employee's "salary" as defined by the Plan. Retirement contributions are either paid in cash or contributed to the recipient's 401(k) account, depending upon regulatory compliance, and become vested after two year of service. The Company did not make a retirement contribution for the 2009 plan year.

  Personal Excess and Gross-Up

        We pay premiums on personal excess umbrella insurance coverage for each of our NEOs as well as all of our other Senior Vice Presidents and certain Vice Presidents. This policy provides liability coverage in excess of the individual's underlying insurance anywhere in the world unless stated otherwise or an exclusion applies. This policy pays on the behalf of the employee up to their specific limit amount for covered damages from any one occurrence, regardless of how many claims, homes, vehicles, watercraft, or people are involved in the occurrence; again, which are in excess of the underlying policy. Current policy limits are $10,000,000.

 GRANTS OF PLAN-BASED AWARDS—2009

        The following table shows all grants of awards in 2009 to each of the executive officers named in the Summary Compensation Table:

						All Other Stock Awards: Number of Shares of Stock or Units (#)(2)	All Other Option Awards: Number of Securities Underlying Options (#)(3)
			Estimated Possible Potential Payouts Under Non-Equity Incentive Plan Awards					Exercise or Base Price of Option Awards ($/Share)	Grant Date Closing Price of Common Stock ($/Share)
										Grant Date Fair Value of Stock and Option Awards(4)
	Grant Date		Threshold ($)	Target ($)	Max ($)
William M. Lasky	2/9/09		—	—	—	10,000	—	—	0.39	$3,900
	11/24/09	(5)	810,000	1,080,000	1,485,000	—	—	—	—	—
James H. Woodward, Jr.	—		—	—	—	—	—	—	—	—
	11/24/09	(5)	240,000	320,000	440,000	—	—	—	—	—
David K. Armstrong	1/6/09		—	—	—	40,000	—	—	0.27	$10,800
Edward J. Gulda	—	(1)	54,000	180,000	324,000	—	—	—	—	—
	4/22/09		—	—	—	42,400	92,200	0.35	0.35	$41,566
	11/24/09	(5)	180,000	240,000	330,000	—	—	—	—	—
James J. Maniatis	—	(1)	42,300	141,000	253,800	—	—	—	—	—
	4/22/09		—	—	—	33,200	72,200	0.35	0.35	$32,549
	11/24/09	(5)	141,000	188,000	258,500	—	—	—	—	—
Richard F. Schomer	—	(1)	45,000	150,000	270,000	—	—	—	—	—
	4/22/09		—	—	—	35,400	76,800	0.35	0.35	$34,652
	11/24/09	(5)	150,000	200,000	275,000	—	—	—	—	—

(1)
Reflects the potential payouts under the AICP for 2009 as more fully described in the Compensation Discussion and Analysis above. The AICP payment for 2009 was determined in March 2010 upon completion of the consolidated financial statements for the fiscal year ended December 31, 2009. The Summary Compensation Table details amounts actually paid in 2010 under the 2009 AICP in the column Non-Equity Incentive Plan Compensation. As stated in the Summary Compensation Table, there was no AICP paid out in 2010 for 2009 or in 2009 for 2008. Mr. Armstrong was not eligible to receive a 2009 AICP payment once his employment terminated in April 2009.

(2)
Except for Messrs. Lasky and Armstrong, reflects RSUs granted during 2009 under our LTIP which were scheduled to vest in annual installments of 10%, 20%, 30%, and 40% each December 1st of 2009, 2010, 2011, and 2012, respectively. Pursuant to our Plan of Reorganization (the "Plan"), all outstanding RSUs vested on the Effective Date of the Plan. Mr. Lasky's February 9, 2009 grant represented compensation related to his service as a Director of the Company. Mr. Armstrong received a grant of 40,000 shares on January 6, 2009 at the discretion of the Compensation Committee.

(3)
Reflects SARs granted during 2009 under our LTIP that were scheduled to vest on December 31, 2012; provided, however, that 25% of the total award was eligible to vest on an accelerated basis on December 31st of each of 2009, 2010, and 2011 based on the achievement of pre-established bank adjusted EBITDA goals for each year. The Company did not achieve the bank adjusted EBITDA threshold goal of $80 million for the accelerated vesting of SARs in 2009 and, accordingly, no SARs vested on an accelerated basis in 2009. Pursuant to our Plan of Reorganization (the "Plan"), all outstanding SARs vested on the Effective Date of the Plan of Reorganization. Due to the fact that the exercise price of the all outstanding SARs were above the market price of our stock on the Effective Date, all outstanding SARs were cancelled.

(4)
In determining the estimated fair value of our share-based awards as of the grant date, we used the Black-Scholes option-pricing model. The assumptions underlying our model are described in the notes to our consolidated financial statements (Note 10—Stock-Based Compensation Plans).

(5)
Reflects the potential payouts under the KEIP as more fully described in the Compensation Discussion and Analysis above. The amounts to be paid under the KEIP, or the total plan pool, were based upon: (i) the attainment of a threshold liquidity target upon emergence from bankruptcy and (ii) the date of emergence from bankruptcy. The maximum and threshold payment were set at one hundred thirty-seven and one-half percent (137.5%) and seventy-five percent (75%) of the target, respectively. The maximum, target and threshold payments would become payable if we exited bankruptcy in February 2010, April 2010, and May 2010, respectively, and if we achieved the threshold liquidity targets. An intermediary payment of one hundred twelve and one-half percent (112.5%) would be payable if we exited bankruptcy in March 2010 and achieved the threshold liquidity target. No awards under the KEIP would become payable if we did not satisfy the threshold liquidity target or if we exited bankruptcy after May 2010. Mr. Armstrong did not participate in the KEIP as he had already left the company at the time the program was established.

Narrative to Grants of Plan-Based Awards Table

        Vesting in LTIP awards will generally be under an approximately three and one-half year back-loaded vesting schedule. SAR grants under the LTIP generally have a three and one-half year cliff vesting schedule, which may be accelerated based on the Company's financial performance. In particular, twenty five percent (25%) of the total SAR award may vest each year through the attainment of the same target bank adjusted EBITDA goal established for the AICP. RSU awards granted under our LTIP vest in annual installments of 10%, 20%, 30% and 40% over approximately a three and one-half year period on each December 1st following the date of grant.

        In 2009, the target bank adjusted EBITDA goal that would trigger accelerated vesting of a portion of outstanding SAR awards was $80 million. This goal was not achieved.

        Notwithstanding the vesting procedures outlined above, SAR and RSU grants will vest pro rata, as specified in the award agreements, if the recipient's employment terminates due to death, disability, or qualified retirement (i.e., age 55 or over after having at least ten years of service, or over age 65 and other than by reason of termination for cause). Our RSU and SAR award agreements specify that unvested shares will vest upon a change in control.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE—2009

	Option Awards						Stock Awards
	Number of Securities Underlying Unexercised Options— Exercisable	Number of Securities Underlying Unexercised Options— Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(1)		Market Value of shares or Units of Stock That Have Not Vested(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
William M. Lasky	—	—		—	—	—	2,500	(2)	$825	—	—
James H. Woodward, Jr.	—	—		—	—	—	—		—	—	—
David K. Armstrong(3)	—	—		—	—	—	—		—	—	—
James J. Maniatis	—	—		—	—	—	10,353	(4)	$3,416	—	—
	—	—		—	—	—	29,880	(5)	$9,860	—	—
	—	32,245	(6)	—	$7.10	05/16/18	—		—	—	—
	—	72,200	(7)	—	$0.35	04/22/19	—		—	—	—
Edward J. Gulda	—	—		—	—	—	14,789	(8)	$4,880	—	—
	—	—		—	—	—	38,160	(9)	$12,593	—	—
	—	46,065	(10)	—	$7.10	05/16/18	—		—	—	—
	—	92,000	(11)	—	$0.35	04/22/19	—		—	—	—
Richard F. Schomer	—	—		—	—	—	3,628	(12)	$1,197	—	—
	—	—		—	—	—	11,092	(13)	$3,660	—	—
	—	—		—	—	—	31,860	(14)	$10,514	—	—
	—	21,829	(15)	—	$12.68	08/20/17	—		—	—	—
	—	34,549	(16)	—	$7.10	05/16/18	—		—	—	—
	—	76,800	(17)	—	$0.35	04/22/19	—		—	—	—

(1)
Except with respect to Mr. Lasky, represents RSUs granted under our LTIP. Assumes that the market value of unvested equity awards was $0.33, which was the closing price of our prepetition common stock on December 31, 2009 (the last day of trading of 2009).

(2)
Represents RSUs granted in February 2009 related to Mr. Lasky's service as a Director, which vest on January 2, 2010. All RSUs vested on the Effective Date of the Plan of Reorganization.

(3)
Mr. Armstrong's employment with the Company terminated in April 2009 and all unvested and unexercised options as of the end of the 90th day following Mr. Armstrong's last day of employment were forfeited.

(4)
Represents RSUs granted in May 2008; 4,436 shares and 5,916 shares of which were to vest on December 1st of 2010 and 2011, respectively. All RSUs vested on the Effective Date of the Plan of Reorganization.

(5)
Represents RSUs granted in April 2009; 6,640 shares, 9,960 shares, and 13,280 shares of which vest on December 1st of 2010, 2011, and 2012, respectively. All RSUs vested on the Effective Date of the Plan of Reorganization.

(6)
Represents SARs granted in May 2008 under our LTIP, which were to vest on December 31, 2011, provided however that 25% of such shares were to vest on December 31st of 2010 if certain pre-established EBITDA targets are satisfied. All SARs were cancelled on the Effective Date of the Plan or Reorganization.

(7)
Represents SARs granted in April 2009 under our LTIP, which were to vest on December 31, 2012, provided however that 25% of such shares were to vest each year on December 31st of 2010 and 2011 if certain pre-established EBITDA targets are satisfied. All SARs were cancelled on the Effective Date of the Plan or Reorganization.

(8)
Represents RSUs granted in May 2008; 6,339 shares and 8,450 shares of which vest on December 1st of 2010 and 2011, respectively. All RSUs vested on the Effective Date of the Plan of Reorganization.

(9)
Represents RSUs granted in April 2009; 8,480 shares, 12,720 shares, and 16,960 shares of which were to vest on December 1st of 2010, 2011, and 2012, respectively.

(10)
Represents SARs granted in May 2008 under our LTIP, which were to vest on December 31, 2011, provided however that 25% of such shares were to vest on December 31st of 2010 if certain pre-established EBITDA targets are satisfied. All SARs were cancelled on the Effective Date of the Plan or Reorganization.

(11)
Represents SARs granted in April 2009 under our LTIP, which were to vest on December 31, 2012, provided however that 25% of such shares were to vest each year on December 31st of 2010 and 2011 if certain pre-established EBITDA targets are satisfied. All SARs were cancelled on the Effective Date of the Plan or Reorganization.

(12)
Represents RSUs granted on August 20, 2007; 3,628 shares of which were to vest on December 1st of 2010. All RSUs vested on the Effective Date of the Plan of Reorganization.

(13)
Represents RSUs granted on May 16, 2008; 4,754, and 6,338 shares of which were to vest on December 1st of 2010 and 2011, respectively. All RSUs vested on the Effective Date of the Plan of Reorganization.

(14)
Represents RSUs granted in April 2009; 7,080 shares, 10,620 shares, and 14,160 shares of which were to vest on December 1st of 2010, 2011, and 2012, respectively. All RSUs vested on the Effective Date of the Plan of Reorganization.

(15)
Represents SARs granted in August 2007 under our LTIP, which were to vest on December 31, 2010. All SARs were cancelled on the Effective Date of the Plan or Reorganization.

(16)
Represents SARs granted in May 2008 under our LTIP, which were to vest on December 31, 2011, provided however that 25% of such shares were to vest on December 31st of 2010 if certain pre-established EBITDA targets are satisfied. All SARs were cancelled on the Effective Date of the Plan or Reorganization.

(17)
Represents SARs granted in April 2009 under our LTIP, which were to vest on December 31, 2012, provided however that 25% of such shares were to vest each year on December 31st of 2010 and 2011 if certain pre-established EBITDA targets are satisfied. All SARs were cancelled on the Effective Date of the Plan or Reorganization.

OPTIONS EXERCISED & STOCK VESTED DURING FISCAL 2009

	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized Upon Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
William M. Lasky	—	—	258,750	$68,823
James H. Woodward, Jr.	—	—	—	—
David K. Armstrong	—	—	40,000	$10,800
James J. Maniatis	—	—	6,278	$1,256
Edward J. Gulda	—	—	8,466	$1,693
Richard F. Schomer	—	—	9,430	$1,886

PENSION BENEFITS

	Plan Name	Number of Years of Credited Service (#)	Present Value of Accumulated Benefit ($)(1)	Payments During the Last Fiscal Year ($)
William M. Lasky	None	—	—	—
James H. Woodward, Jr.	None	—	—	—
David K. Armstrong	Accuride Retirement Plan	9.25	$168,427	$0
James J. Maniatis	None	—	—	—
Edward J. Gulda	None	—	—	—
Richard F. Schomer	None	—	—	—

(1)
Represents the present value of benefits accrued-to-date. For the Accuride Retirement Plan, this is the cash balance account as of the measurement date. The present value of benefits accrued-to-date was calculated using a discount rate of 5.90% and interest crediting at 4.50% (consistent with SFAS No. 87 disclosure assumptions). The model applies a postretirement mortality using the Fully Generational RP-2000 Combined Healthy Mortality table projected using Scale AA and no mortality applied preretirement.

Potential Post Employment Payments

  Severance and Retention Arrangements—Change of Control

        We have entered into amended and restated severance and retention agreements with each NEO, other than Messrs. Lasky and Woodward due to the fact of their services in an interim capacity.

        The amended and restated severance and retention agreements have a one-year term, subject to automatic one-year renewals if not terminated by either party in accordance with the terms of the agreement. If a "Change of Control" (as defined in the agreement) occurs, the scheduled expiration date of the initial term or renewal term, as the case may be, will be extended for a term ending 18 months after the Change of Control. A Change in Control within the meaning of the agreements occurred as a result of the implementation of the Plan of Reorganization.

        Under the terms of the amended and restated severance and retention agreement, a NEO is entitled to severance if the executive's employment is terminated by us without "cause" or if he or she terminates employment for "good reason" (as these terms are defined in the agreement). This severance generally is equal to one year of the executive's base salary. However, if such termination is within 18 months following a Change of Control, then such severance benefits are as follows:

  •
  For each of Messrs. Gulda, Maniatis, and Schomer, a payment equal to 200% of his salary plus 200% of the greater of (i) the annualized AICP payment to which he would be entitled as of the date on which the Change of Control occurs or (ii) his average AICP payment over the three years prior to termination.

  •
  In addition, each participating NEO is entitled to continue certain employee benefits, including health, disability, accident and dental insurance coverage for an 18 month period from the date of termination or if earlier, the date on which the executive receives such benefits from a subsequent employer.

        Any such severance is reduced by all payments the executive may become entitled under any other severance policy we may have with the exception of a one year retention plan.

        All severance is subject to the executive executing a general release of claims and agreeing to non-compete and non-solicitation covenants. In addition, if necessary to comply with the tax laws, the severance may not be paid until six months following the NEO's termination.

        No severance is payable if the NEO's employment is terminated for "cause," if they resign without "good reason" or if they become disabled or die.

        Finally, under the terms of the 2005 Equity Incentive Plan, in the event of a Change of Control, if all options, RSUs or SARs settled in stock are not converted, assumed, or replaced by a successor, then such awards will become fully exercisable and all forfeiture restrictions on such awards will lapse and all RSUs shall become deliverable, unless otherwise provided in any award agreement or any other written agreement entered into with an executive. Our outstanding stock option, RSU and SAR award agreements provide that such awards will vest upon a Change of Control. A Change in Control occurred upon our emergence from bankruptcy on the Effective Date, at which time all outstanding awards vested, including the cash awards. SARs and Options were cancelled since they all had base prices which were below the market price of our prepetition common stock and shares of our prepetition common stock were delivered in settlement of all outstanding RSUs based on the appropriate conversion rate of our old equity for new equity.

  Value of Payment Presuming Hypothetical December 31, 2009 Termination Date

        The following tables summarize enhanced payments our NEOs would be eligible to receive assuming a hypothetical separation of employment on December 31, 2009, based upon the circumstances listed in the columns of each table. Mr. Armstrong is excluded since he is no longer employed with the Company following his resignation. The tables do not include amounts for vested equity awards and vested pension benefits, or similar non-discriminatory benefits to which each NEO is eligible. No amounts are payable to an executive, and no stock options, RSUs, SARs or cash awards will vest if the executive voluntarily terminates his or her employment, other than for "good reason," or is terminated for cause.

William M. Lasky

	Retirement ($)	Involuntary or For Good Reason Termination ($)	Change of Control ($)	Involuntary or For Good Reason Termination (Change of Control) ($)	Disability ($)	Death ($)
Compensation:
- Severance	0	0	0	0	0	0
- Incentive Pay	0	0	0	0	0	0
- Retention Bonus	0	0	0	0	0	0
Long-Term Incentives
- Unvested and Accelerated RSUs	0	0	$825	0	0	0
- Unvested and Accelerated Stock Options / SARs	0	0	0	0	0	0
- Unvested and Accelerated Cash	0	0	0	0	0	0
Benefits & Perquisites:
- Post Separation Health Care, Disability & Accident Ins.	0	0	0	0	0	0
- Insurance Benefits	0	0	0	0	0	0
- Outplacement	0	0	0	0	0	0
- Financial Planning and Executive Physical	0	0	0	0	0	0
Excise Tax Gross-Up Payment	n/a	n/a	0	0	n/a	n/a

Total Payment:	0	0	0	0	0	0

(a)
Assumes that the market value of unvested equity awards was $0.33, which was the closing price of our prepetition common stock on December 31, 2009.

James H. Woodward, Jr.

	Retirement ($)	Involuntary or For Good Reason Termination ($)	Change of Control ($)	Involuntary or For Good Reason Termination (Change of Control) ($)	Disability ($)	Death ($)
Compensation:
- Severance	0	0	0	0	0	0
- Incentive Pay	0	0	0	0	0	0
- Retention Bonus	0	0	0	0	0	0
Long-Term Incentives
- Unvested and Accelerated RSUs	0	0	0	0	0	0
- Unvested and Accelerated Stock Options / SARs	0	0	0	0	0	0
- Unvested and Accelerated Cash	0	0	0	0	0	0
Benefits & Perquisites:
- Post Separation Health Care, Disability & Accident Ins.	0	0	0	0	0	0
- Insurance Benefits	0	0	0	0	0	0
- Outplacement	0	0	0	0	0	0
- Financial Planning and Executive Physical	0	0	0	0	0	0
Excise Tax Gross-Up Payment	n/a	n/a	0	0	n/a	n/a

Total Payment:	0	0	0	0	0	0

James J. Maniatis

	Involuntary or For Good Reason Termination ($)		Change of Control ($)	Involuntary or For Good Reason Termination (Change of Control) ($)		Disability ($)	Death ($)
Compensation:
- Severance	235,000		0	470,000		0	0
- Incentive Pay	0		0	0		0	0
- Retention Bonus	235,000	(g)	0	235,000	(g)	0	0
Long-Term Incentives(a)
- Unvested and Accelerated RSUs	0		13,277	13,277		4,375	4,375
- Unvested and Accelerated Stock Options / SARs(b)	0		0	0		0	0
- Unvested and Accelerated Cash	0		124,748	124,748		0	124,748
Benefits & Perquisites:
- Post Separation Health Care, Disability & Accident Ins.(c)	0		0	18,645		0	0
- Insurance Benefits(d)	0		0	0		0	0
- Outplacement	0		0	10,000		0	0
- Financial Planning and Executive Physical(e)	0		0	22,362		0	0
Excise Tax Gross-Up Payment(f)	n/a		0	0		n/a	n/a

Total Payment:	470,000		138,025	894,032		4,375	129,123

(a)
Assumes that the market value of unvested equity awards was $0.33, which was the closing price of our prepetition common stock on December 31, 2009.

(b)
Represents intrinsic value of unvested stock options/SARs/cash.

(c)
Cost estimated assuming 2010 COBRA rates for Company health benefits and 2010 costs for Company disability and accident insurance.

(d)
Represents death benefit payable to the executive's heirs under insurance purchased by executive through the ELIP.

(e)
Assumes Company cost of $15,400 and income tax gross-up of $6,962.

(f)
Under the amended and restated severance and retention agreement, if payments are subject to excise taxes imposed under Section 4999 of the Code, the Company will pay to the executive an additional "gross-up" amount so that his after-tax benefits are the same as though no excise tax had applied. The provision is applicable only if the benefits received without applying a 280G scaleback is greater than 120% of the benefits the executive would receive if the payments were scaled back to the 280G safe harbor. Otherwise, the payments will be reduced to the 280G safe harbor.

        The following assumptions were used to calculate payments under Section 280G:

  (1)
  Equity valued at $0.33, which was the closing price of our prepetition common stock on December 31, 2009.

  (2)
  Calculations include an estimated value for the two-year non-compete provision. Annual value estimated to be the executive's current target total cash compensation (salary and target annual bonus).

(g)
The Retention Bonus is not payable if Mr. Maniatis voluntarily leaves Accuride or is terminated for Cause (as defined in the Retention Bonus agreement) prior to May 7, 2010.

Edward J. Gulda

	Involuntary or For Good Reason Termination ($)		Change of Control ($)	Involuntary or For Good Reason Termination (Change of Control) ($)		Disability ($)	Death ($)
Compensation:
- Severance	300,000		0	600,000		0	0
- Incentive Pay	0		0	0		0	0
- Retention Bonus	300,000	(g)	0	300,000	(g)	0	0
Long-Term Incentives(a)
- Unvested and Accelerated RSUs	0		17,474	17,474		5,858	5,858
- Unvested and Accelerated Stock Options / SARs(b)	0		0	0		0	0
- Unvested and Accelerated Cash	0		159,240	159,240		0	159,240
Benefits & Perquisites:
- Post Separation Health Care, Disability & Accident Ins.(c)	0		0	14,833		0	0
- Insurance Benefits(d)	0		0	0		0	0
- Outplacement	0		0	10,000		0	0
- Financial Planning and Executive Physical(e)	0		0	22,568		0	0
Excise Tax Gross-Up Payment(f)	n/a		0	0		n/a	n/a

Total Payment:	600,000		176,714	1,124,115		5,858	165,098

(a)
Assumes that the market value of unvested equity awards was $0.33, which was the closing price of our prepetition common stock on December 31, 2009.

(b)
Represents intrinsic value of unvested stock options/SARs.

(c)
Cost estimated assuming 2010 COBRA rates for Company health benefits and 2010 costs for Company disability and accident insurance.

(d)
Represents death benefit payable to the executive's heirs under insurance purchased by executive through the ELIP.

(e)
Assumes Company cost of $15,400 and income tax gross-up of $7,168.

(f)
Under the amended and restated severance and retention agreement, if payments are subject to excise taxes imposed under Section 4999 of the Code, the Company will pay to the executive an additional "gross-up" amount so that his after-tax benefits are the same as though no excise tax had applied. The provision is applicable only if the benefits received without applying a 280G scaleback is greater than 120% of the benefits the executive would receive if the payments were scaled back to the 280G safe harbor. Otherwise, the payments will be reduced to the 280G safe harbor.

        The following assumptions were used to calculate payments under Section 280G:

  (1)
  Equity valued at $0.33, which was the closing price of our prepetition common stock on December 31, 2009.

  (2)
  Calculations include an estimated value for the two-year non-compete provision. Annual value estimated to be the executive's current target total cash compensation (salary and target annual bonus).

(g)
The Retention Bonus is not payable if Mr. Gulda voluntarily leaves Accuride or is terminated for Cause (as defined in the Retention Bonus agreement) prior to May 7, 2010.

Richard F. Schomer

	Involuntary or For Good Reason Termination ($)		Change of Control ($)	Involuntary or For Good Reason Termination (Change of Control) ($)		Disability ($)	Death ($)
Compensation:
- Severance	250,000		0	530,720		0	0
- Incentive Pay	0		0	0		0	0
- Retention Bonus	250,000	(g)	0	250,000	(g)	0	0
Long-Term Incentives(a)
- Unvested and Accelerated RSUs	0		15,372	15,372		5,536	5,536
- Unvested and Accelerated Stock Options / SARs(b)	0		0	0		0	0
- Unvested and Accelerated Cash	0		132,687	132,687		0	132,687
Benefits & Perquisites:
- Post Separation Health Care, Disability & Accident Ins.(c)	0		0	14,705		0	0
- Insurance Benefits(d)	0		0	0		0	0
- Outplacement	0		0	10,000		0	0
- Financial Planning and Executive Physical(e)	0		0	22,582		0	0
Excise Tax Gross-Up Payment(f)	n/a		0	0		n/a	n/a

Total Payment:	500,000		148,059	976,066		5,536	138,223

(a)
Assumes that the market value of unvested equity awards was $0.33, which was the closing price of our prepetition common stock on December 31, 2009.

(b)
Represents intrinsic value of unvested stock options/SARs.

(c)
Cost estimated assuming 2010 COBRA rates for Company health benefits and 2010 costs for Company disability and accident insurance.

(d)
Represents death benefit payable to the executive's heirs under insurance purchased by executive through the ELIP.

(e)
Assumes Company cost of $15,400 and income tax gross-up of $7,182.

(f)
Under the amended and restated severance and retention agreement, if payments are subject to excise taxes imposed under Section 4999 of the Code, the Company will pay to the executive an additional "gross-up" amount so that his after-tax benefits are the same as though no excise tax had applied. The provision is applicable only if the benefits received without applying a 280G scaleback is greater than 120% of the benefits the executive would receive if the payments were scaled back to the 280G safe harbor. Otherwise, the payments will be reduced to the 280G safe harbor.

        The following assumptions were used to calculate payments under Section 280G:

  (1)
  Equity valued at $0.33, which was the closing price of our prepetition common stock on December 31, 2009.

  (2)
  Calculations include an estimated value for the two-year non-compete provision. Annual value estimated to be the executive's current target total cash compensation (salary and target annual bonus).

(g)
The Retention Bonus is not payable if Mr. Schomer voluntarily leaves Accuride or is terminated for Cause (as defined in the Retention Bonus agreement) prior to May 7, 2010.

Compensation Committee Interlocks and Insider Participation

        None of our executive officers serve as a member of the board of directors or compensation committee of any other company that has one or more of its executive officers serving as a member of our board of directors or compensation committee.

COMPENSATION OF NON-EMPLOYEE DIRECTORS

        The following Director Compensation Table sets forth summary information concerning the compensation earned in 2009 for services as directors to our Company.

	Fees Earned or Paid in Cash(1)	Stock Awards(2)	Total
Michael Alger	$34,818	—	$34,818
Mark D. Dalton	$149,250	$3,700	$152,950
John D. Durrett, Jr.	$109,000	$3,700	$112,700
Donald T. Johnson, Jr.	$155,250	$3,700	$158,950
William M. Lasky	$85,000	$3,900	$88,900
Donald C. Mueller	$85,972	—	$85,972
Jason H. Neimark	$85,972	—	$85,972
Charles E. Mitchell Rentschler	$108,000	$3,700	$111,700
Donald C. Roof	$166,500	$3,700	$170,200
Thomas V. Taylor, Jr.	$85,972	—	$85,872
Brian J. Urbanek	$86,722	—	$86,722
Douglas C. Werking	$49,018	—	$49,018

(1)
All fees are shown in this column regardless of payment method. The amounts are detailed below:

	Base Annual Fee	Audit Committee Chairman	Human Resource & Compensation Committee Chairman	Nominating/ Governance Committee Chairman	Meeting Attendance Fee	Special Committee Fee(a)	Total
Michael Alger(b)	$32,568	—	—	—	$2,250	—	$34,818
Mark D. Dalton	$85,000	—	—	—	$19,250	$45,000	$149,250
John D. Durrett, Jr.	$85,000	—	—	$7,500	$16,500	—	$109,000
Donald T. Johnson, Jr.	$85,000	—	$7,500	—	$17,750	$45,000	$155,250
William M. Lasky(c)	$85,000	—	—	—	—	—	$85,000
Donald C. Mueller	$76,972	—	—	—	$9,000	—	$85,972
Jason H. Neimark	$76,972	—	—	—	$9,000	—	$85,972
Charles E. Mitchell Rentschler	$85,000	—	—	—	$23,000	—	$108,000
Donald C. Roof	$85,000	$15,000	—	—	$21,500	$45,000	$166,500
Thomas V. Taylor, Jr.	$76,972	—	—	—	$9,000	—	$85,972
Brian J. Urbanek	$76,972	—	—	—	$9,750	—	$86,722
Douglas C. Werking(d)	$76,972	—	—	—	$6,000	—	$49,018

(a)
As members of the Special Committee appointed by the full Board of Directors, each was granted a cash award during 2009 as compensation for services.

(b)
Mr. Alger began serving as a director on August 13, 2009.

(c)
As reflected in the Summary Compensation Table, Mr. Lasky also received $912,204 in fees for his services as President and CEO.

(d)
Mr. Werking resigned as of August 6, 2009.
(2)
These amounts represent the aggregate expense recognized for financial statement reporting purposes in 2009, disregarding forfeitures related to service-based vesting conditions, in accordance with the Financial Accounting Standards Board's ("FASB") ASC Topic 718, Compensation—Stock Compensation, for stock options and RSUs granted to the directors. The total grant date fair value of awards to the directors made in 2009 was $22,400. The awards for which expense is shown in this table include the awards described below:

	Grant Date	Restricted Stock Units Granted		Stock Option Shares Granted	Exercise Price	Grant Date Fair Value of Stock and Option Awards(a)	Stock Option Shares Exercisable at 12/31/2009	Stock Option Shares Outstanding at 12/31/2009(b)
Mark D. Dalton	4/26/2005	—		25,000	$9.00	$40,164	8,334	8,334
	2/02/2009	10,000		—	—	$3,700	—	—
John D. Durrett, Jr.	2/02/2009	10,000	(c)	—	—	$3,700	—	—
Donald T. Johnson, Jr.	4/10/2006	—		25,000	$10.53	$58,725	25,000	25,000
	2/02/2009	10,000	(c)	—	—	$3,700	—	—
William M. Lasky	2/09/2009	10,000		—	—	$3,900	—	—
Charles E. Mitchell Rentschler	4/26/2005	—		25,000	$9.00	$40,164	25,000	25,000
	2/02/2009	10,000	(c)	—	—	$3,700	—	—
Donald C. Roof	4/26/2005	—		25,000	$9.00	$40,164	25,000	25,000
	2/02/2009	10,000		—	—	$3,700	—	—

(a)
In determining the estimated fair value of our share-based awards as of the grant date, we used the Black-Scholes option-pricing model. The assumptions underlying our model are described in the notes to our consolidated financial statements (Note 10—Stock-Based Compensation Plans).

(b)
Options are fully vested at grant, but become exercisable in one-third increments on each anniversary of the grant date. Once exercisable the option may be exercised at any time up until the tenth anniversary of the grant date.

(c)
Elected to defer the 10,000 RSUs pursuant to the Directors' Deferred Compensation Plan.

Narrative to Director Compensation Table

        Since January 1, 2009, our director compensation structure has been the following:

  •
  Each non-employee director will receive an annual retainer of $45,000;

  •
  Each non-employee director will receive an additional cash payment of $40,000, with one quarter of such payment becoming payable on each of March 31, June 30, September 30, and the first business day of January;

  •
  Each non-employee director will receive a fee of $1,500 for each Board meeting attended in person and, alternatively, a fee of $750 for each Board meeting attended telephonically;

  •
  Each non-employee director that is a member of a committee will receive a fee of $1,000 for each committee meeting attended in person of which he is a member and, alternatively, a fee of $500 for each committee meeting attended telephonically of which he is a member; and

  •
  The non-employee director Chairpersons of Board committees will receive the following annual retainers in addition to the non-employee director fees outlined above:

  •
  Audit Committee Chairperson—$15,000 annual retainer;

  •
  Nominating Committee Chairperson—$7,500 annual retainer; and

  •
  Compensation Committee Chairperson—$7,500 annual retainer.

        In addition, as of the first business day of February each year, each non-employee director of the Company will be granted 10,000 restricted stock units ("RSUs"), with one-quarter of such RSUs vesting on March 31, June 30, September 30 and the first business day of January immediately following the date of grant. Shares will be delivered to each non-employee director in accordance with this vesting schedule, unless the non-employee director has elected to defer delivery pursuant to the Accuride Corporation Directors' Deferred Compensation Plan (the "DDCP").

        In September 2008 upon resignation of our former President and CEO, Mr. Lasky agreed to serve as our Interim President and CEO in addition to continuing to serve as a member of our Board. As disclosed in our Compensation Discussion and Analysis, the Compensation Committee agreed that, in addition to his compensation as Interim CEO, Mr. Lasky would continue to receive cash equal to the retainer and other cash fees (except meeting fees) paid to the Company's non-employee directors and upon the same terms and conditions, as well as an annual equity grant equal to the equity grants issued annually to the Company's non-employee directors.

        Under the DDCP, non-employee directors may elect to defer payment of all or a specified part of their compensation earned during a given year, including any stock-based compensation. Deferred compensation will be distributed to the non-employee directors: 1) in a lump sum payment or installments, as the non-employee director may elect; and 2) as of the first January 1 following the non-employee director's separation from the Company, unless the non-employee director has elected a different payment schedule.

        We reimburse directors for out-of-pocket expenses incurred in connection with their attendance at Board and Board Committee meetings.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

        The following table sets forth the beneficial ownership of Common Stock and convertible notes as of March 26, 2010, by:

  •
  all persons known to us to be the beneficial owners of more than 5% of our Common Stock or our convertible notes;

  •
  each of the officers named in the Summary Compensation Table (the "Named Executive Officers" or "NEOs"), other than Mr. Armstrong, who is no longer employed by us;

  •
  each current director; and

  •
  all directors and executive officers as a group.

        As of March 26, 2010, there were:

  •
  126,294,882 shares of Common Stock issued and outstanding, which includes 125,000,000 shares of Common Stock issued under the Plan of Reorganization, plus 1,294,882 shares of Common Stock issued on the Effective Date of the Plan of Reorganization under our Key Executive Incentive Plan;

  •
  22,058,824 shares of Common Stock issuable at any time upon exercise of the Warrants at an initial exercise price of $2.10 per share of Common Stock (subject to adjustment); and

  •
  186,666,662 shares of Common Stock issuable at any time upon full conversion of $140 million principal amount of convertible notes, at an initial conversion price of $0.75 per share of Common Stock (subject to adjustment).

        Unless otherwise indicated, the address for each listed beneficial owner is c/o Accuride Corporation, 7140 Office Circle, P.O. Box 15600, Evansville, Indiana 47716.

								Approximate % of the Total Voting Power (Assumes Full Conversion of Convertible Notes)(3)
				Convertible Notes
				Amount of Convertible Notes (on an as converted basis)	% of Convertible Notes (on an as converted basis)	Approximate % of Common Stock Owned (Per Rule 13d-3(c))(2)
	Common Stock
Name and Address	Shares of Common Stock(1)	% of Common Stock
5% Holders:
Entities affiliated with Brigade Capital Management, LLC(4)	6,857,125	5.4%		—	—	5.4%		2.2%
399 Park Avenue, 16th Floor
New York, New York 10022
Entities affiliated with Sankaty Credit Opportunities, L.P.(5)	15,188,701	12.0	%(6)	14,225,294	7.6%	20.9	%(7)	9.3%
111 Huntington Avenue
Boston, MA 02199
Entities affiliated with Senator Investment Group LP(8)	—	—		14,254,657	7.6%	10.1	%(9)	4.6%
1330 Avenue of the Americas, 26th Floor
New York, NY 10019
Entities affiliated with Third Point LLC(10)	10,500,000	8.3%		14,254,484	7.6%	17.6	%(11)	7.9%
390 Park Avenue
New York, New York 10022
Entities affiliated with Tinicum Capital Partners II, L.P.(12)	9,796,367	7.7	%(13)	11,413,547	6.1%	15.2	%(14)	6.2%
c/o Tinicum Capital Partners II, L.P.
800 Third Avenue, 40th Floor
New York, NY 10022
Entities affiliated with York Capital Management Global Advisors, LLC(15)	12,627,747	9.99%		24,052,807	12.9%	9.99	%(16)	11.7	%(17)
c/o York Capital Management
767 Fifth Avenue, 17th Floor
New York, NY 10153
Directors & Named Executive Officers:
Michael Bevacqua	—	—		—	—	—		—
Keith E. Busse	—	—		—	—	—		—
Benjamin C. Duster	—	—		—	—	—		—
Robert J. Kelly	—	—		—	—	—		—
William M. Lasky(18)	1,164,032	*	(19)	—	—	*	(19)	*
Stephen S. Ledoux	—	—		—	—	—		—
John W. Risner	—	—		—	—	—		—
Edward J. Gulda(20)	26,709	*	(21)	—	—	*	(21)	*
James J. Maniatis(22)	20,022	*	(23)	—	—	*	(23)	*
Richard F. Schomer(24)	25,182	*	(25)	—	—	*	(25)	*
James H. Woodward	307,560	*		—	—	*		*
All current directors and executive officers as a group (14 persons)(26)	1,596,126	1.3	%(27)	—	—	1.3	%(27)	*

*
Less than 1%.

(1)
The beneficial ownership numbers in this column (i) include shares of Common Stock that are not outstanding, but that are issuable upon exercise of out-of-the-money Warrants and (ii) exclude shares of Common Stock issuable upon conversion of the convertible notes.

(2)
The beneficial ownership percentages in this column have been calculated in accordance with Rule 13d-3(c) of the Exchange. Under Rule 13d-3(c), shares of Common Stock that are not outstanding, but that are issuable upon exercise of out-of-the-money Warrants or conversion of the convertible notes, have been deemed to be outstanding for the purpose of computing the percentage of outstanding shares of Common Stock owned by each person in the table, and are not deemed to be outstanding for the purpose of computing the percentage of the shares of Common Stock beneficially owned by any other person in the table.

(3)
The beneficial ownership percentages in this column are calculated assuming that all outstanding convertible notes have been converted into shares of Common Stock, and without regard to any shares of Common Stock issuable upon exercise of the out-of-the-money Warrants. The convertible notes are entitled to vote with the shares of Common Stock on an as-converted basis, but Warrants are not entitled to vote. The Company believes the beneficial ownership percentages in this column are relevant to holders of Common Stock and convertible notes in assessing the voting power of the Common Stock and the convertible notes in this context. Applying this assumption, the beneficial ownership percentages in this column are based on 312,961,544 shares of Common Stock deemed to be outstanding as of March 26, 2010, which includes (i) 126,294,882 shares of Common Stock outstanding as of March 26, 2010 and (ii) 186,666,662 shares of Common Stock issuable upon the full conversion of all convertible notes outstanding as of March 26, 2010.

(4)
Based solely on the Schedule 13G filed with the SEC on March 5, 2010 by Brigade Capital Management, LLC, a Delaware limited liability company ("Brigade Capital"). Brigade Capital and Brigade Leveraged Capital Structures Fund Ltd., a company organized under the laws of the Cayman Islands ("Brigade Structures"), both may be deemed to be the beneficial owner of the 6,857,125 shares of Common Stock. Donald E. Morgan, III is the managing member of Brigade Capital and as a result may be deemed to share voting and dispositive power with respect to the shares held by Brigade Capital. Donald E. Morgan, III is also the sole director of Brigade Structures and as a result may be deemed to share voting and dispositive power with respect to the shares held by Brigade Structures. Mr. Morgan and each of the entities noted above, disclaims beneficial ownership of the shares except to the extent of their pecuniary interests therein.

(5)
Based solely on the Schedule 13D filed with the SEC on March 12, 2010 by Sankaty Credit Opportunities, L.P. ("SCO"). The 29,413,995 shares beneficially held by entities affiliated with SCO include 14,918,004 shares of Common Stock, 270,697 shares of Common Stock issuable upon exercise of out-of-the-money Warrants and 14,225,294 shares of Common Stock issuable upon conversion of convertible notes. The 29,413,995 shares beneficially held by entities affiliated with SCO are held by the following entities: (i) SCO whose sole general partner is Sankaty Credit Opportunities Investors, LLC, whose managing member is Sankaty Credit Member, LLC ("SCM"), holds 2,759 shares, which includes 189 shares of Common Stock and 2,570 shares of Common Stock issuable upon exercise of out-of-the-money Warrants; (ii) Sankaty Credit Opportunities II, L.P, ("SCO II"), whose general partner is Sankaty Credit Opportunities Investors II, LLC, whose managing member is SCM, holds 710,280 shares, which includes 223,650 shares of Common Stock, 70,534 shares of Common Stock issuable upon exercise of out-of-the-money Warrants and 416,096 shares of Common Stock issuable upon conversion of convertible notes; (iii) Sankaty Credit Opportunities III, L.P. ("SCO III"), whose general partner is Sankaty Credit Opportunities Investors II, LLC, whose managing member is SCM, holds 11,548,321 shares, which includes 3,928,246 shares of Common Stock, 160,210 shares of Common Stock issuable upon exercise of out-of-the-money Warrants and 7,459,865 shares of Common Stock issuable upon conversion of convertible notes; (iv) Sankaty Credit Opportunities IV, L.P. ("SCO IV"), whose sole general partner is Sankaty Credit Opportunities Investors IV, LLC, whose managing member is SCM, holds 4,304,239 shares, which includes 3,606,095 shares of Common Stock, 16,295 shares of Common Stock issuable upon exercise of out-of-the-money Warrants and 681,849 shares of Common Stock issuable upon conversion of convertible notes; (v) Prospect Harbor Credit Partners, L.P. ("PH"), whose sole general partner is Prospect Harbor Investors, LLC, whose managing member is SCM, holds 7,300,914 shares, which includes 2,513,433 shares of Common Stock and 4,787,481 shares of Common Stock issuable upon conversion of convertible notes; and (iv) Sankaty Credit Opportunities (Offshore) IV, L.P. ("SCOO IV"), whose sole general partner is Sankaty Credit Opportunities Investors (Offshore) IV, L.P., whose sole general partner Sankaty Credit Member (Offshore), Ltd ("SCMO"), holds 5,547,482 shares, which includes 4,646,391 shares of Common Stock, 21,088 shares of Common Stock issuable upon exercise of out-of-the-money Warrants and 880,003 shares of Common Stock issuable upon conversion of convertible notes. Jonathan S. Lavine is the managing member of SCM and as a result may be deemed to share voting and dispositive power with respect to the shares held by SCO, SCO II, SCO III, SCO IV and PH. Jonathan S. Lavine is also the sole director of SCMO and as a result may be deemed to share voting and dispositive power with respect to the shares held by SCOO IV.

(6)
The beneficial ownership percentage of entities affiliated with SCO in this column has been calculated based on 126,565,579 shares of Common Stock outstanding as of March 26, 2010, which assumes conversion of the out-of-the-money Warrants held by such entities into 270,697 shares of Common Stock, only for purposes of calculating such entities' beneficial ownership.

(7)
In accordance with Rule 13d-3(c) of the Exchange Act, the beneficial ownership percentage of entities affiliated with SCO in this column has been calculated based on 140,790,873 shares of Common Stock outstanding as of March 26, 2010, which assumes conversion of the convertible notes held by such entities into 14,225,294 shares of Common Stock and conversion of the out-of-the-money Warrants held by such entities into 270,697 shares of Common Stock, only for purposes of calculating such entities' beneficial ownership.

(8)
Based solely on the Schedule 13G/A filed with the SEC on March 5, 2010 by Senator Investment Group LP, a Delaware limited partnership ("Senator"). Of the 14,254,657 shares beneficially held by entities affiliated with Senator, Senator may be deemed to be the beneficial owner of the 14,254,657 shares of Common Stock issuable upon conversion of convertible notes. Senator serves as investment manager to a Delaware limited partnership, two Cayman Islands limited partnerships, and a Cayman Islands company (collectively, the "Funds"), and as such, has investment discretion with respect to the Funds. The partners of the Funds have the right to participate in the receipt of dividends from, or proceeds from the sale of, the securities reported herein held by the Funds in accordance with their respective ownership interests in the Funds. Senator disclaims beneficial ownership of the shares described herein.

(9)
In accordance with Rule 13d-3(c) of the Exchange Act, the beneficial ownership percentage of entities affiliated with Senator as set forth in this column has been calculated based on 140,549,539 shares of Common Stock outstanding as of March 26, 2010, which assumes conversion of the convertible notes held by such entities into 14,254,657 shares of Common Stock, only for purposes of calculating such entities' beneficial ownership.

(10)
Based solely on the Schedule 13G filed with the SEC on March 8, 2010 by Third Point LLC, a Delaware limited liability company ("Third Point"). Of the 24,754,484 shares beneficially held by entities affiliated with Third Point, (i) Third Point and Daniel S. Loeb may be deemed to be the beneficial owners of 24,754,484 shares, which includes 10,500,000 shares of Common Stock and 14,254,484 shares of Common Stock issuable upon conversion of convertible notes, (ii) Third Point Offshore Master Fund, L.P., a company organized under the laws of the Cayman Islands ("Offshore Master Fund"), may be deemed to be the beneficial owner of 14,086,034 shares, which includes 5,967,900 shares of Common Stock and 8,118,134 shares of Common Stock issuable upon conversion of convertible notes, and (iii) Third Point Advisors II L.L.C., a Delaware limited liability company ("Third Point Advisors"), may be deemed to be the beneficial owner of 14,086,034 shares, which includes 5,967,900 shares of Common Stock and 8,118,134 shares of Common Stock issuable upon conversion of convertible notes. Third Point serves as investment manager or adviser to a variety of hedge funds and managed accounts (such funds and accounts, collectively, the "Third Point Funds"), with respect to shares of Common Stock directly owned by the Third Point Funds and as a result may be deemed to share voting and dispositive power with respect to the shares held by the Third Point Funds. Daniel S. Loeb is the Chief Executive Officers of Third Point and by virtue of this position may be deemed to share voting and dispositive power with respect to the shares held by Third Point. Third Point Advisors serves as the general partner of the Offshore Master Fund and as a result may be deemed to share voting and dispositive power with respect to the shares held by the Offshore Master Fund.

(11)
In accordance with Rule 13d-3(c) of the Exchange Act, the beneficial ownership percentage of entities affiliated with Third Point as set forth in this column has been calculated based on 140,549,366 shares of Common Stock outstanding as of March 26, 2010, which assumes conversion of the convertible notes held by such entities into 14,254,484 shares of Common Stock, only for purposes of calculating such entities' beneficial ownership.

(12)
Based solely on the Schedule 13D filed with the SEC on March 8, 2010 by Tinicum Capital Partners II, L.P., a Delaware limited partnership ("TCP II"). The 21,209,914 shares beneficially held by entities affiliated with TCP II include 8,064,734 shares of Common Stock, 1,731,633 shares of Common Stock issuable upon exercise of out-of-the-money Warrants and 11,413,547 shares of Common Stock issuable upon conversion of convertible notes. Of the shares beneficially held by entities affiliated with TCP II, (i) TCP II may be deemed to be the beneficial owner of 21,042,767 shares, which includes 7,999,487 shares of Common Stock, 1,722,670 shares of Common Stock issuable upon exercise of out-of-the-money Warrants and 11,320,610 shares of Common Stock issuable upon conversion of convertible notes; (ii) Tinicum Capital Partners II Parallel Fund, L.P., a Delaware limited partnership ("TCP Parallel"), may be deemed to be the beneficial owner of 109,193 shares, which includes 41,527 shares of Common Stock, 8,963 shares of Common Stock issuable upon exercise of out-of-the-money Warrants and 58,703 shares of Common Stock issuable upon conversion of convertible notes; (iii) Tinicum Capital Partners II Executive Fund L.L.C., a Delaware limited liability company ("Tinicum Executive Fund" and together with TCP II and TCP Parallel, the "Tinicum Funds"), may be deemed to be the beneficial owner of 57,954 shares, which includes 23,720 shares of Common Stock and 34,234 shares of Common Stock issuable upon conversion of convertible notes; (iv) Tinicum Lantern II, L.L.C., a Delaware limited liability company ("Tinicum Lantern"), may be deemed to be the beneficial owner of 21,209,914 shares, which includes 8,064,734 shares of Common Stock, 1,731,633 shares of Common Stock issuable upon exercise of out-of-the-money Warrants and 11,413,547 shares of Common Stock issuable upon conversion of convertible notes; (v) Terence M. O'Toole may be deemed to be the beneficial owner of 21,209,914 shares, which includes 8,064,734 shares of Common Stock, 1,731,633 shares of Common Stock issuable upon exercise of out-of-the-money Warrants and 11,413,547 shares of Common Stock issuable upon conversion of convertible notes; and (vi) and Eric M. Ruttenberg may be deemed to be the beneficial owner of 21,209,914 shares, which includes 8,064,734 shares of Common Stock, 1,731,633 shares of Common Stock issuable upon exercise of out-of-the-money Warrants and 11,413,547 shares of Common Stock issuable upon conversion of convertible notes. Tinicum Lantern, as general partner or managing member (as applicable) to each of the Tinicum Funds, may be deemed to be the beneficial owner of all such shares owned by the Tinicum Funds. Each of Eric M. Ruttenberg and Terence M. O'Toole is a co-managing member of Tinicum Lantern, and in that capacity directs its operations. As a result, Eric M. Ruttenberg and Terence M. O'Toole may each be deemed to be the beneficial owner of all such shares owned by the Tinicum Funds. Each of Tinicum Lantern Mr. Ruttenberg and Mr. O'Toole disclaims any beneficial ownership of any of the shares.

(13)
The beneficial ownership percentage of entities affiliated with Tinicum Capital Partners II, L.P. as set forth in this column has been calculated based on 128,026,515 shares of Common Stock outstanding as of March 26, 2010, which assumes conversion of the out-of-the-money Warrants held by such entities into 1,731,633 shares of Common Stock held by such entities, only for purposes of calculating such entities' beneficial ownership.

(14)
In accordance with Rule 13d-3(c) of the Exchange Act, the beneficial ownership percentage of entities affiliated with Tinicum Capital Partners II, L.P. as set forth in this column has been calculated based on 139,440,062 shares of Common Stock outstanding as of March 26, 2010, which assumes conversion of the convertible notes held by such entities into 11,413,547 shares of Common Stock and conversion of the out-of-the-money Warrants held by such entities into 1,731,633 shares of Common Stock held by such entities, only for purposes of calculating such entities' beneficial ownership.

(15)
Based solely on the Schedule 13G filed with the SEC on March 11, 2010 by York Capital Management Global Advisors, LLC, a New York limited liability company ("YGA"). The 12,627,747 shares of Common Stock beneficially held by YGA are directly held by the following entities: (i) York Credit Opportunities Fund, L.P., a Delaware limited partnership ("York Credit Opportunities"), the general partner of which is York Credit Opportunities Domestic Holdings, LLC, holds 3,850,866 shares, (ii) York Global Value Master Fund, L.P., a Cayman Islands exempted limited partnership ("York Global Value"), the general partner of which is York Global Value Holdings, LLC, holds 1,781,819, and (iii) York Credit Opportunities Master Fund, L.P., a Cayman Islands exempted limited partnership ("York Credit Opportunities Master"), the general partner of which is York Credit Opportunities Domestic Holdings, LLC, 6,995,062 shares. In addition, York Global Value, York Global Value and York Credit Opportunities respectively hold convertible notes that, but for the York Agreement described below, would be convertible into 7,334,969, 3,393,935 and 13,323,903 shares of Common Stock. York Credit Opportunities, York Global Value and York Credit Opportunities Master (the "York Group") are parties to an agreement (the "York Agreement") pursuant to which the York Group agreed (i) not to convert any convertible notes into, shares of Common Stock or otherwise acquire, shares of Common Stock to the extent that such conversion or acquisition would result in the York Group beneficially owning more than 9.999% of the total outstanding shares of Common Stock of the Company and (ii) to the extent that it would be deemed to beneficially own Common Stock and convertible notes representing in excess of 9.999% of the total voting power of the Company's outstanding Common Stock and convertible notes (the "Excess Securities"), to vote such Excess Securities in the same proportion as all other votes cast with respect to all matters presented for a vote to holders of Common Stock (excluding votes cast by the York Group for Common Stock and convertible notes other than Excess Securities). The term of the York Agreement is three years, but it may be earlier terminated by delivery of 90 days' prior written notice to Accuride. If the York Agreement was not in effect, YGA would beneficially own 36,680,554 shares of Common Stock in the aggregate, consisting of 12,627,747 shares of Common Stock and 24,052,807 shares of Common Stock issuable upon conversion of convertible notes. YGA, the sole managing member of the general partner of each of York Credit Opportunities, York Global Value and York Credit Opportunities Master, exercises investment discretion over such investment funds and accordingly may be deemed to have beneficial ownership over the shares of Common Stock directly owned by such investment funds. YGA disclaims beneficial ownership of all shares of Common Stock described herein.

(16)
In accordance with Rule 13d-3(c) of the Exchange Act and the York Agreement, the beneficial ownership percentage of entities affiliated with YGA as set forth in this column has been calculated based on 126,294,882 shares of Common Stock outstanding as of March 26, 2010, which assumes that there has been no conversion of the convertible notes held by such entities.

(17)
Includes all convertible notes held by the York Group. The convertible notes held by the York Group, however, must be voted in accordance with the York Agreement, as described above in footnote 15.

(18)
Mr. Lasky's beneficial ownership includes (i) 999,453 shares of Common Stock and (ii) out-of-the-money Warrants to purchase 164,579 shares of Common Stock.

(19)
In accordance with Rule 13d-3(c) of the Exchange Act, Mr. Lasky's beneficial ownership percentage in this column has been calculated based on 126,459,461 shares of Common Stock outstanding as of March 26, 2010, which assumes conversion of the out-of-the-money Warrants to purchase 164,579 shares of Common Stock held by Mr. Lasky, only for purposes of calculating Mr. Lasky's beneficial ownership.

(20)
Mr. Gulda's beneficial ownership includes (i) 1,834 shares of Common Stock and (ii) out-of-the-money Warrants to purchase 24,875 shares of Common Stock.

(21)
In accordance with Rule 13d-3(c) of the Exchange Act, Mr. Gulda's beneficial ownership percentage in this column has been calculated based on 126,319,757 shares of Common Stock outstanding as of March 26, 2010, which assumes conversion of the out-of-the-money Warrants to purchase 24,875 shares of Common Stock held by Mr. Gulda, only for purposes of calculating Mr. Gulda's beneficial ownership.

(22)
Mr. Maniatis's beneficial ownership includes (i) 1,375 shares of Common Stock and (ii) out-of-the-money Warrants to purchase 18,648 shares of Common Stock.

(23)
In accordance with Rule 13d-3(c) of the Exchange Act, Mr. Maniatis's beneficial ownership percentage in this column has been calculated based on 126,313,350 shares of Common Stock outstanding as of March 26, 2010, which assumes conversion of the out-of-the-money Warrants to purchase 18,648 shares of Common Stock held by Mr. Maniatis, only for purposes of calculating Mr. Maniatis's beneficial ownership.

(24)
Mr. Schomer's beneficial ownership includes (i) 1,729 shares of Common Stock and (ii) out-of-the-money Warrants to purchase 23,453 shares of Common Stock.

(25)
In accordance with Rule 13d-3(c) of the Exchange Act, Mr. Schomer's beneficial ownership percentage in this column has been calculated based on 126,318,335 shares of Common Stock outstanding as of March 26, 2010, which assumes conversion of the out-of-the-money Warrants to purchase 23,453 shares of Common Stock held by Mr. Schomer, only for purposes of calculating Mr. Schomer's beneficial ownership.

(26)
The beneficial ownership of the directors and executive officers as a group includes (i) 1,315,561 shares of Common Stock and (ii) out-of-the-money Warrants to purchase 280,565 shares of Common Stock. The total number of shares listed does not double count the shares that may be beneficially attributable to more than one person.

(27)
In accordance with Rule 13d-3(c) of the Exchange Act, the beneficial ownership percentage of the directors and executive officers as a group as set forth in this column has been calculated based on 126,575,447 shares of Common Stock outstanding as of March 26, 2010, which assumes conversion of out-of-the-money Warrants to purchase 280,565 shares of Common Stock held by directors and executive officers as a group, only for purposes of calculating the group's beneficial ownership.

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table provides as of December 31, 2009, the number of securities and weighted average exercise price thereof under our compensation plans approved and not approved by security holders:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	2,745,389		$4.27		785,599
Equity compensation plans not approved by security holders	5,833,334	(1)	—		—

Total	8,578,723		4.27	(2)	785,599

(1)
Represents the number of shares of our prepetition common stock issuable to Messrs. Lasky and Woodward as of December 31, 2009 under the KEIP, which (i) is based on a closing price of $0.33 for our prepetition common stock on December 31, 2009 and (ii) assumes the highest payments attainable under the KEIP. Shares issuable under the KEIP have no exercise price. As described above, we entered into the KEIP in order to incentivize certain management employees to optimize our emergence from bankruptcy. The amounts to be paid under the KEIP were based upon (i) the attainment of a threshold liquidity target upon emergence from bankruptcy and (ii) the date of emergence from bankruptcy. Under the KEIP, Messrs. Lasky and Woodward's payments were payable in stock, whereas all other payments were payable in cash. Because Messrs. Lasky and Woodward received their KEIP payments in postpetition Common Stock upon our emergence from bankruptcy, the total number of shares issued to them under the KEIP was 1,294,882.

(2)
Excludes KEIP shares, which have no exercise price.

Item 13.    Certain Relationships and Related Transactions and Director Independence

        We have adopted a related party transaction policy and procedures for the approval or ratification of any "related party transaction." "Related party transaction" is defined as any transaction, arrangement or relationship in which we (including any of our subsidiaries) were, are or will be a participant, the amount involved exceeds $120,000, and one of our executive officers, directors, director nominees, 5% stockholders (or their immediate family members) or any entity with which any of the foregoing persons is an employee, general partner, principal or 5% stockholder, each of whom we refer to as a "related person," had, has or will have a direct or indirect interest as set forth in Item 404 of Regulation S-K. The policy provides that management will present to the Audit Committee for review and approval each proposed related party transaction (other than related party transactions involving compensation matters, certain ordinary course transactions, transactions involving competitive bids or rates fixed by law, and transactions involving services as a bank depository, transfer agent or similar services). The Audit Committee will review the relevant facts and circumstances of the transaction, including if the transaction is on terms comparable to those that could be obtained in arms-length dealings with an unrelated third party and the extent of the related party's interest in the transaction, take into account the conflicts of interest and corporate opportunity provisions of our Code of Conduct, and either approve or disapprove the related party transaction. If advance approval of a related party transaction requiring the Audit Committee's approval is not feasible, the transaction may be preliminarily entered into by management upon prior approval of the transaction by the Chairperson of the Audit Committee subject to ratification of the transaction by the audit committee at its next regularly scheduled meeting. No director may participate in approval of a related party transaction for which he or she is a related party. In certain situations, we may adopt alternative procedures for the approval of a related party transaction, if appropriate under the circumstances, including the appointment of an independent committee of the Board of Directors to evaluate and approve the transaction.

Plan of Reorganization

        Robert J. Kelly, a newly-appointed director, is employed by Tinicum Incorporated ("Tinicum"), which advises funds that were beneficial owners of greater than 5% of our Common Stock prior to the Effective Date of the Plan of Reorganization. As backstop providers in the rights offering of the convertible notes, on the Effective Date, funds advised by Tinicum (i) were issued approximately 2.95 million shares of Common Stock as payment of their backstop fees and (ii) subscribed for $148,862 aggregate principal amount of convertible notes pursuant to their backstop commitments. Also pursuant to the Plan and on the Effective Date, funds advised by Tinicum were issued (i) approximately $7.1 million aggregate principal amount of convertible notes pursuant to their rights offering subscription and (ii) 8,064,734 shares of Common Stock and 1,731,633 Warrants in exchange for their Old Common Stock and Old Notes. In addition, funds advised by Tinicum were lenders to us of approximately $2.95 million under the DIP credit facility. On the Effective Date, all amounts outstanding under the DIP credit facility were paid.

        Michael J. Bevacqua, a newly-appointed director, is a Managing Director of Sankaty Advisors, LLC ("Sankaty"). As backstop providers, on the Effective Date, funds advised by Sankaty (i) were issued approximately 7.7 million shares of Common Stock as payment of their backstop fees and (ii) subscribed for $388,918 aggregate principal amount of convertible notes pursuant to their backstop commitments. Also pursuant to the Plan and on the Effective Date, funds advised by Sankaty were issued (i) approximately $6.7 million aggregate principal amount of convertible notes pursuant to their rights offering subscription and (ii) 14,918,004 shares of Common Stock and, 270,697 Warrants in exchange for their Old Notes and Old Common Stock. In addition, funds advised by Sankaty were lenders to us of approximately $7.70 million under the DIP credit facility. On the Effective Date, all amounts outstanding under the DIP credit facility were paid. Funds advised by Sankaty are also lenders of approximately $65.0 million under our postpetition senior credit facility. For the terms of the postpetition senior credit facility, see "Management's Discussion and Analysis of Financial Condition and Results of Operation—Capital Resources and Liquidity—Bank Borrowing."

        Stephen S. Ledoux, a newly-appointed director, is a Managing Director at Rothschild, Inc ("Rothschild"). In connection with our reorganization, Rothschild provided financial advisory services to the Ad Hoc Committee of Noteholders. Rothschild's fees for this service totaled approximately $616,000 in 2009 and were paid by Accuride.

Sun Capital Transaction

        On February 4, 2009, we completed (1) an amendment (the "Sun Amendment") to our prepetition credit facility and (2) a transaction (the "Sun Capital Transaction") with Sun Accuride Debt Investments, LLC (together with its affiliates, "Sun Capital"), which at the time held approximately $70 million principal amount of the indebtedness outstanding under the prepetition credit facility (the "Last-Out Loans"). Under the terms of the Sun Amendment and the Sun Capital Transaction, Sun Capital agreed to make the Last-Out Loans last-out as to payment to the other loans outstanding under the prepetition senior credit facility.

        In connection with the modification of the Last-Out Loans and pursuant to a Last-Out Debt Agreement, dated February 4, 2009 (the "Last-Out Debt Agreement"), that we entered into with Sun Capital, we (1) issued a warrant (the "Sun Warrant") to Sun Capital, which was exercisable for 25% of our fully-diluted prepetition common stock, (2) entered into a Registration Agreement with Sun Capital providing for the registration of the prepetition common stock owned by Sun Capital (including the prepetition common stock issuable upon exercise of the Sun Warrant) and (3) entered into a Consulting Agreement with Sun Capital pursuant to which Sun Capital would provide customary strategic, business and operational support to us.

        As part of the Sun Capital Transaction, we also issued a preferred share (the "Preferred Shares") to Sun Capital, which carried voting rights equal to the number of shares of our prepetition common stock issuable upon the exercise of the Sun Warrant in an amount that was not to exceed 25% of the outstanding prepetition common stock, required approval of the holder of the Preferred Share for certain corporate actions and granted the holder of the Preferred Share the right to nominate and elect five Series A Directors and to nominate an independent director for election/appointment to the Board. The Preferred Share had no rights to dividends or distributions and was redeemable by us for a nominal amount if Sun Capital no longer had beneficial ownership of at least 10% of our prepetition common stock. In connection with the Sun Capital Transaction, we also amended our Bylaws to require approval of two thirds of the Board of Directors for certain corporate actions and expanded the Board of Directors to twelve members.

        In connection with the Sun Capital Transaction, we appointed Brian J. Urbanek, Jason H. Neimark, Douglas C. Werking, Thomas V. Taylor and Donald C. Mueller as Series A Directors to fill five of the vacancies created as a result of the expansion of the Board of Directors. We entered into indemnification agreements with each of our directors as part of the Sun Capital Transaction, which contractually obligate us to provide indemnification and advancement of expenses to the fullest extent permitted by Delaware General Corporation Law. We also agreed that these indemnification obligations, and all other indemnification obligations assumed by us as part of the Sun Capital Transaction, would be first in priority to the indemnification obligations of certain affiliates of Sun Capital covering the indemnified parties.

        On the Effective Date of the Plan of Reorganization, the Sun Warrant, the Preferred Share and the prepetition common stock held by Sun Capital and all related registration rights were all cancelled, and the directors appointed by Sun Capital resigned from the Board. In addition, (i) Sun Capital received 630,317 shares of postpetition common stock, (ii) 3,475,790 Warrants (iii) the $70.1 of Last-Out Loans held by Sun Capital were paid in full, and (iv) we paid $1.65 million of fees and expenses incurred by Sun Capital under the prepetition senior credit facility. Additionally, all first-out loans held by Sun Capital under the prepetition senior credit facility were converted into loans under the postpetition senior credit facility, which is described above in "Management's Discussion and Analysis of Financial Condition and Results of Operation—Capital Resources and Liquidity—Bank Borrowing," and Sun Capital agreed to sell the loans as soon as practicable, provided that it is able to sell the loans at an acceptable price. In connection with any such proposed sale, the Ad Hoc Noteholders Group (as defined in the Plan of Reorganization) were given a right of first refusal allowing them to purchase the loans if the proposed sale by Sun Capital was for an amount less than 98% of the par amount of such loans. In addition, to the extent the sale price of the loans would be less than 98% of their par value, Accuride agreed to pay the difference between 98% of par value and the sale price, up to a maximum payment equal to 7% of the par value. On March 22, 2010, Sun Capital sold all of its loans under the postpetition senior credit facility. In connection with this sale, Accuride was not obligated to make any payments to Sun Capital because the sale price exceeded 98% of par value.

Director Independence

        Although the Company is no longer listed on the NYSE, the Board of Directors believes it is in the best interest of the Company to strive to continue to satisfy the NYSE director independence rules to the extent practicable. Accordingly, the current Board of Directors has determined that Messrs. Busse, Duster, Kelly, Ledoux and Risner, are "independent" as that term is defined in the NYSE rules. In making that determination, the Board of Directors considered the objective standards set forth in the NYSE rules, and also reviewed relationships between each director and the Company in detail to determine whether, despite satisfying the objective standards for independence, any such director has relationships with the Company that, individually or in the aggregate, would prevent the Board of Directors from finding that such director is independent or would be reasonably expected to interfere with such person's exercise of independent judgment. The Board of Directors considered directors' relationships with the Company from the standpoint of both the nominee and the persons and organizations with which the nominee has an affiliation. The members of the Board's standing committees are all NYSE "independent" with the exception of Michael Bevacqua, who serves on our Compensation and Human Resources Committee.

        Additionally, the members of our Board of Directors prior to the Effective Date of our Plan of Reorganization had determined that Mark D. Dalton, John D. Durrett, Jr., Donald T. Johnson, Jr., Charles E. Mitchell Rentschler and Donald C. Roof were "independent" as that term is defined in the NYSE rules.

Item 14.    Principal Accountant Fees and Services

        The following table sets forth the aggregate fees billed or to be billed by our principal accounting firm, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates for the following services during fiscal 2009 and 2008:

	2009 Fees	2008 Fees
Audit fees(1)	$1,329	$1,614
Tax fees(2)	44	104
All other fees(3)	492	183

Total	$1,865	$1,901

(1)
Audit Fees:  represents the aggregate fees billed or to be billed for professional services rendered for the audits of our annual financial statements and for the review of the financial statements included in our quarterly reports during such periods, or for services that are normally provided in connection with statutory and regulatory filings or engagements. Due to the fact that we conduct a fully integrated audit, we cannot determine the amount of fees related to Sarbanes-Oxley Act, Section 404 audit services.

(2)
Tax Fees:  represents the aggregate fees billed or to be billed for professional services rendered for U.S. federal, state and foreign tax compliance, acquisition related tax integration and tax restructuring services.

(3)
All Other Fees:  represents the aggregate fees billed or to be billed consisting of permitted non-audit services. During 2009, we incurred fees of $306 for services related to bankruptcy.

        All of these services for fiscal years 2009 and 2008 were approved by the Audit Committee in accordance with the pre-approval policies described below.

        In accordance with the Audit Committee charter, the Audit Committee's policy is to pre-approve all audit and non-audit services provided by the independent registered public accounting firm,

including the estimated fees and other terms of any such engagement. These services may include audit services, audit-related services, tax services and other permitted non-audit services. Any pre-approval is detailed as to the particular service or category of services and is subject to a specific budget. The Audit Committee may elect to delegate pre-approval authority to one or more designated committee members in accordance with its charter. The Audit Committee considers whether such audit or non-audit services are consistent with the SEC's rules on auditor independence.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)
The following constitutes a list of Financial Statements and Financial Statement Schedules required to be included in this report:

1.
Financial Statements

    The following financial statements of the Registrant are filed herewith as part of this report:

    Report of Independent Registered Public Accounting Firm.

    Consolidated Balance Sheets—December 31, 2009 and 2008,

    Consolidated Statements of Operations—Years ended December 31, 2009, 2008, and 2007.

    Consolidated Statements of Stockholders' Equity (Deficiency)—Years ended December 31, 2009, 2008, and 2007.

    Consolidated Statements of Cash Flows—Years ended December 31, 2009, 2008, and 2007.

    Notes to Consolidated Financial Statements—Years ended December 31, 2009, 2008, and 2007.

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
2.3	—	Third Amended Joint Plan of Reorganization for Accuride Corporation, et al. Previously filed as an exhibit to the Form 8-K filed on February 22, 2010, and incorporated herein by reference.
2.4	—	Confirmation Order for Third Amended Plan of Reorganization. Previously filed as an exhibit to the Form 8-K filed on February 22, 2010, and incorporated herein by reference.
3.1	—
Amended and Restated Certificate of Incorporation of Accuride Corporation. Previously filed as an exhibit to the Form 8-K (Acc. No. 0001104659-10-012168) filed on March 4, 2010, and incorporated herein by reference.

3.2		—	Amended and Restated Bylaws of Accuride Corporation. Previously filed as an exhibit to the Form 8-K (Acc. No. 0001104659-10-012168) filed on March 4, 2010, and incorporated herein by reference.
4.1		—
Indenture, dated as of February 26, 2010, by and among Accuride Corporation, Accuride Corporation's direct and indirect domestic subsidiaries and Wilmington Trust FSB, with respect to $140.0 million aggregate principal amount of 7 1/2% Senior Convertible Notes due 2020. Previously filed as an exhibit to the Form 8-K filed on March 4, 2010 (Acc. No. 0001104659-10-012168) and incorporated herein by reference.
4.2		—
Registration Rights Agreement, dated February 26, 2010, by and between Accuride Corporation and each of the Holders party thereto. Previously filed as an exhibit to the Form 8-K (Acc. No. 0001104659-10-012168) filed on March 4, 2010 and incorporated herein by reference.
4.3		—
Bond Guaranty Agreement dated as of March 1, 1999 by Bostrom Seating, Inc. in favor of NBD Bank as Trustee. Previously filed as an exhibit to Amendment No. 1 filed on February 23, 2005 to the Form S-1 effective April 25, 2005 (Reg. No. 333-121944) and incorporated herein by reference.
4.4		—	Form of Warrant. Previously filed as an exhibit to the Form 8-K/A (Acc. No. 0001104659-10-012546) filed on March 5, 2010 and incorporated herein by reference.
4.5		—
Warrant Agent Agreement, dated February 26, 2010, between Accuride Corporation and American Stock Transfer and Trust Company LLC. Previously filed as an exhibit to the Form 8-K (Acc. No. 0001104659-10-012168) filed on March 4, 2010 and incorporated herein by reference.
4.6			Form of 7 1/2% Senior Convertible Note. Previously filed as an exhibit to the Form 8-K (Acc. No. 0001104659-10-012168) filed on March 4, 2010 and incorporated herein by reference.
10.1		—
Lease Agreement, dated October 26, 1998, as amended, by and between Accuride Corporation and Viking Properties, LLC, regarding the Evansville, Indiana office space. Previously filed as an exhibit to Amendment No. 1 filed on February 23, 2005 to the Form S-1 effective April 25, 2005 (Reg. No. 333-121944) and incorporated herein by reference.
10.2		—
Fourth Addendum to Lease Agreement With Option to Purchase, dated December, 22 2009, by and between Accuride Corporation, Viking Properties, LLC, and Logan Indiana Properties, LLC. Previously filed as an exhibit to the Form 8-K (Acc. No. 0001104659-10-012168) filed on March 4, 2010 and incorporated herein by reference.
10.3		—
Amended and Restated Plant Parcel Lease Agreement, dated as of March 31, 2005 and amended and restated as of March 1, 2010, by and between Accuride Erie L.P. and Greater Erie Industrial Development Corporation, as further amended by the attached Subordination, Non-disturbance and Attornment Agreement, dated June 9, 2009, between First National Bank of Pennsylvania, Greater Erie Industrial Development Corporation and Accuride Erie, L.P. Previously filed as an exhibit to the Form 8-K filed on June 15, 2009 and incorporated herein by reference.
10.4	*	—	Accuride Executive Retirement Allowance Policy, dated December 2008. Previously filed as an exhibit to the Form 10-K filed on March 13, 2009 and incorporated herein by reference.

10.5		—	Security Agreement, dated July 26, 2006, by Accuride Canada, Inc. to Citicorp USA, Inc. Previously filed as an exhibit to the Form 10-Q filed on August 9, 2001 and incorporated herein by reference.
10.6	*	—	Form of Severance and Retention Agreement (Tier I executives). Previously filed as an exhibit to the Form 10-K filed on March 13, 2009 and incorporated herein by reference.
10.7	*	—	Form of Severance and Retention Agreement (Tier II executives). Previously filed as an exhibit to the Form 10-K filed on March 13, 2009 and incorporated herein by reference.
10.8	*	—	Form of Severance and Retention Agreement (Tier III executives). Previously filed as an exhibit to the Form 10-K filed on March 13, 2009 and incorporated herein by reference.
10.9	*	—
Pledge of Shares Agreement, dated June 13, 2003, by and between Accuride Corporation and Citicorp USA, Inc. Previously filed as an exhibit to the Form 10-Q filed August 13, 2003 and incorporated herein by reference.
10.10		—
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
10.12		—
Amended and Restated Build to Suit Industrial Lease Agreement, dated March 17, 2000, as amended, by and between Industrial Realty Partners, LLC and Imperial Group, L.P. Previously filed as an exhibit to Amendment No. 1 filed on February 23, 2005 to the Form S-1 effective April 25, 2005 (Reg. No. 333-121944) and incorporated herein by reference.
10.13
Fourth Amendment to Amended and Restated Build to Suit Industrial Lease Agreement, dated February 18, 2010, by and between Industrial Realty Partners, LLC and Imperial Group, L.P. Previously filed as an exhibit to the Form 8-K (Acc. No. 0001104659-10-012168) filed on March 4, 2010 and incorporated herein by reference.
10.14		—
Standard Industrial Commercial Single-Tenant Lease-Net, dated July 16, 2003, by and between Napa/Livermore Properties, LLC and FABCO Automotive Corporation. Previously filed as an exhibit to Amendment No. 1 filed on February 23, 2005 to the Form S-1 effective April 25, 2005 (Reg. No. 333-121944) and incorporated herein by reference.
10.15		—
Fifth Amended and Restated Credit Agreement, dated February 26, 2010, by and among Accuride Corporation, Accuride Canada Inc., the banks, financial institutions and other institutional lenders listed on the signature pages thereof, Deutsche Bank Trust Americas, as administrative agent, and the other agents and lenders party thereto. Previously filed as an Exhibit to the Form 8-K (Acc. No. 0001104659-10-012168) filed on March 4, 2010 and incorporated herein by reference.
10.16	†	—
Second Amended and Restated Guarantee and Collateral Agreement, dated February 26, 2010, made by Accuride Corporation and certain of its subsidiaries in favor of Deutsche Bank Trust Company Americas as administrative agent.

10.17	*	—	Form of Indemnification Agreement between Accuride and each member of the Board of Directors. Previously filed as an exhibit to Form 8-K filed on February 4, 2009 and incorporated herein by reference.
10.18	*	—
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
10.20	*	—
Accuride Corporation Directors' Deferred Compensation Plan, as amended and restated effective January 1, 2009. Previously filed as an exhibit to the Form 10-K filed on March 13, 2009 and incorporated herein by reference.
10.21		—
Agreement of Lease, effective as of January 5, 2009, by and between Accuride Corporation and I-65 Corridor 1, L.L.C. Previously filed as an exhibit to the Form 8-K filed on January 12, 2009, and incorporated herein by reference.
10.22		—
Conversion Cap and Voting Agreement, by and among Accuride Corporation, York Credit Opportunities Fund, L.P., York Credit Opportunities Master Fund, L.P., and York Global Value Partners, L.P. Previously filed as an exhibit to the Form 8-K filed on March 17, 2010 and incorporated herein by reference.
10.23	†	—	Confirmation and Amendment Agreement, dated February 26, 2010, between Accuride Canada Inc. and Deutsche Bank Trust Company Americas.
10.24	*	—	Form of Retention Bonus Agreement. Previously filed as an exhibit to the Form 10-Q filed on May 7, 2009 and incorporated herein by reference.
14.1		—
Accuride Corporation Code of Conduct-2005. Previously filed as an exhibit to Amendment No. 2 filed on March 25, 2005 to the Form S-1 effective April 25, 2005 (Reg. No. 333-121944) and incorporated herein by reference.
21.1	†	—	Subsidiaries of the Registrant.
31.1	†	—	Section 302 Certification of William M. Lasky in connection with the Annual Report of Form 10-K of Accuride Corporation for the fiscal year ended December 31, 2009.
31.2	†	—	Section 302 Certification of James H. Woodward, Jr. in connection with the Annual Report of Form 10-K of Accuride Corporation for the fiscal year ended December 31, 2009.
32.1	††	—	Section 906 Certification of William M. Lasky in connection with the Annual Report on Form 10-K of Accuride Corporation for the fiscal year ended December 31, 2009.
32.2	††	—	Section 906 Certification of James H. Woodward, Jr. in connection with the Annual Report on Form 10-K of Accuride Corporation for the fiscal year ended December 31, 2009.

†
Filed herewith

††
Furnished herewith

*
Management contract or compensatory agreement

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 29, 2010

ACCURIDE CORPORATION
By:	/s/ WILLIAM M. LASKY William M. Lasky Chairman, Interim President and Chief Executive Officer

        Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM M. LASKY William M. Lasky	Chairman, Interim President and Chief Executive Officer (Principal Executive Officer)	March 29, 2010
/s/ JAMES H. WOODWARD, JR. James H. Woodward, Jr.	Interim Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 29, 2010
/s/ GREGORY A. RISCH Gregory A. Risch	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 29, 2010
/s/ MICHAEL BEVAQUA Michael Bevaqua	Director	March 29, 2010
/s/ KEITH E. BUSSE Keith E. Busse	Director	March 29, 2010
/s/ BENJAMIN C. DUSTER IV, ESQ. Benjamin C. Duster IV, Esq.	Director	March 29, 2010
/s/ ROBERT J. KELLY Robert J. Kelly	Director	March 29, 2010
/s/ STEPHEN S. LEDOUX Stephen S. Ledoux	Director	March 29, 2010
/s/ JOHN W. RISNER John W. Risner	Director	March 29, 2010

ACCURIDE CORPORATION

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Accuride Corporation
Evansville, Indiana

        We have audited the accompanying consolidated balance sheets of Accuride Corporation (Debtors-in-Possession) and subsidiaries (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for each of the three years in the period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Accuride Corporation (Debtors-in-Possession) and subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 1 to the consolidated financial statements, the Company and its U.S. subsidiaries have filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The accompanying consolidated financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such consolidated financial statements do not purport to show (1) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (2) as to prepetition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (3) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (4) as to operations, the effect of any changes that may be made in its business.

        As discussed in Note 21 to the consolidated financial statements, on February 18, 2010, the Bankruptcy Court entered an order confirming the plan of reorganization which became effective after the close of business on February 26, 2010. Under the plan of reorganization, the Company is required to comply with certain terms and conditions as more fully described in Note 21 to the consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP

Indianapolis, Indiana
March 29, 2010

ACCURIDE CORPORATION
(DEBTORS-IN-POSSESSION)

CONSOLIDATED BALANCE SHEETS

(In thousands, except for per share data)	December 31, 2009	December 31, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$56,521	$123,676
Customer receivables, net of allowance for doubtful accounts of $2,329 and $1,743 in 2009 and 2008, respectively	60,120	70,485
Other receivables	6,181	7,734
Inventories	50,742	78,805
Supplies, net	16,600	18,501
Deferred income taxes	2,811	1,955
Income tax receivable	1,542	1,140
Prepaid expenses and other current assets	4,620	5,463

Total current assets	199,137	307,759
PROPERTY, PLANT AND EQUIPMENT, net	229,527	258,638
OTHER ASSETS:
Goodwill	127,474	127,474
Other intangible assets, net	89,230	97,482
Deferred financing costs, net of accumulated amortization of $7,360 and $4,940 in 2009 and 2008, respectively	4,282	5,559
Marketable securities and other investments	—	5,000
Other	22,020	6,638

TOTAL	$671,670	$808,550

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
Accounts payable	$31,277	$63,937
Accrued payroll and compensation	14,318	19,651
Accrued interest payable	3,571	12,505
Accrued workers compensation	7,038	7,969
Debt	397,472	—
Accrued and other liabilities	20,609	21,556

Total current liabilities	474,285	125,618
LONG-TERM DEBT	—	651,169
DEFERRED INCOME TAXES	14,274	12,554
NON-CURRENT INCOME TAXES PAYABLE	7,914	8,715
OTHER POSTRETIREMENT BENEFIT PLAN LIABILITY	61,292	50,400
PENSION BENEFIT PLAN LIABILITY	35,932	31,941
OTHER LIABILITIES	4,125	1,968
LIABILITIES SUBJECT TO COMPROMISE	302,114	—
COMMITMENTS AND CONTINGENCIES (Notes 11 and 17)	—	—
STOCKHOLDERS' DEFICIENCY:
Preferred Stock, $0.01 par value; 5,000,000 shares authorized and 1 issued	—	—
Common Stock, $0.01 par value; 100,000,000 shares authorized, 48,139,000 and 36,573,000 shares issued, and 47,562,000 and 35,869,000 shares outstanding in 2009 and 2008, respectively	476	359
Additional paid-in-capital	268,106	263,858
Treasury stock—76,000 shares at cost in 2009 and 2008	(751)	(751)
Accumulated other comprehensive loss	(48,376)	(29,672)
Accumulated deficiency	(447,721)	(307,609)

Total stockholders' deficiency	(228,266)	(73,815)

TOTAL	$671,670	$808,550

See notes to consolidated financial statements.

ACCURIDE CORPORATION
(DEBTORS-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
(In thousands except per share data)	2009	2008	2007
NET SALES	$570,193	$931,409	$1,013,686
COST OF GOODS SOLD	572,495	875,809	927,192

GROSS PROFIT (LOSS)	(2,302)	55,600	86,494
OPERATING EXPENSES:
Selling, general and administrative	42,448	55,202	55,798
Prepetition professional fees	17,015	—	—
Impairment of goodwill and other intangibles	3,330	277,041	1,100

INCOME (LOSS) FROM OPERATIONS	(65,095)	(276,643)	29,596
OTHER INCOME (EXPENSE):
Interest income	720	1,288	1,952
Interest expense	(60,473)	(52,688)	(50,296)
Loss on extinguishment of debt	(5,389)	—	—
Other income (loss), net	6,888	(4,821)	6,978

LOSS BEFORE REORGANIZATION ITEMS AND INCOME TAXES	(123,349)	(332,864)	(11,770)
Reorganization Items	14,379	—	—

LOSS BEFORE INCOME TAXES	(137,728)	(332,864)	(11,770)
INCOME TAX PROVISION (BENEFIT)	2,384	(4,598)	(3,131)

NET LOSS	$(140,112)	$(328,266)	$(8,639)

Weighted average common shares outstanding—basic	39,028	35,538	35,179
Basic loss per share	$(3.59)	$(9.24)	$(0.25)

Weighted average common shares outstanding—diluted	39,028	35,538	35,179
Diluted loss per share	$(3.59)	$(9.24)	$(0.25)

See notes to consolidated financial statements.

ACCURIDE CORPORATION
(DEBTORS-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

(In thousands)	Comprehensive Income (Loss)	Common Stock and Additional Paid-in- Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficiency)	Total Stockholders' Equity (Deficiency)
BALANCE at January 1, 2007	—	$256,090	$(751)	$(23,100)	$31,343	$263,582
Net loss	$(8,639)	—	—	—	(8,639)	(8,639)
Exercise of share-based awards	—	4,190	—	—	—	4,190
Stock compensation expense	—	2,719	—	—	—	2,719
Adoption of FIN 48	—	—	—	—	(2,047)	(2,047)
Other comprehensive income:
Pension liability adjustment (net of tax)	13,995	—	—	13,995	—	13,995

Comprehensive income	$5,356

BALANCE—December 31, 2007		262,999	(751)	(9,105)	20,657	273,800
Net loss	$(328,266)	—	—	—	(328,266)	(328,266)
Exercise of share-based awards	—	431	—	—	—	431
Reversal of tax benefit of share-based awards	—	(1,647)	—	—	—	(1,647)
Stock compensation expense	—	2,434	—	—	—	2,434
Other comprehensive income:
Pension liability adjustment (net of tax)	(20,567)	—	—	(20,567)	—	(20,567)

Comprehensive loss	$(348,833)

BALANCE—December 31, 2008		264,217	(751)	(29,672)	(307,609)	(73,815)
Net loss	$(140,112)	—	—	—	(140,112)	(140,112)
Exercise of share-based awards	—	47	—	—	—	47
Exercise of warrants	—	3,985	—	—	—	3,985
Stock compensation expense	—	333	—	—	—	333
Other comprehensive income:
Pension liability adjustment (net of tax)	(18,704)	—	—	(18,704)	—	(18,704)

Comprehensive loss	$(158,816)

BALANCE—December 31, 2009		$268,582	$(751)	$(48,376)	$(447,721)	$(228,266)

See notes to consolidated financial statements.

ACCURIDE CORPORATION
(DEBTORS-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(140,112)	$(328,266)	$(8,639)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and impairment of property, plant and equipment	47,413	44,021	55,912
Amortization—deferred financing costs	4,557	1,235	1,235
Amortization—other intangible assets	4,922	5,398	5,674
Loss on extinguishment of debt	5,389	—	—
Reorganization items	14,379	—	—
Payments on reorganization items	(5,559)	—	—
Loss on disposal of assets	305	3,160	433
Provision for deferred income taxes	864	(6,264)	(8,450)
Non-cash stock-based compensation	333	2,434	2,719
Loss on sale of marketable securities	1,100	—	—
Impairments of investments	—	3,056	—
Impairments of goodwill and other intangibles	3,330	277,041	1,100
Change in warrant liability	(594)	—	—
Paid-in-kind interest	9,421	—	—
Changes in certain assets and liabilities:
Receivables	11,918	8,145	55,470
Inventories and supplies	29,964	15,806	12,667
Prepaid expenses and other assets	368	(26,708)	11,142
Accounts payable	(20,968)	(13,027)	(25,873)
Accrued and other liabilities	(6,342)	4,804	(20,448)

Net cash provided by (used in) operating activities	(39,312)	(9,165)	82,942

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(20,364)	(29,685)	(36,499)
Cash distribution from investment—Trimont	280	353	427
Proceeds from sale of property, plant and equipment	—	—	446
Purchase of marketable securities	—	(5,000)	—
Sale of marketable securities	3,900	—	—
Other investments	(18,689)	(975)	(740)

Net cash used in investing activities	(34,873)	(35,307)	(36,366)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debtor in possession borrowing	21,467	—	—
Payments on long-term debt	—	—	(70,000)
Increase in revolving credit advance	49,315	78,444	5,000
Decrease in revolving credit advance	(53,000)	—	(5,000)
Credit facility amendment fees	(10,797)	—	—
Proceeds from employee stock option and stock purchase plans	45	416	3,006
Tax effect from employee stock option exercises	—	(1,647)	1,149

Net cash provided by (used in) financing activities	7,030	77,213	(65,845)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(67,155)	32,741	(19,269
CASH AND CASH EQUIVALENTS—Beginning of year	123,676	90,935	110,204

CASH AND CASH EQUIVALENTS—End of year	$56,521	$123,676	$90,935

Supplemental cash flow information:
Cash paid for interest	$41,051	$43,499	$46,794
Cash paid for income taxes	$777	$2,231	$2,101
Cash paid for capital leases	$493	$200	$214
Non-cash transactions:
Purchases of property, plant and equipment in accounts payable	$1,401	$5,115	$8,221
Issuance of warrants	$4,655	$—	$—
Exercise of warrants	$3,985	$—	$—
Financing fees related to the DIP credit facility	$3,533	$—	$—

See notes to consolidated financial statements.

ACCURIDE CORPORATION
(DEBTORS-IN-POSSESSION)

For the years ended December 31, 2009, 2008, and 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

Note 1—Summary of Significant Accounting Policies

        Basis of Consolidation—The accompanying consolidated financial statements include the accounts of Accuride Corporation (the "Company") and its wholly-owned subsidiaries, including Accuride Canada, Inc. ("Accuride Canada"), Accuride Erie L.P. ("Accuride Erie"), Accuride de Mexico, S.A. de C.V. ("AdM"), AOT, Inc. ("AOT"), and Transportation Technologies Industries, Inc. ("TTI"). TTI's subsidiaries include Bostrom Seating, Inc. ("Bostrom"), Brillion Iron Works, Inc. ("Brillion"), Fabco Automotive Corporation ("Fabco"), Gunite Corporation ("Gunite"), and Imperial Group, L.P. ("Imperial"). All significant intercompany transactions have been eliminated.

        Subsequent events have been evaluated for potential recognition and disclosure through March 29, 2010, the date that these financial statements are filed with the Securities and Exchange Commission. See Note 21, Subsequent Events.

        Bankruptcy Filing—On October 8, 2009, The Company and its United States ("U.S.") subsidiaries (the "Debtors") filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Company's Mexico and Canada subsidiaries were not included in the filings and will continue their business operations without supervision from the Bankruptcy Court and will not be subject to the requirements of the Bankruptcy Code. See Note 21, Subsequent Events.

        Accounting standards applicable to companies in Chapter 11, generally do not change the manner in which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the filing of the Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statements of operations. The balance sheet must distinguish prepetition liabilities subject to compromise from both those prepetition liabilities that are not subject to compromise and from postpetition liabilities. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. In addition, cash provided by reorganization items must be disclosed separately in the statements of cash flows. The Debtors operated pursuant to Chapter 11 under the Bankruptcy Code and continuation of the Company as a going-concern was contingent upon, among other things, the Debtors' ability (i) to comply with the terms and conditions of the DIP financing agreement described in Note 21; (ii) to develop a plan of reorganization and obtain confirmation under the Bankruptcy Code; (iii) to reduce unsustainable debt and other liabilities and simplify our complex and restrictive capital structure through the bankruptcy process; (iv) to return to profitability; (v) to generate sufficient cash flow from operations; and (vi) to obtain financing sources to meet our future obligations. The confirmation of the Plan of Reorganization and execution of the postpetition credit agreement and postpetition senior convertible notes on February 26, 2010 (the "Effective Date"), allowed us to emerge from bankruptcy, which resolved these uncertainties.

ACCURIDE CORPORATION
(DEBTORS-IN-POSSESSION)

For the years ended December 31, 2009, 2008, and 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share data)

Note 1—Summary of Significant Accounting Policies (Continued)

        Fees related to the evaluation of alternatives for addressing the failure to comply with certain financial covenants under our prepetition Credit Agreement were recognized as a component of Operating Expenses.

        Liabilities Subject to Compromise—As a result of the Chapter 11 filing, the payment of prepetition indebtedness may be subject to compromise or other treatment under the Debtors' plan of reorganization. Generally, actions to enforce or otherwise effect payment of prepetition liabilities are stayed. Although prepetition claims are generally stayed, at hearings held on October 9, 2009, the Court approved the Debtors' "first day" motions generally designed to stabilize the Debtors' operations and cover, among other things, human capital obligations, supplier relations, customer relations, business operations, tax matters, cash management, utilities, case management and retention of professionals.

        Undisputed post petition claims in the ordinary course of business are being paid. In addition, the Debtors may reject prepetition executory contracts and unexpired leases with respect to the Debtors' operations, with the approval of the Court. Damages resulting from rejection of executory contracts and unexpired leases are treated as general unsecured claims and were classified as liabilities subject to compromise. On November 3, 2009, the Court established November 30, 2009 as the bar date. The bar date is the date by which claims against the Debtors arising prior to the Debtors' Chapter 11 filings must be filed if the claimants wish to receive any distribution in the Chapter 11 cases. On November 9, 2009, the Debtors commenced notification, including publication, to all known actual and potential creditors informing them of the bar date and the required procedures with respect to the filing of proofs of claim with the Court.

        Liabilities subject to compromise consist of the following:

December 31, 2009
Debt	$275,000
Accrued interest	15,976
Accounts payable	7,978
Executory contracts and leases	3,160

Liabilities subject to compromise	$302,114

        On the Effective Date of our Plan or Reorganization, the debt and accrued interest was cancelled. The subordinated senior note holders received 98 million shares of our postpetition common stock and the accounts payable liabilities were subsequently paid. See Note 21.

        Reorganization Items—Reorganization items such as certain revenues, expenses such as professional fees directly related to the process of reorganizing the Debtors under Chapter 11, realized gains and losses, and provisions for losses resulting from the reorganization and restructuring of the business are separately disclosed. The Debtors' reorganization items incurred from the filing date of October 8, 2009 through December 31, 2009, consist of professional, financing, and other fees directly related to reorganization, excluding prepetition fees, of approximately $14.4 million. Professional fees directly

ACCURIDE CORPORATION
(DEBTORS-IN-POSSESSION)

For the years ended December 31, 2009, 2008, and 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share data)

Note 1—Summary of Significant Accounting Policies (Continued)

related to the reorganization include fees associated with advisors to the Debtors, unsecured creditors and secured creditors. From October 8, 2009 through December 31, 2009, approximately $5.6 million of professional fees were paid and $3.5 million of financing fees were incurred.

        Prepetition Professional Fees—Special legal and other advisors fees associated with our prepetition reorganization efforts, including preparation for the bankruptcy filing, are reflected in prepetition professional fees in the consolidated statement of operations for the year ended December 31, 2009.

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

        Included in other assets at December 31, 2009, is restricted cash of $15.6 million related to drawn letters of credit.

        Inventories—Inventories are stated at the lower of cost or market. Cost for substantially all inventories is determined by the first-in, first-out method ("FIFO"). We review inventory on hand and write down excess and obsolete inventory based on our assessment of future demand and historical experience. We also recognize abnormal items as current-period charges. Fixed production overhead costs are based on the normal capacity of the production facilities.

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

ACCURIDE CORPORATION
(DEBTORS-IN-POSSESSION)

For the years ended December 31, 2009, 2008, and 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share data)

Note 1—Summary of Significant Accounting Policies (Continued)

improvements have useful lives of 15-30 years, and factory machinery and equipment have useful lives of 10 years.

        Deferred Financing Costs—Costs incurred in connection with the Credit Agreement and issuance of senior subordinated notes (see Note 6) were originally deferred and are being amortized over the life of the related debt using the effective interest method. Deferred financing costs related to prepetition senior subordinated debt that is subject to compromise were recognized as reorganization items during the year ended December 31, 2009. Debt issuance costs and discounts on prepetition senior debt were not adjusted because we continued to make payments based on the original contract terms.

        Goodwill—Goodwill consists of costs in excess of the net assets acquired in connection with the Phelps Dodge Corporation ("PDC") acquisition of us in 1988, the Accuride Erie and AdM acquisitions in 1999, and the TTI acquisition in 2005. In accordance with ASC 350, Intangibles—Goodwill and other, we test goodwill for impairment at least annually or more frequently if impairment indicators arise. See Note 4 for a discussion of recorded impairments.

        Intangible Assets—In accordance with ASC 350, our indefinite lived intangibles assets (trade names) are not amortized but are reviewed for impairment at least annually or more frequently if impairment indicators arise. The lives for the definite-lived intangibles assets are reviewed annually to ensure recoverability when events or changes in economic circumstances indicate the carrying amount of such assets may not be recoverable. See Note 4 for a discussion of recorded impairments.

        Long-Lived Assets—We evaluate our long-lived assets to be held and used and our amortizing intangible assets for impairment when events or changes in economic circumstances indicate the carrying amount of such assets may not be recoverable. Impairment is determined by comparison of the carrying amount of the asset to the undiscounted net cash flows expected to be generated by the related asset group. Long-lived assets to be disposed of are carried at the lower of cost or fair value less the costs of disposal.

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

ACCURIDE CORPORATION
(DEBTORS-IN-POSSESSION)

For the years ended December 31, 2009, 2008, and 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share data)

Note 1—Summary of Significant Accounting Policies (Continued)

        Income Taxes—Deferred tax assets and liabilities are computed based on differences between financial statement and income tax bases of assets and liabilities using enacted income tax rates. Deferred income tax expense or benefit is based on the change in deferred tax assets and liabilities from period to period, subject to an ongoing assessment of realization of deferred tax assets. Management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets, liabilities and any valuation allowance recorded against the deferred tax assets. We evaluate quarterly the realizability of our net deferred tax assets by assessing the valuation allowance and adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are our forecast of taxable income and the availability of tax planning strategies that can be implemented to realize the net deferred tax assets. We have concluded that we will more than likely not realize the benefits of certain deferred tax assets, totaling $114.0 million, for which we have provided a valuation allowance. See Note 9 for a discussion of valuation allowances.

        In July 2006, the FASB issued ASC 740-10, Accounting for Uncertainty in Income Taxes, to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in ASC 740, Accounting for Income Taxes, on the uncertainty in income taxes recognized in an enterprise's financial statements. Specifically, ASC 740-10 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken, and provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The impact of the adoption of ASC 740-10 on January 1, 2007, was to decrease retained earnings by $2.1 million, increase goodwill by $0.7 million, decrease income taxes payable by $6.1 million, decrease net deferred tax liabilities by $2.7 million, and increase non-current income taxes payable by $11.6 million.

        Research and Development Costs—Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred. The amounts expensed in the years ended December 31, 2009, 2008, and 2007 totaled $6.8 million, $10.9 million and $7.3 million, respectively.

        Foreign Currency—The assets and liabilities of Accuride Canada and AdM that are receivable or payable in cash are converted at current exchange rates, and inventories and other non-monetary assets and liabilities are converted at historical rates. Revenues and expenses are converted at average rates in effect for the period. The functional currencies of Accuride Canada and AdM have been determined to be the U.S. dollar. Accordingly, gains and losses resulting from conversion of such amounts, as well as gains and losses on foreign currency transactions, are included in operating results as "Other income (loss), net." We had aggregate foreign currency gains of $7.1 million and $6.6 million for the years ended December 31, 2009, and 2007, respectively. For the year ended December 31, 2008 we had an aggregate foreign currency loss of $5.2 million.

        Concentrations of Credit Risk—Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash, cash equivalents, customer receivables, and derivative financial instruments. We place our cash and cash equivalents and execute derivatives with

ACCURIDE CORPORATION
(DEBTORS-IN-POSSESSION)

For the years ended December 31, 2009, 2008, and 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share data)

Note 1—Summary of Significant Accounting Policies (Continued)

high quality financial institutions. Generally, we do not require collateral or other security to support customer receivables.

        Derivative Financial Instruments—We use derivative instruments to manage exposure to foreign currency, commodity prices, and interest rate risks. We do not enter into derivative financial instruments for trading or speculative purposes. The derivative instruments used by us include interest rate, foreign exchange, and commodity price instruments. All derivative instruments are recognized on the consolidated balance sheet at their estimated fair value. As of December 31, 2009, there were no derivatives designated as hedges for financial reporting purposes.

        Interest Rate Instruments—From time to time, we use interest rate swap agreements as a means of fixing the interest rate on portions of our floating-rate debt. The interest rate swap agreements are not designated as hedges for financial reporting purposes and are carried in the consolidated financial statements at fair value, with all realized and unrealized gains or losses reflected in current period earnings as a component of interest expense. As of December 31, 2009, we had one interest rate swap agreement to exchange, at specified intervals, the difference between 3.81% from March 2008 through March 2010, and the variable rate interest amounts calculated by reference to the notional principal amount of $125 million. As of December 31, 2009, we had a liability of $1.1 million included in accrued and other liabilities on the consolidated balance sheet. On March 10, 2010 we terminated the swap agreement and paid the outstanding liability.

        Foreign Exchange Instruments—We had $21.8 million of outstanding foreign currency exchange instruments for the year ended December 31, 2008. We had no outstanding instruments for the years ended December 31, 2009 and 2007. Foreign currency forward contracts are carried in the consolidated financial statements at fair value, with unrealized gains or losses reflected in current period earnings as a component of "Other income (loss), net." The settlement amounts are also reported in the consolidated financial statements as a component of "Other income (loss), net." As of December 31, 2008, no derivatives were designated as hedges for financial reporting purposes.

        Commodity Price Instruments—We periodically use commodity price swap contracts to limit exposure to changes in certain raw material prices. Commodity price instruments, which do not meet the normal purchase exception, are not designated as hedges for financial reporting purposes and, accordingly, are carried in the financial statements at fair value, with realized and unrealized gains and losses reported in current period earnings as a component of "Cost of goods sold." While we had no commodity price instruments outstanding for the years ended December 31, 2009 and 2008, the notional amount of commodity price instruments at December 31, 2007 was $12.5 million.

ACCURIDE CORPORATION
(DEBTORS-IN-POSSESSION)

For the years ended December 31, 2009, 2008, and 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share data)

Note 1—Summary of Significant Accounting Policies (Continued)

        The pre-tax realized and unrealized gains (losses) on our derivative financial instruments for the years ended December 31, 2009, 2008, and 2007 recognized in our consolidated statements of operations are as follows:

	Interest Rate Instruments		Foreign Exchange Instruments		Commodity Instruments
	Realized Gain (Loss)	Unrealized Gain (Loss)	Realized Gain (Loss)	Unrealized Gain (Loss)	Realized Gain (Loss)	Unrealized Gain (Loss)
2007	$2,644	$(2,323)	$3,426	$283	$(251)	$(452)
2008	(1,338)	(4,362)	(849)	843	(1,001)	452
2009	(4,968)	4,217	2,396	(843)	—	—

        Earnings Per Share—Earnings per share are calculated as net income (loss) divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share are calculated by dividing net income (loss) by this weighted-average number of common shares outstanding plus common stock equivalents outstanding during the year. Employee stock options outstanding to acquire 1,566,428 shares in 2009, 1,356,419 shares in 2008, 1,176,276 shares in 2007 and a warrant exercisable for 239,003 shares outstanding in 2009 were not included in the computation of diluted earnings per common share because the effect would be anti-dilutive.

	December 31,
	2009	2008	2007
Numerator:
Net loss	$(140,112)	$(328,266)	$(8,639)

Denominator:
Basic weighted average shares outstanding	39,028	35,538	35,179
Effect of dilutive share-based awards	—	—	—

Dilutive weighted average shares outstanding	39,208	35,538	35,179

        Stock Based Compensation—As described in Note 10, we maintain stock-based compensation plans which allow for the issuance of incentive stock options, or ISOs, as defined in section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights ("SARs"), deferred stock, dividend equivalent rights, performance awards and stock payments (referred to collectively as Awards), to officers, our key employees, and to members of the Board of Directors. Effective January 1, 2006, we adopted ASC 718, Stock Compensation. Under the modified prospective method of adoption, compensation expense related to share-based awards is recognized beginning in 2006.

ACCURIDE CORPORATION
(DEBTORS-IN-POSSESSION)

For the years ended December 31, 2009, 2008, and 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share data)

Note 1—Summary of Significant Accounting Policies (Continued)

Recent Accounting Adoptions

        ASC 805—In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141(R), Business Combinations, which replaces SFAS No. 141, Business Combinations. SFAS No. 141(R) requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value. SFAS No. 141(R) also requires transaction costs related to the business combination to be expensed as incurred. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We adopted SFAS No. 141(R) on January 1, 2009 and it had no material impact on our consolidated financial statements.

        ASC 810-10—In December 2007, the FASB issued the Noncontrolling Interests in Consolidated Financial Statements topic in the FASB Accounting Standards Codification. Noncontrolling Interests in Consolidated Financial Statements requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. Its intention is to eliminate the diversity in practice regarding the accounting for transactions between an entity and noncontrolling interests. Noncontrolling Interests in Consolidated Financial Statements applies to fiscal years and interim periods beginning on or after December 15, 2008. We adopted Noncontrolling Interests in Consolidated Financial Statements topic on January 1, 2009 and it had no material impact on our consolidated financial statements.

        ASC 815-10—In March 2008, the FASB issued Disclosures about Derivative Instruments and Hedging Activities in the FASB Accounting Standards Codification. Disclosures about Derivative Instruments and Hedging Activities amends and expands the disclosure requirements to provide a better understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and their effect on an entity's financial position, financial performance, and cash flows. Disclosures about Derivative Instruments and Hedging Activities is effective for fiscal years and interim periods beginning after November 15, 2008. We adopted Disclosures about Derivative Instruments and Hedging Activities topic on January 1, 2009 and it had no material impact on our consolidated financial statements.

        ASC 855-10—We adopted Subsequent Events topic in the FASB Accounting Standard Codification for the Quarterly Report for the period ended June 30, 2009. Subsequent Events establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, which are referred to as subsequent events. The statement clarifies existing guidance on subsequent events, including a requirement that a public entity should evaluate subsequent events through the issue date of the financial statements, the determination of when the effects of subsequent events should be recognized in the financial statement and disclosures regarding all subsequent events. Adoption of the Subsequent Events topic did not have a material affect on our consolidated financial statements. See Note 21.

ACCURIDE CORPORATION
(DEBTORS-IN-POSSESSION)

For the years ended December 31, 2009, 2008, and 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share data)

Note 1—Summary of Significant Accounting Policies (Continued)

        ASC 820—In April 2009, the Financial Accounting Standards Board (FASB) issued accounting guidance on interim disclosures about fair value of financial instruments. This guidance amends previous guidance to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This guidance also amends previous guidance to require disclosures in summarized financial information at interim reporting periods. This guidance was effective for interim reporting periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on our consolidated financial statements.

        ASC 105-10—In June 2009, the FASB issued ASC topic 105 (formerly Statement of Financial Standards (SFAS) No. 168, The Hierarchy of Generally Accepted Accounting Principles). ASC 105 contains guidance which reduces the U.S. GAAP hierarchy to two levels, one that is authoritative and one that is not. This pronouncement became effective September 15, 2009. The adoption of this pronouncement did not have a material impact on our consolidated financial statements.

        ASC 820-10—In February 2008, the FASB issued the Effective Date of FASB Statement No. 157 topic in the FASB Accounting Standards Codification, which delayed the effective date of fair value measurements for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of ASC 820-10 did not have a material impact on our consolidated financial statements.

        ASC 715-20—In March 2008, the FASB issued the Employers' Disclosures about Postretirement Benefit Plan Assets topic in the FASB Accounting Standards Codification. The statement requires disclosures of the objectives of postretirement benefit plan assets, investment policies and strategies, categories of plan assets, fair value measurements of plan assets, and significant concentrations of risk. Disclosures about Postretirement Benefit Plan Assets is effective for fiscal years and interim periods beginning after December 15, 2008. The adoption of ASC 715-20 increased our disclosures, but did not have an impact on our consolidated financial statements.

New Accounting Pronouncements

        ASC 810—In June 2009, the FASB finalized SFAS No. 167, Amending FASB interpretation No. 46(R), which was later superseded by the FASB Codification and included in ASC topic 810. The provisions of ASC 810 provide guidance in determining whether an enterprise has a controlling financial interest in a variable interest entity. This determination identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of a variable interest entity that most significantly impacts the entity's economic performance, and the obligation to absorb losses or the right to receive benefits of the entity that could potentially be significant to the variable interest entity. This pronouncement also requires ongoing reassessments of whether an enterprise is the primary beneficiary and eliminates the quantitative approach previously required for determining the primary beneficiary. New provisions of this pronouncement are effective January 1, 2010. The Company is currently evaluating the impact of adopting this pronouncement.

ACCURIDE CORPORATION
(DEBTORS-IN-POSSESSION)

For the years ended December 31, 2009, 2008, and 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share data)

Note 2—Operational Restructuring

        During 2008, in response to the slow commercial vehicle market and the decline of sales, management undertook a review of current operations that led to a comprehensive restructuring plan. During 2008, we approved a restructuring plan to more appropriately align our workforce in response to the relatively slow commercial vehicle market. Continuing in 2009, we announced additional actions in regards to the restructuring plan that focused on the consolidation of several of our facilities.

        Restructuring costs are shown below by reportable segment:

	Year Ended December 31, 2009	Year Ended December 31, 2008
Wheels
Employee severance costs	$606	$3,819
Pension curtailment	—	1,063
Lease and other contractual commitments	141	—

Subtotal	747	4,882
Components
Employee severance costs	182	1,863
Lease and other contractual commitments	3,219	—
Other asset disposals	—	252

Subtotal	3,401	2,115
Other
Employee severance costs	—	95

Subtotal	—	95
Corporate
Employee severance costs	1,037	2,226
Impaired investments and other charges	—	3,094

Subtotal	1,037	5,320

Total	$5,185	$12,412

        Of the $12.4 million restructuring expenses recognized in 2008, $7.4 million was recorded in cost of goods sold and the remaining $5.0 million was recorded in selling, general and administrative operating expenses. Of the $5.2 million restructuring expenses recognized in 2009, $4.2 million was recorded in cost of goods sold and the remaining $1.0 million was recorded in selling, general and administrative operating expenses. Included in restructuring expenses during 2009 was $3.2 million for the abandonment of our warehouse in Bristol, Indiana.

ACCURIDE CORPORATION
(DEBTORS-IN-POSSESSION)

For the years ended December 31, 2009, 2008, and 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share data)

Note 2—Operational Restructuring (Continued)

        The following is a reconciliation of the beginning and ending restructuring reserve balances for the periods ended December 31, 2008 and 2009:

	Employee Severance Costs	Lease and Other Contractual Costs	Total
Balance December 31, 2007	$—	$—	$—
Costs incurred and charged to operating expenses	1,914	—	1,914
Costs incurred and charged to cost of goods sold	6,089		6,089
Costs paid or otherwise settled	(3,722)	—	(3,722)

Balance December 31, 2008	$4,281	$—	$4,281
Costs incurred and charged to operating expenses	1,037	—	1,037
Costs incurred and charged to cost of goods sold	788	3,360	4,148
Adjustments(1)	—	59	59
Costs paid or otherwise settled	(5,420)	(259)	(5,679)

Balance at December 31, 2009	$686	$3,160	$3,846

(1)
Represents accretion of interest on discounted restructuring liabilities.

        The remaining accrued liabilities will be paid in 2010.

Note 3—Inventories

        Inventories at December 31, 2009 and 2008, on a FIFO basis, were as follows:

	December 31,
	2009	2008
Raw materials	$14,432	$22,839
Work in process	15,566	21,930
Finished manufactured goods	20,744	34,036

Total inventories	$50,742	$78,805

Note 4—Goodwill and Other Intangible Assets

        Goodwill and any indefinite-lived intangible assets are assessed for impairment annually, or more frequently if circumstances indicate impairment may have occurred. The analysis of potential impairment of goodwill requires a two-step approach. The first step is the estimation of fair value of each reporting unit. The midpoint of the range of reorganization values, $563 million, in our Plan of Reorganization, which was approved by the bankruptcy court, is used as the fair value of the Company. This fair value was allocated to the reporting units for the step one analysis. If step one indicates that impairment potentially exists, the second step is performed to measure the amount of impairment, if any. Goodwill impairment exists when the implied fair value is less than its carrying value. Based on

ACCURIDE CORPORATION
(DEBTORS-IN-POSSESSION)

For the years ended December 31, 2009, 2008, and 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share data)

Note 4—Goodwill and Other Intangible Assets (Continued)

the analysis performed, no impairment for goodwill existed as of December 31, 2009. As such, we were not required to complete the second step. Because fresh-start reporting will be adopted on the Effective Date of February 26, 2010, the reorganization value will be allocated to the assets of the post-emergence Company. The allocation process has commenced, but is not completed or available in preliminary form. At this time, we are reasonably certain that goodwill and intangibles as of the emergence date will be materially different from carrying amounts recorded as of December 31, 2009.

        Due to the significant decline in our stock price resulting from overall economic and industry conditions, we determined that an indicator of impairment existed as of June 30, 2008, and performed the appropriate analysis. The results indicated that impairments existed in our Components and Other reportable segments. We recorded estimated goodwill and other intangible asset impairment charges of $193.1 million and $19.1 million, respectively, during the quarter ended September 30, 2008, related to the impairment indicator as of June 30, 2008.

        As a result of finalizing our impairment test from June 30, 2008 and performing our annual impairment test on November 30, 2008, we recognized goodwill and other intangible asset impairment charges of $250.5 million and $26.6 million, respectively, during 2008. Similarly, we recognized other intangible asset impairment charges of $3.3 million during 2009. Such charges are non-cash and did not affect our liquidity, tangible equity or debt covenant ratios.

        The carrying amounts of goodwill for each of the two years ended December 31, 2009 by reportable segment are, as follows:

(in thousands)	Wheels	Components	Other	Corporate	Total
Balance as of December 31, 2007	$123,199	$243,915	$11,690	$—	$378,804
Impairment losses	—	(243,915)	(7,415)	—	(251,330)

Balance as of December 31, 2008	$123,199	$—	$4,275	$—	$127,474
Balance as of December 31, 2009	$123,199	$—	$4,275	$—	$127,474

        The changes in the carrying amounts of other intangibles for the two years in the period ended December 31, 2009 by reportable segment, are as follows:

(in thousands)	Wheels	Components	Other	Corporate	Total
Balance as of December 31, 2007	$—	$118,423	$9,860	$587	$128,870
Additions	—	—	—	560	560
Amortization	—	(4,426)	(385)	(587)	(5,398)
Impairment losses	—	(23,270)	(3,280)	—	(26,550)

Balance as of December 31, 2008	$—	$90,727	$6,195	$560	97,482
Amortization	—	(4,352)	(383)	(187)	(4,922)
Impairment losses	—	(3,330)	—	—	(3,330)

Balance as of December 31, 2009	$—	$83,045	$5,812	$373	$89,230

ACCURIDE CORPORATION
(DEBTORS-IN-POSSESSION)

For the years ended December 31, 2009, 2008, and 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share data)

Note 4—Goodwill and Other Intangible Assets (Continued)

        The summary of goodwill and other intangible assets is as follows:

		As of December 31, 2009			As of December 31, 2008
	Weighted Average Useful Lives
		Gross Amount	Accumulated Amortization & Impairment	Carrying Amount	Gross Amount	Accumulated Amortization & Impairment	Carrying Amount
Goodwill	—	$378,804	$251,330	$127,474	$378,804	$251,330	$127,474

Other intangible assets:
Non-compete agreements	3.0	$3,160	$2,787	$373	$3,160	$2,599	$561
Trade names	—	38,080	30,980	7,100	38,080	27,650	10,430
Technology	14.7	33,540	11,279	22,261	33,540	8,989	24,551
Customer relationships	29.6	71,500	12,004	59,496	71,500	9,560	61,940

	24.2	$146,280	$57,050	$89,230	$146,280	$48,798	$97,482

        We estimate that aggregate amortization expense by year as follows:

2010	$4,923
2011	$4,922
2012	$4,736
2013	$4,736
2014	$4,736

Note 5—Property, Plant and Equipment

        Property, plant and equipment at December 31, 2009 and 2008 consist of the following:

	2009	2008
Land and land improvements	$22,191	$11,245
Buildings	100,560	99,156
Machinery and equipment	587,541	595,570

Property, plant and equipment, gross	710,292	705,971
Less: accumulated depreciation	480,765	447,333

Property, plant and equipment, net	$229,527	$258,638

        During 2006, we changed our estimated lives for certain light wheel assets related to a customer re-sourcing decision. The new depreciation period was selected to correspond with the estimated date of re-sourcing. Due to the acceleration of depreciation, operating income during 2007 was reduced by $12.8 million. The impact on earnings per share for 2007 was $0.24.

ACCURIDE CORPORATION
(DEBTORS-IN-POSSESSION)

For the years ended December 31, 2009, 2008, and 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share data)

Note 5—Property, Plant and Equipment (Continued)

        Depreciation expense for the years ended December 31, 2009, 2008 and 2007 was $47.4 million, $40.6 million and $55.9 million, respectively. In 2008, we recorded a $4.3 million impairment of certain assets in our Piedmont, Alabama facility as a result of a discontinuation of a certain product line.

Note 6—Debt

        Debt at December 31, 2009 and 2008 consists of the following:

	2009		2008
	Subject to Compromise	Debt	Debt
Term Facility—Non-related Parties	$—	$224,560	$294,625
Term Facility—Related Party (Sun Capital)	—	79,486	—
Senior Subordinated Notes	275,000	—	275,000
Revolving Credit Facility	—	71,659	78,444
Industrial Revenue Bond	—	—	3,100
Term Facility Discount	—	(3,233)	—
Debtors-In-Possession ("DIP") Debt	—	25,000	—

Total	$275,000	$397,472	$651,169

Sun Capital Transaction

        On February 4, 2009, we completed (1) an amendment (the "Sun Amendment") to our prepetition credit facility and (2) a transaction (the "Sun Capital Transaction") with Sun Accuride Debt Investments, LLC (together with its affiliates, "Sun Capital"), which at the time held approximately $70 million principal amount of the indebtedness outstanding under the prepetition credit facility (the "Last-Out Loans"). Under the terms of the Sun Amendment and the Sun Capital Transaction, Sun Capital agreed to make the Last-Out Loans last-out as to payment to the other loans outstanding under the prepetition senior credit facility. This transaction resulted in recognition of a loss on extinguishment of debt of $5.4 million.

        In connection with the modification of the Last-Out Loans and pursuant to a Last-Out Debt Agreement, dated February 4, 2009 (the "Last-Out Debt Agreement"), that we entered into with Sun Capital, we (1) issued a warrant (the "Sun Warrant") to Sun Capital, which was exercisable for 25% of our fully-diluted prepetition common stock, (2) entered into a Registration Agreement with Sun Capital providing for the registration of the prepetition common stock owned by Sun Capital (including the prepetition common stock issuable upon exercise of the Sun Warrant) and (3) entered into a Consulting Agreement with Sun Capital pursuant to which Sun Capital would provide customary strategic, business and operational support to us.

        As part of the Sun Capital Transaction, we also issued a preferred share (the "Preferred Shares") to Sun Capital, which carried voting rights equal to the number of shares of our prepetition common stock at $0.01 per share issuable upon the exercise of the Sun Warrant in an amount that was not to

ACCURIDE CORPORATION
(DEBTORS-IN-POSSESSION)

For the years ended December 31, 2009, 2008, and 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share data)

Note 6—Debt (Continued)

exceed 25% of the outstanding prepetition common stock, required approval of the holder of the Preferred Share for certain corporate actions and granted the holder of the Preferred Share the right to nominate and elect five Series A Directors and to nominate an independent director for election/appointment to the Board. The Preferred Share had no rights to dividends or distributions and was redeemable by us for a nominal amount if Sun Capital no longer had beneficial ownership of at least 10% of our prepetition common stock. The fair value of the Sun Warrant was approximately $4.7 million and was recognized as a discount to the Term Facility to be amortized over the life of the Term Loan. In connection with the Sun Capital Transaction, we also amended our Bylaws to require approval of two thirds of the Board of Directors for certain corporate actions and expanded the Board of Directors to twelve members.

        In connection with the Sun Capital Transaction, we appointed Brian J. Urbanek, Jason H. Neimark, Douglas C. Werking, Thomas V. Taylor and Donald C. Mueller as Series A Directors to fill five of the vacancies created as a result of the expansion of the Board of Directors. We entered into indemnification agreements with each of our directors as part of the Sun Capital Transaction, which contractually obligate us to provide indemnification and advancement of expenses to the fullest extent permitted by Delaware General Corporation Law. We also agreed that these indemnification obligations, and all other indemnification obligations assumed by us as part of the Sun Capital Transaction, would be first in priority to the indemnification obligations of certain affiliates of Sun Capital covering the indemnified parties.

        During 2009, PIK interest was accrued on the Last-Out Loans at LIBOR plus 500 basis points.

        On the Effective Date of the Plan of Reorganization, the Sun Warrant, the Preferred Share and the prepetition common stock held by Sun Capital and all related registration rights were all cancelled, and the directors appointed by Sun Capital resigned from the Board. In addition, (i) Sun Capital received 630,317 shares of postpetition common stock, (ii) 3,475,790 Warrants (iii) the $70.1 million of Last-Out Loans held by Sun Capital were paid in full, and (iv) we paid $1.65 million of fees and expenses incurred by Sun Capital under the prepetition senior credit facility. In addition, to the extent the sale price of the loans is less than 98% of their par value, Accuride agreed to pay the difference between 98% of par value and the sale price, up to a maximum payment equal to 7% of the par value.

Prepetition Credit Agreement

        Effective January 31, 2005, we entered into a fourth amended and restated credit agreement, which, as amended, we refer to as our prepetition senior credit facility, in conjunction with the acquisition of TTI to refinance substantially all of our credit facilities, as well as the senior bank debt and subordinated debt of TTI. Prior to our bankruptcy filing, our prepetition credit facility consisted of (i) a term facility in an aggregate principal amount of $550 million that required annual amortization payments of 1% per year, which would have matured on January 31, 2012, and (ii) a revolving credit facility in an aggregate amount of $100 million (comprised of a $76 million U.S. revolving credit facility and a $24 million Canadian revolving credit facility) which would have matured on January 31, 2010. At December 31, 2009, and 2008, interest rates under our prepetition senior credit facilities were 9.25% and 5.6%, respectively.

ACCURIDE CORPORATION
(DEBTORS-IN-POSSESSION)

For the years ended December 31, 2009, 2008, and 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share data)

Note 6—Debt (Continued)

        The loans under our prepetition senior credit facility were secured by, among other things, a lien on substantially all of our U.S. properties, assets and domestic subsidiaries and a pledge of 65% of the stock of our foreign subsidiaries. The loans under the Canadian revolving facility were secured by substantially all the properties and assets of Accuride Canada, Inc. As of December 31, 2009, the outstanding balance on the term debt was $304.0 million. The U.S. and Canadian revolving credit facilities were drawn down $34.1 million and $22 million, respectively, and drawn letters of credit were $15.5 million as of December 31, 2009, leaving availability of approximately $1.5 million, which considers outstanding letters of credit of $2.7 million and excludes $24.2 million of the revolving credit facility held by Lehman Commercial Paper, Inc.

Debtors-in-Possession Financing

        In connection with our Chapter 11 filing, we entered into a superpriority secured ABL revolving credit facility of $25 million and a term loan first-in, last-out facility of $25 million (together, the "DIP credit facility"). The $25 million of ABL loans under the DIP credit facility bore interest, at our election, at a rate of LIBOR + 6.50% (with a LIBOR floor of 2.50%) or Base Rate + 5.50% (with a Base Rate floor of 3.50%), and the $25 million of first-in, last-out term loans under the DIP credit facility would bore interest, at our election, at a rate of LIBOR + 7.50% (with a LIBOR floor of 2.50%) or Base Rate + 6.50% (with a Base Rate floor of 3.50%).

        The use of proceeds under the DIP credit facility were limited to working capital and other general corporate purposes consistent with a budget that we presented to the administrative agent, including payment of costs and expenses related to the administration of the bankruptcy proceedings and payment of other expenses as approved by the bankruptcy court. Upon the Effective Date of the Plan of Reorganization, all amounts outstanding under the DIP credit facility were paid and the DIP credit facility was terminated in accordance with its terms.

Bond Financing

Prepetition Senior Subordinated Notes

        On January 31, 2005, we issued $275 million aggregate principal amount of 8 1/2% senior subordinated notes due 2015 in a private placement transaction. Interest on the prepetition senior subordinated notes was payable on February 1 and August 1 of each year, beginning on August 1, 2005. The prepetition senior subordinated notes would have matured on February 1, 2015 and were redeemable, at our option, in whole or in part, at any time on or before February 1, 2010 in cash at the redemption prices set forth in the indenture, plus interest. The prepetition senior subordinated notes were general unsecured obligations ranking senior in right of payment to all of our existing and future subordinated indebtedness. The prepetition senior subordinated notes were subordinated to all of our existing and future senior indebtedness including indebtedness incurred under any senior credit facilities. In May 2005, we successfully completed an exchange offer pursuant to which holders of our outstanding prepetition senior subordinated notes exchanged such notes for otherwise identical 8 1/2% Senior Subordinated Notes due 2015 which had been registered under the Securities Act.

ACCURIDE CORPORATION
(DEBTORS-IN-POSSESSION)

For the years ended December 31, 2009, 2008, and 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share data)

Note 6—Debt (Continued)

        Subsequent to the Company's Chapter 11 bankruptcy filing, the Company has recorded postpetition interest on prepetition obligations only to the extent management believes the interest will be paid during the bankruptcy proceedings or that the interest is included in the allowed claim. The amount of the allowed claim for the prepetition senior subordinated notes is $291.2 million, which includes accrued interest of $16.2 million. Had the Company recorded interest expense based on all of its pre-petition contractual obligations, interest expense for the senior subordinated notes would have increased by $5.8 million during the period from October 8, 2009 to December 31, 2009.

        Pursuant to the Plan of Reorganization, the prepetition senior subordinated notes and the indenture governing the prepetition senior subordinated notes were cancelled on the Effective Date when the holders of the prepetition senior subordinated notes received 98 million shares of our postpetition Common Stock.

        Maturities of debt, excluding liabilities subject to compromise, as of December 31, 2009, are as follows:

2010	$25,000
2011	71,659
2012	300,813

Total	$397,472

Note 7—Supplemental Cash Flows Disclosure

        During 2009, 2008, and 2007, we recorded non-cash pension liability adjustments, net of tax, of $18.7 million, $20.6 million, and $14.0 million, respectively, as a component of Other Comprehensive Income.

Note 8—Pension and Other Postretirement Benefit Plans

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

ACCURIDE CORPORATION
(DEBTORS-IN-POSSESSION)

For the years ended December 31, 2009, 2008, and 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share data)

Note 8—Pension and Other Postretirement Benefit Plans (Continued)

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

ACCURIDE CORPORATION
(DEBTORS-IN-POSSESSION)

For the years ended December 31, 2009, 2008, and 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share data)

Note 8—Pension and Other Postretirement Benefit Plans (Continued)

Obligations and Funded Status:

	Pension Benefits		Other Benefits
	2009	2008	2009	2008
Change in benefit obligation:
Benefit obligation—beginning of year	$164,683	$196,560	$54,021	$61,962
Service cost	1,479	3,221	300	419
Interest cost	11,566	11,280	3,662	3,626
Actuarial gains (losses)	21,550	(15,603)	9,377	(4,410)
Benefits paid	(16,030)	(14,547)	(4,165)	(3,846)
Foreign currency exchange rate changes	11,642	(15,451)	1,835	(2,171
Plan amendment	—	19	—	(1,560)
Curtailment	(764)	(1,870)	(538)	(552)
Special termination benefits	2,187	1,074	—	—
Incurred retiree drug subsidy reimbursements	—	—	119	108
Plan participant's contributions	—	—	454	445

Benefit obligation—end of year	196,313	164,683	65,065	54,021

Accumulated benefit obligation	$195,832	$164,291	—	—
Change in plan assets:
Fair value of assets—beginning of year	137,843	190,740	—	—
Actual return (loss) on plan assets	25,998	(36,497)	—	—
Employer contribution	7,789	14,606	3,711	3,401
Plan participant's contribution	—	—	454	445
Benefits paid	(16,030)	(14,547)	(4,165)	(3,846)
Foreign currency exchange rate changes	12,633	(16,459)	—	—

Fair value of assets—end of year	168,233	137,843	—	—

Reconciliation of funded status:
Unfunded status	$(28,080)	$(26,840)	$(65,065)	$(54,021)

Amounts recognized in the statement of financial position:
Prepaid benefit cost	$7,851	$5,100	—	—
Accrued benefit liability	(35,930)	(31,941)	$(65,065)	$(54,021)
Accumulated other comprehensive loss (income)	72,530	64,192	(18,472)	(29,777)

Net amount recognized	$44,451	$37,351	$(83,537)	$(83,798)

Amounts expected to be recognized in AOCI in the following fiscal year:
Amortization of net transition (asset)/obligation	$12
Amortization of prior service (credit) cost	303		$(1,573)
Amortization of net (gain)/loss	3,540		(5)

Total amortization	$3,855		$(1,578)

ACCURIDE CORPORATION
(DEBTORS-IN-POSSESSION)

For the years ended December 31, 2009, 2008, and 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share data)

Note 8—Pension and Other Postretirement Benefit Plans (Continued)

Components of Net Periodic Benefit Cost:

	Pension Benefits			Other Benefits
	2009	2008	2007	2009	2008	2007
Service cost-benefits earned during the year	$1,479	$3,221	$3,717	$300	$420	$1,058
Interest cost on projected benefit obligation	11,566	11,281	10,298	3,662	3,626	4,403
Expected return on plan assets	(12,347)	(14,575)	(13,930)	—	—	—
Prior service cost (net)	335	388	469	(1,573)	(1,409)	(841)
Other amortization (net)	2,424	1,835	1,847	(503)	(467)	137

Net amount charged to income	$3,457	$2,150	$2,401	$1,886	$2,170	$4,757
Curtailment charge (gain) and special termination benefits	3,006	901	11,085	24	—	(739)

Total benefits cost charged to income	$6,463	$3,051	$13,486	$1,910	$2,170	$4,018

Recognized in other comprehensive income (loss):
Amortization of net transition (asset) obligation	(17)	(28)		—	—
Prior service (credit) cost	—	19		—	(1,560)
Amortization of prior service (credit) cost	(536)	(942)		1,564	1,386
Change in net actuarial (gain) loss	11,411	28,023		9,238	(5,088)
Amount of net actuarial valuation (gain) loss	(2,411)	(1,820)		503	467

Total (gain) loss recognized in other comprehensive income	8,447	25,252		11,305	(4,795)

Total (gain) loss recognized in total benefits charged to income and other comprehensive income	$14,910	$28,303		$13,215	$(2,625)

        During 2009 and 2008, we recorded pre-tax curtailment charge of $2.2 million and $1.1 million, respectively, as a result of a reduction of workforce in our London, Ontario facility. During 2007, we recorded pre-tax curtailment charges and special termination benefits of $9.1 million as a result of a reduction of workforce in our London, Ontario facility. During 2007, we recorded pre-tax curtailment charges of $1.2 million and a $9.8 million reduction of our benefit obligation as a result of an amendment to our post-employment benefit plan at our Erie, Pennsylvania facility.

ACCURIDE CORPORATION
(DEBTORS-IN-POSSESSION)

For the years ended December 31, 2009, 2008, and 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share data)

Note 8—Pension and Other Postretirement Benefit Plans (Continued)

Actuarial Assumptions:

        Assumptions used to determine benefit obligations as of December 31 were as follows:

	Pension Benefits		Other Benefits
	2009	2008	2009	2008
Average discount rate	6.11%	7.11%	6.02%	6.96%
Rate of increase in future compensation levels	3.50%	3.50%	N/A	3.50%

        Assumptions used to determine net periodic benefit cost for the years ended December 31 were as follows:

	Pension Benefits		Other Benefits
	2009	2008	2009	2008
Average discount rate	7.13%	6.10%	6.97%	6.44%
Rate of increase in future compensation levels	3.50%	3.50%	3.50%	3.50%
Expected long-term rate of return on assets	7.41%	7.88%	N/A	N/A

        The expected long-term rate of return on assets is determined primarily by looking at past performance. In addition, management considers the long-term performance characteristics of the asset mix.

        Assumed health care cost trend rates at December 31 were as follows:

	2009	2008
Health care cost trend rate assumed for next year	8.00%	9.00%
Rate to which the cost trend rate is assumed to decline	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2012	2012

        The health care cost trend rate assumption has a significant effect on the amounts reported. A one-percentage point change in assumed health care cost trend rates would have the following effects on 2009:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost	$635	$(691)
Effect on postretirement benefit obligation	$7,634	$(6,549)

Plan Assets:

        Our pension plan weighted-average asset allocations by level within the fair value hierarchy at December 31, 2009, are presented in the table below. Our pension plan assets were accounted for at fair value and are classified in their entirety based on the lowest level of input that is significant to the

ACCURIDE CORPORATION
(DEBTORS-IN-POSSESSION)

For the years ended December 31, 2009, 2008, and 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share data)

Note 8—Pension and Other Postretirement Benefit Plans (Continued)

fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and their placement within the fair value hierarchy levels. For more information on a description of the fair value hierarchy, see Note 13.

	Level 1	Level 2	Level 3	Total	% of total
Equity securities	$90,718	—	$—	$90,718	53%
Pooled equity securities	—	$12,733	—	12,733	8%
Debt securities	60,414	—	—	60,414	36%
Cash and cash equivalents	4,368	—	—	4,368	3%

Total assets at fair value	$155,500	$12,733	$—	$168,233	100%

% of fair value hierarchy	92%	8%	—%	100%

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

        Our desired investment result is a long-term rate of return on assets that is at least a 5% real rate of return, or 5% over inflation as measured by the Consumer Price Index for the U.S. plans. The target rate of return for the plans have been based upon the assumption that future real returns will approximate the long-term rates of return experienced for each asset class in our investment policy statement. Our investment guidelines are based upon an investment horizon of greater than five years, so that interim fluctuations should be viewed with appropriate perspective. Similarly, the Plans' strategic asset allocation is based on this long-term perspective.

        We believe that the Plans' risk and liquidity posture are, in large part, a function of asset class mix. Our investment committee has reviewed the long-term performance characteristics of various asset classes, focusing on balancing the risks and rewards of market behavior. Based on this and the Plans'

ACCURIDE CORPORATION
(DEBTORS-IN-POSSESSION)

For the years ended December 31, 2009, 2008, and 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share data)

Note 8—Pension and Other Postretirement Benefit Plans (Continued)

time horizon, risk tolerances, performance expectations and asset class preferences, the following strategic asset allocation was derived:

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

        Cash Flows—We expect to contribute approximately $12.3 million to our pension plans and $3.8 million to our other postretirement benefit plan in 2010. Pension and postretirement benefits (which include expected future service) are expected to be paid out of the respective plans as follows:

	Pension Benefits	Other Benefits
2010	$10,267	$3,773
2011	$10,289	$3,986
2012	$11,187	$4,081
2013	$11,987	$4,277
2014	$11,535	$4,390
2015 - 2019 (in total)	$68,158	$23,770

ACCURIDE CORPORATION
(DEBTORS-IN-POSSESSION)

For the years ended December 31, 2009, 2008, and 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share data)

Note 8—Pension and Other Postretirement Benefit Plans (Continued)

        Other Plans—We also provide a 401(k) savings plan and a profit sharing plan for substantially all U.S. salaried employees. Select employees may also participate in the Accuride Executive Retirement Allowance Policy and a supplemental savings plan. Expenses recognized in 2008 and 2007 were $4.3 million and $4.9 million, respectively. No expenses were recognized in 2009.

Note 9—Income Taxes

        The income tax provisions (benefits)for the years ended December 31 are as follows:

	2009	2008	2007
Current:
Federal	$(801)	$248	$(2,274)
State	(82)	152	665
Foreign	951	1,266	6,928

	68	1,666	5,319

Deferred:
Federal	(43,728)	(40,887)	(4,635)
State	(8,650)	(5,809)	(303)
Foreign	601	(1,235)	(3,240)
Valuation allowance	54,093	41,667	(272)

	2,316	(6,264)	(8,450)

Total provision (benefit)	$2,384	$(4,598)	$(3,131)

        The foreign component of pretax earnings (losses) before eliminations in 2009, 2008 and 2007 was approximately $9,267, $(3,209), and $17,752, respectively.

        A reconciliation of the U.S. statutory tax rate to our effective tax rate (benefit) for the years ended December 31, is as follows:

	2009	2008	2007
Statutory tax rate	(35.0)%	(35.0)%	(35.0)%
State and local income taxes	(4.1)	(0.5)	(4.1)
Incremental foreign tax (benefit)	(1.2)	0.4	(21.5)
Change in valuation allowance	39.4	12.5	(2.3)
Foreign subsidiary dividend and undistributed earnings	1.4	—	12.4
Impairment of goodwill	—	23.4	—
Change in liability for unrecognized tax benefits	(0.4)	—	20.6
Reorganization Costs	3.1	—	—
Other items—net	(1.5)	(2.2)	3.2

Effective tax rate	1.7%	(1.4)%	(26.7)%

ACCURIDE CORPORATION
(DEBTORS-IN-POSSESSION)

For the years ended December 31, 2009, 2008, and 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share data)

Note 9—Income Taxes (Continued)

        Deferred income tax assets and liabilities comprised the following at December 31:

	2009	2008
Deferred tax assets:
Postretirement and postemployment benefits	$23,070	$19,535
Accrued liabilities, reserves and other	7,230	9,654
Debt transaction and refinancing costs	5,968	6,131
Inventories	4,610	4,550
Accrued compensation and benefits	3,922	5,014
Worker's compensation	2,738	3,047
Pension benefit	12,980	11,850
State income taxes	1,440	1,517
Tax credits	7,227	5,838
Indirect effect of unrecognized tax benefits	1,204	1,205
Loss carryforwards	88,075	35,041
Unrealized foreign exchange gain	518	—
Valuation allowance	(114,028)	(54,423)

Total deferred tax assets	44,954	48,959

Deferred tax liabilities:
Asset basis and depreciation	14,459	17,244
Unrealized foreign exchange gain	—	78
Intangible assets	41,958	42,236

Total deferred tax liabilities	56,417	59,558

Net deferred tax asset (liability)	(11,463)	(10,599)
Current deferred tax asset	2,811	1,955

Long-term deferred income tax asset (liability)—net	$(14,274)	$(12,554)

        Our net operating losses, available in various tax jurisdictions at December 31, 2009, will expire beginning 2012 through 2029. In the current year, we have recorded deferred tax assets for additional foreign and state tax credits incurred through 2009, which will expire beginning 2016 through 2023. No net operating loss carryforwards or foreign tax credits will expire in 2010. Realization of deferred tax assets is dependent upon taxable income within the carryforward periods available under the applicable tax laws. Although realization of deferred tax assets in excess of deferred tax liabilities is not certain, management has concluded that it is more likely than not the Company will realize the full benefit of deferred tax assets in foreign jurisdictions. However, during 2008 and 2009, management has concluded that it is more than likely that we will not realize the full benefit of our U.S. deferred tax assets due to three cumulative years of net losses and changes of management's estimate of future earnings, and recorded a valuation allowance against the amounts that are more likely than not to not be recognized during 2009.

ACCURIDE CORPORATION
(DEBTORS-IN-POSSESSION)

For the years ended December 31, 2009, 2008, and 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share data)

Note 9—Income Taxes (Continued)

        During 2009, valuation allowances related to state net operating loss carry forwards and credits were increased by $6.6 million, net. This increase was due to changes in management's estimate of future earnings. During 2008, the valuation allowances related to state net operating loss carry forwards were increased by $2.5 million. This increase was due to changes in management's estimate of future earnings.

        No provision has been made for U.S. income taxes related to undistributed earnings of our Canadian foreign subsidiary that we intend to permanently reinvest. At December 31, 2009, Accuride Canada had $25.7 million of cumulative retained earnings. Prior to 2009, the undistributed earnings of our Mexican foreign subsidiary were considered permanently reinvested. Accordingly, no provision for U.S. income taxes was made for such earnings. The Company began distributing earnings for the Mexican foreign subsidiary in 2009 and expects to distribute earnings annually. Therefore, deferred taxes have been established for the undistributed earnings of our Mexican foreign subsidiary.

        On January 1, 2007, we adopted ASC 740-10, Accounting for Uncertainty in Income Taxes. The impact of the adoption of ASC 740-10 on January 1, 2007, was to decrease retained earnings by $2.1 million, increase goodwill by $0.7 million, decrease income taxes payable by $6.1 million, decrease net deferred tax liabilities by $2.7 million, and increase non-current income taxes payable by $11.6 million. A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the years ended December 31, 2009, 2008, and 2007, are as follows:

	2009	2008	2007
Balance at January 1	$5,872	$13,050	$11,566
Additions based on tax positions related to the current year	—	224	709
Additions for tax positions of prior years	2,126	792	3,412
Reductions for tax positions of prior years	(338)	(3,312)	—
Removal of penalties and interest	—	(3,892)	—
Reductions due to lapse of statute of limitations	(510)	(846)	(1,279)
Settlements with taxing authorities	—	(234)	(1,358)

Balance at December 31	$7,060	$5,782	$13,050

        The total amount of unrecognized tax benefits that would, if recognized, impact the effective income tax rate was approximately $5.9 million as of December 31, 2009. Also included in the balance of unrecognized tax benefits is $1.2 million of tax benefits that, if recognized, would affect other tax accounts.

        We also recognize accrued interest expense and penalties related to the unrecognized tax benefits as additional tax expense, which is consistent with prior periods. The total amount of accrued interest and penalties was $2.7 million and $1.6 million respectively, as of December 31, 2009. An increase in interest of $0.3 million was recognized in 2009. The total amount of accrued interest and penalties was approximately $2.4 million and $1.6 million, respectively, as of December 31, 2008.

ACCURIDE CORPORATION
(DEBTORS-IN-POSSESSION)

For the years ended December 31, 2009, 2008, and 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share data)

Note 9—Income Taxes (Continued)

        As of December 31, 2009, we were open to examination in the U.S. federal tax jurisdiction for the 2006-2008 tax years, in Canada for the years of 2001-2008, and in Mexico for the years of 2003-2008. We were also open to examination in various state and local jurisdictions for the 2005-2008 tax years, none of which were individually material. We believe that our accrual for tax liabilities is adequate for all open audit years. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events.

        It is reasonably possible that U.S. federal, state, local, and non-U.S. tax examinations will be settled during the next twelve months. If any of these tax audit settlements do occur within the next twelve months, we would make any necessary adjustments to the accrual for uncertain tax benefits. Until formal resolutions are reached with the tax authorities, the determination of a possible audit settlement range for the impact on uncertain tax benefits is not practicable. On the basis of present information, it is our opinion that any assessments resulting from the current audits will not have a material effect on our consolidated financial statements. We believe that it is reasonably possible that an increase of up to $0.8 million in unrecognized benefits may be recognized within the coming year. In addition, we believe that it is reasonably possible that approximately $0.7 million of its currently remaining unrecognized tax positions, each of which are individually insignificant, may be recognized by the end of 2010 as a result of a lapse of the statute of limitations.

Note 10—Stock-Based Compensation Plans

        2005 Incentive Plan—In connection with the initial public offering in April 2005, we adopted the Accuride Corporation 2005 Incentive Award Plan (the "Incentive Plan"). As of the Effective Date, pursuant to our Plan of Reorganization, the Incentive Plan was cancelled.

        We account for share-based compensation under applicable accounting standards. Forfeitures are estimated over the vesting period of an award, rather than be recognized as a reduction of compensation expense at the time of the actual forfeiture.

        For awards to officers and other key employees under the 2005 Plan, 854,497 options and 1,197,016 stock appreciation rights were outstanding as of December 31, 2009. These awards, which had no intrinsic value, were cancelled as of February 26, 2010 pursuant to our Plan of Reorganization. The 391,422 restricted stock units that were unvested at December 31, 2009, became vested on the Effective Date of our Plan of Reorganization.

ACCURIDE CORPORATION
(DEBTORS-IN-POSSESSION)

For the years ended December 31, 2009, 2008, and 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share data)

Note 10—Stock-Based Compensation Plans (Continued)

        In determining the estimated fair value of our share-based awards as of the grant date, we used the Black-Scholes option-pricing model with the assumptions illustrated in the table below:

	For The Years Ended December 31,
	2009	2008	2007
Expected Dividend Yield	0.0%	0.0%	0.0%
Expected Volatility in Stock Price	108.2%	41.3%	41.6%
Risk-Free Interest Rate	2.5%	3.6%	5.1%
Expected Life of Stock Awards	6.0 years	6.2 years	6.3 years
Weighted-Average Fair Value at Grant Date	$0.35	$3.26	$7.39

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

        Compensation expense recorded during 2009, 2008, and 2007 was $0.3 million, $2.4 million, and $2.7 million, respectively. The tax benefit (cost) recognized during 2008 and 2007 was approximately ($1.6) million and $1.3 million, respectively. For 2009, there was no tax benefit recognized.

Note 11—Commitments

        We lease certain plant, office space, and equipment for varying periods. Management expects that in the normal course of business, expiring leases will be renewed or replaced by other leases. Purchase commitments related to fixed assets at December 31, 2009 totaled $1.0 million. Rent expense for the years ended December 31, 2009, 2008, and 2007 was $9.6 million, $9.1 million and $6.5 million, respectively. Future minimum lease payments for all non-cancelable operating leases having a remaining term in excess of one year at December 31, 2009, are as follows:

2010	8,683
2011	5,688
2012	4,054
2013	3,638
2014	3,301
Thereafter	12,737

Total	$38,101

ACCURIDE CORPORATION
(DEBTORS-IN-POSSESSION)

For the years ended December 31, 2009, 2008, and 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share data)

Note 12—Segment Reporting

        Based on our continual monitoring of the long-term economic characteristics, products and production processes, class of customer, and distribution methods of our operating segments, we determined our seven operating segments aggregate into three reportable segments: Wheels, Components, and Other. All of our segments design, manufacture and market products to the commercial vehicle industry. The Wheels segment's products consist of wheels for heavy- and medium-duty trucks and commercial trailers. The Components segment's products consist of truck body and chassis parts, wheel-end components and assemblies, and seats. The Other segment's products primarily consist of other commercial vehicle components, including steerable drive axles and gearboxes. We believe this segmentation is appropriate based upon management's operating decisions and performance assessment. The accounting policies of the reportable segments are the same as described in Note 1, "Significant Accounting Policies".

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Net sales:
Wheels	$238,745	$391,433	$477,115
Components	298,726	492,025	491,324
Other	32,722	47,951	45,247

Consolidated total	$570,193	$931,409	$1,013,686

Operating income (loss):
Wheels	$14,888	$55,673	$60,078
Components	(39,459)	(296,143)	(2,583)
Other	4,361	(1,672)	7,527
Corporate	(44,885)	(34,501)	(35,426)

Consolidated total	$(65,095)	$(276,643)	$29,596

	December 31, 2009	December 31, 2008
Total assets:
Wheels	$265,977	$191,435
Components	230,618	285,966
Other	29,997	38,064
Corporate	145,078	293,085

Consolidated total	$671,670	$808,550

ACCURIDE CORPORATION
(DEBTORS-IN-POSSESSION)

For the years ended December 31, 2009, 2008, and 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share data)

Note 12—Segment Reporting (Continued)

        Included in operating income (loss) are goodwill and other intangible asset impairments in our Components and Other reportable segments of $267.2 million and $10.7 million, respectively, in 2008 and $3.3 million in our Components reportable segment in 2009.

        Geographic Segments—Our operations in the United States, Canada, and Mexico are summarized below:

For Year Ended Dec. 31, 2009	United States	Canada	Mexico	Eliminations	Combined
Net sales:
Sales to unaffiliated customers—domestic	$463,338	$3,621	$24,995	$—	$491,954
Sales to unaffiliated customers—export	51,379	—	26,860	—	78,239

Total	$514,717	$3,621	$51,855	$—	$570,193

Long-lived assets	$541,984	$48,831	$7,749	$(126,031)	$472,533

For Year Ended Dec. 31, 2008	United States	Canada	Mexico	Eliminations	Combined
Net sales:
Sales to unaffiliated customers—domestic	$761,319	$10,553	$43,658	$—	$815,530
Sales to unaffiliated customers—export	102,267	—	13,612	—	115,879

Total	$863,586	$10,553	$57,270	$—	$931,409

Long-lived assets	$569,776	$50,188	$9,003	$(128,176)	$500,791

For Year Ended Dec. 31, 2007	United States	Canada	Mexico	Eliminations	Combined
Net sales:
Sales to unaffiliated customers—domestic	$812,748	$12,748	$48,664	$—	$874,160
Sales to unaffiliated customers—export	130,894	—	8,632	—	139,526

Total	$943,642	$12,748	$57,296	$—	$1,013,686

Long-lived assets	$851,416	$66,520	$10,509	$(128,176)	$800,269

ACCURIDE CORPORATION
(DEBTORS-IN-POSSESSION)

For the years ended December 31, 2009, 2008, and 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share data)

Note 12—Segment Reporting (Continued)

        Each geographic segment made sales to each of the three major customers in 2009 that each exceed 10% of total net sales for the years ended December 31. Sales to those customers are as follows:

	2009		2008		2007
	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales
Customer one	$106,935	18.8%	$149,229	16.0%	$168,416	16.6%
Customer two	90,760	15.9%	140,538	15.1%	167,327	16.5%
Customer three	76,826	13.5%	131,047	14.1%	136,578	13.5%

	$274,521	48.2%	$420,814	45.2%	$472,321	46.6%

        Sales by product grouping for the years ended December 31 are as follows:

	2009		2008		2007
	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales
Wheels	$238,761	41.9%	$391,867	42.1%	$477,115	47.1%
Wheel-end components and assemblies	153,713	27.0%	211,915	22.8%	199,235	19.7%
Truck body and chassis parts	72,359	12.7%	111,160	11.9%	137,002	13.5%
Seating assemblies	22,825	4.0%	39,784	4.3%	52,087	5.1%
Other components	82,535	14.4%	176,683	18.9%	148,247	14.6%

	$570,193	100%	$931,409	100.0%	$1,013,686	100.0%

Note 13—Financial Instruments

        We have determined the estimated fair value amounts of financial instruments using available market information and other appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. A fair value hierarchy accounting standard exists for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and our own assumptions (unobservable inputs). Determining which category an asset or liability falls within the hierarchy requires significant judgment. We evaluate our hierarchy disclosures each quarter.

        The hierarchy consists of three levels:

Level 1	Quoted market prices in active markets for identical assets or liabilities;
Level 2	Inputs other than Level 1 inputs that are either directly or indirectly observable; and
Level 3	Unobservable inputs developed using estimates and assumptions developed by us, which reflect those that a market participant would use.

ACCURIDE CORPORATION
(DEBTORS-IN-POSSESSION)

For the years ended December 31, 2009, 2008, and 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share data)

Note 13—Financial Instruments (Continued)

        The carrying amounts of cash and cash equivalents, trade receivables, and accounts payable approximate fair value because of the relatively short maturity of these instruments. The fair value of debt at December 31, 2009 and 2008 was $400.9 million and $358.9 million, respectively. The carrying amounts and related estimated fair values for our remaining financial instruments as of December 31, 2009 and 2008 are as follows:

		Fair Value
	Carrying Amount
		Level 1	Level 2	Level 3
As of December 31, 2009
Liabilities
Common stock warrant	$76			$76

		Fair Value
	Carrying Amount
		Level 1	Level 2	Level 3
As of December 31, 2008
Assets
Marketable securities	$5,000			$5,000
Foreign exchange forward contracts	$843		$843
Liabilities
Interest rate swap contracts	$4,415		$4,415

        Fair values relating to derivative financial instruments reflect the estimated amounts that we would receive or pay to terminate the contracts at the reporting date based on quoted market prices of comparable contracts as of the balance sheet date. The fair value of the common stock warrant has been calculated using a Black-Scholes valuation model. As of December 31, 2009, a liability of $76 has been recorded to reflect the fair value of the remaining warrant exercisable for 0.5 percent of our fully-diluted common stock.

        The following table summarizes changes in fair value of our Level 3 assets and (liabilities) for the years ended December 31, 2008 and 2009:

	Marketable Securities	Common Stock Warrant
Balance at January 1, 2008	$—	$—
Purchase (issuance) of securities	5,000	—

Balance at December 31, 2008	$5,000	$—
Purchase (issuance) of securities	—	(4,655)
Unrealized gain (loss) recognized	—	594
Realized loss	(1,100)	—
Net settlements	(3,900)	3,985

Balance at December 31, 2009	$—	$(76)

ACCURIDE CORPORATION
(DEBTORS-IN-POSSESSION)

For the years ended December 31, 2009, 2008, and 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share data)

Note 13—Financial Instruments (Continued)

        During the year ended December 31, 2009, a $3.3 million charge was recorded to the consolidated statements of operations to recognize the full impairment of certain intangible assets in the Components reportable segment. The fair value of the tradenames were primarily determined using Level 3 inputs including management's financial projections related to operating profit margins.

Note 14—Related Party Transactions

        In connection with the 2005 TTI merger, we entered into a management services agreement ("Management Services Agreement") with KKR and Trimaran Fund Management L.L.C. ("TFM"), pursuant to which we retained KKR and TFM to provide management, consulting and financial services to Accuride of the type customarily performed by investment companies to our portfolio companies. In exchange for such services, we agreed to pay an annual fee in the amount equal to $665,000 to KKR and $335,000 to TFM. In addition, we agreed to reimburse KKR and TFM, and their respective affiliates, for all reasonable out-of-pocket expenses incurred in connection with such retention, including travel expenses and expenses of legal counsel. During 2007, we terminated the Management Services Agreement with respect to both KKR and TFM when each party no longer had the right to appoint one or more members to our Board of Directors pursuant to the terms of the Shareholder Rights Agreement that we entered in connection with the TTI merger. During 2007, payments related to these agreements totaled $0.3 million for KKR. There were no payments to TFM due to the termination of the agreement at the beginning of 2008.

        On February 4, 2009, we completed (1) an amendment (the "Sun Amendment") to our prepetition credit facility and (2) a transaction (the "Sun Capital Transaction") with Sun Accuride Debt Investments, LLC (together with its affiliates, "Sun Capital"), which at the time held approximately $70 million principal amount of the indebtedness outstanding under the prepetition credit facility (the "Last-Out Loans"). Under the terms of the Sun Amendment and the Sun Capital Transaction, Sun Capital agreed to make the Last-Out Loans last-out as to payment to the other loans outstanding under the prepetition senior credit facility.

        In connection with the modification of the Last-Out Loans and pursuant to a Last-Out Debt Agreement, dated February 4, 2009 (the "Last-Out Debt Agreement"), that we entered into with Sun Capital, we (1) issued a warrant (the "Sun Warrant") to Sun Capital, which was exercisable for 25% of our fully-diluted prepetition common stock, (2) entered into a Registration Agreement with Sun Capital providing for the registration of the prepetition common stock owned by Sun Capital (including the prepetition common stock issuable upon exercise of the Sun Warrant) and (3) entered into a Consulting Agreement with Sun Capital pursuant to which Sun Capital would provide customary strategic, business and operational support to us.

        In connection with the Sun Capital Transaction, we appointed Brian J. Urbanek, Jason H. Neimark, Douglas C. Werking, Thomas V. Taylor and Donald C. Mueller as Series A Directors to fill five of the vacancies created as a result of the expansion of the Board of Directors. We entered into indemnification agreements with each of our directors as part of the Sun Capital Transaction, which contractually obligate us to provide indemnification and advancement of expenses to the fullest extent permitted by Delaware General Corporation Law. We also agreed that these indemnification

ACCURIDE CORPORATION
(DEBTORS-IN-POSSESSION)

For the years ended December 31, 2009, 2008, and 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share data)

Note 14—Related Party Transactions (Continued)

obligations, and all other indemnification obligations assumed by us as part of the Sun Capital Transaction, would be first in priority to the indemnification obligations of certain affiliates of Sun Capital covering the indemnified parties.

Note 15—Quarterly Data (unaudited)

        The following table sets forth certain quarterly income statement information for the years ended December 31, 2009 and 2008:

	2009
	Q1	Q2	Q3	Q4	Total
	(Dollars in thousands, except per share data)
Net sales	$143,576	$135,206	$145,209	$146,202	$570,193
Gross profit (loss)	40	(9,021)	1,874	4,805	(2,302)
Operating expenses	12,224	12,490	22,372	12,377	59,463
Impairment charges	—	—	—	3,330	3,330
Loss from operations	(12,184)	(21,511)	(20,498)	(10,902)	(65,095)
Other expense(1)	(17,881)	(14,048)	(14,900)	(11,425)	(58,254)
Reorganization items	—	—	—	(14,379)	(14,379)
Net loss	(31,055)	(36,071)	(33,329)	(39,657)	(140,112)
Basic loss per share	$(0.86)	$(1.00)	$(0.92)	$(0.83)	$(3.59)
Diluted loss per share	$(0.86)	$(1.00)	$(0.92)	$(0.83)	$(3.59)
	2008
	Q1	Q2	Q3	Q4	Total
	(Dollars in thousands, except per share data)
Net sales	$238,210	$244,919	$239,487	$208,793	$931,409
Gross profit(2)	12,269	21,350	11,888	10,093	55,600
Operating expenses	13,654	12,761	14,807	13,980	55,202
Impairment charges	—	—	212,220	64,821	277,041
Income (loss) from operations	(1,385)	8,589	(215,139)	(68,708)	(276,643)
Other expense(1)	(16,768)	(7,551)	(12,082)	(19,820)	(56,221)
Net income (loss)	(11,741)	3,375	(201,179)	(118,721)	(328,266)
Basic income (loss) per share	$(0.33)	$0.10	$(5.67)	$(3.32)	$(9.24)
Diluted income (loss) per share	$(0.33)	$0.10	$(5.67)	$(3.32)	$(9.24)

(1)
Included in other expense are interest income, interest expense, and other income (expense), net. During the first quarter of 2009, we incurred a charge of $5.4 million related to loss on extinguishment of debt.

(2)
Gross profit for 2008 was impacted by $7.7 million of costs related to a labor disruption at our Rockford, Illinois, facility, a $7.4 million charge for restructuring that was primarily severance-related, $3.1 million non-cash charge for the loss on a sale of assets at our Anniston, Alabama, facility, and $2.8 million in other severance charges unrelated to our restructuring activities.

ACCURIDE CORPORATION
(DEBTORS-IN-POSSESSION)

For the years ended December 31, 2009, 2008, and 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share data)

Note 16—Valuation and Qualifying Accounts

        The following table summarizes the changes in our valuation and qualifying accounts:

	Balance at Beginning of Year	Charges (credits) to Cost and Expenses	Recoveries	Write-Offs	Balance at end of Year
Reserves in accounts receivable:
December 31, 2007	2,127	(62)	(436)	(168)	1,461
December 31, 2008	1,461	1,023	59	(800)	1,743
December 31, 2009	1,743	2,152	(106)	(1,460)	2,329

Note 17—Contingencies

        We are from time to time involved in various legal proceedings of a character normally incident to our business. We do not believe that the outcome of these proceedings will have a material adverse effect on our consolidated financial condition or results of our operations and cash flows.

        Our operations are subject to federal, state and local environmental laws, rules and regulations. Pursuant to our Recapitalization on January 21, 1998, we were indemnified by Phelps Dodge Corporation with respect to certain environmental liabilities at our Henderson and London facilities, subject to certain limitations. Pursuant to the AKW acquisition agreement on April 1, 1999, in which Accuride purchased Kaiser Aluminum and Chemical Corporation's ("Kaiser") 50% interest in AKW, we have been indemnified by Kaiser with respect to certain environmental liabilities relating to the facilities leased by AKW (the "Erie Lease"). On February 12, 2002, Kaiser filed a voluntary petition in the United States Bankruptcy Court for the District of Delaware for reorganization under Chapter 11 of the United States Bankruptcy Code, which could limit our ability to pursue indemnification claims, if necessary, from Kaiser. Management does not believe that the outcome of any environmental proceedings will have a material adverse effect on the consolidated financial condition or results of our operations.

        As of December 31, 2009, we had an environmental reserve of approximately $1.5 million, related primarily to our foundry operations. This reserve is based on current cost estimates and does not reduce estimated expenditures to net present value, but does take into account the benefit of a contractual indemnity given to us by a prior owner of our wheel-end subsidiary. The failure for the indemnitor to fulfill its obligations could result in future costs that may be material. Any cash expenditures required by us or our subsidiaries to comply with applicable environmental laws and/or to pay for any remediation efforts will not be reduced or otherwise affected by the existence of the environmental reserve. We currently anticipate spending approximately $0.2 million per year in 2010 through 2013 for monitoring the various environmental sites associated with the environmental reserve, including attorney and consultant costs for strategic planning and negotiations with regulators and other potentially responsible parties, and payment of remedial investigation costs. Based on all of the information presently available to us, we believe that our environmental reserves will be adequate to cover the future costs related to the sites associated with the environmental reserves, and that any additional costs will not have a material adverse effect on our financial condition, results of operations or cash flows. However, the discovery of additional sites, the modification of existing or promulgation of new laws or regulations, more vigorous enforcement by regulators, the imposition of joint and

ACCURIDE CORPORATION
(DEBTORS-IN-POSSESSION)

For the years ended December 31, 2009, 2008, and 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share data)

Note 17—Contingencies (Continued)

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

        During the fourth quarter of 2006, we resolved a commercial dispute with Ford. As a result of the resolution, we recognized $10.6 million of revenue in 2007. In addition, cash flow increased by $11.0 million in 2007. Ford re-sourced its Accuride business to another supplier during 2007. In 2007, total sales to Ford were less than 5% of total revenues.

        As of December 31, 2009, we had approximately 2,450 employees, of which 638 were salaried employees with the remainder paid hourly. Unions represent approximately 1,230 of our employees, which is 50% of our total employees. Each of our unionized facilities has a separate contract with the union that represents the workers employed at such facility. The union contracts expire at various times over the next few years with the exception of our union contract that covers the hourly employees at our Monterrey, Mexico, facility, which expires on an annual basis in January unless otherwise renewed. The 2010 negotiations in Monterrey have been deferred by mutual agreement of the Company and Union until the Company emerges from bankruptcy. In 2010, we have contracts expiring at our Elkhart, Erie and Rockford facilities. We do not anticipate that the outcome of the 2010 negotiations will have a material adverse effect on our operating performance or costs.

Note 18—Product Warranties

        The Company provides product warranties in conjunction with certain product sales. Generally, sales are accompanied by a 1- to 5-year standard warranty. These warranties cover factors such as non-conformance to specifications and defects in material and workmanship.

        Estimated standard warranty costs are recorded in the period in which the related product sales occur. The warranty liability recorded at each balance sheet date in other current liabilities reflects the estimated number of months of warranty coverage outstanding for products delivered times the average of historical monthly warranty payments, as well as additional amounts for certain major warranty

ACCURIDE CORPORATION
(DEBTORS-IN-POSSESSION)

For the years ended December 31, 2009, 2008, and 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share data)

Note 18—Product Warranties (Continued)

issues that exceed a normal claims level. The following table summarizes product warranty activity recorded for the years ended December 31, 2009, 2008, and 2007:

	2009	2008	2007
Balance—beginning of year	$998	$2,360	$1,976
Provision for new warranties	265	178	1,796
Payments	(209)	(1,540)	(1,412)

Balance—end of year	$1,054	$998	$2,360

ACCURIDE CORPORATION
(DEBTORS-IN-POSSESSION)

For the years ended December 31, 2009, 2008, and 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share data)

Note 19—Guarantor and Non-guarantor Financial Statements

        Our prepetition Senior Subordinated Notes are fully and unconditionally guaranteed, on a joint and several basis, by substantially all of our 100% owned domestic subsidiaries ("Guarantor Subsidiaries"). The non-guarantor subsidiaries are our foreign subsidiaries. The following condensed financial information illustrates the composition of the combined Guarantor Subsidiaries:

CONDENSED CONSOLIDATING BALANCE SHEETS
(DEBTORS-IN-POSSESSION)

	December 31, 2009
(in thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
ASSETS
Cash and cash equivalents	$53,505	$(1,871)	$4,887	—	$56,521
Accounts receivable, net	26,145	185,953	5,831	$(151,628)	66,301
Inventories and supplies	18,374	44,003	5,147	(182)	67,342
Other current assets	3,099	2,635	23,290	(20,051)	8,973

Total current assets	101,123	230,720	39,155	(171,861)	199,137
Property, plant, and equipment, net	34,672	154,173	40,682	—	229,527
Goodwill	66,973	52,460	8,041	—	127,474
Intangible assets, net	373	88,857	—	—	89,230
Investments in and advances to subsidiaries and affiliates	271,863	—	—	(271,863)	—
Other non-current assets	17,104	1,341	7,857	—	26,302

TOTAL	$492,108	$527,551	$95,735	$(443,724)	$671,670

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$5,289	$22,206	$3,782	—	31,277
Debt	375,472	—	22,000	$—	397,472
Accrued payroll and compensation	3,006	5,885	5,427	—	14,318
Accrued interest payable	3,067	—	504	—	3,571
Accrued and other liabilities	8,297	277,845	1,977	(260,472)	27,647

Total current liabilities	395,131	305,936	33,690	(260,472)	474,285
Deferred and non-current income taxes	10,810	10,347	1,031	—	22,188
Other non-current liabilities	18,465	69,442	13,442	—	101,349
Liabilities subject to compromise	295,968	6,146	—	—	302,114
Stockholders' equity (deficiency)	(228,266)	135,680	47,572	(183,252)	(228,266)

TOTAL	$492,108	$527,551	$95,735	$(443,724)	$671,670

ACCURIDE CORPORATION
(DEBTORS-IN-POSSESSION)

For the years ended December 31, 2009, 2008, and 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share data)

Note 19—Guarantor and Non-guarantor Financial Statements (Continued)

	December 31, 2008
(in thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
ASSETS
Cash and cash equivalents	$95,630	$(1,633)	$29,679	—	$123,676
Accounts receivable, net	21,244	202,230	4,416	$(149,671)	78,219
Inventories and supplies	21,278	64,506	12,056	(534)	97,306
Other current assets	2,449	3,465	2,644	—	8,558

Total current assets	140,601	268,568	48,795	(150,205)	307,759
Property, plant, and equipment, net	39,365	173,255	46,018	—	258,638
Goodwill	66,973	52,460	8,041	—	127,474
Intangible assets, net	560	96,922	—	—	97,482
Investments in and advances to subsidiaries and affiliates	343,655	—	—	(343,655)	—
Other non-current assets	10,593	1,472	5,132	—	17,197

TOTAL	$601,747	$592,677	$107,986	$(493,860)	$808,550

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$10,523	$45,172	$8,242	—	63,937
Accrued payroll and compensation	2,380	11,349	5,922	—	19,651
Accrued interest payable	12,128	9	368	—	12,505
Accrued and other liabilities	9,101	279,329	5,082	(263,987)	29,525

Total current liabilities	34,132	335,859	19,614	(263,987)	125,618
Long term debt, net	618,069	3,100	30,000	—	651,169
Deferred and non-current income taxes	6,997	13,248	1,024	—	21,269
Other non-current liabilities	16,364	57,422	10,523	—	84,309
Stockholders' equity (deficiency)	(73,815)	183,048	46,825	$(229,873)	(73,815)

TOTAL	$601,747	$592,677	$107,986	$(493,860)	$808,550

ACCURIDE CORPORATION
(DEBTORS-IN-POSSESSION)

For the years ended December 31, 2009, 2008, and 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share data)

Note 19—Guarantor and Non-guarantor Financial Statements (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(DEBTORS-IN-POSSESSION)

	Year ended December 31, 2009
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$277,268	$303,364	$90,009	$(100,448)	$570,193
Cost of goods sold	268,701	317,958	86,284	(100,448)	572,495

Gross profit (loss)	8,567	(14,594)	3,725	—	(2,302)
Operating expenses	29,330	12,553	565	—	42,448
Impairment of other intangibles	—	3,330	—	—	3,330
Prepetition fees	17,015	—	—	—	17,015

Income (loss) from operations	(37,778)	(30,477)	3,160	—	(65,095)
Other income (expense):
Interest expense, net	(56,993)	(150)	(2,610)	—	(59,753)
Loss on extinguishment of debt	(5,389)	—	—	—	(5,389)
Equity in earnings (losses) of subsidiaries	(23,270)	—	—	23,270	—
Other income (expense), net	(1,471)	252	8,107	—	6,888

Income (loss) before reorganization items and income taxes	(124,901)	(30,375)	8,657	23,270	(123,349)
Reorganization items	14,379	—	—	—	14,379
Income tax provision	832	—	1,552	—	2,384

Net income (loss)	$(140,112)	$(30,375)	$7,105	$23,270	$(140,112)

ACCURIDE CORPORATION
(DEBTORS-IN-POSSESSION)

For the years ended December 31, 2009, 2008, and 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share data)

Note 19—Guarantor and Non-guarantor Financial Statements (Continued)

	Year ended December 31, 2008
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$256,180	$667,521	$134,191	$(126,483)	$931,409
Cost of goods sold	217,214	660,520	124,558	(126,483)	875,809

Gross profit	38,966	7,001	9,633	—	55,600
Operating expenses	39,108	15,307	787	—	55,202
Impairment of goodwill and other intangibles	—	277,041	—	—	277,041

Income (loss) from operations	(142)	(285,347)	8,846	—	(276,643)
Other income (expense):
Interest expense, net	(43,758)	(79)	(7,563)	—	(51,400)
Equity in earnings (losses) of subsidiaries	(288,374)	—	—	288,374	—
Other income (expense), net	(621)	351	(4,551)	—	(4,821)

Income (loss) before income taxes	(332,895)	(285,075)	(3,268)	288,374	(332,864)
Income tax provision (benefit)	(4,629)	—	31	—	(4,598)

Net income (loss)	$(328,266)	$(285,075)	$(3,299)	$288,374	$(328,266)

	Year ended December 31, 2007
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$297,338	$673,975	$250,582	$(208,209)	$1,013,686
Cost of goods sold	265,137	641,526	228,738	(208,209)	927,192

Gross profit	32,201	32,449	21,844	—	86,494
Operating expenses	41,977	14,015	906	—	56,898

Income from operations	(9,776)	18,434	20,938	—	29,596
Other income (expense):
Interest (expense), net	(43,927)	(138)	(4,279)	—	(48,344)
Equity in earnings of affiliates	32,787	—	—	(32,787)	—
Other income (expense), net	5,458	441	1,079	—	6,978

Income (loss) before income taxes	(15,458)	18,737	17,738	(32,787)	(11,770)
Income tax provision (benefit)	(6,819)	—	3,688	—	(3,131)

Net income (loss)	$(8,639)	$18,737	$14,050	$(32,787)	$(8,639)

ACCURIDE CORPORATION
(DEBTORS-IN-POSSESSION)

For the years ended December 31, 2009, 2008, and 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share data)

Note 19—Guarantor and Non-guarantor Financial Statements (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(DEBTORS-IN-POSSESSION)

	Year ended December 31, 2009
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(140,112)	$(30,375)	$7,105	$23,270	$(140,112)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	8,230	33,527	5,656	—	47,413
Amortization—deferred financing costs	4,526	5	26	—	4,557
Amortization—other intangible assets	187	4,735	—	—	4,922
Loss on extinguishment of debt	5,389	—	—	—	5,389
Change in warrant liability	(594)	—	—	—	(594)
Paid-in-kind interest	9,421	—	—	—	9,421
Loss (gain) on disposal of assets	(275)	288	292	—	305
Loss on sale of marketable securities	1,100	—	—	—	1,100
Provision for deferred income taxes	263	—	601	—	864
Equity in earnings of subsidiaries and affiliates	23,270	—	—	(23,270)	—
Non-cash stock-based compensation	333	—	—	—	333
Impairments of other intangibles	—	3,330	—	—	3,330
Reorganization items	14,379	—	—	—	14,379
Payments on reorganization items	(5,559)	—	—	—	(5,559)
Change in other operating items	40,722	4,078	(29,860)	—	14,940

Net cash provided by (used in) operating activities	(38,720)	15,588	(16,180)	—	(39,312)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(6,976)	(12,776)	(612)	—	(20,364)
Other	(14,789)	280	—	—	(14,509)

Net cash used in investing activities	(21,765)	(12,496)	(612)	—	(34,873)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in revolving credit advance	4,315	—	(8,000)	—	(3,685)
Debtor in possession borrowing	21,467	—	—	—	21,467
Other	(10,752)	—	—	—	(10,752)

Net cash provided by (used in) financing activities	15,030	—	(8,000)	—	7,030

Decrease in cash and cash equivalents	(42,125)	(238)	(24,792)	—	(67,155)
Cash and cash equivalents, beginning of year	95,630	(1,633)	29,679	—	123,676

Cash and cash equivalents, end of period	$53,505	$(1,871)	$4,887	$—	$56,521

ACCURIDE CORPORATION
(DEBTORS-IN-POSSESSION)

For the years ended December 31, 2009, 2008, and 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share data)

Note 19—Guarantor and Non-guarantor Financial Statements (Continued)

	Year ended December 31, 2008
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(328,266)	$(285,075)	$(3,299)	$288,374	$(328,266)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and impairment of PP&E	7,624	29,932	6,465	—	44,021
Amortization—deferred financing costs	1,205	5	25	—	1,235
Amortization—other intangible assets	584	4,814	—	—	5,398
Loss on disposal of assets	(110)	3,102	168	—	3,160
Deferred income taxes	(5,032)	—	(1,232)	—	(6,264)
Equity in earnings of subsidiaries and affiliates	288,374	—	—	(288,374)	—
Non-cash stock-based compensation	2,434	—	—	—	2,434
Impairments of investments	3,056	—	—	—	3,056
Impairments of goodwill and other intangibles	—	277,041	—	—	277,041
Change in other operating items	6,550	(8,991)	(8,539)	—	(10,980)

Net cash provided by (used in) operating activities	(23,581)	20,828	(6,412)	—	(9,165)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(7,966)	(20,340)	(1,379)	—	(29,685)
Other	(5,975)	353	—	—	(5,622)

Net cash used in investing activities	(13,941)	(19,987)	(1,379)	—	(35,307)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on revolving debt	48,444	—	30,000	—	78,444
Other	(1,232)	—	1	—	(1,231)

Net cash provided by financing activities	47,212	—	30,001	—	77,213

Increase in cash and cash equivalents	9,690	841	22,210	—	32,741
Cash and cash equivalents, beginning of year	85,940	(2,474)	7,469	—	90,935

Cash and cash equivalents, end of year	$95,630	$(1,633)	$29,679	$—	$123,676

ACCURIDE CORPORATION
(DEBTORS-IN-POSSESSION)

For the years ended December 31, 2009, 2008, and 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share data)

Note 19—Guarantor and Non-guarantor Financial Statements (Continued)

	Year ended December 31, 2007
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(8,639)	$18,737	$14,050	$(32,787)	$(8,639)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and impairment	5,827	29,348	20,737	—	55,912
Amortization—deferred financing costs	1,209	—	26	—	1,235
Amortization and impairment—other intangible assets	787	5,987	—	—	6,774
Loss (gain) on disposal of assets	200	128	105	—	433
Deferred income taxes	(5,210)	—	(3,240)	—	(8,450)
Equity in earnings of affiliates	(32,787)	—	—	32,787	—
Non-cash stock-based compensation	2,719	—	—	—	2,719
Change in other operating items	61,527	(23,311)	(5,258)	—	32,958

Net cash provided by operating activities	25,633	30,889	26,420	—	82,942

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(4,933)	(29,734)	(1,832)	—	(36,499)
Proceeds from sale of property, plant, and equipment	—	446	—	—	446
Other investments, net of cash acquired	(740)	—	—	—	(740)
Cash distribution from investment—Trimont	—	427	—	—	427

Net cash used by investing activities	(5,673)	(28,861)	(1,832)	—	(36,366)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments on long-term and revolving debt	(70,000)	—	—	—	(70,000)
Redemption of capital investment	46,970	—	(46,970)
Proceeds from employee stock option and stock purchase plans	3,006	—	—	—	3,006
Tax benefit from employee stock option exercises	1,149	—	—	—	1,149

Net cash used by financing activities	(18,875)	—	(46,970)	—	(65,845)

Increase (decrease) in cash and cash equivalents	1,085	2,028	(22,382)	—	(19,269)
Cash and cash equivalents, beginning of year	84,855	(4,502)	29,851	—	110,204

Cash and cash equivalents, end of year	$85,940	$(2,474)	$7,469	$—	$90,935

ACCURIDE CORPORATION
(DEBTORS-IN-POSSESSION)

For the years ended December 31, 2009, 2008, and 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share data)

Note 20—Debtors Financial Statements

        The financial statements of the Debtors are presented as follows:

Basis of Presentation

        Condensed Combined Debtors-in-Possession Financial Statements —The financial statements contained within this note represent the condensed combined financial statements for the Debtors only. Accuride's non-Debtor subsidiaries are treated as non-consolidated subsidiaries in these financial statements and as such their net income is included as "Equity income from non-Debtor subsidiaries, net of tax" in the statement of operations and their net assets are included as "Investments in non-Debtor subsidiaries" in the balance sheet.

        Intercompany Transactions—Intercompany transactions between Debtors have been eliminated in the financial statements contained herein. Intercompany transactions with the Debtor's non-Debtor subsidiaries have not been eliminated in the financial statements and are reflected as intercompany receivables and payables.

ACCURIDE CORPORATION
(DEBTORS-IN-POSSESSION)

For the years ended December 31, 2009, 2008, and 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share data)

Note 20—Debtors Financial Statements (Continued)

ACCURIDE CORPORATION
CONDENSED COMBINED DEBTORS-IN-POSSESSION BALANCE SHEET

(in thousands)	December 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$51,634
Accounts receivable, net	60,470
Inventories and supplies	62,195
Other current assets	5,734

Total current assets	180,033
PROPERTY, PLANT AND EQUIPMENT, net	188,845
OTHER ASSETS:
Goodwill	119,433
Intangible assets, net	89,230
Investments in non-Debtor subsidiaries	47,572
Other assets, net	18,445

TOTAL	$643,558

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
Accounts payable	$27,495
Accrued payroll and compensation	8,891
Accrued interest payable	3,067
Debt	375,472
Accrued and other liabilities	25,670

Total current liabilities	440,595
LIABILITIES TO NON-DEBTOR SUBSIDIARIES	20,051
DEFERRED AND NON-CURRENT INCOME TAXES	21,157
OTHER LIABILITIES	87,907
LIABILITIES SUBJECT TO COMPROMISE	302,114
STOCKHOLDERS' DEFICIENCY	(228,266)

TOTAL	$643,558

ACCURIDE CORPORATION
(DEBTORS-IN-POSSESSION)

For the years ended December 31, 2009, 2008, and 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share data)

Note 20—Debtors Financial Statements (Continued)

ACCURIDE CORPORATION
CONDENSED COMBINED DEBTORS-IN-POSSESSION STATEMENTS OF OPERATIONS

(in thousands)	For the period from October 8, 2009 through December 31, 2009
NET SALES	$116,597
COST OF GOODS SOLD	113,176

GROSS PROFIT	3,421
OPERATING EXPENSES:
Selling, general and administrative	9,800
Impairment of other intangibles	3,330

LOSS FROM OPERATIONS	(9,709)
OTHER INCOME (EXPENSE):
Interest expense, net	(10,602)
Equity income from non-Debtor subsidiaries, net of tax	2,644
Other income (loss), net	(1,008)

LOSS BEFORE REORGANIZATION ITEMS AND INCOME TAXES	(18,675)
Reorganization Items	14,379

LOSS BEFORE INCOME TAXES	(33,054)
INCOME TAX PROVISION	3,323

NET LOSS	$(36,377)

ACCURIDE CORPORATION
(DEBTORS-IN-POSSESSION)

For the years ended December 31, 2009, 2008, and 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share data)

Note 20—Debtors Financial Statements (Continued)

ACCURIDE CORPORATION
CONDENSED COMBINED DEBTORS-IN-POSSESSION STATEMENT OF CASH FLOWS

(In thousands)	For the period from October 8, 2009 through December 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(36,377)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and impairment of property, plant and equipment	10,882
Amortization—deferred financing costs	1,209
Amortization—other intangible assets	1,138
Impairments of other intangibles	3,330
Reorganization items	14,379
Payments on reorganization items	(5,559)
Loss on disposal of assets	249
Provision for deferred income taxes	1,851
Non-cash stock-based compensation	84
Change in warrant liability	14
Paid-in-kind interest	2,902
Equity income from non-Debtor subsidiaries, net of tax	(2,644)
Change in other operating items	35,614

Net cash provided by operating activities	27,072

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(7,853)
Other	(19,455)

Net cash used in investing activities	(27,308)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debtor in possession borrowing	21,467
Other	18,686

Net cash provided by financing activities	40,153
INCREASE IN CASH AND CASH EQUIVALENTS	39,917
CASH AND CASH EQUIVALENTS—Beginning of period	11,717

CASH AND CASH EQUIVALENTS—End of period	$51,634

ACCURIDE CORPORATION
(DEBTORS-IN-POSSESSION)

For the years ended December 31, 2009, 2008, and 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share data)

Note 21—Subsequent Events

        On October 8, 2009, Accuride and its domestic subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court").

        On November 18, 2009, we initially filed our Joint Plan of Reorganization (as amended and supplemented, the "Plan of Reorganization") and the related Disclosure Statement with the Bankruptcy Court. All classes of creditors entitled to vote voted to approve the Plan of Reorganization, and on February 18, 2010, the Bankruptcy Court entered an Order Confirming the Third Amended Joint Plan of Reorganization, which approved and confirmed the Plan of Reorganization, as modified by the confirmation order. On February 26, 2010 (the "Effective Date"), the Plan of Reorganization became effective and we emerged from Chapter 11 bankruptcy proceedings. Prior to the Effective Date, at the confirmation hearing, we and all of our constituents reached a settlement to fully resolve all disputes related to the Plan of Reorganization and all constituents agreed to support the Plan of Reorganization. During the pendency of the bankruptcy, we operated our business as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.

Postpetition Capital Structure

        Pursuant to the Plan of Reorganization, as of the Effective Date, our new capital structure consists of the following:

  •
  Postpetition Senior Credit Facility—Our prepetition senior credit facility was amended and restated to provide for a senior credit facility of approximately $311.2 million. The interest rate for all loans will be, at our option, LIBOR + 6.75% (with a LIBOR floor of 3.00%) or Base Rate + 5.75% (with a Base Rate floor of 4.00%). The maturity for all loans and reimbursements of draws under the letters of credit is June 30, 2013. As part of the amendment, the financial covenants in the prepetition senior credit facility were replaced with minimum liquidity and minimum EBITDA covenants and a maximum capital expenditure covenant. The credit facility is secured by, among other things, a lien on substantially all of our U.S. and Canadian properties, assets and domestic subsidiaries and a pledge of 65% of the stock of our foreign subsidiaries.

    All Last-Out-Loans (as defined below) under our prepetition credit facility were paid on the Effective Date.

  •
  7.5% Senior Convertible Notes—We issued $140 million aggregate principal amount of 7.5% senior convertible notes due February 2020 pursuant to a rights offering (the "convertible notes"). The first six interest payments on the convertible notes will be paid-in-kind ("PIK") interest. Thereafter, beginning on August 26, 2013, interest on the convertible notes will be paid in cash. The $140 million principal amount of convertible notes is convertible into 60% of our outstanding Common Stock (as defined below), on a diluted basis as provided for the in the Plan of Reorganization.

ACCURIDE CORPORATION
(DEBTORS-IN-POSSESSION)

For the years ended December 31, 2009, 2008, and 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share data)

Note 21—Subsequent Events (Continued)

    The convertible notes are convertible into common stock at an initial conversion rate of 1333.3333 per $1,000 principal amount of notes (equivalent to an initial conversion price of $0.75 per share of common stock). The convertible notes are redeemable by the Company subject to the terms of the indenture agreement.

  •
  Common Stock and Warrants—We issued the following equity securities: (i) 98,000,000 shares of common stock, par value $0.01 per share (the "Common Stock"), to holders of our prepetition senior subordinated notes, on a pro rata basis (ii) 25 million shares of Common Stock to the parties backstopping the rights offering of Convertible Notes as payment of their backstop fee, (iii) 2,000,000 shares of Common Stock to holders of our prepetition common stock on a pro rata basis, (iv) warrants to purchase 22,058,824 shares of Common Stock (the "Warrants") to holders of our prepetition common stock on a pro rata basis and (v) 1,294,882 shares of Common Stock, net of shares withheld for tax purposes, under our Key Executive Incentive Plan. The Warrants are exercisable at an exercise price of $2.10 per share for a period beginning on the Effective Date and ending on the two-year anniversary of the Effective Date.

        Also under the Plan of Reorganization, our prepetition common stock, all other equity interests in Accuride, our prepetition senior subordinated notes and the indenture governing our prepetition senior subordinated notes (other than for the purposes of allowing holders of the notes to receive distributions under the Plan of Reorganization and allowing the trustees to exercise certain rights) were cancelled. The holders of these securities received the distributions described above pursuant to the Plan of Reorganization. All amounts outstanding under the DIP credit facility (as defined below) we had entered into to provide financing during the pendency of our bankruptcy were also paid on the Effective Date and the DIP credit facility was terminated in accordance with its terms.

        Maturities of long-term debt as of the Effective Date are as follows:

2010	$—
2011	—
2012	—
2013	309,100
2014	—
Thereafter	140,000

Total	$449,100

        Fresh-start reporting will be adopted, which will result in a new basis of accounting on the Effective Date. The reorganization value of $563 million will be allocated to the assets and liabilities, and the post-petition capital structure will replace the historical pre-petition capital structure. Historical tax attributes, such as net operating loss ("NOL") carryforwards will change because they will offset cancellation of debt income. Further, NOL carryforwards will be subject to annual utilization limitations.

ACCURIDE CORPORATION
(DEBTORS-IN-POSSESSION)

For the years ended December 31, 2009, 2008, and 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share data)

Note 21—Subsequent Events (Continued)

        Fresh start accounting reflects the value of the Company as determined in the confirmed Plan of Reorganization. Under fresh start accounting, the Company's asset values are re-measured using fair value, and are allocated in conformity with applicable accounting standards. Fresh start accounting also requires that all liabilities, other than deferred taxes, should be stated at fair value or at the present values of the amounts to be paid using appropriate market interest rates. Deferred taxes are determined in conformity with applicable accounting standards.

        Additionally, pursuant to the Plan of Reorganization, we amended and restated our Certificate of Incorporation and our bylaws to, among other things, reduce the size of our Board of Directors to seven directors. As of the Effective Date, our Board of Directors is now comprised of our President and Chief Executive Officer and six newly-appointed directors.