Form 10-Q
period 2010-03-31
ACCURIDE CORP
filed 2010-05-17
CIK 817979

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010.
OR
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to .

Commission file number 001-32483

ACCURIDE CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	61-1109077 (I.R.S. Employer Identification No.)
7140 Office Circle, Evansville, IN (Address of Principal Executive Offices)	47715 (Zip Code)

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒	Smaller Reporting Company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒    No ☐

        As of May 14, 2010, 126,294,882 shares of Accuride Corporation common stock, par value $.01 per share, were outstanding.

ACCURIDE CORPORATION

Part I. FINANCIAL INFORMATION

Item 1.    Financial Statements

ACCURIDE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	Successor	Predecessor
(In thousands, except for per share and per share data)	March 31, 2010	December 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$56,863	$56,521
Customer receivables, net of allowance for doubtful accounts of $2,329 in 2009	83,098	60,120
Other receivables	7,607	6,181
Inventories	61,368	50,742
Deferred income taxes	2,535	2,811
Income tax receivable	538	1,542
Prepaid expenses and other current assets	5,420	21,220

Total current assets	217,429	199,137
PROPERTY, PLANT AND EQUIPMENT, net	194,452	229,527
OTHER ASSETS:
Goodwill	191,414	127,474
Other intangible assets, net	244,840	89,230
Deferred financing costs, net of accumulated amortization of $7,360 in 2009	—	4,282
Other	25,676	22,020

TOTAL	$873,811	$671,670

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
Accounts payable	$53,544	$31,277
Accrued payroll and compensation	16,816	14,318
Accrued interest payable	1,009	3,571
Accrued workers compensation	6,886	7,038
Debt	—	397,472
Accrued and other liabilities	19,484	20,609

Total current liabilities	97,739	474,285
LONG-TERM DEBT	645,227	—
DEFERRED INCOME TAXES	16,703	14,274
NON-CURRENT INCOME TAXES PAYABLE	7,914	7,914
OTHER POSTRETIREMENT BENEFIT PLAN LIABILITY	61,050	61,292
PENSION BENEFIT PLAN LIABILITY	35,359	35,932
OTHER LIABILITIES	13,451	4,125
LIABILITIES SUBJECT TO COMPROMISE	—	302,114
COMMITMENTS AND CONTINGENCIES (Note 7)	—	—
STOCKHOLDERS' DEFICIENCY:
Predecessor Company Preferred Stock, $0.01 par value; 5,000,000 shares authorized and 1 issued	—	—
Predecessor Company Common Stock, $0.01 par value; 100,000,000 shares authorized, 48,139,000 shares issued, and 47,562,000 shares outstanding at December 31, 2009 and additional paid-in-capital	—	268,582
Successor Company Preferred Stock, $0.01 par value; 100,000,000 shares authorized	—	—
Successor Company Common Stock, $0.01 par value; 800,000,000 shares authorized, 126,294,882 shares issued and outstanding at March 31, 2010 and additional paid-in-capital	49,396	—
Predecessor Company Treasury stock—76,000 shares at cost in 2009	—	(751)
Accumulated other comprehensive loss	—	(48,376)
Accumulated deficiency	(53,028)	(447,721)

Total stockholders' deficiency	(3,632)	(228,266)

TOTAL	$873,811	$671,670

See notes to unaudited condensed consolidated financial statements.

ACCURIDE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Successor	Predecessor
(In thousands except per share data)	Period from February 26 to March 31, 2010	Period from January 1 to February 26, 2010	Three Months Ended March 31, 2009
NET SALES	$64,914	$104,059	$143,576
COST OF GOODS SOLD	59,314	99,577	143,536

GROSS PROFIT	5,600	4,482	40
OPERATING EXPENSES:
Selling, general and administrative	4,366	7,595	12,224

INCOME (LOSS) FROM OPERATIONS	1,234	(3,113)	(12,184)
OTHER INCOME (EXPENSE):
Interest income	12	54	219
Interest expense	(3,505)	(7,550)	(13,522)
Loss on extinguishment of debt	—	—	(5,389)
Unrealized loss on mark to market valuation of convertible debt	(50,601)	—	—
Other income (loss), net	(326)	566	811

LOSS BEFORE REORGANIZATION ITEMS AND INCOME TAXES	(53,186)	(10,043)	(30,065)
Reorganization items	—	(59,311)	—

INCOME (LOSS) BEFORE INCOME TAXES	(53,186)	49,268	(30,065)
INCOME TAX PROVISION (BENEFIT)	(158)	(1,534)	990

NET INCOME (LOSS)	$(53,028)	$50,802	$(31,055)

Weighted average common shares outstanding—basic	126,295	47,572	36,169
Basic income (loss) per share	$(0.42)	$1.07	$(0.86)

Weighted average common shares outstanding—diluted	126,295	47,572	36,169
Diluted income (loss) per share	$(0.42)	$1.07	$(0.86)

See notes to unaudited condensed consolidated financial statements.

ACCURIDE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY) (UNAUDITED)

(In thousands)	Comprehensive Loss	Common Stock and Additional Paid-in- Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficiency)	Total Stockholders' Equity (Deficiency)
BALANCE at January 1, 2010 (Predecessor)	—	$268,582	$(751)	$(48,376)	$(447,721)	$(228,266)
Net loss before reorganization items	$(8,509)	—	—	—	(8,509)	(8,509)
Exercise of share-based awards	—	8	—	—	—	8
Reorganization items	—	—	—	—	(25,030)	(25,030)

Comprehensive loss	$(8,509)

BALANCE at February 26, 2010 (Predecessor)		268,590	(751)	(48,376)	(481,260)	(261,797)
FRESH START ADJUSTMENTS:
Debt discharge—Senior Subordinated Notes	—	48,540	—	—	242,436	290,976
Debt discharge—Deferred financing fees	—	—	—	—	(3,847)	(3,847)
Debt discharge—Sun Capital Warrant liability	—	—	—	—	76	76
Debt discharge—Term facility discount	—	—	—	—	(2,974)	(2,974)
Issuance of Warrants	—	—	—	—	(6,618)	(6,618)
Issuance of Notes	—	—	—	—	(144,732)	(144,732)

BALANCE at February 26, 2010 (Predecessor)		317,130	(751)	(48,376)	(396,919)	(128,916)
FRESH START ADJUSTMENTS:
Cancellation of Predecessor preferred, common and treasury stock	—	(317,130)	751	—	—	(316,379)
Cancellation of Predecessor accumulated deficit and accumulated other comprehensive loss	—	—	—	48,376	396,919	445,295
Issuance of new equity interests	—	49,396	—	—	—	49,396

BALANCE at February 26, 2010 (Successor)	—	49,396	—	—	—	49,396
Net loss	$(53,028)	—	—	—	(53,028)	(53,028)

Comprehensive loss	$(53,028)

BALANCE—March 31, 2010 (Successor)		$49,396	$—	$—	$(53,028)	$(3,632)

See notes to unaudited condensed consolidated financial statements.

ACCURIDE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Successor	Predecessor
(In thousands)	Period from February 26 to March 31, 2010	Period from January 1 to February 26, 2010	Three Months Ended March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(53,028)	$50,802	$(31,055)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and impairment of property, plant and equipment	3,185	6,711	11,122
Amortization—deferred financing costs	—	694	886
Amortization—other intangible assets	960	821	1,231
Loss on extinguishment of debt	—	—	5,389
Reorganization items	—	(59,311)	—
Payments on reorganization items	(7,091)	(12,164)	—
Loss on disposal of assets	20	3	28
Provision for deferred income taxes	(158)	(1,560)	—
Non-cash stock-based compensation	—	—	95
Non-cash change in market valuation—convertible notes	50,601	—	—
Change in warrant liability	—	—	(2,328)
Paid-in-kind interest	875	1,769	1,371
Changes in certain assets and liabilities:
Receivables	(8,571)	(15,833)	8,950
Inventories and supplies	(1,629)	(5,736)	977
Prepaid expenses and other assets	(2,085)	1,051	(1,349)
Accounts payable	(10,617)	12,931	(20,046)
Accrued and other liabilities	5,864	(951)	(5,774)

Net cash used in operating activities	(21,674)	(20,773)	(30,503)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,809)	(1,457)	(4,714)
Other	65	(555)	79

Net cash used in investing activities	(1,744)	(2,012)	(4,635)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from postpetition senior credit facility	—	309,019	—
Payment of prepetition senior credit facility	—	(305,814)	—
Proceeds from convertible notes	—	140,000	—
Payment of debtor-in-possession borrowing	—	(25,000)	—
Payment of revolving credit facility	—	(71,659)	(53,000)
Credit facility amendment fees	—	—	(7,091)
Other	(66)	65	45

Net cash provided by (used in) financing activities	(66)	46,611	(60,046)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(23,484)	23,826	(95,184)
CASH AND CASH EQUIVALENTS—Beginning of period	80,347	56,521	123,676

CASH AND CASH EQUIVALENTS—End of period	$56,863	$80,347	$28,492

Supplemental cash flow information:
Cash paid for interest	$2,720	$9,393	$17,819
Cash paid (received) for income taxes	$(389)	$(826)	$1,266
Non-cash transactions:
Purchases of property, plant and equipment in accounts payable	$510	$—	$4,041
Issuance of warrants	$—	$6,618	$4,655

See notes to unaudited condensed consolidated financial statements.

ACCURIDE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Note 1—Summary of Significant Accounting Policies

        Basis of Presentation—The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, except that the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of Accuride Corporation ("Accuride" or the "Company"), all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the condensed consolidated financial statements have been included.

        The results of operations for the periods January 1, 2010 through February 26, 2010 for the Predecessor Company and February 26, 2010 through March 31, 2010 for the Successor Company are not necessarily indicative of the results to be expected for the year ending December 31, 2010. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited condensed consolidated financial statements and notes thereto disclosed in Accuride's Annual Report on Form 10-K for the year ended December 31, 2009.

        The allocations of fair value are based upon preliminary valuation information and other studies that have not yet been completed due to the timing of the emergence from Chapter 11 and the volume and complexity of the analysis required. It is anticipated that these studies will conclude during the second or third quarters of 2010.

        Chapter 11 Proceedings—On October 8, 2009, Accuride and its domestic subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware. Prior to filing for bankruptcy, we were in default under our prepetition senior credit facility and the indenture governing our prepetition senior subordinated notes due to our failure to comply with certain financial covenants in the prepetition senior credit facility and to make the $11.7 million interest payment due August 3, 2009 on our prepetition senior subordinated notes. Beginning in July 2009, we entered into a series of amendments and temporary waivers with our senior lenders and forbearances with our prepetition noteholders related to these defaults, which prevented acceleration of the indebtedness outstanding under these debt instruments and enabled us to negotiate a financial reorganization to be implemented through the bankruptcy process with these key constituents prior to our bankruptcy filing. On October 7, 2009, we entered into restructuring support agreements with the holders of approximately 57% of the principal amount of the loans outstanding under our prepetition senior credit facility and the holders of approximately 70% of the principal amount of our prepetition senior subordinated notes, pursuant to which the parties agreed to support a financial reorganization of Accuride and its domestic subsidiaries consistent with the terms set forth therein.

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

ACCURIDE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Note 1—Summary of Significant Accounting Policies (Continued)

During the pendency of the bankruptcy, we operated our business as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.

Financial Statement Presentation

        We have prepared the accompanying consolidated financial statements in accordance with Accounting Standards Codification ("ASC") 852. ASC 852 requires that the financial statements for the periods subsequent to a Chapter 11 filing separate transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, all transactions (including, but not limited to, all professional fees, realized gains and losses and provisions for losses) directly associated with the reorganization of the business are reported separately in the financial statements as reorganization items, net. The Predecessor Company recognized the following reorganization income (expense) in our financial statements:

Predecessor
(In thousands)	Period from January 1 to February 26, 2010
Debt discharge—Senior subordinate notes and interest	$242,436
Market valuation of $140 million Convertible Notes	(144,732)
Professional fees	(25,030)
Market valuation of warrants issued	(6,618)
Deferred financing fees	(3,847)
Term facility discount	(2,974)
Other	76

Total	$59,311

Fresh-Start Reporting

        Upon our emergence from Chapter 11 bankruptcy proceedings, we adopted fresh-start accounting in accordance with the provisions of ASC 852 Reorganizations ("ASC 852"), pursuant to which the midpoint of the range of our reorganization value was allocated to our assets and liabilities in conformity with the procedures specified by ASC 805, "Business Combinations."

        The following fresh-start balance sheet illustrates the financial effects on the Company of the implementation of the Plan of Reorganization and the adoption of fresh-start reporting. This fresh-start balance sheet reflects the effect of the consummation of the transactions contemplated in the Plan of Reorganization, including issuance of new indebtedness and repayment and settlement of old indebtedness.

ACCURIDE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Note 1—Summary of Significant Accounting Policies (Continued)

        As a result of the adoption of fresh-start reporting, our consolidated statements of financial position and consolidated statements of operations subsequent to February 26, 2010, will not be comparable in many respects to our consolidated statements of financial position and consolidated statements of operations prior to February 26, 2010. References to "Successor Company" refer to Accuride after February 26, 2010, after giving effect to the application of fresh-start reporting. References to "Predecessor Company" refer to Accuride prior to February 26, 2010.

        The allocations of fair value are based upon preliminary valuation information and other studies that have not yet been completed due to the timing of the emergence from Chapter 11 and the volume and complexity of the analysis required. It is anticipated that these studies will conclude during the second or third quarters of 2010. Due to the status of the allocation of enterprise value of the Company, the revaluation of our assets and liabilities is subject to change from the presentation below.

ACCURIDE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Note 1—Summary of Significant Accounting Policies (Continued)

        The preliminary effects of the Plan of Reorganization and fresh-start reporting on the Company's consolidated balance sheet are as follows:

	Fresh-Start Adjustments
(in thousands)	Predecessor	Debt Discharge and Issuance(a)	Reinstatement of Liabilities(b)	Revaluation of Assets and Liabilities(c)	Successor
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$34,880	$45,467	$—	—	$80,347
Customer receivables, net	73,636	—	—	—	73,636
Other receivables	8,498	—	—	—	8,498
Inventories	56,639	—	—	3,028	59,667
Deferred income taxes	4,371	—	—	(1,836)	2,535
Income tax receivable	720	—	—	—	720
Prepaid expenses and other current assets	20,518	—	—	(16,439)	4,079

Total current assets	199,262	45,467	—	(15,247)	229,482
PROPERTY, PLANT AND EQUIPMENT, net	224,270	—	—	(27,531)	196,739
Goodwill	127,474	—	—	63,940	191,414
Other intangible assets, net	88,409	—	—	157,391	245,800
Deferred financing fees, net	3,847	(3,847)	—	—	—
Other	22,221	66	—	2,600	24,887

TOTAL	$665,483	$41,686	$—	$181,153	$888,322

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES
Accounts Payable	$57,074	$—	$7,978	—	65,052
Accrued payroll and compensation	18,058	—	—	—	18,058
Accrued interest payable	242	—	—	—	242
Debt	399,500	(399,500)	—	—	—
Accrued and other liabilities	27,044	(1,012)	346	—	26,378

Total current liabilities	501,918	(400,512)	8,324	—	109,730
LONG-TERM DEBT	—	593,751	—	—	593,751
DEFERRED INCOME TAXES	14,274	—	—	2,841	17,115
NON-CURRENT INCOME TAXES PAYABLE	7,914	—	—	—	7,914
OTHER POSTRETIREMENT BENEFIT PLAN LIABILITY	61,037	—	—	—	61,037
PENSION BENEFIT PLAN LIABILITY	35,915	—	—	—	35,915
OTHER LIABILITIES	4,108	6,542	2,814	—	13,464
LIABILITIES SUBJECT TO COMPROMISE	302,114	(290,976)	(11,138)	—	—
STOCKHOLDERS' EQUITY (DEFICIENCY):
Common stock and Additional Paid-in-Capital	268,590	48,540	—	(267,734)	49,396
Treasury stock	(751)	—	—	751	—
Accumulated other comprehensive loss	(48,376)	—	—	48,376	—
Retained earnings (deficiency)	(481,260)	84,341	—	396,919	—

Total stockholders' equity (deficiency)	(261,797)	132,881	—	178,312	49,396

TOTAL	$665,483	$41,686	$—	$181,153	$888,322

(a)
Included in the debt discharge and issuance is the receipt of the $140 million aggregate convertible notes, which was used to pay off the last-out term facility of $71.1 million and DIP facility of $25.0 million. The net gain

ACCURIDE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Note 1—Summary of Significant Accounting Policies (Continued)

  recognized is a result of the discharge of our prepetition senior subordinated notes of $275.0 million along with interest of $16.0 million being partially offset by the issuance of new convertible notes and the corresponding equity received from the Plan of Reorganization.

(b)
The liabilities subject to compromise other than debt were reinstated to the appropriate liability classification as part of the Plan of Reorganization.

(c)
The allocations of fair value are based upon preliminary valuation information and other studies that have not yet been completed due to the timing of the emergence from Chapter 11 and the volume and complexity of the analysis required. It is anticipated that these studies will conclude during the second or third quarters of 2010. Due to the status of the allocation of enterprise value of the Company, the revaluation of our assets and liabilities is subject to change from the presentation above. Also included in this column is the adoption of the new accounting policy for supplies.

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

  •
  7.5% Senior Convertible Notes—We issued $140 million aggregate principal amount of 7.5% Senior Convertible Notes due 2020, which we refer to as the convertible notes, pursuant to a rights offering. The first six interest payments on the convertible notes will be paid-in-kind ("PIK") interest. Thereafter, beginning on August 26, 2013, interest on the convertible notes will be paid in cash. As of the Effective Date, the initial $140 million principal amount of convertible notes was convertible into 186,666,662 shares of our Common Stock.

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

        Under the Plan of Reorganization, our prepetition common stock, all other equity interests in Accuride, our prepetition senior subordinated notes and the indenture governing our prepetition senior subordinated notes were cancelled. The holders of these securities received the distributions described above. All amounts outstanding under the DIP credit facility were also paid in full on the Effective Date and the DIP credit facility was terminated in accordance with its terms.

        Additionally, pursuant to the Plan of Reorganization, we amended and restated our Certificate of Incorporation and our Bylaws to, among other things, reduce the size of our Board of Directors to

ACCURIDE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Note 1—Summary of Significant Accounting Policies (Continued)

seven directors. As of the Effective Date, affiliates of certain Directors held approximately $14.0 million of our convertible notes, 25.9 million shares of our common stock, and 2.0 million warrants.

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

        Derivative Financial Instruments—We use derivative financial instruments as part of our overall risk management strategy as further described under Item 7A of our 2009 Annual Report on Form 10-K. The derivative instruments used from time to time include interest rate and foreign exchange instruments. As of March 31, 2010, there were no derivatives that were designated as hedges for financial reporting purposes.

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

        Gains and losses included as a component of interest expense for the three months ended March 31, 2009, included a realized loss of $848 and an unrealized gain of $808.

        Foreign Exchange Instruments—We use foreign currency forward contracts and option contracts to limit foreign exchange risk on anticipated but not yet committed transactions expected to be denominated in Canadian dollars. At March 31, 2010, we had no open foreign exchange forward contracts.

        Gains and losses included as a component of other income (expense) for the three months ended March 31, 2009, included a realized gain of $207 and an unrealized loss of $439.

        Commodity Price Instruments—We use commodity price swap contracts to limit exposure to changes in certain raw material prices. Commodity price instruments, which do not meet the normal purchase exception, are not designated as hedges for financial reporting purposes and, accordingly, are carried in the financial statements at fair value, with realized and unrealized gains and losses reflected in current period earnings as a component of "Cost of goods sold." At March 31, 2010, we had no open commodity price swaps or futures contracts.

ACCURIDE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Note 1—Summary of Significant Accounting Policies (Continued)

        Earnings Per Common Share—Basic and diluted earnings per common share were computed as follows:

	Successor	Predecessor
(In thousands except per share data)	Period from February 26 to March 31, 2010	Period from January 1 to February 26, 2010	Three Months Ended March 31, 2009
Numerator:
Net income (loss)	$(53,028)	$50,802	$(31,055)
Denominator:
Weighted average shares outstanding—Basic	126,295	45,572	36,169
Effect of dilutive share-based awards	—	—	—
Weighted average shares outstanding—Diluted	126,295	45,572	36,169
Basic income (loss) per common share	$(0.42)	$1.07	$(0.86)
Diluted income (loss) per common share	$(0.42)	$1.07	$(0.86)

        As of March 31, 2010, there were warrants exercisable for 22,058,824 shares that were not included in the computation of diluted earnings per share because the effect would be anti-dilutive. As of March 31, 2009, there were 545,461 stock options, 796,151 stock appreciation rights, and a warrant exercisable for 12,249,529 shares that were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.

        Stock-Based Compensation—Compensation expense for share-based compensation programs of $0.1 million was recognized in the three months ended March 31, 2009. As of March 31, 2010, there were no unvested awards.

        Income Tax—Under Accounting Principles Board Opinion No. 28, Interim Financial Reporting, we compute on a quarterly basis an estimated annual effective tax rate considering ordinary income and related income tax expense. Ordinary income refers to income (loss) before income tax expense excluding significant, unusual, or infrequently occurring items. The tax effect of an unusual or infrequently occurring item is recorded in the interim period in which it occurs. To the extent the Company cannot reliably estimate annual projected taxes for a taxing jurisdiction, taxes on ordinary income for such a jurisdiction are reported in the period in which they are incurred, which is the case for our domestic tax jurisdictions. Other items included in income tax expense in the periods in which they occur include the cumulative effect of changes in tax laws or rates, foreign exchange gains and losses, adjustments to uncertain tax positions, and adjustments to our valuation allowance due to changes in judgment in the realizability of deferred tax assets in future years.

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

ACCURIDE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

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

        ASC 810—In June 2009, the FASB finalized SFAS No. 167, Amending FASB interpretation No. 46(R), which was later superseded by the FASB Codification and included in ASC topic 810. The provisions of ASC 810 provide guidance in determining whether an enterprise has a controlling financial interest in a variable interest entity. This determination identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of a variable interest entity that most significantly impacts the entity's economic performance, and the obligation to absorb losses or the right to receive benefits of the entity that could potentially be significant to the variable interest entity. This pronouncement also requires ongoing reassessments of whether an enterprise is the primary beneficiary and eliminates the quantitative approach previously required for determining the primary beneficiary. New provisions of this pronouncement are effective January 1, 2010. The adoption of ASC 810 did not have a material impact on our consolidated financial statements.

New Accounting Pronouncements

        In January 2010, the FASB issued ASU 2010-6, "Improving Disclosures about Fair Value Measurements," which requires interim disclosures regarding significant transfers in and out of Level 1 and Level 2 fair value measurements. Additionally, this ASU requires disclosure for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements. These disclosures are required for fair value measurements that fall in either Level 2 or Level 3. Further, the ASU requires separate presentation of Level 3 activity for the fair value measurements. We adopted the interim disclosure requirements under this standard during the quarter ended March 31, 2010, with the exception of the separate presentation in the Level 3 activity rollforward, which is not effective until fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.

ACCURIDE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Note 2—Operational Restructuring

        Prior to 2010, in response to the slow commercial vehicle market and the decline of sales, management undertook a review of current operations that led to a comprehensive restructuring plan. During that time, we approved a restructuring plan to more appropriately align our workforce in response to the relatively slow commercial vehicle market. Included were actions that were focused on the consolidation of several of our facilities.

        Restructuring costs are shown below by reportable segment of the Predecessor Company:

	January 1, 2010 through February 26, 2010	Three Months Ended March 31, 2009
Wheels
Employee severance costs	$—	$643
Components
Employee severance costs	186	42
Corporate
Employee severance costs	—	311

Total	$186	$996

        Of the $1.0 million restructuring expenses recognized in the three months ended March 31, 2009, $0.7 million was recorded in cost of goods sold and the remaining $0.3 million was recorded in selling, general and administrative operating expenses. The $0.2 million restructuring expenses recognized in the period January 1, 2010 through February 26, 2010 was recorded in cost of goods sold.

        The following is a reconciliation of the beginning and ending restructuring reserve balances for the periods ended December 31, 2009 and March 31, 2010:

	Employee Severance Costs	Lease and Other Contractual Costs	Total
Balance January 1, 2009	$4,281	$—	$4,281
Costs incurred and charged to operating expenses	1,037	—	1,037
Costs incurred and charged to cost of goods sold	788	3,360	4,148
Adjustments(1)	—	59	59
Costs paid or otherwise settled	(5,420)	(259)	(5,679)

Balance at December 31, 2009	$686	$3,160	$3,846
Costs incurred and charged to operating expenses	—	—	—
Costs incurred and charged to cost of goods sold	186	—	186
Adjustments(1)	—	9	9
Costs paid or otherwise settled	(293)	—	(293)

Balance at March 31, 2010	$579	$3,169	$3,748

(1)
Represents accretion of interest on discounted restructuring liabilities.

        The remaining accrued liabilities will be paid in 2010.

ACCURIDE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Note 3—Inventories

        Inventories are stated at the lower of cost or market. We review inventory on hand and write down excess and obsolete inventory based on our assessment of future demand and historical experience. The components of inventory on a FIFO basis are as follows:

	Successor	Predecessor
	March 31, 2010	December 31, 2009
Raw materials	$18,512	$14,432
Work in process	18,491	15,566
Finished manufactured goods	24,365	20,744

Total inventories, net	$61,368	$50,742

Note 4—Goodwill and Other Intangible Assets

        Goodwill and any indefinite-lived intangible assets are assessed for impairment annually or more frequently if circumstances indicate impairment may have occurred. The analysis of potential impairment of goodwill requires a two-step approach. The first step is the estimation of fair value of each reporting unit. If step one indicates that impairment potentially exists, the second step is performed to measure the amount of impairment, if any. Goodwill impairment exists when the implied fair value of goodwill is less than its carrying value.

        The preliminary allocations of fair value to our reportable segments are based upon preliminary valuation information and other studies that have not yet been completed due to the timing of the emergence from Chapter 11 and the volume and complexity of the analysis required. It is anticipated that these studies will conclude during the second or third quarters of 2010. Due to the status of the allocation of enterprise value of the Company to our reportable segments, the carrying amount of goodwill as of March 31, 2010 by reportable segment is preliminary, as follows:

	Wheels	Components	Other	Corporate	Total
Balance as of March 31, 2010	$124,381	$76,563	$4,415	$—	$191,414

        The preliminary value for intangible assets for the Successor Company includes $40,900 of technology which will be amortized over 15 years, $170,900 of customer relationships which will be amortized over 20 years, $191,414 of goodwill, not deductible for income tax purposes, and $34,000 of trade names that are not subject to amortization.

        The changes in the carrying amount of other intangible assets for the period January 1, 2010 through February 26, 2010 by reportable segment for the Predecessor Company, are as follows:

	Components	Other	Corporate	Total
Balance as of December 31, 2009	$83,045	$5,812	$373	$89,230
Amortization	(726)	(64)	(31)	(821)

Balance as of February 26, 2010	$82,319	$5,748	$342	$88,409

ACCURIDE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Note 4—Goodwill and Other Intangible Assets (Continued)

        The changes in the carrying amount of other intangible assets for the period ended March 31, 2010 by reportable segment for the Successor Company, are as follows:

	Wheels	Components	Other	Total
Balance as of February 26, 2010	$127,800	$81,100	$36,900	$245,800
Amortization	(495)	(310)	(155)	(960)

Balance as of March 31, 2010	$127,305	$80,790	$36,745	$244,840

        The summary of goodwill and other intangible assets is as follows:

		Successor			Predecessor
		As of March 31, 2010			As of December 31, 2009
	Weighted Average Useful Lives
		Gross Amount	Accumulated Amortization	Carrying Amount	Gross Amount	Accumulated Amortization & Impairment	Carrying Amount
Goodwill	—	$191,414	$—	$191,414	$378,804	$251,330	$127,474

Other intangible assets:
Non-compete agreements	3.0	$—	$—	$—	$3,160	$2,787	$373
Trade names	—	34,000	—	34,000	38,080	30,980	7,100
Technology	15.0	40,900	228	40,672	33,540	11,279	22,261
Customer relationships	20.0	170,900	732	170,168	71,500	12,004	59,496

	19.0	$245,800	$960	$244,840	$146,280	$57,050	$89,230

        We estimate that aggregate intangible asset amortization expense for the Successor Company will be $9,395 in 2010 and $11,272 in each year beginning 2011 through 2014.

Note 5—Comprehensive loss

        Comprehensive loss for the period is summarized as follows:

	Successor	Predecessor
(In thousands)	Period from February 26 to March 31, 2010	Period from January 1 to February 26, 2010	Three Months Ended March 31, 2009
Net income (loss)	$(53,028)	$50,802	$(31,055)
Other comprehensive loss (net of tax):
Foreign currency translation impact on pension liabilities adjustment	—	—	519

Total comprehensive loss	$(53,028)	$50,802	$(30,536)

        Included in accumulated other comprehensive loss is the impact of pension liability fluctuations in the Canadian dollar to U.S. dollar exchange rate related to our Canadian pension plans.

ACCURIDE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Note 6—Pension and Other Postretirement Benefit Plans

        Components of net periodic benefit cost for the periods ended:

	Pension Benefits			Other Benefits
	Successor	Predecessor		Successor	Predecessor
	Period from February 26 to March 31, 2010	Period from January 1 to February 26, 2010	Three Months Ended March 31, 2009	Period from February 26 to March 31, 2010	Period from January 1 to February 26, 2010	Three Months Ended March 31, 2009
Service cost-benefits earned during the period	$135	$269	$372	$31	$61	$76
Interest cost on projected benefit obligation	995	1,989	2,821	321	642	905
Expected return on plan assets	(1,123)	(2,245)	(2,945)	—	—	—
Amortization of net transition (asset) obligation	1	2	3	—	—	—
Amortization of prior service (credit) cost	26	53	82	(131)	(261)	(393)
Amortization of (gain)/loss	301	603	532	—	—	(129)

Total benefits cost charged to income	$335	$671	$865	$221	$442	$459

        From January 1, 2010 to February 26, 2010 and during the period from February 26, 2010 to March 31, 2010, contributions of $0.9 million and $1.0 million have been made to our sponsored pension plans, respectively. We presently anticipate contributing an additional $8.5 million to fund our pension plans during 2010.

Note 7—Commitments and Contingencies

        We are from time to time involved in various legal proceedings of a character normally incident to our business. We do not believe that the outcome of these proceedings will have a material adverse effect on our consolidated financial condition or results of our operations.

        As of March 31, 2010, we had an environmental reserve of approximately $1.5 million, related primarily to our foundry operations. This reserve is based on current cost estimates and does not reduce estimated expenditures to net present value, but does take into account the benefit of a contractual indemnity given to us by a prior owner of our wheel-end subsidiary. The failure of the indemnitor to fulfill its obligations could result in future costs that may be material. Any cash expenditures required by us or our subsidiaries to comply with applicable environmental laws and/or to pay for any remediation efforts will not be reduced or otherwise affected by the existence of the environmental reserve. We currently anticipate spending approximately $0.2 million per year in 2010 through 2013 for monitoring the various environmental sites associated with the environmental reserve, including attorney and consultant costs for strategic planning and negotiations with regulators and other potentially responsible parties, and payment of remedial investigation costs. Based on all of the information presently available to us, we believe that our environmental reserves will be adequate to

ACCURIDE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Note 7—Commitments and Contingencies (Continued)

cover the future costs related to the sites associated with the environmental reserves and that any additional costs will not have a material adverse effect on our financial condition, results of operations or cash flows. However, the discovery of additional sites, the modification of existing or the promulgation of new laws or regulations, more vigorous enforcement by regulators, the imposition of joint and several liability under CERCLA or analogous state laws or other unanticipated events could result in a material adverse effect.

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

        As of March 31, 2010, we had approximately 2,620 employees, of which 624 were salaried employees with the remainder paid hourly. Unions represent approximately 1,450 of our employees, which is approximately 55% of our total employees. We have collective bargaining agreements with several unions, including (1) the United Auto Workers, (2) the International Brotherhood of Teamsters, (3) the United Steelworkers, (4) the International Association of Machinists and Aerospace Workers, (5) the National Automobile, Aerospace, Transportation, and General Workers Union of Canada and (6) El Sindicato Industrial de Trabajadores de Nuevo Leon.

        Each of our unionized facilities has a separate contract with the union that represents the workers employed at such facility. The union contracts expire at various times over the next few years with the exception of our union contract that covers the hourly employees at our Monterrey, Mexico, facility, which expires on an annual basis in January unless otherwise renewed. The 2010 negotiations in Monterrey and Elkhart have been completed. During the remainder of 2010, we have contracts expiring at our Erie and Rockford facilities. We do not anticipate that the outcome of the 2010 negotiations will have a material adverse effect on our operating performance or cost.

Note 8—Financial Instruments

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

ACCURIDE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Note 8—Financial Instruments (Continued)

        The carrying amounts of cash and cash equivalents, trade receivables, and accounts payable approximate fair value because of the relatively short maturity of these instruments. The fair value of debt at December 31, 2009 and March 31, 2010 was $400.9 million and $646.6 million, respectively.

		Fair Value
	Carrying Amount
		Level 1	Level 2	Level 3
As of March 31, 2010
Liabilities
Postpetition common stock warrants	$6,818			$6,818
Conversion option within our convertible notes	221,590			221,590

        Inputs that factor into the valuations for our warrants include the strike price of the warrants ($2.10 per common share), the market price of our common stock per share, dividend yield, volatility, risk-free rate, and the contractual term, which is two years from issuance. Inputs that factor into the market-based valuation model for the conversion option within our convertible notes include the market price of our common stock per share, volatility, the risk-free rate, and credit spread.

        The following table summarizes changes in fair value of our Level 3 assets and (liabilities) for the periods ended December 31, 2009, February 26, 2010, and March 31, 2010:

	Marketable Securities	Prepetition Common Stock Warrants	Postpetition Common Stock Warrants	Conversion Option within our Convertible Notes
Balance at January 1, 2009	$5,000	—	—	—
Purchase (issuance) of securities	—	$(4,655)	—	—
Unrealized gain (loss) recognized	—	594	—	—
Realized loss	(1,100)	—	—	—
Net settlements	(3,900)	3,985	—	—

Balance at December 31, 2009	$—	$(76)	—	—
Net settlements	—	76	—	—
Issuance of securities	—	—	$6,818	$170,989

Balance at February 26, 2010	$—	$—	$6,818	$170,989
Unrealized loss	—	—	—	50,601

Balance at March 31, 2010	$—	$—	$6,818	$221,590

Note 9—Segment Reporting

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

ACCURIDE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Note 9—Segment Reporting (Continued)

        The allocations of fair value to our reportable segments are based upon preliminary valuation information and other studies that have not yet been completed due to the timing of the emergence from Chapter 11 and the volume and complexity of the analysis required. It is anticipated that these studies will conclude during the second or third quarters of 2010. Due to the impact that this study has on our reportable segments, the information in the table below should be considered preliminary.

	Successor	Predecessor
	Period from February 26 to March 31, 2010	Period from January 1 to February 26, 2010	Three Months Ended March 31, 2009
Net sales:
Wheels	$23,761	$38,379	$56,885
Components	35,154	57,233	74,056
Other	5,999	8,447	12,635

Consolidated total	$64,914	$104,059	$143,576

Income (loss) from Operations:
Wheels	$1,375	2,663	$5,488
Components	1,311	(2,250)	(12,216)
Other	743	1,662	2,640
Corporate	(2,195)	(5,188)	(8,096)

Consolidated total	$1,234	$(3,113)	$(12,184)

	As of
	March 31, 2010	December 31, 2009
Total assets:
Wheels	$418,239	$265,977
Components	301,360	230,618
Other	82,203	29,997
Corporate	72,009	145,078

Consolidated total	$873,811	$671,670

ACCURIDE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Note 10—Debt

        Debt at March 31, 2010, and December 31, 2009, consisted of the following:

	Successor	Predecessor
	March 31, 2010	December 31, 2009
	Debt	Subject to Compromise	Debt
Term Facility—Non-related Parties	$309,019	$—	$224,560
Term Facility—Related Party Last-Out Loans	—	—	79,486
Senior Subordinated Notes	—	275,000	—
Convertible Notes, at fair value	336,208
Revolving Credit Facility	—	—	71,659
Term Facility Discount	—	—	(3,233)
Debtors-In-Possession ("DIP") Debt	—	—	25,000

Total	$645,227	$275,000	$397,472

        Pursuant to the Plan of Reorganization, as of the Effective Date, our new capital structure consists of the following:

  •
  Postpetition Senior Credit Facility—Our prepetition senior credit facility was amended and restated to provide for a senior credit facility of approximately $311.2 million. The interest rate for all loans will be, at our option, LIBOR + 6.75% (with a LIBOR floor of 3.00%) or Base Rate + 5.75% (with a Base Rate floor of 4.00%). The maturity for all loans and reimbursements of draws under the letters of credit is June 30, 2013. As part of the amendment, the financial covenants in the prepetition senior credit facility were replaced with minimum liquidity and minimum EBITDA covenants and a maximum capital expenditure covenant. The postpetition senior credit facility is secured by, among other things, a lien on substantially all of our U.S. and Canadian properties, assets and domestic subsidiaries and a pledge of 65% of the stock of our foreign subsidiaries.

    All Last-Out-Loans under our prepetition senior credit facility were paid on the Effective Date.

  •
  7.5% Senior Convertible Notes—We issued $140 million aggregate principal amount of 7.5% senior convertible notes due February 2020 pursuant to a rights offering (the "convertible notes"). The first six interest payments on the convertible notes will be paid-in-kind ("PIK") interest. Thereafter, beginning on August 26, 2013, interest on the convertible notes will be paid in cash. The $140 million principal amount of convertible notes is convertible into 60% of our outstanding Common Stock (as defined below), on a diluted basis as provided for in the Plan of Reorganization.

    The convertible notes are convertible into common stock at an initial conversion rate of 1333.3333 per $1,000 principal amount of notes (equivalent to an initial conversion price of $0.75 per share of common stock). The convertible notes are redeemable by the Company subject to the terms of the indenture agreement.

ACCURIDE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Note 10—Debt (Continued)

    The embedded conversion option is bifurcated and accounted for separately from the convertible debt. The conversion option is recorded at fair value and presented with convertible debt on the consolidated balance sheet. Each period, the conversion option will be recorded at fair value with the corresponding non-cash gain or loss recognized in our consolidated statements of operations as a component of other income (expense). The change in fair value from February 26, 2010 to March 31, 2010 was $50.6 million.

  •
  Common Stock and Warrants—We issued the following equity securities: (i) 98,000,000 shares of common stock, par value $0.01 per share (the "Common Stock"), to holders of our prepetition senior subordinated notes, on a pro rata basis (ii) 25 million shares of Common Stock to the parties backstopping the rights offering of Convertible Notes as payment of their backstop fee, (iii) 2,000,000 shares of Common Stock to holders of our prepetition common stock on a pro rata basis, (iv) warrants to purchase 22,058,824 shares of Common Stock (the "Warrants") to holders of our prepetition common stock on a pro rata basis and (v) 1,294,882 shares of Common Stock, net of shares withheld for tax purposes, under our Key Executive Incentive Plan. The Warrants are exercisable at an exercise price of $2.10 per share for a period beginning on the Effective Date and ending on the second anniversary of the Effective Date.

    In accordance with applicable accounting guidance, the warrants were recorded as a liability at fair value on the Effective Date. Each period, the warrants will be recorded at fair value with the corresponding non-cash gain or loss recognized in our consolidated statements of operations as a component of other income (expense).

        Also under the Plan of Reorganization, our prepetition common stock, all other equity interests in Accuride, our prepetition senior subordinated notes and the indenture governing our prepetition senior subordinated notes (other than for the purposes of allowing holders of the notes to receive distributions under the Plan of Reorganization and allowing the trustees to exercise certain rights) were cancelled. The holders of these securities received the distributions described above pursuant to the Plan of Reorganization. All amounts outstanding under the DIP credit facility that we had entered into to provide financing during the pendency of our bankruptcy were also paid on the Effective Date and the DIP credit facility was terminated in accordance with its terms.

ACCURIDE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Note 11—Guarantor and Non-guarantor Financial Statements

        Our senior credit facility is secured by, among other things, a lien on substantially all of our U.S. and Canadian properties, assets and domestic subsidiaries ("Guarantor Subsidiaries") and a pledge of 65% of the stock of our foreign subsidiaries. Our convertible notes are fully and unconditionally guaranteed, on a joint and several basis, by substantially all of our 100% owned domestic subsidiaries ("Guarantor Subsidiaries"). The non-guarantor subsidiaries are our foreign subsidiaries. The following condensed financial information illustrates the composition of the combined Guarantor Subsidiaries:

CONDENSED CONSOLIDATED BALANCE SHEET

	March 31, 2010
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
ASSETS
Cash and cash equivalents	$61,609	$(7,841)	$3,095	—	$56,863
Accounts receivable, net	33,952	48,912	7,841	$—	90,705
Inventories	18,492	39,000	3,889	(13)	61,368
Other current assets	1,792	2,412	26,289	(22,000)	8,493

Total current assets	115,845	82,483	41,114	(22,013)	217,429
Property, plant, and equipment, net	28,452	133,122	32,878	—	194,452
Goodwill	73,696	94,938	22,780	—	191,414
Intangible assets, net	127,305	117,535	—	—	244,840
Investments in and advances to subsidiaries and affiliates	494,427	—	—	(494,427)	—
Other non-current assets	13,916	2,514	9,246	—	25,676

TOTAL	$853,641	$430,592	$106,018	$(516,440)	$873,811

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$15,937	$32,411	$5,196	—	$53,544
Accrued payroll and compensation	2,543	8,592	5,681	—	16,816
Accrued interest payable	1,003	—	6	—	1,009
Accrued and other liabilities	27,068	417,189	56,714	$(474,601)	26,370

Total current liabilities	46,551	458,192	67,597	(474,601)	97,739
Long term debt	623,227	—	22,000	—	645,227
Deferred and non-current income taxes	160,131	(136,292)	778	—	24,617
Other non-current liabilities	27,364	68,807	13,689	—	109,860
Stockholders' equity (deficiency)	(3,632)	39,885	1,954	(41,839)	(3,632)

TOTAL	$853,641	$430,592	$106,018	$(516,440)	$873,811

ACCURIDE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Note 11—Guarantor and Non-guarantor Financial Statements (Continued)

	December 31, 2009
(in thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
ASSETS
Cash and cash equivalents	$53,505	$(1,871)	$4,887	—	$56,521
Accounts receivable, net	26,145	185,953	5,831	$(151,628)	66,301
Inventories	14,870	33,963	2,091	(182)	50,742
Other current assets	6,603	12,675	26,346	(20,051)	25,573

Total current assets	101,123	230,720	39,155	(171,861)	199,137
Property, plant, and equipment, net	34,672	154,173	40,682	—	229,527
Goodwill	66,973	52,460	8,041	—	127,474
Intangible assets, net	373	88,857	—	—	89,230
Investments in and advances to subsidiaries and affiliates	271,863	—	—	(271,863)	—
Other non-current assets	17,104	1,341	7,857	—	26,302

TOTAL	$492,108	$527,551	$95,735	$(443,724)	$671,670

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$5,289	$22,206	$3,782	—	31,277
Debt	375,472	—	22,000	$—	397,472
Accrued payroll and compensation	3,006	5,885	5,427	—	14,318
Accrued interest payable	3,067	—	504	—	3,571
Accrued and other liabilities	8,297	277,845	1,977	(260,472)	27,647

Total current liabilities	395,131	305,936	33,690	(260,472)	474,285
Deferred and non-current income taxes	10,810	10,347	1,031	—	22,188
Other non-current liabilities	18,465	69,442	13,442	—	101,349
Liabilities subject to compromise	295,968	6,146	—	—	302,114
Stockholders' equity (deficiency)	(228,266)	135,680	47,572	(183,252)	(228,266)

TOTAL	$492,108	$527,551	$95,735	$(443,724)	$671,670

ACCURIDE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Note 11—Guarantor and Non-guarantor Financial Statements (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor
	Period from February 26 to March 31, 2010
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$30,881	$35,815	$10,147	$(11,929)	$64,914
Cost of goods sold	32,367	30,630	8,246	(11,929)	59,314

Gross profit (loss)	(1,486)	5,185	1,901	—	5,600
Operating expenses	3,049	1,286	31	—	4,366

Income (loss) from operations	(4,535)	3,899	1,870	—	1,234
Other income (expense):
Interest expense, net	(3,140)	(11)	(342)	—	(3,493)
Equity in earnings (losses) of subsidiaries	5,909	—	—	(5,909)	—
Other income (expense), net	(51,420)	67	426	—	(50,927)

Income (loss) before and income taxes	(53,186)	3,955	1,954	(5,909)	(53,186)
Income tax benefit	(158)	—	—	—	(158)

Net income (loss)	$(53,028)	$3,955	$1,954	$(5,909)	$(53,028)

	Predecessor
	Period from January 1 to February 26, 2010
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$47,897	$56,971	$14,011	$(14,820)	$104,059
Cost of goods sold	45,553	54,526	14,318	(14,820)	99,577

Gross profit (loss)	2,344	2,445	(307)	—	4,482
Operating expenses	5,327	2,216	52	—	7,595

Income (loss) from operations	(2,983)	229	(359)	—	(3,113)
Other income (expense):
Interest expense, net	(6,804)	(21)	(671)	—	(7,496)
Equity in earnings (losses) of subsidiaries	(826)	—	—	826	—
Other income (expense), net	547	49	(30)	—	566

Income (loss) before reorganization items and income taxes	(10,066)	257	(1,060)	826	(10,043)
Reorganization items	(59,334)	21	2	—	(59,311)
Income tax benefit	(1,534)	—	—	—	(1,534)

Net income (loss)	$50,802	$236	$(1,062)	$826	$50,802

ACCURIDE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Note 11—Guarantor and Non-guarantor Financial Statements (Continued)

	Predecessor
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

ACCURIDE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Note 11—Guarantor and Non-guarantor Financial Statements (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor
	Period from February 26 to March 31, 2010
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(53,028)	$3,955	$1,954	$(5,909)	$(53,028)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	545	2,198	442	—	3,185
Amortization—other intangible assets	495	465	—	—	960
Loss on disposal of assets	2	18	—	—	20
Deferred income taxes	(158)	—	—	—	(158)
Payments on reorganization items	(7,091)	—	—	—	(7,091)
Paid-in-kind interest	875	—	—	—	875
Equity in earnings of subsidiaries and affiliates	(5,909)	—	—	5,909	—
Non-cash change in market valuation—convertible notes	50,601	—	—	—	50,601
Change in other operating items	(4,521)	(9,606)	(2,911)	—	(17,038)

Net cash used in operating activities	(18,189)	(2,970)	(515)	—	(21,674)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(1,107)	(672)	(30)	—	(1,809)
Other	—	65	—	—	65

Net cash used in investing activities	(1,107)	(607)	(30)	—	(1,744)

CASH FLOWS FROM FINANCING ACTIVITIES:
Other	(66)	—	—	—	(66)

Net cash used in financing activities	(66)	—	—	—	(66)

Decrease in cash and cash equivalents	(19,362)	(3,577)	(545)	—	(23,484)
Cash and cash equivalents, beginning of period	80,971	(4,264)	3,640	—	80,347

Cash and cash equivalents, end of period	$61,609	$(7,841)	$3,095	$—	$56,863

ACCURIDE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Note 11—Guarantor and Non-guarantor Financial Statements (Continued)

	Predecessor
	Period from January 1 to February 26, 2010
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$50,802	$236	$(1,062)	$826	$50,802
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,205	4,527	979	—	6,711
Amortization—deferred financing costs	690	—	4	—	694
Amortization—other intangible assets	31	790	—	—	821
Reorganization items	(59,334)	21	2	—	(59,311)
Payments on reorganization items	(12,164)	—	—	—	(12,164)
Paid-in-kind interest	1,769	—	—	—	1,769
Loss (gain) on disposal of assets	2	1	—	—	3
Equity in earnings of subsidiaries and affiliates	826	—	—	(826)	—
Deferred income taxes	(1,560)	—	—	—	(1,560)
Change in other operating items	(752)	(6,636)	(1,150)	—	(8,538)

Net cash used in operating activities	(18,485)	(1,061)	(1,227)	—	(20,773)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(60)	(1,377)	(20)	—	(1,457)
Other	(600)	45	—	—	(555)

Net cash used in investing activities	(660)	(1,332)	(20)	—	(2,012)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from debt issuance	46,611	—	—	—	46,611

Net cash provided by financing activities	46,611	—	—	—	46,611

Increase (decrease) in cash and cash equivalents	27,466	(2,393)	(1,247)	—	23,826
Cash and cash equivalents, beginning of year	53,505	(1,871)	4,887	—	56,521

Cash and cash equivalents, end of period	$80,971	$(4,264)	$3,640	$—	$80,347

ACCURIDE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Note 11—Guarantor and Non-guarantor Financial Statements (Continued)

	Predecessor
	Three Months Ended March 31, 2009
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(31,055)	$(12,271)	$2,414	$9,857	$(31,055)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,922	7,791	1,409	—	11,122
Amortization—deferred financing costs	880	—	6	—	886
Amortization—other intangible assets	47	1,184	—	—	1,231
Loss on extinguishment of debt	5,389	—	—	—	5,389
Gain on warrant valuation	(2,328)	—	—	—	(2,328)
Paid-in-kind interest	1,371	—	—	—	1,371
Loss (gain) on disposal of assets	(48)	16	60	—	28
Equity in earnings of subsidiaries and affiliates	9,857	—	—	(9,857)	—
Non-cash stock-based compensation	95	—	—	—	95
Change in other operating items	(11,945)	6,165	(11,462)	—	(17,242)

Net cash provided by (used in) operating activities	(25,815)	2,885	(7,573)	—	(30,503)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(2,113)	(2,351)	(250)	—	(4,714)
Other	—	79	—	—	79

Net cash used in investing activities	(2,113)	(2,272)	(250)	—	(4,635)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in revolving credit advance	(35,000)	—	(18,000)	—	(53,000)
Other	(7,046)	—	—	—	(7,046)

Net cash used in financing activities	(42,046)	—	(18,000)	—	(60,046)

Increase (decrease) in cash and cash equivalents	(69,974)	613	(25,823)	—	(95,184)
Cash and cash equivalents, beginning of year	95,630	(1,633)	29,679	—	123,676

Cash and cash equivalents, end of period	$25,656	$(1,020)	$3,856	$—	$28,492

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The accompanying unaudited condensed interim consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and such principles are applied on a basis consistent with the information reflected in our Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC. In the opinion of management, the interim financial information includes all adjustments and accruals, consisting only of normal recurring adjustments and adjustments related to fresh start accounting as noted in Note 1—Summary of Significant Accounting Policies, which are necessary for a fair presentation of results for the respective interim periods. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2010 or any interim period. Except for the historical information contained herein, this quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those indicated by such forward-looking statements.

Overview

        We are one of the largest manufacturers and suppliers of commercial vehicle components in North America, offering one of the broadest product lines to the commercial vehicle industry. We believe that we have the number one or number two market position in a variety of heavy- and medium-duty commercial vehicle products including: steel wheels, forged aluminum wheels, brake drums, disc wheel hubs, metal bumpers and seating assemblies. We market our products under some of the most recognized brand names in the industry, including Accuride, Bostrom, Brillion, Fabco, Gunite, Highway Original, and Imperial. We have long-standing relationships with the leading original equipment manufacturers ("OEMs") and the related aftermarket channels in most major segments of the commercial vehicle market, including heavy- and medium-duty trucks, commercial trailers, light trucks, buses, as well as specialty and military vehicles.

        Our primary product lines are standard equipment used by a majority of North American heavy- and medium-duty truck OEMs, providing us with a significant competitive advantage. We believe that a majority of all heavy- and medium-duty truck models manufactured in North America contain one or more Accuride components.

        Our diversified customer base includes substantially all of the leading commercial vehicle OEMs, such as Daimler Truck North America, LLC, with its Freightliner and Western Star brand trucks, PACCAR, Inc., with its Peterbilt and Kenworth brand trucks, Navistar, Inc., with its International brand trucks, and Volvo Truck Corporation, with its Volvo and Mack brand trucks. Our primary commercial trailer customers include leading commercial trailer OEMs, such as Great Dane Limited Partnership, Wabash National, Inc., and Utility Trailer, Inc. Our major light truck customer is General Motors Corporation. We have built relationships of more than 20 years with many of these leading OEM customers. Our product portfolio is supported by strong sales, marketing and design engineering capabilities with 17 strategically located, technologically-advanced manufacturing facilities across the United States, Mexico, and Canada.

        On October 8, 2009, Accuride and its domestic subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware. Prior to filing for bankruptcy, we were in default under our prepetition senior credit facility and the indenture governing our prepetition senior subordinated notes due to our failure to comply with certain financial covenants in the prepetition senior credit facility and to make the an interest payment on our prepetition senior subordinated notes. Beginning in July 2009, we entered into a series of amendments and temporary waivers with our senior lenders and forbearances with our prepetition noteholders related to these defaults, which prevented acceleration of the indebtedness outstanding under these debt instruments and enabled us to negotiate a financial reorganization to be implemented through the bankruptcy process with these key constituents prior to our bankruptcy filing. On October 7, 2009, we entered into restructuring support agreements with the holders of approximately 57% of the principal amount of the loans outstanding under our prepetition senior credit facility and the holders of approximately 70% of the principal amount of our prepetition senior subordinated notes, pursuant to which the parties agreed to support a financial reorganization of Accuride and its domestic subsidiaries consistent with the terms set forth therein.

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

        Recent global market and economic conditions have been unprecedented and challenging with tighter credit conditions and recession in most major economies which have continued into 2010. As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide credit to businesses and consumers. These factors have led to a decrease in spending by businesses and consumers alike. Continued turbulence in the U.S. and international markets and economies and prolonged declines in business and consumer spending may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our customers, including our ability to refinance maturing liabilities and access the capital markets to meet liquidity needs.

        The heavy- and medium-duty truck and commercial trailer markets and the related aftermarket are the primary drivers of our sales. These markets are, in turn, directly influenced by conditions in the North American truck industry generally by conditions in other industries which indirectly impact the truck industry, such as the home-building industry, and by overall economic growth and consumer spending. Accordingly, the current economic conditions described above have led to a severe and ongoing downturn in the North American truck and vehicle supply industries, which resulted in a significant decline in our sales volume and necessitated our bankruptcy filings in October 2009, as described above in Note 1. Although current industry forecasts predict a modest improvement in commercial vehicle production in 2010, we cannot accurately predict how prolonged the current downturn may be. This downturn may lead to further reduced spending and deterioration in the North American truck and vehicle supply industries for the foreseeable future. We emerged from bankruptcy with reduced financial leverage and an improved capital structure, which we believe will better enable us to operate in this economic environment. However, we continue to be a highly leveraged company, and a delayed or failed economic recovery would continue to have a material adverse effect on our business, results of operations and financial condition.

        Using the commercial vehicle industry production forecasts by industry experts, we expect results from operations to improve in 2010 compared to 2009 due to increased demand for our product,

improved operational efficiencies, and reduced fees and expenses related to our senior credit facilities and our Chapter 11 filing and emergence.

Results of Operations

        The allocations of fair value to our reportable segments are based upon preliminary valuation information and other studies that have not yet been completed due to the timing of the emergence from Chapter 11 and the volume and complexity of the analysis required. It is anticipated that these studies will conclude during the second or third quarters of 2010.

        In connection with our emergence from Chapter 11 bankruptcy proceedings and the adoption of fresh-start accounting, the results of operations for 2010 separately present the 2010 Successor Period and the 2010 Predecessor Period. Although the 2010 Successor Period and the 2010 Predecessor Period are distinct reporting periods, the effects of emergence and fresh-start accounting did not have a material impact on the comparability of our results of operations between the periods, except as discussed below. Accordingly, references to 2010 results of operations combine the two periods in order to enhance the comparability of such information to the prior year. A summary of our operating results for the three months ended March 31, 2010 and 2009 and as a percentage of net sales is shown below:

(Dollars in thousands)	Three months ended March 31, 2010		Three months ended March 31, 2009
Net sales:
Wheels	$62,140	36.8%	$56,885	39.6%
Components	92,387	54.7%	74,056	51.6%
Other	14,446	8.5%	12,635	8.8%

Total net sales	$168,973	100%	$143,576	100%

Gross Profit:
Wheels	6,292	10.1%	7,583	13.3%
Components	1,017	1.1%	(10,451)	(14.1)%
Other	3,714	25.7%	3,864	30.6%
Corporate	(941)	—%	(956)	—%

Total gross profit	10,082	6.0%	40	0.0%
Operating expenses	11,961	7.1%	12,224	8.5%
Loss from operations	(1,879)	(1.1)%	(12,184)	(8.5)%
Interest (expense), net	(10,989)	(6.5)%	(13,303)	(9.3)%
Loss on extinguishment of debt	—	—%	(5,389)	(3.7)%
Non-cash market valuation—convertible notes	(50,601)	(29.9)%	—	—%
Other income, net	240	0.1%	811	0.6%
Reorganization items (gain)	(59,311)	(35.1)%	—	—%
Income tax expense (benefit)	(1,692)	(1.0)%	990	0.7%
Net loss	$(2,226)	(1.3)%	$(31,055)	(21.6)%

        Net Sales.    Combined net sales for the three months ended March 31, 2010, were $169.0 million, which was an increase of 17.7%, compared to net sales of $143.6 million for the three months ended March 31, 2009. The increase was due to increased product demand from both our OEM and aftermarket customers.

        Gross Profit.    Gross profit increased $10.0 million to $10.1 million for the three months ended March 31, 2010 due to the contribution from increased net sales and improvements in operating efficiencies.

        Interest Expense.    Net interest expense decreased $2.3 million to $11.0 million for the three months ended March 31, 2010 from $13.3 million for the three months ended March 31, 2009. This was mostly due to not recognizing interest related to our prepetition senior subordinated notes that were cancelled as part of our Plan of Reorganization and having a reduced net debt position as a result of our Plan of Reorganization.

        Market Valuation—Convertible Notes.    In connection with accounting guidance following the emergence from Chapter 11, we will record our debt instruments at fair value. Due to the increase in value of our convertible notes, we recorded a charge to income of $50.6 million during 2010. We expect these unrealized, non-cash gains or losses to continue as the fair value of the convertible notes fluctuates.

        Reorganization Items.    ASC 852 requires the recognition of certain transactions directly related to the reorganization as reorganization expense in the statement of operations. The reorganization gain of $59.3 million for 2010 consisted of $25.0 million professional fees directly related to reorganization and an $84.3 million gain on the discharge and issuance of our debt instruments.

        Net Loss.    We had a net loss of $2.2 million for the three months ended March 31, 2010 compared to a net loss of $31.1 million for the three months ended March 31, 2009. The primary reasons for the improvement are improved gross profit and the net of one-time items related to the debt discharge and issuance on the Effective Date and the non-cash market valuation charge for our convertible notes.

Changes in Financial Condition

        At March 31, 2010, the Successor Company had total assets of $873.8 million, as compared to the Predecessor Company's total assets of $671.7 million at December 31, 2009. The $202.1 million, or 30.1%, increase in total assets primarily resulted from changes from the fair valuation of the company's assets by adopting fresh start accounting in accordance with ASC 852, as well as changes in working capital. The values of our Goodwill and Other Intangible Assets increased by $219.6 million. We define working capital as current assets (excluding cash and debt) less current liabilities.

        We use working capital and cash flow measures to evaluate the performance of our operations and our ability to meet our financial obligations. We require working capital investment to maintain our position as a leading manufacturer and supplier of commercial vehicle components. We continue to strive for aligning our working capital investment with our customers' purchase requirements and our production schedules.

        The following table summarizes the major components of our working capital as of the periods listed below:

	Successor	Predecessor
	March 31, 2010	December 31, 2009
Accounts receivable	$90,705	$66,301
Inventories	61,368	50,742
Deferred income taxes (current)	2,535	2,811
Other current assets	5,958	22,762
Accounts payable	(53,544)	(31,277)
Accrued payroll and compensation	(16,816)	(14,318)
Accrued interest payable	(1,009)	(3,571)
Accrued workers compensation	(6,886)	(7,038)
Other current liabilities	(19,484)	(20,609)

Working Capital	$62,827	$65,803

        Significant changes in working capital included:

  •
  an increase in receivables of $24.4 million due to the comparative increase in revenue in the months leading up to the respective period-end dates;

  •
  an increase in inventory of $10.6 million due to increase in sales demand;

  •
  a decrease in other current assets of $16.8 million due to the adoption of a new accounting policy for supplies as part of the fresh-start reporting;

  •
  an increase of accounts payable of $22.3 million primarily due to the increase in raw material purchases in the months leading up to the respective period-end dates.

Capital Resources and Liquidity

        Our primary sources of liquidity during the periods January 1, 2010 through February 26, 2010 for the Predecessor Company and February 26, 2010 through March 31, 2010 for the Successor Company were cash reserves, the DIP Facility, and the issuance of Convertible Notes. We believe that cash from operations and existing cash reserves will provide adequate funds for our working capital needs, planned capital expenditures and debt service obligations through 2010 and the foreseeable future. Our ability to fund working capital needs, planned capital expenditures, scheduled debt payments, and to comply with all of the financial covenants under the Credit Agreement, depends on our future operating performance and cash flow, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

Operating Activities

        Net cash used in operating activities during the three months ended March 31, 2010 amounted to $42.4 million. The primary drivers of the use in cash were $19.3 million of cash payments for reorganization items and $25.5 million of increased working capital assets. During a period of increasing sales demand, our working capital needs also rise.

Investing Activities

        Net cash used in investing activities totaled $3.7 million for the three months ended March 31, 2010. Our most significant cash outlays for investing activities are the purchases of property, plant and equipment. Capital expenditures for 2010 are expected to be approximately $17 million to $22 million, which we expect to fund through existing cash reserves. Due to the continued challenges facing our industry and the economy as a whole, we are managing our capital expenditures very closely in order to preserve liquidity throughout 2010 while still maintaining our production capacity and making investments necessary to meet competitive threats and to seize upon growth opportunities.

Financing Activities

        Net cash provided by financing activities totaled $46.6 million for the three months ended March 31, 2010. Included in this amount are the impacts from the Plan of Reorganization of satisfying our term loan facilities of $305.8 million, our revolving credit facility of $71.7 million, and the DIP loan facility of $25.0 million. Also included are proceeds from the $140 million convertible notes and $309.0 million for the new senior term facility.

Bank Borrowing

Prepetition Senior Credit Facility

        Effective January 31, 2005, we entered into a fourth amended and restated credit agreement, which, as amended, we refer to as our prepetition senior credit facility, in conjunction with the acquisition of TTI to refinance substantially all of our credit facilities, as well as the senior bank debt and subordinated debt of TTI. Prior to our bankruptcy filing, our prepetition senior credit facility consisted of (i) a term facility in an aggregate principal amount of $550 million that required annual amortization payments of 1% per year, which would have matured on January 31, 2012, and (ii) a revolving credit facility in an aggregate amount of $100 million (comprised of a $76 million U.S. revolving credit facility and a $24 million Canadian revolving credit facility) which would have matured on January 31, 2010.

        The loans under our prepetition senior credit facility were secured by, among other things, a lien on substantially all of our U.S. properties, assets and domestic subsidiaries and a pledge of 65% of the stock of our foreign subsidiaries. The loans under the Canadian revolving facility were secured by substantially all the properties and assets of Accuride Canada, Inc.

        The prepetition senior credit facility was amended and restated pursuant to the Plan of Reorganization on the Effective Date, as discussed below.

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

        We continue to operate in a challenging economic environment and our ability to maintain liquidity and comply with our debt covenants may be affected by economic or other conditions that are beyond our control and which are difficult to predict. The 2010 production forecasts by ACT Publications for the significant commercial vehicle markets that we serve, as of May 10, 2010, are as follows:

North American Class 8	141,000
North American Classes 5 - 7	116,385
U.S. Trailers	106,775

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

Recent Developments

New Accounting Pronouncements

        In January 2010, the FASB issued ASU 2010-6, "Improving Disclosures about Fair Value Measurements," which requires interim disclosures regarding significant transfers in and out of Level 1 and Level 2 fair value measurements. Additionally, this ASU requires disclosure for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements. These disclosures are required for fair value measurements that fall in either Level 2 or Level 3. Further, the ASU requires separate presentation of Level 3 activity for the fair value measurements. We adopted the interim disclosure requirements under this standard during the quarter ended March 31, 2010, with the exception of the separate presentation in the Level 3 activity rollforward, which is not effective until fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.

        Critical Accounting Policies and Estimates.    We have made a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. We included in our Form 10-K for the year ended December 31, 2009 a discussion of our most critical accounting policies, which are those that have a material impact on our financial condition or operating performance and require management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Upon our emergence from Chapter 11 bankruptcy proceedings, we adopted fresh-start accounting in accordance with the provisions of ASC 852 Reorganizations ("ASC 852"), which requires additional number of estimates and assumptions related to the fair value of our consolidated balance sheets. The allocations of fair value are based upon preliminary valuation information and other studies that have not yet been completed due to the timing of the emergence from Chapter 11 and the volume and complexity of the analysis required. It is anticipated that these studies will conclude during the second or third quarters of 2010.

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

        Such forward-looking statements are based on assumptions and estimates, which although believed to be reasonable, may turn out to be incorrect. Therefore, undue reliance should not be placed upon these estimates and statements. We cannot assure that any of these statements, estimates, or beliefs will be realized and actual results may differ from those contemplated in these "forward-looking statements." We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise. You are advised to consult further disclosures we may make on related subjects in our filings with the SEC. In addition to other factors discussed in this report, some of the important factors that could cause actual results to differ materially from those discussed in the forward-looking statements include, without limitation, the following:

  •
  a more severe or prolonged than anticipated commercial vehicle industry downturn in 2010 could have a material adverse effect on our business;

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

        For further information, refer to the business description and additional risk factors sections included in our Form 10-K for the year ended December 31, 2009, as filed with the SEC.

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

Foreign Currency Risk

        Certain forecasted transactions, assets, and liabilities are exposed to foreign currency risk. We monitor our foreign currency exposures to maximize the overall effectiveness of our foreign currency derivatives. The principal currency of exposure is the Canadian dollar. From time to time, we use foreign currency financial instruments to offset the impact of the variability in exchange rates on our operations, cash flows, assets and liabilities. At March 31, 2010, we had no open foreign exchange forward contracts.

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

Raw Material/Commodity Price Risk

        We rely upon the supply of certain raw materials and commodities in our production processes, and we have entered into firm purchase commitments for certain metals and natural gas. Additionally, from time to time, we use commodity price swaps and futures contracts to manage the variability in certain commodity prices on our operations and cash flows. At March 31, 2010, we had no open commodity price swaps or futures contracts.

Interest Rate Risk

        We use long-term debt as a primary source of capital. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for our long-term fixed-rate debt and other types of long-term debt at March 31, 2010:

(Dollars in thousands)	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
Long-term Debt:
Fixed Rate	—	—	—	—	—	$140,000	$140,000	$336,208
Average Rate	—	—	—	—	—	7.50%	7.50%
Variable Rate	—	—	—	$309,019	—	—	$309,019	$310,379
Average Rate	—	—	—	9.75%	—	—	9.75%

        The fair value of our $140 million aggregate principal amount of convertible notes is disclosed on our condensed consolidated balance sheet at its fair value of $336.2 million as of March 31, 2010. The table above represents the face value of the debt instrument with a fixed rate of interest of 7.5%.

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

Item 4.    Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

        Changes in Internal Control Over Financial Reporting.    During the first quarter of fiscal 2010 there were no changes to our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

        On October 8, 2009, Accuride and its domestic subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware. On February 18, 2010, the Bankruptcy Court entered an order confirming the Third Amended Joint Plan of Reorganization, which approved and confirmed the Plan of Reorganization, as modified by the confirmation order. On February 26, 2010, the Plan of Reorganization became effective and we emerged from Chapter 11 bankruptcy proceedings. During the pendency of the bankruptcy, we operated our business as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. For more information, please see Note 1 to our condensed consolidated financial statements in this quarterly report.

Item 5.    Other Information

  Lasky Employment Letter

        On May 17, 2010 Accuride Corporation (the "Company") entered into a letter agreement with William M. Lasky regarding the terms of his employment as Interim President and Chief Executive Officer, which is filed herewith as Exhibit 10.3. Under the terms of this agreement Mr. Lasky will continue serving in such capacity until a permanent President and Chief Executive Officer is appointed and as a member of the Board of Directors of the Company (the "Board") and will receive the following compensation:

  •
  Base salary at $800,000 per year.

  •
  Normal director fees and equity grants, excluding meeting fees and expenses.

  •
  Eligibility for annual bonus under Annual Incentive Compensation Plan (AICP) with his bonus being determined based on a notational base salary of $650,000, a target and maximum bonus of 50% of the notational base salary and threshold bonus of 10% of such notational base salary. The amount of bonus earned will depend upon the performance of the Company and will be determined and paid in accordance with the terms of the AICP. However, if Mr. Lasky's service as Interim President and Chief Executive Officer ends during the year he will be eligible for a pro rata amount of any such bonus which otherwise would have been earned.

  •
  Eligibility for a discretionary bonus of $650,000 based on the following factors:

  •
  Restructuring of the Company's debt as directed by the Board in such time frame as the Board may establish;

  •
  Orderly transition to a permanent Chief Executive Officer; and

  •
  Assistance and cooperation with the hiring of a designated Chief Financial Officer candidate prior to May 30, 2010.

    Mr. Lasky may elect to receive up to one-half the discretionary bonus in shares of Accuride common stock based on the value of such shares on May 17, 2010.

  •
  Continued eligibility for executive benefits and perquisites, including reimbursement for travel and living expenses.

  Woodward Employment Letter

        On May 17, 2010 the Company entered into a letter agreement with James H. Woodward, Jr. regarding the terms of his employment as Senior Vice President/Finance & Chief Financial Officer of the Company, which is filed herewith as Exhibit 10.4. Mr. Woodward was previously the interim Senior Vice President/Chief Financial Officer. Under the terms of this agreement Mr. Woodward will receive the following compensation:

  •
  Base salary of $400,000 per year.

  •
  Eligibility for annual incentive under the Company's AICP with a target bonus equal to 60% of base salary, with threshold and maximum bonus of 18% and 108% respectively. The amount of bonus actually payable depends upon the performance of the Company and is otherwise governed by the terms of the AICP.

  •
  A grant of restricted stock units which will vest one-third annually over three years.

  •
  Relocation assistance under the Company's relocation program for senior level officers.

  •
  Executive level benefits and perquisites.

  •
  Benefits under the Company's standard Tier II Severance and Retention Agreement, but with an initial term ending August 26, 2011, with automatic renewal through December 31, 2011 and each January 1 through December 31 thereafter unless six months prior notice of non-renewal is given.

  Restricted Stock Unit Agreements

        On May 17, 2010 the Board approved restricted stock unit (RSU) grants to the following named executive officers, as follows:

Award Recipient	Title	RSUs
James H. Woodward, Jr.	Senior Vice President / Chief Financial Officer	181,159
Edward J. Gulda	Senior Vice President / Component Operations	163,043
Richard F. Schomer	Senior Vice President / Marketing & Sales	144,928
James J. Maniatis	Senior Vice President / Human Resources	144,928

        Mr. Woodward's grant was in satisfaction of the grant required under his employment letter described above.

        The RSUs entitled the recipients to receive a corresponding number of shares of the Company's common stock on the date the RSU vests. The RSUs were not granted under the terms of any plan and are evidenced by the form Restricted Stock Unit Agreement in the form filed herewith as Exhibit 10.5. The RSUs vest one-third annually over three years subject to the employee's continued employment with the Company. The RSUs will fully vest upon a change in control of the Company, as defined in the Restricted Stock Unit Agreement. Unvested RSUs will be forfeited and any gain received from the shares of common stock received upon vesting in the RSUs is recoverable in the event that the recipient engages in certain prohibited activities within 24 months of the receipt of the shares, which include violating any noncompete, nonsolicitation, confidential and proprietary information, or non-disclosure agreements or covenants.

        The foregoing descriptions of Messrs. Lasky and Woodward's letter agreements and the form Restricted Stock Unit Agreements do not purport to be complete and are qualified in their entirety by reference to the complete text of the relevant agreements, which are filed as Exhibits 10.1 through 10.3 to this report, and incorporated herein by reference.

Item 6.    Exhibits

Exhibit No.			Description
2.1		—	Agreement and Plan of Merger, dated as of December 24, 2004, by and among Accuride Corporation, Amber Acquisition Corp., Transportation Technologies Industries, Inc., certain signing stockholders and the Company Stockholders Representatives. Previously filed as an exhibit to the Form 8-K filed on December 30, 2004 and incorporated herein by reference.

2.2		—	Amendment to Agreement and Plan of Merger, dated as of January 28, 2005, by and among Accuride Corporation, Amber Acquisition Corp., Transportation Technologies Industries, Inc. certain signing stockholders and the Company Stockholders Representatives. Previously filed as an exhibit to the Form 8-K filed on February 4, 2005 and incorporated herein by reference.

2.3		—	Third Amended Joint Plan of Reorganization for Accuride Corporation, et al. Previously filed as an exhibit to the Form 8-K filed on February 22, 2010, and incorporated herein by reference.

2.4		—	Confirmation Order for Third Amended Plan of Reorganization. Previously filed as an exhibit to the Form 8-K filed on February 22, 2010, and incorporated herein by reference.

3.1		—	Amended and Restated Certificate of Incorporation of Accuride Corporation. Previously filed as an exhibit to the Form 8-K (Acc. No. 0001104659-10-012168) filed on March 4, 2010, and incorporated herein by reference.

3.2		—	Amended and Restated Bylaws of Accuride Corporation. Previously filed as an exhibit to the Form 8-K (Acc. No. 0001104659-10-012168) filed on March 4, 2010, and incorporated herein by reference.
4.1		—	Indenture, dated as of February 26, 2010, by and among Accuride Corporation, Accuride Corporation's direct and indirect domestic subsidiaries and Wilmington Trust FSB, with respect to $140.0 million aggregate principal amount of 7 1/2% Senior Convertible Notes due 2020. Previously filed as an exhibit to the Form 8-K filed on March 4, 2010 (Acc. No. 0001104659-10-012168) and incorporated herein by reference.

4.2		—	Registration Rights Agreement, dated February 26, 2010, by and between Accuride Corporation and each of the Holders party thereto. Previously filed as an exhibit to the Form 8-K (Acc. No. 0001104659-10-012168) filed on March 4, 2010 and incorporated herein by reference.

4.3		—	Bond Guaranty Agreement dated as of March 1, 1999 by Bostrom Seating, Inc. in favor of NBD Bank as Trustee. Previously filed as an exhibit to Amendment No. 1 filed on February 23, 2005 to the Form S-1 effective April 25, 2005 (Reg. No. 333-121944) and incorporated herein by reference.

10.1	*	—	Accuride Incentive Compensation Plan. Previously filed as an exhibit to Form 10-Q filed on May 7, 2009 and incorporated herein by reference.

Exhibit No.			Description
10.2	*	—	Form of Indemnification Agreement between Accuride and its Directors and Officers. Previously filed as an exhibit to Form 8-K filed on May 5, 2010 and incorporated herein by reference.

10.3	*†	—	Letter dated May 17, 2010 from Accuride Corporation and Mr. William M. Lasky.

10.4	*†	—	Letter dated May 17, 2010 from Accuride Corporation and Mr. James H. Woodward, Jr.

10.5	*†	—	Form of Restricted Stock Unit Agreement.

31.1	†	—	Section 302 Certification of William M. Lasky in connection with the Quarterly Report of Form 10-Q on Accuride Corporation for the period ended March 31, 2010.

31.2	†	—	Section 302 Certification of James H. Woodward, Jr. in connection with the Quarterly Report on Form 10-Q of Accuride Corporation for the period ended March 31, 2010.

32.1	††	—	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

†
Filed herewith

††
Furnished herewith

*
Management contract or compensatory agreement

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCURIDE CORPORATION
/s/ WILLIAM M. LASKY	Dated: May 17, 2010
William M. Lasky President and Chief Executive Officer (Principal Executive Officer)
/s/ JAMES H. WOODWARD, JR.	Dated: May 17, 2010
James H. Woodward, Jr. Senior Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ GREGORY A. RISCH	Dated: May 17, 2010
Gregory A. Risch Vice President and Chief Accounting Officer (Principal Accounting Officer)