Form 10-Q
period 2010-06-30
ACCURIDE CORP
filed 2010-08-06
CIK 817979

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

☒  Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010.

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

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒ No ☐

As of August 5, 2010, 126,294,882 shares of Accuride Corporation common stock, par value $.01 per share, were outstanding.

ACCURIDE CORPORATION

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ACCURIDE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	Successor	Predecessor
	June 30,	December 31,
(In thousands, except for per share and per share data)	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$52,319	$56,521
Customer receivables, net of allowance for doubtful accounts of $1,531 and $2,329 in 2010 and 2009, respectively	87,332	60,120
Other receivables	7,239	6,181
Inventories	67,673	50,742
Deferred income taxes	2,811	2,811
Income tax receivable	—	1,542
Prepaid expenses and other current assets	5,090	21,220
Total current assets	222,464	199,137
PROPERTY, PLANT AND EQUIPMENT, net	263,733	229,527
OTHER ASSETS:
Goodwill	114,384	127,474
Other intangible assets, net	237,281	89,230
Deferred financing costs, net of accumulated amortization of $7,360 in 2009	—	4,282
Other	28,131	22,020
TOTAL	$865,993	$671,670
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES:
Accounts payable	$58,935	$31,277
Accrued payroll and compensation	18,294	14,318
Accrued interest payable	93	3,571
Accrued workers compensation	7,467	7,038
Debt	—	397,472
Accrued and other liabilities	20,925	20,609
Total current liabilities	105,714	474,285
LONG-TERM DEBT	629,955	—
DEFERRED INCOME TAXES	14,736	14,274
NON-CURRENT INCOME TAXES PAYABLE	7,914	7,914
OTHER POSTRETIREMENT BENEFIT PLAN LIABILITY	60,885	61,292
PENSION BENEFIT PLAN LIABILITY	35,272	35,932
OTHER LIABILITIES	7,702	4,125
LIABILITIES SUBJECT TO COMPROMISE	—	302,114
COMMITMENTS AND CONTINGENCIES (Note 7)	—	—
STOCKHOLDERS’ EQUITY (DEFICIENCY):
Predecessor Company Preferred Stock, $0.01 par value; 5,000,000 shares authorized and 1 issued	—	—
Predecessor Company Common Stock, $0.01 par value; 100,000,000 shares authorized, 48,139,000 shares issued, and 47,562,000 shares outstanding at December 31, 2009 and additional paid-in-capital	—	268,582
Successor Company Preferred Stock, $0.01 par value; 100,000,000 shares authorized	—	—
Successor Company Common Stock, $0.01 par value; 800,000,000 shares authorized, 128,124,399 shares issued and 126,294,882 outstanding at June 30, 2010 and additional paid-in-capital	49,531	—
Predecessor Company Treasury stock — 76,000 shares at cost in 2009	—	(751)
Accumulated other comprehensive income (loss)	802	(48,376)
Accumulated deficiency	(46,518)	(447,721)
Total stockholders’ equity (deficiency)	3,815	(228,266)
TOTAL	$865,993	$671,670

See notes to unaudited condensed consolidated financial statements.

ACCURIDE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Successor	Predecessor
	Three Months Ended June 30,	Three Months Ended June 30,
(In thousands except per share data)	2010	2009

NET SALES	$195,639	$135,206
COST OF GOODS SOLD	179,820	144,227
GROSS PROFIT (LOSS)	15,819	(9,021)
OPERATING EXPENSES:
Selling, general and administrative	20,235	12,490
LOSS FROM OPERATIONS	(4,416)	(21,511)
OTHER INCOME (EXPENSE):
Interest income	55	244
Interest expense	(10,292)	(15,835)
Unrealized gain on mark to market valuation of convertible debt	19,397	—
Other income, net	2,267	1,543
INCOME (LOSS) BEFORE INCOME TAXES	7,011	(35,559)
INCOME TAX PROVISION	501	512
NET INCOME (LOSS)	$6,510	$(36,071)
Weighted average common shares outstanding—basic	126,295	36,252
Basic income (loss) per share	$0.02	$(1.00)
Weighted average common shares outstanding—diluted	313,395	36,252
Diluted loss per share	$(0.03)	$(1.00)

See notes to unaudited condensed consolidated financial statements.

ACCURIDE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Successor	Predecessor
	Period from February 26 to June 30,	Period from January 1 to February 26,	Six Months Ended June 30,
(In thousands except per share data)	2010	2010	2009

NET SALES	$260,553	$104,059	$278,782
COST OF GOODS SOLD	239,134	99,577	287,763
GROSS PROFIT (LOSS)	21,419	4,482	(8,981)
OPERATING EXPENSES:
Selling, general and administrative	24,601	7,595	24,714
LOSS FROM OPERATIONS	(3,182)	(3,113)	(33,695)
OTHER INCOME (EXPENSE):
Interest income	67	54	463
Interest expense	(13,797)	(7,550)	(29,357)
Loss on extinguishment of debt	—	—	(5,389)
Unrealized loss on mark to market valuation of convertible debt	(31,204)	—	—
Other income, net	1,941	566	2,354
LOSS BEFORE REORGANIZATION ITEMS AND INCOME TAXES	(46,175)	(10,043)	(65,624)
Reorganization items	—	(59,311)	—
INCOME (LOSS) BEFORE INCOME TAXES	(46,175)	49,268	(65,624)
INCOME TAX PROVISION (BENEFIT)	343	(1,534)	1,502
NET INCOME (LOSS)	$(46,518)	$50,802	$(67,126)
Weighted average common shares outstanding—basic	126,295	47,572	36,210
Basic income (loss) per share	$(0.37)	$1.07	$(1.85)
Weighted average common shares outstanding—diluted	126,295	47,572	36,210
Diluted income (loss) per share	$(0.37)	$1.07	$(1.85)

See notes to unaudited condensed consolidated financial statements.

ACCURIDE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY) (UNAUDITED)

(In thousands)	Comprehensive Loss	Common Stock and Additional Paid-in- Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficiency)	Total Stockholders’ Equity (Deficiency)
BALANCE at January 1, 2010 (Predecessor)	—	$268,582	$(751)	$(48,376)	$(447,721)	$(228,266)
Net loss before reorganization items	$(8,509)	—	—	—	(8,509)	(8,509)
Exercise of share-based awards	—	8	—	—	—	8
Reorganization items	—	—	—	—	(25,030)	(25,030)
Comprehensive loss	$(8,509)
BALANCE at February 26, 2010 (Predecessor)		268,590	(751)	(48,376)	(481,260)	(261,797)
FRESH START ADJUSTMENTS:
Debt discharge — Senior Subordinated Notes	—	48,540	—	—	242,436	290,976
Debt discharge — Deferred financing fees	—	—	—	—	(3,847)	(3,847)
Debt discharge — Sun Capital Warrant liability	—	—	—	—	76	76
Debt discharge — Term facility discount	—	—	—	—	(2,974)	(2,974)
Issuance of Warrants	—	—	—	—	(6,618)	(6,618)
Issuance of Notes	—	—	—	—	(144,732)	(144,732)
BALANCE at February 26, 2010 (Predecessor)		317,130	(751)	(48,376)	(396,919)	(128,916)
FRESH START ADJUSTMENTS:
Cancellation of Predecessor preferred, common and treasury stock	—	(317,130)	751	—	—	(316,379)
Cancellation of Predecessor accumulated deficit and accumulated other comprehensive loss	—	—	—	48,376	396,919	445,295
Issuance of new equity interests	—	49,396	—	—	—	49,396
BALANCE at February 26, 2010 (Successor)	—	49,396	—	—	—	49,396
Net loss	$(46,518)	—	—	—	(46,518)	(46,518)
Stock compensation expense	—	150	—	—	—	150
Other	—	(15)	—	—	—	(15)
Other comprehensive income:
Pension liability adjustment (net of tax)	802	—	—	802	—	802
Comprehensive loss	$(45,716)
BALANCE—June 30, 2010 (Successor)		$49,531	$—	$802	$(46,518)	$3,815

See notes to unaudited condensed consolidated financial statements.

ACCURIDE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Successor	Predecessor
	Period from February 26 to June 30,	Period from January 1 to February 26,	Six Months Ended June 30,
(In thousands)	2010	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(46,518)	$50,802	$(67,126)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and impairment of property, plant and equipment	14,702	6,711	22,286
Amortization — deferred financing costs	—	694	2,127
Amortization — other intangible assets	3,719	821	2,460
Loss on extinguishment of debt	—	—	5,389
Reorganization items	—	(59,311)	—
Payments on reorganization items	(19,722)	(12,164)	—
Loss (gain) on disposal of assets	24	3	(32)
Provision for deferred income taxes	(298)	(1,560)	—
Non-cash stock-based compensation	150	—	124
Non-cash change in market valuation - convertible notes	31,204	—	—
Change in warrant liability	(2,868)	—	(729)
Paid-in-kind interest	3,500	1,769	3,643
Changes in certain assets and liabilities:
Receivables	(12,437)	(15,833)	5,139
Inventories and supplies	(7,934)	(5,736)	15,901
Prepaid expenses and other assets	(1,441)	1,051	(4,105)
Accounts payable	(5,993)	12,931	(21,519)
Accrued and other liabilities	21,622	(951)	4,029
Net cash used in operating activities	(22,290)	(20,773)	(32,413)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(4,775)	(1,457)	(10,729)
Other	(2,382)	(555)	146
Net cash used in investing activities	(7,157)	(2,012)	(10,583)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from postpetition senior credit facility	1,500	309,019	—
Payment of prepetition senior credit facility	—	(305,814)	—
Proceeds from convertible notes	—	140,000	—
Payment of debtor-in-possession borrowing	—	(25,000)	—
Payment of revolving credit facility	—	(71,659)	(53,000)
Increase in revolving credit facility	—	—	30,626
Credit facility amendment fees	—	—	(10,797)
Other	(81)	65	48
Net cash provided by (used in) financing activities	1,419	46,611	(33,123)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(28,028)	23,826	(76,119)
CASH AND CASH EQUIVALENTS—Beginning of period	80,347	56,521	123,676
CASH AND CASH EQUIVALENTS—End of period	$52,319	$80,347	$47,557

Supplemental cash flow information:
Cash paid for interest	$10,255	$9,393	$24,199
Cash paid (received) for income taxes	$(298)	$(826)	$1,691
Non-cash transactions:
Purchases of property, plant and equipment in accounts payable	$1,277	$—	$2,868
Issuance of warrants	$—	$6,618	$4,655

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

The results of operations for the periods January 1, 2010 through February 26, 2010 for the Predecessor Company and February 26, 2010 through June 30, 2010 for the Successor Company are not necessarily indicative of the results to be expected for the year ending December 31, 2010.  The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited condensed consolidated financial statements and notes thereto disclosed in Accuride’s Annual Report on Form 10-K for the year ended December 31, 2009.

Allocations of fair value to tangible and intangible assets, goodwill, pension obligations and deferred taxes are based upon preliminary valuation information.  It is anticipated that all necessary information will be available and the analysis will be completed during the third and fourth quarters of 2010.

Chapter 11 Proceedings — On October 8, 2009, Accuride and its domestic subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”).  Prior to filing for bankruptcy, we were in default under our prepetition senior credit facility and the indenture governing our prepetition senior subordinated notes due to our failure to comply with certain financial covenants in the prepetition senior credit facility and to make the $11.7 million interest payment due August 3, 2009 on our prepetition senior subordinated notes.  Beginning in July 2009, we entered into a series of amendments and temporary waivers with our senior lenders and forbearances with our prepetition noteholders related to these defaults, which prevented acceleration of the indebtedness outstanding under these debt instruments and enabled us to negotiate a financial reorganization to be implemented through the bankruptcy process with these key constituents prior to our bankruptcy filing.  On October 7, 2009, we entered into restructuring support agreements with the holders of approximately 57% of the principal amount of the loans outstanding under our prepetition senior credit facility and the holders of approximately 70% of the principal amount of our prepetition senior subordinated notes, pursuant to which the parties agreed to support a financial reorganization of Accuride and its domestic subsidiaries consistent with the terms set forth therein.

On November 18, 2009, we filed our Joint Plan of Reorganization and the related Disclosure Statement with the Bankruptcy Court.  All classes of creditors entitled to vote voted to approve the Plan of Reorganization.  A confirmation hearing for the Plan of Reorganization was held beginning on February 17, 2010.  At the confirmation hearing, we and all of our constituents reached a settlement to fully resolve all disputes related to the Plan of Reorganization and all of our key constituents agreed to support the Plan of Reorganization.  On February 18, 2010, the Bankruptcy Court entered an order confirming the Third Amended Joint Plan of Reorganization, which approved and confirmed the Plan of Reorganization, as modified by the confirmation order.  On February 26, 2010 (the “Effective Date”), the Plan of Reorganization became effective and we emerged from Chapter 11 bankruptcy proceedings. During the pendency of the bankruptcy, we operated our business as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.

Financial Statement Presentation

We have prepared the accompanying consolidated financial statements in accordance with Accounting Standards Codification (“ASC”) 852.  ASC 852 requires that the financial statements for the periods subsequent to a Chapter 11 filing separate transactions and events that are directly associated with the reorganization from the ongoing operations of the business.  Accordingly, all transactions (including, but not limited to, all professional fees, realized gains and losses and provisions for losses) directly associated with the reorganization of the business are reported separately in the financial statements as reorganization items, net.  The Predecessor Company recognized the following reorganization income (expense) in our financial statements:

Predecessor
Period from January 1 to February 26,
(In thousands)	2010

Debt discharge — Senior subordinate notes and interest	$242,436
Market valuation of $140 million Convertible Notes	(144,732)
Professional fees	(25,030)
Market valuation of warrants issued	(6,618)
Deferred financing fees	(3,847)
Term loan facility discount	(2,974)
Other	76
Total	$59,311

Fresh-Start Reporting

Upon our emergence from Chapter 11 bankruptcy proceedings, we adopted fresh-start accounting in accordance with the provisions of ASC 852 Reorganizations (“ASC 852”), pursuant to which the midpoint of the range of our reorganization value was allocated to our assets and liabilities in conformity with the procedures specified by ASC 805, “Business Combinations.”

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

As a result of the adoption of fresh-start reporting, our consolidated statement of financial position and consolidated statements of operations subsequent to February 26, 2010, will not be comparable in many respects to our consolidated statement of financial position and consolidated statements of operations prior to February 26, 2010.  References to “Successor Company” refer to Accuride after February 26, 2010, after giving effect to the application of fresh-start reporting.  References to “Predecessor Company” refer to Accuride prior to February 26, 2010.

The allocations of fair value are based upon valuation information and other studies that have not yet been completed due to the complexity of the analysis required.  It is anticipated that all necessary information will be available and the analysis will be completed during the third and fourth quarters of 2010.

The preliminary effects of the Plan of Reorganization and fresh-start reporting on the Company’s consolidated balance sheet as of February 26, 2010 are as follows:

	Fresh-Start Adjustments
(in thousands)	Predecessor	Debt Discharge and Issuance (a)	Reinstatement of Liabilities (b)	Revaluation of Assets and Liabilities (c)		Successor
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$34,880	$45,467	$—	$—		$80,347
Customer receivables, net	73,636	—	—	—		73,636
Other receivables	8,498	—	—	—		8,498
Inventories	56,639	—	—	3,028		59,667
Deferred income taxes	4,371	—	—	(1,836)		2,535
Income tax receivable	720	—	—	—		720
Prepaid expenses and other current assets	20,518	—	—	(16,439)		4,079
Total current assets	199,262	45,467	—	(15,247)		229,482
PROPERTY, PLANT AND EQUIPMENT, net	224,270	—	—	49,322	(d)	273,592
Goodwill	127,474	—	—	(13,090	)(d)	114,384
Other intangible assets, net	88,409	—	—	152,591	(d)	241,000
Deferred financing fees, net	3,847	(3,847)	—	—		—
Other	22,221	66	—	2,600		24,887
TOTAL	$665,483	$41,686	$—	$176,176		$883,345
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
CURRENT LIABILITIES
Accounts Payable	$57,074	$—	$7,978	$—		$65,052
Accrued payroll and compensation	18,058	—	—	—		18,058
Accrued interest payable	242	—	—	—		242
Debt	399,500	(399,500)	—	—		—
Accrued and other liabilities	27,044	(1,012)	346	(755	)(d)	25,623
Total current liabilities	501,918	(400,512)	8,324	(755)		108,975
LONG-TERM DEBT	—	593,751	—	—		593,751
DEFERRED INCOME TAXES	14,274	—	—	393	(d)	14,667
NON-CURRENT INCOME TAXES PAYABLE	7,914	—	—	—		7,914
OTHER POSTRETIREMENT BENEFIT PLAN LIABILITY	61,037	—	—	—		61,037
PENSION BENEFIT PLAN LIABILITY	35,915	—	—	—		35,915
OTHER LIABILITIES	4,108	6,542	2,814	(1,774	)(d)	11,690
LIABILITIES SUBJECT TO COMPROMISE	302,114	(290,976)	(11,138)	—		—
STOCKHOLDERS’ EQUITY (DEFICIENCY):
Common stock and Additional Paid-in-Capital	268,590	48,540	—	(267,734)		49,396
Treasury stock	(751)	—	—	751		—
Accumulated other comprehensive loss	(48,376)	—	—	48,376		—
Retained earnings (deficiency)	(481,260)	84,341	—	396,919		—
Total stockholders’ equity (deficiency)	(261,797)	132,881	—	178,312		49,396
TOTAL	$665,483	$41,686	$—	$176,176		$883,345

(a)                                  Included in the debt discharge and issuance is the receipt of the $140 million aggregate principal amount of convertible notes (as defined below), which was used to pay off the $71.1 million of Last-Out-Loans (as defined below) under our prepetition senior credit facility and our DIP facility (as defined below) of $25.0 million.  The net gain recognized is a result of the discharge of our prepetition senior subordinated notes of $275.0 million along with interest of $16.0 million being partially offset by the issuance of the convertible notes and the corresponding equity received from the Plan of Reorganization.

(b)                                 The liabilities subject to compromise other than debt were reinstated to the appropriate liability classification as part of the Plan of Reorganization.

(c)                                  The allocations of fair value are based upon preliminary valuation information and other studies that have not yet been completed due to the complexity of the analysis required.  It is anticipated that all necessary information will be available and the analysis will be completed during the third and fourth quarters of 2010.  Also included in this column is the adoption of the new accounting policy for supplies.

(d)                                 Balances reflect adjustments made during the three month period ended June 30, 2010 based on updated information pertaining to fair value of tangible and intangible assets, deferred tax liabilities, goodwill and other liabilities.

Postpetition Capital Structure

Pursuant to the Plan of Reorganization, as of the Effective Date, our new capital structure consists of the following:

• Postpetition Senior Credit Facility — Our prepetition senior credit facility was amended and restated to provide for a senior credit facility of approximately $311.2 million.  All Last-Out-Loans under our prepetition senior credit facility were paid in full on the Effective Date.  On July 29, 2010, we refinanced the postpetition senior credit facility and the postpetition senior credit facility was terminated.  See Note 12, Subsequent Events.

• 7.5% Senior Convertible Notes — We issued $140 million aggregate principal amount of 7.5% Senior Convertible Notes due 2020 (the “convertible notes”) pursuant to a rights offering.  The first six interest payments on the convertible notes will be paid-in-kind (“PIK”) interest.  Thereafter, beginning on August 26, 2013, interest on the convertible notes will be paid in cash.   As of the Effective Date, the initial $140 million principal amount of convertible notes was convertible into 186,666,662 shares of our Common Stock.

• Common Stock and Warrants — We issued the following equity securities: (i) 98,000,000 shares of our postpetition common stock, par value $0.01 per share (the “Common Stock”), to holders of our prepetition senior subordinated notes, on a pro rata basis (ii) 25,000,000 shares of Common Stock to the parties backstopping the rights offering of convertible notes as payment of their backstop fee, (iii) 2,000,000 shares of Common Stock to holders of our prepetition common stock on a pro rata basis, (iv) warrants to purchase 22,058,824 shares of Common Stock (the “Warrants”) to holders of our prepetition common stock on a pro rata basis and (v) 1,294,882 shares of Common Stock, net of shares withheld for tax purposes, under our Key Executive Incentive Plan.  The Warrants are exercisable at an exercise price of $2.10 per share until February 26, 2012.

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

Derivative Financial Instruments — We use derivative financial instruments as part of our overall risk management strategy as further described under Item 7A of our 2009 Annual Report on Form 10-K.  The derivative instruments used from time to time include interest rate and foreign exchange instruments. As of June 30, 2010, there were no derivatives that were designated as hedges for financial reporting purposes.

Interest Rate Instruments — From time to time, we use interest rate swap agreements as a means of fixing the interest rate on portions of our floating-rate debt.   The interest rate swap agreements are not designated as hedges for financial reporting purposes and are carried in the consolidated financial statements at fair value, with all realized and unrealized gains or losses reflected in current period earnings as a component of interest expense.  As of December 31, 2009, we had one interest rate swap agreement to exchange, at specified intervals, the difference between 3.81% from March 2008 through March 2010, and the variable rate interest amounts calculated by reference to the notional principal amount of $125 million.  As of December 31, 2009, we had a liability of $1.1 million included in accrued and other liabilities on the consolidated balance sheet.  On March 10, 2010 we terminated the swap agreement and paid the outstanding liability.

Gains and losses included as a component of interest expense for the three and six months ended June 30, 2009, included realized losses of $1,006 and $1,854, respectively, and unrealized gains of $573 and $1,381, respectively.

Foreign Exchange Instruments — We use foreign currency forward contracts and option contracts to limit foreign exchange risk on anticipated but not yet committed transactions expected to be denominated in Canadian dollars. As of June 30, 2010, the notional amount of open foreign exchange contracts was $658.

Gains and losses are included as a component of other income and are not material in 2010.  Gains included as a component of other income for the three and six months ended June 30, 2009, included realized gains of $543 and $750, respectively and unrealized gains of $601 and $162, respectively.

Commodity Price Instruments — We use commodity price swap contracts to limit exposure to changes in certain raw material prices. Commodity price instruments, which do not meet the normal purchase exception, are not designated as hedges for financial reporting purposes and, accordingly, are carried in the financial statements at fair value, with realized and unrealized gains and losses reflected in current period earnings as a component of Cost of goods sold. At June 30, 2010, we had no open commodity price swaps or futures contracts.

Earnings Per Common Share — Basic and diluted earnings (loss) per common share were computed as follows:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30,	Three Months Ended June 30,	Period from February 26 to June 30,	Period from January 1 to February 26,	Six Months Ended June 30,
(In thousands except per share data)	2010	2009	2010	2010	2009

Numerator:
Net income (loss)	$6,510	$(36,071)	$(46,518)	$50,802	$(67,126)
Less: Earnings allocated to participating securities	(3,906)	—	—	—	—
Net income (loss) available to common stockholders - basic	$2,604	$(36,071)	$(46,518)	$50,802	$(67,126)

Net income (loss)	$6,510	$(36,071)	$(46,518)	$50,802	$(67,126)
Effect of dilutive securities:
Unrealized gain on mark to market valuation of conversion option	(19,397)	—	—	—	—
Discount amortization expense	231	—	—	—	—
PIK interest expense	2,625	—	—	—	—
Net income (loss) available to common stockholders - diluted	$(10,031)	$(36,071)	$(46,518)	$50,802	$(67,126)

Denominator:
Weighted average shares outstanding — Basic	126,295	36,252	126,295	45,572	36,210
Weighted average effect of dilutive securities:
Convertible notes	186,667	—	—	—	—
Effect of restricted stock units	433	—	—	—	—
Weighted average shares outstanding - Diluted	313,395	36,252	126,295	45,572	36,210

Basic income (loss) per common share	$0.02	$(1.00)	$(0.37)	$1.07	$(1.85)
Diluted income (loss) per common share	$(0.03)	$(1.00)	$(0.37)	$1.07	$(1.85)

The computation of dilutive earnings per share for the three months ended June 30, 2010 did not include warrants exercisable for 22,058,824 shares of common stock because the effect would be anti-dilutive.  For the period February 26, 2010 through June 30, 2010, there were warrants exercisable for 22,058,824 shares of common stock and convertible notes exercisable for 186,666,667 shares of common stock that were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.  For the three and six months ended June 30, 2009, there were 544,738 stock options, 1,117,113 stock appreciation rights, and a warrant exercisable for 12,249,529 shares that were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.

Stock-Based Compensation —Compensation expense for share-based compensation programs was recognized as follows:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30,	Three Months Ended June 30,	Period from February 26 to June 30,	Period from January 1 to February 26,	Six Months Ended June 30,
(In thousands)	2010	2009	2010	2010	2009

Share-based compensation expense recognized	$150	$29	$150	$—	$124

On May 18, 2010 the Company authorized 1,829,517 shares of Common Stock for issuance pursuant to individual restricted stock unit agreements with employees of the Company.  The awards granted during 2010 vest in installments of 33%, 33%, and 34% over a three year period on the anniversary date of the grant.  As of June 30, 2010, there was approximately $1.8 million of unrecognized pre-tax compensation expense related to share-based awards not yet vested that will be recognized over a weighted-average period of 1.2 years.

Income Tax —We compute on a quarterly basis an estimated annual effective tax rate considering ordinary income and related income tax expense. Ordinary income refers to income (loss) before income tax expense excluding significant, unusual, or infrequently occurring items. The tax effect of an unusual or infrequently occurring item is recorded in the interim period in which it occurs. To the extent the Company cannot reliably estimate annual projected taxes for a taxing jurisdiction, taxes on ordinary income for such a jurisdiction are reported in the period in which they are incurred, which is the case for our domestic tax jurisdictions. Other items included in income tax expense in the periods in which they occur include the cumulative effect of changes in tax laws or rates, foreign exchange gains and losses, adjustments to uncertain tax positions, and adjustments to our valuation allowance due to changes in judgment in the realizability of deferred tax assets in future years.

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

New Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-6, “Improving Disclosures about Fair Value Measurements,” which requires interim disclosures regarding significant transfers in and out of Level 1 and Level 2 fair value measurements.

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

Note 2 — Operational Restructuring

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

Restructuring costs are shown below by reportable segment of the Predecessor Company:

	January 1, 2010 to February 26, 2010	Three Months Ended June 30,2009	Six Months Ended June 30,2009
Wheels
Employee severance costs	$—	$—	$643
Lease and other contractual commitments	—	141	141

Components
Employee severance costs	186	—	42
Lease and other contractual commitments	—	3,219	3,219

Corporate
Employee severance costs	—	602	913
Total	$186	$3,962	$4,958

The $0.2 million restructuring expenses recognized in the period January 1, 2010 to February 26, 2010 was recorded in cost of goods sold.  Of the $4.0 million restructuring expenses recognized in the three months ended June 30, 2009, $3.4 million was recorded in cost of goods sold and the remaining $0.6 million was recorded in selling, general and administrative operating expenses.  Of the $5.0 million restructuring expenses recognized in the six months ended June 30, 2009, $4.1 million was recorded in cost of goods sold and the remaining $0.9 million was recorded in selling, general and administrative operating expenses.

The following is a reconciliation of the beginning and ending restructuring reserve balances for the periods ended December 31, 2009 and June 30, 2010:

	Employee Severance Costs	Lease and Other Contractual Costs	Total
Balance January 1, 2009	$4,281	$—	$4,281
Costs incurred and charged to operating expenses	1,037	—	1,037
Costs incurred and charged to cost of goods sold	788	3,360	4,148
Adjustments (1)	—	59	59
Costs paid or otherwise settled	(5,420)	(259)	(5,679)
Balance at December 31, 2009	$686	$3,160	$3,846
Costs incurred and charged to operating expenses	—	—	—
Costs incurred and charged to cost of goods sold	186	—	186
Adjustments (1)	—	9	9
Costs paid or otherwise settled	(293)	—	(293)
Balance at February 26, 2010	$579	$3,169	$3,748
Costs incurred and charged to operating expenses	116	—	116
Costs incurred and charged to cost of goods sold	46	—	46
Adjustments (1)	—	(2,449)	(2,449)
Costs paid or otherwise settled	(429)	—	(429)
Balance at June 30, 2010	$312	$720	$1,032

(1) Represents accretion of interest on discounted restructuring liabilities and reduction in liability due to settlement agreement.

The remaining accrued liabilities will be paid in 2010.

Note 3 - Inventories

Inventories are stated at the lower of cost or market.  We review inventory on hand and write down excess and obsolete inventory based on our assessment of future demand and historical experience.  The components of inventory on a FIFO basis are as follows:

	Successor	Predecessor
	June 30, 2010	December 31, 2009
Raw materials	$20,021	$14,432
Work in process	19,755	15,566
Finished manufactured goods	27,897	20,744
Total inventories	$67,673	$50,742

Note 4 - Goodwill and Other Intangible Assets

Goodwill and any indefinite-lived intangible assets are assessed for impairment annually or more frequently if circumstances indicate impairment may have occurred.  The analysis of potential impairment of goodwill requires a two-step approach.  The first step is the estimation of fair value of each reporting unit, which is compared to the carrying value.  If step one indicates that impairment potentially exists, the second step is performed to measure the amount of impairment, if any.  Goodwill impairment exists when the implied fair value of goodwill is less than its carrying value.

The preliminary allocations of fair value to our reportable segments are based upon preliminary valuation information and have not yet been completed due to the complexity of the analysis required.  It is anticipated that the analysis will be completed during the third and fourth quarters of 2010.  During the period ending June 30, 2010, fair value estimates we recorded for tangible and intangible assets, deferred taxes and other liabilities, resulted in a $77.0 million change in allocated goodwill.  The changes in goodwill from February 26, 2010 to June 30, 2010 are as follows:

	Wheels	Components	Other	Corporate	Total
Balance as of February 26, 2010	$131,859	$49,564	$9,991	$—	$191,414
Valuation adjustment	(66,431)	(13,076)	2,477	—	(77,030)
Balance as of June 30, 2010	$65,428	$36,488	$12,468	$—	$114,384

The preliminary value for intangible assets for the Successor Company includes $40,900 of technology which will be amortized over 15 years, $166,100 of customer relationships which will be amortized over 20 years, not deductible for income tax purposes, and $34,000 of trade names that are not subject to amortization.

The changes in the carrying amount of other intangible assets for the period January 1, 2010 to February 26, 2010 by reportable segment for the Predecessor Company, are as follows:

	Components	Other	Corporate	Total

Balance as of December 31, 2009	$83,045	$5,812	$373	$89,230
Amortization	(726)	(64)	(31)	(821)
Balance as of February 26, 2010	$82,319	$5,748	$342	$88,409

The changes in the carrying amount of other intangible assets for the period February 26, 2010 to June 30, 2010 by reportable segment for the Successor Company, are as follows:

	Wheels	Components	Other	Total

Balance as of February 26, 2010	$127,800	$81,100	$36,900	$245,800
Valuation adjustment	(3,300)	(1,700)	200	(4,800)
Amortization	(1,903)	(1,203)	(613)	(3,719)
Balance as of June 30, 2010	$122,597	$78,197	$36,487	$237,281

The summary of goodwill and other intangible assets is as follows:

		Successor			Predecessor
	Weighted	As of June 30, 2010			As of December 31, 2009
	Average Useful Lives	Gross Amount	Accumulated Amortization	Carrying Amount	Gross Amount	Accumulated Amortization & Impairment	Carrying Amount
Goodwill	—	$114,384	$—	$114,384	$378,804	$251,330	$127,474
Other intangible assets:
Non-compete agreements	3.0	$—	$—	$—	$3,160	$2,787	$373
Trade names	—	34,000	—	34,000	38,080	30,980	7,100
Technology	15.0	40,900	911	39,989	33,540	11,279	22,261
Customer relationships	20.0	166,100	2,808	163,292	71,500	12,004	59,496
	19.0	$241,000	$3,719	$237,281	$146,280	$57,050	$89,230

We estimate that aggregate intangible asset amortization expense for the Successor Company will be $9,195 in 2010 and $11,032 in each year beginning 2011 through 2014.

Note 5 - Comprehensive loss

Comprehensive loss for the period is summarized as follows:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30,	Three Months Ended June 30,	Period from February 26 to June 30,	Period from January 1 to February 26,	Six Months Ended June 30,
(In thousands)	2010	2009	2010	2010	2009

Net income (loss)	$6,510	$(36,071)	$(46,518)	$50,802	$(67,126)
Other comprehensive income (loss), net of tax:
Foreign currency translation impact on pension liabilities adjustment	802	(1,208)	802	—	(689)
Total comprehensive income (loss)	$7,312	$(37,279)	$(45,716)	$50,802	$(67,815)

Included in accumulated other comprehensive loss is the impact of pension liability fluctuations in the Canadian dollar to U.S. dollar exchange rate related to our Canadian pension plans.

Note 6 - Pension and Other Postretirement Benefit Plans

Components of net periodic benefit cost for the periods ended:

	Pension Benefits		Other Benefits
	Successor	Predecessor	Successor	Predecessor
	Three Months ended June 30,	Three Months ended June 30,	Three Months ended June 30,	Three Months ended June 30,
	2010	2009	2010	2009
Service cost-benefits earned during the period	$393	$373	$90	$79
Interest cost on projected benefit obligation	2,917	2,894	951	922
Expected return on plan assets	(3,287)	(3,032)	—	—
Amortization of net transition (asset) obligation	3	3	—	—
Amortization of prior service (credit) cost	75	89	(393)	(393)
Amortization of (gain)/loss	878	555	(1)	(127)
Total benefits cost charged to income	$979	$882	$647	$481

	Pension Benefits			Other Benefits
	Successor	Predecessor		Successor	Predecessor
	Period from February 26 to June 30,	Period from January 1 to February 26,	Six Months ended June 30,	Period from February 26 to June 30,	Period from January 1 to February 26,	Six Months ended June 30,
	2010	2010	2009	2010	2010	2009
Service cost-benefits earned during the period	$528	$269	$745	$121	$61	$155
Interest cost on projected benefit obligation	3,912	1,989	5,715	1,272	642	1,827
Expected return on plan assets	(4,410)	(2,245)	(5,977)	—	—	—
Amortization of net transition (asset) obligation	4	2	6	—	—	—
Amortization of prior service (credit) cost	101	53	171	(524)	(261)	(786)
Amortization of (gain)/loss	1,179	603	1,087	(1)	—	(256)
Total benefits cost charged to income	$1,314	$671	$1,747	$868	$442	$940

From January 1, 2010 to February 26, 2010 and during the period from February 26, 2010 to June 30, 2010, contributions of $0.9 million and $2.9 million have been made to our sponsored pension plans, respectively.  We presently anticipate contributing an additional $5.8 million to fund our pension plans during 2010.

Note 7 — Commitments and Contingencies

We are from time to time involved in various legal proceedings of a character normally incident to our business. We do not believe that the outcome of these proceedings will have a material adverse effect on our consolidated financial condition or results of our operations.

As of June 30, 2010, we had an environmental reserve of approximately $1.5 million, related primarily to our foundry operations. This reserve is based on current cost estimates and does not reduce estimated expenditures to net present value, but does take into account the benefit of a contractual indemnity given to us by a prior owner of our wheel-end subsidiary. The failure of the indemnitor to fulfill its obligations could result in future costs that may be material. Any cash expenditures required by us or our subsidiaries to comply with applicable environmental laws and/or to pay for any remediation efforts will not be reduced or otherwise affected by the existence of the environmental reserve. We currently anticipate spending approximately $0.2 million per year in 2010 through 2013 for monitoring the various environmental sites associated with the environmental reserve, including attorney and consultant costs for strategic planning and negotiations with regulators and other potentially responsible parties, and payment of remedial investigation costs. Based on all of the information presently available to us, we believe that our environmental reserves will be adequate to cover the future costs related to the sites associated with the environmental reserves and that any additional costs will not have a material adverse effect on our financial condition, results of operations or cash flows. However, the discovery of additional sites, the modification of existing or the promulgation of new laws or regulations, more vigorous enforcement by regulators, the imposition of joint and several liability under CERCLA or analogous state laws or other unanticipated events could result in a material adverse effect.

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

As of June 30, 2010, we had approximately 2,777 employees, of which 651 were salaried employees with the remainder paid hourly. Unions represent approximately 1,544 of our employees, which is approximately 56% of our total employees. We have collective bargaining agreements with several unions, including (1) the United Auto Workers, (2) the International Brotherhood of Teamsters, (3) the United Steelworkers, (4) the International Association of Machinists and Aerospace Workers, (5) the National Automobile, Aerospace, Transportation, and General Workers Union of Canada and (6) El Sindicato Industrial de Trabajadores de Nuevo Leon.

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

The carrying amounts of cash and cash equivalents, trade receivables, and accounts payable approximate fair value because of the relatively short maturity of these instruments. The fair value of debt at December 31, 2009 and June 30, 2010 was $400.9 million and $647.5 million, respectively.

	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3
As of June 30, 2010

Liabilities
Postpetition common stock warrants	$3,750			$3,750
Conversion option within our convertible notes	202,193			202,193

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

The following table summarizes changes in fair value of our Level 3 assets and (liabilities) for the periods ended December 31, 2009, February 26, 2010, and June 30, 2010:

	Marketable Securities	Prepetition Common Stock Warrants	Postpetition Common Stock Warrants	Conversion Option within our Convertible Notes
Balance at January 1, 2009	$5,000	—	—	—
Purchase (issuance) of securities	—	$(4,655)	—	—
Unrealized gain (loss) recognized	—	594	—	—
Realized loss	(1,100)	—	—	—
Net settlements	(3,900)	3,985	—	—
Balance at December 31, 2009	$—	$(76)	—	—
Net settlements	—	76	—	—
Issuance of securities	—	—	$6,618	$170,989
Balance at February 26, 2010	$—	$—	$6,618	$170,989
Unrealized (gain) loss	—	—	(2,868)	31,204
Balance at June 30, 2010	$—	$—	$3,750	$202,193

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

The fair values of our reportable segments are based upon preliminary valuation information which has not yet been completed due to the complexity of the analysis required. It is anticipated that the analysis will be completed during the third and fourth quarters of 2010. Due to the impact of this on our reportable segments, the information in the table below should be considered preliminary.

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30,	Three Months Ended June 30,	Period from February 26 to June 30,	Period from January 1 to February 26,	Six Months Ended June 30,
(In thousands except per share data)	2010	2009	2010	2010	2009

Net sales:
Wheels	$70,065	$54,220	$93,826	$38,379	$111,105
Components	107,826	73,067	142,980	57,233	147,123
Other	17,748	7,919	23,747	8,447	20,554
Consolidated total	$195,639	$135,206	$260,553	$104,059	$278,782

Income (loss) from operations:
Wheels	$4,950	$(2,614)	$6,325	$2,663	$2,874
Components	1,033	(11,329)	2,344	(2,250)	(23,545)
Other	4,225	605	4,968	1,662	3,245
Corporate	(14,624)	(8,173)	(16,819)	(5,188)	(16,269)
Consolidated total	$(4,416)	$(21,511)	$(3,182)	$(3,113)	$(33,695)

	Successor	Predecessor
	As of
	June 30, 2010	December 31, 2009
Total assets:
Wheels	$440,286	$265,977
Components	287,313	230,618
Other	73,505	29,997
Corporate	64,889	145,078
Consolidated total	$865,993	$671,670

Note 10 - Debt

Debt at June 30, 2010, and December 31, 2009, consisted of the following:

	Successor	Predecessor
	June 30, 2010	December 31, 2009
	Debt	Subject to Compromise	Debt
Term Facility — Non-related Parties	$310,520	$—	$224,560
Term Facility — Related Party Last-Out Loans	—	—	79,486
Senior Subordinated Notes	—	275,000	—
Convertible Notes, including conversion option	319,435
Revolving Credit Facility	—	—	71,659
Term Facility Discount	—	—	(3,233)
Debtors-In-Possession (“DIP”) Facility	—	—	25,000
Total	$629,955	$275,000	$397,472

Pursuant to the Plan of Reorganization, as of the Effective Date, our new capital structure consists of the following:

• Postpetition Senior Credit Facility — Our prepetition senior credit facility was amended and restated to provide for a senior credit facility of approximately $311.2 million. The interest rate for all loans will be, at our option, LIBOR + 6.75% (with a LIBOR floor of 3.00%) or Base Rate + 5.75% (with a Base Rate floor of 4.00%). The maturity for all loans and reimbursements of draws under the letters of credit is June 30, 2013. As part of the amendment, the financial covenants in the prepetition senior credit facility were replaced with minimum liquidity and minimum EBITDA covenants and a maximum capital expenditure covenant. The postpetition senior credit facility is secured by, among other things, a lien on substantially all of our U.S. and Canadian properties, assets and domestic subsidiaries and a pledge of 65% of the stock of our foreign subsidiaries. All Last-Out-Loans under our prepetition senior credit facility were paid on the Effective Date.

On July 29, 2010, we refinanced the postpetition credit facility and the postpetition credit facility was terminated. See Note 12, Subsequent Events.

• 7.5% Senior Convertible Notes — We issued $140 million aggregate principal amount of convertible notes. The first six interest payments on the convertible notes will be PIK interest. Thereafter, beginning on August 26, 2013, interest on the convertible notes will be paid in cash.

The $140 million principal amount of convertible notes is convertible into 60% of our outstanding Common Stock (as defined below), on a diluted basis as provided for in the Plan of Reorganization. The convertible notes are convertible into common stock at an initial conversion rate of 1333.3333 per $1,000 principal amount of notes (equivalent to an initial conversion price of $0.75 per share of common stock). The convertible notes are redeemable by the Company subject to the terms of the indenture governing the convertible notes.

The embedded conversion option is bifurcated and accounted for separately from the convertible debt. The conversion option is recorded at fair value and presented with the convertible notes on the consolidated balance sheet. Each period, the conversion option will be recorded at fair value with the corresponding non-cash gain or loss recognized in our consolidated statements of operations as a component of other income (expense). The increase in fair value from February 26, 2010 to June 30, 2010 was $31.2 million, and the decrease in fair value for the three months ended June 30, 2010 was $19.4 million.

• Common Stock and Warrants — We issued the following equity securities: (i) 98,000,000 shares of Common Stock to holders of our prepetition senior subordinated notes, on a pro rata basis (ii) 25,000,000 shares of Common Stock to the parties backstopping the rights offering of convertible notes as payment of their backstop fee, (iii) 2,000,000 shares of Common Stock to holders of our prepetition common stock on a pro rata basis, (iv) Warrants to purchase 22,058,824 shares of Common Stock to holders of our prepetition common stock on a pro rata basis and (v) 1,294,882 shares of Common Stock, net of shares withheld for tax purposes, under our Key Executive Incentive Plan.  The Warrants are exercisable at $2.10 per share until February 26, 2012, when they expire.

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

Note 11 — Guarantor and Non-guarantor Financial Statements

Our postpetition senior credit facility is secured by, among other things, a lien on substantially all of our U.S. and Canadian properties, assets and domestic subsidiaries (“Guarantor Subsidiaries”) and a pledge of 65% of the stock of our foreign subsidiaries.  Our convertible notes are fully and unconditionally guaranteed, on a joint and several basis, by substantially all of our 100% owned domestic subsidiaries. The non-guarantor subsidiaries are our foreign subsidiaries.   The following condensed financial information illustrates the composition of the combined Guarantor Subsidiaries:

CONDENSED CONSOLIDATED BALANCE SHEET

	June 30, 2010
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
ASSETS
Cash and cash equivalents	$48,037	$(1,234)	$5,516	—	$52,319
Accounts receivable, net	37,698	31,811	6,419	$18,643	94,571
Inventories	20,382	42,648	4,656	(13)	67,673
Other current assets	1,886	2,961	25,054	(22,000)	7,901
Total current assets	108,003	76,186	41,645	(3,370)	222,464
Property, plant, and equipment, net	42,729	168,125	52,879	—	263,733
Goodwill	22,865	69,665	21,854	—	114,384
Intangible assets, net	54,295	147,916	35,070	—	237,281
Investments in and advances to subsidiaries and affiliates	566,004	—	—	(566,004)	—
Other non-current assets	16,469	2,231	9,431	—	28,131
TOTAL	$810,365	$464,123	$160,879	$(569,374)	$865,993
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$11,868	$41,230	$5,837	—	$58,935
Accrued payroll and compensation	3,337	9,241	5,716	—	18,294
Accrued interest payable	70	—	23	—	93
Accrued and other liabilities	6,068	19,473	38,633	$(35,782)	28,392
Total current liabilities	21,343	69,944	50,209	(35,782)	105,714
Long term debt	607,955	—	22,000	—	629,955
Deferred and non-current income taxes	155,527	(133,999)	1,122	—	22,650
Other non-current liabilities	21,725	68,211	13,923	—	103,859
Stockholders’ equity	3,815	459,967	73,625	(533,592)	3,815
TOTAL	$810,365	$464,123	$160,879	$(569,374)	$865,993

	December 31, 2009
(in thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
ASSETS
Cash and cash equivalents	$53,505	$(1,871)	$4,887	—	$56,521
Accounts receivable, net	26,145	185,953	5,831	$(151,628)	66,301
Inventories	14,870	33,963	2,091	(182)	50,742
Other current assets	6,603	12,675	26,346	(20,051)	25,573
Total current assets	101,123	230,720	39,155	(171,861)	199,137
Property, plant, and equipment, net	34,672	154,173	40,682	—	229,527
Goodwill	66,973	52,460	8,041	—	127,474
Intangible assets, net	373	88,857	—	—	89,230
Investments in and advances to subsidiaries and affiliates	271,863	—	—	(271,863)	—
Other non-current assets	17,104	1,341	7,857	—	26,302
TOTAL	$492,108	$527,551	$95,735	$(443,724)	$671,670
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$5,289	$22,206	$3,782	—	31,277
Debt	375,472	—	22,000	$—	397,472
Accrued payroll and compensation	3,006	5,885	5,427	—	14,318
Accrued interest payable	3,067	—	504	—	3,571
Accrued and other liabilities	8,297	277,845	1,977	(260,472)	27,647
Total current liabilities	395,131	305,936	33,690	(260,472)	474,285
Deferred and non-current income taxes	10,810	10,347	1,031	—	22,188
Other non-current liabilities	18,465	69,442	13,442	—	101,349
Liabilities subject to compromise	295,968	6,146	—	—	302,114
Stockholders’ equity (deficiency)	(228,266)	135,680	47,572	(183,252)	(228,266)
TOTAL	$492,108	$527,551	$95,735	$(443,724)	$671,670

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor
	Three Months Ended June 30, 2010
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$91,435	$105,109	$27,852	$(28,757)	$195,639
Cost of goods sold	88,484	93,730	26,363	(28,757)	179,820
Gross profit	2,951	11,379	1,489	—	15,819
Operating expenses	16,466	3,699	70	—	20,235
Income (loss) from operations	(13,515)	7,680	1,419	—	(4,416)
Other income (expense):
Interest expense, net	(10,427)	(33)	223	—	(10,237)
Equity in earnings (losses) of subsidiaries	7,151	—	—	(7,151)	—
Other income (expense), net	23,162	97	(1,595)	—	21,644
Income before and income taxes	6,371	7,744	47	(7,151)	7,011
Income tax provision (benefit)	(139)	—	640	—	501
Net income (loss)	$6,510	$7,744	$(593)	$(7,151)	$6,510

	Predecessor
	Three Months Ended June 30, 2009
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$68,603	$69,542	$18,916	$(21,855)	$135,206
Cost of goods sold	70,786	73,415	21,881	(21,855)	144,227
Gross loss	(2,183)	(3,873)	(2,965)	—	(9,021)
Operating expenses	9,278	3,098	114	—	12,490
Loss from operations	(11,461)	(6,971)	(3,079)	—	(21,511)
Other income (expense):
Interest expense, net	(15,211)	(54)	(326)	—	(15,591)
Equity in earnings (losses) of subsidiaries	(7,523)	—	—	7,523	—
Other income (expense), net	(1,846)	75	3,314	—	1,543
Income (loss) before income taxes	(36,041)	(6,950)	(91)	7,523	(35,559)
Income tax provision	30	—	482	—	512
Net loss	$(36,071)	$(6,950)	$(573)	$7,523	$(36,071)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor
	Period from February 26 to June 30, 2010
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$122,316	$140,924	$37,999	$(40,686)	$260,553
Cost of goods sold	120,851	124,360	34,609	(40,686)	239,134
Gross profit	1,465	16,564	3,390	—	21,419
Operating expenses	19,515	4,985	101	—	24,601
Income (loss) from operations	(18,050)	11,579	3,289	—	(3,182)
Other income (expense):
Interest expense, net	(13,567)	(44)	(119)	—	(13,730)
Equity in earnings (losses) of subsidiaries	13,060	—	—	(13,060)	—
Other income (expense), net	(28,258)	164	(1,169)	—	(29,263)
Income (loss) before and income taxes	(46,815)	11,699	2,001	(13,060)	(46,175)
Income tax provision (benefit)	(297)	—	640	—	343
Net income (loss)	$(46,518)	$11,699	$1,361	$(13,060)	$(46,518)

	Predecessor
	Period from January 1 to February 26, 2010
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$47,897	$56,971	$14,011	$(14,820)	$104,059
Cost of goods sold	45,553	54,526	14,318	(14,820)	99,577
Gross profit (loss)	2,344	2,445	(307)	—	4,482
Operating expenses	5,327	2,216	52	—	7,595
Income (loss) from operations	(2,983)	229	(359)	—	(3,113)
Other income (expense):
Interest expense, net	(6,804)	(21)	(671)	—	(7,496)
Equity in earnings (losses) of subsidiaries	(826)	—	—	826	—
Other income (expense), net	547	49	(30)	—	566
Income (loss) before reorganization items and income taxes	(10,066)	257	(1,060)	826	(10,043)
Reorganization items	(59,334)	21	2	—	(59,311)
Income tax benefit	(1,534)	—	—	—	(1,534)
Net income (loss)	$50,802	$236	$(1,062)	$826	$50,802

	Predecessor
	Six Months Ended June 30, 2009
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$132,858	$148,370	$41,075	$(43,521)	$278,782
Cost of goods sold	129,874	161,616	39,794	(43,521)	287,763
Gross profit (loss)	2,984	(13,246)	1,281	—	(8,981)
Operating expenses	18,312	6,062	340	—	24,714
Income (loss) from operations	(15,328)	(19,308)	941	—	(33,695)
Other income (expense):
Interest expense, net	(27,749)	(67)	(1,078)	—	(28,894)
Loss on extinguishment of debt	(5,389)	—	—	—	(5,389)
Equity in earnings of subsidiaries	(17,380)	—	—	17,380	—
Other income (expense), net	(260)	154	2,460	—	2,354
Income (loss) before income taxes	(66,106)	(19,221)	2,323	17,380	(65,624)
Income tax provision	1,020	—	482	—	1,502
Net income (loss)	$(67,126)	$(19,221)	$1,841	$17,380	$(67,126)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor
	Period from February 26 to June 30, 2010
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(46,518)	$11,699	$1,361	$(13,060)	$(46,518)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	3,966	8,875	1,861	—	14,702
Amortization — other intangible assets	1,903	1,816	—	—	3,719
Loss on disposal of assets	3	19	2	—	24
Deferred income taxes	(298)	—	—	—	(298)
Payments on reorganization items	(19,722)	—	—	—	(19,722)
Paid-in-kind interest	3,500	—	—	—	3,500
Non-cash stock-based compensation	150	—	—	—	150
Equity in earnings of subsidiaries and affiliates	(13,060)	—	—	13,060	—
Non-cash change in market valuation - convertible notes	31,204	—	—	—	31,204
Change in warrant liability	(2,868)	—	—	—	(2,868)
Change in other operating items	10,819	(16,090)	(912)	—	(6,183)
Net cash provided by (used in) operating activities	(30,921)	6,319	2,312	—	(22,290)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(920)	(3,419)	(436)	—	(4,775)
Other	(2,512)	130	—	—	(2,382)
Net cash used in investing activities	(3,432)	(3,289)	(436)	—	(7,157)

CASH FLOWS FROM FINANCING ACTIVITIES:
Other	1,419	—	—	—	1,419
Net cash provided by financing activities	1,419	—	—	—	1,419

Increase (decrease) in cash and cash equivalents	(32,934)	3,030	1,876	—	(28,028)
Cash and cash equivalents, beginning of period	80,971	(4,264)	3,640	—	80,347
Cash and cash equivalents, end of period	$48,037	$(1,234)	$5,516	$—	$52,319

	Predecessor
	Period from January 1 to February 26, 2010
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$50,802	$236	$(1,062)	$826	$50,802
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,205	4,527	979	—	6,711
Amortization — deferred financing costs	690	—	4	—	694
Amortization — other intangible assets	31	790	—	—	821
Reorganization items	(59,334)	21	2	—	(59,311)
Payments on reorganization items	(12,164)	—	—	—	(12,164)
Paid-in-kind interest	1,769	—	—	—	1,769
Loss (gain) on disposal of assets	2	1	—	—	3
Equity in earnings of subsidiaries and affiliates	826	—	—	(826)	—
Deferred income taxes	(1,560)	—	—	—	(1,560)
Change in other operating items	(752)	(6,636)	(1,150)	—	(8,538)
Net cash used in operating activities	(18,485)	(1,061)	(1,227)	—	(20,773)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(60)	(1,377)	(20)	—	(1,457)
Other	(600)	45	—	—	(555)
Net cash used in investing activities	(660)	(1,332)	(20)	—	(2,012)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from debt issuance	46,611	—	—	—	46,611
Net cash provided by financing activities	46,611	—	—	—	46,611

Increase (decrease) in cash and cash equivalents	27,466	(2,393)	(1,247)	—	23,826
Cash and cash equivalents, beginning of year	53,505	(1,871)	4,887	—	56,521
Cash and cash equivalents, end of period	$80,971	$(4,264)	$3,640	$—	$80,347

	Predecessor
	Six Months Ended June 30, 2009
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(67,126)	$(19,221)	$1,841	$17,380	$(67,126)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	3,722	15,672	2,892	—	22,286
Amortization — deferred financing costs	2,112	2	13	—	2,127
Amortization — other intangible assets	93	2,367	—	—	2,460
Loss on extinguishment of debt	5,389	—	—	—	5,389
Change in warrant liability	(729)	—	—	—	(729)
Paid-in-kind interest	3,643	—	—	—	3,643
Loss (gain) on disposal of assets	(170)	139	(1)	—	(32)
Equity in earnings of subsidiaries and affiliates	17,380	—	—	(17,380)	—
Non-cash stock-based compensation	124	—	—	—	124
Change in other operating items	5,412	8,252	(14,219)	—	(555)
Net cash provided by (used in) operating activities	(30,150)	7,211	(9,474)	—	(32,413)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(4,459)	(5,942)	(328)	—	(10,729)
Other	—	146	—	—	146
Net cash used in investing activities	(4,459)	(5,796)	(328)	—	(10,583)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in revolving credit advance	(14,374)	—	(8,000)	—	(22,374)
Other	(10,749)	—	—	—	(10,749)
Net cash used in financing activities	(25,123)	—	(8,000)	—	(33,123)

Increase (decrease) in cash and cash equivalents	(59,732)	1,415	(17,802)	—	(76,119)
Cash and cash equivalents, beginning of year	95,630	(1,633)	29,679	—	123,676
Cash and cash equivalents, end of period	$35,898	$(218)	$11,877	$—	$47,557

Note 12 — Subsequent Events

On July 22, 2010, we priced $310 million aggregate principal amount of first priority senior secured notes due 2018 (the “Notes”) in a private placement that is exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”).  The Notes were sold at a price equal to 97.288% of their face value.

                In connection with the private placement transaction, we entered into a new ABL Credit Agreement (the “ABL facility”).  The ABL facility is a senior secured asset based revolving credit facility in an aggregate principal amount of up to $75.0 million, with the right, subject to certain conditions, to increase the availability under the facility by up to $25.0 million in the aggregate (for a total aggregate availability of $100.0 million). The four-year ABL facility matures on July 29, 2014 and provides for loans and letters of credit in an aggregate amount up to the amount of the facility, subject to meeting certain borrowing base conditions, with sub-limits of up to $10.0 million for swingline loans and $25.0 million to be available for the issuance of letters of credit.  Loans under the ABL facility initially bears interest at an annual rate equal to either LIBOR plus 3.50% or Base Rate plus 2.50%, at our option, subject to changes based on our leverage ratio as defined in the ABL facility.

We must also pay a commitment fee equal to 0.50% per annum to the lenders under the ABL facility if utilization under the facility exceeds 50.0% of the total commitments under the facility and a commitment fee equal to 0.75% per annum if utilization under the facility is less than or equal to 50.0% of the total commitments under the facility. Customary letter of credit fees are also payable, as necessary.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The accompanying unaudited condensed interim consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and such principles are applied on a basis consistent with the information reflected in our Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC.  In the opinion of management, the interim financial information includes all adjustments and accruals, consisting only of normal recurring adjustments and adjustments related to fresh start accounting as noted in Note 1 — Summary of Significant Accounting Policies, which are necessary for a fair presentation of results for the respective interim periods.  The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2010 or any interim period.  Except for the historical information contained herein, this quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties.  Our actual results may differ materially from those indicated by such forward-looking statements.

Overview

We are one of the largest manufacturers and suppliers of commercial vehicle components in North America, offering one of the broadest product lines to the commercial vehicle industry. We believe that we have the number one or number two market position in a variety of heavy- and medium-duty commercial vehicle products including: steel wheels, forged aluminum wheels, brake drums, disc wheel hubs, metal bumpers and seating assemblies.  We market our products under some of the most recognized brand names in the industry, including Accuride, Bostrom, Brillion, Fabco, Gunite, Highway Original, and Imperial. We have long-standing relationships with the leading original equipment manufacturers (“OEMs”) and the related aftermarket channels in most major segments of the commercial vehicle market, including heavy- and medium-duty trucks, commercial trailers, light trucks, buses, as well as specialty and military vehicles.

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

Results of Operations

Allocations of fair value to tangible and intangible assets, goodwill, pension obligations and deferred taxes are based upon preliminary valuation information.  It is anticipated that all necessary information will be available and the analysis will be completed during the third and fourth quarters of 2010.

In connection with our emergence from Chapter 11 bankruptcy proceedings and the adoption of fresh-start accounting, the results of operations for 2010 separately present the 2010 Successor Period and the 2010 Predecessor Period. Although the 2010 Successor Period and the 2010 Predecessor Period are distinct reporting periods, the effects of emergence and fresh-start accounting did not have a material impact on the comparability of our results of operations between the periods. Accordingly, references to 2010 results of operations for the six months ended June 30, 2010 combine the two periods in order to enhance the comparability of such information to the prior year. A summary of our operating results for the three and six months ended June 30, 2010 and 2009 and as a percentage of net sales is shown below:

Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009

(Dollars in thousands)	Fiscal 2010		Fiscal 2009

Net sales:
Wheels	$70,065	35.8%	$54,220	40.1%
Components	107,826	55.1%	73,067	54.0%
Other	17,748	9.1%	7,919	5.9%
Total net sales	195,639	100.0%	135,206	100.0%
Gross profit (loss):
Wheels	7,964	11.4%	(843)	(1.6)%
Components	2,999	2.8%	(9,100)	(12.5)%
Other	5,726	32.3%	1,503	19.0%
Corporate	(870)	—%	(581)	—%
Total gross profit (loss)	15,819	8.1%	(9,021)	(6.7)%
Operating expenses	20,235	10.3%	12,490	9.2%
Loss from operations	(4,416)	(2.3)%	(21,511)	(15.9)%
Interest (expense), net	(10,237)	(5.2)%	(15,591)	(11.5)%
Non-cash market valuation — convertible notes	19,397	9.9%	—	—%
Other income, net	2,267	1.2%	1,543	1.1%
Income tax expense	501	0.3%	512	0.4%
Net income (loss)	$6,510	3.3%	$(36,071)	(26.7)%

Net Sales.  Net sales for the three months ended June 30, 2010, were $195.6 million, which was an increase of 44.7%, compared to net sales of $135.2 million for the three months ended June 30, 2009.  The increase was due to increased product demand from both our OEM and aftermarket customers.

Gross Profit.  Gross profit increased $24.8 million to $15.8 million for the three months ended June 30, 2010 due to the contribution from increased net sales, better capacity utilization with higher sales volumes and improvements in operating efficiencies.

Interest Expense.  Net interest expense decreased $5.4 million to $10.2 million for the three months ended June 30, 2010 from $15.6 million for the three months ended June 30, 2009.  This was mostly due to lower debt levels, which resulted in lower interest expense of approximately $3.2 million.  During 2009, we recognized $1.2 million in interest expenses related to warrant and debt issue cost amortization, which were not recognized during 2010.

Market Valuation — Conversion Option on Convertible Notes.  In connection with accounting guidance following the emergence from Chapter 11, we record the conversion option on our convertible notes at fair value.  Due to the decrease in value of the conversion option, we recorded income of $19.4 million during the three months ended June 30, 2010.  We expect these unrealized, non-cash gains or losses to continue as the fair value of the conversion option fluctuates.

Net Income.  We had net income of $6.5 million for the three months ended June 30, 2010 compared to a net loss of $36.1 million for the three months ended June 30, 2009.  The primary reasons for the improvement are improved gross profit margins related to increased net sales and operating efficiencies and non-cash market valuation gain for the conversion option on our convertible debt.

Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

(In thousands except per share data)	Fiscal 2010		Fiscal 2009

Net sales:
Wheels	$132,205	36.3%	$111,105	39.8%
Components	200,213	54.9%	147,123	52.8%
Other	32,194	8.8%	20,554	7.4%
Total net sales	364,612	100.0%	278,782	100.0%
Gross profit (loss):
Wheels	14,256	10.8%	6,740	6.1%
Components	4,016	2.0%	(19,551)	(13.3)%
Other	9,440	29.3%	5,367	26.1%
Corporate	(1,811)	—%	(1,537)	—%
Total gross profit (loss)	25,901	7.1%	(8,981)	(3.2)%
Operating expenses	32,196	8.8%	24,714	8.9%
Loss from operations	(6,295)	(1.7)%	(33,695)	(12.1)%
Interest (expense), net	(21,226)	(5.8)%	(28,894)	(10.4)%
Loss on extinguishment of debt	—	—%	(5,389)	(1.9)%
Non-cash market valuation — convertible notes	(31,204)	(8.6)%	—	—%
Other income, net	2,507	0.7%	2,354	0.8%
Reorganization items (gain)	(59,311)	(16.3)%	—	—%
Income tax expense (benefit)	(1,191)	(0.3)%	1,502	0.5%
Net income (loss)	$4,284	1.2%	$(67,126)	(24.1)%

Net Sales.  Combined net sales for the six months ended June 30, 2010, were $364.6 million, which was an increase of 30.8%, compared to net sales of $278.8 million for the six months ended June 30, 2009.  The increase was due to increased product demand from both our OEM and aftermarket customers.

Gross Profit.  Gross profit increased $34.9 million to $25.9 million for the six months ended June 30, 2010 due to the contribution from increased net sales, better capacity utilization with higher sales volumes and improvements in operating efficiencies.

Interest Expense.  Net interest expense decreased $7.7 million to $21.2 million for the six months ended June 30, 2010 from $28.9 million for the six months ended June 30, 2009.  This was mostly due to not recognizing interest related to our prepetition senior subordinated notes that were cancelled as part of our Plan of Reorganization and having a reduced net debt position as a result of our Plan of Reorganization.

Market Valuation — Conversion Option on Convertible Notes.  In connection with accounting guidance following the emergence from Chapter 11, we record the conversion option on our convertible notes at fair value.  Due to the increase in value of the conversion option, we recorded a charge to income of $31.2 million during 2010.  We expect these unrealized, non-cash gains or losses to continue as the fair value of the conversion options fluctuates.

Reorganization Items.  ASC 852 requires the recognition of certain transactions directly related to the reorganization as reorganization expense or income in the statement of operations. The reorganization gain of $59.3 million for 2010 consisted of $25.0 million professional fees directly related to reorganization and an $84.3 million gain on the discharge and issuance of our debt instruments.

Net Income.  We had net income of $4.3 million for the six months ended June 30, 2010 compared to a net loss of $67.1 million for the six months ended June 30, 2009.  The primary reasons for the improvement are the improved gross profit on higher sales volumes, the net of one-time items related to the debt discharge, and the non-cash market valuation charge for the conversion option on our convertible notes.

Changes in Financial Condition

At June 30, 2010, the Successor Company had total assets of $866.0 million, as compared to the Predecessor Company’s total assets of $671.7 million at December 31, 2009.  The $194.3 million, or 28.9%, increase in total assets primarily resulted from changes from the fair valuation of the Company’s assets by adopting fresh start accounting in accordance with ASC 852, as well as changes in working capital.  We define working capital as current assets (excluding cash and debt) less current liabilities.  During the six months ended June 30, 2010, property, plant and equipment increased by $49.3 million, other intangible assets increased by $152.6 million and goodwill decreased by $13.1 million for changes in the allocation of fair values as of February 26, 2010.  Since the allocation of fair value is still preliminary, additional changes are expected in the third and fourth quarters of this year.

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

The following table summarizes the major components of our working capital as of the periods listed below:

	Successor	Predecessor
	June 30,	December 31,
	2010	2009
Accounts receivable	$94,571	$66,301
Inventories	67,673	50,742
Deferred income taxes (current)	2,811	2,811
Other current assets	5,090	22,762
Accounts payable	(58,935)	(31,277)
Accrued payroll and compensation	(18,294)	(14,318)
Accrued interest payable	(93)	(3,571)
Accrued workers compensation	(7,467)	(7,038)
Other current liabilities	(20,925)	(20,609)
Working Capital	$64,431	$65,803

Significant changes in working capital included:

•            an increase in receivables of $28.3 million due to the comparative increase in revenue in the months leading up to the respective period-end dates;

•            an increase in inventory of $17.0 million due to increase in sales demand;

•            a decrease in other current assets of $17.7 million due to the adoption of a new accounting policy for supplies as part of the fresh-start reporting;

•            an increase of accounts payable of $27.6 million primarily due to the increase in raw material purchases in the months leading up to the respective period-end dates.

Capital Resources and Liquidity

Our primary sources of liquidity during the periods January 1, 2010 through February 26, 2010 for the Predecessor Company and February 26, 2010 through June 30, 2010 for the Successor Company were cash reserves and the debt instruments entered into in connection with our emergence from bankruptcy.  We believe that cash from operations, existing cash reserves, and availability under our new ABL facility will provide adequate funds for our working capital needs, planned capital expenditures and debt service obligations through 2010 and the foreseeable future.

Our ability to fund working capital needs, planned capital expenditures, scheduled debt payments, and to comply with any financial covenants under our new ABL facility, depends on our future operating performance and cash flow, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

Operating Activities

Net cash used in operating activities during the six months ended June 30, 2010 was $43.1 million. The primary drivers of the use in cash were $31.9 million of cash payments for reorganization items and $14.7 million of increased working capital assets. During a period of increasing sales demand, our working capital needs also rise.

Investing Activities

Net cash used in investing activities totaled $9.2 million for the six months ended June 30, 2010.  Our most significant cash outlays for investing activities are the purchases of property, plant and equipment.  Capital expenditures for 2010 are expected to be approximately $20 million, which we expect to fund through existing cash reserves.  Due to the continued challenges facing our industry and the economy as a whole, we are managing our capital expenditures very closely in order to preserve liquidity throughout 2010 while still maintaining our production capacity and making investments necessary to meet competitive threats and to seize upon growth opportunities.

Financing Activities

Net cash provided by financing activities totaled $48.0 million for the six months ended June 30, 2010.  Included in this amount are the impacts from the Plan of Reorganization of satisfying our prepetition senior credit facility of $305.8 million, our revolving credit facility of $71.7 million, and the DIP facility of $25.0 million.  Also included are proceeds from the $140 million aggregate principal amount of convertible notes we issued and the $310.5 million postpetition senior credit facility we entered into upon emergence from bankruptcy.

Postpetition Senior Credit Facility

On the Effective Date of the Plan of Reorganization, we entered into the fifth amendment and restatement to our prepetition senior credit facility (the “postpetition senior credit facility”).  As of the Effective Date, under our postpetition senior credit facility Accuride had outstanding term loans of $287,019,628 and outstanding letters of credit in the stated amount of $2,000,000 and Accuride Canada Inc. had outstanding term loans of $22,000,000.  As of June 30, 2010, Accuride had $288,519,629 of outstanding term loans, outstanding letters of credit in the stated amount of $350,000 and Accuride Canada Inc. had outstanding term loans of $22,000,000.  The interest rate for all loans was, at our option, LIBOR + 6.75% (with a LIBOR floor of 3.00%) or Base Rate + 5.75% (with a Base Rate floor of 4.00%).  The maturity for all loans and reimbursements of draws under the letters of credit was June 30, 2013.

With certain exceptions, our postpetition senior credit facility required us to prepay loans with (i) 100% of excess cash flow (commencing with the fiscal year ending December 31, 2010), (ii) 100% of net proceeds from asset sales, (iii) 100% of new proceeds from new debt issuances, (iv) 100% of net cash proceeds from equity issuances and (v) 100% of cash received by us from third parties that are holding cash from letters of credit that they have drawn.

The loans under our postpetition senior credit facility were secured by, among other things, a lien on substantially all of our U.S. and Canadian properties, assets and domestic subsidiaries and a pledge of 65% of the stock of our foreign subsidiaries.

On July 29, 2010, as described below under “—Refinancing—The ABL Facility,” we refinanced the postpetition senior credit facility and the postpetition senior credit facility was terminated.

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

Refinancing

On July 29, 2010, we completed an offering of $310.0 million aggregate principal amount of senior secured notes and entered into the ABL facility. We used the net proceeds from the offering of the senior secured notes, $15.0 million of borrowings under the ABL facility and cash on hand to refinance our postpetition senior credit facility and to pay related fees and expenses (the “Refinancing”).

The ABL Facility

In connection with the Refinancing, we entered into a new ABL Credit Agreement (the “ABL facility”).  The ABL facility is a senior secured asset based revolving credit facility in an aggregate principal amount of up to $75.0 million, with the right, subject to certain conditions, to increase the availability under the facility by up to $25.0 million in the aggregate (for a total aggregate availability of $100.0 million). The four-year ABL facility matures on July 29, 2014 and provides for loans and letters of credit in an aggregate amount up to the amount of the facility, subject to meeting certain borrowing base conditions, with sub-limits of up to $10.0 million for swingline loans and $25.0 million to be available for the issuance of letters of credit.  Loans under the ABL facility initially bears interest at an annual rate equal to either LIBOR plus 3.50% or Base Rate plus 2.50%, at our option, subject to changes based on our leverage ratio as defined in the ABL facility.

We must also pay a commitment fee equal to 0.50% per annum to the lenders under the ABL facility if utilization under the facility exceeds 50.0% of the total commitments under the facility and a commitment fee equal to 0.75% per annum if utilization under the facility is less than or equal to 50.0% of the total commitments under the facility. Customary letter of credit fees are also payable, as necessary.

The obligations under the ABL facility are secured by (i) first-priority liens on substantially all of the Company’s accounts receivable and inventories, subject to certain exceptions and permitted liens (the “ABL Priority Collateral”) and (ii) second-priority liens on substantially all of the Company’s owned real property and tangible and intangible assets other than the ABL Priority Collateral, including all of the outstanding capital stock of our domestic subsidiaries, subject to certain exceptions and permitted liens (the “Notes Priority Collateral”).

Senior Secured Notes

Also in connection the Refinancing, we issued $310.0 million aggregate principal amount of senior secured notes.  Under the terms of the indenture governing the senior secured notes, the senior secured notes bear interest at a rate of 9.5% per year and mature on August 1, 2018.   Prior to maturity we may redeem the senior secured notes on the terms set forth in the indenture governing the senior secured notes. The senior secured notes are guaranteed by the Guarantors, and the senior secured notes and the related guarantees are secured by first priority liens on the Notes Priority Collateral and second priority liens on the ABL Priority Collateral.

Restrictive Debt Covenants.  Our credit documents (the ABL facility and the indentures governing the convertible notes and the senior secured notes) contain operating covenants that limit the discretion of management with respect to certain business matters. These covenants place significant restrictions on, among other things, the ability to incur additional debt, to pay dividends, to create liens, to make certain payments and investments and to sell or otherwise dispose of assets and merge or consolidate with other entities.  In addition, the ABL facility contains a financial covenant which requires us to maintain a fixed charge coverage ratio during any compliance period, which is any time when the excess availability is less than or equal to the greater of $10.0 million or 15 percent of the total commitment under the ABL facility.  Due to the amount of our excess availability (as calculated under the ABL facility), the Company is not currently in a compliance period and we do not have to maintain a fixed charge coverage ratio, although this is subject to change.

We continue to operate in a challenging economic environment and our ability to maintain liquidity and comply with our debt covenants may be affected by economic or other conditions that are beyond our control and which are difficult to predict.  The 2010 production forecasts by ACT Publications for the significant commercial vehicle markets that we serve, as of July 10, 2010, are as follows:

North American Class 8	149,601
North American Classes 5-7	109,307
U.S. Trailers	107,450

Based on the these production builds, we expect to comply with any financial covenants we may become subject to and believe that our liquidity will be sufficient to fund currently anticipated working capital, capital expenditures, and debt service requirements for at least the next twelve months.  However, if our net sales are significantly less than expectations, given the volatility and the calendarization of the production builds as well as the other markets that we serve, or due to the challenging credit markets, we could violate any such financial covenants or have insufficient liquidity.  In the event of noncompliance, we would pursue an amendment or waiver.  However, no assurances can be given that those forecasts will be accurate.

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

Recent Developments

New Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-6, “Improving Disclosures about Fair Value Measurements,” which requires interim disclosures regarding significant transfers in and out of Level 1 and Level 2 fair value measurements. Additionally, this ASU requires disclosure for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements. These disclosures are required for fair value measurements that fall in either Level 2 or Level 3. Further, the ASU requires separate presentation of Level 3 activity for the fair value measurements. We adopted the interim disclosure requirements under this standard during the quarter ended March 31, 2010, with the exception of the separate presentation in the Level 3 activity rollforward, which is not effective until fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.

Critical Accounting Policies and Estimates.  We have made a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America.  Actual results could differ significantly from those estimates under different assumptions and conditions.  We included in our Form 10-K for the year ended December 31, 2009 a discussion of our most critical accounting policies, which are those that have a material impact on our financial condition or operating performance and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  Upon our emergence from Chapter 11 bankruptcy proceedings, we adopted fresh-start accounting in accordance with the provisions of ASC 852 Reorganizations (“ASC 852”), which requires significant estimates and assumptions related to the fair value of our assets and liabilities.  The allocations of fair value are based upon preliminary valuation information and analysis that have not yet been completed.  It is anticipated that all necessary information will be available and our analysis will be completed during the third and fourth quarters of 2010.

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

Such forward-looking statements are based on assumptions and estimates, which although believed to be reasonable, may turn out to be incorrect.  Therefore, undue reliance should not be placed upon these estimates and statements.  We cannot assure that any of these statements, estimates, or beliefs will be realized and actual results may differ from those contemplated in these “forward-looking statements.”  We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise.  You are advised to consult further disclosures we may make on related subjects in our filings with the SEC.  In addition to other factors discussed in this report, some of the important factors that could cause actual results to differ materially from those discussed in the forward-looking statements include, without limitation, the following:

•                  current economic conditions, including those related to the credit markets and the commercial vehicle industry, may have a material adverse effect on our business and results of operations;

•                  we rely on, and make significant operational decisions based in part upon, industry data and forecasts that may prove to be inaccurate;

•                  the failure to realize cost savings under our cost restructuring plan could adversely affect our business;

•                  we are dependent on sales to a small number of our major customers and on our status as standard supplier on certain truck platforms of each of our major customers;

•                  increased cost or reduced supply of raw materials and purchased components may adversely affect our business, results of operations or financial condition;

•                  our business is affected by the seasonality and regulatory nature of the industries and markets that we serve;

•                  cost reduction and quality improvement initiatives by original equipment manufacturers could have a material adverse effect on our business, results of operations or financial condition;

•                  we operate in highly competitive markets;

•                  we face exposure to foreign business and operational risks including foreign exchange rate fluctuations and if we were to experience a substantial fluctuation, our profitability may change;

•                  we may not be able to continue to meet our customers’ demands for our products and services;

•                  equipment failures, delays in deliveries or catastrophic loss at any of our facilities could lead to production or service curtailments or shutdowns;

•                  we may incur potential product liability, warranty and product recall costs;

•                  work stoppages or other labor issues at our facilities or at our customers’ facilities could have a material adverse effect on our operations;

•                  we are subject to a number of environmental rules and regulations that may require us to make substantial expenditures;

•                  we might fail to adequately protect our intellectual property, or third parties might assert that our technologies infringe on their intellectual property;

•                  litigation against us could be costly and time consuming to defend;

•                  substantially all the members of our Board of Directors have been associated with the Company for a relatively short period of time;

•                  if we fail to retain our executive officers, our business could be harmed;

•                  we have entered into typical severance arrangements with certain of our senior management employees, which may result in certain costs associated with strategic alternatives;

•                  our products may be rendered obsolete or less attractive by changes in regulatory, legislative or industry requirements;

•                  our strategic initiatives may be unsuccessful, may take longer than anticipated, or may result in unanticipated costs;

•                  our substantial leverage and significant debt service obligations could have a material adverse effect on our financial condition or our ability to fulfill our obligations and make it more difficult for us to fund our operations;

•                  despite our substantial leverage, we and our subsidiaries will be able to incur more indebtedness. This could further exacerbate the risk immediately described above, including our ability to service our indebtedness;

•                  to service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control; and

•                  we are subject to a number of restrictive covenants, which, if breached, may restrict our business and financing activities.

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

Foreign Currency Risk

Certain forecasted transactions, assets, and liabilities are exposed to foreign currency risk. We monitor our foreign currency exposures to maximize the overall effectiveness of our foreign currency derivatives. The principal currency of exposure is the Canadian dollar. From time to time, we use foreign currency financial instruments to offset the impact of the variability in exchange rates on our operations, cash flows, assets and liabilities. As of June 30, 2010, the notional amount of open foreign exchange contracts was $658.

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

Raw Material/Commodity Price Risk

We rely upon the supply of certain raw materials and commodities in our production processes, and we have entered into firm purchase commitments for certain metals and natural gas. Additionally, from time to time, we use commodity price swaps and futures contracts to manage the variability in certain commodity prices on our operations and cash flows. At June 30, 2010, we had no open commodity price swaps or futures contracts.

Interest Rate Risk

We use long-term debt as a primary source of capital. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for our long-term fixed-rate debt and other types of long-term debt at June 30, 2010:

(Dollars in thousands)	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
Long-term Debt:
Fixed Rate	—	—	—	—	—	$140,000	$140,000	$337,302
Average Rate	—	—	—	—	—	7.50%	7.50%
Variable Rate	—	—	—	$310,520	—	—	$310,520	$310,209
Average Rate	—	—	—	9.75%	—	—	9.75%

The carrying value of our $140 million aggregate principal amount of convertible notes is disclosed on our condensed consolidated balance sheet at $319.4 million, which considers the fair value of the conversion option and accrued PIK interest, as of June 30, 2010.  The table above represents the face value of the debt instrument with a fixed rate of interest of 7.5%.

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

Changes in Internal Control Over Financial Reporting.  There have been no changes to our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Indenture, dated as of February 26, 2010, by and among Accuride Corporation, Accuride Corporation’s direct and indirect domestic subsidiaries and Wilmington Trust FSB, with respect to $140.0 million aggregate principal amount of 7 1/2% Senior Convertible Notes due 2020. Previously filed as an exhibit to the Form 8-K filed on March 4, 2010 (Acc. No. 0001104659-10-012168) and incorporated herein by reference.

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

Indenture, dated July 29, 2010, by and among Accuride Corporation, Accuride Corporation’s domestic subsidiaries, Wilmington Trust FSB, as trustee, and Deutsche Bank Trust Company Americas, as notes priority collateral agent, registrar and paying agent, with respect to $310.0 million aggregate principal amount of 9 1/2% First Priority Senior Secured Notes due 2018. Previously filed as an exhibit to Form 8-K filed on August 2, 2010 and incorporated herein by reference.

4.5	—	Form of 9 1/2% First Priority Senior Secured Notes due 2018 (included in Exhibit 4.4). Previously filed as an exhibit to Form 8-K filed on August 2, 2010 and incorporated herein by reference.
4.6	—

Registration Rights Agreement, dated July 29, 2010, by and between Accuride Corporation and each of the Holders party thereto. Previously filed as an exhibit to Form 8-K filed on August 2, 2010 and incorporated herein by reference.

4.7	—

Intercreditor Agreement, dated July 29, 2010, between Deutsche Bank Trust Company Americas, as initial ABL agent, and Deutsche Bank Trust Company Americas, as Senior Secured Notes Collateral Agent, and acknowledged by Accuride Corporation and its domestic subsidiaries. Previously filed as an exhibit to Form 8-K filed on August 2, 2010 and incorporated herein by reference.

10.1*	—	Form of Indemnification Agreement between Accuride and its Directors and Officers. Previously filed as an exhibit to Form 8-K filed on May 5, 2010 and incorporated herein by reference.
10.2*	—	Letter dated May 17, 2010 from Accuride Corporation and Mr. William M. Lasky. Previously filed as an exhibit to Form 10-Q filed on May 17, 2010 and incorporated herein by reference.
10.3*	—	Letter dated May 17, 2010 from Accuride Corporation and Mr. James H. Woodward, Jr. Previously filed as an exhibit to Form 10-Q filed on May 17, 2010 and incorporated herein by reference.
10.4*	—	Form of Restricted Stock Unit Agreement. Previously filed as an exhibit to Form 10-Q filed on May 17, 2010 and incorporated herein by reference.
10.5	—

ABL Credit Agreement, dated July 29, 2010, by and among Accuride Corporation, Accuride Corporation’s domestic subsidiaries, Deutsche Bank Securities Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Trust Company Americas, Sun Trust Bank, Wells Fargo Capital Finance, LLC, and the initial lenders named therein. Previously filed as an exhibit to Form 8-K filed on August 2, 2010 and incorporated herein by reference.

10.6*	—	Accuride Corporation 2010 Incentive Award Plan. Previously filed as an exhibit to Form S-8 filed on August 3, 2010 and incorporated herein by reference.
10.7*	—

Form of Accuride Corporation 2010 Initial Grant Restricted Stock Unit Award to be entered into by Accuride Corporation and individual directors of Accuride Corporation. Previously filed as an exhibit to Form S-8 filed on August 3, 2010 and incorporated herein by reference.

10.8*	—

Form of Accuride Corporation 2010 Annual Grant Restricted Stock Unit Award to be entered into by Accuride Corporation and individual directors of Accuride Corporation. Previously filed as an exhibit to Form S-8 filed on August 3, 2010 and incorporated herein by reference.

31.1†	—	Section 302 Certification of William M. Lasky in connection with the Quarterly Report of Form 10-Q on Accuride Corporation for the period ended June 30, 2010.
31.2†	—	Section 302 Certification of James H. Woodward, Jr. in connection with the Quarterly Report on Form 10-Q of Accuride Corporation for the period ended June 30, 2010.
32.1††	—	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

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

ACCURIDE CORPORATION

/s/ WILLIAM M. LASKY	Dated:	August 6, 2010
William M. Lasky
President and Chief Executive Officer
(Principal Executive Officer)

/s/ JAMES H. WOODWARD, Jr.	Dated:	August 6, 2010
James H. Woodward, Jr.
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ GREGORY A. RISCH	Dated:	August 6, 2010
Gregory A. Risch
Vice President and Chief Accounting Officer
(Principal Accounting Officer)