Form 10-Q
period 2010-09-30
ACCURIDE CORP
filed 2010-11-09
CIK 817979

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010.

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of November 5, 2010, 126,295,024 shares of Accuride Corporation common stock, par value $.01 per share, were outstanding.

ACCURIDE CORPORATION

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ACCURIDE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	Successor	Predecessor
	September 30,	December 31,
(In thousands, except for per share and per share data)	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$51,364	$56,521
Customer receivables, net of allowance for doubtful accounts of $1,547 and $2,329 in 2010 and 2009, respectively	98,201	60,120
Other receivables	4,997	6,181
Inventories	64,693	50,742
Deferred income taxes	2,811	2,811
Income tax receivable	—	1,542
Prepaid expenses and other current assets	4,990	21,220
Total current assets	227,056	199,137
PROPERTY, PLANT AND EQUIPMENT, net	256,980	229,527
OTHER ASSETS:
Goodwill	128,741	127,474
Other intangible assets, net	234,518	89,230
Deferred financing costs, net of accumulated amortization of $285 and $7,360 in 2010 and 2009, respectively	10,583	4,282
Other	8,534	22,020
TOTAL	$866,412	$671,670
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
Accounts payable	$58,699	$31,277
Accrued payroll and compensation	18,468	14,318
Accrued interest payable	5,196	3,571
Accrued workers compensation	7,746	7,038
Debt	—	397,472
Accrued and other liabilities	20,046	20,609
Total current liabilities	110,155	474,285
LONG-TERM DEBT	587,037	—
DEFERRED INCOME TAXES	13,375	14,274
NON-CURRENT INCOME TAXES PAYABLE	8,283	7,914
OTHER POSTRETIREMENT BENEFIT PLAN LIABILITY	74,240	61,292
PENSION BENEFIT PLAN LIABILITY	33,114	35,932
OTHER LIABILITIES	5,901	4,125
LIABILITIES SUBJECT TO COMPROMISE	—	302,114
COMMITMENTS AND CONTINGENCIES (Note 7)	—	—
STOCKHOLDERS’ EQUITY (DEFICIENCY):
Predecessor Company Preferred Stock, $0.01 par value; 5,000,000 shares authorized and 1 issued	—	—
Predecessor Company Common Stock, $0.01 par value; 100,000,000 shares authorized, 48,139,000 shares issued, and 47,562,000 shares outstanding and additional paid-in-capital	—	268,582
Successor Company Preferred Stock, $0.01 par value; 100,000,000 shares authorized	—	—
Successor Company Common Stock, $0.01 par value; 800,000,000 shares authorized, 126,295,024 shares issued and outstanding and additional paid-in-capital	49,974	—
Predecessor Company Treasury stock — 76,000 shares at cost in 2009	—	(751)
Accumulated other comprehensive income (loss)	—	(48,376)
Accumulated deficiency	(15,667)	(447,721)
Total stockholders’ equity (deficiency)	34,307	(228,266)
TOTAL	$866,412	$671,670

See notes to unaudited condensed consolidated financial statements.

ACCURIDE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Successor	Predecessor
	Three Months Ended September 30,	Three Months Ended September 30,
(In thousands except per share data)	2010	2009

NET SALES	$205,690	$145,209
COST OF GOODS SOLD	184,386	143,335
GROSS PROFIT	21,304	1,874
OPERATING EXPENSES:
Selling, general and administrative	14,854	22,372
INCOME (LOSS) FROM OPERATIONS	6,450	(20,498)
OTHER INCOME (EXPENSE):
Interest income	65	254
Interest expense	(10,787)	(18,385)
Unrealized gain on mark to market valuation of convertible debt	36,827	—
Other income, net	2,647	3,231
INCOME (LOSS) BEFORE INCOME TAXES	35,202	(35,398)
INCOME TAX PROVISION (BENEFIT)	4,351	(2,069)
NET INCOME (LOSS)	$30,851	$(33,329)
Weighted average common shares outstanding—basic	126,295	36,368
Basic income (loss) per share	$0.10	$(0.92)
Weighted average common shares outstanding—diluted	331,229	36,368
Diluted loss per share	$(0.01)	$(0.92)

See notes to unaudited condensed consolidated financial statements.

ACCURIDE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Successor	Predecessor
	Period from February 26 to September 30,	Period from January 1 to February 26,	Nine Months Ended September 30,
(In thousands except per share data)	2010	2010	2009

NET SALES	$466,243	$104,059	$423,991
COST OF GOODS SOLD	423,520	99,577	431,098
GROSS PROFIT (LOSS)	42,723	4,482	(7,107)
OPERATING EXPENSES:
Selling, general and administrative	39,455	7,595	47,086
INCOME (LOSS) FROM OPERATIONS	3,268	(3,113)	(54,193)
OTHER INCOME (EXPENSE):
Interest income	132	54	717
Interest expense	(24,584)	(7,550)	(47,742)
Loss on extinguishment of debt	—	—	(5,389)
Unrealized gain on mark to market valuation of convertible debt	5,623	—	—
Other income, net	4,588	566	5,585
LOSS BEFORE REORGANIZATION ITEMS AND INCOME TAXES	(10,973)	(10,043)	(101,022)
Reorganization items	—	(59,311)	—
INCOME (LOSS) BEFORE INCOME TAXES	(10,973)	49,268	(101,022)
INCOME TAX PROVISION (BENEFIT)	4,694	(1,534)	(567)
NET INCOME (LOSS)	$(15,667)	$50,802	$(100,455)
Weighted average common shares outstanding—basic	126,295	47,572	36,197
Basic income (loss) per share	$(0.12)	$1.07	$(2.78)
Weighted average common shares outstanding—diluted	126,295	47,572	36,197
Diluted income (loss) per share	$(0.12)	$1.07	$(2.78)

See notes to unaudited condensed consolidated financial statements.

ACCURIDE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY) (UNAUDITED)

(In thousands)	Comprehensive Loss	Common Stock and Additional Paid-in- Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficiency)	Total Stockholders’ Equity (Deficiency)
BALANCE at January 1, 2010 (Predecessor)	—	$268,582	$(751)	$(48,376)	$(447,721)	$(228,266)
Net loss before reorganization items	$(8,509)	—	—	—	(8,509)	(8,509)
Exercise of share-based awards	—	8	—	—	—	8
Reorganization items	—	—	—	—	(25,030)	(25,030)
Comprehensive loss	$(8,509)
BALANCE at February 26, 2010 (Predecessor)		268,590	(751)	(48,376)	(481,260)	(261,797)
FRESH START ADJUSTMENTS:
Debt discharge — Senior Subordinated Notes	—	48,540	—	—	242,436	290,976
Debt discharge — Deferred financing fees	—	—	—	—	(3,847)	(3,847)
Debt discharge — Sun Capital Warrant liability	—	—	—	—	76	76
Debt discharge — Term facility discount	—	—	—	—	(2,974)	(2,974)
Issuance of Warrants	—	—	—	—	(6,618)	(6,618)
Issuance of Notes	—	—	—	—	(144,732)	(144,732)
BALANCE at February 26, 2010 (Predecessor)		317,130	(751)	(48,376)	(396,919)	(128,916)
FRESH START ADJUSTMENTS:
Cancellation of Predecessor preferred, common and treasury stock	—	(317,130)	751	—	—	(316,379)
Cancellation of Predecessor accumulated deficit and accumulated other comprehensive loss	—	—	—	48,376	396,919	445,295
Issuance of new equity interests	—	49,396	—	—	—	49,396
BALANCE at February 26, 2010 (Successor)	—	49,396	—	—	—	49,396
Net loss	$(15,667)	—	—	—	(15,667)	(15,667)
Share-based compensation expense	—	593	—	—	—	593
Other	—	(15)	—	—	—	(15)
Comprehensive loss	$(15,667)
BALANCE—September 30, 2010 (Successor)		$49,974	$—	$—	$(15,667)	$34,307

See notes to unaudited condensed consolidated financial statements.

ACCURIDE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Successor	Predecessor
	Period from February 26 to September 30,	Period from January 1 to February 26,	Nine Months Ended September 30,
(In thousands)	2010	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(15,667)	$50,802	$(100,455)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and impairment of property, plant and equipment	24,246	6,711	34,580
Amortization — deferred financing costs and discount amortization	460	694	3,340
Amortization — other intangible assets	6,482	821	3,690
Loss on extinguishment of debt	—	—	5,389
Reorganization items	—	(59,311)	—
Payments on reorganization items	—	(12,164)	—
Loss on disposal of assets	51	3	57
Provision for deferred income taxes	2,179	(1,560)	(136)
Non-cash share-based compensation	593	—	249
Non-cash change in market valuation - convertible notes	(5,623)	—	—
Non-cash change in warrant liability	(4,633)	—	(608)
Loss on sale of marketable securities	—	—	1,100
Paid-in-kind interest	6,161	1,769	6,519
Changes in certain assets and liabilities:
Receivables	(21,064)	(15,833)	1,427
Inventories and supplies	(4,954)	(5,736)	22,464
Prepaid expenses and other assets	(4,398)	1,051	(5,921)
Accounts payable	(6,068)	12,931	(26,910)
Accrued and other liabilities	6,510	(951)	1,688
Net cash used in operating activities	(15,725)	(20,773)	(53,527)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(8,148)	(1,457)	(16,122)
Sale of marketable securities	—	—	3,900
Other	13,266	(555)	213
Net cash provided by (used in) investing activities	5,118	(2,012)	(12,009)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from postpetition senior credit facility	1,850	309,019	—
Payment of postpetition senior credit facility	(310,869)	—	—
Payment of prepetition senior credit facility	—	(305,814)	—
Proceeds from issuance of bonds	301,593	—	—
Proceeds from convertible notes	—	140,000	—
Payment of debtor-in-possession borrowing	—	(25,000)	—
Payment of revolving credit facility	(15,000)	(71,659)	(53,000)
Increase in revolving credit facility	15,000	—	30,626
Deferred financing fees	(10,868)	—	—
Credit facility amendment fees	—	—	(10,797)
Other	(82)	65	48
Net cash provided by (used in) financing activities	(18,376)	46,611	(33,123)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(28,983)	23,826	(98,659)
CASH AND CASH EQUIVALENTS—Beginning of period	80,347	56,521	123,676
CASH AND CASH EQUIVALENTS—End of period	$51,364	$80,347	$25,017

Supplemental cash flow information:
Cash paid for interest	$12,782	$9,393	$32,660
Cash paid (received) for income taxes	$(1,066)	$(826)	$802
Non-cash transactions:
Purchases of property, plant and equipment in accounts payable	$1,116	$—	$621
Issuance of warrants	$—	$6,618	$4,655
Exercise of warrants	$—	$—	$3,985

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

The results of operations for the periods January 1, 2010 through February 26, 2010 for the Predecessor Company and February 26, 2010 through September 30, 2010 for the Successor Company are not necessarily indicative of the results to be expected for the year ending December 31, 2010.  The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited condensed consolidated financial statements and notes thereto disclosed in Accuride’s Annual Report on Form 10-K for the year ended December 31, 2009.

Allocations of fair value to tangible and intangible assets, goodwill, pension obligations and deferred taxes are based upon preliminary valuation information.  It is anticipated that all necessary information will be available and the analysis will be completed during the fourth quarter of 2010.

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

The allocations of fair value are based upon valuation information and other studies that have not yet been completed due to the complexity of the analysis required.  It is anticipated that all necessary information will be available and the analysis will be completed during the fourth quarter of 2010.

During the three months ended September 30, 2010, significant adjustments related to our fresh-start analysis included an increase to our pension and other postretirement liabilities of $17.9 million and a decrease of certain income tax liabilities of $5.2 million.

The preliminary effects of the Plan of Reorganization and fresh-start reporting on the Company’s consolidated balance sheet as of February 26, 2010 are as follows:

	Fresh-Start Adjustments
(in thousands)	Predecessor	Debt Discharge and Issuance (a)	Reinstatement of Liabilities (b)	Revaluation of Assets and Liabilities (c)		Successor
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$34,880	$45,467	$—	$—		$80,347
Customer receivables, net	73,636	—	—	—		73,636
Other receivables	8,498	—	—	—		8,498
Inventories	56,639	—	—	3,028		59,667
Deferred income taxes	4,371	—	—	(1,836)		2,535
Income tax receivable	720	—	—	—		720
Prepaid expenses and other current assets	20,518	—	—	(16,439)		4,079
Total current assets	199,262	45,467	—	(15,247)		229,482
PROPERTY, PLANT AND EQUIPMENT, net	224,270	—	—	48,712	(d)	272,982
Goodwill	127,474	—	—	1,267	(d)	128,741
Other intangible assets, net	88,409	—	—	152,591	(d)	241,000
Deferred financing fees, net	3,847	(3,847)	—	—		—
Other	22,221	66	—	(4,190	)(d)	18,097
TOTAL	$665,483	$41,686	$—	$183,133		$890,302
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
CURRENT LIABILITIES
Accounts Payable	$57,074	$—	$7,978	$—		$65,052
Accrued payroll and compensation	18,058	—	—	—		18,058
Accrued interest payable	242	—	—	—		242
Debt	399,500	(399,500)	—	—		—
Accrued and other liabilities	27,044	(1,012)	346	(854	)(d)	25,524
Total current liabilities	501,918	(400,512)	8,324	(854)		108,876
LONG-TERM DEBT	—	593,751	—	—		593,751
DEFERRED INCOME TAXES	14,274	—	—	(3,625	)(d)	10,649
NON-CURRENT INCOME TAXES PAYABLE	7,914	—	—	—		7,914
OTHER POSTRETIREMENT BENEFIT PLAN LIABILITY	61,037	—	—	12,033	(d)	73,070
PENSION BENEFIT PLAN LIABILITY	35,915	—	—	(959	)(d)	34,956
OTHER LIABILITIES	4,108	6,542	2,814	(1,774	)(d)	11,690
LIABILITIES SUBJECT TO COMPROMISE	302,114	(290,976)	(11,138)	—		—
STOCKHOLDERS’ EQUITY (DEFICIENCY):
Common stock and Additional Paid-in-Capital	268,590	48,540	—	(267,734)		49,396
Treasury stock	(751)	—	—	751		—
Accumulated other comprehensive loss	(48,376)	—	—	48,376		—
Retained earnings (deficiency)	(481,260)	84,341	—	396,919		—
Total stockholders’ equity (deficiency)	(261,797)	132,881	—	178,312		49,396
TOTAL	$665,483	$41,686	$—	$183,133		$890,302

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

(c)

The allocations of fair value are based upon preliminary valuation information and other studies that have not yet been completed due to the complexity of the analysis required. It is anticipated that all necessary information will be available and the analysis will be completed during the fourth quarter of 2010. Also included in this column is the adoption of the new accounting policy for supplies.

(d)

Balances reflect adjustments made based on updated information pertaining to fair value of tangible and intangible assets, deferred tax liabilities, goodwill, pension obligations, other postretirement benefit obligations and other liabilities.

Postpetition Capital Structure

Pursuant to the Plan of Reorganization, as of the Effective Date, our new capital structure consisted of the following:

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

Derivative Financial Instruments — We use derivative financial instruments as part of our overall risk management strategy as further described under Item 7A of our 2009 Annual Report on Form 10-K.  The derivative instruments used from time to time include interest rate and foreign exchange instruments. As of September 30, 2010, there were no derivatives that were designated as hedges for financial reporting purposes.

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

Gains and losses included as a component of interest expense for the three and nine months ended September 30, 2009, included realized losses of $1,190 and $3,044, respectively, and unrealized gains of $906 and $2,287, respectively.

Foreign Exchange Instruments — We use foreign currency forward contracts and option contracts to limit foreign exchange risk on anticipated but not yet committed transactions expected to be denominated in Canadian dollars. At September 30, 2010, we had no open foreign exchange contracts.

Gains and losses are included as a component of other income and are not material in 2010.  Gains included as a component of other income for the three and nine months ended September 30, 2009, included realized gains of $748 and $1,498, respectively and unrealized gains (losses) of ($58) and $104, respectively.

Earnings Per Common Share — Basic and diluted earnings (loss) per common share were computed as follows:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30,	Three Months Ended September 30,	Period from February 26 to September 30,	Period from January 1 to February 26,	Nine Months Ended September 30,
(In thousands except per share data)	2010	2009	2010	2010	2009

Numerator:
Net income (loss)	$30,851	$(33,329)	$(15,667)	$50,802	$(100,455)
Less: Earnings allocated to participating securities	(18,511)	—	—	—	—
Net income (loss) available to common stockholders - basic	$12,340	$(33,329)	$(15,667)	$50,802	$(100,455)

Net income (loss)	$30,851	$(33,329)	$(15,667)	$50,802	$(100,455)
Effect of dilutive securities:
Unrealized gain on mark to market valuation of conversion option	(36,827)	—	—	—	—
Discount amortization expense	600	—	—	—	—
PIK interest expense	2,661	—	—	—	—
Net income (loss) available to common stockholders - diluted	$(2,715)	$(33,329)	$(15,667)	$50,802	$(100,455)

Denominator:
Weighted average shares outstanding — Basic	126,295	36,368	126,295	45,572	36,197
Weighted average effect of dilutive securities:
Convertible notes	197,013	—	—	—	—
PIK notes	7,388	—	—	—	—
Effect of restricted stock units	533	—	—	—	—
Weighted average shares outstanding - Diluted	331,229	36,368	126,295	45,572	36,197

Basic income (loss) per common share	$0.10	$(0.92)	$(0.12)	$1.07	$(2.78)
Diluted income (loss) per common share	$(0.01)	$(0.92)	$(0.12)	$1.07	$(2.78)

The computation of dilutive earnings per share for the three months ended September 30, 2010 did not include warrants exercisable for 22,058,824 shares of common stock because the effect would be anti-dilutive.  For the period February 26, 2010 through September 30, 2010, there were warrants exercisable for 22,058,824 shares of common stock, convertible notes exercisable for 197,012,809 shares of common stock and convertible notes issued as PIK interest exercisable for 7,387,982 shares of common stock that were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.  For the three and nine months ended September 30, 2009, there were 544,738 stock options, 1,117,113 stock appreciation rights, and a warrant exercisable for 238,728 shares that were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.

Stock-Based Compensation —Compensation expense for share-based compensation programs was recognized as follows:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30,	Three Months Ended September 30,	Period from February 26 to September 30,	Period from January 1 to February 26,	Nine Months Ended September 30,
(In thousands)	2010	2009	2010	2010	2009

Share-based compensation expense recognized	$443	$125	$593	$—	$249

On May 18, 2010 the Company authorized 1,829,517 shares of Common Stock for issuance pursuant to individual restricted stock unit agreements with employees of the Company.  The awards granted on May 18, 2010 vest in installments of 33%, 33%, and 34% over a three year period on the anniversary date of the grant.  On August 3, 2010 the Company authorized 557,977 shares of Common Stock for issuance pursuant to individual restricted stock unit agreements with directors of the Company.  The awards granted on August 3, 2010 have vesting dates of March 1, 2011 and March 1, 2014 where 304,353 and 253,624 shares will vest and be paid, respectively.  As of September 30, 2010, there was approximately $2.1 million of unrecognized pre-tax compensation expense related to share-based awards not yet vested that will be recognized over a weighted-average period of 1.3 years.

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

Restructuring costs are shown below by reportable segment of the Predecessor Company:

	January 1, 2010 to February 26, 2010	Three Months Ended September 30,2009	Nine Months Ended September 30,2009
Wheels
Employee severance costs	$—	$—	$643
Lease and other contractual commitments	—	—	141

Components
Employee severance costs	186	88	130
Lease and other contractual commitments	—	—	3,219

Corporate
Employee severance costs	—	54	967

Total	$186	$142	$5,100

The $0.2 million restructuring expenses recognized in the period January 1, 2010 to February 26, 2010 was recorded as a component of cost of goods sold.  Of the $142 restructuring expenses recognized in the three months ended September 30, 2009, $88 was recorded in cost of goods sold and the remaining $54 was recorded in selling, general and administrative operating expenses.  Of the $5.1 million restructuring expenses recognized in the nine months ended September 30, 2009, $4.1 million was recorded in cost of goods sold and the remaining $1.0 million was recorded in selling, general and administrative operating expenses.

The following is a reconciliation of the beginning and ending restructuring reserve balances for the periods ended December 31, 2009 and September 30, 2010:

	Employee Severance Costs	Lease and Other Contractual Costs	Total
Balance January 1, 2009	$4,281	$—	$4,281
Costs incurred and charged to operating expenses	1,037	—	1,037
Costs incurred and charged to cost of goods sold	788	3,360	4,148
Adjustments (1)	—	59	59
Costs paid or otherwise settled	(5,420)	(259)	(5,679)
Balance at December 31, 2009	$686	$3,160	$3,846
Costs incurred and charged to operating expenses	—	—	—
Costs incurred and charged to cost of goods sold	186	—	186
Adjustments (1)	—	9	9
Costs paid or otherwise settled	(293)	—	(293)
Balance at February 26, 2010	$579	$3,169	$3,748
Costs incurred and charged to operating expenses	109	—	109
Costs incurred and charged to cost of goods sold	46	—	46
Adjustments (1)	—	(2,449)	(2,449)
Costs paid or otherwise settled	(610)	(720)	(1,330)
Balance at September 30, 2010	$124	$—	$124

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

Note 3 - Inventories

Inventories are stated at the lower of cost or market.  We review inventory on hand and write down excess and obsolete inventory based on our assessment of future demand and historical experience.  The components of inventory on a FIFO basis are as follows:

	Successor	Predecessor
	September 30, 2010	December 31, 2009
Raw materials	$19,164	$14,432
Work in process	18,273	15,566
Finished manufactured goods	27,256	20,744
Total inventories	$64,693	$50,742

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

The preliminary allocations of fair value to our operating segments are based upon preliminary valuation information and have not yet been completed due to the complexity of the analysis required.  It is anticipated that the analysis will be completed during the fourth quarter of 2010.  During the period ended September 30, 2010, fair value estimates we recorded for tangible and intangible assets, deferred taxes, pension obligations, other postretirement benefit obligations and other liabilities, resulted in a $62.7 million change in allocated goodwill.  The changes in goodwill from February 26, 2010 to September 30, 2010 are as follows:

	Wheels	Components	Other	Corporate	Total
Balance as of February 26, 2010	$131,859	$49,564	$9,991	$—	$191,414
Valuation adjustment	(60,563)	(3,834)	1,724	—	(62,673)
Balance as of September 30, 2010	$71,296	$45,730	$11,715	$—	$128,741

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

The changes in the carrying amount of other intangible assets for the period February 26, 2010 to September 30, 2010 by reportable segment for the Successor Company, are as follows:

	Wheels	Components	Other	Total

Balance as of February 26, 2010	$127,800	$81,100	$36,900	$245,800
Valuation adjustment	(3,300)	(1,700)	200	(4,800)
Amortization	(3,311)	(2,103)	(1,068)	(6,482)
Balance as of September 30, 2010	$121,189	$77,297	$36,032	$234,518

The summary of goodwill and other intangible assets is as follows:

		Successor			Predecessor
	Weighted	As of September 30, 2010			As of December 31, 2009
	Average Useful Lives	Gross Amount	Accumulated Amortization	Carrying Amount	Gross Amount	Accumulated Amortization & Impairment	Carrying Amount
Goodwill	—	$128,741	$—	$128,741	$378,804	$251,330	$127,474
Other intangible assets:
Non-compete agreements	3.0	$—	$—	$—	$3,160	$2,787	$373
Trade names	—	34,000	—	34,000	38,080	30,980	7,100
Technology	15.0	40,900	1,593	39,307	33,540	11,279	22,261
Customer relationships	20.0	166,100	4,889	161,211	71,500	12,004	59,496
	19.0	$241,000	$6,482	$234,518	$146,280	$57,050	$89,230

We estimate that aggregate intangible asset amortization expense for the Successor Company will be $9,195 in 2010 and $11,032 in each year beginning 2011 through 2014.

Note 5 - Comprehensive income (loss)

Comprehensive income (loss) for the period is summarized as follows:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30,	Three Months Ended September 30,	Period from February 26 to September 30,	Period from January 1 to February 26,	Nine Months Ended September 30,
(In thousands)	2010	2009	2010	2010	2009

Net income (loss)	$30,851	$(33,329)	$(15,667)	$50,802	$(100,455)
Other comprehensive income (loss), net of tax:
Foreign currency translation impact on pension liabilities adjustment	(802)	(1,347)	—	—	(2,036)
Total comprehensive income (loss)	$30,049	$(34,676)	$(15,667)	$50,802	$(102,491)

Included in accumulated other comprehensive loss is the impact of pension liability fluctuations in the Canadian dollar to U.S. dollar exchange rate related to our Canadian pension plans.

Note 6 - Pension and Other Postretirement Benefit Plans

Components of net periodic benefit cost for the periods ended:

	Pension Benefits		Other Benefits
	Successor	Predecessor	Successor	Predecessor
	Three Months ended September 30, 2010	Three Months ended September 30, 2009	Three Months ended September 30, 2010	Three Months ended September 30, 2009
Service cost-benefits earned during the period	$296	$390	$120	$83
Interest cost on projected benefit obligation	2,977	2,962	1,245	937
Expected return on plan assets	(2,918)	(3,238)	—	—
Amortization of net transition (asset) obligation	(4)	4	—	—
Amortization of prior service (credit) cost	(101)	96	524	(393)
Amortization of (gain)/loss	(1,179)	597	1	(123)
Net benefits cost charged to income	$(929)	$811	$1,890	$504
Curtailment charge	—	575	—	23
Contractual termination benefits charge	—	2,376	—	—
Total benefits cost charged to income	$(929)	$3,762	$1,890	$527

	Pension Benefits			Other Benefits
	Successor	Predecessor		Successor	Predecessor
	Period from February 26 to September 30, 2010	Period from January 1 to February 26, 2010	Nine Months ended September 30, 2009	Period from February 26 to September 30, 2010	Period from January 1 to February 26, 2010	Nine Months ended September 30, 2009
Service cost-benefits earned during the period	$824	$269	$1,135	$241	$61	$238
Interest cost on projected benefit obligation	6,889	1,989	8,677	2,517	642	2,764
Expected return on plan assets	(7,328)	(2,245)	(9,215)	—	—	—
Amortization of net transition (asset) obligation	—	2	10	—	—	—
Amortization of prior service (credit) cost	—	53	267	—	(261)	(1,179)
Amortization of (gain)/loss	—	603	1,684	—	—	(379)
Net benefits cost charged to income	$385	$671	$2,558	$2,758	$442	$1,444
Curtailment charge	—	—	575	—	—	23
Contractual termination benefits charge	—	—	2,376	—	—	—
Total benefits cost charged to income	$385	$671	$5,509	$2,758	$442	$1,467

During the three months ended September 30, 2009, we recorded pre-tax curtailment losses of $3.0 million related to reductions of our workforce in our London, Ontario facility.

From January 1, 2010 to February 26, 2010 and during the period from February 26, 2010 to September 30, 2010, contributions of $0.9 million and $6.1 million have been made to our sponsored pension plans, respectively.  We presently anticipate contributing an additional $2.5 million to fund our pension plans during 2010.

Note 7 — Commitments and Contingencies

We are from time to time involved in various legal proceedings of a character normally incident to our business. We do not believe that the outcome of these proceedings will have a material adverse effect on our consolidated financial condition or results of our operations.

As of September 30, 2010, we had an environmental reserve of approximately $1.5 million, related primarily to our foundry operations. This reserve is based on current cost estimates and does not reduce estimated expenditures to net present value, but does take into account the benefit of a contractual indemnity given to us by a prior owner of our wheel-end subsidiary. The failure of the indemnitor to fulfill its obligations could result in future costs that may be material. Any cash expenditures required by us or our subsidiaries to comply with applicable environmental laws and/or to pay for any remediation efforts will not be reduced or otherwise affected by the existence of the environmental reserve. We currently anticipate spending approximately $0.2 million per year in 2010 through 2013 for monitoring the various environmental sites associated with the environmental reserve, including attorney and consultant costs for strategic planning and negotiations with regulators and other potentially responsible parties, and payment of remedial investigation costs. Based on all of the information presently available to us, we believe that our environmental reserves will be adequate to cover the future costs related to the sites associated with the environmental reserves and that any additional costs will not have a material adverse effect on our financial condition, results of operations or cash flows. However, the discovery of additional sites, the modification of existing or the promulgation of new laws or regulations, more vigorous enforcement by regulators, the imposition of joint and several liability under CERCLA or analogous state laws or other unanticipated events could result in a material adverse effect.

The final Iron and Steel Foundry National Emission Standard for Hazardous Air Pollutants, or NESHAP, was developed pursuant to Section 112(d) of the Clean Air Act and requires all major sources of hazardous air pollutants to install controls representative of maximum achievable control technology.  Based on currently available information, we do not anticipate ongoing costs regarding compliance with NESHAP; however, if we are found to be out of compliance with NESHAP, we could incur liability that could have a material adverse effect on our business, results of operations, or financial condition.

As of September 30, 2010, we had approximately 3,022 employees, of which 657 were salaried employees with the remainder paid hourly. Unions represent approximately 1,739 of our employees, which is approximately 58% of our total employees. We have collective bargaining agreements with several unions, including (1) the United Auto Workers, (2) the International Brotherhood of Teamsters, (3) the United Steelworkers, (4) the International Association of Machinists and Aerospace Workers, (5) the National Automobile, Aerospace, Transportation, and General Workers Union of Canada and

(6) El Sindicato Industrial de Trabajadores de Nuevo Leon.

Each of our unionized facilities has a separate contract with the union that represents the workers employed at such facility. The union contracts expire at various times over the next few years with the exception of our union contract that covers the hourly employees at our Monterrey, Mexico, facility, which expires on an annual basis in January unless otherwise renewed. The 2010 negotiations in Monterrey, Elkhart and Erie have been completed.  A new agreement at our Rockford facility was ratified on October 22, 2010.  We have no remaining contracts expiring in 2010.

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

The carrying amounts of cash and cash equivalents, trade receivables, and accounts payable approximate fair value because of the relatively short maturity of these instruments.  The fair value of debt at December 31, 2009 and September 30, 2010 was $400.9 million and $634.9 million, respectively.

	Carrying	Fair Value
As of September 30, 2010	Amount	Level 1	Level 2	Level 3

Liabilities
Postpetition common stock warrants	$1,985			$1,985
Conversion option within our convertible notes	165,366			165,366

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

The following table summarizes changes in fair value of our Level 3 assets and (liabilities) for the periods ended December 31, 2009, February 26, 2010, and September 30, 2010:

	Marketable Securities	Prepetition Common Stock Warrants	Postpetition Common Stock Warrants	Conversion Option within our Convertible Notes
Balance at January 1, 2009	$5,000	—	—	—
Purchase (issuance) of securities	—	$(4,655)	—	—
Unrealized gain (loss) recognized	—	594	—	—
Realized loss	(1,100)	—	—	—
Net settlements	(3,900)	3,985	—	—
Balance at December 31, 2009	$—	$(76)	—	—
Net settlements	—	76	—	—
Issuance of securities	—	—	$6,618	$170,989
Balance at February 26, 2010	$—	$—	$6,618	$170,989
Unrealized gain	—	—	(4,633)	(5,623)
Balance at September 30, 2010	$—	$—	$1,985	$165,366

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

The fair values of our operating segments are based upon preliminary valuation information which has not yet been completed due to the complexity of the analysis required.  It is anticipated that the analysis will be completed during the fourth quarter of 2010.  Due to the impact of this on our reportable segments, the information in the table below should be considered preliminary.

	Successor	Predecessor	Successor	Predecessor
(In thousands except per share data)	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Period from February 26 to September 30, 2010	Period from January 1 to February 26, 2010	Nine Months Ended September 30, 2009

Net sales:
Wheels	$78,444	$63,504	$172,270	$38,379	$174,609
Components	107,385	75,412	250,365	57,233	222,535
Other	19,861	6,293	43,608	8,447	26,847
Consolidated total	$205,690	$145,209	$466,243	$104,059	$423,991

Income (loss) from operations:
Wheels	$10,661	$2,514	$16,986	$2,663	$5,388
Components	(692)	(4,850)	1,652	(2,250)	(28,395)
Other	5,208	391	10,176	1,662	3,636
Corporate	(8,727)	(18,553)	(25,546)	(5,188)	(34,822)
Consolidated total	$6,450	$(20,498)	$3,268	$(3,113)	$(54,193)

	Successor	Predecessor
	As of
	September 30, 2010	December 31, 2009
Total assets:
Wheels	$445,425	$265,977
Components	291,721	230,618
Other	72,587	29,997
Corporate	56,679	145,078
Consolidated total	$866,412	$671,670

Note 10 - Debt

Debt at September 30, 2010, and December 31, 2009, consisted of the following:

	Successor	Predecessor
	September 30, 2010	December 31, 2009
	Debt	Subject to Compromise	Debt
Term Facility — Non-related Parties	$—	$—	$224,560
Term Facility — Related Party Last-Out Loans	—	—	79,486
Senior Secured Notes	301,768	—	—
Senior Subordinated Notes	—	275,000	—
Convertible Notes, including conversion option	285,269	—	—
Revolving Credit Facility	—	—	71,659
Term Facility Discount	—	—	(3,233)
Debtors-In-Possession (“DIP”) Facility	—	—	25,000
Total	$587,037	$275,000	$397,472

Pursuant to the Plan of Reorganization, as of the Effective Date, our new capital structure consisted of the following:

• Postpetition Senior Credit Facility — On the Effective Date of the Plan of Reorganization, we entered into the fifth amendment and restatement to our prepetition senior credit facility (the “postpetition senior credit facility”).  As of the Effective Date, under our postpetition senior credit facility Accuride had outstanding term loans of $287.0 million and outstanding letters of credit in the stated amount of $2.0 million and Accuride Canada Inc. had outstanding term loans of $22.0 million.  The interest rate for all loans was, at our option, LIBOR + 6.75% (with a LIBOR floor of 3.00%) or Base Rate + 5.75% (with a Base Rate floor of 4.00%).  The maturity for all loans and reimbursements of draws under the letters of credit was June 30, 2013.

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

• 7.5% Senior Convertible Notes — On the Effective Date of the Plan of Reorganization, we issued $140.0 million aggregate principal amount of convertible notes.  The first six interest payments on the convertible notes will be PIK interest.  Thereafter, beginning on August 26, 2013, interest on the convertible notes will be paid in cash.

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

On August 26, 2010, we made a PIK interest payment with respect to the convertible notes by increasing the principal amount of the notes by $5,250.

Pursuant to the terms of the indenture, the conversion rate of the convertible notes is adjusted to 1407.2343 per $1,000 principal amount of notes (equivalent to a conversion price of $0.71 per share of common stock).

The embedded conversion option is bifurcated and accounted for separately from the convertible debt.  The conversion option is recorded at fair value and presented with the convertible notes on the consolidated balance sheet.  Each period, the conversion option will be recorded at fair value with the corresponding non-cash gain or loss recognized in our consolidated statements of operations as a component of other income (expense).  The decrease in fair value from February 26, 2010 to September 30, 2010 and for the three months ended September 30, 2010 was $5.6 million and $36.8 million, respectively.

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

On July 29, 2010, we completed an offering, which we refer to as the “Refinancing”, of $310.0 million aggregate principal amount of senior secured notes and entered into the ABL facility. We used the net proceeds from the offering of the senior secured notes and borrowings under the ABL facility to refinance our postpetition senior credit facility.

•                  ABL Credit Agreement — In connection with the Refinancing, we entered into a new ABL Credit Facility (the “ABL facility”).  The ABL facility is a senior secured asset based revolving credit facility in an aggregate principal amount of up to $75.0 million, with the right, subject to certain conditions, to increase the availability under the facility by up to $25.0 million in the aggregate (for a total aggregate availability of $100.0 million). The four-year ABL facility matures on July 29, 2014 and provides for loans and letters of credit in an aggregate amount up to the amount of the facility, subject to meeting certain borrowing base conditions, with sub-limits of up to $10.0 million for swingline loans and $25.0 million to be available for the issuance of letters of credit.  Loans under the ABL facility initially bears interest at an annual rate equal to either LIBOR plus 3.50% or Base Rate plus 2.50%, at our option, subject to changes based on our leverage ratio as defined in the ABL facility.

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

•                  9.5% Senior Secured Notes — In connection with the Refinancing, we issued $310.0 million aggregate principal amount of senior secured notes.  Under the terms of the indenture governing the senior secured notes, the senior secured notes bear interest at a rate of 9.5% per year and mature on August 1, 2018.   Prior to maturity we may redeem the senior secured notes on the terms set forth in the indenture governing the senior secured notes. The senior secured notes are guaranteed by the Guarantors, and the senior secured notes and the related guarantees are secured by first priority liens on the Notes Priority Collateral and second priority liens on the ABL Priority Collateral.

Note 11 — Guarantor and Non-guarantor Financial Statements

Prior to the Refinancing, our postpetition senior credit facility was secured by, among other things, a lien on substantially all of our U.S. and Canadian properties, assets and domestic subsidiaries (“Guarantor Subsidiaries”) and a pledge of 65% of the stock of our foreign subsidiaries.  Our convertible notes are fully and unconditionally guaranteed, on a joint and several basis, by substantially all of our 100% owned domestic subsidiaries. The non-guarantor subsidiaries are our foreign subsidiaries.   The following condensed financial information illustrates the composition of the combined Guarantor Subsidiaries:

CONDENSED CONSOLIDATED BALANCE SHEET

	Successor
	September 30, 2010
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
ASSETS
Cash and cash equivalents	$47,801	$(2,873)	$6,436	—	$51,364
Accounts receivable, net	181,842	57,806	5,936	$(142,386)	103,198
Inventories	20,056	39,853	4,784	—	64,693
Other current assets	1,972	2,752	3,077	—	7,801
Total current assets	251,671	97,538	20,233	(142,386)	227,056
Property, plant, and equipment, net	41,852	163,582	51,546	—	256,980
Goodwill	15,260	83,285	30,196	—	128,741
Intangible assets, net	54,157	145,365	34,996	—	234,518
Investments in and advances to subsidiaries and affiliates	443,643	—	—	(443,643)	—
Other non-current assets	11,457	1,759	5,901	—	19,117
TOTAL	$818,040	$491,529	$142,872	$(586,029)	$866,412
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$11,893	$38,752	$8,054	—	$58,699
Accrued payroll and compensation	4,036	9,552	4,880	—	18,468
Accrued interest payable	5,196	—	—	—	5,196
Accrued and other liabilities	3,961	127,068	39,149	$(142,386)	27,792
Total current liabilities	25,086	175,372	52,083	(142,386)	110,155
Long term debt	587,037	—	—	—	587,037
Deferred and non-current income taxes	154,535	(133,999)	1,122	—	21,658
Other non-current liabilities	17,075	80,701	15,479	—	113,255
Stockholders’ equity	34,307	369,455	74,188	(443,643)	34,307
TOTAL	$818,040	$491,529	$142,872	$(586,029)	$866,412

	Predecessor
	December 31, 2009
(in thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
ASSETS
Cash and cash equivalents	$53,505	$(1,871)	$4,887	—	$56,521
Accounts receivable, net	26,145	185,953	5,831	$(151,628)	66,301
Inventories	14,870	33,963	2,091	(182)	50,742
Other current assets	6,603	12,675	26,346	(20,051)	25,573
Total current assets	101,123	230,720	39,155	(171,861)	199,137
Property, plant, and equipment, net	34,672	154,173	40,682	—	229,527
Goodwill	66,973	52,460	8,041	—	127,474
Intangible assets, net	373	88,857	—	—	89,230
Investments in and advances to subsidiaries and affiliates	271,863	—	—	(271,863)	—
Other non-current assets	17,104	1,341	7,857	—	26,302
TOTAL	$492,108	$527,551	$95,735	$(443,724)	$671,670
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$5,289	$22,206	$3,782	—	31,277
Debt	375,472	—	22,000	$—	397,472
Accrued payroll and compensation	3,006	5,885	5,427	—	14,318
Accrued interest payable	3,067	—	504	—	3,571
Accrued and other liabilities	8,297	277,845	1,977	(260,472)	27,647
Total current liabilities	395,131	305,936	33,690	(260,472)	474,285
Deferred and non-current income taxes	10,810	10,347	1,031	—	22,188
Other non-current liabilities	18,465	69,442	13,442	—	101,349
Liabilities subject to compromise	295,968	6,146	—	—	302,114
Stockholders’ equity (deficiency)	(228,266)	135,680	47,572	(183,252)	(228,266)
TOTAL	$492,108	$527,551	$95,735	$(443,724)	$671,670

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor
	Three Months Ended September 30, 2010
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$90,287	$117,260	$31,218	$(33,075)	$205,690
Cost of goods sold	81,165	108,694	27,602	(33,075)	184,386
Gross profit	9,122	8,566	3,616	—	21,304
Operating expenses	11,091	3,702	61	—	14,854
Income (loss) from operations	(1,969)	4,864	3,555	—	6,450
Other income (expense):
Interest expense, net	(10,655)	(32)	(35)	—	(10,722)
Equity in earnings (losses) of subsidiaries	7,752	—	—	(7,752)	—
Other income (expense), net	38,750	264	460	—	39,474
Income before and income taxes	33,878	5,096	3,980	(7,752)	35,202
Income tax provision (benefit)	3,027	—	1,324	—	4,351
Net income (loss)	$30,851	$5,096	$2,656	$(7,752)	$30,851

	Predecessor
	Three Months Ended September 30, 2009
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$73,645	$74,675	$27,213	$(30,324)	$145,209
Cost of goods sold	69,926	77,909	25,824	(30,324)	143,335
Gross profit (loss)	3,719	(3,234)	1,389	—	1,874
Operating expenses	19,128	3,118	126	—	22,372
Income (loss) from operations	(15,409)	(6,352)	1,263	—	(20,498)
Other income (expense):
Interest expense, net	(17,624)	(40)	(467)	—	(18,131)
Equity in earnings (losses) of subsidiaries	(3,654)	—	—	3,654	—
Other income (expense), net	(153)	67	3,317	—	3,231
Income (loss) before income taxes	(36,840)	(6,325)	4,113	3,654	(35,398)
Income tax provision (benefit)	(3,511)	—	1,442	—	(2,069)
Net income (loss)	$(33,329)	$(6,325)	$2,671	$3,654	$(33,329)

	Successor
	Period from February 26 to September 30, 2010
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$212,603	$258,184	$69,217	$(73,761)	$466,243
Cost of goods sold	202,016	233,054	62,211	(73,761)	423,520
Gross profit	10,587	25,130	7,006	—	42,723
Operating expenses	30,606	8,687	162	—	39,455
Income (loss) from operations	(20,019)	16,443	6,844	—	3,268
Other income (expense):
Interest expense, net	(24,222)	(76)	(154)	—	(24,452)
Equity in earnings (losses) of subsidiaries	20,812	—	—	(20,812)	—
Other income (expense), net	10,492	428	(709)	—	10,211
Income (loss) before and income taxes	(12,937)	16,795	5,981	(20,812)	(10,973)
Income tax provision (benefit)	2,730	—	1,964	—	4,694
Net income (loss)	$(15,667)	$16,795	$4,017	$(20,812)	$(15,667)

	Predecessor
	Period from January 1 to February 26, 2010
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$47,897	$56,971	$14,011	$(14,820)	$104,059
Cost of goods sold	45,553	54,526	14,318	(14,820)	99,577
Gross profit (loss)	2,344	2,445	(307)	—	4,482
Operating expenses	5,327	2,216	52	—	7,595
Income (loss) from operations	(2,983)	229	(359)	—	(3,113)
Other income (expense):
Interest expense, net	(6,804)	(21)	(671)	—	(7,496)
Equity in earnings (losses) of subsidiaries	(826)	—	—	826	—
Other income (expense), net	547	49	(30)	—	566
Income (loss) before reorganization items and income taxes	(10,066)	257	(1,060)	826	(10,043)
Reorganization items	(59,334)	21	2	—	(59,311)
Income tax benefit	(1,534)	—	—	—	(1,534)
Net income (loss)	$50,802	$236	$(1,062)	$826	$50,802

	Predecessor
	Nine Months Ended September 30, 2009
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$206,503	$223,045	$68,288	$(73,845)	$423,991
Cost of goods sold	199,800	239,525	65,618	(73,845)	431,098
Gross profit (loss)	6,703	(16,480)	2,670	—	(7,107)
Operating expenses	37,440	9,180	466	—	47,086
Income (loss) from operations	(30,737)	(25,660)	2,204	—	(54,193)
Other income (expense):
Interest expense, net	(45,373)	(107)	(1,545)	—	(47,025)
Loss on extinguishment of debt	(5,389)	—	—	—	(5,389)
Equity in earnings of subsidiaries	(21,034)	—	—	21,034	—
Other income (expense), net	(413)	221	5,777	—	5,585
Income (loss) before income taxes	(102,946)	(25,546)	6,436	21,034	(101,022)
Income tax provision (benefit)	(2,491)	—	1,924	—	(567)
Net income (loss)	$(100,455)	$(25,546)	$4,512	$21,034	$(100,455)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor
	Period from February 26 to September 30, 2010
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(15,667)	$16,795	$4,017	$(20,812)	$(15,667)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	5,554	15,337	3,355	—	24,246
Amortization — deferred financing costs	460	—	—	—	460
Amortization — other intangible assets	3,311	3,171	—	—	6,482
Loss on disposal of assets	4	25	22	—	51
Deferred income taxes	2,179	—	—	—	2,179
Paid-in-kind interest	6,161	—	—	—	6,161
Non-cash stock-based compensation	593	—	—	—	593
Equity in earnings of subsidiaries and affiliates	(20,812)	—	—	20,812	—
Non-cash change in market valuation - convertible notes	(5,623)	—	—	—	(5,623)
Non-cash change in warrant liability	(4,633)	—	—	—	(4,633)
Change in other operating items	(19,624)	(28,367)	18,017	—	(29,974)
Net cash provided by (used in) operating activities	(48,097)	6,961	25,411	—	(15,725)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(1,725)	(5,808)	(615)	—	(8,148)
Other	13,028	238	—	—	13,266
Net cash provided by (used in) investing activities	11,303	(5,570)	(615)	—	5,118

CASH FLOWS FROM FINANCING ACTIVITIES:
Other	3,624	—	(22,000)	—	(18,376)
Net cash provided by (used in) financing activities	3,624	—	(22,000)	—	(18,376)

Increase (decrease) in cash and cash equivalents	(33,170)	1,391	2,796	—	(28,983)
Cash and cash equivalents, beginning of period	80,971	(4,264)	3,640	—	80,347
Cash and cash equivalents, end of period	$47,801	$(2,873)	$6,436	$—	$51,364

	Predecessor
	Period from January 1 to February 26, 2010
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$50,802	$236	$(1,062)	$826	$50,802
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,205	4,527	979	—	6,711
Amortization — deferred financing costs	690	—	4	—	694
Amortization — other intangible assets	31	790	—	—	821
Reorganization items	(59,334)	21	2	—	(59,311)
Payments on reorganization items	(12,164)	—	—	—	(12,164)
Paid-in-kind interest	1,769	—	—	—	1,769
Loss (gain) on disposal of assets	2	1	—	—	3
Equity in earnings of subsidiaries and affiliates	826	—	—	(826)	—
Deferred income taxes	(1,560)	—	—	—	(1,560)
Change in other operating items	(752)	(6,636)	(1,150)	—	(8,538)
Net cash used in operating activities	(18,485)	(1,061)	(1,227)	—	(20,773)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(60)	(1,377)	(20)	—	(1,457)
Other	(600)	45	—	—	(555)
Net cash used in investing activities	(660)	(1,332)	(20)	—	(2,012)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from debt issuance	46,611	—	—	—	46,611
Net cash provided by financing activities	46,611	—	—	—	46,611

Increase (decrease) in cash and cash equivalents	27,466	(2,393)	(1,247)	—	23,826
Cash and cash equivalents, beginning of year	53,505	(1,871)	4,887	—	56,521
Cash and cash equivalents, end of period	$80,971	$(4,264)	$3,640	$—	$80,347

	Predecessor
	Nine Months Ended September 30, 2009
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(100,455)	$(25,546)	$4,512	$21,034	$(100,455)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	5,623	24,659	4,298	—	34,580
Amortization — deferred financing costs	3,319	2	19	—	3,340
Amortization — other intangible assets	140	3,550	—	—	3,690
Loss on extinguishment of debt	5,389	—	—	—	5,389
Deferred income taxes	(136)	—	—	—	(136)
Change in warrant liability	(608)	—	—	—	(608)
Paid-in-kind interest	6,519	—	—	—	6,519
Loss (gain) on disposal of assets	(477)	242	292	—	57
Equity in earnings of subsidiaries and affiliates	21,034	—	—	(21,034)	—
Non-cash stock-based compensation	249	—	—	—	249
Change in other operating items	10,436	6,398	(22,986)	—	(6,152)
Net cash provided by (used in) operating activities	(48,967)	9,305	(13,865)	—	(53,527)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(7,390)	(8,401)	(331)	—	(16,122)
Other	3,900	213	—	—	4,113
Net cash used in investing activities	(3,490)	(8,188)	(331)	—	(12,009)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in revolving credit advance	(35,000)	—	(8,000)	—	(43,000)
Other	9,877	—	—	—	9,877
Net cash used in financing activities	(25,123)	—	(8,000)	—	(33,123)

Increase (decrease) in cash and cash equivalents	(77,580)	1,117	(22,196)	—	(98,659)
Cash and cash equivalents, beginning of year	95,630	(1,633)	29,679	—	123,676
Cash and cash equivalents, end of period	$18,050	$(516)	$7,483	$—	$25,017

Note 12 — Subsequent Events

Conversion Offer and Reverse Stock Split

On October 6, 2010, the Company announced that its Board of Directors approved a conversion offer for all of the Company’s 7.5 percent senior convertible notes due 2020 and a 1-for-10 reverse stock split of the Company’s common stock. The reverse stock split is subject to stockholder approval at a special meeting of stockholders, currently scheduled for November 18, 2010.

In the conversion offer, holders of the Company’s 7.5 percent senior convertible notes may elect to convert their convertible notes into post-split shares of the Company’s common stock at a conversion rate of 238.2119 post-split shares per $1,000 principal amount of convertible notes. The conversion rate represents approximately 98 percent of the total number of shares into which the Company expects the convertible notes would be convertible on February 26, 2013, which is the final PIK interest payment date for the convertible notes.

The conversion offer is not conditioned on completion of the reverse stock split.  Filings subsequent to the reverse stock split will include a retrospective application of the impact to share data.  The Company launched the conversion offer on October 22, 2010, and announced an intent to modify the terms of the conversion offer on November 4, 2010.  The Company expects to complete the conversion offer in the fourth quarter of 2010.

In accordance with the applicable accounting guidance, the Company expects to recognize a non-cash charge related to the inducement for conversion during the fourth quarter of 2010.  The amount of the charge depends on the number of participants and the market share of the common stock of the Company.

Sale of Assets

On November 2, 2010, the Company announced the sale of certain assets related to its Brillion Farm EquipmentTM operating segment to Landoll Corporation.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The accompanying unaudited condensed interim consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and such principles are applied on a basis consistent with the information reflected in our Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC.  In the opinion of management, the interim financial information includes all adjustments and accruals, consisting only of normal recurring adjustments and adjustments related to fresh start accounting as noted in Note 1 — Summary of Significant Accounting Policies, which are necessary for a fair presentation of results for the respective interim periods.  The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2010 or any interim period.  Except for the historical information contained herein, this quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties.  Our actual results may differ materially from those indicated by such forward-looking statements.

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

Our diversified customer base includes substantially all of the leading commercial vehicle OEMs, such as Daimler Truck North America, LLC, with its Freightliner and Western Star brand trucks, PACCAR, Inc., with its Peterbilt and Kenworth brand trucks, Navistar, Inc., with its International brand trucks, and Volvo Truck Corporation, with its Volvo and Mack brand trucks.  Our primary commercial trailer customers include leading commercial trailer OEMs, such as Great Dane Limited Partnership, Wabash National, Inc., Utility Trailer, Inc., and Polar Tank, LLC.  Our major light truck customer is General Motors Corporation.  We have built relationships of more than 20 years with many of these leading OEM customers.  Our product portfolio is supported by strong sales, marketing and design engineering capabilities with 17 strategically located, technologically-advanced manufacturing facilities across the United States, Mexico, and Canada.

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

The heavy- and medium-duty truck and commercial trailer markets and the related aftermarket are the primary drivers of our sales. These markets are, in turn, directly influenced by conditions in the North American truck industry generally by conditions in other industries which indirectly impact the truck industry, such as the home-building industry, and by overall economic growth and consumer spending.  Accordingly, the current economic conditions described above have led to a severe and ongoing downturn in the North American truck and vehicle supply industries, which resulted in a significant decline in our sales volume and necessitated our bankruptcy filings in October 2009, as described above in Note 1 to our condensed consolidated financial statements.  Although current industry forecasts predict an increase in commercial vehicle production in 2010 and continuing into 2011, we cannot accurately predict how prolonged the current downturn may be or the strength and pace of the recovery.  The continued downturn may lead to further reduced spending and deterioration in the North American truck and vehicle supply industries for the foreseeable future. We emerged from bankruptcy with reduced financial leverage and an improved capital structure, which we believe will better enable us to operate in this economic environment.  However, we continue to be a highly leveraged company, and a delayed or failed economic recovery would continue to have a material adverse effect on our business, results of operations and financial condition.

Using the commercial vehicle industry production forecasts by industry experts, we expect results from operations to improve in 2010 compared to 2009 due to increased demand for our product, improved operational efficiencies, and reduced fees and expenses related to our revised capital structure.

Results of Operations

Allocations of fair value to tangible and intangible assets, goodwill, pension obligations and deferred taxes are based upon preliminary valuation information.  It is anticipated that all necessary information will be available and the analysis will be completed during the fourth quarter of 2010.

In connection with our emergence from Chapter 11 bankruptcy proceedings and the adoption of fresh-start accounting, the results of operations for 2010 separately present the 2010 Successor Period and the 2010 Predecessor Period. Although the 2010 Successor Period and the 2010 Predecessor Period are distinct reporting periods, the effects of emergence and fresh-start accounting did not have a material impact on the comparability of our results of operations between the periods. Accordingly, references to 2010 results of operations for the nine months ended September 30, 2010 combine the two periods in order to enhance the comparability of such information to the prior year. A summary of our operating results for the three and nine months ended September 30, 2010 and 2009 and as a percentage of net sales is shown below:

Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

(Dollars in thousands)	Three Months Ended September 30, 2010		Three Months Ended September 30, 2009

Net sales:
Wheels	$78,444	38.1%	$63,504	43.7%
Components	107,385	52.2%	75,412	51.9%
Other	19,861	9.7%	6,293	4.4%
Total net sales	205,690	100.0%	145,209	100.0%
Gross profit (loss):
Wheels	13,709	17.5%	3,817	6.0%
Components	1,278	1.2%	(2,828)	(3.8)%
Other	6,727	33.9%	1,296	20.6%
Corporate	(410)	—%	(411)	—%
Total gross profit	21,304	10.4%	1,874	1.3%
Operating expenses	14,854	7.2%	22,372	15.4%
Income (loss) from operations	6,450	3.1%	(20,498)	(14.1)%
Interest (expense), net	(10,722)	(5.2)%	(18,131)	(12.5)%
Non-cash market valuation — convertible notes	36,827	17.9%	—	—%
Other income, net	2,647	1.3%	3,231	2.2%
Income tax expense (benefit)	4,351	2.1%	(2,069)	(1.4)%
Net income (loss)	$30,851	15.0%	$(33,329)	(23.0)%

Net Sales.  Net sales for the three months ended September 30, 2010, were $205.7 million, which was an increase of 41.7%, compared to net sales of $145.2 million for the three months ended September 30, 2009.  The increase was due to increased product demand from both our OEM and aftermarket customers.

Gross Profit.  Gross profit increased $19.4 million to $21.3 million for the three months ended September 30, 2010 due to the contribution from increased net sales, better capacity utilization with higher sales volumes and improvements in operating efficiencies.

Interest Expense.  Net interest expense decreased $7.4 million to $10.7 million for the three months ended September 30, 2010 from $18.1 million for the three months ended September 30, 2009.  This was mostly due to lower debt levels, which resulted in lower interest expense of approximately $5.9 million.

Market Valuation — Conversion Option on Convertible Notes.  In connection with accounting guidance following the emergence from Chapter 11, we record the conversion option on our convertible notes at fair value.  Due to the decrease in value of the conversion option, we recorded income of $36.8 million during the three months ended September 30, 2010.  We expect these unrealized, non-cash gains or losses to continue as the fair value of the conversion option fluctuates.

Net Income.  We had net income of $30.9 million for the three months ended September 30, 2010 compared to a net loss of $33.3 million for the three months ended September 30, 2009.  The primary reasons for the improvement are improved gross profit margins related to increased net sales and operating efficiencies and non-cash market valuation gain for the conversion option on our convertible debt.

Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

(In thousands except per share data)	Nine Months Ended September 30, 2010		Nine Months Ended September 30, 2009

Net sales:
Wheels	$210,649	37.0%	$174,609	41.2%
Components	307,598	53.9%	222,535	52.5%
Other	52,055	9.1%	26,847	6.3%
Total net sales	570,302	100.0%	423,991	100.0%
Gross profit (loss):
Wheels	27,965	13.3%	10,557	6.0%
Components	5,294	1.7%	(22,379)	(10.1)%
Other	16,167	31.1%	6,663	24.8%
Corporate	(2,221)	—%	(1,948)	—%
Total gross profit (loss)	47,205	8.3%	(7,107)	(1.7)%
Operating expenses	47,050	8.3%	47,086	11.1%
Income (loss) from operations	155	0.0%	(54,193)	(12.8)%
Interest (expense), net	(31,948)	(5.6)%	(47,025)	(11.1)%
Loss on extinguishment of debt	—	—%	(5,389)	(1.3)%
Non-cash market valuation — convertible notes	5,623	1.0%	—	—%
Other income, net	5,154	0.9%	5,585	1.3%
Reorganization items (gain)	(59,311)	(10.4)%	—	—%
Income tax expense (benefit)	3,160	0.6%	(567)	(0.1)%
Net income (loss)	$35,135	6.2%	$(100,455)	(23.7)%

Net Sales.  Combined net sales for the nine months ended September 30, 2010, were $570.3 million, which was an increase of 34.5%, compared to net sales of $424.0 million for the nine months ended September 30, 2009.  The increase was due to increased product demand from both our OEM and aftermarket customers.

Gross Profit.  Gross profit increased $54.3 million to $47.2 million for the nine months ended September 30, 2010 due to the contribution from increased net sales, better capacity utilization with higher sales volumes and improvements in operating efficiencies.

Interest Expense.  Net interest expense decreased $15.1 million to $31.9 million for the nine months ended September 30, 2010 from $47.0 million for the nine months ended September 30, 2009.  This was mostly due to not recognizing interest related to our prepetition senior subordinated notes that were cancelled as part of our Plan of Reorganization and having a reduced net debt position as a result of our Plan of Reorganization.

Market Valuation — Conversion Option on Convertible Notes.  In connection with accounting guidance following the emergence from Chapter 11, we record the conversion option on our convertible notes at fair value.  Due to the change in value of the conversion option, we recorded income of $5.6 million during 2010.  We expect these unrealized, non-cash gains or losses to continue as the fair value of the conversion options fluctuates.

Reorganization Items.  ASC 852 requires the recognition of certain transactions directly related to the reorganization as reorganization expense or income in the statement of operations. The reorganization gain of $59.3 million for 2010 consisted of $25.0 million professional fees directly related to reorganization and an $84.3 million gain on the discharge and issuance of our debt instruments.

Net Income.  We had net income of $35.1 million for the nine months ended September 30, 2010 compared to a net loss of $100.5 million for the nine months ended September 30, 2009.  The primary reasons for the improvement are the improved gross profit on higher sales volumes, the net of one-time items related to the debt discharge, and the non-cash market valuation income for the conversion option on our convertible notes.

Changes in Financial Condition

At September 30, 2010, the Successor Company had total assets of $866.4 million, as compared to the Predecessor Company’s total assets of $671.7 million at December 31, 2009.  The $194.7 million, or 29.0%, increase in total assets primarily resulted from changes from the fair valuation of the Company’s assets by adopting fresh start accounting in accordance with ASC 852, as well as changes in working capital.  We define working capital as current assets (excluding cash and debt) less current liabilities.  During the nine months ended September 30, 2010, property, plant and equipment increased by $48.7 million, other intangible assets increased by $152.6 million, goodwill increased by $1.3 million and other assets decreased by $4.2 million for changes in the allocation of fair values as of February 26, 2010.  Since the allocation of fair value is still preliminary, additional changes are expected in the fourth quarter of this year.

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

The following table summarizes the major components of our working capital as of the periods listed below:

	Successor	Predecessor
	September 30,	December 31,
	2010	2009
Accounts receivable	$103,198	$66,301
Inventories	64,693	50,742
Deferred income taxes (current)	2,811	2,811
Other current assets	4,990	22,762
Accounts payable	(58,699)	(31,277)
Accrued payroll and compensation	(18,468)	(14,318)
Accrued interest payable	(5,196)	(3,571)
Accrued workers compensation	(7,746)	(7,038)
Other current liabilities	(20,046)	(20,609)
Working Capital	$65,537	$65,803

Significant changes in working capital included:

•            an increase in accounts receivable of $36.9 million due to the comparative increase in revenue in the months leading up to the respective period-end dates;

•            an increase in inventory of $14.0 million due to increase in sales demand;

•            a decrease in other current assets of $17.8 million due to the adoption of a new accounting policy for supplies as part of the fresh-start reporting;

•            an increase of accounts payable of $27.4 million primarily due to the increase in raw material purchases in the months leading up to the respective period-end dates.

Capital Resources and Liquidity

Our primary sources of liquidity during the periods January 1, 2010 through February 26, 2010 for the Predecessor Company and February 26, 2010 through September 30, 2010 for the Successor Company were cash reserves and the debt instruments entered into in connection with our emergence from bankruptcy.  We believe that cash from operations, existing cash reserves, and availability under our new ABL facility will provide adequate funds for our working capital needs, planned capital expenditures and debt service obligations through 2010 and the next twelve months.

Our ability to fund working capital needs, planned capital expenditures, scheduled debt payments, and to comply with any financial covenants under our new ABL facility, depends on our future operating performance and cash flow, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2010 was $36.5 million. The primary drivers of the use in cash were $12.2 million of cash payments for reorganization items, and $22.4 million of cash payments related to bankruptcy, and $16.1 million of increased working capital assets.  During a period of increasing sales demand, our working capital needs also rise.

Investing Activities

Net cash provided by investing activities totaled $3.1 million for the nine months ended September 30, 2010.  During 2010, we had cash inflows of $15.0 million related to issuance of letters of credit to replace restricted cash from previously drawn letters of credit.  Our most significant cash outlays for investing activities are the purchases of property, plant and equipment.  Capital expenditures for 2010 are expected to be approximately $20 million, which we expect to fund through existing cash reserves.  Due to the continued challenges facing our industry and the economy as a whole, we are managing our capital expenditures very closely in order to preserve liquidity throughout 2010 while still maintaining our production capacity and making investments necessary to meet competitive threats and to seize upon growth opportunities.

Financing Activities

Net cash provided by financing activities totaled $28.2 million for the nine months ended September 30, 2010.  Included in this amount are the impacts from the Plan of Reorganization of satisfying our prepetition senior credit facility of $305.8 million, our revolving credit facility of $71.7 million, and the DIP facility of $25.0 million.  Also included are proceeds from the $140 million aggregate principal amount of convertible notes we issued and the $310.5 million postpetition senior credit facility we entered into upon emergence from bankruptcy.

As noted below, on July 29, 2010, we refinanced our postpetition senior credit facility using proceeds from the $310 million aggregate principle amount of senior secured notes and funds from a new asset based lending credit facility.

Postpetition Senior Credit Facility

On the Effective Date of the Plan of Reorganization, we entered into the fifth amendment and restatement to our prepetition senior credit facility (the “postpetition senior credit facility”).  As of the Effective Date, under our postpetition senior credit facility Accuride had outstanding term loans of $287.0 million and outstanding letters of credit in the stated amount of $2.0 million and Accuride Canada Inc. had outstanding term loans of $22.0 million.  The interest rate for all loans was, at our option, LIBOR + 6.75% (with a LIBOR floor of 3.00%) or Base Rate + 5.75% (with a Base Rate floor of 4.00%).  The maturity for all loans and reimbursements of draws under the letters of credit was June 30, 2013.

On July 29, 2010, as described below under “—Refinancing—The ABL Facility,” we refinanced the postpetition senior credit facility and the postpetition senior credit facility was terminated.

Postpetition Senior Convertible Notes

On the Effective Date, we issued $140 million aggregate principal amount of convertible notes and entered into the indenture governing the convertible notes, dated the Effective Date.  Under the terms of the indenture, the convertible notes bear interest at a rate of 7.5% per annum and will mature on February 26, 2020.  The first six interest payments will be payment-in-kind interest.  Thereafter, beginning on August 26, 2013, interest on the convertible notes will be paid in cash.

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

On August 26, 2010, we made a PIK interest payment with respect to the convertible notes by increasing the principal amount of the notes by $5.25 million.  Pursuant to the terms of the indenture governing the convertible notes, the conversion rate of the convertible notes was adjusted to 1407.2343 shares of common stock per $1,000 principal amount of notes (equivalent to a conversion price of $0.71 per share of common stock).

On October 6, 2010, the Company announced that its Board of Directors approved a conversion offer for all of the Company’s 7.5 percent senior convertible notes due 2020 and a 1-for-10 reverse stock split of the Company’s Common Stock.  On October 22, 2010, the Company commenced the conversion offer and on November 4, 2010, the Company announced its intention to amend certain terms of the conversion offer.  In the conversion offer, holders of the Company’s 7.5% senior convertible notes may elect to convert their convertible notes into post-split shares of the Company’s Common Stock at an increased conversion rate of 238.2119 post-split shares per $1,000 principal amount of convertible notes. The conversion rate represents approximately 98 percent of the total number of shares into which the Company expects the convertible notes would be convertible on February 26, 2013, which is the final PIK interest payment date for the convertible notes. The conversion offer is not conditioned on completion of the reverse stock split, which is expected to be completed prior to completion of the conversion offer.

The convertible notes are currently redeemable by the Company, in whole but not in part, at any time on or after February 26, 2013, at a price equal to 100% of the principal amount of the convertible notes to be redeemed, plus any accrued and unpaid interest up to the redemption date; provided, that (i) the Common Stock is listed on a national securities exchange, (ii) the average weekly trading volume of the Common Stock as reported by such national securities exchange during the four week period prior to conversion is at least 3.0% of the total number of outstanding shares of Common Stock immediately prior to conversion and (iii) for twenty of the preceding thirty consecutive trading days, the Common Stock has had a closing sale price at least equal to 2.25 times the effective conversion price.  As part of the conversion offer, however, we are soliciting consents to amend the indenture governing the convertible notes to remove these restrictions to our redemption of the convertible notes.

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

Restrictive Debt Covenants.  Our credit documents (the ABL facility and the indentures governing the convertible notes and the senior secured notes) contain operating covenants that limit the discretion of management with respect to certain business matters.  These covenants place significant restrictions on, among other things, the ability to incur additional debt, to pay dividends, to create liens, to make certain payments and investments and to sell or otherwise dispose of assets and merge or consolidate with other entities.  In connection with the conversion offer, however, we are soliciting consents to remove substantially all of the operating covenants in the indenture governing the convertible notes.  In addition, the ABL facility contains a financial covenant which requires us to maintain a fixed charge coverage ratio during any compliance period, which is anytime when the excess availability is less than or equal to the greater of $10.0 million or 15 percent of the total commitment under the ABL facility.  Due to the amount of our excess availability (as calculated under the ABL facility), the Company is not currently in a compliance period and we do not have to maintain a fixed charge coverage ratio, although this is subject to change.

We continue to operate in a challenging economic environment and our ability to maintain liquidity and comply with our debt covenants may be affected by economic or other conditions that are beyond our control and which are difficult to predict.  The 2010 production forecasts by ACT Publications for the significant commercial vehicle markets that we serve, as of October 10, 2010, are as follows:

North American Class 8	149,237
North American Classes 5-7	109,307
U.S. Trailers	114,990

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

Critical Accounting Policies and Estimates.  We have made a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America.  Actual results could differ significantly from those estimates under different assumptions and conditions.  We included in our Form 10-K for the year ended December 31, 2009 a discussion of our most critical accounting policies, which are those that have a material impact on our financial condition or operating performance and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  Upon our emergence from Chapter 11 bankruptcy proceedings, we adopted fresh-start accounting in accordance with the provisions of ASC 852 Reorganizations (“ASC 852”), which requires significant estimates and assumptions related to the fair value of our assets and liabilities.  The allocations of fair value are based upon preliminary valuation information and analysis that have not yet been completed.  It is anticipated that all necessary information will be available and our analysis will be completed during the fourth quarter of 2010.

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

•                  despite our substantial leverage, we and our subsidiaries will be able to incur more indebtedness, which could further exacerbate the risk immediately described above, including our ability to service our indebtedness;

•                  servicing our indebtedness will require a significant amount of cash and our ability to generate cash depends on many factors beyond our control; and

•                  we are subject to a number of restrictive covenants, which, if breached, may restrict our business and financing activities.

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

Foreign Currency Risk

Certain forecasted transactions, assets, and liabilities are exposed to foreign currency risk. We monitor our foreign currency exposures to maximize the overall effectiveness of our foreign currency derivatives. The principal currency of exposure is the Canadian dollar. From time to time, we use foreign currency financial instruments to offset the impact of the variability in exchange rates on our operations, cash flows, assets and liabilities. At September 30, 2010, we had no open foreign exchange contracts.

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

Raw Material/Commodity Price Risk

We rely upon the supply of certain raw materials and commodities in our production processes, and we have entered into firm purchase commitments for certain metals and natural gas. Additionally, from time to time, we use commodity price swaps and futures contracts to manage the variability in certain commodity prices on our operations and cash flows. At September 30, 2010, we had no open commodity price swaps or futures contracts.

Interest Rate Risk

We use long-term debt as a primary source of capital. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for our long-term fixed-rate debt and other types of long-term debt at September 30, 2010:

(Dollars in thousands)	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
Long-term Debt:
Fixed Rate	—	—	—	—	—	$455,250	$455,250	$634,874
Average Rate	—	—	—	—	—	8.86%	8.86%
Variable Rate	—	—	—	—	$—	—	$—	$—
Average Rate	—	—	—	—	—%	—	—%

The carrying value of our $145.3 million aggregate principal amount of convertible notes is disclosed on our condensed consolidated balance sheet at $285.3 million, which considers the fair value of the conversion option and accrued

PIK interest, as of September 30, 2010.  The table above represents the face value of the debt instrument with a fixed rate of interest of 7.5%.

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

Item 1A.

Our Common Stock would be diluted by the conversion of our convertible notes in the conversion offer.

As of November 5, 2010, 126,295,024 shares of our Common Stock were outstanding.  In addition, we had $145,250,001 aggregate principal amount outstanding of convertible notes subject to our ongoing conversion offer.  If the conversion offer is completed, it would have a substantial dilutive effect on our Common Stock.  For example, if 100% of the outstanding convertible notes are converted in the conversion offer, we would issue approximately 346.0 million shares of Common Stock to converting noteholders (not taking into account the proposed reverse stock split), and if 50.1% of the convertible notes are converted in the conversion offer, we would issue approximately 173.3 million shares of Common Stock to converting noteholders (not taking into account the proposed reverse stock split).

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

10.1	—

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

10.2*	—	Accuride Corporation 2010 Incentive Award Plan. Previously filed as an exhibit to Form S-8 filed on August 3, 2010 and incorporated herein by reference.
10.3*	—

Form of Accuride Corporation 2010 Initial Grant Restricted Stock Unit Award to be entered into by Accuride Corporation and individual directors of Accuride Corporation.  Previously filed as an exhibit to Form S-8 filed on August 3, 2010 and incorporated herein by reference.

10.4*	—

Form of Accuride Corporation 2010 Annual Grant Restricted Stock Unit Award to be entered into by Accuride Corporation and individual directors of Accuride Corporation.  Previously filed as an exhibit to Form S-8 filed on August 3, 2010 and incorporated herein by reference.

31.1†	—	Section 302 Certification of William M. Lasky in connection with the Quarterly Report of Form 10-Q on Accuride Corporation for the period ended September 30, 2010.
31.2†	—	Section 302 Certification of James H. Woodward, Jr. in connection with the Quarterly Report on Form 10-Q of Accuride Corporation for the period ended September 30, 2010.

32.1††	—	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

†              Filed herewith

††            Furnished herewith

*              Management contract or compensatory agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCURIDE CORPORATION

/s/ WILLIAM M. LASKY	Dated:	November 9, 2010
William M. Lasky
President and Chief Executive Officer
(Principal Executive Officer)

/s/ JAMES H. WOODWARD, Jr.	Dated:	November 9, 2010
James H. Woodward, Jr.
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ GREGORY A. RISCH	Dated:	November 9, 2010
Gregory A. Risch
Vice President and Chief Accounting Officer
(Principal Accounting Officer)