Form 10-K
period 2010-12-31
ACCURIDE CORP
filed 2011-03-28
CIK 817979

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2010
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to

Commission File Number 333-50239

ACCURIDE CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	61-1109077 (I.R.S. Employer Identification No.)
7140 Office Circle, Evansville, Indiana (Address of Principal Executive Offices)	47715 (Zip Code)

Registrant's telephone number, including area code: (812) 962-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of class	Name of exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange

         Securities registered pursuant to Section 12(g) of the Act:

Title of class	Name of exchange on which registered
Warrants to purchase Common Stock	Over the Counter Bulletin Board

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

         Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

         The aggregate market value of the registrant's common stock held by non-affiliates based on the Over The Counter Bulletin Board closing price as of June 30, 2010 (the last business day of registrant's most recently completed second fiscal quarter) was approximately $131,132,817. This calculation does not reflect a determination that such persons are affiliates of registrant for any other purposes.

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒    No ☐

         The number of shares of Common Stock, $0.01 par value, of Accuride Corporation outstanding as of March 25, 2011 was 47,260,056.

ACCURIDE CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2010

Explanatory Note:

        Effective November 18, 2010, Accuride Corporation implemented a one-for-ten reverse stock split of its Common Stock. Unless otherwise indicated, all share amounts and per share data in this Annual Report on Form 10-K for the Successor Company have been adjusted to reflect this reverse stock split. See Note 1 of the consolidated financial statements.

PART I

Item 1.    Business

The Company

        We are one of the largest and most diversified manufacturers and suppliers of commercial vehicle components in North America. Our products include commercial vehicle wheels, wheel-end components and assemblies, truck body and chassis parts, and other commercial vehicle components. We market our products under some of the most recognized brand names in the industry, including Accuride, Gunite, Imperial, Fabco, Brillion, and Highway Original. We believe that we have number one or number two North American market positions in steel wheels, forged aluminum wheels, brake drums, disc wheel hubs, and metal bumpers in commercial vehicles. We serve the leading original equipment manufacturers, or OEMs, and their related aftermarket channels in most major segments of the commercial vehicle market, including heavy- and medium-duty trucks, commercial trailers, light trucks, buses, as well as specialty and military vehicles.

        Our primary product lines are standard equipment used by a majority of North American heavy- and medium-duty truck OEMs, creating a significant barrier to entry. We believe that substantially all heavy-duty truck models manufactured in North America contain one or more of our components.

        Our diversified customer base includes substantially all of the leading commercial vehicle OEMs, such as Daimler Truck North America, LLC ("DTNA"), with its Freightliner and Western Star brand trucks, PACCAR, Inc. ("PACCAR"), with its Peterbilt and Kenworth brand trucks, Navistar, Inc. ("International Truck"), with its International brand trucks, and Volvo Truck Corporation ("Volvo/Mack"), with its Volvo and Mack brand trucks. Our primary commercial trailer customers include leading commercial trailer OEMs, such as Great Dane Limited Partnership and Wabash National, Inc. Our major light truck customer is General Motors Corporation. Our product portfolio is supported by strong sales, marketing and design engineering capabilities and is manufactured in 15 strategically located, technologically-advanced facilities across the United States, Mexico, and Canada.

        Our business consists of five operating segments that design, manufacture, and distribute components for trucks, trailers, and other vehicles. This excludes our seat segment divested in early 2011. These operating segments are aggregated into three reportable segments as each reportable segment has similar economic characteristics, products and production processes, class of customer and distribution methods. The Wheels segment's products primarily consist of wheels for heavy- and medium-duty trucks and commercial trailers. The Components segment's products consist primarily of truck body and chassis parts, wheel-end components and assemblies, and seats. The Other segment's products primarily consist of other commercial vehicle components, including steerable drive axles and gearboxes. We believe this segmentation is appropriate based upon management's operating decisions and performance assessment. Our financial results for the previous three fiscal years are discussed in "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operation" and "Item 8: Financial Statements and Supplementary Data" of this Annual Report.

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

Relisting

        On December 22, 2010, our Common Stock began trading on the New York Stock Exchange ("NYSE") under the symbol "ACW" after being traded under various symbols on the Over The Counter Bulletin Board.

Financial Statement Presentation

        We have prepared the accompanying consolidated financial statements in accordance with Accounting Standards Codification ("ASC") 852, Reorganizations. ASC 852 requires that the financial statements for the periods subsequent to a Chapter 11 filing separate transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, all transactions (including, but not limited to, all professional fees, realized gains and losses and provisions for losses) directly associated with the reorganization of the business are reported separately in the financial statements as reorganization items, net. The Predecessor Company recognized the following reorganization income (expense) in our financial statements:

	Predecessor
(In thousands)	Period from January 1 to February 26, 2010	Year Ended December 31, 2009
Debt discharge—Senior subordinate notes and interest	$252,798	$—
Market valuation of $140 million convertible notes	(155,094)	—
Professional fees	(25,030)	(10,829)
Market valuation of warrants issued	(6,618)	—
Deferred financing fees	(3,847)	(3,550)
Term loan facility discount	(2,974)	—
Other	76	—

Total	$59,311	$(14,379)

Fresh-Start Reporting

        Upon our emergence from Chapter 11 bankruptcy proceedings, we adopted fresh-start accounting in accordance with the provisions of ASC 852, pursuant to which the midpoint of the range of our reorganization value was allocated to our assets and liabilities in conformity with the procedures specified by ASC 805, Business Combinations.

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

        As a result of the adoption of fresh-start reporting, our consolidated balance sheets and consolidated statements of operations subsequent to February 26, 2010, will not be comparable in many respects to our consolidated balance sheets and consolidated statements of operations prior to February 26, 2010. References to "Successor Company" refer to the Company after February 26, 2010, after giving effect to the application of fresh-start reporting. References to "Predecessor Company" refer to the Company prior to February 26, 2010.

        The effects of the Plan of Reorganization and fresh-start reporting on the Company's consolidated balance sheet as of February 26, 2010 are as follows:

	Fresh-Start Adjustments
	Predecessor	Debt Discharge and Issuance(a)	Reinstatement of Liabilities(b)	Revaluation of Assets and Liabilities(c)	Successor
	(in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$34,880	$45,467	$—	$—	$80,347
Customer receivables, net	73,636	—	—	—	73,636
Other receivables	8,498	—	—	—	8,498
Inventories	56,639	—	—	3,028	59,667
Deferred income taxes	4,371	—	—	(1,836)	2,535
Income tax receivable	720	—	—	—	720
Prepaid expenses and other current assets	20,518	—	—	(16,439)	4,079

Total current assets	199,262	45,467	—	(15,247)	229,482
PROPERTY, PLANT AND EQUIPMENT, net	224,270	—	—	31,425	255,695
OTHER ASSETS:
Goodwill	127,474	—	—	50,098	177,572
Other intangible assets, net	88,409	—	—	135,991	224,400
Deferred financing fees, net	3,847	(3,847)	—	—	—
Other	22,221	66	—	(4,190)	18,097

TOTAL	$665,483	$41,686	$—	$198,077	$905,246

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES
Accounts Payable	$57,074	$—	$7,978	$—	$65,052
Accrued payroll and compensation	18,058	—	—	—	18,058
Accrued interest payable	242	—	—	—	242
Debt	399,500	(399,500)	—	—	—
Accrued and other liabilities	27,044	(1,012)	346	(840)	25,538

Total current liabilities	501,918	(400,512)	8,324	(840)	108,890
LONG-TERM DEBT	—	604,113	—	—	604,113
DEFERRED INCOME TAXES	14,274	—	—	11,305	25,579
NON-CURRENT INCOME TAXES PAYABLE	7,914	—	—	—	7,914
OTHER POSTRETIREMENT BENEFIT PLAN LIABILITY	61,037	—	—	12,033	73,070
PENSION BENEFIT PLAN LIABILITY	35,915	—	—	(959)	34,956
OTHER LIABILITIES	4,108	6,542	2,814	(1,774)	11,690
LIABILITIES SUBJECT TO COMPROMISE	302,114	(290,976)	(11,138)	—	—
STOCKHOLDERS' EQUITY (DEFICIENCY):
Common stock and Additional Paid-in-Capital	268,590	38,178	—	(267,734)	39,034
Treasury stock	(751)	—	—	751	—
Accumulated other comprehensive loss	(48,376)	—	—	48,376	—
Retained earnings (deficiency)	(481,260)	84,341	—	396,919	—

Total stockholders' equity (deficiency)	(261,797)	122,519	—	178,312	39,034

TOTAL	$665,483	$41,686	$—	$198,077	$905,246

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

(c)
The allocations of fair value are based upon valuation information and other studies that were completed during the fourth quarter of 2010, as discussed below:

Fresh-Start Reporting Adjustments

        In applying fresh-start reporting, we applied ASC 805, Business Combinations, and recorded our assets and liabilities at fair value on February 26, 2010. These fresh-start adjustments were finalized during the fourth quarter of 2010. Aside from the assets and liabilities that already represented fair value on our consolidated balance sheet, the significant assumptions related to the valuations of our assets and liabilities that were revalued in connection with fresh-start reporting are subsequently discussed.

Inventory

        We recorded inventories at their fair value of $59.7 million, which was an increase of $3.0 million. Historically, our inventories were stated at the lower of cost or market on a first-in, first-out ("FIFO") basis. The fair value valuation was determined based on the estimated selling price less costs to sell for finished goods and work-in-process, which also considered costs to completion. Raw material values were based on replacement cost. The increase of fair value over our stated values was amortized during 2010 as a component of cost of goods sold.

Supplies

        At emergence the Successor Company adopted a supplies accounting policy that requires capitalization of critical supplies that are above a threshold limit with subsequent amortization over their useful lives. Supplies purchased that are valued below the threshold limit will be immediately recognized as an expense in our consolidated statements of operations. Approximately $16.4 million of supplies for our Predecessor Company were removed from other current assets and $2.6 million were added to other non-current assets, which represented the fair value of the supplies that met the requirements of the accounting policy.

Property, Plant and Equipment

        We recorded property, plant and equipment which includes land, land improvements, buildings, machinery and equipment, and construction in progress at its fair value of $255.7 million. Fair value was based on the highest and best use of specific properties. Specific approaches by asset class are as follows:

  •
  Land and land improvement values were determined based on the sales comparison approach, which considers the value of the land parcels if vacant. In the sales comparison approach, comparable land sales and listings in each property's geographic area were obtained and compared to the property being valued, focusing most heavily on recent sales of similar size, location, and zoning.

  •
  The buildings and building improvements were valued using a direct cost method whereby the replacement cost was estimated based on building class using square foot costs. An estimate of physical deterioration as well as functional and external obsolescence was then applied to arrive at a final fair value.

  •
  Machinery and equipment were valued on a continued-use basis. Using the indirect method of the cost approach, the replacement cost was indexed according to the historical cost, with allowances for physical deterioration as well as functional and external obsolescence to arrive at a final fair value. Construction in progress was reported using original cost basis.

Other intangible assets

        We recorded other intangible assets of $224.4 million at their fair values. The following is a summary of and approaches used to determine the fair value of our significant intangible assets:

  •
  Trade names and technology were valued at $34.1 million and $40.4 million, respectively, which were determined using the relief from royalty method, which capitalizes the cost savings associated with owning, rather than licensing the trade names and technology. Other significant considerations include revenues applicable to the trade names and technology with a declining obsolescence factor for technology, useful life, royalty rates, income tax rates, discount rates, and the tax benefits from amortization expense.

  •
  Customer relationships were valued at $149.9 million using the multi-period excess earnings approach, which is a form of the income approach. This method is based on the concept that cash flows attributable to the assets are available after deducting the costs associated with the business as well as the return on assets employed in the generation of the cash flows. Significant considerations include cash flows from existing customer relationships, estimating contributory asset charges and required rates of return on tangible and intangible assets, the tax amortization benefit, and discount rates.

Goodwill

        We recorded Goodwill of $177.6 million upon application of fresh-start reporting. When applying fresh-start reporting, the difference between the business enterprise value and the fair value of our assets and liabilities gives rise to goodwill, which is a residual.

Deferred Income Taxes

        We recorded deferred income tax assets and liabilities of $2.5 million and $25.6 million, respectively, for temporary differences resulting from applying fresh start reporting.

Debt

        We recorded our long-term debt at their total fair value of $604.1 million, which had two major components, as follows:

  •
  The senior credit facility of $309.0 million.

  •
  The $140 million aggregate principal amount of convertible notes was recorded at fair value of $124.2 million and its embedded conversion option at $170.9 million. The fair values related to the convertible notes and the embedded conversion option considered several factors, such as the price of our Common Stock, volatility, the risk-free rate, and credit spreads. Also significant are the coupon interest rate, the rate of conversion of the notes into shares of our Common Stock, and the term of the instrument.

Pensions and Other Postretirement Benefit Plan Liabilities, current and non-current

        We recorded pensions of $35.0 million and other postretirement benefit plan liabilities of $73.1 million, which includes the actuarial measurement of all of our benefit plans. These liabilities increased by $11.1 million compared to the Predecessor's valuations due to changes in the market value of our assets and liabilities, eliminating accumulated other comprehensive income, and revised discount rates, which declined between 75 and 100 basis points from the Predecessor's valuations.

Stockholder's Equity (Deficiency)

        The changes to our Stockholder's Equity (Deficiency) reflect our recapitalization using $563 million, which is the midpoint of the range of our enterprise valuations in our Plan of Reorganization and the application of fresh-start reporting. Also included is the elimination of our Predecessor Common Stock, Treasury Stock, Accumulated Other Comprehensive Loss, and Accumulated Deficiency.

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

  •
  7.5% Senior Convertible Notes—We issued $140 million aggregate principal amount of 7.5% Senior Convertible Notes due 2020 (the "convertible notes") pursuant to a rights offering. The first six interest payments on the convertible notes were to have been paid-in-kind ("PIK") interest. Thereafter, beginning on August 26, 2013, interest on the convertible notes was to be paid in cash. As of the Effective Date, the initial $140 million principal amount of convertible notes was convertible into 18,666,666 shares of our Common Stock. Pursuant to a conversion offer for the convertible notes we completed on November 29, 2010 and privately negotiated exchanges completed on December 22 and December 29, 2010, substantially all of the convertibles notes were exchanged for shares of our Common Stock. Currently, there are no outstanding convertible notes.

  •
  Common Stock and Warrants—We issued the following equity securities: (i) 9,800,000 shares of our postpetition Common Stock, par value $0.01 per share (the "Common Stock"), to holders of our prepetition senior subordinated notes, on a pro rata basis (ii) 2,500,000 shares of Common Stock to the parties backstopping the rights offering of convertible notes as payment of their backstop fee, (iii) 200,000 shares of Common Stock to holders of our prepetition Common Stock on a pro rata basis, (iv) warrants to purchase 2,205,882 shares of Common Stock (the "Warrants") to holders of our prepetition Common Stock on a pro rata basis and (v) 129,488 shares of Common Stock, net of shares withheld for tax purposes, under our Key Executive Incentive Plan. The Warrants are exercisable at an exercise price of $21.00 per share of Common Stock until February 26, 2012.

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

Product Overview

        We believe we design, produce, and market one of the broadest portfolios of commercial vehicle components in the industry. We classify our products under several categories, which include wheels, wheel-end components and assemblies, truck body and chassis parts, and other commercial vehicle components including seating assemblies through January 2011. The following describes our major product lines and brands.

Wheels (Approximately 37% of our 2010 net sales, 42% of our 2009 net sales, and 42% of our 2008 net sales)

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

Wheel-End Components and Assemblies (Approximately 27% of our 2010 net sales, 27% of our 2009 net sales, and 23% of our 2008 net sales)

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

Truck Body and Chassis Parts (Approximately 11% of our 2010 net sales, 13% of our 2009 net sales, and 12% of our 2008 net sales)

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

        We specialize in the fabrication of components requiring a significant amount of tooling or customization. Our truck body and chassis parts manufacturing operations are characterized by low-volume production runs. Additionally, because each truck is uniquely customized to end user specifications, we have developed flexible production systems that are capable of accommodating multiple variations for each product design. A description of each of our major truck body and chassis parts is summarized below:

  •
  Bumpers.  We manufacture a wide variety of steel bumpers, as well as polish and chrome these products with pre-plate and decorative polishing to meet specific OEM requirements, for our Highway Original aftermarket brand, and private label aftermarket requirements.

  •
  Fuel Tanks.  We manufacture and assemble aluminum and steel fuel tanks, fuel tank ends and fuel tank straps, as well as polish fuel tanks for OEM and for our Highway Original aftermarket customers.

  •
  Battery Boxes and Toolboxes.  We design and manufacture, as well as polish, steel and aluminum battery and toolboxes for our heavy-duty truck OEM customers and our Highway Original aftermarket customers.

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

Other Components (Approximately 25% of our 2010 net sales, 18% of our 2009 net sales, and 23% of our 2008 net sales)

        We produce other commercial vehicle components, including steerable drive axles and gearboxes as well as engine and transmission components.

  •
  Steerable Drive Axles and Gear Boxes.  We believe we are a leading supplier of steerable drive axles, gearboxes and related parts for heavy- and medium-duty on/off highway trucks and utility vehicles under the Fabco brand name. Our axles and gearboxes are utilized by most major North American heavy- and medium-duty truck manufacturers and modification centers. We also supply replacement parts for all of our axles and gearboxes to OEMs and, in some cases, directly to end users. Our quick turnaround of parts minimizes the need for our customers to maintain their own parts inventory.

  •
  Transmission and Engine-Related Components.  We believe that our Brillion foundry is a leading source for the casting of transmission and engine-related components to the heavy- and medium-duty truck markets, including flywheels, transmission and engine-related housings and brackets.

  •
  Industrial Components.  Our Brillion foundry produces components for a wide variety of applications to the industrial machinery and construction equipment markets, including flywheels, pump housings, small engine components, and other industrial components. Our industrial components are made to specific customer requirements and, as a result, our product designs are typically proprietary to our customers.

  •
  Seating.  We formally designed, engineered and manufactured air suspension and static seating assemblies under the Bostrom brand name for heavy- and medium-duty trucks, the related aftermarket, and school and transit buses. On January 28, 2011, we sold substantially all of the assets and business related to this product line to a subsidiary of Commercial Vehicle Group, Inc.

Customers

        We market our components to more than 1,000 customers, including most of the major North American heavy- and medium-duty truck and commercial trailer OEMs, as well as to the major aftermarket suppliers, including OEM dealer networks, wholesale distributors, and aftermarket buying groups. Our largest customers are Navistar, PACCAR, Daimler Truck North America, and Volvo/Mack, which combined accounted for approximately 53.8% of our net sales in 2010, and individually constituted approximately 21.1%, 13.8%, 11.9%, and 7.0%, respectively, of our 2010 combined net sales. We have long-term relationships with our larger customers, many of whom have purchased components from us or our predecessors for more than 45 years. We garner repeat business through our reputation for quality and position as a standard supplier for a variety of truck lines. We believe that we will continue to be able to effectively compete for our customers' business due to the high quality of our products, the breadth of our product portfolio, and our continued product innovation.

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

        We also have fleet sales coverage focused on our wheels and wheel-end markets who seek to develop relationships directly with fleets to create "pull-through" demand for our products. This effort is intended to help convince the truck and trailer OEMs to designate our products as standard equipment and to create sales by encouraging fleets to specify our products on the equipment that they purchase, even if our product is not standard equipment. This same group provides aftermarket sales coverage for our various products, particularly wheels and wheel-end components. These salespeople promote and sell our products to the aftermarket, including OEM dealers, warehouse distributors and aftermarket buying groups.

        Effective May 2009, we implemented a consolidated aftermarket distribution strategy for our wheels, wheel-end components, and Highway Original aftermarket brand. In support of this initiative, we closed two existing warehouses and opened a distribution center strategically located in the Indianapolis, Indiana, metropolitan area. As a result, customers can order steel and aluminum wheels, brake drums/rotors, automatic slack adjusters, bumpers, fuel tanks, and battery boxes on one purchase order, improving freight efficiencies and improved inventory turns for our customers. This capability is a strategic advantage over our single product line competitors. The aftermarket infrastructure enables us to expand our manufacturing plant direct shipments to larger aftermarket customers utilizing a virtual distribution strategy that allows us to maintain and enhance our competitiveness by eliminating unnecessary freight and handling through the distribution center.

International Sales

        We consider sales to customers outside of the United States as international sales. International sales for the years, ended December 31, 2010, 2009, and 2008 are as follows:

(dollars in millions)	International Sales	Percent of Net Sales
2010	$114.9	15.0%
2009	$80.0	14.0%
2008	$156.5	16.8%

        For additional information, see Note 12 to the "Notes to Consolidated Financial Statements" included herein.

Manufacturing

        We operate 15 facilities, which are characterized by advanced manufacturing capabilities, in North America. Our U.S. manufacturing operations are located in California, Illinois, Indiana, Kentucky,

Ohio, Pennsylvania, Tennessee, Texas, Virginia, Washington, and Wisconsin. In addition, we have manufacturing facilities in Canada and Mexico. These facilities are strategically located to meet our manufacturing needs and the demands of our customers.

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

        The competitive landscape for each of our brands is unique. Our primary competitors in the wheel markets include Alcoa Inc., ArvinMeritor, Inc., and Hayes Lemmerz International, Inc. Our primary competitors in the wheel-ends and assemblies markets for heavy-duty trucks and commercial trailers are ArvinMeritor, Inc., Consolidated Metco Inc., and Webb Wheel Products Inc. The truck body and chassis parts markets are fragmented and characterized by many small private companies. Our major competitors in the industrial components market include ten to twelve foundries operating in the Midwest and Southern regions of the United States and Mexico.

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

        The main raw materials for our truck body and chassis parts are sheet and formed steel and aluminum. Price adjustments for these raw materials are passed-through to our largest customers for those parts on a contractual basis. We purchase major fabricating materials, such as fasteners, steel, and tube steel, from multiple sources, and these materials have historically been generally available.

Employees and Labor Unions

        As of December 31, 2010, we had approximately 2,927 employees, of which 640 were salaried employees with the remainder paid hourly. Unions represent approximately 1,659 of our employees, which is approximately 57% of our total employees. We have collective bargaining agreements with several unions, including (1) the United Auto Workers, (2) the International Brotherhood of Teamsters, (3) the United Steelworkers, (4) the International Association of Machinists and Aerospace Workers, (5) the National Automobile, Aerospace, Transportation, and General Workers Union of Canada and (6) El Sindicato Industrial de Trabajadores de Nuevo Leon.

        Each of our unionized facilities has a separate contract with the union that represents the workers employed at such facility. The union contracts expire at various times over the next few years with the exception of our union contract that covers the hourly employees at our Monterrey, Mexico, facility, which expires on an annual basis in January unless otherwise renewed. The 2011 negotiations in Monterrey were successfully completed prior to the expiration of our union contract and the contract at our Elkhart, Indiana facility was extended through April 2012. In 2011, we have collective bargaining agreements expiring at our Brillion and Livermore facilities. We do not anticipate that the outcome of the 2011 negotiations will have a material adverse effect on our operating performance or costs.

Intellectual Property

        We believe the protection of our intellectual property is important to our business. Our principal intellectual property consists of product and process technology, a number of patents, trade secrets, trademarks and copyrights. Although our patents, trade secrets, and copyrights are important to our business operations and in the aggregate constitute a valuable asset, we do not believe that any single patent, trade secret, or copyright is critical to the success of our business as a whole. We also own common law rights and U.S. federal and foreign trademark registrations for several of our brands, which we believe are valuable, including Accuride®, Brillion TM, Fabco TM, Gunite®, Highway Original® and Imperial TM. Our policy is to seek statutory protection for all significant intellectual property embodied in patents and trademarks. From time to time, we grant licenses under our intellectual property and receive licenses under intellectual property of others.

Backlog

        Our production is based on firm customer orders and estimated future demand. Since firm orders generally do not extend beyond 15-45 days and we generally meet all requirements, backlog volume is generally not significant.

Cyclical and Seasonal Industry

        The commercial vehicle components industry is highly cyclical and, in large part, depends on the overall strength of the demand for heavy- and medium-duty trucks. These industries have historically experienced significant fluctuations in demand based on factors such as general economic conditions, gas prices, interest rates, government regulations, and consumer spending. From mid-2000 through 2003, the industry was in a severe downturn. From 2004 though 2006, major OEM customers experienced an upturn in net orders, which resulted in stronger industry conditions. Beginning in the second quarter of 2007, the commercial vehicle market has experienced a severe drop in production as predicted by analysts, including America's Commercial Transportation ("ACT") and FTR Associates

("FTR") Publications. During 2010, commercial vehicle production levels increased, and we expect that demand for our products will improve in 2011 as economic conditions continue to improve.

        In addition, our operations are typically seasonal as a result of regular customer maintenance and model changeover shutdowns, which typically occur in the third and fourth quarter of each calendar year. This seasonality may result in decreased net sales and profitability during the third and fourth fiscal quarters of each calendar year.

Environmental Matters

        Our operations, facilities, and properties are subject to extensive and evolving laws and regulations pertaining to air emissions, wastewater and stormwater discharges, the handling and disposal of solid and hazardous materials and wastes, the investigation and remediation of contamination, and otherwise relating to health, safety, and the protection of the environment and natural resources. The violation of such laws can result in significant fines, penalties, liabilities or restrictions on operations. From time to time, we are involved in administrative or legal proceedings relating to environmental, health and safety matters, and have in the past incurred and will continue to incur capital costs and other expenditures relating to such matters. For example, we are involved in proceedings regarding alleged violations of air regulations at our Rockford facility and stormwater regulations at our Brillion facility, which could subject us to fines, penalties or other liabilities. In connection with such matters, we are negotiating with state authorities regarding certain capital improvements related to the underlying allegations. Based on current information, we do not expect that these matters will have a material adverse effect on our business, results of operations or financial conditions; however, we cannot assure you that these or any other future environmental compliance matters will not have such an effect.

        In addition to environmental laws that regulate our ongoing operations, we are also subject to environmental remediation liability. Under the federal Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) and analogous state laws, we may be liable as a result of the release or threatened release of hazardous materials into the environment regardless of when the release occurred. We are currently involved in several matters relating to the investigation and/or remediation of locations where we have arranged for the disposal of foundry and other wastes. Such matters include situations in which we have been named or are believed to be potentially responsible parties in connection with the contamination of these sites. Additionally, environmental remediation may be required to address soil and groundwater contamination identified at certain of our facilities.

        As of December 31, 2010, we had an environmental reserve of approximately $1.5 million, related primarily to our foundry operations. This reserve is based on management's review of potential liabilities as well as cost estimates related thereto. The reserve takes into account the benefit of a contractual indemnity given to us by a prior owner of our wheel-end subsidiary. The failure of the indemnitor to fulfill its obligations could result in future costs that may be material. Any expenditures required for us to comply with applicable environmental laws and/or pay for any remediation efforts will not be reduced or otherwise affected by the existence of the environmental reserve. Our environmental reserve may not be adequate to cover our future costs related to the sites associated with the environmental reserve, and any additional costs may have a material adverse effect on our business, results of operations or financial condition. The discovery of additional environmental issues, the modification of existing laws or regulations or the promulgation of new ones, more vigorous enforcement by regulators, the imposition of joint and several liability under CERCLA or analogous state laws, or other unanticipated events could also result in a material adverse effect.

        The Iron and Steel Foundry National Emission Standard for Hazardous Air Pollutants ("NESHAP") was developed pursuant to Section 112(d) of the Clean Air Act and requires major sources of hazardous air pollutants to install controls representative of maximum achievable control technology. Based on currently available information, we do not anticipate material costs regarding ongoing compliance with the NESHAP; however if we are found to be out of compliance with the NESHAP, we could incur liability that could have a material adverse effect on our business, results of operations or financial condition.

        Many scientists, legislators and others attribute climate change to increased emissions of greenhouse gases ("GHGs"), which has led to significant legislative and regulatory efforts to limit GHGs. There are bills pending in Congress that would limit and reduce GHG emissions through a cap-and-trade system of allowances and credits, under which emitters would be required to buy allowances to offset emissions. In addition, in late 2009, the EPA promulgated a rule requiring certain emitters of GHGs to monitor and report data with respect to their GHG emissions and, in June 2010, promulgated a rule regarding future regulation of GHG emissions from stationary sources. Also, several states, including states in which we have facilities, are considering or have begun to implement various GHG registration and reduction programs. Certain of our facilities use significant amounts of energy and may emit amounts of GHGs above certain existing and/or proposed regulatory thresholds. GHG laws and regulations could increase the price of the energy we purchase, require us to purchase allowances to offset our own emissions, require us to monitor and report our GHG emissions or require us to install new emission controls at our facilities, any one of which could significantly increase our costs or otherwise negatively affect our business, results of operations or financial condition. In addition, future efforts to curb transportation-related GHGs could result in a lower demand for our products, which could negatively affect our business, results of operation or financial condition. While future GHG regulation appears increasingly likely, it is difficult to predict how these regulations will affect our business, results of operations or financial condition.

Research and Development Expense

        Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred. For the period January 1, 2010 to February 26, 2010 and for the period February 26, 2010 to December 31, 2010 we expensed $1.2 million and $5.9 million, respectively. The amounts expensed in the years ended December 31, 2009 and 2008 totaled $6.8 million and $10.9 million, respectively.

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

        We continue to operate in a challenging economic environment and our ability to maintain liquidity may be affected by economic or other conditions that are beyond our control and which are difficult to predict. The 2011 production forecasts by ACT Publications for the significant commercial vehicle markets that we serve, as of March 10, 2011, are as follows:

North American Class 8	244,000
North American Classes 5-7	146,660
U.S. Trailers	209,400

The failure to realize cost savings under our cost restructuring plan could adversely affect our business.

        During 2008, 2009, and 2010, we implemented various cost reduction initiatives in response to, among other things, significant downturns in our industry. These initiatives have included aligning our workforce in response to slowdowns in the industry and consolidating certain of our facilities. We have recorded pre-tax restructuring expenses to cover costs associated with our cost reduction initiatives. We cannot assure you that these cost reduction initiatives will sufficiently help in returning us to profitability. Because our restructuring activities involve changes to many aspects of our business, the cost reductions could adversely impact productivity and sales to an extent we have not anticipated. Even if these activities generate the anticipated cost savings, there may be other unforeseeable and unintended factors or consequences that could adversely impact our profitability and business, including unintended employee attrition.

We are dependent on sales to a small number of our major customers and on our status as standard supplier on certain truck platforms of each of our major customers.

        Sales, including aftermarket sales, to Navistar, PACCAR, DTNA, and Volvo/Mack constituted approximately 21.1%, 13.8%, 11.9%, and 7.0%, respectively, of our 2010 combined net sales. No other customer accounted for more than 5% of our net sales for this period. The loss of any significant portion of sales to any of our major customers would likely have a material adverse effect on our business, results of operations or financial condition.

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

        We are continuing to engage in efforts intended to improve and expand our relations with each of the customers named above. We have supported our position with these customers through direct and active contact with end users, trucking fleets, and dealers, and have located certain of our marketing personnel in offices near these customers and most of our other major customers. We may not be able to successfully maintain or improve our customer relationships so that these customers will continue to do business with us as they have in the past or be able to supply these customers or any of our other customers at current levels. The loss of a significant portion of our sales to any of these named customers could have a material adverse effect on our business, results of operations or financial condition. In addition, the delay or cancellation of material orders from, or problems at, any of our other major customers could have a material adverse effect on our business, results of operations, or financial condition. See "Item 1A—Risk Factors—Current economic conditions, including those related to the credit markets, may have a material adverse effect on our industry, business and results of operations."

Increased cost or reduced supply of raw materials and purchased components may adversely affect our business, results of operations or financial condition.

        Our business is subject to the risk of price increases and fluctuations and periodic delays in the delivery of raw materials and purchased components that are beyond our control. Our operations require substantial amounts of raw steel, aluminum, steel scrap, pig iron, electricity, coke, natural gas, sheet and formed steel, bearings, purchased components, fasteners, silicon sand, binders, sand additives, coated sand, and tube steel. Fluctuations in the delivery of these materials may be driven by the supply/demand relationship for material, factors particular to that material or governmental regulation for raw materials such as electricity and natural gas. In addition, if any of our suppliers seeks bankruptcy relief or otherwise cannot continue its business as anticipated or we cannot renew our supply contracts on favorable terms, the availability or price of raw materials could be adversely affected. Fluctuations in prices and/or availability of the raw materials or purchased components used by us, which at times may be more pronounced during periods of higher truck builds, may affect our profitability and, as a result, have a material adverse effect on our business, results of operations, or financial condition. In addition, as described above, a shortening or elimination of our trade credit by our suppliers may affect our liquidity and cash flow and, as a result, have a material adverse effect on our business, results of operations, or financial condition. See "Item 1A—Risk Factors—Current economic conditions, including those related to the credit markets, may have material adverse effect on our industry, business and results of operations or financial condition."

        We use substantial amounts of raw steel and aluminum in our production processes. Although raw steel is generally available from a number of sources, we have obtained favorable sourcing by negotiating and entering into high-volume contracts with third parties with terms ranging from one to two years. We obtain raw steel and aluminum from various third-party suppliers. We may not be successful in renewing our supply contracts on favorable terms or at all. A substantial interruption in the supply of raw steel or aluminum or inability to obtain a supply of raw steel or aluminum on commercially desirable terms could have a material adverse effect on our business, results of operations or financial condition. We are not always able, and may not be able in the future, to pass on increases in the price of raw steel or aluminum to our customers on a timely basis or at all. In particular, when raw material prices increase rapidly or to significantly higher than normal levels, we may not be able to pass price increases through to our customers on a timely basis, if at all, which could adversely affect our operating margins and cash flow. Any fluctuations in the price or availability of raw steel or aluminum may have a material adverse effect on our business, results of operations or financial condition.

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

        Our operations are typically seasonal as a result of regular customer maintenance and model changeover shutdowns, which typically occur in the third and fourth quarter of each calendar year. This seasonality may result in decreased net sales and profitability during the third and fourth fiscal quarters and have a material adverse effect on our business, results of operations, or financial condition. In addition, federal and state regulations (including engine emissions regulations, tariffs, import regulations and other taxes) may have a material adverse effect on our business and are beyond our control.

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

        In addition, potential competition from foreign truck components suppliers, especially in the aftermarket, may lead to an increase in truck components imports into North America, adversely affecting our market share and negatively affecting our ability to compete. At present, competition from non-U.S. manufacturers is constrained in the markets in which we compete due to factors such as high shipping costs. However, if the cost of fuel goes down, shipping costs would be significantly reduced, increasing the likelihood that foreign manufacturers will seek to increase their sales of track components in North American markets. Foreign truck components suppliers, including those in China, may in the future increase their currently modest share of the markets for truck components in which we compete. Some of these foreign suppliers may be owned, controlled or subsidized by their governments, and their decisions with respect to production, sales and exports may be influenced more by political and economic policy considerations than by prevailing market conditions. In addition, foreign truck components suppliers may be subject to less restrictive regulatory and environmental regimes that could provide them with a cost advantage relative to North American suppliers. Therefore, there is a risk that some foreign suppliers, including those in China, may increase their sales of truck components in North American markets despite decreasing profit margins or losses. If future trade cases do not provide relief from such potential trade practices, U.S. protective trade laws are weakened or international demand for trucks and/or truck components decreases, an increase of truck component imports into the United States may occur, which could have a material adverse effect on our business, results of operations or financial condition.

We face exposure to foreign business and operational risks including foreign exchange rate fluctuations and if we were to experience a substantial fluctuation, our profitability may change.

        In the normal course of doing business, we are exposed to risks associated with changes in foreign exchange rates, particularly with respect to the Canadian dollar. From time to time, we use forward foreign exchange contracts, and other derivative instruments, to help offset the impact of the variability in exchange rates on our operations, cash flows, assets and liabilities. We had no outstanding foreign exchange forward contract instruments open at December 31, 2010. Factors that could further impact the risks associated with changes in foreign exchange rates include the accuracy of our sales estimates, volatility of currency markets and the cost and availability of derivative instruments. See "Item 7A. Quantitative and Qualitative Disclosure about Market Risk—Foreign Currency Risk." In addition, changes in the laws or governmental policies in the countries in which we operate could have a material adverse effect on our business, results of operations, or financial condition.

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

        We manufacture our products at 15 facilities and provide logistical services at our just-in-time sequencing facilities in the United States. An interruption in production or service capabilities at any of these facilities as a result of equipment failure or other reasons could result in our inability to produce our products, which would reduce our net sales and earnings for the affected period. In the event of a stoppage in production at any of our facilities, even if only temporary, or if we experience delays as a result of events that are beyond our control, delivery times to our customers could be severely affected. Any significant delay in deliveries to our customers could lead to increased returns or cancellations and cause us to lose future sales. Our facilities are also subject to the risk of catastrophic loss due to unanticipated events such as fires, explosions or violent weather conditions. We may experience plant shutdowns or periods of reduced production as a result of equipment failure, delays in deliveries or catastrophic loss, which could have a material adverse effect on our business, results of operations or financial condition.

We may incur potential product liability, warranty and product recall costs.

        We are subject to the risk of exposure to product liability, warranty and product recall claims in the event any of our products results in property damage, personal injury or death, or does not conform to specifications. We may not be able to continue to maintain suitable and adequate insurance in excess of our self-insured amounts on acceptable terms that will provide adequate protection against potential liabilities. In addition, if any of our products proves to be defective, we may be required to participate in a recall involving such products. We have an ongoing product recall campaign related to automatic slack adjusters manufactured by our Gunite business unit, and have recorded reserves in 2010, related thereto. A successful claim brought against us in excess of available insurance coverage, if any, or a requirement to participate in any product recall, could have a material adverse effect on our business, results of operations or financial condition.

Work stoppages or other labor issues at our facilities or at our customers' facilities could have a material adverse effect on our operations.

        As of December 31, 2010, unions represented approximately 57% of our workforce. As a result, we are subject to the risk of work stoppages and other labor relations matters. Any prolonged strike or other work stoppage at any one of our principal unionized facilities could have a material adverse effect on our business, results of operations or financial condition. We have collective bargaining agreements with different unions at various facilities. These collective bargaining agreements expire at various times over the next few years, with the exception of our union contract at our Monterrey, Mexico facility, which expires on an annual basis. The 2011 negotiations in Monterrey were successfully completed prior to the expiration of our union contract and the contract at our Elkhart, Indiana facility was extended through April 2012. In 2011, we have collective bargaining agreements expiring at our Brillion and Livermore facilities. Any failure by us to reach a new agreement upon expiration of other union contracts may have a material adverse effect on our business, results of operations or financial condition.

        In addition, if any of our customers experience a material work stoppage, that customer may halt or limit the purchase of our products. This could cause us to shut down production facilities relating to these products, which could have a material adverse effect on our business, results of operations or financial condition.

We are subject to a number of environmental laws and regulations that may require us to make substantial expenditures or cause us to incur substantial liabilities.

        Our operations, facilities, and properties are subject to extensive and evolving laws and regulations pertaining to air emissions, wastewater and stormwater discharges, the handling and disposal of solid and hazardous materials and wastes, the investigation and remediation of contamination, and otherwise relating to health, safety, and the protection of the environment and natural resources. The violation of such laws can result in significant fines, penalties, liabilities or restrictions on operations. From time to time, we are involved in administrative or legal proceedings relating to environmental, health and safety matters, and have in the past incurred and will continue to incur capital costs and other expenditures relating to such matters. For example, we are involved in proceedings regarding alleged violations of air regulations at our Rockford facility and stormwater regulations at our Brillion facility, which could subject us to fines, penalties or other liabilities. In connection with such matters, we are negotiating with state authorities regarding certain capital improvements related to the underlying allegations. Based on current information, we do not expect that these matters will have a material adverse effect on our business, results of operations or financial conditions; however, we cannot assure you that these or any other future environmental compliance matters will not have such an effect.

        In addition to environmental laws that regulate our ongoing operations, we are also subject to environmental remediation liability. Under the federal Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") and analogous state laws, we may be liable as a result of the release or threatened release of hazardous materials into the environment regardless of when the release occurred. We are currently involved in several matters relating to the investigation and/or remediation of locations where we have arranged for the disposal of foundry and other wastes. Such matters include situations in which we have been named or are believed to be potentially responsible parties in connection with the contamination of these sites. Additionally, environmental remediation may be required to address soil and groundwater contamination identified at certain of our facilities.

        As of December 31, 2010, we had an environmental reserve of approximately $1.5 million, related primarily to our foundry operations. This reserve is based on management's review of potential liabilities as well as cost estimates related thereto. The reserve takes into account the benefit of a contractual indemnity given to us by a prior owner of our wheel-end subsidiary. The failure of the indemnitor to fulfill its obligations could result in future costs that may be material. Any expenditures required for us to comply with applicable environmental laws and/or pay for any remediation efforts will not be reduced or otherwise affected by the existence of the environmental reserve. Our environmental reserve may not be adequate to cover our future costs related to the sites associated with the environmental reserve, and any additional costs may have a material adverse effect on our business, results of operations or financial condition. The discovery of additional environmental issues, the modification of existing laws or regulations or the promulgation of new ones, more vigorous enforcement by regulators, the imposition of joint and several liability under CERCLA or analogous state laws, or other unanticipated events could also result in a material adverse effect.

        The Iron and Steel Foundry National Emission Standard for Hazardous Air Pollutants ("NESHAP") was developed pursuant to Section 112(d) of the Clean Air Act and requires major sources of hazardous air pollutants to install controls representative of maximum achievable control technology. Based on currently available information, we do not anticipate material costs regarding compliance with the NESHAP; however, if we are found to be out of compliance with the NESHAP, we could incur liability that could have a material adverse effect on our business, results of operations, or financial condition. See "Item 1—Business—Environmental Matters."

Future climate change regulation may require us to make substantial expenditures or cause us to incur substantial liabilities.

        Many scientists, legislators and others attribute climate change to increased emissions of greenhouse gases ("GHGs"), which has led to significant legislative and regulatory efforts to limit GHGs. There are bills pending in Congress that would limit and reduce GHG emissions through a cap-and-trade system of allowances and credits, under which emitters would be required to buy allowances to offset emissions. In addition, in late 2009, the U.S. Environmental Protection Agency ("EPA") promulgated a rule requiring certain emitters of GHGs to monitor and report data with respect to their GHG emissions and in June 2010 promulgated a rule regarding future regulation of GHG emissions from stationary sources. Also, several states, including states in which we have facilities, are considering or have begun to implement various GHG registration and reduction programs. Certain of our facilities use significant amounts of energy and may emit amounts of GHGs above certain existing and/or proposed regulatory thresholds. GHG laws and regulations could increase the price of the energy we purchase, require us to purchase allowances to offset our own emissions, require us to monitor and report our GHG emissions or require us to install new emission controls at our facilities, any one of which could significantly increase our costs or otherwise negatively affect our business, results of operations or financial condition. In addition, future efforts to curb transportation-related GHGs could result in a lower demand for our products, which could negatively affect our business, results of operation or financial condition. While future GHG regulation appears increasingly likely, it is difficult to predict how these regulations will affect our business, results of operations or financial condition.

Our Warrants are not listed on any securities exchange and, as a result, our Warrants may be less liquid than they otherwise would be if listed on a securities exchange.

        Our Warrants are not listed on any securities exchange. Instead, our Warrants are currently traded over-the-counter on the OTC Bulletin Board ("OTCBB"). Over-the-counter transactions involve risks in addition to those associated with transactions in securities traded on a securities exchange. Many over-the-counter securities trade less frequently and in smaller volumes than exchange-listed securities. Accordingly, our Warrants may be less liquid than they would otherwise be and may be difficult to sell. Also, the values of these securities may be more volatile than exchange-listed securities. In addition, issuers of securities traded on the OTCBB do not have to meet the same specific quantitative and qualitative listing and maintenance standards.

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

        If a person is able to acquire a substantial amount of our Common Stock, a change of control could be triggered under Delaware General Corporation Law, our ABL credit facility, or the indenture governing our senior notes. If a change of control under our ABL credit facility or the indenture governing our senior notes was to occur, we would need to obtain a waiver from our lenders or noteholders, as applicable, or amend these debt instruments. Otherwise, the lenders or noteholders, as applicable, could accelerate the debt outstanding under these debt instruments. If we are unable to obtain a waiver or otherwise refinance this debt, our liquidity and capital resources would be significantly limited, and our business operations could be materially and adversely impacted.

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

A Protection Period begins on the date on which a "change in control" (as defined in the agreement) occurs and ends 18 months after a "change in control." A change in control within the meaning of the agreements occurred as a result of the implementation of the Plan of Reorganization for all then outstanding severance and retention agreements, which did not include the severance and retention agreements with Mr. Dauch and Mr. Woodward entered into after our emergence from Chapter 11 bankruptcy proceedings.

        The change in control severance benefit is payable to an executive if his or her employment is terminated during the Protection Period either by the participating executive for "good reason" or by us without "cause." The change in control severance benefits for Tier II executives (Messrs. Dauch, Maniatis, Schomer, Woodward and Wright) consist of a payment equal to 200% of the executive's salary plus 200% of the greater of (i) the annualized incentive compensation to which the executive would be entitled as of the date on which the change of control occurs or (ii) the average incentive compensation award over the three years prior to termination. The change in control severance benefits for Tier III executives (other key executives) consist of a payment equal to 100% of the executive's salary and 100% of the greater of (i) the annualized incentive compensation to which the executive would be entitled as of the date on which the change of control occurs or (ii) the average incentive compensation award over the three years prior to termination. If the participating executive's termination occurs during the Protection Period, the severance and retention agreement also provides for the continuance of certain other benefits, including reimbursement for forfeitures under qualified plans and continued health, disability, accident and dental insurance coverage for the lesser of 18 months (or 12 months in the case of Tier III executives) from the date of termination or the date on which the executive receives such benefits from a subsequent employer. There are currently no Tier I executive with severance and retention agreements.

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

        Future strategic initiatives could include divestitures, acquisitions, and restructurings, the success and timing of which will depend on various factors. Many of these factors are not in our control. In addition, the ultimate benefit of any acquisition would depend on the successful integration of the acquired entity or assets into our existing business. Failure to successfully identify, complete, and/or integrate future strategic initiatives could have a material adverse effect on our business, results of operations, or financial condition.

        Additionally, our strategy contemplates significant growth in international markets in which we have significantly less market share and experience than we have in our domestic operations and markets. An inability to penetrate these international markets could adversely affect our results of operations.

Risks Related to Our Indebtedness

Our leverage and debt service obligations could have a material adverse effect on our financial condition or our ability to fulfill our obligations and make it more difficult for us to fund our operations.

        As of December 31, 2010, our total indebtedness was $310.0 million. Our indebtedness and debt service obligations could have important negative consequences to us, including:

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

  •
  Placing us at a competitive disadvantage compared to our competitors that have less debt, and

  •
  Limited flexibility in planning for, or reacting to, changes in our business and industry.

Despite our leverage, we and our subsidiaries will be able to incur more indebtedness. This could further exacerbate the risk immediately described above, including our ability to service our indebtedness.

        We and our subsidiaries may be able to incur additional indebtedness in the future. Although our ABL credit facility and indenture governing our senior notes contain restrictions on the incurrence of additional indebtedness, such restrictions are subject to a number of qualifications and exceptions, and under certain circumstances indebtedness incurred in compliance with such restrictions could be substantial. For example, we may incur additional debt to, among other things, finance future acquisitions, expand through internal growth, fund our working capital needs, comply with regulatory requirements, respond to competition or for general financial reasons alone. To the extent new debt is added to our and our subsidiaries' current debt levels, the risks described above would increase.

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

        Our business may not, however, generate sufficient cash flow from operations. Our currently anticipated cost savings and operating improvements may not be realized on schedule. Also, future borrowings may not be available to us under our ABL credit facility in an amount sufficient to enable us to pay our indebtedness or to fund other liquidity needs. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell material assets or operations, obtain additional equity capital or refinance all or a portion of our indebtedness. We are unable to predict the timing of such sales or the proceeds which we could realize from such sales, or whether we would be able to refinance any of our indebtedness on commercially reasonable terms or at all.

Risks Related to Our Emergence from Chapter 11 Bankruptcy Proceedings

Our actual financial results may vary significantly from the projections filed with the Bankruptcy Court, and investors should not rely on the projections.

        Neither the projected financial information that we previously filed with the bankruptcy court in connection with the Chapter 11 bankruptcy proceedings nor the financial information included in the Disclosure Statement filed with the bankruptcy court in conjunction with our Chapter 11 bankruptcy proceedings (the "Disclosure Statement") should be considered or relied on in connection with the purchase of our Common Stock, Warrants, or other securities. We were required to prepare projected financial information to demonstrate to the Bankruptcy Court the feasibility of the Plan of Reorganization and our ability to continue operations upon emergence from Chapter 11 bankruptcy proceedings. This projected financial information was filed with the Bankruptcy Court as part of our Disclosure Statement approved by the Bankruptcy Court. The projections reflect numerous assumptions concerning anticipated future performance and prevailing and anticipated market and economic conditions that were and continue to be beyond our control and that may not materialize. Projections are inherently subject to uncertainties and to a wide variety of significant business, economic and competitive risks. Our actual results will vary from those contemplated by the projections for a variety of reasons including the subsequent sales of assets related to our farm equipment and seating product lines. Furthermore, the projections were limited by the information available to us as of the date of the preparation of the projections, including production forecasts published by ACT Publications which have been substantially revised (the revised numbers being included in this report). Therefore, variations from the projections may be material, and investors should not rely on such projections.

Because of the adoption of fresh-start accounting and the effects of the transactions contemplated by the Plan of Reorganization, financial information subsequent to February 26, 2010, will not be comparable to financial information prior to February 26, 2010.

        Upon our emergence from Chapter 11 bankruptcy proceedings, we adopted fresh-start accounting in accordance with the provisions of ASC 852, Reorganizations, pursuant to which the midpoint of the range of our reorganization value was allocated to our assets and liabilities in conformity with the procedures specified by ASC 805, Business Combinations. Accordingly, our consolidated statements of financial position and consolidated statements of operations subsequent to February 26, 2010, will not be comparable in many respects to our consolidated statements of financial position and consolidated statements of operations prior to February 26, 2010. The lack of comparable historical financial information may discourage investors from purchasing our capital stock.

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

We may be subject to claims that were not discharged in the Chapter 11 bankruptcy proceedings, which could have a material adverse effect on our results of operations and profitability.

        Substantially all of the claims against us that arose prior to the date of our bankruptcy filing were resolved during our Chapter 11 bankruptcy proceedings or are in the process of being resolved in the bankruptcy court as part of the claims reconciliation process. Although we anticipate that the remaining claims will be handled in due course with no material adverse effect to our business, financial operations or financial conditions, we cannot assure you that this will be the case or that the resolution of such claims will occur in a timely manner or at all. Subject to certain exceptions (such as certain employee and customer claims) and as set forth in the Plan of Reorganization, all claims against and interests in us and our domestic subsidiaries that arose prior to the initiation of our Chapter 11 bankruptcy proceedings are (1) subject to compromise and/or treatment under the Plan of Reorganization and (2) discharged, in accordance with the Bankruptcy Code and terms of the Plan of Reorganization. Pursuant to the terms of the Plan of Reorganization, the provisions of the Plan of Reorganization constitute a good faith compromise or settlement of all such claims and the entry of the order confirming the Plan of Reorganization or other orders resolving objections to claims constitute the bankruptcy court's approval of the compromise or settlement arrived at with respect to all such claims. Circumstances in which claims and other obligations that arose prior to our bankruptcy filing may not have been discharged include instances where a claimant had inadequate notice of the bankruptcy filing.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        The table below sets forth certain information regarding the material owned and leased properties of Accuride as of December 31, 2010. We believe these properties are suitable and adequate for our business.

Facility Overview

Location	Business function	Brands Manufactured	Owned/ Leased	Size (sq. feet)
Evansville, IN	Corporate Headquarters	Corporate	Leased	37,229
London, Ontario, Canada	Heavy- and Medium-duty Steel Wheels, Light Truck Steel Wheels	Accuride	Owned	536,259
Henderson, KY	Heavy- and Medium-duty Steel Wheels, R&D	Accuride	Owned	364,365
Monterrey, Mexico	Heavy- and Medium-duty Steel Wheels, Light Truck Wheels	Accuride	Owned	262,000
Erie, PA	Forging and Machining-Aluminum Wheels	Accuride	Leased	421,229
Springfield, OH	Assembly Line and Sequencing	Accuride	Owned	136,036
Whitestown, IN	Warehouse	Various	Leased	364,000
Rockford, IL	Wheel-end Foundry, Warehouse, Administrative Office	Gunite	Owned	619,000
Elkhart, IN	Machining and Assembling-Hub, Drums and Rotors	Gunite	Owned	258,000
Brillion, WI	Molding, Finishing, Administrative Office	Brillion	Owned	593,200
Portland, TN	Metal Fabricating, Stamping, Assembly, Administrative Office	Imperial	Leased	200,000
Portland, TN	Plating and Polishing	Imperial	Owned	86,000
Decatur, TX	Metal Fabricating, Stamping, Assembly, Machining and Polishing Shop	Imperial	Owned	122,000
Denton, TX	Assembly Line and Sequencing	Imperial	Leased	60,000
Dublin, VA	Tube Bending, Assembly and Line Sequencing	Imperial	Owned	122,000
Chehalis, WA	Metal Fabricating, Stamping, Assembly	Imperial	Owned	90,000
Piedmont, AL	Manufacturing, Administrative Office	Bostrom	Owned	200,000
Livermore, CA	Manufacturing, Warehouse, Administrative Office	Fabco	Leased	56,800

        On January 28, 2011, we sold our Piedmont, Alabama facility as part of the sale of substantially all of the assets of our Bostrom Seating business to a subsidiary of Commercial Vehicle Group, Inc. Our Erie, Pennsylvania property may be purchased for a nominal sum, subject to refinancing of $2.1 million from the local government economic development organization.

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

Item 4.    Reserved

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Prepetition Common Stock

        Our prepetition Common Stock began trading publicly on the New York Stock Exchange (the "NYSE") on April 26, 2005, under the symbol "ACW." Prior to that date, there was no public market for our Common Stock. On November 7, 2008, NYSE Regulation, Inc. ("NYSER") issued a written notice that trading of our common shares would be suspended prior to NYSE's opening on Wednesday, November 12, 2008, and that NYSER would initiate procedures to delist our Common Stock for failing to satisfy certain listing standards. Our prepetition Common Stock commenced trading on the OTCBB on November 12, 2008, under the symbol "AURD."

        The following table sets forth the high and low sale prices, or OTCBB quotations, as applicable, of our prepetition Common Stock during 2009 and 2010.

	High	Low
Fiscal Year Ended December 31, 2009
First Quarter	$0.46	$0.15
Second Quarter	$0.49	$0.18
Third Quarter	$0.61	$0.20
Fourth Quarter	$0.40	$0.11
Period Ended February 26, 2010
First Quarter	$0.58	$0.13

        On the Effective Date of our Plan of Reorganization, our prepetition Common Stock was cancelled.

Postpetition Common Stock

        On the Effective Date of the Plan of Reorganization, our postpetition Common Stock was issued. Our postpetition Common Stock traded on the OTCBB under the symbol "ACUZ" and our Warrants trade on the OTCBB under the symbol "ACUZW." On November 18, 2010, we effected a 1-for-10 reverse stock split of our Common Stock. On December 22, 2010, our Common Stock began trading on the New York Stock Exchange under the symbol "ACW." As of March 25, 2011, there were approximately 9 holders of record of our postpetition Common Stock, although there are substantially more beneficial owners.

        The following table sets forth the high and low sale prices, or OTCBB quotations, as applicable, of our postpetition Common Stock during 2010, given the impact of the reverse split.

	High	Low
Fiscal Year Ended December 31, 2010
First Quarter	$15.00	$12.00
Second Quarter	$15.40	$12.40
Third Quarter	$13.60	$10.90
Fourth Quarter	$16.05	$10.10

        On March 15, 2011, the closing price of our Common Stock was $13.06.

DIVIDEND POLICY

        We have never declared or paid any cash dividends on our Common Stock. For the foreseeable future, we intend to retain any earnings, and we do not anticipate paying any cash dividends on our postpetition Common Stock. In addition, our ABL credit facility and indenture governing the senior secured notes restrict our ability to pay dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity." Any future determination to pay dividends will be at the discretion of our Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects and other factors that our Board of Directors considers relevant.

2010 RESTRICTED STOCK UNIT AWARDS

        In May 2010, we entered into individual restricted stock unit agreements with certain employees of the Company and its subsidiaries that provided for the issuance of up to 1,829,517 shares of Common Stock on a pre-reverse split basis. The RSUs entitled the recipients to receive a corresponding number of shares of the Company's Common Stock on the date the RSU vests. The RSUs were not granted under the terms of any plan and are evidenced by the previously filed form Restricted Stock Unit Agreement. The RSUs vest one-third annually over three years subject to the employee's continued employment with the Company. The RSUs will fully vest upon a change in control of the Company, as defined in the Restricted Stock Unit Agreement.

        In August 2010, we entered into individual restricted stock unit agreements with members of our Board of Directors that provided for the issuance of up to 557,977 shares of Common Stock on a pre-reverse split basis. The RSUs entitled the recipients to receive a corresponding number of shares of the Company's Common Stock on the date the RSU vests. The RSUs were not granted under the terms of any plan and are evidenced by the previously filed form Restricted Stock Unit Agreement. On a pre-reverse split basis, 304,353 RSUs vested on March 1, 2011 and the remaining 253,624 RSUs vest on March 1, 2014 subject to the director's continued service with the Company. The RSUs will fully vest upon a change in control of the Company, as defined in the Restricted Stock Unit Agreement.

STOCK INCENTIVE AND PURCHASE PLAN

        In 2005, we adopted the Accuride 2005 Incentive Award Plan (the "2005 Incentive Plan"), and the Accuride Employee Stock Purchase Plan ("ESPP"). Up to 3,633,988 shares of our pre-petition (old) Common Stock were reserved for issuance upon the grant or exercise of Awards as defined in the Incentive Plan. Under the ESPP, we reserved 653,595 shares of our pre-petition (old) Common Stock as available to issue to all of our eligible employees as determined by the Board of Directors, all of which were issued in the offering period corresponding to the fourth quarter of 2008.

        As of February 26, 2010, all outstanding equity awards under the 2005 Incentive Plan and the ESPP were either cancelled or fully-vested, pursuant to the terms of the Plan of Reorganization. The value of the awards vested was approximately $16,000. On the Effective Date of our Plan of Reorganization, the 2005 Incentive Plan and ESPP were cancelled.

        In August 2010, we adopted the Accuride Corporation 2010 Incentive Award Plan (the "2010 Incentive Plan") and reserved 1,260,000 shares of Common Stock for issuance under the plan, plus such additional shares of Common Stock that the plan administrator deemed necessary to prevent unnecessary dilution upon issuance of shares pursuant to terms of our 7.5% convertible notes due 2020, up to a maximum number shares of Common Stock such that the total number of shares available for issuance under the 2010 Incentive Plan would not exceed ten percent (10%) of the fully diluted shares outstanding from time to time calculated by adding the total shares issued and outstanding at any given time plus the number of shares issued upon conversion of any of the convertible notes at the time of such conversion. During 2010, we effectively converted all outstanding convertible notes to equity, and we subsequently amended the 2010 Incentive Plan to reserve 3,500,000 shares of Common Stock for issuance under the 2010 Incentive Plan.

        The following table gives information about equity awards as of December 31, 2010:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	—
Equity compensation plans not approved by security holders	232,367	$13.38	1,260,000	(1)

(1)
Reflects number of shares reserved for issuance under the 2010 Incentive Plan on July 28, 2010 giving effect to the one-for-ten reverse stock split. As noted above, the 2010 Incentive Plan was amended and restated to reserve 3,500,000 shares for issuance under the plan.

PERFORMANCE GRAPH

        The following graph shows the total stockholder return of an investment of $100 in cash on March 3, 2010, the date public trading commenced in our postpetition Common Stock, to December 31, 2010 for (i) our postpetition Common Stock, (ii) the S&P 500 Index, and (iii) a peer group of companies we refer to as "Commercial Vehicle Suppliers." Five year historical data is not presented as a result of the bankruptcy and since the financial results of the Successor Company are not comparable with the results of the Predecessor Company. We believe that a peer group of representative independent automotive suppliers of approximately comparable size and products to Accuride is appropriate for comparing shareowner return. The Commercial Vehicle Suppliers group consists of ArvinMeritor, Inc., Commercial Vehicle Group, Inc., Cummins, Inc., Eaton Corporation, and Stoneridge, Inc. All values assume reinvestment of the full amount of all dividends and are calculated through December 31, 2010.

	March 3, 2010	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Accuride Corporation	$100.0	$97.4	$94.1	$81.5	$117.6
S&P 500 Index	$100.0	$104.5	$92.1	$102.0	$112.4
Commercial Vehicle Suppliers	$100.0	$107.6	$104.4	$136.8	$173.8

RECENT SALES OF UNREGISTERED SECURITIES

        None.

ISSUER PURCHASES OF EQUITY SECURITIES

        None.

Item 6.    Selected Consolidated Financial Data

        The following financial data is an integral part of, and should be read in conjunction with the "Consolidated Financial Statements" and notes thereto. Information concerning significant trends in the financial condition and results of operations is contained in "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations." Unless otherwise indicated, all share and per share data have been adjusted for the one-for-ten reverse stock split which was effective on November 18, 2010.

        Selected Historical Operations Data (In thousands, except per share data)

	Successor Period from February 26 through December 31, 2010	Predecessor Period from January 1 through February 26, 2010
			Predecessor Year Ended December 31,
			2009(1)	2008	2007	2006
Operating Data:
Net sales	$659,929	$104,059	$570,193	$931,409	$1,013,686	$1,408,155
Gross profit (loss)(a)	56,894	4,482	(2,302)	55,600	86,494	196,897
Operating expenses(b)	59,751	7,595	59,463	55,202	55,798	53,458
Intangible asset impairment expenses(c)	—	—	3,330	277,041	1,100	—
Income (loss) from operations(k)	(2,857)	(3,113)	(65,095)	(276,643)	29,596	143,439
Operating income (loss) margin(d)	(0.4)%	(3.0)%	(11.4)%	(29.7)%	2.9%	10.2%
Interest expense, net(e)	(33,450)	(7,496)	(59,753)	(51,400)	(48,344)	(50,910)
Loss on extinguishment of debt	—	—	(5,389)	—	—	—
Equity in earnings of affiliates(f)	—	—	—	—	—	621
Other income (expense), net(g)	2,483	566	6,888	(4,821)	6,978	602
Inducement expense	(166,691)	—	—	—	—	—
Non-cash gains on mark-to-market valuation of convertible debt	75,574	—	—	—	—	—
Reorganization items(k)	—	59,311	(14,379)	—	—	—
Income tax (expense) benefit	(1,591)	1,534	(2,384)	4,598	3,131	(28,619)
Net income (loss)	(126,532)	50,802	(140,112)	(328,266)	(8,639)	65,133
Other Data:
Net cash provided by (used in):
Operating activities	10,410	(20,773)	(39,312)	(9,165)	82,942	151,013
Investing activities	6,085	(2,012)	(34,873)	(35,307)	(36,366)	(40,795)
Financing activities	(18,376)	46,611	7,030	77,213	(65,845)	(48,429)
Adjusted EBITDA(h)	61,555	4,683	23,671	79,012	113,405	218,870
Depreciation, amortization, and impairment(i)	43,759	7,532	55,665	323,203	62,686	67,029
Capital expenditures	16,328	1,457	20,364	29,685	36,499	42,189
Balance Sheet Data (end of period):
Cash and cash equivalents	$78,466	$80,347	$56,521	$123,676	$90,935	$110,204
Working capital(j)	37,518	40,245	65,803	58,465	72,476	101,137
Total assets	874,050	905,246	671,670	808,550	1,113,634	1,233,187
Total debt	302,031	604,113	397,472	651,169	572,725	642,725
Liabilities subject to compromise(k)	—	—	302,114	—	—	—
Stockholders' equity (deficiency)	298,099	39,034	(228,266)	(73,815)	273,800	263,582
Earnings (Loss) Per Share Data:(l)
Basic	$(8.07)	$1.07	$(3.59)	$(9.24)	$(0.25)	$1.90
Diluted	(8.07)	1.07	(3.59)	(9.24)	(0.25)	1.88
Weighted average common shares outstanding:
Basic	15,670	47,572	39,028	35,538	35,179	34,280
Diluted	15,670	47,572	39,028	35,538	35,179	34,668

(1)
Debtors-in-possession as of October 8, 2009

(a)
Gross profit for 2006 was impacted by a $10.4 million increase in revenue from a resolution of a commercial dispute with a customer, accelerated depreciation expense of certain light wheel assets in our London, Ontario, and Monterrey, Mexico, facilities of $16.3 million, a loss of $1.4 million from a sale of property in Columbia, Tennessee, an impairment of tooling assets in our Piedmont, Alabama, facility of $2.3 million and a non-cash pension curtailment charge of $2.5 million in our London, Ontario, facility. Gross profit for 2007 was impacted by a $10.6 million increase in revenue from a 2006 resolution of a commercial dispute with a customer, depreciation expense of certain Wheel assets of $12.8 million associated the acceleration of depreciation in 2006, a non-cash post-employment benefit curtailment charge of $1.2 million due to a plan amendment at our Erie, Pennsylvania facility, and a non-cash curtailment charge of $9.1 million in our London, Ontario, facility. Gross profit for 2008 was impacted by $7.7 million of costs related to a labor disruption at our Rockford, Illinois, facility, a $7.4 million charge for restructuring that was primarily severance-related, $3.1 million non-cash charge for the loss on a sale of assets at our Anniston, Alabama, facility, and $2.8 million in other severance charges unrelated to our restructuring activities. Gross profit for 2009 was impacted by non-cash pension curtailment charges of $2.9 million in our London, Ontario facility, operational restructuring related charges of $5.2 million primarily due to warehouse abandonment charges and employee severance related items, and $5.8 million in other severance charges unrelated to our restructuring activities. Gross profit for 2010 for the Successor Company was impacted by $3.0 million for fresh-start inventory valuation adjustments.

(b)
Includes $1.1 million, $0.3 million, $2.4 million, $2.7 million, and $1.5 million of stock-based compensation expense during the years ended December 31, 2010, 2009, 2008, 2007, and 2006, respectively. The stock-based compensation expense in 2010 was fully recognized by the Successor Company. Operating expenses for 2009 reflects $25.9 million of charges related to our credit agreement and Chapter 11 filing. Operating expenses for the Successor Company during 2010 reflect $14.9 million of charges and fees related to bankruptcy, relisting and our senior secured notes offering.

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

(g)
Consists primarily of realized and unrealized gains and losses related to the changes in foreign currency exchange rates. During 2010, the Successor Company recognized a gain of $2.6 million related to the valuation of our Common Stock warrants.

(h)
We define Adjusted EBITDA as our net income or loss before income tax expense or benefit, interest expense, net, depreciation and amortization, restructuring, severance, and other charges, impairment, and currency losses, net. Adjusted EBITDA has been included because we believe that it is useful for us and our investors to measure our ability to provide cash flows to meet debt service. Adjusted EBITDA should not be considered an alternative to net income (loss) or other traditional indicators of operating performance and cash flows determined in accordance with accounting principles generally accepted in the United States of America ("GAAP"). We present the table of Adjusted EBITDA because covenants in the agreements governing our material indebtedness contain ratios based on this measure on a quarterly basis. While Adjusted EBITDA is used as a measure of liquidity and the ability to meet debt service requirements, it is not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculations. Our reconciliation of net income (loss) to Adjusted EBITDA is as follows:

	Successor Period from February 26 through December 31, 2010	Predecessor Period from January 1 through February 26, 2010
			Predecessor Year Ended December 31,
			2009	2008	2007	2006
Net income (loss)	$(126,532)	$50,802	$(140,112)	$(328,266)	$(8,639)	$65,133
Income tax expense (benefit)	1,591	(1,534)	2,384	(4,598)	(3,131)	28,619
Interest expense, net	33,450	7,496	65,142	51,400	48,344	50,910
Depreciation and amortization	43,759	7,532	52,335	46,162	61,583	67,029
Goodwill & intangible asset impairment	—	—	3,330	277,041	1,103	—
Restructuring, severance and other charges[1]	19,091	(59,092)	46,867	29,665	17,919	5,737
Other items related to our credit agreement[2]	90,196	(521)	(6,275)	7,608	(3,774)	1,442

Adjusted EBITDA	$61,555	$4,683	$23,671	$79,012	$113,405	$218,870

1.
Restructuring, severance and other charges, are as follows:

	Successor Period from February 26 through December 31, 2010	Predecessor Period from January 1 through February 26, 2010
			Predecessor Year Ended December 31,
			2009	2008	2007	2006
Restructuring, severance, and curtailment charges	$338	$219	$11,573	$15,698	$17,227	$3,626
Business interruption costs less recoveries(i)	—	—	—	—	(3,225)	—
Strike avoidance costs(ii)	—	—	—	7,653	2,141	—
Loss on sale of assets(iii)	—	—	256	3,057	—	112
Other unusual items(iv)	18,753	(59,311)	35,038	3,257	1,776	1,999

Total	$19,091	$(59,092)	$46,867	$29,665	$17,919	$5,737

i.
Business interruption costs related to equipment failures at our Erie, Pennsylvania facility in 2006 were offset by insurance proceeds of $9.1 million in 2007 upon settlement of insurance claims.

ii.
In 2008 and 2007, we incurred $7.7 million and $2.1 million, respectively, for lockout related costs associated with the expiration of the labor contract at our facility in Rockford, Illinois.

iii.
In 2008, we recognized a loss on the sale of assets at our Anniston, Alabama, facility of $3.1 million and charges of $0.2 million were recognized in 2009 as part of the 2008 sale of assets.

iv.
Other unusual items in 2010 for the Successor Company included $15.7 million of fees related to bankruptcy, relisting, activities related to divestitures and our senior secured notes offering and $3.0 million for fresh-start inventory valuation adjustments. Other unusual items in 2009 included $31.6 million of reorganization and prepetition professional fees and $3.4 million for warehouse abandonment costs associated with the consolidation of our Taylor and Bristol warehouses. Other unusual items in 2008 included $3.3 million for product development costs in our seating business. Other unusual items in 2007 included $0.5 million for fees associated with our secondary stock offerings. Other unusual items in 2006 included $1.3 million for write-downs and fees related to the sale of our Columbia, Tennessee, facility and $0.7 million for other non-operating/non-recurring items at our Erie, Pennsylvania, facility.

2.
Items related to our credit agreement refer to other amounts utilized in the calculation of financial covenants in Accuride's senior debt facility. Items related to our credit agreement that are included in this summary are primarily currency gains or losses and non-cash related charges for share-based compensation.

	Successor Period from February 26 through December 31, 2010	Predecessor Period from January 1 through February 26, 2010
			Predecessor Year Ended December 31,
			2009	2008	2007	2006
Currency gains and losses	$(2,022)	$(521)	$(6,608)	$5,174	$(6,493)	$(58)
Non-cash mark-to-market valuation (gains) and losses on convertible debt	(75,574)	—	—	—	—	—
Inducement expense	166,691	—	—	—	—	—
Non-cash share-based compensation	1,101	—	333	2,434	2,719	1,500

Total	$90,196	$(521)	$(6,275)	$7,608	$(3,774)	$1,442

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

(k)
As a result of the Chapter 11 filings, the payment of prepetition indebtedness is subject to compromise or other treatment under a plan of reorganization. In accordance with applicable accounting standards, we are required to segregate and disclose all prepetition liabilities that are subject to compromise. Refer to Note 6, Debt and Note 1, Significant Accounting Policies, Liabilities Subject to Compromise to the consolidated financial statements. In addition, the standards require the recognition of certain transactions directly related to the reorganization as reorganization expense in the statement of operations. In 2010 and 2009, the Predecessor Company recognized the following reorganization income (expense) in our financial statements:

	Predecessor
	Period from January 1 to February 26, 2010	Year Ended December 31,, 2009
	(In thousands)
Debt discharge—Senior subordinate notes and interest	$252,798	$—
Market valuation of $140 million convertible notes	(155,094)	—
Professional fees	(25,030)	(10,829)
Market valuation of warrants issued	(6,618)	—
Deferred financing fees	(3,847)	(3,550)
Term loan facility discount	(2,974)	—
Other	76	—

Total	$59,311	$(14,379)

(l)
Basic and diluted earnings per share data are calculated by dividing net income (loss) by the weighted average basic and diluted shares outstanding.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") describes matters we consider important to understanding the results of our operations for each of the three years in the period ended December 31, 2010, including the Predecessor Company and Successor Company results for 2010, and our capital resources and liquidity as of December 31, 2010 and 2009. References to "Successor Company" refer to the Company after February 26, 2010, after giving effect to the application of fresh-start reporting. References to "Predecessor Company" refer to the Company prior to February 26, 2010.

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

General Overview

        We are one of the largest and most diversified manufacturers and suppliers of commercial vehicle components in North America. Our products include commercial vehicle wheels, wheel-end components and assemblies, truck body and chassis parts, and other commercial vehicle components including seating assemblies. We market our products under some of the most recognized brand names in the industry, including Accuride, Gunite, Imperial, Fabco, Brillion, and Highway Original. We believe that we have number one or number two market positions in steel wheels, forged aluminum wheels, brake drums, disc wheel hubs, and metal bumpers in commercial vehicles. We serve the leading OEMs and their related aftermarket channels in most major segments of the commercial vehicle market, including heavy- and medium-duty trucks, commercial trailers, light trucks, buses, as well as specialty and military vehicles.

        Our primary product lines are standard equipment used by a majority of North American heavy- and medium-duty truck OEMs, which creates a significant barrier to entry. We believe that substantially all heavy-duty truck models manufactured in North America contain one or more Accuride components.

        Our diversified customer base includes substantially all of the leading commercial vehicle OEMs, such as Daimler Truck North America, LLC, with its Freightliner and Western Star brand trucks, PACCAR, with its Peterbilt and Kenworth brand trucks, Navistar, with its International brand trucks, and Volvo/Mack, with its Volvo and Mack brand trucks. Our primary commercial trailer customers include leading commercial trailer OEMs, such as Great Dane Limited Partnership and Wabash National, Inc. Our major light truck customer is General Motors Corporation. Our product portfolio is supported by strong sales, marketing and design engineering capabilities and is manufactured in 15 strategically located, technologically-advanced facilities across the United States, Mexico and Canada.

Reverse Stock-Split

        Effective November 18, 2010, Accuride Corporation implemented a one-for-ten reverse stock split of its Common Stock. Unless otherwise indicated, all share amounts and per share data in this Annual Report on Form 10-K for the Successor Company have been adjusted to reflect this reverse stock split.

Business Outlook

        Recent global market and economic conditions have been unprecedented and challenging with tighter credit conditions and slow economic growth in most major economies expected to continue into

2011. As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide credit to businesses and consumers. These factors have lead to a decrease in spending by businesses and consumers alike. Continued turbulence in the U.S. and international markets and economies and prolonged declines in business and consumer spending may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our customers, including our ability to refinance maturing liabilities and access the capital markets to meet liquidity needs.

        The heavy- and medium-duty truck and commercial trailer markets and the related aftermarket are the primary drivers of our sales. These markets are, in turn, directly influenced by conditions in the North American truck industry and generally by conditions in other industries which indirectly impact the truck industry, such as the home-building industry, and by overall economic growth and consumer spending. Accordingly, the current economic conditions described above have led to a severe downturn in the North American truck and vehicle supply industries, which resulted in a significant decline in our sales volume and necessitated our bankruptcy filings in October 2009, as described above in "Item 1—Business—Chapter 11 Proceedings." Although current industry forecasts predict continued improvement in commercial vehicle production in 2011, we cannot accurately predict the commercial vehicle cycle. Accordingly, any deterioration of the economic recovery may lead to further reduced spending and deterioration in the North American truck and vehicle supply industries for the foreseeable future. We emerged from bankruptcy with reduced financial leverage and an improved capital structure, which we believe will better enable us to operate in this economic environment. However, we continue to be a highly leveraged company, and a delayed or failed economic recovery would continue to have a material adverse effect on our business, results of operations and financial condition.

        Using the commercial vehicle industry production forecasts, we expect results from operations to improve in 2011 compared to 2010 due to increased demand for our product, improved operational efficiencies, and reduced fees and expenses related to our credit facilities.

Operational Restructuring

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

        The following is a reconciliation of the beginning and ending restructuring reserve balances for the periods ended December 31, 2009 and December 31, 2010:

	Employee Severance Costs	Lease and Other Contractual Costs	Total
Balance January 1, 2009	$4,281	$—	$4,281
Costs incurred and charged to operating expenses	1,037	—	1,037
Costs incurred and charged to cost of goods sold	788	3,360	4,148
Adjustments(1)	—	59	59
Costs paid or otherwise settled	(5,420)	(259)	(5,679)

Balance at December 31, 2009	$686	$3,160	$3,846
Costs incurred and charged to operating expenses	109	—	109
Costs incurred and charged to cost of goods sold	232	—	232
Adjustments(1)	—	(2,440)	(2,440)
Costs paid or otherwise settled	(1,027)	(720)	(1,747)

Balance at December 31, 2010	$—	$—	$—

(1)
Represents accretion of interest on discounted restructuring liabilities and reduction in liability due to settlement agreement.

Liabilities Subject to Compromise

        In accordance with applicable accounting standards, we were required to segregate and disclose all prepetition liabilities that were subject to compromise as of December 31, 2009. Liabilities subject to compromise represented the amounts expected to be allowed, even if they were settled for lesser amounts. Unsecured liabilities of the Debtors, other than those specifically approved for payment by the Court, were classified as liabilities subject to compromise. Liabilities subject to compromise were adjusted for changes in estimates and settlements of prepetition obligations. The key factors which impacted our estimates were (1) court actions; (2) further developments with respect to disputed claims; (3) determinations of the secured status of certain claims; and (4) the values of any collateral securing such claims.

Results of Operations

        In connection with our emergence from Chapter 11 bankruptcy proceedings and the adoption of fresh-start accounting, the results of operations for 2010 separately present the 2010 Successor Period and the 2010 Predecessor Period. Although the 2010 Successor Period and the 2010 Predecessor Period are distinct reporting periods, the effects of emergence and fresh-start accounting did not have a material impact on the comparability of our results of operations between the periods. Accordingly, references to 2010 results of operations for the twelve months ended December 31, 2010 combine the two periods in order to enhance the comparability of such information to the prior year.

Comparison of Fiscal Years 2010 and 2009

        The following table sets forth certain income statement information for the years ended December 31, 2010 and 2009:

(In thousands)	Combined Year Ended December 31, 2010		Year Ended December 31, 2009
Net sales:
Wheels	$286,052	37.4%	$238,745	41.9%
Components	415,663	54.4%	298,726	52.4%
Other	62,273	8.2%	32,722	5.7%

Total net sales	$763,988	100.0%	$570,193	100.0%
Gross profit (loss):
Wheels	38,488	13.5%	21,052	8.8%
Components	5,797	1.4%	(27,823)	(9.3)%
Other	19,154	30.8%	8,259	25.2%
Corporate	(2,063)	—%	(3,790)	—%

Total gross profit (loss)	61,376	8.0%	(2,302)	(0.4)%
Operating expenses	67,346	8.8%	42,448	7.4%
Prepetition professional fees	—	—%	17,015	3.0%
Goodwill and intangible asset impairments	—	—%	3,330	0.6%
Loss from operations	(5,970)	(0.8)%	(65,095)	(11.4)%
Interest (expense), net	(40,946)	(5.4)%	(59,753)	(10.5)%
Loss on extinguishment of debt	—	—%	(5,389)	(0.9)%
Non-cash market valuation—convertible notes	75,574	9.9%	—	—%
Inducement expense	(166,691)	(21.8)%	—	—%
Other income (loss)	3,049	0.4%	6,888	1.2%
Reorganization items (gains)	(59,311)	(7.8)%	14,379	2.5%
Income tax expense (benefit)	57	0.0%	2,384	0.4%
Net loss	$(75,730)	(9.9)%	$(140,112)	(24.6)%

        Net Sales.    Net sales for the year ended December 31, 2010 were $764.0 million, which increased 34.0% compared to net sales of $570.2 million for the year ended December 31, 2009. The increase was due to increased product demand from both our OEM and aftermarket customers.

        Gross Profit (Loss).    Gross profit increased $63.7 million to $61.4 million for the year ended December 31, 2010 from a loss of $2.3 million for the year ended December 31, 2009 due to the contribution from increased net sales, better capacity utilization with higher sales volumes and improvements in operating efficiencies. Included in 2009 in our Components segment were $3.2 million of costs related to lease abandonment charges recognized related to consolidating our warehouses.

        Operating Expenses.    Operating expenses increased $24.9 million to $67.3 million for the year ended December 31, 2010 from $42.4 million for the year ended December 31, 2009. The increase was primarily due to fees incurred for bankruptcy, relisting, charges related to a product recall campaign, and our senior secured notes offering.

        Interest Expense.    Net interest expense decreased $18.9 million to $40.9 million for the year ended December 31, 2010 from $59.8 million for the year ended December 31, 2009. This was mostly due to not recognizing interest related to our prepetition senior subordinated notes that were cancelled as part of our Plan of Reorganization and a lower debt level maintained in 2010 compared to 2009.

        Market Valuation—Conversion Option on Convertible Notes.    In connection with accounting guidance following the emergence from Chapter 11, we recorded the conversion option on our convertible notes at fair value. Due to the change in fair value of the conversion option, we recorded income of $75.6 million during 2010.

        Inducement Expense.    During 2010, we issued a conversion offer to holders of our convertible notes. ASC 470 requires the recognition of expense equal to the fair value of securities transferred in excess of the fair value of securities issuable pursuant to the original conversion terms. Related to the conversion, we recorded inducement expenses of $166.7 million. This charge represents the fair value of the incremental shares of common stock that were issued as a result of the Conversion Offer over the fair value of the shares of the common stock that the convertible note-holders would have otherwise received contractually as of the date of the Conversion Offer.

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

        Income Tax Provision.    Income tax expense decreased $2.3 million to $0.1 million in 2010 from a tax expense recorded in 2009 of $2.4 million. This decrease is primarily attributable to a reduction in foreign tax expense due to lower taxable income in our foreign subsidiaries as well as a benefit recorded related to uncertain tax positions as a result of a lapse in the statue of limitations. The current year benefit of net operating losses was reduced by a valuation allowance due to the likelihood of realizing the net operating loss.

        Net Loss.    We had a net loss of $75.7 million for the year ended December 31, 2010 compared to a net loss of $140.1 million for the year ended December 31, 2009. The primary reasons for the improvement are the improved gross profit on higher sales volumes, the net of one-time items related to the debt discharge, and the non-cash market valuation income for the conversion option on our convertible notes partially offset by the inducement expense recognized in 2010.

Comparison of Fiscal Years 2009 and 2008

        The following table sets forth certain income statement information for the years ended December 31, 2009 and 2008:

(In thousands)	Year Ended December 31, 2009		Year Ended December 31, 2008
Net sales:
Wheels	$238,745	41.9%	$391,433	42.1%
Components	298,726	52.4%	492,025	52.8%
Other	32,722	5.7%	47,951	5.1%

Total net sales	$570,193	100.0%	$931,409	100.0%
Gross profit (loss):
Wheels	21,052	8.8%	65,018	16.6%
Components	(27,823)	(9.3)%	(18,728)	(3.8)%
Other	8,259	25.2%	13,226	27.6%
Corporate	(3,790)	—%	(3,916)	—%

Total gross profit (loss)	(2,302)	(0.4)%	55,600	6.0%
Operating expenses	42,448	7.4%	55,202	5.9%
Prepetition professional fees	17,015	3.0%	—	—%
Goodwill and intangible asset impairments	3,330	0.6%	277,041	29.7%
Loss from operations	(65,095)	(11.4)%	(276,643)	(29.7)%
Interest (expense), net	(59,753)	(10.5)%	(51,400)	(5.5)%
Loss on extinguishment of debt	(5,389)	(0.9)%	—	—%
Other income (loss)	6,888	1.2%	(4,821)	(0.5)%
Reorganization items	14,379	2.5%	—	—%
Income tax expense (benefit)	2,384	0.4%	(4,598)	(0.5)%
Net loss	$(140,112)	(24.6)%	$(328,266)	(35.2)%

        Net Sales.    Net sales for the year ended December 31, 2009 were $570.2 million, which decreased 38.8% compared to net sales of $931.4 million for the year ended December 31, 2008. The decreases in our Wheels and Components segments were primarily a result of the significantly reduced demand in the commercial vehicle industry, caused by the deepening economic recession during 2009.

        Gross Profit (Loss).    Gross profit decreased $57.9 million to a loss of $2.3 million for the year ended December 31, 2009 from $55.6 million for the year ended December 31, 2008 primarily due to reduced sales and operating inefficiencies related to low production volume. Gross profit as a percent of sales dropped from 6.0% to (0.4)%, due primarily to our Wheels segment's gross margin of 16.6% in 2008 dropping to 8.8% in 2009 primarily due to production inefficiencies caused by reduced sales. Included in 2009 in our Components segment were $3.2 million of costs related to lease abandonment charges recognized related to consolidating our warehouses.

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

        Interest Expense.    Net interest expense increased $8.4 million to $59.8 million for the year ended December 31, 2009 from $51.4 million for the year ended December 31, 2008. The increase was due to having a higher net debt position in 2009 along with higher interest rates and also related to bank fees for amendment and temporary waivers to our credit facilities in 2009. No interest expense was recognized subsequent to October 8, 2009 for our prepetition senior subordinated notes.

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

Changes in Financial Condition

        At December 31, 2010, we had total assets of $874.1 million, as compared to $671.7 million at December 31, 2009. The $202.4 million, or 30.1%, increase in total assets primarily resulted from changes resulting from the fair valuation of the Company's assets by adopting fresh start accounting in accordance with ASC 852. Fresh start valuation resulted in increases to fixed assets of $31.4 million, goodwill of $50.1 million, and intangible assets of $136.0 million. A decrease in working capital partially offset these increases.

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

        The following table summarizes the major components of our working capital as of the periods listed below:

	December 31, 2010	December 31, 2009
Accounts receivable	$75,702	$66,301
Inventories	55,818	50,742
Deferred income taxes (current)	13,061	2,811
Other current assets	5,457	22,762
Accounts payable	(55,324)	(31,277)
Accrued payroll and compensation	(17,320)	(14,318)
Accrued interest payable	(12,682)	(3,571)
Accrued workers compensation	(6,994)	(7,038)
Other current liabilities	(20,200)	(20,609)

Working Capital	$37,518	$65,803

        Significant changes in working capital included:

  •
  an increase in accounts receivable of $9.4 million due to the comparative increase in revenue in the months leading up to the respective period-end dates;

  •
  an increase in inventory of $5.1 million primarily in finished goods due to increase in sales demand;

  •
  a decrease in other current assets of $17.3 million due to the adoption of a new accounting policy for supplies as part of the fresh-start reporting;

  •
  an increase of accounts payable of $24.0 million primarily due to $8.0 million of accounts payable being disclosed as a component of liabilities subject to compromise as of December 31, 2009, the increase in inventory-related purchases in the months leading up to the respective period-end dates, and slightly improved payment terms with our key suppliers;

  •
  an increase in accrued interest payable of $9.1 million primarily due to our prepetition senior notes' interest being classified as liabilities subject to compromise in 2009.

Capital Resources and Liquidity

        Our primary sources of liquidity during the periods January 1, 2010 through February 26, 2010 for the Predecessor Company and February 26, 2010 through December 31, 2010 for the Successor Company were cash reserves, the debt instruments entered into in connection with our emergence from bankruptcy and refinancing in July 2010, and proceeds from the issuance of $310 million of senior secured notes and borrowings under the ABL credit facility. We believe that cash from operations, existing cash reserves, and availability under our ABL credit facility will provide adequate funds for our working capital needs, planned capital expenditures and debt service obligations through the next twelve months and the foreseeable future.

        As of December 31, 2010, we had $78.5 million of cash plus $48.1 million in availability under our ABL credit facility for total liquidity of $126.6 million.

        Our ability to fund working capital needs, planned capital expenditures, scheduled debt payments, and to comply with any financial covenants under our ABL credit facility, depends on our future operating performance and cash flow, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

Operating Activities

        Net cash used in operating activities for the year ended December 31, 2010 amounted to $10.4 million compared to a use of $39.3 million for the year ended December 31, 2009. This decrease in funds used was primarily a result of increased demand for our products during 2010 and included approximately $43.8 million in fees and other expenses related to bankruptcy, the Refinancing, the Conversion Offer, and the sale of certain assets that were paid during 2010. During 2009, we paid approximately $23.0 million in fees related to our credit agreement.

Investing Activities

        Net cash provided by investing activities totaled $4.1 million for the year ended December 31, 2010, compared to a use of $34.9 million for the year ended December 31, 2009. Our most significant cash outlays for investing activities were the purchases of property, plant, and equipment. Our capital expenditures in 2010 were $17.8 million compared to capital expenditures of $20.4 million in 2009. Cash generated from operations and existing cash reserves funded these expenditures. In 2009 we had cash inflows of $3.9 million related to the sale of certain marketable securities during the year. During 2010 we had cash inflows of $12.4 million related to issuance of letters of credit to replace restricted cash from previously drawn letters of credit compared to the cash outflows of $18.7 million related to restricted cash from drawn letters of credit in 2009. During 2010 we also had cash inflows of $9.1 million related to the sale of certain assets. Capital expenditures for 2011 are expected to be between $35 million and $40 million, which we expect to fund through our cash from operations and existing cash reserves. Due to the continued challenges facing our industry and the economy as a whole, we are managing our capital expenditures very closely in order to preserve liquidity throughout 2011, while still maintaining our production capacity and making investments necessary to meet competitive threats and to seize upon growth opportunities.

Financing Activities

        Net cash provided by financing activities for the year ended December 31, 2010 totaled $28.2 million, compared to net cash provided by financing activities of $7.0 million for the year ended December 31, 2009. During 2010, we received $140 million of proceeds related to issuance of our convertible notes and exchanged our postpetition senior credit facility for the $310 million aggregate principal amount of senior secured notes and $75 million ABL credit facility, as discussed below. During 2009, we received $21.5 million from our DIP credit facility and had net cash outflows for our revolving credit facility of $3.7 million. During 2010, we paid $10.9 million in fees related to the refinancing. During 2009, we also incurred $10.8 million in fees associated with amending our credit facilities.

Bank Borrowing

Postpetition Senior Credit Facility

        On the Effective Date of the Plan of Reorganization, we entered into the fifth amendment and restatement to our prepetition senior credit facility (the "postpetition senior credit facility"). As of the Effective Date, under our postpetition senior credit facility Accuride had outstanding term loans of $287.0 million and outstanding letters of credit in the stated amount of $2.0 million and Accuride Canada Inc. had outstanding term loans of $22.0 million. The interest rate for all loans was, at our option, LIBOR + 6.75% (with a LIBOR floor of 3.00%) or Base Rate + 5.75% (with a Base Rate floor of 4.00%). The maturity for all loans and reimbursements of draws under the letters of credit was June 30, 2013.

        On July 29, 2010, as described below under "—Refinancing—The ABL Facility," we refinanced the postpetition senior credit facility and the postpetition senior credit facility was terminated.

Postpetition Senior Convertible Notes

        On the Effective Date, we issued $140.0 million aggregate principal amount of convertible notes and entered into the indenture governing the convertible notes, dated the Effective Date. Under the terms of the indenture, the convertible notes had an interest rate of 7.5% per annum and had a maturity date of February 26, 2020. The first six semi-annual interest payments were specified to be payment-in-kind interest. Thereafter, beginning on August 26, 2013, interest on the convertible notes was to be paid in cash.

        The convertible notes were convertible into Common Stock of the Company at any time beginning on the Effective Date until the second business day preceding maturity, at an initial conversion rate of 133.3333 shares per $1,000 principal amount of notes (equivalent to an initial conversion price of $7.50 per share of Common Stock). The conversion rate was subject to customary adjustments and was adjusted to account for PIK interest. The adjustment to the conversion rate for convertible notes issued as PIK interest served to prevent the convertible notes outstanding immediately prior to the PIK interest payment from being diluted by the notes paid as PIK interest.

        On August 26, 2010, we made a PIK interest payment with respect to the convertible notes by increasing the principal amount of the notes by $5.25 million. Pursuant to the terms of the indenture governing the convertible notes, the conversion rate of the convertible notes was adjusted to 140.7234 shares of Common Stock per $1,000 principal amount of notes (equivalent to a conversion price of $7.10 per share of Common Stock).

        On October 6, 2010, we announced that our Board of Directors approved a conversion offer for all of the outstanding convertible notes and a 1-for-10 reverse stock split of the Company's Common Stock. On October 22, 2010, the Company commenced the conversion offer and on November 4, 2010, we announced our intention to amend certain terms of the conversion offer. In the conversion offer, holders of the Company's 7.5% senior convertible notes elected to convert their convertible notes into post-split shares of the Company's Common Stock at an increased conversion rate of 238.2119 post-split shares per $1,000 principal amount of convertible notes. The conversion rate represented approximately 98 percent of the total number of shares into which the Company expected the convertible notes would be convertible on February 26, 2013, which was the final PIK interest payment date for the convertible notes. The conversion offer was not conditioned on completion of the reverse stock split.

        On November 29, 2010, upon settlement of the conversion offer (and after taking into account cash paid in lieu of the fractional shares that would have otherwise been issuable) (i) we issued 33,606,177 shares of Common Stock to holders participating in the conversion offer upon conversion of $141,077 aggregate principal amount of convertible notes accepted for conversion by the Company, and (ii) the $141,077 aggregate principal amount of convertible notes accepted for conversion was cancelled. As of November 29, 2010, $4,173 aggregate principal amount of convertible notes remained outstanding. Prior to December 31, 2010, the remainder of the convertible notes was accepted for conversion by the Company and 993,968 additional shares of our Common Stock were issued; therefore, the remaining principal amount of the convertible notes was cancelled.

        ASC 470 requires the recognition of expense equal to the fair value of securities transferred in excess of the fair value of securities issuable pursuant to the original conversion terms. Related to the conversion offer, we recorded inducement expenses of $166.7 million. This charge represents the fair value of the incremental shares of common stock that were issued as a result of the Conversion Offer over the fair value of the shares of the Common Stock that the convertible note-holders would have otherwise received contractually as of the date of the Conversion Offer.

Refinancing

        On July 29, 2010, we completed an offering of $310.0 million aggregate principal amount of senior secured notes and entered into the ABL Credit Agreement (the "ABL facility"). We used the net proceeds from the offering of the senior secured notes, $15.0 million of borrowings under the ABL facility and cash on hand to refinance our postpetition senior credit facility and to pay related fees and expenses (the "Refinancing").

The ABL Facility

        In connection with the Refinancing, we entered into a new ABL facility. The ABL facility is a senior secured asset based revolving credit facility in an aggregate principal amount of up to $75.0 million, with the right, subject to certain conditions, to increase the availability under the facility by up to $25.0 million in the aggregate (for a total aggregate availability of $100.0 million). The four-year ABL facility matures on July 29, 2014 and provides for loans and letters of credit in an aggregate amount up to the amount of the facility, subject to meeting certain borrowing base conditions, with sub-limits of up to $10.0 million for swingline loans and $25.0 million to be available for the issuance of letters of credit. Loans under the ABL facility initially bear interest at an annual rate equal to, at our option, either LIBOR plus 3.75% or Base Rate plus 2.75%, subject to changes based on our leverage ratio as defined in the ABL facility.

        We must also pay a commitment fee equal to 0.50% per annum to the lenders under the ABL facility if utilization under the facility exceeds 50.0% of the total commitments under the facility and a commitment fee equal to 0.75% per annum if utilization under the facility is less than or equal to 50.0% of the total commitments under the facility. Customary letter of credit fees are also payable as necessary.

        The obligations under the ABL facility are secured by (i) first-priority liens on substantially all of the Company's accounts receivable and inventories, subject to certain exceptions and permitted liens (the "ABL Priority Collateral") and (ii) second-priority liens on substantially all of the Company's owned real property and tangible and intangible assets other than the ABL Priority Collateral, including all of the outstanding capital stock of our domestic subsidiaries, subject to certain exceptions and permitted liens (the "Notes Priority Collateral").

Senior Secured Notes

        Also in connection the Refinancing, we issued $310.0 million aggregate principal amount of senior secured notes. Under the terms of the indenture governing the senior secured notes, the senior secured notes bear interest at a rate of 9.5% per year, paid semi-annually in February and August, and mature on August 1, 2018. Prior to maturity we may redeem the senior secured notes on the terms set forth in the indenture governing the senior secured notes. The senior secured notes are guaranteed by the Guarantors, and the senior secured notes and the related guarantees are secured by first priority liens on the Notes Priority Collateral and second priority liens on the ABL Priority Collateral. On February 15, 2011, we completed an exchange offer pursuant to which all our outstanding senior secured notes were exchanged for registered securities with identical terms (other than terms related to registration rights) to the senior secured notes issued July 29, 2010.

        Restrictive Debt Covenants.    Our credit documents (the ABL facility and the indenture governing the senior secured notes) contain operating covenants that limit the discretion of management with respect to certain business matters. These covenants place significant restrictions on, among other things, the ability to incur additional debt, to pay dividends, to create liens, to make certain payments and investments and to sell or otherwise dispose of assets and merge or consolidate with other entities. In addition, the ABL facility contains a financial covenant which requires us to maintain a fixed charge coverage ratio during any compliance period, which is anytime when the excess availability is less than or equal to the greater of $10.0 million or 15 percent of the total commitment under the ABL facility. Due to the amount of our excess availability (as calculated under the ABL facility), the Company is not currently in a compliance period and, we do not have to maintain a fixed charge coverage ratio, although this is subject to change. We expect to be in compliance with all restrictive debt covenants through the next twelve months.

        We continue to operate in a challenging economic environment and our ability to maintain liquidity and comply with our debt covenants may be affected by economic or other conditions that are beyond our control and which are difficult to predict. The 2011 production forecasts by ACT Publications for the significant commercial vehicle markets that we serve, as of March 10, 2011, are as follows:

North American Class 8	244,000
North American Classes 5-7	146,660
U.S. Trailers	209,400

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

Contractual Obligations and Commercial Commitments

        The following table summarizes our contractual obligations as of December 31, 2010 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(dollars in millions)
Long-term debt(a)	$310.0	$—	$—	$—	$310.0
Interest on debt(b)	223.5	29.5	58.9	58.9	76.2
Capital leases	2.7	0.4	0.8	0.6	0.9
Operating leases	20.0	5.7	6.5	4.0	3.8
Purchase commitments(c)	25.4	25.1	0.2	0.1	—
Other long-term liabilities(d)	182.6	17.0	33.7	34.7	97.2

Total obligations(e)	$764.2	$77.7	$100.1	$98.3	$488.1

(a)
Amounts represent face value of debt instruments due, comprised of $310.0 million aggregate principal amount of senior secured notes.

(b)
Interest expense for our senior secured notes, computed at 9.5% annum.

(c)
The unconditional purchase commitments are principally take-or-pay obligations related to the purchase of certain materials, including natural gas, consistent with customary industry practice.

(d)
Consists primarily of estimated post-retirement and pension contributions for 2011 and estimated future post-retirement and pension benefit payments for the years 2012 through 2020. Amounts for 2021 and thereafter are unknown at this time.

(e)
Since it is not possible to determine in which future period it might be paid, excluded above is the $7.7 million uncertain tax liability recorded in accordance with ASC 740-10, Income Taxes.

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

        Critical accounting policies and estimates are those where the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and the impact of the estimates and assumptions on financial condition or operating performance is material. We believe our critical accounting policies and estimates, as reviewed and discussed with the Audit Committee of our Board of

Directors, include accounting for fresh-start, convertible notes, impairment of long-lived assets, goodwill, pensions, and income taxes.

        Fresh-start Accounting—We evaluated the applicable accounting guidance regarding fresh start and determined that we qualified to report under those requirements.

        In applying fresh-start reporting, we applied ASC 805, Business Combinations, and recorded our assets and liabilities at fair value as of February 26, 2010. These fresh-start adjustments were finalized during the fourth quarter of 2010. Aside from the assets and liabilities that already represented fair value on our consolidated balance sheet, the significant assumptions related to the valuations of our assets and liabilities that were revalued in connection with fresh-start reporting are subsequently discussed.

Inventory

        We recorded inventories at their fair value of $59.7 million, which was an increase of $3.0 million. Historically, our inventories were stated at the lower of cost or market on a first-in, first-out ("FIFO") basis. The fair value valuation was determined based on the estimated selling price less costs to sell for finished goods and work-in-process, which also considered costs to completion. Raw material values were based on replacement cost. The increase of fair value over our stated values was amortized during 2010 as a component of cost of goods sold.

Supplies

        At emergence the Successor Company adopted a supplies accounting policy that requires capitalization of critical supplies that are above a threshold limit with subsequent amortization over their useful lives. Supplies purchased that are valued below the threshold limit will be immediately recognized as an expense in our consolidated statements of operations. Approximately $16.4 million of supplies for our Predecessor Company were removed from other current assets and $2.6 million were added to other non-current assets, which represented the fair value of the supplies that met the requirements of the accounting policy.

Property, Plant and Equipment

        We recorded property, plant and equipment which includes land, land improvements, buildings, machinery and equipment, and construction in progress at its fair value of $255.7 million. Fair value was based on the highest and best use of specific properties. Specific approaches by asset class are as follows:

  •
  Land and land improvement values were determined based on the sales comparison approach, which considers the value of the land parcels if vacant. In the sales comparison approach, comparable land sales and listings in each property's geographic area were obtained and compared to the property being valued, focusing most heavily on recent sales of similar size, location, and zoning.

  •
  The buildings and building improvements were valued using a direct cost method whereby the replacement cost was estimated based on building class using square foot costs. An estimate of physical deterioration as well as functional and external obsolescence was then applied to arrive at a final fair value.

  •
  Machinery and equipment were valued on a continued-use basis. Using the indirect method of the cost approach, the replacement cost was indexed according to the historical cost, with allowances for physical deterioration as well as functional and external obsolescence to arrive at a final fair value. Construction in progress was reported using original cost basis.

Other intangible assets

        We recorded other intangible assets of $224.4 million at their fair values. The following is a summary of and approaches used to determine the fair value of our significant intangible assets:

  •
  Trade names and technology were valued at $34.1 million and $40.4 million, respectively, which was determined using the relief from royalty method, which capitalizes the cost savings associated with owning, rather than licensing the trade names and technology. Other significant considerations include revenues applicable to the trade names and technology with a declining obsolescence factor for technology, useful life, royalty rates, income tax rates, discount rates, and the tax benefits from amortization expense.

  •
  Customer relationships were valued at $149.9 million using the multi-period excess earnings approach, which is a form of the income approach. This method is based on the concept that cash flows attributable to the assets are available after deducting the costs associated with the business as well as the return on assets employed in the generation of the cash flows. Significant considerations include cash flows from existing customer relationships, estimating contributory asset charges and required rates of return on tangible and intangible assets, the tax amortization benefit, and discount rates.

Goodwill

        We recorded Goodwill of $177.6 million upon application of fresh-start reporting. When applying fresh-start reporting, the difference between the business enterprise value and the fair value of our assets and liabilities gives rise to goodwill, which is a residual.

Deferred Income Taxes

        We recorded deferred income tax assets and liabilities of $2.5 million and $25.6 million, respectively, for temporary differences resulting from applying fresh start reporting.

Debt

        We recorded our long-term debt at their total fair value of $604.1 million, which had two major components, as follows:

  •
  The senior credit facility of $309.0 million.

  •
  The $140 million aggregate principal amount of convertible notes was recorded at fair value of $124.2 million and its embedded conversion option at $170.9 million. The fair values related to the convertible notes and the embedded conversion option considered several factors, such as the price of our Common Stock, volatility, the risk-free rate, and credit spreads. Also significant are the coupon interest rate, the rate of conversion of the notes into shares of our Common Stock, and the term of the instrument.

Pensions and Other Postretirement Benefit Plan Liabilities, current and non-current

        We recorded pensions of $35.0 million and other postretirement benefit plan liabilities of $73.1 million, which includes the actuarial measurement of all of our benefit plans. These liabilities increased by $11.1 million compared to the Predecessor's valuations due to changes in the market value of our assets and liabilities, eliminating accumulated other comprehensive income, and revised discount rates, which declined between 75 and 100 basis points from the Predecessor's valuations.

Stockholder's Equity (Deficiency)

        The changes to our Stockholder's Equity (Deficiency) reflect our recapitalization using $563 million, which is the midpoint of the range of our enterprise valuations in our Plan of Reorganization and the application of fresh-start reporting. Also included is the elimination of our Predecessor Common Stock, Treasury Stock, Accumulated Other Comprehensive Loss, and Accumulated Deficiency.

        Convertible Notes—We bifurcated the convertible notes in regards to the valuations of the notes and the embedded conversion option. During 2010, we recognized mark-to-market valuation gains and losses related to the conversion option. As a result of the conversion offer that resulted in issuing more shares of Common Stock than was contractually required, we recognized an inducement charge of $166.7 million. This charge represents the fair value of the incremental shares of common stock that were issued as a result of the Conversion Offer over the fair value of the shares of the common stock that the convertible note-holders would have otherwise received contractually as of the date of the Conversion Offer.

        Impairment of Long-lived Assets—We evaluate long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. In performing the review of recoverability, we estimate future cash flows expected to result from the use of the asset and our eventual disposition. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require our subjective judgments. The time periods for estimating future cash flows is often lengthy, which increases the sensitivity to assumptions made. Depending on the assumptions and estimates used, such as the determination of the primary asset group, the estimated life of the primary asset, and projected profitability, the estimated future cash flows projected in the evaluation of long-lived assets can vary within a wide range of outcomes. We consider the likelihood of possible outcomes in determining the best estimate of future cash flows.

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

        The midpoint of the range of fair values of our reorganization values from our Plan of Reorganization, which was approved by the bankruptcy court, was used as fair value of the Company. Based on our allocation of the reorganization value to our reporting units, step one of the annual impairment test as of November 30, 2010, passed, and we were not required to complete step two.

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

        The most significant element in determining our pension income (cost) in accordance with ASC 715-30 is the expected return on plan assets and discount rates. In 2010, we assumed that the expected long-term rate of return on plan assets would be 7.75% for our U.S. plans and 7.00% for our Canadian plans. The assumed long-term rate of return on assets is applied to a calculated value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over five years. This produces the expected return on plan assets that is included in pension income (cost). The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past asset gains (losses) affects the calculated value of plan assets and, ultimately, future pension income (cost).

        The expected return on plan assets is reviewed annually, and if conditions should warrant, will be revised. If we were to lower this rate, future pension cost would increase. We currently anticipate no change in our long-term rate of return assumption in 2011 for any of our U.S. and Canada plans.

        At the end of each year, we determine the discount rates to be used to calculate the present value of each of the plan liabilities. The discount rate is an estimate of the current interest rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate, we look to rates of return on high-quality, fixed-income investments that receive one of the two highest ratings given by a recognized ratings agency. At December 31, 2010, we determined the blended rate to be 5.45%. The net effect of changes in the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, has been deferred, in accordance with ASC 715-30.

        For the year ended December 31, 2010, we recognized consolidated pretax pension cost of $1.4 million compared to $6.5 million in 2009. We currently expect to contribute $12.6 million to our pension plans during 2011, however, we may elect to adjust the level of contributions based on a number of factors, including performance of pension investments, changes in interest rates, and changes in workforce compensation.

        For the year ended December 31, 2010, we recognized consolidated pre-tax post-employment welfare benefit cost of $4.6 million compared to $1.9 million in 2009. We expect to contribute $4.4 million during 2011 to our post-employment welfare benefit plans.

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

        Upon emergence from bankruptcy, the Company adjusted its recorded deferred tax assets and liabilities using the valuation adjustments resulting from fresh start accounting. We concluded at that time that we remained in a net deferred tax asset position and re-evaluated the realizability of our U.S. net deferred tax assets by assessing the likelihood of our ability to utilize them against future taxable income and availability of tax planning strategies. We determined that a valuation allowance against the deferred tax assets continued to be appropriate. The Company will continue to evaluate the likelihood of realization on a quarterly basis and adjust the valuation allowance accordingly.

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

Recent Developments

New Accounting Pronouncements

        In January 2010, the FASB issued ASU 2010-6, Improving Disclosures about Fair Value Measurements, which requires interim disclosures regarding significant transfers in and out of Level 1 and Level 2 fair value measurements. Additionally, this ASU requires disclosure for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements. These disclosures are required for fair value measurements that fall in either Level 2 or Level 3. Further, the ASU requires separate presentation of Level 3 activity for the fair value measurements. We adopted the interim disclosure requirements under this standard during the quarter ended March 31, 2010, with the exception of the separate presentation in the Level 3 activity rollforward, which is not effective until fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.

        In December 2010, the FASB issued ASU 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The amendments in this update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples in paragraph 350-20-35-30, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The Company is currently evaluating the impact of adopting this pronouncement.

        In December 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations. The ASU requires public entities to disclose pro forma information for business combinations that occurred in the current reporting period, including revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. Amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.

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

        This annual report contains "forward-looking statements" (as defined in the Private Securities Litigation Reform Act of 1995). These statements are based on the Company's current expectations and involve risks and uncertainties, which may cause results to differ materially from those set forth in the statements. The forward-looking statements may include statements regarding actions to be taken by the Company. The Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise. Forward-looking statements should be evaluated together with the many uncertainties that affect the Company's business, particularly those mentioned in the risk factors in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010 and in our periodic reports on Form 10-Q and Form 8-K.

Effects of Inflation

        The effects of inflation were not considered material during fiscal years 2010, 2009, or 2008.

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

Foreign Currency Risk

        Certain forecasted transactions, assets, and liabilities are exposed to foreign currency risk. We monitor our foreign currency exposures to maximize the overall effectiveness of our foreign currency derivatives. The principal currency of exposure is the Canadian dollar. From time to time, we use foreign currency financial instruments to offset the impact of the variability in exchange rates on our operations, cash flows, assets and liabilities. We had no outstanding foreign exchange forward contract instruments at December 31, 2010.

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

Raw Material/Commodity Price Risk

        We rely upon the supply of certain raw materials and commodities in our production processes, and we have entered into firm purchase commitments for certain metals and natural gas. A 10% adverse change in pricing (considering 2011 production volume) would be approximately $35 million, which would be reduced through the terms of the sales, supply, and procurement contracts. Additionally, from time to time, we use commodity price swaps and futures contracts to manage the variability in certain commodity prices on our operations and cash flows. At December 31, 2010, we had no open commodity price swaps or futures contracts.

Interest Rate Risk

        We use long-term debt as a primary source of capital. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for our fixed-rate debt at December 31, 2010:

(Dollars in thousands)	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
Long-term Debt:
Fixed Rate	—	—	—	—	—	$310,000	$310,000	$335,575
Average Rate	—	—	—	—	—	9.50%	9.50%

Item 8.    Financial Statements and Supplementary Data

        Attached, beginning at page 65.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

        Evaluation of disclosure controls and procedures.    In accordance with Rule 13a-15(b) of the Exchange Act, our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2010. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2010 to ensure that information required to be disclosed under the Exchange Act is recorded, processed, summarized, and reported, within the time period specified in the SEC rules and forms, and to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management has concluded that, as of December 31, 2010, our internal controls over financial reporting were effective based on that framework.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Deloitte & Touche LLP, the Company's independent registered public accounting firm, issued an audit report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2010, which is included herein on page 66.

        Changes in Internal Controls Over Financial Reporting.    During the fourth quarter of fiscal 2010 there were no changes to our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers, and Corporate Governance

        The information required by Item 10 is incorporated by reference to the information set forth in our Proxy Statement in connection to our 2011 Annual Meeting of Shareholders ("2011 Proxy Statement") to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this Form 10-K.

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

Item 11.    Executive Compensation

        The information required by Item 11 is incorporated by reference to the information set forth in our 2011 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

        The information required by Item 12 is incorporated by reference to the information set forth in our 2011 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions and Director Independence

        The information required by Item 13 is incorporated by reference to the information set forth in our 2011 Proxy Statement.

Item 14.    Principal Accountant Fees and Services

        The information required by Item 14 is incorporated by reference to the information set forth in our 2011 Proxy Statement.

 PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)
The following constitutes a list of Financial Statements and Financial Statement Schedules required to be included in this report:

1.
Financial Statements

          The following financial statements of the Registrant are filed herewith as part of this report:

    Report of Independent Registered Public Accounting Firm.

          Consolidated Balance Sheets—December 31, 2010 (Successor) and 2009 (Predecessor).

          Consolidated Statements of Operations—Period February 26, 2010 to December 31, 2010
              (Successor), for the period January 1, 2010 to February 26, 2010 and for the years ended
              December 31, 2009 and 2008 (Predecessor).

          Consolidated Statements of Stockholders' Equity (Deficiency)—Period February 26, 2010 to
              December 31, 2010 (Successor), for the period January 1, 2010 to February 26, 2010 and for the years ended December 31, 2009 and 2008 (Predecessor).

          Consolidated Statements of Cash Flows—Period from February 26, 2010 to December 31,
              2010 (Successor), for the period January 1, 2010 to February 26, 2010 and for the years ended December 31, 2009 and 2008 (Predecessor).

          Notes to Consolidated Financial Statements—Period from February 26, 2010 to December 31,
              2010 (Successor), period from January 1, 2010 to February 26, 2010 and years ended
              December 31, 2009 and 2008 (Predecessor).

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
Certificate of Amendment to the Amended and Restated Certificate of Incorporation. Previously filed as an exhibit to the Form 8-K (ACC No. 0001104659-10-059191) filed on November 18, 2010, and incorporated herein by reference.
3.3	—	Amended and Restated Bylaws of Accuride Corporation. Previously filed as an exhibit to the Form 8-K (Acc. No. 0001104659-10-004054) filed on February 1, 2011, and incorporated herein by reference.
4.1	—
Registration Rights Agreement, dated February 26, 2010, by and between Accuride Corporation and each of the Holders party thereto. Previously filed as an exhibit to the Form 8-K (Acc. No. 0001104659-10-012168) filed on March 4, 2010 and incorporated herein by reference.
4.2	—	Form of Warrant. Previously filed as an exhibit to the Form 8-K/A (Acc. No. 0001104659-10-012546) filed on March 5, 2010 and incorporated herein by reference.
4.3	—
Warrant Agent Agreement, dated February 26, 2010, between Accuride Corporation and American Stock Transfer and Trust Company LLC. Previously filed as an exhibit to the Form 8-K (Acc. No. 0001104659-10-012168) filed on March 4, 2010 and incorporated herein by reference.
4.4	—
Indenture, dated as of July 29, 2010, by and among Accuride Corporation, the guarantors named therein, Wilmington Trust FSB, as trustee and Deutsche Bank Trust Company Americas, with respect to 9.5% First Priority Senior Secured Notes due 2018. Previously filed as an exhibit to the Form 8-K filed on August 2, 2010 (Acc. No. 0001104659-10-012168) and incorporated herein by reference.
4.5	—	Form of 9.5% First Priority Senior Secured Notes due 2018. Previously filed as an exhibit to Form 8-K filed on August 2, 2010 and incorporated herein by reference.
4.6	—
Intercreditor Agreement, dated as of July 29, 2010, among Deutsche Bank Trust Company Americas, as initial ABL Agent, and Deutsche Bank Trust Company Americas, as Senior Secured Notes Collateral Agent. Previously filed as an exhibit to the Form 8-K filed on August 2, 2010 (Acc. No. 0001104659-10-012168) and incorporated herein by reference.
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

10.3	—	Amended and Restated Plant Parcel Lease Agreement, dated as of March 31, 2005 and amended and restated as of March 1, 2010, by and between Accuride Erie L.P. and Greater Erie Industrial Development Corporation, as further amended by the attached Subordination, Non-disturbance and Attornment Agreement, dated June 9, 2009, between First National Bank of Pennsylvania, Greater Erie Industrial Development Corporation and Accuride Erie, L.P. Previously filed as an exhibit to the Form 8-K filed on June 15, 2009 and incorporated herein by reference.
10.4*	—	Accuride Executive Retirement Allowance Policy, dated December 2008. Previously filed as an exhibit to the Form 10-K filed on March 13, 2009 and incorporated herein by reference.
10.6*	—	Form of Severance and Retention Agreement (Tier I executives). Previously filed as an exhibit to the Form 10-K filed on March 13, 2009 and incorporated herein by reference.
10.7*	—	Form of Severance and Retention Agreement (Tier II executives). Previously filed as an exhibit to the Form 10-K filed on March 13, 2009 and incorporated herein by reference.
10.8*	—	Form of Severance and Retention Agreement (Tier III executives). Previously filed as an exhibit to the Form 10-K filed on March 13, 2009 and incorporated herein by reference.
10.12	—
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
10.17*	—	Form of Indemnification Agreement between Accuride and each member of the Board of Directors. Previously filed as an exhibit to Form 8-K filed on February 4, 2009 and incorporated herein by reference.
10.18*	—
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
10.20*†	—	Accuride Corporation Directors' Deferred Compensation Plan, as amended.
10.21*†	—	Accuride Corporation Amended and Restated 2010 Incentive Award Plan.
10.22*†	—	Release agreement, dated February 7, 2011, between Accuride Corporation and Edward J. Gulda.

10.23*	—	Letter agreement, dated May 17, 2010, between Accuride Corporation and William M. Lasky. Previously filed as an exhibit to Form 10-Q filed on May 15, 2010, and incorporated herein by reference.
10.24*	—	Letter agreement, dated May 17, 2010, between Accuride Corporation and James H. Woodward, Jr. Previously filed as an exhibit to Form 10-Q filed on May 15, 2010, and incorporated herein by reference.
10.25*	—	Letter agreement, dated January 14, 2011, between Accuride Corporation and Richard F. Dauch. Previously filed as an exhibit to Form 8-K filed on February 1, 2011, and incorporated herein by reference.
10.26*	—
Severance and Retention Agreement, dated February 1, 2011, between Accuride Corporation and Richard F. Dauch. Previously filed as an exhibit to Form 8-K filed on February 1, 2011, and incorporated herein by reference.
10.27	—
Agreement of Lease, effective as of January 5, 2009, by and between Accuride Corporation and I-65 Corridor 1, L.L.C. Previously filed as an exhibit to the Form 8-K filed on January 12, 2009, and incorporated herein by reference.
10.28	—
Conversion Cap and Voting Agreement, by and among Accuride Corporation, York Credit Opportunities Fund, L.P., York Credit Opportunities Master Fund, L.P., and York Global Value Partners, L.P. Previously filed as an exhibit to the Form 8-K filed on March 17, 2010 and incorporated herein by reference.
10.29	—
ABL Credit Agreement, dated July 29, 2010, by and among Accuride Corporation, Accuride Corporation's domestic subsidiaries, Deutsche Bank Securities Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Trust Company Americas, Sun Trust Bank, Wells Fargo Capital Finance, LLC, and the initial lenders named therein. Previously filed as an exhibit to Form 8-K filed on August 2, 2010 and incorporated herein by reference.
10.30*	—	Form of Indemnification Agreement between Accuride and its Directors and Officers. Previously filed as an exhibit to Form 8-K filed on May 5, 2010 and incorporated herein by reference.
10.31*	—
Form of Accuride Corporation 2010 Annual Grant Restricted Stock Unit Award entered into by Accuride Corporation and individual directors of Accuride Corporation. Previously filed as an exhibit to Form S-8 filed on August 3, 2010 and incorporated herein by reference.
10.32*	—	Form of Restricted Stock Unit Agreement. Previously filed as an exhibit to Form 10-Q filed on May 17, 2010 and incorporated herein by reference.
10.33*	—
Form of Accuride Corporation 2010 Initial Grant Restricted Stock Unit Award entered into by Accuride Corporation and individual directors of Accuride Corporation. Previously filed as an exhibit to Form S-8 filed on August 3, 2010 and incorporated herein by reference.
14.1	—
Accuride Corporation Code of Conduct-2005. Previously filed as an exhibit to Amendment No. 2 filed on March 25, 2005 to the Form S-1 effective April 25, 2005 (Reg. No. 333-121944) and incorporated herein by reference.
21.1†	—	Subsidiaries of the Registrant.
23.1†	—	Consent of Independent Registered Public Accounting Firm.
31.1†	—	Section 302 Certification of Richard F. Dauch in connection with the Annual Report of Form 10-K of Accuride Corporation for the fiscal year ended December 31, 2010.

31.2†	—	Section 302 Certification of James H. Woodward, Jr. in connection with the Annual Report of Form 10-K of Accuride Corporation for the fiscal year ended December 31, 2010.
32.1††	—	Section 906 Certification of Richard F. Dauch in connection with the Annual Report on Form 10-K of Accuride Corporation for the fiscal year ended December 31, 2010.
32.2††	—	Section 906 Certification of James H. Woodward, Jr. in connection with the Annual Report on Form 10-K of Accuride Corporation for the fiscal year ended December 31, 2010.

†
Filed herewith

††
Furnished herewith

*
Management contract or compensatory agreement

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 28, 2011

ACCURIDE CORPORATION
By:	/s/ RICHARD F. DAUCH Richard F. Dauch President and Chief Executive Officer

        Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ RICHARD F. DAUCH Richard F. Dauch	President and Chief Executive Officer (Principal Executive Officer)	March 28, 2011
/s/ JAMES H. WOODWARD, JR. James H. Woodward, Jr.	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 28, 2011
/s/ GREGORY A. RISCH Gregory A. Risch	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 28, 2011
/s/ WILLIAM M. LASKY William M. Lasky	Chairman of the Board of Directors	March 28, 2011
/s/ MICHAEL BEVAQUA Michael Bevaqua	Director	March 28, 2011
/s/ KEITH E. BUSSE Keith E. Busse	Director	March 28, 2011
/s/ BENJAMIN C. DUSTER IV, ESQ. Benjamin C. Duster IV, Esq.	Director	March 28, 2011
/s/ ROBERT J. KELLY Robert J. Kelly	Director	March 28, 2011
/s/ STEPHEN S. LEDOUX Stephen S. Ledoux	Director	March 28, 2011
/s/ JOHN W. RISNER John W. Risner	Director	March 28, 2011

ACCURIDE CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	66
Consolidated Balance Sheets as of December 31, 2010 (Successor) and 2009 (Predecessor)	68
Consolidated Statements of Operations for the period February 26, 2010 to December 31, 2010 (Successor), for the period January 1, 2010 to February 26, 2010 and for the years ended December 31, 2009 and 2008 (Predecessor)	69
Consolidated Statements of Stockholders' Equity (Deficiency) for the period February 26, 2010 to December 31, 2010 (Successor), for the period January 1, 2010 to February 26, 2010 and for the years ended December 31, 2009 and 2008 (Predecessor)	70
Consolidated Statements of Cash Flows for the period February 26, 2010 to December 31, 2010 (Successor), for the period January 1, 2010 to February 26, 2010 and for the years ended December 31, 2009 and 2008 (Predecessor)	71
Notes to Consolidated Financial Statements	72

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Accuride Corporation, its Directors, and Stockholders:
Evansville, Indiana

        We have audited the accompanying consolidated balance sheets of Accuride Corporation and subsidiaries as of December 31, 2010 (Successor) and December 31, 2009 (Predecessor), and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for the period February 26, 2010 through December 31, 2010 (Successor), and the period January 1, 2010 through February 26, 2010 and each of the two years in the period ended December 31, 2009 (Predecessor) (Successor and Predecessor collectively, the Company). We also have audited the Company's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting in Item 9A. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

        In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Accuride Corporation and subsidiaries as of December 31, 2010 (Successor), and the results of their operations and their cash flows for the period February 26, 2010 through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Accuride Corporation and subsidiaries as of December 31, 2009 (Predecessor), and the results of their operations and their cash flows for the period January 1, 2010 through February 26, 2010, and for each of the two years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        As discussed in Note 1 to the consolidated financial statements, on February 18, 2010, the Bankruptcy Court entered an order confirming the plan of reorganization, which became effective after the close of business on February 26, 2010. In accordance with Accounting Standards Codification Topic 852, Reorganizations, the Successor applied fresh-start reporting and adjusted the bases of assets and liabilities to their estimated fair values. Accordingly, the accompanying Successor financial statements as of December 31, 2010 and for the period February 26, 2010 through December 31, 2010 are not comparable with the prior period financial statements of the Predecessor.

/s/ DELOITTE & TOUCHE LLP

Indianapolis, Indiana
March 28, 2011

ACCURIDE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Successor	Predecessor
	December 31, 2010	December 31, 2009
	(In thousands, except for share and per share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$78,466	$56,521
Customer receivables, net of allowance for doubtful accounts of $1,640 and $2,329 in 2010 and 2009, respectively	70,760	60,120
Other receivables	4,942	6,181
Inventories	55,818	50,742
Deferred income taxes	13,061	2,811
Income tax receivable	1,097	1,542
Prepaid expenses and other current assets	4,360	21,220

Total current assets	228,504	199,137
PROPERTY, PLANT AND EQUIPMENT, net	241,052	229,527
OTHER ASSETS:
Goodwill	177,572	127,474
Other intangible assets, net	212,656	89,230
Deferred financing costs, net of accumulated amortization of $711 and $7,360 in 2010 and 2009, respectively	10,157	4,282
Other	4,109	22,020

TOTAL	$874,050	$671,670

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
Accounts payable	$55,324	$31,277
Accrued payroll and compensation	17,320	14,318
Accrued interest payable	12,682	3,571
Accrued workers compensation	6,994	7,038
Debt	—	397,472
Accrued and other liabilities	20,200	20,609

Total current liabilities	112,520	474,285
LONG-TERM DEBT	302,031	—
DEFERRED INCOME TAXES	32,937	14,274
NON-CURRENT INCOME TAXES PAYABLE	7,683	7,914
OTHER POSTRETIREMENT BENEFIT PLAN LIABILITY	75,767	61,292
PENSION BENEFIT PLAN LIABILITY	37,194	35,932
OTHER LIABILITIES	7,819	4,125
LIABILITIES SUBJECT TO COMPROMISE	—	302,114
COMMITMENTS AND CONTINGENCIES (Notes 11 and 16)	—	—
STOCKHOLDERS' EQUITY (DEFICIENCY):
Predecessor Company Preferred Stock, $0.01 par value; 5,000,000 shares authorized and 1 issued	—	—
Predecessor Company Common Stock, $0.01 par value; 100,000,000 shares authorized, 48,139,000 shares issued, and 47,562,000 shares outstanding and additional paid-in-capital	—	268,582
Successor Company Preferred Stock, $0.01 par value; 10,000,000 shares authorized	—	—
Successor Company Common Stock, $0.01 par value; 80,000,000 shares authorized, 47,229,627 shares issued and outstanding and additional paid-in-capital	433,192	—
Predecessor Company Treasury stock—76,000 shares at cost in 2009	—	(751)
Accumulated other comprehensive loss	(8,561)	(48,376)
Accumulated deficiency	(126,532)	(447,721)

Total stockholders' equity (deficiency)	298,099	(228,266)

TOTAL	$874,050	$671,670

See notes to consolidated financial statements.

ACCURIDE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor	Predecessor
	Period from February 26 to December 31, 2010	Period from January 1 to February 26, 2010	Year Ended December 31,

			2009	2008
	(In thousands except per share data)
NET SALES	$659,929	$104,059	$570,193	$931,409
COST OF GOODS SOLD	603,035	99,577	572,495	875,809

GROSS PROFIT (LOSS)	56,894	4,482	(2,302)	55,600
OPERATING EXPENSES:
Selling, general and administrative	59,751	7,595	42,448	55,202
Prepetition professional fees	—	—	17,015	—
Impairment of goodwill and other intangibles	—	—	3,330	277,041

LOSS FROM OPERATIONS	(2,857)	(3,113)	(65,095)	(276,643)
OTHER INCOME (EXPENSE):
Interest income	143	54	720	1,288
Interest expense	(33,593)	(7,550)	(60,473)	(52,688)
Loss on extinguishment of debt	—	—	(5,389)	—
Gain on mark to market valuation of convertible debt	75,574	—	—	—
Inducement expense	(166,691)	—	—	—
Other income (loss), net	2,483	566	6,888	(4,821)

LOSS BEFORE REORGANIZATION ITEMS AND INCOME TAXES	(124,941)	(10,043)	(123,349)	(332,864)
Reorganization expense (income)	—	(59,311)	14,379	—

INCOME (LOSS) BEFORE INCOME TAXES	(124,941)	49,268	(137,728)	(332,864)
INCOME TAX PROVISION (BENEFIT)	1,591	(1,534)	2,384	(4,598)

NET INCOME (LOSS)	$(126,532)	$50,802	$(140,112)	$(328,266)

Weighted average common shares outstanding—basic	15,670	47,572	39,028	35,538
Basic income (loss) per share	$(8.07)	$1.07	$(3.59)	$(9.24)

Weighted average common shares outstanding—diluted	15,670	47,572	39,028	35,538
Diluted income (loss) per share	$(8.07)	$1.07	$(3.59)	$(9.24)

See notes to consolidated financial statements.

ACCURIDE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

	Comprehensive Income (Loss)	Common Stock and Additional Paid-in- Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficiency)	Total Stockholders' Equity (Deficiency)
	(In thousands)
BALANCE at January 1, 2008 (Predecessor)	—	$262,999	$(751)	$(9,105)	$20,657	$273,800
Net loss	$(328,266)	—	—	—	(328,266)	(328,266)
Exercise of share-based awards	—	431	—	—	—	431
Reversal of tax benefit of share-based awards	—	(1,647)	—	—	—	(1,647)
Stock compensation expense	—	2,434	—	—	—	2,434
Other comprehensive income:
Pension liability adjustment (net of tax)	(20,567)	—	—	(20,567)	—	(20,567)

Comprehensive loss	$(348,833)

BALANCE—December 31, 2008 (Predecessor)		264,217	(751)	(29,672)	(307,609)	(73,815)
Net loss	$(140,112)	—	—	—	(140,112)	(140,112)
Exercise of share-based awards	—	47	—	—	—	47
Exercise of warrants	—	3,985	—	—	—	3,985
Stock compensation expense	—	333	—	—	—	333
Other comprehensive income:
Pension liability adjustment (net of tax)	(18,704)	—	—	(18,704)	—	(18,704)

Comprehensive loss	$(158,816)

BALANCE—December 31, 2009 (Predecessor)		268,582	(751)	(48,376)	(447,721)	(228,266)
Loss before reorganization items	(8,509)	—	—	—	(8,509)	(8,509)
Exercise of share-based awards	—	8	—	—	—	8
Reorganization items	(25,030)	—	—	—	(25,030)	(25,030)

Comprehensive loss	$(33,539)

BALANCE at February 26, 2010 (Predecessor)		268,590	(751)	(48,376)	(481,260)	(261,797)
FRESH START ADJUSTMENTS:
Debt discharge—Senior Subordinated Notes	252,798	38,178	—	—	252,798	290,976
Debt discharge—Deferred financing fees	(3,847)	—	—	—	(3,847)	(3,847)
Debt discharge—Sun Capital Warrant liability	76	—	—	—	76	76
Debt discharge—Term facility discount	(2,974)	—	—	—	(2,974)	(2,974)
Issuance of Warrants	(6,618)	—	—	—	(6,618)	(6,618)
Issuance of Notes	(155,094)	—	—	—	(155,094)	(155,094)

Comprehensive income	$84,341

BALANCE at February 26, 2010 (Predecessor)		306,768	(751)	(48,376)	(396,919)	(139,278)
FRESH START ADJUSTMENTS:
Cancellation of Predecessor preferred, common and treasury stock	—	(306,768)	751	—	—	(306,017)
Cancellation of Predecessor accumulated deficit and accumulated other comprehensive loss	—	—	—	48,376	396,919	445,295
Issuance of new equity interests	—	39,034	—	—	—	39,034

BALANCE at February 26, 2010 (Successor)		39,034	—	—	—	39,034
Net loss	$(126,532)	—	—	—	(126,532)	(126,532)
Conversion of convertible notes	—	393,072	—	—	—	393,072
Share-based compensation expense	—	1,101	—	—	—	1,101
Other	—	(15)	—	—	—	(15)
Other comprehensive income:
Pension liability adjustment (net of tax)	(8,561)	—	—	(8,561)	—	(8,561)

Comprehensive loss	$(135,093)

BALANCE—December 31, 2010 (Successor)		$433,192	$—	$(8,561)	$(126,532)	$298,099

See notes to consolidated financial statements.

ACCURIDE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor	Predecessor
	Period from February 26 to December 31, 2010	Period from January 1 to February 26, 2010	Years Ended December 31,
			2009	2008
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(126,532)	$50,802	$(140,112)	$(328,266)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and impairment of property, plant and equipment	35,303	6,711	47,413	44,021
Amortization—deferred financing costs	1,148	694	4,557	1,235
Amortization—other intangible assets	8,456	821	4,922	5,398
Loss on extinguishment of debt	—	—	5,389	—
Reorganization items	—	(59,311)	14,379	—
Payments on reorganization items	—	(12,164)	(5,559)	—
Loss on disposal of assets	210	3	305	3,160
Provision for deferred income taxes	1,299	(1,560)	864	(6,264)
Non-cash stock-based compensation	1,101	—	333	2,434
Non-cash change in market valuation—convertible notes	(75,574)	—	—	—
Non-cash change in warrant liability	(2,648)	—	(594)	—
Non-cash inducement expense	166,691	—	—	—
Loss on sale of marketable securities	—	—	1,100	—
Impairments of investments	—	—	—	3,056
Impairments of goodwill and other intangibles	—	—	3,330	277,041
Paid-in-kind interest	6,863	1,769	9,421	—
Changes in certain assets and liabilities:
Receivables	3,885	(15,833)	11,918	8,145
Inventories and supplies	(1,285)	(5,736)	29,964	15,806
Prepaid expenses and other assets	(8,601)	1,051	368	(26,708)
Accounts payable	(13,089)	12,931	(20,968)	(13,027)
Accrued and other liabilities	13,183	(951)	(6,342)	4,804

Net cash provided by (used in) operating activities	10,410	(20,773)	(39,312)	(9,165)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(16,328)	(1,457)	(20,364)	(29,685)
Cash distribution from investment—Triton Containers	310	45	280	353
Proceeds from sale of property, plant and equipment	9,075	—	—	—
Purchase of marketable securities	—	—	—	(5,000)
Sale of marketable securities	—	—	3,900	—
Other investments	13,028	(600)	(18,689)	(975)

Net cash provided by (used in) investing activities	6,085	(2,012)	(34,873)	(35,307)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from postpetition senior credit facility	1,850	309,019	—	—
Payment of postpetition senior credit facility	(310,869)	—	—	—
Payment of prepetition senior credit facility	—	(305,814)	—	—
Proceeds from issuance of senior secured notes	301,593	—	—	—
Proceeds from convertible notes	—	140,000	—	—
Payment of debtor-in-possession borrowing	—	(25,000)	—	—
Debtor in possession borrowing	—	—	21,467	—
Increase in revolving credit advance	15,000	—	49,315	78,444
Decrease in revolving credit advance	(15,000)	(71,659)	(53,000)	—
Deferred financing fees	(10,868)	—	—	—
Credit facility amendment fees	—	—	(10,797)	—
Other	(82)	65	45	(1,231)

Net cash provided by (used in) financing activities	(18,376)	46,611	7,030	77,213

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,881)	23,826	(67,155)	32,741
CASH AND CASH EQUIVALENTS—Beginning of period	80,347	56,521	123,676	90,935

CASH AND CASH EQUIVALENTS—End of period	$78,466	$80,347	$56,521	$123,676

Supplemental cash flow information:
Cash paid for interest	$12,875	$9,393	$41,051	$43,499
Cash paid (received) for income taxes	199	(826)	777	2,231
Cash paid for capital leases	329	66	493	200
Non-cash transactions:
Purchases of property, plant and equipment in accounts payable	$6,291	$—	$1,401	$5,115
Issuance of warrants	—	6,618	4,655	—
Exercise of warrants	—	—	3,985	—
Financing fees related to the DIP credit facility	—	—	3,533	—
Conversion of convertible notes	393,072	—	—	—

See notes to consolidated financial statements.

ACCURIDE CORPORATION
For the periods January 1, 2010 to February 26, 2010 (Predecessor), for the period February 26, 2010 to December 31, 2010 (Successor), and
for the years ended December 31, 2009, and 2008 (Predecessor)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands unless otherwise noted, except share and per share data)

Note 1—Summary of Significant Accounting Policies

        Basis of Consolidation—The accompanying consolidated financial statements include the accounts of Accuride Corporation (the "Company") and its wholly-owned subsidiaries, including Accuride Canada, Inc. ("Accuride Canada"), Accuride Erie L.P. ("Accuride Erie"), Accuride de Mexico, S.A. de C.V. ("AdM"), AOT, Inc. ("AOT"), and Transportation Technologies Industries, Inc. ("TTI"). TTI's subsidiaries include Bostrom Seating, Inc. ("Bostrom"), Brillion Iron Works, Inc. ("Brillion"), Fabco Automotive Corporation ("Fabco"), Gunite Corporation ("Gunite"), and Imperial Group, L.P. ("Imperial"). All significant intercompany transactions have been eliminated. We announced a sale on January 31, 2011, of substantially all of the assets and business of our Bostrom Seating subsidiary to a subsidiary of Commercial Vehicle Group, Inc.

        Bankruptcy Filing—On October 8, 2009, Accuride and its domestic subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). Prior to filing for bankruptcy, we were in default under our prepetition senior credit facility and the indenture governing our prepetition senior subordinated notes due to our failure to comply with certain financial covenants in the prepetition senior credit facility and to make the $11.7 million interest payment due August 3, 2009 on our prepetition senior subordinated notes. Beginning in July 2009, we entered into a series of amendments and temporary waivers with our senior lenders and forbearances with our prepetition noteholders related to these defaults, which prevented acceleration of the indebtedness outstanding under these debt instruments and enabled us to negotiate a financial reorganization to be implemented through the bankruptcy process with these key constituents prior to our bankruptcy filing. On October 7, 2009, we entered into restructuring support agreements with the holders of approximately 57% of the principal amount of the loans outstanding under our prepetition senior credit facility and the holders of approximately 70% of the principal amount of our prepetition senior subordinated notes, pursuant to which the parties agreed to support a financial reorganization of the Company and its domestic subsidiaries consistent with the terms set forth therein.

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

        Liabilities Subject to Compromise—As a result of the Chapter 11 filing, the payment of prepetition indebtedness was subject to compromise or other treatment under the Debtors' plan of reorganization. Generally, actions to enforce or otherwise effect payment of prepetition liabilities were stayed.

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

        Undisputed postpetition claims in the ordinary course of business were paid. In addition, the Debtors may have rejected prepetition executory contracts and unexpired leases with respect to the Debtors' operations, with the approval of the Court. Damages resulting from rejection of executory contracts and unexpired leases are treated as general unsecured claims and were classified as liabilities subject to compromise. On November 3, 2009, the Court established November 30, 2009 as the bar date. The bar date is the date by which claims against the Debtors arising prior to the Debtors' Chapter 11 filings must be filed if the claimants wish to receive any distribution in the Chapter 11 cases. On November 9, 2009, the Debtors commenced notification, including publication, to all known actual and potential creditors informing them of the bar date and the required procedures with respect to the filing of proofs of claim with the Court.

        Liabilities subject to compromise consisted of the following:

December 31, 2009
Debt	$275,000
Accrued interest	15,976
Accounts payable	7,978
Executory contracts and leases	3,160

Liabilities subject to compromise	$302,114

        On the Effective Date of our Plan of Reorganization, the debt and accrued interest was cancelled. The subordinated senior note holders received 9.8 million shares of our postpetition Common Stock and the accounts payable liabilities were subsequently paid in cash.

        Reorganization Items—Reorganization items such as certain revenues, expenses such as professional fees directly related to the process of reorganizing the Debtors under Chapter 11, realized gains and losses, and provisions for losses resulting from the reorganization and restructuring of the business are separately disclosed. Professional fees directly related to the reorganization include fees associated with advisors to the Debtors, unsecured creditors and secured creditors. From October 8, 2009 through December 31, 2009, approximately $5.6 million of professional fees were paid. Reorganization income (expense) recognized for the year ended December 31, 2009 and for the period January 1, 2010 to February 26, 2010 consists of the following:

	Predecessor
(In thousands)	Period from January 1 to February 26, 2010	Year Ended December 31, 2009
Debt discharge—Senior subordinate notes and interest	$252,798	$—
Market valuation of $140 million convertible notes	(155,094)	—
Professional fees	(25,030)	(10,829)
Market valuation of warrants issued	(6,618)	—
Deferred financing fees	(3,847)	(3,550)
Term loan facility discount	(2,974)	—
Other	76	—

Total	$59,311	$(14,379)

        Fresh-Start Reporting—Upon our emergence from Chapter 11 bankruptcy proceedings, we adopted fresh-start accounting in accordance with the provisions of Accounting Standards Codification ("ASC") 852, Reorganizations, pursuant to which the midpoint of the range of our reorganization value of $563 million was allocated to our assets and liabilities in conformity with the procedures specified by ASC 805, Business Combinations. We adopted fresh-start accounting for all of subsidiaries, although our foreign subsidiaries did not file for bankruptcy protection in their jurisdictions.

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

        As a result of the adoption of fresh-start reporting, our consolidated balance sheets and consolidated statements of operations subsequent to February 26, 2010, will not be comparable in many respects to our consolidated balance sheets and consolidated statements of operations prior to February 26, 2010. References to "Successor Company" refer to the Company after February 26, 2010, after giving effect to the application of fresh-start reporting. References to "Predecessor Company" refer to the Company on or prior to February 26, 2010.

        The effects of the Plan of Reorganization and fresh-start reporting on the Company's consolidated balance sheet as of February 26, 2010 are as follows:

	Fresh-Start Adjustments
	Predecessor	Debt Discharge and Issuance(a)	Reinstatement of Liabilities(b)	Revaluation of Assets and Liabilities(c)	Successor
	(in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$34,880	$45,467	$—	$—	$80,347
Customer receivables, net	73,636	—	—	—	73,636
Other receivables	8,498	—	—	—	8,498
Inventories	56,639	—	—	3,028	59,667
Deferred income taxes	4,371	—	—	(1,836)	2,535
Income tax receivable	720	—	—	—	720
Prepaid expenses and other current assets	20,518	—	—	(16,439)	4,079

Total current assets	199,262	45,467	—	(15,247)	229,482
PROPERTY, PLANT AND EQUIPMENT, net	224,270	—	—	31,425	255,695
OTHER ASSETS:
Goodwill	127,474	—	—	50,098	177,572
Other intangible assets, net	88,409	—	—	135,991	224,400
Deferred financing fees, net	3,847	(3,847)	—	—	—
Other	22,221	66	—	(4,190)	18,097

TOTAL	$665,483	$41,686	$—	$198,077	$905,246

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES
Accounts Payable	$57,074	$—	$7,978	$—	$65,052
Accrued payroll and compensation	18,058	—	—	—	18,058
Accrued interest payable	242	—	—	—	242
Debt	399,500	(399,500)	—	—	—
Accrued and other liabilities	27,044	(1,012)	346	(840)	25,538

Total current liabilities	501,918	(400,512)	8,324	(840)	108,890
LONG-TERM DEBT	—	604,113	—	—	604,113
DEFERRED INCOME TAXES	14,274	—	—	11,305	25,579
NON-CURRENT INCOME TAXES PAYABLE	7,914	—	—	—	7,914
OTHER POSTRETIREMENT BENEFIT PLAN LIABILITY	61,037	—	—	12,033	73,070
PENSION BENEFIT PLAN LIABILITY	35,915	—	—	(959)	34,956
OTHER LIABILITIES	4,108	6,542	2,814	(1,774)	11,690
LIABILITIES SUBJECT TO COMPROMISE	302,114	(290,976)	(11,138)	—	—
STOCKHOLDERS' EQUITY (DEFICIENCY):
Common stock and Additional Paid-in-Capital	268,590	38,178	—	(267,734)	39,034
Treasury stock	(751)	—	—	751	—
Accumulated other comprehensive loss	(48,376)	—	—	48,376	—
Retained earnings (deficiency)	(481,260)	84,341	—	396,919	—

Total stockholders' equity (deficiency)	(261,797)	122,519	—	178,312	39,034

TOTAL	$665,483	$41,686	$—	$198,077	$905,246

(a)
Included in the debt discharge and issuance is the receipt of the $140 million aggregate principal amount of convertible notes, which was used to pay off the $71.1 million of Last-Out-Loans under our prepetition senior credit facility and our DIP facility of $25.0 million. The net gain recognized is a result of the discharge of our prepetition senior subordinated notes of $275.0 million along with interest of $16.0 million being partially offset by the issuance of the convertible notes and the corresponding equity received from the Plan of Reorganization.

(b)
The liabilities subject to compromise other than debt were reinstated to the appropriate liability classification as part of the Plan of Reorganization.

(c)
The allocations of fair value were based upon valuation information and other studies that were completed during the fourth quarter of 2010 and discussed below.

Fresh-Start Reporting Adjustments

        In applying fresh-start reporting, we applied ASC 805, Business Combinations, and recorded our assets and liabilities at fair value on February 26, 2010. These fresh-start adjustments were finalized during the fourth quarter of 2010. Aside from the assets and liabilities that already represented fair value on our consolidated balance sheet, the significant assumptions related to the valuations of our assets and liabilities that were revalued in connection with fresh-start reporting are subsequently discussed.

Inventory

        We recorded inventories at their fair value of $59.7 million, which was an increase of $3.0 million. Historically, our inventories were stated at the lower of cost or market on a first-in, first-out ("FIFO") basis. The fair value valuation was determined based on the estimated selling price less costs to sell for finished goods and work-in-process, which also considered costs to completion. Raw material values were based on replacement cost. The increase of fair value over our stated values was amortized during 2010 as a component of cost of goods sold.

Supplies

        At emergence the Successor Company adopted a supplies accounting policy that requires capitalization of critical supplies that are above a threshold limit with subsequent amortization over their useful lives. Supplies purchased that are valued below the threshold limit will be immediately recognized as an expense in our consolidated statements of operations. Approximately $16.4 million of supplies for our Predecessor Company were removed from other current assets and $2.6 million were added to other non-current assets, which represented the fair value of the supplies that met the requirements of the accounting policy.

Property, Plant and Equipment

        We recorded property, plant and equipment which includes land, land improvements, buildings, machinery and equipment, and construction in progress at its fair value of $255.7 million. Fair value was based on the highest and best use of specific properties. Specific approaches by asset class are as follows:

  •
  Land and land improvement values were determined based on the sales comparison approach, which considers the value of the land parcels if vacant. In the sales comparison approach, comparable land sales and listing in each property's geographic area were obtained and compared to the property being valued, focusing most heavily on recent sales of similar size, location, and zoning.

  •
  The buildings and building improvements were valued using a direct cost method whereby the replacement cost was estimated based on building class using square foot costs. An estimate of physical deterioration as well as functional and external obsolescence was then applied to arrive at a final fair value.

  •
  Machinery and equipment were valued on a continued-use basis. Using the indirect method of the cost approach, the replacement cost was indexed according to the historical cost, with allowances for physical deterioration as well as functional and external obsolescence to arrive at a final fair value. Construction in progress was reported using original cost basis.

Other intangible assets

        We recorded other intangible assets of $224.4 million at their fair values. The following is a summary of and approaches used to determine the fair value of our significant intangible assets:

  •
  Trade names and technology were valued at $34.1 million and $40.4 million, respectively, which was determined using the relief from royalty method, which capitalizes the cost savings associated with owning, rather than licensing the trade names and technology. Other significant considerations include revenues applicable to the trade names and technology with a declining obsolescence factor for technology, useful life, royalty rates, income tax rates, discount rates, and the tax benefits from amortization expense.

  •
  Customer relationships were valued at $149.9 million using the multi-period excess earnings approach, which is a form of the income approach. This method is based on the concept that cash flows attributable to the assets are available after deducting the costs associated with the business as well as the return on assets employed in the generation of the cash flows. Significant considerations include cash flows from existing customer relationships, estimating contributory asset charges and required rates of return on tangible and intangible assets, the tax amortization benefit, and discount rates.

Goodwill

        We recorded Goodwill of $177.6 million upon application of fresh-start reporting. When applying fresh-start reporting, the difference between the business enterprise value and the fair value of our assets and liabilities gives rise to goodwill, which is a residual.

Deferred Income Taxes

        We recorded deferred income tax assets and liabilities of $2.5 million and $25.6 million, respectively, for temporary differences resulting from applying fresh start reporting.

Debt

        We recorded our long-term debt at their total fair value of $604.1 million, which had two major components, as follows:

  •
  The senior credit facility of $309.0 million.

  •
  The $140 million aggregate principal amount of convertible notes was recorded at fair value of $124.2 million and its embedded conversion option at $170.9 million. The fair values related to the convertible notes and the embedded conversion option considered several factors, such as the price of our Common Stock, volatility, the risk-free rate, and credit spreads. Also significant are the coupon interest rate, the rate of conversion of the notes into shares of our Common Stock, and the term of the instrument.

Pensions and Other Postretirement Benefit Plan Liabilities, current and non-current

        We recorded pensions of $35.0 million and other postretirement benefit plan liabilities of $73.1 million, which includes the actuarial measurement of all of our benefit plans. These liabilities increased by $11.1 million compared to the Predecessor's valuations due to changes in the market value of our assets and liabilities, eliminating accumulated other comprehensive income, and revised discount rates, which declined between 75 and 100 basis points from the Predecessor's valuations.

Stockholder's Equity (Deficiency)

        The changes to our Stockholder's Equity (Deficiency) reflect our recapitalization using $563 million, which is the midpoint of the range of our enterprise valuations in our Plan of Reorganization and the application of fresh-start reporting. Also included is the elimination of our Predecessor Common Stock, Treasury Stock, Accumulated Other Comprehensive Loss, and Accumulated Deficiency.

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

        Cash and Cash Equivalents—Cash and cash equivalents include all highly liquid investments with original maturities of three months or less. The carrying value of these investments approximates fair value due to their short maturity. Included in other assets at December 31, 2009, is restricted cash of $15.6 million related to drawn letters of credit.

        Inventories—Inventories are stated at the lower of cost or market. Cost for substantially all inventories is determined by the first-in, first-out method ("FIFO"). We review inventory on hand and write down excess and obsolete inventory based on our assessment of future demand and historical experience. We also recognize abnormal items as current-period charges. Fixed production overhead costs are based on the normal capacity of the production facilities. As a result of our fresh-start accounting analysis, our valuation for inventories was approximately $3.0 million higher than the lower of cost or market on February 26, 2010. That value was amortized during 2010 and recognized as a component of cost of goods sold.

        Supplies—For the Successor Company, critical supplies are recorded at cost and depreciated over their useful lives. For supplies valued below threshold, we immediately recognize as expense in our statements of operations.

        Property, Plant and Equipment—Property, plant and equipment are recorded at cost and are depreciated using the straight-line method over their expected useful lives. Generally, buildings and improvements have useful lives of 15-30 years, and factory machinery and equipment have useful lives of 10 years. As a result of the fresh-start accounting analysis, our property, plant, and equipment was adjusted to fair value at February 26, 2010.

        Deferred Financing Costs—Costs incurred in connection with the ABL Credit Agreement and issuance of our senior secured notes (see Note 6) were originally deferred and are being amortized over the life of the related debt using the effective interest method. Deferred financing costs related to prepetition senior subordinated debt that was subject to compromise were recognized as reorganization items during the year ended December 31, 2009. Debt issuance costs and discounts on prepetition senior debt were removed as part of our fresh start valuation, settlement of prepetition debt and issuance of postpetition debt.

        Goodwill—Goodwill represents the excess of the reorganization value of the Successor Company over the fair value of net tangible assets and identifiable assets and liabilities resulting from the application of ASC 852. See Note 4 for further discussion.

        Intangible Assets—Identifiable intangible assets consist of trade names, technology and customer relationships. Indefinite lived intangibles assets (trade names) are not amortized. The lives for the definite-lived intangibles assets are reviewed annually to ensure recoverability when events or changes in economic circumstances indicate the carrying amount of such assets may not be recoverable. As a result of the fresh-start accounting analysis, our intangible assets were established at fair value on February 26, 2010. See Note 4 for further discussion.

        Impairment—We evaluate our long-lived assets to be held and used and our amortizing intangible assets for impairment when events or changes in economic circumstances indicate the carrying amount of such assets may not be recoverable. Impairment is determined by comparison of the carrying amount of the asset to the undiscounted net cash flows expected to be generated by the related asset group. Long-lived assets to be disposed of are carried at the lower of cost or fair value less the costs of disposal.

        Goodwill and our indefinite lived intangible assets (trade names) are reviewed for impairment annually or more frequently if impairment indicators exist. Impairment is determined for trade names by comparison of the carrying amount to the fair value, which is determined using an income approach (relief from royalty method). Impairment is determined for goodwill using the two-step approach. The first step is the estimation of fair value of each reporting unit, which is compared to the carrying value. If step one indicates that impairment potentially exists, the second step is performed to measure the amount of impairment, if any. Goodwill impairment exists when the implied fair value of goodwill is less than its carrying value.

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

        Income Taxes—Deferred tax assets and liabilities are computed based on differences between financial statement and income tax bases of assets and liabilities using enacted income tax rates. Deferred income tax expense or benefit is based on the change in deferred tax assets and liabilities from period to period, subject to an ongoing assessment of realization of deferred tax assets. Management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets, liabilities and any valuation allowance recorded against the deferred tax assets. We evaluate quarterly the realizability of our deferred tax assets by assessing the valuation allowance and adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are our forecast of taxable income and the availability of tax planning strategies that can be implemented to realize deferred tax assets. We have concluded that we will more than likely not realize the benefits of certain deferred tax assets, totaling $33.1 million, for which we have provided a valuation allowance. See Note 9 for a discussion of valuation allowances.

        Research and Development Costs—Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred and are reported as a component of operating expenses in the consolidated statements of operations. For the period January 1, 2010 to February 26, 2010 and for the period February 26, 2010 to December 31, 2010 we expensed $1.2 million and $5.9 million, respectively. The amounts expensed in the years ended December 31, 2009 and 2008 totaled $6.8 million and $10.9 million, respectively.

        Foreign Currency—The assets and liabilities of Accuride Canada and AdM that are receivable or payable in cash are converted at current exchange rates, and inventories and other non-monetary assets and liabilities are converted at historical rates. Revenues and expenses are converted at average rates in effect for the period. The functional currencies of Accuride Canada and AdM have been determined to be the U.S. dollar. Accordingly, gains and losses resulting from conversion of such amounts, as well as gains and losses on foreign currency transactions, are included in operating results as "Other income (loss), net." We had an aggregate foreign currency gain of $7.1 million for the year ended December 31, 2009. For the period February 26, 2010 to December 31, 2010 and for the year ended December 31, 2008 we had aggregate foreign currency losses of $0.7 million and $5.2 million, respectively.

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

        Derivative Financial Instruments—We periodically use derivative instruments to manage exposure to foreign currency, commodity prices, and interest rate risks. We do not enter into derivative financial instruments for trading or speculative purposes. The derivative instruments used by us include interest rate, foreign exchange, and commodity price instruments. All derivative instruments are recognized on the consolidated balance sheet at their estimated fair value. As of December 31, 2010, there were no derivatives designated as hedges for financial reporting purposes.

        Interest Rate Instruments—From time to time, we use interest rate swap agreements as a means of fixing the interest rate on portions of our floating-rate debt. The interest rate swap agreements were not designated as hedges for financial reporting purposes and were carried in the consolidated financial statements at fair value, with all realized and unrealized gains or losses reflected in current period earnings as a component of interest expense. As of December 31, 2009, we had one interest rate swap agreement to exchange, at specified intervals, the difference between 3.81% from March 2008 through March 2010, and the variable rate interest amounts calculated by reference to the notional principal amount of $125 million. As of December 31, 2009, we had a liability of $1.1 million included in accrued and other liabilities on the consolidated balance sheet. On March 10, 2010 we terminated the swap agreement and paid the outstanding liability.

        Foreign Exchange Instruments—We had no outstanding instruments at December 31, 2010 and 2009.

        Commodity Price Instruments—We periodically use commodity price swap contracts to limit exposure to changes in certain raw material prices. Commodity price instruments, which do not meet the normal purchase exception, are not designated as hedges for financial reporting purposes and, accordingly, are carried in the financial statements at fair value, with realized and unrealized gains and losses reported in current period earnings as a component of "Cost of goods sold." We had no commodity price instruments outstanding at December 31, 2010 and 2009.

        The pre-tax realized and unrealized gains (losses) on our derivative financial instruments for the Predecessor Company for the period from January 1, 2010 to February 26, 2010, and for years ended December 31, 2009 and 2008 recognized in our consolidated statements of operations are as follows:

	Interest Rate Instruments		Foreign Exchange Instruments		Commodity Instruments
	Realized Loss	Unrealized Gain (Loss)	Realized Gain (Loss)	Unrealized Gain (Loss)	Realized Loss	Unrealized Gain
2008	$(1,338)	$(4,362)	$(849)	$843	$(1,001)	$452
2009	(4,968)	4,217	2,396	(843)	—	—
2010	—	—	(50)	—	—	—

        The pre-tax realized losses on our foreign exchange derivative financial instruments for the Successor Company for the period February 26, 2010 to December 31, 2010 was $46.

        Reverse Stock Split—Effective November 18, 2010, Accuride Corporation implemented a one-for-ten reverse stock split of its Common Stock. Unless otherwise indicated, all share amounts and per share data for the Successor Company have been adjusted to reflect this reverse stock split.

        Earnings Per Share—Earnings per share are calculated as net income (loss) divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share are calculated by dividing net income (loss) by this weighted-average number of common shares outstanding plus Common Stock equivalents outstanding during the year. Employee stock options outstanding to acquire 1,566,428 shares in 2009, 1,356,419 shares in 2008, and warrants exercisable for 2,205,882 and 239,003 shares outstanding in 2010 and 2009, respectively, were not included in the computation of diluted earnings per common share because the effect would be anti-dilutive.

		Predecessor
	Successor Period from February 26 to December 31, 2010
		Period from January 1 to February 26, 2010	Years Ended December 31,
			2009	2008
Numerator:
Net income (loss)	$(126,532)	$50,802	$(140,112)	$(328,266)

Denominator:
Basic weighted average shares outstanding	15,670	47,572	39,028	35,538
Effect of dilutive share-based awards	—	—	—	—

Dilutive weighted average shares outstanding	15,670	47,572	39,028	35,538

        The following table summarizes the changes in the Successor's number of common shares from the Effective date to the period ended December 31, 2010:

Period from February 26 to December 31, 2010
Number of common shares outstanding:
Shares outstanding at February 26, 2010	126,295,024
Adjustment for one-for-ten reverse stock split	(113,665,542)
Shares issued—conversion offer	34,600,145

Shares outstanding at December 31, 2010	47,229,627

        Stock Based Compensation—As described in Note 10, we maintain stock-based compensation plans which allow for the issuance of incentive stock options, or ISOs, as defined in section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights ("SARs"), deferred stock, dividend equivalent rights, performance awards and stock payments (referred to collectively as Awards), to officers, our key employees, and to members of the Board of Directors. We recognize compensation expense under the modified prospective method.

New Accounting Pronouncements

        In January 2010, the FASB issued ASU 2010-6, Improving Disclosures about Fair Value Measurements, which requires interim disclosures regarding significant transfers in and out of Level 1 and Level 2 fair value measurements. Additionally, this ASU requires disclosure for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements. These disclosures are required for fair value measurements that fall in either Level 2 or Level 3. Further, the ASU requires separate presentation of Level 3 activity for the fair value measurements. We adopted the interim disclosure requirements under this standard during the quarter ended March 31, 2010, with the exception of the separate presentation in the Level 3 activity rollforward, which is not effective until fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.

        In December 2010, the FASB issued ASU 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The amendments in this update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples in paragraph 350-20-35-30, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The Company is currently evaluating the impact of adopting this pronouncement.

        In December 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations. The ASU requires public entities to disclose pro forma information for business combinations that occurred in the current reporting period, including revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. Amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.

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

        Restructuring costs are shown below by reportable segment of the Predecessor Company:

	January 1, 2010 to February 26, 2010	Year Ended December 31, 2009
Wheels
Employee severance costs	$—	$606
Pension curtailment	—	—
Lease and other contractual commitments	—	141

Subtotal	—	747
Components
Employee severance costs	186	182
Lease and other contractual commitments	—	3,219

Subtotal	186	3,401
Corporate
Employee severance costs	—	1,037
Impaired investments and other charges	—	—

Subtotal	—	1,037

Total	$186	$5,185

        The $0.2 million restructuring expenses recognized in the period January 1, 2010 to February 26, 2010 was recorded as a component of cost of goods sold. Of the $5.2 million restructuring expenses recorded in 2009, $4.2 million was recorded in cost of goods sold and the remaining $1.0 million was recorded in selling, general, and administrative operating expenses.

        The following is a reconciliation of the beginning and ending restructuring reserve balances at December 31, 2009 and December 31, 2010:

	Employee Severance Costs	Lease and Other Contractual Costs	Total
Balance January 1, 2009	$4,281	$—	$4,281
Costs incurred and charged to operating expenses	1,037	—	1,037
Costs incurred and charged to cost of goods sold	788	3,360	4,148
Adjustments(1)	—	59	59
Costs paid or otherwise settled	(5,420)	(259)	(5,679)

Balance at December 31, 2009	$686	$3,160	$3,846
Costs incurred and charged to operating expenses	—	—	—
Costs incurred and charged to cost of goods sold	186	—	186
Adjustments(1)	—	9	9
Costs paid or otherwise settled	(293)	—	(293)

Balance at February 26, 2010	$579	$3,169	$3,748
Costs incurred and charged to operating expenses	109	—	109
Costs incurred and charged to cost of goods sold	46	—	46
Adjustments(1)	—	(2,449)	(2,449)
Costs paid or otherwise settled	(734)	(720)	(1,454)

Balance at December 31, 2010	$—	$—	$—

(1)
Represents accretion of interest on discounted restructuring liabilities and reduction in liability due to settlement agreement.

Note 3—Inventories

        Inventories at December 31, 2010 and 2009, on a FIFO basis, were as follows:

	Successor	Predecessor
	December 31, 2010	December 31, 2009
Raw materials	$15,447	$14,432
Work in process	14,096	15,566
Finished manufactured goods	26,275	20,744

Total inventories	$55,818	$50,742

        Due to adoption of fresh-start reporting, inventories increased $3.0 million to reflect the increase in fair value over our normal valuation of inventories, which are stated at the lower of cost or market. The $3.0 million was amortized during 2010 as a component of cost of goods sold.

Note 4—Goodwill and Other Intangible Assets

        As a result of finalizing our impairment testing for 2008, the Predecessor Company recognized goodwill and other intangible asset impairment charges of $250.5 million and $26.6 million, respectively, during 2008. Similarly, we recognized other intangible asset impairment charges of $3.3 million during

2009. Such charges are non-cash and did not affect our liquidity, tangible equity or debt covenant ratios.

        The carrying amounts of goodwill for each of the two years ended December 31, 2009 by reportable segment are, as follows:

(in thousands)	Wheels	Components	Other	Corporate	Total
Balance as of January 1, 2008	$123,199	$243,915	$11,690	$—	$378,804
Impairment losses	—	(243,915)	(7,415)	—	(251,330)

Balance as of December 31, 2008	$123,199	$—	$4,275	$—	$127,474
Balance as of December 31, 2009	$123,199	$—	$4,275	$—	$127,474

        For the Successor Company, the allocations of fair value to our reporting units were based upon fair value information that was completed during the fourth quarter of 2010. The following represents the carrying amount of goodwill, on a reportable segment basis, for the period February 26, 2010 to December 31, 2010:

	Wheels	Components	Other	Corporate	Total
Balance as of December 31, 2010	$97,127	$67,253	$13,192	$—	$177,572

        The changes in the carrying amount of other intangible assets for the two years ended December 31, 2008 and 2009, and for the period January 1, 2010 to February 26, 2010 by reportable segment for the Predecessor Company, are as follows:

	Components	Other	Corporate	Total
Balance as of January 1, 2008	$118,423	$9,860	$587	$128,870
Additions	—	—	560	560
Amortization	(4,426)	(385)	(587)	(5,398)
Impairment losses	(23,270)	(3,280)	—	(26,550)

Balance as of December 31, 2008	$90,727	$6,195	$560	$97,482
Amortization	(4,352)	(383)	(187)	(4,922)
Impairment losses	(3,330)	—	—	(3,330)

Balance as of December 31, 2009	$83,045	$5,812	$373	$89,230
Amortization	(726)	(64)	(31)	(821)

Balance as of February 26, 2010	$82,319	$5,748	$342	$88,409

        At February 26, 2010, the fair values for intangible assets for the Successor Company includes $40,400 of technology which will be amortized over 15 years, $149,900 of customer relationships which will be amortized over 20 years and $34,100 of trade names that are not subject to amortization. None of these items are deductible for income tax purposes.

        The changes in the carrying amount of other intangible assets for the period February 26, 2010 to December 31, 2010 by reportable segment for the Successor Company, are as follows:

	Wheels	Components	Other	Total
Balance as of February 26, 2010	$149,300	$47,400	$27,700	$224,400
Sale of assets	—	—	(3,288)	(3,288)
Amortization	(5,572)	(1,782)	(1,102)	(8,456)

Balance as of December 31, 2010	$143,728	$45,618	$23,310	$212,656

        The summary of goodwill and other intangible assets is as follows:

					Predecessor
		Successor

		As of December 31, 2010			As of December 31, 2009
	Weighted Average Useful Lives
		Gross Amount	Accumulated Amortization	Carrying Amount	Gross Amount	Accumulated Amortization & Impairment	Carrying Amount
Goodwill	—	$177,572	$—	$177,572	$378,804	$251,330	$127,474

Other intangible assets:
Non-compete agreements	3.0	$—	$—	$—	$3,160	$2,787	$373
Trade names	—	34,100	—	34,100	38,080	30,980	7,100
Technology	10.0	40,018	2,240	37,778	33,540	11,279	22,261
Customer relationships	20.0	146,994	6,216	140,778	71,500	12,004	59,496

		$221,112	$8,456	$212,656	$146,280	$57,050	$89,230

        We estimate that aggregate intangible asset amortization expense for the Successor Company will be approximately $11,240 in 2011 through 2015.

Note 5—Property, Plant and Equipment

        Property, plant and equipment at December 31, 2010 and 2009 consist of the following:

	Successor 2010	Predecessor 2009
Land and land improvements	$18,967	$22,191
Buildings	39,885	100,560
Machinery and equipment	215,537	587,541

Property, plant and equipment, gross	274,389	710,292
Less: accumulated depreciation	33,337	480,765

Property, plant and equipment, net	$241,052	$229,527

        Depreciation expense for the periods February 26 to December 31, 2010 and January 1 to February 26, 2010 was $35.3 million and $6.7 million, respectively. Depreciation expense for the years ended December 31, 2009 and 2008 was $47.4 million and $40.6 million, respectively. In 2008, we recorded a $4.3 million impairment of certain assets in our Piedmont, Alabama facility as a result of a discontinuation of a certain product line.

Note 6—Debt

        Debt at December 31, 2010 and 2009 consists of the following:

	Successor	Predecessor
	December 31, 2010	December 31, 2009
	Debt	Subject to Compromise	Debt
Term Facility—Non-related Parties	$—	$—	$224,560
Term Facility—Related Party Last-Out Loans	—	—	79,486
9.5% Senior Secured Notes, net of discount	302,031	—	—
7.5% Senior Subordinated Notes	—	275,000	—
Revolving Credit Facility	—	—	71,659
Term Facility Discount	—	—	(3,233)
Debtors-In-Possession ("DIP") Facility	—	—	25,000

Total	$302,031	$275,000	$397,472

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

        On the Effective Date of the Plan of Reorganization, the Sun Warrant, the Preferred Share and the prepetition common stock held by Sun Capital and all related registration rights were all cancelled, and the directors appointed by Sun Capital resigned from the Board. In addition, (i) Sun Capital received 630,317 shares of pre reserve-split postpetition common stock, (ii) 3,475,790 Warrants (iii) the $70.1 million of Last-Out Loans held by Sun Capital were paid in full, and (iv) we paid $1.65 million of fees and expenses incurred by Sun Capital under the prepetition senior credit facility. In addition, to the extent the sale price of the loans is less than 98% of their par value, Accuride agreed to pay the difference between 98% of par value and the sale price, up to a maximum payment equal to 7% of the par value.

        Pursuant to the Plan of Reorganization, as of the Effective Date, our new capital structure consisted of the following:

  •
  Postpetition Senior Credit Facility—On the Effective Date of the Plan of Reorganization, we entered into the fifth amendment and restatement to our prepetition senior credit facility (the "postpetition senior credit facility"). As of the Effective Date, under our postpetition senior credit facility Accuride had outstanding term loans of $287.0 million and outstanding letters of credit in the stated amount of $2.0 million and Accuride Canada Inc. had outstanding term loans of $22.0 million. The interest rate for all loans was, at our option, LIBOR + 6.75% (with a LIBOR floor of 3.00%) or Base Rate + 5.75% (with a Base Rate floor of 4.00%). The maturity for all loans and reimbursements of draws under the letters of credit was June 30, 2013.

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

  •
  7.5% Senior Convertible Notes—On the Effective Date of the Plan of Reorganization, we issued $140.0 million aggregate principal amount of convertible notes. The first six semi-annual interest payments on the convertible notes were specified to be PIK interest. Thereafter, beginning on August 26, 2013, interest on the convertible notes was to be paid in cash.

    The convertible notes were convertible into Common Stock of the Company at any time beginning on the Effective Date until the second business day preceding maturity, at an initial conversion rate of 133.3333 shares per $1,000 principal amount of notes (equivalent to an initial conversion price of $7.50 per share of Common Stock). The conversion rate was subject to customary adjustments and was adjusted to account for PIK interest. The adjustment to the conversion rate for convertible notes issued as PIK interest served to prevent the convertible notes outstanding immediately prior to the PIK interest payment from being diluted by the notes paid as PIK interest.

    On August 26, 2010, we made a PIK interest payment with respect to the convertible notes by increasing the principal amount of the notes by $5,250. Pursuant to the terms of the indenture governing the convertible notes, the conversion rate of the convertible notes was adjusted to 140.7234 shares per $1,000 principal amount of notes (equivalent to a conversion price of $7.10 per share of Common Stock).

    The embedded conversion option was bifurcated and accounted for separately from the convertible debt. The conversion option was recorded at fair value and presented with the convertible notes on the consolidated balance sheet. Each period, the conversion option was recorded at fair value with the corresponding non-cash gain or loss recognized in our consolidated statements of operations as a component of other income (expense).

    On October 6, 2010, we announced that our Board of Directors approved a conversion offer for all of the outstanding convertible notes and a 1-for-10 reverse stock split of the Company's Common Stock. On October 22, 2010, the Company commenced the conversion offer and on November 4, 2010, we announced our intention to amend certain terms of the conversion offer. In the conversion offer, holders of the Company's 7.5% senior convertible notes elected to convert their convertible notes into post-split shares of the Company's Common Stock at an increased conversion rate of 238.2119 post-split shares per $1,000 principal amount of convertible notes. The conversion rate represented approximately 98 percent of the total number of shares into which the Company expected the convertible notes would be convertible on

    February 26, 2013, which was the final PIK interest payment date for the convertible notes. The conversion offer was not conditioned on completion of the reverse stock split.

    On November 29, 2010, upon settlement of the conversion offer (and after taking into account cash paid in lieu of the fractional shares that would have otherwise been issuable) (i) we issued 33,606,177 shares of Common Stock to holders participating in the conversion offer upon conversion of $141,077 aggregate principal amount of convertible notes accepted for conversion by the Company, and (ii) the $141,077 aggregate principal amount of convertible notes accepted for conversion was cancelled. As of November 29, 2010, $4,173 aggregate principal amount of convertible notes remained outstanding. Prior to December 31, 2010, the remainder of the convertible notes was accepted for conversion by the Company and 993,968 additional shares of our Common Stock were issued; therefore the remaining principal amount of the convertible notes was cancelled.

    ASC 470 requires the recognition of expense equal to the fair value of securities transferred in excess of the fair value of securities issuable pursuant to the original conversion terms. Related to the conversion offer, we recorded inducement expenses of $166.7 million. This charge represents the fair value of the incremental shares of common stock that were issued as a result of the Conversion Offer over the fair value of the shares of the Common Stock that the convertible note-holders would have otherwise received contractually as of the date of the Conversion Offer.

  •
  Common Stock and Warrants—We issued the following equity securities: (i) 9,800,000 shares of Common Stock to holders of our prepetition senior subordinated notes, on a pro rata basis (ii) 2,500,000 shares of Common Stock to the parties backstopping the rights offering of convertible notes as payment of their backstop fee, (iii) 200,000 shares of Common Stock to holders of our prepetition Common Stock on a pro rata basis, (iv) Warrants to purchase 2,205,882 shares of Common Stock to holders of our prepetition Common Stock on a pro rata basis and (v) 129,488 shares of Common Stock, net of shares withheld for tax purposes, under our Key Executive Incentive Plan. The Warrants are exercisable at $21.00 per share of Common Stock until February 26, 2012, when they expire.

    In accordance with applicable accounting guidance in ASC 815, the Warrants were recorded as a liability at fair value on the Effective Date. Each period, the Warrants will be recorded at fair value with the corresponding non-cash gain or loss recognized in our consolidated statements of operations as a component of other income (expense).

        Also under the Plan of Reorganization, our prepetition Common Stock, all other equity interests in the Company, our prepetition senior subordinated notes and the indenture governing our prepetition senior subordinated notes (other than for the purposes of allowing holders of the notes to receive distributions under the Plan of Reorganization and allowing the trustees to exercise certain rights) were cancelled. The holders of these securities received the distributions described above pursuant to the Plan of Reorganization. All amounts outstanding under the DIP credit facility that we had entered into to provide financing during the pendency of our bankruptcy were paid on the Effective Date and the DIP credit facility was terminated in accordance with its terms.

        On July 29, 2010, we completed an offering, which we refer to as the "Refinancing", of $310.0 million aggregate principal amount of senior secured notes and entered into the ABL Credit Agreement (the "ABL facility"). We used the net proceeds from the offering of the senior secured notes, $15.0 million of borrowings under the ABL facility and cash on hand to refinance our postpetition senior credit facility and to pay related fees and expenses.

  •
  ABL Credit Agreement—In connection with the Refinancing, we entered into a new ABL Credit Facility (the "ABL facility"). The ABL facility is a senior secured asset based revolving credit facility in an aggregate principal amount of up to $75.0 million, with the right, subject to certain conditions, to increase the availability under the facility by up to $25.0 million in the aggregate (for a total aggregate availability of $100.0 million). The four-year ABL facility matures on July 29, 2014 and provides for loans and letters of credit in an aggregate amount up to the amount of the facility, subject to meeting certain borrowing base conditions, with sub-limits of up to $10.0 million for swingline loans and $25.0 million to be available for the issuance of letters of credit. Loans under the ABL facility initially bears interest at an annual rate equal to, at our option, either LIBOR plus 3.75% or Base Rate plus 2.75% subject to changes based on our leverage ratio as defined in the ABL facility.

    We must also pay a commitment fee equal to 0.50% per annum to the lenders under the ABL facility if utilization under the facility exceeds 50.0% of the total commitments under the facility and a commitment fee equal to 0.75% per annum if utilization under the facility is less than or equal to 50.0% of the total commitments under the facility. Customary letter of credit fees are also payable as necessary.

    The obligations under the ABL facility are secured by (i) first-priority liens on substantially all of the Company's accounts receivable and inventories, subject to certain exceptions and permitted liens (the "ABL Priority Collateral") and (ii) second-priority liens on substantially all of the Company's owned real property and tangible and intangible assets other than the ABL Priority Collateral, including all of the outstanding capital stock of our domestic subsidiaries, subject to certain exceptions and permitted liens (the "Notes Priority Collateral").

        As of December 31, 2010, the ABL facility was undrawn.

  •
  9.5% Senior Secured Notes—In connection with the Refinancing, we issued $310.0 million aggregate principal amount of senior secured notes. Under the terms of the indenture governing the senior secured notes, the senior secured notes bear interest at a rate of 9.5% per year, paid semi-annually in February and August, and mature on August 1, 2018. Prior to maturity we may redeem the senior secured notes on the terms set forth in the indenture governing the senior secured notes. The senior secured notes are guaranteed by the Guarantors (see Note 18), and the senior secured notes and the related guarantees are secured by first priority liens on the Notes Priority Collateral and second priority liens on the ABL Priority Collateral. Associated with the issuance of the senior secured notes, we recorded a discount of $8.4 million, which is being amortized over the life of the notes as a component of interest expense.

        Restrictive Debt Covenants.    Our credit documents (the ABL facility and the indentures governing the senior secured notes) contain operating covenants that limit the discretion of management with respect to certain business matters. These covenants place significant restrictions on, among other things, the ability to incur additional debt, to pay dividends, to create liens, to make certain payments and investments and to sell or otherwise dispose of assets and merge or consolidate with other entities. In addition, the ABL facility contains a financial covenant which requires us to maintain a fixed charge coverage ratio during any compliance period, which is anytime when the excess availability is less than or equal to the greater of $10.0 million or 15 percent of the total commitment under the ABL facility. Due to the amount of our excess availability (as calculated under the ABL facility), the Company is not currently in a compliance period and, we do not have to maintain a fixed charge coverage ratio, although this is subject to change.

Note 7—Supplemental Cash Flows Disclosure

        During 2010, 2009, and 2008, we recorded non-cash pension liability adjustments, net of tax, of $8.6 million, $18.7 million, and $20.6 million, respectively, as a component of Other Comprehensive Income.

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

Obligations and Funded Status:

	Pension Benefits			Other Benefits
	Successor	Predecessor		Successor	Predecessor
	Period from February 26 to December 31, 2010	Period from January 1 to February 26, 2010	Year Ended December 31, 2009	Period from February 26 to December 31, 2010	Period from January 1 to February 26, 2010	Year Ended December 31, 2009
Change in benefit obligation:
Benefit obligation—beginning of period	$200,440	$196,313	$164,683	$76,842	$65,065	$54,021
Service cost	1,125	264	1,479	362	60	300
Interest cost	9,910	1,956	11,566	3,771	636	3,662
Actuarial losses	15,270	4,228	21,550	1,579	11,800	9,377
Benefits paid	(10,926)	(2,228)	(16,030)	(3,658)	(803)	(4,165)
Foreign currency exchange rate changes	5,534	(93)	11,642	837	(15)	1,835
Plan amendment	498	—	—	—	—	—
Curtailment	—	—	(764)	—	—	(538)
Special termination benefits	—	—	2,187	—	—	—
Incurred retiree drug subsidy reimbursements	—	—	—	105	25	119
Plan participant's contributions	—	—	—	364	74	454

Benefit obligation—end of period	221,851	200,440	196,313	80,202	76,842	65,065

Accumulated benefit obligation	$221,260	$199,939	$195,832	—	—	—
Change in plan assets:
Fair value of assets—beginning of period	166,488	168,233	137,843	—	—	—
Actual return (loss) on plan assets	15,849	(143)	25,998	—	—	—
Employer contribution	8,366	727	7,789	3,295	729	3,711
Plan participant's contribution	—	—	—	363	74	454
Benefits paid	(10,926)	(2,228)	(16,030)	(3,658)	(803)	(4,165)
Foreign currency exchange rate changes	5,440	(101)	12,633	—	—	—

Fair value of assets—end of period	185,217	166,488	168,233	—	—	—

Reconciliation of funded status:
Unfunded status	$(36,634)	$(33,952)	$(28,080)	$(80,202)	$(76,842)	$(65,065)

Amounts recognized in the consolidated balance sheets:
Prepaid benefit cost	$560	$1,004	$7,851	—	—	—
Accrued benefit liability	(37,194)	(34,956)	(35,930)	$(80,202)	$(76,842)	$(65,065)
Accumulated other comprehensive loss (income)	10,476	—	72,530	1,619	—	(18,472)

Net amount recognized	$(26,158)	$(33,952)	$44,451	$(78,583)	$(76,842)	$(83,537)

Amounts expected to be recognized in AOCI in the following fiscal year:
Amortization of net transition (asset)/obligation	$—			$—
Amortization of prior service (credit) cost	44			—
Amortization of net (gain)/loss	—			—

Total amortization	$44			$—

Components of Net Periodic Benefit Cost:

		Predecessor
	Successor
			Years Ended December 31,
	Period from February 26 to December 31, 2010	Period from January 1 to February 26, 2010

Pension Benefits			2009	2008
Service cost-benefits earned during the period	$1,125	$264	$1,479	$3,221
Interest cost on projected benefit obligation	9,910	1,956	11,566	11,281
Expected return on plan assets	(10,301)	(2,204)	(12,347)	(14,575)
Prior service cost (net)	—	51	335	388
Other amortization (net)	—	591	2,424	1,835

Net amount charged to income	$734	$658	$3,457	$2,150
Curtailment charge (gain) and special termination benefits	—	—	3,006	901

Total benefits cost charged to income	$734	$658	$6,463	$3,051

Recognized in other comprehensive income (loss):
Amortization of net transition (asset) obligation	$—	$—	$(17)
Prior service (credit) cost	498	—	—
Amortization of prior service (credit) cost	—	—	(536)
Change in net actuarial (gain) loss	9,978	—	11,411
Amount of net actuarial valuation (gain) loss	—	—	(2,411)

Total (gain) loss recognized in other comprehensive income	$10,476	$—	$8,447

Total (gain) loss recognized in total benefits charged to income and other comprehensive income	$11,210	$658	$14,910

		Predecessor
	Successor
			Years Ended December 31,
	Period from February 26 to December 31, 2010	Period from January 1 to February 26, 2010

Other Benefits			2009	2008
Service cost-benefits earned during the period	$362	$60	$300	$420
Interest cost on projected benefit obligation	3,771	636	3,662	3,626
Prior service cost (net)	—	(262)	(1,573)	(1,409)
Other amortization (net)	—	(1)	(503)	(467)

Net amount charged to income	$4,133	$433	$1,886	$2,170
Curtailment charge (gain) and special termination benefits	—	—	24	—

Total benefits cost charged to income	$4,133	$433	$1,910	$2,170

Recognized in other comprehensive income (loss):
Amortization of net transition (asset) obligation	$—	$—	$—
Prior service (credit) cost	—	—	—
Amortization of prior service (credit) cost	—	—	1,564
Change in net actuarial (gain) loss	1,619	—	9,238
Amount of net actuarial valuation (gain) loss	—	—	503

Total (gain) loss recognized in other comprehensive income	1,619	—	11,305

Total (gain) loss recognized in total benefits charged to income and other comprehensive income	$5,752	$433	$13,215

        During 2009 and 2008, we recorded pre-tax curtailment charge of $2.2 million and $1.1 million, respectively, as a result of a reduction of workforce in our London, Ontario facility.

Actuarial Assumptions:

        Assumptions used to determine benefit obligations were as follows:

	Pension Benefits			Other Benefits
	At February 26, 2010	At December 31,		At February 26, 2010	At December 31,
		2010	2009		2010	2009
Average discount rate	6.00%	5.45%	6.11%	5.99%	5.47%	6.02%
Rate of increase in future compensation levels	3.50%	3.00%	3.50%	N/A	N/A	N/A

        Assumptions used to determine net periodic benefit cost were as follows:

	Pension Benefits			Other Benefits
	At February 26, 2010	At December 31,		At February 26, 2010	At December 31,
		2010	2009		2010	2009
Average discount rate	6.13%	6.01%	7.13%	6.05%	6.00%	6.97%
Rate of increase in future compensation levels	3.50%	3.50%	3.50%	N/A	N/A	3.50%
Expected long-term rate of return on assets	7.36%	7.33%	7.41%	N/A	N/A	N/A

        The expected long-term rate of return on assets is determined primarily by looking at past performance. In addition, management considers the long-term performance characteristics of the asset mix.

        Assumed health care cost trend rates at December 31 were as follows:

	2010	2009
Health care cost trend rate assumed for next year	8.60%	8.00%
Rate to which the cost trend rate is assumed to decline	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2014	2012

        The health care cost trend rate assumption has a significant effect on the amounts reported. A one-percentage point change in assumed health care cost trend rates would have the following effects on 2010:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost	$891	$(639)
Effect on postretirement benefit obligation	$10,237	$(8,488)

Plan Assets:

        Our pension plan weighted-average asset allocations by level within the fair value hierarchy at December 31, 2010, are presented in the table below. Our pension plan assets were accounted for at fair value and are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and their placement within the fair value hierarchy levels. For more information on a description of the fair value hierarchy, see Note 13.

	Level 1	Level 2	Level 3	Total	% of Total
Cash and cash equivalents	$5,796	$—	$—	$5,796	3%
Equity securities:			—
U.S. large-cap	20,028	—	—	20,028	11%
U.S. mid-cap	12,565	—	—	12,565	7%
U.S. small-cap	2,744	—	—	2,744	1%
U.S. indexed	14,665	—	—	14,665	8%
Canadian large-cap	26,929	—	—	26,929	15%
Canadian mid-cap	5,740	—	—	5,740	3%
Canadian small-cap	3,429	—	—	3,429	2%
Large growth	9,095	—	—	9,095	5%
Pooled equities	—	2,597	—	2,597	1%
International markets	9,587	11,743	—	21,330	12%
Fixed income securities:
Government bonds	17,193	—	—	17,193	9%
Corporate bonds	43,106	—	—	43,106	23%

Total assets at fair value	$170,877	$14,340	$—	$185,217	100%

% of fair value hierarchy	92%	8%	—%	100%

        Our pension plan weighted-average asset allocations by level within the fair value hierarchy at December 31, 2009, are presented in the following table:

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

        We believe that the Plans' risk and liquidity posture are, in large part, a function of asset class mix. Our investment committee has reviewed the long-term performance characteristics of various asset classes, focusing on balancing the risks and rewards of market behavior. Based on this and the Plans' time horizon, risk tolerances, performance expectations and asset class preferences, the following strategic asset allocation was derived:

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

        Cash Flows—We expect to contribute approximately $12.6 million to our pension plans and $4.4 million to our other postretirement benefit plans in 2011. Pension and postretirement benefits (which include expected future service) are expected to be paid out of the respective plans as follows:

	Pension Benefits	Other Benefits
2011	$11,111	$4,436
2012	$11,699	$4,611
2013	$12,566	$4,876
2014	$12,035	$5,016
2015	$12,530	$5,116
2016-2020 (in total)	$69,373	$27,792

        Other Plans—We also provide a 401(k) savings plan and a retirement contribution plan for substantially all U.S. salaried employees. Select employees may also participate in the Accuride Executive Retirement Allowance Policy and a supplemental savings plan. Expenses recognized in the periods January 1 to February 26, February 26 to December 31, 2010 and for the full year 2008 were $0.3 million, $1.7 million, and $4.3 million, respectively. No expenses were recognized in 2009.

Note 9—Income Taxes

        For financial reporting purposes, income (loss) before income taxes includes the following components:

		Predecessor
	Successor		Years Ended December 31,
	Period from February 26 to December 31, 2010	Period from January 1 to February 26, 2010
			2009	2008

United States	$(129,969)	$48,206	$(146,995)	$(329,655)
Foreign	5,028	1,062	9,267	(3,209)

Total	$(124,941)	$49,268	$(137,728)	$(332,864)

        The income tax provisions (benefits) are as follows:

		Predecessor
	Successor		Years Ended December 31,
	Period from February 26 to December 31, 2010	Period from January 1 to February 26, 2010
			2009	2008

Current:
Federal	$(600)	$—	$(801)	$248
State	292	—	(82)	152
Foreign	626	—	951	1,266

	318	—	68	1,666
Deferred:
Federal	(1,903)	(11,836)	(43,728)	(40,887)
State	(2,700)	(2,084)	(8,650)	(5,809)
Foreign	430	—	601	(1,235)
Valuation allowance	5,446	12,386	54,093	41,667

	1,273	(1,534)	2,316	(6,264)

Total provision (benefit)	$1,591	$(1,534)	$2,384	$(4,598)

        A reconciliation of the U.S. statutory tax rate to our effective tax rate (benefit) is as follows:

		Predecessor
	Successor		Years Ended December 31,
	Period from February 26 to December 31, 2010	Period from January 1 to February 26, 2010
			2009	2008

Statutory tax rate	(35.0)%	35.0%	(35.0)%	(35.0)%
State and local income taxes	(1.4)	(2.8)	(4.1)	(0.5)
Incremental foreign tax (benefit)	(0.6)	0.8	(1.2)	0.4
Change in valuation allowance	4.4	25.1	39.4	12.5
Foreign subsidiary dividend and undistributed earnings	—	—	1.4	—
Impairment of goodwill	—	—	—	23.4
Change in liability for unrecognized tax benefits	(0.5)	—	(0.4)	—
Reorganization Costs	6.7	(60.1)	3.1	—
Inducement expense	46.7
Mark to market valuation of convertible debt	(21.1)	—	—	—
Other items—net	2.1	(1.1)	(1.5)	(2.2)

Effective tax rate	1.3%	(3.1)%	1.7%	(1.4)%

        Deferred income tax assets and liabilities comprised the following at December 31:

	Successor	Predecessor
	2010	2009
Deferred tax assets:
Postretirement and postemployment benefits	$27,961	$23,070
Accrued liabilities, reserves and other	5,872	7,230
Debt transaction and refinancing costs	2,631	5,968
Inventories	1,956	4,610
Accrued compensation and benefits	4,929	3,922
Worker's compensation	2,715	2,738
Pension benefit	14,878	12,980
State income taxes	1,440	1,440
Tax credits	—	7,227
Indirect effect of unrecognized tax benefits	2,058	1,204
Loss carryforwards	49,753	88,075
Unrealized foreign exchange gain	—	518
Valuation allowance	(33,125)	(114,028)

Total deferred tax assets	81,068	44,954

Deferred tax liabilities:
Asset basis and depreciation	(20,472)	(14,459)
Unrealized foreign exchange gain	—	—
Intangible assets	(80,472)	(41,958)

Total deferred tax liabilities	(100,944)	(56,417)

Net deferred tax asset (liability)	(19,876)	(11,463)
Current deferred tax asset	13,061	2,811

Long-term deferred income tax asset (liability)—net	$(32,937)	$(14,274)

        The Company has recorded a deferred tax asset reflecting a benefit of $108.9 million of federal loss carryforwards and $235.5 million of state loss carryforwards as of December 31, 2010. As a result of the reorganization transaction the company underwent an ownership change that subjects these losses to limitations pursuant to IRS Code Section 382. As a result of this limitation, a portion of the carryforwards may expire before being applied to reduce future income tax liabilities. These deferred tax assets will expire beginning 2012 through 2030. In the current year, we have recorded deferred tax assets for additional state tax credits incurred through 2010, which will expire beginning 2016 through 2024. No net operating loss carryforwards will expire in 2011. At December 31, 2010 the Company made the decision to amend prior years' federal income tax returns to deduct foreign taxes in lieu of utilizing our foreign tax credit thus resulting in an increase in our net operating loss carryforward. Realization of deferred tax assets is dependent upon taxable income within the carryforward periods available under the applicable tax laws. Although realization of deferred tax assets in excess of deferred tax liabilities is not certain, management has concluded that it is more likely than not the Company will realize the full benefit of deferred tax assets in foreign jurisdictions. However, during 2009 and 2010, management has concluded that it is more than likely that we will not realize the full benefit of our U.S. deferred tax assets due to three cumulative years of net losses and changes of management's estimate of future earnings, and recorded a valuation allowance against the amounts that are not likely to be recognized as of 2009 and 2010.

        During 2010, valuation allowances related to state net operating loss carry forwards and credits were increased by $3.3 million, net. This increase was due to changes in management's estimate of future earnings. During 2009, the valuation allowances related to state net operating loss carry forwards were increased by $6.6 million. This increase was due to changes in management's estimate of future earnings.

        No provision has been made for U.S. income taxes related to undistributed earnings of our Canadian foreign subsidiary that we intend to permanently reinvest in order to finance capital improvements and/or expand operations either through the expansion of the current operations or the purchase of new operations. At December 31, 2010, Accuride Canada had $3.1 million of cumulative retained earnings. The Company distributes earnings for the Mexican foreign subsidiary and expects to distribute earnings annually. Therefore, deferred tax liabilities in the amounts of $1.1 million and $1.0 million for 2009 and 2010, respectively, have been established for the undistributed earnings of our Mexican foreign subsidiary.

        A reconciliation of the beginning and ending amounts of unrecognized tax benefits are as follows:

		Predecessor
	Successor
			Years Ended December 31,
	Period from February 26 to December 31, 2010	Period from January 1 to February 26, 2010
			2009	2008
Balance at beginning of the period	$7,060	$7,060	$5,782	$13,050
Additions based on tax positions related to the current year	489	—	—	224
Additions for tax positions of prior years	93	—	2,126	792
Reduction for tax positions of prior years	—	—	(338)	(3,312)
Removal of penalties and interest	—	—	—	(3,892)
Reductions due to lapse of statute of limitations	(1,458)	—	(510)	(846)
Settlements with taxing authorities	—	—	—	(234)

Balance at end of period	$6,184	$7,060	$7,060	$5,782

        The total amount of unrecognized tax benefits that would, if recognized, impact the effective income tax rate was approximately $5.6 million as of December 31, 2010. Also included in the balance of unrecognized tax benefits is $0.6 million of tax benefits that, if recognized, would affect other tax accounts.

        We also recognize accrued interest expense and penalties related to the unrecognized tax benefits as additional tax expense, which is consistent with prior periods. The total amount of accrued interest and penalties was $2.8 million and $1.5 million respectively, as of December 31, 2010. An increase in interest of $0.1 million was recognized in 2010. The total amount of accrued interest and penalties was approximately $2.7 million and $1.6 million, respectively, as of December 31, 2009.

        As of December 31, 2010, we were open to examination in the U.S. federal tax jurisdiction for the 2007-2009 tax years, in Canada for the years of 2002-2009, and in Mexico for the years of 2004-2009. We were also open to examination in various state and local jurisdictions for the 2006-2009 tax years, none of which were individually material. We believe that our accrual for tax liabilities is adequate for all open audit years. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events.

        It is reasonably possible that U.S. federal, state, local, and non-U.S. tax examinations will be settled during the next twelve months. If any of these tax audit settlements do occur within the next twelve months, we would make any necessary adjustments to the accrual for uncertain tax benefits. Until formal resolutions are reached with the tax authorities, the determination of a possible audit settlement range for the impact on uncertain tax benefits is not practicable. On the basis of present information, it is our opinion that any assessments resulting from the current audits will not have a material effect on our consolidated financial statements. The Company does not anticipate significant increases or decreases in its remaining unrecognized tax benefits within the next twelve months.

Note 10—Stock-Based Compensation Plans

Predecessor Company

        2005 Incentive Plan—In connection with the initial public offering in April 2005, we adopted the Accuride Corporation 2005 Incentive Award Plan (the "2005 Incentive Plan"). As of the Effective Date, pursuant to our Plan of Reorganization, the 2005 Incentive Plan was cancelled.

        We account for share-based compensation under applicable accounting standards. Forfeitures are estimated over the vesting period of an award, rather than be recognized as a reduction of compensation expense at the time of the actual forfeiture.

        Stock option and appreciation awards to officers and other key employees under the 2005 Plan had no intrinsic value and were cancelled as of February 26, 2010 pursuant to our Plan of Reorganization. The 391,422 restricted stock units that were unvested at December 31, 2009, became vested on the Effective Date of our Plan of Reorganization and were converted into shares of Common Stock of the Successor Company (see Note 6).

        In determining the estimated fair value of our share-based awards as of the grant date, we used the Black-Scholes option-pricing model with the assumptions illustrated in the table below:

	For the Years Ended December 31,
	2009	2008
Expected Dividend Yield	0.0%	0.0%
Expected Volatility in Stock Price	108.2%	41.3%
Risk-Free Interest Rate	2.5%	3.6%
Expected Life of Stock Awards	6.0 years	6.2 years
Weighted-Average Fair Value at Grant Date	$0.35	$3.26

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

Successor Company

        On May 18, 2010, the Company authorized and granted 182,936 shares of Common Stock for issuance pursuant to individual restricted stock unit agreements with employees of the Company. The awards granted on May 18, 2010 vest in installments of 33%, 33%, and 34% over a three year period on the anniversary date of the grant. On August 3, 2010, the Company authorized and granted 55,790 shares of Common Stock for issuance pursuant to individual restricted stock unit agreements with directors of the Company. The awards granted on August 3, 2010 have vesting dates of March 1, 2011 and March 1, 2014 where 30,429 and 25,361 shares will vest and be issued, respectively. As of December 31, 2010, there was approximately $1.6 million of unrecognized pre-tax compensation expense related to share-based awards not yet vested that will be recognized over a weighted-average period of 1.5 years.

        The table below summarizes Restricted Stock activity for the period February 26 through December 31, 2010:

	Number of RSUs	Weighted Average Grant-date Fair Value	Weighted Average Remaining Vesting Period
RSUs unvested at beginning of period	—	—
Granted	238,726	$13.38
Vested	—	—
Forfeited	(6,359)	13.50

RSUs unvested at end of period	232,367	13.38	1.5 years

RSUs expected to vest	201,649	$13.38	1.5 years

        Compensation expense for share-based compensation programs was recognized as follows:

		Predecessor
	Successor
			Years Ended December 31,
	Period from February 26 to December 31, 2010	Period from January 1 to February 26, 2010
(In thousands)			2009	2008
Share-based compensation expense recognized	$1,101	$—	$333	$2,434

        In August 2010, we adopted the Accuride Corporation 2010 Incentive Award Plan (the "2010 Incentive Plan") and reserved 1,260,000 shares of Common Stock for issuance under the plan, plus such additional shares of Common Stock that the plan administrator deemed necessary to prevent unnecessary dilution upon issuance of shares pursuant to terms of our convertible notes due 2020, up to a maximum number shares of Common Stock such that the total number of shares available for issuance under the 2010 Incentive Plan would not exceed ten percent (10%) of the fully diluted shares outstanding from time to time calculated by adding the total shares issued and outstanding at any given time plus the number of shares issued upon conversion of any of the convertible notes at the time of such conversion. During 2010, we effectively converted all outstanding convertible notes to equity, and we subsequently amended the 2010 Incentive Plan to reserve 3,500,000 shares of Common Stock, for issuance under the 2010 Incentive Plan.

Note 11—Commitments

        We lease certain plant, office space, and equipment for varying periods. Management expects that in the normal course of business, expiring leases will be renewed or replaced by other leases. Purchase commitments related to fixed assets at December 31, 2010 and 2009 totaled $0.8 million and $1.0 million, respectively. Rent expense for the period January 1, 2010 to February 26, 2010, for the period February 26, 2010 to December 31, 2010, and for the years ended December 31, 2009 and 2008 was $1.3 million, $6.7 million, $9.6 million and $9.1 million, respectively. Future minimum lease payments for all non-cancelable operating leases having a remaining term in excess of one year at December 31, 2010, are as follows:

2011	$5,723
2012	3,479
2013	3,036
2014	2,414
2015	1,580
Thereafter	3,821

Total	$20,053

Note 12—Segment Reporting

        Based on our continual monitoring of the long-term economic characteristics, products and production processes, class of customer, and distribution methods of our operating segments, we determined our five operating segments aggregate into three reportable segments: Wheels, Components, and Other. All of our segments design, manufacture and market products to the commercial vehicle industry. The Wheels segment's products consist of wheels for heavy- and medium-duty trucks and commercial trailers. The Components segment's products consist primarily of truck body and chassis parts, wheel-end components and assemblies, and seats. The Other segment's products primarily consist of other commercial vehicle components, including steerable drive axles and gearboxes. We believe this segmentation is appropriate based upon operating decisions and performance assessments by our President and Chief Executive Officer, who we define as our chief operating decision maker. The accounting policies of the reportable segments are the same as described in Note 1, "Significant Accounting Policies".

		Predecessor
	Successor
			Years Ended December 31,
	Period from February 26 to December 31, 2010	Period from January 1 to February 26, 2010
			2009	2008
Net sales:
Wheels	$247,673	$38,379	$238,745	$391,433
Components	358,430	57,233	298,726	492,025
Other	53,826	8,447	32,722	47,951

Consolidated total	$659,929	$104,059	$570,193	$931,409

Operating income (loss):
Wheels	$23,577	$2,663	$14,888	$55,673
Components	(870)	(2,250)	(39,459)	(296,143)
Other	12,563	1,662	4,361	(1,672)
Corporate	(38,127)	(5,188)	(44,885)	(34,501)

Consolidated total	$(2,857)	$(3,113)	$(65,095)	$(276,643)

	Successor	Predecessor
	As of December 31,
	2010	2009
Total assets:
Wheels	$482,175	$265,977
Components	254,378	230,618
Other	49,053	29,997
Corporate	88,444	145,078

Consolidated total	$874,050	$671,670

        Included in operating income (loss) are goodwill and other intangible asset impairments in our Components and Other reportable segments of $267.2 million and $10.7 million, respectively, in 2008 and $3.3 million in our Components reportable segment in 2009.

        Geographic Information—Our operations in the United States, Canada, and Mexico are summarized below:

Successor:
Period from February 26 to December 31, 2010	United States	Canada	Mexico	Eliminations	Combined
Net sales:
Sales to unaffiliated customers—domestic	$541,383	$3,016	$32,493	$—	$576,892
Sales to unaffiliated customers—export	64,028	—	19,009	—	83,037

Total	$605,411	$3,016	$51,502	$—	$659,929

Long-lived assets	$908,043	$42,856	$22,155	$(327,508)	$645,546

Predecessor:
Period from January 1 to February 26, 2010	United States	Canada	Mexico	Eliminations	Combined
Net sales:
Sales to unaffiliated customers—domestic	$84,717	$376	$5,237	$—	$90,330
Sales to unaffiliated customers—export	9,799	—	3,930	—	13,729

Total	$94,516	$376	$9,167	$—	$104,059

Predecessor:
For Year Ended Dec. 31, 2009	United States	Canada	Mexico	Eliminations	Combined
Net sales:
Sales to unaffiliated customers—domestic	$463,338	$3,621	$24,995	$—	$491,954
Sales to unaffiliated customers—export	51,379	—	26,860	—	78,239

Total	$514,717	$3,621	$51,855	$—	$570,193

Long-lived assets	$541,984	$48,831	$7,749	$(126,031)	$472,533

Predecessor:
For Year Ended Dec. 31, 2008	United States	Canada	Mexico	Eliminations	Combined
Net sales:
Sales to unaffiliated customers—domestic	$761,319	$10,553	$43,658	$—	$815,530
Sales to unaffiliated customers—export	102,267	—	13,612	—	115,879

Total	$863,586	$10,553	$57,270	$—	$931,409

Long-lived assets	$569,776	$50,188	$9,003	$(128,176)	$500,791

        The information for each of our geographic regions included sales to each of the three major customers in 2010 that each exceed 10% of total net sales. Sales to those customers are as follows:

	Period from February 26 to December 31, 2010
Successor:	Amount	% of Sales
Customer one	$137,804	20.9%
Customer two	89,843	13.6%
Customer three	80,344	12.2%

	$307,991	46.7%

			Years Ended
	Period from January 1 to February 26, 2010
Predecessor:			2009		2008
	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales
Customer one	$23,359	22.4%	$106,935	18.8%	$149,229	16.0%
Customer two	15,575	15.0%	90,760	15.9%	140,538	15.1%
Customer three	10,775	10.4%	76,826	13.5%	131,047	14.1%

	$49,709	47.8%	$274,521	48.2%	$420,814	45.2%

        Sales by product grouping are as follows:

Successor:	Period from February 26 to December 31, 2010
	Amount	% of Sales
Wheels	$247,673	37.5%
Wheel-end components and assemblies	175,352	26.6%
Truck body and chassis parts	68,726	10.4%
Other components	168,178	25.5%

	$659,929	100%

			Years Ended
	Period from January 1 to February 26, 2010
Predecessor:			2009		2008
	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales
Wheels	$38,379	36.9%	$238,761	41.9%	$391,867	42.1%
Wheel-end components and assemblies	29,804	28.7%	153,713	27.0%	211,915	22.8%
Truck body and chassis parts	12,014	11.5%	72,359	12.7%	111,160	11.9%
Other components	23,862	22.9%	105,360	18.4%	216,467	23.2%

	$104,059	100%	$570,193	100.0%	$931,409	100.0%

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

        The carrying amounts of cash and cash equivalents, trade receivables, and accounts payable approximate fair value because of the relatively short maturity of these instruments. The fair value of debt at December 31, 2010 and 2009 was $335.6 million and $400.9 million, respectively. The carrying amounts and related estimated fair values for our remaining financial instruments as of December 31, 2010 and 2009 are as follows:

		Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
As of December 31, 2010
Liabilities
Postpetition common stock warrants	$3,971	$3,971

		Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
As of December 31, 2009
Liabilities
Prepetition common stock warrants	$76			$76

        Fair values relating to derivative financial instruments reflect the estimated amounts that we would receive or pay to terminate the contracts at the reporting date based on quoted market prices of comparable contracts as of the balance sheet date. Inputs that factor into the valuations for our warrants include the strike price of the warrants, the market price of our Common Stock per share, dividend yield, volatility, risk-free interest rate, and the contractual term of the financial instrument. As of the Emergence Date, the prepetition common stock warrants were cancelled.

        The following table summarizes changes in fair value of our Level 3 assets and (liabilities) for the year ended December 31, 2009 and the periods ended January 1, 2010 to February 26, 2010 and February 26, 2010 to December 31, 2010:

	Marketable Securities	Prepetition Common Stock Warrants	Postpetition Common Stock Warrants	Conversion Option within our Convertible Notes
Balance at January 1, 2009	$5,000	—	—	—
Purchase (issuance) of securities	—	$(4,655)	—	—
Unrealized gain (loss) recognized	—	594	—	—
Realized loss	(1,100)	—	—	—
Net settlements	(3,900)	3,985	—	—

Balance at December 31, 2009	$—	$(76)	—	—
Net settlements	—	76	—	—
Issuance of securities	—	—	$6,618	$170,989

Balance at February 26, 2010	$—	$—	$6,618	$170,989

Transfer out of level 3 hierarchy	—	—	(6,618)	—
Gain	—	—	—	(75,574)
Net settlements upon conversion	—	—	—	(95,415)

Balance at December 31, 2010	$—	$—	$—	$—

        During the year ended December 31, 2009, a $3.3 million charge was recorded to the consolidated statements of operations to recognize the full impairment of certain intangible assets in the Components reportable segment. The fair value of the trade names were primarily determined using Level 3 inputs including management's financial projections related to operating profit margins.

Note 14—Quarterly Data (unaudited)

        The following table sets forth certain quarterly income statement information for the period February 26, 2010 to December 31, 2010, the period January 1, 2010 to February 26, 2010 and for the year ended December 31, 2009:

Successor:	2010
	Period from February 26 to March 31	Q2	Q3	Q4	Total
	(Dollars in thousands, except per share data)
Net sales	$64,914	$195,639	$205,690	$193,686	$659,929
Gross profit	5,600	15,819	21,304	14,171	56,894
Operating expenses	4,366	20,235	14,854	20,296	59,751
Income (loss) from operations	1,234	(4,416)	6,450	(6,125)	(2,857)
Other income (expense) (1)	(54,420)	11,427	28,752	(107,843)	(122,084)
Net income (loss)	(53,028)	6,510	30,851	(110,865)	(126,532)
Basic income (loss) per share	$(4.20)	$0.21	$0.98	$(4.47)	$(8.07)
Diluted loss per share	$(4.20)	$(0.32)	$(0.08)	$(4.47)	$(8.07)

Predecessor:
(Dollars in thousands, except per share data)	Period from January 1 to February 26, 2010
Net sales	$104,059
Gross profit	4,482
Operating expenses	7,595
Loss from operations	(3,113)
Other income (expense) (1)	(6,930)
Reorganization items	59,311
Net income	50,802
Basic income per share	$10.68
Diluted income per share	$10.68

Predecessor:	2009
	Q1	Q2	Q3	Q4	Total
	(Dollars in thousands, except per share data)
Net sales	$143,576	$135,206	$145,209	$146,202	$570,193
Gross profit (loss)	40	(9,021)	1,874	4,805	(2,302)
Operating expenses	12,224	12,490	22,372	12,377	59,463
Impairment charges	—	—	—	3,330	3,330
Loss from operations	(12,184)	(21,511)	(20,498)	(10,902)	(65,095)
Other expense (1)	(17,881)	(14,048)	(14,900)	(11,425)	(58,254)
Reorganization items	—	—	—	(14,379)	(14,379)
Net loss	(31,055)	(36,071)	(33,329)	(39,657)	(140,112)
Basic loss per share	$(0.86)	$(1.00)	$(0.92)	$(0.83)	$(3.59)
Diluted loss per share	$(0.86)	$(1.00)	$(0.92)	$(0.83)	$(3.59)

(1)
Included in other expense are interest income, interest expense, and other income (expense), net. During the first quarter of 2009, we incurred a charge of $5.4 million related to loss on extinguishment of debt.

Note 15—Valuation and Qualifying Accounts

        The following table summarizes the changes in our valuation and qualifying accounts:

	Balance at Beginning of Year	Charges (credits) to Cost and Expenses	Recoveries	Write-Offs	Balance at end of Year
Reserves in accounts receivable:
December 31, 2008	1,461	1,023	59	(800)	1,743
December 31, 2009	1,743	2,152	(106)	(1,460)	2,329

December 31, 2010	2,329	(72)	(36)	(581)	1,640

Note 16—Contingencies

        We are from time to time involved in various legal proceedings of a character normally incident to our business. We do not believe that the outcome of these proceedings will have a material adverse effect on our consolidated financial condition or results of our operations and cash flows.

        In addition to environmental laws that regulate our ongoing operations, we are also subject to environmental remediation liability. Under the federal Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) and analogous state laws, we may be liable as a result of the release or threatened release of hazardous materials into the environment regardless of when the release occurred. We are currently involved in several matters relating to the investigation and/or remediation of locations where we have arranged for the disposal of foundry and other wastes. Such matters include situations in which we have been named or are believed to be potentially responsible parties in connection with the contamination of these sites. Additionally, environmental remediation may be required to address soil and groundwater contamination identified at certain of our facilities.

        As of December 31, 2010, we had an environmental reserve of approximately $1.5 million, related primarily to our foundry operations. This reserve is based on management's review of potential liabilities as well as cost estimates related thereto. The reserve takes into account the benefit of a contractual indemnity given to us by a prior owner of our wheel-end subsidiary. The failure of the indemnitor to fulfill its obligations could result in future costs that may be material. Any expenditures required for us to comply with applicable environmental laws and/or pay for any remediation efforts will not be reduced or otherwise affected by the existence of the environmental reserve. Our environmental reserve may not be adequate to cover our future costs related to the sites associated with the environmental reserve, and any additional costs may have a material adverse effect on our business, results of operations or financial condition. The discovery of additional environmental issues, the modification of existing laws or regulations or the promulgation of new ones, more vigorous enforcement by regulators, the imposition of joint and several liability under CERCLA or analogous state laws, or other unanticipated events could also result in a material adverse effect.

        The Iron and Steel Foundry National Emission Standard for Hazardous Air Pollutants ("NESHAP") was developed pursuant to Section 112(d) of the Clean Air Act and requires major sources of hazardous air pollutants to install controls representative of maximum achievable control technology. Based on currently available information, we do not anticipate material costs regarding ongoing compliance with the NESHAP; however if we are found to be out of compliance with the NESHAP, we could incur liability that could have a material adverse effect on our business, results of operations or financial condition.

        At the Erie, Pennsylvania, facility, we have obtained an environmental insurance policy to provide coverage with respect to certain environmental liabilities. Management does not believe that the outcome of any environmental proceedings will have a material adverse effect on our consolidated financial condition or results of operations.

        As of December 31, 2010, we had approximately 2,927 employees, of which 640 were salaried employees with the remainder paid hourly. Unions represent approximately 1,659 of our employees, which is approximately 57% of our total employees. Each of our unionized facilities has a separate contract with the union that represents the workers employed at such facility. The union contracts expire at various times over the next few years with the exception of our union contract that covers the hourly employees at our Monterrey, Mexico, facility, which expires on an annual basis in January unless otherwise renewed. The 2011 negotiations in Monterrey were successfully completed prior to the expiration of our union contract and the contract at our Elkhart, Indiana facility was extended through April 2012. In 2011, we have contracts expiring at our Brillion and Livermore facilities. We do not anticipate that the outcome of the 2011 negotiations will have a material adverse effect on our operating performance or costs.

 Note 17—Product Warranties

        The Company provides product warranties in conjunction with certain product sales. Generally, sales are accompanied by a 1- to 5-year standard warranty. These warranties cover factors such as non-conformance to specifications and defects in material and workmanship.

        Estimated standard warranty costs are recorded in the period in which the related product sales occur. The warranty liability recorded at each balance sheet date in other current liabilities reflects the estimated number of months of warranty coverage outstanding for products delivered times the average of historical monthly warranty payments, as well as additional amounts for certain major warranty issues that exceed a normal claims level. We have an ongoing product recall campaign related to automatic slack adjusters manufactured by our Gunite business unit, and recognized a charge of $2.3 million in 2010 as a component of operating expenses.

        The following table summarizes product warranty activity recorded for the period February 26, 2010 to December 31, 2010, for the period January 1, 2010 to February 26, 2010 and for the years ended December 31, 2009 and 2008:

		Predecessor
	Successor
			Years Ended December 31,
	Period from February 26 to December 31, 2010	Period from January 1 to February 26, 2010

			2009	2008
Balance—beginning of period	$1,035	$1,054	$998	$2,360
Provision for new warranties	3,400	90	265	178
Payments	(471)	(109)	(209)	(1,540)
Sale of certain assets and liabilities	(263)	—	—	—

Balance—end of period	$3,701	$1,035	$1,054	$998

Note 18—Guarantor and Non-guarantor Financial Statements

        Our senior secured notes are fully and unconditionally guaranteed, on a senior basis, by all of our existing and future domestic subsidiaries ("Guarantor Subsidiaries"). The non-guarantor subsidiaries are our foreign subsidiaries. The following condensed financial information illustrates the composition of the combined Guarantor Subsidiaries:

CONDENSED CONSOLIDATING BALANCE SHEETS

	Successor December 31, 2010
(in thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
ASSETS
Cash and cash equivalents	$75,114	$(2,225)	$5,577	—	$78,466
Accounts and other receivables, net	43,503	157,742	5,071	$(130,614)	75,702
Inventories	19,020	32,063	4,735	—	55,818
Other current assets	3,546	9,237	5,735	—	18,518

Total current assets	141,183	196,817	21,118	(130,614)	228,504
Property, plant, and equipment, net	45,909	131,092	64,051	—	241,052
Goodwill	97,127	80,445	—	—	177,572
Intangible assets, net	143,728	68,928	—	—	212,656
Investments in and advances to subsidiaries and affiliates	349,455	—	—	(349,455)	—
Other non-current assets	10,977	2,329	960	—	14,266

TOTAL	$788,379	$479,611	$86,129	$(480,069)	$874,050

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$9,563	$39,641	$6,120	—	$55,324
Accrued payroll and compensation	3,683	8,728	4,909	—	17,320
Accrued interest payable	12,682	—	—	—	12,682
Accrued and other liabilities	115,380	21,588	20,840	$(130,614)	27,194

Total current liabilities	141,308	69,957	31,869	(130,614)	112,520
Long term debt	302,031	—	—	—	302,031
Deferred and non-current income taxes	26,664	6,516	7,440	—	40,620
Other non-current liabilities	20,277	80,488	20,015	—	120,780
Stockholders' equity	298,099	322,650	26,805	(349,455)	298,099

TOTAL	$788,379	$479,611	$86,129	$(480,069)	$874,050

	Predecessor December 31, 2009
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
	(in thousands)
ASSETS
Cash and cash equivalents	$53,505	$(1,871)	$4,887	—	$56,521
Accounts and other receivables, net	26,145	185,953	5,831	$(151,628)	66,301
Inventories	14,870	33,963	2,091	(182)	50,742
Other current assets	6,603	12,675	26,346	(20,051)	25,573

Total current assets	101,123	230,720	39,155	(171,861)	199,137
Property, plant, and equipment, net	34,672	154,173	40,682	—	229,527
Goodwill	66,973	52,460	8,041	—	127,474
Intangible assets, net	373	88,857	—	—	89,230
Investments in and advances to subsidiaries and affiliates	271,863	—	—	(271,863)	—
Other non-current assets	17,104	1,341	7,857	—	26,302

TOTAL	$492,108	$527,551	$95,735	$(443,724)	$671,670

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$5,289	$22,206	$3,782	—	31,277
Debt	375,472	—	22,000	$—	397,472
Accrued payroll and compensation	3,006	5,885	5,427	—	14,318
Accrued interest payable	3,067	—	504	—	3,571
Accrued and other liabilities	8,297	277,845	1,977	(260,472)	27,647

Total current liabilities	395,131	305,936	33,690	(260,472)	474,285
Deferred and non-current income taxes	10,810	10,347	1,031	—	22,188
Other non-current liabilities	18,465	69,442	13,442	—	101,349
Liabilities subject to compromise	295,968	6,146	—	—	302,114
Stockholders' equity (deficiency)	(228,266)	135,680	47,572	(183,252)	(228,266)

TOTAL	$492,108	$527,551	$95,735	$(443,724)	$671,670

 CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Successor Period from February 26 to December 31, 2010
(in thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$296,519	$370,487	$96,808	$(103,885)	$659,929
Cost of goods sold	279,693	337,135	90,092	(103,885)	603,035

Gross profit	16,826	33,352	6,716	—	56,894
Operating expenses	46,909	12,609	233	—	59,751

Income (loss) from operations	(30,083)	20,743	6,483	—	(2,857)
Other income (expense):
Interest expense, net	(33,030)	(104)	(316)	—	(33,450)
Equity in earnings (losses) of subsidiaries	25,041	—	—	(25,041)	—
Other income (expense), net	(87,925)	430	(1,139)	—	(88,634)

Income (loss) before and income taxes	(125,997)	21,069	5,028	(25,041)	(124,941)
Income tax provision (benefit)	535	—	1,056	—	1,591

Net income (loss)	$(126,532)	$21,069	$3,972	$(25,041)	$(126,532)

	Predecessor Period from January 1 to February 26, 2010
(in thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$47,897	$56,971	$14,011	$(14,820)	$104,059
Cost of goods sold	45,553	54,526	14,318	(14,820)	99,577

Gross profit (loss)	2,344	2,445	(307)	—	4,482
Operating expenses	5,327	2,216	52	—	7,595

Income (loss) from operations	(2,983)	229	(359)	—	(3,113)
Other income (expense):
Interest expense, net	(6,804)	(21)	(671)	—	(7,496)
Equity in earnings (losses) of subsidiaries	(826)	—	—	826	—
Other income (expense), net	547	49	(30)	—	566

Income (loss) before reorganization items and income taxes	(10,066)	257	(1,060)	826	(10,043)
Reorganization expense (income)	(59,334)	21	2	—	(59,311)
Income tax benefit	(1,534)	—	—	—	(1,534)

Net income (loss)	$50,802	$236	$(1,062)	$826	$50,802

	Predecessor Year ended December 31, 2009
(in thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$277,268	$303,364	$90,009	$(100,448)	$570,193
Cost of goods sold	268,701	317,958	86,284	(100,448)	572,495

Gross profit (loss)	8,567	(14,594)	3,725	—	(2,302)
Operating expenses	29,330	12,553	565	—	42,448
Impairment of other intangibles	—	3,330	—	—	3,330
Prepetition fees	17,015	—	—	—	17,015

Income (loss) from operations	(37,778)	(30,477)	3,160	—	(65,095)
Other income (expense):
Interest expense, net	(56,993)	(150)	(2,610)	—	(59,753)
Loss on extinguishment of debt	(5,389)	—	—	—	(5,389)
Equity in earnings (losses) of subsidiaries	(23,270)	—	—	23,270	—
Other income (expense), net	(1,471)	252	8,107	—	6,888

Income (loss) before reorganization items and income taxes	(124,901)	(30,375)	8,657	23,270	(123,349)
Reorganization expense (income)	14,379	—	—	—	14,379
Income tax provision	832	—	1,552	—	2,384

Net income (loss)	$(140,112)	$(30,375)	$7,105	$23,270	$(140,112)

	Predecessor Year ended December 31, 2008
(in thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$256,180	$667,521	$134,191	$(126,483)	$931,409
Cost of goods sold	217,214	660,520	124,558	(126,483)	875,809

Gross profit	38,966	7,001	9,633	—	55,600
Operating expenses 41,785	39,108	15,307	787	—	55,202
Impairment of goodwill and other intangibles 41,785	—	277,041	—	—	277,041

Income (loss) from operations	(142)	(285,347)	8,846	—	(276,643)
Other income (expense):
Interest expense, net	(43,758)	(79)	(7,563)	—	(51,400)
Equity in earnings (losses) of subsidiaries	(288,374)	—	—	288,374	—
Other income (expense), net 1,156	(621)	351	(4,551)	—	(4,821)

Income (loss) before income taxes	(332,895)	(285,075)	(3,268)	288,374	(332,864)
Income tax provision (benefit)	(4,629)	—	31	—	(4,598)

Net income (loss)	$(328,266)	$(285,075)	$(3,299)	$288,374	$(328,266)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Successor Period from February 26 to December 31, 2010
(in thousands)	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(126,532)	$21,069	$3,972	$(25,041)	$(126,532)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	7,026	21,864	6,413	—	35,303
Amortization—deferred financing costs	1,148	—	—	—	1,148
Amortization—other intangible assets	5,572	2,884	—	—	8,456
Loss on disposal of assets	16	145	49	—	210
Deferred income taxes	869	—	430	—	1,299
Paid-in-kind interest	6,863	—	—	—	6,863
Non-cash stock-based compensation	1,101	—	—	—	1,101
Equity in earnings of subsidiaries and affiliates	(25,041)	—	—	25,041	—
Non-cash change in market valuation—convertible notes	(75,574)	—	—	—	(75,574)
Non-cash change in warrant liability	(2,648)	—	—	—	(2,648)
Non-cash inducement expense	166,691	—	—	—	166,691
Change in other operating items	20,111	(40,274)	14,256	—	(5,907)

Net cash provided by (used in) operating activities	(20,398)	5,688	25,120	—	10,410

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(2,110)	(13,035)	(1,183)	—	(16,328)
Other	13,027	9,386	—	—	22,413

Net cash provided by (used in) investing activities	10,917	(3,649)	(1,183)	—	6,085

CASH FLOWS FROM FINANCING ACTIVITIES:
Other	3,624	—	(22,000)	—	(18,376)

Net cash provided by (used in) financing activities	3,624	—	(22,000)	—	(18,376)

Increase (decrease) in cash and cash equivalents	(5,857)	2,039	1,937	—	(1,881)
Cash and cash equivalents, beginning of period	80,971	(4,264)	3,640	—	80,347

Cash and cash equivalents, end of period	$75,114	$(2,225)	$5,577	$—	$78,466

	Predecessor Period from January 1 to February 26, 2010
(in thousands)	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$50,802	$236	$(1,062)	$826	$50,802
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,205	4,527	979	—	6,711
Amortization—deferred financing costs	690	—	4	—	694
Amortization—other intangible assets	31	790	—	—	821
Reorganization items	(59,334)	21	2	—	(59,311)
Payments on reorganization items	(12,164)	—	—	—	(12,164)
Paid-in-kind interest	1,769	—	—	—	1,769
Loss (gain) on disposal of assets	2	1	—	—	3
Equity in earnings of subsidiaries and affiliates	826	—	—	(826)	—
Deferred income taxes	(1,560)	—	—	—	(1,560)
Change in other operating items	(752)	(6,636)	(1,150)	—	(8,538)

Net cash used in operating activities	(18,485)	(1,061)	(1,227)	—	(20,773)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(60)	(1,377)	(20)	—	(1,457)
Other	(600)	45	—	—	(555)

Net cash used in investing activities	(660)	(1,332)	(20)	—	(2,012)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from debt issuance	46,611	—	—	—	46,611

Net cash provided by financing activities	46,611	—	—	—	46,611

Increase (decrease) in cash and cash equivalents	27,466	(2,393)	(1,247)	—	23,826
Cash and cash equivalents, beginning of year	53,505	(1,871)	4,887	—	56,521

Cash and cash equivalents, end of period	$80,971	$(4,264)	$3,640	$—	$80,347

	Predecessor Year ended December 31, 2009
(in thousands)	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(140,112)	$(30,375)	$7,105	$23,270	$(140,112)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	8,230	33,527	5,656	—	47,413
Amortization—deferred financing costs	4,526	5	26	—	4,557
Amortization—other intangible assets	187	4,735	—	—	4,922
Loss on extinguishment of debt	5,389	—	—	—	5,389
Change in warrant liability	(594)	—	—	—	(594)
Paid-in-kind interest	9,421	—	—	—	9,421
Loss (gain) on disposal of assets	(275)	288	292	—	305
Loss on sale of marketable securities	1,100	—	—	—	1,100
Provision for deferred income taxes	263	—	601	—	864
Equity in earnings of subsidiaries and affiliates	23,270	—	—	(23,270)	—
Non-cash stock-based compensation	333	—	—	—	333
Impairments of other intangibles	—	3,330	—	—	3,330
Reorganization items	14,379	—	—	—	14,379
Payments on reorganization items	(5,559)	—	—	—	(5,559)
Change in other operating items	40,722	4,078	(29,860)	—	14,940

Net cash provided by (used in) operating activities	(38,720)	15,588	(16,180)	—	(39,312)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(6,976)	(12,776)	(612)	—	(20,364)
Other	(14,789)	280	—	—	(14,509)

Net cash used in investing activities	(21,765)	(12,496)	(612)	—	(34,873)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in revolving credit advance	4,315	—	(8,000)	—	(3,685)
Debtor in possession borrowing	21,467	—	—	—	21,467
Other	(10,752)	—	—	—	(10,752)

Net cash provided by (used in) financing activities	15,030	—	(8,000)	—	7,030

Decrease in cash and cash equivalents	(42,125)	(238)	(24,792)	—	(67,155)
Cash and cash equivalents, beginning of year	95,630	(1,633)	29,679	—	123,676

Cash and cash equivalents, end of period	$53,505	$(1,871)	$4,887	$—	$56,521

	Predecessor Year ended December 31, 2008
(in thousands)	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(328,266)	$(285,075)	$(3,299)	$288,374	$(328,266)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and impairment of PP&E	7,624	29,932	6,465	—	44,021
Amortization—deferred financing costs	1,205	5	25	—	1,235
Amortization—other intangible assets	584	4,814	—	—	5,398
Loss on disposal of assets	(110)	3,102	168	—	3,160
Deferred income taxes	(5,032)	—	(1,232)	—	(6,264)
Equity in earnings of subsidiaries and affiliates	288,374	—	—	(288,374)	—
Non-cash stock-based compensation	2,434	—	—	—	2,434
Impairments of investments	3,056	—	—	—	3,056
Impairments of goodwill and other intangibles	—	277,041	—	—	277,041
Change in other operating items	6,550	(8,991)	(8,539)	—	(10,980)

Net cash provided by (used in) operating activities	(23,581)	20,828	(6,412)	—	(9,165)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(7,966)	(20,340)	(1,379)	—	(29,685)
Other	(5,975)	353	—	—	(5,622)

Net cash used in investing activities	(13,941)	(19,987)	(1,379)	—	(35,307)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on revolving debt	48,444	—	30,000	—	78,444
Other	(1,232)	—	1	—	(1,231)

Net cash provided by financing activities	47,212	—	30,001	—	77,213

Increase in cash and cash equivalents	9,690	841	22,210	—	32,741
Cash and cash equivalents, beginning of year	85,940	(2,474)	7,469	—	90,935

Cash and cash equivalents, end of year	$95,630	$(1,633)	$29,679	$—	$123,676