Form 10-Q
period 2011-03-31
ACCURIDE CORP
filed 2011-05-06
CIK 817979

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011.

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of May 5, 2011, 47,251,362 shares of Accuride Corporation common stock, par value $.01 per share, were outstanding.

ACCURIDE CORPORATION

Explanatory Note:

Effective November 18, 2010, Accuride Corporation implemented a one-for-ten reverse stock split of its Common Stock.  Unless otherwise indicated, all share amounts and per share data for the Successor Company have been adjusted to reflect this reverse stock split.  See Note 1 of the consolidated financial statements.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ACCURIDE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
(In thousands, except for share and per share data)	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$31,740	$78,466
Customer receivables, net of allowance for doubtful accounts of $1,257 and $1,640 in 2011 and 2010, respectively	104,208	70,760
Other receivables	8,225	4,942
Inventories	64,717	55,818
Deferred income taxes	13,061	13,061
Income tax receivable	1,025	1,097
Prepaid expenses and other current assets	6,771	4,360
Total current assets	229,747	228,504
PROPERTY, PLANT AND EQUIPMENT, net	234,082	241,052
OTHER ASSETS:
Goodwill	177,572	177,572
Other intangible assets, net	208,011	212,656
Deferred financing costs, net of accumulated amortization of $1,139 and $711 in 2011 and 2010, respectively	9,729	10,157
Other	5,924	4,109
TOTAL	$865,065	$874,050
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$64,869	$55,324
Accrued payroll and compensation	16,295	17,320
Accrued interest payable	5,083	12,682
Accrued workers compensation	6,203	6,994
Accrued and other liabilities	20,938	20,200
Total current liabilities	113,388	112,520
LONG-TERM DEBT	302,293	302,031
DEFERRED INCOME TAXES	32,652	32,937
NON-CURRENT INCOME TAXES PAYABLE	7,683	7,683
OTHER POSTRETIREMENT BENEFIT PLAN LIABILITY	76,244	75,767
PENSION BENEFIT PLAN LIABILITY	33,604	37,194
OTHER LIABILITIES	5,800	7,819
COMMITMENTS AND CONTINGENCIES (Note 6)	—	—
STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.01 par value; 10,000,000 shares authorized	—	—
Common Stock, $0.01 par value; 80,000,000 shares authorized, 47,251,362 and 47,229,627 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively, and additional paid-in-capital	433,774	433,192
Accumulated other comprehensive loss	(8,680)	(8,561)
Accumulated deficiency	(131,693)	(126,532)
Total stockholders’ equity	293,401	298,099
TOTAL	$865,065	$874,050

See notes to unaudited condensed consolidated financial statements.

ACCURIDE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Successor		Predecessor
	Three Months Ended March 31,	Period from February 26 to March 31,	Period from January 1 to February 26,
(In thousands except per share data)	2011	2010	2010

NET SALES	$218,839	$64,914	$104,059
COST OF GOODS SOLD	200,380	59,314	99,577
GROSS PROFIT	18,459	5,600	4,482
OPERATING EXPENSES:
Selling, general and administrative	16,784	4,366	7,595
INCOME (LOSS) FROM OPERATIONS	1,675	1,234	(3,113)
OTHER INCOME (EXPENSE):
Interest income	39	12	54
Interest expense	(8,379)	(3,505)	(7,550)
Unrealized loss on mark to market valuation of convertible debt	—	(50,601)	—
Other income (loss), net	2,004	(326)	566
LOSS BEFORE REORGANIZATION ITEMS AND INCOME TAXES	(4,661)	(53,186)	(10,043)
Reorganization income	—	—	(59,311)
INCOME (LOSS) BEFORE INCOME TAXES	(4,661)	(53,186)	49,268
INCOME TAX PROVISION (BENEFIT)	500	(158)	(1,534)
NET INCOME (LOSS)	$(5,161)	$(53,028)	$50,802
Weighted average common shares outstanding—basic	47,237	12,629	47,572
Basic income (loss) per share	$(0.11)	$(4.20)	$1.07
Weighted average common shares outstanding—diluted	47,237	12,629	47,572
Diluted income (loss) per share	$(0.11)	$(4.20)	$1.07

See notes to unaudited condensed consolidated financial statements.

ACCURIDE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Successor		Predecessor
	Three Months Ended March 31,	Period from February 26 to March 31,	Period from January 1 to February 26,
(In thousands)	2011	2010	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(5,161)	$(53,028)	$50,802
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and impairment of property, plant and equipment	10,262	3,185	6,711
Amortization — deferred financing costs	690	—	694
Amortization — other intangible assets	3,921	960	821
Reorganization items	—	—	(59,311)
Payments on reorganization items	—	(7,091)	(12,164)
Loss on disposal of assets	28	20	3
Provision for deferred income taxes	—	(158)	(1,560)
Non-cash stock-based compensation	582	—	—
Non-cash change in market valuation - convertible notes	—	50,601	—
Change in warrant liability	(1,985)	—	—
Paid-in-kind interest	—	875	1,769
Changes in certain assets and liabilities:
Receivables	(40,862)	(8,571)	(15,833)
Inventories	(11,174)	(1,629)	(5,736)
Prepaid expenses and other assets	(3,703)	(2,085)	1,051
Accounts payable	17,244	(10,617)	12,931
Accrued and other liabilities	(10,533)	5,864	(951)
Net cash used in operating activities	(40,691)	(21,674)	(20,773)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(13,820)	(1,809)	(1,457)
Proceeds from sale of property, plant and equipment	7,785	—	—
Other	—	65	(555)
Net cash used in investing activities	(6,035)	(1,744)	(2,012)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from postpetition senior credit facility	—	—	309,019
Payment of prepetition senior credit facility	—	—	(305,814)
Proceeds from convertible notes	—	—	140,000
Payment of debtor-in-possession borrowing	—	—	(25,000)
Payment of revolving credit facility	—	—	(71,659)
Other	—	(66)	65
Net cash provided by (used in) financing activities	—	(66)	46,611
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(46,726)	(23,484)	23,826
CASH AND CASH EQUIVALENTS—Beginning of period	78,466	80,347	56,521
CASH AND CASH EQUIVALENTS—End of period	$31,740	$56,863	$80,347

Supplemental cash flow information:
Cash paid for interest	$15,243	$2,720	$9,393
Cash paid (received) for income taxes	434	(389)	(826)
Non-cash transactions:
Purchases of property, plant and equipment in accounts payable	$1,246	$510	$—
Issuance of warrants	—	—	6,618

See notes to unaudited condensed consolidated financial statements.

ACCURIDE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(AMOUNTS IN THOUSANDS, UNLESS OTHERWISE NOTED, EXCEPT SHARE AND PER SHARE DATA)

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

The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011.  The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited condensed consolidated financial statements and notes thereto disclosed in Accuride’s Annual Report on Form 10-K for the year ended December 31, 2010.

On January 31, 2011, substantially all of the assets and business of our Bostrom Seating subsidiary were sold to a subsidiary of Commercial Vehicle Group, Inc. for approximately $8.8 million and resulted in recognition of a $0.2 million loss on our consolidated statement of operations in the three months ended March 31, 2011.

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

Financial Statement Presentation

We have prepared the accompanying consolidated financial statements in accordance with Accounting Standards Codification (“ASC”) 852, Reorganizations.  ASC 852 requires that the financial statements for the periods subsequent to a Chapter 11 filing separate transactions and events that are directly associated with the reorganization from the ongoing operations of the business.  Accordingly, all transactions (including, but not limited to, all professional fees, realized gains and losses and provisions for losses) directly associated with the reorganization of the business are reported separately in the financial statements as reorganization items, net.  The Predecessor Company recognized the following reorganization income (expense) in our financial statements:

Predecessor
Period from January 1 to February 26,
(In thousands)	2010

Debt discharge — Senior subordinate notes and interest	$252,798
Market valuation of $140 million Convertible Notes	(155,094)
Professional fees	(25,030)
Market valuation of warrants issued	(6,618)
Deferred financing fees	(3,847)
Term facility discount	(2,974)
Other	76
Total	$59,311

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

As a result of the adoption of fresh-start reporting, our consolidated balance sheets and consolidated statements of operations subsequent to February 26, 2010, will not be comparable in many respects to our consolidated balance sheets and consolidated statements of operations prior to February 26, 2010.  References to “Successor Company” refer to the Company after February 26, 2010, after giving effect to the application of fresh-start reporting.  References to “Predecessor Company” refer to the Company on or prior to February 26, 2010.

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

Reverse Stock Split —Effective November 18, 2010, Accuride Corporation implemented a one-for-ten reverse stock split of its Common Stock.  Unless otherwise indicated, all share amounts and per share data for the Successor Company have been adjusted to reflect this reverse stock split.

Earnings Per Common Share — Basic and diluted earnings per common share were computed as follows:

	Successor		Predecessor
	Three Months Ended March 31,	Period from February 26 to March 31,	Period from January 1 to February 26,
(In thousands except per share data)	2011	2010	2010

Numerator:
Net income (loss)	$(5,161)	$(53,028)	$50,802
Denominator:
Weighted average shares outstanding — Basic	47,237	12,629	47,572
Effect of dilutive share-based awards	—	—	—
Weighted average shares outstanding - Diluted	47,237	12,629	47,572

Basic income (loss) per common share	$(0.11)	$(4.20)	$1.07
Diluted income (loss) per common share	$(0.11)	$(4.20)	$1.07

As of March 31, 2011 and March 31, 2010, there were warrants exercisable for 2,205,882 shares that were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.

Stock-Based Compensation —Compensation expense for share-based compensation programs of $0.6 million was recognized in the three months ended March 31, 2011.  As of March 31, 2011, there was approximately $2.3 million of unrecognized pre-tax compensation expense related to share-based awards not yet vested that will be recognized over a weighted-average period of 0.9 years.

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

In December 2010, the FASB issued ASU 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.  The amendments in this update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples in paragraph ASC 350-20-35-30, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

Note 2 - Inventories

Inventories at March 31, 2011 and December 31, 2010, on a FIFO basis, were as follows:

	March 31, 2011	December 31, 2010
Raw materials	$18,205	$15,447
Work in process	19,619	14,096
Finished manufactured goods	26,893	26,275
Total inventories	$64,717	$55,818

Note 3 - Goodwill and Other Intangible Assets

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

The following represents the carrying amount of goodwill, on a reportable segment basis, as of January 1, 2011 and March 31, 2011:

	Wheels	Components	Other	Total
Balance as of January 1, 2011	$97,127	$67,253	$13,192	$177,572
Balance as of March 31, 2011	$97,127	$67,253	$13,192	$177,572

The changes in the carrying amount of other intangible assets for the period January 1, 2011 to March 31, 2011 by reportable segment, are as follows:

	Wheels	Components	Other	Corporate	Total
Balance as of January 1, 2011	$143,728	$45,618	$23,310	$—	$212,656
Additions	—	—	—	308	308
Sale of assets	—	(1,032)	—	—	(1,032)
Amortization	(2,694)	(847)	(354)	(26)	(3,921)
Balance as of March 31, 2011	$141,034	$43,739	$22,956	$282	$208,011

The summary of goodwill and other intangible assets is as follows:

	Weighted Average	As of March 31, 2011			As of December 31, 2010
	Useful Lives	Gross Amount	Accumulated Amortization	Carrying Amount	Gross Amount	Accumulated Amortization	Carrying Amount
Goodwill	—	$177,572	$—	$177,572	$177,572	$—	$177,572
Other intangible assets:
Non-compete agreements	2.0	$308	$26	$282	$—	$—	$—
Trade names	—	34,100	—	34,100	34,100	—	34,100
Technology	10.0	38,986	4,299	34,687	40,018	2,240	37,778
Customer relationships	20.0	146,994	8,052	138,942	146,994	6,216	140,778
		$220,388	$12,377	$208,011	$221,112	$8,456	$212,656

We estimate that our amortization expense for our other intangible assets for 2011 through 2015 will be approximately $12.5 million for 2011 and $11.3 million for each year from 2012 through 2015.

Note 4 - Comprehensive income (loss)

Comprehensive income (loss) for the period is summarized as follows:

	Successor		Predecessor
	Three Months Ended March 31,	Period from February 26 to March 31,	Period from January 1 to February 26,
(In thousands)	2011	2010	2010

Net income (loss)	$(5,161)	$(53,028)	$50,802
Other comprehensive income (loss), net of tax:
Pension liability adjustment	(119)	—	—
Total comprehensive income (loss)	$(5,280)	$(53,028)	$50,802

Included in accumulated other comprehensive loss is the impact of pension liability fluctuations in the Canadian dollar to U.S. dollar exchange rate related to our Canadian pension plans.

Note 5 - Pension and Other Postretirement Benefit Plans

Components of net periodic benefit cost for the periods ended:

	Pension Benefits			Other Benefits
	Successor		Predecessor	Successor		Predecessor
	Three Months Ended March 31,	Period from February 26 to March 31,	Period from January 1 to February 26,	Three Months Ended March 31,	Period from February 26 to March 31,	Period from January 1 to February 26,
	2011	2010	2010	2011	2010	2010
Service cost-benefits earned during the period	$384	$135	$269	$129	$31	$61
Interest cost on projected benefit obligation	3,005	995	1,989	1,078	321	642
Expected return on plan assets	(3,235)	(1,123)	(2,245)	—	—	—
Amortization of net transition (asset) obligation	—	1	2	—	—	—
Amortization of prior service (credit) cost	11	26	53	—	(131)	(261)
Amortization of (gain)/loss	—	301	603	—	—	—
Total benefits cost charged to income	$165	$335	$671	$1,207	$221	$442

As of March 31, 2011, $4.8 million has been contributed to our sponsored pension plans.  We presently anticipate contributing an additional $8.6 million to fund our pension plans during 2011 for a total of $13.4 million.

Note 6 — Commitments and Contingencies

We are from time to time involved in various legal proceedings of a character normally incidental to our business. We do not believe that the outcome of these proceedings will have a material adverse effect on our consolidated financial condition or results of our operations and cash flows.

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

As of March 31, 2011, we had an environmental reserve of approximately $1.5 million, related primarily to our foundry operations. This reserve is based on management’s review of potential liabilities as well as cost estimates related thereto. The reserve takes into account the benefit of a contractual indemnity given to us by a prior owner of our wheel-end subsidiary. The failure of the indemnitor to fulfill its obligations could result in future costs that may be material. Any expenditures required for us to comply with applicable environmental laws and/or pay for any remediation efforts will not be reduced or otherwise affected by the existence of the environmental reserve. Our environmental reserve may not be adequate to cover our future costs related to the sites associated with the environmental reserve, and any additional costs may have a material adverse effect on our business, results of operations or financial condition. The discovery of additional environmental issues, the modification of existing laws or regulations or the promulgation of new ones, more vigorous enforcement by regulators, the imposition of joint and several liability under CERCLA or analogous state laws, or other unanticipated events could also result in a material adverse effect.

The Iron and Steel Foundry National Emission Standard for Hazardous Air Pollutants (“NESHAP”) was developed pursuant to Section 112(d) of the Clean Air Act and requires major sources of hazardous air pollutants to install controls representative of maximum achievable control technology. Based on currently available information, we do not anticipate material costs regarding ongoing compliance with the NESHAP; however if we are found to be out of compliance with the NESHAP, we could incur liability that could have a material adverse effect on our business, results of operations or financial condition.

At the Erie, Pennsylvania, facility, we have obtained an environmental insurance policy to provide coverage with respect to certain environmental liabilities.  Management does not believe that the outcome of any environmental proceedings will have a material adverse effect on our consolidated financial condition or results of operations.

As of March 31, 2011, we had approximately 3,034 employees, of which 621 were salaried employees with the remainder paid hourly. Unions represent approximately 1,875 of our employees, which is approximately 62% of our total employees. Each of our unionized facilities has a separate contract with the union that represents the workers employed at such facility. The union contracts expire at various times over the next few years with the exception of our union contract that covers the hourly employees at our Monterrey, Mexico, facility, which expires on an annual basis in January unless otherwise renewed. The 2011 negotiations in Monterrey were successfully completed prior to the expiration of our union contract and the contract at our Elkhart, Indiana facility was extended through April 2012. In 2011, we have contracts expiring at our Brillion and Livermore facilities.  We do not anticipate that the outcome of the 2011 negotiations will have a material adverse effect on our operating performance or costs.

Note 7 — Financial Instruments

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

The carrying amounts of cash and cash equivalents, trade receivables, and accounts payable approximate fair value because of the relatively short maturity of these instruments.  The fair value of debt at March 31, 2011 and December 31, 2010 was $344.9 million and $335.6 million, respectively.  The carrying amounts and related estimated fair values for our remaining financial instruments as of March 31, 2011 and December 31, 2010 are as follows:

	Carrying	Fair Value
As of March 31, 2011	Amount	Level 1	Level 2	Level 3
Liabilities
Common stock warrants	$1,985	$1,985

	Carrying	Fair Value
As of December 31, 2010	Amount	Level 1	Level 2	Level 3
Liabilities
Common stock warrants	$3,971	$3,971

Fair values relating to derivative financial instruments reflect the estimated amounts that we would receive or pay to terminate the contracts at the reporting date based on quoted market prices of comparable contracts as of the balance sheet date.  Inputs that factor into the valuations for our warrants include the strike price of the warrants, the market price of our common stock, dividend yield, volatility, risk-free interest rate, and the contractual term of the financial instrument.

The following table summarizes changes in fair value of our Level 3 assets and (liabilities) for the periods January 1, 2010 to February 26, 2010 and February 26, 2010 to December 31, 2010.  There were no Level 3 assets or liabilities as of March 31, 2011:

	Prepetition Common Stock Warrants	Postpetition Common Stock Warrants	Conversion Option within our Convertible Notes
Balance at January 1, 2010	$(76)	$—	$—
Net settlements	76	—	—
Issuance of securities	—	6,618	170,989
Balance at February 26, 2010	$—	$6,618	$170,989
Transfer out of level 3 hierarchy	—	(6,618)	—
Gain	—	—	(75,574)
Net settlements upon conversion	—	—	(95,415)
Balance at December 31, 2010	$—	$—	$—

Note 8 — Segment Reporting

Based on our continual monitoring of the long-term economic characteristics, products and production processes, class of customer, and distribution methods of our operating segments, we determined our five operating segments aggregate into three reportable segments:  Wheels, Components, and Other.  All of our segments design, manufacture and market products to the commercial vehicle industry.  The Wheels segment’s products consist of wheels for heavy- and medium-duty trucks and commercial trailers.  The Components segment’s products consist primarily of truck body and chassis parts, wheel-end components and assemblies.  The Other segment’s products primarily consist of other commercial vehicle components, including steerable drive axles and gearboxes.  We believe this segmentation is appropriate based upon operating decisions and performance assessments by our President and Chief Executive Officer, who we define as our chief operating decision maker. The accounting policies of the reportable segments are the same as described in Note 1, Summary of Significant Accounting Policies.

	Successor		Predecessor
	Three Months Ended March 31,	Period from February 26 to March 31,	Period from January 1 to February 26,
	2011	2010	2010
Net sales:
Wheels	$91,509	$23,761	$38,379
Components	121,722	35,154	57,233
Other	5,608	5,999	8,447
Consolidated total	$218,839	$64,914	$104,059

Income (loss) from operations:
Wheels	$11,488	1,375	$2,663
Components	169	1,311	(2,250)
Other	208	743	1,662
Corporate	(10,190)	(2,195)	(5,188)
Consolidated total	$1,675	$1,234	$(3,113)

	As of
	March 31, 2011	December 31, 2010
Total assets:
Wheels	$502,573	$482,175
Components	273,249	254,378
Other	46,736	49,053
Corporate	42,507	88,444
Consolidated total	$865,065	$874,050

Note 9 - Debt

Debt at March 31, 2011, and December 31, 2010, consisted entirely of our outstanding 9.5% senior secured notes, net of discount.  The Company also has an ABL credit facility with an aggregate principal amount of $75 million (up to $100 million under certain conditions), which expires July 29, 2014.  There are no borrowings under the ABL facility at March 31, 2011.

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

Note 10 — Guarantor and Non-guarantor Financial Statements

Our senior secured notes are fully and unconditionally guaranteed, on a senior basis, by all of our existing and future domestic subsidiaries (“Guarantor Subsidiaries”). The non-guarantor subsidiaries are our foreign subsidiaries.  The following condensed financial information illustrates the composition of the combined Guarantor Subsidiaries:

CONDENSED CONSOLIDATED BALANCE SHEET

	March 31, 2011
(in thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
ASSETS
Cash and cash equivalents	$27,001	$(3,064)	$7,803	$—	$31,740
Accounts and other receivables, net	62,454	163,099	7,418	(120,538)	112,433
Inventories	20,594	38,639	5,484	—	64,717
Other current assets	6,065	9,343	5,449	—	20,857
Total current assets	116,114	208,017	26,154	(120,538)	229,747
Property, plant, and equipment, net	44,686	127,116	62,280	—	234,082
Goodwill	97,127	80,445	—	—	177,572
Intangible assets, net	141,316	66,695	—	—	208,011
Investments in and advances to subsidiaries and affiliates	353,565	—	—	(353,565)	—
Other non-current assets	10,494	3,187	1,972	—	15,653
TOTAL	$763,302	$485,460	$90,406	$(474,103)	$865,065
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$11,508	$43,721	$9,640	$—	$64,869
Accrued payroll and compensation	2,845	8,464	4,986	—	16,295
Accrued interest payable	5,083	—	—	—	5,083
Accrued and other liabilities	105,811	20,861	21,007	(120,538)	27,141
Total current liabilities	125,247	73,046	35,633	(120,538)	113,388
Long term debt	302,293	—	—	—	302,293
Deferred and non-current income taxes	26,431	6,516	7,388	—	40,335
Other non-current liabilities	15,930	80,167	19,551	—	115,648
Stockholders’ equity	293,401	325,731	27,834	(353,565)	293,401
TOTAL	$763,302	$485,460	$90,406	$(474,103)	$865,065

	December 31, 2010
(in thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
ASSETS
Cash and cash equivalents	$75,114	$(2,225)	$5,577	—	$78,466
Accounts and other receivables, net	43,503	157,742	5,071	$(130,614)	75,702
Inventories	19,020	32,063	4,735	—	55,818
Other current assets	3,546	9,237	5,735	—	18,518
Total current assets	141,183	196,817	21,118	(130,614)	228,504
Property, plant, and equipment, net	45,909	131,092	64,051	—	241,052
Goodwill	97,127	80,445	—	—	177,572
Intangible assets, net	143,728	68,928	—	—	212,656
Investments in and advances to subsidiaries and affiliates	349,455	—	—	(349,455)	—
Other non-current assets	10,977	2,329	960	—	14,266
TOTAL	$788,379	$479,611	$86,129	$(480,069)	$874,050
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$9,563	$39,641	$6,120	—	$55,324
Accrued payroll and compensation	3,683	8,728	4,909	—	17,320
Accrued interest payable	12,682	—	—	—	12,682
Accrued and other liabilities	115,380	21,588	20,840	$(130,614)	27,194
Total current liabilities	141,308	69,957	31,869	(130,614)	112,520
Long term debt	302,031	—	—	—	302,031
Deferred and non-current income taxes	26,664	6,516	7,440	—	40,620
Other non-current liabilities	20,277	80,488	20,015	—	120,780
Stockholders’ equity	298,099	322,650	26,805	(349,455)	298,099
TOTAL	$788,379	$479,611	$86,129	$(480,069)	$874,050

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor
	Three Months Ended March 31, 2011
(in thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$101,403	$120,584	$37,740	$(40,888)	$218,839
Cost of goods sold	92,311	113,505	35,452	(40,888)	200,380
Gross profit	9,092	7,079	2,288	—	18,459
Operating expenses	12,904	3,797	83	—	16,784
Income (loss) from operations	(3,812)	3,282	2,205	—	1,675
Other income (expense):
Interest (expense), net	(8,122)	(33)	(185)	—	(8,340)
Equity in earnings (losses) of subsidiaries	4,229	—	—	(4,229)	—
Other income (expense), net	2,463	(168)	(291)	—	2,004
Income (loss) before income taxes	(5,242)	3,081	1,729	(4,229)	(4,661)
Income tax provision (benefit)	(81)	—	581	—	500
Net income (loss)	$(5,161)	$3,081	$1,148	$(4,229)	$(5,161)

	Successor
	Period from February 26 to March 31, 2010
(in thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$30,881	$35,815	$10,147	$(11,929)	$64,914
Cost of goods sold	32,367	30,630	8,246	(11,929)	59,314
Gross profit (loss)	(1,486)	5,185	1,901	—	5,600
Operating expenses	3,049	1,286	31	—	4,366
Income (loss) from operations	(4,535)	3,899	1,870	—	1,234
Other income (expense):
Interest expense, net	(3,140)	(11)	(342)	—	(3,493)
Equity in earnings (losses) of subsidiaries	5,909	—	—	(5,909)	—
Other income (expense), net	(51,420)	67	426	—	(50,927)
Income (loss) before and income taxes	(53,186)	3,955	1,954	(5,909)	(53,186)
Income tax benefit	(158)	—	—	—	(158)
Net income (loss)	$(53,028)	$3,955	$1,954	$(5,909)	$(53,028)

	Predecessor
	Period from January 1 to February 26, 2010
(in thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$47,897	$56,971	$14,011	$(14,820)	$104,059
Cost of goods sold	45,553	54,526	14,318	(14,820)	99,577
Gross profit (loss)	2,344	2,445	(307)	—	4,482
Operating expenses	5,327	2,216	52	—	7,595
Income (loss) from operations	(2,983)	229	(359)	—	(3,113)
Other income (expense):
Interest expense, net	(6,804)	(21)	(671)	—	(7,496)
Equity in earnings (losses) of subsidiaries	(826)	—	—	826	—
Other income (expense), net	547	49	(30)	—	566
Income (loss) before reorganization items and income taxes	(10,066)	257	(1,060)	826	(10,043)
Reorganization expense (income)	(59,334)	21	2	—	(59,311)
Income tax benefit	(1,534)	—	—	—	(1,534)
Net income (loss)	$50,802	$236	$(1,062)	$826	$50,802

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor
	Three Months Ended March 31, 2011
(in thousands)	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(5,161)	$3,081	$1,148	$(4,229)	$(5,161)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	2,328	5,872	2,062	—	10,262
Amortization — deferred financing costs	690	—	—	—	690
Amortization — other intangible assets	2,720	1,201	—	—	3,921
Gain on warrant valuation	(1,985)	—	—	—	(1,985)
Loss (gain) on disposal of assets	—	27	1	—	28
Equity in earnings of subsidiaries and affiliates	(4,229)	—	—	4,229	—
Non-cash stock-based compensation	582	—	—	—	582
Change in other operating items	(40,770)	(8,124)	(134)	—	(49,028)
Net cash provided by (used in) operating activities	(45,825)	2,057	3,077	—	(40,691)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(2,288)	(10,681)	(851)	—	(13,820)
Other	—	7,785	—	—	7,785
Net cash used in investing activities	(2,288)	(2,896)	(851)	—	(6,035)

CASH FLOWS FROM FINANCING ACTIVITIES:
Other	—	—	—	—	—
Net cash used in financing activities	—	—	—	—	—

Increase (decrease) in cash and cash equivalents	(48,113)	(839)	2,226	—	(46,726)
Cash and cash equivalents, beginning of year	75,114	(2,225)	5,577	—	78,466
Cash and cash equivalents, end of period	$27,001	$(3,064)	$7,803	$—	$31,740

	Successor
	Period from February 26 to March 31, 2010
(in thousands)	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(53,028)	$3,955	$1,954	$(5,909)	$(53,028)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	545	2,198	442	—	3,185
Amortization – other intangible assets	495	465	—	—	960
Loss on disposal of assets	2	18	—	—	20
Deferred income taxes	(158)	—	—	—	(158)
Payments on reorganization items	(7,091)	—	—	—	(7,091)
Paid-in-kind interest	875	—	—	—	875
Equity in earnings of subsidiaries and affiliates	(5,909)	—	—	5,909	—
Non-cash change in market valuation - convertible notes	50,601	—	—	—	50,601
Change in other operating items	(4,521)	(9,606)	(2,911)	—	(17,038)
Net cash used in operating activities	(18,189)	(2,970)	(515)	—	(21,674)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(1,107)	(672)	(30)	—	(1,809)
Other	—	65	—	—	65
Net cash used in investing activities	(1,107)	(607)	(30)	—	(1,744)

CASH FLOWS FROM FINANCING ACTIVITIES:
Other	(66)	—	—	—	(66)
Net cash used in financing activities	(66)	—	—	—	(66)

Decrease in cash and cash equivalents	(19,362)	(3,577)	(545)	—	(23,484)
Cash and cash equivalents, beginning of period	80,971	(4,264)	3,640	—	80,347
Cash and cash equivalents, end of period	$61,609	$(7,841)	$3,095	$—	$56,863

	Predecessor
	Period from January 1 to February 26, 2010
(in thousands)	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$50,802	$236	$(1,062)	$826	$50,802
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,205	4,527	979	—	6,711
Amortization — deferred financing costs	690	—	4	—	694
Amortization — other intangible assets	31	790	—	—	821
Reorganization items	(59,334)	21	2	—	(59,311)
Payments on reorganization items	(12,164)	—	—	—	(12,164)
Paid-in-kind interest	1,769	—	—	—	1,769
Loss (gain) on disposal of assets	2	1	—	—	3
Equity in earnings of subsidiaries and affiliates	826	—	—	(826)	—
Deferred income taxes	(1,560)	—	—	—	(1,560)
Change in other operating items	(752)	(6,636)	(1,150)	—	(8,538)
Net cash used in operating activities	(18,485)	(1,061)	(1,227)	—	(20,773)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(60)	(1,377)	(20)	—	(1,457)
Other	(600)	45	—	—	(555)
Net cash used in investing activities	(660)	(1,332)	(20)	—	(2,012)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from debt issuance	46,611	—	—	—	46,611
Net cash provided by financing activities	46,611	—	—	—	46,611

Increase (decrease) in cash and cash equivalents	27,466	(2,393)	(1,247)	—	23,826
Cash and cash equivalents, beginning of year	53,505	(1,871)	4,887	—	56,521
Cash and cash equivalents, end of period	$80,971	$(4,264)	$3,640	$—	$80,347

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The accompanying unaudited condensed interim consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and such principles are applied on a basis consistent with the information reflected in our Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC.  In the opinion of management, the interim financial information includes all adjustments and accruals, consisting only of normal recurring adjustments and adjustments related to fresh start accounting as noted in Note 1 — Summary of Significant Accounting Policies, which are necessary for a fair presentation of results for the respective interim periods.  The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2011 or any interim period.  Except for the historical information contained herein, this quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties.  Our actual results may differ materially from those indicated by such forward-looking statements.

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

The heavy- and medium-duty truck and commercial trailer markets and the related aftermarket are the primary drivers of our sales. These markets are, in turn, directly influenced by conditions in the North American truck industry and generally by conditions in other industries which indirectly impact the truck industry, such as the home-building industry, and by overall economic growth and consumer spending.  Accordingly, the current economic conditions described above have led to a severe downturn in the North American truck and vehicle supply industries, which resulted in a significant decline in our sales volume and necessitated our bankruptcy filings in October 2009, as described above in “Note 1 —

Summary of Significant Accounting Policies — Chapter 11 Proceedings.”  Although current industry forecasts predict continued improvement in commercial vehicle production in 2011, we cannot accurately predict the commercial vehicle cycle.  Accordingly, any deterioration of the economic recovery may lead to further reduced spending and deterioration in the North American truck and vehicle supply industries for the foreseeable future. In February 2010, we emerged from bankruptcy with reduced financial leverage and an improved capital structure, which we believe will better enable us to operate in this economic environment.  However, we continue to be a highly leveraged company, and a delayed or failed economic recovery would continue to have a material adverse effect on our business, results of operations and financial condition.

Using the commercial vehicle industry production forecasts, we expect results from operations to improve in 2011 compared to 2010 due to increased demand for our product, improved operational efficiencies, and reduced fees and expenses related to our credit facilities.

On March 30, 2011, we, along with one other United States domestic commercial vehicle steel wheel supplier, filed antidumping and countervailing duty petitions with the United States International Trade Commission and the United States Department of Commerce alleging that manufacturers of certain steel wheels in China are dumping their products in the United States and that these manufacturers have been subsidized by their government in violation of United States trade laws.  As of the date of this filing, neither the International Trade Commission nor the Department of Commerce has issued any decision in response to our petition.  If the Department of Commerce makes a final determination that dumping or subsidies are present and the International Trade Commission determines that the domestic industry has been injured as a result, the Department of Commerce will impose duties on the covered products imported from China in order to offset the effects of the dumping and subsidies.  No assurance can be given that these determinations will be made, that duties will be imposed or as to the amount of any duties that may be imposed.

Results of Operations

In connection with our emergence from Chapter 11 bankruptcy proceedings and the adoption of fresh-start reporting, the results of operations for 2010 separately present the 2010 Successor Period and the 2010 Predecessor Period. Although the 2010 Successor Period and the 2010 Predecessor Period are distinct reporting periods, the effects of emergence and fresh-start reporting did not have a material impact on the comparability of our results of operations between the periods. Accordingly, references to 2010 results of operations for the three months ended March 31, 2010 combine the two periods in order to enhance the comparability of such information to the current year.

(Dollars in thousands)	Three months ended March 31, 2011		Three months ended March 31, 2010

Net sales:
Wheels	$91,509	41.8%	$62,140	36.8%
Components	121,722	55.6%	92,387	54.7%
Other	5,608	2.6%	14,446	8.5%
Total net sales	$218,839	100%	$168,973	100%
Gross Profit:
Wheels	16,059	17.5%	6,292	10.1%
Components	2,874	2.4%	1,017	1.1%
Other	1,030	18.4%	3,714	25.7%
Corporate	(1,504)	—%	(941)	—%
Total gross profit	18,459	8.4%	10,082	6.0%
Operating expenses	16,784	7.7%	11,961	7.1%
Income (loss) from operations	1,675	0.8%	(1,879)	(1.1)%
Interest (expense), net	(8,340)	(3.8)%	(10,989)	(6.5)%
Non-cash market valuation — convertible notes	—	—%	(50,601)	(29.9)%
Other income, net	2,004	0.9%	240	0.1%
Reorganization items (gain)	—	—%	(59,311)	(35.1)%
Income tax expense (benefit)	500	0.2%	(1,692)	(1.0)%
Net loss	$(5,161)	(2.4)%	$(2,226)	(1.3)%

Net Sales.  Net sales for the three months ended March 31, 2011, were $218.8 million, which was an increase of 29.5%, compared to net sales of $169.0 million for the three months ended March 31, 2010.  The increase was due to increased product demand from both our OEM and aftermarket customers.

Gross Profit.  Gross profit increased $8.4 million to $18.5 million for the three months ended March 31, 2011 due to the contribution from increased net sales and improvements in operating efficiencies.

Operating Expenses.  Operating expenses increased $4.8 million to $16.8 million for the three months ended March 31, 2011 primarily due to $2.1 million of higher amortization related to our other intangible assets, $0.9 million charge related to a product recall campaign, and $0.6 million of increased non-cash stock-based compensation expense.

Interest Expense.  Net interest expense decreased $2.7 million to $8.3 million for the three months ended March 31, 2011 from $11.0 million for the three months ended March 31, 2010 due to reduced debt in 2011 compared to 2010.

Market Valuation — Convertible Notes.  In connection with accounting guidance following the emergence from Chapter 11, we recorded the conversion option on our convertible notes at fair value.  Due to the change in fair value of the conversion option, we recorded a charge to income of $50.6 million during 2010.  Since the notes were converted to equity and cancelled during 2010, there is no impact to our 2011 results.

Reorganization Items.  ASC 852 requires the recognition of certain transactions directly related to the reorganization as reorganization expense in the statement of operations. The reorganization gain of $59.3 million for 2010 consisted of $25.0 million professional fees directly related to reorganization and an $84.3 million gain on the discharge and issuance of our debt instruments.

Changes in Financial Condition

At March 31, 2011, we had total assets of $865.1 million, as compared to total assets of $874.1 million at December 31, 2010.  The $9.0 million, or 1.0%, decrease in total assets primarily resulted from changes in working capital.  We define working capital as current assets (excluding cash) less current liabilities.

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

The following table summarizes the major components of our working capital as of the periods listed below:

	March 31,	December 31,
	2011	2010
Accounts receivable	$112,433	$75,702
Inventories	64,717	55,818
Deferred income taxes (current)	13,061	13,061
Other current assets	7,796	5,457
Accounts payable	(64,869)	(55,324)
Accrued payroll and compensation	(16,295)	(17,320)
Accrued interest payable	(5,083)	(12,682)
Accrued workers compensation	(6,203)	(6,994)
Other current liabilities	(20,938)	(20,200)
Working Capital	$84,619	$37,518

Significant changes in working capital included:

·            an increase in receivables of $36.7 million due to the comparative increase in revenue in the months leading up to the respective period-end dates;

·            an increase in inventory of $8.9 million due to increase in sales demand;

·            an increase of accounts payable of $9.6 million primarily due to the increase in raw material purchases in the months leading up to the respective period-end dates;

·            a decrease in accrued interest payable of $7.6 million primarily due to payment in February 2011 of our semi-annual interest payment for our senior secured notes.

Capital Resources and Liquidity

Our primary sources of liquidity during the three months ended March 31, 2011 were cash reserves.  We believe that cash from operations, existing cash reserves, and our ABL facility will provide adequate funds for our working capital needs, planned capital expenditures and debt service obligations through 2011 and the foreseeable future.  Our ability to fund working capital needs, planned capital expenditures, scheduled semi-annual interest payments, and to comply with all of the financial covenants under the Credit Agreement, depends on our future operating performance and cash flow, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

As of March 31, 2011, we had $31.7 million of cash plus $59.0 million in availability under our ABL credit facility for total liquidity of $90.7 million.

Operating Activities

Net cash used in operating activities during the three months ended March 31, 2011 amounted to $40.7 million compared to a use of $42.4 million for the period ended March 31, 2010.  The use of cash in 2011 was a result of increased working capital requirements, primarily receivables and inventories, which are expected in an environment of increasing product demand.  The primary drivers of the use in cash during 2010 were $19.3 million of cash payments for reorganization items and $25.5 million of increased working capital assets. During a period of increasing sales demand, our working capital needs also rise.

Investing Activities

Net cash used in investing activities totaled $6.0 million for the three months ended March 31, 2011 compared to a use of $3.7 million for the period ended March 31, 2010.  Our most significant cash outlays for investing activities are the purchases of property, plant and equipment.  During the three months ended March 31, 2011, we had cash inflows of $7.8 million related to the sale of certain assets.  Capital expenditures for 2011 are currently expected to be approximately $35 million to $50 million, which we expect to fund through existing cash reserves or from our ABL facility.

Financing Activities

No cash was used by financing activities for the three months ended March 31, 2011 compared to cash provided of $46.6 million during the period ended March 31, 2010.  Included in the cash amount provided during 2010 are the impacts from the Plan of Reorganization of satisfying our term loan facilities of $305.8 million, our revolving credit facility of $71.7 million, and the DIP loan facility of $25.0 million.  The three months ended March 31, 2010 also included proceeds from the issuance of $140 million of convertible notes and $309.0 million for the new senior term facility.

Bank Borrowing

Refinancing

On July 29, 2010, we completed an offering of $310.0 million aggregate principal amount of senior secured notes and entered into the ABL Credit Agreement (the “ABL facility”). We used the net proceeds from the offering of the senior secured notes, $15.0 million of borrowings under the ABL facility and cash on hand to refinance our postpetition senior credit facility and to pay related fees and expenses (the “Refinancing”).

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

Critical Accounting Policies and Estimates.  We have made a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America.  Actual results could differ significantly from those estimates under different assumptions and conditions.  We included in our Form 10-K for the year ended December 31, 2010 a discussion of our most critical accounting policies, which are those that have a material impact on our financial condition or operating performance and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Cautionary Statements Regarding Forward-Looking Statements

In this report, we have made various statements regarding current expectations or forecasts of future events, which speak only as of the date the statements, are made.  These statements are “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements are also made from time-to-time in press releases and in oral statements made by the officers of Accuride.  Forward-looking statements are identified by the words “estimate,” “project,” “anticipate,” “will continue,” “will likely result,” “expect,” “intend,” “believe,” “plan,” “predict” and similar expressions.  Forward looking statements also include, but are not limited to, statements regarding commercial vehicle market recovery, projections of revenue, income, loss, or working capital, capital expenditure levels, ability to mitigate rising raw material costs through increases in selling prices, plans for future operations, financing needs, the ultimate outcome and impact of any litigation involving Accuride, the sufficiency of our capital resources and plans and assumptions relating to the foregoing.

Such forward-looking statements are based on assumptions and estimates, which although believed to be reasonable, may turn out to be incorrect.  Therefore, undue reliance should not be placed upon these estimates and statements.  We cannot assure that any of these statements, estimates, or beliefs will be realized and actual results may differ from those contemplated in these “forward-looking statements.”  We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise.  You are advised to consult further disclosures we may make on related subjects in our filings with the SEC.  In addition to other factors discussed in this report, some of the important factors that could cause actual results to differ materially from those discussed in the forward-looking statements include, without limitation, the following:

·                  a delayed or less robust than anticipated commercial vehicle industry recovery in 2011 could have a material adverse effect on our business;

·                  the loss of a major customer could have a material adverse effect on our business;

·                  the demands of original equipment manufacturers for price reductions may adversely affect profitability;

·                  we use a substantial amount of raw steel and aluminum and are vulnerable to industry shortages, significant price increases, and surcharges, some of which we may not be able to pass through to our customers;

·                  our credit documents contain significant financial and operating covenants that may limit the discretion of management with respect to certain business matters.  We must also meet certain financial ratios and tests as described above.  Failure to comply with the obligations contained in the debt agreements could result in an event of default, and possibly the acceleration of the related debt and the acceleration of debt under other instruments evidencing debt that may contain cross-acceleration or cross-default provisions;

·                  a labor strike may disrupt our supply to our customer base;

·                  we may encounter increased competition in the future from existing competitors or new competitors;

·                  our significant indebtedness may have important consequences, including, but not limited to, impairment of our ability to obtain additional financing, reduction of funds available for operations and business opportunities or limitations on our ability to dispose of assets;

·                  significant volatility in the foreign currency markets could have an adverse effect on us;

·                  our ability to service our indebtedness is dependent upon operating cash flow;

·                  an interruption of performance of our machinery and equipment could have an adverse effect on us;

·                  an interruption in supply of metals could reduce our ability to obtain favorable sourcing of such raw materials;

·                  we may be subject to liability under certain environmental laws and the cost of compliance with these regulations could have a material adverse effect on our financial condition and may adversely affect our ability to sell or rent such property or to borrow using such property as collateral; and

·                  our success depends largely upon the abilities and experience of certain key management personnel and the loss of the services of one or more of these key personnel could have a negative impact on our business.

For further information, refer to the business description and additional risk factors sections included in our Form 10-K for the year ended December 31, 2010, as filed with the SEC.

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

Foreign Currency Risk

Certain forecasted transactions, assets, and liabilities are exposed to foreign currency risk. We monitor our foreign currency exposures to maximize the overall effectiveness of our foreign currency derivatives. The principal currency of exposure is the Canadian dollar. From time to time, we use foreign currency financial instruments to offset the impact of the variability in exchange rates on our operations, cash flows, assets and liabilities. At March 31, 2011, we had no open foreign exchange forward contracts.

Foreign currency derivative contracts provide only limited protection against currency risks. Factors that could impact the effectiveness of our currency risk management programs include accuracy of sales estimates, volatility of currency markets and the cost and availability of derivative instruments.

Raw Material/Commodity Price Risk

We rely upon the supply of certain raw materials and commodities in our production processes, and we have entered into firm purchase commitments for certain metals and natural gas. Additionally, from time to time, we use commodity price swaps and futures contracts to manage the variability in certain commodity prices on our operations and cash flows. At March 31, 2011, we had no open commodity price swaps or futures contracts.

Interest Rate Risk

We use long-term debt as a primary source of capital. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for our fixed-rate debt at March 31, 2011:

(Dollars in thousands)	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
Long-term Debt:
Fixed Rate	—	—	—	—	—	$310,000	$310,000	$344,875
Average Rate	—	—	—	—	—	9.50%	9.50%

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

Changes in Internal Control Over Financial Reporting.  During the first quarter of fiscal 2011 there were no changes to our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Indenture, dated July 29, 2010, by and among Accuride Corporation, Accuride Corporation’s domestic subsidiaries, Wilmington Trust FSB, as trustee, and Deutsche Bank Trust Company Americas, as notes priority collateral agent, registrar and paying agent, with respect to $310.0 million aggregate principal amount of 91/2% First Priority Senior Secured Notes due 2018.  Previously filed as an exhibit to Form 8-K filed on August 2, 2010 and incorporated herein by reference.

4.2	—	Form of 91/2% First Priority Senior Secured Notes due 2018 (included in Exhibit 4.4). Previously filed as an exhibit to Form 8-K filed on August 2, 2010 and incorporated herein by reference
4.3	—

Intercreditor Agreement, dated July 29, 2010, between Deutsche Bank Trust Company Americas, as initial ABL agent, and Deutsche Bank Trust Company Americas, as Senior Secured Notes Collateral Agent, and acknowledged by Accuride Corporation and its domestic subsidiaries.  Previously filed as an exhibit to Form 8-K filed on August 2, 2010 and incorporated herein by reference

4.4	—

Registration Rights Agreement, dated February 26, 2010, by and between Accuride Corporation and each of the Holders party thereto. Previously filed as an exhibit to the Form 8-K (Acc. No. 0001104659-10-012168) filed on March 4, 2010 and incorporated herein by reference.

4.5	—	Form of Warrant. Previously filed as an exhibit to the Form 8-K/A (Acc. No. 0001104659-10-012546) filed on March 5, 2010 and incorporated herein by reference.
4.6	—

Warrant Agent Agreement, dated February 26, 2010, between Accuride Corporation and American Stock Transfer and Trust Company LLC. Previously filed as an exhibit to the Form 8-K (Acc. No. 0001104659-10-012168) filed on March 4, 2010 and incorporated herein by reference.

10.1*†	—	Accuride Corporation Amended and Restated 2010 Incentive Award Plan.
10.2*	—	Form of Restricted Stock Unit Agreement. Previously filed as an exhibit to the Form 8-K (Acc. No. 0001104659-11-024183) filed on April 29, 2011 and incorporated herein by reference.
10.3*	—	Letter agreement, dated January 14, 2011, between Accuride Corporation and Richard F. Dauch. Previously filed as an exhibit to Form 8-K filed on February 1, 2011, and incorporated herein by reference.
10.4*	—

Severance and Retention Agreement, dated February 1, 2011, between Accuride Corporation and Richard F. Dauch. Previously filed as an exhibit to Form 8-K filed on February 1, 2011, and incorporated herein by reference.

10.5*	—	Release agreement, dated February 7, 2011, between Accuride Corporation and Edward J. Gulda
31.1†	—	Section 302 Certification of Richard F. Dauch in connection with the Quarterly Report of Form 10-Q on Accuride Corporation for the period ended March 31, 2011.
31.2†	—	Section 302 Certification of James H. Woodward, Jr. in connection with the Quarterly Report on Form 10-Q of Accuride Corporation for the period ended March 31, 2011.
32.1††	—	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

†              Filed herewith

††            Furnished herewith

*              Management contract or compensatory agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCURIDE CORPORATION

/s/ RICHARD F. DAUCH	Dated:	May 6, 2011
Richard F. Dauch
President and Chief Executive Officer
(Principal Executive Officer)

/s/ JAMES H. WOODWARD, Jr.	Dated:	May 6, 2011
James H. Woodward, Jr.
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ GREGORY A. RISCH	Dated:	May 6, 2011
Gregory A. Risch
Vice President and Chief Accounting Officer
(Principal Accounting Officer)