Form 10-Q
period 2011-06-30
ACCURIDE CORP
filed 2011-08-05
CIK 817979

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011.

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒ No ☐

As of August 1, 2011, 47,286,768 shares of Accuride Corporation common stock, par value $.01 per share, were outstanding.

ACCURIDE CORPORATION

PART I – FINANCIAL INFORMATION		Page
Item 1.	Condensed Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets	3
	Condensed Consolidated Statements of Operations	4
	Condensed Consolidated Statements of Stockholders’ Equity	6
	Condensed Consolidated Statements of Cash Flows	7
	Notes to Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4.	Controls and Procedures	32
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	33
Item 6.	Exhibits	34
Signatures		35
Explanatory Note:

Effective November 18, 2010, Accuride Corporation implemented a one-for-ten reverse stock split of its Common Stock.  Unless otherwise indicated, all share amounts and per share data for the Successor Company have been adjusted to reflect this reverse stock split.  See Note 1 of the consolidated financial statements.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ACCURIDE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
(In thousands, except for share and per share data)	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$35,063	$78,466
Customer receivables, net of allowance for doubtful accounts of $1,211 and $1,640 in 2011 and 2010, respectively	113,244	70,760
Other receivables	8,210	4,942
Inventories	70,774	55,818
Deferred income taxes	13,061	13,061
Income tax receivable	1,537	1,097
Prepaid expenses and other current assets	6,944	4,360
Total current assets	248,833	228,504
PROPERTY, PLANT AND EQUIPMENT, net	247,740	241,052
OTHER ASSETS:
Goodwill	187,170	177,572
Other intangible assets, net	205,167	212,656
Deferred financing costs, net of accumulated amortization of $1,565 and $711 in 2011 and 2010, respectively	9,303	10,157
Other	6,809	4,109
TOTAL	$905,022	$874,050
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$75,168	$55,324
Accrued payroll and compensation	20,716	17,320
Accrued interest payable	12,491	12,682
Accrued workers compensation	5,247	6,994
Accrued and other liabilities	19,628	20,200
Total current liabilities	133,250	112,520
LONG-TERM DEBT	322,556	302,031
DEFERRED INCOME TAXES	32,640	32,937
NON-CURRENT INCOME TAXES PAYABLE	7,683	7,683
OTHER POSTRETIREMENT BENEFIT PLAN LIABILITY	76,648	75,767
PENSION BENEFIT PLAN LIABILITY	31,797	37,194
OTHER LIABILITIES	5,321	7,819
COMMITMENTS AND CONTINGENCIES (Note 6)	—	—
STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.01 par value; 10,000,000 shares authorized	—	—
Common Stock, $0.01 par value; 80,000,000 shares authorized, 47,286,768 and 47,229,627 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively, and additional paid-in-capital	434,251	433,192
Accumulated other comprehensive loss	(8,708)	(8,561)
Accumulated deficiency	(130,416)	(126,532)
Total stockholders’ equity	295,127	298,099
TOTAL	$905,022	$874,050
See notes to unaudited condensed consolidated financial statements.

ACCURIDE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,
(In thousands except per share data)	2011	2010

NET SALES	$248,190	$195,639
COST OF GOODS SOLD	224,143	179,820
GROSS PROFIT	24,047	15,819
OPERATING EXPENSES:
Selling, general and administrative	14,710	20,235
INCOME (LOSS) FROM OPERATIONS	9,337	(4,416)
OTHER INCOME (EXPENSE):
Interest income	—	55
Interest expense	(8,400)	(10,292)
Unrealized gain on mark to market valuation of convertible debt	—	19,397
Other income, net	231	2,267
INCOME BEFORE INCOME TAXES	1,168	7,011
INCOME TAX PROVISION (BENEFIT)	(109)	501
NET INCOME	$1,277	$6,510
Weighted average common shares outstanding—basic	47,277	12,629
Basic income per share	$0.03	$0.21
Weighted average common shares outstanding—diluted	47,442	31,339
Diluted income (loss) per share	$0.03	$(0.32)

See notes to unaudited condensed consolidated financial statements.

ACCURIDE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Successor		Predecessor
	Six Months Ended June 30,	Period from February 26 to June 30,	Period from January 1 to February 26,
(In thousands except per share data)	2011	2010	2010

NET SALES	$467,029	$260,553	$104,059
COST OF GOODS SOLD	424,523	239,134	99,577
GROSS PROFIT	42,506	21,419	4,482
OPERATING EXPENSES:
Selling, general and administrative	31,494	24,601	7,595
INCOME (LOSS) FROM OPERATIONS	11,012	(3,182)	(3,113)
OTHER INCOME (EXPENSE):
Interest income	39	67	54
Interest expense	(16,779)	(13,797)	(7,550)
Unrealized loss on mark to market valuation of convertible debt	—	(31,204)	—
Other income, net	2,235	1,941	566
LOSS BEFORE REORGANIZATION ITEMS AND INCOME TAXES	(3,493)	(46,175)	(10,043)
Reorganization income	—	—	(59,311)
INCOME (LOSS) BEFORE INCOME TAXES	(3,493)	(46,175)	49,268
INCOME TAX PROVISION (BENEFIT)	391	343	(1,534)
NET INCOME (LOSS)	$(3,884)	$(46,518)	$50,802
Weighted average common shares outstanding—basic	47,259	12,629	47,572
Basic income (loss) per share	$(0.08)	$(3.68)	$1.07
Weighted average common shares outstanding—diluted	47,259	12,629	47,572
Diluted income (loss) per share	$(0.08)	$(3.68)	$1.07

See notes to unaudited condensed consolidated financial statements.

ACCURIDE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(In thousands)	Comprehensive Loss	Common Stock and Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficiency	Total Stockholders’ Equity
BALANCE at January 1, 2011	—	$433,192	$(8,561)	$(126,532)	$298,099
Net loss	$(3,884)	—	—	(3,884)	(3,884)
Stock compensation expense	—	1,280	—	—	1,280
Other	—	(221)	—	—	(221)
Other comprehensive income (loss):
Pension liability adjustment (net of tax)	(147)	—	(147)	—	(147)
Comprehensive loss	$(4,031)
BALANCE—June 30, 2011		$434,251	$(8,708)	$(130,416)	$295,127

See notes to unaudited condensed consolidated financial statements.

ACCURIDE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Successor		Predecessor
	Six Months Ended June 30,	Period from February 26 to June 30,	Period from January 1 to February 26,
(In thousands)	2011	2010	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,884)	$(46,518)	$50,802
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and impairment of property, plant and equipment	19,188	14,702	6,711
Amortization – deferred financing costs	1,379	—	694
Amortization – other intangible assets	6,765	3,719	821
Reorganization items	—	—	(59,311)
Payments on reorganization items	—	(19,722)	(12,164)
Loss on disposal of assets	444	24	3
Provision for deferred income taxes	—	(298)	(1,560)
Non-cash stock-based compensation	1,280	150	—
Non-cash change in market valuation - convertible notes	—	31,204	—
Non-cash change in market valuation – stock warrants	(2,426)	(2,868)	—
Paid-in-kind interest	—	3,500	1,769
Changes in certain assets and liabilities:
Receivables	(48,594)	(12,437)	(15,833)
Inventories	(16,415)	(7,934)	(5,736)
Prepaid expenses and other assets	(5,388)	(1,441)	1,051
Accounts payable	24,121	(5,993)	12,931
Accrued and other liabilities	(2,700)	21,622	(951)
Net cash used in operating activities	(26,230)	(22,290)	(20,773)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(22,577)	(4,775)	(1,457)
Proceeds from sale of property, plant and equipment	7,785	—	—
Payments for acquisition, net of cash received	(22,381)	—	—
Other	—	(2,382)	(555)
Net cash used in investing activities	(37,173)	(7,157)	(2,012)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from postpetition senior credit facility	—	1,500	309,019
Increase in revolving credit advance	20,000	—	—
Payment of prepetition senior credit facility	—	—	(305,814)
Proceeds from convertible notes	—	—	140,000
Payment of debtor-in-possession borrowing	—	—	(25,000)
Payment of revolving credit facility	—	—	(71,659)
Other	—	(81)	65
Net cash provided by financing activities	20,000	1,419	46,611
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(43,403)	(28,028)	23,826
CASH AND CASH EQUIVALENTS—Beginning of period	78,466	80,347	56,521
CASH AND CASH EQUIVALENTS—End of period	$35,063	$52,319	$80,347

Supplemental cash flow information:
Cash paid for interest	$15,501	$10,255	$9,393
Cash paid (received) for income taxes	839	(298)	(826)
Non-cash transactions:
Purchases of property, plant and equipment in accounts payable	$3,185	$1,277	$—
Issuance of warrants	—	—	6,618

See notes to unaudited condensed consolidated financial statements.

ACCURIDE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(AMOUNTS IN THOUSANDS, UNLESS OTHERWISE NOTED, EXCEPT SHARE AND PER SHARE DATA)

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, except that the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  However, in the opinion of Accuride Corporation (“Accuride” or the “Company”) management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the condensed consolidated financial statements have been included.

The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011.  The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited condensed consolidated financial statements and notes thereto disclosed in Accuride’s Annual Report on Form 10-K for the year ended December 31, 2010.

On January 31, 2011, substantially all of the assets and business of our Bostrom Seating subsidiary were sold to a subsidiary of Commercial Vehicle Group, Inc. for approximately $8.8 million and resulted in recognition of a $0.2 million loss on our consolidated statement of operations in the six months ended June 30, 2011.

On June 20, 2011, the Company entered into, and consummated the acquisition contemplated by, an Asset Purchase Agreement (the “Agreement”), pursuant to which the Company’s subsidiary, Accuride EMI, LLC (“Buyer”), acquired substantially all of the assets and assumed certain liabilities of Forgitron Technologies LLC (“Seller”), a manufacturer and supplier of aluminum wheels for commercial vehicles.  Pursuant to the Agreement, Buyer purchased the acquired assets for a purchase price of $22.0 million in cash, subject to a working capital adjustment.   This acquisition included an 80,000 square foot forged aluminum wheel manufacturing facility in Camden, South Carolina (“Camden”) and is consistent with the Company’s planned capacity expansion of its core Aluminum Wheel product line.

The Camden acquisition was accounted for by the acquisition method of accounting.  Under acquisition accounting, the total purchase price has been allocated to the tangible and intangible assets and liabilities of Camden based upon their preliminary fair values. The purchase price and costs associated with the Camden acquisition exceeded the preliminary fair value of the net assets acquired by approximately $9.6 million.  We anticipate finalizing the fair valuation of net assets acquired, for property, plant, and equipment, deferred taxes, intangible assets, and goodwill, during the third or fourth quarter of 2011.  In connection with the allocation of the purchase price, we recorded goodwill of approximately $9.6 million as shown in the following table:

(In thousands)

Purchase price (cash consideration)	$22,381
Net assets at fair value	12,783
Excess of purchase price over net assets acquired	$9,598

The preliminary purchase price allocation as of June 30, 2011 was as follows:

(In thousands)

Customer receivables	$1,289
Inventories	816
Prepaid expenses and other current assets	101
Property, plant, and equipment	12,088
Goodwill	9,598
Current liabilities	(1,511)
Purchase price (cash consideration)	$22,381

Chapter 11 Proceedings – On October 8, 2009, Accuride and its domestic subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”).  Prior to filing for bankruptcy, we were in default under our prepetition senior credit facility and the indenture governing our prepetition senior subordinated notes due to our failure to comply with certain financial covenants in the prepetition senior credit facility and to make the $11.7 million interest payment due August 3, 2009 on our prepetition senior subordinated notes.  On October 7, 2009, we entered into restructuring support agreements with the holders of approximately 57% of the principal amount of the loans outstanding under our prepetition senior credit facility and the holders of approximately 70% of the principal amount of our prepetition senior subordinated notes, pursuant to which the parties agreed to support a financial reorganization of the Company and its domestic subsidiaries consistent with the terms set forth therein.

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

Predecessor
Period from January 1 to February 26,
(In thousands)	2010

Debt discharge – Senior subordinate notes and interest	$252,798
Market valuation of $140 million Convertible Notes	(155,094)
Professional fees	(25,030)
Market valuation of warrants issued	(6,618)
Deferred financing fees	(3,847)
Term facility discount	(2,974)
Other	76
Total	$59,311

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

Earnings Per Common Share – Basic and diluted earnings per common share were computed as follows:

	Successor				Predecessor
	Three Months Ended June 30,		Six Months Ended June 30,	Period from February 26 to June 30,	Period from January 1 to February 26,
(In thousands except per share data)	2011	2010	2011	2010	2010

Numerator:
Net income (loss)	$1,277	$6,510	$(3,884)	$(46,518)	$50,802
Less: Earnings allocated to participating securities	—	(3,906)	—	—	—
Net income (loss) available to common stockholders - basic	$1,277	$2,604	$(3,884)	$(46,518)	$50,802

Net income (loss)	$1,277	$6,510	$(3,884)	$(46,518)	$50,802
Effect of dilutive securities:
Unrealized gain on mark to market valuation of conversion option	—	(19,397)	—	—	—
Discount amortization expense	—	231	—	—	—
PIK interest expense	—	2,625	—	—	—
Net income (loss) available to common stockholders - diluted	$1,277	$(10,031)	$(3,884)	$(46,518)	$50,802

Denominator:
Weighted average shares outstanding – Basic	47,277	12,629	47,259	12,629	45,572
Weighted average effect of dilutive securities:
Convertible notes	—	18,667	—	—	—
Effect of restricted stock units	165	43	—	—	—
Weighted average shares outstanding - Diluted	47,442	31,339	47,259	12,629	45,572

Basic income (loss) per common share	$0.03	$0.21	$(0.08)	$(3.68)	$1.07
Diluted income (loss) per common share	$0.03	$(0.32)	$(0.08)	$(3.68)	$1.07

For the three and six months ended June 30, 2011, and for the three months ended June 30, 2010, there were warrants exercisable for 2,205,882 shares of common stock not included in the computation of diluted earnings per share because the effect would be anti-dilutive.  For the period February 26, 2010 through June 30, 2010, there were warrants exercisable for 2,205,882 shares of common stock and convertible notes exercisable for 18,666,667 shares of common stock that were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.

Stock-Based Compensation –Compensation expense for share-based compensation programs was recognized as follows:

	Three Months Ended June 30,		Six Months Ended June 30	Period from February 26 to June 30,
(In thousands)	2011	2010	2011	2010

Share-based compensation expense recognized	$698	$150	$1,280	$150

On April 28, 2011 the Board of Directors of the Company approved restricted stock unit grants which will vest annually over a four year period, with 20% vesting on each of May 18, 2012, May 18, 2013, and May 18, 2014, and the final 40% vesting on May 18, 2015.  As of June 30, 2011, there was approximately $4.6 million of unrecognized pre-tax compensation expense related to share-based awards not yet vested that will be recognized over a weighted-average period of 1.3 years.

Income Tax –Under ASC 740, Income Taxes, we compute on a quarterly basis an estimated annual effective tax rate considering ordinary income and related income tax expense. Ordinary income refers to income (loss) before income tax expense excluding significant, unusual, or infrequently occurring items. The tax effect of an unusual or infrequently occurring item is recorded in the interim period in which it occurs. Other items included in income tax expense in the periods in which they occur include the cumulative effect of changes in tax laws or rates, foreign exchange gains and losses, adjustments to uncertain tax positions, and adjustments to our valuation allowance due to changes in judgment in the realizability of deferred tax assets in future years.

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

New Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.  The update amends U.S. GAAP to conform with measurement and disclosure requirements in International Financial Reporting Standards (“IFRS”). The amendments in this update change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments include the following:

1. Those that clarify the Board’s intent about the application of existing fair value measurement and disclosure requirements

2. Those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.

In addition, to improve consistency in application across jurisdictions some changes in wording are necessary to ensure that U.S. GAAP and IFRS fair value measurement and disclosure requirements are described in the same way. The amendments in this update are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011.  We are currently evaluating the impact of adopting ASU 2011-04 on the consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income.  The objective of this update is to facilitate convergence of U.S. GAAP and IFRS.  This update revises the manner in which entities present comprehensive income in their financial statements.  Entities have the option to present total comprehensive income, the components of net income, and the components of other comprehensive income as either a single, continuous statement of comprehensive income or as two separate but consecutive statements.  The amendments of this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The amendments in this update are to be applied retrospectively for all periods presented in the financial statements and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Early adoption is permitted.  We are currently evaluating the impact of adopting ASU 2011-05 on the consolidated financial statements.

Note 2 - Inventories

Inventories at June 30, 2011 and December 31, 2010, on a FIFO basis, were as follows:

	June 30, 2011	December 31, 2010
Raw materials	$23,478	$15,447
Work in process	21,396	14,096
Finished manufactured goods	25,900	26,275
Total inventories	$70,774	$55,818

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

The following represents the carrying amount of goodwill, on a reportable segment basis, as of January 1, 2011 and June 30, 2011:

	Wheels	Gunite	Brillion Iron Works	Fabco Automotive	Total
Balance as of January 1, 2011	$97,127	$62,839	$4,414	$13,192	$177,572
Additions	9,598	—	—	—	9,598
Balance as of June 30, 2011	$106,725	$62,839	$4,414	$13,192	$187,170

The addition in Wheels segment goodwill was related to the Camden acquisition.

The changes in the carrying amount of other intangible assets for the period January 1, 2011 to June 30, 2011 by reportable segment, are as follows:

	Wheels	Gunite	Brillion Iron Works	Bostrom Seating	Fabco Automotive	Corporate	Total
Balance as of January 1, 2011	$143,728	$41,417	$3,162	$1,039	$23,310	$—	$212,656
Additions	—	—	—	—	—	308	308
Sale of assets	—	—	—	(1,032)	—	—	(1,032)
Amortization	(4,601)	(1,348)	(82)	(7)	(663)	(64)	(6,765)
Balance as of June 30, 2011	$139,127	$40,069	$3,080	$—	$22,647	$244	$205,167

The summary of goodwill and other intangible assets is as follows:

		As of June 30, 2011			As of December 31, 2010
	Weighted Average Useful Lives	Gross Amount	Accumulated Amortization	Carrying Amount	Gross Amount	Accumulated Amortization	Carrying Amount
Goodwill	—	$187,170	$—	$187,170	$177,572	$—	$177,572
Other intangible assets:
Non-compete agreements	2.0	$308	$64	$244	$—	$—	$—
Trade names	—	34,100	—	34,100	34,100	—	34,100
Technology	10.0	38,986	5,280	33,706	40,018	2,240	37,778
Customer relationships	20.0	146,994	9,877	137,117	146,994	6,216	140,778
		$220,388	$15,221	$205,167	$221,112	$8,456	$212,656

We estimate that our amortization expense for our other intangible assets for 2011 through 2015 will be approximately $12.5 million for 2011 and $11.3 million for each year from 2012 through 2015.

Note 4 – Comprehensive income (loss)

Comprehensive income (loss) for the period is summarized as follows:

	Successor				Predecessor
	Three Months Ended June 30,		Six Months Ended June 30,	Period from February 26 to June 30,	Period from January 1 to February 26,
(In thousands)	2011	2010	2011	2010	2010

Net income (loss)	$1,277	$6,510	$(3,884)	$(46,518)	$50,802
Other comprehensive income (loss), net of tax:
Pension liability adjustment	(28)	802	(147)	802	—
Total comprehensive income (loss)	$1,249	$7,312	$(4,031)	$(45,716)	$50,802

Included in accumulated other comprehensive income (loss) is the impact of pension liability fluctuations in the Canadian dollar to U.S. dollar exchange rate related to our Canadian pension plans.

Note 5 - Pension and Other Postretirement Benefit Plans

Components of net periodic benefit cost for the periods ended:

	Pension Benefits		Other Benefits
	Three Months ended June 30,		Three Months ended June 30,
	2011	2010	2011	2010
Service cost-benefits earned during the period	$385	$393	$130	$90
Interest cost on projected benefit obligation	3,015	2,917	1,079	951
Expected return on plan assets	(3,247)	(3,287)	—	—
Amortization of net transition obligation	—	3	—	—
Amortization of prior service (credit) cost	11	75	—	(393)
Amortization of (gain)/loss	—	878	—	(1)
Total benefits cost charged to income	$164	$979	$1,209	$647

	Pension Benefits			Other Benefits
	Successor		Predecessor	Successor		Predecessor
	Six Months Ended June 30,	Period from February 26 to June 30,	Period from January 1 to February 26,	Six Months Ended June 30,	Period from February 26 to June 30,	Period from January 1 to February 26,
	2011	2010	2010	2011	2010	2010
Service cost-benefits earned during the period	$769	$528	$269	$259	$121	$61
Interest cost on projected benefit obligation	6,020	3,912	1,989	2,157	1,272	642
Expected return on plan assets	(6,482)	(4,410)	(2,245)	—	—	—
Amortization of net transition obligation	—	4	2	—	—	—
Amortization of prior service (credit) cost	22	101	53	—	(524)	(261)
Amortization of (gain)/loss	—	1,179	603	—	(1)	—
Total benefits cost charged to income	$329	$1,314	$671	$2,416	$868	$442

For the six months ended June 30, 2011, $7.7 million has been contributed to our sponsored pension plans.  We presently anticipate contributing an additional $6.1 million to fund our pension plans during 2011 for a total of $13.8 million.

Note 6 – Commitments and Contingencies

We are from time to time involved in various legal proceedings of a character normally incidental to our business. We do not believe that the outcome of these proceedings will have a material effect on our consolidated financial condition or results of our operations and cash flows.

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

As of June 30, 2011, we had an environmental reserve of approximately $1.5 million, related primarily to our foundry operations. This reserve is based on management’s review of potential liabilities as well as cost estimates related thereto. The reserve takes into account the benefit of a contractual indemnity given to us by a prior owner of our wheel-end subsidiary. The failure of the indemnitor to fulfill its obligations could result in future costs that may be material. Any expenditures required for us to comply with applicable environmental laws and/or pay for any remediation efforts will not be reduced or otherwise affected by the existence of the environmental reserve. Our environmental reserve may not be adequate to cover our future costs related to the sites associated with the environmental reserve, and any additional costs may have a material adverse effect on our business, results of operations or financial condition. The discovery of additional environmental issues, the modification of existing laws or regulations or the promulgation of new ones, more vigorous enforcement by regulators, the imposition of joint and several liability under CERCLA or analogous state laws, or other unanticipated events could also result in a material adverse effect.

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

As of June 30, 2011, we had approximately 3,173 employees, of which 638 were salaried employees with the remainder paid hourly. Unions represent approximately 1,836 of our employees, which is approximately 58% of our total employees. Each of our unionized facilities has a separate contract with the union that represents the workers employed at such facility. The union contracts expire at various times over the next few years with the exception of our union contract that covers the hourly employees at our Monterrey, Mexico, facility, which expires on an annual basis in January unless otherwise renewed. The 2011 negotiations in Monterrey were successfully completed prior to the expiration of our union contract and the contract at our Elkhart, Indiana facility was extended through April 2012. In 2011, we have contracts expiring at our Brillion and Livermore facilities.  We do not anticipate that the outcome of the 2011 negotiations will have a material adverse effect on our operating performance or costs.

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

The carrying amounts of cash and cash equivalents, trade receivables, and accounts payable approximate fair value because of the relatively short maturity of these instruments.  The fair value of debt at June 30, 2011 and December 31, 2010 was $351.7 million and $335.6 million, respectively.  The carrying amounts and related estimated fair values for our remaining financial instruments as of June 30, 2011 and December 31, 2010 are as follows:

		Fair Value
As of June 30, 2011	Carrying Amount	Level 1	Level 2	Level 3
Liabilities
Common stock warrants	$1,544	$1,544	—	—

		Fair Value
As of December 31, 2010	Carrying Amount	Level 1	Level 2	Level 3
Liabilities
Common stock warrants	$3,971	$3,971	—	—

Our warrants are included as a component of other long term liabilities.

Fair values relating to derivative financial instruments reflect the estimated amounts that we would receive or pay to terminate the contracts at the reporting date based on quoted market prices of comparable contracts as of the balance sheet date.

The following table summarizes changes in fair value of our Level 3 assets and (liabilities) for the periods January 1, 2010 to February 26, 2010 and February 26, 2010 to June 30, 2010.  There were no Level 3 assets or liabilities for the six month period ending June 30, 2011:

	Prepetition Common Stock Warrants	Postpetition Common Stock Warrants	Conversion Option within our Convertible Notes
Balance at January 1, 2010	$(76)	$—	$—
Net settlements	76	—	—
Issuance of securities	—	6,618	170,989
Balance at February 26, 2010	$—	$6,618	$170,989
Unrealized (gain) loss	—	(2,868)	31,204
Balance at June 30, 2010	$—	$3,750	$202,193

Note 8 – Segment Reporting

Based on our continual monitoring of the long-term economic characteristics, products and production processes, class of customer, and distribution methods of our operating segments, we have identified each of our operating segments below as reportable segments.  We believe this segmentation is appropriate based upon operating decisions and performance assessments by our President and Chief Executive Officer, who joined us in February 2011 and has increased the level of details reviewed during the three months ended June 30, 2011.  The accounting policies of the reportable segments are the same as described in Note 1, Summary of Significant Accounting Policies.

	Successor				Predecessor
	Three Months Ended June 30,		Six Months Ended June 30,	Period from February 26 to June 30,	Period from January 1 to February 26,
	2011	2010	2011	2010	2010
Net sales:
Wheels	$102,927	$70,065	$194,436	$93,826	$38,379
Gunite	67,093	57,156	126,324	75,755	29,804
Brillion Iron Works	38,194	24,449	73,454	32,566	11,442
Bostrom Seating	—	6,278	2,339	8,337	3,973
Imperial Group	33,658	19,948	58,553	26,345	12,022
Fabco Automotive	6,318	14,456	11,923	17,376	4,954
Brillion Farm	—	3,287	—	6,348	3,485
Consolidated total	$248,190	$195,639	$467,029	$260,553	$104,059

Income (loss) from operations:
Wheels	$12,136	$4,950	$23,624	$6,325	$2,663
Gunite	3,793	1,960	2,074	2,886	277
Brillion Iron Works	689	827	1,423	1,836	(986)
Bostrom Seating	—	(714)	(114)	(745)	(528)
Imperial Group	1,762	(1,040)	2,892	(1,633)	(1,011)
Fabco Automotive	877	3,637	1,223	3,885	953
Brillion Farm	—	588	—	1,083	707
Corporate / Other	(9,920)	(14,624)	(20,110)	(16,819)	(5,188)
Consolidated total	$9,337	$(4,416)	$11,012	$(3,182)	$(3,113)

        Excluded from net sales above, are inter-segment sales from Brillion Iron Works to Gunite.  During the three months ended June 30, 2011and June 30, 2010 inter-segment sales were $8,589 and $6,083, respectively.  For the six month period ending June 30, 2011, the period January 1, 2010 to February 26, 2010 and the period February 26, 2010 to June 30, 2010, inter-segment sales were $17,065, $2,942, and $9,095, respectively.

	As of
	June 30, 2011	December 31, 2010
Total assets:
Wheels	$525,431	$482,175
Gunite	181,051	157,233
Brillion Iron Works	64,783	53,914
Bostrom Seating	—	13,985
Imperial Group	39,395	29,793
Fabco Automotive	47,928	44,881
Brillion Farm	—	3,625
Corporate / Other	46,434	88,444
Consolidated total	$905,022	$874,050

Note 9 - Debt

As of June 30, 2011, total debt was $322.6 million consisting of $302.6 million of our outstanding 9.5% senior secured notes, net of discount and a $20.0 million draw on our ABL facility.  As of December 31, 2010, total debt consisted of $302.0 of our outstanding 9.5% senior secured notes, net of discount.

Our credit documents (the ABL facility and the indenture governing the senior secured notes) contain operating covenants that limit the discretion of management with respect to certain business matters.  These covenants place significant restrictions on, among other things, the ability to incur additional debt, to pay dividends, to create liens, to make certain payments and investments and to sell or otherwise dispose of assets and merge or consolidate with other entities.  In addition, the ABL facility contains a financial covenant which requires us to maintain a fixed charge coverage ratio during any compliance period, which is anytime when the excess availability is less than or equal to the greater of $10.0 million or 15 percent of the total commitment under the ABL facility.  Due to the amount of our excess availability (as calculated under the ABL facility), as of June 30, 2011, the Company is not currently in a compliance period and, we do not have to maintain a fixed charge coverage ratio, although this is subject to change.

Note 10 – Guarantor and Non-guarantor Financial Statements

Our senior secured notes are, jointly and severally, unconditionally guaranteed, on a senior basis, by all of our existing and future 100% owned domestic subsidiaries (“Guarantor Subsidiaries”). The non-guarantor subsidiaries are our foreign subsidiaries.  The following condensed financial information illustrates the composition of the combined Guarantor Subsidiaries:

CONDENSED CONSOLIDATED BALANCE SHEET

	June 30, 2011
(in thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
ASSETS
Cash and cash equivalents	$29,356	$(648)	$6,355	$—	$35,063
Accounts and other receivables, net	63,557	171,354	8,056	(121,513)	121,454
Inventories	21,794	43,939	5,041	—	70,774
Other current assets	6,900	8,930	5,712	—	21,542
Total current assets	121,607	223,575	25,164	(121,513)	248,833
Property, plant, and equipment, net	56,938	129,893	60,909	—	247,740
Goodwill	106,725	80,445	—	—	187,170
Intangible assets, net	139,371	65,796	—	—	205,167
Investments in and advances to subsidiaries and affiliates	359,796	—	—	(359,796)	—
Other non-current assets	10,067	3,044	3,001	—	16,112
TOTAL	$794,504	$502,753	$89,074	$(481,309)	$905,022
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$9,983	$56,466	$8,719	$—	$75,168
Accrued payroll and compensation	5,084	10,432	5,200	—	20,716
Accrued interest payable	12,491	—	—	—	12,491
Accrued and other liabilities	107,465	18,250	20,673	(121,513)	24,875
Total current liabilities	135,023	85,148	34,592	(121,513)	133,250
Long term debt	322,556	—	—	—	322,556
Deferred and non-current income taxes	26,431	6,516	7,376	—	40,323
Other non-current liabilities	15,367	79,416	18,983	—	113,766
Stockholders’ equity	295,127	331,673	28,123	(359,796)	295,127
TOTAL	$794,504	$502,753	$89,074	$(481,309)	$905,022

	December 31, 2010
(in thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
ASSETS
Cash and cash equivalents	$75,114	$(2,225)	$5,577	—	$78,466
Accounts and other receivables, net	43,503	157,742	5,071	$(130,614)	75,702
Inventories	19,020	32,063	4,735	—	55,818
Other current assets	3,546	9,237	5,735	—	18,518
Total current assets	141,183	196,817	21,118	(130,614)	228,504
Property, plant, and equipment, net	45,909	131,092	64,051	—	241,052
Goodwill	97,127	80,445	—	—	177,572
Intangible assets, net	143,728	68,928	—	—	212,656
Investments in and advances to subsidiaries and affiliates	349,455	—	—	(349,455)	—
Other non-current assets	10,977	2,329	960	—	14,266
TOTAL	$788,379	$479,611	$86,129	$(480,069)	$874,050
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$9,563	$39,641	$6,120	—	$55,324
Accrued payroll and compensation	3,683	8,728	4,909	—	17,320
Accrued interest payable	12,682	—	—	—	12,682
Accrued and other liabilities	115,380	21,588	20,840	$(130,614)	27,194
Total current liabilities	141,308	69,957	31,869	(130,614)	112,520
Long term debt	302,031	—	—	—	302,031
Deferred and non-current income taxes	26,664	6,516	7,440	—	40,620
Other non-current liabilities	20,277	80,488	20,015	—	120,780
Stockholders’ equity	298,099	322,650	26,805	(349,455)	298,099
TOTAL	$788,379	$479,611	$86,129	$(480,069)	$874,050

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor Three Months Ended June 30, 2011
(in thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$111,793	$139,665	$40,510	$(43,778)	$248,190
Cost of goods sold	98,258	131,437	38,226	(43,778)	224,143
Gross profit	13,535	8,228	2,284	—	24,047
Operating expenses 41,785	12,364	2,280	66	—	14,710
Income from operations	1,171	5,948	2,218	—	9,337
Other income (expense):
Interest expense, net	(8,185)	(28)	(187)	—	(8,400)
Equity in earnings of subsidiaries	7,526	—	—	(7,526)	—
Other income (expense), net 1,156	407	22	(198)	—	231
Income before income taxes	919	5,942	1,833	(7,526)	1,168
Income tax provision (benefit)	(358)	—	249	—	(109)
Net income	$1,277	$5,942	$1,584	$(7,526)	$1,277

	Successor Three Months Ended June 30, 2010
(in thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$91,435	$105,109	$27,852	$(28,757)	$195,639
Cost of goods sold	88,484	93,730	26,363	(28,757)	179,820
Gross profit	2,951	11,379	1,489	—	15,819
Operating expenses 41,785	16,466	3,699	70	—	20,235
Income (loss) from operations	(13,515)	7,680	1,419	—	(4,416)
Other income (expense):
Interest expense, net	(10,427)	(33)	223	—	(10,237)
Equity in earnings of subsidiaries	7,151	—	—	(7,151)	—
Other income (expense), net 1,156	23,162	97	(1,595)	—	21,664
Income before income taxes	6,371	7,744	47	(7,151)	7,011
Income tax provision (benefit)	(139)	—	640	—	501
Net income (loss)	$6,510	$7,744	$(593)	$(7,151)	$6,510

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor Six Months Ended June 30, 2011
(in thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$213,196	$260,249	$78,250	$(84,666)	$467,029
Cost of goods sold	190,569	244,942	73,678	(84,666)	424,523
Gross profit	22,627	15,307	4,572	—	42,506
Operating expenses 41,785	25,268	6,077	149	—	31,494
Income (loss) from operations	(2,641)	9,230	4,423	—	11,012
Other income (expense):
Interest expense, net	(16,307)	(61)	(372)	—	(16,740)
Equity in earnings of subsidiaries	11,755	—	—	(11,755)	—
Other income (expense), net 1,156	2,870	(146)	(489)	—	2,235
Income (loss) before income taxes	(4,323)	9,023	3,562	(11,755)	(3,493)
Income tax provision (benefit)	(439)	—	830	—	391
Net income (loss)	$(3,884)	$9,023	$2,732	$(11,755)	$(3,884)

	Successor Period from February 26 to June 30, 2010
(in thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$122,316	$140,924	$37,999	$(40,686)	$260,553
Cost of goods sold	120,851	124,360	34,609	(40,686)	239,134
Gross profit	1,465	16,564	3,390	—	21,419
Operating expenses 41,785	19,515	4,985	101	—	24,601
Income (loss) from operations	(18,050)	11,579	3,289	—	(3,182)
Other income expense:
Interest expense, net	(13,567)	(44)	(119)	—	(13,730)
Equity in earnings of subsidiaries	13,060	—	—	(13,060)	—
Other income (expense), net 1,156	(28,258)	164	(1,169)	—	(29,263)
Income (loss) before income taxes	(46,815)	11,699	2,001	(13,060)	(46,175)
Income tax provision (benefit)	(297)	—	640	—	343
Net income (loss)	$(46,518)	$11,699	$1,361	$(13,060)	$(46,518)

	Predecessor Period from January 1 to February 26, 2010
(in thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$47,897	$56,971	$14,011	$(14,820)	$104,059
Cost of goods sold	45,553	54,526	14,318	(14,820)	99,577
Gross profit (loss)	2,344	2,445	(307)	—	4,482
Operating expenses 41,785	5,327	2,216	52	—	7,595
Income (loss) from operations	(2,983)	229	(359)	—	(3,113)
Other income (expense):
Interest expense, net	(6,804)	(21)	(671)	—	(7,496)
Equity in earnings of subsidiaries	(826)	—	—	826	—
Other income (expense), net 1,156	547	49	(30)	—	566
Income (loss) before reorganization items and income taxes	(10,066)	257	(1,060)	826	(10,043)
Reorganization expense (income)	(59,334)	21	2	—	(59,311)
Income tax benefit	(1,534)	—	—	—	(1,534)
Net income (loss)	$50,802	$236	$(1,062)	$826	$50,802

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor Six Months Ended June 30, 2011
(in thousands)	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,884)	$9,023	$2,732	$(11,755)	$(3,884)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	4,161	11,153	3,874	—	19,188
Amortization – deferred financing costs	1,379	—	—	—	1,379
Amortization – other intangible assets	4,665	2,100	—	—	6,765
Change in warrant liability	(2,426)	—	—	—	(2,426)
Loss (gain) on disposal of assets	(580)	1,023	1	—	444
Equity in earnings of subsidiaries and affiliates	(11,755)	—	—	11,755	—
Non-cash stock-based compensation	1,280	—	—	—	1,280
Change in other operating items	(32,554)	(11,810)	(4,612)	—	(48,976)
Net cash provided by (used in) operating activities	(39,714)	11,489	1,995	—	(26,230)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(3,663)	(17,697)	(1,217)	—	(22,577)
Other	(22,381)	7,785	—	—	(14,596)
Net cash used in investing activities	(26,044)	(9,912)	(1,217)	—	(37,173)

CASH FLOWS FROM FINANCING ACTIVITIES:
Other	20,000	—	—	—	20,000
Net cash provided by financing activities	20,000	—	—	—	20,000

Increase (decrease) in cash and cash equivalents	(45,758)	1,577	778	—	(43,403)
Cash and cash equivalents, beginning of year	75,114	(2,225)	5,577	—	78,466
Cash and cash equivalents, end of period	$29,356	$(648)	$6,355	$—	$35,063

	Successor Period from February 26 to June 30, 2010
(in thousands)	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(46,518)	$11,699	$1,361	$(13,060)	$(46,518)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	3,966	8,875	1,861	—	14,702
Amortization – other intangible assets	1,903	1,816	—	—	3,719
Loss on disposal of assets	3	19	2	—	24
Deferred income taxes	(298)	—	—	—	(298)
Payments on reorganization items	(19,722)	—	—	—	(19,722)
Paid-in-kind interest	3,500	—	—	—	3,500
Non-cash stock-based compensation	150	—	—	—	150
Equity in earnings of subsidiaries and affiliates	(13,060)	—	—	13,060	—
Non-cash change in market valuation - convertible notes	31,204	—	—	—	31,204
Change in warrant liability	(2,868)	—	—	—	(2,868)
Change in other operating items	10,819	(16,090)	(912)	—	(6,183)
Net cash provided by (used in) operating activities	(30,921)	6,319	2,312	—	(22,290)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(920)	(3,419)	(436)	—	(4,775)
Other	(2,512)	130	—	—	(2,382)
Net cash used in investing activities	(3,432)	(3,289)	(436)	—	(7,157)

CASH FLOWS FROM FINANCING ACTIVITIES:
Other	1,419	—	—	—	1,419
Net cash provided by financing activities	1,419	—	—	—	1,419

Increase (decrease) in cash and cash equivalents	(32,934)	3,030	1,876	—	(28,028)
Cash and cash equivalents, beginning of period	80,971	(4,264)	3,640	—	80,347
Cash and cash equivalents, end of period	$48,037	$(1,234)	$5,516	$—	$52,319

	Predecessor Period from January 1 to February 26, 2010
(in thousands)	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$50,802	$236	$(1,062)	$826	$50,802
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,205	4,527	979	—	6,711
Amortization – deferred financing costs	690	—	4	—	694
Amortization – other intangible assets	31	790	—	—	821
Reorganization items	(59,334)	21	2	—	(59,311)
Payments on reorganization items	(12,164)	—	—	—	(12,164)
Paid-in-kind interest	1,769	—	—	—	1,769
Loss on disposal of assets	2	1	—	—	3
Equity in earnings of subsidiaries and affiliates	826	—	—	(826)	—
Deferred income taxes	(1,560)	—	—	—	(1,560)
Change in other operating items	(752)	(6,636)	(1,150)	—	(8,538)
Net cash used in operating activities	(18,485)	(1,061)	(1,227)	—	(20,773)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(60)	(1,377)	(20)	—	(1,457)
Other	(600)	45	—	—	(555)
Net cash used in investing activities	(660)	(1,332)	(20)	—	(2,012)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from debt issuance	46,611	—	—	—	46,611
Net cash provided by financing activities	46,611	—	—	—	46,611

Increase (decrease) in cash and cash equivalents	27,466	(2,393)	(1,247)	—	23,826
Cash and cash equivalents, beginning of year	53,505	(1,871)	4,887	—	56,521
Cash and cash equivalents, end of period	$80,971	$(4,264)	$3,640	$—	$80,347

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The accompanying unaudited condensed interim consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and such principles are applied on a basis consistent with the information reflected in our Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC.  In the opinion of management, the interim financial information includes all adjustments and accruals, consisting only of normal recurring adjustments and adjustments related to fresh start accounting as noted in Note 1 – Summary of Significant Accounting Policies, which are necessary for a fair presentation of results for the respective interim periods.  The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2011 or any interim period.  Except for the historical information contained herein, this quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties.  Our actual results may differ materially from those indicated by such forward-looking statements.

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

Our diversified customer base includes substantially all of the leading commercial vehicle OEMs, such as Daimler Truck North America, LLC, with its Freightliner and Western Star brand trucks, PACCAR, with its Peterbilt and Kenworth brand trucks, Navistar, with its International brand trucks, and Volvo/Mack, with its Volvo and Mack brand trucks. Our primary commercial trailer customers include leading commercial trailer OEMs, such as Great Dane Limited Partnership and Wabash National, Inc. Our major light truck customer is General Motors Corporation. Our product portfolio is supported by strong sales, marketing and design engineering capabilities and is manufactured in 16 strategically located, technologically-advanced facilities across the United States, Mexico and Canada.

The heavy- and medium-duty truck and commercial trailer markets and the related aftermarket are the primary drivers of our sales. These markets are, in turn, directly influenced by conditions in the North American truck industry and generally by conditions in other industries which indirectly impact the truck industry, such as the home-building industry, and overall economic growth and consumer spending.  Although the commercial vehicle industry has begun to recover from the market trough in 2009 and current industry forecasts predict continual improvement in commercial vehicle production for the remainder of 2011 and into 2012, economic uncertainty continues and we cannot accurately predict the commercial vehicle cycle.  Accordingly, any deterioration of the economic recovery may undermine the recovery of the commercial vehicle market.  We continue to be a highly leveraged company, and a delayed or failed economic recovery could have a material adverse effect on our business, results of operations and financial condition.

Using the commercial vehicle industry production forecasts, we expect results from operations to continue to improve in 2011 compared to 2010 due to increased demand for our product, improved operational efficiencies, and a reduction in payments of reorganization items.

On March 30, 2011, we, along with one other United States domestic commercial vehicle steel wheel supplier, filed antidumping and countervailing duty petitions with the United States International Trade Commission and the United States Department of Commerce alleging that manufacturers of certain steel wheels in China are dumping their products in the United States and that these manufacturers have been subsidized by their government in violation of United States trade laws.  In May 2011, the International Trade Commission issued a preliminary determination that there was a reasonable indication that the U.S. steel wheel industry is materially injured or threatened with material injury by reason of imports from China of certain steel wheels, and began the final phase of its investigation, which continues.  If the Department of Commerce makes a final determination that dumping or subsidies are present and the International Trade Commission determines that the domestic industry has been injured as a result, the Department of Commerce will impose duties on the covered products imported from China in order to offset the effects of the dumping and subsidies.  No assurance can be given that these determinations will be made, that duties will be imposed or as to the amount of any duties that may be imposed.

Results of Operations

In connection with our emergence from Chapter 11 bankruptcy proceedings and the adoption of fresh-start reporting, the results of operations for the six months ended June 30, 2010 separately present the 2010 Successor Period and the 2010 Predecessor Period. Although the 2010 Successor Period and the 2010 Predecessor Period are distinct reporting periods, the effects of emergence and fresh-start reporting did not have a material impact on the comparability of our results of operations between the periods. Accordingly, references to 2010 results of operations for the six months ended June 30, 2010 combine the two periods in order to enhance the comparability of such information to the current year.  A summary of our operating results for the three and six months ended June 30, 2011 and 2010 and as a percentage of net sales is shown below.

(Dollars in thousands)	Three months ended June 30, 2011		Three months ended June 30, 2010

Net sales:
Wheels	$102,927	41.5%	$70,065	35.8%
Gunite	67,093	27.0%	57,156	29.2%
Brillion Iron Works	38,194	15.4%	24,449	12.5%
Bostrom Seating	—	—%	6,278	3.2%
Imperial Group	33,658	13.6%	19,948	10.2%
Fabco Automotive	6,318	2.5%	14,456	7.4%
Brillion Farm	—	—%	3,287	1.7%
Total net sales	$248,190	100%	$195,639	100%
Gross Profit:
Wheels	16,060	15.6%	7,964	11.4%
Gunite	4,839	7.2%	3,048	5.3%
Brillion Iron Works	1,001	2.6%	1,231	5.0%
Bostrom Seating	—	—%	(254)	(4.0)%
Imperial Group	1,762	5.2%	(1,026)	(5.1)%
Fabco Automotive	1,603	25.4%	4,584	31.7%
Brillion Farm	—	—%	1,142	34.7%
Corporate / Other	(1,218)	—%	(870)	—%
Total gross profit	24,047	9.7%	15,819	8.1%
Operating expenses	14,710	5.9%	20,235	10.3%
Income (loss) from operations	9,337	3.8%	(4,416)	(2.3)%
Interest (expense), net	(8,400)	(3.4)%	(10,237)	(5.2)%
Non-cash market valuation – convertible notes	—	—%	19,397	9.9%
Other income, net	231	0.1%	2,267	1.2%
Income tax provision (benefit)	(109)	—%	501	0.3%
Net income	$1,277	0.5%	$6,510	3.3%

Net Sales.  Net sales for the three months ended June 30, 2011, were $248.2 million, which was an increase of 26.9%, compared to net sales of $195.6 million for the three months ended June 30, 2010.  The increase was driven by the increasing industry demand for commercial vehicles, sales in our Wheels and Imperial groups increased by 46.9 percent and 68.7 percent respectively.  Sales from Brillion Iron Works increased 56.2 percent reflecting improved industrial demand for gray and ductile iron castings.  Gunite sales increased year over year by only 17.4 percent reflecting current drum machining capacity constraints and a mix shift away from higher priced aftermarket sales toward lower priced OEM sales.  Fabco’s prior year sales reflected military contracts not repeated in the current period.

Gross Profit.  Gross profit increased $8.2 million to $24.0 million for the three months ended June 30, 2011 due to the contribution from increased net sales.  Despite the significant increase in sales, Brillion Iron Works continues to struggle to convert the increased sales into profitability, which reflects inefficiencies associated with the steep ramp-up in volume, capacity limitations on some of the more profitable production lines, and raw material cost increases.  Selected customer price increases have been negotiated and are expected to be reflected in Brillion’s results for the second half of 2011.

Operating Expenses.  Operating expenses decreased $5.5 million to $14.7 million for the three months ended June 30, 2011 primarily due to expenses incurred during 2010 related to the Company’s restructuring initiatives.

Interest Expense.  Net interest expense decreased $1.8 million to $8.4 million for the three months ended June 30, 2011 from $10.2 million for the three months ended June 30, 2010 due to reduced debt in 2011 compared to 2010.

Market Valuation – Convertible Notes.  In connection with accounting guidance following the emergence from Chapter 11, we recorded the conversion option on our convertible notes at fair value.  Due to the decrease in value of the conversion option, we recorded income of $19.4 million during the three months ended June 30, 2010.  Since the notes were converted to equity and cancelled during 2010, there is no impact to our 2011 results.

(Dollars in thousands)	Six months ended June 30, 2011		Six months ended June 30, 2010

Net sales:
Wheels	$194,436	41.6%	$132,205	36.3%
Gunite	126,324	27.1%	105,559	28.9%
Brillion Iron Works	73,454	15.7%	44,008	12.1%
Bostrom Seating	2,339	0.5%	12,310	3.4%
Imperial Group	58,553	12.5%	38,367	10.5%
Fabco Automotive	11,923	2.6%	22,330	6.1%
Brillion Farm	—	—%	9,833	2.7%
Total net sales	$467,029	100%	$364,612	100%
Gross Profit:
Wheels	32,119	16.5%	14,256	10.8%
Gunite	5,360	4.2%	5,025	4.8%
Brillion Iron Works	2,087	2.8%	1,712	3.9%
Bostrom Seating	(6)	(0.3)%	(301)	(2.4)%
Imperial Group	2,892	4.9%	(2,418)	(6.3)%
Fabco Automotive	2,776	23.3%	6,357	28.5%
Brillion Farm	—	—%	3,081	31.3%
Corporate / Other	(2,722)	—%	(1,811)	—%
Total gross profit	42,506	9.1%	25,901	7.1%
Operating expenses	31,494	6.7%	32,196	8.8%
Income (loss) from operations	11,012	2.4%	(6,295)	(1.7)%
Interest (expense), net	(16,740)	(3.6)%	(21,226)	(5.8)%
Non-cash market valuation – convertible notes	—	—%	(31,204)	(8.6)%
Other income, net	2,235	0.5%	2,507	0.7%
Reorganization items (gain)	—	—%	(59,311)	(16.3)%
Income tax provision (benefit)	391	0.1%	(1,191)	(0.3)%
Net income (loss)	$(3,884)	(0.8)%	$4,284	1.2%

Net Sales.  Combined net sales for the six months ended June 30, 2011, were $467.0 million, which was an increase of 28.1%, compared to net sales of $364.6 million for the six months ended June 30, 2010.  The factors affecting the year to date results are similar to those of the second quarter as explained above.

Gross Profit.  Gross profit increased $16.6 million to $42.5 million for the six months ended June 30, 2011 due to the contribution from increased net sales.

Interest Expense.  Net interest expense decreased $4.5 million to $16.7 million for the six months ended June 30, 2011 from $21.2 million for the six months ended June 30, 2010 due to reduced debt in 2011 compared to 2010.

Market Valuation – Conversion Option on Convertible Notes.  Following the emergence from Chapter 11, we recorded the conversion option on our convertible notes at fair value.  Due to the increase in value of the conversion option, we recorded a charge to income of $31.2 million during the six months ended June 30, 2010.  Since the notes were converted to equity and cancelled during 2010, there is no impact to our 2011 results.

Reorganization Items.  ASC 852 requires the recognition of certain transactions directly related to the reorganization as reorganization expense in the statement of operations. The reorganization gain of $59.3 million for 2010 consisted of $25.0 million professional fees directly related to reorganization and an $84.3 million gain on the discharge and issuance of our debt instruments.

Changes in Financial Condition

At June 30, 2011, we had total assets of $905.0 million, as compared to total assets of $874.1 million at December 31, 2010.  The $30.9 million, or 3.5%, increase in total assets primarily resulted from changes in working capital.  We define working capital as current assets (excluding cash) less current liabilities.

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

The following table summarizes the major components of our working capital as of the periods listed below:

	June 30,	December 31,
	2011	2010
Accounts receivable	$121,454	$75,702
Inventories	70,774	55,818
Deferred income taxes (current)	13,061	13,061
Other current assets	8,481	5,457
Accounts payable	(75,168)	(55,324)
Accrued payroll and compensation	(20,716)	(17,320)
Accrued interest payable	(12,491)	(12,682)
Accrued workers compensation	(5,247)	(6,994)
Other current liabilities	(19,628)	(20,200)
Working Capital	$80,520	$37,518

Significant changes in working capital included:
•	an increase in receivables of $45.8 million due to the comparative increase in revenue in the months leading up to the respective period-end dates;
•	an increase in inventory of $15.0 million due to increase in sales demand;
•	an increase of accounts payable of $19.9 million primarily due to the increase in raw material purchases in the months leading up to the respective period-end dates.

Capital Resources and Liquidity

Our primary sources of liquidity during the six months ended June 30, 2011 were cash reserves.  We believe that cash from operations, existing cash reserves, and our ABL facility will provide adequate funds for our working capital needs, planned capital expenditures and debt service obligations through 2011 and the foreseeable future.  Our ability to fund working capital needs, planned capital expenditures, scheduled semi-annual interest payments, and to comply with all of the financial covenants under the Credit Agreement, depends on our future operating performance and cash flow, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

As of June 30, 2011, we had $35.1 million of cash plus $39.0 million in availability under our ABL credit facility for total liquidity of $74.1 million.  In June 2011, we had a $20.0 million advance on our ABL credit facility to partially finance the acquisition of the Camden, South Carolina operations.

Operating Activities

Net cash used in operating activities during the six months ended June 30, 2011 amounted to $26.2 million compared to a use of $43.1 million for the period ended June 30, 2010.  The use of cash in 2011 was a result of increased working capital requirements, primarily receivables and inventories, which are expected in an environment of increasing product demand.  The primary drivers of the use in cash during 2010 were $31.9 million of cash payments for reorganization items and $14.7 million of increased working capital assets.

Investing Activities

Net cash used in investing activities totaled $37.2 million for the six months ended June 30, 2011 compared to a use of $9.2 million for the period ended June 30, 2010.  Our most significant cash outlays for investing activities are the purchases of property, plant and equipment.  During the six months ended June 30, 2011, we had cash inflows of $7.8 million related to the sale of certain assets and cash outflows of $22.4 million related to the acquisition of our Camden, South Carolina facility, net of cash received.  Capital expenditures for 2011 are currently expected to be approximately $67 million, which we expect to fund through existing cash reserves or from our ABL facility.

Financing Activities

Net cash provided in financing activities totaled $20.0 million for the six months ended June 30, 2011 compared to cash provided of $48.0 million during the period ended June 30, 2010.  During the six months ended June 30, 2011, we had a $20.0 million advance on our ABL credit facility to partially finance the acquisition of the Camden, South Carolina facility.  Included in the cash amount provided during 2010 are the impacts from the Plan of Reorganization of satisfying our term loan facilities of $305.8 million, our revolving credit facility of $71.7 million, and the DIP loan facility of $25.0 million.  The six months ended June 30, 2010 also included proceeds from the issuance of $140 million of convertible notes and $310.5 million for the new senior term facility.

Bank Borrowing

The ABL Facility

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

We must also pay a commitment fee equal to 0.50% per annum to the lenders under the ABL facility if utilization under the facility exceeds 50.0% of the total commitments under the facility and a commitment fee equal to 0.75% per annum if utilization under the facility is less than or equal to 50.0% of the total commitments under the facility. Customary letter of credit fees are also payable as applicable.

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

Senior Secured Notes

We issued $310.0 million aggregate principal amount of senior secured notes.  Under the terms of the indenture governing the senior secured notes, the senior secured notes bear interest at a rate of 9.5% per year, paid semi-annually in February and August, and mature on August 1, 2018.  Prior to maturity we may redeem the senior secured notes on the terms set forth in the indenture governing the senior secured notes. The senior secured notes are guaranteed by the Guarantors (our domestic subsidiaries), and the senior secured notes and the related guarantees are secured by first priority liens on the Notes Priority Collateral and second priority liens on the ABL Priority Collateral.  On February 15, 2011, we completed an exchange offer pursuant to which all our outstanding senior secured notes were exchanged for registered securities with identical terms (other than terms related to registration rights) to the senior secured notes issued July 29, 2010.

Restrictive Debt Covenants.  Our credit documents (the ABL facility and the indentures governing the senior secured notes) contain operating covenants that limit the discretion of management with respect to certain business matters.  These covenants place significant restrictions on, among other things, the ability to incur additional debt, to pay dividends, to create liens, to make certain payments and investments and to sell or otherwise dispose of assets and merge or consolidate with other entities.  In addition, the ABL facility contains a financial covenant which requires us to maintain a fixed charge coverage ratio during any compliance period, which is anytime when the excess availability is less than or equal to the greater of $10.0 million or 15 percent of the total commitment under the ABL facility.  Due to the amount of our excess availability (as calculated pursuant to the terms of the ABL facility), the Company is not currently in a compliance period and, we do not have to maintain a fixed charge coverage ratio, although this is subject to change.  We expect to be in compliance with all restrictive debt covenants through the next twelve months.

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

Recent Developments

New Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.  The update amends U.S. GAAP to conform with measurement and disclosure requirements in International Financial Reporting Standards (“IFRS”). The amendments in this update change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments include the following:

1. Those that clarify the Board’s intent about the application of existing fair value measurement and disclosure requirements

2. Those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.

In addition, to improve consistency in application across jurisdictions some changes in wording are necessary to ensure that U.S. GAAP and IFRS fair value measurement and disclosure requirements are described in the same way. The amendments in this update are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011.  We are currently evaluating the impact of adopting ASU 2011-04 on the consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income.  The objective of this update is to facilitate convergence of U.S. GAAP and International Financial Reporting Standards (“IFRS”).  This update revises the manner in which entities present comprehensive income in their financial statements.  Entities have the option to present total comprehensive income, the components of net income, and the components of other comprehensive income as either a single, continuous statement of comprehensive income or as two separate but consecutive statements.  The amendments of this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The amendments in this update are to be applied retrospectively for all periods presented in the financial statements and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Early adoption is permitted.  We are currently evaluating the impact of adopting ASU 2011-05 on the consolidated financial statements.

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

Such forward-looking statements are based on assumptions and estimates, which although believed to be reasonable, may turn out to be incorrect.  Therefore, undue reliance should not be placed upon these estimates and statements.  We cannot assure that any of these statements, estimates, or beliefs will be realized and actual results may differ from those contemplated in these “forward-looking statements.”  We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise.  You are advised to consult further disclosures we may make on related subjects in our filings with the SEC.  In addition to other factors discussed in this report, some of the important factors that could cause actual results to differ materially from those discussed in the forward-looking statements include, without limitation, the following:

•	a delayed or less robust than anticipated commercial vehicle industry recovery in 2011 could have a material adverse effect on our business;
•	the loss of a major customer could have a material adverse effect on our business;
•	the demands of original equipment manufacturers for price reductions may adversely affect profitability;
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

Foreign Currency Risk

Certain forecasted transactions, assets, and liabilities are exposed to foreign currency risk. We monitor our foreign currency exposures to maximize the overall effectiveness of our foreign currency derivatives. The principal currency of exposure is the Canadian dollar. From time to time, we use foreign currency financial instruments to offset the impact of the variability in exchange rates on our operations, cash flows, assets and liabilities. At June 30, 2011, we had no open foreign exchange forward contracts.

Foreign currency derivative contracts provide only limited protection against currency risks. Factors that could impact the effectiveness of our currency risk management programs include accuracy of sales estimates, volatility of currency markets and the cost and availability of derivative instruments.

Raw Material/Commodity Price Risk

We rely upon the supply of certain raw materials and commodities in our production processes, and we have entered into firm purchase commitments for certain metals and natural gas. Additionally, from time to time, we use commodity price swaps and futures contracts to manage the variability in certain commodity prices on our operations and cash flows. At June 30, 2011, we had no open commodity price swaps or futures contracts.

Interest Rate Risk

We use long-term debt as a primary source of capital. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for our fixed-rate debt at June 30, 2011:

(Dollars in thousands)	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
Long-term Debt:
Fixed Rate	—	—	—	—	—	$310,000	$310,000	$331,700
Average Rate	—	—	—	—	—	9.50%	9.50%
Variable Rate	—	—	—	$20,000	—	—	$20,000	$20,000
Average Rate	—	—	—	4.0%	—	—	4.0%

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
Indenture, dated July 29, 2010, by and among Accuride Corporation, Accuride Corporation’s domestic subsidiaries, Wilmington Trust FSB, as trustee, and Deutsche Bank Trust Company Americas, as notes priority collateral agent, registrar and paying agent, with respect to $310.0 million aggregate principal amount of 9.5% First Priority Senior Secured Notes due 2018.  Previously filed as an exhibit to Form 8-K filed on August 2, 2010 and incorporated herein by reference.

4.2	—	Form of 9.5% First Priority Senior Secured Notes due 2018 (included in Exhibit 4.4). Previously filed as an exhibit to Form 8-K filed on August 2, 2010 and incorporated herein by reference
4.3	—
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

10.1*	—
Accuride Corporation Amended and Restated 2010 Incentive Award Plan. Previously filed as an exhibit to the Form 10-Q (Acc. No. 0001104659-11-026820) filed on May 6, 2011 and incorporated herein by reference.

10.2*	—	Form of Restricted Stock Unit Agreement. Previously filed as an exhibit to the Form 8-K (Acc. No. 0001104659-11-024028) filed on April 29, 2011 and incorporated herein by reference.
10.3	—
Asset Purchase Agreement among Accuride EMI, LLC, Accuride Corporation, Forgitron Technologies LLC, and Kamylon Partners TBG, LLC, dated June 20, 2011.  Previously filed as an exhibit to the Form 8-K (Acc. No. 0001104659-11-035789) filed on June 21, 2011 and incorporated herein by reference.

31.1†	—	Section 302 Certification of Richard F. Dauch in connection with the Quarterly Report of Form 10-Q on Accuride Corporation for the period ended June 30, 2011.
31.2†	—	Section 302 Certification of James H. Woodward, Jr. in connection with the Quarterly Report on Form 10-Q of Accuride Corporation for the period ended June 30, 2011.
32.1††	—	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
101.INS†	—	XBRL Instance Document
101.SCH†	—	XBRL Taxonomy Extension Schema Document
101.CAL†	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB†	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	—	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF†	—	XBRL Taxonomy Extension Definition Linkbase Document

†          Filed herewith
††        Furnished herewith
*          Management contract or compensatory agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCURIDE CORPORATION

/s/ RICHARD F. DAUCH	Dated:	August 5, 2011
Richard F. Dauch
President and Chief Executive Officer
(Principal Executive Officer)

/s/ JAMES H. WOODWARD, Jr.	Dated:	August 5, 2011
James H. Woodward, Jr.
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ GREGORY A. RISCH	Dated:	August 5, 2011
Gregory A. Risch
Vice President and Chief Accounting Officer
(Principal Accounting Officer)