Form 10-Q
period 2011-09-30
ACCURIDE CORP
filed 2011-11-08
CIK 817979

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011.

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

As of November 2, 2011, 47,286,768 shares of Accuride Corporation common stock, par value $.01 per share, were outstanding.

ACCURIDE CORPORATION

PART I – FINANCIAL INFORMATION		Page
Item 1.	Condensed Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets	3
	Condensed Consolidated Statements of Operations	4
	Condensed Consolidated Statements of Stockholders’ Equity	6
	Condensed Consolidated Statements of Cash Flows	7
	Notes to Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35
Item 4.	Controls and Procedures	35
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	36
Item 6.	Exhibits	37
Signatures		38
Explanatory Note:

Effective November 18, 2010, Accuride Corporation implemented a one-for-ten reverse stock split of its Common Stock.  Unless otherwise indicated, all share amounts and per share data for the Successor Company have been adjusted to reflect this reverse stock split.  See Note 1 of the condensed consolidated financial statements.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ACCURIDE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
(In thousands, except for share and per share data)	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$38,470	$78,466
Customer receivables, net of allowance for doubtful accounts of $1,326 and $1,640 in 2011 and 2010, respectively	107,241	70,760
Other receivables	8,196	4,942
Inventories	66,414	55,818
Deferred income taxes	9,966	13,061
Income tax receivable	344	1,097
Prepaid expenses and other current assets	6,169	4,360
Total current assets	236,800	228,504
PROPERTY, PLANT AND EQUIPMENT, net	256,761	241,052
OTHER ASSETS:
Goodwill	172,073	177,572
Other intangible assets, net	180,297	212,656
Deferred financing costs, net of accumulated amortization of $1,992 and $711 in 2011 and 2010, respectively	8,876	10,157
Other	7,339	4,109
TOTAL	$862,146	$874,050
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$69,231	$55,324
Accrued payroll and compensation	17,642	17,320
Accrued interest payable	5,122	12,682
Accrued workers compensation	5,146	6,994
Accrued and other liabilities	17,703	20,200
Total current liabilities	114,844	112,520
LONG-TERM DEBT	322,819	302,031
DEFERRED INCOME TAXES	28,659	32,937
NON-CURRENT INCOME TAXES PAYABLE	7,683	7,683
OTHER POSTRETIREMENT BENEFIT PLAN LIABILITY	76,979	75,767
PENSION BENEFIT PLAN LIABILITY	28,639	37,194
OTHER LIABILITIES	3,668	7,819
COMMITMENTS AND CONTINGENCIES (Note 6)	—	—
STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.01 par value; 10,000,000 shares authorized	—	—
Common Stock, $0.01 par value; 80,000,000 shares authorized, 47,286,768 and 47,229,627 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively, and additional paid-in-capital	434,846	433,192
Accumulated other comprehensive loss	(8,355)	(8,561)
Accumulated deficiency	(147,636)	(126,532)
Total stockholders’ equity	278,855	298,099
TOTAL	$862,146	$874,050
See notes to unaudited condensed consolidated financial statements.

ACCURIDE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,
(In thousands except per share data)	2011	2010

NET SALES	$240,829	$178,095
COST OF GOODS SOLD	221,591	163,657
GROSS PROFIT	19,238	14,438
OPERATING EXPENSES:
Selling, general and administrative	14,747	12,958
INCOME FROM OPERATIONS	4,491	1,480
OTHER INCOME (EXPENSE):
Interest income	2	65
Interest expense	(8,826)	(10,787)
Unrealized gain on mark to market valuation of convertible debt	—	36,827
Other income, net	809	2,647
INCOME (LOSS) BEFORE INCOME TAXES FROM CONTINUING OPERATIONS	(3,524)	30,232
INCOME TAX PROVISION	10,032	2,569
INCOME (LOSS) FROM CONTINUING OPERATIONS	(13,556)	27,663
DISCONTINUED OPERATIONS, NET OF TAX	(3,664)	3,188
NET INCOME (LOSS)	$(17,220)	$30,851
Weighted average common shares outstanding—basic	47,295	12,630
Basic income(loss) per share – continuing operations	$(0.28)	$0.88
Basic income (loss) per share – discontinued operations	(0.08)	0.10
Basic income (loss) per share	$(0.36)	$0.98
Weighted average common shares outstanding—diluted	47,295	33,123
Diluted income (loss) per share – continuing operations	$(0.28)	$(0.18)
Diluted income (loss) per share – discontinued operations	(0.08)	0.10
Diluted income (loss) per share	$(0.36)	$(0.08)

See notes to unaudited condensed consolidated financial statements.

ACCURIDE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Successor		Predecessor
	Nine Months Ended September 30,	Period from February 26 to September 30,	Period from January 1 to February 26,
(In thousands except per share data)	2011	2010	2010

NET SALES	$693,596	$406,587	$91,647
COST OF GOODS SOLD	634,624	377,648	89,397
GROSS PROFIT	58,972	28,939	2,250
OPERATING EXPENSES:
Selling, general and administrative	44,580	34,872	6,479
INCOME (LOSS) FROM OPERATIONS	14,392	(5,933)	(4,229)
OTHER INCOME (EXPENSE):
Interest income	41	132	54
Interest expense	(25,605)	(24,584)	(7,550)
Unrealized loss on mark to market valuation of convertible debt	—	5,623	—
Other income, net	3,205	4,588	566
LOSS BEFORE REORGANIZATION ITEMS AND INCOME TAXES FROM CONTINUING OPERATIONS	(7,967)	(20,174)	(11,159)
Reorganization income	—	—	(59,311)
INCOME (LOSS) BEFORE INCOME TAXES FROM CONTINUING OPERATIONS	(7,967)	(20,174)	48,152
INCOME TAX PROVISION (BENEFIT)	10,424	1,391	(1,931)
INCOME (LOSS) FROM CONTINUING OPERATIONS	(18,391)	(21,565)	50,083
DISCONTINUED OPERATIONS, NET OF TAX	(2,713)	5,898	719
NET INCOME (LOSS)	$(21,104)	$(15,667)	$50,802
Weighted average common shares outstanding—basic	47,271	12,630	47,572
Basic income (loss) per share – continuing operations	$(0.39)	$(1.71)	$1.05
Basic income (loss) per share – discontinued operations	(0.06)	0.47	0.02
Basic income (loss) per share	$(0.45)	$(1.24)	$1.07
Weighted average common shares outstanding—diluted	47,271	12,630	47,572
Diluted income (loss) per share – continuing operations	$(0.39)	$(1.71)	$1.05
Diluted income (loss) per share – discontinued operations	(0.06)	0.47	0.02
Diluted income (loss) per share	$(0.45)	$(1.24)	$1.07

See notes to unaudited condensed consolidated financial statements.

ACCURIDE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(In thousands)	Comprehensive Loss	Common Stock and Additional Paid-in- Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficiency	Total Stockholders’ Equity
BALANCE at January 1, 2010 (Predecessor)		$268,582	$(751)	$(48,376)	$(447,721)	$(228,266)
Loss before reorganization items	$(8,509)	—	—	—	(8,509)	(8,509)
Exercise of share-based awards	—	8	—	—	—	8
Reorganization items	(25,030)	—	—	—	(25,030)	(25,030)
Comprehensive loss	$(33,539)
BALANCE at February 26, 2010 (Predecessor)		268,590	(751)	(48,376)	(481,260)	(261,797)
FRESH START ADJUSTMENTS:
Debt discharge – Senior Subordinated Notes	252,798	38,178	—	—	252,798	290,976
Debt discharge – Deferred financing fees	(3,847)	—	—	—	(3,847)	(3,847)
Debt discharge – Sun Capital Warrant liability	76	—	—	—	76	76
Debt discharge – Term facility discount	(2,974)	—	—	—	(2,974)	(2,974)
Issuance of Warrants	(6,618)	—	—	—	(6,618)	(6,618)
Issuance of Notes	(155,094)	—	—	—	(155,094)	(155,094)
Comprehensive income	$84,341
BALANCE at February 26, 2010 (Predecessor)		306,768	(751)	(48,376)	(396,919)	(139,278)
FRESH START ADJUSTMENTS:
Cancellation of Predecessor preferred, common and treasury stock	—	(306,768)	751	—	—	(306,017)
Cancellation of Predecessor accumulated deficit and accumulated other comprehensive loss	—	—	—	48,376	396,919	445,295
Issuance of new equity interests	—	39,034	—	—	—	39,034
BALANCE at February 26, 2010 (Successor)		39,034	—	—	—	39,034
Net loss	$(126,532)	—	—	—	(126,532)	(126,532)
Conversion of convertible notes	—	393,072	—	—	—	393,072
Share-based compensation expense	—	1,101	—	—	—	1,101
Other	—	(15)	—	—	—	(15)
Other comprehensive income:
Pension liability adjustment (net of tax)	(8,561)	—	—	(8,561)	—	(8,561)
Comprehensive loss	$(135,093)
BALANCE at January 1, 2011 (Successor)		433,192	—	(8,561)	(126,532)	298,099
Net loss	$(21,104)	—	—	—	(21,104)	(21,104)
Share-based compensation expense	—	1,875	—	—	—	1,875
Other	—	(221)	—	—	—	(221)
Other comprehensive income (loss):
Pension liability adjustment (net of tax)	206	—	—	206	—	206
Comprehensive loss	$(20,898)
BALANCE—September 30, 2011 (Successor)		$434,846	$—	$(8,355)	$(147,636)	$278,855

See notes to unaudited condensed consolidated financial statements.

ACCURIDE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Successor		Predecessor
	Nine Months Ended September 30,	Period from February 26 to September 30,	Period from January 1 to February 26,
(In thousands)	2011	2010	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(21,104)	$(15,667)	$50,802
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and impairment of property, plant and equipment	28,453	24,246	6,711
Amortization – deferred financing costs	2,069	460	694
Amortization – other intangible assets	9,612	6,482	821
Reorganization items	—	—	(59,311)
Payments on reorganization items	—	—	(12,164)
Loss on disposal of assets	478	51	3
Provision for deferred income taxes	8,085	2,179	(1,560)
Non-cash stock-based compensation	1,875	593	—
Non-cash change in market valuation - convertible notes	—	(5,623)	—
Non-cash change in market valuation – stock warrants	(3,750)	(4,633)	—
Paid-in-kind interest	—	6,161	1,769
Changes in certain assets and liabilities:
Receivables	(46,649)	(21,064)	(15,833)
Inventories	(19,503)	(4,954)	(5,736)
Prepaid expenses and other assets	(4,418)	(4,398)	1,051
Accounts payable	19,925	(6,068)	12,931
Accrued and other liabilities	(10,247)	6,510	(951)
Net cash used in operating activities	(35,174)	(15,725)	(20,773)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(42,969)	(8,148)	(1,457)
Proceeds from sale of discontinued operations	40,528	—	—
Payments for acquisition, net of cash received	(22,381)	—	—
Other	—	13,266	(555)
Net cash provided by (used in) investing activities	(24,822)	5,118	(2,012)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from postpetition senior credit facility	—	1,850	309,019
Payment of postpetition senior credit facility	—	(310,869)	—
Payment of prepetition senior credit facility	—	—	(305,814)
Proceeds from issuance of bonds	—	301,593	—
Proceeds from convertible notes	—	—	140,000
Payment of debtor-in-possession borrowing	—	—	(25,000)
Payment of revolving credit facility	—	(15,000)	(71,659)
Increase in revolving credit facility	20,000	15,000	—
Deferred Financing Fees	—	(10,868)	—
Other	—	(82)	65
Net cash provided by (used in) financing activities	20,000	(18,376)	46,611
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(39,996)	(28,983)	23,826
CASH AND CASH EQUIVALENTS—Beginning of period	78,466	80,347	56,521
CASH AND CASH EQUIVALENTS—End of period	$38,470	$51,364	$80,347

Supplemental cash flow information:
Cash paid for interest	$30,694	$12,782	$9,393
Cash received for income taxes	(205)	(1,066)	(826)
Non-cash transactions:
Purchases of property, plant and equipment in accounts payable	$3,591	$1,116	$—
Issuance of warrants	—	—	6,618

See notes to unaudited condensed consolidated financial statements.

ACCURIDE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(AMOUNTS IN THOUSANDS, UNLESS OTHERWISE NOTED, EXCEPT SHARE AND PER SHARE DATA)

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, except that the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  However, in the opinion of Accuride Corporation (“Accuride” or the “Company”) management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the condensed consolidated financial statements have been included.  Certain operating results from prior periods, including the predecessor periods, have been reclassified to discontinued operations to conform to the current year presentation.

The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011.  The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited condensed consolidated financial statements and notes thereto disclosed in Accuride’s Annual Report on Form 10-K for the year ended December 31, 2010.

On January 31, 2011, substantially all of the assets and business of our Bostrom Seating subsidiary were sold to a subsidiary of Commercial Vehicle Group, Inc. for approximately $8.8 million and resulted in recognition of a $0.3 million loss on our consolidated statement of operations in the nine months ended September 30, 2011, which have been reclassified to discontinued operations.  See Note 11 “Discontinued Operations” for further discussion.

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

The Camden acquisition was accounted for by the acquisition method of accounting.  Under acquisition accounting, the total purchase price has been allocated to the tangible and intangible assets and liabilities of Camden based upon their preliminary fair values. The purchase price and costs associated with the Camden acquisition exceeded the preliminary fair value of the net assets acquired by approximately $9.6 million.  We anticipate finalizing the fair valuation of net assets acquired, for property, plant, and equipment, deferred taxes, intangible assets, and goodwill, during the fourth quarter of 2011.  In connection with the allocation of the purchase price, we recorded goodwill of approximately $9.6 million as shown in the following table:

(In thousands)

Purchase price (cash consideration)	$22,381
Net assets at fair value	12,783
Excess of purchase price over net assets acquired	$9,598

The preliminary purchase price allocation as of September 30, 2011 was as follows:

(In thousands)

Customer receivables	$1,289
Inventories	816
Prepaid expenses and other current assets	101
Property, plant, and equipment	12,088
Goodwill	9,598
Current liabilities	(1,511)
Purchase price (cash consideration)	$22,381

On September 26, 2011, the Company announced the sale of its wholly-owned subsidiary, Fabco Automotive Corporation (“Fabco”) to Fabco Holdings, Inc., a new company formed and capitalized by Wynnchurch Capital, Ltd. in partnership with Stone River Capital Partners, LLC.  The sale concluded for a purchase price of $35.0 million, subject to a working capital adjustment, plus a contingent payment of up to $2.0 million depending on Fabco’s financial performance during calendar year 2012.  The Company recognized a loss of $6.3 million, including $2.1 million in transactional fees, related to the sale transaction during the nine months ended September 30, 2011, which is included as a component of discontinued operations.  See Note 11 “Discontinued Operations” for further discussion.

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

Earnings Per Common Share – Basic and diluted earnings per common share were computed as follows:

	Successor				Predecessor
	Three Months Ended September 30,		Nine Months Ended September 30,	Period from February 26 to September 30,	Period from January 1 to February 26,
(In thousands except per share data)	2011	2010	2011	2010	2010

Numerator:
Net income (loss)	$(17,220)	$30,851	$(21,104)	$(15,667)	$50,802
Less: Earnings allocated to participating securities	—	(18,511)	—	—	—
Net income (loss) available to common stockholders - basic	$(17,220)	$12,340	$(21,104)	$(15,667)	$50,802

Net income (loss)	$(17,220)	$30,851	$(21,104)	$(15,667)	$50,802
Effect of dilutive securities:
Unrealized gain on mark to market valuation of conversion option	—	(36,827)	—	—	—
Discount amortization expense	—	600	—	—	—
PIK interest expense	—	2,661	—	—	—
Net income (loss) available to common stockholders - diluted	$(17,220)	$(2,715)	$(21,104)	$(15,667)	$50,802

Denominator:
Weighted average shares outstanding – Basic	47,295	12,630	47,271	12,630	47,572
Weighted average effect of dilutive securities:
Convertible notes	—	19,701	—	—	—
PIK notes	—	739	—	—
Effect of restricted stock units	—	53	—	—	—
Weighted average shares outstanding - Diluted	47,295	33,123	47,271	12,630	47,572

Basic income (loss) per common share	$(0.36)	$0.98	$(0.45)	$(1.24)	$1.07
Diluted income (loss) per common share	$(0.36)	$(0.08)	$(0.45)	$(1.24)	$1.07

For the three and nine months ended September 30, 2011, and for the three months ended September 30, 2010, there were warrants exercisable for 2,205,882 shares of common stock not included in the computation of diluted earnings per share because the effect would be anti-dilutive.  For the period February 26, 2010 through September 30, 2010, there were warrants exercisable for 2,205,882 shares of common stock and convertible notes exercisable for 19,701,280 shares of common stock that were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.

Stock-Based Compensation –Compensation expense for share-based compensation programs was recognized as follows as a component of operating expenses:

	Three Months Ended September 30,		Nine Months Ended September 30	Period from February 26 to September 30,
(In thousands)	2011	2010	2011	2010

Share-based compensation expense recognized	$595	$443	$1,875	$593

On April 28, 2011 the Board of Directors of the Company approved restricted stock unit grants which will vest annually over a four year period, with 20% vesting on each of May 18, 2012, May 18, 2013, and May 18, 2014, and the final 40% vesting on May 18, 2015.  As of September 30, 2011, there was approximately $3.4 million of unrecognized pre-tax compensation expense related to share-based awards not yet vested that will be recognized over a weighted-average period of 1.4 years.

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

During the current quarter, the Company recorded an increase in the valuation allowance of their U.S. deferred tax assets.  These deferred tax assets were evaluated upon the sale of Fabco Automotive and the deferred tax liabilities associated with the entity.  Based on the evaluation, an increase of $6.6 million was recorded, resulting in an increase in the deferred tax expense for the period.

New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.  The update amends U.S. GAAP to conform with measurement and disclosure requirements in International Financial Reporting Standards (“IFRS”). The amendments in this update change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments include the following:

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

In August 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other (Topic 350):  Testing Goodwill for Impairment.  This update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.  This update is effective prospectively for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted.  We are currently evaluating the impact of adopting ASU 2011-08 on the consolidated financial statements.

Note 2 - Inventories

Inventories at September 30, 2011 and December 31, 2010, on a FIFO basis, were as follows:

	September 30, 2011	December 31, 2010
Raw materials	$16,986	$15,447
Work in process	20,949	14,096
Finished manufactured goods	28,479	26,275
Total inventories	$66,414	$55,818

Note 3 - Goodwill and Other Intangible Assets

Goodwill and any indefinite-lived intangible assets are assessed for impairment annually or more frequently if circumstances indicate impairment may have occurred.  We test our impairment annually as of November 30.  The analysis of potential impairment of goodwill requires a two-step approach.  The first step is the estimation of fair value of each reporting unit.  If step one indicates that impairment potentially exists, the second step is performed to measure the amount of impairment, if any.  Goodwill impairment exists when the implied fair value of goodwill is less than its carrying value.

The following represents the carrying amount of goodwill, on a reportable segment basis, as of January 1, 2011 and September 30, 2011:

	Wheels	Gunite	Brillion Iron Works	Fabco Automotive	Total
Balance as of January 1, 2011	$97,127	$62,839	$4,414	$13,192	$177,572
Additions	9,598	—	—	—	9,598
Matters related to fresh-start accounting	(1,905)	—	—	—	(1,905)
Sale of assets	—	—	—	(13,192)	(13,192)
Balance as of September 30, 2011	$104,820	$62,839	$4,414	$—	$172,073

The addition in Wheels segment goodwill was related to the Camden acquisition.  During 2011, we decreased goodwill by $1.9 million, reduced property, plant & equipment by $1.8 million and deferred tax liabilities by $3.7 million for the correction of an immaterial error related to fresh-start accounting.  We considered both the qualitative and quantitative effects of this error on the financial statements for the period ending September 30, 2011, as well as the qualitative and quantitative effects of including the error correction in previous periods and concluded that the effects on the financial statements are not material.

The changes in the carrying amount of other intangible assets for the period January 1, 2011 to September 30, 2011 by reportable segment, are as follows:

	Wheels	Gunite	Brillion Iron Works	Bostrom Seating	Fabco Automotive	Corporate	Total
Balance as of January 1, 2011	$143,728	$41,417	$3,162	$1,039	$23,310	$—	$212,656
Additions	—	—	—	—	—	623	623
Sale of assets	—	—	—	(1,032)	(22,338)	—	(23,370)
Amortization	(6,509)	(1,897)	(124)	(7)	(972)	(103)	(9,612)
Balance as of September 30, 2011	$137,219	$39,520	$3,038	$—	$—	$520	$180,297

The summary of goodwill and other intangible assets is as follows:

		As of September 30, 2011			As of December 31, 2010
	Weighted Average Useful Lives	Gross Amount	Accumulated Amortization	Carrying Amount	Gross Amount	Accumulated Amortization	Carrying Amount
Goodwill	—	$172,073	$—	$172,073	$177,572	$—	$177,572
Other intangible assets:
Non-compete agreements	2.0	$623	$103	$520	$—	$—	$—
Trade names	—	33,000	—	33,000	34,100	—	34,100
Technology	10.0	37,649	6,252	31,397	40,018	2,240	37,778
Customer relationships	20.0	127,093	11,713	115,380	146,994	6,216	140,778
		$198,365	$18,068	$180,297	$221,112	$8,456	$212,656

We estimate that our amortization expense for our other intangible assets for 2011 through 2015 will be approximately $12.2 million for 2011 and approximately $10.1 million for each year from 2012 through 2015.

During the last week of the quarter ended September 30, 2011, we experienced a significant decline in our stock price which we determined is a potential indicator of impairment under ASC 350.  While our stock price has trended back upwards since September 30, 2011, the impact of this recent event resulted in us preparing a preliminary step one analysis of goodwill and other indefinite lived intangible assets for our reporting units.  The preliminary results of this step one analysis indicated that there is no impairment at September 30, 2011.  However, we are in the process of completing our annual budget and long-term strategic planning process, including evaluating overall long-term growth rates, industry information and other valuation assumptions.  In the event that the fair value of one or more of our reporting units is less than its carrying amount upon completion of our step one analysis, we will perform a step two calculation to determine the amount of impairment, which will be recorded in the quarter ending December 31, 2011.  Any such charge is non-cash and would not affect our liquidity, tangible equity or debt covenants.

Note 4 – Comprehensive income (loss)

Comprehensive income (loss) for the period is summarized as follows:

	Successor				Predecessor
	Three Months Ended September 30,		Nine Months Ended September 30,	Period from February 26 to September 30,	Period from January 1 to February 26,
(In thousands)	2011	2010	2011	2010	2010

Net income (loss)	$(17,220)	$30,851	$(21,104)	$(15,667)	$50,802
Other comprehensive income (loss), net of tax:
Pension liability adjustment	353	(802)	206	—	—
Total comprehensive income (loss)	$(16,867)	$30,049	$(20,898)	$(15,667)	$50,802

Included in accumulated other comprehensive income (loss) is the impact of pension liability fluctuations in the Canadian dollar to U.S. dollar exchange rate related to our Canadian pension plans.

Note 5 - Pension and Other Postretirement Benefit Plans

Components of net periodic benefit cost for the periods ended:

	Pension Benefits		Other Benefits
	Three Months ended September 30,		Three Months ended September 30,
	2011	2010	2011	2010
Service cost-benefits earned during the period	$383	$296	$91	$120
Interest cost on projected benefit obligation	2,991	2,977	1,102	1,245
Expected return on plan assets	(3,072)	(2,918)	—	—
Amortization of net transition obligation	—	(4)	—	—
Amortization of prior service (credit) cost	11	(101)	—	524
Amortization of (gain)/loss	29	(1,179)	(51)	1
Total benefits cost charged to income	$342	$(929)	$1,142	$1,890

	Pension Benefits			Other Benefits
	Successor		Predecessor	Successor		Predecessor
	Nine Months Ended September 30,	Period from February 26 to September 30,	Period from January 1 to February 26,	Nine Months Ended September 30,	Period from February 26 to September 30,	Period from January 1 to February 26,
	2011	2010	2010	2011	2010	2010
Service cost-benefits earned during the period	$1,152	$824	$269	$350	$241	$61
Interest cost on projected benefit obligation	9,011	6,889	1,989	3,259	2,517	642
Expected return on plan assets	(9,554)	(7,328)	(2,245)	—	—	—
Amortization of net transition obligation	—	—	2	—	—	—
Amortization of prior service (credit) cost	33	—	53	—	—	(261)
Amortization of (gain)/loss	29	—	603	(51)	—	—
Total benefits cost charged to income	$671	$385	$671	$3,558	$2,758	$442

For the nine months ended September 30, 2011, $11.6 million has been contributed to our sponsored pension plans.  We presently anticipate contributing an additional $2.9 million to fund our pension plans during 2011 for a total of $14.5 million.

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

As of September 30, 2011, we had an environmental reserve of approximately $1.5 million, related primarily to our foundry operations. This reserve is based on management’s review of potential liabilities as well as cost estimates related thereto. The reserve takes into account the benefit of a contractual indemnity given to us by a prior owner of our wheel-end subsidiary. The failure of the indemnitor to fulfill its obligations could result in future costs that may be material. Any expenditures required for us to comply with applicable environmental laws and/or pay for any remediation efforts will not be reduced or otherwise affected by the existence of the environmental reserve. Our environmental reserve may not be adequate to cover our future costs related to the sites associated with the environmental reserve, and any additional costs may have a material adverse effect on our business, results of operations or financial condition. The discovery of additional environmental issues, the modification of existing laws or regulations or the promulgation of new ones, more vigorous enforcement by regulators, the imposition of joint and several liability under CERCLA or analogous state laws, or other unanticipated events could also result in a material adverse effect.

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

As of September 30, 2011, we had approximately 3,165 employees, of which 627 were salaried employees with the remainder paid hourly. Unions represent approximately 1,846 of our employees, which is approximately 58% of our total employees. Each of our unionized facilities has a separate contract with the union that represents the workers employed at such facility. The union contracts expire at various times over the next few years with the exception of our union contract that covers the hourly employees at our Monterrey, Mexico, facility, which expires on an annual basis in January unless otherwise renewed. In 2011, we successfully completed negotiations at our Monterrey and Brillion Iron Works facilities and extended the contract at our Elkhart, Indiana facility through April 2012.  We do not have any contracts expiring for the remainder of 2011.

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

The carrying amounts of cash and cash equivalents, trade receivables, and accounts payable approximate fair value because of the relatively short maturity of these instruments.  The fair value of debt at September 30, 2011 and December 31, 2010 was $305.2 million and $335.6 million, respectively.  The carrying amounts and related estimated fair values for our remaining financial instruments as of September 30, 2011 and December 31, 2010 are as follows:

		Fair Value
As of September 30, 2011	Carrying Amount	Level 1	Level 2	Level 3
Liabilities
Common stock warrants	$221	$221	—	—

		Fair Value
As of December 31, 2010	Carrying Amount	Level 1	Level 2	Level 3
Liabilities
Common stock warrants	$3,971	$3,971	—	—

At September 30, 2011 and December 31, 2010, our warrants were included as a component of other current liabilities and other non current liabilities, respectively.

Fair values relating to derivative financial instruments reflect the estimated amounts that we would receive or pay to terminate the contracts at the reporting date based on quoted market prices of comparable contracts as of the balance sheet date.

The following table summarizes changes in fair value of our Level 3 assets and (liabilities) for the periods January 1, 2010 to February 26, 2010 and February 26, 2010 to September 30, 2010.  There were no Level 3 assets or liabilities for the nine month period ending September 30, 2011:

	Prepetition Common Stock Warrants	Postpetition Common Stock Warrants	Conversion Option within our Convertible Notes
Balance at January 1, 2010	$(76)	$—	$—
Net settlements	76	—	—
Issuance of securities	—	6,618	170,989
Balance at February 26, 2010	$—	$6,618	$170,989
Unrealized gain	—	(4,633)	(5,623)
Balance at September 30, 2010	$—	$1,985	$165,366

Note 8 – Segment Reporting

Based on our continual monitoring of the long-term economic characteristics, products and production processes, class of customer, and distribution methods of our operating segments, we have identified each of our operating segments below as reportable segments.  We believe this segmentation is appropriate based upon operating decisions and performance assessments by our President and Chief Executive Officer, who joined us in February 2011, and has increased the level of details reviewed.  The accounting policies of the reportable segments are the same as described in Note 1, Summary of Significant Accounting Policies.

	Successor				Predecessor
	Three Months Ended September 30,		Nine Months Ended September 30,	Period from February 26 to September 30,	Period from January 1 to February 26,
	2011	2010	2011	2010	2010
Net sales:
Wheels	$105,994	$78,444	$300,430	$172,270	$38,379
Gunite	63,421	49,997	189,745	125,752	29,804
Brillion Iron Works	36,721	28,331	110,175	60,897	11,442
Imperial Group	34,693	21,323	93,246	47,668	12,022
Consolidated total	$240,829	$178,095	$693,596	$406,587	$91,647

Income (loss) from operations:
Wheels	$15,408	$10,661	$39,032	$16,986	$2,663
Gunite	(3,083)	1,215	(1,007)	4,101	277
Brillion Iron Works	367	(1,215)	1,789	621	(986)
Imperial Group	287	(447)	3,178	(2,080)	(1,011)
Corporate / Other	(8,488)	(8,734)	(28,600)	(25,561)	(5,172)
Consolidated total	$4,491	$1,480	$14,392	$(5,933)	$(4,229)

As of September 30, 2011, current and prior period operating results from Bostrom Seating, Fabco Automotive, and Brillion Farm were reclassified to discontinued operations.  Excluded from net sales above, are inter-segment sales from Brillion Iron Works to Gunite.  During the three months ended September 30, 2011 and September 30, 2010 inter-segment sales were $9,166 and $5,960 respectively.  For the nine month period ending September 30, 2011, the period January 1, 2010 to February 26, 2010 and the period February 26, 2010 to September 30, 2010, inter-segment sales were $26,231, $2,942, and $15,055, respectively.

	As of
	September 30, 2011	December 31, 2010
Total assets:
Wheels	$517,439	$482,175
Gunite	180,527	157,233
Brillion Iron Works	63,833	53,914
Bostrom Seating	—	13,985
Imperial Group	40,665	29,793
Fabco Automotive	—	44,881
Brillion Farm	—	3,625
Corporate / Other	59,682	88,444
Consolidated total	$862,146	$874,050

Note 9 - Debt

As of September 30, 2011, total debt was $322.8 million consisting of $302.8 million of our outstanding 9.5% senior secured notes, net of discount and a $20.0 million draw on our ABL facility.  As of December 31, 2010, total debt consisted of $302.0 of our outstanding 9.5% senior secured notes, net of discount.

Our credit documents (the ABL facility and the indenture governing the senior secured notes) contain operating covenants that limit the discretion of management with respect to certain business matters.  These covenants place significant restrictions on, among other things, the ability to incur additional debt, to pay dividends, to create liens, to make certain payments and investments and to sell or otherwise dispose of assets and merge or consolidate with other entities.  In addition, the ABL facility contains a financial covenant which requires us to maintain a fixed charge coverage ratio during any compliance period, which is anytime when the excess availability is less than or equal to the greater of $10.0 million or 15 percent of the total commitment under the ABL facility.  Due to the amount of our excess availability (as calculated under the ABL facility), as of September 30, 2011, the Company is not currently in a compliance period and, we do not have to maintain a fixed charge coverage ratio, although this is subject to change.

Note 10 – Guarantor and Non-guarantor Financial Statements

Our senior secured notes are, jointly and severally, unconditionally guaranteed, on a senior basis, by all of our existing and future 100% owned domestic subsidiaries (“Guarantor Subsidiaries”). The non-guarantor subsidiaries are our foreign subsidiaries.  The following condensed financial information illustrates the composition of the combined Guarantor Subsidiaries:

CONDENSED CONSOLIDATED BALANCE SHEET

	September 30, 2011
(in thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
ASSETS
Cash and cash equivalents	$40,745	$(5,971)	$3,696	$—	$38,470
Accounts and other receivables, net	44,868	144,994	7,405	(81,830)	115,437
Inventories	22,616	38,813	4,985	—	66,414
Other current assets	6,301	7,128	3,050	—	16,479
Total current assets	114,530	184,964	19,136	(81,830)	236,800
Property, plant, and equipment, net	66,416	142,566	47,779	—	256,761
Goodwill	104,820	67,253	—	—	172,073
Intangible assets, net	137,739	42,558	—	—	180,297
Investments in and advances to subsidiaries and affiliates	324,812	—	—	(324,812)	—
Other non-current assets	9,587	2,656	3,972	—	16,215
TOTAL	$757,904	$439,997	$70,887	$(406,642)	$862,146
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$14,394	$45,457	$9,380	$—	$69,231
Accrued payroll and compensation	4,018	9,032	4,592	—	17,642
Accrued interest payable	5,122	—	—	—	5,122
Accrued and other liabilities	84,844	16,898	2,937	(81,830)	22,849
Total current liabilities	108,378	71,387	16,909	(81,830)	114,844
Long term debt	322,819	—	—	—	322,819
Deferred and non-current income taxes	34,175	(1,666)	3,833	—	36,342
Other non-current liabilities	13,677	77,794	17,815	—	109,286
Stockholders’ equity	278,855	292,482	32,330	(324,812)	278,855
TOTAL	$757,904	$439,997	$70,887	$(406,642)	$862,146

	December 31, 2010
(in thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
ASSETS
Cash and cash equivalents	$75,114	$(2,225)	$5,577	—	$78,466
Accounts and other receivables, net	43,503	157,742	5,071	$(130,614)	75,702
Inventories	19,020	32,063	4,735	—	55,818
Other current assets	3,546	9,237	5,735	—	18,518
Total current assets	141,183	196,817	21,118	(130,614)	228,504
Property, plant, and equipment, net	45,909	131,092	64,051	—	241,052
Goodwill	97,127	80,445	—	—	177,572
Intangible assets, net	143,728	68,928	—	—	212,656
Investments in and advances to subsidiaries and affiliates	349,455	—	—	(349,455)	—
Other non-current assets	10,977	2,329	960	—	14,266
TOTAL	$788,379	$479,611	$86,129	$(480,069)	$874,050
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$9,563	$39,641	$6,120	—	$55,324
Accrued payroll and compensation	3,683	8,728	4,909	—	17,320
Accrued interest payable	12,682	—	—	—	12,682
Accrued and other liabilities	115,380	21,588	20,840	$(130,614)	27,194
Total current liabilities	141,308	69,957	31,869	(130,614)	112,520
Long term debt	302,031	—	—	—	302,031
Deferred and non-current income taxes	26,664	6,516	7,440	—	40,620
Other non-current liabilities	20,277	80,488	20,015	—	120,780
Stockholders’ equity	298,099	322,650	26,805	(349,455)	298,099
TOTAL	$788,379	$479,611	$86,129	$(480,069)	$874,050

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor Three Months Ended September 30, 2011
(in thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$109,827	$135,117	$35,270	$(39,385)	$240,829
Cost of goods sold	94,438	134,782	31,756	(39,385)	221,591
Gross profit	15,389	335	3,514	—	19,238
Operating expenses	11,651	2,989	107	—	14,747
Income (loss) from operations	3,738	(2,654)	3,407	—	4,491
Other income (expense):
Interest expense, net	(8,687)	(36)	(101)	—	(8,824)
Equity in earnings of subsidiaries	(37,808)	—	—	37,808	—
Other income (expense), net	34,011	(35,308)	2,106	—	809
Income (loss) before income taxes from continuing operations	(8,746)	(37,998)	5,412	37,808	(3,524)
Income tax provision	8,474	—	1,558	—	10,032
Income (loss) from continuing operations	(17,220)	(37,998)	3,854	37,808	(13,556)
Discontinued operations, net of tax	—	(3,664)	—	—	(3,664)
Net income (loss)	$(17,220)	$(41,662)	$3,854	$37,808	$(17,220)

	Successor Three Months Ended September 30, 2010
(in thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$90,287	$89,665	$31,218	$(33,075)	$178,095
Cost of goods sold	81,165	87,965	27,602	(33,075)	163,657
Gross profit	9,122	1,700	3,616	—	14,438
Operating expenses	11,091	1,806	61	—	12,958
Income (loss) from operations	(1,969)	(106)	3,555	—	1,480
Other income (expense):
Interest expense, net	(10,655)	(32)	(35)	—	(10,722)
Equity in earnings of subsidiaries	5,970	—	—	(5,970)	—
Other income (expense), net	38,750	264	460	—	39,474
Income (loss) before income taxes from continuing operations	32,096	126	3,980	(5,970)	30,232
Income tax provision	1,245	—	1,324	—	2,569
Income (loss) from continuing operations	30,851	126	2,656	(5,970)	27,663
Discontinued operations, net of tax	—	3,188	—	—	3,188
Net income (loss)	$30,851	$3,314	$2,656	$(5,970)	$30,851

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor Nine Months Ended September 30, 2011
(in thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$323,023	$381,104	$113,520	$(124,051)	$693,596
Cost of goods sold	285,007	368,234	105,434	(124,051)	634,624
Gross profit	38,016	12,870	8,086	—	58,972
Operating expenses	36,919	7,405	256	—	44,580
Income from operations	1,097	5,465	7,830	—	14,392
Other income (expense):
Interest expense, net	(24,994)	(97)	(473)	—	(25,564)
Equity in earnings of subsidiaries	(26,052)	—	—	26,052	—
Other income (expense), net	36,881	(35,293)	1,617	—	3,205
Income (loss) before income taxes from continuing operations	(13,068)	(29,925)	8,974	26,052	(7,967)
Income tax provision	8,036	—	2,388	—	10,424
Income (loss) from continuing operations	(21,104)	(29,925)	6,586	26,052	(18,391)
Discontinued operations, net of tax	—	(2,713)	—	—	(2,713)
Net income (loss)	$(21,104)	$(32,638)	$6,586	$26,052	$(21,104)

	Successor Period from February 26 to September 30, 2010
(in thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$212,603	$198,528	$69,217	$(73,761)	$406,587
Cost of goods sold	202,016	187,182	62,211	(73,761)	377,648
Gross profit	10,587	11,346	7,006	—	28,939
Operating expenses	30,606	4,104	162	—	34,872
Income (loss) from operations	(20,019)	7,242	6,844	—	(5,933)
Other income expense:
Interest expense, net	(24,222)	(76)	(154)	—	(24,452)
Equity in earnings of subsidiaries	17,509	—	—	(17,509)	—
Other income (expense), net	10,492	428	(709)	—	10,211
Income (loss) before income taxes from continuing operations	(16,240)	7,594	5,981	(17,509)	(20,174)
Income tax provision (benefit)	(573)	—	1,964	—	1,391
Income (loss) from continuing operations	(15,667)	7,594	4,017	(17,509)	(21,565)
Discontinued operations, net of tax	—	5,898	—	—	5,898
Net income (loss)	$(15,667)	$13,492	$4,017	$(17,509)	$(15,667)

	Predecessor Period from January 1 to February 26, 2010
(in thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$47,897	$44,559	$14,011	$(14,820)	$91,647
Cost of goods sold	45,553	44,346	14,318	(14,820)	89,397
Gross profit (loss)	2,344	213	(307)	—	2,250
Operating expenses	5,327	1,100	52	—	6,479
Loss from operations	(2,983)	(887)	(359)	—	(4,229)
Other income (expense):
Interest expense, net	(6,804)	(21)	(671)	—	(7,496)
Equity in earnings of subsidiaries	(1,223)	—	—	1,223	—
Other income (expense), net	547	49	(30)	—	566
Income (loss) before reorganization items and income taxes from continuing operations	(10,463)	(859)	(1,060)	1,223	(11,159)
Reorganization expense (income)	(59,334)	21	2	—	(59,311)
Income tax benefit	(1,931)	—	—	—	(1,931)
Income (loss) from continuing operations	50,802	(880)	(1,062)	1,223	50,083
Discontinued operations, net of tax	—	719	—	—	719
Net income (loss)	$50,802	$(161)	$(1,062)	$1,223	$50,802

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor Nine Months Ended September 30, 2011
(in thousands)	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(21,104)	$(32,638)	$6,586	$26,052	$(21,104)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	7,863	15,913	4,677	—	28,453
Amortization – deferred financing costs	2,069	—	—	—	2,069
Amortization – other intangible assets	6,612	3,000	—	—	9,612
Provision for deferred income taxes	8,475	(390)	—	—	8,085
Change in warrant liability	(3,750)	—	—	—	(3,750)
Loss (gain) on disposal of assets	(11,344)	1,051	10,771	—	478
Equity in earnings of subsidiaries and affiliates	26,052	—	—	(26,052)	—
Non-cash stock-based compensation	1,875	—	—	—	1,875
Change in other operating items	(42,923)	4,608	(22,577)	—	(60,892)
Net cash used in operating activities	(26,175)	(8,456)	(543)	—	(35,174)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(5,813)	(35,818)	(1,338)	—	(42,969)
Other	(22,381)	40,528	—	—	18,147
Net cash provided by (used in) investing activities	(28,194)	4,710	(1,338)	—	(24,822)

CASH FLOWS FROM FINANCING ACTIVITIES:
Other	20,000	—	—	—	20,000
Net cash provided by financing activities	20,000	—	—	—	20,000

Decrease in cash and cash equivalents	(34,369)	(3,746)	(1,881)	—	(39,996)
Cash and cash equivalents, beginning of year	75,114	(2,225)	5,577	—	78,466
Cash and cash equivalents, end of period	$40,745	$(5,971)	$3,696	$—	$38,470

	Successor Period from February 26 to September 30, 2010
(in thousands)	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(15,667)	$13,492	$4,017	$(17,509)	$(15,667)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	5,554	15,337	3,355	—	24,246
Amortization—deferred financing costs	460	—	—	—	460
Amortization – other intangible assets	3,311	3,171	—	—	6,482
Loss on disposal of assets	4	25	22	—	51
Deferred income taxes	(1,124)	3,303	—	—	2,179
Paid-in-kind interest	6,161	—	—	—	6,161
Non-cash stock-based compensation	593	—	—	—	593
Equity in earnings of subsidiaries and affiliates	(17,509)	—	—	17,509	—
Non-cash change in market valuation - convertible notes	(5,623)	—	—	—	(5,623)
Change in warrant liability	(4,633)	—	—	—	(4,633)
Change in other operating items	(19,624)	(28,367)	18,017	—	(29,974)
Net cash provided by (used in) operating activities	(48,097)	6,961	25,411	—	(15,725)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(1,725)	(5,808)	(615)	—	(8,148)
Other	13,028	238	—	—	13,266
Net cash provided by (used in) investing activities	11,303	(5,570)	(615)	—	5,118

CASH FLOWS FROM FINANCING ACTIVITIES:
Other	3,624	—	(22,000)	—	(18,376)
Net cash provided by (used in) financing activities	3,624	—	(22,000)	—	(18,376)

Increase (decrease) in cash and cash equivalents	(33,170)	1,391	2,796	—	(28,983)
Cash and cash equivalents, beginning of period	80,971	(4,264)	3,640	—	80,347
Cash and cash equivalents, end of period	$47,801	$(2,873)	$6,436	$—	$51,364

	Predecessor Period from January 1 to February 26, 2010
(in thousands)	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$50,802	$(161)	$(1,062)	$1,223	$50,802
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,205	4,527	979	—	6,711
Amortization – deferred financing costs	690	—	4	—	694
Amortization – other intangible assets	31	790	—	—	821
Reorganization items	(59,334)	21	2	—	(59,311)
Payments on reorganization items	(12,164)	—	—	—	(12,164)
Paid-in-kind interest	1,769	—	—	—	1,769
Loss on disposal of assets	2	1	—	—	3
Equity in earnings of subsidiaries and affiliates	1,223	—	—	(1,223)	—
Deferred income taxes	(1,957)	397	—	—	(1,560)
Change in other operating items	(752)	(6,636)	(1,150)	—	(8,538)
Net cash used in operating activities	(18,485)	(1,061)	(1,227)	—	(20,773)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(60)	(1,377)	(20)	—	(1,457)
Other	(600)	45	—	—	(555)
Net cash used in investing activities	(660)	(1,332)	(20)	—	(2,012)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from debt issuance	46,611	—	—	—	46,611
Net cash provided by financing activities	46,611	—	—	—	46,611

Increase (decrease) in cash and cash equivalents	27,466	(2,393)	(1,247)	—	23,826
Cash and cash equivalents, beginning of year	53,505	(1,871)	4,887	—	56,521
Cash and cash equivalents, end of period	$80,971	$(4,264)	$3,640	$—	$80,347

Note 11 – Discontinued Operations

In connection with the sale of Fabco, we have reclassified current and prior period operating results, including the gain/loss on the sale transaction, to discontinued operations.  In addition, the Company has also reclassified certain operating results and the loss on sale transactions for Bostrom Seating and Brillion Farm, which had previously been concluded as immaterial, to discontinued operations as well.

The following table presents sales and income from operations attributable to Fabco, Bostrom Seating and Brillion Farm.

	Successor				Predecessor
	Three Months Ended September 30,		Nine Months Ended September 30,	Period from February 26 to September 30,	Period from January 1 to February 26,
	2011	2010	2011	2010	2010

Net sales	$10,063	$27,595	$24,325	$59,656	$12,412

Income from operations	2,581	4,970	3,692	9,201	1,116
Income tax provision (benefit)	(389)	1,782	(390)	3,303	397
Loss on sale	(6,634)	—	(6,795)	—	—
Discontinued operations	$(3,664)	$3,188	$(2,713)	$5,898	$719

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The accompanying unaudited condensed interim consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and such principles are applied on a basis consistent with the information reflected in our Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC.  In the opinion of management, the interim financial information includes all adjustments and accruals, consisting only of normal recurring adjustments and adjustments related to fresh start accounting as noted in Note 1 – Summary of Significant Accounting Policies, which are necessary for a fair presentation of results for the respective interim periods.  The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2011 or any interim period.  Except for the historical information contained herein, this quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties.  Our actual results may differ materially from those indicated by such forward-looking statements.

Effective November 18, 2010, Accuride Corporation implemented a one-for-ten reverse stock split of its Common Stock.  Unless otherwise indicated, all share amounts and per share data for the Successor Company have been adjusted to reflect this reverse stock split.

Overview

We are one of the largest and most diversified manufacturers and suppliers of commercial vehicle components in North America. Our products include commercial vehicle wheels, wheel-end components and assemblies, truck body and chassis parts, and other commercial vehicle components. We market our products under some of the most recognized brand names in the industry, including Accuride, Gunite, Imperial, and Brillion. We believe that we have number one or number two market positions in steel wheels, forged aluminum wheels, brake drums, disc wheel hubs, and metal bumpers in commercial vehicles. We serve the leading OEMs and their related aftermarket channels in most major segments of the commercial vehicle market, including heavy- and medium-duty trucks, commercial trailers, light trucks, buses, as well as specialty and military vehicles.

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

The heavy- and medium-duty truck and commercial trailer markets and the related aftermarket are the primary drivers of our sales. These markets are, in turn, directly influenced by conditions in the North American truck industry and generally by conditions in other industries which indirectly impact the truck industry, such as the home-building industry and consumer spending.  Although the commercial vehicle industry has begun to recover from the market trough in 2009 and current industry forecasts predict continual improvement in commercial vehicle production for the remainder of 2011 and into 2012, economic uncertainty continues and we cannot accurately predict the commercial vehicle cycle.  Accordingly, any deterioration of the economic recovery may undermine the recovery of the commercial vehicle market.  We continue to be a highly leveraged company, and a delayed or failed economic recovery could have a material adverse effect on our business, results of operations and financial condition.

Using the commercial vehicle industry production forecasts, we expect results from operations to continue to improve in 2011 compared to 2010 due to increased demand for our product, implementation of LEAN manufacturing principals, and increasing aluminum wheel manufacturing capacity.  While we encountered operational challenges in our Gunite business in the third quarter, which led to increased manufacturing costs and capacity constraints, we are currently implementing plans that we expect will resolve those issues and improve that business in the second half of 2012.

On March 30, 2011, we, along with one other United States domestic commercial vehicle steel wheel supplier, filed antidumping and countervailing duty petitions with the United States International Trade Commission and the United States Department of Commerce alleging that manufacturers of certain steel wheels in China are dumping their products in the United States and that these manufacturers have been subsidized by their government in violation of United States trade laws.  In May 2011, the International Trade Commission issued a preliminary determination that there was a reasonable indication that the U.S. steel wheel industry is materially injured or threatened with material injury by reason of imports from China of certain steel wheels, and began the final phase of its investigation, which continues.  In August 2011, the U.S. Department of Commerce issued a preliminary determination of countervailing duties on steel wheels imported from China ranging from 26.2% to 46.6% ad valorem, and in October 2011, the U.S. Department of Commerce issued a preliminary determination of antidumping duty margins ranging from 110.6% to 243.9% ad valorem.  As a result of these determinations, the U.S. Department of Commerce will instruct U.S. Customs to collect a cash deposit or bond of the applicable aggregate rate.  If the Department of Commerce makes a final determination that dumping or subsidies are present and the International Trade Commission determines that the domestic industry has been injured or is threatened with injury, the Department of Commerce will impose duties on the covered products imported from China in order to offset the effects of the dumping and subsidies.  No assurance can be given that these determinations will be made, that duties will be imposed or as to the amount of any duties that may be imposed.

During the last week of the quarter ended September 30, 2011, we experienced a significant decline in our stock price which we determined is a potential indicator of impairment under ASC 350.  While our stock price has trended back upwards since September 30, 2011, the impact of this recent event resulted in us preparing a preliminary step one analysis of goodwill and other indefinite lived intangible assets for our reporting units.  The preliminary results of this step one analysis indicated that there is no impairment at September 30, 2011.  However, we are in the process of completing our annual budget and long-term strategic planning process, including evaluating overall long-term growth rates, industry information and other valuation assumptions.  In the event that the fair value of one or more of our reporting units is less than its carrying amount upon completion of our step one analysis, we will perform a step two calculation to determine the amount of impairment, which will be recorded in the quarter ending December 31, 2011.  Any such charge is non-cash and would not affect our liquidity, tangible equity or debt covenants.

Results of Operations

In connection with our emergence from Chapter 11 bankruptcy proceedings and the adoption of fresh-start reporting, the results of operations for the nine months ended September 30, 2010, separately present the 2010 Successor Period and the 2010 Predecessor Period. Although the 2010 Successor Period and the 2010 Predecessor Period are distinct reporting periods, the effects of emergence and fresh-start reporting did not have a material impact on the comparability of our results of operations between the periods. Accordingly, references to 2010 results of operations for the nine months ended September 30, 2010, combine the two periods in order to enhance the comparability of such information to the current year.  A summary of our operating results for the three and nine months ended September 30, 2011 and 2010, and as a percentage of net sales is shown below.

(Dollars in thousands)	Three months ended September 30, 2011		Three months ended September 30, 2010

Net sales:
Wheels	$105,994	44.0%	$78,444	44.0%
Gunite	63,421	26.3%	49,997	28.1%
Brillion Iron Works	36,721	15.3%	28,331	15.9%
Imperial Group	34,693	14.4%	21,323	12.0%
Total net sales	$240,829	100%	$178,095	100%
Gross Profit:	19,238	8.0%	14,438	8.1%
Operating Expenses	14,747	6.1%	12,958	7.3%
Income (loss) from operations
Wheels	15,408	14.5%	10,661	13.6%
Gunite	(3,083)	(4.9)%	1,215	2.4%
Brillion Iron Works	367	1.0%	(1,215)	(4.3)%
Imperial Group	287	0.8%	(447)	(2.1)%
Corporate / Other	(8,488)	—%	(8,734)	—%
Total income from operations	4,491	1.9%	1,480	0.8%
Interest (expense), net	(8,824)	(3.7)%	(10,722)	(6.0)%
Non-cash market valuation – convertible notes	—	—%	36,827	20.7%
Other income, net	809	0.3%	2,647	1.5%
Income tax provision	10,032	4.2%	2,569	1.4%
Income (loss) from continuing operations	(13,556)	(5.6)%	27,663	15.5%
Discontinued operations, net of tax	(3,664)	(1.5)%	3,188	1.8%
Net income (loss)	$(17,220)	(7.2)%	$30,851	17.3%

Net Sales.  Net sales for three months ended September 30, 2011, were $240.8 million, an increase of 35.2%, compared to net sales of $178.1 million for the three months ended September 30, 2010.  The increase was primarily driven by the increasing industry demand for commercial vehicles.  Sales in our Wheels and Imperial groups increased by 35.1% and 62.9% respectively.  Sales from Brillion Iron Works increased 29.7% reflecting improved industrial demand for gray and ductile iron castings.  Gunite sales increased year over year by only 26.8% reflecting current drum machining capacity constraints and a mix shift away from higher priced aftermarket sales toward lower priced OEM sales.

Gross Profit.  Gross profit increased $4.8 million to $19.2 million for the three months ended September 30, 2011, due to the contribution from increased net sales.

Operating Expenses.  Operating expenses increased $1.8 million to $14.7 million for the three months ended September 30, 2011, primarily due to expenses incurred at Gunite related to brake drum quality issues and higher than expected maintenance and labor expenses at Brillion Iron Works during the July shutdown period as we executed a repair and upgrade of the plant’s largest casting line.

Interest Expense.  Net interest expense decreased $1.9 million to $8.8 million for the three months ended September 30, 2011, from $10.7 million for the three months ended September 30, 2010, due to reduced debt in 2011 compared to 2010.

Market Valuation – Convertible Notes.  In connection with accounting guidance following the emergence from Chapter 11, we recorded the conversion option on our convertible notes at fair value.  Due to a decrease in value of the conversion option, we recorded income of $36.8 million during the three months ended September 30, 2010.  Since the notes were converted to equity and cancelled during 2010, there is no impact to our 2011 results.

Income Tax Provision.  Income tax provision increased $7.4 million to $10.0 million for the three months ended September 30, 2011, from $2.6 million for the three months ended September 30, 2010.  During the current quarter, the Company recorded an increase in the valuation allowance of their U.S. deferred tax assets.  These deferred tax assets were evaluated upon the sale of Fabco Automotive and the deferred tax liabilities associated with the entity.  Based on the evaluation, an increase of $6.6 million was recorded, resulting in an increase in the deferred tax expense for the period.  The Company also recorded an additional $3.0 million in tax expense for the three months ended September 30, 2011, $1.4 million of which was related to U.S. deferred tax valuation allowances based on the ability to use current losses against future income and a $1.6 million tax expense on our foreign subsidiaries.

Discontinued Operations.  Discontinued operations represent reclassification of operating results, including gain/loss on sale, for Fabco Automotive, Bostrom Seating and Brillion Farm, net of tax.  The loss recognized for the sale of Fabco in the quarter ending September 30, 2011 was $6.3 million.

(Dollars in thousands)	Nine months ended September 30, 2011		Nine months ended September 30, 2010

Net sales:
Wheels	$300,430	43.3%	$210,649	42.3%
Gunite	189,745	27.4%	155,556	31.2%
Brillion Iron Works	110,175	15.9%	72,339	14.5%
Imperial Group	93,246	13.4%	59,690	12.0%
Total net sales	$693,596	100%	$498,234	100%
Gross Profit:	58,972	8.5%	31,189	6.3%
Operating expenses	44,580	6.4%	41,351	8.3%
Income (loss) from operations
Wheels	39,032	13.0%	19,649	9.3%
Gunite	(1,007)	(0.5)%	4,378	2.8%
Brillion Iron Works	1,789	1.6%	(365)	(0.5)%
Imperial Group	3,178	3.4%	(3,091)	(5.2)%
Corporate / Other	(28,600)	—%	(30,733)	—%
Total income (loss) from operations	14,392	2.1%	(10,162)	(2.0)%
Interest (expense), net	(25,564)	(3.7)%	(31,948)	(6.4)%
Non-cash market valuation – convertible notes	—	—%	5,623	1.1%
Other income, net	3,205	0.5%	5,154	1.0%
Reorganization items (gain)	—	—%	(59,311)	(11.9)%
Income tax provision (benefit)	10,424	1.5%	(540)	(0.1)%
Income (loss) from continuing operations	(18,391)	(2.7)%	28,518	5.7%
Discontinued operations	(2,713)	(0.4)%	6,617	1.3%
Net income (loss)	$(21,104)	(3.0)%	$35,135	7.1%

Net Sales.  Combined net sales for the nine months ended September 30, 2011, were $693.6 million, an increase of 39.2%, compared to net sales of $498.2 million for the nine months ended September 30, 2010.  The factors affecting the year to date results are similar to those of the third quarter as explained above.

Gross Profit.  Gross profit increased $27.8 million to $59.0 million for the nine months ended September 30, 2011 due to the contribution from increased net sales.

Operating Expenses.  Operating expenses increased $3.2 million to $44.6 million for the nine months ended September 30, 2011, due to factors similar to those of the third quarter as explained above.

Interest Expense.  Net interest expense decreased $6.3 million to $25.6 million for the nine months ended September 30, 2011, from $31.9 million for the nine months ended September 30, 2010, due to reduced debt in 2011 compared to 2010.

Market Valuation – Conversion Option on Convertible Notes.  In connection with accounting guidance following the emergence from Chapter 11, we recorded the conversion option on our convertible notes at fair value.  Due to a decrease in value of the conversion option, we recorded income of $5.6 million during the nine months ended September 30, 2010.  Since the notes were converted to equity and cancelled during 2010, there is no impact to our 2011 results.

Reorganization Items.  ASC 852 requires the recognition of certain transactions directly related to the reorganization as reorganization expense in the statement of operations. The reorganization gain of $59.3 million for 2010 consisted of $25.0 million professional fees directly related to reorganization and an $84.3 million gain on the discharge and issuance of our debt instruments.

Income Tax Provision.  Income tax provision increased $10.9 million to $10.4 million for the nine months ended September 30, 2011 from a benefit of $0.5 million for the nine months ended September 30, 2010.  The factors affecting the year to date results are similar to those described in the third quarter results above.

Discontinued Operations.  Discontinued operations represent reclassification of operating results, including gain/loss on sale, for Fabco Automotive, Bostrom Seating and Brillion Farm, net of tax.  The loss recognized for the sale of Fabco, Bostrom and Brillion Farm was $6.3 million, $0.3 million, and $0.2 million, respectively, for the nine months ended September 30, 2011.

Changes in Financial Condition

At September 30, 2011, we had total assets of $862.1 million, as compared to total assets of $874.1 million at December 31, 2010.  The $12.0 million, or 1.4%, decrease in total assets primarily resulted from decreases in cash, goodwill and other intangible assets partially offset by changes in working capital.  Goodwill and other intangible assets decreased over the course of the year due to the sale of Bostrom Seating and Fabco Automotive.  We define working capital as current assets (excluding cash) less current liabilities.

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

The following table summarizes the major components of our working capital as of the periods listed below:

	September 30,	December 31,
	2011	2010
Accounts receivable	$115,437	$75,702
Inventories	66,414	55,818
Deferred income taxes (current)	9,966	13,061
Other current assets	6,513	5,457
Accounts payable	(69,231)	(55,324)
Accrued payroll and compensation	(17,642)	(17,320)
Accrued interest payable	(5,122)	(12,682)
Accrued workers compensation	(5,146)	(6,994)
Other current liabilities	(17,703)	(20,200)
Working Capital	$83,486	$37,518

Significant changes in working capital included:
•	an increase in receivables of $39.7 million due to the comparative increase in revenue in the months leading up to the respective period-end dates;
•	an increase in inventory of $10.6 million due to increase in sales demand;
•	an increase of accounts payable of $13.9 million primarily due to the increase in raw material purchases in the months leading up to the respective period-end dates;
•	a decrease in accrued interest payable of $7.6 million due to semi annual interest payments for our senior secured notes.

Capital Resources and Liquidity

Our primary sources of liquidity during the nine months ended September 30, 2011 were cash reserves and our ABL facility.  We believe that cash from operations, existing cash reserves, and our ABL facility will provide adequate funds for our working capital needs, planned capital expenditures and debt service obligations through 2011 and the foreseeable future.  Our ability to fund working capital needs, planned capital expenditures, scheduled semi-annual interest payments, and to comply with all of the financial covenants under the Credit Agreement, depends on our future operating performance and cash flow, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

As of September 30, 2011, we had $38.5 million of cash plus $39.4 million in availability under our ABL credit facility for total liquidity of $77.9 million.  In June 2011, we had a $20.0 million advance on our ABL credit facility to partially finance the acquisition of the Camden operations.  In September, we received $32.8 million in proceeds related to the sale of Fabco Automotive, which excludes $2.1 million of fees paid at closing.

Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2011 amounted to $35.2 million compared to a use of $36.5 million for the period ended September 30, 2010.  The use of cash in 2011 was a result of increased working capital requirements, primarily receivables and inventories, which are expected in an environment of increasing product demand.  The primary drivers of the use of cash during 2010 were $12.2 million of cash payments for reorganization items, $22.4 million of cash payments related to bankruptcy, and $16.1 million of increased working capital assets.

Investing Activities

Net cash used in investing activities totaled $24.8 million for the nine months ended September 30, 2011 compared to cash provided of $3.1 million for the period ended September 30, 2010.  Our most significant cash outlays for investing activities are the purchases of property, plant and equipment.  During the nine months ended September 30, 2011, we had cash inflows of $7.7 million related to the sale of certain assets, inflows of $32.8 million related to the sale of Fabco and cash outflows of $22.4 million related to the acquisition of our Camden, South Carolina facility, net of cash received.  Capital expenditures for 2011 are currently expected to be approximately $63 million, which we expect to fund through existing cash reserves or from our ABL facility.

Financing Activities

Net cash provided in financing activities totaled $20.0 million for the nine months ended September 30, 2011 compared to cash provided of $28.2 million during the period ended September 30, 2010.  During the nine months ended September 30, 2011, we had a $20.0 million advance on our ABL credit facility to partially finance the acquisition of the Camden, South Carolina facility.  Included in the cash amount provided during 2010 are the impacts from the Plan of Reorganization of satisfying our term loan facilities of $305.8 million, our revolving credit facility of $71.7 million, and the DIP loan facility of $25.0 million.  The nine months ended September 30, 2010 also included proceeds from the issuance of $140 million of convertible notes and $310.5 million for the new senior term facility.

Borrowing Facilities

The ABL Facility

The ABL facility is a senior secured asset based revolving credit facility in an aggregate principal amount of up to $75.0 million, with the right, subject to certain conditions, to increase the availability under the facility by up to $25.0 million in the aggregate (for a total aggregate availability of $100.0 million). The four-year ABL facility matures on July 29, 2014 and provides for loans and letters of credit in an aggregate amount up to the amount of the facility, subject to meeting certain borrowing base conditions, with sub-limits of up to $10.0 million for swingline loans and $25.0 million to be available for the issuance of letters of credit.  Loans under the ABL facility currently bear interest at an annual rate equal to, at our option, either LIBOR plus 3.75% or Base Rate plus 2.75%, subject to changes based on our leverage ratio as defined in the ABL facility.

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

Restrictive Debt Covenants

Our credit documents (the ABL facility and the indentures governing the senior secured notes) contain operating covenants that limit the discretion of management with respect to certain business matters.  These covenants place significant restrictions on, among other things, the ability to incur additional debt, to pay dividends, to create liens, to make certain payments and investments and to sell or otherwise dispose of assets and merge or consolidate with other entities.  In addition, the ABL facility contains a financial covenant which requires us to maintain a fixed charge coverage ratio during any compliance period, which is anytime when the excess availability is less than or equal to the greater of $10.0 million or 15 percent of the total commitment under the ABL facility.  Due to the amount of our excess availability (as calculated pursuant to the terms of the ABL facility), the Company is not currently in a compliance period, and we do not have to maintain a fixed charge coverage ratio, although this is subject to change.  We expect to be in compliance with all restrictive debt covenants through the next twelve months.

We continue to operate in a challenging economic environment and our ability to maintain liquidity and comply with our debt covenants may be affected by economic or other conditions that are beyond our control and which are difficult to predict.

Off-Balance Sheet Arrangements

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

In August 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other (Topic 350):  Testing Goodwill for Impairment.  This update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.  This update is effective prospectively for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted.  We are currently evaluating the impact of adopting ASU 2011-08 on the consolidated financial statements.

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

Such forward-looking statements are based on assumptions and estimates, which although believed to be reasonable, may turn out to be incorrect.  Therefore, undue reliance should not be placed upon these estimates and statements.  We cannot assure that any of these statements, estimates, or beliefs will be realized and actual results may differ from those contemplated in these “forward-looking statements.”  We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise.  You are advised to consult further disclosures we may make on related subjects in our filings with the SEC.  In addition to other factors discussed in this report, some of the important factors that could cause actual results to differ materially from those discussed in the forward-looking statements include, without limitation, the following:

•	a delayed or less robust than anticipated commercial vehicle industry recovery in 2011 and 2012 could have a material adverse effect on our business;
•	the loss of a major customer could have a material adverse effect on our business;
•	the demands of original equipment manufacturers for price reductions may adversely affect profitability;
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

Foreign Currency Risk

Certain forecasted transactions, assets, and liabilities are exposed to foreign currency risk. We monitor our foreign currency exposures to maximize the overall effectiveness of our foreign currency derivatives. The principal currencies of exposure are the Canadian Dollar and Mexican Peso. From time to time, we use foreign currency financial instruments to offset the impact of the variability in exchange rates on our operations, cash flows, assets and liabilities. At September 30, 2011, the notional amount of open foreign exchange forward contracts was $388.

Foreign currency derivative contracts provide only limited protection against currency risks. Factors that could impact the effectiveness of our currency risk management programs include accuracy of sales estimates, volatility of currency markets and the cost and availability of derivative instruments.

Raw Material/Commodity Price Risk

We rely upon the supply of certain raw materials and commodities in our production processes, and we have entered into firm purchase commitments for certain metals and natural gas. Additionally, from time to time, we use commodity price swaps and futures contracts to manage the variability in certain commodity prices on our operations and cash flows. At September 30, 2011, we had no open commodity price swaps or futures contracts.

Interest Rate Risk

We use long-term debt as a primary source of capital. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for our fixed-rate debt at September 30, 2011:

(Dollars in thousands)	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
Long-term Debt:
Fixed Rate	—	—	—	—	—	$310,000	$310,000	$285,200
Average Rate	—	—	—	—	—	9.50%	9.50%
Variable Rate	—	—	—	$20,000	—	—	$20,000	$20,000
Average Rate	—	—	—	4.1%	—	—	4.1%

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting.  There have been no changes to our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during our most recent quarter.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Neither Accuride nor any of our subsidiaries is a party to any legal proceeding which, in the opinion of management, would have a material effect on our  consolidated financial condition or results of our operations and cash flows.  However, we from time-to-time are involved in ordinary routine litigation incidental to our business, including actions related to product liability, contractual liability, intellectual property, workplace safety and environmental claims.  We establish reserves for matters in which losses are probable and can be reasonably estimated.  While we believe that we have established adequate accruals for our expected future liability with respect to our pending legal actions and proceedings, we cannot assure you that our liability with respect to any such action or proceeding would not exceed our established accruals.  Further, we cannot assure that litigation having a material affect on our financial condition will not arise in the future.

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

2.3	—	Third Amended Joint Plan of Reorganization for Accuride Corporation, et al. Previously filed as an exhibit to the Form 8-K filed on February 22, 2010, and incorporated herein by reference.
2.4	—	Confirmation Order for Third Amended Plan of Reorganization. Previously filed as an exhibit to the Form 8-K filed on February 22, 2010, and incorporated herein by reference.
2.5	—
Stock Purchase Agreement by and among Accuride Corporation, Truck Components, Inc., Fabco Automotive Corporation and Fabco Holdings Inc., dated September 26, 2011.  Previously filed as an exhibit to the Form 8-K (Acc. No. 0000817979-11-000020) filed on September 30, 2011, and incorporated herein by reference.

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

31.1†	—	Section 302 Certification of Richard F. Dauch in connection with the Quarterly Report of Form 10-Q on Accuride Corporation for the period ended September 30, 2011.
31.2†	—	Section 302 Certification of Gregory A. Risch in connection with the Quarterly Report on Form 10-Q of Accuride Corporation for the period ended September 30, 2011.
32.1††	—	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
101.INS†	—	XBRL Instance Document
101.SCH†	—	XBRL Taxonomy Extension Schema Document
101.CAL†	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB†	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	—	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF†	—	XBRL Taxonomy Extension Definition Linkbase Document

†	Filed herewith
††	Furnished herewith
*	Management contract or compensatory agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCURIDE CORPORATION

/s/ RICHARD F. DAUCH	Dated:	November 7, 2011
Richard F. Dauch
President and Chief Executive Officer
(Principal Executive Officer)

/s/ GREGORY A. RISCH	Dated:	November 7, 2011
Gregory A. Risch
Vice President and Interim Chief Financial Officer
(Principal Financial and Accounting Officer)