Form 10-K
period 2011-12-31
ACCURIDE CORP
filed 2012-03-15
CIK 817979

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2011
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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐  No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates based on the New York Stock Exchange closing price as of June 30, 2011 (the last business day of registrant’s most recently completed second fiscal quarter) was approximately $561,620,067. This calculation does not reflect a determination that such persons are affiliates of registrant for any other purposes.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒  No ☐

The number of shares of Common Stock, $0.01 par value, of Accuride Corporation outstanding as of March 9, 2012 was 47,326,312.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2012 Annual Meeting of stockholders are incorporated by reference in Part III of this Form 10-K.

ACCURIDE CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2011

PART I
Item 1.	Business	3
Item 1A.	Risk Factors	10
Item 1B.	Unresolved Staff Comments	19
Item 2.	Properties	20
Item 3.	Legal Proceedings	20
Item 4.	Mine Safety Disclosures	20
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	21
Item 6.	Selected Consolidated Financial Data	24
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 7A.	Quantitative and Qualitative Disclosure About Market Risk	46
Item 8.	Financial Statements and Supplementary Data	46
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	46
Item 9A.	Controls and Procedures	47
Item 9B.	Other Information	47
PART III
Item 10.	Directors, Executive Officers, and Corporate Governance	48
Item 11.	Executive Compensation	48
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	48
Item 13.	Certain Relationships and Related Transactions and Director Independence	48
Item 14.	Principal Accountant Fees and Services	48
PART IV
Item 15.	Exhibits and Financial Statement Schedules	49
	Signatures	52

FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm	54
Consolidated Balance Sheets	56
Consolidated Statements of Operations	57
Consolidated Statements of Stockholders’ Equity (Deficiency)	58
Consolidated Statements of Cash Flows	59
Notes to Consolidated Financial Statements	60

Explanatory Note:

Effective November 18, 2010, Accuride Corporation implemented a one-for-ten reverse stock split of its Common Stock.  Unless otherwise indicated, all share amounts and per share data in this Annual Report on Form 10-K for the Successor Company have been adjusted to reflect this reverse stock split.  See Note 1 of the consolidated financial statements.

PART I

Item 1. Business

The Company

We are one of the largest and most diversified manufacturers and suppliers of commercial vehicle components in North America. Our products include commercial vehicle wheels, wheel-end components and assemblies, truck body and chassis parts, and ductile and gray iron castings. We market our products under some of the most recognized brand names in the industry, including Accuride, Gunite, Imperial, and Brillion. We believe that we have number one or number two North American market positions in steel wheels, forged aluminum wheels, brake drums, disc wheel hubs, and metal bumpers in commercial vehicles. We serve the leading original equipment manufacturers, or OEMs, and their related aftermarket channels in most major segments of the commercial vehicle market, including heavy- and medium-duty trucks, commercial trailers, light trucks, buses, as well as specialty and military vehicles.

Our primary product lines are standard equipment used by a majority of North American heavy- and medium-duty truck OEMs, creating a significant barrier to entry. We believe that substantially all heavy-duty truck models manufactured in North America contain one or more of our components.

Our diversified customer base includes substantially all of the leading commercial vehicle OEMs, such as Daimler Truck North America, LLC (“DTNA”), with its Freightliner and Western Star brand trucks, PACCAR, Inc. (“PACCAR”), with its Peterbilt and Kenworth brand trucks, Navistar, Inc. (“International Truck”), with its International brand trucks, and Volvo Truck Corporation (“Volvo/Mack”), with its Volvo and Mack brand trucks. Our primary commercial trailer customers include leading commercial trailer OEMs, such as Great Dane Limited Partnership and Wabash National, Inc. Our major light truck customer is General Motors Corporation. Our product portfolio is supported by strong sales, marketing and design engineering capabilities and is manufactured in 15 strategically located, technologically-advanced facilities across the United States, Mexico, and Canada.

Our business consists of four operating segments that design, manufacture, and distribute components of the commercial vehicle market, including heavy- and medium-duty trucks, commercial trailers, light trucks, buses, as well as specialty and military vehicles and their related aftermarkets.  We have identified each of our operating segments as reportable segments. The Wheels segment’s products primarily consist of steel and aluminum wheels.  The Gunite segment’s products consist primarily of wheel-end components and assemblies.  The Imperial Group segment’s products consist primarily of truck body and chassis parts.  The Brillion Iron Works segment’s products primarily consist of ductile and gray iron castings, including engine and transmission components and industrial components. We believe this segmentation is appropriate based upon operating decisions and performance assessments by our President and Chief Executive Officer, who joined us in February 2011, and has increased the level of details reviewed. Our financial results for the previous three fiscal years are discussed in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operation” and “Item 8: Financial Statements and Supplementary Data” of this Annual Report.

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

Discontinued Operations

On January 31, 2011, substantially all of the assets and business of our Bostrom Seating subsidiary were sold to a subsidiary of Commercial Vehicle Group, Inc. for approximately $8.8 million and resulted in recognition of a $0.3 million loss on our consolidated statement of operations in the twelve months ended December 31, 2011, which have been reclassified to discontinued operations.  See Note 2 “Discontinued Operations” for further discussion.

On September 26, 2011, the Company announced the sale of its wholly-owned subsidiary, Fabco Automotive Corporation (“Fabco”) to Fabco Holdings, Inc., a new company formed and capitalized by Wynnchurch Capital, Ltd. in partnership with Stone River Capital Partners, LLC.  The sale concluded for a purchase price of $35.0 million, subject to a working capital adjustment, plus a contingent payment of up to $2.0 million depending on Fabco’s financial performance during calendar year 2012.  The Company recognized a loss of $6.3 million, including $2.1 million in transactional fees, related to the sale transaction during the twelve months ended December 31, 2011, which is included as a component of discontinued operations.  See Note 2 “Discontinued Operations” for further discussion.

Certain operating results from prior periods, including the predecessor periods, have been reclassified to discontinued operations to conform to the current year presentation.

Chapter 11 Proceedings

See Note 1 to the “Notes to Consolidated Financial Statements” included herein.

Product Overview

We believe we design, produce, and market one of the broadest portfolios of commercial vehicle components in the industry. We classify our products under several categories, which include wheels, wheel-end components and assemblies, truck body and chassis parts, and ductile and gray iron castings. The following describes our major product lines and brands.

Wheels (Approximately 43% of our 2011 net sales, 43% of our 2010 net sales, and 46% of our 2009 net sales)

We are the largest North American manufacturer and supplier of wheels for heavy- and medium-duty trucks, commercial trailers and related aftermarkets. We offer the broadest product line in the North American heavy- and medium-duty wheel industry and are the only North American manufacturer and supplier of both steel and forged aluminum heavy- and medium-duty wheels. We also produce wheels for buses, commercial light trucks, heavy-duty pick-up trucks, and military vehicles. We market our wheels under the Accuride brand. A description of each of our major products is summarized below:

•
Heavy- and medium-duty steel wheels. We offer the broadest product line of steel wheels for the heavy- and medium-duty truck, commercial trailer markets and related aftermarkets. The wheels range in diameter from 17.5” to 24.5” and are designed for load ratings ranging from 3,640 to 13,000 lbs. We also offer a number of coatings and finishes which we believe provide the customer with increased durability and exceptional appearance. We are the standard steel wheel supplier to most North American heavy- and medium-duty truck OEMs and to a number of North American trailer OEMs.

•
Heavy- and medium-duty aluminum wheels. We offer a full product line of aluminum wheels for the heavy- and medium-duty truck, commercial trailer markets and related aftermarkets. The wheels range in diameter from 19.5” to 24.5” and are designed for load ratings ranging from 5,000 to 13,000 lbs. Aluminum wheels are generally lighter in weight, more readily stylized, and approximately 3.0 times as expensive as steel wheels.

•
Light truck steel wheels. We manufacture light truck single and dual steel wheels that range in diameter from 16” to 19.5” for customers such as General Motors. We are focused on larger diameter wheels designed for select truck platforms used for carrying heavier loads.

•	Military Wheels. We produce steel and aluminum wheels for military applications under the Accuride brand name.

Wheel-End Components and Assemblies (Approximately 27% of our 2011 net sales, 30% of our 2010 net sales, and 30% of our 2009 net sales)

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

•
Spoke Wheels. We manufacture a full line of spoke wheels for heavy-and medium-duty trucks and commercial trailers. While disc wheel hubs have begun to displace spoke wheels, they are still popular for severe-duty applications such as off-highway vehicles, refuse vehicles, and school buses, due to their greater strength and reduced downtime. Our product line also includes finely machined wheels for ABS systems, similar to our disc wheel hubs.

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

Truck Body and Chassis Parts (Approximately 14% of our 2011 net sales, 12% of our 2010 net sales, and 14% of our 2009 net sales)

We are a leading supplier of truck body and chassis parts to heavy- and medium-duty truck and bus manufacturers. We fabricate a broad line of truck body and chassis parts under the Imperial brand name, including bumpers, battery and toolboxes, crown assemblies, fuel tanks, roofs, fenders, crossmembers, tubular assemblies and stamping/fabricating assemblies including complete bus chassis. We also provide a variety of value-added services, such as chrome plating and polishing, powder coating, assembly, kitting and line sequencing.

We specialize in the fabrication of complex components and assemblies requiring a significant amount of tooling or customization. Our truck body and chassis parts manufacturing operations are characterized by low-volume production runs. Additionally, because each truck is uniquely customized to end user specifications, we have developed flexible production systems that are capable of accommodating multiple variations for each product design. A description of each of our major truck body and chassis parts is summarized below:

•	Bumpers. We manufacture a wide variety of steel bumpers. These bumpers are polished/chrome plated to meet specific OEM and private label aftermarket requirements.
•	Fuel Tanks. We manufacture and assemble polished/unpolished aluminum fuel tanks and fuel tank straps for OEM and aftermarket customers.
•	Battery Boxes and Toolboxes. We design and manufacture polished/unpolished steel and aluminum battery and toolboxes for heavy-duty truck OEM and aftermarket customers.

•
Front-End Crossmembers. We fabricate and assemble crossmembers for heavy-duty trucks. A crossmember is a structural component of a chassis. These products are manufactured from heavy gauge, high-strength steel and assembled to customer line-set schedules.

•	Muffler Assemblies. We assemble and line-set complete muffler assemblies consisting of fabricated/polished parts, heat shields, mufflers, and exhaust tubing.
•
Crown Assemblies and Components. We manufacture multiple styles of crown assemblies and components. A crown assembly is the highly visible front section (grill) of the truck. These products are fabricated from both steel and aluminum, which are chrome-plated.

•
Other Products. We fabricate a wide variety of structural components/assemblies for truck and bus OEMs and aftermarket customers. These products include fenders, exhaust components, sun visors, windshield masks, step assemblies, brackets, fuel tank supports, inner-hood panels, door assemblies, dash panel assemblies, and various other components.

Ductile and Gray Iron Castings (Approximately 16% of our 2011 net sales, 15% of our 2010 net sales, and 10% of our 2009 net sales)

We produce ductile and gray iron castings under the Brillion brand name.  Our Brillion Foundry facility is one of North America’s largest iron foundries focused on the supply of complex, highly cored cast products to the commercial vehicle, diesel engine, construction, agricultural, hydraulic and industrial markets.  Our cast products include:

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

Cyclical and Seasonal Industry

The commercial vehicle components industry is highly cyclical and, in large part, depends on the overall strength of the demand for heavy- and medium-duty trucks. The industry has historically experienced significant fluctuations in demand based on factors such as general economic conditions, including industrial production and consumer spending, as well as, gas prices, credit availability, and government regulations.  Cyclical peaks of commercial vehicle production in 1999 and 2006 were followed by sharp production declines of 48% and 69% to trough production levels in 2001 and 2009, respectively.  Since 2009, commercial vehicle production levels have increased, and demand for our products as predicted by analysts, including America’s Commercial Transportation (“ACT”) and FTR Associates (“FTR”) Publications, is expected to improve in 2012 as economic conditions continue to improve.  OEM production of major markets that we serve in North America, from 2005 to 2011, are shown below:

	For the Year Ended December 31,
	2011	2010	2009	2008	2007	2006	2005
North American Class 8	255,261	154,173	118,396	205,639	212,391	376,448	339,126
North American Classes 5-7	166,798	117,901	97,733	158,294	206,954	275,332	252,871
U.S. Trailers	209,005	124,162	79,027	143,901	214,615	280,203	251,950

Our operations are typically seasonal as a result of regular OEM customer maintenance and model changeover shutdowns, which typically occur in the third and fourth quarter of each calendar year.  In addition, our Gunite product line typically experiences higher aftermarket purchases of wheel-end components in the first and second quarters of each calendar year.  This seasonality may result in decreased net sales and profitability during the third and fourth fiscal quarters of each calendar year.

Customers

We market our components to more than 1,000 customers, including most of the major North American heavy- and medium-duty truck and commercial trailer OEMs, as well as to the major aftermarket suppliers, including OEM dealer networks, wholesale distributors, and aftermarket buying groups. Our largest customers are PACCAR, Navistar, Daimler

Truck North America, and Volvo/Mack, which combined accounted for approximately 53.4% of our net sales in 2011, and individually constituted approximately 17.7%, 16.6%, 11.4%, and 7.7%, respectively, of our 2011 net sales. We have long-term relationships with our larger customers, many of whom have purchased components from us or our predecessors for more than 45 years. We garner repeat business through our reputation for quality and position as a standard supplier for a variety of truck lines. We believe that we will continue to be able to effectively compete for our customers’ business due to the high quality of our products, the breadth of our product portfolio, and our continued product innovation.

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

We also have fleet sales coverage focused on our wheels and wheel-end markets who seek to develop relationships directly with fleets to create “pull-through” demand for our products. This effort is intended to help convince the truck and trailer OEMs to designate our products as standard equipment and to create sales by encouraging fleets to specify our products on the equipment that they purchase, even if our product is not standard equipment. This same group provides aftermarket sales coverage for our various products, particularly wheels and wheel-end components. These salespeople promote and sell our products to the aftermarket, including OEM dealers, warehouse distributors and aftermarket buying groups.

We have a consolidated aftermarket distribution strategy for our wheels and wheel-end components. In support of this strategy, we have a strategically located distribution center in the Indianapolis, Indiana, metropolitan area.  As a result, customers can order steel and aluminum wheels, brake drums/rotors and automatic slack adjusters on one purchase order, improving freight efficiencies and inventory turns for our customers.  We believe this capability is a strategic advantage over our single product line competitors.  The aftermarket infrastructure enables us to expand our manufacturing plant direct shipments to larger aftermarket customers utilizing a virtual distribution strategy that allows us to maintain and enhance our competitiveness by eliminating unnecessary freight and handling through the distribution center.

International Sales

We consider sales to customers outside of the United States as international sales. International sales for the years, ended December 31, 2011, 2010, and 2009 are as follows:

(dollars in millions)	International Sales	Percent of Net Sales
2011	$158.3	16.9%
2010	$104.1	15.4%
2009	$70.7	13.7%

For additional information, see Note 12 to the “Notes to Consolidated Financial Statements” included herein.

Manufacturing

We operate 15 facilities, which are characterized by advanced manufacturing capabilities, in North America. Our U.S. manufacturing operations are located in Illinois, Indiana, Kentucky, Ohio, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, Washington, and Wisconsin. In addition, we have manufacturing facilities in Canada and Mexico. These facilities are strategically located to meet our manufacturing needs and the demands of our customers.

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

The competitive landscape for each of our brands is unique. Our primary competitors in the wheel markets include Alcoa Inc., and Maxion Wheels. Our primary competitors in the wheel-ends and assemblies markets for heavy-duty trucks and commercial trailers are KIC Holdings, Inc., ArvinMeritor, Inc., Consolidated Metco Inc., and Webb Wheel Products Inc. The truck body and chassis parts markets are fragmented and characterized by many small private companies. Our major competitors in the industrial components market include ten to twelve foundries operating in the Midwest and Southern regions of the United States and Mexico.

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

Employees and Labor Unions

As of December 31, 2011, we had approximately 3,280 employees, of which 629 were salaried employees with the remainder paid hourly. Unions represent approximately 1,896 of our employees, which is approximately 58% of our total employees. We have collective bargaining agreements with several unions, including (1) the United Auto Workers, (2) the International Brotherhood of Teamsters, (3) the United Steelworkers, (4) the International Association of Machinists and Aerospace Workers, (5) the National Automobile, Aerospace, Transportation, and General Workers Union of Canada and (6) El Sindicato Industrial de Trabajadores de Nuevo Leon.

Each of our unionized facilities has a separate contract with the union that represents the workers employed at such facility. The union contracts expire at various times over the next few years with the exception of our union contract that covers the hourly employees at our Monterrey, Mexico, facility, which expires on an annual basis in January unless otherwise renewed. In 2011, we successfully completed negotiations at our Monterrey and Brillion Iron Works facilities and extended the labor contract at our Elkhart, Indiana facility through April 2013. The 2012 negotiations in Monterrey were successfully completed prior to the expiration of our union contract.  In 2012, we extended the labor contract at our London, Ontario facility through March 15, 2013.

Intellectual Property

We believe the protection of our intellectual property is important to our business. Our principal intellectual property consists of product and process technology, a number of patents, trade secrets, trademarks and copyrights.  Although our patents, trade secrets, and copyrights are important to our business operations and in the aggregate constitute a valuable asset, we do not believe that any single patent, trade secret, or copyright is critical to the success of our business as a whole.  We also own common law rights and U.S. federal and foreign trademark registrations for several of our brands, which we believe are valuable, including Accuride®, Brillion TM, Gunite®, and Imperial TM.  Our policy is to seek statutory protection for all significant intellectual property embodied in patents and trademarks.  From time to time, we grant licenses under our intellectual property and receive licenses under intellectual property of others.

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

In addition to environmental laws that regulate our ongoing operations, we are also subject to environmental remediation liability. Under the federal Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) and analogous state laws, we may be liable as a result of the release or threatened release of hazardous materials into the environment regardless of when the release occurred. We are currently involved in several matters relating to the investigation and/or remediation of locations where we have arranged for the disposal of foundry wastes. Such matters include situations in which we have been named or are believed to be potentially responsible parties in connection with the contamination of these sites. Additionally, environmental remediation may be required to address soil and groundwater contamination identified at certain of our facilities.

As of December 31, 2011, we had an environmental reserve of approximately $1.5 million, related primarily to our foundry operations. This reserve is based on management’s review of potential liabilities as well as cost estimates related thereto. The reserve takes into account the benefit of a contractual indemnity given to us by a prior owner of our wheel-end subsidiary. The failure of the indemnitor to fulfill its obligations could result in future costs that may be material. Any expenditures required for us to comply with applicable environmental laws and/or pay for any remediation efforts will not be reduced or otherwise affected by the existence of the environmental reserve. Our environmental reserve may not be adequate to cover our future costs related to the sites associated with the environmental reserve, and any additional costs may have a material adverse effect on our business, results of operations or financial condition. The discovery of additional environmental issues, the modification of existing laws or regulations or the promulgation of new ones, more vigorous enforcement by regulators, the imposition of joint and several liability under CERCLA or analogous state laws, or other unanticipated events could also result in a material adverse effect.

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

Many scientists, legislators and others attribute climate change to increased emissions of greenhouse gases (“GHGs”), which has led to significant legislative and regulatory efforts to limit GHGs. In the recent past, Congress has considered legislation that would have reduced GHG emissions through a cap-and-trade system of allowances and credits, under which emitters would be required to buy allowances to offset emissions. In addition, in late 2009, the EPA promulgated a rule requiring certain emitters of GHGs to monitor and report data with respect to their GHG emissions and, in May 2010, finalized its “tailoring” rule for determining which stationary sources are required to obtain permits, or implement best available control technology, on account of their GHG emission levels. The EPA is also expected to adopt additional rules in the near future that will require permitting for ever-broader classes of GHG emission sources. Moreover, several states, including states in which we have facilities, are considering or have begun to implement various GHG registration and reduction programs. Certain of our facilities use significant amounts of energy and may emit amounts of GHGs above certain existing and/or proposed regulatory thresholds. GHG laws and regulations could increase the price of the energy we purchase, require us to purchase allowances to offset our own emissions, require us to monitor and report our GHG emissions or require us to install new emission controls at our facilities, any one of which could significantly increase our costs or otherwise negatively affect our business, results of operations or financial condition. In addition, future efforts to curb transportation-related GHGs could result in a lower demand for our products, which could negatively affect our business, results of operation or financial condition. While future GHG regulation appears increasingly likely, it is difficult to predict how these regulations will affect our business, results of operations or financial condition.

Research and Development Expense

Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred. The amount expensed in the year ended December 31, 2011 totaled $4.8 million.  For the period January 1, 2010 to February 26, 2010 and for the period February 26, 2010 to December 31, 2010 we expensed $0.7 million and $3.4 million, respectively.  The amount expensed in the year ended December 31, 2009 totaled $4.3 million.

Website Access to Reports

We make our periodic and current reports available, free of charge, on our website as soon as practicable after such material is electronically filed with the Securities and Exchange Commission (the “SEC”). Our website address is www.accuridecorp.com and the reports are filed under “SEC Filings” in the Investor Information section of our website. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The SEC’s website is www.sec.gov.

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

Such forward-looking statements are based on assumptions and estimates, which although believed to be reasonable, may turn out to be incorrect. Therefore, undue reliance should not be placed upon these statements and estimates. These statements or estimates may not be realized and actual results may differ from those contemplated in these “forward-looking statements.” Some of the factors that may cause these statements and estimates to differ materially include, general economic conditions, the performance of the commercial vehicle market and each of the risks highlighted below.

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

Risks Related to Our Business and Industry

We rely on, and make significant operational decisions based, in part, upon industry data and forecasts that may prove to be inaccurate.

We continue to operate in a challenging economic environment and our ability to maintain liquidity may be affected by economic or other conditions that are beyond our control and which are difficult to predict.  The 2012 production forecasts by ACT Publications for the significant commercial vehicle markets that we serve, as of February 10, 2012, are as follows:

North American Class 8	296,493
North American Classes 5-7	173,493
U.S. Trailers	248,350

We are dependent on sales to a small number of our major customers and on our status as standard supplier on certain truck platforms of each of our major customers.

Sales, including aftermarket sales, to PACCAR, Navistar, Daimler Truck North America, and Volvo/Mack constituted approximately 17.7%, 16.6%, 11.4%, and 7.7%, respectively, of our 2011 net sales.  No other customer accounted for more than 5% of our net sales for this period. The loss of any significant portion of sales to any of our major customers would likely have a material adverse effect on our business, results of operations or financial condition.

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

Our business is subject to the risk of price increases and fluctuations and periodic delays in the delivery of raw materials and purchased components that are beyond our control. Our operations require substantial amounts of raw steel, aluminum, steel scrap, pig iron, electricity, coke, natural gas, sheet and formed steel, bearings, purchased components, fasteners, silicon sand, binders, sand additives, coated sand, and tube steel. Fluctuations in the delivery of these materials may be driven by the supply/demand relationship for material, factors particular to that material or governmental regulation for raw materials such as electricity and natural gas. In addition, if any of our suppliers seeks bankruptcy relief or otherwise cannot continue its business as anticipated or we cannot renew our supply contracts on favorable terms, the availability or price of raw materials could be adversely affected. Fluctuations in prices and/or availability of the raw materials or purchased components used by us, which at times may be more pronounced during periods of higher truck builds, may affect our profitability and, as a result, have a material adverse effect on our business, results of operations, or financial condition.  In addition, as described above, a shortening or elimination of our trade credit by our suppliers may affect our liquidity and cash flow and, as a result, have a material adverse effect on our business, results of operations, or financial condition.  See “Item 1A—Risk Factors—Current economic conditions, including those related to the credit markets, may have material adverse effect on our industry, business and results of operations or financial condition.”

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

In addition, potential competition from foreign truck components suppliers, especially in the aftermarket, may lead to an increase in truck components imports into North America, adversely affecting our market share and negatively affecting our ability to compete. At present, competition from non-U.S. manufacturers is constrained in the markets in which we compete due to factors such as high shipping costs.  However, if the cost of fuel goes down, shipping costs would be significantly reduced, increasing the likelihood that foreign manufacturers will seek to increase their sales of truck components in North American markets.  Foreign truck components suppliers, including those in China, may in the future increase their current share of the markets for truck components in which we compete. Some of these foreign suppliers may be owned, controlled or subsidized by their governments, and their decisions with respect to production, sales and exports may be influenced more by political and economic policy considerations than by prevailing market conditions. In addition, foreign truck components suppliers may be subject to less restrictive regulatory and environmental regimes that could provide them with a cost advantage relative to North American suppliers. Therefore, there is a risk that some foreign suppliers, including those in China, may increase their sales of truck components in North American markets despite decreasing profit margins or losses. If future trade cases do not provide relief from such potential trade practices, U.S. protective trade laws are weakened or international demand for trucks and/or truck components decreases, an increase of truck component imports into the United States may occur, which could have a material adverse effect on our business, results of operations or financial condition.

We face exposure to foreign business and operational risks including foreign exchange rate fluctuations and if we were to experience a substantial fluctuation, our profitability may change.

In the normal course of doing business, we are exposed to risks associated with changes in foreign exchange rates, particularly with respect to the Canadian Dollar and Mexican Peso. From time to time, we use forward foreign exchange contracts, and other derivative instruments, to help offset the impact of the variability in exchange rates on our operations, cash flows, assets and liabilities. At December 31, 2011, the notional amount of open foreign exchange forward contracts was $1,160. Factors that could further impact the risks associated with changes in foreign exchange rates include the accuracy of our sales estimates, volatility of currency markets and the cost and availability of derivative instruments. See “Item 7A.  Quantitative and Qualitative Disclosure about Market Risk —Foreign Currency Risk.”  In addition, changes in the laws or governmental policies in the countries in which we operate could have a material adverse effect on our business, results of operations, or financial condition.

We may not be able to continue to meet our customers’ demands for our products and services.

In order to remain competitive, we must continue to meet our customers’ demand for our products and services. However, we may not be successful in doing so. If our customers’ demand for our products and/or services exceeds our ability to meet that demand, we may be unable to continue to provide our customers with the products and/or services they require to meet their business needs. Factors that could result in our inability to meet customer demands include an unforeseen spike in demand for our products and/or services, a failure by one or more of our suppliers to supply us with the raw materials and other resources that we need to operate our business effectively or poor management of our Company or one or more divisions or units of our Company, among other factors. Our ability to provide our customers with products and services in a reliable and timely manner, in the quantity and quality desired and with a high level of customer service, may be severely diminished as a result. If this happens, we may lose some or all of our customers to one or more of our competitors, which would have a material adverse effect on our business, results of operations, or financial condition.

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

We are subject to the risk of exposure to product liability, warranty and product recall claims in the event any of our products results in property damage, personal injury or death, or does not conform to specifications. We may not be able to continue to maintain suitable and adequate insurance in excess of our self-insured amounts on acceptable terms that will provide adequate protection against potential liabilities. In addition, if any of our products proves to be defective, we may be required to participate in a recall involving such products. For example, we have an ongoing product recall campaign related to automatic slack adjusters manufactured by our Gunite business unit, and have recorded reserves in 2010 and 2011, related thereto. A successful claim brought against us in excess of available insurance coverage, if any, or a requirement to participate in any product recall, could have a material adverse effect on our business, results of operations or financial condition.

Work stoppages or other labor issues at our facilities or at our customers’ facilities could have a material adverse effect on our operations.

As of December 31, 2011, unions represented approximately 58% of our workforce. As a result, we are subject to the risk of work stoppages and other labor relations matters. Any prolonged strike or other work stoppage at any one of our principal unionized facilities could have a material adverse effect on our business, results of operations or financial condition. We have collective bargaining agreements with different unions at various facilities. These collective bargaining agreements expire at various times over the next few years, with the exception of our union contract at our Monterrey, Mexico facility, which expires on an annual basis. In 2011, we successfully completed negotiations at our Monterrey and Brillion Iron Works facilities and extended the labor contract at our Elkhart, Indiana facility through April 2013. The 2012 negotiations in Monterrey and London, Ontario were successfully completed prior to the expiration of our union contract.

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

In addition to environmental laws that regulate our ongoing operations, we are also subject to environmental remediation liability. Under the federal Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) and analogous state laws, we may be liable as a result of the release or threatened release of hazardous materials into the environment regardless of when the release occurred. We are currently involved in several matters relating to the investigation and/or remediation of locations where we have arranged for the disposal of foundry wastes. Such matters include situations in which we have been named or are believed to be potentially responsible parties in connection with the contamination of these sites. Additionally, environmental remediation may be required to address soil and groundwater contamination identified at certain of our facilities.

As of December 31, 2011, we had an environmental reserve of approximately $1.5 million, related primarily to our foundry operations. This reserve is based on management’s review of potential liabilities as well as cost estimates related thereto. The reserve takes into account the benefit of a contractual indemnity given to us by a prior owner of our wheel-end subsidiary. The failure of the indemnitor to fulfill its obligations could result in future costs that may be material. Any expenditures required for us to comply with applicable environmental laws and/or pay for any remediation efforts will not be reduced or otherwise affected by the existence of the environmental reserve. Our environmental reserve may not be adequate to cover our future costs related to the sites associated with the environmental reserve, and any additional costs may have a material adverse effect on our business, results of operations or financial condition. The discovery of additional environmental issues, the modification of existing laws or regulations or the promulgation of new ones, more vigorous enforcement by regulators, the imposition of joint and several liability under CERCLA or analogous state laws, or other unanticipated events could also result in a material adverse effect.

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

At the Erie, Pennsylvania, facility, we have obtained an environmental insurance policy to provide coverage with respect to certain environmental liabilities.  Management does not believe that the outcome of any environmental proceedings will have a material adverse effect on our consolidated financial condition or results of operations.  See “Item 1—Business—Environmental Matters.”

Future climate change regulation may require us to make substantial expenditures or cause us to incur substantial liabilities.

Many scientists, legislators and others attribute climate change to increased emissions of greenhouse gases (“GHGs”), which has led to significant legislative and regulatory efforts to limit GHGs. In the recent past, Congress has considered legislation that would have reduced GHG emissions through a cap-and-trade system of allowances and credits, under which emitters would be required to buy allowances to offset emissions. In addition, in late 2009, the EPA promulgated a rule requiring certain emitters of GHGs to monitor and report data with respect to their GHG emissions and, in May 2010, finalized its “tailoring” rule for determining which stationary sources are required to obtain permits, or implement best available control technology, on account of their GHG emission levels. The EPA is also expected to adopt additional rules in the near future that will require permitting for ever-broader classes of GHG emission sources. Moreover, several states, including states in which we have facilities, are considering or have begun to implement various GHG registration and reduction programs. Certain of our facilities use significant amounts of energy and may emit amounts of GHGs above certain existing and/or proposed regulatory thresholds. GHG laws and regulations could increase the price of the energy we purchase, require us to purchase allowances to offset our own emissions, require us to monitor and report our GHG emissions or require us to install new emission controls at our facilities, any one of which could significantly increase our costs or otherwise negatively affect our business, results of operations or financial condition. In addition, future efforts to curb transportation-related GHGs could result in a lower demand for our products, which could negatively affect our business, results of operation or financial condition. While future GHG regulation appears increasingly likely, it is difficult to predict how these regulations will affect our business, results of operations or financial condition.

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

We are regularly subject to legal proceedings and claims that arise in the ordinary course of business, such as workers’ compensation claims, OSHA investigations, employment disputes, unfair labor practice charges, customer and supplier disputes, intellectual property disputes, and product liability claims arising out of the conduct of our business. Litigation may result in substantial costs and may divert management’s attention and resources from the operation of our business, which could have a material adverse effect on our business, results of operations or financial condition.

Anti-takeover provisions, including our stockholder rights plan, could discourage or prevent potential acquisition proposals and a change of control, and thereby adversely impact the performance of our common stock.

On November 9, 2011, our Board of Directors adopted a Rights Agreement pursuant to which one purchase right was distributed as a dividend on each share of our common stock held of record as of the close of business on November 23, 2011. Upon becoming exercisable, each right will entitle its holder to purchase from the Company one one-hundredth of a share of our Series A Junior Participating Preferred Stock for the purchase price of $30.00. Generally, the rights will become exercisable ten business days after the date on which any person or group becomes the beneficial owner of 15% or more of our common stock or has commenced a tender or exchange offer which, if consummated, would result in any person or group becoming the beneficial owner of 15% or more of our common stock, subject to the terms and conditions set forth in the rights agreement.  The rights are attached to the certificates representing outstanding shares of common stock until the rights become exercisable, at which point separate certificates will be distributed to the record holders of our common stock.  If a person or group becomes the beneficial owner of 15% or more of our common stock, which we refer to as an “acquiring person,” each right will entitle its holder, other than the acquiring person, to receive upon exercise a number of shares of our common stock having a market value of two times the purchase price of the right.

The rights agreement is designed to deter coercive takeover tactics and to prevent an acquirer from gaining control of the Company without offering a fair price to all of our stockholders.  The rights agreement is intended to accomplish these objectives by encouraging a potential acquirer to negotiate with our Board of Directors to have the rights redeemed or the rights agreement amended prior to such party exceeding the ownership thresholds set forth in the rights agreement.  The existence of the rights agreement and the rights of holders of any other shares of preferred stock that may be issued in the future, however, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding common stock, and thereby adversely affect the price of our common stock.  In addition, certain other anti-takeover provisions contained in our governing documents, including our advance notice bylaw and the fact that our stockholders may not call special meetings or take action by written consent, could also deter a change of control and negatively affect the price of our common stock.

If a person were able to acquire a substantial amount of our common stock, however, including after the rights expire on November 9, 2012, a change of control could be triggered under Delaware General Corporation Law, our ABL credit facility or the indenture governing our senior notes.  If a change of control under our ABL credit facility were to occur, we would need to obtain a waiver from our lenders or amend the facility.  If a change of control under the indenture were to occur, we could be required to repurchase our senior notes at the option of the holders.  If we are unable to obtain a waiver/amendment or repurchase the notes, as applicable, or otherwise refinance these debts, the lenders or noteholders, as applicable, could potentially accelerate these debts, and our liquidity and capital resources could be significantly limited and our business operations could be materially and adversely affected.

If we fail to retain our executive officers, our business could be harmed.

Our success largely depends on the efforts and abilities of our executive officers. Their skills, experience and industry contacts significantly contribute to the success of our business and our results of operations. The loss of any one of them could have a material adverse effect on our business, results of operations or financial condition. All of our executive officers are at will, but, as noted below, many of them have a severance agreement.  In addition, our future success and profitability will also depend, in part, upon our continuing ability to attract and retain highly qualified personnel throughout our Company.

We have entered into typical severance arrangements with certain of our senior management employees, which may result in certain costs associated with strategic alternatives.

Severance and retention agreements with certain senior management employees provide that the participating executive is entitled to a regular severance payment if we terminate the participating executive’s employment without “cause” or if the participating executive terminates his or her employment with us for “good reason” (as these terms are defined in the agreement) at any time other than during a “Protection Period.”  The regular severance benefit is equal to the participating executive’s base salary for one year. See “Item 10—Directors and Executive Officers of the Registrant.”  A Protection Period begins on the date on which a “change in control” (as defined in the agreement) occurs and ends 18 months after a “change in control.”

The change in control severance benefit is payable to an executive if his or her employment is terminated during the Protection Period either by the participating executive for “good reason” or by us without “cause.” The change in control severance benefits for Tier II executives (Messrs. Dauch, Adams, Byrnes, Hazlett, Maniatis, Martin and Wright and Ms. Blair) consist of a payment equal to 200% of the executive’s salary plus 200% of the greater of (i) the annualized incentive compensation to which the executive would be entitled as of the date on which the change of control occurs or (ii) the average incentive compensation award over the three years prior to termination. The change in control severance benefits for Tier III executives (other key executives) consist of a payment equal to 100% of the executive’s salary and 100% of the greater of (i) the annualized incentive compensation to which the executive would be entitled as of the date on which the change of control occurs or (ii) the average incentive compensation award over the three years prior to termination. If the participating executive’s termination occurs during the Protection Period, the severance and retention agreement also provides for the continuance of certain other benefits, including reimbursement for forfeitures under qualified plans and continued health, disability, accident and dental insurance coverage for the lesser of 18 months (or 12 months in the case of Tier III executives) from the date of termination or the date on which the executive receives such benefits from a subsequent employer. There are currently no Tier I executives with severance and retention agreements.

Neither the regular severance benefit nor the change in control severance benefit is payable if we terminate the participating executive’s employment for “cause,” if the executive voluntarily terminates his or her employment without “good reason” or if the executive’s employment is terminated as a result of disability or death.  Any payments to which the participating executive may be entitled under the agreement will be reduced by the full amount of any payments to which the executive may be entitled due to termination under any other severance policy offered by us.  These agreements would make it costly for us to terminate certain of our senior management employees and such costs may also discourage potential acquisition proposals, which may negatively affect our stock price.

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

Future strategic initiatives could include divestitures, acquisitions, and restructurings, the success and timing of which will depend on various factors.  Many of these factors are not in our control.  In addition, the ultimate benefit of any acquisition would depend on the successful integration of the acquired entity or assets into our existing business. Failure to successfully identify, complete, and/or integrate future strategic initiatives could have a material adverse effect on our business, our results of operations, or financial condition.

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

As of December 31, 2011, our total indebtedness was $330.0 million.  Our indebtedness and debt service obligations could have important negative consequences to us, including:

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

We and our subsidiaries may be able to incur additional indebtedness in the future. Although our ABL credit facility and indenture governing our senior notes contain restrictions on the incurrence of additional indebtedness, such restrictions are subject to a number of qualifications and exceptions, and under certain circumstances indebtedness incurred in compliance with such restrictions (or with the consent of our lenders) could be substantial. For example, we may incur additional debt to, among other things, finance future acquisitions, expand through internal growth, fund our working capital needs, comply with regulatory requirements, respond to competition or for general financial reasons alone.  To the extent new debt is added to our and our subsidiaries’ current debt levels, the risks described above would increase.

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

Neither the projected financial information that we previously filed with the bankruptcy court in connection with the October 2009 to February 2010 Chapter 11 bankruptcy proceedings nor the financial information included in the Disclosure Statement filed with the bankruptcy court in conjunction with our Chapter 11 bankruptcy proceedings (the “Disclosure Statement”) should be considered or relied on in connection with the purchase of our Common Stock, or other securities. We were required to prepare projected financial information to demonstrate to the Bankruptcy Court the feasibility of the Plan of Reorganization and our ability to continue operations upon emergence from Chapter 11 bankruptcy proceedings. This projected financial information was filed with the Bankruptcy Court as part of our Disclosure Statement approved by the Bankruptcy Court. The projections reflected numerous assumptions concerning anticipated future performance and prevailing and anticipated market and economic conditions that were and continue to be beyond our control and that may not materialize. Projections are inherently subject to uncertainties and to a wide variety of significant business, economic and competitive risks. Our actual results will vary from those contemplated by the projections for a variety of reasons including the subsequent sales of assets related to our discontinued operations and the acquisition of our Camden, South Carolina aluminum wheel manufacturing operations.  Furthermore, the projections were limited by the information available to us as of the date of the preparation of the projections, including production forecasts published by ACT Publications for 2011 and beyond. Therefore, variations from the projections may be material, and investors should not rely on such projections.

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

Our emergence from Chapter 11 bankruptcy proceedings in February 2010 may limit our ability to offset future U.S. taxable income with tax losses and credits incurred prior to emergence from Chapter 11 bankruptcy proceedings.

In connection with our emergence from Chapter 11 bankruptcy proceedings in February 2010, we were able to retain a portion of our U.S. net operating loss and tax credit carryforwards (collectively, the “Tax Attributes”). However, Internal Revenue Code (“IRC”) Sections 382 and 383 provide an annual limitation with respect to the ability of a corporation to utilize its Tax Attributes against future U.S. taxable income in the event of a change in ownership. Our emergence from Chapter 11 bankruptcy proceedings is considered a change in ownership for purposes of IRC Section 382. In our situation, the limitation under the IRC will be based on the value of our Common Stock on or around the time of emergence, and increased to take into account the recognition of built-in gains. As a result, our future U.S. taxable income may not be fully offset by the Tax Attributes if such income exceeds our annual limitation, and we may incur a tax liability with respect to such income. In addition, subsequent changes in ownership for purposes of the IRC could further diminish our ability to utilize Tax Attributes.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2. Properties

The table below sets forth certain information regarding the material owned and leased properties of Accuride as of December 31, 2011. We believe these properties are suitable and adequate for our business.

Facility Overview
Location	Business function	Brands Manufactured	Owned/ Leased	Size (sq. feet)
Evansville, IN	Corporate Headquarters	Corporate	Leased	37,229
London, Ontario, Canada	Heavy- and Medium-duty Steel Wheels, Light Truck Steel Wheels	Accuride	Owned	536,259
Henderson, KY	Heavy- and Medium-duty Steel Wheels, R&D	Accuride	Owned	364,365
Monterrey, Mexico	Heavy- and Medium-duty Steel and Aluminum Wheels, Light Truck Wheels	Accuride	Owned	262,000
Camden, SC	Forging and Machining-Aluminum Wheels	Accuride	Owned	80,000
Erie, PA	Forging and Machining-Aluminum Wheels	Accuride	Leased	421,229
Springfield, OH	Assembly Line and Sequencing	Accuride	Owned	136,036
Whitestown, IN	Warehouse	Various	Leased	364,000
Rockford, IL	Wheel-end Foundry, Warehouse, Administrative Office	Gunite	Owned	619,000
Elkhart, IN	Machining and Assembling-Hub, Drums and Rotors	Gunite	Owned	258,000
Brillion, WI	Molding, Finishing, Administrative Office	Brillion	Owned	593,200
Portland, TN	Metal Fabricating, Stamping, Assembly, Administrative Office	Imperial	Leased	200,000
Portland, TN	Plating and Polishing	Imperial	Owned	86,000
Decatur, TX	Metal Fabricating, Stamping, Assembly, Machining and Polishing Shop	Imperial	Owned	122,000
Denton, TX	Assembly Line and Sequencing	Imperial	Leased	60,000
Dublin, VA	Tube Bending, Assembly and Line Sequencing	Imperial	Owned	122,000
Chehalis, WA	Metal Fabricating, Stamping, Assembly	Imperial	Owned	90,000

Our Erie, Pennsylvania property may be purchased for a nominal sum, subject to refinancing of $1.9 million from the local government economic development organization.

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

For more information, please see “Item 1. – Business – Chapter 11 Proceedings” in this annual report.

Item 4.  Mine Safety Disclosures

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Prepetition Common Stock

Our prepetition Common Stock began trading publicly on the New York Stock Exchange (the “NYSE”) on April 26, 2005, under the symbol “ACW.” Prior to that date, there was no public market for our Common Stock. On November 7, 2008, NYSE Regulation, Inc. (“NYSER”) issued a written notice that trading of our common shares would be suspended prior to NYSE’s opening on Wednesday, November 12, 2008, and that NYSER would initiate procedures to delist our Common Stock for failing to satisfy certain listing standards. Our prepetition Common Stock commenced trading on the OTCBB on November 12, 2008, under the symbol “AURD.”

The following table sets forth the high and low sale prices, or OTCBB quotations, as applicable, of our prepetition Common Stock during 2010.

	High	Low
Period Ended February 26, 2010
First Quarter	$0.58	$0.13

On the Effective Date of our Plan of Reorganization, our prepetition Common Stock was cancelled.

Postpetition Common Stock

On the Effective Date of the Plan of Reorganization, our postpetition Common Stock was issued.  Our postpetition Common Stock initially traded on the OTCBB under the symbol “ACUZ.”  On November 18, 2010, we effected a 1-for-10 reverse stock split of our Common Stock.  On December 22, 2010, our Common Stock began trading on the New York Stock Exchange under the symbol “ACW.”  As of March 5, 2012, there were approximately 11 holders of record of our postpetition Common Stock, although there are substantially more beneficial owners.

The following table sets forth the high and low sale prices, or OTCBB quotations, as applicable, of our postpetition Common Stock during 2010 and 2011, given the impact of the reverse split.

	High	Low
Fiscal Year Ended December 31, 2010
First Quarter (February 26 through March 31)	$15.00	$12.00
Second Quarter	$15.40	$12.40
Third Quarter	$13.60	$10.90
Fourth Quarter	$16.05	$10.10
Fiscal Year Ended December 31, 2011
First Quarter	$16.34	$12.74
Second Quarter	$14.40	$11.81
Third Quarter	$13.13	$5.01
Fourth Quarter	$7.25	$4.35

On March 5, 2012, the closing price of our Common Stock was $8.00.

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

In August 2010, we entered into individual restricted stock unit agreements with members of our Board of Directors that provided for the issuance of up to 557,977 shares of Common Stock on a pre-reverse split basis.  The RSUs entitled the recipients to receive a corresponding number of shares of the Company's Common Stock on the date the RSU vests. The RSUs were not granted under the terms of any plan and are evidenced by the previously filed form Restricted Stock Unit Agreement. On a pre-reverse split basis, 304,353 RSUs vested on March 1, 2011 and the remaining 253,624 RSUs vest on March 1, 2014 subject to the director’s continued service with the Company. The RSUs will fully vest upon a change in control of the Company, as defined in the Restricted Stock Unit Agreement.

STOCK INCENTIVE AND PURCHASE PLAN

In 2005, we adopted the Accuride 2005 Incentive Award Plan (the “2005 Incentive Plan”), and the Accuride Employee Stock Purchase Plan (“ESPP”).  Up to 3,633,988 shares of our pre-petition (old) Common Stock were reserved for issuance upon the grant or exercise of Awards as defined in the Incentive Plan. Under the ESPP, we reserved 653,595 shares of our pre-petition (old) Common Stock as available to issue to all of our eligible employees as determined by the Board of Directors, all of which were issued in the offering period corresponding to the fourth quarter of 2008.

As of February 26, 2010, all outstanding equity awards under the 2005 Incentive Plan and the ESPP were either cancelled or fully-vested, pursuant to the terms of the Plan of Reorganization.  The value of the awards vested was approximately $16,000.  On the Effective Date of our Plan of Reorganization, the 2005 Incentive Plan and ESPP were cancelled.

In August 2010, we adopted the Accuride Corporation 2010 Incentive Award Plan (the “2010 Incentive Plan”) and reserved 1,260,000 shares of Common Stock for issuance under the plan, plus such additional shares of Common Stock that the plan administrator deemed necessary to prevent unnecessary dilution upon issuance of shares pursuant to terms of our prepetition convertible notes, up to a maximum number shares of Common Stock such that the total number of shares available for issuance under the 2010 Incentive Plan would not exceed ten percent (10%) of the fully diluted shares outstanding from time to time calculated by adding the total shares issued and outstanding at any given time plus the number of shares issued upon conversion of any of the convertible notes at the time of such conversion.  During 2010, we effectively converted all outstanding convertible notes to equity, and we subsequently amended the 2010 Incentive Plan to reserve 3,500,000 shares of Common Stock for issuance under the 2010 Incentive Plan.

On April 28, 2011 the Board of Directors of the Company approved restricted stock unit grants which will vest annually over a four year period, with 20% vesting on each of May 18, 2012, May 18, 2013, and May 18, 2014, and the final 40% vesting on May 18, 2015.  The RSUs will fully vest upon a change in control of the Company, as defined in the Restricted Stock Unit Agreement.

On February 28, 2012 the Compensation Committee of the Board of Directors approved restricted stock unit and non-qualified stock option grants to certain employees of the Company that were effective as of March 5, 2012.  The restricted stock unit awards will vest annually over a four year period, with 20% vesting on each of March 5, 2013, March 5, 2014, and March 5, 2015, and the final 40% vesting on March 5, 2016.  The stock option awards will vest ratably over three years.  Both the 2012 restricted stock unit and option awards include double trigger change in control vesting provisions, as described in the award agreements.

The following table gives information about equity awards as of December 31, 2011:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	342,172	$13.80	3,157,828
Equity compensation plans not approved by security holders	92,261	$13.40	—

PERFORMANCE GRAPH

The following graph shows the total stockholder return of an investment of $100 in cash on March 3, 2010, the date public trading commenced in our postpetition Common Stock, to December 31, 2011 for (i) our postpetition Common Stock, (ii) the S&P 500 Index, and (iii) a peer group of companies we refer to as “Commercial Vehicle Suppliers.”  Five year historical data is not presented as a result of the bankruptcy and since the financial results of the Successor Company are not comparable with the results of the Predecessor Company.  We believe that a peer group of representative independent automotive suppliers of approximately comparable size and products to Accuride is appropriate for comparing shareowner return.  The Commercial Vehicle Suppliers group consists of ArvinMeritor, Inc., Commercial Vehicle Group, Inc., Cummins, Inc., Eaton Corporation, and Stoneridge, Inc.  All values assume reinvestment of the full amount of all dividends and are calculated through December 31, 2011.

	March 3, 2010	June 30, 2010	December 31, 2010	June 30, 2011	December 31, 2011
Accuride Corporation	$100.0	$94.1	$117.6	$93.6	$52.7
S&P 500 Index	$100.0	$92.1	$112.4	$118.0	$112.4
Commercial Vehicle Suppliers	$100.0	$104.4	$173.8	$168.5	$136.3

RECENT SALES OF UNREGISTERED SECURITIES

None.

ISSUER PURCHASES OF EQUITY SECURITIES

None.

Item 6.  Selected Consolidated Financial Data

The following financial data is an integral part of, and should be read in conjunction with the “Consolidated Financial Statements” and notes thereto. Information concerning significant trends in the financial condition and results of operations is contained in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Unless otherwise indicated, all share and per share data have been adjusted for the one-for-ten reverse stock split which was effective on November 18, 2010. Certain operating results from prior periods, including the predecessor periods, have been reclassified to discontinued operations to conform to the current year presentation.

Selected Historical Operations Data (In thousands, except per share data)

				Predecessor Year Ended December 31,
	Successor Year Ended December 31, 2011	Successor Period from February 26 through December 31, 2010	Predecessor Period from January 1 through February 26, 2010	2009(1)	2008	2007
Operating Data:
Net sales	$936,095	$582,307	$91,647	$514,749	$844,108	$916,352
Gross profit (loss) (a)	80,811	40,448	2,250	(7,084)	44,383	75,710
Operating expenses(b)	56,899	54,147	6,479	53,378	45,487	50,117
Intangible asset impairment expenses(c)	—	—	—	2,830	216,189	1,100
Income (loss) from continuing operations	23,912	(13,699)	(4,229)	(63,292)	(217,293)	24,493
Operating income (loss) margin(d)	2.6%	(2.4)%	(4.6)%	(12.3)%	(25.7)%	2.7%
Interest expense, net(e)	(34,097)	(33,450)	(7,496)	(59,753)	(51,400)	(48,344)
Loss on extinguishment of debt	—	—	—	(5,389)	—	—
Other income (expense), net(f)	3,596	2,575	566	6,888	(4,821)	6,978
Inducement expense	—	(166,691)	—	—	—	—
Non-cash gains on mark-to-market valuation of convertible debt	—	75,574	—	—	—	—
Reorganization items (g)	—	—	59,311	(14,379)	—	—
Income tax (expense) benefit	(7,761)	2,207	1,931	(2,376)	4,099	4,947
Discontinued operations, net of tax	(2,681)	6,952	719	(1,811)	(58,851)	3,287
Net income (loss)	(17,031)	(126,532)	50,802	(140,112)	(328,266)	(8,639)

Other Data (2):
Net cash provided by (used in):
Operating activities	(1,537)	10,410	(20,773)	(39,312)	(9,165)	82,942
Investing activities	(40,014)	6,085	(2,012)	(34,873)	(35,307)	(36,366)
Financing activities	20,000	(18,376)	46,611	7,030	77,213	(65,845)
Adjusted EBITDA(h)	86,085	61,555	4,683	23,671	79,012	113,405
Depreciation, amortization, and impairment(i)	51,278	43,759	7,532	55,665	323,203	62,686
Capital expenditures	58,371	16,328	1,457	20,364	29,685	36,499
Ratio: Earnings to Fixed Charges(j)	0.81	(3.06)	7.42	(1.27)	(4.32)	0.65
Deficiency(j)	6,589	135,691	—	135,925	273,514	16,873

Balance Sheet Data (end of period):
Cash and cash equivalents	$56,915	$78,466	$80,347	$56,521	$123,676	$90,935
Working capital(k)	54,745	37,518	40,245	65,803	58,465	72,476
Total assets	868,862	874,050	905,246	671,670	808,550	1,113,634
Total debt	323,082	302,031	604,113	397,472	651,169	572,725
Liabilities subject to compromise (l)	—	—	—	302,114	—	—
Stockholders’ equity (deficiency)	257,383	298,099	39,034	(228,266)	(73,815)	273,800

Earnings (Loss) Per Share Data:(m)
Basic/Diluted – Continuing operations	$(0.30)	$(8.52)	$1.05	$(3.54)	$(7.58)	$(0.34)
Basic/Diluted – Discontinued operations	(0.06)	0.45	0.02	(0.05)	(1.66)	0.09
Basic/Diluted – Total	$(0.36)	$(8.07)	$1.07	$(3.59)	$(9.24)	$(0.25)
Weighted average common shares outstanding:
Basic	47,277	15,670	47,572	39,028	35,538	35,179
Diluted	47,277	15,670	47,572	39,028	35,538	35,179

(1)	Debtors-in-possession as of October 8, 2009

(2)	Other data includes balances from discontinued operations

(a)
Gross profit for 2007 was impacted by a $10.6 million increase in revenue from a 2006 resolution of a commercial dispute with a customer, depreciation expense of certain Wheel assets of $12.8 million associated with the acceleration of depreciation in 2006, a non-cash post-employment benefit curtailment charge of $1.2 million due to a plan amendment at our Erie, Pennsylvania facility, and a non-cash curtailment charge of $9.1 million in our London, Ontario, facility.  Gross profit for 2008 was impacted by $7.7 million of costs related to a labor disruption at our Rockford, Illinois, facility, a $7.4 million charge for restructuring that was primarily severance-related, and $2.8 million in other severance charges unrelated to our restructuring activities. Gross profit for 2009 was impacted by non-cash pension curtailment charges of $2.9 million in our London, Ontario facility, operational restructuring related charges of $5.2 million primarily due to warehouse abandonment charges and employee severance related items, and $5.6 million in other severance charges unrelated to our restructuring activities.  Gross profit for 2010 for the Successor Company was impacted by $3.0 million for fresh-start inventory valuation adjustments.  Gross profit in 2011 was impacted by $2.0 million of costs related to the consolidation of our Imperial Portland, TN location.

(b)
Includes $2.4 million, $1.1 million, $0.3 million, $2.4 million, and $2.7 million of stock-based compensation expense during the years ended December 31, 2011, 2010, 2009, 2008, and 2007, respectively. The stock-based compensation expense in 2010 was fully recognized by the Successor Company.  Operating expenses for 2009 reflects $25.9 million of charges related to our credit agreement and Chapter 11 filing.  Operating expenses for the Successor Company during 2010 reflect $14.9 million of charges and fees related to bankruptcy, relisting and our senior secured notes offering.

(c)
During 2007, an intangible asset impairment of $1.1 million was recorded related to our Gunite trade name.  During 2008, a goodwill and intangible asset impairment charge of $216.2 million was recognized.  In 2009, an intangible asset impairment of $2.8 million was recorded related to our Brillion and Imperial trade names.

(d)	Represents operating income as a percentage of sales.

(e)	Includes $1.6 million for fees related to an amendment of covenants during the year ended December 31, 2007.

(f)
Consists primarily of realized and unrealized gains and losses related to the changes in foreign currency exchange rates.  During 2010, the Successor Company recognized a gain of $2.6 million related to the valuation of our Common Stock warrants.  In 2011, a gain of $4.0 million was recognized related to the valuation of our Common Stock warrants.  The Common Stock warrants expired on February 26, 2012 unexercised.

(g)
Applicable standards require the recognition of certain transactions directly related to the reorganization as reorganization expense in the statement of operations. In 2010 and 2009, the Predecessor Company recognized the following reorganization income (expense) in our financial statements:

	Predecessor
	Period from January 1 to February 26,	Year Ended December 31,
(In thousands)	2010	2009

Debt discharge – Senior subordinate notes and interest	$252,798	$—
Market valuation of $140 million convertible notes	(155,094)	—
Professional fees	(25,030)	(10,829)
Market valuation of warrants issued	(6,618)	—
Deferred financing fees	(3,847)	(3,550)
Term loan facility discount	(2,974)	—
Other	76	—
Total	$59,311	$(14,379)

(h)
We define Adjusted EBITDA as our net income or loss before income tax expense or benefit, interest expense, net, depreciation and amortization, restructuring, severance, and other charges, impairment, and currency losses, net. Adjusted EBITDA has been included because we believe that it is useful for us and our investors as a measure of our performance and our ability to provide cash flows to meet debt service. Adjusted EBITDA should not be considered an alternative to net income (loss) or other traditional indicators of operating performance and cash flows determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We present the table of Adjusted EBITDA because covenants in certain of the agreements governing our material indebtedness contain ratios based on this measure that require evaluation on a quarterly basis. Due to the amount of our excess availability (as calculated under the ABL facility), the Company is not currently in a compliance period. Adjusted EBITDA is not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculations. Our reconciliation of net income (loss) to Adjusted EBITDA is as follows:

				Predecessor Year Ended December 31,
	Successor Year Ended December 31, 2011	Successor Period from February 26 through December 31, 2010	Predecessor Period from January 1 through February 26, 2010	2009	2008	2007
Net income (loss)	$(17,031)	$(126,532)	$50,802	$(140,112)	$(328,266)	$(8,639)
Income tax expense (benefit)	7,408	1,591	(1,534)	2,384	(4,598)	(3,131)
Interest expense, net	34,097	33,450	7,496	65,142	51,400	48,344
Depreciation and amortization	51,278	43,759	7,532	52,335	46,162	61,583
Goodwill & intangible asset impairment	—	—	—	3,330	277,041	1,103
Restructuring, severance and other charges1	4,806	19,091	(59,092)	46,867	29,665	17,919
Other items related to our credit agreement2	5,527	90,196	(521)	(6,275)	7,608	(3,774)
Adjusted EBITDA	$86,085	$61,555	$4,683	$23,671	$79,012	$113,405

1.	Restructuring, severance and other charges, are as follows:

				Predecessor Year Ended December 31,
	Successor Year Ended December 31, 2011	Successor Period from February 26 through December 31, 2010	Predecessor Period from January 1 through February 26, 2010	2009	2008	2007
Restructuring, severance, and curtailment charges	$2,216	$338	$219	$11,573	$15,698	$17,227
Business interruption costs less recoveries(i)	—	—	—	—	—	(3,225)
Strike avoidance costs (ii)	—	—	—	—	7,653	2,141
Loss on sale of assets (iii)	—	—	—	256	3,057	—
Other items (iv)	2,590	18,753	(59,311)	35,038	3,257	1,776
Total	$4,806	$19,091	$(59,092)	$46,867	$29,665	$17,919

i.	Business interruption costs related to equipment failures at our Erie, Pennsylvania facility in 2006 were offset by insurance proceeds of $9.1 million in 2007 upon settlement of insurance claims.

ii.	In 2008 and 2007, we incurred $7.7 million and $2.1 million, respectively, for lockout related costs associated with the expiration of the labor contract at our facility in Rockford, Illinois.

iii.	In 2008, we recognized a loss on the sale of assets at our Anniston, Alabama, facility of $3.1 million and charges of $0.2 million were recognized in 2009 as part of the 2008 sale of assets.

iv.
Other items in 2011 included $1.3 million of fees related to divestitures and acquisitions.  Other items in 2010 for the Successor Company included $15.7 million of fees related to bankruptcy, relisting, activities related to divestitures and our senior secured notes offering and $3.0 million for fresh-start inventory valuation adjustments.  Other items in 2009 included $31.6 million of reorganization and prepetition professional fees and $3.4 million for warehouse abandonment costs associated with the consolidation of our Taylor and Bristol warehouses. Other items in 2008 included $3.3 million for product development costs in our seating business.  Other items in 2007 included $0.5 million for fees associated with our secondary stock offerings.

2.
Items related to our credit agreement refer to other amounts utilized in the calculation of financial covenants in Accuride’s senior debt facility. Items related to our credit agreement that are included in this summary are primarily currency gains or losses and non-cash related charges for share-based compensation.

				Predecessor Year Ended December 31,
	Successor Year Ended December 31, 2011	Successor Period from February 26 through December 31, 2010	Predecessor Period from January 1 through February 26, 2010	2009	2008	2007
Currency gains and losses	$3,130	$(2,022)	$(521)	$(6,608)	$5,174	$(6,493)
Non-cash mark-to-market valuation (gains) and losses on convertible debt	—	(75,574)	—	—	—	—
Inducement expense	—	166,691	—	—	—	—
Non-cash share-based compensation	2,397	1,101	—	333	2,434	2,719
Total	$5,527	$90,196	$(521)	$(6,275)	$7,608	$(3,774)

(i)
During 2007, we recorded $12.8 million of accelerated depreciation of certain wheel assets as a result of a reduction of the useful lives of the assets in 2006. During 2007, an intangible asset impairment loss of $1.1 million was recorded related to our Gunite trade name.  During 2008, we recognized impairment losses of $277.0 million.

(j)	The ratio of earnings to fixed charges and deficiency, as defined by SEC rules, is calculated as follows:

				Predecessor Year Ended December 31,
	Successor Year Ended December 31, 2011	Successor Period from February 26 through December 31, 2010	Predecessor Period from January 1 through February 26, 2010	2009	2008	2007
Net income (loss)	$(17,031)	$(126,532)	$50,802	$(140,112)	$(328,266)	$(8,639)
Less:
Discontinued operations, net of tax	(2,681)	6,952	719	(1,811)	(58,851)	3,287
Income tax (expense) benefit	(7,761)	2,207	1,931	(2,376)	4,099	4,947
Income (loss) before income taxes from continuing operations	(6,589)	(135,691)	48,152	(135,925)	(273,514)	(16,873)
“Fixed Charges” (interest expense, net)	34,097	33,450	7,496	59,753	51,400	48,344
“Earnings”	$27,508	$(102,241)	$55,648	$(76,172)	$(222,114)	$31,471

Ratio: Earnings to Fixed Charges	0.81	(3.06)	7.42	(1.27)	(4.32)	0.65
Deficiency	$6,589	$135,691	$—	$135,925	$273,514	$16,873

(k)	Working capital represents current assets less cash and current liabilities, excluding debt.

(l)
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

Liabilities subject to compromise consisted of the following:

December 31, 2009
Debt	$275,000
Accrued interest	15,976
Accounts payable	7,978
Executory contracts and leases	3,160
Liabilities subject to compromise	$302,114

(m)	Basic and diluted earnings per share data are calculated by dividing net income (loss) by the weighted average basic and diluted shares outstanding.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) describes matters we consider important to understanding the results of our operations for each of the three years in the period ended December 31, 2011, including the Predecessor Company and Successor Company results for 2010, and our capital resources and liquidity as of December 31, 2011 and 2010.  References to “Successor Company” refer to the Company after February 26, 2010, after giving effect to the application of fresh-start reporting.  References to “Predecessor Company” refer to the Company prior to February 26, 2010.

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

General Overview

We are one of the largest and most diversified manufacturers and suppliers of commercial vehicle components in North America. Our products include commercial vehicle wheels, wheel-end components and assemblies, truck body and chassis parts, and ductile and gray iron castings. We market our products under some of the most recognized brand names in the industry, including Accuride, Gunite, Imperial, and Brillion. We believe that we have number one or number two market positions in steel wheels, forged aluminum wheels, brake drums, disc wheel hubs, and metal bumpers for commercial vehicles. We serve the leading OEMs and their related aftermarket channels in most major segments of the commercial vehicle market, including heavy- and medium-duty trucks, commercial trailers, light trucks, buses, as well as specialty and military vehicles.

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

Key economic factors on our cost structure are raw material costs and production levels.  Higher production levels enable us to spread costs that are more fixed in nature over a greater number of products.  We use the commercial vehicle production levels forecasted by industry experts to help us predict our production levels along with other assumptions for aftermarket demand.  Raw material costs represent the most significant component of our product cost and are driven by a combination of purchase contracts and spot market purchases as discussed in Item 1. “Raw Materials and Suppliers” and elsewhere in this report.  We expect that our Wheels business will incur $10 million higher raw material costs during 2012 as compared to 2011, which will impact profitability, while our other businesses should reflect costs per the spot market.

Reverse Stock-Split

Effective November 18, 2010, Accuride Corporation implemented a one-for-ten reverse stock split of its Common Stock.  Unless otherwise indicated, all share amounts and per share data in this Annual Report on Form 10-K for the Successor Company have been adjusted to reflect this reverse stock split.

Business Outlook

Global market and economic conditions have been challenging with slow economic growth in most major economies expected to continue into 2012.  As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads.  Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide credit to businesses and consumers.  These factors have lead to a decrease in spending by businesses and consumers alike. Continued turbulence in the U.S. and international markets and economies and prolonged declines in business and consumer spending may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our customers, including our ability to refinance maturing liabilities and access the capital markets to meet liquidity needs.

The heavy- and medium-duty truck and commercial trailer markets and the related aftermarket are the primary drivers of our sales. These markets are, in turn, directly influenced by conditions in the North American truck industry and generally by conditions in other industries which indirectly impact the truck industry, such as the home-building industry, and by overall economic growth and consumer spending.  Accordingly, the economic conditions described above led to a severe downturn in the North American truck and vehicle supply industries, which resulted in a significant decline in our sales volume and necessitated our bankruptcy filings in October 2009, as described above in “Item 1—Business—Chapter 11 Proceedings.”  Although current industry forecasts predict continued improvement in commercial vehicle production in 2012, we cannot accurately predict the commercial vehicle cycle.  Accordingly, any deterioration of the economic recovery may lead to further reduced spending and deterioration in the North American truck and vehicle supply industries for the foreseeable future. In February 2010, we emerged from bankruptcy with reduced financial leverage and an improved capital structure, which we believe has better enabled us to operate in this economic environment.  However, we continue to be a highly leveraged company, and a delayed or failed economic recovery would likely have a material adverse effect on our business, results of operations and financial condition.

Based upon the commercial vehicle industry production forecasts, we expect results from operations to improve in 2012 compared to 2011 due to increased demand for our product and improved operational efficiencies.

On March 30, 2011, we, along with one other United States domestic commercial vehicle steel wheel supplier, filed antidumping and countervailing duty petitions with the United States International Trade Commission and the United States Department of Commerce alleging that manufacturers of certain steel wheels in China are dumping their products in the United States and that these manufacturers have been subsidized by their government in violation of United States trade laws.  In May 2011, the International Trade Commission issued a preliminary determination that there was a reasonable indication that the U.S. steel wheel industry is materially injured or threatened with material injury by reason of imports from China of certain steel wheels, and began the final phase of its investigation, which continues.  In August 2011, the U.S. Department of Commerce issued a preliminary determination of countervailing duties on steel wheels imported from China ranging from 26.2% to 46.6% ad valorem, and in October 2011, the U.S. Department of Commerce issued a preliminary determination of antidumping duty margins ranging from 110.6% to 243.9% ad valorem.  As a result of these determinations, the U.S. Department of Commerce has instructed U.S. Customs to collect a cash deposit or bond of the applicable aggregate rate.  If the Department of Commerce makes a final determination that dumping or subsidies are present and the International Trade Commission determines that the domestic industry has been injured or is threatened with injury, the Department of Commerce will impose duties on the covered products imported from China in order to offset the effects of the dumping and subsidies.  No assurance can be given that these determinations will be made, that duties will be imposed or as to the amount of any duties that may be imposed.

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

Comparison of Fiscal Years 2011 and 2010

As a result of the adoption of fresh-start reporting, our consolidated balance sheets and consolidated statements of operations subsequent to February 26, 2010, will not be comparable in many respects to our consolidated balance sheets and consolidated statements of operations prior to February 26, 2010, unless otherwise specified.  References to “Successor Company” refer to the Company after February 26, 2010, after giving effect to the application of fresh-start reporting.  References to “Predecessor Company” refer to the Company prior to February 26, 2010.

	Successor Company		Predecessor Company
(Dollars in thousands)	Year ended December 31, 2011	Period from February 26, 2010 to December 31, 2010	Period from January 1, 2010 to February 26, 2010
Net sales	$936,095	$582,307	$91,647
Cost of goods sold	855,284	541,859	89,397
Gross profit	80,811	40,448	2,250
Operating expenses	56,899	54,147	6,479
Income (loss) from operations	23,912	(13,699)	(4,229)
Interest (expense), net	(34,097)	(33,450)	(7,496)
Non-cash market valuation – convertible notes	—	75,574	—
Inducement (expense)	—	(166,691)	—
Other income, net	3,596	2,575	566
Reorganization income	—	—	(59,311)
Income tax provision (benefit)	7,761	(2,207)	(1,931)
Income (loss) from continuing operations	(14,350)	(133,484)	50,083
Discontinued operations, net of tax	(2,681)	6,952	719
Net income (loss)	$(17,031)	$(126,532)	$50,802

Net Sales

	Successor Company		Predecessor Company
(Dollars in thousands)	Year ended December 31, 2011	Period from February 26 to December 31, 2010	Period from January 1 to February 26, 2010
Wheels	$406,587	$247,673	$38,379
Gunite	251,113	175,352	29,804
Brillion	146,837	90,492	11,442
Imperial	131,558	68,790	12,022
Total	$936,095	$582,307	$91,647

Fresh start accounting did not have an impact on the accounting for net sales during the year ended December 31, 2010.  Therefore, net sales from the Successor Company are comparable to the net sales of the Predecessor Company.  Our net sales for 2011 of $936.1 million were 38.9 percent above the combined net sales for 2010 of $674.0 million.  Of the total increase, approximately $222.0 million was a result of higher volume demanded due to increased production levels of the commercial vehicle market and its aftermarket segments in North America.  The increased production is a result of continued increased maintenance and replacement demand of commercial vehicles (see OEM production builds in the table below).  The remaining $40.1 million increase of net sales recognized during 2011 was related to higher pricing, which mostly represented a pass-through of increased raw material and commodity costs.

Net sales for our Wheels segment increased nearly 42.1 percent during 2011 primarily due to increased volume for all three major OEM segments (see OEM production builds in the table below).  Net sales for our Gunite segment rose by 22.4 percent due to industry demand and approximately $21.1 million in increased pricing related to raw material costs.  Our Gunite products have a higher concentration of aftermarket demand due to being items that require replacement more often than our other products.  Our Brillion segment’s net sales increased by 44.1 percent during 2011 due to higher demand in the industrial and agricultural markets and increased pricing of approximately $20.0 million related to raw material costs.  Net sales for our Imperial segment increased by 62.8 percent due to increased volume in Class 8 OEM production.

North American commercial vehicle industry production builds were, as follows:

	For the year ended December 31,
	2011	2010
Class 8	255,261	154,173
Classes 5-7	166,798	117,901
Trailer	209,005	124,162

While we serve the commercial vehicle aftermarket segment, there is no industry data to compare our aftermarket sales to industry demand from period to period.

Cost of Goods Sold

The table below represents the significant components of our cost of goods sold.

	Successor Company		Predecessor Company
(Dollars in thousands)	Year ended December 31, 2011	Period from February 26 to December 31, 2010	Period from January 1 to February 26, 2010
Raw materials	$442,084	$265,793	$38,921
Depreciation	38,397	33,008	6,344
Labor and other overhead	374,803	243,058	44,132
Total	$855,284	$541,859	$89,397

Except for depreciation, fresh start accounting did not have an impact on the accounting for costs of goods sold during the year ended December 31, 2010.  Raw materials costs increased by $137.4 million, or 45.1 percent, during the year ended December 31, 2011 due to increases in sales volume of approximately 34.7 percent and price of approximately 10.4 percent.  The price increases were primarily related to steel and aluminum, which represent nearly all of our material costs.

Depreciation was impacted by fresh start accounting, which increased the book value of our property, plant, and equipment slightly, yet extended the average useful life associated with each of those assets.

Labor and overhead costs increased by 30.5 percent due to increased volume, which is lower than the overall net sales volume increase of approximately 38.9 percent due to the impact of certain of our costs (i.e. salaries, rent, etc) being fixed in nature, as opposed to variable.

Operating Expenses

	Successor Company		Predecessor Company
(Dollars in thousands)	Year ended December 31, 2011	Period from February 26 to December 31, 2010	Period from January 1 to February 26, 2010
Selling, general, and administration	$40,673	$43,448	$5,085
Research and development	4,803	3,382	745
Depreciation and amortization	11,423	7,317	649
Total	$56,899	$54,147	$6,479

Other than depreciation and amortization, operating expenses were not impacted by fresh start accounting.  Selling, general, and administrative costs decreased by $7.9 million in 2011 primarily due to fees incurred in 2010 related to the conversion of our outstanding convertible notes and relisting on the NYSE.  Research and development costs increased by $0.7 million due to increase in staff and traveling expenses.

Depreciation and amortization were impacted by the fresh start accounting process, mostly due to establishing the opening balance sheet for other intangible assets for our Wheels business unit that had not previously been required to have its intangible assets recorded at fair value since they were acquired prior to the applicable accounting guidance being in place.

Operating Income (Loss)

	Successor Company		Predecessor Company
(Dollars in thousands)	Year ended December 31, 2011	Period from February 26 to December 31, 2010	Period from January 1 to February 26, 2010
Wheels	$57,864	$23,577	$2,663
Gunite	(1,785)	2,623	277
Brillion	2,301	(1,171)	(986)
Imperial	3,141	(579)	(1,011)
Corporate/Other	(37,609)	(38,149)	(5,172)
Total	$23,912	$(13,699)	$(4,229)

Operating income for the Wheels segment was 14.2 percent of its net sales for the year ended December 31, 2011, 6.9 percent for the period January 1, 2010 through February 26, 2010, and 9.5 percent for the period February 26, 2010 through December 31, 2010.  Included in the period February 26, 2010 through December 31, 2010 was $5.6 million of intangible amortization that was recognized as a result of intangible assets being recorded at fair value through the fresh start accounting process.  Prior to that period in 2010, the Wheels segment did not recognize any intangible asset amortization.

Operating income (loss) for the Gunite segment was (0.7) percent of its net sales for the year ended December 31, 2011, 0.9 percent for the period January 1, 2010 through February 26, 2010, and 1.5 percent for the period February 26, 2010 through December 31, 2010.  Operating income for Gunite was affected during 2011 by excess costs related to production inefficiencies and quality issues that resulted in increased inspection costs.

Operating income (loss) for the Brillion segment was 1.6 percent of its net sales for the year ended December 31, 2011, (8.6) percent for the period January 1, 2010 through February 26, 2010, and (1.3) percent for the period February 26, 2010 through December 31, 2010.  Sales volume for our Brillion segment increased during 2011 as the industrial and agricultural markets continued to gain strength while increased pricing offset rising material costs.  The increase in sales volume was the primary reason for improved operating income for Brillion.

The operating income (loss) for the Imperial segment was 2.4 percent of its net sales for the year ended December 31, 2011, (8.4) percent for the period January 1, 2010 through February 26, 2010, and (0.8) percent for the period February 26, 2010 through December 31, 2010.  Rising demand contributed to the positive operating income for Imperial during 2011.  Depreciation and amortization for Imperial was $0.4 million for 2011, $0.8 million for the period January 1, 2010 through February 26, 2010, and $0.9 million for the period February 26, 2010 through December 31, 2010.

The operating losses for the Corporate segment were 4.0 percent of consolidated net sales for the year ended December 31, 2011, 5.6 percent for the period January 1, 2010 through February 26, 2010, and 6.6 percent for the period February 26, 2010 through December 31, 2010.  The operating losses during the period February 26, 2010 through December 31, 2010 were impacted by prepetition fees and other bankruptcy costs, including fees associated with financing costs of the asset-based loan, the 9.5 percent notes, and the conversion offer, of $15.7 million, respectively.

Interest Expense

Net interest expense was not affected by fresh start accounting.  However, the capital structure of the Successor Company was significantly different than for the Predecessor Company.  The Successor Company had, upon emergence from bankruptcy and continues to have, significantly less debt than the Predecessor Company.  Net interest expense decreased $6.8 million to $34.1 million for the year ended December 31, 2011 from $40.9 million for the year ended December 31, 2010.  This was mostly due to not recognizing interest related to our prepetition senior subordinated notes that were cancelled as part of our Plan of Reorganization and a lower debt level maintained in 2011 compared to 2010.

Non-cash valuation changes of convertible notes & Inducement expense

In connection with accounting guidance following the emergence from Chapter 11, we recorded the conversion option on our convertible notes at fair value.  Due to the change in fair value of the conversion option, we recorded income of $75.6 million during 2010.  Also during 2010, we issued a conversion offer to holders of our convertible notes which resulted in conversion of all such notes outstanding.  ASC 470 requires the recognition of expense equal to the fair value of securities transferred in excess of the fair value of securities issuable pursuant to the original conversion terms.  Related to the conversion, we recorded inducement expenses of $166.7 million.  This charge represents the fair value of the incremental shares of common stock that were issued as a result of the Conversion Offer over the fair value of the shares of the common stock that the convertible note-holders would have otherwise received contractually as of the date of the Conversion Offer.

Reorganization items

ASC 852 requires the recognition of certain transactions directly related to the reorganization as reorganization expense or income in the statement of operations. The reorganization gain of $59.3 million for 2010 consisted of $25.0 million professional fees directly related to reorganization and an $84.3 million gain on the discharge and issuance of our debt instruments.  The reorganization expense of $14.4 million for 2009 consisted of $10.8 million professional fees directly related to reorganization and a $3.6 million loss on deferred financing fees related to our prepetition senior subordinated notes that were included in Liabilities Subject to Compromise.

Income tax provision

Our effective tax rate for 2011 and 2010 was 117.8 percent and (5.6) percent, respectively.  Our tax rate is affected by recurring items, such as change in valuation allowance, tax rates in foreign jurisdictions and the relative amount of income we earn in jurisdictions, which we expect to be fairly consistent in the near term.  It is also affected by discrete items that may occur in any given year, but are not consistent from year to year.  In addition to state income taxes, the following items had the most significant impact on the difference between our statutory U.S. federal income tax rate of 35 percent and our effective tax rate.  In 2011, we experienced a $15.8 million (239.1) percent increase resulting from a change in our valuation allowance against deferred tax assets in excess of deferred tax liabilities.

In 2010, we experienced a decrease of $26.4 million (19.5) percent as a result from the fair valuation of our convertible notes.  Also in 2010, we experienced increases of $8.5 million (33.6) percent and $17.8 million (29.5) percent as a result from reorganization items and a change in our valuation allowance against deferred tax assets in excess of deferred tax liabilities, respectively.

Discontinued Operations

Discontinued operations represent reclassification of operating results, including gain/loss on sale, for Fabco Automotive, Bostrom Seating and Brillion Farm, net of tax.  The sales of Fabco and Bostrom were in 2011 and the Brillion Farm assets were sold during 2010.  We have reclassified current and prior period operating results, including the gain/loss on the sale transactions, to discontinued operations.

Comparison of Fiscal Years 2010 and 2009

As a result of the adoption of fresh-start reporting, our consolidated balance sheets and consolidated statements of operations subsequent to February 26, 2010, will not be comparable in many respects to our consolidated balance sheets and consolidated statements of operations prior to February 26, 2010, unless otherwise specified.  References to “Successor Company” refer to the Company after February 26, 2010, after giving effect to the application of fresh-start reporting.  References to “Predecessor Company” refer to the Company prior to February 26, 2010.

	Successor Company	Predecessor Company
(Dollars in thousands)	Period from February 26, 2010 to December 31, 2010	Period from January 1, 2010 to February 26, 2010	Year Ended December 31, 2009
Net sales	$582,307	$91,647	$514,749
Cost of goods sold	541,859	89,397	521,833
Gross profit (loss)	40,448	2,250	(7,084)
Prepetition fees	—	—	17,015
Goodwill and intangible asset impairments	—	—	2,830
Operating expenses	54,147	6,479	36,363
Loss from operations	(13,699)	(4,229)	(63,292)
Interest (expense), net	(33,450)	(7,496)	(59,753)
Loss on extinguishment of debt	—	—	(5,389)
Non-cash market valuation – convertible notes	75,574	—	—
Inducement (expense)	(166,691)	—	—
Other income, net	2,575	566	6,888
Reorganization expense (income)	—	(59,311)	14,379
Income tax provision (benefit)	(2,207)	(1,931)	2,376
Income (loss) from continuing operations	(133,484)	50,083	(138,301)
Discontinued operations, net of tax	6,952	719	(1,811)
Net income (loss)	$(126,532)	$50,802	$(140,112)

Net Sales

	Successor Company	Predecessor Company
(Dollars in thousands)	Period from February 26 to December 31, 2010	Period from January 1 to February 26, 2010	Year Ended December 31, 2009
Wheels	$247,673	$38,379	$238,745
Gunite	175,352	29,804	153,713
Brillion	90,492	11,442	49,829
Imperial	68,790	12,022	72,462
Total	$582,307	$91,647	$514,749

Fresh start accounting did not have an impact on the accounting for net sales during the year ended December 31, 2010.  Therefore, net sales from the Successor Company are comparable to the net sales of the Predecessor Company.  Our combined net sales were $674.0 million during 2010, which represented an increase of $159.3 million, or 30.9 percent, as compared to 2009.  Of the total increase, approximately $142.4 million was a result of higher volume demanded due to increased production levels of the commercial vehicle market and its aftermarket segments in North America.  The increased production is a result of increased maintenance and replacement demand of commercial vehicles (see OEM production builds in the table below).  The remaining $16.9 million increase of net sales recognized during 2010 was related to higher pricing, which mostly represented a pass-through of increased raw material and commodity costs.

Combined net sales for Wheels increased nearly 19.8 percent during 2010 primarily due to increased volume for all three major OEM segments (see OEM production builds in the table below).  Combined net sales for our Gunite products rose by 33.5 percent due to the same reasons as Wheels along with increased volume demanded by the aftermarket segment.  Our Gunite products have a higher concentration of aftermarket demand due to being an item that requires replacement more often than our other products.  Combined net sales at Brillion increased by 104.6 percent during 2010 over 2009 due to higher demand in the industrial and agricultural segments and increased pricing of $18.0 million.  Combined net sales at Imperial were 11.5 percent higher in 2010 than during 2009 due to increased demand.

North American commercial vehicle industry production builds were, as follows:

	For the year ended December 31,
	2010	2009
Class 8	154,173	118,396
Classes 5-7	117,901	97,733
Trailer	124,162	79,027

While we serve the commercial vehicle aftermarket segment, there is no industry data to compare our sales to industry demand from period to period.

Cost of Goods Sold

The table below represents the significant components of our cost of goods sold.

	Successor Company	Predecessor Company
(Dollars in thousands)	Period from February 26 to December 31, 2010	Period from January 1 to February 26, 2010	Year Ended December 31, 2009
Raw materials	$265,793	$38,921	$217,208
Depreciation	33,008	6,344	44,593
Labor and other overhead	243,058	44,132	260,032
Total	$541,859	$89,397	$521,833

Except for depreciation, fresh start accounting did not have an impact on the accounting for costs of goods sold during the year ended December 31, 2010.  Raw materials have increased by $87.5 million, or 40.3 percent, during the year ended December 31, 2010 due to increases in sales volume of approximately 28.5 percent and price of approximately 11.8 percent.  The price increases were primarily related to steel and aluminum, which represent nearly all of our material costs.

Depreciation was impacted by fresh start accounting, which increased the book value of our property, plant, and equipment slightly, yet extended the average useful life associated with each of those assets.

Labor and overhead increased by 10.4 percent due to increased volume, which is lower than the overall net sales volume increase mentioned above due to the impact of certain of our costs (i.e. salaries, rent, etc) being fixed in nature, as opposed to variable.

Operating Expenses

	Successor Company	Predecessor Company
(Dollars in thousands)	Period from February 26 to December 31, 2010	Period from January 1 to February 26, 2010	Year Ended December 31, 2009
Selling, general, and administration	$43,448	$5,085	$28,143
Research and development	3,382	745	4,323
Depreciation and amortization	7,317	649	3,897
Total	$54,147	$6,479	$36,363

Other than depreciation and amortization, operating expenses were not impacted by fresh start accounting.  Selling, general, and administrative costs increased by $20.4 million in 2010 on a combined basis primarily due to fees incurred during 2010 for bankruptcy, relisting on the New York Stock Exchange, charges related to a product recall campaign, and our senior secured notes offering.  Research and development costs did not materially change from 2009 to 2010.

Depreciation and amortization were impacted by the fresh start accounting process, mostly due to establishing the opening balance sheet for other intangible assets for our Wheels business unit that had not previously been required to have its intangible assets recorded at fair value since they were acquired prior to the applicable accounting guidance being in place.  Specifically, operating income was impacted in the period February 26, 2010 to December 31, 2010 by the increase of intangible asset amortization as a result of the fresh start accounting process.

Operating Income (Loss)

	Successor Company	Predecessor Company
(Dollars in thousands)	Period from February 26 to December 31, 2010	Period from January 1 to February 26, 2010	Year Ended December 31, 2009
Wheels	$23,577	$2,663	$14,888
Gunite	2,623	277	(10,052)
Brillion	(1,171)	(986)	(13,984)
Imperial	(579)	(1,011)	(9,235)
Corporate/Other	(38,149)	(5,172)	(44,909)
Total	$(13,699)	$(4,229)	$(63,292)

Operating income for the Wheels segment was 6.2 percent of its net sales for the year ended December 31, 2009, 6.9 percent for the period January 1, 2010 through February 26, 2010, and 9.5 percent for the period February 26, 2010 through December 31, 2010.  Included in the period February 26, 2010 through December 31, 2010 was $5.6 million of intangible amortization that was recognized as a result of intangible assets being recorded at fair value through the fresh start accounting process.  During 2009 and the period January 1, 2010 through January 26, 2010, the Wheels segment did not recognize any intangible asset amortization.  During 2009, the Wheels segment recognized a pension curtailment charge of $2.9 million.

Operating income (loss) for the Gunite segment was (6.5) percent of its net sales for the year ended December 31, 2009, 0.9 percent for the period January 1, 2010 through February 26, 2010, and 1.5 percent for the period February 26, 2010 through December 31, 2010.  The increased volume of net sales during the period February 26, 2010 through December 31, 2010 created positive operating income, partially offset by $2.3 million of charges related to a product recall campaign related to automatic slack adjusters.  During 2009, our Gunite segment recognized a charge of $3.2 million of costs related to lease abandonment charges recognized related to consolidating our warehouses.

The operating losses for the Brillion segment were 28.1 percent of its net sales for the year ended December 31, 2009, 8.6 percent for the period January 1, 2010 through February 26, 2010, and 1.3 percent for the period February 26, 2010 through December 31, 2010.  Sales volume for our Brillion segment increased by 104.6 percent during 2010 as the industrial and agricultural markets rebounded after a significantly down year in 2009.  The increase in sales volume and approximately $18.0 million in increased pricing were the primary reasons for improved operating results for Brillion despite increasing material costs.  During 2009, Brillion recorded $1.9 million of intangible asset impairments and approximately $0.9 million of severance related charges.

The operating losses for the Imperial segment were 12.7 percent of its net sales for the year ended December 31, 2009, 8.4 percent for the period January 1, 2010 through February 26, 2010, and 0.8 percent for the period February 26, 2010 through December 31, 2010.  Depreciation and amortization for Imperial was $5.8 million for the year ended December 31, 2009, $0.8 million for the period January 1, 2010 through February 26, 2010, and $0.9 million for the period February 26, 2010 through December 31, 2010.  During 2009, Imperial recognized charges of $1.3 million of costs related to severance and other restructuring and $0.9 million of intangible asset impairments.

The operating losses for the Corporate segment were 8.7 percent of consolidated net sales for the year ended December 31, 2009, 5.6 percent for the period January 1, 2010 through February 26, 2010, and 6.6 percent for the period February 26, 2010 through December 31, 2010.  The operating losses during 2009 and the period February 26, 2010 through December 31, 2010 were impacted by prepetition fees and other bankruptcy costs, including fees associated with financing costs of the asset-based loan, the 9.5 percent notes, and the conversion offer, of $17.0 million and $15.7 million, respectively.

Interest Expense

Net interest expense was not affected by fresh start accounting.  However, the capital structure of the Successor Company was significantly different than for the Predecessor Company.  The Successor Company had, upon emergence from bankruptcy and continues to have, significantly less debt than the Predecessor Company.  Net interest expense decreased $18.9 million to $40.9 million for the year ended December 31, 2010 from $59.8 million for the year ended December 31, 2009.  This was mostly due to not recognizing interest related to our prepetition senior subordinated notes that were cancelled as part of our Plan of Reorganization and a lower debt level maintained in 2010 compared to 2009.

Non-cash valuation changes of convertible notes & Inducement expense

In connection with accounting guidance following the emergence from Chapter 11, we recorded the conversion option on our convertible notes at fair value.  Due to the change in fair value of the conversion option, we recorded income of $75.6 million during 2010.  Also during 2010, we issued a conversion offer to holders of our convertible notes which resulted in conversion of all such notes outstanding.  ASC 470 requires the recognition of expense equal to the fair value of securities transferred in excess of the fair value of securities issuable pursuant to the original conversion terms.  Related to the conversion, we recorded inducement expenses of $166.7 million.  This charge represents the fair value of the incremental shares of common stock that were issued as a result of the Conversion Offer over the fair value of the shares of the common stock that the convertible note-holders would have otherwise received contractually as of the date of the Conversion Offer.

Reorganization items

ASC 852 requires the recognition of certain transactions directly related to the reorganization as reorganization expense or income in the statement of operations. The reorganization gain of $59.3 million for 2010 consisted of $25.0 million professional fees directly related to reorganization and an $84.3 million gain on the discharge and issuance of our debt instruments.  The reorganization expense of $14.4 million for 2009 consisted of $10.8 million professional fees directly related to reorganization and a $3.6 million loss on deferred financing fees related to our prepetition senior subordinated notes that were included in Liabilities Subject to Compromise. In addition, we incurred $17.0 million of prepetition professional fees in 2009 directly related to our reorganization, which we reported separately in the statement of operations.

Discontinued Operations

Discontinued operations represent reclassification of operating results, including gain/loss on sale, for Fabco Automotive, Bostrom Seating and Brillion Farm, net of tax.  The sales of Fabco and Bostrom were in 2011 and the Brillion Farm assets were sold during 2010.  We have reclassified current and prior period operating results, including the gain/loss on the sale transactions, to discontinued operations.

Changes in Financial Condition

At December 31, 2011, we had total assets of $868.9 million, as compared to $874.1 million at December 31, 2010.  The $5.2 million, or 0.6%, decrease in total assets primarily resulted from the divestiture of our discontinued operations and a reduction in our ending cash position.  An increase in working capital partially offset these decreases.

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

The following table summarizes the major components of our working capital as of the periods listed below:

	December 31,	December 31,
	2011	2010
Accounts receivable	$98,075	$75,702
Inventories	72,827	55,818
Deferred income taxes (current)	7,675	13,061
Other current assets	4,657	5,457
Accounts payable	(80,261)	(55,324)
Accrued payroll and compensation	(16,466)	(17,320)
Accrued interest payable	(12,503)	(12,682)
Accrued workers compensation	(4,936)	(6,994)
Other current liabilities	(14,323)	(20,200)
Working Capital	$54,745	$37,518

Significant changes in working capital included:

•	an increase in accounts receivable of $22.4 million due to the comparative increase in revenue in the months leading up to the respective period-end dates;
•	an increase in inventory of $17.0 million primarily in finished goods due to increase in sales demand and increase in our pre-build inventory for the upcoming brake season; and
•
an increase of accounts payable of $25.0 million primarily due to the increase in inventory-related purchases in the months leading up to the respective period-end dates, and stronger initiatives to improve payment terms with our key suppliers.

Capital Resources and Liquidity

Our primary sources of liquidity during the twelve months ended December 31, 2011 were cash reserves, proceeds from the sale of Fabco Automotive and our ABL facility.  We believe that cash from operations, existing cash reserves, and our ABL facility will provide adequate funds for our working capital needs, planned capital expenditures and cash interest payments through 2012 and the foreseeable future.

As of December 31, 2011, we had $56.9 million of cash plus $42.1 million in availability under our ABL credit facility for total liquidity of $99.0 million.  In June 2011, we had a $20.0 million advance on our ABL credit facility to partially finance the acquisition of the Camden operations.  In September, we received $32.8 million in proceeds related to the sale of Fabco Automotive, which excludes $2.1 million of fees paid at closing.

No provision has been made for U.S. income taxes related to undistributed earnings of our Canadian foreign subsidiary that we intend to permanently reinvest in order to finance capital improvements and/or expend operations either through the expansion of the current operations or the purchase of new operations. At December 31, 2011, Accuride Canada had $9.4 million of cumulative retained earnings. The Company distributes earnings for the Mexican foreign subsidiary and expects to distribute earnings annually.  Therefore, deferred tax liabilities in the amounts of $1.0 million and $1.9 million for 2010 and 2011, respectively, have been established for the undistributed earnings of our Mexican foreign subsidiary.

Our ability to fund working capital needs, planned capital expenditures, scheduled debt payments, and to comply with any financial covenants under our ABL credit facility, depends on our future operating performance and cash flow, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

Operating Activities

Net cash used in operating activities for the year ended December 31, 2011 amounted to $1.5 million.  Net cash used for the period January 1, 2010 through February 26, 2010 was $20.8 million while net cash provided by operating activities for the period February 26, 2010 through December 31, 2010 was $10.4 million.  This net decrease in funds used was primarily a result of increased demand for our products during 2011 and stronger initiatives to improve payment terms with our key suppliers.  Cash used during 2010 included approximately $43.8 million in fees and other expenses related to bankruptcy, the Refinancing, the Conversion Offer, and the sale of certain assets.

Investing Activities

Net cash used by investing activities totaled $40.0 million for the year ended December 31, 2011, compared to cash provided of $6.1 million for the period February 26, 2010 through December 31, 2010.  Cash used in investing activities for the period January 1, 2010 through February 26, 2010 was $2.0 million.  Our most significant cash outlays for investing activities were the purchases of property, plant, and equipment.  Our capital expenditures in 2011 were $58.4 million, which was higher than historical levels due to increased investments in aluminum wheel capacity and other equipment.  Cash generated from operations and existing cash reserves funded these expenditures.  During 2011 we had cash inflows of $40.7 million related to the sale of discontinued operations.  During 2011 we had cash outflows of $22.4 million related to the acquisition of the Camden operations.  During the period February 26, 2010 through December 31, 2010 we had cash inflows of $13.0 million related to issuance of letters of credit to replace restricted cash from previously drawn letters of credit and $9.1 million related to the sale of certain assets.  Capital expenditures for 2012 are expected to be between $70 million and $80 million, which we expect to fund through our cash from operations and existing cash reserves.  Due to the continued challenges facing our industry and the economy as a whole, we are managing our capital expenditures very closely in order to preserve liquidity throughout 2012, while still maintaining our production capacity and making investments necessary to meet competitive threats and to seize upon growth opportunities.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2011 totaled $20.0 million related to an increase in our ABL credit facility to partially finance the acquisition of the Camden, South Carolina facility.  Net cash provided by financing activities of $46.6 million during the period January 31, 2010 through February 26, 2010, while net cash used for the period February 26, 2010 through December 31, 2010 was $18.4 million.  During the two periods in 2010, we received $140 million of proceeds related to issuance of our convertible notes and exchanged our postpetition senior credit facility for the $310 million aggregate principal amount of senior secured notes and $75 million ABL credit facility, as discussed below.  During the period February 26, 2010 through December 31, 2010, we paid $10.9 million in fees related to the refinancing.

Bank Borrowing and Senior Notes

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

The ABL Facility

In connection with the Refinancing, we entered into the ABL facility.  Initially, the ABL facility was a senior secured asset based revolving credit facility in an aggregate principal amount of up to $75.0 million, with the right, subject to certain conditions, to increase the availability under the facility by up to $25.0 million in the aggregate (for a total aggregate availability of $100.0 million). On February 7, 2012, we exercised this right and increased the maximum capacity under the ABL Facility to $100.0 million. The four-year ABL facility matures on July 29, 2014 and provides for loans and letters of credit in an aggregate amount up to the amount of the facility, subject to meeting certain borrowing base conditions, with sub-limits of up to $10.0 million for swingline loans and $25.0 million to be available for the issuance of letters of credit.  Loans under the ABL facility initially bear interest at an annual rate equal to, at our option, either LIBOR plus 3.75% or Base Rate plus 2.75%, subject to changes based on our leverage ratio as defined in the ABL facility.

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

Restrictive Debt Covenants.  Our credit documents (the ABL facility and the indenture governing the senior secured notes) contain operating covenants that limit the discretion of management with respect to certain business matters.  These covenants place significant restrictions on, among other things, the ability to incur additional debt, to pay dividends, to create liens, to make certain payments and investments and to sell or otherwise dispose of assets and merge or consolidate with other entities.  In addition, the ABL facility contains a financial covenant which requires us to maintain a fixed charge coverage ratio during any compliance period, which is anytime when the excess availability is less than or equal to the greater of $10.0 million or 15 percent of the total commitment under the ABL facility.  Due to the amount of our excess availability (as calculated under the ABL facility), the Company is not currently in a compliance period and, we do not have to maintain a fixed charge coverage ratio, although this is subject to change.  Based on the forecasted production volumes below, we expect to be in compliance with all restrictive debt covenants through the next twelve months.

We continue, however, to operate in a challenging economic environment and our ability to maintain liquidity and comply with our debt covenants may be affected by economic or other conditions that are beyond our control and which are difficult to predict.  The 2012 production forecasts by ACT Publications for the significant commercial vehicle markets that we serve, as of February 10, 2012, are as follows:

North American Class 8	296,493
North American Classes 5-7	173,493
U.S. Trailers	248,350

Prior Convertible Notes

In connection with a conversion offer completed in November 2010, we accepted all of our previously outstanding $145.3 million of convertible notes for conversion and issued 34,600,145 shares of common stock to holders participating in the conversion of such notes (the “Conversion Offer”). ASC 470 requires the recognition of expense equal to the fair value of securities transferred in excess of the fair value of securities issuable pursuant to the original conversion terms.  Related to the conversion offer, we recorded inducement expenses of $166.7 million.  This charge represents the fair value of the incremental shares of common stock that were issued as a result of the Conversion Offer over the fair value of the shares of the Common Stock that the convertible note-holders would have otherwise received contractually as of the date of the Conversion Offer.

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

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations as of December 31, 2011 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods:

	Payments due by period
(dollars in millions)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt(a)	$330.0	$—	$20.0	$—	$310.0
Interest on long-term debt(b)	194.0	29.5	58.9	58.9	46.7
Interest on variable rate debt (c)	2.1	0.8	1.3	—	—
Capital leases (d)	2.2	0.4	0.6	0.6	0.6
Operating leases	14.9	3.5	5.7	2.9	2.8
Purchase commitments(e)	105.2	87.7	17.5	—	—
Other long-term liabilities(f)	189.9	18.8	35.4	36.7	99.0
Total obligations(g)	$838.3	$140.7	$139.4	$99.1	$459.1

(a)	Amounts represent face value of debt instruments due, comprised of $310.0 million aggregate principal amount of senior secured notes and a $20.0 million draw on our ABL facility.

(b)	Interest expense for our senior secured notes, computed at 9.5% annum.

(c)
Interest expense for our ABL facility initially bear interest at an annual rate equal to, at our option, either LIBOR plus 3.75% or Base Rate plus 2.75%, subject to changes based on our leverage ratio as defined in the ABL facility.

(d)
Subsequent to December 31, 2011, future obligations for capital leases increased by $15.9 million.  On February 10, 2012, the Company entered into a capital lease agreement for the lease of equipment to be used in the production of wheel-end components by our Gunite business unit.  The agreement provides financing in the amount of $15.0 million to Gunite for certain equipment, which is expected to be installed beginning in the second quarter of 2012.  In connection with the lease agreement, the Company was reimbursed for payments previously made to the manufacturer of the equipment of $7.9 million.

(e)	The unconditional purchase commitments are principally take-or-pay obligations related to the purchase of certain materials, including natural gas, consistent with customary industry practice.

(f)
Consists primarily of estimated post-retirement and pension contributions for 2012 and estimated future post-retirement and pension benefit payments for the years 2013 through 2021. Amounts for 2022 and thereafter are unknown at this time.

(g)	Since it is not possible to determine in which future period it might be paid, excluded above is the $7.9 million uncertain tax liability recorded in accordance with ASC 740-10, Income Taxes.

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

Inventory

We recorded inventories at their fair value of $59.7 million, which was an increase of $3.0 million.  Historically, our inventories were stated at the lower of cost or market on a first-in, first-out (“FIFO”) basis.  The fair value valuation was determined based on the estimated selling price less costs to sell for finished goods and work-in-process, which also considered costs to completion.  Raw material values were based on replacement cost.  The increase of fair value over our stated values was amortized during 2010 as a component of cost of goods sold.

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

Property, Plant and Equipment

We recorded property, plant and equipment which includes land, land improvements, buildings, machinery and equipment, and construction in progress at its fair value of $255.7 million.  Fair value was based on the highest and best use of specific properties.  Specific approaches by asset class are as follows:

•
Land and land improvement values were determined based on the sales comparison approach, which considers the value of the land parcels if vacant.  In the sales comparison approach, comparable land sales and listings in each property’s geographic area were obtained and compared to the property being valued, focusing most heavily on recent sales of similar size, location, and zoning.

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

Deferred Income Taxes

We recorded deferred income tax assets and liabilities of $2.5 million and $25.6 million, respectively, for differences resulting from applying fresh-start reporting.

Debt

We recorded our long-term debt at their total fair value of $604.1. million, which had two major components, as follows:

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

Pensions and Other Postretirement Benefit Plan Liabilities, current and non-current

We recorded pensions of $35.0 million and other postretirement benefit plan liabilities of $73.1 million, which includes the actuarial measurement of all of our benefit plans.  These liabilities increased by $11.1 million compared to the Predecessor’s valuations due to changes in the market value of our assets and liabilities, eliminating accumulated other comprehensive income, and revised discount rates, which declined between 75 and 100 basis points from the Predecessor’s valuations.

Stockholder’s Equity (Deficiency)

The changes to our Stockholder’s Equity (Deficiency) reflect our recapitalization using $563 million, which is the midpoint of the range of our enterprise valuations in our Plan of Reorganization and the application of fresh-start reporting.  Also included is the elimination of our Predecessor Common Stock, Treasury Stock, Accumulated Other Comprehensive Loss, and Accumulated Deficiency.

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

The annual impairment test as of November 30, 2011, passed, and we were not required to complete step two.

We review other intangibles for impairment annually or more frequently if events or circumstances indicate that the carrying amount of trademarks may be impaired. If the carrying amount exceeds the fair value (determined by calculating a fair value based upon a discounted cash flow of an assumed royalty rate – relief of royalty method), impairment of the trademark may exist resulting in a charge to earnings to the extent of impairment.

Pensions and Other Post-Employment Benefits—We account for our defined benefit pension plans and other post-employment benefit plans in accordance with ASC 715-30, Defined Benefit Plans - Pensions, ASC 715-60, Defined Benefit Plans – Other Postretirement, and ASC 715-20, Defined Benefit Plans - General, which require that amounts recognized in financial statements be determined on an actuarial basis. As permitted by ASC 715-30, we use a smoothed value of plan assets (which is further described below). ASC 715-30 requires that the effects of the performance of the pension plan’s assets and changes in pension liability discount rates on our computation of pension income (cost) be amortized over future periods.  ASC 715-20 requires an employer to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare, and other postretirement plans in their financial statements.

The most significant element in determining our pension income (cost) in accordance with ASC 715-30 is the expected return on plan assets and discount rates. In 2011, we assumed that the expected long-term rate of return on plan assets would be 7.55% for our U.S. plans and 6.50% for our Canadian plans.  The assumed long-term rate of return on assets is applied to a calculated value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over five years. This produces the expected return on plan assets that is included in pension income (cost). The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past asset gains (losses) affects the calculated value of plan assets and, ultimately, future pension income (cost).

The expected return on plan assets is reviewed annually, and if conditions should warrant, will be revised. If we were to lower this rate, future pension cost would increase.  For 2012, we currently anticipate lowering our long-term rate of return assumption to 6.90% for our U.S. plans and 5.85% for our Canadian plans.

At the end of each year, we determine the discount rates to be used to calculate the present value of each of the plan liabilities. The discount rate is an estimate of the current interest rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate, we look to rates of return on high-quality, fixed-income investments that receive one of the two highest ratings given by a recognized ratings agency. At December 31, 2011, we determined the blended rate to be 4.89%. The net effect of changes in the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, has been deferred, in accordance with ASC 715-30.

For the year ended December 31, 2011, we recognized consolidated pretax pension cost of $1.0 million compared to $1.4 million in 2010.  We currently expect to contribute $14.5 million to our pension plans during 2012, however, we may elect to adjust the level of contributions based on a number of factors, including performance of pension investments, changes in interest rates, and changes in workforce compensation.

For the year ended December 31, 2011, we recognized consolidated pre-tax post-employment welfare benefit cost of $4.8 million compared to $4.6 million in 2010.  We expect to contribute $4.3 million during 2012 to our post-employment welfare benefit plans.

Income Taxes—Our income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s best assessment of estimated future taxes to be paid. We are subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax expense.

Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. In projecting future taxable income, we begin with historical results adjusted for the results of discontinued operations and changes in accounting policies and incorporate assumptions including the amount of future state, federal and foreign pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax-planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income (loss).

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

Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. Management is not aware of any such changes that would have a material effect on the Company’s results of operations, cash flows, or financial position.

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across our global operations.

ASC 740 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits. ASC 740 also provides guidance on measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

We recognize tax liabilities in accordance with ASC 740 and we adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available.

We believe that it is reasonably possible that an increase of up to $1.0 million in unrecognized tax benefits related to state exposures may be necessary within the coming year. In addition, we believe that it is reasonably possible that approximately $0.1 million of our currently remaining unrecognized tax benefits, each of which are individually insignificant, may be recognized by the end of 2012 as a result of a lapse of the statute of limitations.

Recent Developments

See Note 1 for discussions related to recent developments.

Effects of Inflation

The effects of inflation were not considered material during fiscal years 2011, 2010, or 2009.

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

Foreign Currency Risk

Certain forecasted transactions, assets, and liabilities are exposed to foreign currency risk. We monitor our foreign currency exposures to maximize the overall effectiveness of our foreign currency derivatives. The principal currencies of exposure are the Canadian Dollar and Mexican Peso. From time to time, we use foreign currency financial instruments to offset the impact of the variability in exchange rates on our operations, cash flows, assets and liabilities.  At December 31, 2011, the notional amount of open foreign exchange forward contracts was $1,160.

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

Raw Material/Commodity Price Risk

We rely upon the supply of certain raw materials and commodities in our production processes, and we have entered into firm purchase commitments for certain metals and natural gas. A 10% adverse change in pricing (considering 2011 production volume) would be approximately $45 million, which would be reduced through the terms of the sales, supply, and procurement contracts. Additionally, from time to time, we use commodity price swaps and futures contracts to manage the variability in certain commodity prices on our operations and cash flows. At December 31, 2011, we had no open commodity price swaps or futures contracts.

Interest Rate Risk

We use long-term debt as a primary source of capital. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for our fixed-rate debt at December 31, 2011:

(Dollars in thousands)	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
Long-term Debt:
Fixed Rate	—	—	—	—	—	$310,000	$310,000	$300,545
Average Rate	—	—	—	—	—	9.50%	9.50%
Variable Rate	—	—	$20,000	—	—	—	$20,000	$20,000
Average Rate	—	—	4.3%	—	—	—	4.3%

Item 8.  Financial Statements and Supplementary Data

Attached, see Item 15.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) of the Exchange Act, our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2011. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2011 to ensure that information required to be disclosed under the Exchange Act is recorded, processed, summarized, and reported, within the time period specified in the SEC rules and forms, and to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management has concluded that, as of December 31, 2011, our internal controls over financial reporting were effective based on that framework.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Deloitte & Touche LLP, the Company’s independent registered public accounting firm, issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, which is included herein.

Changes in Internal Controls Over Financial Reporting. During the fourth quarter of fiscal 2011 there were no changes to our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

The information required by Item 10 is incorporated by reference to the information set forth in our Proxy Statement in connection to our 2012 Annual Meeting of Shareholders (“2012 Proxy Statement”) to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this Form 10-K.

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

Item 11.  Executive Compensation

The information required by Item 11 is incorporated by reference to the information set forth in our 2012 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by Item 12 is incorporated by reference to the information set forth in our 2012 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions and Director Independence

The information required by Item 13 is incorporated by reference to the information set forth in our 2012 Proxy Statement.

 Item 14.  Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference to the information set forth in our 2012 Proxy Statement.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	The following constitutes a list of Financial Statements and Financial Statement Schedules required to be included in this report:

1.  Financial Statements

The following financial statements of the Registrant are filed herewith as part of this report:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets—As of December 31, 2011 and 2010.

Consolidated Statements of Operations— For the year ended December 31, 2011, for the period February 26, 2010 to December 31, 2010 (Successor), for the period January 1, 2010 to February 26, 2010 and for the year ended December 31, 2009 (Predecessor).

Consolidated Statements of Stockholders’ Equity (Deficiency) — For the year ended December 31, 2011, for the period February 26, 2010 to December 31, 2010 (Successor), for the period January 1, 2010 to February 26, 2010 and for the year ended December 31, 2009 (Predecessor).

Consolidated Statements of Cash Flows—For the year ended December 31, 2011, for the period February 26, 2010 to December 31, 2010 (Successor), for the period January 1, 2010 to February 26, 2010 and for the year ended December 31, 2009 (Predecessor).

Notes to Consolidated Financial Statements—For the year ended December 31, 2011, for the period February 26, 2010 to December 31, 2010 (Successor), for the period from January 1, 2010 to February 26, 2010 and for the year ended December 31, 2009 (Predecessor).

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
Stock Purchase Agreement by and among Accuride Corporation, Truck Components, Inc., Fabco Automotive Corporation and Fabco Holdings Inc., dated September 26, 2011.  Previously filed as an exhibit to the Form 8-K filed on September 30, 2011, and incorporated herein by reference.

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

4.3	—	Form of 9.5% First Priority Senior Secured Notes due 2018. Previously filed as an exhibit to Form 8-K filed on August 2, 2010 and incorporated herein by reference.
4.4	—
Intercreditor Agreement, dated as of July 29, 2010, among Deutsche Bank Trust Company Americas, as initial ABL Agent, and Deutsche Bank Trust Company Americas, as Senior Secured Notes Collateral Agent. Previously filed as an exhibit to the Form 8-K filed on August 2, 2010 (Acc. No. 0001104659-10-012168) and incorporated herein by reference.

4.5	—
Rights Agreement, dated November 9, 2011, between Accuride Corporation and American Stock Transfer & Trust Company, LLC.  Previously filed as an exhibit to the Form 8-K filed on November 9, 2011 and incorporated by reference herein.

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

10.4*	—	Accuride Executive Retirement Allowance Policy, dated December 2008. Previously filed as an exhibit to the Form 10-K filed on March 13, 2009 and incorporated herein by reference.
10.5*†	—	Form of Amended & Restated Severance and Retention Agreement (Tier I executives).
10.6*†	—	Form of Amended & Restated Severance and Retention Agreement (Tier II executives).
10.7*†	—	Form of Amended & Restated Severance and Retention Agreement (Tier III executives).
10.8*	—	Form of Severance and Retention Agreement (Tier II executives). Previously filed as an exhibit to the Form 10-K filed on March 13, 2009 and incorporated herein by reference.
10.9*	—	Form of Severance and Retention Agreement (Tier III executives). Previously filed as an exhibit to the Form 10-K filed on March 13, 2009 and incorporated herein by reference.
10.10	—
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

10.12*	—
Form of Indemnification Agreement between Accuride and each member of the pre-petition Board of Directors.  Previously filed as an exhibit to Form 8-K filed on February 4, 2009 and incorporated herein by reference.

10.13*	—
Form of Indemnification Agreement. Previously filed as an exhibit to Amendment 4, filed on April 21, 2005, to the Form S-1 effective April 25, 2005 (Reg. No. 333-121944) and incorporated herein by reference.

10.14*	—	Form of Indemnification Agreement between Accuride and its post-petition Directors and Officers. Previously filed as an exhibit to Form 8-K filed on May 5, 2010 and incorporated herein by reference.
10.15	—
Commercial Lease, effective August 1, 2006, by and between Accuride Corporation and RN Realty. Previously filed as an exhibit to the Form 8-K filed on July 17, 2006, and incorporated herein by reference.

10.16*	—	Accuride Corporation Directors’ Deferred Compensation Plan, as amended. Previously filed as an exhibit to the Form 10-K filed on March 28, 2011, and incorporated herein by reference.
10.17*	—	Accuride Corporation Amended and Restated 2010 Incentive Award Plan. Previously filed as an exhibit to the Form 10-Q filed on May 6, 2011, and incorporated herein by reference.

10.18*	—	Letter agreement, dated May 17, 2010, between Accuride Corporation and William M. Lasky. Previously filed as an exhibit to Form 10-Q filed on May 15, 2010, and incorporated herein by reference.
10.19*	—	Letter agreement, dated May 17, 2010, between Accuride Corporation and James H. Woodward, Jr. Previously filed as an exhibit to Form 10-Q filed on May 15, 2010, and incorporated herein by reference.
10.20*	—	Letter agreement, dated January 14, 2011, between Accuride Corporation and Richard F. Dauch. Previously filed as an exhibit to Form 8-K filed on February 1, 2011, and incorporated herein by reference.
10.21*	—
Severance and Retention Agreement, dated February 1, 2011, between Accuride Corporation and Richard F. Dauch. Previously filed as an exhibit to Form 8-K filed on February 1, 2011, and incorporated herein by reference.

10.22	—
Agreement of Lease, effective as of January 5, 2009, by and between Accuride Corporation and I-65 Corridor 1, L.L.C. Previously filed as an exhibit to the Form 8-K filed on January 12, 2009, and incorporated herein by reference.

10.23	—
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

10.24	—
Incremental Commitment Agreement, dated February 7, 2012, between Flagstar Bank FSB, Deutsche Bank Trust Company Americas and Accuride Corporation.  Previously filed as an exhibit to the Form 8-K filed on February 7, 2012 and incorporated herein by reference.

10.25*	—
Form of Accuride Corporation 2010 Annual Grant Restricted Stock Unit Award entered into by Accuride Corporation and individual directors of Accuride Corporation. Previously filed as an exhibit to Form S-8 filed on August 3, 2010 and incorporated herein by reference.

10.26*	—
Form of Accuride Corporation 2010 Initial Grant Restricted Stock Unit Award entered into by Accuride Corporation and individual directors of Accuride Corporation. Previously filed as an exhibit to Form S-8 filed on August 3, 2010 and incorporated herein by reference.

10.27*	—	Form of Restricted Stock Unit Award Agreement. Previously filed as an exhibit to Form 10-Q filed on May 17, 2010 and incorporated herein by reference.
10.28*	—	Form of Restricted Stock Unit Award Agreement. Previously filed as an exhibit to Form 8-K filed on April 29, 2011 and incorporated herein by reference.
10.29*†	—	Form of Restricted Stock Unit Award Agreement (2012 Employee Long Term Incentive Plan).
10.30*†	—	Form of Stock Option Award Agreement (2012 Employee Long Term Incentive Plan).
10.31	—
Asset Purchase Agreement among Accuride EMI, LLC, Accuride Corporation, Forgitron Technologies LLC and Kamylon Partners TBG, LLC, dated June 20, 2011. Previously filed as an exhibit to Form 8-K filed on June 21, 2011 and incorporated herein by reference.

10.32	—
Capital Lease Agreements, dated February 10, 2012, between Accuride Corporation and General Electric Capital Corporation and its affiliates. Previously filed as an exhibit to the Form 8-K filed on February 16, 2012 and incorporated herein by reference.

14.1	—
Accuride Corporation Code of Conduct-2005. Previously filed as an exhibit to Amendment No. 2 filed on March 25, 2005 to the Form S-1 effective April 25, 2005 (Reg. No. 333-121944) and incorporated herein by reference.

21.1†	—	Subsidiaries of the Registrant.
23.1†	—	Consent of Independent Registered Public Accounting Firm
31.1†	—	Section 302 Certification of Richard F. Dauch in connection with the Annual Report of Form 10-K of Accuride Corporation for the fiscal year ended December 31, 2011.
31.2†	—	Section 302 Certification of Gregory A. Risch in connection with the Annual Report of Form 10-K of Accuride Corporation for the fiscal year ended December 31, 2011.
32.1††	—	Section 906 Certification of Richard F. Dauch in connection with the Annual Report on Form 10-K of Accuride Corporation for the fiscal year ended December 31, 2011.
32.2††	—	Section 906 Certification of Gregory A. Risch in connection with the Annual Report on Form 10-K of Accuride Corporation for the fiscal year ended December 31, 2011.
101.INS†	—	XBRL Instance Document
101.SCH†	—	XBRL Taxonomy Extension Schema Document
101.CAL†	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB†	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	—	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF†	—	XBRL Taxonomy Extension Definition Linkbase Document

†           Filed herewith
††           Furnished herewith
*           Management contract or compensatory agreement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 15, 2012

ACCURIDE CORPORATION

By:	/s/ RICHARD F. DAUCH
Richard F. Dauch President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD F. DAUCH	President and Chief Executive Officer (Principal Executive Officer)	March 15, 2012
Richard F. Dauch

/s/ GREGORY A. RISCH	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2012
Gregory A. Risch

/s/ WILLIAM M. LASKY	Chairman of the Board of Directors	March 15, 2012
William M. Lasky

/s/ KEITH E. BUSSE	Director	March 15, 2012
Keith E. Busse

/s/ BENJAMIN C. DUSTER IV, ESQ.	Director	March 15, 2012
Benjamin C. Duster IV, Esq.

/s/ STEPHEN S. LEDOUX	Director	March 15, 2012
Stephen S. Ledoux

/s/ JOHN W. RISNER	Director	March 15, 2012
John W. Risner

	Director	March 15, 2012
Lewis M. Kling

ACCURIDE CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	54

Consolidated Balance Sheets as of December 31, 2011 and 2010	56

Consolidated Statements of Operations for the year ended December 31, 2011, for the period February 26, 2010 to December 31, 2010 (Successor), for the period January 1, 2010 to February 26, 2010 and for the year ended December 31, 2009 (Predecessor)	57

Consolidated Statements of Stockholders’ Equity (Deficiency) for the year ended December 31, 2011, for the period February 26, 2010 to December 31, 2010 (Successor), for the period January 1, 2010 to February 26, 2010 and for the year ended December 31, 2009 (Predecessor)	58

Consolidated Statements of Cash Flows for the year ended December 31, 2011, for the period February 26, 2010 to December 31, 2010 (Successor), for the period January 1, 2010 to February 26, 2010 and for the year ended December 31, 2009 (Predecessor)	59

Notes to Consolidated Financial Statements	60

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Accuride Corporation
Evansville, IN

We have audited the accompanying consolidated balance sheets of Accuride Corporation and subsidiaries as of December 31, 2011 and 2010 (Successor), and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for the year ended December 31, 2011 and for the period February 26, 2010 through December 31, 2010 (Successor). We also have audited the period from January 1, 2010 through February 26, 2010, and year ended December 31, 2009 (Predecessor) (Successor and Predecessor collectively, the Company). We also have audited the Company's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Accuride Corporation and subsidiaries as of December 31, 2011 and 2010 (Successor), and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for the year ended December 31, 2011 and for the period February 26, 2010 through December 31, 2010 (Successor) and the results of their operations and their cash flows for the period from January 1, 2010 through February 26, 2010 and for the year ended December 31, 2009 (Predecessor), in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 1 to the consolidated financial statements, on February 18, 2010, the Bankruptcy Court entered an order confirming a plan of reorganization, which became effective after the close of business on February 26, 2010.  In accordance with Accounting Standards Codification Topic 852, Reorganizations, the Successor applied fresh-start reporting and adjusted the bases of assets and liabilities to their estimated fair values.  Accordingly, the accompanying Successor financial statements for the year ended December 31, 2011 and for the period from February 26, 2010 through December 31, 2010 are not comparable with the prior period financial statements of the Predecessor.

/s/ DELOITTE & TOUCHE LLP

Indianapolis, IN
March 15, 2012

ACCURIDE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(In thousands, except for per share and per share data)	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$56,915	$78,466
Customer receivables, net of allowance for doubtful accounts of $676 and $1,640 in 2011 and 2010, respectively	90,001	70,760
Other receivables	8,074	4,942
Inventories	72,827	55,818
Deferred income taxes	7,675	13,061
Income tax receivable	—	1,097
Prepaid expenses and other current assets	4,657	4,360
Total current assets	240,149	228,504
PROPERTY, PLANT AND EQUIPMENT, net	271,562	241,052
OTHER ASSETS:
Goodwill	163,536	177,572
Other intangible assets, net	181,349	212,656
Deferred financing costs, net of accumulated amortization of $2,419 and $711 in 2011 and 2010, respectively	8,449	10,157
Other	3,817	4,109
TOTAL	$868,862	$874,050
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
Accounts payable	$80,261	$55,324
Accrued payroll and compensation	16,466	17,320
Accrued interest payable	12,503	12,682
Accrued workers compensation	4,936	6,994
Accrued and other liabilities	14,323	20,200
Total current liabilities	128,489	112,520
LONG-TERM DEBT	323,082	302,031
DEFERRED INCOME TAXES	21,001	32,937
NON-CURRENT INCOME TAXES PAYABLE	7,898	7,683
OTHER POSTRETIREMENT BENEFIT PLAN LIABILITY	76,563	75,767
PENSION BENEFIT PLAN LIABILITY	50,863	37,194
OTHER LIABILITIES	3,583	7,819
COMMITMENTS AND CONTINGENCIES (Notes 11 and 16)	—	—
STOCKHOLDERS’ EQUITY (DEFICIENCY):
Preferred Stock, $0.01 par value; 10,000,000 shares authorized	—	—
Common Stock, $0.01 par value; 80,000,000 shares authorized, 47,286,768 and 47,229,627 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively, and additional paid-in-capital	435,368	433,192
Accumulated other comprehensive loss	(34,422)	(8,561)
Accumulated deficiency	(143,563)	(126,532)
Total stockholders’ equity	257,383	298,099
TOTAL	$868,862	$874,050
See notes to consolidated financial statements.

ACCURIDE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor		Predecessor
	Year Ended December 31,	Period from February 26 to December 31,	Period from January 1 to February 26,	Year Ended December 31,
(In thousands except per share data)	2011	2010	2010	2009

NET SALES	$936,095	$582,307	$91,647	$514,749
COST OF GOODS SOLD	855,284	541,859	89,397	521,833
GROSS PROFIT (LOSS)	80,811	40,448	2,250	(7,084)
OPERATING EXPENSES:
Selling, general and administrative	56,899	54,147	6,479	36,363
Prepetition professional fees	—	—	—	17,015
Impairment of goodwill and other intangibles	—	—	—	2,830
INCOME (LOSS) FROM OPERATIONS	23,912	(13,699)	(4,229)	(63,292)
OTHER INCOME (EXPENSE):
Interest income	46	143	54	720
Interest expense	(34,143)	(33,593)	(7,550)	(60,473)
Loss on extinguishment of debt	—	—	—	(5,389)
Gain on mark to market valuation of convertible debt	—	75,574	—	—
Inducement expense	—	(166,691)	—	—
Other income, net	3,596	2,575	566	6,888
LOSS BEFORE REORGANIZATION ITEMS AND INCOME TAXES FROM CONTINUING OPERATIONS	(6,589)	(135,691)	(11,159)	(121,546)
Reorganization expense (income)	—	—	(59,311)	14,379
INCOME (LOSS) BEFORE INCOME TAXES FROM CONTINUING OPERATIONS	(6,589)	(135,691)	48,152	(135,925)
INCOME TAX PROVISION (BENEFIT)	7,761	(2,207)	(1,931)	2,376
INCOME (LOSS) FROM CONTINUING OPERATIONS	(14,350)	(133,484)	50,083	(138,301)
DISCONTINUED OPERATIONS, NET OF TAX	(2,681)	6,952	719	(1,811)
NET INCOME (LOSS)	$(17,031)	$(126,532)	$50,802	$(140,112)
Weighted average common shares outstanding—basic	47,277	15,670	47,572	39,028
Basic income (loss) per share – continuing operations	$(0.30)	$(8.52)	$1.05	$(3.54)
Basic income (loss) per share – discontinued operations	(0.06)	0.45	0.02	(0.05)
Basic income (loss) per share	$(0.36)	$(8.07)	$1.07	$(3.59)
Weighted average common shares outstanding—diluted	47,277	15,670	47,572	39,028
Diluted income (loss) per share – continuing operations	$(0.30)	$(8.52)	$1.05	$(3.54)
Diluted income (loss) per share – discontinued operations	(0.06)	0.45	0.02	(0.05)
Diluted income (loss) per share	$(0.36)	$(8.07)	$1.07	$(3.59)

See notes to consolidated financial statements.

ACCURIDE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

(In thousands)	Comprehensive Loss	Common Stock and Additional Paid-in- Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficiency	Total Stockholders’ Equity
BALANCE at January 1, 2009 (Predecessor)		$264,217	$(751)	$(29,672)	$(307,609)	$(73,815)
Net loss	$(140,112)	—	—	—	(140,112)	(140,112)
Exercise of share-based awards	—	47	—	—	—	47
Exercise of warrants	—	3,985	—	—	—	3,985
Stock compensation expense	—	333	—	—	—	333
Other comprehensive income (loss):
Pension liability adjustment (net of tax)	(18,704)	—	—	(18,704)	—	(18,704)
Comprehensive loss	$(158,816)
BALANCE at December 31, 2009 (Predecessor)		268,582	(751)	(48,376)	(447,721)	(228,266)
Loss before reorganization items	(8,509)	—	—	—	(8,509)	(8,509)
Exercise of share-based awards	—	8	—	—	—	8
Reorganization items	(25,030)	—	—	—	(25,030)	(25,030)
Comprehensive loss	$(33,539)
BALANCE at February 26, 2010 (Predecessor)		268,590	(751)	(48,376)	(481,260)	(261,797)
FRESH START ADJUSTMENTS:
Debt discharge – Senior Subordinated Notes	252,798	38,178	—	—	252,798	290,976
Debt discharge – Deferred financing fees	(3,847)	—	—	—	(3,847)	(3,847)
Debt discharge – Sun Capital Warrant liability	76	—	—	—	76	76
Debt discharge – Term facility discount	(2,974)	—	—	—	(2,974)	(2,974)
Issuance of Warrants	(6,618)	—	—	—	(6,618)	(6,618)
Issuance of Notes	(155,094)	—	—	—	(155,094)	(155,094)
Comprehensive income	$84,341
BALANCE at February 26, 2010 (Predecessor)		306,768	(751)	(48,376)	(396,919)	(139,278)
FRESH START ADJUSTMENTS:
Cancellation of Predecessor preferred, common and treasury stock	—	(306,768)	751	—	—	(306,017)
Cancellation of Predecessor accumulated deficit and accumulated other comprehensive loss	—	—	—	48,376	396,919	445,295
Issuance of new equity interests	—	39,034	—	—	—	39,034
BALANCE at February 26, 2010 (Successor)		39,034	—	—	—	39,034
Net loss	$(126,532)	—	—	—	(126,532)	(126,532)
Conversion of convertible notes	—	393,072	—	—	—	393,072
Share-based compensation expense	—	1,101	—	—	—	1,101
Other	—	(15)	—	—	—	(15)
Other comprehensive income (loss):
Pension liability adjustment (net of tax)	(8,561)	—	—	(8,561)	—	(8,561)
Comprehensive loss	$(135,093)
BALANCE at January 1, 2011 (Successor)		433,192	—	(8,561)	(126,532)	298,099
Net loss	$(17,031)	—	—	—	(17,031)	(17,031)
Share-based compensation expense	—	2,397	—	—	—	2,397
Tax impact of forfeited vested options	—	(221)	—	—	—	(221)
Other comprehensive income (loss):
Pension liability adjustment (net of tax)	(25,861)	—	—	(25,861)	—	(25,861)
Comprehensive loss	$(42,892)
BALANCE—December 31, 2011 (Successor)		$435,368	$—	$(34,422)	$(143,563)	$257,383

See notes to consolidated financial statements.

ACCURIDE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor		Predecessor
(In thousands)	Years Ended December 31,	Period from February 26 to December 31,	Period from January 1 to February 26,	Years Ended December 31,
	2011	2010	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(17,031)	$(126,532)	$50,802	$(140,112)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of property, plant and equipment	38,918	35,303	6,711	47,413
Amortization – deferred financing costs	2,759	1,148	694	4,557
Amortization – other intangible assets	12,360	8,456	821	4,922
Loss on extinguishment of debt	—	—	—	5,389
Reorganization items	—	—	(59,311)	14,379
Payments on reorganization items	—	—	(12,164)	(5,559)
Loss on disposal of assets	444	210	3	305
Provision for deferred income taxes	4,294	1,299	(1,560)	864
Non-cash stock-based compensation	2,397	1,101	—	333
Non-cash change in market valuation - convertible notes	—	(75,574)	—	—
Non-cash change in warrant liability	(3,971)	(2,648)	—	(594)
Non-cash inducement expense	—	166,691	—	—
Loss on sale of marketable securities	—	—	—	1,100
Impairments of goodwill and other intangibles	—	—	—	3,330
Paid-in-kind interest	—	6,863	1,769	9,421
Changes in certain assets and liabilities:
Receivables	(29,287)	3,885	(15,833)	11,918
Inventories	(25,916)	(1,285)	(5,736)	29,964
Prepaid expenses and other assets	(26,208)	(8,601)	1,051	368
Accounts payable	26,103	(13,089)	12,931	(20,968)
Accrued and other liabilities	13,601	13,183	(951)	(6,342)
Net cash provided by (used in) operating activities	(1,537)	10,410	(20,773)	(39,312)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(58,371)	(16,328)	(1,457)	(20,364)
Cash distribution from investment – Triton Containers	—	310	45	280
Proceeds from sale of discontinued operations	40,738	9,075	—	—
Payments for acquisition, net of cash received	(22,381)	—	—	—
Sale of marketable securities	—	—	—	3,900
Other investments	—	13,028	(600)	(18,689)
Net cash provided by (used in) investing activities	(40,014)	6,085	(2,012)	(34,873)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from postpetition senior credit facility	—	1,850	309,019	—
Payment of postpetition senior credit facility	—	(310,869)	—	—
Payment of prepetition senior credit facility	—	—	(305,814)	—
Proceeds from issuance of senior secured notes	—	301,593	—	—
Proceeds from convertible notes	—	—	140,000	—
Payment of debtor-in-possession borrowing	—	—	(25,000)	—
Debtor in possession borrowing	—	—	—	21,467
Increase in revolving credit advance	20,000	15,000	—	49,315
Decrease in revolving credit advance	—	(15,000)	(71,659)	(53,000)
Deferred financing fees	—	(10,868)	—	—
Credit facility amendment fees	—	—	—	(10,797)
Other	—	(82)	65	45
Net cash provided by (used in) financing activities	20,000	(18,376)	46,611	7,030
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(21,551)	(1,881)	23,826	(67,155)
CASH AND CASH EQUIVALENTS—Beginning of period	78,466	80,347	56,521	123,676
CASH AND CASH EQUIVALENTS—End of period	$56,915	$78,466	$80,347	$56,521

Supplemental cash flow information:
Cash paid for interest	$31,133	$12,875	$9,393	$41,051
Cash paid (received) for income taxes	(659)	199	(826)	777
Cash paid for capital leases	375	329	66	493
Non-cash transactions:
Purchases of property, plant and equipment in accounts payable	$8,443	$6,291	$—	$1,401
Issuance of warrants	—	—	6,618	4,655
Exercise of warrants	—	—	—	3,985
Financing fees related to the DIP credit facility	—	—	—	3,533
Conversion of convertible notes	—	393,072	—	—
See notes to consolidated financial statements.

ACCURIDE CORPORATION
For the year ended December 31, 2011, for the period February 26, 2010 to December 31, 2010 (Successor), for the period January 1, 2010 to February 26, 2010 (Predecessor), and for the year ended December 31, 2009 (Predecessor)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands unless otherwise noted, except share and per share data)

Note 1 - Summary of Significant Accounting Policies

Basis of Consolidation—The accompanying consolidated financial statements include the accounts of Accuride Corporation (the “Company”) and its wholly-owned subsidiaries, including Accuride Canada, Inc. (“Accuride Canada”), Accuride Erie L.P. (“Accuride Erie”), Accuride de Mexico, S.A. de C.V. (“AdM”), AOT, Inc. (“AOT”), and Transportation Technologies Industries, Inc. (“TTI”). TTI’s subsidiaries include, Brillion Iron Works, Inc. (“Brillion”), Gunite Corporation (“Gunite”), and Imperial Group, L.P. (“Imperial”). All significant intercompany transactions have been eliminated.  Certain operating results from prior periods, including the predecessor periods, have been reclassified to discontinued operations to conform to the current year presentation.

On January 31, 2011, substantially all of the assets, liabilities and business of our Bostrom Seating subsidiary were sold to a subsidiary of Commercial Vehicle Group, Inc. for approximately $8.8 million and resulted in recognition of a $0.3 million loss on our consolidated statement of operations in the twelve months ended December 31, 2011, which have been reclassified to discontinued operations.  Of the purchase price, $1.0 million was placed into a one year escrow securing the indemnification obligations of Bostrom to Commercial Vehicle Group, Inc.  See Note 2 “Discontinued Operations” for further discussion.

On June 20, 2011, the Company entered into, and consummated the acquisition contemplated by, an Asset Purchase Agreement (the “Agreement”), pursuant to which the Company’s subsidiary, Accuride EMI, LLC (“Buyer”), acquired substantially all of the assets and assumed certain liabilities of Forgitron Technologies LLC (“Seller”), a manufacturer and supplier of aluminum wheels for commercial vehicles.  Pursuant to the Agreement, Buyer purchased the acquired assets for a purchase price of $22.4 million in cash.   This acquisition included an 80,000 square foot forged aluminum wheel manufacturing facility in Camden, South Carolina (“Camden”) and is consistent with the Company’s planned capacity expansion of its core aluminum wheel product line.

The Camden acquisition was accounted for by the acquisition method of accounting.  Under acquisition accounting, the total purchase price has been allocated to the tangible and intangible assets and liabilities of Camden based upon their fair values.  We finalized the fair valuation of net assets acquired, for property, plant, and equipment, intangible assets, and goodwill, during the fourth quarter of 2011.  In connection with the allocation of the purchase price, we recorded goodwill of approximately $1.1 million as shown in the following table:

(In thousands)

Purchase price (cash consideration)	$22,381
Net assets at fair value	21,320
Excess of purchase price over net assets acquired	$1,061

The purchase price allocation as of December 31, 2011 was as follows:

(In thousands)

Customer receivables	$1,289
Inventories	816
Prepaid expenses and other current assets	101
Property, plant, and equipment	17,225
Goodwill	1,061
Intangible assets	3,400
Current liabilities	(1,511)
Purchase price (cash consideration)	$22,381

On September 26, 2011, the Company announced the sale of its wholly-owned subsidiary, Fabco Automotive Corporation (“Fabco”) to Fabco Holdings, Inc., a new company formed and capitalized by Wynnchurch Capital, Ltd. in partnership with Stone River Capital Partners, LLC.  The sale concluded for a purchase price of $35.0 million, subject to a working capital adjustment, plus a contingent payment of up to $2.0 million depending on Fabco’s financial performance during calendar year 2012.  The Company recognized a loss of $6.3 million, including $2.1 million in transactional fees, related to the sale transaction during the twelve months ended December 31, 2011, which is included as a component of discontinued operations.  See Note 2 “Discontinued Operations” for further discussion.

Bankruptcy Filing – On October 8, 2009, Accuride and its domestic subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”).  Prior to filing for bankruptcy, we were in default under our prepetition senior credit facility and the indenture governing our prepetition senior subordinated notes due to our failure to comply with certain financial covenants in the prepetition senior credit facility and to make the $11.7 million interest payment due August 3, 2009 on our prepetition senior subordinated notes.  Beginning in July 2009, we entered into a series of amendments and temporary waivers with our senior lenders and forbearances with our prepetition noteholders related to these defaults, which prevented acceleration of the indebtedness outstanding under these debt instruments and enabled us to negotiate a financial reorganization to be implemented through the bankruptcy process with these key constituents prior to our bankruptcy filing.  On October 7, 2009, we entered into restructuring support agreements with the holders of approximately 57% of the principal amount of the loans outstanding under our prepetition senior credit facility and the holders of approximately 70% of the principal amount of our prepetition senior subordinated notes, pursuant to which the parties agreed to support a financial reorganization of the Company and its domestic subsidiaries consistent with the terms set forth therein.

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

Liabilities Subject to Compromise—As a result of the Chapter 11 filing, the payment of prepetition indebtedness was subject to compromise or other treatment under the Debtors’ plan of reorganization. Generally, actions to enforce or otherwise effect payment of prepetition liabilities were stayed. Although prepetition claims are generally stayed, at hearings held on October 9, 2009, the Court approved the Debtors’ “first day” motions generally designed to stabilize the Debtors’ operations and cover, among other things, human capital obligations, supplier relations, customer relations, business operations, tax matters, cash management, utilities, case management and retention of professionals.

Undisputed postpetition claims in the ordinary course of business were paid. In addition, the Debtors may have rejected prepetition executory contracts and unexpired leases with respect to the Debtors’ operations, with the approval of the Court. Damages resulting from rejection of executory contracts and unexpired leases are treated as general unsecured claims and were classified as liabilities subject to compromise. On November 3, 2009, the Court established November 30, 2009 as the bar date. The bar date is the date by which claims against the Debtors arising prior to the Debtors’ Chapter 11 filings must be filed if the claimants wish to receive any distribution in the Chapter 11 cases. On November 9, 2009, the Debtors commenced notification, including publication, to all known actual and potential creditors informing them of the bar date and the required procedures with respect to the filing of proofs of claim with the Court.

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

	Predecessor
	Period from January 1 to February 26,	Year Ended December 31,
(In thousands)	2010	2009

Debt discharge – Senior subordinate notes and interest	$252,798	$—
Market valuation of $140 million convertible notes	(155,094)	—
Professional fees	(25,030)	(10,829)
Market valuation of warrants issued	(6,618)	—
Deferred financing fees	(3,847)	(3,550)
Term loan facility discount	(2,974)	—
Other	76	—
Total	$59,311	$(14,379)

Fresh-Start Reporting—Upon our emergence from Chapter 11 bankruptcy proceedings, we adopted fresh-start accounting in accordance with the provisions of Accounting Standards Codification (“ASC”) 852, Reorganizations, pursuant to which the midpoint of the range of our reorganization value of $563 million was allocated to our assets and liabilities in conformity with the procedures specified by ASC 805, Business Combinations.  We adopted fresh-start accounting for all of subsidiaries, although our foreign subsidiaries did not file for bankruptcy protection in their jurisdictions.

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

The effects of the Plan of Reorganization and fresh-start reporting on the Company’s consolidated balance sheet as of February 26, 2010 are as follows:

	Fresh-Start Adjustments
(in thousands)	Predecessor	Debt Discharge and Issuance (a)	Reinstatement of Liabilities (b)	Revaluation of Assets and Liabilities (c)	Successor
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$34,880	$45,467	$—	$—	$80,347
Customer receivables, net	73,636	—	—	—	73,636
Other receivables	8,498	—	—	—	8,498
Inventories	56,639	—	—	3,028	59,667
Deferred income taxes	4,371	—	—	(1,836)	2,535
Income tax receivable	720	—	—	—	720
Prepaid expenses and other current assets	20,518	—	—	(16,439)	4,079
Total current assets	199,262	45,467	—	(15,247)	229,482
PROPERTY, PLANT AND EQUIPMENT, net	224,270	—	—	31,425	255,695
OTHER ASSETS:
Goodwill	127,474	—	—	50,098	177,572
Other intangible assets, net	88,409	—	—	135,991	224,400
Deferred financing fees, net	3,847	(3,847)	—	—	—
Other	22,221	66	—	(4,190)	18,097
TOTAL	$665,483	$41,686	$—	$198,077	$905,246
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
CURRENT LIABILITIES
Accounts Payable	$57,074	$—	$7,978	$—	$65,052
Accrued payroll and compensation	18,058	—	—	—	18,058
Accrued interest payable	242	—	—	—	242
Debt	399,500	(399,500)	—	—	—
Accrued and other liabilities	27,044	(1,012)	346	(840)	25,538
Total current liabilities	501,918	(400,512)	8,324	(840)	108,890
LONG-TERM DEBT	—	604,113	—	—	604,113
DEFERRED INCOME TAXES	14,274	—	—	11,305	25,579
NON-CURRENT INCOME TAXES PAYABLE	7,914	—	—	—	7,914
OTHER POSTRETIREMENT BENEFIT PLAN LIABILITY	61,037	—	—	12,033	73,070
PENSION BENEFIT PLAN LIABILITY	35,915	—	—	(959)	34,956
OTHER LIABILITIES	4,108	6,542	2,814	(1,774)	11,690
LIABILITIES SUBJECT TO COMPROMISE	302,114	(290,976)	(11,138)	—	—
STOCKHOLDERS’ EQUITY (DEFICIENCY):
Common stock and Additional Paid-in-Capital	268,590	38,178	—	(267,734)	39,034
Treasury stock	(751)	—	—	751	—
Accumulated other comprehensive loss	(48,376)	—	—	48,376	—
Retained earnings (deficiency)	(481,260)	84,341	—	396,919	—
Total stockholders’ equity (deficiency)	(261,797)	122,519	—	178,312	39,034
TOTAL	$665,483	$41,686	$—	$198,077	$905,246

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

Inventory

We recorded inventories at their fair value of $59.7 million, which was an increase of $3.0 million.  Historically, our inventories were stated at the lower of cost or market on a first-in, first-out (“FIFO”) basis.  The fair value valuation was determined based on the estimated selling price less costs to sell for finished goods and work-in-process, which also considered costs to completion.  Raw material values were based on replacement cost.  The increase of fair value over our stated values was amortized during 2010 as a component of cost of goods sold.

   Supplies

At emergence the Successor Company adopted a supplies accounting policy that requires capitalization of critical supplies that are above a threshold limit with subsequent amortization over their useful lives.  Supplies purchased that are valued below the threshold limit will be immediately recognized as an expense in our consolidated statements of operations.  Approximately $16.4 million of supplies for our Predecessor Company were removed from other current assets and $2.6 million were added to other non-current assets, which represented the fair value of the supplies the met the requirements of the accounting policy.

Property, Plant and Equipment

We recorded property, plant and equipment which includes land, land improvements, buildings, machinery and equipment, and construction in progress at its fair value of $255.7 million.  Fair value was based on the highest and best use of specific properties.  Specific approaches by asset class are as follows:

•
Land and land improvement values were determined based on the sales comparison approach, which considers the value of the land parcels if vacant.  In the sales comparison approach, comparable land sales and listing in each property’s geographic area were obtained and compared to the property being valued, focusing most heavily on recent sales of similar size, location, and zoning.

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

Deferred Income Taxes

We recorded deferred income tax assets and liabilities of $2.5 million and $25.6 million, respectively, for temporary differences resulting from applying fresh-start reporting.

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

Pensions and Other Postretirement Benefit Plan Liabilities, current and non-current

We recorded pensions of $35.0 million and other postretirement benefit plan liabilities of $73.1 million, which includes the actuarial measurement of all of our benefit plans.  These liabilities increased by $11.1 million compared to the Predecessor’s valuations due to changes in the market value of our assets and liabilities, eliminating accumulated other comprehensive income, and revised discount rates, which declined between 75 and 100 basis points from the Predecessor’s valuations.

Stockholder’s Equity (Deficiency)

The changes to our Stockholder’s Equity (Deficiency) reflect our recapitalization using $563 million, which is the midpoint of the range of our enterprise valuations in our Plan of Reorganization and the application of fresh-start reporting.  Also included is the elimination of our Predecessor Common Stock, Treasury Stock, Accumulated Other Comprehensive Loss, and Accumulated Deficiency.

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

Supplies—For the Successor Company, critical supplies are recorded at cost and depreciated over their useful lives.  For supplies valued below the threshold, we immediately recognize as expense in our statements of operations.

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

Intangible Assets—Identifiable intangible assets consist of trade names, technology and customer relationships.  Indefinite lived intangibles assets (trade names) are not amortized.  The lives for the definite-lived intangibles assets are reviewed to ensure recoverability whenever events or changes in economic circumstances indicate the carrying amount of such assets may not be recoverable.  As a result of the fresh-start accounting analysis, our intangible assets were established at fair value on February 26, 2010.  See Note 4 for further discussion.

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

Income Taxes—Our income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s best assessment of estimated future taxes to be paid.  We are subject to income taxes in the United States and numerous foreign jurisdictions.  Significant judgments and estimates are required in determining the consolidated income tax expense.

Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense.  In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations.  In projecting future taxable income, we begin with historical results, adjusted for the results of discontinued operations and changes in accounting policies, and incorporate assumptions including the amount of future state, federal and foreign pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax-planning strategies.  These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses.  In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income (loss).

We have concluded that it is more likely than not that we will not realize the benefits of certain deferred tax assets, totaling $55.4 million, for which we have provided a valuation allowance. See Note 9 for a discussion of valuation allowances.

We record uncertain tax positions in accordance with ASC 740 on the basis of a two-step process whereby (1) we determine whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (2) those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is greater than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

Research and Development Costs—Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred and are reported as a component of operating expenses in the consolidated statements of operations. The amount expensed in the year ended December 31, 2011 totaled $4.8 million. For the period January 1, 2010 to February 26, 2010 and for the period February 26, 2010 to December 31, 2010 we expensed $0.7 million and $3.4 million, respectively. The amount expensed in the year ended December 31, 2009 totaled $4.3.

Foreign Currency—The assets and liabilities of Accuride Canada and AdM that are receivable or payable in cash are converted at current exchange rates, and inventories and other non-monetary assets and liabilities are converted at historical rates. Revenues and expenses are converted at average rates in effect for the period. The functional currencies of Accuride Canada and AdM have been determined to be the U.S. dollar. Accordingly, gains and losses resulting from conversion of such amounts, as well as gains and losses on foreign currency transactions, are included in operating results as “Other income (loss), net.” We had an aggregate foreign currency gain of $7.1 million for the year ended December 31, 2009. For the year ended December 31, 2011 and for the period February 26, 2010 to December 31, 2010 we had aggregate foreign currency losses of $0.1 million and $0.7 million, respectively.

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

Derivative Financial Instruments—We periodically use derivative instruments to manage exposure to foreign currency, commodity prices, and interest rate risks. We do not enter into derivative financial instruments for trading or speculative purposes. The derivative instruments used by us include interest rate, foreign exchange, and commodity price instruments. All derivative instruments are recognized on the consolidated balance sheet at their estimated fair value. As of December 31, 2011, there were no derivatives designated as hedges for financial reporting purposes.

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

Foreign Exchange Instruments—At December 31, 2011, the notional amount of open foreign exchange forward contracts was $1,160.  We had no outstanding instruments at December 31, 2010.

Commodity Price Instruments—We periodically use commodity price swap contracts to limit exposure to changes in certain raw material prices. Commodity price instruments, which do not meet the normal purchase exception, are not designated as hedges for financial reporting purposes and, accordingly, are carried in the financial statements at fair value, with realized and unrealized gains and losses reported in current period earnings as a component of “Cost of goods sold.” We had no commodity price instruments outstanding at December 31, 2011 and 2010.

The pre-tax realized and unrealized gains (losses) on our derivative financial instruments for the Successor Company for the year ended December 31, 2011, and the period from February 26, 2010 to December 31, 2010, and for the Predecessor Company for the period from January 1, 2010 to February 26, 2010, and for year ended December 31, 2009 recognized in our consolidated statements of operations are as follows:

	Interest Rate Instruments		Foreign Exchange Instruments
	Realized Loss	Unrealized Gain (Loss)	Realized Gain (Loss)	Unrealized Gain (Loss)
2009	$(4,968)	$4,217	$2,396	$(843)
2010 (Predecessor)	—	—	(50)	—
2010 (Successor)	—	—	(46)	—
2011	—	—	(26)	(17)

Reverse Stock Split —Effective November 18, 2010, Accuride Corporation implemented a one-for-ten reverse stock split of its Common Stock.  Unless otherwise indicated, all share amounts and per share data for the Successor Company have been adjusted to reflect this reverse stock split.

Earnings Per Share—Earnings per share are calculated as net income (loss) divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share are calculated by dividing net income (loss) by this weighted-average number of common shares outstanding plus Common Stock equivalents outstanding during the year. Employee stock options outstanding to acquire 1,566,428 shares in 2009, and warrants exercisable for 2,205,882, 2,205,882 and 239,003 shares outstanding in 2011, 2010 and 2009, respectively, were not included in the computation of diluted earnings per common share because the effect would be anti-dilutive.

	Successor		Predecessor
	Years Ended December 31,	Period from February 26 to December 31,	Period from January 1 to February 26,	Years Ended December 31,
	2011	2010	2010	2009
Numerator:
Net income (loss)	$(17,031)	$(126,532)	$50,802	$(140,112)

Denominator:
Basic weighted average shares outstanding	47,277	15,670	47,572	39,028
Effect of dilutive share-based awards	—	—	—	—
Dilutive weighted average shares outstanding	47,277	15,670	47,572	39,028

The following table summarizes the changes in the Successor’s number of common shares from the Effective date to the period ended December 31, 2010:

Period from February 26 to December 31,
2010
Number of common shares outstanding:
Shares outstanding at February 26, 2010	126,295,024
Adjustment for one-for-ten reverse stock split	(113,665,542)
Shares issued – conversion offer	34,600,145
Shares outstanding at December 31, 2010	47,229,627

Stock Based Compensation—As described in Note 10, we maintain stock-based compensation plans which allow for the issuance of incentive stock options, or ISOs, as defined in section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights (“SARs”), deferred stock, dividend equivalent rights, performance awards and stock payments (referred to collectively as Awards), to officers, our key employees, and to members of the Board of Directors. We recognize compensation expense under the modified prospective method as a component of operating expenses.

On November 9, 2011, our Board of Directors adopted a Rights Agreement pursuant to which one purchase right was distributed as a dividend on each share of our common stock held of record as of the close of business on November 23, 2011. Upon becoming exercisable, each right will entitle its holder to purchase from the Company one one-hundredth of a share of our Series A Junior Participating Preferred Stock for the purchase price of $30.00. Generally, the rights will become exercisable ten business days after the date on which any person or group becomes the beneficial owner of 15% or more of our common stock or has commenced a tender or exchange offer which, if consummated, would result in any person or group becoming the beneficial owner of 15% or more of our common stock, subject to the terms and conditions set forth in the rights agreement.  The rights are attached to the certificates representing outstanding shares of common stock until the rights become exercisable, at which point separate certificates will be distributed to the record holders of our common stock.  If a person or group becomes the beneficial owner of 15% or more of our common stock, which we refer to as an “acquiring person,” each right will entitle its holder, other than the acquiring person, to receive upon exercise a number of shares of our common stock having a market value of two times the purchase price of the right.

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

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210):  Disclosures about Offsetting Assets and Liabilities.  The amendments in this update require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  This update will enhance disclosures required by U.S. GAAP by requiring improved information about financial instruments and derivative instruments.  The requirements of this update are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.  Entities should provide the disclosures required retrospectively for all comparative periods presented.  We are currently evaluating the impact of adopting ASU 2011-11 on the consolidated financial statements.

Note 2 – Discontinued Operations

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

The following table presents sales and income from operations attributable to Fabco, Bostrom Seating and Brillion Farm.

	Successor		Predecessor
	Years Ended December 31,	Period from February 26 to December 31,	Period from January 1 to February 26,	Years Ended December 31,
	2011	2010	2010	2009

Net sales	$24,325	$77,622	$12,412	$55,444

Income (loss) from operations	3,692	10,842	1,116	(1,803)
Income tax provision (benefit)	(353)	3,798	397	8
Loss on sale	(6,726)	(92)	—	—
Discontinued operations	$(2,681)	$6,952	$719	$(1,811)

Note 3 - Inventories

Inventories at December 31, 2011 and 2010, on a FIFO basis, were as follows:

	December 31, 2011	December 31, 2010
Raw materials	$18,727	$15,447
Work in process	18,425	14,096
Finished manufactured goods	35,675	26,275
Total inventories	$72,827	$55,818

Due to adoption of fresh-start reporting, inventories increased $3.0 million to reflect the increase in fair value over our normal valuation of inventories, which are stated at the lower of cost or market.  The $3.0 million was amortized during 2010 as a component of cost of goods sold.

Note 4 - Goodwill and Other Intangible Assets

We recognized other intangible asset impairment charges of $2.8 million during 2009.  Such charges are non-cash and did not affect our liquidity, tangible equity or debt covenant ratios.

The annual impairment test as of November 30, 2011, passed, and we were not required to complete step two.  The following represents the carrying amount of goodwill, on a reportable segment basis, for the period February 26, 2010 to December 31, 2011:

	Wheels	Gunite	Brillion Iron Works	Fabco Automotive	Total
Balance as of February 26, 2010	$97,127	$62,839	$4,414	$13,192	$177,572
Balance as of December 31, 2010	$97,127	$62,839	$4,414	$13,192	$177,572
Additions	1,061	—	—	—	1,061
Matters related to fresh-start accounting	(1,905)	—	—	—	(1,905)
Sale of assets	—	—	—	(13,192)	(13,192)
Balance as of December 31, 2011	$96,283	$62,839	$4,414	$—	$163,536

The addition in Wheels segment goodwill was related to the Camden acquisition.  During 2011, we decreased goodwill by $1.9 million, reduced property, plant & equipment by $1.8 million and deferred tax liabilities by $3.7 million for the correction of an immaterial error related to fresh-start accounting.  We considered both the qualitative and quantitative effects of this error on the financial statements for the period ending December 31, 2011, as well as the qualitative and quantitative effects of including the error correction in previous periods and concluded that the effects on the financial statements are not material.

The changes in the carrying amount of other intangible assets for the year ended December 31, 2009, and for the period January 1, 2010 to February 26, 2010 by reportable segment for the Predecessor Company, are as follows:

	Gunite	Brillion Farm	Brillion Iron Works	Imperial Group	Bostrom Seating	Fabco Automotive	Corporate	Total
Balance as of January 1, 2009	$30,988	$3,949	$18,362	$26,060	$15,317	$2,246	$560	$97,482
Amortization	(1,596)	(288)	(934)	(1,154)	(668)	(95)	(187)	(4,922)
Impairment losses	—	—	(1,900)	(930)	(500)	—	—	(3,330)
Balance as of December 31, 2009	$29,392	$3,661	$15,528	$23,976	$14,149	$2,151	$373	$89,230
Amortization	(266)	(48)	(156)	(192)	(112)	(16)	(31)	(821)
Balance as of February 26, 2010	$29,126	$3,613	$15,372	$23,784	$14,037	$2,135	$342	$88,409

At February 26, 2010, the fair values for intangible assets for the Successor Company includes $40,400 of technology which will be amortized over 10 years, $149,900 of customer relationships which will be amortized over 20 years and $34,100 of trade names that are not subject to amortization.  None of these items are deductible for income tax purposes.

The changes in the carrying amount of other intangible assets for the period February 26, 2010 to December 31, 2011 by reportable segment for the Successor Company, are as follows:

	Wheels	Gunite	Brillion Farm	Brillion Iron Works	Bostrom Seating	Fabco Automotive	Corporate	Total
Balance as of February 26, 2010	$149,300	$43,000	$3,400	$3,300	$1,100	$24,300	$—	$224,400
Sale of assets	—	—	(3,288)	—	—	—	—	(3,288)
Amortization	(5,572)	(1,583)	(112)	(138)	(61)	(990)	—	(8,456)
Balance as of December 31, 2010	$143,728	$41,417	$—	$3,162	$1,039	$23,310	$—	$212,656
Additions	3,400	—	—	—	—	—	1,023	4,423
Sale of assets	—	—	—	—	(1,032)	(22,338)	—	(23,370)
Amortization	(8,553)	(2,449)	—	(165)	(7)	(972)	(214)	(12,360)
Balance as of December 31, 2011	$138,575	$38,968	$—	$2,997	$—	$—	$809	$181,349

The summary of goodwill and other intangible assets is as follows:

		As of December 31, 2011			As of December 31, 2010
	Weighted Average Useful Lives	Gross Amount	Accumulated Amortization	Carrying Amount	Gross Amount	Accumulated Amortization	Carrying Amount
Goodwill	—	$163,536	$—	$163,536	$177,572	$—	$177,572
Other intangible assets:
Non-compete agreements	2.0	$1,023	$214	$809	$—	$—	$—
Trade names	—	33,200	—	33,200	34,100	—	34,100
Technology	10.0	38,849	7,248	31,601	40,018	2,240	37,778
Customer relationships	19.9	129,093	13,354	115,739	146,994	6,216	140,778
		$202,165	$20,816	$181,349	$221,112	$8,456	$212,656

We estimate that aggregate intangible asset amortization expense for the Company will be approximately $10.8 million in 2012, approximately $10.6 million in 2013 and approximately $10.3 million in 2014 through 2016.

Note 5 - Property, Plant and Equipment

Property, plant and equipment at December 31, 2011 and 2010 consist of the following:

	2011	2010
Land and land improvements	$19,554	$18,967
Buildings	55,493	39,885
Machinery and equipment	263,187	215,537
Property, plant and equipment, gross	338,234	274,389
Less: accumulated depreciation	66,672	33,337
Property, plant and equipment, net	$271,562	$241,052

Depreciation expense for the periods February 26 to December 31, 2010 and January 1 to February 26, 2010 was $33.0 million and $6.4 million, respectively.  Depreciation expense for the years ended December 31, 2011 and 2009 was $38.4 million and $44.6 million, respectively.

Note 6 - Debt

As of December 31, 2011, total debt was $323.1 million consisting of $303.1 million of our outstanding 9.5% senior secured notes, net of discount and a $20.0 million draw on our ABL facility.  As of December 31, 2010, total debt consisted of $302.0 of our outstanding 9.5% senior secured notes, net of discount.

Our credit documents (the ABL facility and the indenture governing the senior secured notes) contain operating covenants that limit the discretion of management with respect to certain business matters.  These covenants place significant restrictions on, among other things, the ability to incur additional debt, to pay dividends, to create liens, to make certain payments and investments and to sell or otherwise dispose of assets and merge or consolidate with other entities.  In addition, the ABL facility contains a financial covenant which requires us to maintain a fixed charge coverage ratio during any compliance period, which is anytime when the excess availability is less than or equal to the greater of $10.0 million or 15 percent of the total commitment under the ABL facility.  Due to the amount of our excess availability (as calculated under the ABL facility), as of December 31, 2011, the Company is not currently in a compliance period and, we do not have to maintain a fixed charge coverage ratio, although this is subject to change.

Sun Capital Transaction

On February 4, 2009, we completed (1) an amendment (the “Sun Amendment”) to our prepetition credit facility and (2) a transaction (the “Sun Capital Transaction”) with Sun Accuride Debt Investments, LLC (together with its affiliates, “Sun Capital”), which at the time held approximately $70 million principal amount of the indebtedness outstanding under the prepetition credit facility (the “Last-Out Loans”). Under the terms of the Sun Amendment and the Sun Capital Transaction, Sun Capital agreed to make the Last-Out Loans last-out as to payment to the other loans outstanding under the prepetition senior credit facility.  This transaction resulted in recognition of a loss on extinguishment of debt of $5.4 million.

In connection with the modification of the Last-Out Loans and pursuant to a Last-Out Debt Agreement, dated February 4, 2009 (the “Last-Out Debt Agreement”), that we entered into with Sun Capital, we (1) issued a warrant (the “Sun Warrant”) to Sun Capital, which was exercisable for 25% of our fully-diluted prepetition common stock, (2) entered into a Registration Agreement with Sun Capital providing for the registration of the prepetition common stock owned by Sun Capital (including the prepetition common stock issuable upon exercise of the Sun Warrant) and (3) entered into a Consulting Agreement with Sun Capital pursuant to which Sun Capital would provide customary strategic, business and operational support to us.

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

On October 6, 2010, we announced that our Board of Directors approved a conversion offer for all of the outstanding convertible notes and a 1-for-10 reverse stock split of the Company’s Common Stock.  On October 22, 2010, the Company commenced the conversion offer and on November 4, 2010, we announced our intention to amend certain terms of the conversion offer. In the conversion offer, holders of the Company’s 7.5% senior convertible notes elected to convert their convertible notes into post-split shares of the Company’s Common Stock at an increased conversion rate of 238.2119 post-split shares per $1,000 principal amount of convertible notes. The conversion rate represented approximately 98 percent of the total number of shares into which the Company expected the convertible notes would be convertible on February 26, 2013, which was the final PIK interest payment date for the convertible notes. The conversion offer was not conditioned on completion of the reverse stock split.

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

•
Common Stock and Warrants — We issued the following equity securities: (i) 9,800,000 shares of Common Stock to holders of our prepetition senior subordinated notes, on a pro rata basis (ii) 2,500,000 shares of Common Stock to the parties backstopping the rights offering of convertible notes as payment of their backstop fee, (iii) 200,000 shares of Common Stock to holders of our prepetition Common Stock on a pro rata basis, (iv) Warrants to purchase

2,205,882 shares of Common Stock to holders of our prepetition Common Stock on a pro rata basis and (v) 129,488 shares of Common Stock, net of shares withheld for tax purposes, under our Key Executive Incentive Plan.  The Warrants were exercisable at an exercise price of $21.00 per share and expired on February 26, 2012 unexercised.

In accordance with applicable accounting guidance in ASC 815, the Warrants were recorded as a liability at fair value on the Effective Date.  Each period, the Warrants were recorded at fair value with the corresponding non-cash gain or loss recognized in our consolidated statements of operations as a component of other income (expense).

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

Note 7 – Supplemental Cash Flows Disclosure

During 2011, 2010, and 2009, we recorded non-cash pension liability adjustments, net of tax, of $25.9 million, $8.6 million, and $18.7 million, respectively, as a component of Other Comprehensive Income.

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

Obligations and Funded Status:

	Pension Benefits			Other Benefits
	Successor		Predecessor	Successor		Predecessor
	Year Ended December 31,	Period from February 26 to December 31,	Period from January 1 to February 26,	Year Ended December 31,	Period from February 26 to December 31,	Period from January 1 to February 26,
	2011	2010	2010	2011	2010	2010
Change in benefit obligation:
Benefit obligation—beginning of period	$221,851	$200,440	$196,313	$80,202	$76,842	$65,065
Service cost	1,571	1,125	264	452	362	60
Interest cost	12,266	9,910	1,956	4,401	3,771	636
Actuarial losses (gains)	15,908	15,270	4,228	(48)	1,579	11,800
Benefits paid	(14,662)	(10,926)	(2,228)	(4,307)	(3,658)	(803)
Foreign currency exchange rate changes	(2,687)	5,534	(93)	(490)	837	(15)
Plan amendment	—	498	—	—	—	—
Incurred retiree drug subsidy reimbursements	—	—	—	158	105	25
Plan participant’s contributions	—	—	—	508	364	74
Benefit obligation—end of period	234,247	221,851	200,440	80,876	80,202	76,842

Accumulated benefit obligation	$233,653	$221,260	$199,939	$—	$—	$—

Change in plan assets:
Fair value of assets—beginning of period	185,217	166,488	168,233	—	—	—
Actual return (loss) on plan assets	4	15,849	(143)	—	—	—
Employer contribution	15,387	8,366	727	3,799	3,295	729
Plan participant’s contribution	—	—	—	508	363	74
Benefits paid	(14,662)	(10,926)	(2,228)	(4,307)	(3,658)	(803)
Foreign currency exchange rate changes	(2,499)	5,440	(101)	—	—	—
Fair value of assets—end of period	183,447	185,217	166,488	—	—	—
Reconciliation of funded status:
Unfunded status	$(50,800)	$(36,634)	$(33,952)	$(80,876)	$(80,202)	$(76,842)
Amounts recognized in the consolidated balance sheets:
Prepaid benefit cost	$64	$560	$1,004	—	—	—
Accrued benefit liability	(50,863)	(37,194)	(34,956)	$(80,876)	$(80,202)	$(76,842)
Accumulated other comprehensive loss (income)	38,446	10,476	—	1,571	1,619	—
Net amount recognized	$(12,353)	$(26,158)	$(33,952)	$(79,305)	$(78,583)	$(76,842)
Amounts expected to be recognized in AOCI in the following fiscal year:
Amortization of net transition (asset)/obligation	$—			$—
Amortization of prior service (credit) cost	44			—
Amortization of net (gain)/loss	1,060			(36)
Total amortization	$1,104			$(36)

Components of Net Periodic Benefit Cost:

Pension Benefits	Successor		Predecessor
	Year Ended December 31,	Period from February 26 to December 31,	Period from January 1 to February 26,	Year Ended December 31,
	2011	2010	2010	2009
Service cost-benefits earned during the period	$1,571	$1,125	$264	$1,479
Interest cost on projected benefit obligation	12,266	9,910	1,956	11,566
Expected return on plan assets	(12,936)	(10,301)	(2,204)	(12,347)
Prior service cost (net)	44	—	51	335
Other amortization (net)	59	—	591	2,424
Net amount charged to income	$1,004	$734	$658	$3,457
Curtailment charge (gain) and special termination benefits	—	—	—	3,006
Total benefits cost charged to income	$1,004	$734	$658	$6,463

Recognized in other comprehensive income (loss):
Amortization of net transition (asset) obligation	$(59)	$—	$—
Prior service (credit) cost	—	498	—
Amortization of prior service (credit) cost	(44)	—	—
Change in net actuarial (gain) loss	28,073	9,978	—
Amount of net actuarial valuation (gain) loss	—	—	—
Total (gain) loss recognized in other comprehensive income	$27,970	$10,476	$—
Total (gain) loss recognized in total benefits charged to income and other comprehensive income	$28,974	$11,210	$658

Other Benefits	Successor		Predecessor
	Year Ended December 31,	Period from February 26 to December 31,	Period from January 1 to February 26,	Year Ended December 31,
	2011	2010	2010	2009
Service cost-benefits earned during the period	$452	$362	$60	$300
Interest cost on projected benefit obligation	4,401	3,771	636	3,662
Prior service cost (net)	—	—	(262)	(1,573)
Other amortization (net)	(103)	—	(1)	(503)
Net amount charged to income	$4,750	$4,133	$433	$1,886
Curtailment charge (gain) and special termination benefits	—	—	—	24
Total benefits cost charged to income	$4,750	$4,133	$433	$1,910

Recognized in other comprehensive income (loss):
Amortization of net transition (asset) obligation	$103	$—	$—
Prior service (credit) cost	—	—	—
Amortization of prior service (credit) cost	—	—	—
Change in net actuarial (gain) loss	(151)	1,619	—
Amount of net actuarial valuation (gain) loss	—	—	—
Total (gain) loss recognized in other comprehensive income	(48)	1,619	—
Total (gain) loss recognized in total benefits charged to income and other comprehensive income	$4,702	$5,752	$433

During 2009, we recorded pre-tax curtailment charge of $2.2 million as a result of a reduction of workforce in our London, Ontario facility.

Actuarial Assumptions:

Assumptions used to determine benefit obligations as of December 31 were as follows:

	Pension Benefits		Other Benefits
	2011	2010	2011	2010
Average discount rate	4.89%	5.45%	4.91%	5.47%
Rate of increase in future compensation levels	3.00%	3.00%	N/A	N/A

Assumptions used to determine net periodic benefit cost for the years ended December 31 were as follows:

	Pension Benefits		Other Benefits
	2011	2010	2011	2010
Average discount rate	5.45%	6.01%	5.48%	6.00%
Rate of increase in future compensation levels	3.00%	3.50%	N/A	N/A
Expected long-term rate of return on assets	6.96%	7.33%	N/A	N/A

The expected long-term rate of return on assets is determined primarily by looking at past performance. In addition, management considers the long-term performance characteristics of the asset mix.

Assumed health care cost trend rates at December 31 were as follows:

	2011	2010
Health care cost trend rate assumed for next year	8.34%	8.60%
Rate to which the cost trend rate is assumed to decline	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2019	2014

The health care cost trend rate assumption has a significant effect on the amounts reported. A one-percentage point change in assumed health care cost trend rates would have the following effects on 2011:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost	$898	$(634)
Effect on postretirement benefit obligation	$9,939	$(8,244)

Plan Assets:

Our pension plan weighted-average asset allocations by level within the fair value hierarchy at December 31, 2011, are presented in the table below. Our pension plan assets were accounted for at fair value and are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and their placement within the fair value hierarchy levels. For more information on a description of the fair value hierarchy, see Note 13.

	Level 1	Level 2	Level 3	Total	% of Total
Cash and cash equivalents	$6,486	$—	$—	$6,486	4%
Equity securities:
U.S. large-cap	16,945	—	—	16,945	9%
U.S. mid-cap	15,199	—	—	15,199	8%
U.S. small-cap	2,744	—	—	2,744	2%
U.S. indexed	14,391	—	—	14,391	8%
Canadian large-cap	20,419	—	—	20,419	11%
Canadian mid-cap	9,471	—	—	9,471	5%
Canadian small-cap	2,215	—	—	2,215	1%
Large growth	8,550	—	—	8,550	5%
Pooled equities	—	2,414	—	2,414	1%
International markets	9,246	12,859	—	22,105	12%
Fixed income securities:
Government bonds	20,928	—	—	20,928	11%
Corporate bonds	41,580	—	—	41,580	23%
Total assets at fair value	$168,174	$15,273	$—	$183,447	100%
% of fair value hierarchy	92%	8%	—%	100%

Our pension plan weighted-average asset allocations by level within the fair value hierarchy at December 31, 2010, are presented in the following table:

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

We believe that the Plans’ risk and liquidity posture are, in large part, a function of asset class mix. Our investment committee has reviewed the long-term performance characteristics of various asset classes, focusing on balancing the risks and rewards of market behavior. Based on this and the Plans’ time horizon, risk tolerances, performance expectations and asset class preferences, the following two strategic asset allocations were derived for our U.S. plans.

Asset allocation for our Accuride Retirement Plan and Erie Hourly Pension Plan:

	Lower Limit	Strategic Allocation	Upper Limit
Domestic Large Capitalization Equities:
Value	10%	11%	20%
Growth	10%	13%	20%
Index-Passive	15%	20%	25%
Domestic Small Cap Equities	2%	10%	10%
International Equities	5%	11%	15%
Fixed Income:
Intermediate	15%	35%	35%

Asset allocation for remainder of our U.S. plans:

	Lower Limit	Strategic Allocation	Upper Limit
Domestic Large Capitalization Equities:
Value	10%	10%	20%
Growth	10%	10%	20%
Index-Passive	15%	17%	25%
Domestic Mid Cap Equities	5%	10%	15%
International Equities	5%	13%	15%
Fixed Income:
Intermediate	15%	35%	35%
Money Market	1%	5%	10%

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

Cash Flows—We expect to contribute approximately $14.5 million to our pension plans and $4.3 million to our other postretirement benefit plans in 2012. Pension and postretirement benefits (which include expected future service) are expected to be paid out of the respective plans as follows:

	Pension Benefits	Other Benefits
2012	$13,074	$4,313
2013	$12,992	$4,557
2014	$13,224	$4,667
2015	$13,497	$4,733
2016	$13,702	$4,815
2017 – 2021 (in total)	$73,942	$25,005

Other Plans—We also provide a 401(k) savings plan and a retirement contribution plan for substantially all U.S. salaried employees. Select employees may also participate in the Accuride Executive Retirement Allowance Policy and a supplemental savings plan.  Expenses recognized in the full year 2011 and for the periods January 1 to February 26, February 26 to December 31, 2010 were $3.3 million, $0.3 million, and $1.6 million, respectively. No expenses were recognized in 2009.

Note 9 – Income Taxes

The components of earnings from continuing operations before income taxes, categorized based on the location of the taxing authorities, were as follows:

	Successor		Predecessor
	Years Ended December 31,	Period from February 26 to December 31,	Period from January 1 to February 26,	Years Ended December 31,
	2011	2010	2010	2009
United States	$(16,214)	$(140,719)	$49,214	$(145,192)
Foreign	9,625	5,028	(1,062)	9,267
Total	$(6,589)	$(135,691)	$48,152	$(135,925)

The income tax provisions (benefits) are as follows:

	Successor		Predecessor
	Years Ended December 31,	Period from February 26 to December 31,	Period from January 1 to February 26,	Years Ended December 31,
	2011	2010	2010	2009
Current:
Federal	$215	$(600)	$—	$(801)
State	(9)	292	—	(82)
Foreign	2,907	626	—	951
	3,113	318	—	68
Deferred:
Federal	(5,035)	(5,701)	(12,233)	(43,736)
State	(5,878)	(2,700)	(2,084)	(8,650)
Foreign	(195)	430	—	601
Valuation allowance	15,756	5,446	12,386	54,093
	4,648	(2,525)	(1,931)	2,308
Total provision (benefit)	$7,761	$(2,207)	$(1,931)	$2,376

A reconciliation of the U.S. statutory tax rate to our effective tax rate (benefit) is as follows:

	Successor		Predecessor
	Years Ended December 31,	Period from February 26 to December 31,	Period from January 1 to February 26,	Years Ended December 31,
	2011	2010	2010	2009
Statutory tax rate	(35.0)%	(35.0)%	35.0%	(35.0)%
State and local income taxes	(89.3)	(2.0)	(4.3)	(6.3)
Incremental foreign tax (benefit)	(10.6)	(0.6)	0.8	(1.2)
Change in valuation allowance	239.1	4.1	25.3	38.8
Foreign subsidiary dividend and undistributed earnings	—	—	—	1.4
Change in liability for unrecognized tax benefits	14.3	(0.4)	—	—
Reorganization costs	—	28.3	(61.9)	3.1
Inducement expense	—	21.1	—	—
Mark to market valuation of convertible debt	—	(19.5)	—	—
Other items—net	(0.7)	2.4	1.1	0.9
Effective tax rate	117.8%	(1.6)%	(4.0)%	1.7%

Deferred income tax assets and liabilities comprised the following at December 31:

	2011	2010
Deferred tax assets:
Postretirement and postemployment benefits	$27,138	$27,961
Accrued liabilities, reserves and other	3,241	5,872
Debt transaction and refinancing costs	1,985	2,631
Inventories	1,531	1,956
Accrued compensation and benefits	4,854	4,929
Worker’s compensation	1,923	2,715
Pension benefit	21,361	14,878
State income taxes	1,442	1,440
Tax credits	1,335	—
Indirect effect of unrecognized tax benefits	1,333	2,058
Loss carryforwards	63,364	49,753
Unrealized foreign exchange gain	—	—
Valuation allowance	(55,355)	(33,125)
Total deferred tax assets	74,152	81,068
Deferred tax liabilities:
Asset basis and depreciation	(21,041)	(20,472)
Unrealized foreign exchange gain	—	—
Intangible assets	(66,437)	(80,472)
Total deferred tax liabilities	(87,478)	(100,944)
Net deferred tax liability	(13,326)	(19,876)
Current deferred tax asset	7,675	13,061
Long-term deferred income tax asset (liability)—net	$(21,001)	$(32,937)

The Company has recorded a deferred tax asset reflecting a benefit of $137.1 million of federal loss carryforwards and $301.1 million of state loss carryforwards as of December 31, 2011.  As a result of the reorganization transaction the company underwent an ownership change that subjects these losses to limitations pursuant to IRS Code Section 382.  As a result of this limitation, a portion of the carryforwards may expire before being applied to reduce future income tax liabilities.  These deferred tax assets will expire beginning 2012 through 2031. In the current year, we have recorded deferred tax assets for additional state tax credits incurred through 2011, which will expire beginning 2016 through 2024.  We have also recorded deferred tax assets for federal tax credits incurred through 2011, which will expire beginning 2030. At December 31, 2010 the Company made the decision to amend prior years’ federal income tax returns to deduct foreign taxes in lieu of utilizing our foreign tax credit thus resulting in an increase in our net operating loss carryforward.  Realization of deferred tax assets is dependent upon taxable income within the carryforward periods available under the applicable tax laws. Although realization of deferred tax assets in excess of deferred tax liabilities is not certain, management has concluded that it is more likely than not the Company will realize the full benefit of deferred tax assets in foreign jurisdictions.  However, during 2010 and 2011, management has concluded that it is more likely than not that we will not realize the full benefit of our U.S. federal and state deferred tax assets due to three cumulative years of net losses and changes of management’s estimate of future earnings, and recorded a valuation allowance against the amounts that are not likely to be recognized as of 2010 and 2011.  For the period ended December 31, 2011, the valuation allowance increased by $22.2 million, of which $15.8 million is attributable to continuing operations and $6.4 million is attributable to OCI.  For the period ended December 31, 2010, the valuation allowance increased by $6.2 million, of which $5.4 million was attributable to continuing operations and $0.8 million was attributable to OCI.

No provision has been made for U.S. income taxes related to undistributed earnings of our Canadian foreign subsidiary that we intend to permanently reinvest in order to finance capital improvements and/or expand operations either through the expansion of the current operations or the purchase of new operations. At December 31, 2011, Accuride Canada had $9.4 million of cumulative retained earnings. The Company distributes earnings for the Mexican foreign subsidiary and expects to distribute earnings annually.  Therefore, deferred tax liabilities in the amounts of $1.0 million and $1.9 million for 2010 and 2011, respectively, have been established for the undistributed earnings of our Mexican foreign subsidiary.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits are as follows:

	Successor		Predecessor
	Years Ended December 31,	Period from February 26 to December 31,	Period from January 1 to February 26,	Years Ended December 31,
	2011	2010	2010	2009
Balance at beginning of the period	$6,184	$7,060	$7,060	$5,782
Additions based on tax positions related to the current year	161	489	—	—
Additions for tax positions of prior years	818	93	—	2,126
Reductions for tax positions of prior years	—	—	—	(338)
Removal of penalties and interest	—	—	—	—
Reductions due to lapse of statute of limitations	(130)	(1,458)	—	(510)
Settlements with taxing authorities	—	—	—	—
Balance at end of period	$7,033	$6,184	$7,060	$7,060

 The total amount of unrecognized tax benefits that would, if recognized, impact the effective income tax rate was approximately $5.8 million as of December 31, 2011.  Also included in the balance of unrecognized tax benefits is $0.2 million of tax benefits that, if recognized, would affect other tax accounts.

We also recognize accrued interest expense and penalties related to the unrecognized tax benefits as additional tax expense, which is consistent with prior periods. The total amount of accrued interest and penalties was $3.1 million and $1.4 million respectively, as of December 31, 2011.  An increase in interest of $0.3 million was recognized in 2011. The total amount of accrued interest and penalties was approximately $2.8 million and $1.5 million, respectively, as of December 31, 2010.

As of December 31, 2011, we were open to examination in the U.S. federal tax jurisdiction for the 2008-2010 tax years, in Canada for the years of 2003-2010, and in Mexico for the years of 2005-2010.  We were also open to examination in various state and local jurisdictions for the 2007-2010 tax years, none of which were individually material. We believe that our accrual for tax liabilities is adequate for all open audit years. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events.

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

Note 10 – Stock-Based Compensation Plans

Predecessor Company

2005 Incentive Plan—In connection with the initial public offering in April 2005, we adopted the Accuride Corporation 2005 Incentive Award Plan (the “2005 Incentive Plan”). As of the Effective Date, pursuant to our Plan of Reorganization, the 2005 Incentive Plan was cancelled.

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

In determining the estimated fair value of our share-based awards as of the grant date, we used the Black-Scholes option-pricing model with the assumptions illustrated in the table below:

For the Year Ended December 31,
2009
Expected Dividend Yield	0.0%
Expected Volatility in Stock Price	108.2%
Risk-Free Interest Rate	2.5%
Expected Life of Stock Awards	6.0 years
Weighted-Average Fair Value at Grant Date	$0.35

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

As of December 31, 2011, there was approximately $2.5 million of unrecognized pre-tax compensation expense related to share-based awards not yet vested that will be recognized over a weighted-average period of 1.6 years.

The table below summarizes Restricted Stock activity during the year ended December 31, 2011:

	Number of RSUs	Weighted Average Grant-date Fair Value	Weighted Average Remaining Vesting Period
RSUs unvested at December 31, 2010	232,367	$13.38
Granted	400,656	13.82
Vested	(82,675)	13.32
Forfeited	(115,915)	13.70
RSUs unvested at December 31, 2011	434,433	$13.71	1.6 years
RSUs expected to vest	375,344	$13.70	1.6 years

Compensation expense for share-based compensation programs was recognized as a component of operating expenses as follows:

	Successor		Predecessor
	Years Ended December 31,	Period from February 26 to December 31,	Period from January 1 to February 26,	Years Ended December 31,
(In thousands)	2011	2010	2010	2009
Share-based compensation expense recognized	$2,397	$1,101	$—	$333

In August 2010, we adopted the Accuride Corporation 2010 Incentive Award Plan (the “2010 Incentive Plan”) and reserved 1,260,000 shares of Common Stock for issuance under the plan, plus such additional shares of Common Stock that the plan administrator deemed necessary to prevent unnecessary dilution upon issuance of shares pursuant to terms of our convertible notes due 2020, up to a maximum number shares of Common Stock such that the total number of shares available for issuance under the 2010 Incentive Plan would not exceed ten percent (10%) of the fully diluted shares outstanding from time to time calculated by adding the total shares issued and outstanding at any given time plus the number of shares issued upon conversion of any of the convertible notes at the time of such conversion.  During 2010, we effectively converted all outstanding convertible notes to equity, and we subsequently amended the 2010 Incentive Plan to reserve 3,500,000 shares of Common Stock, for issuance under the 2010 Incentive Plan.

Note 11 – Commitments

We lease certain plant, office space, and equipment for varying periods. Management expects that in the normal course of business, expiring leases will be renewed or replaced by other leases. Purchase commitments related to fixed assets at December 31, 2011 and 2010 totaled $19.9 million and $0.8 million, respectively. Rent expense for the year ended December 31, 2011, for the period January 1, 2010 to February 26, 2010, for the period February 26, 2010 to December 31, 2010, and for the year ended December 31, 2009 was $4.5 million, $1.3 million, $6.7 million and $9.6 million, respectively. Future minimum lease payments for all non-cancelable operating leases having a remaining term in excess of one year at December 31, 2011, are as follows:

2012	$3,534
2013	2,983
2014	2,713
2015	1,726
2016	1,203
Thereafter	2,771
Total	$14,930

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

	Successor		Predecessor
	Year Ended December 31,	Period from February 26 to December 31,	Period from January 1 to February 26,	Year Ended December 31,
	2011	2010	2010	2009
Net sales:
Wheels	$406,587	$247,673	$38,379	$238,745
Gunite	251,113	175,352	29,804	153,713
Brillion Iron Works	146,837	90,492	11,442	49,829
Imperial Group	131,558	68,790	12,022	72,462
Consolidated total	$936,095	$582,307	$91,647	$514,749

Operating income (loss):
Wheels	$57,864	$23,577	$2,663	$14,888
Gunite	(1,785)	2,623	277	(10,052)
Brillion Iron Works	2,301	(1,171)	(986)	(13,984)
Imperial Group	3,141	(579)	(1,011)	(9,235)
Corporate / Other	(37,609)	(38,149)	(5,172)	(44,909)
Consolidated total	$23,912	$(13,699)	$(4,229)	$(63,292)

Current and prior period operating results from Bostrom Seating, Fabco Automotive, and Brillion Farm were reclassified to discontinued operations during the twelve months ended December 31, 2011.  Excluded from net sales above, are inter-segment sales from Brillion Iron Works to Gunite, as shown in the table below:

	Successor		Predecessor
	Years Ended December 31,	Period from February 26 to December 31,	Period from January 1 to February 26,	Years Ended December 31,
(In thousands)	2011	2010	2010	2009
Inter-segment sales	$33,425	$21,608	$2,942	$15,443

Included in operating income (loss) are other intangible asset impairments of $2.8 million in our Brillion Iron Works and Imperial Group reportable segment in 2009.

	As of
	December 31, 2011	December 31, 2010
Total assets:
Wheels	$509,829	$482,175
Gunite	188,053	157,233
Brillion Iron Works	63,216	53,914
Bostrom Seating	—	13,985
Imperial Group	43,581	29,793
Fabco Automotive	—	44,881
Brillion Farm	—	3,625
Corporate / Other	64,183	88,444
Consolidated total	$868,862	$874,050
Geographic Information—Our operations in the United States, Canada, and Mexico are summarized below:

Successor: For Year Ended Dec. 31, 2011	United States	Canada	Mexico	Eliminations	Combined
Net sales:
Sales to unaffiliated customers—domestic	$777,830	$1,948	$20,164	$—	$799,942
Sales to unaffiliated customers—export	135,108	—	1,045	—	136,153
Total	$912,938	$1,948	$21,209	$—	$936,095
Long-lived assets	$930,154	$37,119	$10,062	$(348,622)	$628,713

Successor: Period from February 26 to December 31, 2010	United States	Canada	Mexico	Eliminations	Combined
Net sales:
Sales to unaffiliated customers—domestic	$472,999	$3,016	$32,493	$—	$508,508
Sales to unaffiliated customers—export	54,790	—	19,009	—	73,799
Total	$527,789	$3,016	$51,502	$—	$582,307
Long-lived assets	$908,043	$42,856	$22,155	$(327,508)	$645,546

Predecessor: Period from January 1 to February 26, 2010	United States	Canada	Mexico	Eliminations	Combined
Net sales:
Sales to unaffiliated customers—domestic	$73,913	$376	$5,237	$—	$79,526
Sales to unaffiliated customers—export	8,191	—	3,930	—	12,121
Total	$82,104	$376	$9,167	$—	$91,647

Predecessor: For Year Ended Dec. 31, 2009	United States	Canada	Mexico	Eliminations	Combined
Net sales:
Sales to unaffiliated customers—domestic	$417,161	$3,621	$24,995	$—	$445,777
Sales to unaffiliated customers—export	42,112	—	26,860	—	68,972
Total	$459,273	$3,621	$51,855	$—	$514,749
Long-lived assets	$541,984	$48,831	$7,749	$(126,031)	$472,533

The information for each of our geographic regions included sales to each of the three major customers in 2011 that each exceed 10% of total net sales. Sales to those customers are as follows:

Successor:	Year Ended		Period from February 26 to December 31,
	2011		2010
	Amount	% of Sales	Amount	% of Sales
Customer one	$165,351	17.7%	$104,732	18.0%
Customer two	155,256	16.6%	86,838	14.9%
Customer three	107,229	11.4%	67,792	11.6%
	$427,836	45.7%	$259,362	44.5%

Predecessor:	Period from January 1 to February 26,		Years Ended
	2010		2009
	Amount	% of Sales	Amount	% of Sales
Customer one	$20,248	22.1%	$103,334	20.1%
Customer two	14,996	16.4%	85,580	16.6%
Customer three	10,267	11.2%	65,695	12.8%
	$45,511	49.7%	$254,609	49.5%

Sales by product grouping are as follows:

Successor:	Year Ended		Period from February 26 to December 31,
	2011		2010
	Amount	% of Sales	Amount	% of Sales
Wheels	$406,587	43.4%	$247,673	42.5%
Wheel-end components and assemblies	251,113	26.8%	175,352	30.1%
Truck body and chassis parts	131,558	14.1%	68,790	11.8%
Ductile and gray iron castings	146,837	15.7%	90,492	15.6%
	$936,095	100%	$582,307	100%

Predecessor:	Period from January 1 to February 26,		Year Ended
	2010		2009
	Amount	% of Sales	Amount	% of Sales
Wheels	$38,379	41.9%	$238,745	46.4%
Wheel-end components and assemblies	29,804	32.5%	153,713	29.8%
Truck body and chassis parts	12,022	13.1%	72,462	14.1%
Ductile and gray iron castings	11,442	12.5%	49,829	9.7%
	$91,647	100%	$514,749	100.0%

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

The carrying amounts of cash and cash equivalents, trade receivables, and accounts payable approximate fair value because of the relatively short maturity of these instruments.  The fair value of debt at December 31, 2011 and 2010 was $320.5 million and $335.6 million, respectively.  The carrying amounts and related estimated fair values for our remaining financial instruments as of December 31, 2011 and 2010 are as follows:

Fair Value
As of December 31, 2011	Carrying Amount	Level 1	Level 2	Level 3
Liabilities
Postpetition common stock warrants	$—	$—

		Fair Value
As of December 31, 2010	Carrying Amount	Level 1	Level 2	Level 3
Liabilities
Postpetition common stock warrants	$3,971	$3,971

At December 31, 2010, our warrants were included as a component of other non current liabilities, respectively.

Fair values relating to derivative financial instruments reflect the estimated amounts that we would receive or pay to terminate the contracts at the reporting date based on quoted market prices of comparable contracts as of the balance sheet date.

The following table summarizes changes in fair value of our Level 3 assets and (liabilities) for the periods ended January 1, 2010 to February 26, 2010 and February 26, 2010 to December 31, 2010. There were no Level 3 assets or liabilities for the period ending December 31, 2011:

	Marketable Securities	Prepetition Common Stock Warrants	Postpetition Common Stock Warrants	Conversion Option within our Convertible Notes
Balance at January 1, 2010	$—	$(76)	—	—
Net settlements	—	76	—	—
Issuance of securities	—	—	$6,618	$170,989
Balance at February 26, 2010	$—	$—	$6,618	$170,989
Transfer out of level 3 hierarchy	—	—	(6,618)	—
Gain	—	—	—	(75,574)
Net settlements upon conversion	—	—	—	(95,415)
Balance at December 31, 2010	$—	$—	$—	$—

Note 14 – Quarterly Data (unaudited)

The following table sets forth certain quarterly income statement information for the year ended December 31, 2011 and for the period February 26, 2010 to December 31, 2010, the period January 1, 2010 to February 26, 2010:

Successor:	2011
	Q1	Q2	Q3	Q4	Total
	(Dollars in thousands, except per share data)
Net sales	$210,895	$241,872	$240,829	$242,499	$936,095
Cost of goods sold	193,605	219,428	221,591	220,660	855,284
Gross profit	17,290	22,444	19,238	21,839	80,811
Operating expenses	15,849	13,984	14,747	12,319	56,899
Income from operations	1,441	8,460	4,491	9,520	23,912
Interest expense, net	(8,340)	(8,400)	(8,824)	(8,533)	(34,097)
Other income, net	2,163	233	809	391	3,596
Income tax provision (benefit)	499	(107)	10,032	(2,663)	7,761
Income (loss) from continuing operations	(5,235)	400	(13,556)	4,041	(14,350)
Discontinued operations, net of tax	74	877	(3,664)	32	(2,681)
Net income (loss)	(5,161)	1,277	(17,220)	4,073	(17,031)
Basic income (loss) per share
Continuing operations	$(0.11)	$0.01	$(0.28)	$0.09	$(0.30)
Discontinued operations	0.00	0.02	(0.08)	0.00	(0.06)
Total	$(0.11)	$0.03	$(0.36)	$0.09	$(0.36)
Diluted income (loss) per share
Continuing operations	$(0.11)	$0.01	$(0.28)	$0.09	$(0.30)
Discontinued operations	0.00	0.02	(0.08)	0.00	(0.06)
Total	$(0.11)	$0.03	$(0.36)	$0.09	$(0.36)

Successor:	2010
	Period from February 26 to March 31	Q2	Q3	Q4	Total
	(Dollars in thousands, except per share data)
Net sales	$56,874	$171,618	$178,095	$175,720	$582,307
Cost of goods sold	52,714	161,277	163,657	164,211	541,859
Gross profit	4,160	10,341	14,438	11,509	40,448
Operating expenses	3,640	18,274	12,958	19,275	54,147
Income (loss) from operations	520	(7,933)	1,480	(7,766)	(13,699)
Interest expense, net	(3,493)	(10,237)	(10,722)	(8,998)	(33,450)
Gain (loss) on mark to market valuation of convertible debt	(50,601)	19,397	36,827	69,951	75,574
Inducement expense	—	—	—	(166,691)	(166,691)
Other income (loss), net	(326)	2,267	2,647	(2,013)	2,575
Income tax provision (benefit)	(429)	(751)	2,569	(3,596)	(2,207)
Income (loss) from continuing operations	(53,471)	4,245	27,663	(111,921)	(133,484)
Discontinued operations, net of tax	443	2,265	3,188	1,056	6,952
Net income (loss)	(53,028)	6,510	30,851	(110,865)	(126,532)
Basic income (loss) per share
Continuing operations	$(4.23)	$0.14	$0.88	$(4.51)	$(8.52)
Discontinued operations	0.03	0.07	0.10	0.04	0.45
Total	$(4.20)	$0.21	$0.98	$(4.47)	$(8.07)
Diluted loss per share
Continuing operations	$(4.23)	$(0.39)	$(0.18)	$(4.51)	$(8.52)
Discontinued operations	0.03	0.07	0.10	0.04	0.45
Total	$(4.20)	$(0.32)	$(0.08)	$(4.47)	$(8.07)

Predecessor:

(Dollars in thousands, except per share data)	Period from January 1 to February 26, 2010
Net sales	$91,647
Cost of goods sold	89,397
Gross profit	2,250
Operating expenses	6,479
Loss from operations	(4,229)
Interest expense, net	(7,496)
Other income, net	566
Reorganization income	59,311
Income tax benefit	(1,931)
Income from continuing operations	50,083
Discontinued operations, net of tax	719
Net income	50,802
Basic income per share
Continuing operations	$1.05
Discontinued operations	0.02
Total	$1.07
Diluted income per share
Continuing operations	$1.05
Discontinued operations	0.02
Total	$1.07

Note 15 – Valuation and Qualifying Accounts

The following table summarizes the changes in our valuation and qualifying accounts:

	Balance at Beginning of Year	Charges (credits) to Cost and Expenses	Recoveries	Write-Offs	Balance at end of Year
Reserves in accounts receivable:
December 31, 2009	1,743	2,152	(106)	(1,460)	2,329
December 31, 2010	2,329	(72)	(36)	(581)	1,640
December 31, 2011	1,640	618	22	(1,604)	676

Note 16 - Contingencies

We are from time to time involved in various legal proceedings of a character normally incidental to our business. We do not believe that the outcome of these proceedings will have a material adverse effect on our consolidated financial condition or results of our operations and cash flows.

In addition to environmental laws that regulate our ongoing operations, we are also subject to environmental remediation liability. Under the federal Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) and analogous state laws, we may be liable as a result of the release or threatened release of hazardous materials into the environment regardless of when the release occurred. We are currently involved in several matters relating to the investigation and/or remediation of locations where we have arranged for the disposal of foundry wastes. Such matters include situations in which we have been named or are believed to be potentially responsible parties in connection with the contamination of these sites. Additionally, environmental remediation may be required to address soil and groundwater contamination identified at certain of our facilities.

As of December 31, 2011, we had an environmental reserve of approximately $1.5 million, related primarily to our foundry operations. This reserve is based on management’s review of potential liabilities as well as cost estimates related thereto. The reserve takes into account the benefit of a contractual indemnity given to us by a prior owner of our wheel-end subsidiary. The failure of the indemnitor to fulfill its obligations could result in future costs that may be material. Any expenditures required for us to comply with applicable environmental laws and/or pay for any remediation efforts will not be reduced or otherwise affected by the existence of the environmental reserve. Our environmental reserve may not be adequate to cover our future costs related to the sites associated with the environmental reserve, and any additional costs may have a material adverse effect on our business, results of operations or financial condition. The discovery of additional environmental issues, the modification of existing laws or regulations or the promulgation of new ones, more vigorous enforcement by regulators, the imposition of joint and several liability under CERCLA or analogous state laws, or other unanticipated events could also result in a material adverse effect.

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

As of December 31, 2011, we had approximately 3,280 employees, of which 629 were salaried employees with the remainder paid hourly. Unions represent approximately 1,896 of our employees, which is approximately 58% of our total employees. Each of our unionized facilities has a separate contract with the union that represents the workers employed at such facility. The union contracts expire at various times over the next few years with the exception of our union contract that covers the hourly employees at our Monterrey, Mexico, facility, which expires on an annual basis in January unless otherwise renewed. In 2011, we successfully completed negotiations at our Monterrey and Brillion Iron Works facilities and extended the labor contract at our Elkhart, Indiana facility through April 2013. The 2012 negotiations in Monterrey were successfully completed prior to the expiration of our union contract.  In 2012, we extended the labor contract at our London, Ontario facility through March 15, 2013.

Note 17 – Product Warranties

The Company provides product warranties in conjunction with certain product sales. Generally, sales are accompanied by a 1- to 5-year standard warranty. These warranties cover factors such as non-conformance to specifications and defects in material and workmanship.

Estimated standard warranty costs are recorded in the period in which the related product sales occur. The warranty liability recorded at each balance sheet date in other current liabilities reflects the estimated number of months of warranty coverage outstanding for products delivered times the average of historical monthly warranty payments, as well as additional amounts for certain major warranty issues that exceed a normal claims level. We have an ongoing product recall campaign related to automatic slack adjusters manufactured by our Gunite business unit, and recognized a charge of $2.3 million and $0.7 million in 2010 and 2011, respectively, as a component of operating expenses.  During 2011, our Gunite business unit experienced a brake drum quality issue and we recognized charges of $2.5 million as a component of operating expenses to contain the issue and protect our customers.

The following table summarizes product warranty activity recorded for year ended December 31, 2011, for the period February 26, 2010 to December 31, 2010, for the period January 1, 2010 to February 26, 2010 and for the year ended December 31, 2009:

	Successor		Predecessor
	Year Ended December 31,	Period from February 26 to December 31,	Period from January 1 to February 26,	Year Ended December 31,
	2011	2010	2010	2009
Balance—beginning of period	$3,701	$1,035	$1,054	$998
Provision for new warranties	4,047	3,400	90	265
Payments	(5,752)	(471)	(109)	(209)
Sale of certain assets and liabilities	(1,199)	(263)	—	—
Balance—end of period	$797	$3,701	$1,035	$1,054

Note 18—Guarantor and Non-guarantor Financial Statements

Our senior secured notes are, jointly and severally, fully and unconditionally guaranteed, on a senior basis, by all of our existing and future 100% owned domestic subsidiaries (“Guarantor Subsidiaries”). The non-guarantor subsidiaries are our foreign subsidiaries and discontinued operations.  The following condensed financial information illustrates the composition of the combined Guarantor Subsidiaries:

CONDENSED CONSOLIDATING BALANCE SHEETS

	Successor December 31, 2011
(in thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
ASSETS
Cash and cash equivalents	$51,578	$(2,770)	$8,107	—	$56,915
Accounts and other receivables, net	36,736	100,097	12,099	$(50,857)	98,075
Inventories	26,655	39,555	6,617	—	72,827
Other current assets	4,441	5,771	2,120	—	12,332
Total current assets	119,410	142,653	28,943	(50,857)	240,149
Property, plant, and equipment, net	73,765	150,900	46,897	—	271,562
Goodwill	96,283	67,253	—	—	163,536
Intangible assets, net	139,384	41,965	—	—	181,349
Investments in and advances to subsidiaries and affiliates	281,552	—	—	(281,552)	—
Other non-current assets	9,880	8,883	1,649	(8,146)	12,266
TOTAL	$720,274	$411,654	$77,489	$(340,555)	$868,862
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$17,615	$52,938	$9,708	—	$80,261
Accrued payroll and compensation	3,079	9,167	4,220	—	16,466
Accrued interest payable	12,503	—	—	—	12,503
Accrued and other liabilities	52,932	13,542	3,642	$(50,857)	19,259
Total current liabilities	86,129	75,647	17,570	(50,857)	128,489
Long term debt	323,082	—	—	—	323,082
Deferred and non-current income taxes	37,045	—	—	(8,146)	28,899
Other non-current liabilities	16,635	91,447	22,927	—	131,009
Stockholders’ equity	257,383	244,560	36,992	(281,552)	257,383
TOTAL	$720,274	$411,654	$77,489	$(340,555)	$868,862

	Successor December 31, 2010
(in thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
ASSETS
Cash and cash equivalents	$75,114	$(2,000)	$5,352	—	$78,466
Accounts and other receivables, net	25,382	104,985	39,886	$(94,551)	75,702
Inventories	18,791	26,521	10,506	—	55,818
Other current assets	3,546	7,035	7,937	—	18,518
Total current assets	122,833	136,541	63,681	(94,551)	228,504
Property, plant, and equipment, net	45,909	121,990	73,153	—	241,052
Goodwill	97,127	67,253	13,192	—	177,572
Intangible assets, net	143,728	44,579	24,349	—	212,656
Investments in and advances to subsidiaries and affiliates	349,793	—	—	(349,793)	—
Other non-current assets	10,977	7,379	1,647	(5,737)	14,266
TOTAL	$770,367	$377,742	$176,022	$(450,081)	$874,050
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$9,562	$34,494	$11,268	—	$55,324
Accrued payroll and compensation	3,683	6,841	6,796	—	17,320
Accrued interest payable	12,682	—	—	—	12,682
Accrued and other liabilities	97,369	17,373	7,003	$(94,551)	27,194
Total current liabilities	123,296	58,708	25,067	(94,551)	112,520
Long term debt	302,031	—	—	—	302,031
Deferred and non-current income taxes	26,664	—	19,693	(5,737)	40,620
Other non-current liabilities	20,277	80,093	20,410	—	120,780
Stockholders’ equity	298,099	238,941	110,852	(349,793)	298,099
TOTAL	$770,367	$377,742	$176,022	$(450,081)	$874,050

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Successor Year ended December 31, 2011
(in thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$432,994	$520,139	$147,236	$(164,274)	$936,095
Cost of goods sold	374,807	506,611	138,140	(164,274)	855,284
Gross profit	58,187	13,528	9,096	—	80,811
Operating expenses	46,748	9,811	340	—	56,899
Income from operations	11,439	3,717	8,756	—	23,912
Other income (expense):
Interest expense, net	(33,475)	(1,718)	1,096	—	(34,097)
Equity in earnings of subsidiaries	(27,734)	—	—	27,734	—
Other income (expense), net	37,788	3,267	(37,459)	—	3,596
Income (loss) before income taxes from continuing operations	(11,982)	5,266	(27,607)	27,734	(6,589)
Income tax provision	5,049	—	2,712	—	7,761
Income (loss) from continuing operations	(17,031)	5,266	(30,319)	27,734	(14,350)
Discontinued operations, net of tax	—	—	(2,681)	—	(2,681)
Net income (loss)	$(17,031)	$5,266	$(33,000)	$27,734	$(17,031)

	Successor Period from February 26 to December 31, 2010
(in thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$292,041	$297,343	$96,808	$(103,885)	$582,307
Cost of goods sold	275,553	280,005	90,186	(103,885)	541,859
Gross profit	16,488	17,338	6,622	—	40,448
Operating expenses	46,909	7,005	233	—	54,147
Income (loss) from operations	(30,421)	10,333	6,389	—	(13,699)
Other income expense:
Interest expense, net	(33,030)	2,412	(2,832)	—	(33,450)
Equity in earnings of subsidiaries	21,581	—	—	(21,581)	—
Other income (expense), net	(87,925)	516	(1,133)	—	(88,542)
Income (loss) before income taxes from continuing operations	(129,795)	13,261	2,424	(21,581)	(135,691)
Income tax provision (benefit)	(3,263)	—	1,056	—	(2,207)
Income (loss) from continuing operations	(126,532)	13,261	1,368	(21,581)	(133,484)
Discontinued operations, net of tax	—	—	6,952	—	6,952
Net income (loss)	$(126,532)	$13,261	$8,320	$(21,581)	$(126,532)

	Predecessor Period from January 1 to February 26, 2010
(in thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$47,044	$45,412	$14,011	$(14,820)	$91,647
Cost of goods sold	44,827	45,072	14,318	(14,820)	89,397
Gross profit (loss)	2,217	340	(307)	—	2,250
Operating expenses	5,327	1,121	31	—	6,479
Loss from operations	(3,110)	(781)	(338)	—	(4,229)
Other income (expense):
Interest expense, net	(6,804)	515	(1,207)	—	(7,496)
Equity in earnings of subsidiaries	(1,096)	—	—	1,096	—
Other income (expense), net	547	49	(30)	—	566
Income (loss) before reorganization items and income taxes from continuing operations	(10,463)	(217)	(1,575)	1,096	(11,159)
Reorganization expense (income)	(59,334)	—	23	—	(59,311)
Income tax benefit	(1,931)	—	—	—	(1,931)
Income (loss) from continuing operations	50,802	(217)	(1,598)	1,096	50,083
Discontinued operations, net of tax	—	—	719	—	719
Net income (loss)	$50,802	$(217)	$(879)	$1,096	$50,802

	Predecessor Year ended December 31, 2009
(in thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$271,005	$254,183	$90,009	$(100,448)	$514,749
Cost of goods sold	262,748	273,249	86,284	(100,448)	521,833
Gross profit (loss)	8,257	(19,066)	3,725	—	(7,084)
Operating expenses	29,330	6,468	565	—	36,363
Impairment of other intangibles	—	2,830	—	—	2,830
Prepetition fees	17,015	—	—	—	17,015
Income (loss) from operations	(38,088)	(28,364)	3,160	—	(63,292)
Other income (expense):
Interest expense, net	(56,993)	3,228	(5,988)	—	(59,753)
Loss on extinguishment of debt	(5,389)	—	—	—	(5,389)
Equity in earnings of subsidiaries	(22,968)	—	—	22,968	—
Other income (expense), net	(1,471)	252	8,107	—	6,888
Income (loss) before reorganization items and income taxes from continuing operations	(124,909)	(24,884)	5,279	22,968	(121,546)
Reorganization expense (income)	14,379	—	—	—	14,379
Income tax provision	824	—	1,552	—	2,376
Income (loss) from continuing operations	(140,112)	(24,884)	3,727	22,968	(138,301)
Discontinued operations, net of tax	—	—	(1,811)	—	(1,811)
Net income (loss)	$(140,112)	$(24,884)	$1,916	$22,968	$(140,112)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Successor Year ended December 31, 2011
(in thousands)	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(17,031)	$5,266	$(33,000)	$27,734	$(17,031)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	10,717	21,162	7,039	—	38,918
Amortization – deferred financing costs	2,759	—	—	—	2,759
Amortization – other intangible assets	8,767	2,614	979	—	12,360
(Gain) loss on disposal of assets	(11,461)	(922)	12,827	—	444
Deferred income taxes	4,842	—	(548)	—	4,294
Non-cash stock-based compensation	2,397	—	—	—	2,397
Equity in earnings of subsidiaries and affiliates	27,734	—	—	(27,734)	—
Non-cash change in warrant liability	(3,971)	—	—	—	(3,971)
Change in other operating items	(35,793)	16,894	(22,808)	—	(41,707)
Net cash provided by (used in) operating activities	(11,040)	45,014	(35,511)	—	(1,537)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(10,115)	(45,784)	(2,472)	—	(58,371)
Other	(22,381)	—	40,738	—	18,357
Net cash provided by (used in) investing activities	(32,496)	(45,784)	38,266	—	(40,014)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in revolving credit advance	20,000	—	—	—	20,000
Net cash provided by financing activities	20,000	—	—	—	20,000

Increase (decrease) in cash and cash equivalents	(23,536)	(770)	2,755	—	(21,551)
Cash and cash equivalents, beginning of period	75,114	(2,000)	5,352	—	78,466
Cash and cash equivalents, end of period	$51,578	$(2,770)	$8,107	$—	$56,915

	Successor Period from February 26 to December 31, 2010
(in thousands)	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(126,532)	$13,261	$8,320	$(21,581)	$(126,532)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	7,026	19,539	8,738	—	35,303
Amortization – deferred financing costs	1,148	—	—	—	1,148
Amortization – other intangible assets	5,572	1,721	1,163	—	8,456
Loss on disposal of assets	16	36	158	—	210
Deferred income taxes	(2,929)	—	4,228	—	1,299
Paid-in-kind interest	6,863	—	—	—	6,863
Non-cash stock-based compensation	1,101	—	—	—	1,101
Equity in earnings of subsidiaries and affiliates	(21,581)	—	—	21,581	—
Non-cash change in market valuation - convertible notes	(75,574)	—	—	—	(75,574)
Non-cash change in warrant liability	(2,648)	—	—	—	(2,648)
Non-cash inducement expense	166,691	—	—	—	166,691
Change in other operating items	20,449	(21,527)	(4,829)	—	(5,907)
Net cash provided by (used in) operating activities	(20,398)	13,030	17,778	—	10,410

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(2,110)	(11,889)	(2,329)	—	(16,328)
Other	13,027	311	9,075	—	22,413
Net cash provided by (used in) investing activities	10,917	(11,578)	6,746	—	6,085

CASH FLOWS FROM FINANCING ACTIVITIES:
Other	3,624	—	(22,000)	—	(18,376)
Net cash provided by (used in) financing activities	3,624	—	(22,000)	—	(18,376)

Increase (decrease) in cash and cash equivalents	(5,857)	1,452	2,524	—	(1,881)
Cash and cash equivalents, beginning of period	80,971	(3,452)	2,828	—	80,347
Cash and cash equivalents, end of period	$75,114	$(2,000)	$5,352	$—	$78,466

	Predecessor Period from January 1 to February 26, 2010
(in thousands)	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$50,802	$(217)	$(879)	$1,096	$50,802
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,205	4,164	1,342	—	6,711
Amortization – deferred financing costs	690	—	4	—	694
Amortization – other intangible assets	31	614	176	—	821
Reorganization items	(59,334)	—	23	—	(59,311)
Payments on reorganization items	(12,164)	—	—	—	(12,164)
Paid-in-kind interest	1,769	—	—	—	1,769
Loss (gain) on disposal of assets	2	—	1	—	3
Equity in earnings of subsidiaries and affiliates	1,096	—	—	(1,096)	—
Deferred income taxes	(1,957)	—	397	—	(1,560)
Change in other operating items	(625)	(5,356)	(2,557)	—	(8,538)
Net cash used in operating activities	(18,485)	(795)	(1,493)	—	(20,773)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(60)	(1,338)	(59)	—	(1,457)
Other	(600)	45	—	—	(555)
Net cash used in investing activities	(660)	(1,293)	(59)	—	(2,012)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from debt issuance	46,611	—	—	—	46,611
Net cash provided by financing activities	46,611	—	—	—	46,611

Increase (decrease) in cash and cash equivalents	27,466	(2,088)	(1,552)	—	23,826
Cash and cash equivalents, beginning of year	53,505	(1,364)	4,380	—	56,521
Cash and cash equivalents, end of period	$80,971	$(3,452)	$2,828	$—	$80,347

	Predecessor Year ended December 31, 2009
(in thousands)	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(140,112)	$(24,884)	$1,916	$22,968	$(140,112)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	8,230	30,733	8,450	—	47,413
Amortization – deferred financing costs	4,526	—	31	—	4,557
Amortization – other intangible assets	187	3,684	1,051	—	4,922
Loss on extinguishment of debt	5,389	—	—	—	5,389
Change in warrant liability	(594)	—	—	—	(594)
Paid-in-kind interest	9,421	—	—	—	9,421
Loss (gain) on disposal of assets	(275)	287	293	—	305
Loss on sale of marketable securities	1,100	—	—	—	1,100
Provision for deferred income taxes	255	—	609	—	864
Equity in earnings of subsidiaries and affiliates	22,968	—	—	(22,968)	—
Non-cash stock-based compensation	333	—	—	—	333
Impairments of other intangibles	—	2,830	500	—	3,330
Reorganization items	14,379	—	—	—	14,379
Payments on reorganization items	(5,559)	—	—	—	(5,559)
Change in other operating items	44,362	(802)	(28,620)	—	14,940
Net cash provided by (used in) operating activities	(35,390)	11,848	(15,770)	—	(39,312)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(6,976)	(11,841)	(1,547)	—	(20,364)
Other	(14,789)	280	—	—	(14,509)
Net cash used in investing activities	(21,765)	(11,561)	(1,547)	—	(34,873)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in revolving credit advance	4,315	—	(8,000)	—	(3,685)
Debtor in possession borrowing	21,467	—	—	—	21,467
Other	(10,752)	—	—	—	(10,752)
Net cash provided by (used in) financing activities	15,030	—	(8,000)	—	7,030

Decrease in cash and cash equivalents	(42,125)	287	(25,317)	—	(67,155)
Cash and cash equivalents, beginning of year	95,630	(1,651)	29,697	—	123,676
Cash and cash equivalents, end of period	$53,505	$(1,364)	$4,380	$—	$56,521

Note 19—Subsequent Events

On February 7, 2012, Accuride entered into an asset-based loan (ABL) incremental commitment agreement, to which lenders agreed to provide $25.0 million in aggregate incremental commitments under the Company’s existing secured ABL credit agreement dated July 29, 2010.  The new agreement materially improves the Company’s total liquidity.

On February 10, 2012, the Company entered into a capital lease agreement for the lease of equipment to be used in the production of wheel-end components by our Gunite business unit.  The agreement provides financing in the amount of $15.0 million to Gunite for certain equipment, which is expected to be installed beginning in the second quarter of 2012.  In connection with the lease agreement, the Company was reimbursed for payments previously made to the manufacturer of the equipment of $7.9 million.