Form 10-Q
period 2012-03-31
ACCURIDE CORP
filed 2012-05-04
CIK 817979

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012.

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒ No ☐

As of May 2, 2012, 47,326,312 shares of Accuride Corporation common stock, par value $.01 per share, were outstanding

ACCURIDE CORPORATION

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ACCURIDE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
(In thousands, except for share and per share data)	2012	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$36,638	$56,915
Customer receivables, net of allowance for doubtful accounts of $707 and $676 in 2012 and 2011, respectively	110,082	90,001
Other receivables	9,676	8,074
Inventories	82,677	72,827
Deferred income taxes	7,675	7,675
Prepaid expenses and other current assets	5,053	4,657
Total current assets	251,801	240,149
PROPERTY, PLANT AND EQUIPMENT, net	283,294	271,562
OTHER ASSETS:
Goodwill	163,536	163,536
Other intangible assets, net	178,653	181,349
Deferred financing costs, net of accumulated amortization of $2,846 and $2,419 in 2012 and 2011, respectively	8,022	8,449
Other	2,638	3,817
TOTAL	$887,944	$868,862
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$88,644	$80,261
Accrued payroll and compensation	20,078	16,466
Accrued interest payable	5,080	12,503
Accrued workers compensation	4,902	4,936
Accrued and other liabilities	16,573	14,323
Total current liabilities	135,277	128,489
LONG-TERM DEBT	323,344	323,082
DEFERRED INCOME TAXES	22,229	21,001
NON-CURRENT INCOME TAXES PAYABLE	7,898	7,898
OTHER POSTRETIREMENT BENEFIT PLAN LIABILITY	76,964	76,563
PENSION BENEFIT PLAN LIABILITY	48,909	50,863
OTHER LIABILITIES	18,440	3,583
COMMITMENTS AND CONTINGENCIES (Note 6)	—	—
STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.01 par value; 10,000,000 shares authorized	—	—
Common Stock, $0.01 par value; 80,000,000 shares authorized, 47,326,312 and 47,286,768 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively, and additional paid-in-capital	436,035	435,368
Accumulated other comprehensive loss	(34,640)	(34,422)
Accumulated deficiency	(146,512)	(143,563)
Total stockholders’ equity	254,883	257,383
TOTAL	$887,944	$868,862

See notes to unaudited condensed consolidated financial statements.

ACCURIDE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended March 31,
(In thousands except per share data)	2012	2011

NET SALES	$269,518	$210,895
COST OF GOODS SOLD	247,418	193,605
GROSS PROFIT	22,100	17,290
OPERATING EXPENSES:
Selling, general and administrative	14,864	15,849
INCOME FROM OPERATIONS	7,236	1,441
OTHER INCOME (EXPENSE):
Interest income	16	39
Interest expense	(8,761)	(8,379)
Other income, net	157	2,163
LOSS BEFORE INCOME TAXES FROM CONTINUING OPERATIONS	(1,352)	(4,736)
INCOME TAX PROVISION	1,597	499
LOSS FROM CONTINUING OPERATIONS	(2,949)	(5,235)
DISCONTINUED OPERATIONS, NET OF TAX	—	74
NET LOSS	$(2,949)	$(5,161)
Weighted average common shares outstanding—basic	47,319	47,237
Basic loss per share – continuing operations	$(0.06)	$(0.11)
Basic loss per share – discontinued operations	—	0.00
Basic loss per share	$(0.06)	$(0.11)
Weighted average common shares outstanding—diluted	47,319	47,237
Diluted loss per share – continuing operations	$(0.06)	$(0.11)
Diluted loss per share – discontinued operations	—	0.00
Diluted loss per share	$(0.06)	$(0.11)
OTHER COMPREHENSIVE LOSS, NET OF TAX:
Foreign currency translation adjustments	(218)	(119)
COMPREHENSIVE LOSS	$(3,167)	$(5,280)

See notes to unaudited condensed consolidated financial statements.

ACCURIDE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(In thousands)	Comprehensive Loss	Common Stock and Additional Paid-in- Capital	Accumulated Other Comprehensive Loss	Accumulated Deficiency	Total Stockholders’ Equity
BALANCE at January 1, 2011		$433,192	$(8,561)	$(126,532)	$298,099
Net loss	$(17,031)	—	—	(17,031)	(17,031)
Share-based compensation expense	—	2,397	—	—	2,397
Tax impact of forfeited vested shares	—	(221)	—	—	(221)
Other comprehensive loss:
Pension liability adjustment (net of tax)	(25,861)	—	(25,861)	—	(25,861)
Comprehensive loss	$(42,892)
BALANCE—January 1, 2012		435,368	(34,422)	(143,563)	257,383
Net loss	$(2,949)	—	—	(2,949)	(2,949)
Share-based compensation expense	—	748	—	—	748
Tax impact of forfeited vested shares	—	(81)	—	—	(81)
Other comprehensive loss:
Pension liability adjustment (net of tax)	(218)	—	(218)	—	(218)
Comprehensive loss	$(3,167)
BALANCE—March 31, 2012		$436,035	$(34,640)	$(146,512)	$254,883

ACCURIDE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(In thousands)	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,949)	$(5,161)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	9,834	10,262
Amortization – deferred financing costs	689	690
Amortization – other intangible assets	2,696	3,921
Loss on disposal of assets	76	28
Provision for deferred income taxes	1,322	—
Non-cash stock-based compensation	748	582
Non-cash change in warrant liability	—	(1,985)
Changes in certain assets and liabilities:
Receivables	(21,683)	(40,862)
Inventories	(9,850)	(11,174)
Prepaid expenses and other assets	(651)	(3,703)
Accounts payable	12,355	17,244
Accrued and other liabilities	(3,430)	(10,533)
Net cash used in operating activities	(10,843)	(40,691)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(10,434)	(13,820)
Proceeds from sale of discontinued operations	1,000	7,785
Net cash used in investing activities	(9,434)	(6,035)
DECREASE IN CASH AND CASH EQUIVALENTS	(20,277)	(46,726)
CASH AND CASH EQUIVALENTS—Beginning of period	56,915	78,466
CASH AND CASH EQUIVALENTS—End of period	$36,638	$31,740

Supplemental cash flow information:
Cash paid for interest	$15,380	$15,243
Cash paid for income taxes	216	434
Non-cash transactions:
Purchases of property, plant and equipment in accounts payable	$4,471	$1,246

See notes to unaudited condensed consolidated financial statements.

ACCURIDE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(AMOUNTS IN THOUSANDS, UNLESS OTHERWISE NOTED, EXCEPT SHARE AND PER SHARE DATA)

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, except that the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  However, in the opinion of Accuride Corporation (“Accuride” or the “Company”), all adjustments (consisting primarily of normal recurring accruals) considered necessary to present fairly the condensed consolidated financial statements have been included.  Certain operating results from prior periods have been reclassified to discontinued operations to conform to the current year presentation.

The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012.  The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited condensed consolidated financial statements and notes thereto disclosed in Accuride’s Annual Report on Form 10-K for the year ended December 31, 2011.

On January 31, 2011, substantially all of the assets, liabilities and business of our Bostrom Seating subsidiary were sold to a subsidiary of Commercial Vehicle Group, Inc. for approximately $8.8 million and resulted in recognition of a $0.2 million loss on our consolidated statement of operations in the three months ended March 31, 2011, which have been reclassified to discontinued operations.  Of the purchase price, $1.0 million was placed into a one year escrow securing the indemnification obligations of Bostrom to Commercial Vehicle Group, Inc.  During the three months ended March 31, 2012, the escrow was terminated and the Company received the full balance of $1.0 million from the escrow.  See Note 2 “Discontinued Operations” for further discussion.

On September 26, 2011, the Company announced the sale of its wholly-owned subsidiary, Fabco Automotive Corporation (“Fabco”) to Fabco Holdings, Inc., a new company formed and capitalized by Wynnchurch Capital, Ltd. in partnership with Stone River Capital Partners, LLC.  The sale concluded for a purchase price of $35.0 million, subject to a working capital adjustment, plus a contingent payment of up to $2.0 million depending on Fabco’s financial performance during calendar year 2012.  See Note 2 “Discontinued Operations” for further discussion.

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

Earnings Per Common Share – Basic and diluted earnings per common share were computed as follows:

	Three Months Ended March 31,
(In thousands except per share data)	2012	2011

Numerator:
Net loss	$(2,949)	$(5,161)
Denominator:
Weighted average shares outstanding – Basic	47,319	47,237
Effect of dilutive share-based awards	—	—
Weighted average shares outstanding - Diluted	47,319	47,237

Basic loss per common share	$(0.06)	$(0.11)
Diluted loss per common share	$(0.06)	$(0.11)

As of March 31, 2012, there were options exercisable for 225,922 shares that were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.  As of March 31, 2011, there were warrants exercisable for 2,205,882 shares that were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.  The warrants were exercisable at an exercise price of $21.00 per share and expired on February 26, 2012 unexercised.

Stock-Based Compensation –Compensation expense for share-based compensation programs was recognized as follows as a component of operating expenses:

	Three Months Ended March 31,
(In thousands)	2012	2011

Share-based compensation expense recognized	$748	$582

As of March 31, 2012, there was approximately $5.7 million of unrecognized pre-tax compensation expense related to share-based awards not yet vested that will be recognized over a weighted-average period of 1.3 years.

Income Tax –Under Interim Financial Reporting, we compute on a quarterly basis an estimated annual effective tax rate considering ordinary income and related income tax expense. Ordinary income refers to income (loss) before income tax expense excluding significant, unusual, or infrequently occurring items. The tax effect of an unusual or infrequently occurring item is recorded in the interim period in which it occurs. Other items included in income tax expense in the periods in which they occur include the cumulative effect of changes in tax laws or rates, foreign exchange gains and losses, adjustments to uncertain tax positions, and adjustments to our valuation allowance due to changes in judgment in the realizability of deferred tax assets in future years.

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

Recent Accounting Adoptions

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-05, Presentation of Comprehensive Income.  The objective of this update is to facilitate convergence of U.S. GAAP and IFRS.  This update revises the manner in which entities present comprehensive income in their financial statements.  Entities have the option to present total comprehensive income, the components of net income, and the components of other comprehensive income as either a single, continuous statement of comprehensive income or as two separate but consecutive statements.  The amendments of this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The amendments in this update are to be applied retrospectively for all periods presented in the financial statements and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  This guidance amends U.S. GAAP to conform with measurement and disclosure requirements in International Financial Reporting Standards (“IFRS”).  The amendments change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements, and they include those that clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements and those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.  In addition, to improve consistency in application across jurisdictions, some changes in wording are necessary to ensure that U.S. GAAP and IFRS fair value measurement and disclosure requirements are described in the same way.  This amended guidance is to be applied prospectively and is effective for fiscal years beginning after December 15, 2011.  The Company adopted ASU No. 2011-04 effective January 1, 2012 and it did not have a material impact on our consolidated financial statements.

Note 2 – Discontinued Operations

The Company has reclassified certain operating results and the loss on sale transactions for Fabco Automotive and Bostrom Seating to discontinued operations.  The following table presents sales and income from operations attributable to Fabco and Bostrom Seating.

Three Months Ended March 31,
2011

Net sales	$7,944

Income from operations	234
Income tax provision	1
Loss on sale	(159)
Discontinued operations	$74

Note 3 - Inventories

Inventories at March 31, 2012 and December 31, 2011, on a FIFO basis, were as follows:

	March 31, 2012	December 31, 2011
Raw materials	$20,684	$18,727
Work in process	19,078	18,425
Finished manufactured goods	42,915	35,675
Total inventories	$82,677	$72,827

Note 4 - Goodwill and Other Intangible Assets

The following represents the carrying amount of goodwill, on a reportable segment basis, as of January 1, 2012 and March 31, 2012:

	Wheels	Gunite	Brillion Iron Works	Total
Balance as of January 1, 2012	$96,283	$62,839	$4,414	$163,536
Balance as of March 31, 2012	$96,283	$62,839	$4,414	$163,536

The changes in the carrying amount of other intangible assets for the period January 1, 2012 to March 31, 2012, by reportable segment, are as follows:

	Wheels	Gunite	Brillion Iron Works	Corporate	Total
Balance as of January 1, 2012	$138,575	$38,968	$2,997	$809	$181,349
Amortization	(1,977)	(551)	(40)	(128)	(2,696)
Balance as of March 31, 2012	$136,598	$38,417	$2,957	$681	$178,653

The summary of goodwill and other intangible assets is as follows:

		As of March 31, 2012			As of December 31, 2011
	Weighted Average Useful Lives	Gross Amount	Accumulated Amortization	Carrying Amount	Gross Amount	Accumulated Amortization	Carrying Amount
Goodwill	—	$163,536	$—	$163,536	$163,536	$—	$163,536
Other intangible assets:
Non-compete agreements	2.0	$1,023	$342	$681	$1,023	$214	$809
Trade names	—	33,200	—	33,200	33,200	—	33,200
Technology	10.0	38,849	8,211	30,638	38,849	7,248	31,601
Customer relationships	19.9	129,093	14,959	114,134	129,093	13,354	115,739
Other intangible assets:		$202,165	$23,512	$178,653	$202,165	$20,816	$181,349

We estimate that our amortization expense for our other intangible assets for 2012 through 2016 will be approximately $10.8 million for 2012, $10.6 million for 2013 and $10.3 million for each year from 2014 through 2016.

Note 5 - Pension and Other Postretirement Benefit Plans

Components of net periodic benefit cost for the three months ended March 31:

	Pension Benefits		Other Benefits
	2012	2011	2012	2011
Service cost-benefits earned during the period	$517	$384	$115	$129
Interest cost on projected benefit obligation	2,831	3,005	974	1,078
Expected return on plan assets	(2,988)	(3,235)	—	—
Amortization of net transition (asset) obligation	—	—	—	—
Amortization of prior service (credit) cost	11	11	—	—
Amortization of (gain)/loss	270	—	(8)	—
Total benefits cost charged to income	$641	$165	$1,081	$1,207

As of March 31, 2012, $2.7 million has been contributed to our sponsored pension plans.  We presently anticipate contributing an additional $11.9 million to fund our pension plans during 2012 for a total of $14.6 million.

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

As of March 31, 2012, we had an environmental reserve of approximately $1.5 million, related primarily to our foundry operations. This reserve is based on management’s review of potential liabilities as well as cost estimates related thereto. The reserve takes into account the benefit of a contractual indemnity given to us by a prior owner of our wheel-end subsidiary. The failure of the indemnitor to fulfill its obligations could result in future costs that may be material. Any expenditures required for us to comply with applicable environmental laws and/or pay for any remediation efforts will not be reduced or otherwise affected by the existence of the environmental reserve. Our environmental reserve may not be adequate to cover our future costs related to the sites associated with the environmental reserve, and any additional costs may have a material adverse effect on our business, results of operations or financial condition. The discovery of additional environmental issues, the modification of existing laws or regulations or the promulgation of new ones, more vigorous enforcement by regulators, the imposition of joint and several liability under CERCLA or analogous state laws, or other unanticipated events could also result in a material adverse effect.

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

As of March 31, 2012, we had approximately 3,461 employees, of which 665 were salaried employees with the remainder paid hourly. Unions represent approximately 1,993 of our employees, which is approximately 58% of our total employees. Each of our unionized facilities has a separate contract with the union that represents the workers employed at such facility. The union contracts expire at various times over the next few years with the exception of our union contract that covers the hourly employees at our Monterrey, Mexico, facility, which expires on an annual basis in January unless otherwise renewed. The 2012 negotiations in Monterrey were successfully completed prior to the expiration of our union contract. In 2012, we extended the labor contract at our London, Ontario facility through March 15, 2013.

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

The carrying amounts of cash and cash equivalents, trade receivables, and accounts payable approximate fair value because of the relatively short maturity of these instruments.  The fair value of our 9.5% senior secured notes based on market quotes, which we determined to be Level 1 inputs, at March 31, 2012 was approximately $322.4 million compared to the carrying amount of $303.3 million.  The fair value of our 9.5% senior secured notes based on market quotes, which we determined to be Level 1 inputs, at December 31, 2011 was approximately $300.5 million compared to the carrying amount of $303.1 million.  The Company believes the fair value of our ABL facility at March 31, 2012 and December 31, 2012 equals the carrying value of $20.0 million.  As of March 31, 2012 and December 31, 2011 we had no other remaining financial instruments.

Note 8 – Segment Reporting

Based on our continual monitoring of the long-term economic characteristics, products and production processes, class of customer, and distribution methods of our operating segments, we have identified each of our operating segments below as reportable segments.  We believe this segmentation is appropriate based upon operating decisions and performance assessments by our President and Chief Executive Officer.  The accounting policies of the reportable segments are the same as described in Note 1, Summary of Significant Accounting Policies.

	Three Months Ended March 31,
	2012	2011
Net sales:
Wheels	$116,944	$91,509
Gunite	68,563	59,231
Brillion Iron Works	43,810	35,260
Imperial Group	40,201	24,895
Consolidated total	$269,518	$210,895

Operating Income (loss):
Wheels	$18,442	$11,488
Gunite	(2,168)	(1,717)
Brillion Iron Works	3,173	733
Imperial Group	(519)	1,129
Corporate / Other	(11,692)	(10,192)
Consolidated total	$7,236	$1,441

Current and prior period operating results from Bostrom Seating and Fabco Automotive were reclassified to discontinued operations during the three months ended March 31, 2012.  Excluded from net sales above, are inter-segment sales from Brillion Iron Works to Gunite, as shown in the table below:

	Three Months Ended March 31,
(In thousands)	2012	2011
Inter-segment sales	$8,856	$8,476

	As of
	March 31, 2012	December 31, 2011
Total assets:
Wheels	$515,419	$509,829
Gunite	209,400	188,053
Brillion Iron Works	64,998	63,216
Imperial Group	49,523	43,581
Corporate / Other	48,604	64,183
Consolidated total	$887,944	$868,862

Note 9 - Debt

As of March 31, 2012, total debt was $323.3 million consisting of $303.3 million of our outstanding 9.5% senior secured notes, net of discount and a $20.0 million draw on our ABL facility. As of December 31, 2011, total debt was $323.1 million consisting of $303.1 million of our outstanding 9.5% senior secured notes, net of discount and a $20.0 million draw on our ABL facility.

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

CONDENSED CONSOLIDATED BALANCE SHEET

	March 31, 2012
(in thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
ASSETS
Cash and cash equivalents	$32,344	$(4,973)	$9,267	—	$36,638
Accounts and other receivables, net	46,680	111,567	16,023	$(54,512)	119,758
Inventories	29,410	46,668	6,599	—	82,677
Other current assets	4,885	5,818	2,025	—	12,728
Total current assets	113,319	159,080	33,914	(54,512)	251,801
Property, plant, and equipment, net	80,188	156,970	46,136	—	283,294
Goodwill	96,283	67,253	—	—	163,536
Intangible assets, net	137,279	41,374	—	—	178,653
Investments in and advances to subsidiaries and affiliates	281,237	—	—	(281,237)	—
Deferred income taxes	—	7,781	459	(8,240)	—
Other non-current assets	9,399	995	266	—	10,660
TOTAL	$717,705	$433,453	$80,775	$(343,989)	$887,944
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$16,821	$58,554	$13,269	—	$88,644
Accrued payroll and compensation	4,791	10,740	4,547	—	20,078
Accrued interest payable	5,080	—	—	—	5,080
Accrued and other liabilities	57,093	15,031	3,863	$(54,512)	21,475
Total current liabilities	83,785	84,325	21,679	(54,512)	135,277
Long term debt	323,344	—	—	—	323,344
Deferred and non-current income taxes	38,367	—	—	(8,240)	30,127
Other non-current liabilities	17,326	105,012	21,975	—	144,313
Stockholders’ equity	254,883	244,116	37,121	(281,237)	254,883
TOTAL	$717,705	$433,453	$80,775	$(343,989)	$887,944

	December 31, 2011
(in thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
ASSETS
Cash and cash equivalents	$51,578	$(2,770)	$8,107	—	$56,915
Accounts and other receivables, net	36,736	100,097	12,099	$(50,857)	98,075
Inventories	26,655	39,555	6,617	—	72,827
Other current assets	4,441	5,771	2,120	—	12,332
Total current assets	119,410	142,653	28,943	(50,857)	240,149
Property, plant, and equipment, net	73,765	150,900	46,897	—	271,562
Goodwill	96,283	67,253	—	—	163,536
Intangible assets, net	139,384	41,965	—	—	181,349
Investments in and advances to subsidiaries and affiliates	281,552	—	—	(281,552)	—
Other non-current assets	9,880	8,883	1,649	(8,146)	12,266
TOTAL	$720,274	$411,654	$77,489	$(340,555)	$868,862
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$17,615	$52,938	$9,708	—	$80,261
Accrued payroll and compensation	3,079	9,167	4,220	—	16,466
Accrued interest payable	12,503	—	—	—	12,503
Accrued and other liabilities	52,932	13,542	3,642	$(50,857)	19,259
Total current liabilities	86,129	75,647	17,570	(50,857)	128,489
Long term debt	323,082	—	—	—	323,082
Deferred and non-current income taxes	37,045	—	—	(8,146)	28,899
Other non-current liabilities	16,635	91,447	22,927	—	131,009
Stockholders’ equity	257,383	244,560	36,992	(281,552)	257,383
TOTAL	$720,274	$411,654	$77,489	$(340,555)	$868,862

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31, 2012
(in thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$122,576	$155,792	$37,454	$(46,304)	$269,518
Cost of goods sold	102,934	155,041	35,747	(46,304)	247,418
Gross profit	19,642	751	1,707	—	22,100
Operating expenses	13,672	1,120	72	—	14,864
Income (loss) from operations	5,970	(369)	1,635	—	7,236
Other income (expense):
Interest expense, net	(8,579)	(75)	(91)	—	(8,745)
Equity in earnings of subsidiaries	241	—	—	(241)	—
Other income (expense), net	780	—	(623)	—	157
Income (loss) before income taxes from continuing operations	(1,588)	(444)	921	(241)	(1,352)
Income tax provision	1,361	—	236	—	1,597
Income (loss) from continuing operations	(2,949)	(444)	685	(241)	(2,949)
Discontinued operations, net of tax	—	—	—	—	—
Net income (loss)	$(2,949)	$(444)	$685	$(241)	$(2,949)

Comprehensive income (loss)	$(2,949)	$(444)	$467	$(241)	$(3,167)

	Three Months Ended March 31, 2011
(in thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$101,323	$112,720	$37,740	$(40,888)	$210,895
Cost of goods sold	92,231	106,667	35,595	(40,888)	193,605
Gross profit	9,092	6,053	2,145	—	17,290
Operating expenses	12,904	2,867	78	—	15,849
Income (loss) from operations	(3,812)	3,186	2,067	—	1,441
Other income (expense):
Interest expense, net	(8,122)	(299)	81	—	(8,340)
Equity in earnings of subsidiaries	4,228	—	—	(4,228)	—
Other income (expense), net	2,463	(9)	(291)	—	2,163
Income (loss) before income taxes from continuing operations	(5,243)	2,878	1,857	(4,228)	(4,736)
Income tax provision (benefit)	(82)	—	581	—	499
Income (loss) from continuing operations	(5,161)	2,878	1,276	(4,228)	(5,235)
Discontinued operations, net of tax	—	—	74	—	74
Net income (loss)	$(5,161)	$2,878	$1,350	$(4,228)	$(5,161)

Comprehensive income (loss)	$(5,161)	$2,878	$1,231	$(4,228)	$(5,280)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2012
(in thousands)	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,949)	$(444)	$685	$(241)	$(2,949)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	2,304	5,779	1,751	—	9,834
Amortization – deferred financing costs	689	—	—	—	689
Amortization – other intangible assets	2,105	591	—	—	2,696
(Gain) loss on disposal of assets	(2,118)	2,161	33	—	76
Deferred income taxes	1,322	—	—	—	1,322
Non-cash stock-based compensation	748	—	—	—	748
Equity in earnings of subsidiaries and affiliates	(241)	—	—	241	—
Non-cash change in warrant liability				—
Change in other operating items	(15,695)	(5,903)	(1,661)	—	(23,259)
Net cash provided by (used in) operating activities	(13,835)	2,184	808	—	(10,843)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(5,399)	(4,387)	(648)	—	(10,434)
Other	—	—	1,000	—	1,000
Net cash provided by (used in) investing activities	(5,399)	(4,387)	352	—	(9,434)

Increase (decrease) in cash and cash equivalents	(19,234)	(2,203)	1,160	—	(20,277)
Cash and cash equivalents, beginning of period	51,578	(2,770)	8,107	—	56,915
Cash and cash equivalents, end of period	$32,344	$(4,973)	$9,267	$—	$36,638

	Three Months Ended March 31, 2011
(in thousands)	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(5,161)	$2,878	$1,350	$(4,228)	$(5,161)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	2,328	5,461	2,473	—	10,262
Amortization – deferred financing costs	690	—	—	—	690
Amortization – other intangible assets	2,720	840	361	—	3,921
(Gain) loss on disposal of assets	—	(2,029)	2,057	—	28
Deferred income taxes	(1)	—	1	—	—
Non-cash stock-based compensation	582	—	—	—	582
Equity in earnings of subsidiaries and affiliates	(4,228)	—	—	4,228	—
Non-cash change in warrant liability	(1,985)	—	—	—	(1,985)
Change in other operating items	(40,770)	3,088	(11,346)	—	(49,028)
Net cash provided by (used in) operating activities	(45,825)	10,238	(5,104)	—	(40,691)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(2,288)	(10,649)	(883)	—	(13,820)
Other	—	—	7,785	—	7,785
Net cash provided by (used in) investing activities	(2,288)	(10,649)	6,902	—	(6,035)

Increase (decrease) in cash and cash equivalents	(48,113)	(411)	1,798	—	(46,726)
Cash and cash equivalents, beginning of period	75,114	(2,000)	5,352	—	78,466
Cash and cash equivalents, end of period	$27,001	$(2,411)	$7,150	$—	$31,740

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The accompanying unaudited condensed interim consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and such principles are applied on a basis consistent with the information reflected in our Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC.  In the opinion of management, the interim financial information includes all adjustments and accruals, consisting only of normal recurring adjustments, which are necessary for a fair presentation of results for the respective interim periods.  The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2012 or any interim period.  Except for the historical information contained herein, this quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties.  Our actual results may differ materially from those indicated by such forward-looking statements.

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

Our diversified customer base includes substantially all of the leading commercial vehicle OEMs, such as Daimler Truck North America, LLC, with its Freightliner and Western Star brand trucks, PACCAR, with its Peterbilt and Kenworth brand trucks, Navistar, with its International brand trucks, and Volvo/Mack, with its Volvo and Mack brand trucks. Our primary commercial trailer customers include leading commercial trailer OEMs, such as Great Dane Limited Partnership, Utility Trailer Manufacturing Company, and Wabash National, Inc. Our major light truck customer is General Motors Corporation. Our product portfolio is supported by strong sales, marketing and design engineering capabilities and is manufactured in 15 strategically located, technologically-advanced facilities across the United States, Mexico and Canada.

The heavy- and medium-duty truck and commercial trailer markets and the related aftermarket are the primary drivers of our sales. These markets are, in turn, directly influenced by conditions in the North American truck industry and generally by conditions in other industries which indirectly impact the truck industry, such as the home-building industry, and by overall economic growth and consumer spending.  Although current industry forecasts predict continued improvement in commercial vehicle production in 2012 as compared to 2011, commercial vehicle industry production forecasts have recently abated somewhat for Class 8 commercial vehicles.  Based upon the overall commercial vehicle industry production forecasts, we expect results from operations to improve in 2012 compared to 2011 due to increased demand for our product and improved operational efficiencies.  We cannot, however, accurately predict the commercial vehicle cycle, and any deterioration of the economic recovery may lead to further reduced spending and deterioration in the North American truck and vehicle supply industries for the foreseeable future.

On March 30, 2011, we, along with one other United States domestic commercial vehicle steel wheel supplier, filed antidumping and countervailing duty petitions with the United States International Trade Commission and the United States Department of Commerce alleging that manufacturers of certain steel wheels in China are dumping their products in the United States and that these manufacturers have been subsidized by their government in violation of United States trade laws.  In May 2011, the International Trade Commission issued a preliminary determination that there was a reasonable indication that the U.S. steel wheel industry is materially injured or threatened with material injury by reason of imports from China of certain steel wheels, and began the final phase of its investigation.  In August 2011, the U.S. Department of Commerce issued a preliminary determination of countervailing duties on steel wheels imported from China ranging from 26.2 percent to 46.6 percent ad valorem, and in October 2011, the U.S. Department of Commerce issued a preliminary determination of antidumping duty margins ranging from 110.6 percent to 243.9 percent ad valorem.  On March 19, 2012, the Department of

Commerce made final determinations of dumping and subsidy margins which cumulatively were approximately 70 percent to 228 percent ad valorem.  On April 17, 2012, the International Trade Commission determined that the domestic industry has not been injured and is not presently threatened with injury from subject imports, and consequently withdrew all import duties on the subject imports.  Accuride Corporation will await the written decision from the International Trade Commission on its negative injury determination and evaluate whether an appeal is appropriate at that time.

Results of Operations

The following table sets forth certain income statement information of Accuride for the three months ended March 31, 2012 and March 31, 2011.  Certain operating results from prior periods have been reclassified to discontinued operations to conform to the current year presentation.

	Three Months Ended March 31,
(Dollars in thousands)	2012	2011
Net sales	$269,518	$210,895
Cost of goods sold	247,418	193,605
Gross profit	22,100	17,290
Operating expenses	14,864	15,849
Income from operations	7,236	1,441
Interest (expense), net	(8,745)	(8,340)
Other income, net	157	2,163
Income tax provision	1,597	499
Loss from continuing operations	(2,949)	(5,235)
Discontinued operations, net of tax	—	74
Net loss	$(2,949)	$(5,161)

Net Sales

	Three Months Ended March 31,
(Dollars in thousands)	2012	2011
Wheels	$116,944	$91,509
Gunite	68,563	59,231
Brillion	43,810	35,260
Imperial	40,201	24,895
Total	$269,518	$210,895

Our net sales for the three months ended March 31, 2012, were $269.5 million, which was an increase of 27.8 percent, compared to net sales of $210.9 million for the three months ended March 31, 2011.  Of the total increase, approximately $42.9 million was a result of higher volume demand due to increased production levels of the commercial vehicle market and its aftermarket segments in North America.  The increased vehicle production is a result of continued increased maintenance and replacement demand of commercial vehicles.  The remaining $15.7 million increase of net sales recognized was related to higher pricing, which mostly represented a pass-through of increased raw material and commodity costs.

Net sales for our Wheels segment increased nearly 27.8 percent during the three months ended March 31, 2012 compared to the same period in 2011 primarily due to increased volume for all three major OEM segments.  Net sales for our Gunite segment rose 15.8 percent due to industry demand and approximately $7.9 million in increased pricing related to raw material costs.  Our Gunite products have a higher concentration of aftermarket demand due to being items that require replacement more often than our other products.  Our Brillion segment’s net sales increased by 24.2 percent due to higher demand in the industrial and agricultural markets and increased pricing of approximately $3.3 million related to raw material costs.  Net sales for our Imperial segment increased by 61.5 percent due to increased volume in Class 8 OEM production.

North American commercial vehicle industry production builds were, as follows:

	For the three months ended March 31,
	2012	2011
Class 8	77,724	51,417
Classes 5-7	46,415	39,681
Trailer	56,213	46,824

While we serve the commercial vehicle aftermarket segment, there is no industry data to compare our aftermarket sales to industry demand from period to period.

Cost of Goods Sold

The table below represents the significant components of our cost of goods sold.

	Three Months Ended March 31,
(Dollars in thousands)	2012	2011
Raw materials	$130,982	$96,005
Depreciation	9,822	9,953
Labor and other overhead	106,614	87,647
Total	$247,418	$193,605

Raw materials costs increased by $35.0 million, or 36.4 percent, during the three months ended March 31, 2012 due to increases in sales volume of approximately 26.4 percent and price of approximately 10.0 percent.  The price increases were primarily related to steel and aluminum, which represent nearly all of our material costs.

Depreciation decreased slightly during the comparative periods.

Labor and overhead costs increased by 21.6 percent due to increased volume, which is lower than the overall net sales volume increase of approximately 27.8 percent due to the impact of certain of our costs (i.e. salaries, rent, etc.) being fixed in nature, as opposed to variable.

Operating Expenses

	Three Months Ended March 31,
(Dollars in thousands)	2012	2011
Selling, general, and administration	$10,621	$11,056
Research and development	1,535	1,225
Depreciation and amortization	2,708	3,568
Total	$14,864	$15,849

Selling, general, and administrative costs decreased by $0.4 million in 2012 primarily due to fees incurred in 2011 related to the sale of our discontinued operations.  Research and development costs increased by $0.3 million due to increases in staff and travel expenses.

Depreciation and amortization expenses were impacted by divestiture and acquisition activities.

Operating Income (Loss)

	Three Months Ended March 31,
(Dollars in thousands)	2012	2011
Wheels	$18,442	$11,488
Gunite	(2,168)	(1,717)
Brillion	3,173	733
Imperial	(519)	1,129
Corporate/Other	(11,692)	(10,192)
Total	$7,236	$1,441

Operating income for the Wheels segment was 15.8 percent of its net sales for the three months ended March 31, 2012 compared to 12.6 percent for the three months ended March 31, 2011.  In addition to higher year-over-year build rates, we continue to see strong demand for aluminum wheels being driven by the need for fleets to reduce fuel and maintenance costs, along with total vehicle weight.

Operating loss for the Gunite segment was 3.2 percent of its net sales for the three months ended March 31, 2012 compared to 2.9 percent for the three months ended March 31, 2011.  During the three months ended March 31, 2012, Gunite benefited from steadily improving operational performance and higher pricing, as well as the elimination of customer-required on-site inspections stemming from Gunite’s quality management issues in 2011.  These were offset by softening aftermarket demand for Gunite products and the impact of low-cost imports from competitors.

Operating income for the Brillion segment was 7.2 percent of its net sales for the three months ended March 31, 2012 compared to 2.1 percent for same period in 2011.  Sales volume for our Brillion segment increased during 2012 as the industrial and agricultural markets continued to gain strength while increased pricing offset rising material costs.  The increase in sales volume was the primary reason for improved operating income for Brillion.

The operating income (loss) for the Imperial segment was (1.3) percent of its net sales for the three months ended March 31, 2012 and 4.5 percent for the three months ended March 31, 2011.  The Decatur, TX Imperial plant continued to experience operational inefficiencies stemming from its expanded production volume and product portfolio.  A new leadership team is instituting changes to stabilize and improve Decatur’s operational and financial performance during the first half of 2012.

The operating losses for the Corporate segment were 4.3 percent of consolidated net sales for the three months ended March 31, 2012 as compared to 4.8 percent for the comparative period in 2011.

Interest Expense

Net interest expense increased $0.4 million to $8.7 million for the three months ended March 31, 2012 from $8.3 million for the three months ended March 31, 2011 due to increased debt in 2012 compared to 2011.

Discontinued Operations

Discontinued operations represent reclassification of operating results, including gain/loss on sale, for Fabco Automotive and Bostrom Seating, net of tax.  The sales of Fabco and Bostrom occurred in 2011.  We have reclassified prior period operating results, including the gain/loss on the sale transactions, to discontinued operations.

Changes in Financial Condition

At March 31, 2012, we had total assets of $887.9 million, as compared to total assets of $868.9 million at December 31, 2011.  The $19.1 million, or 2.2%, increase in total assets primarily resulted from changes in working capital partially offset by a reduction in cash.  We define working capital as current assets (excluding cash) less current liabilities.

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

The following table summarizes the major components of our working capital as of the periods listed below:

	March 31,	December 31,
	2012	2011
Accounts receivable	$119,758	$98,075
Inventories	82,677	72,827
Deferred income taxes (current)	7,675	7,675
Other current assets	5,053	4,657
Accounts payable	(88,644)	(80,261)
Accrued payroll and compensation	(20,078)	(16,466)
Accrued interest payable	(5,080)	(12,503)
Accrued workers compensation	(4,902)	(4,936)
Other current liabilities	(16,573)	(14,323)
Working Capital	$79,886	$54,745

Significant changes in working capital included:
•	an increase in receivables of $21.7 million due to the comparative increase in revenue in the months leading up to the respective period-end dates;
•	an increase in inventory of $9.9 million due to increase in sales demand;
•
an increase of accounts payable of $8.4 million primarily due to the increase in raw material purchases in the months leading up to the respective period-end dates and obtaining better credit terms with our major raw material suppliers;

•	a decrease in accrued interest payable of $7.4 million primarily due to payment in February 2012 of our semi-annual interest payment for our senior secured notes.

Capital Resources and Liquidity

Our primary sources of liquidity during the three months ended March 31, 2012 were cash reserves.  We believe that cash from operations, existing cash reserves, and our ABL facility will provide adequate funds for our working capital needs, planned capital expenditures and cash interest payments through 2012 and the foreseeable future.

As of March 31, 2012, we had $36.6 million of cash plus $67.2 million in availability under our ABL credit facility for total liquidity of $103.8 million.

Our ability to fund working capital needs, planned capital expenditures, scheduled semi-annual interest payments, and to comply with any financial covenants under our ABL credit facility depends on our future operating performance and cash flow, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

Operating Activities

Net cash used in operating activities during the three months ended March 31, 2012 amounted to $10.8 million compared to a use of $40.7 million for the period ended March 31, 2011.  The use of cash in 2012 was a result of increased working capital requirements, primarily receivables and inventories, which are expected in an environment of increasing product demand.  During a period of increasing sales demand, our working capital needs also rise.

Investing Activities

Net cash used in investing activities totaled $9.4 million for the three months ended March 31, 2012 compared to a use of $6.0 million for the period ended March 31, 2011.  Our most significant cash outlays for investing activities are the purchases of property, plant and equipment.  During the three months ended March 31, 2012, we entered into a capital lease agreement and, as a result, had cash inflows of $7.9 million for reimbursement of payments previously made to the manufacturer.  Also, during the three months ended March 31, 2012, we had cash inflows of $1.0 million related to the expiration of an escrow account established for the sale of our Bostrom Seating subsidiary.  During the three months ended March 31, 2011, we had cash inflows of $7.8 million related to the sale of Bostrom Seating.  Capital expenditures for 2012 are currently expected to be approximately $70 million to $80 million, which we expect to fund through existing cash reserves or from our ABL facility.

Financing Activities

No cash was provided by or used in financing activities for the three months ended March 31, 2012 or for the three months ended March 31, 2011.

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

The ABL Facility

In connection with the Refinancing, we entered into our ABL facility, which is a senior secured asset based revolving credit facility, in an aggregate principal amount of up to $75.0 million, with the right to increase the availability under the facility by up to $25.0 million in the aggregate.  On February 7, 2012, we exercised our option to increase the loan commitments under the ABL facility by $25.0 million (for a total aggregate availability of $100.0 million) by entering into an asset-backed loan (ABL) incremental agreement.  The ABL facility matures on July 29, 2014 and provides for loans and letters of credit in an aggregate amount up to the amount of the facility, subject to meeting certain borrowing base conditions, with sub-limits of up to $10.0 million for swingline loans and $25.0 million to be available for the issuance of letters of credit.  Loans under the ABL facility bear interest at an annual rate equal to, at our option, either LIBOR plus 3.50% or Base Rate plus 2.75%, subject to changes based on our leverage ratio as defined in the ABL facility.

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

Senior Secured Notes

Also in connection with the Refinancing, we issued $310.0 million aggregate principal amount of senior secured notes.  Under the terms of the indenture governing the senior secured notes, the senior secured notes bear interest at a rate of 9.5% per year, paid semi-annually in February and August, and mature on August 1, 2018.  Prior to maturity we may redeem the senior secured notes on the terms set forth in the indenture governing the senior secured notes. The senior secured notes are guaranteed by the Guarantors, and the senior secured notes and the related guarantees are secured by first priority liens on the Notes Priority Collateral and second priority liens on the ABL Priority Collateral.  On February 15, 2011, we completed an exchange offer pursuant to which all our outstanding senior secured notes were exchanged for registered securities with identical terms (other than terms related to registration rights) to the senior secured notes issued July 29, 2010.

Restrictive Debt Covenants.  Our credit documents (the ABL facility and the indenture governing the senior secured notes) contain operating covenants that limit the discretion of management with respect to certain business matters.  These covenants place significant restrictions on, among other things, the ability to incur additional debt, to pay dividends, to create liens, to make certain payments and investments and to sell or otherwise dispose of assets and merge or consolidate with other entities.  In addition, the ABL facility contains a financial covenant which requires us to maintain a fixed charge coverage ratio during any compliance period, which is anytime when the excess availability is less than or equal to the greater of $10.0 million or 15 percent of the total commitment under the ABL facility.  Due to the amount of our excess availability (as calculated under the ABL facility), the Company is not currently in a compliance period, and we do not have to maintain a fixed charge coverage ratio, although this is subject to change.  We expect to be in compliance with all restrictive debt covenants through the next twelve months.

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

Critical Accounting Policies and Estimates.  We have made a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America.  Actual results could differ significantly from those estimates under different assumptions and conditions.  We included in our Form 10-K for the year ended December 31, 2011 a discussion of our most critical accounting policies, which are those that have a material impact on our financial condition or operating performance and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

Such forward-looking statements are based on assumptions and estimates, which although believed to be reasonable, may turn out to be incorrect.  Therefore, undue reliance should not be placed upon these estimates and statements.  We cannot assure that any of these statements, estimates, or beliefs will be realized and actual results may differ from those contemplated in these “forward-looking statements.”  We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise.  You are advised to consult further disclosures we may make on related subjects in our filings with the SEC.  In addition to other factors discussed in this report, some of the important factors that could cause actual results to differ materially from those discussed in the forward-looking statements include, without limitation, the following:

•	a delayed or less robust than anticipated commercial vehicle industry recovery in 2012 could have a material adverse effect on our business;
•	the loss of a major customer could have a material adverse effect on our business;
•	the demands of original equipment manufacturers for price reductions may adversely affect profitability;
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

For further information, refer to the business description and additional risk factors sections included in our Form 10-K for the year ended December 31, 2011, as filed with the SEC.

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

Foreign Currency Risk

Certain forecasted transactions, assets, and liabilities are exposed to foreign currency risk. We monitor our foreign currency exposures to maximize the overall effectiveness of our foreign currency derivatives. The principal currencies of exposure are the Canadian Dollar and Mexican Peso. From time to time, we use foreign currency financial instruments to offset the impact of the variability in exchange rates on our operations, cash flows, assets and liabilities.  At March 31, 2012, the notional amount of open foreign exchange forward contracts was $1,215.

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

Raw Material/Commodity Price Risk

We rely upon the supply of certain raw materials and commodities in our production processes, and we have entered into firm purchase commitments for certain metals and natural gas. Additionally, from time to time, we use commodity price swaps and futures contracts to manage the variability in certain commodity prices on our operations and cash flows. At March 31, 2012 we had no open commodity price swaps or futures contracts.

Interest Rate Risk

We use long-term debt as a primary source of capital. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for our long-term fixed-rate debt and other types of long-term debt at March 31, 2012:

(Dollars in thousands)	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
Long-term Debt:
Fixed Rate	—	—	—	—	—	$310,000	$310,000	$322,400
Average Rate	—	—	—	—	—	9.50%	9.50%
Variable Rate	—	—	$20,000	—	—	—	$20,000	$20,000
Average Rate	—	—	4.2%	—	—	—	4.2%

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

10.1	—	Capital Lease Agreements, dated February 10, 2012. Previously filed as an exhibit to the Form 8-K filed on February 16, 2012, and incorporated herein by reference.
10.2	—	Incremental Commitment Agreement, dated February 7, 2012. Previously filed as an exhibit to the Form 8-K filed on February 8, 2012 and incorporated herein by reference.
31.1†	—	Section 302 Certification of Richard F. Dauch in connection with the Quarterly Report of Form 10-Q on Accuride Corporation for the period ended March 31, 2012.
31.2†	—	Section 302 Certification of Gregory A. Risch in connection with the Quarterly Report on Form 10-Q of Accuride Corporation for the period ended March 31, 2012.
32.1††	—	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
101.INS†	—	XBRL Instance Document
101.SCH†	—	XBRL Taxonomy Extension Schema Document
101.CAL†	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB†	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	—	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF†	—	XBRL Taxonomy Extension Definition Linkbase Document

†	Filed herewith
††	Furnished herewith
*	Management contract or compensatory agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCURIDE CORPORATION

/s/ RICHARD F. DAUCH	Dated:	May 4, 2012
Richard F. Dauch
President and Chief Executive Officer
(Principal Executive Officer)

/s/ GREGORY A. RISCH	Dated:	May 4, 2012
Gregory A. Risch
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)