Form 10-Q
period 2012-06-30
ACCURIDE CORP
filed 2012-08-09
CIK 817979

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012.

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒ No ☐

As of August 1, 2012, 47,385,314 shares of Accuride Corporation common stock, par value $.01 per share, were outstanding.

ACCURIDE CORPORATION

Part I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

ACCURIDE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
(In thousands, except for share and per share data)	2012	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$35,661	$56,915
Customer receivables, net of allowance for doubtful accounts of $542 and $676 in 2012 and 2011, respectively	106,352	90,001
Other receivables	8,326	8,074
Inventories	82,299	72,827
Deferred income taxes	7,675	7,675
Prepaid expenses and other current assets	5,715	4,657
Total current assets	246,028	240,149
PROPERTY, PLANT AND EQUIPMENT, net	288,776	271,562
OTHER ASSETS:
Goodwill	163,536	163,536
Other intangible assets, net	175,958	181,349
Deferred financing costs, net of accumulated amortization of $3,273 and $2,419 in 2012 and 2011, respectively	7,595	8,449
Other	2,399	3,817
TOTAL	$884,292	$868,862
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$83,584	$80,261
Accrued payroll and compensation	14,556	16,466
Accrued interest payable	12,480	12,503
Accrued workers compensation	5,388	4,936
Accrued and other liabilities	18,245	14,323
Total current liabilities	134,253	128,489
LONG-TERM DEBT	323,607	323,082
DEFERRED INCOME TAXES	22,379	21,001
NON-CURRENT INCOME TAXES PAYABLE	7,898	7,898
OTHER POSTRETIREMENT BENEFIT PLAN LIABILITY	77,176	76,563
PENSION BENEFIT PLAN LIABILITY	46,281	50,863
OTHER LIABILITIES	17,639	3,583
COMMITMENTS AND CONTINGENCIES (Note 6)	—	—
STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.01 par value; 10,000,000 shares authorized	—	—
Common Stock, $0.01 par value; 80,000,000 shares authorized, 47,380,967 and 47,286,768 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively, and additional paid-in-capital	436,873	435,368
Accumulated other comprehensive loss	(34,461)	(34,422)
Accumulated deficiency	(147,353)	(143,563)
Total stockholders’ equity	255,059	257,383
TOTAL	$884,292	$868,862

See notes to unaudited condensed consolidated financial statements.

ACCURIDE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands except per share data)	2012	2011	2012	2011

NET SALES	$268,783	$241,872	$538,301	$452,767
COST OF GOODS SOLD	243,958	219,428	491,376	413,033
GROSS PROFIT	24,825	22,444	46,925	39,734
OPERATING EXPENSES:
Selling, general and administrative	15,233	13,984	30,097	29,833
INCOME FROM OPERATIONS	9,592	8,460	16,828	9,901
OTHER INCOME (EXPENSE):
Interest expense, net	(8,658)	(8,400)	(17,403)	(16,740)
Other income (loss), net	(436)	233	(279)	2,396
INCOME (LOSS) BEFORE INCOME TAXES FROM CONTINUING OPERATIONS	498	293	(854)	(4,443)
INCOME TAX PROVISION (BENEFIT)	1,339	(107)	2,936	392
INCOME (LOSS) FROM CONTINUING OPERATIONS	(841)	400	(3,790)	(4,835)
DISCONTINUED OPERATIONS, NET OF TAX	—	877	—	951
NET INCOME (LOSS)	$(841)	$1,277	$(3,790)	$(3,884)
Weighted average common shares outstanding—basic	47,376	47,277	47,347	47,259
Basic income (loss) per share – continuing operations	$(0.02)	$0.01	$(0.08)	$(0.10)
Basic income (loss) per share – discontinued operations	—	0.02	—	0.02
Basic income (loss) per share	$(0.02)	$0.03	$(0.08)	$(0.08)
Weighted average common shares outstanding—diluted	47,376	47,442	47,347	47,259
Diluted income (loss) per share – continuing operations	$(0.02)	$0.01	$(0.08)	$(0.10)
Diluted income (loss) per share – discontinued operations	—	0.02	—	0.02
Diluted income (loss) per share	$(0.02)	$0.03	$(0.08)	$(0.08)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation adjustments	179	(28)	(39)	(147)
COMPREHENSIVE INCOME (LOSS)	$(662)	$1,249	$(3,829)	$(4,031)

See notes to unaudited condensed consolidated financial statements.

ACCURIDE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(In thousands)	Comprehensive Loss	Common Stock and Additional Paid-in- Capital	Accumulated Other Comprehensive Loss	Accumulated Deficiency	Total Stockholders’ Equity
BALANCE at January 1, 2011		$433,192	$(8,561)	$(126,532)	$298,099
Net loss	$(17,031)	—	—	(17,031)	(17,031)
Share-based compensation expense	—	2,397	—	—	2,397
Tax impact of forfeited vested shares	—	(221)	—	—	(221)
Other comprehensive loss:
Pension liability adjustment (net of tax)	(25,861)	—	(25,861)	—	(25,861)
Comprehensive loss	$(42,892)
BALANCE—January 1, 2012		435,368	(34,422)	(143,563)	257,383
Net loss	$(3,790)	—	—	(3,790)	(3,790)
Share-based compensation expense	—	1,715	—	—	1,715
Tax impact of forfeited vested shares	—	(210)	—	—	(210)
Other comprehensive loss:
Pension liability adjustment (net of tax)	(39)	—	(39)	—	(39)
Comprehensive loss	$(3,829)
BALANCE—June 30, 2012		$436,873	$(34,461)	$(147,353)	$255,059

ACCURIDE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(In thousands)	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,790)	$(3,884)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property, plant and equipment	19,921	19,188
Amortization – deferred financing costs	1,379	1,379
Amortization – other intangible assets	5,391	6,765
Loss on disposal of assets	171	444
Provision for deferred income taxes	1,395	—
Non-cash stock-based compensation	1,715	1,280
Non-cash change in warrant liability	—	(2,426)
Changes in certain assets and liabilities:
Receivables	(16,603)	(48,594)
Inventories	(9,472)	(16,415)
Prepaid expenses and other assets	(1,111)	(5,388)
Accounts payable	7,064	24,121
Accrued and other liabilities	(2,663)	(2,700)
Net cash provided by (used in) operating activities	3,397	(26,230)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(25,651)	(22,577)
Proceeds from sale of discontinued operations	1,000	7,785
Payments for acquisition, net of cash received	—	(22,381)
Net cash used in investing activities	(24,651)	(37,173)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in revolving credit advance	—	20,000
Net cash provided by financing activities	—	20,000
DECREASE IN CASH AND CASH EQUIVALENTS	(21,254)	(43,403)
CASH AND CASH EQUIVALENTS—Beginning of period	56,915	78,466
CASH AND CASH EQUIVALENTS—End of period	$35,661	$35,063

Supplemental cash flow information:
Cash paid for interest	$15,905	$15,501
Cash paid for income taxes	893	839
Non-cash transactions:
Purchases of property, plant and equipment in accounts payable	$4,702	$3,185

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

The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012.  The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto disclosed in Accuride’s Annual Report on Form 10-K for the year ended December 31, 2011.

On January 31, 2011, substantially all of the assets, liabilities and business of our Bostrom Seating subsidiary were sold to a subsidiary of Commercial Vehicle Group, Inc. for approximately $8.8 million and resulted in recognition of a $0.2 million loss on our consolidated statement of operations in the six months ended June 30, 2011, which have been reclassified to discontinued operations.  Of the purchase price, $1.0 million was placed into a one year escrow securing the indemnification obligations of Bostrom to Commercial Vehicle Group, Inc.  During the six months ended June 30, 2012, the escrow was terminated and the Company received the full balance of $1.0 million from the escrow.  See Note 2 “Discontinued Operations” for further discussion.

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

Earnings Per Common Share – Basic and diluted earnings per common share were computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands except per share data)	2012	2011	2012	2011

Numerator:
Net income (loss)	$(841)	$1,277	$(3,790)	$(3,884)
Denominator:
Weighted average shares outstanding – Basic	47,376	47,277	47,347	47,259
Effect of dilutive share-based awards	—	165	—	—
Weighted average shares outstanding - Diluted	47,376	47,442	47,347	47,259

Basic income (loss) per common share	$(0.02)	$0.03	$(0.08)	$(0.08)
Diluted income (loss) per common share	$(0.02)	$0.03	$(0.08)	$(0.08)

As of June 30, 2012, there were options exercisable for 221,541 shares that were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.  As of June 30, 2011, there were warrants exercisable for 2,205,882 shares that were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.  The warrants were exercisable at an exercise price of $21.00 per share and expired on February 26, 2012 unexercised.

Stock-Based Compensation –Compensation expense for share-based compensation programs was recognized as follows as a component of operating expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2012	2011	2012	2011

Share-based compensation expense recognized	$967	$698	$1,715	$1,280

As of June 30, 2012, there was approximately $4.8 million of unrecognized pre-tax compensation expense related to share-based awards not yet vested that will be recognized over a weighted-average period of 1.3 years.

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

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  This guidance amends U.S. GAAP to conform with measurement and disclosure requirements in IFRS.  The amendments change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements, and they include those that clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements and those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.  In addition, to improve consistency in application across jurisdictions, some changes in wording are necessary to ensure that U.S. GAAP and IFRS fair value measurement and disclosure requirements are described in the same way.  This amended guidance is to be applied prospectively and is effective for fiscal years beginning after December 15, 2011.  The Company adopted ASU No. 2011-04 effective January 1, 2012 and it did not have a material impact on our consolidated financial statements.

Note 2 – Discontinued Operations

The Company has reclassified certain operating results and the loss on sale transactions for Fabco Automotive and Bostrom Seating to discontinued operations.  The following table presents sales and income from operations attributable to Fabco and Bostrom Seating.

	Three Months Ended June 30,	Six Months Ended June 30
(In thousands)	2011	2011

Net sales	$6,318	$14,262

Income from operations	877	1,111
Income tax benefit	(2)	(1)
Loss on sale	(2)	(161)
Discontinued operations	$877	$951

Note 3 - Inventories

Inventories at June 30, 2012 and December 31, 2011, on a FIFO basis, were as follows:

(In thousands)	June 30, 2012	December 31, 2011
Raw materials	$22,080	$18,727
Work in process	24,286	18,425
Finished manufactured goods	35,933	35,675
Total inventories	$82,299	$72,827

Note 4 - Goodwill and Other Intangible Assets

The following represents the carrying amount of goodwill, on a reportable segment basis, as of January 1, 2012 and June 30, 2012:

(In thousands)	Wheels	Gunite	Brillion Iron Works	Total
Balance as of January 1, 2012	$96,283	$62,839	$4,414	$163,536
Balance as of June 30, 2012	$96,283	$62,839	$4,414	$163,536

The changes in the carrying amount of other intangible assets for the period January 1, 2012 to June 30, 2012, by reportable segment, are as follows:

(In thousands)	Wheels	Gunite	Brillion Iron Works	Corporate	Total
Balance as of January 1, 2012	$138,575	$38,968	$2,997	$809	$181,349
Amortization	(3,953)	(1,100)	(82)	(256)	(5,391)
Balance as of June 30, 2012	$134,622	$37,868	$2,915	$553	$175,958

The summary of goodwill and other intangible assets is as follows:

(In thousands)		As of June 30, 2012			As of December 31, 2011
	Weighted Average Useful Lives	Gross Amount	Accumulated Amortization	Carrying Amount	Gross Amount	Accumulated Amortization	Carrying Amount
Goodwill	—	$163,536	$—	$163,536	$163,536	$—	$163,536
Other intangible assets:
Non-compete agreements	2.0	$1,023	$470	$553	$1,023	$214	$809
Trade names	—	33,200	—	33,200	33,200	—	33,200
Technology	10.0	38,849	9,172	29,677	38,849	7,248	31,601
Customer relationships	19.9	129,093	16,565	112,528	129,093	13,354	115,739
Other intangible assets:		$202,165	$26,207	$175,958	$202,165	$20,816	$181,349

We estimate that our amortization expense for our other intangible assets for 2012 through 2016 will be approximately $10.8 million for 2012, $10.6 million for 2013 and $10.3 million for each year from 2014 through 2016.

Note 5 - Pension and Other Postretirement Benefit Plans

Components of net periodic benefit cost for the three and six months ended June 30:

	For The Three Months Ended June 30,				For The Six Months Ended June 30,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
(In thousands)	2012	2011	2012	2011	2012	2011	2012	2011
Service cost-benefits earned during the period	$511	$385	$113	$130	$1,028	$769	$228	$259
Interest cost on projected benefit obligation	2,806	3,015	971	1,079	5,637	6,020	1,945	2,157
Expected return on plan assets	(2,957)	(3,247)	—	—	(5,945)	(6,482)	—	—
Amortization of net transition (asset) obligation	—	—	—	—	—	—	—	—
Amortization of prior service (credit) cost	11	11	—	—	22	22	—	—
Amortization of (gain)/loss	266	—	(8)	—	536	—	(16)	—
Total benefits cost charged to income	$637	$164	$1,076	$1,209	$1,278	$329	$2,157	$2,416

As of June 30, 2012, $5.8 million has been contributed to our sponsored pension plans.  We presently anticipate contributing an additional $8.7 million to fund our pension plans during 2012 for a total of $14.5 million.  On July 6, 2012, The Moving Ahead for Progress in the 21st Century Act, which includes provisions related to pension funding stabilization, was signed into law.  We are currently assessing the impact that this law will have on our pension funding for the remainder of 2012.

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

As of June 30, 2012, we had an environmental reserve of approximately $1.5 million, related primarily to our foundry operations. This reserve is based on management’s review of potential liabilities as well as cost estimates related thereto. The reserve takes into account the benefit of a contractual indemnity given to us by a prior owner of our wheel-end subsidiary. The failure of the indemnitor to fulfill its obligations could result in future costs that may be material. Any expenditures required for us to comply with applicable environmental laws and/or pay for any remediation efforts will not be reduced or otherwise affected by the existence of the environmental reserve. Our environmental reserve may not be adequate to cover our future costs related to the sites associated with the environmental reserve, and any additional costs may have a material adverse effect on our business, results of operations or financial condition. The discovery of additional environmental issues, the modification of existing laws or regulations or the promulgation of new ones, more vigorous enforcement by regulators, the imposition of joint and several liability under CERCLA or analogous state laws, or other unanticipated events could also result in a material adverse effect.

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

As of June 30, 2012, we had approximately 3,474 employees, of which 672 were salaried employees with the remainder paid hourly. Unions represent approximately 2,014 of our employees, which is approximately 58% of our total employees. Each of our unionized facilities has a separate contract with the union that represents the workers employed at such facility. The union contracts expire at various times over the next few years with the exception of our union contract that covers the hourly employees at our Monterrey, Mexico, facility, which expires on an annual basis in January unless otherwise renewed. The 2012 negotiations in Monterrey were successfully completed prior to the expiration of our union contract. In 2012, we extended the labor contract at our London, Ontario facility through March 15, 2013.

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

The carrying amounts of cash and cash equivalents, trade receivables, and accounts payable approximate fair value because of the relatively short maturity of these instruments.  The fair value of our 9.5% senior secured notes based on market quotes, which we determined to be Level 1 inputs, at June 30, 2012 was approximately $318.5 million compared to the carrying amount of $303.6 million.  The fair value of our 9.5% senior secured notes based on market quotes, which we determined to be Level 1 inputs, at December 31, 2011 was approximately $300.5 million compared to the carrying amount of $303.1 million.  The Company believes the fair value of our ABL facility at June 30, 2012 and December 31, 2011 equals the carrying value of $20.0 million.  As of June 30, 2012 and December 31, 2011 we had no other remaining financial instruments.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2012	2011	2012	2011
Net sales:
Wheels	$112,881	$102,927	$229,825	$194,436
Gunite	67,280	67,093	135,843	126,324
Brillion Iron Works	49,326	38,194	93,136	73,454
Imperial Group	39,296	33,658	79,497	58,553
Consolidated total	$268,783	$241,872	$538,301	$452,767

Operating income (loss):
Wheels	$16,106	$12,136	$34,548	$23,624
Gunite	(1,875)	3,793	(4,043)	2,076
Brillion Iron Works	7,598	689	10,771	1,422
Imperial Group	(302)	1,762	(821)	2,891
Corporate / Other	(11,935)	(9,920)	(23,627)	(20,112)
Consolidated total	$9,592	$8,460	$16,828	$9,901

Current and prior period operating results from Bostrom Seating and Fabco Automotive were reclassified to discontinued operations during the three and six months ended June 30, 2012.  Excluded from net sales above, are inter-segment sales from Brillion Iron Works to Gunite, as shown in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2012	2011	2012	2011
Inter-segment sales	$8,874	$8,589	$17,730	$17,065

	As of
(In thousands)	June 30, 2012	December 31, 2011
Total assets:
Wheels	$509,701	$509,829
Gunite	204,424	188,053
Brillion Iron Works	67,818	63,216
Imperial Group	51,710	43,581
Corporate / Other	50,639	64,183
Consolidated total	$884,292	$868,862

Note 9 - Debt

As of June 30, 2012, total debt was $323.6 million consisting of $303.6 million of our outstanding 9.5% senior secured notes, net of discount and a $20.0 million draw on our ABL facility. As of December 31, 2011, total debt was $323.1 million consisting of $303.1 million of our outstanding 9.5% senior secured notes, net of discount and a $20.0 million draw on our ABL facility.

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

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012
(In thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
ASSETS
Cash and cash equivalents	$33,737	$(4,717)	$6,641	—	$35,661
Customer and other receivables, net	43,319	106,453	20,579	$(55,673)	114,678
Inventories	27,280	48,993	6,026	—	82,299
Other current assets	5,315	5,807	2,268	—	13,390
Total current assets	109,651	156,536	35,514	(55,673)	246,028
Property, plant, and equipment, net	85,747	158,042	44,987	—	288,776
Goodwill	96,283	67,253	—	—	163,536
Intangible assets, net	135,175	40,783	—	—	175,958
Investments in and advances to subsidiaries and affiliates	287,190	—	—	(287,190)	—
Deferred income taxes	—	7,781	382	(8,163)	—
Other non-current assets	8,918	830	246	—	9,994
TOTAL	$722,964	$431,225	$81,129	$(351,026)	$884,292
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$15,112	$55,560	$12,912	—	$83,584
Accrued payroll and compensation	2,123	8,985	3,448	—	14,556
Accrued interest payable	12,480	—	—	—	12,480
Other current liabilities	59,815	14,931	4,560	$(55,673)	23,633
Total current liabilities	89,530	79,476	20,920	(55,673)	134,253
Long-term debt	323,607	—	—	—	323,607
Deferred and non-current income taxes	38,440	—	—	(8,163)	30,277
Other non-current liabilities	16,328	104,014	20,754	—	141,096
Stockholders’ equity	255,059	247,735	39,455	(287,190)	255,059
TOTAL	$722,964	$431,225	$81,129	$(351,026)	$884,292

	December 31, 2011
(In thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
ASSETS
Cash and cash equivalents	$51,578	$(2,770)	$8,107	—	$56,915
Customer and other receivables, net	36,736	100,097	12,099	$(50,857)	98,075
Inventories	26,655	39,555	6,617	—	72,827
Other current assets	4,441	5,771	2,120	—	12,332
Total current assets	119,410	142,653	28,943	(50,857)	240,149
Property, plant, and equipment, net	73,765	150,900	46,897	—	271,562
Goodwill	96,283	67,253	—	—	163,536
Intangible assets, net	139,384	41,965	—	—	181,349
Investments in and advances to subsidiaries and affiliates	281,552	—	—	(281,552)	—
Other non-current assets	9,880	8,883	1,649	(8,146)	12,266
TOTAL	$720,274	$411,654	$77,489	$(340,555)	$868,862
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$17,615	$52,938	$9,708	—	$80,261
Accrued payroll and compensation	3,079	9,167	4,220	—	16,466
Accrued interest payable	12,503	—	—	—	12,503
Other current liabilities	52,932	13,542	3,642	$(50,857)	19,259
Total current liabilities	86,129	75,647	17,570	(50,857)	128,489
Long-term debt	323,082	—	—	—	323,082
Deferred and non-current income taxes	37,045	—	—	(8,146)	28,899
Other non-current liabilities	16,635	91,447	22,927	—	131,009
Stockholders’ equity	257,383	244,560	36,992	(281,552)	257,383
TOTAL	$720,274	$411,654	$77,489	$(340,555)	$868,862

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30, 2012
(In thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$119,374	$159,890	$41,505	$(51,986)	$268,783
Cost of goods sold	103,971	154,919	37,054	(51,986)	243,958
Gross profit	15,403	4,971	4,451	—	24,825
Operating expenses	13,919	1,230	84	—	15,233
Income from operations	1,484	3,741	4,367	—	9,592
Other income (expense):
Interest expense, net	(8,540)	(122)	4	—	(8,658)
Equity in earnings of subsidiaries	7,284	—	—	(7,284)	—
Other income (loss), net	(996)	—	560	—	(436)
Income (loss) before income taxes from continuing operations	(768)	3,619	4,931	(7,284)	498
Income tax provision	73	—	1,266	—	1,339
Income (loss) from continuing operations	(841)	3,619	3,665	(7,284)	(841)
Discontinued operations, net of tax	—	—	—	—	—
Net income (loss)	$(841)	$3,619	$3,665	$(7,284)	$(841)

Comprehensive income (loss)	$(841)	$3,619	$3,844	$(7,284)	$(662)

	Three Months Ended June 30, 2011
(In thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$111,793	$133,347	$40,510	$(43,778)	$241,872
Cost of goods sold	98,258	126,657	38,291	(43,778)	219,428
Gross profit	13,535	6,690	2,219	—	22,444
Operating expenses	12,364	1,554	66	—	13,984
Income from operations	1,171	5,136	2,153	—	8,460
Other income (expense):
Interest expense, net	(8,185)	(700)	485	—	(8,400)
Equity in earnings of subsidiaries	7,528	—	—	(7,528)	—
Other income (loss), net	407	24	(198)	—	233
Income (loss) before income taxes from continuing operations	921	4,460	2,440	(7,528)	293
Income tax provision (benefit)	(356)	—	249	—	(107)
Income (loss) from continuing operations	1,277	4,460	2,191	(7,528)	400
Discontinued operations, net of tax	—	—	877	—	877
Net income (loss)	$1,277	$4,460	$3,068	$(7,528)	$1,277

Comprehensive income (loss)	$1,277	$4,460	$3,040	$(7,528)	$1,249

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Six Months Ended June 30, 2012
(In thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$241,950	$315,682	$78,959	$(98,290)	$538,301
Cost of goods sold	206,905	309,960	72,801	(98,290)	491,376
Gross profit	35,045	5,722	6,158	—	46,925
Operating expenses	27,591	2,350	156	—	30,097
Income from operations	7,454	3,372	6,002	—	16,828
Other income (expense):
Interest expense, net	(17,119)	(197)	(87)	—	(17,403)
Equity in earnings of subsidiaries	7,525	—	—	(7,525)	—
Other income (loss), net	(216)	—	(63)	—	(279)
Income (loss) before income taxes from continuing operations	(2,356)	3,175	5,852	(7,525)	(854)
Income tax provision	1,434	—	1,502	—	2,936
Income (loss) from continuing operations	(3,790)	3,175	4,350	(7,525)	(3,790)
Discontinued operations, net of tax	—	—	—	—	—
Net income (loss)	$(3,790)	$3,175	$4,350	$(7,525)	$(3,790)

Comprehensive income (loss)	$(3,790)	$3,175	$4,311	$(7,525)	$(3,829)

	Six Months Ended June 30, 2011
(In thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$213,116	$246,067	$78,250	$(84,666)	$452,767
Cost of goods sold	190,489	233,324	73,886	(84,666)	413,033
Gross profit	22,627	12,743	4,364	—	39,734
Operating expenses	25,268	4,421	144	—	29,833
Income (loss) from operations	(2,641)	8,322	4,220	—	9,901
Other income (expense):
Interest expense, net	(16,307)	(999)	566	—	(16,740)
Equity in earnings of subsidiaries	11,756	—	—	(11,756)	—
Other income (loss), net	2,870	15	(489)	—	2,396
Income (loss) before income taxes from continuing operations	(4,322)	7,338	4,297	(11,756)	(4,443)
Income tax provision (benefit)	(438)	—	830	—	392
Income (loss) from continuing operations	(3,884)	7,338	3,467	(11,756)	(4,835)
Discontinued operations, net of tax	—	—	951	—	951
Net income (loss)	$(3,884)	$7,338	$4,418	$(11,756)	$(3,884)

Comprehensive income (loss)	$(3,884)	$7,338	$4,271	$(11,756)	$(4,031)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2012
(In thousands)	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,790)	$3,175	$4,350	$(7,525)	$(3,790)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	4,574	11,829	3,518	—	19,921
Amortization – deferred financing costs	1,379	—	—	—	1,379
Amortization – other intangible assets	4,209	1,182	—	—	5,391
(Gain) loss on disposal of assets	(2,075)	2,200	46	—	171
Deferred income taxes	1,395	—	—	—	1,395
Non-cash stock-based compensation	1,715	—	—	—	1,715
Equity in earnings of subsidiaries and affiliates	(7,525)	—	—	7,525	—
Change in other operating items	(5,661)	(9,793)	(7,331)	—	(22,785)
Net cash provided by (used in) operating activities	(5,779)	8,593	583	—	3,397

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(13,572)	(10,540)	(1,539)	—	(25,651)
Other	—	—	1,000	—	1,000
Net cash used in investing activities	(13,572)	(10,540)	(539)	—	(24,651)

CASH FLOWS FROM FINANCING ACTIVITIES
Other	1,510	—	(1,510)	—	—
Net cash provided by (used in) financing activities	1,510	—	(1,510)	—	—

Decrease in cash and cash equivalents	(17,841)	(1,947)	(1,466)	—	(21,254)
Cash and cash equivalents, beginning of period	51,578	(2,770)	8,107	—	56,915
Cash and cash equivalents, end of period	$33,737	$(4,717)	$6,641	$—	$35,661

	Six Months Ended June 30, 2011
(In thousands)	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,884)	$7,338	$4,418	$(11,756)	$(3,884)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	4,161	10,607	4,420	—	19,188
Amortization – deferred financing costs	1,379	—	—	—	1,379
Amortization – other intangible assets	4,665	1,430	670	—	6,765
(Gain) loss on disposal of assets	(580)	(1,033)	2,057	—	444
Deferred income taxes	1	—	(1)	—	—
Non-cash stock-based compensation	1,280	—	—	—	1,280
Equity in earnings of subsidiaries and affiliates	(11,756)	—	—	11,756	—
Non-cash change in warrant liability	(2,426)	—	—	—	(2,426)
Change in other operating items	(33,821)	535	(15,690)	—	(48,976)
Net cash provided by (used in) operating activities	(40,981)	18,877	(4,126)	—	(26,230)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(3,663)	(17,504)	(1,410)	—	(22,577)
Other	(22,381)	—	7,785	—	(14,596)
Net cash provided by (used in) investing activities	(26,044)	(17,504)	6,375	—	(37,173)

CASH FLOWS FROM FINANCING ACTIVITIES:
Other	21,267	—	(1,267)	—	20,000
Net cash provided by (used in) financing activities	21,267	—	(1,267)	—	20,000

Increase (decrease) in cash and cash equivalents	(45,758)	1,373	982	—	(43,403)
Cash and cash equivalents, beginning of period	75,114	(2,000)	5,352	—	78,466
Cash and cash equivalents, end of period	$29,356	$(627)	$6,334	$—	$35,063

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The accompanying unaudited condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and such principles are applied on a basis consistent with the information reflected in our Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC.  In the opinion of management, the interim financial information includes all adjustments and accruals, consisting primarily of normal recurring adjustments, which are necessary for a fair presentation of results for the respective interim periods.  The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2012 or any interim period.  Except for the historical information contained herein, this quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties.  Our actual results may differ materially from those indicated by such forward-looking statements.

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

Our diversified customer base includes substantially all of the leading commercial vehicle OEMs, such as Daimler Truck North America, LLC, with its Freightliner and Western Star brand trucks, PACCAR, with its Peterbilt and Kenworth brand trucks, Navistar, with its International brand trucks, and Volvo Group North America, with its Volvo and Mack brand trucks. Our primary commercial trailer customers include leading commercial trailer OEMs, such as Great Dane Limited Partnership, Utility Trailer Manufacturing Company, and Wabash National, Inc. Our major light truck customer is General Motors Corporation. Our product portfolio is supported by strong sales, marketing and design engineering capabilities and is manufactured in 15 strategically located, technologically-advanced facilities across the United States, Mexico and Canada.

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

Results of Operations

Certain operating results from prior periods have been reclassified to discontinued operations to conform to the current year presentation.

Comparison of Financial Results for the Three Months Ended June 30, 2012 and 2011

	Three Months Ended June 30,
(In thousands)	2012	2011
Net sales	$268,783	$241,872
Cost of goods sold	243,958	219,428
Gross profit	24,825	22,444
Operating expenses	15,233	13,984
Income from operations	9,592	8,460
Interest expense, net	(8,658)	(8,400)
Other income (loss), net	(436)	233
Income tax provision (benefit)	1,339	(107)
Income (loss) from continuing operations	(841)	400
Discontinued operations, net of tax	—	877
Net income (loss)	$(841)	$1,277

Net Sales

	Three Months Ended June 30,
(In thousands)	2012	2011
Wheels	$112,881	$102,927
Gunite	67,280	67,093
Brillion	49,326	38,194
Imperial	39,296	33,658
Total	$268,783	$241,872

Our net sales for the three months ended June 30, 2012, were $268.8 million, which was an increase of 11.1 percent, compared to net sales of $241.9 million for the three months ended June 30, 2011.  Of the total increase, approximately $15.1 million was a result of higher volume demand due to increased production levels of the commercial vehicle market and its aftermarket segments in North America.  The increased vehicle production is a result of continued increased maintenance and replacement demand of commercial vehicles.  The remaining $11.8 million increase of net sales recognized was related to higher pricing, which mostly represented a pass-through of increased raw material and commodity costs.

Net sales for our Wheels segment increased nearly 9.7 percent during the three months ended June 30, 2012 compared to the same period in 2011 primarily due to increased volume for all three major OEM segments.  Net sales for our Gunite segment rose 0.3 percent due to $5.9 million in increased pricing related to a pass-through of raw material costs, partially offset by a reduction in sales units sold of $5.7 million.  Our Gunite products have a higher concentration of aftermarket demand, primarily due to the brake drum products that Gunite produces, which are replaced more often than our other products.  Our Brillion segment’s net sales increased by 29.1 percent due to higher demand in the industrial and agricultural markets and increased pricing of approximately $3.8 million related to a pass-through of raw material costs.  Net sales for our Imperial segment increased by 16.8 percent due to increased volume in Class 8 OEM production.

North American commercial vehicle industry production builds were, as follows:

	For the three months ended June 30,
	2012	2011
Class 8	78,070	60,542
Classes 5-7	50,284	44,620
Trailer	62,113	53,965

While we serve the commercial vehicle aftermarket segment, there is no industry data to compare our aftermarket sales to industry demand from period to period.

Cost of Goods Sold

The table below represents the significant components of our cost of goods sold.

	Three Months Ended June 30,
(In thousands)	2012	2011
Raw materials	$132,490	$119,701
Depreciation	10,075	8,779
Labor and other overhead	101,393	90,948
Total	$243,958	$219,428

Raw materials costs increased by $12.8 million, or 10.7 percent, during the three months ended June 30, 2012 due to increases in sales volume of approximately 8.3 percent and price of approximately 2.4 percent.  The price increases were primarily related to steel and aluminum, which represent nearly all of our material costs.

Depreciation increased by $1.3 million, or 14.8 percent during the three months ended June 30, 2012 due to the recent capital investments made.

Labor and overhead costs increased by 11.5 percent, which is slightly higher than the overall net sales volume increase of approximately 11.1 percent.

Operating Expenses

	Three Months Ended June 30,
(In thousands)	2012	2011
Selling, general, and administration	$10,619	$10,312
Research and development	1,907	1,125
Depreciation and amortization	2,707	2,547
Total	$15,233	$13,984

Selling, general, and administrative costs increased by $0.3 million in 2012 compared to the same period in 2011.  Research and development costs increased by $0.8 million due to increases in staff and travel expenses.

Depreciation and amortization expenses were impacted by divestiture and acquisition activities.

Operating Income (Loss)

	Three Months Ended June 30,
(In thousands)	2012	2011
Wheels	$16,106	$12,136
Gunite	(1,875)	3,793
Brillion	7,598	689
Imperial	(302)	1,762
Corporate/Other	(11,935)	(9,920)
Total	$9,592	$8,460

Operating income for the Wheels segment was 14.3 percent of its net sales for the three months ended June 30, 2012 compared to 11.8 percent for the three months ended June 30, 2011.  We continue to experience strong aluminum wheel demand, driven by fleet requirements to reduce operating costs and vehicle weight.  We are supporting this mix shift with the additional capacity installed at our plants in 2011 and 2012.  Additional planned investments in 2012-2013 will allow us to continue to meet future increases in aluminum wheel demand while we upgrade our steel wheel capabilities.

The operating income (loss) for the Gunite segment was (2.8) percent of its net sales for the three months ended June 30, 2012 and 5.7 percent for the three months ended June 30, 2011.  During the three months ended June 30, 2012, Gunite experienced softening aftermarket demand for Gunite products and continued to be negatively impacted by low-cost imports from competitors.   We expect Gunite’s operating income to improve in the second half of 2012 as new equipment is launched that will improve operating efficiencies.  Additionally, on July 25, 2012 we announced that the operations being conducted at Gunite’s Elkhart, Indiana facility would be consolidated into Gunite’s Rockford, Illinois facility and that we expected to close the Elkhart facility by the end of the first quarter of 2013.  We expect to recognize approximately $3.0 million of costs related to the closure.

Operating income for the Brillion segment was 15.4 percent of its net sales for the three months ended June 30, 2012 compared to 1.8 percent for same period in 2011.  Sales volume for our Brillion segment increased during 2012 as the industrial and agricultural markets continued to gain strength while increased pricing offset rising material costs.  Brillion continues to benefit from strong market demand, enabling it to selectively target higher-margin business with industrial and off-road customers.

The operating income (loss) for the Imperial segment was (0.8) percent of its net sales for the three months ended June 30, 2012 and 5.2 percent for the three months ended June 30, 2011.  Imperial made significant progress in eliminating its past-due position with customers.  Now operationally stable, we expect the business to return to profitability in the second half of 2012.

The operating losses for the Corporate segment were 4.4 percent of consolidated net sales for the three months ended June 30, 2012 as compared to 4.1 percent for the comparative period in 2011.  Increased costs related to engineering and supply chain were the primary drivers.

Interest Expense

Net interest expense increased $0.3 million to $8.7 million for the three months ended June 30, 2012 from $8.4 million for the three months ended June 30, 2011 due to increased debt in 2012 compared to 2011.

Discontinued Operations

Discontinued operations represent reclassification of operating results, including gain/loss on sale, for Fabco Automotive and Bostrom Seating, net of tax.  The sales of Fabco and Bostrom occurred in 2011.  We have reclassified prior period operating results, including the gain/loss on the sale transactions, to discontinued operations.

Comparison of Financial Results for the Six Months Ended June 30, 2012 and 2011

	Six Months Ended June 30,
(In thousands)	2012	2011
Net sales	$538,301	$452,767
Cost of goods sold	491,376	413,033
Gross profit	46,925	39,734
Operating expenses	30,097	29,833
Income from operations	16,828	9,901
Interest expense, net	(17,403)	(16,740)
Other income (loss), net	(279)	2,396
Income tax provision	2,936	392
Loss from continuing operations	(3,790)	(4,835)
Discontinued operations, net of tax	—	951
Net loss	$(3,790)	$(3,884)

Net Sales

	Six Months Ended June 30,
(In thousands)	2012	2011
Wheels	$229,825	$194,436
Gunite	135,843	126,324
Brillion	93,136	73,454
Imperial	79,497	58,553
Total	$538,301	$452,767

Our net sales for the six months ended June 30, 2012, were $538.3 million, which was an increase of 18.9 percent, compared to net sales of $452.8 million for the six months ended June 30, 2011.  Of the total increase, approximately $58.0 million was a result of higher volume demand due to increased production levels of the commercial vehicle market and its aftermarket segments in North America.  The increased vehicle production is a result of continued increased maintenance and replacement demand of commercial vehicles.  The remaining $27.5 million increase of net sales recognized was related to higher pricing, which mostly represented a pass-through of increased raw material and commodity costs.

Net sales for our Wheels segment increased nearly 18.2 percent during the six months ended June 30, 2012 compared to the same period in 2011 primarily due to increased volume for all three major OEM segments.  Net sales for our Gunite segment rose 7.5 percent due to approximately $13.8 million in increased pricing related to a pass-through of raw material costs.  Our Gunite products have a higher concentration of aftermarket demand, primarily due to the brake drum products that Gunite produces, which are replaced more often than our other products.  Our Brillion segment’s net sales increased by 26.8 percent due to higher demand in the industrial and agricultural markets and increased pricing of approximately $7.1 million related to a pass-through of raw material costs.  Net sales for our Imperial segment increased by 35.8 percent due to increased volume in Class 8 OEM production.

North American commercial vehicle industry production builds were, as follows:

	For the six months ended June 30,
	2012	2011
Class 8	155,771	111,959
Classes 5-7	98,521	84,301
Trailer	119,782	111,959

While we serve the commercial vehicle aftermarket segment, there is no industry data to compare our aftermarket sales to industry demand from period to period.

Cost of Goods Sold

The table below represents the significant components of our cost of goods sold.

	Six Months Ended June 30,
(In thousands)	2012	2011
Raw materials	$263,472	$215,706
Depreciation	19,897	18,732
Labor and other overhead	208,007	178,595
Total	$491,376	$413,033

Raw materials costs increased by $47.8 million, or 22.1 percent, during the six months ended June 30, 2012 due to increases in sales volume of approximately 16.3 percent and price of approximately 5.8 percent.  The price increases were primarily related to steel and aluminum, which represent nearly all of our material costs.

Depreciation increased by $1.2 million, or 6.2 percent during the six months ended June 30, 2012 due to the recent capital investments made.

Labor and overhead costs increased by 16.5 percent due to increased volume, which is lower than the overall net sales volume increase of approximately 18.9 percent due to the impact of certain of our costs (i.e. salaries, rent, etc.) being fixed in nature, as opposed to variable.

Operating Expenses

	Six Months Ended June 30,
(In thousands)	2012	2011
Selling, general, and administration	$21,240	$21,368
Research and development	3,442	2,350
Depreciation and amortization	5,415	6,115
Total	$30,097	$29,833

Selling, general, and administrative costs decreased by $0.1 million in 2012.  Research and development costs increased by $1.1 million due to increases in staff and travel expenses.

Depreciation and amortization expenses were impacted by divestiture and acquisition activities.

Operating Income (Loss)

	Six Months Ended June 30,
(In thousands)	2012	2011
Wheels	$34,548	$23,624
Gunite	(4,043)	2,076
Brillion	10,771	1,422
Imperial	(821)	2,891
Corporate/Other	(23,627)	(20,112)
Total	$16,828	$9,901

Operating income for the Wheels segment was 15.0 percent of its net sales for the six months ended June 30, 2012 compared to 12.2 percent for the six months ended June 30, 2011.  We continue to experience strong aluminum wheel demand, driven by fleet requirements to reduce operating costs and vehicle weight.  We are supporting this mix shift with the additional capacity installed at our plants in 2011 and 2012.  Additional planned investments in 2012-2013 will allow us to continue to meet future increases in aluminum wheel demand while we upgrade our steel wheel capabilities.

The operating income (loss) for the Gunite segment was (3.0) percent of its net sales for the six months ended June 30, 2012 and 1.6 percent for the six months ended June 30, 2011.  During the six months ended June 30, 2012, Gunite benefited from steadily improving operational performance and higher pricing, as well as the elimination of customer-required on-site third-party inspections stemming from Gunite’s quality management issues in 2011.  These were offset by softening aftermarket demand for Gunite products and the impact of low-cost imports from competitors.

Operating income for the Brillion segment was 11.6 percent of its net sales for the six months ended June 30, 2012 compared to 1.9 percent for same period in 2011.  Sales volume for our Brillion segment increased during 2012 as the industrial and agricultural markets continued to gain strength while increased pricing offset rising material costs.  The increase in sales volume was the primary reason for improved operating income for Brillion.

The operating income (loss) for the Imperial segment was (1.0) percent of its net sales for the six months ended June 30, 2012 and 4.9 percent for the six months ended June 30, 2011.

The operating losses for the Corporate segment were 4.4 percent of consolidated net sales for the six months ended June 30, 2012 as compared to 4.4 percent for the comparative period in 2011.

Interest Expense

Net interest expense increased $0.7 million to $17.4 million for the six months ended June 30, 2012 from $16.7 million for the six months ended June 30, 2011 due to increased debt in 2012 compared to 2011.

Income Tax Provision

Our income tax provision of $2.9 million in the six months ended June 30, 2012 was $2.5 million higher than our provision for the six months ended June 30, 2011 due to higher income in non-U.S. operations and less income in our U.S. operations, which carry a valuation allowance against the deferred assets.

Discontinued Operations

Discontinued operations represent reclassification of operating results, including gain/loss on sale, for Fabco Automotive and Bostrom Seating, net of tax.  The sales of Fabco and Bostrom occurred in 2011.  We have reclassified prior period operating results, including the gain/loss on the sale transactions, to discontinued operations.

Changes in Financial Condition

At June 30, 2012, we had total assets of $884.3 million, compared to total assets of $868.9 million at December 31, 2011.  The $15.4 million, or 1.8%, increase in total assets primarily resulted from changes in working capital and capital investments partially offset by a reduction in cash.  We define working capital as current assets (excluding cash) less current liabilities.

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

The following table summarizes the major components of our working capital as of the periods listed below:

	June 30,	December 31,
(In thousands)	2012	2011
Accounts receivable	$114,678	$98,075
Inventories	82,299	72,827
Deferred income taxes (current)	7,675	7,675
Other current assets	5,715	4,657
Accounts payable	(83,584)	(80,261)
Accrued payroll and compensation	(14,556)	(16,466)
Accrued interest payable	(12,480)	(12,503)
Accrued workers compensation	(5,388)	(4,936)
Other current liabilities	(18,245)	(14,323)
Working Capital	$76,114	$54,745

Significant changes in working capital included:
•	an increase in receivables of $16.6 million due to the comparative increase in revenue in the months leading up to the respective period-end dates;
•	an increase in inventory of $9.5 million due to increased sales demand; and
•	an increase in other accrued liabilities of $3.9 million primarily due to the short-term portion of the Gunite capital lease we entered into during the six months ended June 30, 2012

Capital Resources and Liquidity

Our primary sources of liquidity during the six months ended June 30, 2012 were cash reserves.  We believe that cash from operations, existing cash reserves, and our ABL facility will provide adequate funds for our working capital needs, planned capital expenditures and cash interest payments through 2012 and the foreseeable future.

As of June 30, 2012, we had $35.7 million of cash plus $66.5 million in availability under our ABL credit facility for total liquidity of $102.2 million.  Total liquidity as of December 31, 2011 was $99.0 million.

Our ability to fund working capital needs, planned capital expenditures, scheduled semi-annual interest payments, and to comply with any financial covenants under our ABL credit facility depends on our future operating performance and cash flow, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

Operating Activities

Net cash provided by operating activities during the six months ended June 30, 2012 amounted to $3.4 million compared to a use of cash of $26.2 million for the period ended June 30, 2011, mostly due to the change in our working capital assets in each of the periods.  Of the $29.6 million difference in the comparable flows of operating cash, $32.0 million was realized in accounts receivable due to the increase in cash used during the six months ended June 30, 2011 because of the significant increase in net sales during the three months ended June 30, 2011 as compared to the three months ended December 31, 2010.  While the seasonality of our accounts receivable from December 31, 2011 to June 30, 2012 was similar, the change was not as severe in the prior year.  Operating cash flow related to Inventories and Accounts Payable fluctuated due to building more inventory during the six months ended June 30, 2011 as compared due to the six months ended June 30, 2012.

Investing Activities

Net cash used in investing activities totaled $24.7 million for the six months ended June 30, 2012 compared to a use of $37.2 million for the period ended June 30, 2011.  Our most significant cash outlays for investing activities are the purchases of property, plant and equipment.  During the six months ended June 30, 2012, we entered into a capital lease agreement and, as a result, had cash inflows of $7.9 million for reimbursement of payments previously made to the manufacturer.  Also, during the six months ended June 30, 2012, we had cash inflows of $1.0 million related to the expiration of an escrow account established for the sale of the assets and liabilities of our Bostrom Seating subsidiary.  During the six months ended June 30, 2011, we had cash inflows of $7.8 million related to the sale of the assets and liabilities of Bostrom Seating and cash outflows of $22.4 million related to the acquisition of our Camden, South Carolina facility, net of cash received.  Capital expenditures for 2012 are currently expected to be approximately $65 million to $75 million, which we expect to fund through existing cash reserves or from our ABL facility.

Financing Activities

Net cash provided by financing activities totaled $20.0 million for the six months ended June 30, 2011.  No cash was provided by or used in financing activities for the six months ended June 30, 2012.  During the six months ended June 30, 2011, we had a $20.0 million advance on our ABL credit facility to partially finance the acquisition of the Camden, South Carolina facility.

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

Foreign Currency Risk

Certain forecasted transactions, assets, and liabilities are exposed to foreign currency risk. We monitor our foreign currency exposures to maximize the overall effectiveness of our foreign currency derivatives. The principal currencies of exposure are the Canadian Dollar and Mexican Peso. From time to time, we use foreign currency financial instruments to offset the impact of the variability in exchange rates on our operations, cash flows, assets and liabilities.  At June 30, 2012, the notional amount of open foreign exchange forward contracts was $5,391.

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

Raw Material/Commodity Price Risk

We rely upon the supply of certain raw materials and commodities in our production processes, and we have entered into firm purchase commitments for certain metals and natural gas. Additionally, from time to time, we use commodity price swaps and futures contracts to manage the variability in certain commodity prices on our operations and cash flows. At June 30, 2012 we had no open commodity price swaps or futures contracts.

Interest Rate Risk

We use long-term debt as a primary source of capital. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for our long-term fixed-rate debt and other types of long-term debt at June 30, 2012:

(Dollars in thousands)	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
Long-term Debt:
Fixed Rate	—	—	—	—	—	$310,000	$310,000	$318,525
Average Rate	—	—	—	—	—	9.50%	9.50%
Variable Rate	—	—	$20,000	—	—	—	$20,000	$20,000
Average Rate	—	—	4.0%	—	—	—	4.0%

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
Commercial Lease, effective as of July 20, 2012, by and between Accuride Corporation and Martino Realty Ltd. Ptnrsp And/Or Coslett Corporation.  Previously filed as an exhibit to the Form 8-K filed on July 24, 2012, and incorporated herein by reference.

31.1†	—	Section 302 Certification of Richard F. Dauch in connection with the Quarterly Report of Form 10-Q on Accuride Corporation for the period ended June 30, 2012.
31.2†	—	Section 302 Certification of Gregory A. Risch in connection with the Quarterly Report on Form 10-Q of Accuride Corporation for the period ended June 30, 2012.
32.1††	—	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
101.INS†	—	XBRL Instance Document
101.SCH†	—	XBRL Taxonomy Extension Schema Document
101.CAL†	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB†	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	—	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF†	—	XBRL Taxonomy Extension Definition Linkbase Document

†	Filed herewith
††	Furnished herewith
*	Management contract or compensatory agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCURIDE CORPORATION

/s/ RICHARD F. DAUCH	Dated:	August 8, 2012
Richard F. Dauch
President and Chief Executive Officer
(Principal Executive Officer)

/s/ GREGORY A. RISCH	Dated:	August 8, 2012
Gregory A. Risch
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)