Form 10-Q
period 2012-09-30
ACCURIDE CORP
filed 2012-11-09
CIK 817979

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012.

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒ No ☐

As of November 7, 2012, 47,385,314 shares of Accuride Corporation common stock, par value $.01 per share, were outstanding.

ACCURIDE CORPORATION

Part I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

ACCURIDE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
(In thousands, except for share and per share data)	2012	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,269	$56,915
Customer receivables, net of allowance for doubtful accounts of $422 and $676 in 2012 and 2011, respectively	81,108	90,001
Other receivables	8,419	8,074
Inventories	70,382	72,827
Deferred income taxes	6,606	7,675
Prepaid expenses and other current assets	5,418	4,657
Total current assets	192,202	240,149
PROPERTY, PLANT AND EQUIPMENT, net	296,726	271,562
OTHER ASSETS:
Goodwill	163,536	163,536
Other intangible assets, net	173,726	181,349
Deferred financing costs, net of accumulated amortization of $3,700 and $2,419 in 2012 and 2011, respectively	7,168	8,449
Other	2,198	3,817
TOTAL	$835,556	$868,862
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$63,268	$80,261
Accrued payroll and compensation	15,264	16,466
Accrued interest payable	5,143	12,503
Accrued workers compensation	5,635	4,936
Accrued and other liabilities	18,828	14,323
Total current liabilities	108,138	128,489
LONG-TERM DEBT	323,870	323,082
DEFERRED INCOME TAXES	21,959	21,001
NON-CURRENT INCOME TAXES PAYABLE	7,898	7,898
OTHER POSTRETIREMENT BENEFIT PLAN LIABILITY	77,529	76,563
PENSION BENEFIT PLAN LIABILITY	41,706	50,863
OTHER LIABILITIES	16,728	3,583
COMMITMENTS AND CONTINGENCIES (Note 6)	—	—
STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.01 par value; 10,000,000 shares authorized	—	—
Common Stock, $0.01 par value; 80,000,000 shares authorized, 47,385,314 and 47,286,768 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively, and additional paid-in-capital	437,538	435,368
Accumulated other comprehensive loss	(34,778)	(34,422)
Accumulated deficiency	(165,032)	(143,563)
Total stockholders’ equity	237,728	257,383
TOTAL	$835,556	$868,862

See notes to unaudited condensed consolidated financial statements.

ACCURIDE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands except per share data)	2012	2011	2012	2011

NET SALES	$215,211	$240,829	$753,512	$693,596
COST OF GOODS SOLD	211,081	221,591	702,457	634,624
GROSS PROFIT	4,130	19,238	51,055	58,972
OPERATING EXPENSES:
Selling, general and administrative	13,809	14,747	43,906	44,580
INCOME (LOSS) FROM OPERATIONS	(9,679)	4,491	7,149	14,392
OTHER INCOME (EXPENSE):
Interest expense, net	(8,921)	(8,824)	(26,324)	(25,564)
Other income (loss), net	815	809	536	3,205
LOSS BEFORE INCOME TAXES FROM CONTINUING OPERATIONS	(17,785)	(3,524)	(18,639)	(7,967)
INCOME TAX PROVISION (BENEFIT)	(106)	10,032	2,830	10,424
LOSS FROM CONTINUING OPERATIONS	(17,679)	(13,556)	(21,469)	(18,391)
DISCONTINUED OPERATIONS, NET OF TAX	—	(3,664)	—	(2,713)
NET LOSS	$(17,679)	$(17,220)	$(21,469)	$(21,104)
Weighted average common shares outstanding—basic	47,408	47,295	47,368	47,271
Basic loss per share – continuing operations	$(0.37)	$(0.28)	$(0.45)	$(0.39)
Basic loss per share – discontinued operations	—	(0.08)	—	(0.06)
Basic loss per share	$(0.37)	$(0.36)	$(0.45)	$(0.45)
Weighted average common shares outstanding—diluted	47,408	47,295	47,368	47,271
Diluted loss per share – continuing operations	$(0.37)	$(0.28)	$(0.45)	$(0.39)
Diluted loss per share – discontinued operations	—	(0.08)	—	(0.06)
Diluted loss per share	$(0.37)	$(0.36)	$(0.45)	$(0.45)
OTHER COMPREHENSIVE LOSS, NET OF TAX:
Foreign currency translation adjustments	(317)	353	(356)	206
COMPREHENSIVE LOSS	$(17,996)	$(16,867)	$(21,825)	$(20,898)

See notes to unaudited condensed consolidated financial statements.

ACCURIDE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(In thousands)	Comprehensive Loss	Common Stock and Additional Paid-in- Capital	Accumulated Other Comprehensive Loss	Accumulated Deficiency	Total Stockholders’ Equity
BALANCE at July 1, 2011		$434,251	$(8,708)	$(130,416)	$295,127
Net loss	$(17,220)	—	—	(17,220)	(17,220)
Share-based compensation expense	—	595	—	—	595
Other comprehensive loss (net of tax of $151)	353	—	353	—	353
Comprehensive loss	$(16,867)
BALANCE—September 30, 2011		$434,846	$(8,355)	$(147,636)	$278,855

BALANCE—July 1, 2012		436,873	(34,461)	(147,353)	255,059
Net loss	$(17,679)	—	—	(17,679)	(17,679)
Share-based compensation expense	—	665	—	—	665
Other comprehensive loss (net of tax of $136)	(317)	—	(317)	—	(317)
Comprehensive loss	$(17,996)
BALANCE—September 30, 2012		$437,538	$(34,778)	$(165,032)	$237,728

(In thousands)	Comprehensive Loss	Common Stock and Additional Paid-in- Capital	Accumulated Other Comprehensive Loss	Accumulated Deficiency	Total Stockholders’ Equity
BALANCE at January 1, 2011		$433,192	$(8,561)	$(126,532)	$298,099
Net loss	$(21,104)	—	—	(21,104)	(21,104)
Share-based compensation expense	—	1,875	—	—	1,875
Tax impact of forfeited vested shares	—	(221)	—	—	(221)
Other comprehensive loss (net of tax of $88)	206	—	206	—	206
Comprehensive loss	$(20,898)
BALANCE—September 30, 2011		$434,846	$(8,355)	$(147,636)	$278,855

BALANCE—January 1, 2012		435,368	(34,422)	(143,563)	257,383
Net loss	$(21,469)	—	—	(21,469)	(21,469)
Share-based compensation expense	—	2,380	—	—	2,380
Tax impact of forfeited vested shares	—	(210)	—	—	(210)
Other comprehensive loss (net of tax of $153)	(356)	—	(356)	—	(356)
Comprehensive loss	$(21,825)
BALANCE—September 30, 2012		$437,538	$(34,778)	$(165,032)	$237,728

ACCURIDE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(In thousands)	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,469)	$(21,104)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property, plant and equipment	30,313	28,453
Amortization – deferred financing costs	2,069	2,069
Amortization – other intangible assets	8,152	9,612
Loss on disposal of assets	378	478
Provision for deferred income taxes	1,111	8,085
Non-cash stock-based compensation	2,380	1,875
Non-cash change in warrant liability	—	(3,750)
Changes in certain assets and liabilities:
Receivables	8,548	(46,649)
Inventories	2,445	(19,503)
Prepaid expenses and other assets	(1,675)	(4,418)
Accounts payable	(13,013)	19,925
Accrued and other liabilities	(12,662)	(10,247)
Net cash provided by (used in) operating activities	6,577	(35,174)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(44,223)	(42,969)
Proceeds from sale of discontinued operations	1,000	40,528
Payments for acquisition, net of cash received	—	(22,381)
Net cash used in investing activities	(43,223)	(24,822)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in revolving credit advance	—	20,000
Net cash provided by financing activities	—	20,000
DECREASE IN CASH AND CASH EQUIVALENTS	(36,646)	(39,996)
CASH AND CASH EQUIVALENTS—Beginning of period	56,915	78,466
CASH AND CASH EQUIVALENTS—End of period	$20,269	$38,470

Supplemental cash flow information:
Cash paid for interest	$31,127	$30,694
Cash paid for income taxes (net of refunds of $1,093 and $1,337 in 2012 and 2011, respectively)	451	(205)
Non-cash transactions:
Purchases of property, plant and equipment in accounts payable	$4,463	$3,591
Capital lease agreements	14,964	—

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

The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012.  The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto disclosed in Accuride’s Annual Report on Form 10-K for the year ended December 31, 2011.

On January 31, 2011, substantially all of the assets, liabilities and business of our Bostrom Seating subsidiary were sold to a subsidiary of Commercial Vehicle Group, Inc. for approximately $8.8 million and resulted in recognition of a $0.3 million loss on our consolidated statement of operations in the nine months ended September 30, 2011, which have been reclassified to discontinued operations.  Of the purchase price, $1.0 million was placed into a one year escrow securing the indemnification obligations of Bostrom to Commercial Vehicle Group, Inc.  During the nine months ended September 30, 2012, the escrow was terminated and the Company received the full balance of $1.0 million from the escrow.  See Note 2 “Discontinued Operations” for further discussion.

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

Earnings Per Common Share – Basic and diluted earnings per common share were computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands except per share data)	2012	2011	2012	2011

Numerator:
Net loss	$(17,679)	$(17,220)	$(21,469)	$(21,104)
Denominator:
Weighted average shares outstanding – Basic	47,408	47,295	47,368	47,271
Effect of dilutive share-based awards	—	—	—	—
Weighted average shares outstanding - Diluted	47,408	47,295	47,368	47,271

Basic loss per common share	$(0.37)	$(0.36)	$(0.45)	$(0.45)
Diluted loss per common share	$(0.37)	$(0.36)	$(0.45)	$(0.45)

As of September 30, 2012, there were options exercisable for 195,475 shares that were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.  As of September 30, 2011, there were warrants exercisable for 2,205,882 shares that were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.  The warrants were exercisable at an exercise price of $21.00 per share and expired on February 26, 2012 unexercised.

Stock-Based Compensation – Compensation expense for share-based compensation programs was recognized as follows as a component of operating expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2012	2011	2012	2011

Share-based compensation expense recognized	$665	$595	$2,380	$1,875

As of September 30, 2012, there was approximately $3.5 million of unrecognized pre-tax compensation expense related to share-based awards not yet vested that will be recognized over a weighted-average period of 1.4 years.

Income Tax – Under Interim Financial Reporting, we compute on a quarterly basis an estimated annual effective tax rate considering ordinary income and related income tax expense. Ordinary income refers to income (loss) before income tax expense excluding significant, unusual, or infrequently occurring items. The tax effect of an unusual or infrequently occurring item is recorded in the interim period in which it occurs. Other items included in income tax expense in the periods in which they occur include the cumulative effect of changes in tax laws or rates, foreign exchange gains and losses, adjustments to uncertain tax positions, and adjustments to our valuation allowance due to changes in judgment in the realizability of deferred tax assets in future years.

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

New Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment.  The objective of the amendments in this update is to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories.  The amendments permit an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test.  The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.  We are currently evaluating the impact of adopting ASU 2012-02 on the consolidated financial statements.

Recent Accounting Adoptions

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

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This guidance amends U.S. GAAP to conform with measurement and disclosure requirements in IFRS.  The amendments change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements, and they include those that clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements and those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.  In addition, to improve consistency in application across jurisdictions, some changes in wording are necessary to ensure that U.S. GAAP and IFRS fair value measurement and disclosure requirements are described in the same way.  This amended guidance is to be applied prospectively and is effective for fiscal years beginning after December 15, 2011.  The Company adopted ASU No. 2011-04 effective January 1, 2012 and it did not have a material impact on our consolidated financial statements.

Note 2 – Discontinued Operations

The Company has reclassified certain operating results and the loss on sale transactions for Fabco Automotive and Bostrom Seating to discontinued operations.  The following table presents sales and income from operations attributable to Fabco and Bostrom Seating.

	Three Months Ended September 30,	Nine Months Ended September 30,
(In thousands)	2011	2011

Net sales	$10,063	$24,325

Income from operations	2,581	3,692
Income tax benefit	(389)	(390)
Loss on sale	(6,634)	(6,795)
Discontinued operations	$(3,664)	$(2,713)

Note 3 - Inventories

Inventories at September 30, 2012 and December 31, 2011, on a FIFO basis, were as follows:

(In thousands)	September 30, 2012	December 31, 2011
Raw materials	$19,196	$18,727
Work in process	14,586	18,425
Finished manufactured goods	36,600	35,675
Total inventories	$70,382	$72,827

Note 4 - Goodwill and Other Intangible Assets

The following represents the carrying amount of goodwill, on a reportable segment basis, as of January 1, 2012 and September 30, 2012:

(In thousands)	Wheels	Gunite	Brillion Iron Works	Total
Balance as of January 1, 2012	$96,283	$62,839	$4,414	$163,536
Balance as of September 30, 2012	$96,283	$62,839	$4,414	$163,536

The changes in the carrying amount of other intangible assets for the period January 1, 2012 to September 30, 2012, by reportable segment, are as follows:

(In thousands)	Wheels	Gunite	Brillion Iron Works	Corporate	Total
Balance as of January 1, 2012	$138,575	$38,968	$2,997	$809	$181,349
Additions	—	—	—	529	529
Amortization	(5,930)	(1,650)	(123)	(449)	(8,152)
Balance as of September 30, 2012	$132,645	$37,318	$2,874	$889	$173,726

Intangible asset amortization expense was recognized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2012	2011	2012	2011

Intangible amortization expense	$2,761	$2,847	$8,152	$9,612

The summary of goodwill and other intangible assets is as follows:

(In thousands)		As of September 30, 2012			As of December 31, 2011
	Weighted Average Useful Lives	Gross Amount	Accumulated Amortization	Carrying Amount	Gross Amount	Accumulated Amortization	Carrying Amount
Goodwill	—	$163,536	$—	$163,536	$163,536	$—	$163,536
Other intangible assets:
Non-compete agreements	1.7	$1,552	$663	$889	$1,023	$214	$809
Trade names	—	33,200	—	33,200	33,200	—	33,200
Technology	10.0	38,849	10,134	28,715	38,849	7,248	31,601
Customer relationships	19.9	129,093	18,171	110,922	129,093	13,354	115,739
Other intangible assets:		$202,694	$28,968	$173,726	$202,165	$20,816	$181,349

We estimate that our amortization expense for our other intangible assets for 2012 through 2016 will be approximately $11.0 million for 2012, $10.9 million for 2013 and $10.3 million for each year from 2014 through 2016.

The Company performs its annual assessment for impairment of goodwill at November 30 for all reporting units and tests these balances more frequently if indicators are present or changes in circumstances suggest that impairment may exist.  The estimates and assumptions underlying the fair value calculations used in the Company’s annual impairment tests are uncertain by their nature and can vary significantly from actual results.  Factors that management must estimate include, but are not limited to, industry and market conditions, sales volume and pricing, raw material costs, capital expenditures, working capital changes, cost of capital, and tax rates.  These factors are especially difficult to predict when U.S. and global financial markets are volatile. The estimates and assumptions used in its impairment tests are consistent with those the Company uses in its internal planning. These estimates and assumptions may change from period to period.  If the Company uses different estimates and assumptions in the future, impairment charges may occur and could be material.

In performing the test on goodwill, the Company utilizes the two-step approach.  The first step under this guidance requires a comparison of the carrying value of the reporting units, of which the Company has identified four in total, to the fair value of these reporting units.  The Company uses the income approach to determine the fair value of each reporting unit.  The approach calculates fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting these after-tax cash flows to a present value using a risk-adjusted discount rate.  If the carrying value of a reporting unit exceeds its fair value, the Company performs the second step of the goodwill impairment test to measure the amount of impairment loss, if any.  The second step of the goodwill impairment test compares the implied fair value of a reporting unit’s goodwill to its carrying value.  If the Company is unable to complete the second step of the test prior to the issuance of its financial statements and an impairment loss is probable and could be reasonably estimated, the Company recognizes its best estimate of the loss in its current period financial statements and discloses that amount as an estimate.  The Company then recognizes any adjustment to that estimate in subsequent reporting periods, once the Company has finalized the second step of the impairment test.

The Company determines the fair value of other indefinite lived intangible assets, primarily trade names, using the relief-from-royalty method, an income based approach. The approach calculates fair value by estimating the after-tax cash flows attributable to the asset and then discounting these after-tax cash flows to a present value using a risk-adjusted discount rate. The calculated fair value is compared to the carrying value to determine if any impairment exists.

If events or circumstances change, a determination is made by management to ascertain whether certain finite-lived intangibles have been impaired based on the sum of expected future undiscounted cash flows from operating activities. If the estimated net cash flows are less than the carrying amount of such assets, an impairment loss is recognized in an amount necessary to write down the assets to fair value as determined from expected future discounted cash flows.

As of September 30, 2012, the Company considered the impact of recent business developments in its Gunite reporting unit including a loss of customer market share and evidence of declining aftermarket sales.  The Gunite reporting unit had goodwill of $62.8 million and other intangibles of $37.3 million at September 30, 2012.  While there are near-term challenges in the Gunite business, we have concluded that we do not yet have enough visibility to the long-term impacts to conclude that an impairment indicator exists at September 30,2012 that would more likely than not reduce the fair value of the Gunite reporting unit below its carrying amount.  The Company is currently in the process of completing its annual budget and strategic planning process and is continuing to evaluate the overall Gunite business fundamentals, expected short- and long-term industry expectations, and other valuation assumptions.  This process is the primary driver of our annual step one impairment tests for goodwill and intangible assets at November 30, 2012.  We will continue to evaluate the impact on the Gunite business during the fourth quarter of 2012 and as part of our annual impairment testing cycle.

In addition to the recent concerns with our Gunite business, the Company has also experienced a recent decline in our stock price to an amount below current book value as of September 30, 2012.  This decline in the market price of our stock has continued throughout October 2012.  While we do not believe that this matter is by itself an indicator of impairment at September 30, 2012, we will continue to monitor this trend and will consider this factor in the annual impairment testing of the goodwill and intangible assets held by our reporting units at November 30, 2012.  Should the market price of our stock continue to remain below book value, our reporting units have a higher risk of potential failure of the annual step one impairment test as of November 30, 2012.  Any potential impairment charge resulting from the annual assessment would be non-cash and is not expected to affect our liquidity, tangible equity or debt covenants.

Note 5 - Pension and Other Postretirement Benefit Plans

Components of net periodic benefit cost for the three and nine months ended September 30:

	For The Three Months Ended September 30,				For The Nine Months Ended September 30,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
(In thousands)	2012	2011	2012	2011	2012	2011	2012	2011
Service cost-benefits earned during the period	$468	$383	$128	$91	$1,496	$1,152	$356	$350
Interest cost on projected benefit obligation	2,839	2,991	1,036	1,102	8,476	9,011	2,981	3,259
Expected return on plan assets	(2,995)	(3,072)	—	—	(8,940)	(9,554)	—	—
Amortization of net transition (asset) obligation	—	—	—	—	—	—	—	—
Amortization of prior service (credit) cost	11	11	—	—	33	33	—	—
Amortization of (gain)/loss	258	29	(8)	(51)	794	29	(24)	(51)
Total benefits cost charged to income	$581	$342	$1,156	$1,142	$1,859	$671	$3,313	$3,558

As of September 30, 2012, $11.0 million has been contributed to our sponsored pension plans.  We presently anticipate contributing an additional $0.2 million to fund our pension plans during 2012 for a total of $11.2 million.

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

As of September 30, 2012, we had an environmental reserve of approximately $1.5 million, related primarily to our foundry operations. This reserve is based on management’s review of potential liabilities as well as cost estimates related thereto. The reserve takes into account the benefit of a contractual indemnity given to us by a prior owner of our wheel-end subsidiary. The failure of the indemnitor to fulfill its obligations could result in future costs that may be material. Any expenditures required for us to comply with applicable environmental laws and/or pay for any remediation efforts will not be reduced or otherwise affected by the existence of the environmental reserve. Our environmental reserve may not be adequate to cover our future costs related to the sites associated with the environmental reserve, and any additional costs may have a material adverse effect on our business, results of operations or financial condition. The discovery of additional environmental issues, the modification of existing laws or regulations or the promulgation of new ones, more vigorous enforcement by regulators, the imposition of joint and several liability under CERCLA or analogous state laws, or other unanticipated events could also result in a material adverse effect.

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

As of September 30, 2012, we had approximately 3,094 employees, of which 635 were salaried employees with the remainder paid hourly. Unions represent approximately 1,798 of our employees, which is approximately 58% of our total employees. Each of our unionized facilities has a separate contract with the union that represents the workers employed at such facility. The union contracts expire at various times over the next few years with the exception of our union contract that covers the hourly employees at our Monterrey, Mexico, facility, which expires on an annual basis in January unless otherwise renewed. The 2012 negotiations in Monterrey were successfully completed prior to the expiration of our union contract. In the third quarter of 2012, we negotiated collective bargaining agreements covering hourly employees at our London, Ontario facility that extend through March 2018.

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

The carrying amounts of cash and cash equivalents, trade receivables, and accounts payable approximate fair value because of the relatively short maturity of these instruments.  The fair value of our 9.5% senior secured notes based on market quotes, which we determined to be Level 1 inputs, at September 30, 2012 was approximately $324.0 million compared to the carrying amount of $303.9 million.  The fair value of our 9.5% senior secured notes based on market quotes, which we determined to be Level 1 inputs, at December 31, 2011 was approximately $300.5 million compared to the carrying amount of $303.1 million.  The Company believes the fair value of our ABL facility at September 30, 2012 and December 31, 2011 equals the carrying value of $20.0 million.  As of September 30, 2012 and December 31, 2011 we had no other remaining significant financial instruments.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2012	2011	2012	2011
Net sales:
Wheels	$98,290	$105,994	$328,115	$300,430
Gunite	49,592	63,421	185,435	189,745
Brillion Iron Works	39,373	36,721	132,509	110,175
Imperial Group	27,956	34,693	107,453	93,246
Consolidated total	$215,211	$240,829	$753,512	$693,596

Operating income (loss):
Wheels	$9,302	$15,408	$43,850	$39,032
Gunite	(8,076)	(3,083)	(12,119)	(1,007)
Brillion Iron Works	2,510	367	13,281	1,789
Imperial Group	(1,891)	287	(2,712)	3,178
Corporate / Other	(11,524)	(8,488)	(35,151)	(28,600)
Consolidated total	$(9,679)	$4,491	$7,149	$14,392

Current and prior period operating results from Bostrom Seating and Fabco Automotive were reclassified to discontinued operations during the three and nine months ended September 30, 2012.  Excluded from net sales above, are inter-segment sales from Brillion Iron Works to Gunite, as shown in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2012	2011	2012	2011
Inter-segment sales	$4,139	$9,166	$21,869	$26,231

	As of
(In thousands)	September 30, 2012	December 31, 2011
Total assets:
Wheels	$498,199	$509,829
Gunite	191,301	188,053
Brillion Iron Works	60,109	63,216
Imperial Group	50,277	43,581
Corporate / Other	35,670	64,183
Consolidated total	$835,556	$868,862

Note 9 - Debt

As of September 30, 2012, total debt was $323.9 million consisting of $303.9 million of our outstanding 9.5% senior secured notes, net of discount and a $20.0 million draw on our ABL facility. As of December 31, 2011, total debt was $323.1 million consisting of $303.1 million of our outstanding 9.5% senior secured notes, net of discount and a $20.0 million draw on our ABL facility.

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

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012
(In thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
ASSETS
Cash and cash equivalents	$19,428	$(2,704)	$3,545	—	$20,269
Customer and other receivables, net	38,289	81,116	15,993	$(45,871)	89,527
Inventories	26,493	39,716	4,173	—	70,382
Other current assets	5,075	5,769	1,180	—	12,024
Total current assets	89,285	123,897	24,891	(45,871)	192,202
Property, plant, and equipment, net	89,706	163,317	43,703	—	296,726
Goodwill	96,283	67,253	—	—	163,536
Intangible assets, net	133,534	40,192	—	—	173,726
Investments in and advances to subsidiaries and affiliates	270,312	—	—	(270,312)	—
Deferred income taxes	—	7,781	518	(8,299)	—
Other non-current assets	8,439	701	226	—	9,366
TOTAL	$687,559	$403,141	$69,338	$(324,482)	$835,556
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$13,383	$39,282	$10,603	—	$63,268
Accrued payroll and compensation	2,355	10,202	2,707	—	15,264
Accrued interest payable	5,143	—	—	—	5,143
Other current liabilities	50,909	15,336	4,089	$(45,871)	24,463
Total current liabilities	71,790	64,820	17,399	(45,871)	108,138
Long-term debt	323,870	—	—	—	323,870
Deferred and non-current income taxes	38,156	—	—	(8,299)	29,857
Other non-current liabilities	16,015	99,826	20,122	—	135,963
Stockholders’ equity	237,728	238,495	31,817	(270,312)	237,728
TOTAL	$687,559	$403,141	$69,338	$(324,482)	$835,556

	December 31, 2011
(In thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
ASSETS
Cash and cash equivalents	$51,578	$(2,770)	$8,107	—	$56,915
Customer and other receivables, net	36,736	100,097	12,099	$(50,857)	98,075
Inventories	26,655	39,555	6,617	—	72,827
Other current assets	4,441	5,771	2,120	—	12,332
Total current assets	119,410	142,653	28,943	(50,857)	240,149
Property, plant, and equipment, net	73,765	150,900	46,897	—	271,562
Goodwill	96,283	67,253	—	—	163,536
Intangible assets, net	139,384	41,965	—	—	181,349
Investments in and advances to subsidiaries and affiliates	281,552	—	—	(281,552)	—
Other non-current assets	9,880	8,883	1,649	(8,146)	12,266
TOTAL	$720,274	$411,654	$77,489	$(340,555)	$868,862
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$17,615	$52,938	$9,708	—	$80,261
Accrued payroll and compensation	3,079	9,167	4,220	—	16,466
Accrued interest payable	12,503	—	—	—	12,503
Other current liabilities	52,932	13,542	3,642	$(50,857)	19,259
Total current liabilities	86,129	75,647	17,570	(50,857)	128,489
Long-term debt	323,082	—	—	—	323,082
Deferred and non-current income taxes	37,045	—	—	(8,146)	28,899
Other non-current liabilities	16,635	91,447	22,927	—	131,009
Stockholders’ equity	257,383	244,560	36,992	(281,552)	257,383
TOTAL	$720,274	$411,654	$77,489	$(340,555)	$868,862

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30, 2012
(In thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$102,608	$124,266	$36,515	$(48,178)	$215,211
Cost of goods sold	91,871	132,425	34,963	(48,178)	211,081
Gross profit (loss)	10,737	(8,159)	1,552	—	4,130
Operating expenses	12,650	1,082	77	—	13,809
Income (loss) from operations	(1,913)	(9,241)	1,475	—	(9,679)
Other income (expense):
Interest expense, net	(8,872)	(167)	118	—	(8,921)
Equity in earnings of subsidiaries	(9,161)	—	—	9,161	—
Other income (loss), net	1,983	168	(1,336)	—	815
Income (loss) before income taxes from continuing operations	(17,963)	(9,240)	257	9,161	(17,785)
Income tax provision (benefit)	(284)	—	178	—	(106)
Income (loss) from continuing operations	(17,679)	(9,240)	79	9,161	(17,679)
Discontinued operations, net of tax	—	—	—	—	—
Net income (loss)	$(17,679)	$(9,240)	$79	$9,161	$(17,679)

Comprehensive loss	$(17,679)	$(9,240)	$(238)	$9,161	$(17,996)

	Three Months Ended September 30, 2011
(In thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$109,827	$135,117	$35,270	$(39,385)	$240,829
Cost of goods sold	94,438	134,723	31,815	(39,385)	221,591
Gross profit	15,389	394	3,455	—	19,238
Operating expenses	11,651	2,989	107	—	14,747
Income (loss) from operations	3,738	(2,595)	3,348	—	4,491
Other income (expense):
Interest expense, net	(8,687)	(699)	562	—	(8,824)
Equity in earnings of subsidiaries	(37,808)	—	—	37,808	—
Other income (loss), net	34,011	3,268	(36,470)	—	809
Income (loss) before income taxes from continuing operations	(8,746)	(26)	(32,560)	37,808	(3,524)
Income tax provision	8,474	—	1,558	—	10,032
Income (loss) from continuing operations	(17,220)	(26)	(34,118)	37,808	(13,556)
Discontinued operations, net of tax	—	—	(3,664)	—	(3,664)
Net loss	$(17,220)	$(26)	$(37,782)	$37,808	$(17,220)

Comprehensive loss	$(17,220)	$(26)	$(37,429)	$37,808	$(16,867)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Nine Months Ended September 30, 2012
(In thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$344,558	$439,948	$115,474	$(146,468)	$753,512
Cost of goods sold	298,776	442,385	107,764	(146,468)	702,457
Gross profit (loss)	45,782	(2,437)	7,710	—	51,055
Operating expenses	40,241	3,432	233	—	43,906
Income (loss) from operations	5,541	(5,869)	7,477	—	7,149
Other income (expense):
Interest expense, net	(25,991)	(364)	31	—	(26,324)
Equity in earnings of subsidiaries	(1,636)	—	—	1,636	—
Other income (loss), net	1,767	168	(1,399)	—	536
Income (loss) before income taxes from continuing operations	(20,319)	(6,065)	6,109	1,636	(18,639)
Income tax provision	1,150	—	1,680	—	2,830
Income (loss) from continuing operations	(21,469)	(6,065)	4,429	1,636	(21,469)
Discontinued operations, net of tax	—	—	—	—	—
Net income (loss)	$(21,469)	$(6,065)	$4,429	$1,636	$(21,469)

Comprehensive income (loss)	$(21,469)	$(6,065)	$4,073	$1,636	$(21,825)

	Nine Months Ended September 30, 2011
(In thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$322,943	$381,184	$113,520	$(124,051)	$693,596
Cost of goods sold	284,927	368,047	105,701	(124,051)	634,624
Gross profit	38,016	13,137	7,819	—	58,972
Operating expenses	36,919	7,410	251	—	44,580
Income from operations	1,097	5,727	7,568	—	14,392
Other income (expense):
Interest expense, net	(24,994)	(1,698)	1,128	—	(25,564)
Equity in earnings of subsidiaries	(26,052)	—	—	26,052	—
Other income (loss), net	36,881	3,283	(36,959)	—	3,205
Income (loss) before income taxes from continuing operations	(13,068)	7,312	(28,263)	26,052	(7,967)
Income tax provision	8,036	—	2,388	—	10,424
Income (loss) from continuing operations	(21,104)	7,312	(30,651)	26,052	(18,391)
Discontinued operations, net of tax	—	—	(2,713)	—	(2,713)
Net income (loss)	$(21,104)	$7,312	$(33,364)	$26,052	$(21,104)

Comprehensive income (loss)	$(21,104)	$7,312	$(33,158)	$26,052	$(20,898)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2012
(In thousands)	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(21,469)	$(6,065)	$4,429	$1,636	$(21,469)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	7,100	17,925	5,288	—	30,313
Amortization – deferred financing costs	2,069	—	—	—	2,069
Amortization – other intangible assets	6,379	1,773	—	—	8,152
(Gain) loss on disposal of assets	(2,011)	2,283	106	—	378
Deferred income taxes	1,111	—	—	—	1,111
Non-cash stock-based compensation	2,380	—	—	—	2,380
Equity in earnings of subsidiaries and affiliates	1,636	—	—	(1,636)	—
Change in other operating items	(17,645)	6,077	(4,789)	—	(16,357)
Net cash provided by (used in) operating activities	(20,450)	21,993	5,034	—	6,577

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(20,610)	(21,927)	(1,686)	—	(44,223)
Other	—	—	1,000	—	1,000
Net cash used in investing activities	(20,610)	(21,927)	(686)	—	(43,223)

CASH FLOWS FROM FINANCING ACTIVITIES
Other	8,910	—	(8,910)	—	—
Net cash provided by (used in) financing activities	8,910	—	(8,910)	—	—

Increase (decrease) in cash and cash equivalents	(32,150)	66	(4,562)	—	(36,646)
Cash and cash equivalents, beginning of period	51,578	(2,770)	8,107	—	56,915
Cash and cash equivalents, end of period	$19,428	$(2,704)	$3,545	$—	$20,269

	Nine Months Ended September 30, 2011
(In thousands)	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(21,104)	$7,312	$(33,364)	$26,052	$(21,104)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	7,863	15,324	5,266	—	28,453
Amortization – deferred financing costs	2,069	—	—	—	2,069
Amortization – other intangible assets	6,612	2,021	979	—	9,612
(Gain) loss on disposal of assets	(11,344)	(1,005)	12,827	—	478
Deferred income taxes	8,475	—	(390)	—	8,085
Non-cash stock-based compensation	1,875	—	—	—	1,875
Equity in earnings of subsidiaries and affiliates	26,052	—	—	(26,052)	—
Non-cash change in warrant liability	(3,750)	—	—	—	(3,750)
Change in other operating items	(44,190)	7,928	(24,630)	—	(60,892)
Net cash provided by (used in) operating activities	(27,442)	31,580	(39,312)	—	(35,174)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(5,813)	(35,551)	(1,605)	—	(42,969)
Other	(22,381)	—	40,528	—	18,147
Net cash provided by (used in) investing activities	(28,194)	(35,551)	38,923	—	(24,822)

CASH FLOWS FROM FINANCING ACTIVITIES:
Other	21,267	—	(1,267)	—	20,000
Net cash provided by (used in) financing activities	21,267	—	(1,267)	—	20,000

Decrease in cash and cash equivalents	(34,369)	(3,971)	(1,656)	—	(39,996)
Cash and cash equivalents, beginning of period	75,114	(2,000)	5,352	—	78,466
Cash and cash equivalents, end of period	$40,745	$(5,971)	$3,696	$—	$38,470

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The accompanying unaudited condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and such principles are applied on a basis consistent with the information reflected in our Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC.  In the opinion of management, the interim financial information includes all adjustments and accruals, consisting primarily of normal recurring adjustments, which are necessary for a fair presentation of results for the respective interim periods.  The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2012 or any interim period.  Except for the historical information contained herein, this quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties.  Our actual results may differ materially from those indicated by such forward-looking statements.

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

Our primary product lines are standard equipment used by a majority of North American heavy- and medium-duty truck OEMs. We believe that substantially all heavy-duty truck models manufactured in North America contain one or more Accuride components.

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

The heavy- and medium-duty truck and commercial trailer markets and the related aftermarket are the primary drivers of our sales. These markets are, in turn, directly influenced by conditions in the North American truck industry and generally by conditions in other industries which indirectly impact the truck industry, such as the home-building industry, and by overall economic growth and consumer spending. Current industry forecasts predict similar commercial vehicle production in 2012 as compared to 2011. However, the actual rate of production for the first six months of 2012 was significantly greater than production in the third quarter and the forecast for the final three months of 2012. This decrease in production in the second half of 2012 is due to continued softness in orders for Class 8 commercial vehicles. As a result of this softness, OEMs began to cut build schedules in the third quarter, often with very short notice to us, creating manufacturing inefficiencies. Furthermore, our Gunite business is experiencing a loss of market share, which impacted our operating results in the third quarter and will continue to impact operating results for the remainder of 2012. In addition, broader economic weaknesses in industrial manufacturing impacted our Brillion business through reduced customer orders. Based upon the overall commercial vehicle industry production in the third quarter, expected reductions in production rates for the fourth quarter and the loss of market share at Gunite, we expect our results from continuing operations in 2012 to be unfavorable compared to 2011. In response to these conditions, we lowered our cost structure by reducing our corporate salaried staff, eliminating production shifts, and resizing the workforce at our business units. Additionally, we have accelerated the consolidation of Gunite’s Elkhart, Indiana and Brillion, Wisconsin machining operations into its Rockford, Illinois facility. Commercial vehicle equipment orders are expected to improve in the fourth quarter as the industry’s traditional peak order season arrives; however, we expect overall Class 8 production will likely remain subdued into the first half of 2013. Medium-duty truck production continues improving at a modest pace, while trailer builds are expected to remain stable through year-end. We cannot accurately predict the commercial vehicle or broader economic cycle, and any deterioration of the economic recovery may lead to further reduced spending and deterioration in the markets we serve for the foreseeable future.

On March 30, 2011, we, along with one other United States domestic commercial vehicle steel wheel supplier, filed antidumping and countervailing duty petitions with the United States International Trade Commission and the United States Department of Commerce alleging that manufacturers of certain steel wheels in China are dumping their products in the United States and that these manufacturers have been subsidized by their government in violation of United States trade laws.  In May 2011, the International Trade Commission issued a preliminary determination that there was a reasonable indication that the U.S. steel wheel industry is materially injured or threatened with material injury by reason of imports from China of certain steel wheels, and began the final phase of its investigation.  In August 2011, the U.S. Department of Commerce issued a preliminary determination of countervailing duties on steel wheels imported from China ranging from 26.2 percent to 46.6 percent ad valorem, and in October 2011, the U.S. Department of Commerce issued a preliminary determination of antidumping duty margins ranging from 110.6 percent to 243.9 percent ad valorem.  On March 19, 2012, the Department of Commerce made final determinations of dumping and subsidy margins which cumulatively were approximately 70 percent to 228 percent ad valorem.  On April 17, 2012, the International Trade Commission determined that the domestic industry has not been injured and is not presently threatened with injury from subject imports, and consequently withdrew all import duties on the subject imports.  Subsequent to the withdrawal of import duties, we have seen increased imports of wheels from low cost countries, which have led to reduced sales in the aftermarket.

As of September 30, 2012, the Company considered the impact of recent business developments in its Gunite reporting unit including a loss of customer market share and evidence of declining aftermarket sales.  The Gunite reporting unit had goodwill of $62.8 million and other intangibles of $37.3 million at September 30, 2012.  While there are near-term challenges in the Gunite business, we have concluded that we do not yet have enough visibility to the long-term impacts to conclude that an impairment indicator exists at September 30,2012 that would more likely than not reduce the fair value of the Gunite reporting unit below its carrying amount.  The Company is currently in the process of completing its annual budget and strategic planning process and is continuing to evaluate the overall Gunite business fundamentals, expected short- and long-term industry expectations, and other valuation assumptions.  This process is the primary driver of our annual step one impairment tests for goodwill and intangible assets at November 30, 2012.  We will continue to evaluate the impact on the Gunite business during the fourth quarter of 2012 and as part of our annual impairment testing cycle.

In addition to the recent concerns with our Gunite business, the Company has also experienced a recent decline in our stock price to an amount below current book value as of September 30, 2012.  This decline in the market price of our stock has continued throughout October 2012.  While we do not believe that this matter is by itself an indicator of impairment at September 30, 2012, we will continue to monitor this trend and will consider this factor in the annual impairment testing of the goodwill and intangible assets held by our reporting units at November 30, 2012.  Should the market price of our stock continue to remain below book value, our reporting units have a higher risk of potential failure of the annual step one impairment test as of November 30, 2012.  Any potential impairment charge resulting from the annual assessment would be non-cash and is not expected to affect our liquidity, tangible equity or debt covenants.

Results of Operations

Certain operating results from prior periods have been reclassified to discontinued operations to conform to the current year presentation.

Comparison of Financial Results for the Three Months Ended September 30, 2012 and 2011

	Three Months Ended September 30,
(In thousands)	2012	2011
Net sales	$215,211	$240,829
Cost of goods sold	211,081	221,591
Gross profit	4,130	19,238
Operating expenses	13,809	14,747
Income (loss) from operations	(9,679)	4,491
Interest expense, net	(8,921)	(8,824)
Other income (loss), net	815	809
Income tax provision (benefit)	(106)	10,032
Loss from continuing operations	(17,679)	(13,556)
Discontinued operations, net of tax	—	(3,664)
Net loss	$(17,679)	$(17,220)

Net Sales

	Three Months Ended September 30,
(In thousands)	2012	2011
Wheels	$98,290	$105,994
Gunite	49,592	63,421
Brillion	39,373	36,721
Imperial	27,956	34,693
Total	$215,211	$240,829

Our consolidated net sales for the three months ended September 30, 2012, were $215.2 million, which was a decrease of 10.6 percent, compared to net sales of $240.8 million for the three months ended September 30, 2011.  Of the total decrease, approximately $28.3 million was a result of lower sales volume due to decreased OEM production levels of the commercial vehicle market and its aftermarket segments in North America.  The decrease in vehicle production is a result of softening maintenance and replacement demand of commercial vehicles.  The reduction in volume was partially offset by $2.7 million in increased pricing, which primarily represented a pass-through of increased raw material and commodity costs.

Net sales for our Wheels segment decreased 7.3 percent during the three months ended September 30, 2012 compared to the same period in 2011 due to decreased volume of $4.0 million and a reduction in pricing of $3.7 million due to lower raw material pass-through. Net sales for our Gunite segment declined 21.8 percent due to a reduction in units sold of $16.9 million, partially offset by $3.1 million in increased pricing related to a pass-through of raw material costs.  Our Gunite products have a higher concentration of aftermarket demand, primarily due to the brake drum products, which are replaced more often than our other products.  We expect Gunite to see an increased bias toward the aftermarket in light of recent sourcing decisions by Navistar and Paccar for their respective OEM business.  Our Brillion segment’s net sales increased by 7.2 percent due to increased pricing of $3.3 million partially offset by a slight reduction in volume of $0.7 million.  Net sales for our Imperial segment decreased by 19.4 percent due to decreased volume in Class 8 OEM production.

North American commercial vehicle industry production builds were, as follows:

	For the three months ended September 30,
	2012	2011
Class 8	65,080	68,406
Classes 5-7	42,506	41,894
Trailer	59,808	58,301

While we serve the commercial vehicle aftermarket segment, there is no industry data to compare our aftermarket sales to industry demand from period to period.

Cost of Goods Sold

The table below represents the significant components of our cost of goods sold.

	Three Months Ended September 30,
(In thousands)	2012	2011
Raw materials	$105,637	$112,661
Depreciation	10,380	9,210
Labor and other overhead	95,064	99,720
Total	$211,081	$221,591

Raw materials costs decreased by $7.0 million, or 6.2 percent, during the three months ended September 30, 2012 due to decreases in sales volume of approximately 7.6 percent, partially offset by increased raw material pricing of approximately 1.4 percent.  The price increases were primarily related to steel and aluminum, which represent nearly all of our raw material costs.

Depreciation increased by $1.2 million, or 12.7 percent during the three months ended September 30, 2012 due to recent capital investments across our businesses.

Labor and overhead costs decreased by 4.7 percent, which is primarily related to staff reduction initiatives.  The reduction in labor and overhead is lower than the net sales volume decrease of approximately 10.6 percent due primarily to charges recognized in the current quarter related to facility closures.

Operating Expenses

	Three Months Ended September 30,
(In thousands)	2012	2011
Selling, general, and administration	$9,236	$10,691
Research and development	1,800	1,506
Depreciation and amortization	2,773	2,550
Total	$13,809	$14,747

Selling, general, and administrative costs decreased by $1.5 million in 2012 compared to the same period in 2011 due to costs incurred during 2011 that were associated with Gunite’s quality management issues in 2011.  Research and development costs increased by $0.3 million primarily due to increases in staff and travel expenses.

Depreciation and amortization expenses were impacted by divestiture and acquisition activities.

Operating Income (Loss)

	Three Months Ended September 30,
(In thousands)	2012	2011
Wheels	$9,302	$15,408
Gunite	(8,076)	(3,083)
Brillion	2,510	367
Imperial	(1,891)	287
Corporate/Other	(11,524)	(8,488)
Total	$(9,679)	$4,491

Operating income for the Wheels segment was 9.5 percent of its net sales for the three months ended September 30, 2012 compared to 14.5 percent for the three months ended September 30, 2011.  During the three months ended September 30, 2012, the Wheels segment experienced a decrease in demand as Class 8 truck production dropped and aftermarket orders declined.  In addition, third quarter results for the Wheels segment were impacted by increased competition in the aftermarket from low cost country sourced wheels due to the ruling in the Chinese anti-dumping action described above and lower pricing due to lower material pass-through.

The operating income (loss) for the Gunite segment was (16.3) percent of its net sales for the three months ended September 30, 2012 and (4.9) percent for the three months ended September 30, 2011.  During the three months ended September 30, 2012, Gunite experienced softening aftermarket and OEM demand for its products, due to low-cost imports from competitors and OEM business losses as described below.  We expect Gunite’s operating income to improve as new machining equipment is launched in the fourth quarter and into 2013.  Additionally, on July 25, 2012 we announced that the operations being conducted at Gunite’s Elkhart, Indiana and Brillion, Wisconsin facilities would be consolidated into Gunite’s Rockford, Illinois facility and that we expected to close the Elkhart facility by the end of the first quarter of 2013.  In response to Navistar’s and Paccar’s decisions to no longer offer Gunite hub and drum assemblies as standard equipment on high volume part numbers, Gunite eliminated shifts, resized its workforce and is accelerating the consolidation of machining operations into the Rockford facility by the end of 2012.  We recognized approximately $3.0 million of costs related to the facility consolidation in the three months ended September 30, 2012.

Operating income for the Brillion segment was 6.4 percent of its net sales for the three months ended September 30, 2012 compared to 1.0 percent for same period in 2011.  Brillion continues to benefit from strong market demand, enabling it to selectively target higher-margin business with industrial and off-road customers.  After strong first-half demand, however, conditions abruptly declined during the third quarter due to weakness in Brillion’s core industrial, construction, and oil and gas markets.  Brillion responded by resizing its workforce and eliminating shifts in early September to the new level of demand.

The operating income (loss) for the Imperial segment was (6.8) percent of its net sales for the three months ended September 30, 2012 and 0.8 percent for the three months ended September 30, 2011.  Due to operational improvements and declining OEM orders, Imperial made significant progress in eliminating its past-due shipments to customers, therefore reducing premium freight and customer charges.  After delaying the consolidation of the Portland, Tennessee facility during the first half, we now expect to complete the remaining equipment transfers in the first quarter of 2013.

The operating losses for the Corporate segment were 5.4 percent of consolidated net sales for the three months ended September 30, 2012 as compared to 3.5 percent for the comparative period in 2011.  Severance charges associated with the reduction of our corporate salaried staff and increased costs related to engineering and supply chain were the primary drivers for the increase in operating losses for the Corporate segment.

Interest Expense

Net interest expense increased $0.1 million to $8.9 million for the three months ended September 30, 2012 from $8.8 million for the three months ended September 30, 2011 due to increased debt in 2012 compared to 2011.

Discontinued Operations

Discontinued operations represent reclassification of operating results, including gain/loss on sale, for Fabco Automotive and Bostrom Seating, net of tax.  The sales of Fabco and Bostrom occurred in 2011.  We have reclassified prior period operating results, including the gain/loss on the sale transactions, to discontinued operations.

Comparison of Financial Results for the Nine Months Ended September 30, 2012 and 2011

	Nine Months Ended September 30,
(In thousands)	2012	2011
Net sales	$753,512	$693,596
Cost of goods sold	702,457	634,624
Gross profit	51,055	58,972
Operating expenses	43,906	44,580
Income from operations	7,149	14,392
Interest expense, net	(26,324)	(25,564)
Other income (loss), net	536	3,205
Income tax provision	2,830	10,424
Loss from continuing operations	(21,469)	(18,391)
Discontinued operations, net of tax	—	(2,713)
Net loss	$(21,469)	$(21,104)

Net Sales

	Nine Months Ended September 30,
(In thousands)	2012	2011
Wheels	$328,115	$300,430
Gunite	185,435	189,745
Brillion	132,509	110,175
Imperial	107,453	93,246
Total	$753,512	$693,596

Our net sales for the nine months ended September 30, 2012, were $753.5 million, which was an increase of 8.6 percent, compared to net sales of $693.6 million for the nine months ended September 30, 2011.  Of the total increase, approximately $29.7 million was a result of higher volume demand due to increased OEM production levels during the first half of 2012 and improved aftermarket sales year-over-year.  The improved OEM vehicle production is a result of increased maintenance and replacement demand of commercial vehicles during 2012 as compared to 2011.  The remaining $30.2 million increase of net sales recognized was related to higher pricing, which mostly represented a pass-through of increased raw material and commodity costs.

Net sales for our Wheels segment increased 9.2 percent during the nine months ended September 30, 2012 compared to the same period in 2011 primarily due to increased volume for all three major OEM segments, as depicted in the table below.  Net sales for our Gunite segment declined 2.3 percent due to a $21.1 million reduction in volume demand, partially offset by approximately $16.9 million in increased pricing related to a pass-through of raw material costs.  Our Gunite products have a higher concentration of aftermarket demand, primarily due to the brake drum products, which are replaced more often than our other products.  Our Brillion segment’s net sales increased by 20.3 percent due to higher demand in the industrial and agricultural markets of $11.8 million and increased pricing of approximately $10.4 million.  Net sales for our Imperial segment increased by 15.2 percent due to increased volume in Class 8 OEM production.

North American commercial vehicle industry production builds were, as follows:

	For the nine months ended September 30,
	2012	2011
Class 8	221,049	180,365
Classes 5-7	140,970	126,195
Trailer	181,814	161,079

While we serve the commercial vehicle aftermarket segment, there is no industry data to compare our aftermarket sales to industry demand from period to period.

Cost of Goods Sold

The table below represents the significant components of our cost of goods sold.

	Nine Months Ended September 30,
(In thousands)	2012	2011
Raw materials	$369,109	$328,367
Depreciation	30,277	27,942
Labor and other overhead	303,071	278,315
Total	$702,457	$634,624

Raw materials costs increased by $40.7 million, or 12.4 percent, during the nine months ended September 30, 2012 due to increases in sales volume of approximately 8.1 percent and price of approximately 4.3 percent.  The increased sales volume was primarily experienced during the first six months of 2012.  The price increases were primarily related to steel and aluminum, which represent nearly all of our material costs.

Depreciation increased by $2.3 million, or 8.4 percent during the nine months ended September 30, 2012 due to the recent capital investments made.

Labor and overhead costs increased by 8.9 percent due to increased volume, which is higher than the overall net sales volume increase of approximately 8.6 percent largely due to the impact of recognizing charges in the current period related to facility closures.

Operating Expenses

	Nine Months Ended September 30,
(In thousands)	2012	2011
Selling, general, and administration	$30,476	$32,059
Research and development	5,242	3,856
Depreciation and amortization	8,188	8,665
Total	$43,906	$44,580

Selling, general, and administrative costs decreased by $1.6 million in 2012.  Research and development costs increased by $1.4 million due to increases in staff and travel expenses.

Depreciation and amortization expenses were impacted by divestiture and acquisition activities.

Operating Income (Loss)

	Nine Months Ended September 30,
(In thousands)	2012	2011
Wheels	$43,850	$39,032
Gunite	(12,119)	(1,007)
Brillion	13,281	1,789
Imperial	(2,712)	3,178
Corporate/Other	(35,151)	(28,600)
Total	$7,149	$14,392

Operating income for the Wheels segment was 13.4 percent of its net sales for the nine months ended September 30, 2012 compared to 13.0 percent for the nine months ended September 30, 2011.  We continue to see increase in aluminum wheel demand, driven by fleet requirements to reduce operating costs and vehicle weight.  We are supporting this shift in product mix with the additional capacity installed at our plants in 2011 and 2012.

The operating losses for the Gunite segment was 6.5 percent of its net sales for the nine months ended September 30, 2012 and 0.5 percent for the nine months ended September 30, 2011.  During the nine months ended September 30, 2012, Gunite benefited from steadily improving operational performance and higher pricing, as well as the elimination of customer-required on-site third-party inspections stemming from Gunite’s quality management issues in 2011.  These were offset by softening aftermarket demand for Gunite products, the impact of low-cost imports from competitors and recent business OEM losses.

Operating income for the Brillion segment was 10.0 percent of its net sales for the nine months ended September 30, 2012 compared to 1.6 percent for same period in 2011.  Sales volume for our Brillion segment increased during 2012 as the industrial and agricultural markets gained strength while increased pricing offset rising raw material costs.  The increase in sales volume was the primary reason for improved operating income for Brillion.

The operating income (loss) for the Imperial segment was (2.5) percent of its net sales for the nine months ended September 30, 2012 and 3.4 percent for the nine months ended September 30, 2011.

The operating losses for the Corporate segment were 4.7 percent of consolidated net sales for the nine months ended September 30, 2012 as compared to 4.1 percent for the comparative period in 2011.

Interest Expense

Net interest expense increased $0.7 million to $26.3 million for the nine months ended September 30, 2012 from $25.6 million for the nine months ended September 30, 2011 due to increased debt in 2012 compared to 2011.

Income Tax Provision

Our income tax provision of $2.8 million in the nine months ended September 30, 2012 was $7.6 million lower than our provision for the nine months ended September 30, 2011.  This decrease can largely be attributable to the Company recording an increase in the valuation allowance of their U.S. deferred tax assets during the nine months ended September 30, 2011.  These deferred tax assets were evaluated upon the sale of Fabco Automotive in September 2011 and the deferred tax liabilities associated with that entity.  Based on the evaluation, an increase of $6.6 million was recorded, resulting in an increase in the deferred tax expense for the 2011 period.

Discontinued Operations

Discontinued operations represent reclassification of operating results, including gain/loss on sale, for Fabco Automotive and Bostrom Seating, net of tax.  The sales of Fabco and Bostrom occurred in 2011.  We have reclassified prior period operating results, including the gain/loss on the sale transactions, to discontinued operations.

Changes in Financial Condition

At September 30, 2012, we had total assets of $835.6 million, compared to total assets of $868.9 million at December 31, 2011.  The $33.3 million, or 3.8%, decrease in total assets primarily resulted from changes in working capital and capital investments coupled with a reduction in cash.  We define working capital as current assets (excluding cash) less current liabilities.

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

The following table summarizes the major components of our working capital as of the periods listed below:

	September 30,	December 31,
(In thousands)	2012	2011
Accounts receivable	$89,527	$98,075
Inventories	70,382	72,827
Deferred income taxes (current)	6,606	7,675
Other current assets	5,418	4,657
Accounts payable	(63,268)	(80,261)
Accrued payroll and compensation	(15,264)	(16,466)
Accrued interest payable	(5,143)	(12,503)
Accrued workers compensation	(5,635)	(4,936)
Other current liabilities	(18,828)	(14,323)
Working Capital	$63,795	$54,745

Significant changes in working capital included:
•	a decrease in receivables of $8.5 million due to the comparative decrease in revenue in the months leading up to the respective period-end dates;
•	a decrease in accounts payable of $17.0 million due to comparative decrease in production and revenue;
•	a decrease in accrued interest payable of $7.4 million primarily related to the semi-annual bond payments made during the year; and
•	an increase in other accrued liabilities of $4.5 million primarily due to the short-term portion of the Gunite capital lease we entered into during the nine months ended September 30, 2012

Capital Resources and Liquidity

Our primary sources of liquidity during the nine months ended September 30, 2012 were cash reserves.  We believe that cash from operations, existing cash reserves, and our ABL revolving credit facility will provide adequate funds for our working capital needs, planned capital expenditures and cash interest payments through 2012 and the foreseeable future.

As of September 30, 2012, we had $20.3 million of cash plus $59.4 million in availability under our ABL credit facility for total liquidity of $79.7 million.  Total liquidity as of December 31, 2011 was $99.0 million.

Our ability to fund working capital needs, planned capital expenditures, scheduled semi-annual interest payments, and to comply with any financial covenants under our ABL credit facility depends on our future operating performance and cash flow, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

Operating Activities

Net cash provided by operating activities during the nine months ended September 30, 2012 amounted to $6.6 million compared to a use of cash of $35.2 million for the period ended September 30, 2011, mostly due to the change in our working capital assets and liabilities in each of the periods.  Of the $41.8 million difference in the comparable flows of operating cash, $55.2 million was realized in accounts receivable due to the increase in cash used during the nine months ended September 30, 2011 because of the significant increase in net sales during the three months ended September 30, 2011 as compared to the three months ended December 31, 2010.  While the seasonality of our accounts receivable from December 31, 2011 to September 30, 2012 was similar, the change was not as severe in the prior year.  Operating cash flow related to inventories and accounts payable fluctuated due to building more inventory during the nine months ended September 30, 2011 as compared due to the nine months ended September 30, 2012.

Investing Activities

Net cash used in investing activities totaled $43.2 million for the nine months ended September 30, 2012 compared to a use of $24.8 million for the period ended September 30, 2011.  Our most significant cash outlays for investing activities are the purchases of property, plant and equipment.  During the nine months ended September 30, 2012, we entered into a capital lease agreement and, as a result, had cash inflows of $7.9 million for reimbursement of payments previously made to the manufacturer.  Also, during the nine months ended September 30, 2012, we had cash inflows of $1.0 million related to the expiration of an escrow account established for the sale of the assets and liabilities of our Bostrom Seating subsidiary.  During the nine months ended September 30, 2011, we had cash inflows of $7.8 million related to the sale of the assets and liabilities of Bostrom Seating, cash inflows of $32.8 million related to the sale of our Fabco Automotive Corporation subsidiary and cash outflows of $22.4 million related to the acquisition of our Camden, South Carolina facility, net of cash received.  Capital expenditures for 2012 are currently expected to be approximately $65 million, which we expect to fund through existing cash reserves or from our ABL facility.  We expect capital expenditures for 2013 to be reduced by approximately 40 percent to 50 percent from 2012.

Financing Activities

Net cash provided by financing activities totaled $20.0 million for the nine months ended September 30, 2011.  No cash was provided by or used in financing activities for the nine months ended September 30, 2012.  During the nine months ended September 30, 2011, we had a $20.0 million advance on our ABL credit facility to partially finance the acquisition of the Camden, South Carolina facility.

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

Recent Developments

New Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment.  The objective of the amendments in this update is to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories.  The amendments permit an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test.  The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.  We are currently evaluating the impact of adopting ASU 2012-02 on the consolidated financial statements.

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

Cautionary Statements Regarding Forward-Looking Statements

In this report, we have made various statements regarding current expectations or forecasts of future events, which speak only as of the date the statements, are made.  These statements are “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements are also made from time-to-time in press releases and in oral statements made by the officers of Accuride.  Forward-looking statements are identified by the words “estimate,” “project,” “anticipate,” “will continue,” “will likely result,” “expect,” “intend,” “believe,” “plan,” “predict” and similar expressions.  Forward looking statements also include, but are not limited to, statements regarding commercial vehicle market recovery, projections of revenue, income, loss, or working capital, capital expenditure levels, ability to mitigate rising raw material costs through increases in selling prices, plans for future operations, financing needs, the ultimate outcome and impact of any litigation involving Accuride or its subsidiaries, the sufficiency of our capital resources and plans and assumptions relating to the foregoing.

Such forward-looking statements are based on assumptions and estimates, which although believed to be reasonable, may turn out to be incorrect.  Therefore, undue reliance should not be placed upon these estimates and statements.  We cannot assure that any of these statements, estimates, or beliefs will be realized and actual results may differ from those contemplated in these “forward-looking statements.”  We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise.  You are advised to consult further disclosures we may make on related subjects in our filings with the SEC.  In addition to other factors discussed in this report, some of the important factors that could cause actual results to differ materially from those discussed in the forward-looking statements include, without limitation, the following:

•	a delayed or less robust than anticipated commercial vehicle industry recovery in 2012 and 2013 could have a material adverse effect on our business;
•	the loss of a major customer could have a material adverse effect on our business;
•	the demands of original equipment manufacturers for price reductions may adversely affect profitability;
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

•	a labor strike may disrupt our supply to our customer base;
•	we may encounter increased competition in the future from existing competitors or new competitors or competitors based in low cost countries;
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

Foreign Currency Risk

Certain forecasted transactions, assets, and liabilities are exposed to foreign currency risk. We monitor our foreign currency exposures to maximize the overall effectiveness of our foreign currency derivatives. The principal currencies of exposure are the Canadian Dollar and Mexican Peso. From time to time, we use foreign currency financial instruments to offset the impact of the variability in exchange rates on our operations, cash flows, assets and liabilities.  At September 30, 2012, the notional amount of open foreign exchange forward contracts was $2.6 million.

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

Raw Material/Commodity Price Risk

We rely upon the supply of certain raw materials and commodities in our production processes, and we have entered into firm purchase commitments for certain metals and natural gas. Additionally, from time to time, we use commodity price swaps and futures contracts to manage the variability in certain commodity prices on our operations and cash flows. At September 30, 2012 we had no open commodity price swaps or futures contracts.

Interest Rate Risk

We use long-term debt as a primary source of capital. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for our long-term fixed-rate debt and other types of long-term debt at September 30, 2012:

(Dollars in thousands)	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
Long-term Debt:
Fixed Rate	—	—	—	—	—	$310,000	$310,000	$323,950
Average Rate	—	—	—	—	—	9.50%	9.50%
Variable Rate	—	—	$20,000	—	—	—	$20,000	$20,000
Average Rate	—	—	3.9%	—	—	—	3.9%

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

Item 1A.  Risk Factors

In addition to the following risk factor, please see the risk factor disclosure included under Part I, Item 1A of our Form 10-K for the year ended December 31, 2011.

Economic and other conditions may adversely impact the valuation of our assets resulting in impairment charges that could have a material adverse effect on our business, results of operations, or financial condition.

We review goodwill and our indefinite lived intangible assets (trade names) for impairment annually or more frequently if impairment indicators exist. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in our expected future cash flows, a sustained, significant decline in our stock price and market capitalization, a significant adverse change in industry or economic trends, unanticipated competition, slower growth rates, and significant changes in the manner of the use of our assets or the strategy for our overall business. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact on our consolidated financial statements. Beginning in the three months ended September 30, 2012 and continuing into October 2012, we experienced a significant decline in our stock price to an amount significantly below current book value. In addition, we have been notified of and are experiencing market share losses in our Gunite business. We have determined that these are potential indicators of impairment, specifically for the Gunite business unit, and we are currently performing a qualitative assessment to determine if a potential indicator of impairment exists for goodwill and other indefinite lived intangible assets for each of our reporting units.  Depending upon the outcome of this qualitative assessment, or if we determine in the future that there is a potential impairment in any of our reporting units, we may be required to record additional charges to earnings which could have a material adverse effect our business, results of operations, or financial condition.

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
Amended and Restated Rights Agreement, dated as of November 7, 2012, between Accuride Corporation and American Stock Transfer & Trust Company, LLC.  Previously filed as an exhibit to the Form 8-K filed on November 8, 2012 and incorporated by reference herein.

10.1†	—	Waiver and Release Agreement, by and between Accuride Corporation and Kenneth Sparks, dated as of August 31, 2012.
31.1†	—	Section 302 Certification of Richard F. Dauch in connection with the Quarterly Report of Form 10-Q on Accuride Corporation for the period ended September 30, 2012.
31.2†	—	Section 302 Certification of Gregory A. Risch in connection with the Quarterly Report on Form 10-Q of Accuride Corporation for the period ended September 30, 2012.
32.1††	—	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
101.INS†	—	XBRL Instance Document
101.SCH†	—	XBRL Taxonomy Extension Schema Document
101.CAL†	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB†	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	—	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF†	—	XBRL Taxonomy Extension Definition Linkbase Document

†	Filed herewith
††	Furnished herewith
*	Management contract or compensatory agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCURIDE CORPORATION

/s/ RICHARD F. DAUCH	Dated:	November 9, 2012
Richard F. Dauch
President and Chief Executive Officer
(Principal Executive Officer)

/s/ GREGORY A. RISCH	Dated:	November 9, 2012
Gregory A. Risch
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)