Form 10-K
period 2012-12-31
ACCURIDE CORP
filed 2013-03-18
CIK 817979

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2012
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to

Commission File Number 333-50239
_____________________________

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

Securities registered pursuant to Section 12(g) of the Act:  None
_____________________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐  No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates based on the New York Stock Exchange closing price as of June 30, 2012 (the last business day of registrant’s most recently completed second fiscal quarter) was approximately $283,251,114. This calculation does not reflect a determination that such persons are affiliates of registrant for any other purposes.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒  No ☐

The number of shares of Common Stock, $0.01 par value, of Accuride Corporation outstanding as of March 14, 2013 was 47,419,115.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2013 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

ACCURIDE CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2012

Explanatory Note:

Effective November 18, 2010, Accuride Corporation implemented a one-for-ten reverse stock split of its Common Stock. Unless otherwise indicated, all share amounts and per share data in this Annual Report on Form 10-K for the Successor Company (as defined herein) have been adjusted to reflect this reverse stock split. See Note 1 of the consolidated financial statements for further discussion.

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

Our diversified customer base includes substantially all of the leading commercial vehicle OEMs, such as Daimler Truck North America, LLC (“DTNA”), with its Freightliner and Western Star brand trucks, PACCAR, Inc. (“PACCAR”), with its Peterbilt and Kenworth brand trucks, Navistar International Corporation, . (“International Truck”), with its International brand trucks, and Volvo Group North America (“Volvo/Mack”), with its Volvo and Mack brand trucks. Our primary commercial trailer customers include leading commercial trailer OEMs, such as Great Dane Limited Partnership, Utility Trailer Manufacturing Company, and Wabash National Corporation.  Our major light truck customer is General Motors Company. Our product portfolio is supported by strong sales, marketing and design engineering capabilities and is manufactured in 14 strategically located, technologically-advanced facilities across the United States, Mexico and Canada.

Our business consists of four operating segments that design, manufacture, and distribute components for the commercial vehicle market, including heavy- and medium-duty trucks, commercial trailers, light trucks, buses, as well as specialty and military vehicles and their related aftermarkets. We have identified each of our operating segments as reportable segments. The Wheels segment’s products primarily consist of steel and aluminum wheels. The Gunite segment’s products consist primarily of wheel-end components and assemblies. The Imperial Group segment’s products consist primarily of truck body and chassis parts. The Brillion Iron Works segment’s products primarily consist of ductile, austempered ductile and gray iron castings, including engine and transmission components and industrial components. We believe this segmentation is appropriate based upon operating decisions and performance assessments by our President and Chief Executive Officer, who is our chief operating decision maker. Our financial results for the previous three fiscal years are discussed in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operation” and “Item 8: Financial Statements and Supplementary Data” of this Annual Report.

Corporate History

Accuride Corporation, a Delaware corporation (“Accuride” or the “Company”, and Accuride Canada Inc., a corporation formed under the laws of the province of Ontario, Canada, and a wholly owned subsidiary of Accuride, were incorporated in November 1986 for the purpose of acquiring substantially all of the assets and assuming certain of the liabilities of Firestone Steel Products, a division of The Firestone Tire & Rubber Company. The respective acquisitions by the companies were consummated in December 1986.

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

Discontinued Operations

On January 31, 2011, substantially all of the assets, liabilities and business of our Bostrom Seating subsidiary were sold to a subsidiary of Commercial Vehicle Group, Inc. for approximately $8.8 million and resulted in recognition of a $0.3 million loss on our consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2011, which have been reclassified to discontinued operations. See Note 2 “Discontinued Operations” for further discussion.

On September 26, 2011, the Company announced the sale of its wholly-owned subsidiary, Fabco Automotive Corporation (“Fabco”) to Fabco Holdings, Inc., a new company formed and capitalized by Wynnchurch Capital, Ltd. in partnership with Stone River Capital Partners, LLC. The sale concluded for a purchase price of $35.0 million, subject to a working capital adjustment, plus a contingent receipt of up to $2.0 million depending on Fabco’s 2012 financial performance, which may become payable during 2013. The Company recognized a loss of $6.3 million, including $2.1 million in transactional fees, related to the sale transaction for the year ended ended December 31, 2011, which is included as a component of discontinued operations. See Note 2 “Discontinued Operations” for further discussion.

Impairment

As of November 30, 2012, the Company experienced a decline in its stock price to an amount below current book value as well as the impact of recent business developments in its Gunite reporting unit including a loss of customer market share and evidence of declining aftermarket sales.  The Gunite reporting unit recorded impairments of goodwill of $62.8 million, other intangible assets of $36.8 million, and property, plant and equipment of $34.1 million.

Product Overview

We believe we design, produce, and market one of the broadest portfolios of commercial vehicle components in the industry. We classify our products under several categories, including wheels, wheel-end components and assemblies, truck body and chassis parts, and ductile and gray iron castings. The following describes our major product lines and brands.

Wheels (Approximately 45% of our 2012 net sales, 43% of our 2011 net sales, and 43% of our 2010 net sales)

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

●
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

●
Heavy- and medium-duty aluminum wheels. We offer a full product line of aluminum wheels for the heavy- and medium-duty truck, commercial trailer markets and related aftermarkets. The wheels range in diameter from 19.5” to 24.5” and are designed for load ratings ranging from 5,000 to 13,000 lbs. Aluminum wheels are generally lighter in weight, more readily stylized, and approximately 2.0 to 3.0 times as expensive as steel wheels.

●
Light truck steel wheels. We manufacture light truck single and dual steel wheels that range in diameter from 16” to 19.5” for customers such as General Motors. We are focused on larger diameter wheels designed for select truck platforms used for carrying heavier loads.

●	Military Wheels. We produce steel and aluminum wheels for military applications under the Accuride brand name.

Wheel-End Components and Assemblies (Approximately 24% of our 2012 net sales, 27% of our 2011 net sales, and 30% of our 2010 net sales)

We are a major North American supplier of wheel-end components and assemblies to the heavy- and medium-duty truck markets and related aftermarket. We market our wheel-end components and assemblies under the Gunite brand. We produce four basic wheel-end assemblies: (1) disc wheel hub/brake drum, (2) spoke wheel/brake drum, (3) spoke wheel/brake rotor and (4) disc wheel hub/brake rotor. We also manufacture an extensive line of wheel-end components for the heavy- and medium-duty truck markets, such as brake drums, disc wheel hubs, spoke wheels, rotors and automatic slack adjusters. The majority of these components are critical to the safe operation of vehicles. A description of each of our major wheel-end components is summarized below:

●
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

●
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

●
Spoke Wheels. We manufacture a full line of spoke wheels for heavy-and medium-duty trucks and commercial trailers. While disc wheel hubs have largely displaced spoke wheels for on-highway applications, they are still popular for severe-duty applications such as off-highway vehicles, refuse vehicles, and school buses, due to their greater strength. Our product line also includes finely machined wheels for ABS systems, similar to our disc wheel hubs.

●
Disc Brake Rotors. We develop and manufacture durable, lightweight disc brake rotors for a variety of heavy-duty truck applications. A disc rotor is a braking device that is typically made of iron with highly machined surfaces. When the brake is applied in a disc brake system, brake fluid from the master cylinder is forced into a caliper where it presses against a piston, which squeezes two brake pads against the disc rotor and stops the vehicle. Disc brakes are generally viewed as more efficient, although more expensive, than drum brakes and are often found in the front of a vehicle with drum brakes often located in the rear. We manufacture ventilated disc brake rotors that significantly improve heat dissipation as required for applications on Class 7 and 8 vehicles. We offer one of the most complete lines of heavy-duty and medium-duty disc brake rotors in the industry.

●
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

Truck Body and Chassis Parts (Approximately 14% of our 2012 net sales, 14% of our 2011 net sales, and 12% of our 2010 net sales)

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

We specialize in the fabrication of complex components and assemblies requiring a significant amount of tooling or customization. Our truck body and chassis parts manufacturing operations are characterized by low-volume production runs. Additionally, because each truck is uniquely customized to end user specifications, we have developed flexible production systems that are capable of accommodating multiple variations for each product design. A description of each of our major truck body and chassis parts is summarized below:

●	Bumpers. We manufacture a wide variety of steel bumpers. These bumpers are polished/chrome plated to meet specific OEM and private label aftermarket requirements.
●	Fuel Tanks. We manufacture and assemble polished/unpolished aluminum fuel tanks and fuel tank straps for OEM and aftermarket customers.
●	Battery Boxes and Toolboxes. We design and manufacture polished/unpolished steel and aluminum battery and toolboxes for heavy-duty truck OEM and aftermarket customers.

●
Front-End Crossmembers. We fabricate and assemble crossmembers for heavy-duty trucks. A crossmember is a structural component of a chassis. These products are manufactured from heavy gauge, high-strength steel and assembled to customer line-set schedules.

●	Muffler Assemblies. We assemble and line-set complete muffler assemblies consisting of fabricated/polished parts, heat shields, mufflers, and exhaust tubing.
●
Crown Assemblies and Components. We manufacture multiple styles of crown assemblies and components. A crown assembly is the highly visible front section (grill) of the truck. These products are fabricated from both steel and aluminum, which are chrome-plated.

●
Tubular Products. We manufacture different exhaust, air, water, and decorative tubular products/assemblies. These products include grab handles, exhaust stacks, elbows, cooling tubes, intake tubes, turbo, and intermediate tubular assemblies. We are capable of producing these products with different grades of materials including mild steel, stainless steel and aluminum.

●	Bus Chassis. We manufacture and assemble chassis/frames for bus OEMs. These frames consist of heavy gauge metal fabrications involving extensive welding.
●
Other Products. We fabricate a wide variety of structural components/assemblies for truck and bus OEMs and aftermarket customers. These products include fenders, exhaust components, sun visors, windshield masks, step assemblies, brackets, fuel tank supports, inner-hood panels, door assemblies, dash panel assemblies, and various other components.

Ductile, Austempered Ductile and Gray Iron Castings (Approximately 17% of our 2012 net sales, 16% of our 2011 net sales, and 15% of our 2010 net sales)

We produce ductile, austempered ductile and gray iron castings under the Brillion brand name. Our Brillion Foundry facility is one of North America’s largest iron foundries focused on the supply of complex, highly cored cast products to market leading customers in the commercial vehicle, diesel engine, construction, agricultural, hydraulic, oil and gas and industrial markets. Brillion offers both vertical and horizontal green sand molding processes to produce cast products that include:

●
Transmission and Engine-Related Components. We believe that our Brillion foundry is a leading source for the casting of transmission and engine-related components to the heavy- and medium-duty truck markets, including flywheels, transmission and engine-related housings and brackets.

●
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

Cyclical and Seasonal Industry

The commercial vehicle components industry is highly cyclical and, in large part, depends on the overall strength of the demand for heavy- and medium-duty trucks. The industry has historically experienced significant fluctuations in demand based on factors such as general economic conditions, including industrial production and consumer spending, as well as, gas prices, credit availability, and government regulations. Cyclical peaks of commercial vehicle production in 1999 and 2006 were followed by sharp production declines of 48% and 69% to trough production levels in 2001 and 2009, respectively. Since 2009, commercial vehicle production levels have increased, and demand for our products as predicted by analysts, including America’s Commercial Transportation (“ACT”) and FTR Associates (“FTR”) Publications, is expected to improve in the second half of 2013 as economic conditions continue to improve. OEM production of major markets that we serve in North America, from 2006 to 2012, are shown below:

	For the Year Ended December 31,
	2012	2011	2010	2009	2008	2007	2006
North American Class 8	278,720	255,261	154,173	118,396	205,639	212,391	376,448
North American Classes 5-7	188,449	166,798	117,901	97,733	158,294	206,954	275,332
U.S. Trailers	240,015	209,005	124,162	79,027	143,901	214,615	280,203

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

Customers

We market our components to more than 1,000 customers, including most of the major North American heavy- and medium-duty truck and commercial trailer OEMs, as well as to the major aftermarket suppliers, including OEM dealer networks, wholesale distributors, and aftermarket buying groups. Our largest customers are PACCAR, Navistar, DTNA, and Volvo/Mack, which combined accounted for approximately 51.8 percent of our net sales in 2012, and individually constituted approximately 18.7 percent, 13.3 percent, 11.9 percent, and 7.9 percent, respectively, of our 2012 net sales. We have long-term relationships with our larger customers, many of whom have purchased components from us or our predecessors for more than 45 years. We garner repeat business through our reputation for quality and position as a standard supplier for a variety of truck lines. We believe that we will continue to be able to effectively compete for our customers’ business due to the high quality of our products, the breadth of our product portfolio, and our continued product innovation.

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

We also market our products directly to end users, particularly large truck fleet operators, with a focus on wheels and wheel-end products to create “pull-through” demand for our products. This effort is intended to help convince the truck and trailer OEMs to designate our products as standard equipment and to create sales by encouraging fleets to specify our products on the equipment that they purchase, even if our product is not standard equipment. The fleet sales group also provides aftermarket sales coverage for our various products, particularly wheels and wheel-end components. These salespeople promote and sell our products to the aftermarket, including OEM dealers, warehouse distributors and aftermarket buying groups.

We have a consolidated aftermarket distribution strategy for our wheels and wheel-end components. In support of this strategy, we have a centralized distribution center in the Indianapolis, Indiana, metropolitan area. As a result, customers can order steel and aluminum wheels, brake drums/rotors and automatic slack adjusters on one purchase order, improving freight efficiencies and inventory turns for our customers.  The aftermarket infrastructure enables us to expand our manufacturing plant direct shipments to larger aftermarket customers utilizing a virtual distribution strategy that allows us to maintain and enhance our competitiveness by eliminating unnecessary freight and handling through the distribution center.

International Sales

We consider sales to customers outside of the United States as international sales. International sales for the years, ended December 31, 2012, 2011, and 2010 are as follows:

(In millions)	International Sales	Percent of Net Sales
2012	$139.6	15.0%
2011	$158.3	16.9%
2010	$104.1	15.4%

For additional information, see Note 11 to the “Notes to Consolidated Financial Statements” included herein.

Manufacturing

We operate 14 facilities, which are characterized by advanced manufacturing capabilities, in North America. Our U.S. manufacturing operations are located in Illinois, Kentucky, Ohio, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, Washington, and Wisconsin. In addition, we have manufacturing facilities in Canada and Mexico. These facilities are strategically located to meet our manufacturing needs and the demands of our customers.

All of our significant operations are QS-9000/TS 16949 certified, which means that they comply with certain quality assurance standards for truck components suppliers. We believe our manufacturing operations are highly regarded by our customers, and we have received numerous quality awards from our customers including PACCAR’s Preferred Supplier award and Daimler Truck North America’s Masters of Quality award. We were also awarded the 2011 Quality Leader of the Year award by the Automotive Division of the American Society for Quality.

All of our facilities incorporate extensive Lean Visual Operating Systems in the management of their day to day operations. This helps improve our product and process flow and on-time-delivery to our customers while minimizing required inventory levels across the business.

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

The competitive landscape for each of our brands is unique. Our primary competitors in the wheel markets include Alcoa Inc., and Maxion Wheels. Our primary competitors in the wheel-ends and assemblies markets for heavy-duty trucks and commercial trailers are KIC Holdings, Inc., Meritor, Inc., Consolidated Metco Inc., and Webb Wheel Products Inc. The truck body and chassis parts markets are fragmented and characterized by many small private companies. Our major competitors in the industrial components market include ten to twelve foundries operating in the Midwest and Southern regions of the United States and in Mexico.

Raw Materials and Suppliers

We typically purchase steel for our wheel products from a number of different suppliers by negotiating high-volume one year contracts directly with steel mills or steel service centers.  While we believe that our supply contracts can be renewed on acceptable terms, we may not be able to renew these contracts on such terms or at all. However, we do not believe that we are overly dependent on long-term supply contracts for our steel requirements as we have alternative sources available if need requires. Depending on market dynamics and raw material availability, the market is occasionally in tight supply, which may result in occasional industry allocations and surcharges.

We obtain aluminum for our wheel products from aluminum billet casting manufacturers.  We believe that aluminum is readily available from a variety of sources.  Aluminum prices have been volatile from time-to-time. We attempt to minimize the impact of such volatility through selected customer supported hedge agreements, supplier agreements and contractual price adjustments with customers.

Major raw materials for our wheel-end and industrial component products are steel scrap and pig iron. We do not have any long-term pricing agreements with any steel scrap or pig iron suppliers, but we do not anticipate having any difficulty in obtaining steel scrap or pig iron due to the large number of potential suppliers and our position as a major purchaser in the industry. A portion of the increases in steel scrap prices for our wheel-ends and industrial components are passed-through to most of our customers by way of a fluctuating surcharge, which is calculated and adjusted on a periodic basis. Other major raw materials include silicon sand, binders, sand additives and coated sand, which are generally available from multiple sources. Coke and natural gas, the primary energy sources for our melting operations, have historically been generally available from multiple sources, and electricity, another of these energy sources, has historically been generally available.

The main raw materials for our truck body and chassis parts are sheet and formed steel and aluminum. Price adjustments for these raw materials are passed-through to our largest customers for those parts on a contractual basis. We purchase major fabricating materials, such as fasteners, steel, and tube steel, from multiple sources, and these materials have historically been generally available.

Employees and Labor Unions

As of December 31, 2012, we had approximately 2,752 employees, of which 597 were salaried employees with the remainder paid hourly. Unions represent approximately 1,492 of our employees, which is approximately 54 percent of our total employees. We have collective bargaining agreements with several unions, including (1) the United Auto Workers, (2) the International Brotherhood of Teamsters, (3) the United Steelworkers, (4) the International Association of Machinists and Aerospace Workers, (5) the National Automobile, Aerospace, Transportation, and General Workers Union of Canada and (6) El Sindicato Industrial de Trabajadores de Nuevo Leon.

Each of our unionized facilities has a separate contract with the union that represents the workers employed at such facility. The union contracts expire at various times over the next few years with the exception of our union contract that covers the hourly employees at our Monterrey, Mexico, facility, which expires on an annual basis in January unless otherwise renewed. The 2013 negotiations in Monterrey were successfully completed prior to the expiration of our union contract. In 2012, we extended the labor contract at our London, Ontario facility through March 2018.

In 2013, we have collective bargaining agreements expiring at our Brillion, Wisconsin facility.  We do not anticipate that our 2013 negotiations will have a material adverse effect on our operating performance or cost.

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

Environmental Matters

Our operations, facilities, and properties are subject to extensive and evolving laws and regulations pertaining to air emissions, wastewater and stormwater discharges, the handling and disposal of solid and hazardous materials and wastes, the investigation and remediation of contamination, and otherwise relating to health, safety, and the protection of the environment and natural resources. The violation of such laws can result in significant fines, penalties, liabilities or restrictions on operations. From time to time, we are involved in administrative or legal proceedings relating to environmental, health and safety matters, and have in the past incurred and will continue to incur capital costs and other expenditures relating to such matters. For example, we are currently involved in a proceeding regarding alleged violations of stormwater regulations at our Brillion facility, which could subject us to fines, penalties or other liabilities. In connection with that matter, we are negotiating with state authorities regarding certain capital improvements related to the underlying allegations. Based on current information, we do not expect that this matter will have a material adverse effect on our business, results of operations or financial conditions; however, we cannot assure you that this or any other future environmental compliance matters will not have such an effect.

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

As of December 31, 2012, we had an environmental reserve of approximately $1.5 million, related primarily to our foundry operations. This reserve is based on management’s review of potential liabilities as well as cost estimates related thereto. Any expenditures required for us to comply with applicable environmental laws and/or pay for any remediation efforts will not be reduced or otherwise affected by the existence of the environmental reserve. Our environmental reserve may not be adequate to cover our future costs related to the sites associated with the environmental reserve, and any additional costs may have a material adverse effect on our business, results of operations or financial condition. The discovery of additional environmental issues, the modification of existing laws or regulations or the promulgation of new ones, more vigorous enforcement by regulators, the imposition of joint and several liability under CERCLA or analogous state laws, or other unanticipated events could also result in a material adverse effect.

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

At our Erie, Pennsylvania, facility, we have obtained an environmental insurance policy to provide coverage with respect to certain environmental liabilities.

Management does not believe that the outcome of any environmental proceedings will have a material adverse effect on our consolidated financial condition or results of operations.

Research and Development Expense

Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred. The amount expensed in the years ended December 31, 2012 and 2011 totaled $6.6 million and $4.8 million, respectively. For the period January 1, 2010 to February 26, 2010 and for the period February 26, 2010 to December 31, 2010 we expensed $0.7 million and $3.4 million, respectively.

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

Item 1A. Risk Factors

Factors That May Affect Future Results

In this report, we have made various statements regarding current expectations or forecasts of future events. These statements are “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are also made from time-to-time in press releases and in oral statements made by our officers. Forward-looking statements are identified by the words “estimate,” “project,” “anticipate,” “will continue,” “will likely result,” “expect,” “intend,” “believe,” “plan,” “predict” and similar expressions.

Such forward-looking statements are based on assumptions and estimates, which although believed to be reasonable, may turn out to be incorrect. Therefore, undue reliance should not be placed upon these statements and estimates. These statements or estimates may not be realized and actual results may differ from those contemplated in these “forward-looking statements.” Some of the factors that may cause these statements and estimates to differ materially include, among others, market demand in the commercial vehicle industry, general economic, business and financing conditions, labor relations, government action, competitor pricing activity, expense volatility, and each of the risks highlighted below.

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

We continue to operate in a challenging economic environment and our ability to maintain liquidity may be affected by economic or other conditions that are beyond our control and which are difficult to predict. The 2013 OEM production forecasts by ACT Publications for the significant commercial vehicle markets that we serve, as of March 11, 2013, are as follows:

North American Class 8	263,123
North American Classes 5-7	198,081
U.S. Trailers	252,000

We are dependent on sales to a small number of our major customers and on our status as standard supplier on certain truck platforms of each of our major customers.

Sales, including aftermarket sales, to PACCAR, Navistar, DTNA, and Volvo/Mack constituted approximately 18.7 percent, 13.3 percent, 11.9 percent, and 7.9 percent, respectively, of our 2012 net sales. No other customer accounted for more than 5 percent of our net sales for this period. The loss of any significant portion of sales to any of our major customers would likely have a material adverse effect on our business, results of operations or financial condition.

We are a standard supplier of various components at a majority of our major customers, which results in recurring revenue as our standard components are installed on most trucks ordered from that platform, unless the end user specifically requests a different product, generally at an additional charge. The selection of one of our products as a standard component may also create a steady demand for that product in the aftermarket. We may not maintain our current standard supplier positions in the future, and may not become the standard supplier for additional truck platforms. The loss of a significant standard supplier position or a significant number of standard supplier positions with a major customer could have a material adverse effect on our business, results of operations or financial condition.  For example, during 2012 Gunite lost standard position at two OEMs for certain products, which led to impairment charges as described in Note 4 “Goodwill and Other Intangible Assets” and Note 5 “Property, Plant and Equipment”.

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

Our business is subject to the risk of price increases and fluctuations and periodic delays in the delivery of raw materials and purchased components that are beyond our control. Our operations require substantial amounts of raw steel, aluminum, steel scrap, pig iron, electricity, coke, natural gas, sheet and formed steel, bearings, purchased components, fasteners, silicon sand, binders, sand additives, coated sand and tube steel. Fluctuations in the delivery of these materials may be driven by the supply/demand relationship for material, factors particular to that material or governmental regulation for raw materials such as electricity and natural gas.  In addition, if any of our suppliers seek bankruptcy relief or otherwise cannot continue their business as anticipated or we cannot renew our supply contracts on favorable terms, the availability or price of raw materials could be adversely affected.  Fluctuations in prices and/or availability of the raw materials or purchased components used by us, which at times may be more pronounced during periods of higher truck builds, may affect our profitability and, as a result, have a material adverse effect on our business, results of operations, or financial condition. In addition, as described above, a shortening or elimination of our trade credit by our suppliers may affect our liquidity and cash flow and, as a result, have a material adverse effect on our business, results of operations, or financial condition

We use substantial amounts of raw steel and aluminum in our production processes. Although raw steel is generally available from a number of sources, we have obtained favorable sourcing by negotiating and entering into high-volume contracts with terms ranging from one to two years. We obtain raw steel and aluminum from various suppliers. We may not be successful in renewing our supply contracts on favorable terms or at all. A substantial interruption in the supply of raw steel or aluminum or inability to obtain a supply of raw steel or aluminum on commercially desirable terms could have a material adverse effect on our business, results of operations or financial condition. We are not always able, and may not be able in the future, to pass on increases in the price of raw steel or aluminum to our customers on a timely basis or at all. In particular, when raw material prices increase rapidly or to significantly higher than normal levels, we may not be able to pass price increases through to our customers on a timely basis, if at all, which could adversely affect our operating margins and cash flow. Any fluctuations in the price or availability of raw steel or aluminum may have a material adverse effect on our business, results of operations or financial condition.

Steel scrap and pig iron are also major raw materials used in our business to produce our wheel-end and industrial components. Steel scrap is derived from, among other sources, junked automobiles, industrial scrap, railroad cars, agricultural and heavy machinery, and demolition steel scrap from obsolete structures, containers and machines. Pig iron is a low-grade cast iron that is a product of smelting iron ore with coke and limestone in a blast furnace. The availability and price of steel scrap and pig iron are subject to market forces largely beyond our control, including North American and international demand for steel scrap and pig iron, freight costs, speculation and foreign exchange rates. Steel scrap and pig iron availability and price may also be subject to governmental regulation. We are not always able, and may not be able in the future, to pass on increases in the price of steel scrap and pig iron to our customers. In particular, when raw material prices increase rapidly or to significantly higher than normal levels, we may not be able to pass price increases through to our customers on a timely basis, if at all, which could have a material adverse effect on our operating margins and cash flow. Any fluctuations in the price or availability of steel scrap or pig iron may have a material adverse effect on our business, results of operations or financial condition. See “Item 1—Business—Raw Materials and Suppliers”.

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

We operate in highly competitive markets and we may not be able to compete successfully.

The markets in which we operate are highly competitive. We compete with a number of other manufacturers and distributors that produce and sell similar products. Our products primarily compete on the basis of price, manufacturing and distribution capability, product design, product quality, product delivery and product service. Some of our competitors are companies, or divisions, units or subsidiaries of companies that are larger and have greater financial and other resources than we do. For these reasons, our products may not be able to compete successfully with the products of our competitors. In addition, our competitors may foresee the course of market development more accurately than we do, develop products that are superior to our products, have the ability to produce similar products at a lower cost than we can, or adapt more quickly than we do to new technologies or evolving regulatory, industry, or customer requirements. As a result, our products may not be able to compete successfully with their products. In addition, OEMs may expand their internal production of components, shift sourcing to other suppliers, or take other actions that could reduce the market for our products and have a negative impact on our business. We may encounter increased competition in the future from existing competitors or new competitors. We expect these competitive pressures in our markets to remain strong. See “Item 1—Business—Competition”.

In addition, competition from foreign truck components suppliers, especially in the aftermarket, may lead to an increase in truck components imports into North America, adversely affecting our market share and negatively affecting our ability to compete. Foreign truck components suppliers, including those in China, may in the future increase their current share of the markets for truck components in which we compete. Some of these foreign suppliers may be owned, controlled or subsidized by their governments, and their decisions with respect to production, sales and exports may be influenced more by political and economic policy considerations than by prevailing market conditions. In addition, foreign truck components suppliers may be subject to less restrictive regulatory and environmental regimes that could provide them with a cost advantage relative to North American suppliers. Therefore, there is a risk that some foreign suppliers, including those in China, may increase their sales of truck components in North American markets despite decreasing profit margins or losses.

On March 30, 2011, we, along with one other United States domestic commercial vehicle steel wheel supplier, filed antidumping and countervailing duty petitions with the United States International Trade Commission and the United States Department of Commerce alleging that manufacturers of certain steel wheels in China are dumping their products in the United States and that these manufacturers have been subsidized by their government in violation of United States trade laws.  In May 2011, the International Trade Commission issued a preliminary determination that there was a reasonable indication that the U.S. steel wheel industry is materially injured or threatened with material injury by reason of imports from China of certain steel wheels, and began the final phase of its investigation.  In August 2011, the U.S. Department of Commerce issued a preliminary determination of countervailing duties on steel wheels imported from China ranging from 26.2 percent to 46.6 percent ad valorem, and in October 2011, the U.S. Department of Commerce issued a preliminary determination of antidumping duty margins ranging from 110.6 percent to 243.9 percent ad valorem.  On March 19, 2012, the Department of Commerce made final determinations of dumping and subsidy margins which cumulatively were approximately 70 percent to 228 percent ad valorem.  However, on April 17, 2012, the International Trade Commission determined that the domestic industry has not been injured and was not presently threatened with injury from subject imports, and consequently withdrew all import duties on the subject imports.  If future trade cases do not provide relief from unfair trade practices, U.S. protective trade laws are weakened or international demand for trucks and/or truck components decreases, an increase of truck component imports into the United States may occur, which could have a material adverse effect on our business, results of operation or financial condition.

Economic and other conditions may adversely impact the valuation of our assets resulting in impairment charges that could have a material adverse effect on our business, results of operations, or financial condition.

We review goodwill and our indefinite lived intangible assets (trade names) for impairment annually or more frequently if impairment indicators exist. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in our expected future cash flows, a sustained, significant decline in our stock price and market capitalization, a significant adverse change in industry or economic trends, unanticipated competition, slower growth rates, and significant changes in the manner of the use of our assets or the strategy for our overall business. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact on our consolidated financial statements. For example, due to recent business developments, including the loss of standard position for some of its products at two OEM customers, our Gunite reporting unit recorded goodwill, intangibles, and property, plant and equipment impairments of $62.8 million, $36.8 million and $34.1 million, respectively based upon our 2012 annual impairment testing.  If we determine in the future that there are other potential impairments in any of our reporting units, we may be required to record additional charges to earnings that could have a material adverse effect on our business, results of operations, or financial condition.

We are subject to risks associated with our international operations.

We sell products in international locations and operate plants in Canada and Mexico. In addition, it is part our strategy to continue to expand internationally. Our current and future international sales and operations are subject to risks and uncertainties, including:

●	possible government legislation;

●	difficulties and costs associated with complying with a wide variety of complex and changing laws, treaties and regulations;

●	unexpected changes in regulatory environments;

●	limitations on our ability to enforce legal rights and remedies;

●	economic and political conditions, war and civil disturbance;

●	tax rate changes;

●	tax inefficiencies and currency exchange controls that may adversely impact our ability to repatriate cash from non-United States subsidiaries;

●	the imposition of tariffs or other import or export restrictions;

●	costs and availability of shipping and transportation; and

●	nationalization of properties by foreign governments.

We may have difficulty anticipating and effectively managing these and other risks that our international operations may face, which may adversely impact our business outside the United States and our business, financial condition and results of operations.  In addition, international expansion will also require significant attention from our management and could require us to add additional management and other resources in these markets.

In addition, we operate in parts of the world that have experienced governmental corruption, and we could be adversely affected by violations of the Foreign Corrupt Practices Act (“FCPA”) and similar worldwide anti-bribery laws. The FCPA and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. If we were found to be liable for FCPA violations, we could be liable for criminal or civil penalties or other sanctions, which could have a material adverse impact on our business, financial condition and results of operations.

We face exposure to foreign business and operational risks including foreign exchange rate fluctuations and if we were to experience a substantial fluctuation, our profitability may change.

In the normal course of doing business, we are exposed to risks associated with changes in foreign exchange rates, particularly with respect to the Canadian Dollar and Mexican Peso. From time to time, we use forward foreign exchange contracts, and other derivative instruments, to help offset the impact of the variability in exchange rates on our operations, cash flows, assets and liabilities. At December 31, 2012, the notional amount of open foreign exchange forward contracts was $1.3 million. Factors that could further impact the risks associated with changes in foreign exchange rates include the accuracy of our sales estimates, volatility of currency markets and the cost and availability of derivative instruments. See “Item 7A— Quantitative and Qualitative Disclosure about Market Risk —Foreign Currency Risk”. In addition, changes in the laws or governmental policies in the countries in which we operate could have a material adverse effect on our business, results of operations, or financial condition.

We may not be able to continue to meet our customers’ demands for our products and services.

In order to remain competitive, we must continue to meet our customers’ demand for our products and services. However, we may not be successful in doing so. If our customers’ demand for our products and/or services exceeds our ability to meet that demand, we may be unable to continue to provide our customers with the products and/or services they require to meet their business needs. Factors that could result in our inability to meet customer demands include an unforeseen spike in demand for our products and/or services, a failure by one or more of our suppliers to supply us with the raw materials and other resources that we need to operate our business effectively or poor management of our Company or one or more divisions or units of our Company, among other factors. Our ability to provide our customers with products and services in a reliable and timely manner, in the quantity and quality desired and with a high level of customer service, may be severely diminished as a result. If this happens, we may lose some or all of our customers to one or more of our competitors, which could have a material adverse effect on our business, results of operations, or financial condition.

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

We manufacture our products at 14 facilities and provide logistical services at our just-in-time sequencing facilities in the United States. An interruption in production or service capabilities at any of these facilities as a result of equipment failure or other reasons could result in our inability to produce our products, which would reduce our net sales and earnings for the affected period. In the event of a stoppage in production at any of our facilities, even if only temporary, or if we experience delays as a result of events that are beyond our control, delivery times to our customers could be severely affected. Any significant delay in deliveries to our customers could lead to increased returns or cancellations and cause us to lose future sales. Our facilities are also subject to the risk of catastrophic loss due to unanticipated events such as fires, explosions or violent weather conditions. We may experience plant shutdowns or periods of reduced production as a result of equipment failure, delays in deliveries or catastrophic loss, which could have a material adverse effect on our business, results of operations or financial condition.

We are subject to risks relating to our information technology systems, and any failure to adequately protect our critical information technology systems could materially affect our operations.

We rely on information technology systems across our operations, including for management, supply chain and financial information and various other processes and transactions. In addition, we are in the process of a corporate-wide migration to a new enterprise resource planning, or ERP, software system.  Our ability to effectively manage our business depends on the security, reliability and capacity of these systems. Information technology system failures, network disruptions or breaches of security could disrupt our operations, causing delays or cancellation of customer orders or impeding the manufacture or shipment of products, processing of transactions or reporting of financial results. An attack or other problem with our systems could also result in the disclosure of proprietary information about our business or confidential information concerning our customers or employees, which could result in significant damage to our business and our reputation.

In addition, we could be required to expend significant additional amounts to respond to information technology issues or to protect against threatened or actual security breaches. We may not be able to implement measures that will protect against all of the significant risks to our information technology systems.

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

As of December 31, 2012, unions represented approximately 54 percent of our workforce. As a result, we are subject to the risk of work stoppages and other labor relations matters. Any prolonged strike or other work stoppage at any one of our principal unionized facilities could have a material adverse effect on our business, results of operations or financial condition. We have collective bargaining agreements with different unions at various facilities. These collective bargaining agreements expire at various times over the next few years, with the exception of our union contract at our Monterrey, Mexico facility, which expires on an annual basis. The 2013 negotiations in Monterrey were successfully completed prior to the expiration of our union contract. In 2012, we extended the labor contract at our London, Ontario facility through March 2018.  In 2013, we have collective bargaining agreements expiring at our Brillion, Wisconsin facility.  We do not anticipate that our 2013 negotiations will have a material adverse effect on our operating performance or cost.

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

Our operations, facilities, and properties are subject to extensive and evolving laws and regulations pertaining to air emissions, wastewater and stormwater discharges, the handling and disposal of solid and hazardous materials and wastes, the investigation and remediation of contamination, and otherwise relating to health, safety, and the protection of the environment and natural resources. The violation of such laws can result in significant fines, penalties, liabilities or restrictions on operations. From time to time, we are involved in administrative or legal proceedings relating to environmental, health and safety matters, and have in the past incurred and will continue to incur capital costs and other expenditures relating to such matters. For example, we are involved in a proceeding regarding alleged violations of stormwater regulations at our Brillion facility, which could subject us to fines, penalties or other liabilities. In connection with that matter, we are negotiating with state authorities regarding certain capital improvements related to the underlying allegations. Based on current information, we do not expect that this matter will have a material adverse effect on our business, results of operations or financial conditions; however, we cannot assure you that these or any other future environmental compliance matters will not have such an effect.

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

As of December 31, 2012, we had an environmental reserve of approximately $1.5 million, related primarily to our foundry operations. This reserve is based on management’s review of potential liabilities as well as cost estimates related thereto. Any expenditures required for us to comply with applicable environmental laws and/or pay for any remediation efforts will not be reduced or otherwise affected by the existence of the environmental reserve. Our environmental reserve may not be adequate to cover our future costs related to the sites associated with the environmental reserve, and any additional costs may have a material adverse effect on our business, results of operations or financial condition. The discovery of additional environmental issues, the modification of existing laws or regulations or the promulgation of new ones, more vigorous enforcement by regulators, the imposition of joint and several liability under CERCLA or analogous state laws, or other unanticipated events could also result in a material adverse effect.

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

Many scientists, legislators and others attribute climate change to increased emissions of greenhouse gases (“GHGs”), which has led to significant legislative and regulatory efforts to limit GHGs. In the recent past, Congress has considered legislation that would have reduced GHG emissions through a cap-and-trade system of allowances and credits, under which emitters would be required to buy allowances to offset emissions. In addition, in late 2009, the EPA promulgated a rule requiring certain emitters of GHGs to monitor and report data with respect to their GHG emissions and, in May 2010, finalized its “tailoring” rule for determining which stationary sources are required to obtain permits, or implement best available control technology, on account of their GHG emission levels. The EPA is also expected to adopt additional rules in the future that will require permitting for ever-broader classes of GHG emission sources. Moreover, several states, including states in which we have facilities, are considering or have begun to implement various GHG registration and reduction programs. Certain of our facilities use significant amounts of energy and may emit amounts of GHGs above certain existing and/or proposed regulatory thresholds. GHG laws and regulations could increase the price of the energy we purchase, require us to purchase allowances to offset our own emissions, require us to monitor and report our GHG emissions or require us to install new emission controls at our facilities, any one of which could significantly increase our costs or otherwise negatively affect our business, results of operations or financial condition. In addition, future efforts to curb transportation-related GHGs could result in a lower demand for our products, which could negatively affect our business, results of operation or financial condition. While future GHG regulation appears likely, it is difficult to predict how these regulations will affect our business, results of operations or financial condition.

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

On November 9, 2011, our Board of Directors adopted a Rights Agreement (the “Original Rights Agreement”) pursuant to which one purchase right was distributed as a dividend on each share of our common stock held of record as of the close of business on November 23, 2011.  On November 7, 2012, our Board of Directors adopted an Amended and Restated Rights Agreement (the “Amended and Restated Rights Agreement”), which modified the Original Rights Agreement by extending the term of the Original Rights Agreement to November 9, 2015, subject to stockholder approval at our 2013 annual meeting of stockholders, and making certain other adjustments.  On December 19, 2012, our Board of Directors amended the Amended and Restated Rights Agreement by shortening the term to April 30, 2014, subject to stockholder approval at our 2013 annual meeting of stockholders.  If our stockholders do not ratify the Amended and Restated Rights Agreement at our 2013 annual meeting of stockholders, the rights will automatically expire and the Amended and Restated Rights Agreement will terminate.

Upon becoming exercisable, each right will entitle its holder to purchase from the Company one one-hundredth of a share of our Series A Junior Participating Preferred Stock for the purchase price of $30.00. Generally, the rights will become exercisable ten business days after the date on which any person or group becomes the beneficial owner of 20% or more of our common stock or has commenced a tender or exchange offer which, if consummated, would result in any person or group becoming the beneficial owner of 20% or more of our common stock, subject to the terms and conditions set forth in the rights agreement. The rights are attached to the certificates representing outstanding shares of common stock until the rights become exercisable, at which point separate certificates will be distributed to the record holders of our common stock. If a person or group becomes the beneficial owner of 20% or more of our common stock, which we refer to as an “acquiring person,” each right will entitle its holder, other than the acquiring person, to receive upon exercise a number of shares of our common stock having a market value of two times the purchase price of the right.

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

If a person were able to acquire a substantial amount of our common stock, however, including after the rights expire on the earlier of (i) the close of business on April 30, 2014 or (ii) the final adjournment of the Company’s 2013 annual meeting of stockholders if Stockholder Approval of the Amended and Restated Rights Agreement, as amended, has not been received prior to such time, a change of control could be triggered under Delaware General Corporation Law, our ABL credit facility or the indenture governing our senior notes. If a change of control under our ABL credit facility were to occur, we would need to obtain a waiver from our lenders or amend the facility. If a change of control under the indenture were to occur, we could be required to repurchase our senior notes at the option of the holders. If we are unable to obtain a waiver/amendment or repurchase the notes, as applicable, or otherwise refinance these debts, the lenders or noteholders, as applicable, could potentially accelerate these debts, and our liquidity and capital resources could be significantly limited and our business operations could be materially and adversely affected.

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

Severance and retention agreements with certain senior management employees provide that the participating executive is entitled to a regular severance payment if we terminate the participating executive’s employment without “cause” or if the participating executive terminates his or her employment with us for “good reason” (as these terms are defined in the agreement) at any time other than during a “Protection Period.” The regular severance benefit is equal to the participating executive’s base salary for one year. See “Item 10—Directors, Executive Officers, and Corporate Governance.” A Protection Period begins on the date on which a “change in control” (as defined in the agreement) occurs and ends 18 months after a “change in control”.

The change in control severance benefit is payable to an executive if his or her employment is terminated during the Protection Period either by the participating executive for “good reason” or by us without “cause.” The change in control severance benefits for Tier II executives (Messrs. Dauch, Adams, Byrnes, Hazlett, Maniatis, Martin and Ms. Blair) consist of a payment equal to 200% of the executive’s salary plus 200% of the greater of (i) the annualized incentive compensation to which the executive would be entitled as of the date on which the change of control occurs or (ii) the average incentive compensation award over the three years prior to termination. The change in control severance benefits for Tier III executives (Mr. Risch and other key executives) consist of a payment equal to 100% of the executive’s salary and 100% of the greater of (i) the annualized incentive compensation to which the executive would be entitled as of the date on which the change of control occurs or (ii) the average incentive compensation award over the three years prior to termination. If the participating executive’s termination occurs during the Protection Period, the severance and retention agreement also provides for the continuance of certain other benefits, including reimbursement for forfeitures under qualified plans and continued health, disability, accident and dental insurance coverage for the lesser of 18 months (or 12 months in the case of Tier III executives) from the date of termination or the date on which the executive receives such benefits from a subsequent employer. There are currently no Tier I executives with severance and retention agreements.

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

Our ability to use net operating losses to offset future taxable income may be subject to certain limitations.

In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (“NOLs”), to offset future taxable income. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Internal Revenue Code. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheet, even if we maintain profitability.

Risks Related to Our Indebtedness

Our leverage and debt service obligations could have a material adverse effect on our financial condition or our ability to fulfill our obligations and make it more difficult for us to fund our operations.

As of December 31, 2012, our total indebtedness was $330.0 million. Our indebtedness and debt service obligations could have important negative consequences to us, including:

●	Difficulty satisfying our obligations with respect to our indebtedness;
●	Difficulty obtaining financing in the future for working capital, capital expenditures, acquisitions or other purposes;
●	Increased vulnerability to general economic downturns and adverse industry conditions;
●	Limited flexibility in planning for, or reacting to, changes in our business and in our industry in general;
●	Placing us at a competitive disadvantage compared to our competitors that have less debt, and
●	Limited flexibility in planning for, or reacting to, changes in our business and industry.

In addition, our ABL facility and the indenture governing our senior secured notes contain various covenants that impose operating and financial restrictions on us and/or our subsidiaries. Our failure to comply with any of these covenants, or our failure to make payments of principal or interest on our indebtedness, could result in an event of default, or trigger cross-default or cross-acceleration provisions under other agreements, which could result in these obligations becoming immediately due and payable, cause our creditors to terminate their lending commitments. Any of the foregoing occurrences could have a material adverse effect on our business, results of operations or financial condition.

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

Neither the projected financial information that we previously filed with the bankruptcy court in connection with the October 2009 to February 2010 Chapter 11 bankruptcy proceedings nor the financial information included in the Disclosure Statement filed with the bankruptcy court in conjunction with our Chapter 11 bankruptcy proceedings (the “Disclosure Statement”) should be considered or relied on in connection with the purchase of our Common Stock, or other securities. We were required to prepare projected financial information to demonstrate to the Bankruptcy Court the feasibility of the Plan of Reorganization and our ability to continue operations upon emergence from Chapter 11 bankruptcy proceedings. This projected financial information was filed with the Bankruptcy Court as part of our Disclosure Statement approved by the Bankruptcy Court. The projections reflected numerous assumptions concerning anticipated future performance and prevailing and anticipated market and economic conditions that were and continue to be beyond our control and that may not materialize. Projections are inherently subject to uncertainties and to a wide variety of significant business, economic and competitive risks. Our actual results will vary from those contemplated by the projections for a variety of reasons including the subsequent sales of assets related to our discontinued operations, the acquisition of our Camden, South Carolina aluminum wheel manufacturing operations, various restructuring initiatives, and changes in the competitive landscape. Furthermore, the projections were limited by the information available to us as of the date of the preparation of the projections, including production forecasts published by ACT Publications for 2011 and beyond. Therefore, variations from the projections may be material, and investors should not rely on such projections.

Because of the adoption of fresh-start accounting and the effects of the transactions contemplated by the Plan of Reorganization, financial information subsequent to February 26, 2010, will not be comparable to financial information prior to February 26, 2010.

Upon our emergence from Chapter 11 bankruptcy proceedings, we adopted fresh-start accounting in accordance with the provisions of ASC 852, Reorganizations, pursuant to which the midpoint of the range of our reorganization value was allocated to our assets and liabilities in conformity with the procedures specified by ASC 805, Business Combinations. Accordingly, our consolidated statements of financial position and consolidated statements of operations and comprehensive income (loss) subsequent to February 26, 2010, will not be comparable in many respects to our consolidated statements of financial position and consolidated statements of operations and comprehensive income (loss) prior to February 26, 2010. The lack of comparable historical financial information may discourage investors from purchasing our capital stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The table below sets forth certain information regarding the material owned and leased properties of Accuride as of December 31, 2012. We believe these properties are suitable and adequate for our business.

Facility Overview

Location	Business function	Brands Manufactured	Owned/ Leased	Size (sq. feet)
Evansville, IN	Corporate Headquarters	Corporate	Leased	37,229
London, Ontario, Canada	Heavy- and Medium-duty Steel Wheels, Light Truck Steel Wheels	Accuride	Owned	536,259
Henderson, KY	Heavy- and Medium-duty Steel Wheels, R&D	Accuride	Owned	364,365
Monterrey, Mexico	Heavy- and Medium-duty Steel and Aluminum Wheels, Light Truck Wheels	Accuride	Owned	262,000
Camden, SC	Forging and Machining-Aluminum Wheels	Accuride	Owned	80,000
Erie, PA	Forging and Machining-Aluminum Wheels	Accuride	Leased	421,229
Springfield, OH	Assembly Line and Sequencing	Accuride	Owned	136,036
Whitestown, IN	Warehouse	Various	Leased	364,000
Rockford, IL	Wheel-end Foundry, Warehouse, Administrative Office	Gunite	Owned	619,000
Brillion, WI	Molding, Finishing, Administrative Office	Brillion	Owned	593,200
Portland, TN	Metal Fabricating, Stamping, Assembly, Administrative Office	Imperial	Leased	200,000
Portland, TN	Plating and Polishing	Imperial	Owned	86,000
Decatur, TX	Metal Fabricating, Stamping, Assembly, Machining and Polishing Shop	Imperial	Owned	122,000
Denton, TX	Assembly Line and Sequencing	Imperial	Leased	60,000
Dublin, VA	Tube Bending, Assembly and Line Sequencing	Imperial	Owned	122,000
Chehalis, WA	Metal Fabricating, Stamping, Assembly	Imperial	Owned	90,000
Elkhart, IN	Idle facility	None	Owned	258,000

Our Erie, Pennsylvania property may be purchased for a nominal sum, subject to refinancing of $1.7 million from the local government economic development organization.  There are no plans to sell this property.

Our Elkhart, Indiana facility ceased manufacturing operations on November 30, 2012. All manufacturing operations for this facility have been consolidated into our Rockford, Illinois facility.

On December 5, 2012, the Company entered into a lease termination agreement to exit its leased Portland, TN facility.  The Company expects to fully vacate the facility no later than April 30, 2013, at which time the lease will be terminated.

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

For more information, please see “Item 1 – Business – Chapter 11 Proceedings” in this annual report.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

As of March 8, 2013, there were approximately 12 holders of record of our postpetition Common Stock, although there are substantially more beneficial owners.

The following table sets forth the high and low sale prices of our Common Stock during 2011 and 2012.

	High	Low
Fiscal Year Ended December 31, 2011
First Quarter	$16.34	$12.74
Second Quarter	$14.40	$11.81
Third Quarter	$13.13	$5.01
Fourth Quarter	$7.25	$4.35
Fiscal Year Ended December 31, 2012
First Quarter	$9.14	$6.90
Second Quarter	$9.03	$5.39
Third Quarter	$6.24	$4.49
Fourth Quarter	$4.92	$2.21

On March 14, 2013, the closing price of our Common Stock was $5.05.

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

2010 RESTRICTED STOCK UNIT AWARDS

In May 2010, we entered into individual restricted stock unit agreements with certain employees of the Company and its subsidiaries that provided for the issuance of up to 178,268 shares of Common Stock. The RSUs entitled the recipients to receive a corresponding number of shares of the Company's Common Stock on the date the RSU vests. The RSUs were not granted under the terms of any plan and are evidenced by the previously filed form Restricted Stock Unit Agreement. The RSUs vest one-third annually over three years subject to the employee's continued employment with the Company. The RSUs will fully vest upon a change in control of the Company, as defined in the Restricted Stock Unit Agreement.

In August 2010, we entered into individual restricted stock unit agreements with members of our Board of Directors that provided for the issuance of up to 55,790 shares of Common Stock. The RSUs entitled the recipients to receive a corresponding number of shares of the Company's Common Stock on the date the RSU vests. The RSUs were not granted under the terms of any plan and are evidenced by the previously filed form Restricted Stock Unit Agreement. 30,429 RSUs vested on March 1, 2011 and up to 14,492 are eligible to vest on March 1, 2014 subject to the director’s continued service with the Company. The RSUs will fully vest upon a change in control of the Company, as defined in the Restricted Stock Unit Agreement.

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

On April 28, 2011 the Board of Directors of the Company approved restricted stock unit grants to management which will vest annually over a four year period, with 20 percent vesting on each of May 18, 2012, May 18, 2013, and May 18, 2014, and the final 40 percent vesting on May 18, 2015. The RSUs will fully vest upon a change in control of the Company, as defined in the Restricted Stock Unit Agreement.

On February 28, 2012 the Compensation Committee of the Board of Directors approved restricted stock unit and non-qualified stock option grants to certain employees of the Company that were effective as of March 5, 2012. The restricted stock unit awards will vest annually over a four year period, with 20 percent vesting on each of March 5, 2013, March 5, 2014, and March 5, 2015, and the final 40 percent vesting on March 5, 2016. The stock option awards will vest ratably over three years. Both the restricted stock unit and option awards include double trigger change in control vesting provisions, as described in the award agreements.

The following table gives information about equity awards as of December 31, 2012:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	817,852	$9.33	2,594,395
Equity compensation plans not approved by security holders	42,132	$13.33	—

PERFORMANCE GRAPH

The following graph shows the total stockholder return of an investment of $100 in cash on March 3, 2010, the date public trading commenced in our postpetition Common Stock, to December 31, 2012 for (i) our postpetition Common Stock, (ii) the S&P 500 Index, and (iii) a peer group of companies we refer to as “Commercial Vehicle Suppliers.” Five year historical data is not presented as a result of the bankruptcy and since the financial results of the Successor Company are not comparable with the results of the Predecessor Company. We believe that a peer group of representative independent automotive suppliers of approximately comparable size and products to Accuride is appropriate for comparing shareowner return. The Commercial Vehicle Suppliers group consists of Meritor, Inc., Commercial Vehicle Group, Inc., Cummins, Inc., Eaton Corporation, and Stoneridge, Inc. All values assume reinvestment of the full amount of all dividends and are calculated through December 31, 2012.

	March 3, 2010	June 30, 2010	December 31, 2010	June 30, 2011	December 31, 2011	December 31, 2012
Accuride Corporation	$100.0	$94.1	$117.6	$93.6	$52.7	$23.8
S&P 500 Index	$100.0	$92.1	$112.4	$118.0	$112.4	$127.5
Commercial Vehicle Suppliers	$100.0	$104.4	$173.8	$168.5	$136.3	$169.9

RECENT SALES OF UNREGISTERED SECURITIES

None.

ISSUER PURCHASES OF EQUITY SECURITIES

None.

Item 6. Selected Consolidated Financial Data

The following financial data is an integral part of, and should be read in conjunction with the “Consolidated Financial Statements” and notes thereto. Information concerning significant trends in the financial condition and results of operations is contained in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”   Certain operating results from prior periods, including the predecessor periods, have been reclassified to discontinued operations to reflect the sale of certain businesses.

Selected Historical Operations Data (In thousands, except per share data)

	Successor Year Ended December 31,				Predecessor Year Ended December 31,
(In thousands except per share data)	2012	2011	Successor Period from February 26 through December 31, 2010	Predecessor Period from January 1 through February 26, 2010	2009(1)	2008
Operating Data:
Net sales	$929,771	$936,095	$582,307	$91,647	$514,749	$844,108
Gross profit (loss) (a)	46,889	80,811	40,448	2,250	(7,084)	44,383
Operating expenses(b)	56,448	56,899	54,147	6,479	53,378	45,487
Goodwill and other intangible asset impairment expenses(c)	99,606	—	—	—	2,830	216,189
Property, Plant and Equipment Impairment Expense	34,126	—	—	—	—	—
Income (loss) from continuing operations	(143,291)	23,912	(13,699)	(4,229)	(63,292)	(217,293)
Operating income (loss) margin(d)	(15.4)%	2.6%	(2.4)%	(4.6)%	(12.3)%	(25.7)%
Interest expense, net	(34,938)	(34,097)	(33,450)	(7,496)	(59,753)	(51,400)
Loss on extinguishment of debt	—	—	—	—	(5,389)	—
Other income (expense), net(e)	(864)	3,596	2,575	566	6,888	(4,821)
Inducement expense	—	—	(166,691)	—	—	—
Non-cash gains on mark-to-market valuation of convertible debt	—	—	75,574	—	—	—
Reorganization items (f)	—	—	—	59,311	(14,379)	—
Income tax (expense) benefit	1,657	(7,761)	2,207	1,931	(2,376)	4,099
Discontinued operations, net of tax	(571)	(2,681)	6,952	719	(1,811)	(58,851)
Net income (loss)	(178,007)	(17,031)	(126,532)	50,802	(140,112)	(328,266)

Other Data (2):
Net cash provided by (used in):
Operating activities	28,030	(1,537)	10,410	(20,773)	(39,312)	(9,165)
Investing activities	(58,194)	(40,014)	6,085	(2,012)	(34,873)	(35,307)
Financing activities	—	20,000	(18,376)	46,611	7,030	77,213
Adjusted EBITDA(g)	62,788	86,085	61,555	4,683	23,671	79,012
Depreciation, amortization, and impairment(h)	192,847	51,278	43,759	7,532	55,665	323,203
Capital expenditures	59,194	58,371	16,328	1,457	20,364	29,685
Ratio: Earnings to Fixed Charges(i)	(.24)	0.81	(3.06)	7.42	(1.27)	(4.32)
Deficiency(i)	179,093	6,589	135,691	—	135,925	273,514

Balance Sheet Data (end of period):
Cash and cash equivalents	$26,751	$56,915	$78,466	$80,347	$56,521	$123,676
Working capital(j)	29,202	54,745	37,518	40,245	65,803	58,465
Total assets	677,816	868,862	874,050	905,246	671,670	808,550
Total debt	324,133	323,082	302,031	604,113	397,472	651,169
Liabilities subject to compromise (k)	—	—	—	—	302,114	—
Stockholders’ equity (deficiency)	64,873	257,383	298,099	39,034	(228,266)	(73,815)

Earnings (Loss) Per Share Data:(l)
Basic/Diluted – Continuing operations	$(3.75)	$(0.30)	$(8.52)	$1.05	$(3.54)	$(7.58)
Basic/Diluted – Discontinued operations	(0.01)	(0.06)	0.45	0.02	(0.05)	(1.66)
Basic/Diluted – Total	$(3.76)	$(0.36)	$(8.07)	$1.07	$(3.59)	$(9.24)
Weighted average common shares outstanding:
Basic	47,378	47,277	15,670	47,572	39,028	35,538
Diluted	47,378	47,277	15,670	47,572	39,028	35,538
____________________

(1)	Debtors-in-possession as of October 8, 2009

(2)	Other data includes balances from discontinued operations

(a)
Gross profit for 2008 was impacted by $7.7 million of costs related to a labor disruption at our Rockford, Illinois, facility, a $7.4 million charge for restructuring that was primarily severance-related, and $2.8 million in other severance charges unrelated to our restructuring activities. Gross profit for 2009 was impacted by non-cash pension curtailment charges of $2.9 million in our London, Ontario facility, operational restructuring related charges of $5.2 million primarily due to warehouse abandonment charges and employee severance related items, and $5.6 million in other severance charges unrelated to our restructuring activities. Gross profit for 2010 for the Successor Company was impacted by $3.0 million for fresh-start inventory valuation adjustments. Gross profit for 2011 was impacted by $2.0 million of costs related to the consolidation of our Imperial Portland, TN location. Gross profit in 2012 was impacted by $3.0 million of costs related to the facilities consolidation of our Gunite operations, $4.7 million of accelerated depreciation idle equipment write-downs at our Wheels reporting segment, and $3.2 million of accelerated depreciation of obsolete equipment at our Brillion reporting segment.

(b)
Includes $3.1 million, $2.4 million, $1.1 million, $0.3 million, and $2.4 million of stock-based compensation expense during the years ended December 31, 2012, 2011, 2010, 2009, and 2008, respectively. The stock-based compensation expense in 2010 was fully recognized by the Successor Company. Operating expenses for 2009 reflects $25.9 million of charges related to our credit agreement and Chapter 11 filing. Operating expenses for the Successor Company during 2010 reflect $14.9 million of charges and fees related to bankruptcy, relisting and our senior secured notes offering.

(c)
During 2008, a goodwill and intangible asset impairment charge of $216.2 million was recognized. In 2009, an intangible asset impairment of $2.8 million was recorded related to our Brillion and Imperial trade names.  In 2012, an impairment of goodwill and other intangible assets and property plant and equipment of $99.7 million and $34.1 million, respectively,  was related to our Gunite business unit.

(d)	Represents operating income as a percentage of sales.

(e)
Consists primarily of realized and unrealized gains and losses related to the changes in foreign currency exchange rates. During 2010, the Successor Company recognized a gain of $2.6 million related to the valuation of then outstanding Common Stock warrants. In 2011, a gain of $4.0 million was recognized related to the valuation of then outstanding Common Stock warrants. The Common Stock warrants expired on February 26, 2012 unexercised.

(f)
Applicable standards require the recognition of certain transactions directly related to the reorganization as reorganization expense in the statements of operations and comprehensive income (loss). In 2010 and 2009, the Predecessor Company recognized the following reorganization income (expense) in our financial statements:

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

(g)
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

	Successor Year Ended December 31,				Predecessor Year Ended December 31,
(In thousands)	2012	2011	Successor Period from February 26 through December 31, 2010	Predecessor Period from January 1 through February 26, 2010	2009	2008
Net income (loss)	$(178,007)	$(17,031)	$(126,532)	$50,802	$(140,112)	$(328,266)
Income tax expense (benefit)	(1,657)	7,408	1,591	(1,534)	2,384	(4,598)
Interest expense, net	34,938	34,097	33,450	7,496	65,142	51,400
Depreciation and amortization	59,115	51,278	43,759	7,532	52,335	46,162
Goodwill & intangible asset impairment	99,606	—	—	—	3,330	277,041
Property, plant, and equipment impairment	34,126	—	—	—	—	—
Restructuring, severance and other charges1	10,113	4,806	19,091	(59,092)	46,867	29,665
Other items related to our credit agreement2	4,554	5,527	90,196	(521)	(6,275)	7,608
Adjusted EBITDA	$62,788	$86,085	$61,555	$4,683	$23,671	$79,012

1.	Restructuring, severance and other charges, are as follows:

	Successor Year Ended December 31,				Predecessor Year Ended December 31,
(In thousands)	2012	2011	Successor Period from February 26 through December 31, 2010	Predecessor Period from January 1 through February 26, 2010	2009	2008
Restructuring, severance, and curtailment charges	$5,071	$2,216	$338	$219	$11,573	$15,698
Strike avoidance costs (i)	—	—	—	—	—	7,653
Loss on sale of assets (ii)	—	—	—	—	256	3,057
Other items (iii)	5,042	2,590	18,753	(59,311)	35,038	3,257
Total	$10,113	$4,806	$19,091	$(59,092)	$46,867	$29,665

i.	In 2008, we incurred $7.7 million for lockout related costs associated with the expiration of the labor contract at our facility in Rockford, Illinois.

ii.	In 2008, we recognized a loss on the sale of assets at our Anniston, Alabama, facility of $3.1 million and charges of $0.2 million were recognized in 2009 as part of the 2008 sale of assets.

iii.
Other items in 2012 included $4.5 million of fees related to divestiture and acquisition and $0.3 million of fees related to the Company’s anti-dumping petition before the U.S. International Trade Commission. Other items in 2011 included $1.3 million of fees related to divestitures and acquisitions. Other items in 2010 for the Successor Company included $15.7 million of fees related to bankruptcy, relisting, activities related to divestitures and our senior secured notes offering and $3.0 million for fresh-start inventory valuation adjustments. Other items in 2009 included $31.6 million of reorganization and prepetition professional fees and $3.4 million for warehouse abandonment costs associated with the consolidation of our Taylor and Bristol warehouses. Other items in 2008 included $3.3 million for product development costs in our seating business.

2.
Items related to our credit agreement refer to other amounts utilized in the calculation of financial covenants in Accuride’s senior debt facility. Items related to our credit agreement that are included in this summary are primarily currency gains or losses and non-cash related charges for share-based compensation.

	Successor Year Ended December 31,				Predecessor Year Ended December 31,
(In thousands)	2012	2011	Successor Period from February 26 through December 31, 2010	Predecessor Period from January 1 through February 26, 2010	2009	2008
Currency gains and losses	$1,435	$3,130	$(2,022)	$(521)	$(6,608)	$5,174
Non-cash mark-to-market valuation (gains) and losses on convertible debt	—	—	(75,574)	—	—	—
Inducement expense	—	—	166,691	—	—	—
Non-cash share-based compensation	3,119	2,397	1,101	—	333	2,434
Total	$4,554	$5,527	$90,196	$(521)	$(6,275)	$7,608

(h)	During 2012 we recognized impairment losses of $133.7 million. During 2008, we recognized impairment losses of $277.0 million.

(i)	The ratio of earnings to fixed charges and deficiency, as defined by SEC rules, is calculated as follows:

	Successor Year Ended December 31,				Predecessor Year Ended December 31,
(In thousands except ratio data)	2012	2011	Successor Period from February 26 through December 31, 2010	Predecessor Period from January 1 through February 26, 2010	2009	2008
Net income (loss)	$(178,007)	$(17,031)	$(126,532)	$50,802	$(140,112)	$(328,266)
Less:
Discontinued operations, net of tax	(571)	(2,681)	6,952	719	(1,811)	(58,851)
Income tax (expense) benefit	1,657	(7,761)	2,207	1,931	(2,376)	4,099
Income (loss) before income taxes from continuing operations	(179,093)	(6,589)	(135,691)	48,152	(135,925)	(273,514)
“Fixed Charges” (interest expense, net)	34,938	34,097	33,450	7,496	59,753	51,400
“Earnings”	$(144,155)	$27,508	$(102,241)	$55,648	$(76,172)	$(222,114)

Ratio: Earnings to Fixed Charges	(0.24)	0.81	(3.06)	7.42	(1.27)	(4.32)
Deficiency	$179,093	$6,589	$135,691	$—	$135,925	$273,514

(j)	Working capital represents current assets less cash and current liabilities, excluding debt.

(k)
As a result of the Chapter 11 filings in 2009, the payment of prepetition indebtedness was subject to compromise or other treatment under a plan of reorganization. In accordance with applicable accounting standards, we are required to segregate and disclose all prepetition liabilities that were subject to compromise. Refer to Note 6, Debt and Note 1, Significant Accounting Policies, Liabilities Subject to Compromise to the consolidated financial statements.

Liabilities subject to compromise consisted of the following:

(In thousands)	December 31, 2009
Debt	$275,000
Accrued interest	15,976
Accounts payable	7,978
Executory contracts and leases	3,160
Liabilities subject to compromise	$302,114

(l)	Basic and diluted earnings per share data are calculated by dividing net income (loss) by the weighted average basic and diluted shares outstanding.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) describes matters we consider important to understanding the results of our operations for each of the three years in the period ended December 31, 2012, including the Predecessor Company and Successor Company results for 2010, and our capital resources and liquidity as of December 31, 2012 and 2011. References to “Successor Company” refer to the Company after February 26, 2010, after giving effect to the application of fresh-start reporting. References to “Predecessor Company” refer to the Company prior to February 26, 2010.

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

Our diversified customer base includes substantially all of the leading commercial vehicle OEMs, such as Daimler Truck North America, LLC, with its Freightliner and Western Star brand trucks, PACCAR, with its Peterbilt and Kenworth brand trucks, Navistar, with its International brand trucks, and Volvo/Mack, with its Volvo and Mack brand trucks. Our primary commercial trailer customers include leading commercial trailer OEMs, such as Great Dane Limited Partnership and Utility Trailer Manufacturing Company. Our major light truck customer is General Motors Corporation. Our product portfolio is supported by strong sales, marketing and design engineering capabilities and is manufactured in 14 strategically located, technologically-advanced facilities across the United States, Mexico and Canada.

Key economic factors on our cost structure are raw material costs and production levels. Higher production levels enable us to spread costs that are more fixed in nature over a greater number of commercial vehicle products. We use the commercial vehicle production levels forecasted by industry experts to help us predict our production levels along with other assumptions for aftermarket demand. Raw material costs represent the most significant component of our product cost and are driven by a combination of purchase contracts and spot market purchases as discussed in Item 1. “Raw Materials and Suppliers” and elsewhere in this report.

Business Outlook

Global market and economic conditions have been challenging with slow economic growth in most major economies expected to continue into 2013. As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide credit to businesses and consumers. These factors have lead to a decrease in spending by businesses and consumers alike. Continued turbulence in the U.S. and international markets and economies and prolonged declines in business and consumer spending may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our customers, including our ability to refinance maturing liabilities and access the capital markets to meet liquidity needs.

The heavy- and medium-duty truck and commercial trailer markets and the related aftermarket are the primary drivers of our sales. These markets are, in turn, directly influenced by conditions in the North American truck industry and generally by conditions in other industries which indirectly impact the truck industry, such as the home-building industry, and by overall economic growth and consumer spending. Industry forecasts predicted similar commercial vehicle production in 2012 as compared to 2011. However, the actual rate of production for the first half of 2012 was significantly greater than production in the final half of 2012. This decrease in production in the second half of 2012 was due to continued softness in orders for Class 8 commercial vehicles. As a result of this softness, OEMs began to reduce build rates in the third and fourth quarters, often with very short notice to us, creating manufacturing inefficiencies. Furthermore, our Gunite business experienced a loss of OEM market share, which impacted our operating results in the second half of 2012. In addition, broader economic weaknesses in industrial manufacturing impacted our Brillion business through reduced customer orders. Based upon the overall commercial vehicle industry production rates for the fourth quarter and the loss of market share at Gunite, our results from continuing operations in 2012 were unfavorable compared to 2011. In response to these conditions, we lowered our cost structure by reducing our corporate salaried staff, eliminating production shifts, and resizing the workforce at our business units. Additionally, we accelerated the consolidation of Gunite’s Elkhart, Indiana and Brillion, Wisconsin machining operations into our Rockford, Illinois facility. Commercial vehicle equipment orders are expected to remain subdued into the first half of 2013 followed by improving industry conditions in the second half of 2013 as forecasted by industry experts. We cannot accurately predict the commercial vehicle or broader economic cycle, and any deterioration of the economic recovery may lead to further reduced spending and deterioration in the markets we serve for the foreseeable future.

On March 30, 2011, we, along with one other United States domestic commercial vehicle steel wheel supplier, filed antidumping and countervailing duty petitions with the United States International Trade Commission and the United States Department of Commerce alleging that manufacturers of certain steel wheels in China are dumping their products in the United States and that these manufacturers have been subsidized by their government in violation of United States trade laws.  In May 2011, the International Trade Commission issued a preliminary determination that there was a reasonable indication that the U.S. steel wheel industry is materially injured or threatened with material injury by reason of imports from China of certain steel wheels, and began the final phase of its investigation.  In August 2011, the U.S. Department of Commerce issued a preliminary determination of countervailing duties on steel wheels imported from China ranging from 26.2 percent to 46.6 percent ad valorem, and in October 2011, the U.S. Department of Commerce issued a preliminary determination of antidumping duty margins ranging from 110.6 percent to 243.9 percent ad valorem.  On March 19, 2012, the Department of Commerce made final determinations of dumping and subsidy margins which cumulatively were approximately 70 percent to 228 percent ad valorem.  However, on April 17, 2012, the International Trade Commission determined that the domestic industry has not been injured and was not presently threatened with injury from subject imports, and consequently withdrew all import duties on the subject imports.  Subsequent to the International Trade Commission’s decision, we have seen a resurgence of steel wheel imports from China in the aftermarkets we serve, creating a challenging competitive environment.

As of November 30, 2012, the Company considered the impact of business developments in its Gunite reporting unit including a loss of customer market share and evidence of declining aftermarket sales due to increased competition in the marketplace.  The Gunite reporting unit had goodwill of $62.8 million and other intangible assets of $36.8 million at November 30, 2012. In addition to the recent concerns with our Gunite business, the Company has also experienced a recent decline in our stock price to an amount below current book value as of November 30, 2012.  As part of the Company’s annual impairment review, the Gunite reporting segment failed the step one goodwill impairment test, meaning that the estimate of fair value of the segment was below book value.  The Company estimated the fair value utilizing a discounted cash flow model, as the Company believes it is the most reliable indicator of fair value.  Therefore, the second step of the analysis was performed and resulted in recognizing goodwill and other intangible asset impairment charges of $62.8 million and $36.8 million, respectively.  The impairment charges are the result of lower volume demands due to lost market share at Gunite, overall reduced production levels of the commercial vehicle market and its aftermarket segments in North America, operating losses for the past 3 years and other factors.

Results of Operations

Certain operating results from prior periods, including the predecessor periods, have been reclassified to discontinued operations to conform to the current year presentation.

Comparison of Fiscal Years 2012 and 2011

	Successor Company Year Ended December 31,
(In thousands)	2012	2011
Net sales	$929,771	$936,095
Cost of goods sold	882,882	855,284
Gross profit	46,889	80,811
Operating expenses	56,448	56,899
Goodwill and other intangible asset impairment expenses	99,606	—
Property, plant, and equipment Impairment expense	34,126	—
Income (loss) from operations	(143,291)	23,912
Interest (expense), net	(34,938)	(34,097)
Other income, net	(864)	3,596
Income tax provision (benefit)	(1,657)	7,761
Loss from continuing operations	(177,436)	(14,350)
Discontinued operations, net of tax	(571)	(2,681)
Net loss	$(178,007)	$(17,031)

Net Sales

	Successor Company Year Ended December 31,
(In thousands)	2012	2011
Wheels	$414,340	$406,587
Gunite	221,974	251,113
Brillion	158,320	146,837
Imperial	135,137	131,558
Total	$929,771	$936,095

Our net sales for 2012 of $929.8 million were 0.7 percent below our net sales for 2011 of $936.1 million. Net sales declined by approximately $31.3 million due to the impact of offshore competition and the loss of standard position in our Gunite business at certain OEM customers. The reduction in demand was partially offset by $25.0 million in increased pricing, which primarily represented a pass-through of increased raw material and commodity costs.

Net sales for our Wheels segment increased 1.9 percent during 2012 primarily due to increased volume for all three major OEM segments (see OEM production builds in the table below). Net sales for our Gunite segment declined by 11.6 percent due to a reduction in units sold of $44.8 million, partially offset by $15.8 in increased pricing related to a pass-through of raw material costs. Our Gunite products have a higher concentration of aftermarket demand due to the brake drum products, which are replaced more frequently than our other products. Our Brillion segment’s net sales increased by 7.8 percent during 2012 due to increased pricing of $11.3 million related to raw material costs. Net sales for our Imperial segment increased by 2.7 percent due to increased volume in Class 8 OEM production.

North American commercial vehicle industry production builds per ACT (see Item 1) were, as follows:

	For the year ended December 31,
	2012	2011
Class 8	278,720	255,261
Classes 5-7	188,449	166,798
Trailer	240,015	209,005

While we serve the commercial vehicle aftermarket segment, there is no industry data to compare our aftermarket sales to industry demand from period to period.  However, we do expect to experience increased competition from low-cost country sourced products that compete with our Wheels and Gunite operating segments.

Cost of Goods Sold

The table below represents the significant components of our cost of goods sold.

	Successor Company Year Ended December 31,
(In thousands)	2012	2011
Raw materials	$457,838	$442,084
Depreciation	48,090	38,397
Labor and other overhead	376,954	374,803
Total	$882,882	$855,284

Raw materials costs increased by $15.8 million, or 3.6 percent, during the year ended December 31, 2012 due to increased pricing of approximately 3.7 percent, partially offset by reduced sales volume of approximately 0.3 percent. The price increases were primarily related to steel and aluminum, which represent nearly all of our material costs.

Depreciation increased by $9.7 million, or 25.2 percent during the year ended December 31, 2012 due to capital investments across our businesses.

Operating Expenses

	Successor Company Year Ended December 31,
(In thousands)	2012	2011
Selling, general, and administration	$38,851	$40,673
Research and development	6,572	4,803
Depreciation and amortization	11,025	11,423
Total	$56,448	$56,899

Selling, general, and administrative costs decreased by $1.8 million in 2012 compared to 2011 due to costs incurred during 2011 that were associated with Gunite’s quality management issues. Research and development costs increased by $1.8 million primarily due to increases in staff and travel expenses. Not included in the table above were impairment charges for the Gunite reporting segment for the year ended December 31, 2012 of $99.6 million related to goodwill and other intangible assets and $34.1 million related to property, plant, and equipment.

Operating Income (Loss)

	Successor Company Year Ended December 31,
(In thousands)	2012	2011
Wheels	$44,928	$57,864
Gunite	(151,940)	(1,785)
Brillion	11,969	2,301
Imperial	(4,161)	3,141
Corporate/Other	(44,087)	(37,609)
Total	$(143,291)	$23,912

Operating income for the Wheels segment was 10.8 percent of its net sales for the year ended December 31, 2012 compared to 14.2 percent for the year ended December 31, 2011. The decline in operating income was primarily a result of weak industry conditions in the second half of 2012 which drove a significant change in our operations, inefficiencies incurred during the installation of new machinery, and accelerated depreciation of property, plant, and equipment of $4.7 million related to idled equipment.

Operating loss for the Gunite segment was 68.4 percent of its net sales for the year ended December 31, 2012 compared to 0.7 percent of its net sales for the year ended December 31, 2011. The increase in operating loss was primarily attributable to the impact of increased competition, primarily from low cost countries and the loss of standard position for certain products at two OEM customers in conjunction with $3.0 million of restructuring charges related to closing the Elkhart, Indiana facility and $133.7 million in impairment charges (see footnotes 4 and 5 to consolidated financial statements in Part IV Item 15).

Operating income for the Brillion segment was 7.6 percent of its net sales for the year ended December 31, 2012 compared to 1.6 percent of its net sales for the year ended December 31, 2011. Sales volume for our Brillion segment increased during 2012, particularly during the first half as the industrial and agricultural markets remained strong before reversing course in the second half of the year.  The overall increase in sales volume and improved operating productivity were the primary reasons for improved operating income for Brillion.

The operating loss for the Imperial segment was 3.1 percent of its net sales for the year ended December 31, 2012 compared to operating income of 2.4 percent of its net sales for the year ended December 31, 2011. The decline in operating income was due to the steep increase in demand experienced in the first half of the year which drive operating inefficiencies followed by a significant decrease in OEM demand in the second half of the year, which created a difficult operating environment with low production levels.

The operating losses for the Corporate segment were 4.7 percent of consolidated sales for the year ended December 31, 2012 and 4.0 percent of consolidated net sales for the year ended December 31, 2011.  The increase was primarily related to severance and other costs.

Impairment

As of November 30, 2012, the Company experienced a decline in its stock price to an amount below current book value as well as the impact of recent business developments in its Gunite reporting unit including a loss of customer market share and evidence of declining aftermarket sales.  The Gunite reporting unit recorded impairments for goodwill of $62.8 million, other intangible assets of  $36.8 million, and property, plant and equipment of $34.1 million.

Interest Expense

Net interest expense increased $0.8 million to $34.9 million for the year ended December 31, 2012 from $34.1 million for the year ended December 31, 2011 due to the draw down on revolving credit facility for part of 2011 compared to the full year ended December 31, 2012.

Income tax provision

Our effective tax rate for 2012 and 2011 was 0.92 percent and 117.8 percent, respectively. Our tax rate is affected by recurring items, such as change in valuation allowance, tax rates in foreign jurisdictions and the relative amount of income we earn in jurisdictions, which we expect to be fairly consistent in the near term. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. In addition to state income taxes, the following items had the most significant impact on the difference between our statutory U.S. federal income tax rate of 35 percent and our effective tax rate. In 2012, we experienced a $45.9 million increase, and  a 27.59 percent decrease in rates resulting from a change in our valuation allowance against deferred tax assets in excess of deferred tax liabilities.

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

Comparison of Fiscal Years 2011 and 2010

As a result of the adoption of fresh-start reporting, our consolidated balance sheets and consolidated statements of operations and comprehensive income (loss) subsequent to February 26, 2010, will not be comparable in many respects to our consolidated balance sheets and consolidated statements of operations and comprehensive income (loss) prior to February 26, 2010, unless otherwise specified. References to “Successor Company” refer to the Company after February 26, 2010, after giving effect to the application of fresh-start reporting. References to “Predecessor Company” refer to the Company prior to February 26, 2010.

	Successor Company		Predecessor Company
(In thousands)	Year ended December 31, 2011	Period from February 26, 2010 to December 31, 2010	Period from January 1, 2010 to February 26, 2010
Net sales	$936,095	$582,307	$91,647
Cost of goods sold	855,284	541,859	89,397
Gross profit	80,811	40,448	2,250
Operating expenses	56,899	54,147	6,479
Income (loss) from operations	23,912	(13,699)	(4,229)
Interest (expense), net	(34,097)	(33,450)	(7,496)
Non-cash market valuation – convertible notes	—	75,574	—
Inducement (expense)	—	(166,691)	—
Other income, net	3,596	2,575	566
Reorganization income	—	—	(59,311)
Income tax provision (benefit)	7,761	(2,207)	(1,931)
Income (loss) from continuing operations	(14,350)	(133,484)	50,083
Discontinued operations, net of tax	(2,681)	6,952	719
Net income (loss)	$(17,031)	$(126,532)	$50,802

Net Sales

	Successor Company		Predecessor Company
(In thousands)	Year ended December 31, 2011	Period from February 26 to December 31, 2010	Period from January 1 to February 26, 2010
Wheels	$406,587	$247,673	$38,379
Gunite	251,113	175,352	29,804
Brillion	146,837	90,492	11,442
Imperial	131,558	68,790	12,022
Total	$936,095	$582,307	$91,647

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

Cost of Goods Sold

The table below represents the significant components of our cost of goods sold.

	Successor Company		Predecessor Company
(In thousands)	Year ended December 31, 2011	Period from February 26 to December 31, 2010	Period from January 1 to February 26, 2010
Raw materials	$442,084	$265,793	$38,921
Depreciation	38,397	33,008	6,344
Labor and other overhead	374,803	243,058	44,132
Total	$855,284	$541,859	$89,397

Except for depreciation, fresh start accounting did not have an impact on the accounting for costs of goods sold during the year ended December 31, 2010. Raw materials costs increased by $137.4 million, or 45.1 percent, during the year ended December 31, 2011 due to increases in sales volume of approximately 34.7 percent and price of approximately 10.4 percent. The price increases were primarily related to steel and aluminum, which represent the majority of our material costs.

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

Operating Expenses

	Successor Company		Predecessor Company
(In thousands)	Year ended December 31, 2011	Period from February 26 to December 31, 2010	Period from January 1 to February 26, 2010
Selling, general, and administration	$40,673	$43,448	$5,085
Research and development	4,803	3,382	745
Depreciation and amortization	11,423	7,317	649
Total	$56,899	$54,147	$6,479

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

Operating Income (Loss)

	Successor Company		Predecessor Company
(In thousands)	Year ended December 31, 2011	Period from February 26 to December 31, 2010	Period from January 1 to February 26, 2010
Wheels	$57,864	$23,577	$2,663
Gunite	(1,785)	2,623	277
Brillion	2,301	(1,171)	(986)
Imperial	3,141	(579)	(1,011)
Corporate/Other	(37,609)	(38,149)	(5,172)
Total	$23,912	$(13,699)	$(4,229)

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

Reorganization items

ASC 852 requires the recognition of certain transactions directly related to the reorganization as reorganization expense or income in the statement of operations and comprehensive income (loss). The reorganization gain of $59.3 million for 2010 consisted of $25.0 million professional fees directly related to reorganization and an $84.3 million gain on the discharge and issuance of our debt instruments. The reorganization expense of $14.4 million for 2009 consisted of $10.8 million professional fees directly related to reorganization and a $3.6 million loss on deferred financing fees related to our prepetition senior subordinated notes that were included in Liabilities Subject to Compromise.

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

Discontinued Operations

Discontinued operations represent reclassification of operating results, including gain/loss on sale, for Fabco Automotive, Bostrom Seating and Brillion Farm, net of tax. The sales of Fabco and Bostrom occurred in 2011 and the Brillion Farm assets were sold during 2010. We have reclassified current and prior period operating results, including the gain/loss on the sale transactions, to discontinued operations.

Changes in Financial Condition

At December 31, 2012, we had total assets of $677.9 million, as compared to $868.9 million at December 31, 2011. The $191.0 million, or 22.0 percent, decrease in total assets primarily resulted from a reduction in our ending cash position, changes in working capital and impairment of $133.7 million at Gunite.

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

The following table summarizes the major components of our working capital as of the periods listed below:

	December 31,	December 31,
(In thousands)	2012	2011
Accounts receivable	$64,596	$98,075
Inventories	61,192	72,827
Deferred income taxes (current)	4,591	7,675
Other current assets	5,584	4,657
Accounts payable	(59,181)	(80,261)
Accrued payroll and compensation	(10,726)	(16,466)
Accrued interest payable	(12,543)	(12,503)
Accrued workers compensation	(5,868)	(4,936)
Other current liabilities	(18,443)	(14,323)
Working Capital	$29,202	$54,745

Significant changes in working capital included:
●	a decrease in accounts receivable of $33.5 million due to the comparative reduction in revenue during the fourth quarter of 2012;
●	a decrease in inventory of $11.6 million primarily due to a reduction in build schedules and implementation of lean manufacturing processes; and
●	a decrease in accounts payable of $21.1 million primarily due to the decrease in inventory-related purchases during the fourth quarter of 2012.

Capital Resources and Liquidity

Our primary sources of liquidity during the year ended December 31, 2012 were cash reserves and our ABL facility. We believe that cash from operations, existing cash reserves, and our ABL facility will provide adequate funds for our working capital needs, planned capital expenditures and cash interest payments through 2013 and the foreseeable future.

As of December 31, 2012, we had $26.8 million of cash plus $37.2 million in availability under our ABL credit facility for total liquidity of $64.0 million.

No provision has been made for U.S. income taxes related to undistributed earnings of our Canadian foreign subsidiary that we intend to permanently reinvest in order to finance capital improvements and/or expand operations either through the expansion of the current operations or the purchase of new operations. At December 31, 2012, Accuride Canada had $11.1 million of cumulative retained earnings. The Company distributes earnings for the Mexican foreign subsidiary and expects to distribute earnings annually. Therefore, deferred tax liabilities in the amounts of $1.9 million and $0 for 2011 and 2012, respectively, have been established for the undistributed earnings of our Mexican foreign subsidiary.

Our ability to fund working capital needs, planned capital expenditures, scheduled debt payments, and to comply with any financial covenants under our ABL credit facility, depends on our future operating performance and cash flow, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

Operating Activities

Net cash provided by operating activities for the year ended December 31, 2012 amounted to $28.0 million. Net cash used in operating activities for the year ended December 31, 2011 amounted to $1.5 million. This net increase in funds provided was primarily a result of change in working capital in the comparative periods.

Investing Activities

Net cash used by investing activities totaled $58.2 million compared to cash used of $40.0 million for the year ended December 31, 2011. Our most significant cash outlays for investing activities were the purchases of property, plant, and equipment. Our capital expenditures in 2012 were $59.2 million. Our required cash otflows for capital expenditures were reduced by $14.2 million during 2012 related to a capital lease that was entered into during the year. Cash generated from operations and existing cash reserves funded these expenditures.  Also, during 2012, we had cash inflows of $1.0 million related to the expiration of an escrow account established for the sale of the assets and liabilities of our Bostrom Seating subsidiary. During 2011 we had cash inflows of $40.7 million related to the sale of discontinued operations. During 2011 we had cash outflows of $22.4 million related to the acquisition of the Camden operations. Capital expenditures for 2013 are expected to be between $35 million and $40 million, which we expect to fund through our cash from operations and existing cash reserves. Due to the continued uncertainty facing our industry and the economy as a whole, we are managing our capital expenditures closely in order to preserve liquidity throughout 2013, while still maintaining our production capacity and making investments necessary to meet competitive threats and to seize upon growth opportunities.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2011 totaled $20.0 million related to an increase in our ABL credit facility to partially finance the acquisition of the Camden, South Carolina facility. No cash was provided by or used in financing activities for the year ended December 31, 2012.

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

We must also pay a commitment fee equal to 0.50% per annum to the lenders under the ABL facility if utilization under the facility exceeds 50.0% of the total commitments under the facility and a commitment fee equal to 0.75% per annum if utilization under the facility is less than or equal to 50.0% of the total commitments under the facility. Customary letter of credit fees are also payable as utilized.

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

The 2013 production forecasts by ACT Publications for the significant commercial vehicle markets that we serve, as of March 11, 2013, are as follows:

North American Class 8	263,123
North American Classes 5-7	198,081
U.S. Trailers	252,000

Prior Convertible Notes

In connection with a conversion offer completed in November 2010, we accepted all of our previously outstanding $145.3 million of convertible notes for conversion and issued 34,600,145 shares of common stock (on a pre-reverse split basis) to holders participating in the conversion of such notes (the “Conversion Offer”). ASC 470 requires the recognition of expense equal to the fair value of securities transferred in excess of the fair value of securities issuable pursuant to the original conversion terms. Related to the conversion offer, we recorded inducement expenses of $166.7 million. This charge represents the fair value of the incremental shares of common stock that were issued as a result of the Conversion Offer over the fair value of the shares of the Common Stock that the convertible note-holders would have otherwise received contractually as of the date of the Conversion Offer.

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

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations as of December 31, 2012 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods:

	Payments due by period
(In millions)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt(a)	$330.0	$—	$20.0	$—	$310.0
Interest on long-term debt(b)	164.5	29.5	58.9	58.9	17.2
Interest on variable rate debt(c)	1.3	0.8	0.5	—	—
Capital leases	16.9	3.4	6.8	6.4	0.3
Operating leases	16.1	3.6	5.6	4.2	2.7
Purchase commitments(d)	33.3	33.3	—	—	—
Other long-term liabilities(e)	193.4	17.5	36.9	38.0	101.0
Total obligations(f)	$755.5	$88.1	$128.7	$107.5	$431.2
____________________
(a)	Amounts represent face value of debt instruments due, comprised of $310.0 million aggregate principal amount of senior secured notes and a $20.0 million draw on our ABL facility.

(b)	Interest expense for our senior secured notes, computed at 9.5% annum.

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

(e)
Consists primarily of estimated post-retirement and pension contributions for 2013 and estimated future post-retirement and pension benefit payments for the years 2014 through 2022. Amounts for 2023 and thereafter are unknown at this time.

(f)	Since it is not possible to determine in which future period it might be paid, excluded above is the $8.2 million uncertain tax liability recorded in accordance with ASC 740-10, Income Taxes.

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

Critical accounting policies and estimates are those where the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and the impact of the estimates and assumptions on financial condition or operating performance is material. We believe our critical accounting policies and estimates, as reviewed and discussed with the Audit Committee of our Board of Directors, include impairment of long-lived assets, goodwill, pensions, and income taxes.

Impairment of Long-lived Assets – We evaluate long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. In performing the review of recoverability, we estimate future cash flows expected to result from the use of the asset and our eventual disposition. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require our subjective judgments. The time periods for estimating future cash flows is often lengthy, which increases the sensitivity to assumptions made. Depending on the assumptions and estimates used, such as the determination of the primary asset group, the estimated life of the primary asset, and projected profitability, the estimated future cash flows projected in the evaluation of long-lived assets can vary within a wide range of outcomes. We consider the likelihood of possible outcomes in determining the best estimate of future cash flows.

The Company considered the impact of recent business developments in its Gunite reporting unit including a loss of customer market share and evidence of declining aftermarket sales.  In addition to the recent concerns with our Gunite business, the Company has also experienced a recent decline in our stock price to an amount below current book value.   These events triggered a long-lived asset impairment analysis for Gunite.

We performed a recoverability test of the Gunite’s long-lived assets by using an undiscounted cash flow method.  We first determined the asset group to be the Gunite reporting unit, which represents the lowest level of identifiable cash flows.  Our test concluded that the Gunite asset group was not recoverable as the resulting undiscounted cash flows were less than the carrying amount of the asset group.  Accordingly, we estimated the fair value of the long lived assets to determine the impairment amount.  Determining fair value is judgmental in nature and requires the use of significant estimates and assumptions, considered to be Level 3 inputs.

To determine the estimated fair value of real and personal property, the market approach and cost approach were considered.  The income approach was not considered as we concluded it not feasible to allocate or attribute income to individual assets given our asset group determination to be the Gunite reporting unit.  Under the cost approach, the determination of fair value considered the estimates of the cost to replace or reproduce assets of equal utility at current prices with adjustments in value for physical deterioration and functional obsolescence based on the condition of the assets. Under the market approach, the determination of fair value considered the market prices in transactions for similar assets and certain direct market values based on quoted prices from brokers and market professionals.  For real estate, we concluded that the market approach was the most appropriate valuation method.  For buildings, we concluded that the cost approach was the most valuation appropriate method.  For personal property, we concluded that the cost approach, adjusted for an in-exchange or salvage premise, was the most appropriate method for determining fair value.

Significant Level 3 inputs for real estate and building measurements included location of the property, zoning, physical deterioration, functional obsolescence and external obsolescence.  Significant Level 3 inputs for personal property included physical deterioration, functional obsolescence and economic obsolescence.

As a result of our fair value estimates, we adjusted the carrying amount of the Gunite’s personal property to fair value and recorded asset impairment charges of $ 34,126 at December 31, 2012.  These charges were separately stated in the operating expenses  The fair value estimates for the Gunite personal property are based on a valuation premise that assumes the assets’ highest and best use are different than their current use as a result of lower volume demands for Gunite’s products due to the recent loss of customers, reduced production levels in the commercial vehicle market, and its declining aftermarket segments in North America.  See Note 5, “Property, Plant and Equipment,” for further discussion.

Accounting for Goodwill and Other Intangible Assets – The Company performs its annual assessment for impairment of goodwill at November 30 for all reporting units and tests these balances more frequently if indicators are present or changes in circumstances suggest that impairment may exist.  The estimates and assumptions underlying the fair value calculations used in the Company’s annual impairment tests are uncertain by their nature and can vary significantly from actual results.  Factors that management must estimate include, but are not limited to, industry and market conditions, sales volume and pricing, raw material costs, capital expenditures, working capital changes, cost of capital, and tax rates.  These factors are especially difficult to predict when U.S. and global financial markets are volatile. The estimates and assumptions used in its impairment tests are consistent with those the Company uses in its internal planning. These estimates and assumptions may change from period to period.  If the Company uses different estimates and assumptions in the future, impairment charges may occur and could be material.

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

When we evaluate goodwill for impairment using a quantitative assessment, we compare the fair value of each reporting segment to its carrying value. We determine the fair value using an income approach. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows using growth rates and discount rates that are consistent with current market conditions in our industry.  If the fair value of the reporting unit exceeds the carrying value of the net assets including goodwill assigned to that unit, goodwill is not impaired. If the carrying value of the reporting unit’s net assets including goodwill exceeds the fair value of the reporting unit, then we determine the implied fair value of the reporting unit’s goodwill. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then an impairment of goodwill has occurred and we recognize an impairment loss for the difference between the carrying amount and the implied fair value of goodwill as a component of operating income.

As a result of recent business developments in the Gunite reporting unit including a loss of customer market share, evidence of declining aftermarket sales, overall reduced production levels of the commercial vehicle market, operating losses for the past several years, and recent declines in the Company’s stock price to an amount below book value, the Gunite reporting unit failed the step one goodwill impairment test.  The Company estimated the fair value of the Gunite reporting unit utilizing a discounted cash flow model, as the Company believes it is the most reliable indicator of fair value.  Therefore, the second step of the analysis was performed resulting in the Company recognizing goodwill impairment charges of $62.8 million.  The Wheels and Brillion reporting units both passed the Step One test.  However, the valuation for the Wheels reporting unit is highly dependent upon projected builds for Class 5-8, heavy duty trucks.  A permanent, long-term decline in projected builds for these trucks could have a significant impact on the Wheels reporting unit’s ability to pass the Step 1 test in future periods.

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

If events or circumstances change, a determination is made by management to ascertain whether certain finite-lived intangibles have been impaired based on the sum of expected future undiscounted cash flows from operating activities. If the estimated net cash flows are less than the carrying amount of such assets, an impairment loss is recognized in an amount necessary to write down the assets to fair value as determined from expected future discounted cash flows

 We performed a recoverability test of the Gunite’s finite-lived intangible assets by using an undiscounted cash flow method.  We first determined the asset group to be the Gunite reporting unit, which represents the lowest level of identifiable cash flows.  Our test concluded that the Gunite asset group was not recoverable as the resulting undiscounted cash flows were less than the carrying amount of the asset group.  Accordingly, we estimated the fair value of the finite-lived intangible assets to determine the impairment amount.  Determining fair value is judgmental in nature and requires the use of significant estimates and assumptions, considered to be Level 3 inputs.

To determine the estimated fair value of customer relationships, the multi-period excess earnings method was used.  This method is based on the concept that cash flows attributable to the assets analyzed are available after deducting costs associated with the business as well as a return on the assets employed in the generation of the cash flows.  Significant Level 3 inputs for this valuation model include determining the attrition rate associated with customer revenues, contributory asset charges and required rates of return on tangible and intangible assets, as well as a discount rate for the cash flows.  To determine the fair value of technology, the relief-from-royalty method described above was used.  In applying this method to technology, significant Level 3 inputs include determining the technology obsolescence rate, a royalty rate, and an appropriate discount rate.

As a result of the fair value measurements for Gunite’s trade names,  customer relationships and technology, the Company recorded additional impairment charges of these intangible assets totaling $36.8 million for the year ended December 31, 2012.

Pensions and Other Post-Employment Benefits – We account for our defined benefit pension plans and other post-employment benefit plans in accordance with ASC 715-30, Defined Benefit Plans - Pensions, ASC 715-60, Defined Benefit Plans – Other Postretirement, and ASC 715-20, Defined Benefit Plans - General, which require that amounts recognized in financial statements be determined on an actuarial basis. As permitted by ASC 715-30, we use a smoothed value of plan assets (which is further described below). ASC 715-30 requires that the effects of the performance of the pension plan’s assets and changes in pension liability discount rates on our computation of pension income (cost) be amortized over future periods. ASC 715-20 requires an employer to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare, and other postretirement plans in their financial statements.

The most significant element in determining our pension income (cost) in accordance with ASC 715-30 is the expected return on plan assets and discount rates. In 2012, we assumed that the expected long-term rate of return on plan assets would be 6.90 percent for our U.S. plans and 5.85 percent for our Canadian plans. The assumed long-term rate of return on assets is applied to a calculated value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over five years. This produces the expected return on plan assets that is included in pension income (cost). The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past asset gains (losses) affects the calculated value of plan assets and, ultimately, future pension income (cost).

The expected return on plan assets is reviewed annually, and if conditions should warrant, will be revised. If we were to lower this rate, future pension cost would increase. For 2013, we currently anticipate lowering our long-term rate of return assumption to 6.50 percent for our U.S. plans and 5.70 percent for our Canadian plans.

At the end of each year, we determine the discount rates to be used to calculate the present value of each of the plan liabilities. The discount rate is an estimate of the current interest rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate, we look to rates of return on high-quality, fixed-income investments that receive one of the two highest ratings given by a recognized ratings agency. At December 31, 2012, we determined the blended rate to be 4.19 percent. The net effect of changes in the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, has been deferred, in accordance with ASC 715-30.

For the year ended December 31, 2012, we recognized consolidated pretax pension cost of $2.3 million compared to $1.0 million in 2011. We currently expect to contribute $13.1 million to our pension plans during 2013, however, we may elect to adjust the level of contributions based on a number of factors, including performance of pension investments, changes in interest rates, and changes in workforce compensation.

For the year ended December 31, 2012, we recognized consolidated pre-tax post-employment welfare benefit cost of $4.4 million compared to $4.8 million in 2011. We expect to contribute $4.4 million during 2013 to our post-employment welfare benefit plans.

Income Taxes – Our income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s best assessment of estimated future taxes to be paid. We are subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax expense.

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

We believe that it is reasonably possible that an increase of up to $0.4 million in unrecognized tax benefits related to state exposures may be necessary within the coming year. In addition, we believe that it is reasonably possible that approximately none of our currently remaining unrecognized tax benefits, each of which are individually insignificant, may be recognized by the end of 2013 as a result of a lapse of the statute of limitations.

Recent Developments

See Note 1 for discussions related to recent developments.

Effects of Inflation

The effects of inflation were not considered material during fiscal years 2012, 2011, or 2010.

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

Foreign Currency Risk

Certain forecasted transactions, assets, and liabilities are exposed to foreign currency risk. We monitor our foreign currency exposures to maximize the overall effectiveness of our foreign currency derivatives. The principal currencies of exposure are the Canadian Dollar and Mexican Peso. From time to time, we use foreign currency financial instruments to offset the impact of the variability in exchange rates on our operations, cash flows, assets and liabilities. At December 31, 2012, the notional amount of open foreign exchange forward contracts was $1.3 million.

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

Raw Material/Commodity Price Risk

We rely upon the supply of certain raw materials and commodities in our production processes, and we have entered into firm purchase commitments for certain metals and natural gas. A 10% adverse change in pricing (considering 2012 production volume) would be approximately $46 million, which would be reduced through the terms of the sales, supply, and procurement contracts. Additionally, from time to time, we use commodity price swaps and futures contracts to manage the variability in certain commodity prices on our operations and cash flows. At December 31, 2012, we had no open commodity price swaps or futures contracts.

Interest Rate Risk

We use long-term debt as a primary source of capital. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for our long-term fixed-rate debt and other types of long-term debt at December 31, 2012:

(In thousands)	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
Long-term Debt:
Fixed Rate	—	—	—	—	—	$310,000	$310,000	$310,000
Average Rate	—	—	—	—	—	9.50%	9.50%
Variable Rate	—	$20,000	—	—	—	—	$20,000	$20,000
Average Rate	—	4.1%	—	—	—	—	4.1%

Item 8. Financial Statements and Supplementary Data

Attached, see Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) of the Exchange Act, our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2012. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2012 to ensure that information required to be disclosed under the Exchange Act is recorded, processed, summarized, and reported, within the time period specified in the SEC rules and forms, and to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management has concluded that, as of December 31, 2012, our internal controls over financial reporting were effective based on that framework.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Deloitte & Touche LLP, the Company’s independent registered public accounting firm, issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, which is included herein.

Changes in Internal Controls Over Financial Reporting. During the fourth quarter of fiscal 2012, there were no changes to our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by Item 10 is incorporated by reference to the information set forth in our Proxy Statement in connection to our 2013 Annual Meeting of Shareholders (“2013 Proxy Statement”) to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this Form 10-K.

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

Item 11. Executive Compensation

The information required by Item 11 is incorporated by reference to the information set forth in our 2013 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by Item 12 is incorporated by reference to the information set forth in our 2013 Proxy Statement.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by Item 13 is incorporated by reference to the information set forth in our 2013 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference to the information set forth in our 2013 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following constitutes a list of Financial Statements and Financial Statement Schedules required to be included in this report:

1.	Financial Statements

The following financial statements of the Registrant are filed herewith as part of this report:

Report of Independent Registered Public Accounting Firm.
Consolidated Balance Sheets—As of December 31, 2012 and 2011.
Consolidated Statements of Operations and Comprehensive Income (Loss)— For the years ended December 31, 2012 and 2011, for the period February 26, 2010 to December 31, 2010 (Successor) and for the period January 1, 2010 to February 26, 2010 (Predecessor).
Consolidated Statements of Stockholders’ Equity (Deficiency) — For the years ended December 31, 2012 and 2011, for the period February 26, 2010 to December 31, 2010 (Successor) and for the period January 1, 2010 to February 26, 2010 (Predecessor).
Consolidated Statements of Cash Flows—For the years ended December 31, 2012 and 2011, for the period February 26, 2010 to December 31, 2010 (Successor) and for the period January 1, 2010 to February 26, 2010 (Predecessor).
Notes to Consolidated Financial Statements—For the years ended December 31, 2012 and 2011, for the period February 26, 2010 to December 31, 2010 (Successor) and for the period from January 1, 2010 to February 26, 2010 (Predecessor).

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
Amended and Restated Rights Agreement, dated November 7, 2012, between Accuride Corporation and American Stock Transfer & Trust Company, LLC. Previously filed as an exhibit to the Form 8-K filed on November 8, 2012 and incorporated by reference herein.

4.6	—
Amendment No. 1, dated as of December 19, 2012, to Amend and Restated Rights Agreement, dated as of November 7, 2012, by and between Accuride Corporation and American Stock Transfer and Trust Company, LLC.  Previously filed as an exhibit to the Form 8-K filed on December 20, 2012 and incorporated by reference herein.

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

10.4*	—	Accuride Executive Retirement Allowance Policy, dated December 2008. Previously filed as an exhibit to the Form 10-K filed on March 13, 2009 and incorporated herein by reference.
10.5*	—	Form of Amended & Restated Severance and Retention Agreement (Tier I executives). Previously filed as an exhibit to the Form 10-K filed on March 15, 2012, and incorporated herein by reference.
10.6*	—	Form of Amended & Restated Severance and Retention Agreement (Tier II executives). Previously filed as an exhibit to the Form 10-K filed on March 15, 2012, and incorporated herein by reference.
10.7*	—	Form of Amended & Restated Severance and Retention Agreement (Tier III executives). Previously filed as an exhibit to the Form 10-K filed on March 15, 2012, and incorporated herein by reference.
10.8	—
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

10.10	—
Lease Termination Agreement, dated as of December 5, 2012, by and between Imperial Group, L.P., Accuride Corporation, North American Stamping Group, LLC and Industrial Realty Partners, LLC.  Previously filed as an exhibit to the Form 8-K filed on December 21, 2012 and incorporated herein by reference.

10.11*	—
Form of Indemnification Agreement between Accuride and each member of the pre-petition Board of Directors. Previously filed as an exhibit to Form 8-K filed on February 4, 2009 and incorporated herein by reference.

10.12*	—
Form of Indemnification Agreement. Previously filed as an exhibit to Amendment 4, filed on April 21, 2005, to the Form S-1 effective April 25, 2005 (Reg. No. 333-121944) and incorporated herein by reference.

10.13*	—	Form of Indemnification Agreement between Accuride and its post-petition Directors and Officers. Previously filed as an exhibit to Form 8-K filed on May 5, 2010 and incorporated herein by reference.

10.14*	—	Accuride Corporation Directors’ Deferred Compensation Plan, as amended. Previously filed as an exhibit to the Form 10-K filed on March 28, 2011, and incorporated herein by reference.
10.15*	—	Accuride Corporation Amended and Restated 2010 Incentive Award Plan. Previously filed as an exhibit to the Form 10-Q filed on May 6, 2011, and incorporated herein by reference.
10.16*	—	Letter agreement, dated January 14, 2011, between Accuride Corporation and Richard F. Dauch. Previously filed as an exhibit to Form 8-K filed on February 1, 2011, and incorporated herein by reference.
10.17	—
Agreement of Lease, effective as of January 5, 2009, by and between Accuride Corporation and I-65 Corridor 1, L.L.C. Previously filed as an exhibit to the Form 8-K filed on January 12, 2009, and incorporated herein by reference.

10.18	—
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

10.19	—
Incremental Commitment Agreement, dated February 7, 2012, between Flagstar Bank FSB, Deutsche Bank Trust Company Americas and Accuride Corporation. Previously filed as an exhibit to the Form 8-K filed on February 7, 2012 and incorporated herein by reference.

10.20*	—
Form of Accuride Corporation 2010 Initial Grant Restricted Stock Unit Award entered into by Accuride Corporation and individual directors of Accuride Corporation. Previously filed as Exhibit 4.4 to Form S-8 filed on August 3, 2010 and incorporated herein by reference.

10.21*	—	Form of Restricted Stock Unit Award Agreement. Previously filed as an exhibit to Form 10-Q filed on May 17, 2010 and incorporated herein by reference.
10.22*	—	Form of Restricted Stock Unit Award Agreement. Previously filed as an exhibit to Form 8-K filed on April 29, 2011 and incorporated herein by reference.
10.23*	—	Form of Restricted Stock Unit Award Agreement (2012 Employee Long Term Incentive Plan).
10.24*	—	Form of Stock Option Award Agreement (2012 Employee Long Term Incentive Plan), previously filed as an exhibit to Form 10-K filed on March 15, 2012, and incorporated herein by reference.
10.25	—
Asset Purchase Agreement among Accuride EMI, LLC, Accuride Corporation, Forgitron Technologies LLC and Kamylon Partners TBG, LLC, dated June 20, 2011. Previously filed as an exhibit to Form 8-K filed on June 21, 2011 and incorporated herein by reference.

10.26	—
Capital Lease Agreements, dated February 10, 2012, between Accuride Corporation and General Electric Capital Corporation and its affiliates. Previously filed as an exhibit to the Form 8-K filed on February 16, 2012 and incorporated herein by reference.

10.27	—
Commercial Lease, effective as of July 20, 2012, by and between Accuride Corporation and Martino Realty Ltd Ptnsrsp and/or Coslett Corporation.  Previously filed as an exhibit to the Form 8-K filed on July 24, 2012 and incorporated herein by reference.

10.28	—
Investors Agreement, dated December 9, 2012 by and among Accuride Corporation and the Investors party hereto.  Previously filed as an exhibit to the Form 8-K filed on December 20, 2012 and incorporated herein by reference.

14.1	—
Accuride Corporation Code of Conduct-2005. Previously filed as an exhibit to Amendment No. 2 filed on March 25, 2005 to the Form S-1 effective April 25, 2005 (Reg. No. 333-121944) and incorporated herein by reference.

21.1†	—	Subsidiaries of the Registrant.
23.1†	—	Consent of Independent Registered Public Accounting Firm
31.1†	—	Section 302 Certification of Richard F. Dauch in connection with the Annual Report of Form 10-K of Accuride Corporation for the fiscal year ended December 31, 2012.
31.2†	—	Section 302 Certification of Gregory A. Risch in connection with the Annual Report of Form 10-K of Accuride Corporation for the fiscal year ended December 31, 2012.
32.1††	—	Section 906 Certification of Richard F. Dauch in connection with the Annual Report on Form 10-K of Accuride Corporation for the fiscal year ended December 31, 2012.
32.2††	—	Section 906 Certification of Gregory A. Risch in connection with the Annual Report on Form 10-K of Accuride Corporation for the fiscal year ended December 31, 2012.
101.INS†	—	XBRL Instance Document
101.SCH†	—	XBRL Taxonomy Extension Schema Document
101.CAL†	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB†	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	—	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF†	—	XBRL Taxonomy Extension Definition Linkbase Document
_________________
†           Filed herewith
††           Furnished herewith
*           Management contract or compensatory agreement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 18, 2013

ACCURIDE CORPORATION

By:	/s/ RICHARD F. DAUCH
Richard F. Dauch President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD F. DAUCH	President and Chief Executive Officer	March 18, 2013
Richard F. Dauch	(Principal Executive Officer)

/s/ GREGORY A. RISCH	Vice President and Chief Financial Officer	March 18, 2013
Gregory A. Risch	(Principal Financial and Accounting Officer)

/s/ JOHN W. RISNER	Chairman of the Board of Directors	March 18, 2013
John W. Risner

/s/ KEITH E. BUSSE	Director	March 18, 2013
Keith E. Busse

/s/ BENJAMIN C. DUSTER IV, ESQ.	Director	March 18, 2013
Benjamin C. Duster IV, Esq.

/s/ STEPHEN S. LEDOUX	Director	March 18, 2013
Stephen S. Ledoux

/s/ LEWIS M. KLING	Director	March 18, 2013
Lewis M. Kling

/s/ ROBERT E. DAVIS	Director	March 18, 2013
Robert E. Davis

ACCURIDE CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	54

Consolidated Balance Sheets as of December 31, 2012 (Successor) and 2011 (Successor)	55

Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2012 (Successor) and 2011 (Successor), for the period February 26, 2010 to December 31, 2010 (Successor) and for the period January 1, 2010 to February 26, 2010 (Predecessor)	56

Consolidated Statements of Stockholders’ Equity (Deficiency) for the years ended December 31, 2012 (Successor) and 2011 (Successor), for the period February 26, 2010 to December 31, 2010 (Successor) and for the period January 1, 2010 to February 26, 2010 (Predecessor)	57

Consolidated Statements of Cash Flows for the year ended December 31, 2012 (Successor) and 2011 (Successor), for the period February 26, 2010 to December 31, 2010 (Successor) and for the period January 1, 2010 to February 26, 2010 (Predecessor)	58

Notes to Consolidated Financial Statements	59

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Accuride Corporation
Evansville, IN

We have audited the accompanying consolidated balance sheets of Accuride Corporation and subsidiaries as of December 31, 2012 (Successor) and 2011 (Successor), and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity (deficiency), and cash flows for the years ended December 31, 2012 (Successor) and 2011 (Successor) and the period February 26, 2010 through December 31, 2010 (Successor), and the consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficiency), and cash flows for the period from January 1, 2010 through February 26, 2010 (Predecessor) (Successor and Predecessor collectively, the Company).  We also have audited the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Accuride Corporation and subsidiaries as of December 31, 2012 (Successor) and 2011 (Successor), and the results of their operations and their cash flows for the years ended December 31, 2012 (Successor) and 2011 (Successor) and for the period February 26, 2010 through December 31, 2010 (Successor) and the results of their operations and their cash flows for the period from January 1, 2010 through February 26, 2010 (Predecessor), in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 1 to the consolidated financial statements, on February 18, 2010, the Bankruptcy Court entered an order confirming a plan of reorganization, which became effective after the close of business on February 26, 2010.  In accordance with ASC Topic 852, Reorganizations, the Successor applied fresh-start reporting and adjusted the bases of assets and liabilities to their estimated fair values.  Accordingly, the accompanying Successor financial statements are not comparable with the prior period financial statements of the Predecessor.

/s/DELOITTE & TOUCHE LLP
Indianapolis, Indiana
March 18, 2013

ACCURIDE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(In thousands, except for share and per share data)	2012	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$26,751	$56,915
Customer receivables, net of allowance for doubtful accounts of $549 and $676 in 2012 and 2011, respectively	56,888	90,001
Other receivables	7,708	8,074
Inventories	61,192	72,827
Deferred income taxes	4,591	7,675
Prepaid expenses and other current assets	5,584	4,657
Total current assets	162,714	240,149
PROPERTY, PLANT AND EQUIPMENT, net	267,377	271,562
OTHER ASSETS:
Goodwill	100,697	163,536
Other intangible assets, net	134,180	181,349
Deferred financing costs, net of accumulated amortization of $4,127 and $2,419 in 2012 and 2011, respectively	6,741	8,449
Deferred income taxes	5,052
Other	1,055	3,817
TOTAL	$677,816	$868,862
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$59,181	$80,261
Accrued payroll and compensation	10,726	16,466
Accrued interest payable	12,543	12,503
Accrued workers compensation	5,868	4,936
Accrued and other liabilities	18,443	14,323
Total current liabilities	106,761	128,489
LONG-TERM DEBT	324,133	323,082
DEFERRED INCOME TAXES	19,021	21,001
NON-CURRENT INCOME TAXES PAYABLE	8,211	7,898
OTHER POSTRETIREMENT BENEFIT PLAN LIABILITY	82,689	76,563
PENSION BENEFIT PLAN LIABILITY	56,438	50,863
OTHER LIABILITIES	15,690	3,583
COMMITMENTS AND CONTINGENCIES (Notes 10 and 15)	—	—
STOCKHOLDERS’ EQUITY :
Preferred Stock, $0.01 par value; 10,000,000 shares authorized	—	—
Common Stock, $0.01 par value; 80,000,000 shares authorized, 47,385,314 and 47,286,768 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively, and additional paid-in-capital	438,277	435,368
Accumulated other comprehensive loss	(51,834)	(34,422)
Accumulated deficiency	(321,570)	(143,563)
Total stockholders’ equity	64,873	257,383
TOTAL	$677,816	$868,862

See notes to consolidated financial statements.

ACCURIDE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Successor			Predecessor
	Year Ended December 31,		Period from February 26 to December 31,	Period from January 1 to February 26,
(In thousands, except per share data)	2012	2011	2010	2010

NET SALES	$929,771	$936,095	$582,307	$91,647
COST OF GOODS SOLD	882,882	855,284	541,859	89,397
GROSS PROFIT	46,889	80,811	40,448	2,250
OPERATING EXPENSES:
Selling, general and administrative	56,448	56,899	54,147	6,479
Impairment of goodwill	62,839	—	—	—
Impairment of other intangibles	36,767	—	—	—
Impairment of property, plant and equipment	34,126	—	—	—
INCOME (LOSS) FROM OPERATIONS	(143,291)	23,912	(13,699)	(4,229)
OTHER INCOME (EXPENSE):
Interest expense, net	(34,938)	(34,097)	(33,450)	(7,496)
Gain on mark to market valuation of convertible debt	—	—	75,574	—
Inducement expense	—	—	(166,691)	—
Other income (loss), net	(864)	3,596	2,575	566
LOSS BEFORE REORGANIZATION ITEMS AND INCOME TAXES FROM CONTINUING OPERATIONS	(179,093)	(6,589)	(135,691)	(11,159)
Reorganization Income	—	—	—	(59,311)
INCOME (LOSS) BEFORE INCOME TAXES FROM CONTINUING OPERATIONS	(179,093)	(6,589)	(135,691)	48,152
INCOME TAX PROVISION (BENEFIT)	(1,657)	7,761	(2,207)	(1,931)
INCOME (LOSS) FROM CONTINUING OPERATIONS	(177,436)	(14,350)	(133,484)	50,083
DISCONTINUED OPERATIONS, NET OF TAX	(571)	(2,681)	6,952	719
NET INCOME (LOSS)	$(178,007)	$(17,031)	$(126,532)	$50,802
Weighted average common shares outstanding—basic	47,378	47,277	15,670	47,572
Basic income (loss) per share – continuing operations	$(3.75)	$(0.30)	$(8.52)	$1.05
Basic income (loss) per share – discontinued operations	(0.01)	(0.06)	0.45	0.02
Basic income (loss) per share	$(3.76)	$(0.36)	$(8.07)	$1.07
Weighted average common shares outstanding—diluted	47,378	47,277	15,670	47,572
Diluted income (loss) per share – continuing operations	$(3.75)	$(0.30)	$(8.52)	$1.05
Diluted income (loss) per share – discontinued operations	(0.01)	(0.06)	0.45	0.02
Diluted income (loss) per share	$(3.76)	$(0.36)	$(8.07)	$1.07
OTHER COMPREHENSIVE INCOME (LOSS):
Defined benefit plans (Note 7)	(19,772)	(27,922)	(12,095)	—
Income tax benefit related to items of other comprehensive income	2,360	2,061	3,534	—
OTHER COMPREHENSIVE (LOSS), NET OF TAX	(17,412)	(25,861)	(8,561)	—
COMPREHENSIVE INCOME (LOSS)	$(195,419)	$(42,892)	$(135,093)	$50,802

See notes to consolidated financial statements.

ACCURIDE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

(In thousands)	Common Stock and Additional Paid-in- Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficiency	Total Stockholders’ Equity (Deficiency)
BALANCE at January 1, 2010 (Predecessor)	$268,582	$(751)	$(48,376)	$(447,721)	$(228,266)
Loss before reorganization items	—	—	—	(8,509)	(8,509)
Exercise of share-based awards	8	—	—	—	8
Reorganization items	—	—	—	(25,030)	(25,030)
BALANCE at February 26, 2010 (Predecessor)	268,590	(751)	(48,376)	(481,260)	(261,797)
FRESH START ADJUSTMENTS:
Debt discharge – Senior Subordinated Notes	38,178	—	—	252,798	290,976
Debt discharge – Deferred financing fees	—	—	—	(3,847)	(3,847)
Debt discharge – Sun Capital Warrant liability	—	—	—	76	76
Debt discharge – Term facility discount	—	—	—	(2,974)	(2,974)
Issuance of Warrants	—	—	—	(6,618)	(6,618)
Issuance of Notes	—	—	—	(155,094)	(155,094)
BALANCE at February 26, 2010 (Predecessor)	306,768	(751)	(48,376)	(396,919)	(139,278)
FRESH START ADJUSTMENTS:
Cancellation of Predecessor preferred, common and treasury stock	(306,768)	751	—	—	(306,017)
Cancellation of Predecessor accumulated deficit and accumulated other comprehensive loss	—	—	48,376	396,919	445,295
Issuance of new equity interests	39,034	—	—	—	39,034
BALANCE at February 26, 2010 (Successor)	39,034	—	—	—	39,034
Net loss	—	—	—	(126,532)	(126,532)
Conversion of convertible notes	393,072	—	—	—	393,072
Share-based compensation expense	1,101	—	—	—	1,101
Other	(15)	—	—	—	(15)
Other comprehensive loss	—	—	(8,561)	—	(8,561)
BALANCE at January 1, 2011 (Successor)	433,192	—	(8,561)	(126,532)	298,099
Net loss	—	—	—	(17,031)	(17,031)
Share-based compensation expense	2,397	—	—	—	2,397
Tax impact of forfeited vested shares	(221)	—	—	—	(221)
Other comprehensive loss	—	—	(25,861)	—	(25,861)
BALANCE—January 1, 2012 (Successor)	435,368	—	(34,422)	(143,563)	257,383
Net loss	—	—	—	(178,007)	(178,007)
Share-based compensation expense	3,119	—	—	—	3,119
Tax impact of forfeited vested shares	(210)	—	—	—	(210)
Other comprehensive loss	—	—	(17,412)	—	(17,412)
BALANCE—December 31, 2012 (Successor)	$438,277	$—	$(51,834)	$(321,570)	$64,873

See notes to consolidated financial statements.

ACCURIDE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor			Predecessor
(In thousands)	Year Ended December 31,		Period from February 26 to December 31,	Period from January 1 to February 26,
	2012	2011	2010	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(178,007)	$(17,031)	$(126,532)	$50,802
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of property, plant and equipment	48,134	38,918	35,303	6,711
Amortization – deferred financing costs	2,759	2,759	1,148	694
Amortization – other intangible assets	10,981	12,360	8,456	821
Impairment of goodwill	62,839	—	—	—
Impairment of other intangible assets	36,767	—	—	—
Impairment of property, plant, and equipment	34,126	—	—	—
Reorganization items	—	—	—	(59,311)
Payments on reorganization items	—	—	—	(12,164)
Loss on disposal of assets	875	444	210	3
Provision for deferred income taxes	(3,803)	4,294	1,299	(1,560)
Non-cash stock-based compensation	3,119	2,397	1,101	—
Non-cash change in market valuation - convertible notes	—	—	(75,574)	—
Non-cash change in warrant liability	—	(3,971)	(2,648)	—
Non-cash inducement expense	—	—	166,691	—
Paid-in-kind interest	—	—	6,863	1,769
Changes in certain assets and liabilities:
Receivables	33,479	(29,287)	3,885	(15,833)
Inventories	11,635	(25,916)	(1,285)	(5,736)
Prepaid expenses and other assets	256	(26,208)	(8,601)	1,051
Accounts payable	(25,711)	26,103	(13,089)	12,931
Accrued and other liabilities	(9,419)	13,601	13,183	(951)
Net cash provided by (used in) operating activities	28,030	(1,537)	10,410	(20,773)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(59,194)	(58,371)	(16,328)	(1,457)
Cash distribution from investment – Triton Containers	—	—	310	45
Proceeds from sale of discontinued operations	1,000	40,738	9,075	—
Payments for acquisition, net of cash received	—	(22,381)	—	—
Other investments	—	—	13,028	(600)
Net cash provided by (used in) investing activities	(58,194)	(40,014)	6,085	(2,012)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from postpetition senior credit facility	—	—	1,850	309,019
Payment of postpetition senior credit facility	—	—	(310,869)	—
Payment of prepetition senior credit facility	—	—	—	(305,814)
Proceeds from issuance of senior secured notes	—	—	301,593	—
Proceeds from convertible notes	—	—	—	140,000
Payment of debtor-in-possession borrowing	—	—	—	(25,000)
Increase in revolving credit advance	—	20,000	15,000	—
Decrease in revolving credit advance	—	—	(15,000)	(71,659)
Deferred financing fees	—	—	(10,868)	—
Other	—	—	(82)	65
Net cash provided by (used in) financing activities	—	20,000	(18,376)	46,611
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(30,164)	(21,551)	(1,881)	23,826
CASH AND CASH EQUIVALENTS—Beginning of period	56,915	78,466	80,347	56,521
CASH AND CASH EQUIVALENTS—End of period	$26,751	$56,915	$78,466	$80,347
Supplemental cash flow information:
Cash paid for interest	$31,822	$31,133	$12,875	$9,393
Cash paid (received) for income taxes	225	(659)	199	(826)
Cash paid for capital leases	698	375	329	66
Non-cash transactions:
Purchases of property, plant and equipment in accounts payable	$13,074	$8,443	$6,291	$—
Issuance of warrants	—	—	—	6,618
Capital lease agreements	14,964	—	—	—
Conversion of convertible notes	—	—	393,072	—

See notes to consolidated financial statements.

ACCURIDE CORPORATION
For the years ended December 31, 2012 and 2011, for the period February 26, 2010 to December 31, 2010 (Successor) and for the period January 1, 2010 to February 26, 2010 (Predecessor)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands unless otherwise noted, except share and per share data)

Note 1 – Nature of Operations, Basis of Presentation and Summary of Significant Accounting Policies

Nature of Operations – We are engaged primarily in the design, manufacture and distribution of components for trucks, trailers and certain military and construction vehicles. We sell our products primarily within North America and Latin America to original equipment manufacturers and to the aftermarket.

Basis of Presentation and Consolidation - The accompanying consolidated financial statements include the accounts of Accuride Corporation (the “Company”) and its wholly-owned subsidiaries, including Accuride Canada, Inc. (“Accuride Canada”), Accuride Erie L.P. (“Accuride Erie”), Accuride de Mexico, S.A. de C.V. (“AdM”), AOT, Inc. (“AOT”), and Transportation Technologies Industries, Inc. (“TTI”). TTI’s subsidiaries include, Brillion Iron Works, Inc. (“Brillion”), Gunite Corporation (“Gunite”), and Imperial Group, L.P. (“Imperial”). All significant intercompany transactions have been eliminated. Certain operating results from prior periods, including the predecessor periods, have been reclassified to discontinued operations to reflect the sale of certain businesses.  See Note 2 “Discontinued Operations” for further discussion.

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

Upon our emergence from Chapter 11 bankruptcy proceedings, we adopted fresh-start accounting in accordance with the provisions of Accounting Standards Codification (“ASC”) 852, Reorganizations, pursuant to which the midpoint of the range of our reorganization value of $563 million was allocated to our assets and liabilities in conformity with the procedures specified by ASC 805, Business Combinations. We adopted fresh-start accounting for all of our subsidiaries, although our foreign subsidiaries did not file for bankruptcy protection in their jurisdictions.

Reorganization Items – Reorganization items such as certain revenues, expenses such as professional fees directly related to the process of reorganizing the Debtors under Chapter 11, realized gains and losses, and provisions for losses resulting from the reorganization and restructuring of the business are separately disclosed. Professional fees directly related to the reorganization include fees associated with advisors to the Debtors, unsecured creditors and secured creditors. Reorganization income recognized for the period January 1, 2010 to February 26, 2010 consists of the following:

Predecessor
Period from January 1 to February 26,
(In thousands)	2010

Debt discharge – Senior subordinate notes and interest	$252,798
Market valuation of $140 million convertible notes	(155,094)
Professional fees	(25,030)
Market valuation of warrants issued	(6,618)
Deferred financing fees	(3,847)
Term loan facility discount	(2,974)
Other	76
Total	$59,311

Management’s Estimates and Assumptions – The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition – Revenue from product sales is recognized upon shipment whereupon title passes and we have no further obligations to the customer. Provisions for discounts and rebates to customers, and returns and other adjustments are provided for as a reduction of sales in the same period the related sales are recorded.

Cash and Cash Equivalents – Cash and cash equivalents include all highly liquid investments with original maturities of three months or less. The carrying value of these investments approximates fair value due to their short maturity.

Inventories – Inventories are stated at the lower of cost or market. Cost for substantially all inventories is determined by the first-in, first-out method (“FIFO”). We review inventory on hand and write down excess and obsolete inventory based on our assessment of future demand and historical experience. We also recognize abnormal items as current-period charges. Fixed production overhead costs are based on the normal capacity of the production facilities.

Property, Plant and Equipment – Property, plant and equipment is recorded at cost and is depreciated using the straight-line method over their expected useful lives. Generally, buildings and improvements have useful lives of 15-30 years, and factory machinery and equipment have useful lives of 10 years.

Deferred Financing Costs – Costs incurred in connection with the ABL Credit Agreement and issuance of our senior secured notes (see Note 6) were originally deferred and are being amortized over the life of the related debt using the effective interest method.

Goodwill – Goodwill represents the excess of the reorganization value of the Successor Company over the fair value of net tangible assets and identifiable assets and liabilities resulting from the fresh-start reporting. See Note 4 for further discussion.

Intangible Assets – Identifiable intangible assets consist of trade names, technology and customer relationships. Indefinite lived intangibles assets (trade names) are not amortized. The lives for the definite-lived intangibles assets are reviewed to ensure recoverability whenever events or changes in economic circumstances indicate the carrying amount of such assets may not be recoverable. See Note 4 for further discussion.

Impairment – We evaluate our long-lived assets to be held and used and our amortizing intangible assets for impairment when events or changes in economic circumstances indicate the carrying amount of such assets may not be recoverable. Impairment is determined by comparison of the carrying amount of the asset to the undiscounted net cash flows expected to be generated by the related asset group. Long-lived assets to be disposed of are carried at the lower of cost or fair value less the costs of disposal.

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

Pension Plans – We have trusteed, non-contributory pension plans covering certain U.S. and Canadian employees. For certain plans, the benefits are based on career average salary and years of service and, for other plans, a fixed amount for each year of service. Our net periodic pension benefit costs are actuarially determined. Our funding policy provides that payments to the pension trusts shall be at least equal to the minimum legal funding requirements.

Postretirement Benefits Other Than Pensions – We have postretirement health care and life insurance benefit plans covering certain U.S. non-bargained and Canadian employees. We account for these benefits on an accrual basis and provide for the expected cost of such postretirement benefits accrued during the years employees render the necessary service. Our funding policy provides that payments to participants shall be at least equal to our cash basis obligation.

Postemployment Benefits Other Than Pensions – We have certain post-employment benefit plans, which provide severance benefits, covering certain U.S. and Canadian employees. We account for these benefits on an accrual basis.

Product Warranties – The Company provides product warranties in conjunction with certain product sales. Generally, sales are accompanied by a 1- to 5-year standard warranty. These warranties cover factors such as non-conformance to specifications and defects in material and workmanship.

Income Taxes – Our income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s best assessment of estimated future taxes to be paid. We are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax expense.

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

We have concluded that it is more likely than not that we will not realize the benefits of certain deferred tax assets, totaling $101.2 million, for which we have provided a valuation allowance. See Note 8 for a discussion of valuation allowances.

We record uncertain tax positions on the basis of a two-step process whereby (1) we determine whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (2) those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is greater than 50 percent likely to be realized upon ultimate settlement with the related tax authority.  We also recognize accrued interest expense and penalties related to the unrecognized tax benefits as additional tax expense.

Research and Development Costs – Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred and are reported as a component of operating expenses in the consolidated statements of operations and comprehensive income (loss). The amount expensed in the years ended December 31, 2012 and 2011 totaled $6.6 million and $4.8 million, respectively. For the period January 1, 2010 to February 26, 2010 and for the period February 26, 2010 to December 31, 2010 we expensed $0.7 million and $3.4 million, respectively.

Foreign Currency – The assets and liabilities of Accuride Canada and AdM that are receivable or payable in cash are converted at current exchange rates, and inventories and other non-monetary assets and liabilities are converted at historical rates. Revenues and expenses are converted at average rates in effect for the period. The functional currencies of Accuride Canada and AdM have been determined to be the U.S. dollar. Accordingly, gains and losses resulting from conversion of such amounts, as well as gains and losses on foreign currency transactions, are included in operating results as “Other income (loss), net.” We had an aggregate net foreign currency gain of $1.1 million for the year ended December 31, 2012. For the years ended December 31, 2012 and 2011 and for the period February 26, 2010 to December 31, 2010 we had aggregate net foreign currency losses of $1.1 million, $0.1 million and $0.7 million, respectively.

Concentrations of Credit Risk – Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash, cash equivalents, customer receivables, and derivative financial instruments. We place our cash and cash equivalents and execute derivatives with high quality financial institutions. Generally, we do not require collateral or other security to support customer receivables.

Derivative Financial Instruments – We periodically use derivative instruments to manage exposure to foreign currency, commodity prices, and interest rate risks. We do not enter into derivative financial instruments for trading or speculative purposes. The derivative instruments used by us include interest rate, foreign exchange, and commodity price instruments. All derivative instruments are recognized on the consolidated balance sheet at their estimated fair value. As of December 31, 2012 and 2011, there were no derivatives.

Foreign Exchange Instruments – At December 31, 2012 and 2011, the notional amount of open foreign exchange forward contracts was $1.3 million and $1.2 million, respectively.

Earnings Per Share – Earnings per share are calculated as net income (loss) divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share are calculated by dividing net income (loss) by this weighted-average number of common shares outstanding plus Common Stock equivalents outstanding during the year. Employee stock options outstanding to acquire 195,475 shares in 2012, and warrants exercisable for 2,205,882 and 2,205,882 shares outstanding in 2011 and 2010, respectively, were not included in the computation of diluted earnings per common share because the effect would be anti-dilutive.

	Successor			Predecessor
	Years Ended December 31,		Period from February 26 to December 31,	Period from January 1 to February 26,
(In thousands)	2012	2011	2010	2010
Numerator:
Net income (loss)	$(178,007)	$(17,031)	$(126,532)	$50,802

Denominator:
Basic weighted average shares outstanding	47,378	47,277	15,670	47,572
Effect of dilutive share-based awards	—	—	—	—
Dilutive weighted average shares outstanding	47,378	47,277	15,670	47,572

The following table summarizes the changes in the Successor’s number of common shares from the Effective date to the period ended December 31, 2010.

Period from February 26 to December 31,
2010
Number of common shares outstanding:
Shares outstanding at February 26, 2010	126,295,024
Adjustment for one-for-ten reverse stock split	(113,665,542)
Shares issued – conversion offer	34,600,145
Shares outstanding at December 31, 2010	47,229,627

Stock Based Compensation – As described in Note 9, we maintain stock-based compensation plans which allow for the issuance of incentive stock options, or ISOs, as defined in section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights (“SARs”), deferred stock, dividend equivalent rights, performance awards and stock payments (referred to collectively as Awards), to officers, our key employees, and to members of the Board of Directors. We recognize compensation expense under the modified prospective method as a component of operating expenses.

On November 9, 2011, our Board of Directors adopted a Rights Agreement pursuant to which one purchase right was distributed as a dividend on each share of our common stock held of record as of the close of business on November 23, 2011. On November 7, 2012, our Board of Directors adopted an Amended and Restated Rights Agreement (the “Amended and Restated Rights Agreement”), which modified the Original Rights Agreement by extending the term of the Original Rights Agreement to November 9, 2015, subject to stockholder approval at our 2013 annual meeting of stockholders, and making certain other adjustments.  On December 19, 2012, our Board of Directors amended the Amended and Restated Rights Agreement by shortening the term to April 30, 2014, subject to stockholder approval at our 2013 annual meeting of stockholders.  If our stockholders do not ratify the Amended and Restated Rights Agreement at our 2013 annual meeting of stockholders, the rights will automatically expire and the Amended and Restated Rights Agreement will terminate.

Upon becoming exercisable, each right will entitle its holder to purchase from the Company one one-hundredth of a share of our Series A Junior Participating Preferred Stock for the purchase price of $30.00. Generally, the rights will become exercisable ten business days after the date on which any person or group becomes the beneficial owner of 20% or more of our common stock or has commenced a tender or exchange offer which, if consummated, would result in any person or group becoming the beneficial owner of 20% or more of our common stock, subject to the terms and conditions set forth in the rights agreement. The rights are attached to the certificates representing outstanding shares of common stock until the rights become exercisable, at which point separate certificates will be distributed to the record holders of our common stock. If a person or group becomes the beneficial owner of 20% or more of our common stock, which we refer to as an “acquiring person,” each right will entitle its holder, other than the acquiring person, to receive upon exercise a number of shares of our common stock having a market value of two times the purchase price of the right.

New Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The amendments in this update require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. This update will enhance disclosures required by U.S. GAAP by requiring improved information about financial instruments and derivative instruments. The requirements of this update are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Entities should provide the disclosures required retrospectively for all comparative periods presented. We are currently evaluating the impact of adopting ASU 2011-11 on the consolidated financial statements.

In July 2012, FASB issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment.  The objective of the amendments in this update is to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories.  The amendments permit an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test.  The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.  We are currently evaluating the impact of adopting ASU 2012-02 on the consolidated financial statements.

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

Note 2 – Discontinued Operations

On January 31, 2011, substantially all of the assets, liabilities and business of our Bostrom Seating subsidiary were sold to a subsidiary of Commercial Vehicle Group, Inc. for approximately $8.8 million and resulted in recognition of a $0.3 million loss on our consolidated statements of operations and comprehensive income (loss) in the twelve months ended December 31, 2011, which have been reclassified to discontinued operations. Of the purchase price, $1.0 million was placed into a one year escrow securing the indemnification obligations of Bostrom to Commercial Vehicle Group, Inc. During the year ended December 31, 2012, the escrow was terminated and the Company received the full balance of $1.0 million from the escrow.

On September 26, 2011, the Company announced the sale of its wholly-owned subsidiary, Fabco Automotive Corporation (“Fabco”) to Fabco Holdings, Inc., a new company formed and capitalized by Wynnchurch Capital, Ltd. in partnership with Stone River Capital Partners, LLC. The sale concluded for a purchase price of $35.0 million, subject to a working capital adjustment, plus a contingent payment from the purchasers of up to $2.0 million depending on Fabco’s financial performance during calendar year 2012 which the Company expects to resolve in 2013. The Company recognized a loss of $6.3 million, including $2.1 million in transactional fees, related to the sale transaction during the twelve months ended December 31, 2011, which is included as a component of discontinued operations.

In connection with the these transactions, we have reclassified current and prior period operating results, including the gain/loss on the sale transactions, to discontinued operations. In addition, the Company has also reclassified certain operating results and the loss on sale transaction for Brillion Farm, which had previously been concluded as immaterial, to discontinued operations as well.

The following table presents sales and income from operations attributable to Fabco, Bostrom Seating and Brillion Farm.

	Successor			Predecessor
	Year Ended December 31,	Year Ended December 31,	Period from February 26 to December 31,	Period from January 1 to February 26,
(In thousands)	2012	2011	2010	2010

Net sales	$—	$24,325	$77,622	$12,412

Income (loss) from operations	—	3,692	10,842	1,116
Income tax provision (benefit)	—	(353)	3,798	397
Loss on sale	(571)	(6,726)	(92)	—
Discontinued operations	$(571)	$(2,681)	$6,952	$719

Note 3 – Inventories

Inventories at December 31, 2012 and 2011, on a FIFO basis, were as follows:

(In thousands)	December 31, 2012	December 31, 2011
Raw materials	$15,731	$18,727
Work in process	13,168	18,425
Finished manufactured goods	32,293	35,675
Total inventories	$61,192	$72,827

Note 4 - Goodwill and Other Intangible Assets

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

When we evaluate goodwill for impairment using a quantitative assessment, we compare the fair value of each reporting segment to its carrying value. We determine the fair value using an income approach. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows using growth rates and discount rates that are consistent with current market conditions in our industry.  If the fair value of the reporting unit exceeds the carrying value of the net assets including goodwill assigned to that unit, goodwill is not impaired. If the carrying value of the reporting unit’s net assets including goodwill exceeds the fair value of the reporting unit, then we determine the implied fair value of the reporting unit’s goodwill. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then an impairment of goodwill has occurred and we recognize an impairment loss for the difference between the carrying amount and the implied fair value of goodwill as a component of operating income.

As a result of recent business developments in the Gunite reporting unit including a loss of customer market share, evidence of declining aftermarket sales, overall reduced production levels of the commercial vehicle market, operating losses for the past several years, and recent declines in the Company’s stock price to an amount below book value, the Gunite reporting unit failed the step one goodwill impairment test.  The Company estimated the fair value of the Gunite reporting unit utilizing a discounted cash flow model, as the Company believes it is the most reliable indicator of fair value.  Therefore, the second step of the analysis was performed resulting in the Company recognizing goodwill impairment charges of $62.8 million.  The Wheels and Brillion reporting units both passed the Step One test.  However, the valuation for the Wheels reporting unit is highly dependent upon projected builds for Class 5-8, heavy duty trucks.  A permanent, long-term decline in projected builds for these trucks could have a significant impact on the Wheels reporting unit’s ability to pass the Step 1 test in future periods.

The Company determines the fair value of other indefinite lived intangible assets, primarily trade names, using the relief-from-royalty method, an income based approach. The approach calculates fair value by applying royalty rates to the after tax cash flows attributable to the asset, and then discounting these after tax cash flows to a present value using a risk-adjusted discount rate. The calculated fair value is compared to the carrying value to determine if any impairment exists.  Significant Level 3 inputs included in the valuation of trade names include the selected royalty rate and discount rate.

If events or circumstances change, a determination is made by management to ascertain whether certain finite-lived intangibles such as customer relationships and technology have been impaired based on the sum of expected future undiscounted cash flows from operating activities. If the estimated net cash flows are less than the carrying amount of such assets, an impairment loss is recognized in an amount necessary to write down the assets to fair value as determined from expected future discounted cash flows.

We performed a recoverability test of the Gunite’s finite-lived intangible assets by using an undiscounted cash flow method.  We first determined the asset group to be the Gunite reporting unit, which represents the lowest level of identifiable cash flows.  Our test concluded that the Gunite asset group was not recoverable as the resulting undiscounted cash flows were less than the carrying amount of the asset group.  Accordingly, we estimated the fair value of the finite-lived intangible assets to determine the impairment amount.  Determining fair value is judgmental in nature and requires the use of significant estimates and assumptions, considered to be Level 3 inputs.

To determine the estimated fair value of customer relationships, the multi-period excess earnings method was used.  This method is based on the concept that cash flows attributable to the assets analyzed are available after deducting costs associated with the business as well as a return on the assets employed in the generation of the cash flows.  Significant Level 3 inputs for this valuation model include determining the attrition rate associated with customer revenues, contributory asset charges and required rates of return on tangible and intangible assets, as well as a discount rate for the cash flows.  To determine the fair value of technology, the relief-from-royalty method described above was used.  In applying this method to technology, significant Level 3 inputs include determining the technology obsolescence rate, a royalty rate, and an appropriate discount rate.

As a result of the fair value measurements for Gunite’s trade names,  customer relationships and technology, the Company recorded additional impairment charges of these intangible assets totaling $36.8 million for the year ended December 31, 2012.

 The following represents the carrying amount of goodwill, on a reportable segment basis:

(In thousands)	Wheels	Gunite	Brillion Iron Works	Fabco Automotive	Total
Balance as of December 31, 2010	$97,127	$62,839	$4,414	$13,192	$177,572
Additions	1,061	—	—	—	1,061
Matters related to fresh-start accounting	(1,905)	—	—	—	(1,905)
Sale of assets	—	—	—	(13,192)	(13,192)
Balance as of December 31, 2011	$96,283	$62,839	$4,414	$—	$163,536
Impairment loss	—	(62,839)	—	—	(62,839)
Balance as of December 31, 2012	$96,283	$—	$4,414	$—	$100,697

The addition in Wheels segment goodwill in 2011 was related to the Camden acquisition. During 2011, we decreased goodwill by $1.9 million, reduced property, plant & equipment by $1.8 million and deferred tax liabilities by $3.7 million for the correction of an immaterial error related to fresh-start accounting. We considered both the qualitative and quantitative effects of this error on the financial statements for the period ending December 31, 2011, as well as the qualitative and quantitative effects of including the error correction in previous periods and concluded that the effects on the financial statements are not material.

The changes in the carrying amount of other intangible assets for the period January 1, 2010 to February 26, 2010 by reportable segment for the Predecessor Company, are as follows:

(In thousands)	Gunite	Brillion Farm	Brillion Iron Works	Imperial Group	Bostrom Seating	Fabco Automotive	Corporate	Total
Balance as of January 1 2010	$29,392	$3,661	$15,528	$23,976	$14,149	$2,151	$373	$89,230
Amortization	(266)	(48)	(156)	(192)	(112)	(16)	(31)	(821)
Balance as of February 26, 2010	$29,126	$3,613	$15,372	$23,784	$14,037	$2,135	$342	$88,409

At February 26, 2010, the fair values for intangible assets for the Successor Company included $40,400 of technology which will be amortized over 10 years, $149,900 of customer relationships which will be amortized over 20 years and $34,100 of trade names that are not subject to amortization. None of these items are deductible for income tax purposes.

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

The changes in the carrying amount of other intangible assets for the period December 31, 2010 to December 31, 2012 by reportable segment for the Successor Company, are as follows:

(In thousands)	Wheels	Gunite	Brillion Iron Works	Bostrom Seating	Fabco Automotive	Corporate	Total
Balance as of December 31, 2010	$143,728	$41,417	$3,162	$1,039	$23,310	$—	$212,656
Additions	3,400	—	—	—	—	1,023	4,423
Sale of assets	—	—	—	(1,032)	(22,338)	—	(23,370)
Amortization	(8,553)	(2,449)	(165)	(7)	(972)	(214)	(12,360)
Balance as of December 31, 2011	$138,575	$38,968	$2,997	$—	$—	$809	$181,349
Additions	—	—	—	—	—	580	580
Amortization	(7,907)	(2,200)	(164)	—	—	(710)	(10,981)
Impairment loss	—	(36,768)	—	—	—	—	(36,768)
Balance as of December 31, 2012	$130,668	$—	$2,833	$—	$—	$679	$134,180

The summary of goodwill and other intangible assets is as follows:

		As of December 31, 2012			As of December 31, 2011
(In thousands)	Weighted Average Useful Lives	Gross Amount	Accumulated Amortization & Impairment	Carrying Amount	Gross Amount	Accumulated Amortization	Carrying Amount
Goodwill	—	$163,536	$62,839	$100,697	$163,536	$—	$163,536
Other intangible assets:
Non-compete agreements	1.7	$1,552	$873	$679	$1,023	$214	$809
Trade names	—	33,200	8,000	25,200	33,200	—	33,200
Technology	10.0	38,849	17,547	21,302	38,849	7,248	31,601
Customer relationships	19.9	129,093	42,094	86,999	129,093	13,354	115,739
		$202,694	$68,514	$134,180	$202,165	$20,816	$181,349

We estimate that aggregate intangible asset amortization expense for the Company will be approximately $10.9 million in 2013 and approximately $10.3 million in 2014 through 2017.

Note 5 - Property, Plant and Equipment

Property, plant and equipment at December 31, 2012 and 2011 consist of the following:

(In thousands)	2012	2011
Land and land improvements	$19,959	$19,554
Buildings	62,605	55,493
Machinery and equipment	293,251	263,187
Property, plant and equipment, gross	375,815	338,234
Less: accumulated depreciation	108,438	66.672
Property, plant and equipment, net	$267,377	$271,562
Depreciation expense for the periods February 26 to December 31, 2010 and January 1 to February 26, 2010 was $33.0 million and $6.4 million, respectively. Depreciation expense for the years ended December 31, 2012 and 2011 was $48.1 million and $38.4 million, respectively.

The Company considered the impact of recent business developments in its Gunite reporting unit including a loss of customer market share and evidence of declining aftermarket sales.  In addition to the recent concerns with our Gunite business, the Company has also experienced a recent decline in our stock price to an amount below current book value.   These events triggered a long-lived asset impairment analysis for Gunite.

We performed a recoverability test of the Gunite’s long-lived assets by using an undiscounted cash flow method.  We first determined the asset group to be the Gunite reporting unit, which represents the lowest level of identifiable cash flows.  Our test concluded that the Gunite asset group was not recoverable as the resulting undiscounted cash flows were less than the carrying amount of the asset group.  Accordingly, we estimated the fair value of the long lived assets to determine the impairment amount.  Determining fair value is judgmental in nature and requires the use of significant estimates and assumptions, considered to be Level 3 inputs.

To determine the estimated fair value of real and personal property, the market approach and cost approach were considered.  The income approach was not considered as we concluded it not feasible to allocate or attribute income to individual assets given our asset group determination to be the Gunite reporting unit.  Under the cost approach, the determination of fair value considered the estimates of the cost to replace or reproduce assets of equal utility at current prices with adjustments in value for physical deterioration and functional obsolescence based on the condition of the assets. Under the market approach, the determination of fair value considered the market prices in transactions for similar assets and certain direct market values based on quoted prices from brokers and market professionals.  For real estate, we concluded that the market approach was the most appropriate valuation method.  For buildings, we concluded that the cost approach was the most valuation appropriate method.  For personal property, we concluded that the cost approach, adjusted for an in-exchange or salvage premise, was the most appropriate method for determining fair value.

Significant Level 3 inputs for real estate and building measurements included location of the property, zoning, physical deterioration, functional obsolescence and external obsolescence.  Significant Level 3 inputs for personal property included physical deterioration, functional obsolescence and economic obsolescence.

As a result of our fair value estimates, we adjusted the carrying amount of the Gunite’s personal property to fair value and recorded asset impairment charges of $ 34,126 at December 31, 2012.  These charges were separately stated in the operating expenses  The fair value estimates for the Gunite personal property are based on a valuation premise that assumes the assets’ highest and best use are different than their current use as a result of lower volume demands for Gunite’s products due to the recent loss of customers, reduced production levels in the commercial vehicle market, and its declining aftermarket segments in North America.

The following table summarizes Gunite’s property, plant and equipment measured at fair value utilizing Level 3 inputs on a nonrecurring basis:

	Fair Value Measure
(In thousands)	Level 1	Level 2	Level 3	Total Impairment

Year Ended December 31, 2012	—	—	32,146	32,146

Our recoverability test of the Gunite asset group also included tangible assets and other long-lived assets resulting in additional impairment charges.   Refer to Note 4 for additional information regarding the impairment of goodwill and intangible assets

Note 6 - Debt

As of December 31, 2012, total debt was $324.1 million consisting of $304.1 million of our outstanding 9.5% senior secured notes, net of discount and a $20.0 million draw on our ABL facility. As of December 31, 2011, total debt was $323.1 million consisting of $303.1 million of our outstanding 9.5% senior secured notes, net of discount and a $20.0 million draw on our ABL facility.

The following table represents the average interest rate and average amount outstanding under our ABL facility as of the year ended December 31, 2012 and 2011:

	Average interest rate for period ending		Average amount outstanding for period ending
	Year Ended December 31,	Year Ended December 31,	Year Ended December 31	Year Ended December 31,
(In thousands)	2012	2011	2012	2011

ABL Facility	4.15%	4.06%	20,000	20,000

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

Our debt consists of the following:

•
 ABL Credit Agreement — In connection with the Refinancing, we entered into a new ABL Credit Facility (the “ABL facility”). The ABL facility is a senior secured asset based revolving credit facility in an aggregate principal amount of up to $100.0 million. The four-year ABL facility matures on July 29, 2014 and provides for loans and letters of credit in an aggregate amount up to the amount of the facility, subject to meeting certain borrowing base conditions, with sub-limits of up to $10.0 million for swingline loans and $25.0 million to be available for the issuance of letters of credit. Loans under the ABL facility initially bears interest at an annual rate equal to, at our option, either LIBOR plus 3.75% or Base Rate plus 2.75% subject to changes based on our leverage ratio as defined in the ABL facility.

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

•
9.5% Senior Secured Notes — In connection with the Refinancing, we issued $310.0 million aggregate principal amount of senior secured notes. Under the terms of the indenture governing the senior secured notes, the senior secured notes bear interest at a rate of 9.5% per year, paid semi-annually in February and August, and mature on August 1, 2018. Prior to maturity we may redeem the senior secured notes on the terms set forth in the indenture governing the senior secured notes. The senior secured notes are guaranteed by the Guarantors (see Note 17), and the senior secured notes and the related guarantees are secured by first priority liens on the Notes Priority Collateral and second priority liens on the ABL Priority Collateral. Associated with the issuance of the senior secured notes, we recorded a discount of $8.4 million, which is being amortized over the life of the notes as a component of interest expense.

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

Note 7 - Pension and Other Postretirement Benefit Plans

We have funded noncontributory employee defined benefit pension plans that cover a majority of all U.S. and Canadian employees (the “plans”). Employees covered under the U.S. salaried plan are eligible to participate upon the completion of one year of service and benefits are determined by their cash balance accounts, which are based on an allocation they earn each year. Employees covered under the Canadian salaried plan are eligible to participate upon the completion of two years of service and benefits are based upon career average salary and years of service. Employees covered under the hourly plans are generally eligible to participate at the time of employment and benefits are generally based on a fixed amount for each year of service. U.S. employees are vested in the plans after five years of service; Canadian hourly employees are vested after two years of service. We use a December 31 measurement date for all of our plans.

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

Obligations and Funded Status:

	Pension Benefits		Other Benefits
	Year Ended December 31,		Year Ended December 31,
(In thousands)	2012	2011	2012	2011
Change in benefit obligation:
Benefit obligation—beginning of period	$234,247	$221,851	$80,876	$80,202
Service cost	1,785	1,571	478	452
Interest cost	11,198	12,266	3,999	4,401
Actuarial losses (gains)	25,532	15,908	4,644	(48)
Benefits paid	(15,653)	(14,662)	(4,106)	(4,307)
Foreign currency exchange rate changes	3,401	(2,687)	558	(490)
Curtailment	(804)	—	—	—
Incurred retiree drug subsidy reimbursements	—	—	170	158
Plan participant’s contributions	—	—	506	508
Benefit obligation—end of period	259,706	234,247	87,125	80,876

Accumulated benefit obligation	$259,015	$233,653	$—	$—

Change in plan assets:
Fair value of assets—beginning of period	183,447	185,217	—	—
Actual return on plan assets	21,166	4	—	—
Employer contributions	11,153	15,387	3,600	3,799
Plan participant’s contributions	—	—	506	508
Benefits paid	(15,653)	(14,662)	(4,106)	(4,307)
Foreign currency exchange rate changes	3,155	(2,499)	—	—
Fair value of assets—end of period	203,268	183,447	—	—
Reconciliation of funded status:
Unfunded status	$(56,438)	$(50,800)	$(87,125)	$(80,876)
Amounts recorded in the consolidated balance sheets:
Prepaid benefit cost	$—	$63	—	—
Accrued benefit liability	(56,438)	(50,863)	$(87,125)	$(80,876)
Accumulated other comprehensive loss (income)	53,420	38,447	6,370	1,571
Net amount recognized	$(3,018)	$(12,353)	$(80,755)	$(79,305)
Amounts recorded in AOCI in the following fiscal year:

Amortization of prior service (credit) cost	44		—
Amortization of net (gain)/loss	2,697		113
Total amortization	$2,741		$113

Components of Net Periodic Benefit Cost:

Pension Benefits	Successor			Predecessor
	Year Ended December 31,		Period from February 26 to December 31,	Period from January 1 to February 26,
(In thousands)	2012	2011	2010	2010
Service cost-benefits earned during the period	$1,785	$1,571	$1,125	$264
Interest cost on projected benefit obligation	11,198	12,266	9,910	1,956
Expected return on plan assets	(11,800)	(12,936)	(10,301)	(2,204)
Prior service cost (net)	44	44	—	51
Other amortization (net)	1,035	59	—	591
Total benefits cost charged to income	$2,262	$1,004	$734	$658

Recognized in other comprehensive income (loss):
Amortization of net transition (asset) obligation	$(1,035)	$(59)	$—	$—
Prior service (credit) cost	—	—	498	—
Amortization of prior service (credit) cost	(44)	(44)	—	—
Change in net actuarial (gain) loss	16,052	28,073	9,978	—
Amount of net actuarial valuation (gain) loss	—	—	—	—
Total (gain) loss recognized in other comprehensive income	14,973	27,970	10,476	—
Total (gain) loss recognized in total benefits charged to income and other comprehensive income	$17,235	$28,974	$11,210	$658

Other Benefits	Successor			Predecessor
	Year Ended December 31,		Period from February 26 to December 31,	Period from January 1 to February 26,
(In thousands)	2012	2011	2010	2010
Service cost-benefits earned during the period	$478	$452	$362	$60
Interest cost on projected benefit obligation	3,999	4,401	3,771	636
Prior service cost (net)	—	—	—	(262)
Other amortization (net)	(34)	(103)	—	(1)
Total benefits cost charged to income	$4,443	$4,750	$4,133	$433

Recognized in other comprehensive income (loss):
Amortization of net transition (asset) obligation	$35	$103	$—	$—
Change in net actuarial (gain) loss	4,764	(151)	1,619	—
Total (gain) loss recognized in other comprehensive income	4,799	(48)	1,619	—
Total (gain) loss recognized in total benefits charged to income and other comprehensive income	$9,242	$4,702	$5,752	$433

Actuarial Assumptions:

Assumptions used to determine benefit obligations as of December 31 were as follows:

	Pension Benefits		Other Benefits
	2012	2011	2012	2011
Average discount rate	4.19%	4.89%	4.20%	4.91%
Rate of increase in future compensation levels	3.00%	3.00%	N/A	N/A

Assumptions used to determine net periodic benefit cost for the years ended December 31 were as follows:

	Pension Benefits		Other Benefits
	2012	2011	2012	2011
Average discount rate	4.89%	5.45%	4.91%	5.48%
Rate of increase in future compensation levels	3.00%	3.00%	N/A	N/A
Expected long-term rate of return on assets	6.35%	6.96%	N/A	N/A

The expected long-term rate of return on assets is determined primarily by looking at past performance. In addition, management considers the long-term performance characteristics of the asset mix.

Assumed health care cost trend rates at December 31 were as follows:

	2012	2011
Health care cost trend rate assumed for next year	8.08%	8.34%
Rate to which the cost trend rate is assumed to decline	4.82%	5.00%
Year that the rate reaches the ultimate trend rate	2022	2019

The health care cost trend rate assumption has a significant effect on the amounts reported. A one-percentage point change in assumed health care cost trend rates would have the following effects on 2012:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost	$1,143	$(699)
Effect on postretirement benefit obligation	$11,810	$(9,643)

Plan Assets:

Our pension plan weighted-average asset allocations by level within the fair value hierarchy at December 31, 2012, are presented in the table below. Our pension plan assets were accounted for at fair value and are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  Our level 1 plan assets are value using active trading prices as listed in the New York stock exchange and the Toronto stock exchange. Our level 2 plan assets are securities for which the market is not considered to be active and are valued via the use of observable inputs, which may include, among others, the use of adjusted market prices last available, bids or last available sales prices and/or other observable inputs. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and their placement within the fair value hierarchy levels. For more information on a description of the fair value hierarchy, see Note 12.

(In thousands)	Level 1	Level 2	Level 3	Total	% of Total
Cash and cash equivalents	$6,088	$—	$—	$6,088	3%
Equity securities:
U.S. large-cap	12,787	9,045	—	21,832	11%
U.S. mid-cap	7,582	5,946	—	13,528	7%
U.S. small-cap	123	2,978	—	3,101	1%
U.S. indexed	—	15,705	—	15,705	8%
Canadian large-cap	24,450	—	—	24,450	12%
Canadian mid-cap	8,228	—	—	8,228	4%
Canadian small-cap	3,173	—	—	3,173	1%
Large growth	—	9,563	—	9,563	5%
Pooled equities	—	2,833	—	2,833	1%
International markets	—	26,235	—	26,235	13%
Fixed income securities:
Government bonds	9,750	9,916	—	19,666	10%
Corporate bonds	27,794	21,072	—	48,866	24%
Total assets at fair value	$99,975	$103,293	$—	$203,268	100%
% of fair value hierarchy	49%	51%	—%	100%

In the fair value presentation below, we changed certain securities from Level 1 to Level 2 as it was determined that these investments are priced with observable inputs rather than quoted market prices in an active market. Our pension plan weighted-average asset allocations by level within the fair value hierarchy at December 31, 2011, are presented in the following table:

(In thousands)	Level 1	Level 2	Level 3	Total	% of Total
Cash and cash equivalents	$6,486	$—	$—	$6,486	4%
Equity securities:
U.S. large-cap	8,659	8,286	—	16,945	9%
U.S. mid-cap	10,043	5,155	—	15,198	8%
U.S. small-cap	—	2,744	—	2,744	2%
U.S. indexed	—	14,391	—	14,391	8%
Canadian large-cap	20,419	—	—	20,419	11%
Canadian mid-cap	9,471	—	—	9,471	5%
Canadian small-cap	2,215	—	—	2,215	1%
Large growth	—	8,550	—	8,550	5%
Pooled equities	—	2,414	—	2,414	1%
International markets	—	22,106	—	22,106	12%
Fixed income securities:
Government bonds	9,820	11,108	—	20,928	11%
Corporate bonds	25,595	15,985	—	41,580	23%
Total assets at fair value	$92,708	$90,739	$—	$183,447	100%
% of fair value hierarchy	51%	49%	—%	100%

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

Cash Flows—We expect to contribute approximately $13.1 million to our pension plans and $4.4 million to our other postretirement benefit plans in 2013. Pension and postretirement benefits (which include expected future service) are expected to be paid out of the respective plans as follows:

(In thousands)	Pension Benefits	Other Benefits
2013	$14,221	$4,435
2014	$13,713	$4,511
2015	$14,136	$4,599
2016	$14,159	$4,687
2017	$14,240	$4,820
2018 – 2022 (in total)	$76,318	$24,666

Other Plans—We also provide a 401(k) savings plan and a retirement contribution plan for substantially all U.S. salaried employees. Expenses recognized for the years ended December 31, 2012 and 2011 and for the periods January 1 to February 26, February 26 to December 31, 2010 were $1.4 million, $3.3 million, $0.3 million, and $1.6 million, respectively.

Note 8 – Income Taxes

The components of income (loss) from continuing operations before income taxes, categorized based on the location of the taxing authorities, were as follows:

	Successor			Predecessor
	Years Ended December 31,		Period from February 26 to December 31,	Period from January 1 to February 26,
(In thousands)	2012	2011	2010	2010
United States	$(181,955)	$(16,214)	$(140,719)	$49,214
Foreign	2,862	9,625	5,028	(1,062)
Total	$(179,093)	$(6,589)	$(135,691)	$48,152

The income tax provisions (benefits) are as follows:

	Successor			Predecessor
	Years Ended December 31,		Period from February 26 to December 31,	Period from January 1 to February 26,
(In thousands)	2012	2011	2010	2010
Current:
Federal	$313	$215	$(600)	$—
State	400	(9)	292	—
Foreign	1,433	2,907	626	—
	2,146	3,113	318	—
Deferred:
Federal	(43,749)	(5,035)	(5,701)	(12,233)
State	(19)	(5,878)	(2,700)	(2,084)
Foreign	(2,232)	(195)	430	—
Valuation allowance	42,197	15,756	5,446	12,386
	(3,803)	4,648	(2,525)	(1,931)
Total provision (benefit)	$(1,657)	$7,761	$(2,207)	$(1,931)

A reconciliation of the U.S. statutory tax rate to our effective tax rate (benefit) is as follows:

	Successor			Predecessor
	Years Ended December 31,		Period from February 26 to December 31,	Period from January 1 to February 26,
	2012	2011	2010	2010
Statutory tax rate	(35.0)%	(35.0)%	(35.0)%	35.0%
State and local income taxes	0.2	(89.3)	(2.0)	(4.3)
Incremental foreign tax (benefit)	(0.1)	(10.6)	(0.6)	0.8
Change in valuation allowance	23.6	239.1	4.1	25.3
Goodwill impairment	12.3	—	—	—
Change in liability for unrecognized tax benefits	(0.5)	14.3	(0.4)	—
Reorganization costs	—	—	28.3	(61.9)
Inducement expense	—	—	21.1	—
Mark to market valuation of convertible debt	—	—	(19.5)	—
Other items—net	(1.4)	(0.7)	2.4	1.1
Effective tax rate	(0.9)%	117.8%	(1.6)%	(4.0)%

Deferred income tax assets and liabilities comprised the following at December 31:

(In thousands)	2012	2011
Deferred tax assets:
Postretirement and postemployment benefits	$27,208	$27,138
Accrued liabilities, reserves and other	10,219	3,241
Debt transaction and refinancing costs	2,498	1,985
Inventories	2,340	1,531
Accrued compensation and benefits	3,008	4,854
Worker’s compensation	1,999	1,923
Pension benefit	18,108	21,361
State income taxes	1,442	1,442
Tax credits	3,728	1,335
Indirect effect of unrecognized tax benefits	2,243	1,333
Loss carryforwards	74,357	63,364
Valuation allowance	(101,248)	(55,355)
Total deferred tax assets	45,902	74,152
Deferred tax liabilities:
Asset basis and depreciation	(9,475)	(21,041)
Intangible assets	(45,805)	(66,437)
Total deferred tax liabilities	(55,280)	(87,478)
Net deferred tax liability	(9,378)	(13,326)
Current deferred tax asset	4,591	7,675
Long-term deferred tax asset	5,052	—
Long-term deferred income tax asset (liability)—net	$(19,021)	$(21,001)

The Company has recorded a deferred tax asset reflecting a benefit of $178.4 million of federal loss carryforwards and $246.0 million of state loss carryforwards as of December 31, 2012. As a result of the reorganization transaction the company underwent an ownership change that subjects these losses to limitations pursuant to IRS Code Section 382. As a result of this limitation, a portion of the carryforwards may expire before being applied to reduce future income tax liabilities. These deferred tax assets will expire beginning 2014 through 2032. We have deferred tax assets for additional state tax credits which will expire beginning 2017 through 2025. We also have recorded deferred tax assets for federal tax credits  which will expire beginning 2031. At December 31, 2010 the Company made the decision to amend prior years’ federal income tax returns to deduct foreign taxes in lieu of utilizing our foreign tax credit thus resulting in an increase in our net operating loss carryforward. Realization of deferred tax assets is dependent upon taxable income within the carryforward periods available under the applicable tax laws. Although realization of deferred tax assets in excess of deferred tax liabilities is not certain, management has concluded that it is more likely than not the Company will realize the full benefit of deferred tax assets in foreign jurisdictions. However, during 2011 and 2012, management has concluded that it is more likely than not that we will not realize the full benefit of our U.S. federal and state deferred tax assets due to three cumulative years of net losses and changes of management’s estimate of future earnings, and recorded a valuation allowance against the amounts that are not likely to be recognized as of 2011 and 2012. For the period ended December 31, 2012, the valuation allowance increased by $45.9 million, of which $42.2 million is attributable to continuing operations and $3.7 million is attributable to OCI. For the period ended December 31, 2011, the valuation allowance increased by $22.2 million, of which $15.8 million was attributable to continuing operations and $6.4 million was attributable to OCI.

No provision has been made for U.S. income taxes related to undistributed earnings of our Canadian foreign subsidiary that we intend to permanently reinvest in order to finance capital improvements and/or expand operations either through the expansion of the current operations or the purchase of new operations. At December 31, 2012, Accuride Canada had $11.9 million of cumulative retained earnings. The Company distributes earnings for the Mexican foreign subsidiary and expects to distribute earnings annually. Therefore, deferred tax liabilities in the amounts of $1.9 million and $0.0 million for 2011 and 2012, respectively, have been established for the undistributed earnings of our Mexican foreign subsidiary.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits are as follows:

	Successor			Predecessor
	Years Ended December 31,		Period from February 26 to December 31,	Period from January 1 to February 26,
(In thousands)	2012	2011	2010	2010
Balance at beginning of the period	$7,033	$6,184	$7,060	$7,060
Additions based on tax positions related to the current year	4	161	489	—
Additions for tax positions of prior years		818	93	—
Reductions for tax positions of prior years	(800)	—	—	—
Removal of penalties and interest	—	—	—	—
Reductions due to lapse of statute of limitations	(1,597)	(130)	(1,458)	—
Settlements with taxing authorities	—	—	—	—
Balance at end of period	$4,640	$7,033	$6,184	$7,060

The total amount of unrecognized tax benefits that would, if recognized, impact the effective income tax rate was approximately $3.4 million as of December 31, 2012. Also included in the balance of unrecognized tax benefits is $1.3 million of tax benefits that, if recognized, would affect other tax accounts.

We also recognize accrued interest expense and penalties related to the unrecognized tax benefits as additional tax expense, which is consistent with prior periods. The total amount of accrued interest and penalties was $3.5 million and $1.4 million respectively, as of December 31, 2012. An increase in interest of $0.4 million was recognized in 2012. The total amount of accrued interest and penalties was approximately $3.1 million and $1.4 million, respectively, as of December 31, 2011.

As of December 31, 2012, we were open to examination in the U.S. federal tax jurisdiction for the 2009-2011 tax years, in Canada for the years of 2004-2011, and in Mexico for the years of 2006-2011. We were also open to examination in various state and local jurisdictions for the 2008-2011 tax years, none of which were individually material. Tax years 2007 and 2008 in the U.S. federal tax jurisdiction, and 1998-2007 in various state and local jurisdictions, remain open subject to the future utilization of net operating losses generated in those years. We believe that our accrual for tax liabilities is adequate for all open audit years. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events.

The Company is not currently under any U.S. federal, state or local or non-U.S. income tax examinations and therefore does not anticipate significant increases or decreases in its remaining unrecognized tax benefits within the next twelve months.

Note 9 – Stock-Based Compensation Plans

Forfeitures are estimated over the vesting period of an award, rather than be recognized as a reduction of compensation expense at the time of the actual forfeiture.

Stock option and appreciation awards to officers and other key employees under the 2005 Plan had no intrinsic value and were cancelled as of February 26, 2010 pursuant to our Plan of Reorganization. The 391,422 restricted stock units that were unvested at December 31, 2009, became vested on the Effective Date of our Plan of Reorganization and were converted into shares of Common Stock of the Successor Company.

Successor Company

On May 18, 2010, the Company authorized and granted 182,936 shares of Common Stock for issuance pursuant to individual restricted stock unit agreements with employees of the Company. The awards granted on May 18, 2010 vest in installments of 33%, 33%, and 34% over a three year period on the anniversary date of the grant, subject to continued service to the company. On August 3, 2010, the Company authorized and granted 55,790 shares of Common Stock for issuance pursuant to individual restricted stock unit agreements with directors of the Company. The awards granted on August 3, 2010 have vesting dates of March 1, 2011 and March 1, 2014 where 30,429 and 25,361 shares will vest and be issued, respectively, subject to continued service to the company.

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

Service Options – In August, 2012,we granted stock options to certain officers and other key employees as consideration for service. Options granted generally vest ratably over a three year period and have 10-year contractual terms. The table below summarizes service option activity during the year ended December 31, 2012:

	Number of Options	Weighted Average Grant-date Fair Value	Weighted Average Remaining Vesting Period	Aggregate Intrinsic Value
Service options outstanding at December 31, 2011	—	$—
Granted	225,922	8.00
Exercised	—	—
Forfeited	(30,447)	8.00
Service options outstanding at December 31, 2012	195,475	$8.00	1.3 years	—
Service options vested or expected to vest	195,475	$8.00	1.3 years	—
Service options exercisable at December 31, 2012	—	$—	—	—

There is no intrinsic value on service options outstanding due to the closing price on December 31, 2012 being lower than the strike price of the options.

Restricted Stock Units (“RSUs”) – We grant RSUs to certain officers and other key employees as consideration for service. The table below summarizes RSU activity during the year ended December 31, 2012:

	Number of RSUs	Weighted Average Grant-date Fair Value	Weighted Average Remaining Vesting Period
RSUs unvested at December 31, 2011	434,433	$13.70
Granted	493,923	7.98
Vested	(146,245)	13.63
Forfeited	(117,602)	10.86
RSUs unvested at December 31, 2012	664,509	$9.97	1.6 years
RSUs expected to vest	576,248	$10.10	1.6 years

As of December 31, 2012, there was approximately $2.8 million of unrecognized pre-tax compensation expense related to share-based awards not yet vested that will be recognized over a weighted-average period of 1.6 years. The fair market value of our vested shares and shares expected to vest as of December 31, 2012 was $0.5 million and $1.8 million, respectively.

Compensation expense for share-based compensation programs was recognized as a component of operating expenses as follows:

	Successor			Predecessor
	Years Ended December 31,		Period from February 26 to December 31,	Period from January 1 to February 26,
(In thousands)	2012	2011	2010	2010
Share-based compensation expense recognized	$3,119	$2,397	$1,101	$—

In determining the estimated fair value of our share-based awards as of the grant date, we used the Black-Scholes option-pricing model with the assumptions illustrated in the table below:

For the Year Ended December 31,
2012
Expected Dividend Yield	0.0%
Expected Volatility in Stock Price	56.4%
Risk-Free Interest Rate	0.9%
Expected Life of Stock Awards	6.0 years
Weighted-Average Fair Value at Grant Date	$4.19

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

Note 10 – Commitments

We lease certain plant, office space, and equipment for varying periods. Management expects that in the normal course of business, expiring leases will be renewed or replaced by other leases. Purchase commitments related to fixed assets at December 31, 2012 and 2011 totaled $4.3 million and $19.9 million, respectively. Capital lease commitments totaled $16.9 million and $0.0 million in 2012 and 2011 respectively. Rent expense for the years ended December 31, 2012 and 2011, for the period January 1, 2010 to February 26, 2010 and for the period February 26, 2010 to December 31, 2010 was $4.5 million, $4.5 million, $1.3 million and $6.7 million, respectively. Future minimum lease payments for all non-cancelable operating leases having a remaining term in excess of one year at December 31, 2012, are as follows:

(In thousands)
2013	$3,601
2014	3,106
2015	2,498
2016	2,225
2017	1,991
Thereafter	2,716
Total	$16,137

Note 11 – Segment Reporting

Based on our continual monitoring of the long-term economic characteristics, products and production processes, class of customer, and distribution methods of our operating segments, we have identified each of our operating segments below as reportable segments. We believe this segmentation is appropriate based upon operating decisions and performance assessments by our President and Chief Executive Officer, who is our chief operating decision maker. The accounting policies of the reportable segments are the same as described in Note 1, “Significant Accounting Policies”.

	Successor			Predecessor
	Year Ended December 31,		Period from February 26 to December 31,	Period from January 1 to February 26,
(In thousands)	2012	2011	2010	2010
Net sales to external customers:
Wheels	$414,340	$406,587	$247,673	$38,379
Gunite	221,974	251,113	175,352	29,804
Brillion Iron Works	158,320	146,837	90,492	11,442
Imperial Group	135,137	131,558	68,790	12,022
Consolidated total	$929,771	$936,095	$582,307	$91,647

Operating income (loss):
Wheels	$44,928	$57,864	$23,577	$2,663
Gunite	(151,940)	(1,785)	2,623	277
Brillion Iron Works	11,969	2,301	(1,171)	(986)
Imperial Group	(4,161)	3,141	(579)	(1,011)
Corporate / Other	(44,087)	(37,609)	(38,149)	(5,172)
Consolidated total	$(143,291)	$23,912	$(13,699)	$(4,229)

Current and prior period operating results from Bostrom Seating, Fabco Automotive, and Brillion Farm were reclassified to discontinued operations during the year ended December 31, 2011. The reconciling item between operating income and income (loss) before income taxes from continuing operations includes net interest expense, other income (loss), and restructuring items. The reconciling item for years ended December 31, 2012 and December 31, 2011 was ($35.8) million and ($30.5) million, respectively. The reconciling item for the periods February 26 to December 31, 2010 and January 1 to February 26, 2010 was ($122.0) million and $52.4 million, respectively. Excluded from net sales above, are inter-segment sales from Brillion Iron Works to Gunite, as shown in the table below:

	Successor			Predecessor
	Years Ended December 31,		Period from February 26 to December 31,	Period from January 1 to February 26,
(In thousands)	2012	2011	2010	2010
Inter-segment sales	$26,405	$33,425	$21,608	$2,942

	As of
(In thousands)	December 31, 2012	December 31, 2011
Total assets:
Wheels	$486,118	$509,829
Gunite	54,707	188,053
Brillion Iron Works	51,435	63,216
Imperial Group	49,189	43,581
Corporate / Other	36,367	64,183
Consolidated total	$677,816	$868,862

Geographic Information—Net sales are attributed to geographic areas based on the country in which the product is sold. Our operations in the United States, Canada, and Mexico are summarized below:

Successor: For Year Ended Dec. 31, 2012	United States	Canada	Mexico	Eliminations	Combined
Net sales:
Sales to unaffiliated customers—domestic	$790,200	$14	$22,854	$—	$813,068
Sales to unaffiliated customers—export	115,396	—	1,307	—	116,703
Total	$905,596	$14	$24,161	$—	$929,771
Long-lived assets	$816,599	$26,880	$11,335	$(339,712)	$515,102

Successor: For Year Ended Dec. 31, 2011	United States	Canada	Mexico	Eliminations	Combined
Net sales:
Sales to unaffiliated customers—domestic	$777,830	$1,948	$20,164	$—	$799,942
Sales to unaffiliated customers—export	135,108	—	1,045	—	136,153
Total	$912,938	$1,948	$21,209	$—	$936,095
Long-lived assets	$930,154	$37,119	$10,062	$(348,622)	$628,713

Successor: Period from February 26 to December 31, 2010	United States	Canada	Mexico	Eliminations	Combined
Net sales:
Sales to unaffiliated customers—domestic	$472,999	$3,016	$32,493	$—	$508,508
Sales to unaffiliated customers—export	54,790	—	19,009	—	73,799
Total	$527,789	$3,016	$51,502	$—	$582,307
Long-lived assets	$908,043	$42,856	$22,155	$(327,508)	$645,546

Predecessor: Period from January 1 to February 26, 2010	United States	Canada	Mexico	Eliminations	Combined
Net sales:
Sales to unaffiliated customers—domestic	$73,913	$376	$5,237	$—	$79,526
Sales to unaffiliated customers—export	8,191	—	3,930	—	12,121
Total	$82,104	$376	$9,167	$—	$91,647

The information for each of our geographic regions included sales to each of the three major customers in 2012 that each exceed 10% of total net sales. Sales to those customers are as follows:

Successor:	Year Ended				Period from February 26 to December 31,
	2012		2011		2010
(In thousands)	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales
Customer one	$174,208	18.7%	$165,351	17.7%	$104,732	18.0%
Customer two	123,459	13.3%	155,256	16.6%	86,838	14.9%
Customer three	110,373	11.9%	107,229	11.4%	67,792	11.6%
	$408,040	43.9%	$427,836	45.7%	$259,362	44.5%

Predecessor:	Period from January 1 to February 26,
	2010
(In thousands)	Amount	% of Sales
Customer one	$20,248	22.1%
Customer two	14,996	16.4%
Customer three	10,267	11.2%
	$45,511	49.7%

Sales by product grouping are as follows:

Successor:	Year Ended				Period from February 26 to December 31,
	2012		2011		2010
(In thousands)	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales
Wheels	$414,340	45%	$406,587	43.4%	$247,673	42.5%
Wheel-end components and assemblies	221,974	24%	251,113	26.8%	175,352	30.1%
Ductile and gray iron castings	158,320	17%	131,558	14.1%	68,790	11.8%
Truck body and chassis parts	135,137	14%	146,837	15.7%	90,492	15.6%
	$929,771	100%	$936,095	100%	$582,307	100%

Predecessor:	Period from January 1 to February 26,
	2010
(In thousands)	Amount	% of Sales
Wheels	$38,379	41.9%
Wheel-end components and assemblies	29,804	32.5%
Ductile and gray iron castings	12,022	13.1%
Truck body and chassis parts	11,442	12.5%
	$91,647	100%

Note 12 – Financial Instruments

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

The carrying amounts of cash and cash equivalents, trade receivables, and accounts payable approximate fair value because of the relatively short maturity of these instruments. The fair value of our 9.5% senior secured notes based on market quotes, which we determined to be Level 1 inputs, at December 31, 2012 was approximately $310.0 million compared to the carrying amount of $304.1 million. The fair value of our 9.5% senior secured notes based on market quotes, which we determined to be Level 1 inputs, at December 31, 2011 was approximately $300.5 million compared to the carrying amount of $303.1 million. The Company believes the fair value of the outstanding borrowings of our ABL facility at December 31, 2012 and 2011 equals the carrying value of $20.0 million. As of December 31, 2012 and 2011 we had no other remaining significant financial instruments.

See Note 4, “Goodwill and Other Intangible Assets”, and Note 5, “Property, Plant and Equipment”, for a description of significant Level 3 inputs used in development of fair value of nonfinancial assets during the year ended December 31, 2012.

Note 13 – Quarterly Data (unaudited)

The following tables set forth certain quarterly income statement information for the years ended December 31, 2012 and 2011:

	2012
(In thousands)	Q1	Q2	Q3	Q4	Total
	(In thousands, except per share data)
Net sales	$269,518	$268,783	$215,211	$176,259	$929,771
Cost of goods sold	247,418	243,958	211,081	180,425	882,882
Gross profit	22,100	24,825	4,130	(4,166)	46,889
Operating expenses	14,864	15,233	13,809	146,274	190,180
Income (loss) from operations	7,236	9,592	(9,679)	(150,440)	(143,291)
Interest expense, net	(8,745)	(8,658)	(8,921)	(8,614)	(34,938)
Other income (loss), net	157	(436)	815	(1,400)	(864)
Income tax provision (benefit)	1,597	1,339	(106)	(4,487)	(1,657)
Income (loss) from continuing operations	(2,949)	(841)	(17,679)	(155,967)	(177,436)
Discontinued operations, net of tax	—	—	—	(571)	(571)
Net income (loss)	(2,949)	(841)	(17,679)	(156,538)	(178,007)
Basic income (loss) per share
Continuing operations	$(0.06)	$(0.02)	$(0.37)	$(3.30)	$(3.75)
Discontinued operations	—	—	—	(0.01)	(0.01)
Total	$(0.06)	$(0.02)	$(0.37)	$(3.31)	$(3.76)
Diluted income (loss) per share
Continuing operations	$(0.06)	$(0.02)	$(0.37)	$(3.30)	$(3.75)
Discontinued operations	—	—	—	(0.01)	(0.01)
Total	$(0.06)	$(0.02)	$(0.37)	$(3.31)	$(3.76)
	2011
(In thousands)	Q1	Q2	Q3	Q4	Total
	(In thousands, except per share data)
Net sales	$210,895	$241,872	$240,829	$242,499	$936,095
Cost of goods sold	193,605	219,428	221,591	220,660	855,284
Gross profit	17,290	22,444	19,238	21,839	80,811
Operating expenses	15,849	13,984	14,747	12,319	56,899
Income from operations	1,441	8,460	4,491	9,520	23,912
Interest expense, net	(8,340)	(8,400)	(8,824)	(8,533)	(34,097)
Other income, net	2,163	233	809	391	3,596
Income tax provision (benefit)	499	(107)	10,032	(2,663)	7,761
Income (loss) from continuing operations	(5,235)	400	(13,556)	4,041	(14,350)
Discontinued operations, net of tax	74	877	(3,664)	32	(2,681)
Net income (loss)	(5,161)	1,277	(17,220)	4,073	(17,031)
Basic income (loss) per share
Continuing operations	$(0.11)	$0.01	$(0.28)	$0.09	$(0.30)
Discontinued operations	0.00	0.02	(0.08)	0.00	(0.06)
Total	$(0.11)	$0.03	$(0.36)	$0.09	$(0.36)
Diluted income (loss) per share
Continuing operations	$(0.11)	$0.01	$(0.28)	$0.09	$(0.30)
Discontinued operations	0.00	0.02	(0.08)	0.00	(0.06)
Total	$(0.11)	$0.03	$(0.36)	$0.09	$(0.36)

Note 14 – Valuation and Qualifying Accounts

The following table summarizes the changes in our valuation and qualifying accounts:

(In thousands)	Balance at Beginning of Year	Charges (credits) to Cost and Expenses	Recoveries	Write-Offs	Balance at end of Year
Reserves in accounts receivable:
December 31, 2010	2,329	(72)	(36)	(581)	1,640
December 31, 2011	1,640	618	22	(1,604)	676
December 31, 2012	676	267	(277)	(117)	549

Note 15 - Contingencies

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

As of December 31, 2012, we had an environmental reserve of approximately $1.5 million, related primarily to our foundry operations. This reserve is based on management’s review of potential liabilities as well as cost estimates related thereto. Any expenditures required for us to comply with applicable environmental laws and/or pay for any remediation efforts will not be reduced or otherwise affected by the existence of the environmental reserve. Our environmental reserve may not be adequate to cover our future costs related to the sites associated with the environmental reserve, and any additional costs may have a material adverse effect on our business, results of operations or financial condition. The discovery of additional environmental issues, the modification of existing laws or regulations or the promulgation of new ones, more vigorous enforcement by regulators, the imposition of joint and several liability under CERCLA or analogous state laws, or other unanticipated events could also result in a material adverse effect.

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

As of December 31, 2012, we had approximately 2,752 employees, of which 599 were salaried employees with the remainder paid hourly. Unions represent approximately 1,492 of our employees, which is approximately 54 percent of our total employees. Each of our unionized facilities has a separate contract with the union that represents the workers employed at such facility. The union contracts expire at various times over the next few years with the exception of our union contract that covers the hourly employees at our Monterrey, Mexico, facility, which expires on an annual basis in January unless otherwise renewed. The 2013 negotiations in Monterrey were successfully completed prior to the expiration of our union contract. In 2012, we extended the labor contract at our London, Ontario facility through March 2018.

In 2013, we have collective bargaining agreements expiring at our Brillion, Wisconsin facility.  We do not anticipate that our 2013 negotiations will have a material adverse effect on our operating performance or cost.

Note 16 – Product Warranties

The Company provides product warranties in conjunction with certain product sales. Generally, sales are accompanied by a 1- to 5-year standard warranty. These warranties cover factors such as non-conformance to specifications and defects in material and workmanship.

Estimated standard warranty costs are recorded in the period in which the related product sales occur. The warranty liability recorded at each balance sheet date in other current liabilities reflects the estimated number of months of warranty coverage outstanding for products delivered times the average of historical monthly warranty payments, as well as additional amounts for certain major warranty issues that exceed a normal claims level. We have an ongoing product recall campaign related to automatic slack adjusters manufactured by our Gunite business unit, and recognized a charge of $0.7 million and $2.3 million in 2011 and 2010, respectively, as a component of operating expenses. During 2011, our Gunite business unit experienced a brake drum quality issue and we recognized charges of $2.5 million as a component of operating expenses to contain the issue and protect our customers.

The following table summarizes product warranty activity recorded for years ended December 31, 2012 and 2011, for the period February 26, 2010 to December 31, 2010 and for the period January 1, 2010 to February 26, 2010:

	Successor			Predecessor
	Year Ended December 31,		Period from February 26 to December 31,	Period from January 1 to February 26,
(In thousands)	2012	2011	2010	2010
Balance—beginning of period	$797	$3,701	$1,035	$1,054
Provision for new warranties	568	4,047	3,400	90
Payments	(1,071)	(5,752)	(471)	(109)
Sale of certain assets and liabilities	—	(1,199)	(263)	—
Balance—end of period	$294	$797	$3,701	$1,035

Note 17—Guarantor and Non-guarantor Financial Statements

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

CONDENSED CONSOLIDATING BALANCE SHEETS

	December 31, 2012
(In thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
ASSETS
Cash and cash equivalents	$24,113	$(109)	$2,747	—	$26,751
Accounts and other receivables, net	62,719	29,285	3,219	$(30,627)	64,596
Inventories	19,563	39,443	2,766	(580)	61,192
Other current assets	(1,348)	10,737	786	—	10,175
Total current assets	105,047	79,356	9,518	(31,207)	162,714
Property, plant, and equipment, net	93,990	135,215	38,172	—	267,377
Goodwill	96,283	4,414	—	—	100,697
Intangible assets, net	131,347	2,833	—	—	134,180
Investments in and advances to subsidiaries and affiliates	95,958	—	—	(95,958)	—
Other non-current assets	(2,694)	20,261	2,184	(6,903)	12,848
TOTAL	$519,931	$242,079	$49,874	$(134,068)	$677,816
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$14,838	$36,702	7,641	—	$59,181
Accrued payroll and compensation	1,241	7,488	1,997	—	10,726
Accrued interest payable	12,543	—	—	—	12,543
Accrued and other liabilities	35,756	16,479	3,283	$(31,207)	24,311
Total current liabilities	64,378	60,669	12,921	(31,207)	106,761
Long term debt	324,133	—	—	—	324,133
Deferred and non-current income taxes	48,071	(12,042)	(1,894)	(6,903)	27,232
Other non-current liabilities	18,476	106,671	29,670	—	154,817
Stockholders’ equity	64,873	86,781	9,177	(95,958)	64,873
TOTAL	$519,931	$242,079	$49,874	$(134,068)	$677,816

	December 31, 2011
(In thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
ASSETS
Cash and cash equivalents	$51,578	$(2,770)	$8,107	—	$56,915
Accounts and other receivables, net	36,736	100,097	12,099	$(50,857)	98,075
Inventories	26,655	39,555	6,617	—	72,827
Other current assets	4,441	5,771	2,120	—	12,332
Total current assets	119,410	142,653	28,943	(50,857)	240,149
Property, plant, and equipment, net	73,765	150,900	46,897	—	271,562
Goodwill	96,283	67,253	—	—	163,536
Intangible assets, net	139,384	41,965	—	—	181,349
Investments in and advances to subsidiaries and affiliates	281,552	—	—	(281,552)	—
Other non-current assets	9,880	8,883	1,649	(8,146)	12,266
TOTAL	$720,274	$411,654	$77,489	$(340,555)	$868,862
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$17,615	$52,938	$9,708	—	$80,261
Accrued payroll and compensation	3,079	9,167	4,220	—	16,466
Accrued interest payable	12,503	—	—	—	12,503
Accrued and other liabilities	52,932	13,542	3,642	$(50,857)	19,259
Total current liabilities	86,129	75,647	17,570	(50,857)	128,489
Long term debt	323,082	—	—	—	323,082
Deferred and non-current income taxes	37,045	—	—	(8,146)	28,899
Other non-current liabilities	16,635	91,447	22,927	—	131,009
Stockholders’ equity	257,383	244,560	36,992	(281,552)	257,383
TOTAL	$720,274	$411,654	$77,489	$(340,555)	$868,862

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Successor Year ended December 31, 2012
(In thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$438,378	$533,771	$146,620	$(188,998)	$929,771
Cost of goods sold	386,004	544,499	141,377	(188,998)	882,882
Gross profit	52,374	(10,728)	5,243	—	46,889
Operating expenses	50,510	5,648	290	—	56,448
Impairment of goodwill and other intangibles assets	—	133,732	—	—	133,732
Income from operations	1,864	(150,108)	4,953	—	(143,291)
Other income (expense):
Interest expense, net	(34,672)	(449)	183	—	(34,938)
Equity in earnings of subsidiaries	(147,224)	—	—	147,224	—
Other income (expense), net	1,167	243	(2,274)	—	(864)
Income (loss) before income taxes from continuing operations	(178,865)	(150,314)	2,862	147,224	(179,093)
Income tax (benefit)	(858)	—	(799)	—	(1,657)
Income (loss) from continuing operations	(178,007)	(150,314)	3,661	147,224	(177,436)
Discontinued operations, net of tax	—	—	(571)	—	(571)
Net income (loss)	$(178,007)	$(150,314)	$3,090	$147,224	$(178,007)

Comprehensive income (loss)	$(195,419)	$(157,779)	$(4,392)	$162,171	$(195,419)

	Successor Year ended December 31, 2011
(In thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$432,994	$520,139	$147,236	$(164,274)	$936,095
Cost of goods sold	374,807	506,611	138,140	(164,274)	855,284
Gross profit	58,187	13,528	9,096	—	80,811
Operating expenses	46,748	9,811	340	—	56,899
Income from operations	11,439	3,717	8,756	—	23,912
Other income (expense):
Interest expense, net	(33,475)	(1,718)	1,096	—	(34,097)
Equity in earnings of subsidiaries	(27,734)	—	—	27,734	—
Other income (expense), net	37,788	3,267	(37,459)	—	3,596
Income (loss) before income taxes from continuing operations	(11,982)	5,266	(27,607)	27,734	(6,589)
Income tax provision	5,049	—	2,712	—	7,761
Income (loss) from continuing operations	(17,031)	5,266	(30,319)	27,734	(14,350)
Discontinued operations, net of tax	—	—	(2,681)	—	(2,681)
Net income (loss)	$(17,031)	$5,266	$(33,000)	$27,734	$(17,031)

Comprehensive income (loss)	$(42,892)	$(8,897)	$(40,681)	$49,578	$(42,892)

	Successor Period from February 26 to December 31, 2010
(In thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$292,041	$297,343	$96,808	$(103,885)	$582,307
Cost of goods sold	275,553	280,005	90,186	(103,885)	541,859
Gross profit	16,488	17,338	6,622	—	40,448
Operating expenses	46,909	7,005	233	—	54,147
Income (loss) from operations	(30,421)	10,333	6,389	—	(13,699)
Other income expense:
Interest expense, net	(33,030)	2,412	(2,832)	—	(33,450)
Equity in earnings of subsidiaries	21,581	—	—	(21,581)	—
Other income (expense), net	(87,925)	516	(1,133)	—	(88,542)
Income (loss) before income taxes from continuing operations	(129,795)	13,261	2,424	(21,581)	(135,691)
Income tax provision (benefit)	(3,263)	—	1,056	—	(2,207)
Income (loss) from continuing operations	(126,532)	13,261	1,368	(21,581)	(133,484)
Discontinued operations, net of tax	—	—	6,952	—	6,952
Net income (loss)	$(126,532)	$13,261	$8,320	$(21,581)	$(126,532)

Comprehensive income (loss)	$(135,093)	$12,911	$1,095	$(14,006)	$(135,093)

	Predecessor Period from January 1 to February 26, 2010
(In thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$47,044	$45,412	$14,011	$(14,820)	$91,647
Cost of goods sold	44,827	45,072	14,318	(14,820)	89,397
Gross profit (loss)	2,217	340	(307)	—	2,250
Operating expenses	5,327	1,121	31	—	6,479
Loss from operations	(3,110)	(781)	(338)	—	(4,229)
Other income (expense):
Interest expense, net	(6,804)	515	(1,207)	—	(7,496)
Equity in earnings of subsidiaries	(1,096)	—	—	1,096	—
Other income (expense), net	547	49	(30)	—	566
Income (loss) before reorganization items and income taxes from continuing operations	(10,463)	(217)	(1,575)	1,096	(11,159)
Reorganization expense (income)	(59,334)	—	23	—	(59,311)
Income tax benefit	(1,931)	—	—	—	(1,931)
Income (loss) from continuing operations	50,802	(217)	(1,598)	1,096	50,083
Discontinued operations, net of tax	—	—	719	—	719
Net income (loss)	$50,802	$(217)	$(879)	$1,096	$50,802

Comprehensive income (loss)	$50,802	$(217)	$(879)	$1,096	$50,802

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Successor Year ended December 31, 2012
(In thousands)	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(178,007)	$(150,314)	$3,090	$147,224	$(178,007)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and impairment	10,493	160,054	11,319	—	181,866
Amortization – deferred financing costs	2,759	—	—	—	2,759
Amortization – other intangible assets	8,616	2,365	—	—	10,981
(Gain) loss on disposal of assets	(1,950)	2,719	106	—	875
Deferred income taxes	(1,571)	—	(2,232)	—	(3,803)
Non-cash stock-based compensation	3,119	—	—	—	3,119
Equity in earnings of subsidiaries and affiliates	147,224	—	—	(147,224)	—
Change in other operating items	35,881	(22,795)	(2,846)	—	10,240
Net cash provided by (used in) operating activities	26,564	(7,971)	9,437	—	28,030

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(25,152)	(32,025)	(2,017)	—	(59,194)
Other	(37,787)	42,657	(3,870)	—	1,000
Net cash provided by (used in) investing activities	(62,939)	10,632	(5,887)	—	(58,194)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in revolving credit advance	8,910	—	(8,910)	—	—
Net cash provided by financing activities	8,910	—	(8,910)	—	—

Increase (decrease) in cash and cash equivalents	(27,465)	2,661	(5,360)	—	(30,164)
Cash and cash equivalents, beginning of period	51,578	(2,770)	8,107	—	56,915
Cash and cash equivalents, end of period	$24,113	$(109)	$2,747	$—	$26,751

	Successor Year ended December 31, 2011
(In thousands)	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(17,031)	$5,266	$(33,000)	$27,734	$(17,031)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	10,717	21,162	7,039	—	38,918
Amortization – deferred financing costs	2,759	—	—	—	2,759
Amortization – other intangible assets	8,767	2,614	979	—	12,360
(Gain) loss on disposal of assets	(11,461)	(922)	12,827	—	444
Deferred income taxes	4,842	—	(548)	—	4,294
Non-cash stock-based compensation	2,397	—	—	—	2,397
Equity in earnings of subsidiaries and affiliates	27,734	—	—	(27,734)	—
Non-cash change in warrant liability	(3,971)	—	—	—	(3,971)
Change in other operating items	(35,793)	16,894	(22,808)	—	(41,707)
Net cash provided by (used in) operating activities	(11,040)	45,014	(35,511)	—	(1,537)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(10,115)	(45,784)	(2,472)	—	(58,371)
Other	(22,381)	—	40,738	—	18,357
Net cash provided by (used in) investing activities	(32,496)	(45,784)	38,266	—	(40,014)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in revolving credit advance	20,000	—	—	—	20,000
Net cash provided by financing activities	20,000	—	—	—	20,000

Increase (decrease) in cash and cash equivalents	(23,536)	(770)	2,755	—	(21,551)
Cash and cash equivalents, beginning of period	75,114	(2,000)	5,352	—	78,466
Cash and cash equivalents, end of period	$51,578	$(2,770)	$8,107	$—	$56,915

	Successor Period from February 26 to December 31, 2010
(In thousands)	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(126,532)	$13,261	$8,320	$(21,581)	$(126,532)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	7,026	19,539	8,738	—	35,303
Amortization – deferred financing costs	1,148	—	—	—	1,148
Amortization – other intangible assets	5,572	1,721	1,163	—	8,456
Loss on disposal of assets	16	36	158	—	210
Deferred income taxes	(2,929)	—	4,228	—	1,299
Paid-in-kind interest	6,863	—	—	—	6,863
Non-cash stock-based compensation	1,101	—	—	—	1,101
Equity in earnings of subsidiaries and affiliates	(21,581)	—	—	21,581	—
Non-cash change in market valuation - convertible notes	(75,574)	—	—	—	(75,574)
Non-cash change in warrant liability	(2,648)	—	—	—	(2,648)
Non-cash inducement expense	166,691	—	—	—	166,691
Change in other operating items	20,449	(21,527)	(4,829)	—	(5,907)
Net cash provided by (used in) operating activities	(20,398)	13,030	17,778	—	10,410

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(2,110)	(11,889)	(2,329)	—	(16,328)
Other	13,027	311	9,075	—	22,413
Net cash provided by (used in) investing activities	10,917	(11,578)	6,746	—	6,085

CASH FLOWS FROM FINANCING ACTIVITIES:
Other	3,624	—	(22,000)	—	(18,376)
Net cash provided by (used in) financing activities	3,624	—	(22,000)	—	(18,376)

Increase (decrease) in cash and cash equivalents	(5,857)	1,452	2,524	—	(1,881)
Cash and cash equivalents, beginning of period	80,971	(3,452)	2,828	—	80,347
Cash and cash equivalents, end of period	$75,114	$(2,000)	$5,352	$—	$78,466

	Predecessor Period from January 1 to February 26, 2010
(In thousands)	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$50,802	$(217)	$(879)	$1,096	$50,802
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,205	4,164	1,342	—	6,711
Amortization – deferred financing costs	690	—	4	—	694
Amortization – other intangible assets	31	614	176	—	821
Reorganization items	(59,334)	—	23	—	(59,311)
Payments on reorganization items	(12,164)	—	—	—	(12,164)
Paid-in-kind interest	1,769	—	—	—	1,769
Loss (gain) on disposal of assets	2	—	1	—	3
Equity in earnings of subsidiaries and affiliates	1,096	—	—	(1,096)	—
Deferred income taxes	(1,957)	—	397	—	(1,560)
Change in other operating items	(625)	(5,356)	(2,557)	—	(8,538)
Net cash used in operating activities	(18,485)	(795)	(1,493)	—	(20,773)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(60)	(1,338)	(59)	—	(1,457)
Other	(600)	45	—	—	(555)
Net cash used in investing activities	(660)	(1,293)	(59)	—	(2,012)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from debt issuance	46,611	—	—	—	46,611
Net cash provided by financing activities	46,611	—	—	—	46,611

Increase (decrease) in cash and cash equivalents	27,466	(2,088)	(1,552)	—	23,826
Cash and cash equivalents, beginning of year	53,505	(1,364)	4,380	—	56,521
Cash and cash equivalents, end of period	$80,971	$(3,452)	$2,828	$—	$80,347