Form 10-Q
period 2013-03-31
ACCURIDE CORP
filed 2013-05-03
CIK 817979

10-Q 1 acw13-110q1.htm FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013.

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒ No ☐

As of May 1, 2013, 47,475,570 shares of Accuride Corporation common stock, par value $.01 per share, were outstanding

ACCURIDE CORPORATION

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ACCURIDE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
(In thousands, except for share and per share data)	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$31,518	$26,751
Customer receivables, net of allowance for doubtful accounts of $431 and $549 in 2013 and 2012, respectively	82,894	56,888
Other receivables	8,784	7,708
Inventories	57,453	61,192
Deferred income taxes	4,592	4,591
Prepaid expenses and other current assets	10,615	5,584
Total current assets	195,856	162,714
PROPERTY, PLANT AND EQUIPMENT, net	248,571	267,377
OTHER ASSETS:
Goodwill	100,697	100,697
Other intangible assets, net	131,907	134,180
Deferred financing costs, net of accumulated amortization of $4,554 and $4,127 in 2013 and 2012, respectively	6,313	6,741
Deferred income taxes	5,052	5,052
Other	1,263	1,055
TOTAL	$689,659	$677,816
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$71,445	$59,181
Accrued payroll and compensation	11,001	10,726
Accrued interest payable	5,204	12,543
Accrued workers compensation	5,040	5,868
Accrued and other liabilities	17,310	18,443
Total current liabilities	110,000	106,761
LONG-TERM DEBT	349,395	324,133
DEFERRED INCOME TAXES	19,707	19,021
NON-CURRENT INCOME TAXES PAYABLE	8,211	8,211
OTHER POSTRETIREMENT BENEFIT PLAN LIABILITY	83,095	82,689
PENSION BENEFIT PLAN LIABILITY	54,479	56,438
OTHER LIABILITIES	14,924	15,690
COMMITMENTS AND CONTINGENCIES (Note 5)	—	—
STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.01 par value; 10,000,000 shares authorized	—	—
Common Stock, $0.01 par value; 80,000,000 shares authorized, 47,475,570 and 47,419,115 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively, and additional paid-in-capital	438,868	438,277
Accumulated other comprehensive loss	(51,503)	(51,834)
Accumulated deficiency	(337,517)	(321,570)
Total stockholders’ equity	49,848	64,873
TOTAL	$689,659	$677,816

See notes to unaudited condensed consolidated financial statements.

ACCURIDE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended March 31,
(In thousands except per share data)	2013	2012

NET SALES	$192,460	$269,518
COST OF GOODS SOLD	187,374	247,418
GROSS PROFIT	5,086	22,100
OPERATING EXPENSES:
Selling, general and administrative	11,075	14,864
INCOME (LOSS) FROM OPERATIONS	(5,989)	7,236
OTHER INCOME (EXPENSE):
Interest income	38	16
Interest expense	(8,732)	(8,761)
Other income, net	145	157
LOSS BEFORE INCOME TAXES	(14,538)	(1,352)
INCOME TAX PROVISION	1,409	1,597
NET LOSS	$(15,947)	$(2,949)
Weighted average common shares outstanding—basic	47,453	47,319
Basic loss per share	$(0.34)	$(0.06)
Weighted average common shares outstanding—diluted	47,453	47,319
Diluted loss per share	$(0.34)	$(0.06)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Defined benefit plans	331	(218)
COMPREHENSIVE LOSS	$(15,616)	$(3,167)
See notes to unaudited condensed consolidated financial statements.

ACCURIDE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(In thousands)	Common Stock and Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficiency	Total Stockholders’ Equity
BALANCE at January 1, 2012	$435,368	$(34,422)	$(143,563)	$257,383
Net loss	—	—	(2,949)	(2,949)
Share-based compensation expense	748	—	—	748
Tax impact of forfeited vested shares	(81)	—	—	(81)
Other comprehensive loss:	—	(218)	—	(218)
BALANCE—March 31, 2012	$436,035	$(34,640)	$(146,512)	$254,883

(In thousands)	Common Stock and Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficiency	Total Stockholders’ Equity
BALANCE—January 1, 2013	$438,277	$(51,834)	$(321,570)	$64,873
Net loss	—		(15,947)	(15,947)
Share-based compensation expense	694	—	—	694
Tax impact of forfeited vested shares	(103)	—	—	(103)
Other comprehensive income:	—	331	—	331
BALANCE—March 31, 2013	$438,868	$(51,503)	$(337,517)	$49,848

ACCURIDE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(In thousands)	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,947)	$(2,949)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	9,158	9,834
Amortization – deferred financing costs	690	689
Amortization – other intangible assets	2,273	2,696
Loss on disposal of assets	857	76
Provision for deferred income taxes	686	1,322
Non-cash stock-based compensation	694	748
Changes in certain assets and liabilities:
Receivables	(27,082)	(21,683)
Inventories	3,739	(9,850)
Prepaid expenses and other assets	(5,050)	(651)
Accounts payable	21,608	12,355
Accrued and other liabilities	(11,448)	(3,430)
Net cash used in operating activities	(19,822)	(10,843)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(15,355)	(10,434)
Proceeds from sale leaseback transactions	14,944	—
Proceeds from sale of discontinued operations	—	1,000
Net cash used in investing activities	(411)	(9,434)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolver	25,000	—
Net cash provided from financing activities	25,000	—
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,767	(20,277)
CASH AND CASH EQUIVALENTS—Beginning of period	26,751	56,915
CASH AND CASH EQUIVALENTS—End of period	$31,518	$36,638

Supplemental cash flow information:
Cash paid for interest	$15,367	$15,380
Cash paid for income taxes	1,097	216
Non-cash transactions:
Purchases of property, plant and equipment in accounts payable	$3,730	$4,471

See notes to unaudited condensed consolidated financial statements.

ACCURIDE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(AMOUNTS IN THOUSANDS, UNLESS OTHERWISE NOTED, EXCEPT SHARE AND PER SHARE DATA)

Note 1 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), except that the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  However, in the opinion of Accuride Corporation (“Accuride” or the “Company”), all adjustments (consisting primarily of normal recurring accruals) considered necessary to present fairly the condensed consolidated financial statements have been included.

The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013.  The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited condensed consolidated financial statements and notes thereto disclosed in Accuride’s Annual Report on Form 10-K for the year ended December 31, 2012.

Management’s Estimates and Assumptions – The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Earnings Per Common Share – Basic and diluted earnings per common share were computed as follows:

	Three Months Ended March 31,
(In thousands except per share data)	2013	2012

Numerator:
Net loss	$(15,947)	$(2,949)
Denominator:
Weighted average shares outstanding – Basic	47,453	47,319
Weighted average shares outstanding - Diluted	47,453	47,319

Basic loss per common share	$(0.34)	$(0.06)
Diluted loss per common share	$(0.34)	$(0.06)

As of March 31, 2013, there were options exercisable for 194,068 shares that were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.  As of March 31, 2012, there were options exercisable for 225,922 shares that were not included in the computation of diluted earnings per share because the effect would be anti-dilutive

Stock-Based Compensation –Compensation expense for share-based compensation programs recognized as a component of operating expenses, was $694 and $748 for the three months ended March 31, 2013 and March 31, 2012 respectively.

As of March 31, 2013, there was approximately $4.8 million of unrecognized pre-tax compensation expense related to share-based awards not yet vested that will be recognized over a weighted-average period of 1.7 years.

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

Sale Leaseback transactions –We have accounted for the sale-leaseback transactions under ASC 840-40, Sale-Leaseback Transactions.  The company entered into two sale-leaseback transactions during the quarter and as a result had net gross cash inflow of $15.3 million.  Under the guidance, the leases were classified as operating leases.  The company recognized a gain on the transaction involving the Mexican aluminum line of $0.4 million, which is deferred, and will be amortized over the life of the lease. The deferred gain is included in the prepaid assets. The company recognized a loss on the Camden aluminum equipment of $0.9 million that was recognized in the current quarter.

Recent Accounting Adoptions

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The amendments in this update require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. This update will enhance disclosures required by U.S. GAAP by requiring improved information about financial instruments and derivative instruments. The requirements of this update are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Entities should provide the disclosures required retrospectively for all comparative periods presented. The Company adopted ACU 2011-11 as of January 1, 2013.  The adoption did not have a material impact on our consolidated financial statements.

In July 2012, FASB issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment.  The objective of the amendments in this update is to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories.  The amendments permit an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test.  The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.  The Company adopted ACU 2012-02 as of January 1, 2013.  The adoption did not have a material impact on our consolidated financial statements.

In January 2013, the Financial Accounting Standards Board (“FASB”) issued ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (“ASU 2013-01”). ASU 2013-01 contains no amendments to disclosure requirements. The amendments clarify that the scope of ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, which introduced new disclosure requirements, applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. ASU 2013-01 is effective for fiscal years beginning on or after January 1, 2013 and interim periods within those annual periods. The Company believes adoption of this new guidance will not have a material impact on the Company’s financial statements as these updates have an impact on presentation only.

In February 2013, FASB issued ASU 2013-02, Comprehensive Income.  The objective of the amendments in this update is to improve the reporting of reclassifications out of accumulated other comprehensive income.  The amendment requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under US GAAP to be reclassified in its entirety to net income.  For other amounts that are not required under US GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under US GAAP that provide additional detail about those amounts.  The amendments are effective prospectively for reporting periods beginning after December 15, 2012.  Early adoption is permitted.  The Company adopted ASU 2013-02 on January 1, 2013.  The adoption did not have a material impact on our consolidated financial statements.

Note 2 - Inventories

Inventories at March 31, 2013 and December 31, 2012, on a FIFO basis, were as follows:

	March 31, 2013	December 31, 2012
Raw materials	$15,168	$15,731
Work in process	13,893	13,168
Finished manufactured goods	28,392	32,293
Total inventories	$57,453	$61,192

Note 3 - Goodwill and Other Intangible Assets

The following represents the carrying amount of goodwill, on a reportable segment basis, as of December 31, 2012 and March 31, 2013:

	Wheels	Brillion Iron Works	Total
Balance as of December 31, 2012	$96,283	$4,414	$100,697
Balance as of March 31, 2013	$96,283	$4,414	$100,697

The changes in the carrying amount of other intangible assets for the period December 31, 2011 to March 31, 2012, by reportable segment, are as follows:

	Wheels	Gunite	Brillion Iron Works	Corporate	Total
Balance as of December 31, 2011	$138,575	$38,968	$2,997	$809	$181,349
Amortization	(1,977)	(551)	(40)	(128)	(2,696)
Balance as of March 31, 2012	$136,598	$38,417	$2,957	$681	$178,653

The changes in the carrying amount of other intangible assets for the period December 31, 2012 to March 31, 2013, by reportable segment, are as follows:

	Wheels	Brillion Iron Works	Corporate	Total
Balance as of December 31, 2012	$130,668	$2,833	$679	$134,180
Amortization	(1,975)	(41)	(257)	(2,273)
Balance as of March 31, 2013	$128,693	$2,273	$422	$131,907

The summary of goodwill and other intangible assets is as follows:

		As of March 31, 2013				As of December 31, 2012
	Weighted Average Useful Lives	Gross Amount	Accumulated Amortization		Carrying Amount	Gross Amount	Accumulated Amortization		Carrying Amount
Goodwill	—	$100,697	$		$100,697	$100,697	$		$100,697
Other intangible assets:
Non-compete agreements	2.0	$1,552		$1,130	$422	$1,552		$873	$679
Trade names	—	25,200		—	25,200	25,200		—	25,200
Technology	10.0	38,849		18,284	20,565	38,849		17,547	21,302
Customer relationships	19.9	129,093		43,373	85,720	129,093		42,094	86,999
Other intangible assets:		$194,694		$62,787	$131,907	$194,694		$60,514	$134,180

We estimate that our amortization expense for our other intangible assets for 2013 through 2017 will be approximately $8.7 million for 2013, $8.1 million for 2014 through 2017.

Note 4 - Pension and Other Postretirement Benefit Plans

Components of net benefit cost charged to income for the three months ended March 31:

	Pension Benefits		Other Benefits
	2013	2012	2013	2012
Service cost-benefits earned during the period	$286	$517	$142	$115
Interest cost on projected benefit obligation	2,624	2,831	890	974
Expected return on plan assets	(2,988)	(2,988)	—	—
Amortization of prior service (credit) cost	11	11	—	—
Amortization of (gain)/loss	663	270	26	(8)
Total benefits cost charged to income	$596	$641	$1,058	$1,081

As of March 31, 2013, $1.7 million has been contributed to our sponsored pension plans.  We presently anticipate contributing an additional $9.7 million to fund our pension plans during 2013 for a total of $11.4 million.  Not included in the anticipated contributions for the year are any potential payments related to the plan associated with our Elkhart, Indiana facility that was recently closed.  The amount of those contributions have not been determined as of the date of this filing.

Note 5 – Commitments and Contingencies

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

As of March 31, 2013, we had an environmental reserve of approximately $1.5 million, related primarily to our foundry operations. This reserve is based on management’s review of potential liabilities as well as cost estimates related thereto. The reserve takes into account the benefit of a contractual indemnity given to us by a prior owner of our wheel-end subsidiary. The failure of the indemnitor to fulfill its obligations could result in future costs that may be material. Any expenditures required for us to comply with applicable environmental laws and/or pay for any remediation efforts will not be reduced or otherwise affected by the existence of the environmental reserve. Our environmental reserve may not be adequate to cover our future costs related to the sites associated with the environmental reserve, and any additional costs may have a material adverse effect on our business, results of operations or financial condition. The discovery of additional environmental issues, the modification of existing laws or regulations or the promulgation of new ones, more vigorous enforcement by regulators, the imposition of joint and several liability under CERCLA or analogous state laws, or other unanticipated events could also result in a material adverse effect.

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

As of March 31, 2013, we had approximately 2,784 employees, of which 603 were salaried employees with the remainder paid hourly. Unions represent approximately 1,515 of our employees, which is approximately 54% of our total employees. Each of our unionized facilities has a separate contract with the union that represents the workers employed at such facility. The union contracts expire at various times over the next few years with the exception of our union contract that covers the hourly employees at our Monterrey, Mexico, facility, which expires on an annual basis in January unless otherwise renewed. The 2013 negotiations in Monterrey were successfully completed prior to the expiration of our union contract.  In 2013, we have collective bargaining agreements expiring at our Brillion, Wisconsin facility.  We do not anticipate that the outcome of our 2013 negotiations will have a material adverse effect on our operating performance or cost.

Note 6 – Financial Instruments

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

The carrying amounts of cash and cash equivalents, trade receivables, and accounts payable approximate fair value because of the relatively short maturity of these instruments.  The fair value of our 9.5% senior secured notes based on market quotes, which we determined to be Level 1 inputs, at March 31, 2013 was approximately $311.3 million compared to the carrying amount of $304.4 million.  The fair value of our 9.5% senior secured notes based on market quotes, which we determined to be Level 1 inputs, at December 31, 2012 was approximately $310.0 million compared to the carrying amount of $304.1 million.  The Company believes the fair value of our ABL facility at March 31, 2013 and December 31, 2012 equals the carrying value of $45.0 million and  $20.0 million, respectively.  As of March 31, 2013 and December 31, 2012 we had no outstanding financial instruments.

Note 7 – Segment Reporting

Based on our continual monitoring of the long-term economic characteristics, products and production processes, class of customer, and distribution methods of our operating segments, we have identified each of our operating segments below as reportable segments.  We believe this segmentation is appropriate based upon operating decisions and performance assessments by our President and Chief Executive Officer.  The accounting policies of the reportable segments are the same as described in Note 1, Summary of Significant Accounting Policies of our Annual Report on Form 10-K for the year ended December 31, 2012.

	Three Months Ended March 31,
	2013	2012
Net sales:
Wheels	$93,162	$116,944
Gunite	39,396	68,563
Brillion Iron Works	30,429	43,810
Imperial Group	29,473	40,201
Consolidated total	$192,460	$269,518

Operating Income (loss):
Wheels	$5,743	$18,442
Gunite	(1,777)	(2,168)
Brillion Iron Works	575	3,173
Imperial Group	(1,217)	(519)
Corporate / Other	(9,313)	(11,692)
Consolidated total	$(5,989)	$7,236

Excluded from net sales above are inter-segment sales from Brillion Iron Works to Gunite, as shown in the table below:

	Three Months Ended March 31,
	2013	2012
Inter-segment sales	$2,448	$8,856

	As of
	March 31, 2013	December 31, 2012
Total assets:
Wheels	$479,037	$486,118
Gunite	58,666	54,707
Brillion Iron Works	55,378	51,435
Imperial Group	52,990	49,189
Corporate / Other	43,588	36,367
Consolidated total	$689,659	$677,816

Note 8 - Debt

As of March 31, 2013, total debt was $349.4 million consisting of $304.4 million of our outstanding 9.5% senior secured notes, net of discount and a $45.0 million draw on our ABL facility. As of December 31, 2012, total debt was $324.1 million consisting of $304.1 million of our outstanding 9.5% senior secured notes, net of discount and a $20.0 million draw on our ABL facility.

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

Note 9 – Guarantor and Non-guarantor Financial Statements

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

CONDENSED CONSOLIDATED BALANCE SHEET

	March 31, 2013
(in thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
ASSETS
Cash and cash equivalents	$29,412	$(202)	$2,308	—	$31,518
Accounts and other receivables, net	43,975	38,935	4,304	$4,464	91,678
Inventories	18,574	35,582	3,624	(327)	57,453
Other current assets	2,500	7,256	5,451	—	15,207
Total current assets	94,461	81,571	15,687	4,137	195,856
Property, plant, and equipment, net	77,205	134,474	36,892	—	248,571
Goodwill	96,283	4.414	—	—	100,697
Intangible assets, net	129,115	2,792	—	—	131,907
Investments in and advances to subsidiaries and affiliates	96,439	—	—	(96,439)	—
Deferred income taxes	5,052	35,153	4,015	(39,168)	5,052
Other non-current assets	7,128	448	—	—	7,576
TOTAL	$505,683	$258,852	$56,594	$(131,470)	$689,659
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$14,140	$45,437	$11,868	—	$71,445
Accrued payroll and compensation	1,338	7,803	1,860	—	11,001
Accrued interest payable	5,204	—	—	—	5,204
Accrued and other liabilities	50	15,191	2,972	$4,137	22,350
Total current liabilities	20,732	68,431	16,700	4,137	110,000
Long term debt	349,395	—	—	—	349,395
Deferred and non-current income taxes	67,086	—	—	(39,168)	27,918
Other non-current liabilities	18,622	105,633	28,243	—	152,498
Stockholders’ equity	49,848	84,788	11,651	(96,439)	49,848
TOTAL	$505,683	$258,852	$56,594	$(131,470)	$689,659

	December 31, 2012
(in thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
ASSETS
Cash and cash equivalents	$24,113	$(109)	$2,747	—	$26,751
Accounts and other receivables, net	62,719	29,285	3,219	$(30,627)	64,596
Inventories	19,563	39,443	2,766	(580)	61,192
Other current assets	(1,348)	10,737	786	—	10,175
Total current assets	105,047	79,356	9,518	(31,207)	162,714
Property, plant, and equipment, net	93,990	135,215	38,172	—	267,377
Goodwill	96,283	4,414	—	—	100,697
Intangible assets, net	131,347	2,833	—	—	134,180
Investments in and advances to subsidiaries and affiliates	95,958	—	—	(95,958)	—
Deferred income taxes	48,071	(12,042)	(1,894)	(6,903)	27,232
Other non-current assets	(2,694)	20,261	2,184	—	12,848
TOTAL	$519,931	$242,079	$49,874	$(134,068)	$677,816
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$14,838	$36,702	$7,641	—	$59,181
Accrued payroll and compensation	1,241	7,488	1,997	—	10,726
Accrued interest payable	12,543	—	—	—	12,543
Accrued and other liabilities	35,756	16,479	3,283	$(32,207)	24,311
Total current liabilities	64,378	60,669	12,921	(31,207)	106,761
Long term debt	324,133	—	—	—	324,133
Deferred and non-current income taxes	48,071	(12,042)	(1,894)	(6,093)	27,232
Other non-current liabilities	18,476	106,671	29,670	—	154,817
Stockholders’ equity	64,873	86,781	9,177	(95,958)	64,873
TOTAL	$519,931	$242,079	$49,874	$(134,068)	$677,816

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31, 2013
(in thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$105,159	$103,672	$35,851	$(52,222)	$192,460
Cost of goods sold	101,125	105,143	33,328	(52,222)	187,374
Gross profit	4,034	(1,471)	2,523	—	5,086
Operating expenses	10,524	470	81	—	11,075
Income (loss) from operations	(6,490)	(1,941)	2,442	—	(5,989)
Other income (expense):
Interest expense, net	(8,848)	(64)	218	—	(8,694)
Equity in earnings of subsidiaries	150	—	—	(150)
Other income (expense), net	(73)	12	206	—	145
Income (loss) before income taxes from continuing operations	(15,261)	(1,993)	2,866	(150)	(14,538)
Income tax provision	686		723	—	1,409
Net Income (loss)	$(15,947)	$(1,993)	$2,143	$(150)	$(15,947)

Comprehensive income (loss)	$(15,616)	$(1,993)	$2,474	$(481)	$(15,616)

	Three Months Ended March 31, 2012
(in thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$122,576	$155,792	$37,454	$(46,304)	$269,518
Cost of goods sold	102,934	155,041	35,747	(46,304)	247,418
Gross profit	19,642	751	1,707	—	22,100
Operating expenses	13,672	1,120	72	—	14,864
Income (loss) from operations	5,970	(369)	1,635	—	7,236
Other income (expense):
Interest expense, net	(8,579)	(75)	(91)	—	(8,745)
Equity in earnings of subsidiaries	241	—	—	(241)	—
Other income (expense), net	780	—	(623)	—	157
Income (loss) before income taxes from continuing operations	(1,588)	(444)	921	(241)	(1,352)
Income tax provision (benefit)	1,361	—	236	—	1,597
Income (loss) from continuing operations	(2,949)	(444)	685	(241)	(2,949)
Discontinued operations, net of tax	—	—	—	—
Net income (loss)	$(2,949)	$(444)	$685	$(241)	$(2,949)

Comprehensive income (loss)	$(3,167)	$(444)	$467	$(23)	$(3,167)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2013
in thousands)	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(15,947)	$(1,993)	$2,143	$(150)	$(15,947)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	2,761	4,996	1,401	—	9,158
Amortization – deferred financing costs	690	—	—	—	690
Amortization – other intangible assets	2,232	41	—	—	2,273
(Gain) loss on disposal of assets	862	8	(13)	—	857
Deferred income taxes	686	—	—	—	686
Non-cash stock-based compensation	694	—	—	—	694
Equity in earnings of subsidiaries and affiliates	(150)	—	—	150	—
Change in other operating items	(21,468)	6,779	(3,544)	—	(18,233)
Net cash provided by (used in) operating activities	(29,640)	9,831	(13)	—	(19,822)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(5,005)	(9,924)	(426)	—	(15,355)
Other	14,944	—	—	—	14,944
Net cash provided by (used in) investing activities	9,939	(9,924)	(426)	—	(411)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt issuance	25,000	—	—	—	25,000
Increase (decrease) in cash and cash equivalents	5,299	(93)	(439)	—	4,767
Cash and cash equivalents, beginning of period	24,113	(109)	2,747	—	26,751
Cash and cash equivalents, end of period	$29,412	$(202)	$2,308	$—	$31,518

	Three Months Ended March 31, 2012
in thousands)	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,949)	$(444)	$685	$(241)	$(2,949)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	2,304	5,779	1,751	—	9,834
Amortization – deferred financing costs	689	—	—	—	689
Amortization – other intangible assets	2,105	591	—	—	2,696
(Gain) loss on disposal of assets	(2,118)	2,161	33	—	76
Deferred income taxes	1,322	—	—	—	1,322
Non-cash stock-based compensation	748	—	—	—	748
Equity in earnings of subsidiaries and affiliates	(241)	—	—	241	—
Change in other operating items	(15,695)	(5,903)	(1,661)	—	(23,259)
Net cash provided by (used in) operating activities	(13,835)	2,184	808)	—	(10,843)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(5,399)	(4,387)	(648)	—	(10,434)
Other	—	—	1,000	—	1,000
Net cash provided by (used in) investing activities	(5,399)	(4,387)	352	—	(9,434)

Increase (decrease) in cash and cash equivalents	(19,234)	(2,203)	1,160	—	(20,277)
Cash and cash equivalents, beginning of period	51,578	(2,770)	8,107	—	56,915
Cash and cash equivalents, end of period	$32,344	$(4,973)	$9,267	$—	$36,638

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The accompanying unaudited condensed interim consolidated financial statements are prepared in conformity with U.S. GAAP and such principles are applied on a basis consistent with the information reflected in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC.  In the opinion of management, the interim financial information includes all adjustments and accruals, consisting only of normal recurring adjustments, which are necessary for a fair presentation of results for the respective interim periods.  The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2013 or any interim period.  Except for the historical information contained herein, this quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties.  Our actual results may differ materially from those indicated by such forward-looking statements.

Overview

We are one of the largest and most diversified manufacturers and suppliers of commercial vehicle components in North America. Our products include commercial vehicle wheels, wheel-end components and assemblies, truck body and chassis parts, and ductile and gray iron castings. We market our products under some of the most recognized brand names in the industry, including Accuride, Gunite, Imperial, and Brillion. We believe that we have number one or number two market positions in steel wheels and forged aluminum wheels for commercial vehicles. We serve the leading OEMs and their related aftermarket channels in most major segments of the commercial vehicle market, including heavy- and medium-duty trucks, commercial trailers, light trucks, buses, as well as specialty and military vehicles.

Our primary product lines are standard equipment used by a majority of North American heavy- and medium-duty truck OEMs, which creates a significant competitive advantage. We believe that substantially all heavy-duty truck models manufactured in North America contain one or more Accuride components.

Our diversified customer base includes substantially all of the leading commercial vehicle OEMs, such as Daimler Truck North America, LLC, with its Freightliner and Western Star brand trucks, PACCAR, Inc. with its Peterbilt and Kenworth brand trucks, Navistar International Corporation, with its International brand trucks, and Volvo Group North America, with its Volvo and Mack brand trucks. Our primary commercial trailer customers include leading commercial trailer OEMs, such as Great Dane Limited Partnership, Utility Trailer Manufacturing Company, and Wabash National Corporation. Our major light truck customer is General Motors Company. Our product portfolio is supported by strong sales, marketing and design engineering capabilities and is manufactured in 13 strategically located, technologically-advanced facilities across the United States, Mexico and Canada.

The heavy- and medium-duty truck and commercial trailer markets, the related aftermarket, and the global industrial and agricultural markets are the primary drivers of our sales. These markets are, in turn, directly influenced by conditions in the North American truck industry and generally by conditions in other industries which indirectly impact the truck industry, such as the home-building industry, and by overall economic growth and consumer spending.  Current industry forecasts predict a significant increase in commercial vehicle production in the second half of 2013.  Based upon the overall commercial vehicle industry production forecasts, we expect results from operations to improve in 2013 compared to 2012.  We cannot, however, accurately predict the commercial vehicle cycle, and any deterioration of the economic recovery may lead to further reduced spending and deterioration in the North American truck and vehicle supply industries for the foreseeable future. Additionally, as previously disclosed, our Gunite business lost primary position with two of our OEMs, which impacted our operating results in the quarter and will continue to impact operating results for the remainder of 2013. Further, broader economic weaknesses in industrial manufacturing impacted our Brillion business through reduced customer orders.  In response to these conditions, we are working to control costs in the first half of 2013 while positioning the business for the expected market recovery in the second half of the year.

On March 30, 2011, we, along with one other United States domestic commercial vehicle steel wheel supplier, filed antidumping and countervailing duty petitions with the United States International Trade Commission and the United States Department of Commerce alleging that manufacturers of certain steel wheels in China are dumping their products in the United States and that these manufacturers have been subsidized by their government in violation of United States trade laws.  In May 2011, the International Trade Commission issued a preliminary determination that there was a reasonable indication that the U.S. steel wheel industry is materially injured or threatened with material injury by reason of imports from China of certain steel wheels, and began the final phase of its investigation.  In August 2011, the U.S. Department of Commerce issued a preliminary determination of countervailing duties on steel wheels imported from China ranging from 26.2 percent to 46.6 percent ad valorem, and in October 2011, the U.S. Department of Commerce issued a preliminary determination of antidumping duty margins ranging from 110.6 percent to 243.9 percent ad valorem.  On March 19, 2012, the Department of Commerce made final determinations of dumping and subsidy margins which cumulatively were approximately 70 percent to 228 percent ad valorem.  On April 17, 2012, the International Trade Commission determined that the domestic industry had not been injured and was not threatened with injury from subject imports, and consequently withdrew all import duties on the subject imports.  Subsequent to the withdrawal of import duties, we have seen increased imports of wheels from low cost countries, which have led to reduced sales in the aftermarket.

Results of Operations

The following table sets forth certain income statement information of Accuride for the three months ended March 31, 2013 and March 31, 2012.

	Three Months Ended March 31,
(Dollars in thousands)	2013	2012
Net sales	$192,460	$269,518
Cost of goods sold	187,374	247,418
Gross profit	5,086	22,100
Operating expenses	11,075	14,864
Income (Loss) from operations	(5,989)	7,236
Interest (expense), net	(8,694)	(8,745)
Other income, net	145	157
Income tax provision	1,409	1,597
Net loss	$(15,947)	$(2,949)

Net Sales

	Three Months Ended March 31,
(Dollars in thousands)	2013	2012
Wheels	$93,162	$116,944
Gunite	39,396	68,563
Brillion	30,429	43,810
Imperial	29,473	40,201
Total	$192,460	$269,518

Our net sales for the three months ended March 31, 2013, were $192.5 million, which was a decrease of 28.6 percent, compared to net sales of $269.5 million for the three months ended March 31, 2012.  Of the total decrease, approximately $74.6 million was a result of lower volume demand due to decreased production levels of the commercial vehicle market and its aftermarket segments in North America, as well as reduced sales by our Gunite business unit due to the lost of OEM business.  The decreased vehicle production is a result of softer market conditions for commercial vehicles.  The remaining $2.4 million decrease of net sales recognized was related to pricing.

Net sales for our Wheels segment decreased nearly 20.3 percent during the three months ended March 31, 2013 compared to the same period in 2012 primarily due to decreased volume for all three major OEM segments.  Net sales for our Gunite segment dropped 42.5 percent due to the loss of standard position at two of its major OEM customers along with lower demand in the aftermarket.  Our Gunite products have a higher concentration of aftermarket demand due to being items that require replacement more often than our other products.  Our Brillion segment’s net sales decreased by 30.5 percent due to  lower demand in the industrial and agricultural markets and decreased pricing.  Net sales for our Imperial segment decreased by 26.7 percent due to decreased volume in Class 8 OEM production.

North American commercial vehicle industry production builds were, as follows:

	Three months ended March 31,
	2013	2012
Class 8	54,984	77,701
Classes 5-7	45,003	48,234
Trailer	59,043	58,915

While we serve the commercial vehicle aftermarket segment, there is no relevant industry data to compare our aftermarket sales or Brillion’s industrial and agricultural sales to industry demand from period to period.

Cost of Goods Sold

The table below represents the significant components of our cost of goods sold.

	Three Months Ended March 31,
(Dollars in thousands)	2013	2012
Raw materials	$95,703	$130,982
Depreciation	9,155	9,822
Labor and other overhead	82,516	106,614
Total	$187,374	$247,418

Raw materials costs decreased by $35.3 million, or 26.9 percent, during the three months ended March 31, 2013 due to decreases in sales volume of approximately 40.6 percent offset by price increases of approximately 4.0 percent.  The price increases were primarily related to steel and aluminum, which represent nearly all of our material costs.

Labor and overhead costs decreased by 29.2 percent due to decreased volume, which is higher than the overall net sales volume decrease of approximately 0.6 percent due to decreased production and operational efficiencies.

Operating Expenses

	Three Months Ended March 31,
(Dollars in thousands)	2013	2012
Selling, general, and administration	$7,540	$10,621
Research and development	1,259	1,535
Depreciation and amortization	2,276	2,708
Total	$11,075	$14,864

Selling, general, and administrative costs decreased by $3.1 million in 2013 primarily due to reductions in spending and staffing.

Depreciation and amortization expenses were reduced due to decreased intangible assets at Gunite resulting from the impairment recognized during the fourth quarter, 2012.

Operating Income (Loss)

	Three Months Ended March 31,
(Dollars in thousands)	2013	2012
Wheels	$5,743	$18,442
Gunite	(1,777)	(2,168)
Brillion	575	3,173
Imperial	(1,217)	(519)
Corporate/Other	(9,313)	(11,692)
Total	$(5,989)	$7,236

Operating income for the Wheels segment was 6.1 percent of its net sales for the three months ended March 31, 2013 compared to 15.8 percent for the three months ended March 31, 2012.  Despite lower year-over-year build rates, we continue to see stronger demand for aluminum wheels being driven by the fleets’ desire to reduce fuel and maintenance costs, along with total vehicle weight.  Also impacting the wheels operating income were one-time charges of $0.9 million related to the sale leasebacks of equipment in the most recent period.

Operating loss for the Gunite segment was 4.5 percent of its net sales for the three months ended March 31, 2013 compared to 3.2 percent for the three months ended March 31, 2012.  During the three months ended March 31, 2013, the increased loss per sales dollar was due to the impact of certain of our costs (i.e. salaries, rent, etc.) being fixed in nature, as opposed to fully variable in an environment that has experienced a significant decrease in product demand.

Operating income for the Brillion segment was 1.9 percent of its net sales for the three months ended March 31, 2013 compared to 7.2 percent for same period in 2012.  Sales volume for our Brillion segment decreased during 2013 as the global industrial and agricultural markets softened, therefore reducing earnings.

The operating loss for the Imperial segment was 4.1 percent of its net sales for the three months ended March 31, 2013 and 1.3 percent for the three months ended March 31, 2012.  Again, the significant reduction in sales demand reduced their earnings.  Imperial is also in the process of consolidating operations, resulting in higher overhead spending, that will see reductions in the second half of  2013.

The operating losses for the Corporate segment were 4.8 percent of consolidated net sales for the three months ended March 31, 2013 as compared to 4.3 percent for the comparative period in 2012.

Changes in Financial Condition

At March 31, 2013, we had total assets of $689.7 million, as compared to total assets of $677.8 million at December 31, 2012.  The $11.9 million, or 1.8%, increase in total assets primarily resulted from changes in working capital, offset by cash inflows from aluminum wheel manufacturing equipment sale/leaseback transactions.   We define working capital as current assets (excluding cash) less current liabilities.

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

The following table summarizes the major components of our working capital as of the periods listed below:

	March 31,	December 31,
	2013	2012
Accounts receivable	$91,678	$64,596
Inventories	57,453	61,192
Deferred income taxes (current)	4,592	4,591
Other current assets	10,615	5,584
Accounts payable	(71,445)	(59,181)
Accrued payroll and compensation	(11,001)	(10,726)
Accrued interest payable	(5,204)	(12,543)
Accrued workers compensation	(5,040)	(5,868)
Other current liabilities	(17,310)	(18,443)
Working Capital	$54,338	$29,202)

Significant changes in working capital included:
•	an increase in receivables of $27.1 million due to an increase in revenue in the month leading up to the end of the period;
•	an increase of accounts payable of $12.3 million primarily due to the increase in raw material purchases in the months leading up to the respective period-end;
•	a decrease in accrued interest payable of $7.3 million primarily due to payment in February 2013 of our semi-annual interest payment for our senior secured notes.

Capital Resources and Liquidity

Our primary sources of liquidity during the three months ended March 31, 2013 were cash reserves, proceeds from our ABL, and proceeds from sale leaseback transactions.  We believe that cash from operations, existing cash reserves, and our ABL facility will provide adequate funds for our working capital needs, planned capital expenditures and cash interest payments through 2013 and the foreseeable future.

As of March 31, 2013, we had $31.5 million of cash plus $33.0 million in availability under our ABL credit facility for total liquidity of $64.5 million.

Our ability to fund working capital needs, planned capital expenditures, scheduled semi-annual interest payments, and to comply with any financial covenants under our ABL credit facility depends on our future operating performance and cash flow, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

Operating Activities

Net cash used in operating activities during the three months ended March 31, 2013 amounted to $19.8 million compared to a use of $10.8 million for the period ended March 31, 2012.  The use of cash in 2013 was a result of increased working capital requirements, primarily receivables, which are expected in an environment of increasing product demand.  During a period of increasing sales demand, our working capital needs also rise.  Also, an increase in prepaid expenses resulting from our operating leases of $4.9 was reflected in the operating activity.  These increases are related to security deposits and prepaid rents.

Investing Activities

Net cash used in investing activities totaled $0.4 million for the three months ended March 31, 2013 compared to a use of $9.4 million for the period ended March 31, 2012.  Our most significant cash outlays for investing activities are the purchases of property, plant and equipment.  During the three months ended March 31, 2013, we entered into two sale/leaseback agreements and, as a result, had cash inflows of $15.3 million from the gross proceeds of the sale of the equipment.  The leases are classified as operating leases.  Capital expenditures for 2013 are currently expected to be approximately $30 million to $40 million, which we expect to fund through existing cash reserves or from our ABL facility.

Financing Activities

Cash provided by financing activities for the three months ended March 31, 2013 was $25.0 million.  The cash provided was a result of a draw on our ABL facility.

Bank Borrowing

Refinancing

On July 29, 2010, we completed an offering of $310.0 million aggregate principal amount of senior secured notes and entered into the ABL Credit Agreement (the “ABL facility”). We used the net proceeds from the offering of the senior secured notes, $15.0 million of borrowings under the ABL facility and cash on hand to refinance our post petition senior credit facility and to pay related fees and expenses (the “Refinancing”).

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

Senior Secured Notes

Also in connection with the Refinancing, we issued $310.0 million aggregate principal amount of senior secured notes.  Under the terms of the indenture governing the senior secured notes, the senior secured notes bear interest at a rate of 9.5% per year, paid semi-annually in February and August, and mature on August 1, 2018.  Prior to maturity we may redeem the senior secured notes on the terms set forth in the indenture governing the senior secured notes. The senior secured notes are guaranteed by the Guarantor Subsidiaries, and the senior secured notes and the related guarantees are secured by first priority liens on the Notes Priority Collateral and second priority liens on the ABL Priority Collateral.  On February 15, 2011, we completed an exchange offer pursuant to which all our outstanding senior secured notes were exchanged for registered securities with identical terms (other than terms related to registration rights) to the senior secured notes issued July 29, 2010.

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

Critical Accounting Policies and Estimates.  We have made a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America.  Actual results could differ significantly from those estimates under different assumptions and conditions.  We included in our Form 10-K for the year ended December 31, 2012 a discussion of our most critical accounting policies, which are those that have a material impact on our financial condition or operating performance and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

Such forward-looking statements are based on assumptions and estimates, which although believed to be reasonable, may turn out to be incorrect.  Therefore, undue reliance should not be placed upon these estimates and statements.  We cannot assure that any of these statements, estimates, or beliefs will be realized and actual results may differ from those contemplated in these “forward-looking statements.”  We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise.  You are advised to consult further disclosures we may make on related subjects in our filings with the SEC.  In addition to other factors discussed in this report, some of the important factors that could cause actual results to differ materially from those discussed in the forward-looking statements include, without limitation, the following:

•	a delayed or less robust than anticipated commercial vehicle industry recovery in 2013 and 2014 could have a material adverse effect on our business;
•	a delayed or less robust than anticipated global industrial and agricultural industries recovery in 2013 and 2014 could have a material adverse effect on our business;
•	the loss of a major customer could have a material adverse effect on our business;
•	the demands of original equipment manufacturers for price reductions may adversely affect profitability;
•
we use a substantial amount of raw steel, aluminum, cast scrap, and foundry steel and are vulnerable to industry shortages, significant price increases, and surcharges, some of which we may not be able to pass through to our customers;

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

For further information, refer to the business description and additional risk factors sections included in our Form 10-K for the year ended December 31, 2012, as filed with the SEC.

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

Foreign Currency Risk

Certain forecasted transactions, assets, and liabilities are exposed to foreign currency risk. We monitor our foreign currency exposures to maximize the overall effectiveness of our foreign currency derivatives. The principal currencies of exposure are the Canadian Dollar and Mexican Peso. From time to time, we use foreign currency financial instruments to offset the impact of the variability in exchange rates on our operations, cash flows, assets and liabilities.  At March 31, 2013, there were no open foreign exchange forward contracts.

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

Raw Material/Commodity Price Risk

We rely upon the supply of certain raw materials and commodities in our production processes, and we have entered into firm purchase commitments for certain metals and natural gas. Additionally, from time to time, we use commodity price swaps and futures contracts to manage the variability in certain commodity prices on our operations and cash flows. At March 31, 2013 we had no open commodity price swaps or futures contracts.

Interest Rate Risk

We use long-term debt as a primary source of capital. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for our long-term fixed-rate debt and other types of long-term debt at March 31, 2013:

(Dollars in thousands)	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
Long-term Debt:
Fixed Rate	—	—	—	—	—	$310,000	$310,000	$311,262
Average Rate	—	—	—	—	—	9.50%	9.50%
Variable Rate	—	45,000	—	—	—	—	$45,000	$45,000
Average Rate	—	4.3%	—%	—	—	—	4.3%

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

10.1*	—	Form of Performance Share Unit Award Agreement (2013). Previously filed as an exhibit to the Form 8-K filed on March 25, 2013 and incorporated herein by reference.
10.2*	—	Form of Restricted Stock Unit Award Agreement (2013). Previously filed as an exhibit to the Form 8-K filed on March 25, 2013 and incorporated herein by reference.
31.1†	—	Section 302 Certification of Richard F. Dauch in connection with the Quarterly Report of Form 10-Q on Accuride Corporation for the period ended March 31, 2013.
31.2†	—	Section 302 Certification of Gregory A. Risch in connection with the Quarterly Report on Form 10-Q of Accuride Corporation for the period ended March 31, 2013.
32.1††	—	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
101.INS†	—	XBRL Instance Document
101.SCH†	—	XBRL Taxonomy Extension Schema Document
101.CAL†	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB†	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	—	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF†	—	XBRL Taxonomy Extension Definition Linkbase Document

†	Filed herewith
††	Furnished herewith
*	Management contract or compensatory agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCURIDE CORPORATION

/s/ RICHARD F. DAUCH	Dated: May 3, 2013
Richard F. Dauch
President and Chief Executive Officer
(Principal Executive Officer)

/s/ GREGORY A. RISCH	Dated: May 3, 2013
Gregory A. Risch
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)