Form 10-Q
period 2013-06-30
ACCURIDE CORP
filed 2013-08-09
CIK 817979

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013.

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒ No ☐

As of August 1, 2013, 47,515,155 shares of Accuride Corporation common stock, par value $.01 per share, were outstanding.

ACCURIDE CORPORATION

Part I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

ACCURIDE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
(In thousands, except for share and per share data)	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$32,880	$26,751
Customer receivables, net of allowance for doubtful accounts of $506 and $549 in 2013 and 2012, respectively	82,688	56,888
Other receivables	9,296	7,708
Inventories	58,525	61,192
Deferred income taxes	4,592	4,591
Prepaid expenses and other current assets	11,626	5,584
Total current assets	199,607	162,714
PROPERTY, PLANT AND EQUIPMENT, net	247,868	267,377
OTHER ASSETS:
Goodwill	100,697	100,697
Other intangible assets, net	129,645	134,180
Deferred financing costs, net of accumulated amortization of $4,981 and $4,127 in 2013 and 2012, respectively	5,886	6,741
Deferred income taxes	4,874	5,052
Other	1,267	1,055
TOTAL	$689,844	$677,816
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$72,174	$59,181
Accrued payroll and compensation	9,960	10,726
Accrued interest payable	12,634	12,543
Accrued workers compensation	4,344	5,868
Accrued and other liabilities	17,516	18,443
Total current liabilities	116,628	106,761
LONG-TERM DEBT	349,658	324,133
DEFERRED INCOME TAXES	20,376	19,021
NON-CURRENT INCOME TAXES PAYABLE	8,211	8,211
OTHER POSTRETIREMENT BENEFIT PLAN LIABILITY	83,256	82,689
PENSION BENEFIT PLAN LIABILITY	52,147	56,438
OTHER LIABILITIES	14,112	15,690
COMMITMENTS AND CONTINGENCIES (Note 5)	—	—
STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.01 par value; 10,000,000 shares authorized	—	—
Common Stock, $0.01 par value; 80,000,000 shares authorized, 47,515,155 and 47,385,314 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively, and additional paid-in-capital	439,421	438,277
Accumulated other comprehensive loss	(51,086)	(51,834)
Accumulated deficiency	(342,879)	(321,570)
Total stockholders’ equity	45,456	64,873
TOTAL	$689,844	$677,816

See notes to unaudited condensed consolidated financial statements.

ACCURIDE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands except per share data)	2013	2012	2013	2012

NET SALES	$211,318	$268,783	$403,778	$538,301
COST OF GOODS SOLD	192,871	243,958	380,245	491,376
GROSS PROFIT	18,447	24,825	23,533	46,925
OPERATING EXPENSES:
Selling, general and administrative	12,747	15,233	23,822	30,097
INCOME (LOSS) FROM OPERATIONS	5,700	9,592	(289)	16,828
OTHER INCOME (EXPENSE):
Interest expense, net	(9,157)	(8,658)	(17,851)	(17,403)
Other income (loss), net	(441)	(436)	(296)	(279)
INCOME (LOSS) BEFORE INCOME TAXES	(3,898)	498	(18,436)	(854)
INCOME TAX PROVISION	1,464	1,339	2,873	2,936
NET LOSS	$(5,362)	$(841)	$(21,309)	$(3,790)
Weighted average common shares outstanding—basic	47,563	47,376	47,508	47,347
Basic income (loss) per share	$(0.11)	$(0.02)	$(0.45)	$(0.08)
Weighted average common shares outstanding—diluted	47,563	47,376	47,508	47, 347
Diluted income (loss) per share	$(0.11)	$(0.02)	$(0.45)	$(0.08)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Defined benefit plans	417	179	748	(39)
COMPREHENSIVE LOSS	$(4,945)	$(662)	$(20,561)	$(3,829)

See notes to unaudited condensed consolidated financial statements.

ACCURIDE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(In thousands)	Common Stock and Additional Paid-in- Capital	Accumulated Other Comprehensive Income	Accumulated Deficiency	Total Stockholders’ Equity
BALANCE— April 1, 2012	$436,035	$(34,640)	$(146,512)	$254,883
Net loss	—	—	(841)	(841)
Share-based compensation expense	967	—	—	967
Tax impact of forfeited vested shares	(129)	—	—	(129)
Other comprehensive income	—	179	—	179
BALANCE—June 30, 2012	$436,873	$(34,461)	$(147,353)	$255,059

BALANCE—April 1, 2013	438,868	(51,503)	(337,517)	49,848
Net loss	—	—	(5,362)	(5,362)
Share-based compensation expense	659	—	—	659
Tax impact of forfeited vested shares	(106)	—	—	(106)
Other comprehensive income	—	417	—	417
BALANCE—June 30, 2013	$439,421	$(51,086)	$(342,879)	$45,456

(In thousands)	Common Stock and Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficiency	Total Stockholders’ Equity
BALANCE— January 1, 2012	$435,368	$(34,422)	$(143,563)	$257,383
Net loss	—	—	(3,790)	(3,790)
Share-based compensation expense	1,715	—	—	1,715
Tax impact of forfeited vested shares	(210)	—	—	(210)
Other comprehensive loss	—	(39)	—	(39)
BALANCE—June 30, 2012	$436,873	$(34,461)	$(147,353)	$255,059

BALANCE—January 1, 2013	438,277	(51,834)	(321,570)	64,873
Net loss	—	—	(21,309)	(21,309)
Share-based compensation expense	1,353	—	—	1,353
Tax impact of forfeited vested shares	(209)	—	—	(209)
Other comprehensive income	—	748	—	748
BALANCE—June 30, 2013	$439,421	$(51,086)	$(342,879)	$45,456

See notes to unaudited condensed consolidated financial statements

ACCURIDE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(In thousands)	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,309)	$(3,790)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property, plant and equipment	17,848	19,921
Amortization – deferred financing costs	1,380	1,379
Amortization – other intangible assets	4,535	5,391
Loss on disposal of assets	942	171
Provision for deferred income taxes	1,356	1,395
Non-cash stock-based compensation	1,353	1,715
Changes in certain assets and liabilities:
Receivables	(27,388)	(16,603)
Inventories	2,667	(9,472)
Prepaid expenses and other assets	(5,648)	(1,111)
Accounts payable	20,370	7,064
Accrued and other liabilities	(8,461)	(2,663)
Net cash provided by (used in) operating activities	(12,355)	3,397
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(21,460)	(25,651)
Proceeds from sale leaseback transactions	14,944	—
Proceeds from sale of discontinued operations	—	1,000
Net cash used in investing activities	(6,516)	(24,651)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolver	25,000	—
Net cash provided by financing activities	25,000	—
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,129	(21,254)
CASH AND CASH EQUIVALENTS—Beginning of period	26,751	56,915
CASH AND CASH EQUIVALENTS—End of period	$32,880	$35,661

Supplemental cash flow information:
Cash paid for interest	$16,069	$15,905
Cash paid for income taxes	1,658	893
Non-cash transactions:
Purchases of property, plant and equipment in accounts payable	$5,697	$4,702

See notes to unaudited condensed consolidated financial statements.

ACCURIDE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(AMOUNTS IN THOUSANDS, UNLESS OTHERWISE NOTED, EXCEPT SHARE AND PER SHARE DATA)

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U. S. GAAP”), except that the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  However, in the opinion of Accuride Corporation (“Accuride” or the “Company”), all adjustments (consisting primarily of normal recurring accruals) considered necessary to present fairly the condensed consolidated financial statements have been included.  Certain operating results from prior periods have been reclassified to discontinued operations to conform to the current year presentation.

The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013.  The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto disclosed in Accuride’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Earnings Per Common Share – Basic and diluted earnings per common share were computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands except per share data)	2013	2012	2013	2012

Numerator:
Net loss	$(5,362)	$(841)	$(21,309)	$(3,790)
Denominator:
Weighted average shares outstanding – Basic	47,563	47,376	47,508	47,347
Weighted average shares outstanding - Diluted	47,563	47,376	47,508	47,347

Basic income (loss) per common share	$(0.11)	$(0.02)	$(0.45)	$(0.08)
Diluted income (loss) per common share	$(0.11)	$(0.02)	$(0.45)	$(0.08)

As of June 30, 2013, there were options exercisable for 176,927 shares that were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.  As of June 30, 2012, there were options exercisable for 221,541 shares that were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.

Stock-Based Compensation--Compensation expense for share-based compensation programs recognized as a component of operating expenses, was $1,353 and $1,715 for the six months ended June 30, 2013 and June 30, 2012, respectively.  Compensation expense for share based compensation programs recognized as a component of operating expense was $659 and $967 for the three months ended June 30, 2013 and June 30, 2012, respectively.

As of June 30, 2013, there was approximately $3.2 million of unrecognized pre-tax compensation expense related to share-based awards not yet vested that will be recognized over a weighted-average period of 1.1 years.

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

Sale Leaseback transactions-We have accounted for sale-leaseback transactions in accordance with ASC 840-40, Sale-Leaseback Transactions.  The Company entered into two sale-leaseback transactions during the first quarter, and as a result, had net cash inflow of $15.3 million.  Under the guidance, the leases were classified as operating leases.  The Company recognized a loss on the Camden aluminum equipment of $0.9 million that was recognized during the quarter ended March 31, 2013.

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

In January 2013, FASB issued ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (“ASU 2013-01”). ASU 2013-01 contains no amendments to disclosure requirements. The amendments clarify that the scope of ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, which introduced new disclosure requirements, applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. ASU 2013-01 is effective for fiscal years beginning on or after January 1, 2013 and interim periods within those annual periods. The Company believes adoption of this new guidance will not have a material impact on the Company’s financial statements as these updates have an impact on presentation only.

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

In February 2013, FASB issued ASU 2013-4, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date.  The objective of the amendments in this update is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for those obligations addressed within existing guidance in U.S. GAAP.  The amendment requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and an additional amount the reporting entity expects to pay on behalf of its co-obligors.  The entity is required to disclose the nature and amount of the obligation as well as other information about those obligations.  The update is effective for fiscal years and interim periods within those years beginning after December 15, 2013.  We are currently evaluating the impact of adopting ASU 2013-04 on the consolidated financial statements.

Note 2 - Inventories

Inventories at June 30, 2013 and December 31, 2012, on a FIFO basis, were as follows:

(In thousands)	June 30, 2013	December 31, 2012
Raw materials	$14,482	$15,731
Work in process	14,769	13,168
Finished manufactured goods	29,274	32,293
Total inventories	$58,525	$61,192

Note 3 - Goodwill and Other Intangible Assets

The following represents the carrying amount of goodwill, on a reportable segment basis, as of December 31, 2012 and June 30, 2013:

(In thousands)	Wheels	Brillion Iron Works	Total
Balance as of December 31, 2012	$96,283	$4,414	$100,697
Balance as of June 30, 2013	$96,283	$4,414	$100,697

The changes in the carrying amount of other intangible assets for the period December 31, 2011 to June 30, 2012, by reportable segment, are as follows:

(In thousands)	Wheels	Gunite	Brillion Iron Works	Corporate	Total
Balance as of December 31, 2011	$138,575	$38,968	$2,997	$809	$181,349
Amortization	(3,953)	(1,100)	(82)	(256)	(5,391)
Balance as of June 30, 2012	$134,622	$37,868	$2,915	$553	$175,958

The changes in the carrying amount of other intangible assets for the period December 31, 2012 to June 30, 2013, by reportable segment, are as follows:

(In thousands)	Wheels	Brillion Iron Works	Corporate	Total
Balance as of December 31, 2012	$130,668	$2,833	$679	$134,180
Amortization	(3,952)	(83)	(500)	(4,535)
Balance as of June 30, 2013	$126,716	$2,750	$179	$129,645

The summary of goodwill and other intangible assets is as follows:

(In thousands)		As of June 30, 2013			As of December 31, 2012
	Weighted Average Useful Lives	Gross Amount	Accumulated Amortization	Carrying Amount	Gross Amount	Accumulated Amortization	Carrying Amount
Goodwill	—	$100,697	$—	$100,697	$100,697	$—	$100,697
Other intangible assets:
Non-compete agreements	2.0	$1,552	$1,373	$179	$1,552	$873	$679
Trade names	—	25,200	—	25,200	25,200	—	25,200
Technology	10.0	38,849	19,023	19,826	38,849	17,547	21,302
Customer relationships	19.9	129,093	44,653	84,440	129,093	42,094	86,999
Other intangible assets:		$194,694	$65,049	$129,645	$194,694	$60,514	$134,180

We estimate that our annual amortization expense for our other intangible assets for 2013 through 2017 will be approximately $8.7 million for 2013 and $8.1 million annually for 2014 through 2017.

Note 4 - Pension and Other Postretirement Benefit Plans

Components of net periodic benefit cost for the three and six months ended June 30:

	For the three months ended June 30				For the six months ended June 30
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
(In thousands)	2013	2012	2013	2012	2013	2012	2013	2012
Service cost-benefits earned during the period	$281	$511	$139	$113	$567	$1,028	$281	$228
Interest cost on projected benefit obligation	2,583	2,806	883	971	5,207	5,637	1,773	1,945
Expected return on plan assets	(2,936)	(2,957)	—	—	(5,924)	(5,945)	—	—
Amortization of net transition (asset) obligation	—	—	—	—	—	—	—	—
Amortization of prior service (credit) cost	11	11	—	—	22	22	—	—
Amortization of (gain)/loss	649	266	24	(8)	1,312	536	50	(16)
Total benefits cost charged to income	$588	$637	$1,046	$1,076	$1,184	$1,278	$2,104	$2,157

As of June 30, 2013, $4.3 million has been contributed to our sponsored pension plans.  We presently anticipate contributing an additional $6.9 million to fund our pension plans during 2013 for a total of $11.2 million.  Not included in the anticipated contributions for the year are any potential payments related to the plan associated with our Elkhart, Indiana facility that was recently closed.  The amounts of those contributions have not been determined as of the date of this filing.

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

As of June 30, 2013, we had an environmental reserve of approximately $1.5 million, related primarily to our foundry operations. This reserve is based on management’s review of potential liabilities as well as cost estimates related thereto. The reserve takes into account the benefit of a contractual indemnity given to us by a prior owner of our wheel-end subsidiary. The failure of the indemnitor to fulfill its obligations could result in future costs that may be material. Any expenditures required for us to comply with applicable environmental laws and/or pay for any remediation efforts will not be reduced or otherwise affected by the existence of the environmental reserve. Our environmental reserve may not be adequate to cover our future costs related to the sites associated with the environmental reserve, and any additional costs may have a material adverse effect on our business, results of operations or financial condition. The discovery of additional environmental issues, the modification of existing laws or regulations or the promulgation of new ones, more vigorous enforcement by regulators, the imposition of joint and several liability under CERCLA or analogous state laws, or other unanticipated events could also result in a material adverse effect.

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

As of June 30, 2013, we had approximately 2,869 employees, of which 587 were salaried employees with the remainder paid hourly. Unions represent approximately 1,563 of our employees, which is approximately 54.5% of our total employees. Each of our unionized facilities has a separate contract with the union that represents the workers employed at such facility. The union contracts expire at various times over the next few years with the exception of our union contract that covers the hourly employees at our Monterrey, Mexico, facility, which expires on an annual basis in January unless otherwise renewed. The 2013 negotiations in Monterrey were successfully completed prior to the expiration of our union contract. In 2013, we have collective bargaining agreements expiring at our Brillion, Wisconsin facility.  We do not anticipate that the outcome of our 2013 negotiations will have a material adverse effect on our operating performance or cost.

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

The carrying amounts of cash and cash equivalents, trade receivables, and accounts payable approximate fair value because of the relatively short maturity of these instruments.  The fair value of our 9.5% senior secured notes based on market quotes, which we determined to be Level 1 inputs, at June 30, 2013 was approximately $313.1 million compared to the carrying amount of $304.7 million.  The fair value of our 9.5% senior secured notes based on market quotes, which we determined to be Level 1 inputs, at December 31, 2012 was approximately $310.0 million compared to the carrying amount of $304.1 million.  The Company believes the fair value of our ABL facility at June 30, 2013 and December 31, 2012 equals the carrying value of $45.0 million and $20.0 million, respectively.  As of June 30, 2013 and December 31, 2012 we had no other remaining financial instruments.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012
Net sales:
Wheels	$99,468	$112,881	$192,630	$229,825
Gunite	51,207	67,280	90,603	135,843
Brillion Iron Works	29,266	49,326	59,695	93,136
Imperial Group	31,377	39,296	60,850	79,497
Consolidated total	$211,318	$268,783	$403,778	$538,301

Operating income (loss):
Wheels	$11,751	$16,106	$17,494	$34,548
Gunite	3,323	(1,875)	1,546	(4,043)
Brillion Iron Works	1,855	7,598	2,430	10,771
Imperial Group	(284)	(302)	(1,501)	(821)
Corporate / Other	(10,945)	(11,935)	(20,258)	(23,627)
Consolidated total	$5,700	$9,592	$(289)	$16,828

Income (loss) Before Income Taxes:
Wheels	$12,513	$18,157	$19,868	$37,359
Gunite	(3,701)	(6,967)	(11,840)	(13,505)
Brillion Iron Works	2,113	6,642	2,730	8,622
Imperial Group	6	(377)	(1,059)	(991)
Corporate / Other	(14,829)	(16,957)	(28,135)	(32,339)
Consolidated total	$(3,898)	$498	$(18,436)	$(854)

Excluded from net sales above, are inter-segment sales from Brillion Iron Works to Gunite, as shown in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012
Inter-segment sales	$6,187	$8,874	$8,635	$17,730

	As of
(In thousands)	June 30, 2013	December 31, 2012
Total assets:
Wheels	$477,797	$486,118
Gunite	67,254	54,707
Brillion Iron Works	54,643	51,435
Imperial Group	49,863	49,189
Corporate / Other	40,287	36,367
Consolidated total	$689,844	$677,816

Note 8 - Debt

As of June 30, 2013, total debt was $349.7 million consisting of $304.7 million of our outstanding 9.5% senior secured notes, net of discount and a $45.0 million draw on our Prior ABL facility existing at that time (the “Prior ABL Facility”). As of December 31, 2012, total debt was $324.1 million consisting of $304.1 million of our outstanding 9.5% senior secured notes, net of discount and a $20.0 million draw on our Prior ABL Facility.

Our credit documents (the Prior ABL Facility and the indenture governing the senior secured notes) contain (or in the case of the Prior ABL Facility, contained) operating covenants that limit the discretion of management with respect to certain business matters.  These covenants place significant restrictions on, among other things, the ability to incur additional debt, to pay dividends, to create liens, to make certain payments and investments and to sell or otherwise dispose of assets and merge or consolidate with other entities.  In addition, the Prior ABL Facility contains a financial covenant which required us to maintain a fixed charge coverage ratio during any compliance period, which was anytime when the excess availability was less than or equal to the greater of $10.0 million or 15 percent of the total commitment under the Prior ABL Facility.  Due to the amount of our excess availability (as calculated under the Prior ABL facility), the Company was not currently in a compliance period at June 30, 2013 and, we did not have to maintain a fixed charge coverage ratio.  As of July 11, 2013, we refinanced our Prior ABL Facility and entered into a new ABL facility (the “New ABL Facility”), which is described in further detail below under Note 10-Subsequent Events.

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

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013
(In thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
ASSETS
Cash and cash equivalents	$29,660	$(896)	$4,116	—	$32,880
Customer and other receivables, net	44,668	43,767	3,948	$(399)	91,984
Inventories	20,373	35,282	3,332	(462)	58,525
Other current assets	5,927	4,929	5,362	—	16,218
Total current assets	100,628	83,082	16,758	(861)	199,607
Property, plant, and equipment, net	77,486	134,428	35,954	—	247,868
Goodwill	96,283	4,414	—	—	100,697
Intangible assets, net	126,895	2,750	—	—	129,645
Investments in and advances to subsidiaries and affiliates	105,087	—	—	(105,087)	—
Deferred income taxes	4,874	20,397	1,963	(22,360)	4,874
Other non-current assets	6,701	452	—	—	7,153
TOTAL	$517,954	$245,523	$54,675	$(128,308)	$689,844
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$14,972	$45,924	$11,278	—	$72,174
Accrued payroll and compensation	939	7,527	1,494	—	9,960
Accrued interest payable	12,634	—	—	—	12,634
Other current liabilities	5,297	13,981	3,443	$(861)	21,860
Total current liabilities	33,842	67,432	16,215	(861)	116,628
Long-term debt	349,658	—	—	—	349,658
Deferred and non-current income taxes	62,127	(17,497)	(1,894)	(22,360)	20,376
Other non-current liabilities	26,871	104,150	26,705	—	157,726
Stockholders’ equity	45,456	91,438	13,649	(105,087)	45,456
TOTAL	$517,954	$245,523	$54,675	$(128,308)	$689,844

	December 31, 2012
(In thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
ASSETS
Cash and cash equivalents	$24,113	$(109)	$2,747	—	$26,751
Customer and other receivables, net	62,719	29,285	3,219	$(30,627)	64,596
Inventories	19,563	39,443	2,766	(580)	61,192
Other current assets	(1,348)	10,737	786	—	10,175
Total current assets	105,047	79,356	9,518	(31,207)	162,714
Property, plant, and equipment, net	93,990	135,215	38,172	—	267,377
Goodwill	96,283	4,414	—	—	100,697
Intangible assets, net	131,347	2,833	—	—	134,180
Investments in and advances to subsidiaries and affiliates	95,958	—	—	(95,958)	—
Deferred income taxes	(14,909)	19,671	2,141	(6,903)	—
Other non-current assets	12,215	590	43		12,848
TOTAL	$519,931	$242,079	$49,874	$(134,068)	$677,816
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$14,838	$36,702	$7,641	—	$59,181
Accrued payroll and compensation	1,241	7,488	1,997	—	10,726
Accrued interest payable	12,543	—	—	—	12,543
Other current liabilities	35,756	16,479	3,283	$(32,207)	24,311
Total current liabilities	64,378	60,669	12,921	(31,207)	106,761
Long-term debt	324,133	—	—	—	324,133
Deferred and non-current income taxes	48,071	(12,042)	(1,894)	(6,093)	27,232
Other non-current liabilities	18,476	106,671	29,670	—	154,817
Stockholders’ equity	64,873	86,781	9,177	(95,958)	64,873
TOTAL	$519,931	$242,079	$49,874	$(134,068)	$677,816

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30, 2013
(In thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$121,949	$108,899	$38,176	$(57,706)	$211,318
Cost of goods sold	113,261	101,802	35,514	(57,706)	192,871
Gross profit	8,688	7,097	2,662	—	18,447
Operating expenses	12,301	374	72	—	12,747
Income from operations	(3,613)	6,723	2,590	—	5,700
Other income (expense):
Interest expense, net	(9,297)	(73)	213	—	(9,157)
Equity in earnings of subsidiaries	8,231	—	—	(8,231)	—
Other income (loss), net	(13)	—	(428)	—	(441)
Income (loss) before income taxes	(4,692)	6,650	2,375	(8,231)	(3,898)
Income tax provision	670	—	794	—	1,464
Net income (loss)	$(5,362)	$6,650	$1,581	$(8,231)	$(5,362)

Comprehensive income (loss)	$(4,945)	$6,650	$1,998	$(8,648)	$(4,945)

	Three Months Ended June 30, 2012
(In thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$119,374	$159,890	$41,505	$(51,986)	$268,783
Cost of goods sold	103,971	154,919	37,054	(51,986)	243,958
Gross profit	15,403	4,971	4,451	—	24,825
Operating expenses	13,919	1,230	84	—	15,233
Income from operations	1,484	3,741	4,367	—	9,592
Other income (expense):
Interest expense, net	(8,540)	(122)	4	—	(8,658)
Equity in earnings of subsidiaries	7,284	—	—	(7,284)	—
Other income (loss), net	(996)	—	560	—	(436)
Income (loss) before income taxes	(768)	3,619	4,931	(7,284)	498
Income tax provision (benefit)	73	—	1,266	—	1,339
Net income (loss)	$(841)	$3,619	$3,665	$(7,284)	$(841)

Comprehensive income (loss)	$(662)	$3,619	$3,844	$(7,463)	$(662)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Six Months Ended June 30, 2013
(In thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$227,108	$212,571	$74,027	$(109,928)	$403,778
Cost of goods sold	214,386	206,945	68,842	(109,928)	380,245
Gross profit	12,722	5,626	5,185	—	23,533
Operating expenses	22,825	844	153	—	23,822
Income from operations	(10,103)	4,782	5,032	—	(289)
Other income (expense):
Interest expense, net	(18,145)	(137)	431	—	(17,851)
Equity in earnings of subsidiaries	8,381	—	—	(8,381)	—
Other income (loss), net	(86)	12	(222)	—	(296)
Income (loss) before income taxes	(19,953)	4,657	5,241	(8,381)	(18,436)
Income tax provision	1,356	—	1,517	—	2,873
Net income (loss)	$(21,309)	$4,657	$3,724	$(8,381)	$(21,309)

Comprehensive income (loss)	$(20,561)	$4,657	$4,472	$(9,129)	$(20,561)

	Six Months Ended June 30, 2012
(In thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$241,950	$315,682	$78,959	$(98,290)	$538,301
Cost of goods sold	206,905	309,960	72,801	(98,290)	491,376
Gross profit	35,045	5,722	6,158	—	46,925
Operating expenses	27,591	2,350	156	—	30,097
Income (loss) from operations	7,454	3,372	6,002	—	16,828
Other income (expense):
Interest expense, net	(17,119)	(197)	(87)	—	(17,403)
Equity in earnings of subsidiaries	7,525	—	—	(7,525)	—
Other income (loss), net	(216)	—	(63)	—	(279)
Income (loss) before income taxes from continuing operations	(2,356)	3,175	5,852	(7,525)	(854)
Income tax provision (benefit)	1,434	—	1,502	—	2,936
Income (loss) from continuing operations	(3,790)	3,175	4,350	(7,525)	(3,790)
Discontinued operations, net of tax	—	—	—	—	—
Net income (loss)	$(3,790)	$3,175	$4,350	$(7,525)	$(3,790)

Comprehensive income (loss)	$(3,829)	$3,175	$4,311	$(7,486)	$(3,829)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2013
(In thousands)	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(21,309)	$4,657	$3,724	$(8,381)	$(21,309)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	5,330	10,065	2,453	—	17,848
Amortization – deferred financing costs	1,380	—	—	—	1,380
Amortization – other intangible assets	4,452	83	—	—	4,535
(Gain) loss on disposal of assets	949	8	(15)	—	942
Deferred income taxes	1,356	—	—	—	1,356
Non-cash stock-based compensation	1,353	—	—	—	1,353
Equity in earnings of subsidiaries and affiliates	(8,381)	—	—	8,381	—
Change in other operating items	(12,879)	(1,137)	(4,444)	—	(18,460)
Net cash provided by (used in) operating activities	(27,749)	13,676	1,718	—	(12,355)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(6,648)	(14,463)	(349)	—	(21,460)
Other	14,944	—	—	—	14,944
Net cash provided (used in) investing activities	8,296	(14,463)	(349)	—	(6,516)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolver	25,000	—	—	—	25,000
Net cash provided by financing activities	25,000	—	—	—	25,000

Increase (decrease) in cash and cash equivalents	5,547	(787)	1,369	—	6,129
Cash and cash equivalents, beginning of period	24,113	(109)	2,747	—	26,751
Cash and cash equivalents, end of period	$29,660	$(896)	$4,116	$—	$32,880

	Six Months Ended June 30, 2012
(In thousands)	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,790)	$3,175	$4,350	$(7,525)	$(3,790)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	4,574	11,829	3,518	—	19,921
Amortization – deferred financing costs	1,379	—	—	—	1,379
Amortization – other intangible assets	4,209	1,182	—	—	5,391
(Gain) loss on disposal of assets	(2,075)	2,200	46	—	171
Deferred income taxes	1,395	—	—	—	1,395
Non-cash stock-based compensation	1,715	—	—	—	1,715
Equity in earnings of subsidiaries and affiliates	(7,525)	—	—	7,525	—
Change in other operating items	(5,661)	(9,793)	(7,331)	—	(22,785)
Net cash provided by (used in) operating activities	(5,779)	8,593	583	—	3,397

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(13,572)	(10,540)	(1,539)	—	(25,651)
Other	—	—	1,000	—	1,000
Net cash provided by (used in) investing activities	(13,572)	(10,540)	(539)	—	(24,651)

CASH FLOWS FROM FINANCING ACTIVITIES:
Other	1,510	—	(1,510)	—	—
Net cash provided by (used in) financing activities	1,510	—	(1,510)	—	—

Increase (decrease) in cash and cash equivalents	(17,841)	(1,947)	(1,466)	—	(21,254)
Cash and cash equivalents, beginning of period	51,578	(2,770)	8,107	—	56,915
Cash and cash equivalents, end of period	$33,737	$(4,717)	$6,641	$—	$35,661

Note 10 – Subsequent Events

ABL Facility Refinancing

On July 11, 2013, we entered into the New ABL Facility, and at closing, we borrowed $45.3 million under the New ABL Facility and used these borrowings and cash on hand to repay all amounts outstanding under the Prior ABL Facility and to pay related fees and expenses.

The New ABL Facility is a senior secured asset based credit facility in an aggregate principal amount of up to $100.0 million, consisting of a $90.0 million revolving credit facility and a $10.0 million first-in last-out term facility, with the right, subject to certain conditions, to increase the availability under the facility by up to $50.0 million in the aggregate. The New ABL Facility matures on the earlier of (i) May 2018 and (ii) 90 days prior to the maturity date of our 9.5% first priority senior secured notes due August 1, 2018, unless (a) the maturity date of the senior secured notes is extended to a date that is on or after 90 days after the date set forth in the foregoing clause (i), (b) all of the senior secured notes are refinanced or replaced as permitted under the New ABL Facility and the maturity date of all of the indebtedness that refinances or replaces the senior secured notes is on or after 90 days after the date set forth in the foregoing clause (i), or (c) all of the senior secured notes are converted into equity.

The New ABL Facility provides for loans and letters of credit in an amount up to the aggregate availability under the facility, subject to meeting certain borrowing base conditions, with sub-limits of up to $10.0 million for swingline loans and $20.0 million for letters of credit.  Borrowings under the New ABL Facility bear interest through maturity at a variable rate based upon, at our option, either LIBOR or the base rate (which is the greatest of one-half of 1.00% in excess of the federal funds rate, 1.00% in excess of the one-month LIBOR rate and the Agent’s prime rate), plus, in each case, an applicable margin.  The applicable margin for loans under the first-in last-out term facility that are (i) LIBOR loans ranges, based on the our average excess availability, from 2.75% to 3.25% per annum and (ii) base rate loans ranges, based on our average excess availability, from 1.00% to 1.50%.  The applicable margin for other advances under the New ABL Facility that are (i) LIBOR loans ranges, based on our average excess availability, from 1.75% to 2.25% and (ii) base rate loans ranges, based on our average excess availability, from 0.00% to 0.50%.

We must also pay an unused line fee equal to 0.25% per annum to the lenders under the New ABL Facility if utilization under the facility is greater than or equal to 50.0% of the total available commitments under the facility and a commitment fee equal to 0.375% per annum if utilization under the facility is less than 50.0% of the total available commitments under the facility. Customary letter of credit fees are also payable, as necessary.

The obligations under the New ABL Facility are secured by (i) first-priority liens on substantially all of our accounts receivable and inventories, subject to certain exceptions and permitted liens and (ii) second-priority liens on substantially all of our owned real property and tangible and intangible assets other than the ABL Priority Collateral, including all of the Co-Borrowers’ outstanding capital stock, subject to certain exceptions and permitted liens.

The New ABL Facility contains customary restrictive covenants and also contains a fixed charge coverage ratio covenant which will be applicable if the availability under the New ABL Facility is less than 10.0% of the amount of the New ABL Facility.  If applicable, that covenant requires us to maintain a minimum ratio of adjusted EBITDA less capital expenditures made during such period (other than capital expenditures financed with the net cash proceeds of asset sales, recovery events, incurrence of indebtedness and the sale or issuance of equity interests) to fixed charges of 1.00 to 1.00.

Discontinued Operations

On August 1, 2013, the Company announced that it completed the sale of substantially all of the assets of its Imperial Group business to Imperial Group Manufacturing, Inc., a new company formed and capitalized by Wynnchurch Capital for total cash consideration of $30.0 million at closing, plus a contingent earn-out totaling up to $2.25 million.  The sale was effective as of 11:59 p.m. on July 31, 2103.

Pursuant to the provisions of the purchase agreement, subject to certain limited exceptions, the purchaser purchased from Imperial all equipment, inventories, accounts receivable, deposits, prepaid expenses, intellectual property, contracts, real property interests, transferable permits and other intangibles related to the Business and Assumed Imperial’s trade and vendor accounts payable and performance obligations under those contracts included in the purchased assets.  The real property interests acquired by the purchaser include ownership of three plants located in Decatur, Texas, Dublin, Virginia and Chehalis, Washington and a leasehold interest in a plant located in Denton, Texas.  Imperial has retained ownership of a plant property located in Portland, Tennessee but has leased such property to the purchaser under a two-year lease, with the option of the Purchaser to renew the lease for one additional year.  Rent under the lease is fixed at $75,000 per year.

We are still analyzing the loss on the transaction including transaction fees.  The analysis will be completed in the third quarter.

The values of the sold Imperial assets as of June 30, 2013 were as follows:

(In thousands)

Accounts receivable	$12,666
Inventories	10,643
Prepaid expenses and other current assets	78
Property, plant, and equipment	26,291
Accounts payable	(11,469)
Net assets sold	$38,209

The proforma Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) reclassifying our Imperial business segment as Discontinued Operations for the three and six month periods ended June 30, 2013 and 2012 are below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands except per share data)	2013	2012	2013	2012

NET SALES	$179,941	$229,487	$342,928	$458,804
COST OF GOODS SOLD	161,235	204,332	317,944	411,057
GROSS PROFIT	18,706	25,155	24,984	47,747
OPERATING EXPENSES:
Selling, general and administrative	12,747	15,286	23,822	30,148
INCOME FROM OPERATIONS	5,959	9,869	1,162	17,599
OTHER INCOME (EXPENSE):
Interest expense, net	(9,157)	(8,658)	(17,851)	(17,403)
Other income (loss), net	(441)	(436)	(296)	(279)
INCOME (LOSS) BEFORE INCOME TAXES FROM CONTINUING OPERATIONS	(3,639)	775	(16,985)	(83)
INCOME TAX PROVISION (BENEFIT)	1,464	1,339	2,873	2,936
INCOME (LOSS) FROM CONTINUING OPERATIONS	(5,103)	(564)	(19,858)	(3,019)
DISCONTINUED OPERATIONS, NET OF TAX	(259)	(277)	(1,451)	(771)
NET INCOME (LOSS)	$(5,362)	$(841)	$(21,309)	$(3,790)
Weighted average common shares outstanding—basic	47,563	47,376	47,508	47,347
Basic income (loss) per share – continuing operations	$(0.11)	$(0.01)	$(0.42)	$(0.06)
Basic income (loss) per share – discontinued operations	(0.00)	(0.01)	(0.03)	(0.02)
Basic income (loss) per share	$(0.11)	$(0.02)	$(0.45)	$(0.08)
Weighted average common shares outstanding—diluted	47,563	47,376	47,508	47,259
Diluted income (loss) per share – continuing operations	$(0.11)	$(0.01)	$(0.42)	$(0.06)
Diluted income (loss) per share – discontinued operations	(0.00)	(0.01)	(0.03)	(0.02)
Diluted income (loss) per share	$(0.11)	$(0.02)	$(0.45)	$(0.08)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Defined benefit plans	417	179	748	(39)
COMPREHENSIVE INCOME (LOSS)	$(4,945)	$(662)	$(20,561)	$(3,829)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The accompanying unaudited condensed consolidated financial statements are prepared in conformity with U.S. GAAP and such principles are applied on a basis consistent with the information reflected in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC.  In the opinion of management, the interim financial information includes all adjustments and accruals, consisting primarily of normal recurring adjustments, which are necessary for a fair presentation of results for the respective interim periods.  The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2013 or any interim period.  Except for the historical information contained herein, this quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties.  Our actual results may differ materially from those indicated by such forward-looking statements.

Overview

We are one of the largest and most diversified manufacturers and suppliers of commercial vehicle components in North America. Our products include commercial vehicle wheels, wheel-end components and assemblies, truck body and chassis parts, and ductile and gray iron castings. We market our products under some of the most recognized brand names in the industry, including Accuride, Gunite, Imperial (through July 31, 2013), and Brillion. We believe that we have number one or number two market positions in steel wheels, forged aluminum wheels, brake drums, disc wheel hubs, and metal bumpers (through July 31, 2013) for commercial vehicles. We serve the leading OEMs and their related aftermarket channels in most major segments of the commercial vehicle market, including heavy- and medium-duty trucks, commercial trailers, light trucks, buses, as well as specialty and military vehicles.

Our primary product lines are standard equipment used by a majority of North American heavy- and medium-duty truck and trailer OEMs, which creates a significant barrier to entry. We believe that substantially all heavy-duty truck models manufactured in North America contain one or more Accuride components.

Our diversified customer base includes substantially all of the leading commercial vehicle OEMs, such as Daimler Truck North America, LLC, with its Freightliner and Western Star brand trucks, PACCAR, with its Peterbilt and Kenworth brand trucks, Navistar, with its International brand trucks, and Volvo Group North America, with its Volvo and Mack brand trucks. Our primary commercial trailer customers include leading commercial trailer OEMs, such as Great Dane Limited Partnership, Utility Trailer Manufacturing Company, and Wabash National, Inc. Our major light truck customer is General Motors Corporation. Our product portfolio is supported by strong sales, marketing and design engineering capabilities and  through July 31, 2013, was manufactured in 13 strategically located, technologically-advanced facilities across the United States, Mexico and Canada.  Subsequent to the sale of our Imperial business, we manufacture our products in eight facilities.

The heavy- and medium-duty truck and commercial trailer markets, the related aftermarket, and the global industrial and agricultural markets are the primary drivers of our sales. These markets are, in turn, directly influenced by conditions in the North American truck industry and generally by conditions in other industries which indirectly impact the truck industry, such as the home-building industry, and by overall economic growth and consumer spending.  Current industry forecasts predict an increase in commercial vehicle production in the second half of 2013.  Based upon the overall commercial vehicle industry production forecasts, we expect results from operations to improve in the second half of 2013 compared to 2012.  We cannot, however, accurately predict the commercial vehicle cycle and other markets we serve, and any deterioration of the economic recovery may lead to further reduced spending and deterioration in the North American truck and vehicle supply industries for the foreseeable future. Additionally, as previously disclosed, our Gunite business lost primary position with two of our OEMs in the fourth quarter of 2012, which impacted our operating results in the second quarter and is expected to continue to impact operating results for the remainder of 2013. Further, broader economic weaknesses in industrial manufacturing impacted our Brillion business through reduced customer orders during the first six months of 2013 and are expected to continue through the second half of 2013.  In response to these conditions, we are working to control costs while positioning the business for the expected North American class 8 market recovery in the second half of the year.  In addition, on July 11, 2013, we entered into a new senior secured asset-based lending facility (the “New ABL Facility”) and used borrowing under that facility and cash on hand to repay all amounts outstanding under the Prior ABL Facility, and to pay related fees and expenses.  For additional information on our New ABL Facility, see “Capital Resources and Liquidity-Bank Borrowing.

On August 1, 2013, the Company announced that it completed the sale of substantially all of the assets of its Imperial Group business to Imperial Group Manufacturing, Inc., a new company formed and capitalized by Wynnchurch Capital for total cash consideration of $30.0 million at closing, plus a contingent earn-out totaling up to $2.25 million.

Results of Operations

The following tables set forth certain income statement information for Accuride for the three months ended June 30, 2013 and June 30, 2012

	Three Months Ended June 30,
(In thousands)	2013	2012
Net sales	$211,318	$268,783
Cost of goods sold	192,871	243,958
Gross profit	18,447	24,825
Operating expenses	12,747	15,233
Income from operations	5,700	9,592
Interest expense, net	(9,157)	(8,658)
Other income (loss), net	(441)	(436)
Income tax provision (benefit)	1,464	1,339
Net loss	$(5,362)	$(841)

Net Sales

	Three Months Ended June 30,
(In thousands)	2013	2012
Wheels	$99,468	$112,881
Gunite	51,207	67,280
Brillion	29,266	49,326
Imperial	31,377	39,296
Total	$211,318	$268,783

Our net sales for the three months ended June 30, 2013, were $211.3 million, which was a decrease of 21.4 percent, compared to net sales of $268.8 million for the three months ended June 30, 2012.  Of the total decrease, approximately $53.7 million was a result of a decline in volume demand due to decreased production levels of the commercial vehicle market and its aftermarket segments in North America, as well as reduced sales from our Gunite segment due to the loss of OEM business, and decreased demand from the industrial market served by our Brillion segment.  The decreased vehicle production is a result of continued soft market conditions for commercial vehicles.  The remaining $3.8 million decrease of net sales recognized was related to pricing, which primarily represented a pass-through of changing raw material and commodity costs.

Net sales for our Wheels segment decreased 11.9 percent during the three months ended June 30, 2013 compared to the same period in 2012 primarily due to decreased volume from its OEM customers.  Net sales for our Gunite segment dropped 23.9 percent due to loss of standard position at two of its major OEM customers along with a lower demand in the aftermarket.  Our Gunite products have a higher concentration of aftermarket demand, primarily due to the brake drum products that Gunite produces, which are replaced more often than our other products.  Our Brillion segment’s net sales decreased by 40.7 percent due to lower demand in the industrial and agricultural markets and decreased pricing.  Net sales for our Imperial segment decreased by 20.2 percent due to decreased volume in Class 8 OEM production.

North American commercial vehicle industry production builds as reported by ACT Publications were as follows:

	For the three months ended June 30,
	2013	2012
Class 8	65,303	75,737
Classes 5-7	50,321	46,857
Trailer	63,565	62,200

While we serve the commercial vehicle aftermarket segment, there is no industry data that would enable a comparison of our aftermarket sales to industry demand from period to period.

Cost of Goods Sold

The table below represents the significant components of our cost of goods sold.

	Three Months Ended June 30,
(In thousands)	2013	2012
Raw materials	$99,414	$132,490
Depreciation	8,690	10,075
Labor and other overhead	84,767	101,393
Total	$192,871	$243,958

Raw materials costs decreased by $33.1 million, or 25.0 percent, during the three months ended June 30, 2013 due to decreases in sales volume of approximately 21.6 percent and price of approximately 3.4 percent.  The price decreases were primarily related to steel and aluminum, which represent the majority of our material costs.

Depreciation decreased by $1.4 million, or 13.8 percent during the three months ended June 30, 2013 primarily due to the reduction in depreciable assets that was a result of an  impairment of fixed assets in the fourth quarter of 2012 related to our Gunite business segment.

Labor and overhead costs decreased by $16.6 million, or 16.4 percent, which is lower than the overall net sales volume decrease of approximately 5.0 percent due to fixed costs.

Operating Expenses

	Three Months Ended June 30,
(In thousands)	2013	2012
Selling, general, and administration	$9,222	$10,619
Research and development	1,263	1,907
Depreciation and amortization	2,262	2,707
Total	$12,747	$15,233

Selling, general, and administrative costs decreased by $1.4 million in 2013 compared to the same period in 2012 primarily due to reductions in spending and staffing.  Depreciation and amortization expenses were reduced due to the decreased intangible assets at Gunite resulting from the impairment recognized during the fourth quarter of 2012.

Operating Income (Loss)

	Three Months Ended June 30,
(In thousands)	2013	2012
Wheels	$11,751	$16,106
Gunite	3,323	(1,875)
Brillion	1,855	7,598
Imperial	(284)	(302)
Corporate/Other	(10,945)	(11,935)
Total	$5,700	$9,592

Operating income for the Wheels segment was 11.8 percent of its net sales for the three months ended June 30, 2013 compared to 14.3 percent for the three months ended June 30, 2012.  Despite lower overall year-over-year sales demand, we continue to see stronger demand for aluminum wheels being driven by the commercial vehicle fleets’ desire to reduce fuel and maintenance costs, along with total vehicle weight.

The operating income (loss) for the Gunite segment was 6.5 percent of its net sales for the three months ended June 30, 2013 and (2.8) percent for the three months ended June 30, 2012.  During the three months ended June 30, 2013, Gunite experienced increased efficiencies from the operational restructuring that began during 2012.

Operating income for the Brillion segment was 6.3 percent of its net sales for the three months ended June 30, 2013 compared to 15.4 percent for same period in 2012.  Sales volume for our Brillion segment decreased significantly during 2013 as the global industrial and agricultural market softened.  Although costs were controlled, the fixed cost impact on the much lower sales brought the profitability down for the quarter.

The operating loss for the Imperial segment was 0.9 percent of its net sales for the three months ended June 30, 2013 and 0.8 percent for the three months ended June 30, 2012.  Significant reduction in sales demand continued to reduce earnings at the Imperial segment level.

The operating losses for the Corporate segment were 5.2 percent of consolidated net sales for the three months ended June 30, 2013 as compared to 4.4 percent for the comparative period in 2012.  Overall, our Corporate costs have been reduced through less spending and reduced staffing costs.

Comparison of Financial Results for the Six Months Ended June 30, 2013 and 2012

	Six Months Ended June 30,
(In thousands)	2013	2012
Net sales	$403,778	$538,301
Cost of goods sold	380,245	491,376
Gross profit	23,533	46,925
Operating expenses	23,822	30,097
Income from operations	(289)	16,828
Interest expense, net	(17,851)	(17,403)
Other income (loss), net	(296)	(279)
Income tax provision	2,873	2,936
Net loss	$(21,309)	$(3,790)

Net Sales

	Six Months Ended June 30,
(In thousands)	2013	2012
Wheels	$192,630	$229,825
Gunite	90,603	135,843
Brillion	59,695	93,136
Imperial	60,850	79,497
Total	$403,778	$538,301

Our net sales for the six months ended June 30, 2013, were $403.8 million, which was a decrease of 25.0 percent, compared to net sales of $538.3 million for the six months ended June 30, 2012.  Of the total decrease, approximately $128.2 million was a result of lower volume demand due to decreased production levels of the commercial vehicle market and its aftermarket segments in North America, as well as reduced sales by our Gunite business unit due to the loss of OEM business.  The remaining $6.2 million decrease of net sales recognized was related to lower pricing, which primarily represented a pass-through of changing raw material and commodity costs.

Net sales for our Wheels segment decreased nearly 16.2 percent during the six months ended June 30, 2013 compared to the same period in 2012 primarily due to decreased volume from its OEM customers.  Net sales for our Gunite segment dropped 33.3 percent due to the loss of standard position at two of its major OEM customers along with lower demand in the aftermarket.   Our Gunite products have a higher concentration of aftermarket demand, primarily due to the brake drum products, which are replaced more often than our other products.  Our Brillion segment’s net sales decreased by 35.9 percent due to lower demand in the global industrial and agricultural markets.  Net sales for our Imperial segment decreased by 23.5 percent due to decreased volume in Class 8 OEM production.

North American commercial vehicle industry production builds as reported by ACT Publications were as follows:

	For the six months ended June 30,
	2013	2012
Class 8	121,559	151,694
Classes 5-7	94,058	93,366
Trailer	122,331	120,136

While we serve the commercial vehicle aftermarket segment, there is no industry data that would enable a comparison of our aftermarket sales to industry demand from period to period.

Cost of Goods Sold

The table below represents the significant components of our cost of goods sold.

	Six Months Ended June 30,
(In thousands)	2013	2012
Raw materials	$195,117	$263,472
Depreciation	17,845	19,897
Labor and other overhead	167,283	208,007
Total	$380,245	$491,376

Raw materials costs decreased by $68.4 million, or 25.9 percent, during the six months ended June 30, 2013 due to decreases in sales volume of approximately 26.2 percent and offset by price reductions of approximately 0.3 percent.  The price reductions were primarily related to steel and aluminum, which represent the majority of our material costs.

Depreciation decreased by $2.1 million, or 10.3 percent during the six months ended June 30, 2013 primarily due to the reduction in depreciable assets that was a result of an impairment of fixed assets in the fourth quarter of 2012 related to our Gunite segment.

Labor and overhead costs decreased by $40.7 million, or 19.6 percent due to decreased volume, which is lower than the overall net sales volume decrease of approximately 25.0 percent due to  operational efficiencies.

Operating Expenses

	Six Months Ended June 30,
(In thousands)	2013	2012
Selling, general, and administration	$16,762	$21,240
Research and development	2,522	3,442
Depreciation and amortization	4,538	5,415
Total	$23,822	$30,097

Selling, general, and administrative costs decreased by $4.5 million and research and development costs decreased by $0.9 million due to reductions in staffing and general spending.

Depreciation and amortization expenses were impacted comparatively due to the impairment at our Gunite segment during the fourth quarter of 2012.

Operating Income (Loss)

	Six Months Ended June 30,
(In thousands)	2013	2012
Wheels	$17,494	$34,548
Gunite	1,546	(4,043)
Brillion	2,430	10,771
Imperial	(1,501)	(821)
Corporate/Other	(20,258)	(23,627)
Total	$(289)	$16,828

Operating income for the Wheels segment was 9.1 percent of its net sales for the six months ended June 30, 2013 compared to 15.0 percent for the six months ended June 30, 2012 due to lower earnings contributions from lower sales demand.  Despite lower year-over-year build rates, we continue to experience strong aluminum wheel demand, driven by fleet requirements to reduce operating costs and vehicle weight.

The operating income (loss) for the Gunite segment was 1.7 percent of its net sales for the six months ended June 30, 2013 and (3.0) percent for the six months ended June 30, 2012.  During the six months ended June 30, 2013, Gunite experienced increased efficiencies from operational restructuring in 2012.

Operating income for the Brillion segment was 4.1 percent of its net sales for the six months ended June 30, 2013 compared to 11.6 percent for same period in 2012.  Sales volume for our Brillion segment decreased during 2013 as the global industrial and agricultural markets softened.

The operating loss for the Imperial segment was 2.5 percent of its net sales for the six months ended June 30, 2013 and 1.0 percent for the six months ended June 30, 2012.  Significant reduction in sales demand continued to reduce earnings at the Imperial segment level.

The operating losses for the Corporate segment were 5.0 percent of consolidated net sales for the six months ended June 30, 2013 as compared to 4.4 percent for the comparative period in 2012.  Despite the percentage increase, these results reflect a cost reduction of $3.4 million related to reduced spending and staffing costs.

Changes in Financial Condition

As of June 30, 2013, we had total assets of $689.8 million, compared to total assets of $677.8 million at December 31, 2012.  The $12.0 million, or 2.0%, increase in total assets primarily resulted from changes in working capital, offset by cash inflows from aluminum wheel manufacturing equipment sale/leaseback transactions.  We define working capital as current assets (excluding cash) less current liabilities.

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

The following table summarizes the major components of our working capital as of the periods listed below:

	June 30,	December 31,
(In thousands)	2013	2012
Accounts receivable	$91,984	$64,596
Inventories	58,525	61,192
Deferred income taxes (current)	4,592	4,591
Other current assets	11,626	5,584
Accounts payable	(72,174)	(59,181)
Accrued payroll and compensation	(9,960)	(10,726)
Accrued interest payable	(12,634)	(12,543)
Accrued workers compensation	(4,344)	(5,868)
Other current liabilities	(17, 516)	(18,443)
Working Capital	$50,099	$29,202

Significant changes in working capital included:
•	an increase in receivables of $27.4 million due to the comparative increase in revenue in the months leading up to the respective period-end dates;
•	an decrease in inventory of 2.6 million due to operational improvements; and
•	an increase in accounts payable of $13.0 million primarily due to improved payment terms and timing of purchases leading to the end of the respective periods.

Capital Resources and Liquidity

Our primary sources of liquidity during the six months ended June 30, 2013 were cash reserves, proceeds from our Prior ABL Facility, and proceeds from sale leaseback transactions.  As of June 30, 2013, we had $32.9 million of cash plus $41.2 million in availability under our New ABL Facility for a total liquidity of $74.1 million.  Total liquidity as of December 31. 2012 was $64.0 million.

We believe that cash from operations, existing cash reserves, and our New ABL facility will provide adequate funds for our working capital needs, planned capital expenditures and cash interest payments through 2013 and the foreseeable future.

However, our ability to fund working capital needs, planned capital expenditures, scheduled semi-annual interest payments, and to comply with any financial covenants under our New ABL Facility depends on our future operating performance and cash flow, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

Operating Activities

Net cash provided (used) by operating activities during the six months ended June 30, 2013 amounted to $(12.4) million compared to a use of cash of $3.4 million for the period ended June 30, 2012.  The use of cash in 2013 was a result of increased working capital requirements, primarily receivables, which are expected in an environment of increasing product demand.  During a period of increasing sales demand, our working capital needs also generally rise.  Also, an increase in prepaid expenses resulting from our operating leases of $4.9 million was reflected in the operating activities.

Investing Activities

Net cash used in investing activities totaled $6.5 million for the six months ended June 30, 2013 compared to a use of $24.7 million for the period ended June 30, 2012.  Our most significant cash outlays for investing activities are the purchases of property, plant and equipment.  During the six months ended June 30, 2013, we entered into two sale/leaseback agreements for manufacturing equipment, and as a result, had cash inflows of $15.3 million from the gross proceeds of the sale of the equipment.  The leases are classified as operating leases.  During the six months ended June 30, 2013, we entered into two sale-leaseback agreements and, as a result, had cash inflows of $7.9 million for reimbursement of payments previously made to the manufacturer.  Also, during the six months ended June 30, 2012, we had cash inflows of $1.0 million related to the expiration of an escrow account established for the sale of the assets and liabilities of our Bostrom Seating subsidiary.   Capital expenditures for 2013 are currently expected to be approximately $35 million to $40 million, which we expect to fund through existing cash reserves or from our New ABL facility.

Financing Activities

Cash provided by financing activities for the six months ended June 30, 2013 was $25.0 million compared to $0 for the six months ended June 30, 2012.  The cash provided was a result of a draw on our Prior ABL facility.

Bank Borrowing

The Prior ABL Facility and the New ABL Facility

On July 29, 2010, we entered into our Prior ABL Facility, which was a senior secured asset based revolving credit facility, in an aggregate principal amount of up to $75.0million, with the right to increase the availability under the facility by up to $25.0 million in the aggregate.  On February 7, 2012, we exercised our option to increase the loan commitments under the Prior ABL Facility by $25.0 million (for a total aggregate availability of $100.0 million) by entering into an asset-backed loan (ABL) incremental agreement.  The Prior ABL Facility would have matured on July 29, 2014 and provided for loans and letters of credit in an aggregate amount up to the amount of the facility, subject to meeting certain borrowing base conditions, with sub-limits of up to $10.0 million for swingline loans and $25.0 million to be available for the issuance of letters of credit.   Loans under the Prior ABL Facility bore interest at an annual rate equal to, at our option, either LIBOR plus 3.50% or Base Rate plus 2.75%, subject to changes based on our leverage ratio as defined in the Prior ABL Facility.  On July 11, 2013, the Company entered a new credit facility,We were also required to pay a commitment fee equal to 0.50% per annum to the lenders under the Prior ABL Facility if utilization under the facility exceeded 50.0% of the total commitments under the facility and a commitment fee equal to 0.75% per annum if utilization under the facility was less than or equal to 50.0% of the total commitments under the facility. Customary letter of credit fees were also payable as necessary.

The obligations under the Prior ABL Facility are secured by (i) first-priority liens on substantially all of the Company’s accounts receivable and inventories, subject to certain exceptions and permitted liens (the “ABL Priority Collateral”) and (ii) second-priority liens on substantially all of the Company’s owned real property and tangible and intangible assets other than the ABL Priority Collateral, including all of the outstanding capital stock of our domestic subsidiaries, subject to certain exceptions and permitted liens (the “Notes Priority Collateral”).

On July 11, 2013, we entered into the New ABL Facility and used $45.3 million of borrowings under the New ABL Facility and cash on hand to repay all amounts outstanding under the Prior ABL Facility and to pay related fees and expenses.

The New ABL Facility is a senior secured asset based credit facility in an aggregate principal amount of up to $100.0 million, consisting of a $90.0 million revolving credit facility and a $10.0 million first-in last-out term facility, with the right, subject to certain conditions, to increase the availability under the facility by up to $50.0 million in the aggregate. The New ABL Facility currently matures on July 11, 2018, which may be extended pursuant under certain circumstances pursuant to the terms of the New ABL Facility.  See Note 10 to the Condensed Consolidated Financial Statements above.

The New ABL Facility provides for loans and letters of credit in an amount up to the aggregate availability under the facility, subject to meeting certain borrowing base conditions, with sub-limits of up to $10.0 million for swingline loans and $20.0 million for letters of credit.  Borrowings under the New ABL Facility bear interest through maturity at a variable rate based upon, at our option, either LIBOR or the base rate (which is the greatest of one-half of 1.00% in excess of the federal funds rate, 1.00% in excess of the one-month LIBOR rate and the Agent’s prime rate), plus, in each case, an applicable margin.  The applicable margin for loans under the first-in last-out term facility that are (i) LIBOR loans ranges, based on the our average excess availability, from 2.75% to 3.25% per annum and (ii) base rate loans ranges, based on our average excess availability, from 1.00% to 1.50%.  The applicable margin for other advances under the New ABL Facility that are (i) LIBOR loans ranges, based on our average excess availability, from 1.75% to 2.25% and (ii) base rate loans ranges, based on our average excess availability, from 0.00% to 0.50%.

We must also pay an unused line fee equal to 0.25% per annum to the lenders under the New ABL Facility if utilization under the facility is greater than or equal to 50.0% of the total available commitments under the facility and a commitment fee equal to 0.375% per annum if utilization under the facility is less than 50.0% of the total available commitments under the facility. Customary letter of credit fees are also payable, as necessary.

The obligations under the New ABL Facility are secured by (i) first-priority liens on the ABL Priority Collateral substantially and (ii) second-priority liens on the Notes Priority Collateral.

Senior Secured Notes

On July 29, 2010, we issued $310.0 million aggregate principal amount of senior secured notes.  Under the terms of the indenture governing the senior secured notes, the senior secured notes bear interest at a rate of 9.5% per year, paid semi-annually in February and August, and mature on August 1, 2018.  Prior to maturity we may redeem the senior secured notes on the terms set forth in the indenture governing the senior secured notes. The senior secured notes are guaranteed by the Guarantors, and the senior secured notes and the related guarantees are secured by first priority liens on the Notes Priority Collateral and second priority liens on the ABL Priority Collateral.  On February 15, 2011, we completed an exchange offer pursuant to which all our outstanding senior secured notes were exchanged for registered securities with identical terms (other than terms related to registration rights) to the senior secured notes issued July 29, 2010.

Restrictive Debt Covenants.  Our credit documents (the New ABL Facility and the indenture governing the senior secured notes) contain operating covenants that limit the discretion of management with respect to certain business matters.  These covenants place significant restrictions on, among other things, the ability to incur additional debt, to pay dividends, to create liens, to make certain payments and investments and to sell or otherwise dispose of assets and merge or consolidate with other entities.  In addition, the New ABL Facility contains a fixed charge coverage ratio covenant which will be applicable if the availability under the ABL Facility is less than 10.0% of the amount of the New ABL Facility.  If applicable, that covenant requires us to maintain a minimum ratio of adjusted EBITDA less capital expenditures made during such period (other than capital expenditures financed with the net cash proceeds of asset sales, recovery events, incurrence of indebtedness and the sale or issuance of equity interests) to fixed charges of 1.00 to 1.00.  We expect to be in compliance with all restrictive debt covenants through the next twelve months.

However, we continue to operate in a challenging economic environment and our ability to maintain liquidity and comply with our debt covenants may be affected by economic or other conditions that are beyond our control and which are difficult to predict.

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

For further information, refer to the business description and additional risk factors sections included in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC.

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

Foreign Currency Risk

Certain forecasted transactions, assets, and liabilities are exposed to foreign currency risk. We monitor our foreign currency exposures to maximize the overall effectiveness of our foreign currency derivatives. The principal currencies of exposure are the Canadian Dollar and Mexican Peso. From time to time, we use foreign currency financial instruments to offset the impact of the variability in exchange rates on our operations, cash flows, assets and liabilities.  At June 30, 2013, there were $6.2 million in open foreign exchange forward contracts

Foreign currency derivative contracts provide only limited protection against currency risks. Factors that could impact the effectiveness of our currency risk management programs include accuracy of sales estimates, volatility of currency markets and the cost and availability of derivative instruments.

The counterparty to the foreign exchange contracts is a financial institution with an investment grade credit rating. The use of forward contracts protects our cash flows against unfavorable movements in exchange rates, to the extent of the amount under contract.

Raw Material/Commodity Price Risk

We rely upon the supply of certain raw materials and commodities in our production processes, and we have entered into firm purchase commitments for certain metals and natural gas. Additionally, from time to time, we use commodity price swaps and futures contracts to manage the variability in certain commodity prices on our operations and cash flows. At June 30, 2013 we had no open commodity price swaps or futures contracts.

Interest Rate Risk

We use long-term debt as a primary source of capital. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for our long-term fixed-rate debt and other types of long-term debt at June 30, 2013:

(Dollars in thousands)	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
Long-term Debt:
Fixed Rate	—	—	—	—	—	$310,000	$310,000	$313,100
Average Rate	—	—	—	—	—	9.50%	9.50%
Variable Rate	—	—	—	—	—	$45,000	$45,000	$45,000
Average Rate	—	—	—	—	—	4.1%	4.1%

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
Indenture, dated as of July 29, 2010, by and among Accuride Corporation, the guarantors named therein, Wilmington Trust FSB, as trustee and Deutsche Bank Trust Company Americas, with respect to 9.5% First Priority Senior Secured Notes due 2018. Previously filed as an exhibit to the Form 8-K filed on August 7, 2010 (Acc. No. 0001104659-10-012168) and incorporated herein by reference.

4.3	—	Form of 9.5% First Priority Senior Secured Notes due 2018. Previously filed as an exhibit to Form 8-K filed on August 7, 2010 and incorporated herein by reference.
4.4	—
Intercreditor Agreement, dated as of July 29, 2010, among Deutsche Bank Trust Company Americas, as initial ABL Agent, and Deutsche Bank Trust Company Americas, as Senior Secured Notes Collateral Agent. Previously filed as an exhibit to the Form 8-K filed on August 7, 2010 (Acc. No. 0001104659-10-012168) and incorporated herein by reference.

4.5	—
Rights Agreement, dated November 9, 2011, between Accuride Corporation and American Stock Transfer & Trust Company, LLC.  Previously filed as an exhibit to the Form 8-K filed on November 9, 2011 and incorporated by reference herein.

4.6
— Joinder and Amendment to Intercreditor Agreement, dated July 11, 2013, by and among Wells Fargo, National Association, a national banking association, as the New ABL Agent and Deutsche Bank Trust Company Americas, as Senior Secured Notes Collateral Agent. Previously filed as an exhibit to the Form 8-K filed on July 12, 2013 and incorporated herein by reference.

10.1	—
Credit Agreement, dated July 11, 2013, by and among Wells Fargo, National Association, as Administrative Agent, Lead Arranger and Book Runner, BMO Harris Bank N.A., as Syndication Agent, the lenders party thereto, and the Accuride Corporation and its subsidiaries parties thereto, as Borrowers. Previously filed as an exhibit to the Form 8-K filed on July 12, 2013 and incorporated herein by reference..

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
[Missing Graphic Reference]

†	Filed herewith
††	Furnished herewith
*	Management contract or compensatory agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCURIDE CORPORATION

/s/ RICHARD F. DAUCH	Dated: August 9, 2013
Richard F. Dauch
President and Chief Executive Officer
(Principal Executive Officer)

/s/ GREGORY A. RISCH	Dated: August 9, 2013
Gregory A. Risch
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

34