Form 10-Q
period 2013-09-30
ACCURIDE CORP
filed 2013-11-08
CIK 817979

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013.

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒ No ☐

As of November 7, 2013, 47,515,155 shares of Accuride Corporation common stock, par value $.01 per share, were outstanding.

ACCURIDE CORPORATION

Part I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

ACCURIDE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
(In thousands, except for share and per share data)	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$27,993	$26,751
Customer receivables, net of allowance for doubtful accounts of $287 and $549 in 2013 and 2012, respectively	60,432	56,888
Other receivables	11,129	7,708
Inventories	48,823	61,192
Deferred income taxes	4,592	4,591
Prepaid expenses and other current assets	11,323	5,584
Assets held for sale	1,293	—
Total current assets	165,585	162,714
PROPERTY, PLANT AND EQUIPMENT, net	221,618	267,377
OTHER ASSETS:
Goodwill	100,697	100,697
Other intangible assets, net	127,463	134,180
Deferred financing costs, net of accumulated amortization of $3,292 and $4,127 in 2013 and 2012, respectively	6,798	6,741
Deferred income tax	4,543	5,052
Other	1,317	1,055
TOTAL	$628,021	$677,816
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$51,206	$59,181
Accrued payroll and compensation	8,834	10,726
Accrued interest payable	5,218	12,543
Accrued workers compensation	3,860	5,868
Accrued and other liabilities	18,040	18,443
Total current liabilities	87,158	106,761
LONG-TERM DEBT	339,921	324,133
DEFERRED INCOME TAXES	19,299	19,021
NON-CURRENT INCOME TAXES PAYABLE	8,211	8,211
OTHER POSTRETIREMENT BENEFIT PLAN LIABILITY	83,422	82,689
PENSION BENEFIT PLAN LIABILITY	47,666	56,438
OTHER LIABILITIES	13,473	15,690
COMMITMENTS AND CONTINGENCIES (Note 7)	—	—
STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.01 par value; 10,000,000 shares authorized	—	—
Common Stock, $0.01 par value; 80,000,000 shares authorized, 47,515,155 and 47,385,314 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively, and additional paid-in-capital	440,018	438,277
Accumulated other comprehensive loss	(49,653)	(51,834)
Accumulated deficiency	(361,494)	(321,570)
Total stockholders’ equity	28,871	64,873
TOTAL	$628,021	$677,816

See notes to unaudited condensed consolidated financial statements.

ACCURIDE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands except per share data)	2013	2012	2013	2012

NET SALES	$155,264	$187,255	$498,192	$646,059
COST OF GOODS SOLD	144,994	181,259	462,938	592,316
GROSS PROFIT	10,270	5,996	35,254	53,743
OPERATING EXPENSES:
Selling, general and administrative	10,995	13,809	34,817	43,957
INCOME (LOSS) FROM OPERATIONS	(725)	(7,813)	437	9,786
OTHER INCOME (EXPENSE):
Interest expense, net	(8,711)	(8,921)	(26,562)	(26,324)
Other income, net	546	815	250	536
LOSS BEFORE INCOME TAXES FROM CONTINUING OPERATIONS	(8,890)	(15,919)	(25,875)	(16,002)
INCOME TAX PROVISION (BENEFIT)	(495)	(106)	2,378	2,830
LOSS FROM CONTINUING OPERATIONS	(8,395)	(15,813)	(28,253)	(18,832)
DISCONTINUED OPERATIONS, NET OF TAX	(10,220)	(1,866)	(11,671)	(2,637)
NET LOSS	$(18,615)	$(17,679)	$(39,924)	$(21,469)
Weighted average common shares outstanding—basic	47,588	47,408	47,535	47,368
Basic loss per share – continuing operations	$(0.18)	$(0.33)	$(0.59)	$(0.40)
Basic loss per share – discontinued operations	(0.21)	(0.04)	(0.25)	(0.05)
Basic loss per share	$(0.39)	$(0.37)	$(0.84)	$(0.45)
Weighted average common shares outstanding—diluted	47,588	47,408	47,535	47,368
Diluted loss per share – continuing operations	$(0.18)	$(0.33)	$(0.59)	$(0.40)
Diluted loss per share – discontinued operations	(0.21)	(0.04)	(0.25)	(0.05)
Diluted loss per share	$(0.39)	$(0.37)	$(0.84)	$(0.45)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Defined Benefit Plans	1,433	(317)	2,181	(356)
COMPREHENSIVE LOSS	$(17,182)	$(17,996)	$(37,743)	$(21,825)

See notes to unaudited condensed consolidated financial statements.

ACCURIDE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(In thousands)	Common Stock and Additional Paid-in- Capital	Accumulated Other Comprehensive Loss	Accumulated Deficiency	Total Stockholders’ Equity
BALANCE—July 1, 2012	$436,873	$(34,461)	$(147,353)	$255,059
Net loss	—	—	(17,679)	(17,679)
Share-based compensation expense	665	—	—	665
Other comprehensive loss	—	(317)	—	(317)
BALANCE—September 30, 2012	$437,538	$(34,778)	$(165,032)	$237,728

BALANCE—July 1, 2013	439,421	(51,086)	(342,879)	45,456
Net loss	—	—	(18,615)	(18,615)
Share-based compensation expense	597	—	—	597
Other comprehensive loss	—	1,433	—	1,433
BALANCE—September 30, 2013	$440,018	$(49,653)	$(361,494)	$28,871

(In thousands)	Common Stock and Additional Paid-in- Capital	Accumulated Other Comprehensive Loss	Accumulated Deficiency	Total Stockholders’ Equity
BALANCE—January 1, 2012	$435,368	$(34,422)	$(143,563)	$257,383
Net loss	—	—	(21,469)	(21,469)
Share-based compensation expense	2,380	—	—	2,380
Tax impact of forfeited vested shares	(210)	—	—	(210)
Other comprehensive loss	—	(356)	—	(356)
BALANCE—September 30, 2012	$437,538	$(34,778)	$(165,032)	$237,728

BALANCE—January 1, 2013	438,277	(51,834)	(321,570)	64,873
Net loss	—	—	(39,924)	(39,924)
Share-based compensation expense	1,950	—	—	1,950
Tax impact of forfeited vested shares	(209)	—	—	(209)
Other comprehensive loss	—	2,181	—	2,181
BALANCE—September 30, 2013	$440,018	$(49,653)	$(361,494)	$28,871

ACCURIDE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(In thousands)	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(39,924)	$(21,469)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property, plant and equipment	26,822	30,313
Amortization – deferred financing costs	2,064	2,069
Amortization – other intangible assets	6,717	8,152
Loss related to discontinued operations	11,985	—
Gain related to discontinued operations	(2,000)	—
Loss on disposal of assets	677	378
Provision for deferred income taxes	278	1,111
Non-cash stock-based compensation	1,950	2,380
Changes in certain assets and liabilities:
Receivables	(17,443)	8,548
Inventories	1,677	2,445
Prepaid expenses and other assets	(4,023)	(1,675)
Accounts payable	10,712	(13,013)
Accrued and other liabilities	(24,603)	(12,662)
Net cash provided by (used in) operating activities	(25,111)	6,577
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(32,258)	(44,223)
Proceeds from sale of discontinued operations	30,000	1,000
Proceeds from sale leaseback transactions	14,944	—
Net cash provided by (used in) investing activities	12,686	(43,223)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in revolving credit advance	25,000	—
Payment on revolving credit agreement	(10,000)	—
Payments related to refinancing	(1,333)	—
Net cash provided by financing activities	13,667	—
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,242	(36,646)
CASH AND CASH EQUIVALENTS—Beginning of period	26,751	56,915
CASH AND CASH EQUIVALENTS—End of period	$27,993	$20,269

Supplemental cash flow information:
Cash paid for interest	$31,497	$31,127
Cash paid for income taxes (net of refunds of $32 and $1,093 in 2013 and 2012, respectively)	2,000	451
Non-cash transactions:
Purchases of property, plant and equipment in accounts payable	$3,059	$4,463
Capital lease agreements	—	14,964

See notes to unaudited condensed consolidated financial statements.

ACCURIDE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(AMOUNTS IN THOUSANDS, UNLESS OTHERWISE NOTED, EXCEPT SHARE AND PER SHARE DATA)

Note 1 - Summary of Presentation and Summary of Significant Accounting Policies

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

The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013.  The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto disclosed in Accuride’s Annual Report on Form 10-K for the year ended December 31, 2012.

On August 1, 2013, the company announced the sale of substantially all of the assets, liabilities and business of its Imperial Group business to Wynnchurch Capital, Ltd. in partnership with Imperial Manufacturing, Inc. for $30.0 million, plus a contingent earn-out opportunity of up to $2.25 million.  The sale was effective as of 11:59 p.m. on July 31, 2013.  The sale resulted in the recognition of a 12.0 million loss, including a $2.5 million impairment charge, on our consolidated statement of operations for the nine months ended September 30, 2013, which has been reclassified as Discontinued Operations.  The sale included a working capital adjustment, plus a contingent payment of up to $2.25 million depending on Imperial’s financial performance during calendar years 2013-2015.  See Note 2 “Discontinued Operations” for further discussion.

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

Earnings Per Common Share – Basic and diluted earnings per common share were computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands except per share data)	2013	2012	2013	2012

Numerator:
Net loss from continuing operations	$(8,395)	$(15,919)	$(28,253)	$(18,832)
Net loss from discontinued operations	$(10,220)	$(1,866)	$(11,671)	$(2,637)
Net loss	$(18,615)	$(17,679)	$(39,924)	$(21,469)
Denominator:
Weighted average shares outstanding – Basic	47,588	47,408	47,535	47,368
Weighted average shares outstanding - Diluted	47,588	47,408	47,535	47,368

Basic loss per common share:
From continuing operations	$(0.18)	$(0.33)	$(0.59)	$(0.40)
From discontinued operations	(0.21)	(0.04)	(0.25)	(0.05)
Basic loss per common share	$(0.39)	$(0.37)	$(0.84)	$(0.45)

Diluted loss per common share
From continuing operations	$(0.18)	$(0.33)	$(0.59)	$(0.40)
From discontinued operations	(0.21)	(0.04)	(0.25)	(0.05)
Basic loss per common share	$(0.39)	$(0.37)	$(0.84)	$(0.45)

As of September 30, 2013, there were options exercisable for 167,334 shares that were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.  As of September 30, 2012, there were options exercisable for 195,475 shares that were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.

Stock-Based Compensation – Compensation expense for share-based compensation programs recognized as a component of operating expenses was $1,950 and $2,380 for the nine months ended September 30, 2013 and September 30, 2012, respectively.  Compensation expense for share based compensation programs recognized as a component of operating expenses was $597 and $665 for the three months ended September 30, 2013 and September 30, 2012, respectively.

As of September 30, 2013, there was approximately $2.6 million of unrecognized pre-tax compensation expense related to share-based awards not yet vested that will be recognized over a weighted-average period of 1.2 years.

Income Tax – Under ASC 270, Interim Financial Reporting, we compute on a quarterly basis an estimated annual effective tax rate considering ordinary income and related income tax expense. Ordinary income refers to income (loss) before income tax expense excluding significant, unusual, or infrequently occurring items. The tax effect of an unusual or infrequently occurring item is recorded in the interim period in which it occurs. Other items included in income tax expense in the periods in which they occur include the cumulative effect of changes in tax laws or rates, foreign exchange gains and losses, adjustments to uncertain tax positions, and adjustments to our valuation allowance due to changes in judgment in the realizability of deferred tax assets in future years.

Our effective tax rate is 5.6% and 0.1% for the three months ended September 30, 2013 and September 30, 2012, respectively.  Our effective tax rate is (9.2)% and (17.7)% for the nine months ended September 30, 2013 and September 30, 2012, respectively

We have assessed the need to maintain a valuation allowance for deferred tax assets based on an assessment of whether it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Appropriate consideration is given to all available evidence, both positive and negative, in assessing the need for a valuation allowance. Due to our recent history of U.S. operating and taxable losses, the inconsistency of these profits, and the uncertainty of our financial outlook, we continue to maintain a full valuation allowance against our domestic deferred tax assets.

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

On July 18, 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11, Income Taxes (Topic 740):Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.  Topic 740, does not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  The objective of the amendments in this update is to eliminate that diversity in practice.  The update is effective for fiscal years and interim periods within those years beginning after December 15, 2013.  We are currently evaluating the impact of adopting ASU 2013-11 on the consolidated financial statements.

Recent Accounting Adoptions

In December 2011, FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The amendments in this update require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. This update will enhance disclosures required by U.S. GAAP by requiring improved information about financial instruments and derivative instruments. The requirements of this update are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Entities should provide the disclosures required retrospectively for all comparative periods presented. The Company adopted ASU 2011-11 as of January 1, 2013.  The adoption did not have a material impact on our consolidated financial statements.

In July 2012, FASB issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment.  The objective of the amendments in this update is to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories.  The amendments permit an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test.  The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company adopted ASU 2012-02 as of January 1, 2013.  The adoption did not have a material impact on our consolidated financial statements.

In January 2013, FASB issued ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (“ASU 2013-01”). ASU 2013-01 contains no amendments to disclosure requirements. The amendments clarify that the scope of ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, which introduced new disclosure requirements, applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. ASU 2013-01 is effective for fiscal years beginning on or after January 1, 2013 and interim periods within those annual periods. Adoption of this new guidance did not have a material impact on the Company’s financial statements as these updates have an impact on presentation only.

In February 2013, FASB issued ASU 2013-02, Comprehensive Income.  The objective of the amendments in this update is to improve the reporting of reclassifications out of accumulated other comprehensive income.  The amendment requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income.  For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts.  The amendments are effective prospectively for reporting periods beginning after December 15, 2012.  The Company adopted ASU 2013-02 on January 1, 2013.  The adoption did not have a material impact on our consolidated financial statements.

Note 2 – Discontinued Operations

On August 1, 2013, the Company announced that it completed the sale of substantially all of the assets of its Imperial Group business to Imperial Group Manufacturing, Inc., a new company formed and capitalized by Wynnchurch Capital for total cash consideration of $30.0 million at closing, plus a contingent earn-out opportunity of up to $2.25 million.  The sale was effective as of 11:59 p.m. on July 31, 2013.

Pursuant to the provisions of the purchase agreement, subject to certain limited exceptions, the purchaser purchased from Imperial all equipment, inventories, accounts receivable, deposits, prepaid expenses, intellectual property, contracts, real property interests, transferable permits and other intangibles related to the business and assumed Imperial’s trade and vendor accounts payable and performance obligations under those contracts included in the purchased assets.  The real property interests acquired by the purchaser include ownership of three plants located in Decatur, Texas, Dublin, Virginia and Chehalis, Washington and a leasehold interest in a plant located in Denton, Texas.  Imperial retained ownership of its real property located in Portland, Tennessee and included a $2.5 million impairment charge for this property in the loss.   The Company leased such property to the purchaser under a two-year lease, with the option to renew the lease for one additional year.  Rent under the lease is fixed at $75,000 per year.

The Company has reclassified certain operating results and the loss on sale transactions for Imperial Group L.P.  to discontinued operations.  The Company also recognized $2.0 million in earnout in connection with the sale of its Fabco operating unit in September, 2011, and an expense of $0.1 million in connection with the Brillion Farm business sold in November, 2010.  The following table presents sales and income from operations attributable to discontinued operations.

	Three Months Ended September 30,	Three Months Ended September 30,
(In thousands)	2013	2012

Net sales	$10,115	$27,956

Income from operations	(235)	(1,866)
Other Income	2,000	—
Income tax	—	—
Loss on sale	(11,985)	—
Discontinued operations	$(10,220)	$(1,866)

	Nine Months Ended September 30,	Nine Months Ended September 30,
(In thousands)	2013	2012

Net sales	$70,965	$107,453

Income from operations	(1,686)	(2,637)
Other Income	2,000	—
Income tax	—	—
Loss on sale	(11,985)	—
Discontinued operations	$(11,671)	$(2,637)

The loss related to the sale of Imperial as of July 31, 2013 was as follows:

(In thousands)
Proceeds from sale	$30,000

Accounts receivable	12,478
Inventories	10,692
Prepaid expenses and other current assets	63
Property, plant, and equipment	21,868
Accounts payable	(8,672)
Net assets sold	36,429
Impairment of real estate	2,540
Other accrued fees and expenses	3,016

Net loss from sale	$(11,985)

Note 3 - Inventories

Inventories at September 30, 2013 and December 31, 2012, on a FIFO basis, were as follows:

(In thousands)	September 30, 2013	December 31, 2012
Raw materials	$9,536	$15,731
Work in process	13,557	13,168
Finished manufactured goods	25,730	32,293
Total inventories	$48,823	$61,192

Note 4 - Goodwill and Other Intangible Assets

The following represents the carrying amount of goodwill, on a reportable segment basis, as of December 31, 2012 and September 30, 2013:

(In thousands)	Wheels	Brillion Iron Works	Total
Balance as of December 31, 2012	$96,283	$4,414	$100,697
Balance as of September 30, 2013	$96,283	$4,414	$100,697

The changes in the carrying amount of other intangible assets for the period December 31, 2011 to September 30, 2012, by reportable segment, are as follows:

(In thousands)	Wheels	Gunite	Brillion Iron Works	Corporate	Total
Balance as of December 31, 2011	$138,575	$38,968	$2,997	$809	$181,349
Additions	—	—	—	529	529
Amortization	(5,930)	(1,650)	(123)	(449)	(8,152)
Balance as of September 30, 2012	$132,645	$37,318	$2,874	$889	$173,726

The changes in the carrying amount of other intangible assets for the period December 31, 2012 to September 30, 2013, by reportable segment, are as follows:

(In thousands)	Wheels	Brillion Iron Works	Corporate	Total
Balance as of December 31, 2012	$130,668	$2,833	$679	$134,180
Amortization	(5,929)	(125)	(663)	(6,717)
Balance as of September 30, 2013	$124,739	$2,708	$16	$127,463

The summary of goodwill and other intangible assets is as follows:

(In thousands)		As of September 30, 2013			As of December 31, 2012
	Weighted Average Useful Lives	Gross Amount	Accumulated Amortization	Carrying Amount	Gross Amount	Accumulated Amortization	Carrying Amount
Goodwill	—	$100,697	$—	$100,697	$100,697	$—	$100,697
Other intangible assets:
Non-compete agreements	1.7	$1,552	$1,536	$16	$1,552	$873	$679
Trade names	—	25,200	—	25,200	25,200	—	25,200
Technology	10.0	38,849	19,762	19,087	38,849	17,547	21,302
Customer relationships	19.9	129,093	45,933	83,160	129,093	42,094	86,999
Other intangible assets:		$194,694	$67,231	$127,463	$194,694	$60,514	$134,180

We estimate that our amortization expense for our other intangible assets for 2013 through 2017 will be approximately $8.7 million for 2013 and $8.1 million annually for 2014 through 2017.

Note 5 – Assets Held for Sale

At September 30, 2013, assets totaling $1.3 million were classified as held for sale.  The assets consisted of a building and land related to the Elkhart, IN facility that was exited in 2012.

Note 6 - Pension and Other Postretirement Benefit Plans

Components of net periodic benefit cost for the three and nine months ended September 30:

	For The Three Months Ended September 30,				For The Nine Months Ended September 30,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
(In thousands)	2013	2012	2013	2012	2013	2012	2013	2012
Service cost-benefits earned during the period	$301	$468	$127	$128	$868	$1,496	$408	$356
Interest cost on projected benefit obligation	2,601	2,839	855	1,036	7,808	8,476	2,628	2,981
Expected return on plan assets	(2,959)	(2,995)	—		(8,883)	(8,940)
Amortization of net transition (asset) obligation	—	—	—	—	—	—	—	—
Amortization of prior service (credit) cost	11	11	—	—	33	33	—	—
Amortization of (gain)/loss	663	258	33	(8)	1,975	794	83	(24)
Total benefits cost charged to income	$617	$581	$1,015	$1,156	$1,801	$1,859	$3,119	$3,313

As of September 30, 2013, $8.0 million has been contributed to our sponsored pension plans.  We presently anticipate contributing an additional $2.1 million to fund our pension plans during 2013 for a total of $10.1 million.

Note 7 – Commitments and Contingencies

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

As of September 30, 2013, we had an environmental reserve of approximately $1.5 million, related primarily to our foundry operations. This reserve is based on management’s review of potential liabilities as well as cost estimates related thereto. The reserve takes into account the benefit of a contractual indemnity given to us by a prior owner of our wheel-end subsidiary. The failure of the indemnitor to fulfill its obligations could result in future costs that may be material. Any expenditures required for us to comply with applicable environmental laws and/or pay for any remediation efforts will not be reduced or otherwise affected by the existence of the environmental reserve. Our environmental reserve may not be adequate to cover our future costs related to the sites associated with the environmental reserve, and any additional costs may have a material adverse effect on our business, results of operations or financial condition. The discovery of additional environmental issues, the modification of existing laws or regulations or the promulgation of new ones, more vigorous enforcement by regulators, the imposition of joint and several liability under CERCLA or analogous state laws, or other unanticipated events could also result in a material adverse effect.

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

As of September 30, 2013, we had approximately 2,246 employees, of which 508 were salaried employees with the remainder paid hourly. Unions represent approximately 1,485 of our employees, which is approximately 66.1% of our total employees. Each of our unionized facilities has a separate contract with the union that represents the workers employed at such facility. The union contracts expire at various times over the next few years with the exception of our union contract that covers the hourly employees at our Monterrey, Mexico, facility, which expires on an annual basis in January unless otherwise renewed. The 2013 negotiations in Monterrey were successfully completed prior to the expiration of our union contract. In  2013, we have collective bargaining agreements expiring at our Brillion, Wisconsin facility.  We do not anticipate that the outcome of our 2013 negotiations will have a material adverse effect on our operating performance or cost.

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

The carrying amounts of cash and cash equivalents, trade receivables, and accounts payable approximate fair value because of the relatively short maturity of these instruments.  The fair value of our 9.5% senior secured notes based on market quotes, which we determined to be Level 1 inputs, at September 30, 2013 was approximately $323.2 million compared to the carrying amount of $304.9 million.  The fair value of our 9.5% senior secured notes based on market quotes, which we determined to be Level 1 inputs, at December 31, 2012 was approximately $310.0 million compared to the carrying amount of $304.1 million.  The Company believes the fair value of our ABL facility at September 30, 2013 and December 31, 2012 equals the carrying value of $35.0 and $20.0 million, respectively.  As of September 30, 2013 and December 31, 2012 we had no other remaining significant financial instruments.

Note 9 – Segment Reporting

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012
Net sales:
Wheels	$87,978	$98,290	$280,608	$328,115
Gunite	40,751	49,592	131,354	185,435
Brillion Iron Works	26,535	39,373	86,230	132,509
Consolidated total	$155,264	$187,255	$498,192	$646,059

Operating income (loss):
Wheels	$7,973	$9,302	$25,467	$43,850
Gunite	(150)	(8,076)	1,396	(12,119)
Brillion Iron Works	296	2,510	2,726	13,281
Corporate / Other	(8,844)	(11,549)	(29,152)	(35,226)
Consolidated total	$(725)	$(7,813)	$437	$9,786

Current and prior period operating results from Imperial were reclassified to discontinued operations during the three and nine months ended September 30, 2013.  Excluded from net sales above, are inter-segment sales from Brillion Iron Works to Gunite, as shown in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012
Inter-segment sales	$4,395	$4,139	$13,030	$21,869

	As of
(In thousands)	September 30, 2013	December 31, 2012
Total assets:
Wheels	$471,020	$486,118
Gunite	59,270	54,707
Brillion Iron Works	55,337	51,435
Imperial Group	—	49,189
Corporate / Other	42,394	36,367
Consolidated total	$628,021	$677,816

Note 10 - Debt

As of September 30, 2013, total debt was $339.9 million consisting of $304.9 million of our outstanding 9.5% senior secured notes, net of discount and a $35.0 million draw on our ABL facility. As of December 31, 2012, total debt was $324.1 million consisting of $304.1 million of our outstanding 9.5% senior secured notes, net of discount and a $20.0 million draw on our ABL facility.

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

On July 29, 2010, we entered into our Prior ABL Facility, which was a senior secured asset based revolving credit facility, in an aggregate principal amount of up to $75.0million, with the right to increase the availability under the facility by up to $25.0 million in the aggregate.  On February 7, 2012, we exercised our option to increase the loan commitments under the Prior ABL Facility by $25.0 million (for a total aggregate availability of $100.0 million) by entering into an asset-backed loan (ABL) incremental agreement.  The Prior ABL Facility would have matured on July 29, 2014 and provided for loans and letters of credit in an aggregate amount up to the amount of the facility, subject to meeting certain borrowing base conditions, with sub-limits of up to $10.0 million for swingline loans and $25.0 million to be available for the issuance of letters of credit.   Loans under the Prior ABL Facility bore interest at an annual rate equal to, at our option, either LIBOR plus 3.50% or Base Rate plus 2.75%, subject to changes based on our leverage ratio as defined in the Prior ABL Facility.  On July 11, 2013, the Company entered a new credit facility.  We were also required to pay a commitment fee equal to 0.50% per annum to the lenders under the Prior ABL Facility if utilization under the facility exceeded 50.0% of the total commitments under the facility and a commitment fee equal to 0.75% per annum if utilization under the facility was less than or equal to 50.0% of the total commitments under the facility. Customary letter of credit fees were also payable as necessary.  The obligations under the Prior ABL Facility are secured by (i) first priority liens on substantially all of the Company’s accounts receivable and inventories, subject to certain exceptions and permitted liens (the “ABL Priority Collateral”) and (ii) second priority liens on substantially all of the Company’s owned real property and tangible and intangible assets other than the ABL Priority Collateral, including all of the outstanding capital stock of our domestic subsidiaries, subject to certain exceptions and permitted liens (the “Notes Priority Collateral”).

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

Note 11 – Guarantor and Non-guarantor Financial Statements

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

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013
(In thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
ASSETS
Cash and cash equivalents	$22,527	$—	$5,466	—	$27,993
Customer and other receivables, net	60,314	21,794	11,193	$(21,740)	71,561
Inventories	20,974	24,851	3,417	(419)	48,823
Other current assets	5,586	5,283	6,339	—	17,208
Total current assets	109,401	51,928	26,415	(22,159)	165,585
Property, plant, and equipment, net	78,445	106,546	36,627	—	221,618
Goodwill	96,283	4,414	—	—	100,697
Intangible assets, net	124,755	2,708	—	—	127,463
Investments in and advances to subsidiaries and affiliates	100,213	—	—	(100,213)	—
Deferred income taxes	4,543	21,814	2,234	(24,048)	4,543
Other non-current assets	7,671	444	—	—	8,115
TOTAL	$521,311	$187,854	$65,276	$(146,420)	$628,021
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$14,227	$27,046	$9,933	—	$51,206
Accrued payroll and compensation	1,045	6,130	1,659	—	8,834
Accrued interest payable	5,218	—	—	—	5,218
Other current liabilities	48,491	36,574	(41,006)	$(22,159)	21,900
Total current liabilities	68,981	69,750	(29,414)	(22,159)	87,158
Long-term debt	339,921	—	—	—	339,921
Deferred and non-current income taxes	64,914	(12,237)	(1,119)	(24,048)	27,510
Other non-current liabilities	18,624	101,630	24,307	—	144,561
Stockholders’ equity	28,871	28,711	71,502	(100,213)	28,871
TOTAL	$521,311	$187,854	$65,276	$(146,420)	$628,021

	December 31, 2012
(In thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
ASSETS
Cash and cash equivalents	$24,113	$—	$2,747	(109)	$26,751
Customer and other receivables, net	62,719	29,285	3,219	$(30,627)	64,596
Inventories	19,563	39,443	2,766	(580)	61,192
Other current assets	(1,348)	10,737	786	—	10,175
Total current assets	105,047	79,465	9,518	(31,316)	162,714
Property, plant, and equipment, net	93,990	135,215	38,172	—	267,377
Goodwill	96,283	4,414	—	—	100,697
Intangible assets, net	131,347	2,833	—	—	134,180
Investments in and advances to subsidiaries and affiliates	95,958	—	—	(95,958)	—
Deferred income taxes	(14,909)	19,671	2,141	(6,903)
Other non-current assets	12,215	590	43	—	12,848
TOTAL	$519,931	$242,188	$49,874	$(134,177)	$677,816
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$14,838	$36,811	$7,641	(109)	$59,181
Accrued payroll and compensation	1,241	7,488	1,997	—	10,726
Accrued interest payable	12,543	—	—	—	12,543
Other current liabilities	35,756	16,479	3,283	$(31,207)	24,311
Total current liabilities	64,378	60,778	12,921	(31,316)	106,761
Long-term debt	324,133	—	—	—	324,133
Deferred and non-current income taxes	48,071	(12,042)	(1,894)	(6,903)	27,232
Other non-current liabilities	18,476	106,671	29,670	—	154,817
Stockholders’ equity	64,873	86,781	9,177	(95,958)	64,873
TOTAL	$519,931	$242,188	$49,874	$(134,177)	$677,816

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30, 2013
(In thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$103,235	$68,781	$31,928	$(48,680)	$155,264
Cost of goods sold	97,070	66,564	29,621	(48,261)	144,994
Gross profit (loss)	6,165	2,217	2,307	(419)	10,270
Operating expenses	10,528	372	95	—	10,995
Income (loss) from operations	(4,363)	1,845	2,212	(419)	(725)
Other income (expense):
Interest expense, net	(8,855)	(207)	351	—	(8,711)
Equity in earnings of subsidiaries	(7,392)	—	—	7,392	—
Other income (loss), net	(45)	147	444	—	546
Income (loss) before income taxes from continuing operations	(20,655)	1,785	3,007	6,973	(8,890)
Income tax provision (benefit)	(2,040)	925	620	—	(495)
Income (loss) from continuing operations	(18,615)	860	2,387	6,973	(8,395)
Discontinued operations, net of tax	—	—	(10,220)	—	(10,220)
Net income (loss)	$(18,615)	$860	$(7,833)	$6,973	$(18,615)

Comprehensive loss	$(17,182)	$1,263	$(7,061)	$5,798	$(17,182)

	Three Months Ended September 30, 2012
(In thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$102,599	$96,319	$36,515	$(48,178)	$187,255
Cost of goods sold	91,854	102,620	34,963	(48,178)	181,259
Gross profit	10,745	(6,301)	1,552	—	5,996
Operating expenses	12,650	1,082	77	—	13,809
Income (loss) from operations	(1,905)	(7,383)	1,475	—	(7,813)
Other income (expense):
Interest expense, net	(8,872)	(87)	38	—	(8,921)
Equity in earnings of subsidiaries	(9,169)	—	—	9,169	—
Other income (loss), net	1,983	168	(1,336)	—	815
Income (loss) before income taxes from continuing operations	(17,963)	(7,302)	177	9,169	(15,919)
Income tax provision	(284)	—	178	—	(106)
Income (loss) from continuing operations	(17,679)	(7,302)	(1)	9,169	(15,813)
Discontinued operations, net of tax	—	—	(1,866)	—	(1,866)
Net loss	$(17,679)	$(7,302)	$(1,867)	$9,169	$(17,679)

Comprehensive loss	$(17, 996)	$(7,302)	$(2,184)	$9,486	$(17,996)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Nine Months Ended September 30, 2013
(In thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$330,342	$220,503	$105,955	$(158,608)	$498,192
Cost of goods sold	311,452	211,212	98,463	(158,189)	462,938
Gross profit (loss)	18,890	9,291	7,492	(419)	35,254
Operating expenses	33,353	1,216	248	—	34,817
Income (loss) from operations	(14,463)	8,075	7,244	(419)	437
Other income (expense):
Interest expense, net	(27,000)	(736)	1,174	—	(26,562)
Equity in earnings of subsidiaries	986	—	—	(986)	—
Other income (loss), net	(131)	159	222	—	250
Income (loss) before income taxes from continuing operations	(40,608)	7,498	8,640	(1,405)	(25,875)
Income tax provision	(684)	925	2,137	—	2,378
Income (loss) from continuing operations	(39,924)	6,573	6,503	(1,405)	(28,253)
Discontinued operations, net of tax	—	—	(11,671)	—	(11,671)
Net income (loss)	$(39,924)	$6,573	$(5,168)	$(1,405)	$(39,924)

Comprehensive income (loss)	$(37,743)	$6,976	$(3,648)	$(3,328)	$(37,743)

	Nine Months Ended September 30, 2012
(In thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$344,540	$332,513	$115,474	$(146,468)	$646,059
Cost of goods sold	298,716	332,304	107,764	(146,468)	592,316
Gross profit	45,824	209	7,710	—	53,743
Operating expenses	40,241	3,483	233	—	43,957
Income from operations	5,583	(3,274)	7,477	—	9,786
Other income (expense):
Interest expense, net	(25,991)	(64)	(269)	—	(26,324)
Equity in earnings of subsidiaries	(1,678)	—	—	1,678	—
Other income (loss), net	1,767	168	(1,399)	—	536
Income (loss) before income taxes from continuing operations	(20,319)	(3,170)	5,809	1,678	(16,002)
Income tax provision	1,150	—	1,680	—	2,830
Income (loss) from continuing operations	(21,469)	(3,170)	4,129	1,678	(18,832)
Discontinued operations, net of tax	—	—	(2,637)	—	(2,637)
Net income (loss)	$(21,469)	$(3,170)	$1,492	$1,678	$(21,469)

Comprehensive income (loss)	$(21,825)	$(3,170)	$1,136	$2,034	$(21,825)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2013
(In thousands)	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(39,924)	$6,573	$(5,168)	$(1,405)	$(39,924)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	7,910	14,514	4,398	—	26,822
Amortization – deferred financing costs	2,064	—	—	—	2,064
Amortization – other intangible assets	6,592	125	—	—	6,717
(Gain) loss on disposal of assets	967	5	9,690	—	10,662
Deferred income taxes	(647)	925	—	—	278
Non-cash stock-based compensation	1,950	—	—	—	1,950
Equity in earnings of subsidiaries and affiliates	(986)	—	—	986	—
Change in other operating items	27,150	(30,201)	(31,048)	419	(33,680)
Net cash provided by (used in) operating activities	5,076	(8,059)	(22,128)	—	(25,111)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(11,024)	(17,382)	(3,852)	—	(32,258)
Proceeds from notes receivable	(35,721)	(92,529)	(33,901)	162,151	—
Payment on notes receivable	13,721	95,999	32,680	(142,400)	—
Other	14,944	—	30,000	—	44,944
Net cash provided by (used in) investing activities	(18,080)	(13,912)	24,927	19,751	12,686

CASH FLOWS FROM FINANCING ACTIVITIES
Payment on notes payable	(138,679)	(13,721)	—	142,400	(10,000)
Proceeds from notes payable	151,430	35,721	—	(162,151)	25,000
Other	(1,333)	—	—	—	(1,333)
Net cash provided by (used in) financing activities	11,418	22,000	—	(19,751)	13,667

Increase (decrease) in cash and cash equivalents	(1,586)	29	2,799	—	1,242
Cash and cash equivalents, beginning of period	24,113	(29)	2,667	—	26,751
Cash and cash equivalents, end of period	$22,527	$—	$5,466	$—	$27,993

	Nine Months Ended September 30, 2012
(In thousands)	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(21,469)	$(3,170)	$1,492	$1,678	$(21,469)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	7,100	17,209	6,004	—	30,313
Amortization – deferred financing costs	2,069	—	—	—	2,069
Amortization – other intangible assets	6,379	1,773	—	—	8,152
(Gain) loss on disposal of assets	(2,011)	2,282	107	—	378
Deferred income taxes	1,111	—	—	—	1,111
Non-cash stock-based compensation	2,380	—	—	—	2,380
Equity in earnings of subsidiaries and affiliates	1,678	—	—	(1,678)	—
Change in other operating items	(17,687)	(1,431)	2,761	—	(16,357)
Net cash provided by (used in) operating activities	(20,450)	16,663	10,364	—	6,577

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(20,610)	(16,300)	(7,313)	—	(44,223)
Other	—	—	1,000	—	1,000
Net used in investing activities	(20,610)	(16,300)	(6,313)	—	(43,223)

CASH FLOWS FROM FINANCING ACTIVITIES:
Other	8,910	—	(8,910)	—	—
Net cash provided by (used in) financing activities	8,910	—	(8,910)	—	—

Increase (decrease) in cash and cash equivalents	(32,150)	363	(4,859)	—	(36,646)
Cash and cash equivalents, beginning of period	51,578	(2,547)	7,884	—	56,915
Cash and cash equivalents, end of period	$19,428	$(2,184)	$3,025	$—	$20,269

Note 12 – Changes in Accumulated Other Comprehensive Income (Loss) by Component

	Three Months Ended September 30, 2013
(In thousands)	Pension Plan	Post Retirement Plan	Total
Accumulated other comprehensive income (loss) as of June 30, 2013	$(45,418)	$(5,668)	$(51,086)
Amounts reclassified from accumulated other comprehensive income (loss)	1,398	35	1,433
Accumulated other comprehensive income (loss) as of September 30, 2013	$(44,020)	$(5,633)	$(49,653)

	Nine Months Ended September 30, 2013
(In thousands)	Pension Plan	Post Retirement Plan	Total
Accumulated other comprehensive income (loss) as of December 31, 2012	$(46,166)	$(5,668)	$(51,834)
Amounts reclassified from accumulated other comprehensive income (loss)	2,146	35	2,181
Accumulated other comprehensive income (loss) as of September 30, 2013	$(44,020)	$(5,633)	$(49,653)

Reclassifications out of Accumulated Other Comprehensive Income:

	Three and Nine Months Ended September 30, 2013
(In thousands)	Pension Plan	Post Retirement Plan	Total
Amortization of Pension and Postretirement Plan items
Prior Service Costs	$33	$—	$33
Actuarial (losses)	1,976	83	2,059
Foreign currency translation related to pension and postretirement plans	607	(11)	596
Total before tax	2,616	72	2,688
Tax (expense) benefit	(470)	(37)	(507)
Total reclassified for the period	$2,146	$35	$2,181

The total amount reclassified from Accumulated Other Comprehensive Income during the three months ended September 30, 2013 of $1,433 included $881 which relates to the periods ended March 31, 2013 and June 30, 2013.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The accompanying unaudited condensed consolidated financial statements are prepared in conformity with U.S. GAAP and such principles are applied on a basis consistent with the information reflected in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC.  In the opinion of management, the interim financial information includes all adjustments and accruals, consisting primarily of normal recurring adjustments, which are necessary for a fair presentation of results for the respective interim periods.  The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2013 or any interim period.  Except for the historical information contained herein, this quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties.  Our actual results may differ materially from those indicated by such forward-looking statements.

Overview

We are one of the largest manufacturers and suppliers of commercial vehicle components in North America. Our products include commercial vehicle wheels, wheel-end components and assemblies, and ductile and gray iron castings. We market our products under some of the most recognized brand names in the industry, including Accuride, Gunite, and Brillion. We serve the leading OEMs and their related aftermarket channels in most major segments of the commercial vehicle market, including heavy- and medium-duty trucks, commercial trailers, light trucks, buses, as well as specialty and military vehicles.

Our primary product lines are standard equipment used by a majority of North American heavy- and medium-duty truck OEMs.

Our diversified customer base includes substantially all of the leading commercial vehicle OEMs, such as Daimler Truck North America, LLC, with its Freightliner and Western Star brand trucks, PACCAR, with its Peterbilt and Kenworth brand trucks, Navistar, with its International brand trucks, and Volvo Group North America, with its Volvo and Mack brand trucks. Our primary commercial trailer customers include leading commercial trailer OEMs, such as Great Dane Limited Partnership, Utility Trailer Manufacturing Company, and Wabash National, Inc. Our major light truck customer is General Motors Corporation. Our product portfolio is supported by strong sales, marketing and design engineering capabilities and  is manufactured in eight strategically located, technologically-advanced facilities across the United States, Mexico and Canada.

The heavy- and medium-duty truck and commercial trailer markets, the related aftermarket, and the global industrial, construction, and mining, markets are the primary drivers of our sales. The commercial vehicle manufacturing and replacement part markets are, in turn, directly influenced by conditions in the North American truck industry and generally by conditions in other industries which indirectly impact the truck industry, such as the home-building industry, and by overall economic growth and consumer spending.  The global industrial, construction, and mining markets are driven by more macro- and global economic conditions, such as coal, oil and gas exploration, demand for mined products that are converted into industrial raw materials such as steel, iron and copper, and global construction trends.  The North American commercial vehicle and global industrial and construction markets continue to show softness, which we expect to continue through the fourth quarter of 2013 and into 2014.  We cannot, however, accurately predict the North American commercial vehicle and global industrial and commercial markets.  Additional deterioration of the economic recovery may lead to further reduced spending and deterioration in our end markets.

Our markets and those of our customers are becoming increasingly competitive as global and North American economic recoveries remain sluggish.  In the North American commercial vehicle market, OEMs are competing to maintain or increase market share in the face of evolving emissions regulations, increasing customer emphasis on light weight and fuel efficient platforms and a tepid economic recovery that is holding new equipment purchases at replacement (rather than expansionary) levels.  Shifts in the market share held by each of our OEM customers impact our business to varying degrees depending on whether our products are designated as standard or optional equipment on the various platforms at each OEM.  Recently, a number of platforms on which our products are standard equipment have lost market share, which has impacted our business.  We are also continuing to see the impacts of low cost country sourced products in our markets, which has particularly impacted the aftermarket for steel wheels and brake drums and has further impacted our Gunite business through the loss of primary position with two of our OEMs in 2012 as previously disclosed.  Further, broader economic weaknesses in industrial manufacturing impacted our Brillion business through reduced customer orders during the first nine months of 2013.  We expect this weakness and lower demand in Brillion’s markets to continue through the remainder of 2013 and into 2014.

In response to these conditions, we are working to increase our market share and to control costs while positioning our businesses to compete at current demand levels and still maintain capacity to meet the recoveries in our markets as they occur, which history has shown can be swift and steep.  For example, we have implemented lean manufacturing practices across our facilities, which have resulted in reduced working capital levels that free up cash for other priorities.  We have also completed most of our previously disclosed capital investment projects that have selectively increased our manufacturing capacity on core products, reduced labor and manufacturing costs and improved product quality.  Additionally, we have introduced and will continue to develop and roll-out new products and technologies that we believe offer better value to customers.  Further, we have been pursuing new business opportunities at OEM customers and working to increase our market share at OEMs by developing our relationships with large fleets in order to “pull through” our products when they order new equipment.  We continue to monitor competition from products manufactured in low cost countries and will take steps to combat unfair trade practices, such as filing anti-dumping petitions with the United States government, as warranted.

In addition to improving our operations, we have taken steps to improve our liquidity to ensure access to the funds required to finance our business throughout the cycle and to focus our efforts on our core markets.  , On July 11, 2013, we entered into a new senior secured asset-based lending facility (the “New ABL Facility”) and used borrowing under that facility and cash on hand to repay all amounts outstanding under the Prior ABL Facility, and to pay related fees and expenses.  For additional information on our New ABL Facility, see “Capital Resources and Liquidity-Bank Borrowing.  Further, on August 1, 2013, the Company announced that it completed the sale of substantially all of the assets of its non-core Imperial Group business to Imperial Group Manufacturing, Inc., a new company formed and capitalized by Wynnchurch Capital for total cash consideration of $30.0 million at closing, plus a contingent earn-out totaling up to $2.25 million.  Pursuant to the provisions of the purchase agreement, subject to certain limited exceptions, the purchaser purchased from Imperial all equipment, inventories, accounts receivable, deposits, prepaid expenses, intellectual property, contracts, real property interests, transferable permits and other intangibles related to the business and assumed Imperial’s trade and vendor accounts payable and performance obligations under those contracts included in the purchased assets. The real property interests acquired by the purchaser include ownership of three plants located in Decatur, Texas, Dublin, Virginia and Chehalis, Washington and a leasehold interest in a plant located in Denton, Texas. Imperial retained ownership of a plant property located in Portland, Tennessee and included a $2.5 million impairment charge in the loss. The Company leased such property to the purchaser under a two-year lease with the option of the Purchaser to renew the lease for one additional year.  A portion of the proceeds from the sale were used to repay outstanding indebtedness under our New ABL Facility.

We believe that cash from operations, existing cash reserves, and our ABL revolving credit facility will provide adequate funds for our working capital needs, planned capital expenditures and cash interest payments through 2013 and the foreseeable future.

Results of Operations

Certain operating results from prior periods have been reclassified to discontinued operations to conform to the current year presentation.

Comparison of Financial Results for the Three Months Ended September 30, 2013 and 2012

	Three Months Ended September 30,
(In thousands)	2013	2012
Net sales	$155,264	$187,255
Cost of goods sold	144,994	181,259
Gross profit	10,270	5,996
Operating expenses	10,995	13,809
Income (loss) from operations	(725)	(7,813)
Interest expense, net	(8,711)	(8,921)
Other income (loss), net	546	815
Income tax provision (benefit)	(495)	(106)
Loss from continuing operations	(8,395)	(15,813)
Discontinued operations, net of tax	(10,220)	(1,866)
Net loss	$(18,615)	$(17,679)

Net Sales

	Three Months Ended September 30,
(In thousands)	2013	2012
Wheels	$87,978	$98,290
Gunite	40,751	49,592
Brillion	26,535	39,373
Total	$155,264	$187,255

Our consolidated net sales for the three months ended September 30, 2013, were $155.3 million, which was a decrease of $32.0 million or 17.1 percent, compared to net sales of $187.3 million for the three months ended September 30, 2012.  Of the total decrease, approximately $32.7 million was a result of lower volume demand due to decreased production levels of the commercial vehicle market and its aftermarket segments in North America, reduced sales by our Gunite business unit due to the loss of OEM business and softness in the global industrial, construction, and mining markets that Brillion serves..  The reduction in volume was partially offset by $0.7 million in increased pricing, which primarily represented a pass-through of increased raw material and commodity costs.

Net sales for our Wheels segment decreased $10.3 million, or 10.5 percent during the three months ended September 30, 2013 compared to the same period in 2012 due to decreased volume of $ 9.4 million and a reduction in pricing of $0.9 million due to lower raw material costs and its impact on our pass-through mechanisms. Net sales for our Gunite segment dropped 17.8 percent as compared to the third quarter of 2012, primarily due to previously disclosed loss of standard position at two of its major OEM customers.  Our Gunite products have a higher concentration of aftermarket demand, primarily due to the brake drum products that Gunite produces, which are replaced more often than our other products.  Our Brillion segment’s net sales decreased by 32.6 percent due to lower demand in the industrial and commercial markets and decreased pricing.

North American commercial vehicle industry production builds were, as follows:

	For the three months ended September 30,
	2013	2012
Class 8	63,707	64,901
Classes 5-7	51,250	42,617
Trailer	61,764	59,760

While we serve the commercial vehicle aftermarket segment, there is no industry data to compare our aftermarket sales to industry demand from period to period.

Cost of Goods Sold

The table below represents the significant components of our cost of goods sold.

	Three Months Ended September 30,
(In thousands)	2013	2012
Raw materials	$68,211	$88,253
Depreciation	8,841	10,124
Labor and other overhead	67,942	82,882
Total	$144,994	$181,259

Raw materials costs decreased by $20.0 million, or 22.7 percent, during the three months ended September 30, 2013 due to decreases in sales volume of approximately 17.1 percent, in addition to a decrease in raw material pricing of approximately 5.6 percent.  The price increases were primarily related to steel and aluminum, which represent nearly all of our raw material costs.

Depreciation decreased by $1.3 million, or 12.7 percent during the three months ended September 30, 2013 primarily due to the reduction in depreciable assets that was a result of an impairment of fixed assets in the fourth quarter of 2012 related to our Gunite segment.

Labor and overhead costs decreased by 18.0 percent, which is primarily related to staff reduction initiatives and decreased customer demand resulting in reduced sales.

Operating Expenses

	Three Months Ended September 30,
(In thousands)	2013	2012
Selling, general, and administration	$7,221	$9,236
Research and development	1,592	1,800
Depreciation and amortization	2,182	2,773
Total	$10,995	$13,809

Selling, general, and administrative costs decreased by $2.0 million in 2013 compared to the same period in 2012 due to costs incurred that were associated with Gunite’s quality management issues in 2012.  Research and development costs decreased by $0.2 million primarily due to reductions in staff and travel expenses.

Depreciation and amortization expenses decreased primarily due to the impairment of intangible assets of our Gunite unit in the fourth quarter of 2012, offset by an increase to depreciation for our capital investments.

Operating Income (Loss)

	Three Months Ended September 30,
(In thousands)	2013	2012
Wheels	$7,973	$9,302
Gunite	(150)	(8,076)
Brillion	296	2,510
Corporate/Other	(8,844)	(11,549)
Total	$(725)	$(7,813)

Operating income for the Wheels segment was 9.1 percent of its net sales for the three months ended September 30, 2013 compared to 9.5 percent for the three months ended September 30, 2012.  During the three months ended September 30, 2013, the Wheels segment experienced a decrease in demand as Class 8 truck production dropped and aftermarket orders declined.

The operating loss for the Gunite segment was 0.4 percent of its net sales for the three months ended September 30, 2013 and 16.3 percent for the three months ended September 30, 2012.  During the three months ended September 30, 2013 Gunite experienced increased efficiencies from the operational improvements that began during 2012.

Operating income for the Brillion segment was 1.1 percent of its net sales for the three months ended September 30, 2013 compared to 6.4 percent for same period in 2012.  Sales volume for our Brillion segment decreased significantly during 2013 as the global industrial, construction, mining, and commercial markets softened.  Although Brillion reduced its costs in response to falling demand, the fixed cost impact on much lower sales reduced profitability for the current period.

The operating expenses for the Corporate segment were 5.7 percent of consolidated net sales for the three months ended September 30, 2013 as compared to 6.2 percent for the comparative period in 2012.  Overall, our Corporate costs have been curtailed through reduced staffing and other general expenses.

Interest Expense

Net interest expense decreased $0.2 million to $8.7 million for the three months ended September 30, 2013 from $8.9 million for the three months ended September 30, 2012 due to the refinancing of our ABL in the third quarter of 2013.

Discontinued Operations

Discontinued operations represent reclassification of operating results, including gain/loss on sale, for Imperial Group, net of tax.  We have reclassified prior period operating results, including the gain/loss on the sale transactions, to discontinued operations.

Comparison of Financial Results for the Nine Months Ended September 30, 2013 and 2012

	Nine Months Ended September 30,
(In thousands)	2013	2012
Net sales	$498,192	$646,059
Cost of goods sold	462,938	592,316
Gross profit	35,254	53,743
Operating expenses	34,817	43,957
Income from operations	437	9,786
Interest expense, net	(26,562)	(26,324)
Other income (loss), net	250	536
Income tax provision	2,378	2,830
Loss from continuing operations	(28,253)	(18,832)
Discontinued operations, net of tax	(11,671)	(2,637)
Net loss	$(39,924)	$(21,469)

Net Sales

	Nine Months Ended September 30,
(In thousands)	2013	2012
Wheels	$280,608	$328,115
Gunite	131,354	185,435
Brillion	86,230	132,509
Total	$498,192	$646,059

Our net sales for the nine months ended September 30, 2013, were $498.2 million, which was a decrease of 22.9 percent, compared to net sales of $646.1 million for the nine months ended September 30, 2012.  Of the total decrease, approximately $142.0 million was a result of lower volume demand due to decreased production levels of the commercial vehicle market and its aftermarket segments in North America, reduced sales by our Gunite business unit due to the loss of OEM business and softness in the global industrial, construction, and mining markets that Brillion serves.  The remaining $5.8 million decrease of net sales recognized was related to lower pricing, which primarily represented a pass-through of changing raw material and commodity costs.

Net sales for our Wheels segment decreased 14.5 percent during the nine months ended September 30, 2013 compared to the same period in 2012 primarily due to decreased volume for all three major OEM segments, as depicted in the table below.  Net sales for our Gunite segment dropped 29.2 percent due to the previously disclosed loss of standard position at two of its major OEM customers in the third quarter of 2012.   Our Gunite products have a higher concentration of aftermarket demand, primarily due to the brake drum products, which are replaced more often than our other products. Our Brillion segment’s net sales decreased by 34.9 percent due to lower demand in the industrial and commercial markets of $45.1 million and decreased pricing of approximately $0.1 million.

North American commercial vehicle industry production builds were, as follows:

	For the nine months ended September 30,
	2013	2012
Class 8	186,154	220,870
Classes 5-7	149,950	141,081
Trailer	184,095	179,210

While we serve the commercial vehicle aftermarket segment, there is no industry data to compare our aftermarket sales to industry demand from period to period.

Cost of Goods Sold

The table below represents the significant components of our cost of goods sold.

	Nine Months Ended September 30,
(In thousands)	2013	2012
Raw materials	$224,277	$298,971
Depreciation	25,939	29,561
Labor and other overhead	212,722	263,784
Total	$462,938	$592,316

Raw materials costs decreased by $74.7 million, or 25.0 percent, during the nine months ended September 30, 2013 due to decreases in sales volume of approximately 23.7 percent and price decreases of approximately 1.2 percent.  The price decreases were primarily related to steel and aluminum, which represent nearly all of our material costs.

Depreciation decreased by $3.6 million, or 12.3 percent during the nine months ended September 30, 2013 primarily due to the reduction in depreciable assets that was a result of an impairment of fixed assets in the fourth quarter of 2012 related to our Gunite segment.

Labor and overhead costs decreased by 19.4 percent due to decreased production volume, compared to a 23.7 percent decrease in sales volume.

Operating Expenses

	Nine Months Ended September 30,
(In thousands)	2013	2012
Selling, general, and administration	$23,983	$30,476
Research and development	4,114	5,293
Depreciation and amortization	6,720	8,188
Total	$34,817	$43,957

Selling, general, and administrative costs decreased by $6.5 million in 2013 due to costs incurred during 2012 that were associated with Gunite’s quality management issues in 2012.  Research and development costs decreased by $1.2 million due to decreases in staff and travel expenses.

Depreciation and amortization expenses were impacted due to the impairment at our Gunite segment during the fourth quarter of 2012.

Operating Income (Loss)

	Nine Months Ended September 30,
(In thousands)	2013	2012
Wheels	$25,467	$43,850
Gunite	1,396	(12,119)
Brillion	2,726	13,281
Corporate/Other	(29,152)	(35,226)
Total	$437	$9,786

Operating income for the Wheels segment was 9.1 percent of its net sales for the nine months ended September 30, 2013 compared to 13.4 percent for the nine months ended September 30, 2012.  During the nine months ended September 30, 2013, the Wheels segment experienced a decrease in demand as Class 8 truck production dropped and aftermarket orders declined.

The operating income (loss) for the Gunite segment was 1.1 percent of its net sales for the nine months ended September 30, 2013 and (6.5) percent for the nine months ended September 30, 2012.  During the nine months ended September 30, 2013, Gunite benefited from steadily improving operational efficiencies.

Operating income for the Brillion segment was 3.2 percent of its net sales for the nine months ended September 30, 2013 compared to 10.0 percent for same period in 2012, resulting from reduced demand for Brillion’s services in the global industrial, mining, and construction markets.

The operating expenses for the Corporate segment were 5.9 percent of consolidated net sales for the nine months ended September 30, 2013 as compared to 5.5 percent for the comparative period in 2012. Despite the percentage increase due to lower sales, these results reflect a cost reduction of $6.1 million related to reduced spending and staffing expense.

Interest Expense

Net interest expense increased $0.3 million to $26.6 million for the nine months ended September 30, 2013 from $26.3 million for the nine months ended September 30, 2012 due to increased debt in 2013 compared to 2012.

Income Tax Provision

Our income tax provision of $2.4 million in the nine months ended September 30, 2013 was $0.4 million lower than our provision for the nine months ended September 30, 2012.

Our effective tax rate is (9.2)% and (17.7)% for the nine months ended September 30, 2013 and September 30, 2012, respectively.

We have assessed the need to maintain a valuation allowance for deferred tax assets based on an assessment of whether it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Appropriate consideration is given to all available evidence, both positive and negative, in assessing the need for a valuation allowance. Due to our recent history of U.S. operating and taxable losses, the inconsistency of these profits, and the uncertainty of our financial outlook, we continue to maintain a full valuation allowance against our domestic deferred tax assets.   Accordingly, the effect income tax for the Company is (9.1)% and (15.0)% for the nine month periods ended September 30, 2013 and September 30, 2012, respectively.

Discontinued Operations

Discontinued operations represent reclassification of operating results, including gain/loss on sale, for Imperial Group, net of tax.  We have reclassified prior period operating results, including the gain/loss on the sale transactions, to discontinued operations.

Changes in Financial Condition

At September 30, 2013, we had total assets of $628.0 million, compared to total assets of $677.8 million at December 31, 2012.  The $49.8 million, or 7.3 percent decrease in total assets primarily resulted from changes in working capital and capital investments coupled with a reduction in cash, and sale of the assets of our Imperial segment.  We define working capital as current assets (excluding cash) less current liabilities.

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

The following table summarizes the major components of our working capital as of the periods listed below:

	September 30,	December 31,
(In thousands)	2013	2012
Accounts receivable	$71,561	$64,596
Inventories	48,823	61,192
Deferred income taxes (current)	4,592	4,591
Other current assets	12,616	5,584
Accounts payable	(51,206)	(59,181)
Accrued payroll and compensation	(8,834)	(10,726)
Accrued interest payable	(5,218)	(12,543)
Accrued workers compensation	(3,860)	(5,868)
Other current liabilities	(18,040)	(18,443)
Working Capital	$50,434	$29,202

Significant changes in working capital included:
•
Receivables increased by approximately $7.0 million due to the increase from our continuing operations of approximately $14.6 million related to reduced sales in the months leading up to the respective period ends and an increase of $2.0 million related to an earnout from Fabco which was sold in 2011, partially offset by the sale of the Imperial segment and the related receivables of $9.6 million.

•	a decrease in inventory of $12.4 million due to the execution of LEAN manufacturing initiatives, and the sale of our Imperial business;
•	an increase in other current assets due to deposits and repaid rents related to our leaseback activities
•	a decrease in accounts payable of $8.0 million due to comparative decrease in production and revenue and the sale of our Imperial business;
•	a decrease in our accrued interest due to an interest payment made during the quarter.

Capital Resources and Liquidity

Our primary sources of liquidity during the nine months ended September 30, 2013 were cash reserves, sale-leasebacks and the sale of the Imperial business unit.  We believe that cash from operations, existing cash reserves, and our ABL revolving credit facility will provide adequate funds for our working capital needs, planned capital expenditures and cash interest payments through 2013 and the foreseeable future.

As of September 30, 2013, we had $28.0 million of cash plus $34.4 million in availability under our ABL credit facility for total liquidity of $62.4 million.  Total liquidity as of December 31, 2012 was $64.0 million.

Our ability to fund working capital needs, planned capital expenditures, scheduled semi-annual interest payments, and to comply with any financial covenants under our ABL credit facility depends on our future operating performance and cash flow, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2013 amounted to $25.1 million compared to net cash provided of $6.6 million for the period ended September 30, 2012, mostly due to the change in our working capital assets and liabilities in each of the periods and costs associated with the sale of the Imperial business unit.

Investing Activities

Net cash provided by investing activities totaled $12.7 million for the nine months ended September 30, 2013 compared to a use of $43.2 million for the period ended September 30, 2012.  Our most significant cash outlays for investing activities are the purchases of property, plant and equipment.  During the nine months ended September 30, 2013, we entered into two sale/leaseback agreements for manufacturing equipment, and as a result, had cash inflows of $14.9 million from the proceeds of the sale of the equipment and $30.0 million in proceeds from the sale of our Imperial segment.  The leases are classified as operating leases.   During the nine months ended September 30, 2012, we had cash inflows of $1.0 million related to the expiration of an escrow account established for the sale of the assets and liabilities of our Bostrom Seating subsidiary.  Capital expenditures for 2013 are currently expected to be approximately $35 million to $40 million, which we expect to fund through existing cash reserves or from our New ABL facility.

Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2013 was $13.7 million.  The cash provided was a result of a net draw on our Prior ABL facility.

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

The obligations under the Prior ABL Facility were secured by (i) first-priority liens on substantially all of the Company’s accounts receivable and inventories, subject to certain exceptions and permitted liens (the “ABL Priority Collateral”) and (ii) second-priority liens on substantially all of the Company’s owned real property and tangible and intangible assets other than the ABL Priority Collateral, including all of the outstanding capital stock of our domestic subsidiaries, subject to certain exceptions and permitted liens (the “Notes Priority Collateral”).

On July 11, 2013, we entered into the New ABL Facility and used $45.3 million of borrowings under the New ABL Facility and cash on hand to repay all amounts outstanding under the Prior ABL Facility and to pay related fees and expenses.

The New ABL Facility is a senior secured asset based credit facility in an aggregate principal amount of up to $100.0 million, consisting of a $90.0 revolving credit facility and a $10.0 million first-in last-out term facility, with the right, subject to certain conditions, to increase the availability under the facility by up to $50.0 million in the aggregate. The New ABL Facility currently matures on the earlier of (i) July 11, 2018 and (ii) 90 days prior to the maturity date of the Company’s 9.5% first priority senior security notes due August 1, 2018, which may be extended pursuant under certain circumstances pursuant to the terms of the New ABL Facility.  See Note 10 to the Condensed Consolidated Financial Statements above.

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

The obligations under the New ABL Facility are secured by (i) first-priority liens on the ABL Priority Collateral and (ii) second-priority liens on the Notes Priority Collateral.

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

For further information, refer to the business description and additional risk factors sections included in our Annual Report filed on Form 10-K for the year ended December 31, 2012, as filed with the SEC.

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

Foreign Currency Risk

Certain forecasted transactions, assets, and liabilities are exposed to foreign currency risk. We monitor our foreign currency exposures to maximize the overall effectiveness of our foreign currency derivatives. The principal currencies of exposure are the Canadian Dollar and Mexican Peso. From time to time, we use foreign currency financial instruments to offset the impact of the variability in exchange rates on our operations, cash flows, assets and liabilities.  At September 30, 2013, there were no open foreign exchange forward contracts.

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

Raw Material/Commodity Price Risk

We rely upon the supply of certain raw materials and commodities in our production processes, and we have entered into firm purchase commitments for certain metals and natural gas. Additionally, from time to time, we use commodity price swaps and futures contracts to manage the variability in certain commodity prices on our operations and cash flows. At September 30, 2013 we had no open commodity price swaps or futures contracts.

Interest Rate Risk

We use long-term debt as a primary source of capital. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for our long-term fixed-rate debt and other types of long-term debt at September 30, 2013:

(Dollars in thousands)	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
Long-term Debt:
Fixed Rate	—	—	—	—	—	$310,000	$310,000	$323,175
Average Rate	—	—	—	—	—	9.50%	9.50%
Variable Rate	—	—	—	—	—	$35,000	$35,000	$35,000
Average Rate	—	—	—	—	—	3.44%	3.44%

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Neither Accuride nor any of our subsidiaries is a party to any legal proceeding which, in the opinion of management, would have a material adverse effect on our business or financial condition.  However, we from time-to-time are involved in ordinary routine litigation incidental to our business, including actions related to product liability, contractual liability, intellectual property, employment matters, personal injury, workplace safety and environmental claims.  We establish reserves for matters in which losses are probable and can be reasonably estimated.  While we believe that we have established adequate accruals for our expected future liability with respect to our pending legal actions and proceedings, we cannot assure you that our liability with respect to any such action or proceeding would not exceed our established accruals.  Further, we cannot assure that litigation having a material adverse affect on our financial condition will not arise in the future.

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

10.2	—
Asset Purchase Agreement, dated August 1, 2013, by and among Accuride Corporation, Imperial Group, L.P., and Imperial Group Manufacturing, Inc. previously filed as an exhibit to Form 8-K filed on August 6, 2013 and incorporated herein by reference.

10.3	—
Sublease, entered into as of August 8, 2013, by and between Accuride Corporation and Menlo Logistics, Inc. Previously filed as an exhibit to the Form 8-K filed on August 13, 2013 and incorporated herein by reference.

10.4	—
Lease, entered into as of August 8, 2013, by and between Accuride Corporation and Cabot Acquisition, LLC for property in Batavia, IL.  Previously filed as an exhibit to the Form 8-K filed on August 13, 2013 and incorporated herein by reference.

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

ACCURIDE CORPORATION

/s/ RICHARD F. DAUCH	Dated: November 8, 2013
Richard F. Dauch
President and Chief Executive Officer
(Principal Executive Officer)

/s/ GREGORY A. RISCH	Dated: November 8, 2013
Gregory A. Risch
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)