Form 10-K
period 2013-12-31
ACCURIDE CORP
filed 2014-03-06
CIK 817979

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐  No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates based on the New York Stock Exchange closing price as of June 30, 2013 (the last business day of registrant’s most recently completed second fiscal quarter) was approximately $238,699,555 This calculation does not reflect a determination that such persons are affiliates of registrant for any other purposes.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒  No ☐

The number of shares of Common Stock, $0.01 par value, of Accuride Corporation outstanding as of February 28 was 47,541,992.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2014 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

ACCURIDE CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2013

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

Our primary product lines are standard equipment used by many North American heavy- and medium-duty truck OEMs.

Our diversified customer base includes substantially all of the leading commercial vehicle OEMs, such as Daimler Truck North America, LLC (“DTNA”), with its Freightliner and Western Star brand trucks, PACCAR, with its Peterbilt and Kenworth brand trucks, Navistar, with its International brand trucks, and Volvo Group North America, with its Volvo and Mack brand trucks. Our primary commercial trailer customers include leading commercial trailer OEMs, such as Great Dane Limited Partnership, Utility Trailer Manufacturing Company, and Wabash National, Inc. Our major light truck customer is General Motors Corporation. Our product portfolio is supported by strong sales, marketing and design engineering capabilities and is manufactured in eight strategically located, technologically-advanced facilities across the United States, Mexico and Canada.

Our business consists of three operating segments that design, manufacture, and distribute components for the commercial vehicle market, including heavy- and medium-duty trucks, commercial trailers, light trucks, buses, as well as specialty and military vehicles and their related aftermarket channels and for the global industrial, mining and construction markets. We have identified each of our operating segments as reportable segments. The Wheels segment’s products primarily consist of steel and aluminum wheels. The Gunite segment’s products consist primarily of wheel-end components and assemblies. The Brillion Iron Works segment’s products primarily consist of ductile, austempered ductile and gray iron castings, including engine and transmission components and industrial components. We believe this segmentation is appropriate based upon operating decisions and performance assessments by our President and Chief Executive Officer, who is our chief operating decision maker.

Our financial results for the previous three fiscal years are discussed in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operation” and “Item 8: Financial Statements and Supplementary Data” of this Annual Report and the following descriptions of our business should be read in conjunction with the information contained therein.  For geographic and financial information related to each of our operating segments, see Note 12 to the “Notes to Consolidated Financial Statements” included herein.

Corporate History

Accuride Corporation, a Delaware corporation (“Accuride” or the “Company”), and Accuride Canada Inc., a corporation formed under the laws of the province of Ontario, Canada, and a wholly owned subsidiary of Accuride, were incorporated in November 1986 for the purpose of acquiring substantially all of the assets and assuming certain liabilities of Firestone Steel Products, a division of The Firestone Tire & Rubber Company. The respective acquisitions by the companies were consummated in December 1986.

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

Discontinued Operations

On August 1, 2013, the Company announced that it completed the sale of substantially all of the assets of its Imperial Group business to Imperial Group Manufacturing, Inc., a new company formed and capitalized by Wynnchurch Capital for total cash consideration of $30.0 million at closing, plus a contingent earn-out of up to $2.25 million.   The sale resulted in recognition of a $12.0 million loss for the year ended December 31, 2013 which has been reclassified to discontinued operations.  See Note 2 “Discontinued Operations” for further discussion.

Pursuant to the provisions of the purchase agreement, subject to certain limited exceptions, the purchaser purchased from Imperial all equipment, inventories, accounts receivable, deposits, prepaid expenses, intellectual property, contracts, real property interests, transferable permits and other intangibles related to the business and assumed Imperial’s trade and vendor accounts payable and performance obligations under those contracts included in the purchased assets.  The real property interests acquired by the purchaser include ownership of three plants located in Decatur, Texas, Dublin, Virginia and Chehalis, Washington and a leasehold interest in a plant located in Denton, Texas.  Imperial retained ownership of its real property located in Portland, Tennessee and recognized a $2.5 million impairment charge for this property as a component of the loss previously mentioned, which has been reclassified to discontinued operations on our consolidated statements of operations and comprehensive loss for the year ended December 31, 2013.   The Company leased such property to the purchaser under a two-year lease, with the option to renew the lease for one additional year.  Rent under the lease is fixed at $75,000 per year.

On January 31, 2011, substantially all of the assets, liabilities and business of our Bostrom Seating subsidiary were sold to a subsidiary of Commercial Vehicle Group, Inc. for approximately $8.8 million and resulted in recognition of a $0.3 million loss on our consolidated statements of operations and comprehensive loss for the year ended December 31, 2011, which have been reclassified to discontinued operations. See Note 2 “Discontinued Operations” for further discussion.

On September 26, 2011, the Company announced the sale of its wholly-owned subsidiary, Fabco Automotive Corporation (“Fabco”) to Fabco Holdings, Inc., a new company formed and capitalized by Wynnchurch Capital, Ltd. in partnership with Stone River Capital Partners, LLC. The sale concluded for a purchase price of $35.0 million, subject to a working capital adjustment, plus a contingent receipt of up to $2.0 million depending on Fabco’s 2012 financial performance, which was received in full in 2013. The Company recognized a loss of $6.3 million, including $2.1 million in transactional fees, related to the sale transaction for the year ended December 31, 2011, which is included as a component of discontinued operations. See Note 2 “Discontinued Operations” for further discussion.

Impairment

During 2012, the Company experienced a decline in its stock price to an amount below current book value as well as the impact of business developments in its Gunite reporting unit including a loss of customer market share and evidence of declining aftermarket sales.  The Gunite reporting unit recorded impairments to goodwill of $62.8 million, other intangible assets of $36.8 million, and property, plant and equipment of $34.1 million for the year ended December 31, 2012.

Product Overview

We believe we design, produce, and market one of the broadest portfolios of commercial vehicle components in the industry. We classify our products under several categories, including wheels, wheel-end components and assemblies, and ductile and gray iron castings. The following describes our major product lines and brands.

Wheels (Approximately 57% of our 2013 net sales, 52% of our 2012 net sales, and 51% of our 2011 net sales)

We are the largest North American manufacturer and supplier of wheels for heavy- and medium-duty trucks, commercial trailers and related aftermarket channels. We offer the broadest product line in the North American heavy- and medium-duty wheel industry and are the only North American manufacturer and supplier of both steel and forged aluminum heavy- and medium-duty wheels. We also produce wheels for buses, commercial light trucks, heavy-duty pick-up trucks, and military vehicles. We market our wheels under the Accuride brand. We are the standard steel and aluminum wheel supplier to a number of North American heavy- and medium-duty truck and trailer OEMs.  A description of each of our major products is summarized below:

•
Heavy- and medium-duty steel wheels. We offer the broadest product line of steel wheels for the heavy- and medium-duty truck, commercial trailer markets and related aftermarket channels. The wheels range in diameter from 17.5” to 24.5” and are designed for load ratings ranging from 3,640 to 13,000 lbs. We also offer a number of coatings and finishes which we believe provide the customer with increased durability and exceptional appearance.

•
Heavy- and medium-duty aluminum wheels. We offer a full product line of aluminum wheels for the heavy- and medium-duty truck, commercial trailer markets and related aftermarket channels. The wheels range in diameter from 19.5” to 24.5” and are designed for load ratings ranging from 4,000 to 13,000 lbs. Aluminum wheels are generally lighter in weight, more readily stylized, and are approximately 2.0 to 3.0 times as expensive as steel wheels.

•
Light truck steel wheels. We manufacture light truck single and dual steel wheels that range in diameter from 16” to 19.5” for customers such as General Motors. We are focused on larger diameter wheels designed for select truck platforms used for carrying heavier loads.

•	Military Wheels. We produce steel wheels for military applications under the Accuride brand name.

Wheel-End Components and Assemblies (Approximately 26% of our 2013 net sales, 28% of our 2012 net sales, and 31% of our 2011 net sales)

We are a supplier of wheel-end components and assemblies to the North American heavy- and medium-duty truck markets and related aftermarket channels. We market our wheel-end components and assemblies under the Gunite brand. We produce four basic wheel-end assemblies: (1) disc wheel hub/brake drum, (2) spoke wheel/brake drum, (3) spoke wheel/brake rotor and (4) disc wheel hub/brake rotor. We also manufacture an extensive line of wheel-end components for the heavy- and medium-duty truck markets, such as brake drums, disc wheel hubs, spoke wheels, rotors and automatic slack adjusters. The majority of these components are critical to the safe operation of vehicles. A description of each of our major wheel-end components is summarized below:

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

•
Spoke Wheels. We manufacture a broad line of spoke wheels for heavy-and medium-duty trucks and commercial trailers. While disc wheel hubs have largely displaced spoke wheels for on-highway applications, they are still popular for severe-duty applications such as off-highway vehicles, refuse vehicles, and school buses, due to their greater strength. Our product line also includes finely machined wheels for ABS systems, similar to our disc wheel hubs.

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

•
Automatic Slack Adjusters. Automatic slack adjusters react to, and adjust for, variations in brake shoe-to-drum clearance and maintain the proper amount of space between the shoe and drum. Our automatic slack adjusters automatically adjust the brake shoe-to-brake drum clearance, ensuring that this clearance is always constant at the time of braking. The use of automatic slack adjusters reduces maintenance costs, improves braking performance and minimizes side-pull and stopping distance.

Ductile, Austempered Ductile and Gray Iron Castings (Approximately 17% of our 2013 net sales, 20% of our 2012 net sales, and 18% of our 2011 net sales)

We produce ductile, austempered ductile and gray iron castings under the Brillion brand name. Our Brillion Foundry facility is one of North America’s largest iron foundries focused on the supply of complex, highly-cored cast products to market leading customers in the commercial vehicle, diesel engine, construction, agricultural, hydraulic, mining, oil and gas and industrial markets. Brillion offers both vertical and horizontal green sand molding processes to produce cast products that include:

•
Transmission and Engine-Related Components. We believe that our Brillion foundry is a leading source for the casting of transmission and engine-related components to the heavy- and medium-duty truck markets, including flywheels, transmission and engine-related housings and brackets.

•
Industrial Components. Our Brillion foundry produces components for a wide variety of applications to the industrial machinery, construction, agricultural equipment and gas and oil markets, including flywheels, pump housings, valve body housings, small engine components, and other industrial components. Our industrial components are made to specific customer requirements and, as a result, our product designs are typically proprietary to our customers.

Cyclical and Seasonal Industry

The commercial vehicle components industry is highly cyclical and, in large part, depends on the overall strength of the demand for heavy- and medium-duty trucks. The industry has historically experienced significant fluctuations in demand based on factors such as general economic conditions, including industrial production and consumer spending, as well as, gas prices, credit availability, and government regulations among others. Cyclical peaks of commercial vehicle production in 1999 and 2006 were followed by sharp production declines of 48% and 69% to trough production levels in 2001 and 2009, respectively. Since 2009, commercial vehicle production levels have recovered, and demand for vehicles that use our products, as predicted by analysts, including America’s Commercial Transportation (“ACT”) and FTR Associates (“FTR”) Publications, is expected to improve in 2014 as economic conditions continue to improve. OEM production of major markets that we serve in North America, from 2007 to 2013, are shown below:

	For the Year Ended December 31,
	2013	2012	2011	2010	2009	2008	2007
North American Class 8	245,496	277,490	255,261	154,173	118,396	205,639	212,391
North American Classes 5-7	201,311	188,165	166,792	117,901	97,733	158,294	206,954
U.S. Trailers	238,527	236,841	209,582	124,162	79,027	143,901	214,615

Our operations are typically seasonal as a result of regular OEM customer maintenance and model changeover shutdowns, which usually occur in the third and fourth quarter of each calendar year. This seasonality may result in decreased net sales and profitability during the third and fourth fiscal quarters of each calendar year.  In addition, our Gunite product line typically experiences higher aftermarket purchases of wheel-end components in the first and second quarters of each calendar year.

Customers

We market our components to more than 1,000 customers, including most of the major North American heavy- and medium-duty truck and commercial trailer OEMs, as well as to the major aftermarket participants, including OEM dealer networks, wholesale distributors, and aftermarket buying groups. Our largest customers are Navistar, DTNA, Volvo/Mack, and PACCAR which combined accounted for approximately 44.8 percent of our net sales in 2013, and individually constituted approximately 14.3 percent, 14.1 percent, 9.3 percent, and 7.1 percent, respectively, of our 2013 net sales. We have long-term relationships with our larger customers, many of whom have purchased components from us or our predecessors for more than 45 years. We garner repeat business through our reputation for quality and our position as a standard supplier for a variety of truck lines. We believe that we will continue to be able to effectively compete for our customers’ business due to the high quality of our products, the breadth of our product portfolio, and our continued product innovation.

Sales and Marketing

We have an integrated, corporate-wide sales and marketing group. We have dedicated salespeople and sales engineers who reside near the headquarters of each of the four major truck OEMs and who spend substantially all of their professional time managing existing business relationships, coordinating new sales opportunities and strengthening our relationship with the OEMs. These sales professionals function as a single point of contact with the OEMs, providing “one-stop shopping” for all of our products. Each brand has marketing personnel who, together with applications engineers, have in-depth product knowledge and provide support to the designated OEM sales professionals.

We also market our products directly to end users, particularly large truck fleet operators, with a focus on wheels and wheel-end products to create “pull-through” demand for our products. This effort is intended to help convince the truck and trailer OEMs to designate our products as standard equipment and to create sales by encouraging fleets to specify our products on the equipment that they purchase, even if our product is not offered as standard equipment on the products being purchased. The fleet sales group also provides aftermarket sales coverage for our various products, particularly wheels and wheel-end components. These sales professionals promote and sell our products to the aftermarket, including OEM dealers, warehouse distributors and aftermarket buying groups.

We have a consolidated aftermarket distribution strategy for our wheels and wheel-end components. In support of this strategy, we have a centralized distribution center in Batavia, Illinois. As a result, customers can order steel and aluminum wheels, brake drums/rotors and automatic slack adjusters on one purchase order, improving freight efficiencies and inventory turns for our customers.  The aftermarket infrastructure enables us to increase direct shipments from our manufacturing plant to larger aftermarket customers utilizing a virtual distribution strategy that allows us to maintain and enhance our competitiveness by eliminating unnecessary freight and handling through the distribution center.

International Sales

We consider sales to customers outside of the United States as international sales. International sales for the years, ended December 31, 2013, 2012, and 2011 are as follows:

(In millions)	International Sales	Percent of Net Sales
2013	$130.1	20.2%
2012	$139.2	17.5%
2011	$146.2	18.2%

For additional information, see Note 12 to the “Notes to Consolidated Financial Statements” included herein.

Manufacturing

We operate eight facilities, which are characterized by advanced manufacturing capabilities, in North America. Our U.S. manufacturing operations are located in Illinois, Kentucky, Ohio, Pennsylvania, South Carolina, and Wisconsin. In addition, we have manufacturing facilities in Canada and Mexico. These facilities are strategically located to meet our manufacturing needs and the demands of our customers.

All of our significant production operations are ISO-9000/TS 16949 certified, which means that they comply with certain quality assurance standards for truck component suppliers. We believe our manufacturing operations are highly regarded by our customers, and we have received numerous quality awards from our customers including PACCAR’s Preferred Supplier award and Daimler Truck North America’s Masters of Quality award.

All of our facilities incorporate extensive Lean visual operating systems in the management of their day to day operations. This helps improve our product and process flow and on-time-delivery to our customers while minimizing required inventory levels across the business.

Competition

We operate in highly competitive markets. However, no single manufacturer competes with all of the products manufactured and sold by us in the heavy- and medium-duty truck markets, and the degree of competition varies among the different products that we sell. In each of our markets, we compete on the basis of price, manufacturing and distribution capabilities, product quality, product design, product line breadth, delivery, and service.

The competitive landscape for each of our brands is unique. Our primary competitors in the wheel markets include Alcoa Inc. and Maxion Wheels. Our primary competitors in the wheel-ends and assemblies markets for heavy- and medium-duty trucks and commercial trailers are KIC Holdings, Inc., Meritor, Inc., Consolidated Metco Inc., and Webb Wheel Products Inc. Our major competitors in the industrial components market include ten to twelve foundries operating in the Midwest and Southern regions of the United States and in Mexico.

Raw Materials and Suppliers

We typically purchase steel for our wheel products from a number of different suppliers by negotiating high-volume one year contracts directly with steel mills or steel service centers.  While we believe that our supply contracts can be renewed on acceptable terms, we may not be able to renew these contracts on such terms, or at all. However, we do not believe that we are overly dependent on long-term supply contracts for our steel requirements as we have alternative sources available if need requires. Depending on market dynamics and raw material availability, the market is occasionally in tight supply, which may result in occasional industry allocations and surcharges.

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

Employees and Labor Unions

As of December 31, 2013, we had approximately 2,056 employees, of which 491 were salaried employees with the remainder paid hourly. Unions represent approximately 1,335 of our employees, which is approximately 65 percent of our total employees. We have collective bargaining agreements with several unions, including (1) the United Auto Workers, (2)
the International Brotherhood of Teamsters, (3) the United Steelworkers, (4) the International Association of Machinists and Aerospace Workers, (5) the National Automobile, Aerospace, Transportation, and General Workers Union of Canada and (6) El Sindicato Industrial de Trabajadores de Nuevo Leon.

Each of our unionized facilities has a separate contract with the union that represents the workers employed at such facility. The union contracts expire at various times over the next few years with the exception of our union contract that covers the hourly employees at our Monterrey, Mexico, facility, which expires on an annual basis in January unless otherwise renewed. The 2014 negotiations in Monterrey were successfully completed prior to the expiration of our union contract. In 2013, we extended the labor contract at our London, Ontario facility through March 2018. In 2013, we also successfully negotiated our collective bargaining agreements at our Brillion, Wisconsin facility, extending it through June, 2018.

In 2014, we have collective bargaining agreements expiring at our Erie, Pennsylvania and Rockford, Illinois facilities covering 212 and 392 employees, respectively.  We do not anticipate that our 2014 negotiations will have a material adverse effect on our operating performance or cost.

Intellectual Property

We believe the protection of our intellectual property is important to our business. Our principal intellectual property consists of product and process technology, a number of patents, trade secrets, trademarks and copyrights. Although our patents, trade secrets, and copyrights are important to our business operations and in the aggregate constitute a valuable asset, we do not believe that any single patent, trade secret, or copyright is critical to the success of our business as a whole. We also own common law rights and U.S. federal and foreign trademark registrations for several of our brands, which we believe are valuable, including Accuride®, Brillion TM, and Gunite®. Our policy is to seek statutory protection for all significant intellectual property embodied in patents and trademarks. From time to time, we grant licenses under our intellectual property and receive licenses under intellectual property of others.

Backlog

Our production is based on firm customer orders and estimated future demand. Since firm orders generally do not extend beyond 15-45 days, backlog volume is generally not significant.

Environmental Matters

Our operations, facilities, and properties are subject to extensive and evolving laws and regulations pertaining to air emissions, wastewater and stormwater discharges, the handling and disposal of solid and hazardous materials and wastes, the investigation and remediation of contamination, and otherwise relating to health, safety, and the protection of the environment and natural resources. The violation of such laws can result in significant fines, penalties, liabilities or restrictions on operations. From time to time, we are involved in administrative or legal proceedings relating to environmental, health and safety matters, and have in the past incurred and will continue to incur capital costs and other expenditures relating to such matters. For example, we are currently involved in a proceeding regarding alleged violations of stormwater regulations at our Brillion facility, which could subject us to fines, penalties or other liabilities. In connection with that matter, we have completed certain capital improvements related to the underlying allegations. Based on current information, we do not expect that this matter will have a material adverse effect on our business, results of operations or financial conditions; however, we cannot assure you that this or any other future environmental compliance matters will not have such an effect.

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

As of December 31, 2013, we had an environmental reserve of approximately $1.5 million, related primarily to our foundry operations. This reserve is based on management’s review of potential liabilities as well as cost estimates related thereto. Any expenditures required for us to comply with applicable environmental laws and/or pay for any remediation efforts will not be reduced or otherwise affected by the existence of the environmental reserve. Our environmental reserve may not be adequate to cover our future costs related to the sites associated with the environmental reserve, and any additional costs may have a material adverse effect on our business, results of operations or financial condition. The discovery of additional environmental issues, the modification of existing laws or regulations or the promulgation of new ones, more vigorous enforcement by regulators, the imposition of joint and several liability under CERCLA or analogous state laws, or other unanticipated events could also result in a material adverse effect.

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

Research and Development Expense

Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred. The amount expensed in the years ended December 31, 2013, 2012 and 2011 totaled $5.7 million, $6.6 million and $4.8 million, respectively.

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

Item 1A. Risk Factors

Factors That May Affect Future Results

In this report, we have made various statements regarding current expectations or forecasts of future events. These statements are “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are also made from time-to-time in press releases and in oral statements made by our officers. Forward-looking statements are identified by the words “estimate,” “project,” “anticipate,” “will continue,” “will likely result,” “expect,” “intend,” “believe,” “plan,” “predict” and similar expressions.

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

Risks Related to Our Business and Industry

We rely on, and make significant operational decisions based, in part, upon industry data for commercial vehicles and for the end markets that Brillion serves, and these forecasts that may prove to be inaccurate.

We continue to operate in a challenging economic environment and our ability to maintain liquidity may be affected by economic or other conditions that are beyond our control and which are difficult to predict. The 2014 OEM production forecasts by ACT Publications for the significant commercial vehicle markets that we serve, as of February 10, 2014, are as follows:

North American Class 8	275,207
North American Classes 5-7	213,751
U.S. Trailers	242,050

Brillion’s end markets include commercial truck, mobile off-highway construction, agricultural, and mining equipment, and oil and gas infrastructure.

We are dependent on sales to a small number of our major customers in our Wheels and Gunite segments and on our status as standard supplier on certain truck platforms of each of our major customers.

Sales, including aftermarket sales, to Navistar, DTNA, Volvo/Mack, and PACCAR constituted approximately 14.3 percent, 14.1 percent, 9.3 percent, and 7.1 percent, respectively, of our 2013 net sales. No other customer accounted for more than 5 percent of our net sales for this period. The loss of any significant portion of sales to any of our major customers would likely have a material adverse effect on our business, results of operations or financial condition.

We are a standard supplier of various components at many of our major OEM customers, which results in recurring revenue as our standard components are installed on most trucks ordered from that platform, unless the end user specifically requests a different product, generally at an additional charge. The selection of one of our products as a standard component may also create a steady demand for that product in the aftermarket. We may not maintain our current standard supplier positions in the future, and may not become the standard supplier for additional truck platforms. The loss of a significant standard supplier position or a significant number of standard supplier positions with a major customer could have a material adverse effect on our business, results of operations or financial condition.  For example, during 2012 Gunite lost standard position at two OEMs for certain products, which led to impairment charges as described in Note 4 “Goodwill and Other Intangible Assets” and Note 6 “Property, Plant and Equipment”.

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

Our business is subject to the risk of price increases and fluctuations and periodic delays in the delivery of raw materials and purchased components that are beyond our control. Our operations require substantial amounts of raw steel, aluminum, steel scrap, pig iron, electricity, coke, natural gas, bearings, purchased components, silicon sand, binders, sand additives, and coated sand. Fluctuations in the delivery of these materials may be driven by the supply/demand relationship for material, factors particular to that material or governmental regulation for raw materials such as electricity and natural gas.  In addition, if any of our suppliers seek bankruptcy relief or otherwise cannot continue their business as anticipated or we cannot renew our supply contracts on favorable terms, the availability or price of raw materials could be adversely affected.  Fluctuations in prices and/or availability of the raw materials or purchased components used by us, which at times may be more pronounced during periods of increased industry demand, may affect our profitability and, as a result, have a material adverse effect on our business, results of operations, or financial condition. In addition, as described above, a shortening or elimination of our trade credit by our suppliers may affect our liquidity and cash flow and, as a result, have a material adverse effect on our business, results of operations, or financial condition.

We use substantial amounts of raw steel and aluminum in our production processes to produce our steel and aluminum wheels. Although raw steel is generally available from a number of sources, we have obtained favorable sourcing by negotiating and entering into high-volume contracts with terms ranging from one to two years. We obtain raw steel and aluminum from various suppliers. We may not be successful in renewing our supply contracts on favorable terms or at all. A substantial interruption in the supply of raw steel or aluminum or inability to obtain a supply of raw steel or aluminum on commercially desirable terms could have a material adverse effect on our business, results of operations or financial condition. We are not always able, and may not be able in the future, to pass on increases in the price of raw steel or aluminum to our customers on a timely basis or at all. In particular, when raw material prices increase rapidly or to significantly higher than normal levels, we may not be able to pass price increases through to our customers on a timely basis, if at all, which could adversely affect our operating margins and cash flow. Any fluctuations in the price or availability of raw steel or aluminum may have a material adverse effect on our business, results of operations or financial condition.

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

Our operations are typically seasonal as a result of regular customer maintenance and model changeover shutdowns, which typically occur in the third and fourth quarter of each calendar year.  This seasonality may result in decreased net sales and profitability during the third and fourth fiscal quarters and have a material adverse effect on our business, results of operations, or financial condition. In addition, our Gunite product line typically experiences higher aftermarket purchases of wheel-end components during the first and second quarters of the calendar year. In addition, federal and state regulations (including engine emissions regulations, tariffs, import regulations and other taxes) may have a material adverse effect on our business and are beyond our control.

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

We review goodwill and our indefinite lived intangible assets (trade names) for impairment annually or more frequently if impairment indicators exist. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in our expected future cash flows, a sustained, significant decline in our stock price and market capitalization, a significant adverse change in industry or economic trends, unanticipated competition, slower growth rates, and significant changes in the manner of the use of our assets or the strategy for our overall business. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact on our consolidated financial statements. For example, due to  business developments during 2012, including the loss of standard position for some of its products at two OEM customers, our Gunite reporting unit recorded goodwill, intangibles, and property, plant and equipment impairments of $62.8 million, $36.8 million and $34.1 million for the year ended December 31, 2012.  If we determine in the future that there are other potential impairments in any of our reporting units, we may be required to record additional charges to earnings that could have a material adverse effect on our business, results of operations, or financial condition.

We are subject to risks associated with our international operations.

We sell products in international locations and operate plants in Canada and Mexico. In addition, it is part of our strategy to continue to expand internationally. Our current and future international sales and operations are subject to risks and uncertainties, including:

•	possible government legislation;

•	difficulties and costs associated with complying with a wide variety of complex and changing laws, treaties and regulations;

•	unexpected changes in regulatory environments;

•	limitations on our ability to enforce legal rights and remedies;

•	economic and political conditions, war and civil disturbance;

•	tax rate changes;

•	tax inefficiencies and currency exchange controls that may adversely impact our ability to repatriate cash from non-United States subsidiaries;

•	the imposition of tariffs or other import or export restrictions;

•	costs and availability of shipping and transportation;

•	increased competition from global competitors; and

•	nationalization of properties by foreign governments.

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

In the normal course of doing business, we are exposed to risks associated with changes in foreign exchange rates, particularly with respect to the Canadian Dollar and Mexican Peso. From time to time, we use forward foreign exchange contracts, and other derivative instruments, to help offset the impact of the variability in exchange rates on our operations, cash flows, assets and liabilities. At December 31, 2013, however, we had no open foreign exchange forward contracts. Factors that could further impact the risks associated with changes in foreign exchange rates include the accuracy of our sales estimates, volatility of currency markets and the cost and availability of derivative instruments. See “Item 7A— Quantitative and Qualitative Disclosure about Market Risk —Foreign Currency Risk”. In addition, changes in the laws or governmental policies in the countries in which we operate could have a material adverse effect on our business, results of operations, or financial condition.

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

We manufacture our products and provide services at eight facilities and provide logistical services at our just-in-time sequencing facilities in the United States. An interruption in production or service capabilities at any of these facilities as a result of equipment failure or other reasons could result in our inability to produce our products, which would reduce our net sales and earnings for the affected period. In the event of a stoppage in production at any of our facilities, even if only temporary, or if we experience delays as a result of events that are beyond our control, delivery times to our customers could be severely affected. Any significant delay in deliveries to our customers could lead to increased returns or cancellations and cause us to lose future sales. Our facilities are also subject to the risk of catastrophic loss due to unanticipated events such as fires, explosions or violent weather conditions. We may experience plant shutdowns or periods of reduced production as a result of equipment failure, delays in deliveries or catastrophic loss, which expenses in excess of insurance, if any, could have a material adverse effect on our business, results of operations or financial condition.

We are subject to risks relating to our information technology systems, and any failure to adequately protect our critical information technology systems could materially affect our operations.

We rely on information technology systems across our operations, including for management, supply chain and financial information and various other processes and transactions. In addition, we are in the process of a corporate-wide migration to a new enterprise resource planning (“ERP”) software system.  Our ability to effectively manage our business depends on the security, reliability and capacity of these systems. Information technology system failures, network disruptions or breaches of security could disrupt our operations, causing delays or cancellation of customer orders or impeding the manufacture or shipment of products, processing of transactions or reporting of financial results. An attack or other problem with our systems could also result in the disclosure of proprietary information about our business or confidential information concerning our customers or employees, which could result in significant damage to our business and our reputation.

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

As of December 31, 2013, unions represented approximately 64.9 percent of our workforce. As a result, we are subject to the risk of work stoppages and other labor relations matters. Any prolonged strike or other work stoppage at any one of our principal unionized facilities could have a material adverse effect on our business, results of operations or financial condition. We have collective bargaining agreements with different unions at various facilities. These collective bargaining agreements expire at various times over the next few years, with the exception of our union contract at our Monterrey, Mexico facility, which expires on an annual basis. The 2014 negotiations in Monterrey were successfully completed prior to the expiration of our union contract. In 2012, we extended the labor contract at our London, Ontario facility through March 2018.  Also, in 2013 we successfully negotiated our collective bargaining agreement at our Brillion, Wisconsin facility, extending that agreement through June, 2018.  In 2014, we have collective bargaining agreements expiring at our Erie, Pennsylvania and Rockford, Illinois facilities.  We do not anticipate that our 2014 negotiations will have a material adverse effect on our operating performance or cost.

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

Our operations, facilities, and properties are subject to extensive and evolving laws and regulations pertaining to air emissions, wastewater and stormwater discharges, the handling and disposal of solid and hazardous materials and wastes, the investigation and remediation of contamination, and otherwise relating to health, safety, and the protection of the environment and natural resources. The violation of such laws can result in significant fines, penalties, liabilities or restrictions on operations. From time to time, we are involved in administrative or legal proceedings relating to environmental, health and safety matters, and have in the past incurred and will continue to incur capital costs and other expenditures relating to such matters. For example, we are involved in a proceeding regarding alleged violations of stormwater regulations at our Brillion facility, which could subject us to fines, penalties or other liabilities. In connection with that matter, we have made certain capital improvements related to the underlying allegations. Based on current information, we do not expect that this matter will have a material adverse effect on our business, results of operations or financial conditions; however, we cannot assure you that these or any other future environmental compliance matters will not have such an effect.

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

As of December 31, 2013, we had an environmental reserve of approximately $1.5 million, related primarily to our foundry operations. This reserve is based on management’s review of potential liabilities as well as cost estimates related thereto. Any expenditures required for us to comply with applicable environmental laws and/or pay for any remediation efforts will not be reduced or otherwise affected by the existence of the environmental reserve. Our environmental reserve may not be adequate to cover our future costs related to the sites associated with the environmental reserve, and any additional costs may have a material adverse effect on our business, results of operations or financial condition. The discovery of additional environmental issues, the modification of existing laws or regulations or the promulgation of new ones, more vigorous enforcement by regulators, the imposition of joint and several liability under CERCLA or analogous state laws, or other unanticipated events could also result in a material adverse effect.

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

On November 9, 2011, our Board of Directors adopted a Rights Agreement (the “Original Rights Agreement”) pursuant to which one purchase right was distributed as a dividend on each share of our common stock held of record as of the close of business on November 23, 2011.  On November 7, 2012, our Board of Directors adopted an Amended and Restated Rights Agreement (the “Amended and Restated Rights Agreement”), which modified the Original Rights Agreement by extending the term of the Original Rights Agreement to November 9, 2015, subject to stockholder approval at our 2013 annual meeting of stockholders, and making certain other adjustments.  On December 19, 2012, our Board of Directors amended the Amended and Restated Rights Agreement by shortening the term to April 30, 2014, subject to stockholder approval at our 2013 annual meeting of stockholders.  Our stockholders ratified the Amended and Restated Rights Agreement at our 2013 annual meeting and the right will automatically expire and the Amended and Restated Rights Agreement will terminate on April 30, 2014.

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

If a person was able to acquire a substantial amount of our common stock, however, including after the rights expire on the close of business on April 30, 2014, a change of control could be triggered under Delaware General Corporation Law, our ABL credit facility or the indenture governing our senior notes. If a change of control under our ABL credit facility were to occur, we would need to obtain a waiver from our lenders or amend the facility. If a change of control under the indenture were to occur, we could be required to repurchase our senior notes at the option of the holders. If we are unable to obtain a waiver/amendment or repurchase the notes, as applicable, or otherwise refinance these debts, the lenders or noteholders, as applicable, could potentially accelerate these debts, and our liquidity and capital resources could be significantly limited and our business operations could be materially and adversely affected.

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

The change in control severance benefit is payable to an executive if his or her employment is terminated during the Protection Period either by the participating executive for “good reason” or by us without “cause.” The change in control severance benefits for Tier II executives (Messrs. Dauch, Adams, Hazlett, Martin, Risch, and Ms. Blair) consist of a payment equal to 200% of the executive’s salary plus 200% of the greater of (i) the annualized incentive compensation to which the executive would be entitled as of the date on which the change of control occurs or (ii) the average incentive compensation award over the three years prior to termination. The change in control severance benefits for Tier III executives (other key executives) consist of a payment equal to 100% of the executive’s salary and 100% of the greater of (i) the annualized incentive compensation to which the executive would be entitled as of the date on which the change of control occurs or (ii) the average incentive compensation award over the three years prior to termination. If the participating executive’s termination occurs during the Protection Period, the severance and retention agreement also provides for the continuance of certain other benefits, including reimbursement for forfeitures under qualified plans and continued health, disability, accident and dental insurance coverage for the lesser of 18 months (or 12 months in the case of Tier III executives) from the date of termination or the date on which the executive receives such benefits from a subsequent employer. There are currently no Tier I executives with severance and retention agreements.

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

Additionally, our strategy contemplates significant growth in international markets in which we have significantly less market share and experience than we have in our domestic operations and markets. In addition, some of our competitors have established a global footprint.  An inability to penetrate these international markets could adversely affect our results of operations.

Our ability to use net operating losses to offset future taxable income may be subject to certain limitations.

In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (“NOLs”), to offset future taxable income. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Internal Revenue Code. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheet, even if we return to profitability.

Risks Related to Our Indebtedness

Our leverage and debt service obligations could have a material adverse effect on our financial condition or our ability to fulfill our obligations and make it more difficult for us to fund our operations.

As of December 31, 2013, our total gross indebtedness was $345.0 million. Our indebtedness and debt service obligations could have important negative consequences to us, including:

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

Our ABL facility and the indenture governing our senior secured notes contain various covenants that impose operating and financial restrictions on us and/or our subsidiaries. Our failure to comply with any of these covenants, or our failure to make payments of principal or interest on our indebtedness, could result in an event of default, or trigger cross-default or cross-acceleration provisions under other agreements, which could result in these obligations becoming immediately due and payable, and cause our creditors to terminate their lending commitments. Any of the foregoing occurrences could have a material adverse effect on our business, results of operations or financial condition.

Risks Related to Our Emergence from Chapter 11 Bankruptcy Proceedings

Our actual financial results may vary significantly from the projections filed in connection with our October 2009 to February 2010 Chapter 11 bankruptcy proceedings, and investors should not rely on such projections.

Neither the projected financial information that we previously filed with the bankruptcy court in connection with our October 2009 to February 2010 Chapter 11 bankruptcy proceedings nor the financial information included in the Disclosure Statement filed with the bankruptcy court in conjunction with our Chapter 11 bankruptcy proceedings (the “Disclosure Statement”) should be considered or relied on in connection with the purchase of our Common Stock, or other securities. We were required to prepare projected financial information to demonstrate to the Bankruptcy Court the feasibility of the Plan of Reorganization and our ability to continue operations upon emergence from Chapter 11 bankruptcy proceedings. This projected financial information was filed with the Bankruptcy Court as part of our Disclosure Statement approved by the Bankruptcy Court. The projections reflected numerous assumptions concerning anticipated future performance and prevailing and anticipated market and economic conditions that were and continue to be beyond our control and that have not materialized. Projections are inherently subject to uncertainties and to a wide variety of significant business, economic and competitive risks. Our actual results will vary from those contemplated by the projections for a variety of reasons including the subsequent sales of assets related to our discontinued operations, the acquisition of our Camden, South Carolina aluminum wheel manufacturing operations, various restructuring initiatives, and changes in the competitive landscape. Furthermore, the projections were limited by the information available to us as of the date of the preparation of the projections, including production forecasts published by ACT Publications for 2011 and beyond. Therefore, variations from the projections may be material, and investors should not rely on such projections.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The table below sets forth certain information regarding the material owned and leased properties of Accuride as of December 31, 2013. We believe these properties are suitable and adequate for our business.

Facility Overview
Location	Business function	Brands Manufactured	Owned/ Leased	Size (sq. feet)
Evansville, IN	Corporate Headquarters	Corporate	Leased	37,229
London, Ontario, Canada	Heavy- and Medium-duty Steel Wheels, Light Truck Steel Wheels	Accuride	Owned	536,259
Henderson, KY	Heavy- and Medium-duty Steel Wheels, R&D	Accuride	Owned	364,365
Monterrey, Mexico	Heavy- and Medium-duty Steel and Aluminum Wheels, Light Truck Wheels	Accuride	Owned	262,000
Camden, SC	Forging and Machining-Aluminum Wheels	Accuride	Owned	80,000
Erie, PA	Forging and Machining-Aluminum Wheels	Accuride	Leased	421,229
Springfield, OH	Assembly Line and Sequencing	Accuride	Owned	136,036
Whitestown, IN	Subleased to unrelated third party	None	Leased	364,000
Batavia, IL	Warehouse	Various	Leased	170,462
Rockford, IL	Wheel-end Foundry, Warehouse, Administrative Office	Gunite	Owned	619,000
Brillion, WI	Molding, Finishing, Administrative Office	Brillion	Owned	593,200
Portland, TN	Leased to unrelated third party	None	Owned	86,000
Elkhart, IN	Idle facility	None	Owned	258,000

Our Erie, Pennsylvania property may be purchased for a nominal sum, subject to refinancing of $1.7 million from the local government economic development organization.  There are no plans to purchase this property.

Our Elkhart, Indiana facility ceased manufacturing operations on November 30, 2012. All manufacturing operations for this facility have been consolidated into our Rockford, Illinois facility.  Our Whitestown, Indiana facility operations were moved to Batavia, Illinois in the second half 2013 and this facility is currently being subleased to an unrelated third party.  Our Portland, Tennessee facility operations were ceased by Imperial Group on August 1, 2013, this facility is currently being leased to the purchaser of the Imperial Group assets (See Note 2-Discontinued Operations for further explanation.)

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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

As of February 28, 2014, there were approximately 10 holders of record of our postpetition Common Stock, although there are substantially more beneficial owners.

The following table sets forth the high and low sale prices of our Common Stock during 2012 and 2013.

	High	Low
Fiscal Year Ended December 31, 2012
First Quarter	$9.14	$6.90
Second Quarter	$9.03	$5.39
Third Quarter	$6.24	$4.49
Fourth Quarter	$4.92	$2.21
Fiscal Year Ended December 31, 2013
First Quarter	$5.74	$3.12
Second Quarter	$5.83	$4.26
Third Quarter	$6.88	$4.80
Fourth Quarter	$5.33	$3.10

On February 28, 2014, the closing price of our Common Stock was $4.41.

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

2010 RESTRICTED STOCK UNIT AWARDS

In May 2010, we entered into individual restricted stock unit agreements with certain employees of the Company and its subsidiaries that provided for the issuance of up to 178,268 shares of Common Stock. The RSUs entitled the recipients to receive a corresponding number of shares of the Company's Common Stock on the date the RSU vests. The RSUs were not granted under the terms of any plan and are evidenced by the previously filed form Restricted Stock Unit Agreement. The RSUs vested one-third annually over three years subject to the employee's continued employment with the Company. The final tranche of these RSU awards vested in May, 2013.

In August 2010, we entered into individual restricted stock unit agreements with members of our Board of Directors that provided for the issuance of up to 55,790 shares of Common Stock. The RSUs entitled the recipients to receive a corresponding number of shares of the Company's Common Stock on the date the RSU vests. The RSUs were not granted under the terms of any plan and are evidenced by the previously filed form Restricted Stock Unit Agreement. 30,429 RSUs vested on March 1, 2011 and the 7,246 RSU awards that remain outstanding are projected to vest on March 1, 2014 subject to the director’s continued service with the Company. The RSUs will fully vest upon a change in control of the Company, as defined in the Restricted Stock Unit Agreement.

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

On March 21, 2013 the Compensation Committee of the Board of Directors approved restricted stock unit grants to certain employees of the Company that were effective as of March 21, 2013. The grant was split evenly into service-based and performance based-awards.  The service-based restricted stock unit awards will vest annually over a four year period, with 20 percent vesting on each of March 5, 2014, March 5, 2015, and March 5, 2016, and the final 40 percent vesting on March 5, 2017. The performance-based awards will vest upon meeting the threshold criteria for the performance period, which is January 1, 2013 through December 31, 2015.  The restricted stock unit awards include double trigger change in control vesting provisions, as described in the award agreements.

The following table gives information about equity awards as of December 31, 2013:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,448,515	$6.87	1,836,247
Equity compensation plans not approved by security holders	7,246	$13.00	—

PERFORMANCE GRAPH

The following graph shows the total stockholder return of an investment of $100 in cash on March 3, 2010, the date public trading commenced in our postpetition Common Stock, to December 31, 2013 for (i) our postpetition Common Stock, (ii) the S&P 500 Index, and (iii) a peer group of companies we refer to as “Commercial Vehicle Suppliers.” Five year historical data is not presented as a result of the bankruptcy and since the financial results of the Successor Company are not comparable with the results of the Predecessor Company. We believe that a peer group of representative independent commercial vehicle suppliers of approximately comparable size and products to Accuride is appropriate for comparing shareowner return. The Commercial Vehicle Suppliers group consists of Meritor, Inc., Commercial Vehicle Group, Inc., Cummins, Inc., Eaton Corporation, and Stoneridge, Inc. All values assume reinvestment of the full amount of all dividends and are calculated through December 31, 2013.

	March 3, 2010	December 31, 2010	December 31, 2011	December 31, 2012	December 31, 2013
Accuride Corporation	$100.0	$117.6	$52.7	$23.8	$27.6
S&P 500 Index	$100.0	$112.4	$112.4	$127.5	$165.2
Commercial Vehicle Suppliers	$100.0	$173.8	$136.3	$169.9	$224.4

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

Selected Historical Operations Data (In thousands, except per share data)

	Successor Year Ended December 31,
(In thousands except per share data)	2013	2012	2011	Successor Period from February 26 through December 31, 2010	Predecessor Period from January 1 through February 26, 2010	Predecessor Year Ended December 31, 2009(1)
Operating Data:
Net sales	$642,883	$794,634	$804,537	$513,581	$79,633	$442,390
Gross profit (loss) (a)	43,956	51,001	77,610	40,957	3,048	(266)
Operating expenses(b)	45,188	56,499	56,883	54,135	6,278	51,214
Goodwill and other intangible asset impairment expenses(c)	—	99,606	—	—	—	2,830
Property, Plant and Equipment Impairment Expense	—	34,126	—	—	—	—
Income (loss) from continuing operations	(1,232)	(139,230)	20,727	(13,178)	(3,230)	(54,310)
Operating income (loss) margin(d)	0.2%	(17.5)%	2.6%	(2.6)%	(4.1)%	(12.3)%
Interest expense, net	(35,027)	(34,938)	(34,097)	(33,450)	(7,496)	(59,753)
Loss on extinguishment of debt	—	—	—	—	—	(5,389)
Other income (expense), net(e)	(320)	(864)	3,627	2,575	566	6,888
Inducement expense	—	—	—	(166,691)	—	—
Non-cash gains on mark-to-market valuation of convertible debt	—	—	—	75,574	—	—
Reorganization items (f)	—	—	—	—	59,311	(14,379)
Income tax (expense) benefit	10,244	1,657	(7,761)	2,207	1,931	(2,376)
Discontinued operations, net of tax	(11,978)	(4,632)	473	6,431	(280)	(10,793)
Net income (loss)	(38,313)	(178,007)	(17,031)	(126,532)	50,802	(140,112)

Other Data (2):
Net cash provided by (used in):
Operating activities	$(5,081)	$28,030	$(1,537)	$10,410	$(20,773)	$(39,312)
Investing activities	8,089	(58,194)	(40,014)	6,085	(2,012)	(34,873)
Financing activities	3,667	—	20,000	(18,376)	46,611	7,030
Adjusted EBITDA(g)	46,037	62,788	86,085	61,555	4,683	23,671
Depreciation, amortization, and impairment(h)	44,329	192,847	51,278	43,759	7,532	55,665
Capital expenditures	38,855	59,194	58,371	16,328	1,457	20,364
Ratio: Earnings to Fixed Charges(i)	(0.4)	(4.01)	0.71	(3.04)	7.56	(1.12)
Deficiency(i)	36,579	175,032	9,743	135,170	—	126,943

Balance Sheet Data (end of period):
Cash and cash equivalents	$33,426	$26,751	56,915	$78,466	$80,347	$56,521
Working capital(j)	25,843	29,202	54,745	37,518	40,245	65,803
Total assets	611,777	677,816	868,862	874,050	905,246	671,670
Total debt	330,183	324,133	323,082	302,031	604,113	397,472
Liabilities subject to compromise (k)	—	—	—	—	—	302,114
Stockholders’ equity (deficiency)	61,884	64,873	257,383	298,099	39,034	(228,266)

Earnings (Loss) Per Share Data:(l)
Basic/Diluted – Continuing operations	$(0.56)	$(3.66)	$(0.37)	$(8.48)	$1.06	$(3.31)
Basic/Diluted – Discontinued operations	(0.25)	(0.10)	0.01	0.41	0.01	(0.28)
Basic/Diluted – Total	$(0.81)	$(3.76)	$(0.36)	$(8.07)	$1.07	$(3.59)
Weighted average common shares outstanding:
Basic	47,548	47,378	47,277	15,670	47,572	39,028
Diluted	47,548	47,378	47,277	15,670	47,572	39,028
[Missing Graphic Reference]
(1)	Debtors-in-possession as of October 8, 2009

(2)	Other data includes balances from discontinued operations

(a)
Gross profit for 2009 was impacted by non-cash pension curtailment charges of $2.9 million in our London, Ontario facility, operational restructuring related charges of $5.2 million primarily due to warehouse abandonment charges and employee severance related items, and $5.6 million in other severance charges unrelated to our restructuring activities. Gross profit for 2010 for the Successor Company was impacted by $3.0 million for fresh-start inventory valuation adjustments. Gross profit for 2011 was impacted by $2.0 million of costs related to the consolidation of our Imperial Portland, TN location. Gross profit in 2012 was impacted by $3.0 million of costs related to the facilities consolidation of our Gunite operations, $4.7 million accelerated depreciation for idle equipment at our Wheels reporting segment, and $3.2 million of accelerated depreciation for obsolete equipment at our Brillion reporting segment. Gross profit in 2013 was impacted by $0.9 million in loss on the Camden sale/leaseback transaction.

(b)
Includes $2.4 million, $3.1 million, $2.4 million, $1.1 million, and $0.3 million of stock-based compensation expense during the years ended December 31, 2013, 2012, 2011, 2010, and 2009, respectively. The stock-based compensation expense in 2010 was fully recognized by the Successor Company. Operating expenses for 2009 reflects $25.9 million of charges related to our credit agreement and Chapter 11 filing. Operating expenses for the Successor Company during 2010 reflect $14.9 million of charges and fees related to bankruptcy, relisting and our senior secured notes offering.

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

	Successor Year Ended December 31,
(In thousands)	2013	2012	2011	Successor Period from February 26 through December 31, 2010	Predecessor Period from January 1 through February 26, 2010	Predecessor Year Ended December 31, 2009
Net income (loss)	$(38,313)	$(178,007)	$(17,031)	$(126,532)	$50,802	$(140,112)
Income tax expense (benefit)	(10,244)	(1,657)	7,408	1,591	(1,534)	2,384
Interest expense, net	35,027	34,938	34,097	33,450	7,496	65,142
Depreciation and amortization	44,329	59,115	51,278	43,759	7,532	52,335
Goodwill & other intangible asset impairment	—	99,606	—	—	—	3,330
Property, plant, and equipment impairment	—	34,126	—	—	—	—
Restructuring, severance and other charges1	11,550	10,113	4,806	19,091	(59,092)	46,867
Other items related to our credit agreement2	3,688	4,554	5,527	90,196	(521)	(6,275)
Adjusted EBITDA	$46,037	$62,788	$86,085	$61,555	$4,683	$23,671

1.	Restructuring, severance and other charges are as follows:

	Successor Year Ended December 31,
(In thousands)	2013	2012	2011	Successor Period from February 26 through December 31, 2010	Predecessor Period from January 1 through February 26, 2010	Predecessor Year Ended December 31, 2009
Restructuring, severance, and curtailment charges	$1,235	$5,071	$2,216	$338	$219	$11,573
(Gain) Loss on sale of assets (i)	9,985	—	—	—	—	256
Other items (ii)	330	5,042	2,590	18,753	(59,311)	35,038
Total	$11,550	$10,113	$4,806	$19,091	$(59,092)	$46,867

i.
In 2008, we recognized a loss on the sale of assets at our Anniston, Alabama, facility of $3.1 million and charges of $0.2 million were recognized in 2009 as part of the 2008 sale of assets. In 2013, we recognized a loss on the sale of assets at our Imperial segment of $11.8 million and a gain of $2.0 million from the receipt of earn-out in connection with the sale of our Fabco subsidiary.

ii.
Other items in 2013 included $0.3 million of fees related to divestiture and acquisition.  Other items in 2012 included $4.5 million of fees related to divestiture and acquisition and $0.3 million of fees related to the Company’s anti-dumping petition before the U.S. International Trade Commission. Other items in 2011 included $1.3 million of fees related to divestitures and acquisitions. Other items in 2010 for the Successor Company included $15.7 million of fees related to bankruptcy, relisting, activities related to divestitures and our senior secured notes offering and $3.0 million for fresh-start inventory valuation adjustments. Other items in 2009 included $31.6 million of reorganization and prepetition professional fees and $3.4 million for warehouse abandonment costs associated with the consolidation of our Taylor and Bristol warehouses. Other items in 2008 included $3.3 million for product development costs in our seating business.

2.
Items related to our credit agreement refer to other amounts utilized in the calculation of financial covenants in Accuride’s senior debt facility. Items related to our credit agreement that are included in this summary are primarily currency gains or losses and non-cash related charges for share-based compensation.

	Successor Year Ended December 31,
(In thousands)	2013	2012	2011	Successor Period from February 26 through December 31, 2010	Predecessor Period from January 1 through February 26, 2010	Predecessor Year Ended December 31, 2009
Currency gains and losses	$418	$1,435	$3,130	$(2,022)	$(521)	$(6,608)
Non-cash mark-to-market valuation (gains) and losses on convertible debt	—	—	—	(75,574)	—	—
Loss on operating lease	859	—	—	—	—	—
Inducement expense	—	—	—	166,691	—	—
Non-cash share-based compensation	2,411	3,119	2,397	1,101	—	333
Total	$3,688	$4,554	$5,527	$90,196	$(521)	$(6,275)

(h)	During 2012 we recognized impairment losses of $133.7 million.
(i)	The ratio of earnings to fixed charges and deficiency, as defined by SEC rules, is calculated as follows:

	Successor Year Ended December 31,
(In thousands except ratio data)	2013	2012	2011	Successor Period from February 26 through December 31, 2010	Predecessor Period from January 1 through February 26, 2010	Predecessor Year Ended December 31, 2009
Net income (loss)	$(38,313)	$(178,007)	$(17,031)	$(126,532)	$50,802	$(140,112)
Less:
Discontinued operations, net of tax	(11,978)	(4,632)	473	6,431	(280)	(10,793)
Income tax (expense) benefit	10,244	1,657	(7,761)	2,207	1,931	(2,376)
Income (loss) before income taxes from continuing operations	(36,579)	(175,032)	(9,743)	(135,170)	49,151	(126,943)
“Fixed Charges” (interest expense, net)	35,027	34,938	34,097	33,450	7,496	59,753
“Earnings”	$(1,552)	$(140,094)	$24,354	$(101,720)	$56,647	$(67,190)

Ratio: Earnings to Fixed Charges	(0.04)	(4.01)	0.71	(3.04)	7.56	(1.12)
Deficiency	$36,579	$175,032	$9,743	$135,170	$—	$126,943

(j)	Working capital represents current assets less cash and current liabilities, excluding debt.

(k)
As a result of the Chapter 11 filings in 2009, the payment of prepetition indebtedness was subject to compromise or other treatment under a plan of reorganization. In accordance with applicable accounting standards, we are required to segregate and disclose all prepetition liabilities that were subject to compromise. Refer to Note 7.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) describes matters we consider important to understanding the results of our operations for each of the three years in the period ended December 31, 2013, and our capital resources and liquidity as of December 31, 2013 and 2012.

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

Our primary product lines are standard equipment used by many North American heavy- and medium-duty truck OEMs. We believe that substantially all heavy-duty truck models manufactured in North America contain one or more Accuride or Gunite components.

Our diversified customer base includes substantially all of the leading commercial vehicle OEMs, such as Daimler Truck North America, LLC, with its Freightliner and Western Star brand trucks, PACCAR, with its Peterbilt and Kenworth brand trucks, Navistar, with its International brand trucks, and Volvo/Mack, with its Volvo and Mack brand trucks. Our primary commercial trailer customers include leading commercial trailer OEMs, such as Great Dane Limited Partnership, Wabash National, Inc. Utility Trailer Manufacturing Company, and Wabash National, Inc. Our major light truck customer is General Motors Corporation. Our product portfolio is supported by strong sales, marketing and design engineering capabilities and is manufactured in eight strategically located, technologically-advanced facilities across the United States, Mexico and Canada.

Key economic factors on our cost structure are raw material costs and production levels. Higher production levels enable us to spread costs that are more fixed in nature over a greater number of commercial vehicle products. We use the commercial vehicle production levels forecasted by industry experts to help us predict our production levels in our wheel and wheel-end businesses along with other assumptions for aftermarket demand. Raw material costs represent the most significant component of our product cost and are driven by a combination of purchase contracts and spot market purchases as discussed in Item 1. “Raw Materials and Suppliers” and elsewhere in this report.

Business Outlook

Recent global market and economic conditions have been challenging with slow economic growth in most major economies expected to continue into 2014. These factors have led to continued softness in spending by businesses and consumers alike. Continued slow economic growth in the U.S. and international markets and economies coupled with relative flatness in business and consumer spending may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our customers.

The heavy- and medium-duty truck and commercial trailer markets, the related aftermarket, and the global industrial, construction, and mining, markets are the primary drivers of our sales. The commercial vehicle manufacturing and replacement part markets are, in turn, directly influenced by conditions in the North American truck industry and generally by conditions in other industries which indirectly impact the truck industry, such as the home-building industry, and by overall economic growth and consumer spending.  The global industrial, construction, and mining markets are driven by more macro- and global economic conditions, such as coal, oil and gas exploration, demand for mined products that are converted into industrial raw materials such as steel, iron and copper, and global construction trends.  Industry forecasts predict marginal growth in class 5-8 commercial vehicle builds in 2014 compared to 2013 as the industry starts to show signs of improving with customers focused on replacement of older active commercial vehicles on the road.  With regards to trailer production, industry experts expect year over year sales in 2014 to be flat versus 2013.  With our core aftermarket business, industry experts predict year over year sales that show flat to marginal growth.  Our Gunite business experienced a loss of

OEM market share during 2012, which continued to impact our operating results in 2013.  Our Brillion castings business, driven more by global industrial, construction, and mining markets expects flat to slightly marginal year over year growth, as customers continue to manage their inventory levels in the down market.

Our markets and those of our customers are becoming increasingly competitive as the global and North American economic recoveries remain sluggish.  In the North American commercial vehicle market, OEMs are competing to maintain or increase market share in the face of evolving emissions regulations, increasing customer emphasis on light weight and fuel efficient platforms and a tepid economic recovery that is holding new equipment purchases at replacement (rather than expansionary) levels.  Shifts in the market share held by each of our OEM customers impact our business to varying degrees depending on whether our products are designated as standard or optional equipment on the various platforms at each OEM.  Recently, a number of platforms on which our products are standard equipment have lost market share, which has impacted our business.  We are also continuing to see the impacts of low cost country sourced products in our markets, which has particularly impacted the aftermarket for steel wheels and brake drums and has further impacted our Gunite business through the loss of primary position with two of our OEM customers in 2012.  Further, broader economic weaknesses in industrial manufacturing impacted our Brillion business through reduced customer orders during 2013.  We expect this weakness and lower demand in Brillion’s markets to continue into 2014.  Approximately 75 percent of our Gunite business is tied to the North American Aftermarket, with the remaining 25 percent tied to the North American Class 8 segment.

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

The “fix” portion of the Accuride “fix and grow” strategy is substantially complete, and we stand ready to service the industry as it recovers.  The consolidation of machining assets from our Elkhart, Indiana and Brillion, Wisconsin facilities to our Gunite Rockford, Illinois facility has been completed.  Installation of new machining assets has also been completed at our Gunite Rockford, Illinois facility.  The relative weakness in the markets in 2013 allowed Accuride to focus its efforts on finalizing the “fix” portion of our strategy while also allowing us to revisit our cost structure more closely.  In combination with our lean manufacturing efforts, overall operational costs have been reduced so that Accuride has greater flexibility to adjust with fluctuations in customer volume in the future.  With the sale of our Imperial business in 2013, we have and continue to look at further fixed cost administration actions that will help equate spending relative to the change in our base sales of continuing operation.  Note that we cannot accurately predict the commercial vehicle or broader economic cycle, and any deterioration of the current economic recovery may lead to further reduced spending and deterioration in the markets we serve.

On March 30, 2011, we, along with one other United States domestic commercial vehicle steel wheel supplier, filed antidumping and countervailing duty petitions with the United States International Trade Commission and the United States Department of Commerce alleging that manufacturers of certain steel wheels in China are dumping their products in the United States and that these manufacturers have been subsidized by their government in violation of United States trade laws.  In May 2011, the International Trade Commission issued a preliminary determination that there was a reasonable indication that the U.S. steel wheel industry is materially injured or threatened with material injury by reason of imports from China of certain steel wheels, and began the final phase of its investigation.  In August 2011, the U.S. Department of Commerce issued a preliminary determination of countervailing duties on steel wheels imported from China ranging from 26.2 percent to 46.6 percent ad valorem, and in October 2011, the U.S. Department of Commerce issued a preliminary determination of antidumping duty margins ranging from 110.6 percent to 243.9 percent ad valorem.  On March 19, 2012, the Department of Commerce made final determinations of dumping and subsidy margins which cumulatively were approximately 70 percent to 228 percent ad valorem.  However, on April 17, 2012, the International Trade Commission determined that the domestic industry has not been injured and was not presently threatened with injury from subject imports, and consequently withdrew all import duties on the subject imports.  Subsequent to the International Trade Commission’s decision, we have seen a resurgence of steel wheel imports from China in the aftermarkets we serve, creating a challenging competitive environment for the foreseeable future.  We will continue to evaluate the trade practice related to these and other imports impacting our markets as well as the merits of filing a new petition with the International Trade Commission.

In addition to improving our operations, we have taken steps to improve our liquidity to ensure access to the funds required to finance our business throughout the cycle and to focus our efforts on our core markets.  On July 11, 2013, we entered into a new senior secured asset-based lending facility (the “New ABL Facility”) and used borrowing under that facility and cash on hand to repay all amounts outstanding under the Prior ABL Facility, and to pay related fees and expenses.  For additional information on our New ABL Facility, see “Capital Resources and Liquidity-Bank Borrowing.  Further, on August 1, 2013, the Company announced that it completed the sale of substantially all of the assets of its non-core Imperial Group business to Imperial Group Manufacturing, Inc., a new company formed and capitalized by Wynnchurch Capital for total cash consideration of $30.0 million at closing, plus a contingent earn-out totaling up to $2.25 million.  Pursuant to the provisions of the purchase agreement, subject to certain limited exceptions, the purchaser purchased from Imperial all equipment, inventories, accounts receivable, deposits, prepaid expenses, intellectual property, contracts, real property interests, transferable permits and other intangibles related to the business and assumed Imperial’s trade and vendor accounts payable and performance obligations under those contracts included in the purchased assets. The real property interests acquired by the purchaser include ownership of three plants located in Decatur, Texas, Dublin, Virginia and Chehalis, Washington and a leasehold interest in a plant located in Denton, Texas. Imperial retained ownership of a plant property located in Portland, Tennessee and recorded a $2.5 million impairment charge related to that facility. The Company leased the Portland, Tennessee facility to the purchaser under a two-year lease with the option of the Purchaser to renew the lease for one additional year.  A portion of the proceeds from the sale were used to repay outstanding indebtedness under our New ABL Facility.

As of November 30, 2012, the Company considered the impact of business developments in its Gunite reporting unit including a loss of customer market share and evidence of declining aftermarket sales due to increased competition in the marketplace.  The Gunite reporting unit had goodwill of $62.8 million and other intangible assets of $36.8 million at November 30, 2012. In addition, the Company had also experienced a recent decline in its stock price to an amount below the existing book value as of November 30, 2012.  As part of the Company’s annual impairment review, the Gunite reporting segment failed the step one goodwill impairment test, meaning that the estimate of fair value of the segment was below book value.  The Company estimated the fair value utilizing a discounted cash flow model, as the Company believed it was the most reliable indicator of fair value.  Therefore, the second step of the analysis was performed and resulted in recognizing goodwill and other intangible asset impairment charges of $62.8 million and $36.8 million, respectively.  The impairment charges were the result of lower volume demands due to lost market share at Gunite, overall reduced production levels of the commercial vehicle market and its aftermarket segments in North America, operating losses for the past 3 years, and other factors.

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

Comparison of Fiscal Years 2013 and 2012

	Year Ended December 31,
(In thousands)	2013	2012
Net sales	$642,883	$794,634
Cost of goods sold	598,927	743,633
Gross profit	43,956	51,001
Operating expenses	45,188	56,499
Goodwill and other intangible asset impairment expenses	—	99,606
Property, plant, and equipment impairment expense	—	34,126
Income (loss) from operations	(1,232)	(139,230)
Interest (expense), net	(35,027)	(34,938)
Other income, net	(320)	(864)
Income tax provision (benefit)	(10,244)	(1,657)
Loss from continuing operations	(26,335)	(173,375)
Discontinued operations, net of tax	(11,978)	(4,632)
Net loss	$(38,313)	$(178,007)

Net Sales

	Year Ended December 31,
(In thousands)	2013	2012
Wheels	$364,614	$414,340
Gunite	168,988	221,974
Brillion	109,281	158,320
Total	$642,883	$794,634

Our net sales for 2013 of $642.9 million were $151.7 million, or 19.1 percent, below our net sales for 2012 of $794.6 million. Net sales declined by approximately $144.2 million primarily due to lower volume demand resulting from decreased production levels of the commercial vehicle OEM market, loss of OEM and aftermarket business, reduced sales by our Gunite business unit due to the loss of OEM business in the second half of 2012 and a continued downturn in the global industrial, construction, and mining markets that Brillion serves. Also, adding to the reduced sales was $7.5 million in decreased pricing, which primarily represented a pass-through of decreased raw material and commodity costs.

Net sales for our Wheels segment decreased by $49.7 million, or 12.0 percent, during 2013 primarily due to decreased combined volume for the three major OEM segments (see OEM production builds in the table below) and loss of aftermarket business due to an unfavorable antidumping ruling in the first half of 2012. Net sales for our Gunite segment declined by $53.0 million, or 23.9 percent, due to a reduction of $55.0 million due to the previously disclosed loss of standard position at two of its major OEM customers, partially offset by $2.0 million in increased pricing related to a pass-through of raw material costs. Our Gunite products have a higher concentration of aftermarket demand due to its brake drum products, which are replaced more frequently than our other products. Our Brillion segment’s net sales decreased by $49.0 million, or 31.0 percent during 2013 due to a continued downturn in the global industrial, construction, and mining markets that Brillion serves.

North American commercial vehicle industry production builds per ACT (see Item 1) were, as follows:

	For the year ended December 31,
	2013	2012
Class 8	245,496	277,490
Classes 5-7	201,311	188,165
Trailer	238,527	236,841

While we serve the commercial vehicle aftermarket segment, there is no industry data to compare our aftermarket sales to industry demand from period to period.  However, we do expect to experience increased competition from low-cost country

sourced products that compete with our Wheels and Gunite operating segments.   Approximately 70 percent of our Wheels business is tied to the OEM markets noted in the table above, with the remaining 30 percent tied to the aftermarket.

Cost of Goods Sold

The table below represents the significant components of our cost of goods sold.

	Year Ended December 31,
(In thousands)	2013	2012
Raw materials	$288,866	$369,563
Depreciation	34,682	47,103
Labor and other overhead	275,379	326,967
Total	$598,927	$743,633

Raw materials costs decreased by $80.7 million, or 21.8 percent, during the year ended December 31, 2013 due to decreased pricing of approximately $6.1 million, or 1.7 percent, and reduced sales volume of approximately $74.6 million, or 20.1 percent. The price decreases were primarily related to steel and aluminum material mechanisms with customers, which represent nearly all of our material costs.

Depreciation decreased by $12.4 million, or 26.5 percent during the year ended December 31, 2013 due to the reduction in the capital basis of the three business units’ fixed assets as of December 31, 2012, offset partially by capital investments across those same business units during 2013.

Operating Expenses

	Year Ended December 31,
(In thousands)	2013	2012
Selling, general, and administration	$30,735	$38,851
Research and development	5,695	6,623
Depreciation and amortization	8,758	11,025
Total	$45,188	$56,499

Selling, general, and administrative costs decreased by $9.0 million in 2013 compared to 2012 due to costs reductions in spending and staffing. Not included in the table above were impairment charges for the Gunite reporting segment for the year ended December 31, 2012 of $99.6 million related to goodwill and other intangible assets and $34.1 million related to property, plant, and equipment.

Operating Income (Loss)

	Year Ended December 31,
(In thousands)	2013	2012
Wheels	$30,883	$44,928
Gunite	2,599	(151,940)
Brillion	1,027	11,969
Corporate/Other	(35,741)	(44,187)
Total	$(1,232)	$(139,230)

Operating income for the Wheels segment was 8.5 percent of its net sales for the year ended December 31, 2013 compared to 10.8 percent for the year ended December 31, 2012. The decline in operating income was primarily a result of weak Class 8 commercial vehicle industry conditions in 2013 coupled with reduced commercial vehicle market share held by one of our main OEM customers, which resulted in fewer vehicles sold by that OEM and correspondingly fewer wheels purchased from us.  Accuride’s market share this OEM customer remained steady, however, only that customer’s share within their own industry deteriorated. Operating income for the Gunite segment was 1.5 percent of its net sales for the year ended December 31, 2013 compared to a loss of 68.4 percent of its net sales for the year ended December 31, 2012. The increase in operating income was primarily due to the non-recurrence of $133.7 million in impairment charges (see Footnotes 4 and 6 to the consolidated financial statements in Part IV, Item 15) and  the impact of synergies gained from new equipment installed and the consolidation of Gunite’s Elkhart and Brillion machining assets into its Rockford facility.

Operating income for the Brillion segment was 0.9 percent of its net sales for the year ended December 31, 2013 compared to 7.6 percent of its net sales for the year ended December 31, 2012. Sales volume for our Brillion segment reflected a decrease in the global industrial, construction, and mining markets they serve and key customers looked to significantly reduce their “on hand” inventory.   The margins associated with the higher volume sales in 2012 decreased with the decrease in demand in 2013.

The operating loss for the Corporate segment was $35.7 million, or 6.0 percent of sales from continuing operations for the year ended December 31, 2013 compared to $44.2 million, or 5.9 percent of sales from continuing operations, for the year ended December 31, 2012.  The decrease in overall spending was primarily related to cost reduction efforts by management in response to lower sales.

Impairment

As of November 30, 2012, the Company considered the impact of business developments in its Gunite reporting unit including a loss of customer market share and evidence of declining aftermarket sales due to increased competition in the marketplace.  The Gunite reporting unit had goodwill of $62.8 million and other intangible assets of $36.8 million at November 30, 2012. In addition, the Company had also experienced a recent decline in its stock price to an amount below the existing book value as of November 30, 2012.  As part of the Company’s annual impairment review, the Gunite reporting segment failed the step one goodwill impairment test, meaning that the estimate of fair value of the segment was below book value.  The Company estimated the fair value utilizing a discounted cash flow model, as the Company believed it was the most reliable indicator of fair value.  Therefore, the second step of the analysis was performed and resulted in recognizing goodwill and other intangible asset impairment charges of $62.8 million and $36.8 million, respectively.  The impairment charges were the result of lower volume demands due to lost market share at Gunite, overall reduced production levels of the commercial vehicle market and its aftermarket segments in North America, operating losses for the past 3 years, and other factors.

Interest Expense

Net interest expense remained relatively stable, increasing $0.1 million to $35.0 million for the year ended December 31, 2013 from $34.9 million for the year ended December 31, 2012.

Income Tax Provision

Our effective tax rate for 2013 and 2012 was (28.0) percent and (0.9) percent, respectively. Our tax rate is affected by recurring items, such as change in valuation allowance, tax rates in foreign jurisdictions and the relative amount of income we earn in jurisdictions, which we expect to be fairly consistent in the near term. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. In 2013, we experienced a $3.2 million increase, and a 8.8 percent increase in rates attributable to continuing operations.

Income tax expense or benefit from continuing operations is generally determined without regard to other categories of earnings, such as discontinued operations and Other Comprehensive Income (“OCI”). An exception is provided in ASC 740, Accounting for Income Taxes, when there is aggregate income from categories other than continuing operations and a loss from continuing operations in the current year. In this case, the tax benefit allocated to continuing operations is the amount by which the loss from continuing operations reduces the tax expenses recorded with respect to the other categories of earnings, even when a valuation allowance has been established against the deferred tax assets. In instances where a valuation allowance is established against current year losses, income from other sources, including unrealized gains from pension and post-retirement benefits recorded as a component of OCI, is considered when determining whether sufficient future taxable income exists to realize the deferred tax assets. As a result, for the year ended December 31, 2013, we recognized a tax expense of $12.6 million in OCI related to the unrealized gains on pension and post-retirement benefits, and recognized a corresponding tax benefit of $12.6 million in our results continuing operations.

Discontinued Operations

Discontinued operations represent reclassification of operating results, including gain/loss on sale, for Imperial Group, Fabco Automotive, Bostrom Seating and Brillion Farm, net of tax. The sale of Imperial Group was in 2013, Fabco and Bostrom were in 2011 and the Brillion Farm assets were sold during 2010. We have reclassified current and prior period operating results, including the gain/loss on the sale transactions, to discontinued operations.

Comparison of Fiscal Years 2012 and 2011

Certain operating results from prior periods, including the predecessor periods, have been reclassified to discontinued operations to conform to the current year presentation.

	Year Ended December 31,
(In thousands)	2012	2011
Net sales	$794,634	$804,537
Cost of goods sold	743,633	726,927
Gross profit	51,001	77,610
Operating expenses	190,231	56,883
Income (loss) from operations	(139,230)	20,727
Interest (expense), net	(34,938)	(34,097)
Other income, net	(864)	3,627
Income tax provision (benefit)	(1,657)	7,761
Income (loss) from continuing operations	(173,375)	(17,504)
Discontinued operations, net of tax	(4,632)	473
Net income (loss)	$(178,007)	$(17,031)

Net Sales

	Year Ended December 31,
(In thousands)	2012	2011
Wheels	$414,340	$406,587
Gunite	221,974	251,113
Brillion	158,320	146,837
Total	$794,634	$804,537

Our net sales for 2012 of $794.6 million were $9.9 million or 1.2 percent below our net sales for 2011 of $804.5 million. Net sales declined in 2012 due to the impact of offshore competition coupled with the loss of standard position in our Gunite business at certain OEM customers.

Net sales for our Wheels segment increased 1.9 percent during 2012 primarily due to increased volume for all three major OEM segments (see OEM production builds in the table below). Net sales for our Gunite segment declined by 11.6 percent due to a reduction in units sold of $44.8 million, partially offset by $15.7 million in increased pricing related to a pass-through of raw material costs. Our Gunite products have a higher concentration of aftermarket demand due to the brake drum products, which are replaced more frequently than our other products. Our Brillion segment’s net sales increased by 7.8 percent during 2012 due mainly to increased pricing of $11.3 million related to raw material costs.

North American commercial vehicle industry production builds were, as follows:

	For the year ended December 31,
	2012	2011
Class 8	277,490	255,261
Classes 5-7	188,165	166,798
Trailer	236,841	209,005

While we serve the commercial vehicle aftermarket segment, there is no industry data to compare our aftermarket sales to industry demand from period to period.  However, we do expect to experience increased competition from low-cost country sourced products that compete with our Wheels and Gunite operating segments.

Cost of Goods Sold

The table below represents the significant components of our cost of goods sold.

	Year Ended December 31,
(In thousands)	2012	2011
Raw materials	$369,563	$354,412
Depreciation	47,103	38,037
Labor and other overhead	326,967	334,478
Total	$743,633	$726,927
Raw materials costs increased by $15.2 million, or 4.3 percent, during the year ended December 31, 2012 due to increased pricing of approximately of $15.6 million or 4.4 percent, partially offset by reduced sales volume of approximately $0.4 million, or 0.1 percent. The price increases were primarily related to steel and aluminum, which represent nearly all of our material costs.

Depreciation increased by $9.1 million, or 23.8 percent during the year ended December 31, 2012 due to increased capital investments across our businesses.

Operating Expenses

	Year Ended December 31,
(In thousands)	2012	2011
Selling, general, and administration	$38,851	$40,673
Research and development	6,623	4,787
Depreciation and amortization	11,025	11,423
Total	$56,499	$56,883

Selling, general, and administrative costs decreased by $1.8 million in 2012 compared to 2011 due to costs incurred during 2011 that were associated with Gunite’s quality management issues. Research and development costs increased by $1.8 million primarily due to increases in staff and travel expenses related to increased project work. Not included in the table above were impairment charges for the Gunite reporting segment for the year ended December 31, 2012 of $99.6 million related to goodwill and other intangible assets and $34.1 million related to property, plant, and equipment.

Operating Income (Loss)

	Year Ended December 31,
(In thousands)	2012	2011
Wheels	$44,928	$57,864
Gunite	(151,940)	(1,785)
Brillion	11,969	2,301
Corporate/Other	(44,187)	(37,653)
Total	$(139,230)	$20,727

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

Operating loss for the Gunite segment was 68.4 percent of its net sales for the year ended December 31, 2012 compared to 0.7 percent of its net sales for the year ended December 31, 2011. The increase in operating loss was primarily attributable to the impact of increased competition, primarily from low cost countries and the loss of standard position for certain products at two OEM customers in conjunction with $3.0 million of restructuring charges related to closing Gunite’s Elkhart, Indiana facility and $133.7 million in impairment charges (see footnotes 4 and 6 to consolidated financial statements in Part IV Item 15).

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

The operating losses for Corporate were 5.6 percent of sales from continuing operations for the year ended December 31, 2012 and 4.7 percent of sales from continuing operations for the year ended December 31, 2011.  The increase was primarily related to severance and other costs due to management reorganization efforts combined with slightly lower overall sales in 2012 versus 2011.

Impairment

As of November 30, 2012, the Company considered the impact of business developments in its Gunite reporting unit including a loss of customer market share and evidence of declining aftermarket sales due to increased competition in the marketplace.  The Gunite reporting unit had goodwill of $62.8 million and other intangible assets of $36.8 million at November 30, 2012. In addition, the Company had also experienced a recent decline in its stock price to an amount below the existing book value as of November 30, 2012.  As part of the Company’s annual impairment review, the Gunite reporting segment failed the step one goodwill impairment test, meaning that the estimate of fair value of the segment was below book value.  The Company estimated the fair value utilizing a discounted cash flow model, as the Company believed it was the most reliable indicator of fair value.  Therefore, the second step of the analysis was performed and resulted in recognizing goodwill and other intangible asset impairment charges of $62.8 million and $36.8 million, respectively.  The impairment charges were the result of lower volume demands due to lost market share at Gunite, overall reduced production levels of the commercial vehicle market and its aftermarket segments in North America, operating losses for the past 3 years, and other factors.

Interest Expense

Net interest expense increased $0.8 million to $34.9 million for the year ended December 31, 2012 from $34.1 million for the year ended December 31, 2011 due to the draw down on revolving credit facility for part of 2011 compared to the full year ended December 31, 2012.

Income Tax Provision

Our effective tax rate for 2012 and 2011 was (0.9) percent and 79.7 percent, respectively. Our tax rate is affected by recurring items, such as change in valuation allowance, tax rates in foreign jurisdictions and the relative amount of income we earn in jurisdictions, which we expect to be fairly consistent in the near term. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. In 2012, we experienced a $45.9 million increase, and a 24.1 percent decrease in rates resulting from a change in our valuation allowance against deferred tax assets in excess of deferred tax liabilities.

Discontinued Operations

Discontinued operations represent reclassification of operating results, including gain/loss on sale, for Imperial Group, Fabco Automotive, Bostrom Seating and Brillion Farm, net of tax. The sale of the Imperial Group was in 2013. The sales of Fabco and Bostrom were in sold 2011 and the Brillion Farm assets were sold during 2010. We have reclassified current and prior period operating results, including the gain/loss on the sale transactions, to discontinued operations.

Changes in Financial Condition

At December 31, 2013, we had total assets of $611.2 million, as compared to $677.8 million at December 31, 2012. The $66.6 million, or 9.8 percent, decrease in total assets primarily resulted from a reduction of our inventory in accordance with our lean manufacturing initiatives, the sale of our Imperial assets, normal depreciation expense outpacing capital spending and the net impact of lower intangible assets and lower deferred tax assets partially offset by increase in pension assets.

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

The following table summarizes the major components of our working capital as of the periods listed below:

	December 31,	December 31,
(In thousands)	2013	2012
Accounts receivable	$59,520	$64,596
Inventories	39,329	61,192
Deferred income taxes (current)	3,806	4,591
Other current assets	13,187	5,584
Accounts payable	(47,527)	(59,181)
Accrued payroll and compensation	(8,763)	(10,726)
Accrued interest payable	(12,535)	(12,543)
Accrued workers compensation	(4,373)	(5,868)
Other current liabilities	(16,801)	(18,443)
Working Capital	$25,843	$29,202

Significant changes in working capital included:
•
a decrease in accounts receivable of $5.1 million due to  the sale of our Imperial segment and the related receivables of $12.5 million offset by an increase of approximately $7.4 million related to increased sales from continuing operations in the months leading up to the respective period ends;

•	a decrease in inventory of $21.9 million of which an $11.2 million resulted from the execution of lean manufacturing initiatives, and $10.7 million resulted from the sale of our Imperial business;
•	an increase in other current assets due to deposits and repaid rents related to our leaseback activities
•
a decrease in accounts payable of $11.7 million primarily due to an $8.7 million decrease from the sale of our Imperial business and  a $3.0 million decrease in inventory-related purchases during the fourth quarter of 2013.

Capital Resources and Liquidity

Our primary sources of liquidity during the year ended December 31, 2013 were cash reserves and our ABL facility. We believe that cash from operations, existing cash reserves, and our ABL facility will provide adequate funds for our working capital needs, planned capital expenditures and cash interest payments through 2014 and the foreseeable future.

As of December 31, 2013, we had $33.4 million of cash plus $30.2 million in availability under our ABL credit facility for total liquidity of $63.6 million.

No provision has been made for U.S. income taxes related to undistributed earnings of our Canadian foreign subsidiary that we intend to permanently reinvest in order to finance capital improvements and/or expand operations either through the expansion of the current operations or the purchase of new operations. At December 31, 2013, Accuride Canada had $15.6 million of cumulative retained earnings. We distribute earnings for the Mexican foreign subsidiary and expect to distribute earnings annually. Therefore, no deferred tax liabilities have been established for the undistributed earnings of our Mexican foreign subsidiary.

Our ability to fund working capital needs, planned capital expenditures, scheduled debt payments, and to comply with any financial covenants under our ABL credit facility, depends on our future operating performance and cash flow, which in turn are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.  We continue to manage our capital expenditures closely in order to preserve liquidity, while still maintaining our production capacity and making investments necessary to meet competitive threats and to seize upon growth opportunities.

Operating Activities

Net cash used in operating activities for the year ended December 31, 2013 was $5.1 million compared to net cash provided by operating activities for the year ended December 31, 2012 of $28.0 million. We have maintained our significant improvement of working capital management from 2012, the net decrease resulting from a change in working capital in the comparative periods.

Investing Activities

Net cash provided by investing activities was $8.1 million for the year ended December 31, 2013 compared to cash used of $58.2 million for the year ended December 31, 2012. Our most significant cash outlays for investing activities were the purchases of property, plant, and equipment. Our capital expenditures in 2013 were $38.9 million. Our required cash outflows for capital expenditures were reduced by $14.9 million during 2013 related to two sale/leaseback transactions that were entered into during the year and cash inflow of $30.0 million in proceeds from the sale of our Imperial segment. Also, during 2013, we had cash inflows of $2.0 million related to the settlement of a contingent earnout resulting from the sale of our Fabco subsidiary during 2011. During 2012 we had cash inflows of $14.2 million related to a capital lease that was entered into during the year. Capital expenditures for 2014 are expected to be between $22 million and $24 million, which we expect to fund through our cash from operations and existing cash reserves.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2013 totaled $3.7 million related to a net increase in amounts drawn under our ABL credit facility of $5.0 million, offset by cash outlays for the refinancing of the ABL facility. No cash was provided by or used in financing activities for the year ended December 31, 2012.

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

On July 11, 2013, we entered into the New ABL Facility and used $45.3 million of borrowings under the New ABL Facility and cash on hand to repay all amounts outstanding under the Prior ABL Facility and to pay related fees and expenses.  The Prior ABL Facility was terminated as of July 11, 2013.

The New ABL Facility is a senior secured asset based credit facility in an aggregate principal amount of up to $100.0 million, consisting of a $90.0 revolving credit facility and a $10.0 million first-in last-out term facility, with the right, subject to certain conditions, to increase the availability under the facility by up to $50.0 million in the aggregate. The New ABL Facility currently matures on the earlier of (i) July 11, 2018 and (ii) 90 days prior to the maturity date of the Company’s 9.5% first priority senior security notes due August 1, 2018, which may be extended further under certain circumstances pursuant to the terms of the New ABL Facility.  See Note 11 to the Condensed Consolidated Financial Statements above.

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

Restrictive Debt Covenants

Our credit documents (the New ABL Facility and the indenture governing the senior secured notes) contain operating covenants that limit the discretion of management with respect to certain business matters.  These covenants place significant restrictions on, among other things, the ability to incur additional debt, to pay dividends, to create liens, to make certain payments and investments and to sell or otherwise dispose of assets and merge or consolidate with other entities.  In addition, the New ABL Facility contains a fixed charge coverage ratio covenant which will be applicable if the availability under the ABL Facility is less than 10.0% of the amount of the New ABL Facility.  If applicable, that covenant requires us to maintain a minimum ratio of adjusted EBITDA less capital expenditures made during such period (other than capital expenditures financed with the net cash proceeds of asset sales, recovery events, incurrence of indebtedness and the sale or issuance of equity interests) to fixed charges of 1.00 to 1.00.  We are currently and expect to remain in compliance with our covenants through the next twelve months.  However, we continue to operate in a challenging economic environment and our ability to maintain liquidity and comply with our debt covenants may be affected by economic or other conditions that are beyond our control and which are difficult to predict.

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

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations as of December 31, 2013 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods:

	Payments due by period
(In millions)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt(a)	$335.0	$—	$—	$25.0	$310.0
Interest on long-term debt(b)	147.3	29.5	58.9	58.9	—
Interest on variable rate debt(c)	2.9	0.6	1.3	1.0	—
Capital leases	13.5	3.4	6.8	3.3	—
Operating leases	16.8	3.9	7.2	4.9	0.8
Purchase commitments(d)	41.7	41.7	—	—	—
Other long-term liabilities(e)	192.0	18.2	36.5	37.9	99.4
Total obligations(f)	$749.2	$97.3	$110.7	$131.0	$410.2
[Missing Graphic Reference]

(a)	Amounts represent face value of debt instruments due, comprised of $310.0 million aggregate principal amount of senior secured notes and a $25.0 million draw on our ABL facility.

(b)	Interest expense for our senior secured notes, computed at 9.5% per annum.

(c)
Interest expense for our ABL facility initially bear interest at an annual rate subject to changes based on our average excess availability as defined in the ABL facility, equal to, at our option, either LIBOR plus 3.00% or Base Rate plus 1.25%, for loans under the first-in, last-out facility and either LIBOR plus 2.00% or Base Rate plus 0.25%

(d)	The unconditional purchase commitments are principally take-or-pay obligations related to the purchase of certain materials, including natural gas, consistent with customary industry practice.

(e)
Consists primarily of estimated post-retirement and pension contributions for 2014 and estimated future post-retirement and pension benefit payments for the years 2015 through 2023. Amounts for 2024 and thereafter are unknown at this time.

(f)	Since it is not possible to determine in which future period it might be paid, excluded above is the $8.4 million uncertain tax liability recorded in accordance with ASC 740-10, Income Taxes.

Critical Accounting Policies and Estimates

Our consolidated financial statements and accompanying notes have been prepared in accordance with U. S. GAAP applied on a consistent basis. The preparation of financial statements in conformity with U. S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses during the reporting periods.

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

Critical accounting policies and estimates are those where the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and the impact of the estimates and assumptions on financial condition or operating performance is material. We believe our critical accounting policies and estimates, as reviewed and discussed with the Audit Committee of our Board of Directors include impairment of long-lived assets, goodwill, pensions, and income taxes.

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

At November 30, 2013, we evaluated the value of the long-lived assets and determined there were no impairment indicators.

At November 30, 2012, the Company considered the impact of business developments in its Gunite reporting unit including a loss of customer market share and evidence of declining aftermarket sales.  In addition to our concerns with our Gunite business, the Company has also experienced a decline in its stock price to an amount below then current book value.   These events triggered a long-lived asset impairment analysis for Gunite.

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

As a result of our fair value estimates, we adjusted the carrying amount of the Gunite’s personal property to fair value and recognized asset impairment charges of $34.1 at December 31, 2012.  These charges were separately disclosure as a component of operating expenses.  The fair value estimates for the Gunite personal property are based on a valuation premise that assumes the assets’ highest and best use are different than their current use as a result of lower volume demands for Gunite’s products due to the loss of customers, reduced production levels in the commercial vehicle market, and its declining aftermarket segments in North America.  See Note 6, “Property, Plant and Equipment,” for further discussion.

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

In performing the test on goodwill, the Company utilizes the two-step approach.  The first step under this guidance requires a comparison of the carrying value of the reporting units, of which the Company has identified three in total, to the fair value of these reporting units.  The Company uses the income approach to determine the fair value of each reporting unit.  The approach calculates fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting these after-tax cash flows to a present value using a risk-adjusted discount rate and a market approach that uses guideline companies.  If the carrying value of a reporting unit exceeds its fair value, the Company performs the second step of the goodwill impairment test to measure the amount of impairment loss, if any.  The second step of the goodwill impairment test compares the implied fair value of a reporting unit’s goodwill to its carrying value.

When we evaluate goodwill for impairment using a quantitative assessment, we compare the fair value of each reporting segment to its carrying value. We determine the fair value using an income and a market value approach. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows using growth rates and discount rates that are consistent with current market conditions in our industry.  The market approach uses guideline companies.  If the fair value of the reporting unit exceeds the carrying value of the net assets including goodwill assigned to that unit, goodwill is not impaired. If the carrying value of the reporting unit’s net assets including goodwill exceeds the fair value of the reporting unit, then we determine the implied fair value of the reporting unit’s goodwill. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then an impairment of goodwill has occurred and we recognize an impairment loss for the difference between the carrying amount and the implied fair value of goodwill as a component of operating income.

At November 30, 2013, we evaluated the value of the goodwill and determined there were no impairment indicators.

At November 30, 2012, business developments in the Gunite reporting unit including a loss of customer market share, evidence of declining aftermarket sales, overall reduced production levels of the commercial vehicle market, operating losses for the past several years, and recent declines in the Company’s stock price to an amount below book value, the Gunite reporting unit failed the step one goodwill impairment test.  The Company estimated the fair value of the Gunite reporting unit utilizing a discounted cash flow model, as the Company believes it is the most reliable indicator of fair value.  Therefore, the second step of the analysis was performed resulting in the Company recognizing goodwill impairment charges of $62.8 million.  The Wheels and Brillion reporting units both passed the Step One test.  However, the valuation for the Wheels reporting unit is highly dependent upon projected builds for Class 5-8, heavy duty trucks.  A permanent, long-term decline in projected builds for these trucks could have a significant impact on the Wheels reporting unit’s ability to pass the Step 1 test in future periods.

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

As a result of the fair value measurements, no trade names, customer relationship or technology no impairment was recognized for the year ended December 31, 2013.

For the year ended December 31, 2012 Gunite’s trade names, customer relationships and technology, the Company recorded additional impairment charges of these intangible assets totaling $36.8 million.

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

The most significant element in determining our pension income (cost) in accordance with ASC 715-30 is the expected return on plan assets and discount rates. In 2013, we assumed that the expected long-term rate of return on plan assets would be 6.5 percent for our U.S. plans and 5.7 percent for our Canadian plans. The assumed long-term rate of return on assets is applied to a calculated value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over five years. This produces the expected return on plan assets that is included in pension income (cost). The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past asset gains (losses) affects the calculated value of plan assets and, ultimately, future pension income (cost).

The expected return on plan assets is reviewed annually, and if conditions should warrant, will be revised. If we were to lower this rate, future pension cost would increase. For 2014, we currently anticipate increasing our long-term rate of return assumption to 6.7 percent for our U.S. plans and lowering our rate to 5.6 percent for our Canadian plans.

At the end of each year, we determine the discount rates to be used to calculate the present value of each of the plan liabilities. The discount rate is an estimate of the current interest rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate, we look to rates of return on high-quality, fixed-income investments that receive one of the two highest ratings given by a recognized ratings agency. At December 31, 2013, we determined the blended rate to be 4.19 percent. The net effect of changes in the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, has been deferred, in accordance with ASC 715-30.

For the year ended December 31, 2013, we recognized consolidated pretax pension cost of $2.4 million compared to $2.3 million in 2012. We currently expect to contribute $14.3 million to our pension plans during 2014, however, we may elect to adjust the level of contributions based on a number of factors, including performance of pension investments, changes in interest rates, and changes in workforce compensation.

For the year ended December 31, 2013, we recognized consolidated pre-tax post-employment welfare benefit cost of $4.1 million compared to $4.4 million in 2012. We expect to contribute $4.3 million during 2014 to our post-employment welfare benefit plans.

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

We believe that it is reasonably possible that an increase of up to $0.2 million in unrecognized tax benefits related to state exposures may be necessary within the coming year. In addition, we believe that it is reasonably possible that approximately none of our currently remaining unrecognized tax benefits, each of which are individually insignificant, may be recognized by the end of 2014 as a result of a lapse of the statute of limitations.

Recent Developments

See Note 1 for discussions related to recent developments.

Effects of Inflation

The effects of inflation were not considered material during fiscal years 2013, 2012, or 2011.

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

Foreign Currency Risk

Certain forecasted transactions, assets, and liabilities are exposed to foreign currency risk. We monitor our foreign currency exposures to maximize the overall effectiveness of our foreign currency derivatives. The principal currencies of exposure are the Canadian Dollar and Mexican Peso. From time to time, we use foreign currency financial instruments, namely foreign currency derivative contracts, to offset the impact of the variability in exchange rates on our operations, cash flows, assets and liabilities. At December 31, 2013, there were no open foreign exchange forward contracts.

Foreign currency derivative contracts provide only limited protection against currency risks. Factors that could impact the effectiveness of our currency risk management programs include accuracy of sales estimates, volatility of currency markets and the cost and availability of derivative instruments. The counterparty to the foreign exchange contracts is a financial institution with an investment grade credit rating. The use of forward contracts protects our cash flows against unfavorable movements in exchange rates to the extent of the amount under contract.

Raw Material/Commodity Price Risk

We rely upon the supply of certain raw materials and commodities in our production processes, and we have entered into contractual purchase commitments for certain metals and natural gas. A 10% adverse change in pricing (considering 2013 production volume) would cause an increase in expenses of approximately $29 million, which would be reduced through the terms of the sales, supply, and procurement contracts that would allow us to pass along some of these expenses, although in some cases on a delayed basis. Additionally, from time to time, we use commodity price swaps and futures contracts to manage the variability in certain commodity prices on our operations and cash flows. At December 31, 2013, we had no open commodity price swaps or futures contracts.

Interest Rate Risk

We use long-term debt as a primary source of capital. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for our long-term fixed-rate debt and other types of long-term debt at December 31, 2013:

(In thousands)	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Long-term Debt:
Fixed Rate	—	—	—	—	$310,000	$—	$310,000	$306,900
Average Rate	—	—	—	—	9.5%	—	9.5%
Variable Rate	—	—	—	—	$25,000	—	$25,000	$25,000
Average Rate	—	—	—	—	2.6%	—	2.6%

Item 8. Financial Statements and Supplementary Data

Attached, see Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) of the Exchange Act, our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2013. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2013 to ensure that information required to be disclosed under the Exchange Act is recorded, processed, summarized, and reported, within the time period specified in the SEC rules and forms, and to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of published financial statements in accordance with U.S. GAAP.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992). Based on this assessment, our management has concluded that, as of December 31, 2013, our internal controls over financial reporting were effective based on that framework.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Deloitte & Touche LLP, the Company’s independent registered public accounting firm, issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, which is included herein.

Changes in Internal Controls Over Financial Reporting. During the fourth quarter of fiscal 2013, there were no changes to our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by Item 10 is incorporated by reference to the information set forth in our Proxy Statement in connection to our 2014 Annual Meeting of Shareholders (“2014 Proxy Statement”) to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this Form 10-K.

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

Item 11. Executive Compensation

The information required by Item 11 is incorporated by reference to the information set forth in our 2014 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by Item 12 is incorporated by reference to the information set forth in our 2014 Proxy Statement.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by Item 13 is incorporated by reference to the information set forth in our 2014 Proxy Statement.

 Item 14. Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference to the information set forth in our 2014 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following constitutes a list of Financial Statements and Financial Statement Schedules required to be included in this report:

1. Financial Statements

The following financial statements of the Registrant are filed herewith as part of this report:

Report of Independent Registered Public Accounting Firm.
Consolidated Balance Sheets—As of December 31, 2013 and 2012.
Consolidated Statements of Operations and Comprehensive Income (Loss)— For the years ended December 31, 2013, 2012, and 2011.
Consolidated Statements of Stockholders’ Equity (Deficiency) — For the years ended December 31, 2013, 2012 and 2011.
Consolidated Statements of Cash Flows—For the years ended December 31, 2013, 2012 and 2011.
Notes to Consolidated Financial Statements—For the years ended December 31, 2013, 2012 and 2011.

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
Joinder and Amendment to Intercreditor Agreement, dated July 11, 2013, by and among Wells Fargo, National Association, a national banking association, as the New ABL Agent and Deutsche Bank Trust Company Americas, as Senior Secured Notes Collateral Agent. Previously filed as an exhibit to the Form 8-K filed on July 12, 2013 and incorporated herein by reference

4.6	—
Amended and Restated Rights Agreement, dated November 7, 2012, between Accuride Corporation and American Stock Transfer & Trust Company, LLC. Previously filed as an exhibit to the Form 8-K filed on November 8, 2012 and incorporated by reference herein.

4.7	—
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

10.4*	—	Accuride Executive Retirement Allowance Policy, dated December 2008. Previously filed as an exhibit to the Form 10-K filed on March 13, 2009 and incorporated herein by reference.
10.5*	—	Form of Amended & Restated Severance and Retention Agreement (Tier I executives). Previously filed as an exhibit to the Form 10-K filed on March 15, 2012, and incorporated herein by reference.
10.6*	—	Form of Amended & Restated Severance and Retention Agreement (Tier II executives). Previously filed as an exhibit to the Form 10-K filed on March 15, 2012, and incorporated herein by reference.
10.7*	—	Form of Amended & Restated Severance and Retention Agreement (Tier III executives). Previously filed as an exhibit to the Form 10-K filed on March 15, 2012, and incorporated herein by reference.
10.8*	—
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

10.10*	—	Form of Indemnification Agreement between Accuride and its post-petition Directors and Officers. Previously filed as an exhibit to Form 8-K filed on May 5, 2010 and incorporated herein by reference.
10.11*	—	Accuride Corporation Directors’ Deferred Compensation Plan, as amended. Previously filed as an exhibit to the Form 10-K filed on March 28, 2011, and incorporated herein by reference.
10.12*	—	Accuride Corporation Amended and Restated 2010 Incentive Award Plan. Previously filed as an exhibit to the Form 10-Q filed on May 6, 2011, and incorporated herein by reference.

10.13*	—	Letter agreement, dated January 14, 2011, between Accuride Corporation and Richard F. Dauch. Previously filed as an exhibit to Form 8-K filed on February 1, 2011, and incorporated herein by reference.
10.14	—
Agreement of Lease, effective as of January 5, 2009, by and between Accuride Corporation and I-65 Corridor 1, L.L.C. Previously filed as an exhibit to the Form 8-K filed on January 12, 2009, and incorporated herein by reference.

10.15	—
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

10.16*	—
Form of Accuride Corporation 2010 Initial Grant Restricted Stock Unit Award entered into by Accuride Corporation and individual directors of Accuride Corporation. Previously filed as Exhibit 4.4 to Form S-8 filed on August 3, 2010 and incorporated herein by reference.

10.17*	—	Form of Restricted Stock Unit Award Agreement. Previously filed as an exhibit to Form 10-Q filed on May 17, 2010 and incorporated herein by reference.
10.18*	—	Form of Restricted Stock Unit Award Agreement. Previously filed as an exhibit to Form 8-K filed on April 29, 2011 and incorporated herein by reference.
10.19*	—	Form of Restricted Stock Unit Award Agreement (2012 Employee Long Term Incentive Plan).
10.20*	—	Form of Stock Option Award Agreement (2012 Employee Long Term Incentive Plan), previously filed as an exhibit to Form 10-K filed on March 15, 2012, and incorporated herein by reference.
10.21*	—	Form of Performance Share Unit Award Agreement (2013). Previously filed as an exhibit to the Form 8-K filed on March 25, 2013 and incorporated herein by reference.
10.22*	—	Form of Restricted Stock Unit Award Agreement (2013). Previously filed as an exhibit to the Form 8-K filed on March 25, 2013 and incorporated herein by reference.
10.23	—
Asset Purchase Agreement among Accuride EMI, LLC, Accuride Corporation, Forgitron Technologies LLC and Kamylon Partners TBG, LLC, dated June 20, 2011. Previously filed as an exhibit to Form 8-K filed on June 21, 2011 and incorporated herein by reference.

10.24	—
Capital Lease Agreements, dated February 10, 2012, between Accuride Corporation and General Electric Capital Corporation and its affiliates. Previously filed as an exhibit to the Form 8-K filed on February 16, 2012 and incorporated herein by reference.

10.25	—
Investors Agreement, dated December 9, 2012 by and among Accuride Corporation and the Investors party hereto.  Previously filed as an exhibit to the Form 8-K filed on December 20, 2012 and incorporated herein by reference.

10.26	—
Sublease, entered into as of August 8, 2013, by and between Accuride Corporation and Menlo Logistics, Inc.
Previously filed as an exhibit to the Form 8-K filed on August 13, 2013 and incorporated herein by reference.

10.27	—
Lease, entered into as of August 8, 2013, by and between Accuride Corporation and Cabot Acquisition, LLC.  Previously filed as an exhibit to the Form 8-K filed on August 13, 2013 and incorporated herein by reference.

10.28	—
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

21.1†	—	Subsidiaries of the Registrant.
23.1†	—	Consent of Independent Registered Public Accounting Firm
31.1†	—	Section 302 Certification of Richard F. Dauch in connection with the Annual Report of Form 10-K of Accuride Corporation for the fiscal year ended December 31, 2013.
31.2†	—	Section 302 Certification of Gregory A. Risch in connection with the Annual Report of Form 10-K of Accuride Corporation for the fiscal year ended December 31, 2013.
32.1††	—	Section 906 Certification of Richard F. Dauch in connection with the Annual Report on Form 10-K of Accuride Corporation for the fiscal year ended December 31, 2013.
32.2††	—	Section 906 Certification of Gregory A. Risch in connection with the Annual Report on Form 10-K of Accuride Corporation for the fiscal year ended December 31, 2013.
101.INS†	—	XBRL Instance Document
101.SCH†	—	XBRL Taxonomy Extension Schema Document
101.CAL†	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB†	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	—	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF†	—	XBRL Taxonomy Extension Definition Linkbase Document

†           Filed herewith
††           Furnished herewith
*           Management contract or compensatory agreement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 6, 2014

ACCURIDE CORPORATION

By:	/s/ RICHARD F. DAUCH
Richard F. Dauch President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD F. DAUCH	President and Chief Executive Officer (Principal Executive Officer)	March 6, 2014
Richard F. Dauch

/s/ GREGORY A. RISCH	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 6, 2014
Gregory A. Risch

/s/ JOHN W. RISNER	Chairman of the Board of Directors	March 6, 2014
John W. Risner

/s/ ROBIN J. ADAMS	Director	March 6, 2014
Robin J. Adams

/s/ KEITH E. BUSSE	Director	March 6, 2014
Keith E. Busse

/s/ ROBERT E. DAVIS	Director	March 6, 2014
Robert E. Davis

/s/ LEWIS M. KLING	Director	March 6, 2014
Lewis M. Kling

/s/ JAMES R. RULSEH	Director	March 6, 2014
James R. Rulseh

ACCURIDE CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Accuride Corporation and Subsidiaries
Evansville, Indiana

We have audited the accompanying consolidated balance sheets of Accuride Corporation and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, stockholders' deficiency, and cash flows for each of the three years in the period ended December 31, 2013. We also have audited the Company's internal control over financial reporting as of December 31, 2013, based on Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Accuride Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/DELOITTE & TOUCHE LLP
Indianapolis, Indiana
March 6, 2014

ACCURIDE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(In thousands, except for share and per share data)	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$33,426	$26,751
Customer receivables, net of allowance for doubtful accounts of $259 and $549 in 2013 and 2012, respectively	51,382	56,888
Other receivables	8,138	7,708
Inventories	39,329	61,192
Deferred income taxes	3,806	4,591
Prepaid expenses and other current assets	11,894	5,584
Assets held for sale	1,293	—
Total current assets	149,268	162,714
PROPERTY, PLANT AND EQUIPMENT, net	219,624	267,377
OTHER ASSETS:
Goodwill	100,697	100,697
Other intangible assets, net	125,430	134,180
Deferred financing costs, net of accumulated amortization of $3,649 and $4,127 in 2013 and 2012, respectively	6,440	6,741
Deferred income taxes	503	5,052
Other	9,815	1,055
TOTAL	$611,777	$677,816
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$47,527	$59,181
Accrued payroll and compensation	8,763	10,726
Accrued interest payable	12,535	12,543
Accrued workers compensation	4,373	5,868
Accrued and other liabilities	16,801	18,443
Total current liabilities	89,999	106,761
LONG-TERM DEBT	330,183	324,133
DEFERRED INCOME TAXES	17,528	19,021
NON-CURRENT INCOME TAXES PAYABLE	8,367	8,211
OTHER POSTRETIREMENT BENEFIT PLAN LIABILITY	70,584	82,689
PENSION BENEFIT PLAN LIABILITY	20,687	56,438
OTHER LIABILITIES	12,545	15,690
COMMITMENTS AND CONTINGENCIES (Notes 11 and 16)	—	—
STOCKHOLDERS’ EQUITY :
Preferred Stock, $0.01 par value; 10,000,000 shares authorized	—	—
Common Stock, $0.01 par value; 80,000,000 shares authorized, 47,515,155 and 47,385,314 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively, and additional paid-in-capital	440,479	438,277
Accumulated other comprehensive loss	(18,712)	(51,834)
Accumulated deficiency	(359,883)	(321,570)
Total stockholders’ equity	61,884	64,873
TOTAL	$611,777	$677,816

See accompanying notes to consolidated financial statements.

ACCURIDE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,
(In thousands, except per share data)	2013	2012	2011

NET SALES	$642,883	$794,634	$804,537
COST OF GOODS SOLD	598,927	743,633	726,927
GROSS PROFIT	43,956	51,001	77,610
OPERATING EXPENSES:
Selling, general and administrative	45,188	56,499	56,883
Impairment of goodwill	—	62,839	—
Impairment of other intangibles	—	36,767	—
Impairment of property, plant and equipment	—	34,126	—
INCOME (LOSS) FROM OPERATIONS	(1,232)	(139,230)	20,727
OTHER INCOME (EXPENSE):
Interest expense, net	(35,027)	(34,938)	(34,097)
Other income (loss), net	(320)	(864)	3,627
LOSS BEFORE INCOME TAXES FROM CONTINUING OPERATIONS	(36,579)	(175,032)	(9,743)
INCOME TAX PROVISION (BENEFIT)	(10,244)	(1,657)	7,761
LOSS FROM CONTINUING OPERATIONS	(26,335)	(173,375)	(17,504)
DISCONTINUED OPERATIONS, NET OF TAX	(11,978)	(4,632)	473
NET LOSS	$(38,313)	$(178,007)	$(17,031)
Weighted average common shares outstanding—basic	47,548	47,378	47,277
Basic income (loss) per share – continuing operations	$(0.56)	$(3.66)	$(0.37)
Basic income (loss) per share – discontinued operations	(0.25)	(0.10)	0.01
Basic income (loss) per share	$(0.81)	$(3.76)	$(0.36)
Weighted average common shares outstanding—diluted	47,548	47,378	47,277
Diluted income (loss) per share – continuing operations	$(0.56)	$(3.66)	$(0.37)
Diluted income (loss) per share – discontinued operations	(0.25)	(0.10)	0.01
Diluted income (loss) per share	$(0.81)	$(3.76)	$(0.36)
OTHER COMPREHENSIVE INCOME (LOSS):
Defined benefit plans (Note 8)	49,879	(19,772)	(27,922)
Income tax benefit related to items of other comprehensive income	(16,757)	2,360	2,061
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	33,122	(17,412)	(25,861)
COMPREHENSIVE LOSS	$(5,191)	$(195,419)	$(42,892)

See accompanying notes to consolidated financial statements.

ACCURIDE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)	Common Stock and Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficiency	Total Stockholders’ Equity
BALANCE at January 1,2011	$433,192	$(8,561)	$(126,532)	$298,099
Net loss	—	—	(17,031)	(17,031)
Share-based compensation expense	2,397	—	—	2,397
Other	(221)	—	—	(221)
Other comprehensive loss	—	(25,861)	—	(25,861)
BALANCE at January 1, 2012	$435,368	$(34,422)	$(143,563)	$257,383
Net loss	—	—	(178,007)	(178,007)
Share-based compensation expense	3,119	—	—	3,119
Tax impact of forfeited vested shares	(210)	—	—	(210)
Other comprehensive loss	—	(17,412)	—	(17,412)
BALANCE—January 1, 2013	$438,277	$(51,834)	$(321,570)	$64,873
Net loss	—	—	(38,313)	(38,313)
Share-based compensation expense	2,411	—	—	2,411
Tax impact of forfeited vested shares	(209)	—	—	(209)
Other comprehensive loss	—	33,122	—	33,122
BALANCE—December 31, 2013	$440,479	$(18,712)	$(359,883)	$61,884

See accompanying notes to consolidated financial statements.

ACCURIDE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Year Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(38,313)	$(178,007)	$(17,031)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of property, plant and equipment	35,579	48,134	38,918
Amortization – deferred financing costs	2,684	2,759	2,759
Amortization – other intangible assets	8,750	10,981	12,360
Impairment of goodwill	—	62,839	—
Impairment of other intangible assets	—	36,767	—
Impairment of property, plant, and equipment	—	34,126	—
Loss related to discontinued operations	11,985	—	—
Gain related to discontinued operations	(2,000)	—	—
Loss on disposal of assets	680	875	444
Provision for deferred income taxes	(13,035)	(3,803)	4,294
Non-cash stock-based compensation	2,411	3,119	2,397
Non-cash change in warrant liability	—	—	(3,971)
Changes in certain assets and liabilities:
Receivables	(7,402)	33,479	(29,287)
Inventories	11,171	11,635	(25,916)
Prepaid expenses and other assets	(6,639)	256	(26,208)
Accounts payable	6,865	(25,711)	26,103
Accrued and other liabilities	(17,817)	(9,419)	13,601
Net cash provided by (used in) operating activities	(5,081)	28,030	(1,537)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(38,855)	(59,194)	(58,371)
Proceeds from sale of discontinued operations	32,000	1,000	40,738
Payments for acquisition, net of cash received	—	—	(22,381)
Proceeds from sale leaseback transactions	14,944	—	—
Net cash provided by (used in) investing activities	8,089	(58,194)	(40,014)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in revolving credit advance	25,000	—	20,000
Decrease in revolving credit advance	(20,000)	—	—
Deferred financing fees	(1,333)	—	—
Net cash provided by financing activities	3,667	—	20,000
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,675	(30,164)	(21,551)
CASH AND CASH EQUIVALENTS—Beginning of period	26,751	56,915	78,466
CASH AND CASH EQUIVALENTS—End of period	$33,426	$26,751	$56,915
Supplemental cash flow information:
Cash paid for interest	$32,011	$31,822	$31,113
Cash paid (received) for income taxes	2,219	225	(659)
Cash paid for capital leases	3,155	698	375
Non-cash transactions:
Purchases of property, plant and equipment in accounts payable	$3,227	$13,074	$8,443
Capital lease agreements	—	14,964	—

See accompanying notes to consolidated financial statements.

ACCURIDE CORPORATION
For the years ended December 31, 2013, 2012, and 2011
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

Basis of Presentation and Consolidation - The accompanying consolidated financial statements include the accounts of Accuride Corporation (the “Company”) and its wholly-owned subsidiaries, including Accuride Canada, Inc. (“Accuride Canada”), Accuride Erie L.P. (“Accuride Erie”), Accuride EMI, LLC (“Accuride Camden”),  Accuride de Mexico, S.A. de C.V. (“AdM”), AOT, Inc. (“AOT”), and Transportation Technologies Industries, Inc. (“TTI”). TTI’s subsidiaries include Brillion Iron Works, Inc. (“Brillion”) and Gunite Corporation (“Gunite”). All significant intercompany transactions have been eliminated. Certain operating results from prior periods have been reclassified to discontinued operations to reflect the sale of certain businesses.  See Note 2 “Discontinued Operations” for further discussion.

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

On August 1, 2013, the Company announced the sale of substantially all of the assets, liabilities and business of its Imperial Group business to Wynnchurch Capital, Ltd. in partnership with Imperial Manufacturing, Inc. for $30.0 million, plus a contingent earn-out opportunity of up to $2.25 million.  The sale resulted in the recognition of a $12.0 million loss, including a $2.5 million impairment charge on the assets retained, on our consolidated statement of operations, which is reclassified within Discontinued Operations.  The sale included a working capital adjustment, plus a contingent payment of up to $2.25 million depending on Imperial’s financial performance during calendar years 2013-2015.  See Note 2 “Discontinued Operations” for further discussion.

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

Property, Plant and Equipment – Property, plant and equipment is recorded at cost and is depreciated using the straight-line method over their expected useful lives. Generally, buildings and improvements have useful lives of 15-40 years, and factory machinery and equipment have useful lives of 10 years.  Internal-use software is stated at cost less accumulated amortization and is amortized using the straight-line method over its estimated useful life of three years.  Software assets are reviewed for impairment when events or circumstances indicate that the carrying value may not be recoverable over the remaining lives of the assets.  During the software application development stage, capitalized costs include external consulting costs, cost of software licenses, and internal payroll and payroll-related costs for employees who are directly associated with a software project.

Deferred Financing Costs – Costs incurred in connection with the ABL Credit Agreement and issuance of our senior secured notes (see Note 7) were originally deferred and are being amortized over the life of the related debt using the effective interest method.

Goodwill – Goodwill represents the excess of the reorganization value of the Company over the fair value of net tangible assets and identifiable assets and liabilities resulting from the fresh-start reporting. See Note 4 for further discussion.

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

Product Warranties – The Company provides product warranties in conjunction with certain product sales. Generally, sales are accompanied by a 1- to 5-year standard warranty. These warranties cover factors such as non-conformance to specifications and defects in material and workmanship.  See Note 17 for a discussion of warranties.

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

We have concluded that it is more likely than not that we will not realize the benefits of certain deferred tax assets, totaling $99.6 million, for which we have provided a valuation allowance. See Note 9 for a discussion of valuation allowances.

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

Research and Development Costs – Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred and are reported as a component of operating expenses in the consolidated statements of operations and comprehensive income (loss). The amount expensed in the years ended December 31, 2013, 2012 and 2011 totaled $5.7 million, $6.6 million and $4.8 million, respectively.

Foreign Currency – The assets and liabilities of Accuride Canada and AdM that are receivable or payable in cash are converted at current exchange rates, and inventories and other non-monetary assets and liabilities are converted at historical rates. Revenues and expenses are converted at average rates in effect for the period. The functional currencies of Accuride Canada and AdM have been determined to be the U.S. dollar. Accordingly, gains and losses resulting from conversion of such amounts, as well as gains and losses on foreign currency transactions, are included in operating results as “Other income (loss), net.” For the years ended December 31, 2013, 2012, and 2011 we had aggregate net foreign currency losses of $0.6 million, $1.1 million and $0.1 million, respectively.

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

Derivative Financial Instruments – We periodically use derivative instruments to manage exposure to foreign currency, commodity prices, and interest rate risks. We do not enter into derivative financial instruments for trading or speculative purposes. The derivative instruments used by us include interest rate, foreign exchange, and commodity price instruments. All derivative instruments are recognized on the consolidated balance sheet at their estimated fair value. As of December 31, 2013 and 2012, there were no derivatives.

Foreign Exchange Instruments – At December 31, 2013 and 2012, the notional amount of open foreign exchange forward contracts was $0.0 million and $1.3 million, respectively.

Earnings Per Share – Earnings per share are calculated as net income (loss) divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share are calculated by dividing net income (loss) by the weighted-average number of common shares outstanding plus common stock equivalents outstanding during the year. Employee stock options outstanding to acquire 165,197 and 195,475 shares in 2013 and 2012 respectively, and warrants exercisable for 2,205,882 shares outstanding in 2011 were not included in the computation of diluted earnings per common share because the effect would be anti-dilutive.

	Years Ended December 31,
(In thousands except per share data)	2013	2012	2011

Numerator:
Net loss from continuing operations	$(26,335)	$(173,375)	$(17,504)
Net income (loss) from discontinued operations	(11,978)	(4,632)	473
Net loss	(38,313)	(178,007)	(17,031)
Denominator:
Weighted average shares outstanding – Basic	47,548	47,378	47,277
Weighted average shares outstanding - Diluted	47,548	47,378	47,277

Basic loss per common share:
From continuing operations	$(0.56)	$(3.66)	$(0.37)
From discontinued operations	(0.25)	(0.10)	0.01
Basic loss per common share	$(0.81)	$(3.76)	$(0.36)

Diluted loss per common share
From continuing operations	$(0.56)	$(3.66)	$(0.37)
From discontinued operations	(0.25)	(0.10)	0.01
Diluted loss per common share	$(0.81)	$(3.76)	$(0.36)

Stock Based Compensation – As described in Note 10, we maintain stock-based compensation plans which allow for the issuance of incentive stock options, or ISOs, as defined in section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights (“SARs”), deferred stock, dividend equivalent rights, performance awards and stock payments (referred to collectively as Awards), to officers, our key employees, and to members of the Board of Directors. We recognize compensation expense under the modified prospective method as a component of operating expenses.

On November 9, 2011, our Board of Directors adopted a Rights Agreement pursuant to which one purchase right was distributed as a dividend on each share of our common stock held of record as of the close of business on November 23, 2011. On November 7, 2012, our Board of Directors adopted an Amended and Restated Rights Agreement (the “Amended and Restated Rights Agreement”), which modified the Original Rights Agreement by extending the term of the Original Rights Agreement to November 9, 2015, subject to stockholder approval at our 2013 annual meeting of stockholders, and making certain other adjustments.  On December 19, 2012, our Board of Directors amended the Amended and Restated Rights Agreement by shortening the term to April 30, 2014, subject to stockholder approval at our 2013 annual meeting of stockholders.  Our stockholders ratified the Amended and Restated Rights Agreement at our 2013 Annual Meeting and the Rights plan will terminate on April 30, 2014.

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

New Accounting Pronouncements

In February 2013, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)  2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date.  The objective of the amendments in this update is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for those obligations addressed within existing guidance in U.S. GAAP.  The amendment requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and an additional amount the reporting entity expects to pay on behalf of its co-obligors.  The entity is required to disclose the nature and amount of the obligation as well as other information about those obligations.  The update is effective for fiscal years and interim periods within those years beginning after December 15, 2013.  We are currently evaluating the impact of adopting ASU 2013-04 on the consolidated financial statements.

On July 18, 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.  Topic 740 does not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  The objective of the amendments in this update is to eliminate that diversity in practice.  The update is effective for fiscal years and interim periods within those years beginning after December 15, 2013.  We are currently evaluating the impact of adopting ASU 2013-11 on the consolidated financial statements.

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

Note 2 – Discontinued Operations

On August 1, 2013, the Company announced that it completed the sale of substantially all of the assets of its Imperial Group business to Imperial Group Manufacturing, Inc., a new company formed and capitalized by Wynnchurch Capital for total cash consideration of $30.0 million at closing, plus a contingent earn-out opportunity of up to $2.25 million.  The sale was effective as of 11:59 p.m. on July 31, 2013.  The sale resulted in recognition of a $12.0 million loss for the year ended December 31, 2013, which has been reclassified to discontinued operations.

Pursuant to the provisions of the purchase agreement, subject to certain limited exceptions, the purchaser purchased from Imperial all equipment, inventories, accounts receivable, deposits, prepaid expenses, intellectual property, contracts, real property interests, transferable permits and other intangibles related to the business and assumed Imperial’s trade and vendor accounts payable and performance obligations under those contracts included in the purchased assets.  The real property interests acquired by the purchaser include ownership of three plants located in Decatur, Texas, Dublin, Virginia and Chehalis, Washington and a leasehold interest in a plant located in Denton, Texas.  Imperial retained ownership of its real property located in Portland, Tennessee and included a $2.5 million impairment charge for this property in the loss on sale.   The Company leased such property to the purchaser under a two-year lease, with the option to renew the lease for one additional year.  Rent under the lease is fixed at $75,000 per year.

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

On September 26, 2011, the Company announced the sale of its wholly-owned subsidiary, Fabco Automotive Corporation (“Fabco”) to Fabco Holdings, Inc., a new company formed and capitalized by Wynnchurch Capital, Ltd. in partnership with Stone River Capital Partners, LLC. The sale concluded for a purchase price of $35.0 million, subject to a working capital adjustment, plus a contingent payment from the purchasers of up to $2.0 million depending on Fabco’s financial performance during calendar year 2012 which the Company received in 2013. The Company recognized a loss of $6.3 million, including $2.1 million in transactional fees, related to the sale transaction during the twelve months ended December 31, 2011, which is included as a component of discontinued operations.

In connection with these transactions, we have reclassified current and prior period operating results, including the gain/loss on the sale transactions, to discontinued operations. In addition, the Company has also reclassified certain operating results and the loss on sale transaction for Brillion Farm, which had previously been concluded as immaterial, to discontinued operations as well.

The following table presents sales and income from operations attributable to Imperial, Fabco, Bostrom Seating and Brillion Farm.

	Year Ended December 31,
(In thousands)	2013	2012	2011

Net sales	$70,965	$135,137	$155,883

Income (loss) from operations	(1,758)	(4,061)	6,877
Other Income (Expense)	1,765	—	(31)
Income tax provision (benefit)	—	—	(353)
Loss on sale	(11,985)	(571)	(6,726)
Discontinued operations	$(11,978)	$(4,632)	$473

The loss related to the sale of Imperial as of July 31, 2013 was as follows:

(In thousands)

Proceeds from sale	$30,000

Accounts receivable	12,478
Inventories	10,692
Prepaid expenses and other current assets	63
Property, plant, and equipment	21,868
Accounts payable	(8,672)
Net assets sold	36,429
Impairment of real estate	2,540
Other accrued fees and expenses	3,016

Net loss from sale	$(11,985)

Note 3 – Inventories

Inventories at December 31, 2013 and 2012, on a FIFO basis, were as follows:

(In thousands)	December 31, 2013	December 31, 2012
Raw materials	$7,483	$15,731
Work in process	12,996	13,168
Finished manufactured goods	18,850	32,293
Total inventories	$39,329	$61,192

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

In performing the test on goodwill, the Company utilizes the two-step approach.  The first step under this guidance requires a comparison of the carrying value of the reporting units, of which the Company has identified three in total, to the fair value of these reporting units.  The Company uses the income approach to determine the fair value of each reporting unit and the guideline company market value approach.  The income approach calculates fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting these after-tax cash flows to a present value using a risk-adjusted discount rate.  If the carrying value of a reporting unit exceeds its fair value, the Company performs the second step of the goodwill impairment test to measure the amount of impairment loss, if any.  The second step of the goodwill impairment test compares the implied fair value of a reporting unit’s goodwill to its carrying value.

When we evaluate goodwill for impairment using a quantitative assessment, we compare the fair value of each reporting segment to its carrying value. We determine the fair value using an income approach and a guideline company market value approach. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows using growth rates and discount rates that are consistent with current market conditions in our industry.  If the fair value of the reporting unit exceeds the carrying value of the net assets including goodwill assigned to that unit, goodwill is not impaired. If the carrying value of the reporting unit’s net assets including goodwill exceeds the fair value of the reporting unit, then we determine the implied fair value of the reporting unit’s goodwill. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then an impairment of goodwill has occurred and we recognize an impairment loss for the difference between the carrying amount and the implied fair value of goodwill as a component of operating income.

At November 30, 2013, we evaluated the value of the goodwill and indefinite lived intangibles and determined there were no impairment indicators.

At November 30, 2012, as a result of business developments in the Gunite reporting unit, including a loss of customer market share, evidence of declining aftermarket sales, overall reduced production levels of the commercial vehicle market, operating losses for the past several years, and recent declines in the Company’s stock price to an amount below book value, the Gunite reporting unit failed the step one goodwill impairment test.  As of December 31, 2012 the Company estimated the fair value of the Gunite reporting unit utilizing a discounted cash flow model as the Company believes it is the most reliable indicator of fair value.  Therefore, the second step of the analysis was performed resulting in the Company recognizing goodwill impairment charges of $62.8 million.  The Wheels and Brillion reporting units both passed the Step One test.

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

At November 30, 2013, we evaluated the value of the finite-lived intangible assets and determined there were no impairment indicators.

At November 30, 2012, we performed a recoverability test of the Gunite’s finite-lived intangible assets by using an undiscounted cash flow method.  We first determined the asset group to be the Gunite reporting unit, which represents the lowest level of identifiable cash flows.  Our test concluded that the Gunite asset group was not recoverable as the resulting undiscounted cash flows were less than the carrying amount of the asset group.  Accordingly, we estimated the fair value of the finite-lived intangible assets to determine the impairment amount.  Determining fair value is judgmental in nature and requires the use of significant estimates and assumptions, considered to be Level 3 inputs.

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

As a result of the fair value measurements for Gunite’s trade names, customer relationships and technology, the Company recorded an impairment charge of these intangible assets totaling $36.8 million for the year ended December 31, 2012.

 The following represents the carrying amount of goodwill, on a reportable segment basis:

(In thousands)	Wheels	Gunite	Brillion Iron Works	Total
Balance as of December 31, 2011	$96,283	$62,839	$4,414	$163,536
Impairment loss	—	(62,839)	—	(62,839)
Balance as of December 31, 2012	$96,283	$—	$4,414	$100,697
Balance as of December 31, 2013	$96,283	$—	$4,414	$100,697

The changes in the carrying amount of other intangible assets for the period December 31, 2011 to December 31, 2013 by reportable segment for the Company, are as follows:

(In thousands)	Wheels	Gunite	Brillion Iron Works	Corporate	Total
Balance as of December 31, 2011	$138,575	$38,968	$2,997	$809	$181,349
Additions	—	—	—	580	580
Impairment loss	—	(36,768)	—	—	(36,768)
Amortization	(7,907)	(2,200)	(164)	(710)	(10,981)
Balance as of December 31, 2012	$130,668	$—	$2,833	$679	$134,180
Additions	—	—	—	—	—
Amortization	(7,904)	—	(167)	(679)	(8,750)
Impairment loss	—	—	—	—	—
Balance as of December 31, 2013	$122,764	$—	$2,666	$—	$125,430

The summary of goodwill and other intangible assets is as follows:
		As of December 31, 2013			As of December 31, 2012
(In thousands)	Weighted Average Useful Lives	Gross Amount	Accumulated Amortization & Impairment	Carrying Amount	Gross Amount	Accumulated Amortization & Impairment	Carrying Amount
Goodwill	—	$100,697	$—	$100,697	$100,697	$—	$100,697
Other intangible assets:
Non-compete agreements	1.7	$1,552	$1,552	$—	$1,552	$873	$679
Trade names	—	25,200	—	25,200	33,200	8,000	25,200
Technology	10.0	38,849	20,497	18,352	38,849	17,547	21,302
Customer relationships	19.9	129,093	47,215	81,878	129,093	42,094	86,999
		$194,694	$69,264	$125,430	$202,694	$68,514	$134,180

We estimate that aggregate intangible asset amortization expense for the Company will be approximately $8.1 million in 2014 and approximately $8.1 million in 2015 through 2018.

Note 5 – Assets Held for Sale

At December 31, 2013, assets totaling $1.3 million were classified as held for sale.  The assets consisted of a building and land related to the Elkhart, IN facility that our Gunite business exited in 2012.  The sale of these assets was completed on February 24, 2014, net proceeds totaled $1.1 million.

Note 6 - Property, Plant and Equipment

Property, plant and equipment at December 31, 2013 and 2012 consist of the following:

(In thousands)	2013	2012
Land and land improvements	$16,124	$19,959
Buildings	63,242	62,605
Machinery and equipment	259,697	293,251
Property, plant and equipment, gross	339,063	375,815
Less: accumulated depreciation	119,439	108,438
Property, plant and equipment, net	$219,624	$267,377

Depreciation expense for the years ended December 31, 2013, 2012, and 2011 was $35.6 million, $48.1 million and $38.9 million, respectively.

In 2012, the Company considered the impact of business developments in its Gunite reporting unit, including a loss of customer market share and evidence of declining aftermarket sales.  In addition to the concerns with our Gunite business,

the Company had also experienced a decline in its stock price to an amount below then current book value.   These events triggered a long-lived asset impairment analysis for Gunite.

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

To determine the estimated fair value of real and personal property, the market approach and cost approach were considered.  The income approach was not considered as we concluded it not feasible to allocate or attribute income to individual assets given our asset group determination to be the Gunite reporting unit.  Under the cost approach, the determination of fair value considered the estimates of the cost to replace or reproduce assets of equal utility at current prices with adjustments in value for physical deterioration and functional obsolescence based on the condition of the assets. Under the market approach, the determination of fair value considered the market prices in transactions for similar assets and certain direct market values based on quoted prices from brokers and market professionals.  For real estate, we concluded that the market approach was the most appropriate valuation method.  For buildings, we concluded that the cost approach was the most appropriate valuation method.  For personal property, we concluded that the cost approach, adjusted for an in-exchange or salvage premise, was the most appropriate method for determining fair value.

Significant Level 3 inputs for real estate and building measurements included location of the property, zoning, physical deterioration, functional obsolescence and external obsolescence.  Significant Level 3 inputs for personal property included physical deterioration, functional obsolescence and economic obsolescence.

As a result of our fair value estimates, we adjusted the carrying amount of the Gunite’s personal property to fair value and recorded asset impairment charges of $34.1 at December 31, 2012.  These charges were reported in Impairment of property, plant and equipment.  The fair value estimates for the Gunite personal property were based on a valuation premise that assumes the assets’ highest and best use are different than their current use as a result of lower volume demands for Gunite’s products due to the loss of customers in 2012, reduced production levels in the commercial vehicle market, and its declining aftermarket segments in North America.

Note 7 - Debt

As of December 31, 2013, total debt was $330.2 million consisting of $305.2 million of our outstanding 9.5% senior secured notes, net of discount and a $25.0 million draw on our ABL facility. As of December 31, 2012, total debt was $324.1 million consisting of $304.1 million of our outstanding 9.5% senior secured notes, net of discount and a $20.0 million draw on our ABL facility.

The following table represents the average interest rate and average amount outstanding under our ABL facility as of the year ended December 31, 2013 and 2012:

	Average interest rate for period ending		Average amount outstanding for period ending
	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
(In thousands)	2013	2012	2013	2012

ABL Facility	3.70%	4.15%	$38,180	$20,000

On July 11, 2013, we entered into the New ABL Facility and used $45.3 million of borrowings under the New ABL Facility and cash on hand to repay all amounts outstanding under the Prior ABL Facility and to pay related fees and expenses.

Our debt consists of the following:

•
ABL Credit Agreement —On July 29, 2010, we entered into our Prior ABL Facility, which was a senior secured asset based revolving credit facility, in an aggregate principal amount of up to $75.0 million, with the right to increase the availability under the facility by up to $25.0 million in the aggregate.  On February 7, 2012, we exercised our option to increase the loan commitments under the Prior ABL Facility by $25.0 million (for a total aggregate availability of $100.0 million) by entering into an asset-backed loan (ABL) incremental agreement.  The Prior ABL Facility would have matured on July 29, 2014 and provided for loans and letters of credit in an aggregate amount up to the amount of the facility, subject to meeting certain borrowing base conditions, with sub-limits of up to $10.0 million for swingline loans and $25.0 million to be available for the issuance of letters of credit.   Loans under the Prior ABL Facility bore interest at an annual rate equal to, at our option, either LIBOR plus 3.50% or Base Rate plus 2.75%, subject to changes based on our leverage ratio as defined in the Prior ABL Facility.  We were also required to pay a commitment fee equal to 0.50% per annum to the lenders under the Prior ABL Facility if utilization under the facility exceeded 50.0% of the total commitments under the facility and a commitment fee equal to 0.75% per annum if utilization under the facility was less than or equal to 50.0% of the total commitments under the facility. Customary letter of credit fees were also payable as necessary.  The obligations under the Prior ABL Facility are secured by (i) first priority liens on substantially all of the Company’s accounts receivable and inventories, subject to certain exceptions and permitted liens (the “ABL Priority Collateral”) and (ii) second priority liens on substantially all of the Company’s owned real property and tangible and intangible assets other than the ABL Priority Collateral, including all of the outstanding capital stock of our domestic subsidiaries, subject to certain exceptions and permitted liens (the “Notes Priority Collateral”).

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

The obligations under the New ABL Facility are secured by (i) first-priority liens on the ABL Priority Collateral substantially and (ii) second-priority liens on the Notes Priority Collateral.  The New ABL Facility is a senior secured asset based credit facility in an aggregate principal amount of up to $100.0 million, consisting of a $90.0 million revolving credit facility and a $10.0 million first-in last-out term facility, with the right, subject to certain conditions, to increase the availability under the facility by up to $50.0 million in the aggregate. The New ABL Facility currently matures on the earlier of (i) July 11, 2018 or (ii) 90 days prior to the maturity date of the Company’s 9.5% first priority senor security notes due on August 1, 2018, which may be extended pursuant under certain circumstances pursuant to the terms of the New ABL Facility.

•
9.5% Senior Secured Notes — On July 29, 2010, we issued $310.0 million aggregate principal amount of senior secured notes. Under the terms of the indenture governing the senior secured notes, the senior secured notes bear interest at a rate of 9.5% per year, paid semi-annually in February and August, and mature on August 1, 2018. Prior to maturity we may redeem the senior secured notes on the terms set forth in the indenture governing the senior secured notes. The senior secured notes are guaranteed by the Guarantors (see Note 17), and the senior secured notes and the related guarantees are secured by first priority liens on the Notes Priority Collateral and second priority liens on the ABL Priority Collateral. Associated with the issuance of the senior secured notes, we recorded a discount of $8.4 million, which is being amortized over the life of the notes as a component of interest expense.

Restrictive Debt Covenants. Our credit documents (the ABL facility and the indentures governing the senior secured notes) contain operating covenants that limit the discretion of management with respect to certain business matters. These covenants place significant restrictions on, among other things, the ability to incur additional debt, to pay dividends, to create liens, to make certain payments and investments and to sell or otherwise dispose of assets and merge or consolidate with other entities. In addition, the ABL facility contains a financial covenant which requires us to maintain a fixed charge coverage ratio , which is when the excess availability is less than 10 percent of the total commitment under the ABL facility. Due to the amount of our excess availability (as calculated under the ABL facility), the Company is not currently in a compliance period and, we do not have to maintain a fixed charge coverage ratio, although this is subject to change.

Note 8 - Pension and Other Postretirement Benefit Plans

We have funded noncontributory employee defined benefit pension plans that cover U.S. and Canadian employees (the “plans”) who meet eligibility requirements. Employees covered under the U.S. salaried plan, who were hired prior to 2006, are eligible to participate upon the completion of one year of service and benefits are determined by their cash balance accounts, which are based on interest allocations they earned each year and pay allocations earned for years prior to 2009. Employees covered under the Canadian salaried plan are eligible to participate upon the completion of two years of service and benefits are based upon career average salary and years of service. Employees who are covered under the hourly plans are generally eligible to participate at the time of employment and benefits are generally based on a fixed amount for each year of service. U.S. employees are vested in the plans after five years of service; Canadian hourly employees are vested after two years of service. We use a December 31 measurement date for all of our plans.

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

Obligations and Funded Status:

	Pension Benefits		Other Benefits
	Year Ended December 31,		Year Ended December 31,
(In thousands)	2013	2012	2013	2012
Change in benefit obligation:
Benefit obligation—beginning of period	$259,706	$234,247	$87,125	$80,876
Service cost	1,156	1,785	528	478
Interest cost	10,320	11,198	3,467	3,999
Actuarial losses (gains)	(12,102)	25,532	(10,801)	4,644
Benefits paid	(18,260)	(15,653)	(4,078)	(4,106)
Foreign currency exchange rate changes	(8,074)	3,401	(1,325)	558
Curtailment	—	(804)	—	—
Plan amendment	—	—	(539)	—
Incurred retiree drug subsidy reimbursements	—	—	172	170
Plan participant’s contributions	155	—	384	506
Benefit obligation—end of period	$232,901	$259,706	$74,933	$87,125

Accumulated benefit obligation	$232,208	$259,015	$—	$—

Change in plan assets:
Fair value of assets—beginning of period	$203,268	$183,447	$—	$—
Actual return on plan assets	33,625	21,166	—	—
Employer contributions	9,539	11,153	3,694	3,600
Plan participant’s contributions	155	—	384	506
Benefits paid	(18,260)	(15,653)	(4,078)	(4,106)
Foreign currency exchange rate changes	(7,620)	3,155	—	—
Fair value of assets—end of period	220,707	203,268	—	—
Reconciliation of funded status:
Unfunded status	$(12,194)	$(56,438)	$(74,933)	$(87,125)
Amounts recorded in the consolidated balance sheets:
Prepaid benefit cost	$8,493	$—	$—	$—
Accrued benefit liability	(20,687)	(56,438)	$(74,933)	$(87,125)
Accumulated other comprehensive loss (income)	15,201	53,420	(5,292)	6,370
Net amount recognized	$3,007	$(3,018)	$(80,225)	$(80,755)
Amounts recorded in AOCI in the following fiscal year:
Amortization of prior service (credit) cost	$44		$(35)
Amortization of net (gain)/loss	201		322
Total amortization	$245		$287

Components of Net Periodic Benefit Cost:

Pension Benefits
	Year Ended December 31,
(In thousands)	2013	2012	2011
Service cost-benefits earned during the period	$1,156	$1,785	$1,571
Interest cost on projected benefit obligation	10,320	11,198	12,266
Expected return on plan assets	(11,726)	(11,800)	(12,936)
Prior service cost (net)	44	44	44
Other amortization (net)	2,607	1,035	59
Total benefits cost charged to income	$2,401	$2,262	$1,004

Recognized in other comprehensive income (loss):
Amortization of net transition (asset) obligation	$—	$(1,035)	$(59)
Prior service (credit) cost	—	—	—
Amortization of prior service (credit) cost	(44)	(44)	(44)
Change in net actuarial (gain) loss	(35,568)	16,052	28,073
Amortization of net actuarial valuation (gain) loss	(2,607)	—	—
Amounts recognized in other comprehensive income	(38,219)	14,973	27,970
Amounts recognized in total benefits charged to income and other comprehensive income	$(35,818)	$17,235	$28,974

Other Benefits
	Year Ended December 31,
(In thousands)	2013	2012	2011
Service cost-benefits earned during the period	$528	$478	$452
Interest cost on projected benefit obligation	3,467	3,999	4,401
Prior service cost (net)	—	—	—
Other amortization (net)	114	(34)	(103)
Total benefits cost charged to income	$4,109	$4,443	$4,750

Recognized in other comprehensive income (loss):
Amortization of net transition (asset) obligation	$—	$35	$103
Change in net actuarial (gain) loss	(11,660)	4,764	(151)
Amounts recognized in other comprehensive income	(11,660)	4,799	(48)
Amounts recognized in total benefits charged to income and other comprehensive income	$(7,551)	$9,242	$4,702

Actuarial Assumptions:

Assumptions used to determine benefit obligations as of December 31 were as follows:

	Pension Benefits		Other Benefits
	2013	2012	2013	2012
Average discount rate	4.77%	4.19%	4.85%	4.20%
Rate of increase in future compensation levels	3.00%	3.00%	N/A	N/A

Assumptions used to determine net periodic benefit cost for the years ended December 31 were as follows:

	Pension Benefits		Other Benefits
	2013	2012	2013	2012
Average discount rate	4.19%	4.89%	4.20%	4.91%
Rate of increase in future compensation levels	3.00%	3.00%	N/A	N/A
Expected long-term rate of return on assets	6.08%	6.35%	N/A	N/A

The expected long-term rate of return on assets is determined primarily by looking at past performance. In addition, management considers the long-term performance characteristics of the asset mix.

Assumed health care cost trend rates at December 31 were as follows:

	2013	2012
Health care cost trend rate assumed for next year	7.63%	8.08%
Rate to which the cost trend rate is assumed to decline	4.82%	4.82%
Year that the rate reaches the ultimate trend rate	2022	2022

The health care cost trend rate assumption has a significant effect on the amounts reported. A one-percentage point change in assumed health care cost trend rates would have the following effects on 2013:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost	$646	$(865)
Effect on postretirement benefit obligation	$8,995	$(7,463)

Plan Assets:

Our pension plan weighted-average asset allocations by level within the fair value hierarchy at December 31, 2013, are presented in the table below. Our pension plan assets were accounted for at fair value and are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  Our level 1 plan assets are value using active trading prices as listed in the New York stock exchange and the Toronto stock exchange. Our level 2 plan assets are securities for which the market is not considered to be active and are valued via the use of observable inputs, which may include, among others, the use of adjusted market prices last available, bids or last available sales prices and/or other observable inputs. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and their placement within the fair value hierarchy levels. For more information on a description of the fair value hierarchy, see Note 13.

(In thousands)	Level 1	Level 2	Level 3	Total	% of Total
Cash and cash equivalents	$8,314	$—	$—	$8,314	4%
Equity securities:
U.S. large-cap	21,639	—	—	21,639	10%
U.S. mid-cap	—	6,840	—	6,840	3%
U.S. small-cap	—	3,399	—	3,399	2%
U.S. indexed	—	18,954	—	18,954	9%
Canadian large-cap	27,574	—	—	27,574	12%
Canadian mid-cap	11,263	—	—	11,263	5%
Canadian small-cap	—	—	—	—	—%
Large growth	—	11,659	—	11,659	5%
Pooled equities	10,775	3,271	—	14,046	6%
International markets	—	26,545	—	26,545	12%
Fixed income securities:
Government bonds	11,185	10,754	—	21,939	10%
Corporate bonds	25,684	22,851	—	48,535	22%
Total assets at fair value	$116,434	$104,273	$—	$220,707	100%
% of fair value hierarchy	53%	47%	—%	100%

In the fair value presentation below, we changed certain securities from Level 1 to Level 2 as it was determined that these investments are priced with observable inputs rather than quoted market prices in an active market. Our pension plan weighted-average asset allocations by level within the fair value hierarchy at December 31, 2012, are presented in the following table:

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

Asset allocation for our Accuride Retirement Plan and Erie Hourly Pension Plan:

	Lower Limit	Strategic Allocation	Upper Limit
Domestic Large Capitalization Equities:
Value	10%	11%	20%
Growth	10%	13%	20%
Index-Passive	15%	20%	25%
Domestic Small Cap Equities	2%	10%	10%
International Equities	5%	11%	15%
Fixed Income:
Intermediate	15%	35%	35%

Asset allocation for remainder of our U.S. plans:

	Lower Limit	Strategic Allocation	Upper Limit
Domestic Large Capitalization Equities:
Value	10%	10%	20%
Growth	10%	10%	20%
Index-Passive	5%	10%	15%
Domestic Mid Cap Equities	5%	10%	15%
International Equities	5%	13%	15%
Fixed Income:
Intermediate	15%	35%	35%
Money Market	1%	5%	10%

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

Cash Flows—We expect to contribute approximately $14.3 million to our pension plans and $4.4 million to our other postretirement benefit plans in 2014. Pension and postretirement benefits (which include expected future service) are expected to be paid out of the respective plans as follows:

(In thousands)	Pension Benefits	Other Benefits
2014	$14,061	$4,524
2015	$13,522	$4,621
2016	$14,093	$4,769
2017	$14,129	$4,942
2018	$14,390	$4,941
2019 – 2023 (in total)	$75,315	$25,554

Other Plans—We also provide a 401(k) savings plan and a retirement contribution plan for substantially all U.S. salaried employees. Expenses recognized for the years ended December 31, 2013, 2012, and 2011 $1.3 million, $1.4 million, and $3.3 million, respectively.

Note 9 – Income Taxes

The components of income (loss) from continuing operations before income taxes, categorized based on the location of the taxing authorities were as follows:

	Years Ended December 31,
(In thousands)	2013	2012	2011
United States	$(46,121)	$(177,894)	$(19,368)
Foreign	9,542	2,862	9,625
Loss from continuing operations	$(36,579)	$(175,032)	$(9,743)

The income tax provisions (benefits) are as follows:

	Years Ended December 31,
(In thousands)	2013	2012	2011
Current:
Federal	$157	$313	$215
State	(10)	400	(9)
Foreign	2,644	1,433	2,907
	2,791	2,146	3,113
Deferred:
Federal	(10,694)	(43,749)	(5,035)
State	—	(19)	(5,878)
Foreign	(687)	(2,232)	(195)
Valuation allowance	(1,654)	42,197	15,756
	(13,035)	(3,803)	4,648
Total provision (benefit)	$(10,244)	$(1,657)	$7,761

A reconciliation of the U.S. statutory tax rate to our effective tax rate (benefit) is as follows:

	Years Ended December 31,
	2013	2012	2011
Statutory tax rate	(35.0)%	(35.0)%	(35.0)%
State and local income taxes	0.0	0.2	(60.4)
Incremental foreign tax (benefit)	(2.1)	(0.1)	(7.1)
Change in valuation allowance	8.8	23.6	161.8
Goodwill impairment	—	12.3	—
Change in liability for unrecognized tax benefits	0.2	(0.5)	9.6
Other items—net	0.1	(1.4)	10.8
Effective tax rate	(28.0)%	(0.9)%	79.7%

Deferred income tax assets and liabilities comprised the following at December 31:

(In thousands)	2013	2012
Deferred tax assets:
Postretirement and postemployment benefits	$23,837	$27,208
Accrued liabilities, reserves and other	3,563	10,219
Debt transaction and refinancing costs	2,650	2,498
Inventories	1,628	2,340
Accrued compensation and benefits	3,331	3,008
Worker’s compensation	1,599	1,999
Pension benefit	6,529	18,108
State income taxes	1,674	1,442
Tax credits	3,717	3,728
Indirect effect of unrecognized tax benefits	2,298	2,243
Loss carryforwards	95,000	74,357
Valuation allowance	(99,594)	(101,248)
Total deferred tax assets	46,232	45,902
Deferred tax liabilities:
Asset basis and depreciation	(11,403)	(9,475)
Intangible assets	(48,048)	(45,805)
Total deferred tax liabilities	(59,451)	(55,280)
Net deferred tax liability	(13,219)	(9,378)
Current deferred tax asset	3,806	4,591
Long-term deferred tax asset	503	5,052
Long-term deferred income tax asset (liability)—net	$(17,528)	$(19,021)

The Company has recorded a deferred tax asset reflecting a benefit of $81.3 million of federal loss carryforwards and $13.7 million of state loss carryforwards as of December 31, 2013. As a result of bankruptcy the Company underwent an ownership change that subjects these losses to limitations pursuant to IRS Code Section 382. As a result of this limitation, a portion of the carryforwards may expire before being applied to reduce future income tax liabilities. These deferred tax assets will expire beginning 2014 through 2033. We have deferred tax assets for additional state tax credits which will expire beginning 2017 through 2025. We also have recorded deferred tax assets for federal tax credits which will expire beginning 2031. Realization of deferred tax assets is dependent upon taxable income within the carryforward periods available under the applicable tax laws. Although realization of deferred tax assets in excess of deferred tax liabilities is not certain, management has concluded that it is more likely than not the Company will realize the full benefit of deferred tax assets in foreign jurisdictions. However, during 2012 and 2013, management has concluded that it is more likely than not that we will not realize the full benefit of our U.S. federal and state deferred tax assets due to three cumulative years of net losses and changes of management’s estimate of future earnings, and recorded a valuation allowance against the amounts that are not likely to be recognized as of 2012 and 2013. For the period ended December 31, 2013, the valuation allowance decreased by $1.7 million, which is attributable to $3.2 million increase from continuing operations, a $4.4 million increase from discontinued operations, and a $9.3 million decrease related to attributes that have no effect on the Company’s effective tax rate. For the period ended December 31, 2012, the valuation allowance increased by $45.9 million, of which $42.2 million was attributable to continuing operations, and $3.7 million was attributable to OCI.

Income tax expense or benefit from continuing operations is generally determined without regard to other categories of earnings, such as discontinued operations and OCI. An exception is provided in ASC 740 when there is aggregate income from categories other than continuing operations and a loss from continuing operations in the current year. In this case, the tax benefit allocated to continuing operations is the amount by which the loss from continuing operations reduces the tax expenses recorded with respect to the other categories of earnings, even when a valuation allowance has been established against the deferred tax assets. In instances where a valuation allowance is established against current year losses, income from other sources, including unrealized gains from pension and post-retirement benefits recorded as a component of OCI, is considered when determining whether sufficient future taxable income exists to realize the deferred tax assets. As a result, for the year ended December 31, 2013, the Company recorded a tax expense of $12.6 million in OCI related to the unrealized gains on pension and post-retirement benefits, and recorded a corresponding tax benefit of $12.6 million in continuing operations.

On September 13, 2013, the U.S. Treasury Department released final income tax regulations on the deduction and capitalization of expenditures related to tangible property. These final regulations apply to tax years beginning on or after January 1, 2014. Several of the provisions within the regulations will require tax accounting method changes to be filed with the IRS, resulting in a cumulative effect adjustment. The estimated tax impact of these accounting method changes increases current deferred tax assets in the amount of $4.2 million, with a corresponding increase in long-term deferred income tax liabilities, and has been reflected in the consolidated balance sheet as of December 31, 2013.

No provision has been made for U.S. income taxes related to undistributed earnings of our Canadian foreign subsidiary that we intend to permanently reinvest in order to finance capital improvements and/or expand operations either through the expansion of the current operations or the purchase of new operations. At December 31, 2013, Accuride Canada had $15.6 million of cumulative retained earnings. The Company distributes earnings for the Mexican foreign subsidiary and expects to distribute earnings annually. Therefore, deferred tax liabilities are recorded for undistributed earnings and profits.    For 2012 and 2013, there are no undistributed earnings of our Mexican foreign subsidiary.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits are as follows:

	Years Ended December 31,
(In thousands)	2013	2012	2011
Balance at beginning of the period	$4,640	$7,033	$6,184
Additions based on tax positions related to the current year	5	4	161
Additions for tax positions of prior years	—	—	818
Reductions for tax positions of prior years	—	(800)	—
Removal of penalties and interest	—	—	—
Reductions due to lapse of statute of limitations	(1,119)	(1,597)	(130)
Settlements with taxing authorities	—	—	—
Balance at end of period	$3,526	$4,640	$7,033

The total amount of unrecognized tax benefits that would, if recognized, impact the effective income tax rate was approximately $3.4 million as of December 31, 2013. Also included in the balance of unrecognized tax benefits is $0.1 million of tax benefits that, if recognized, would affect other tax accounts.

We also recognize accrued interest expense and penalties related to the unrecognized tax benefits as additional tax expense, which is consistent with prior periods. The total amount of accrued interest and penalties was $3.6 million and $1.5 million respectively, as of December 31, 2013. An increase in interest of $0.2 million was recognized in 2013. The total amount of accrued interest and penalties was approximately $3.5 million and $1.4 million, respectively, as of December 31, 2012.

As of December 31, 2013, we were open to examination in the U.S. federal tax jurisdiction for the 2010-2012 tax years, in Canada for the years of 2005-2012, and in Mexico for the years of 2007-2012. We were also open to examination in various state and local jurisdictions for the 2009-2012 tax years, none of which were individually material. Tax years 2007 - 2009 in the U.S. federal tax jurisdiction, and 1998-2008 in various state and local jurisdictions, remain open subject to the future utilization of net operating losses generated in those years. We believe that our accrual for tax liabilities is adequate for all open audit years. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events.

The Company is not currently under any U.S. federal, state or local or non-U.S. income tax examinations and therefore does not anticipate significant increases or decreases in its remaining unrecognized tax benefits within the next twelve months.

Note 10 – Stock-Based Compensation Plans

On May 18, 2010, the Company authorized and granted 182,936 shares of Common Stock for issuance pursuant to individual restricted stock unit agreements with employees of the Company. The awards granted on May 18, 2010 vested in installments of 33%, 33%, and 34% over a three year period on the anniversary date of the grant, subject to continued service to the company. On August 3, 2010, the Company authorized and granted 55,790 shares of Common Stock for issuance pursuant to individual restricted stock unit agreements with directors of the Company. The awards granted on August 3, 2010 have vesting dates of March 1, 2011 and March 1, 2014 where 30,429 and 25,361 shares will vest and be issued, respectively, subject to continued service to the company.

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

Service Options – In August, 2012, we granted stock options to certain officers and other key employees as consideration for service. Options granted generally vest ratably over a three year period and have 10-year contractual terms. The table below summarizes service option activity during the year ended December 31, 2013:

	Number of Options	Weighted Average Grant-date Fair Value	Weighted Average Remaining Vesting Period	Aggregate Intrinsic Value
Service options outstanding at December 31, 2012	195,475	$—
Granted	—	—
Exercised	—	—
Forfeited	(30,278)	8.00
Service options outstanding at December 31, 2013	165,197	$8.00	1.1 years	—
Service options vested or expected to vest	165,197	$8.00	1.1 years	—
Service options exercisable at December 31, 2013	—	$—	—	—

There is no intrinsic value on service options outstanding due to the closing price on December 31, 2013 being lower than the strike price of the options.

Restricted Stock Units (“RSUs”) – We grant RSUs to certain officers and other key employees as consideration for service. The table below summarizes RSU activity during the year ended December 31, 2013:

	Number of RSUs	Weighted Average Grant-date Fair Value	Weighted Average Remaining Vesting Period
RSUs unvested at December 31, 2012	664,509	$9.97
Granted	599,810	5.37
Vested	(196,922)	10.35
Forfeited	(179,439)	7.31
RSUs unvested at December 31, 2013	887,958	$7.28	1.5 years
RSUs expected to vest	705,747	$7.33	1.5 years

As of December 31, 2013, there was approximately $2.1 million of unrecognized pre-tax compensation expense related to share-based awards not yet vested that will be recognized over a weighted-average period of 1.5 years. The fair market value of our vested shares and shares expected to vest as of December 31, 2013 was $0.7 million and $2.2 million, respectively.

Compensation expense for share-based compensation programs was recognized as a component of operating expenses as follows:

	Years Ended December 31,
(In thousands)	2013	2012	2011
Share-based compensation expense recognized	$2,411	$3,119	$2,397

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

The expected volatility is based upon volatility of our common stock that has been traded for a period. The expected term of options granted is derived from historical exercise and termination patterns, and represents the period of time that options granted are expected to be outstanding. The risk-free rate used is based on the published U.S. Treasury yield curve in effect at the time of grant for instruments with a similar life. The dividend yield is based upon the most recently declared quarterly dividend as of the grant date.

Note 11 – Commitments

We lease certain plant, office space, and equipment for varying periods. Management expects that in the normal course of business, expiring leases will be renewed or replaced by other leases. Purchase commitments related to fixed assets at December 31, 2013 and 2012 totaled $4.4 million and $4.3 million, respectively. Capital lease commitments totaled $13.6 million and $16.9 million in 2013 and 2012 respectively. Rent expense for the years ended December 31, 2013, 2012, and 2011, was $3.5 million, $4.5 million, and $4.5 million respectively. Future minimum lease payments for all non-cancelable operating leases having a remaining term in excess of one year at December 31, 2013, are as follows:

(In thousands)
2014	$4,007
2015	3,694
2016	3,616
2017	3,199
2018	1,691
Thereafter	756
Total	$16,963

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

	Year Ended December 31,
(In thousands)	2013	2012	2011
Net sales to external customers:
Wheels	$364,614	$414,340	$406,587
Gunite	168,988	221,974	251,113
Brillion Iron Works	109,281	158,320	146,837
Consolidated total	$642,883	$794,634	$804,537

Operating income (loss):
Wheels	$30,883	$44,928	$57,864
Gunite	2,599	(151,940)	(1,785)
Brillion Iron Works	1,027	11,969	2,301
Corporate / Other	(35,741)	(44,187)	(37,653)
Consolidated total	$(1,232)	$(139,230)	$20,727

Current and prior period operating results from Imperial Group were reclassified to discontinued operations during the year ended December 31, 2013.  Current and prior period operating results from Bostrom Seating, Fabco Automotive, and Brillion Farm were reclassified to discontinued operations during the year ended December 31, 2011. The reconciling item between operating income and income (loss) before income taxes from continuing operations includes net interest expense, other income (loss), and restructuring items. The reconciling item for years ended December 31, 2013, 2012, and 2011 was ($35.3) million, ($35.8) million and ($30.5) million, respectively. Excluded from net sales above, are inter-segment sales from Brillion Iron Works to Gunite, as shown in the table below:

	Years Ended December 31,
(In thousands)	2013	2012	2011
Inter-segment sales	$15,987	$26,405	$33,425

	As of
(In thousands)	December 31, 2013	December 31, 2012
Total assets:
Wheels	$452,271	$486,118
Gunite	55,016	54,707
Brillion Iron Works	52,547	51,435
Imperial Group	—	49,189
Corporate / Other	51,943	36,367
Consolidated total	$611,777	$677,816

Geographic Information—Net sales are attributed to geographic areas based on the country in which the product is sold. Our operations in the United States, Canada, and Mexico are summarized below:

For Year Ended Dec. 31, 2013	United States	Canada	Mexico	Eliminations	Combined
Net sales:
Sales to unaffiliated customers—domestic	$512,777	$77	$19,680	$—	$532,534
Sales to unaffiliated customers—export	109,940	—	409	—	110,349
Total	$622,717	$77	$20,089	$—	$642,883
Long-lived assets	$759,793	$31,291	$11,137	$(339,712)	$462,509

For Year Ended Dec. 31, 2012	United States	Canada	Mexico	Eliminations	Combined
Net sales:
Sales to unaffiliated customers—domestic	$665,479	$14	$22,854	$—	$678,347
Sales to unaffiliated customers—export	114,980	—	1,307	—	116,287
Total	$770,459	$14	$24,161	$—	$794,634
Long-lived assets	$816,599	$26,880	$11,335	$(339,712)	$515,102

For the Year Ended Dec. 31, 2011	United States	Canada	Mexico	Eliminations	Combined
Net sales:
Sales to unaffiliated customers—domestic	$658,353	$1,948	$20,164	$—	$680,465
Sales to unaffiliated customers—export	123,087	—	1,045	—	124,132
Total	$781,440	$1,948	$21,209	$—	$804,537
Long-lived assets	$930,154	$37,119	$10,062	$(348,622)	$628,713

The information for each of our geographic regions included sales to each of the three major customers in 2013 that each exceed 10% of total net sales. Sales to those customers are as follows:

	Year Ended
	2013		2012		2011
(In thousands)	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales
Customer one	$91,886	14.3%	$123,459	15.5%	$155,266	19.3%
Customer two	90,624	14.1%	101,895	12.8%	101,167	12.6%
Customer three	59,749	9.3%	64,855	8.2%	63,457	7.9%
	$242,259	37.7%	$290,209	36.5%	$319,890	39.8%

Sales by product grouping are as follows:

	Year Ended
	2013		2012		2011
(In thousands)	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales
Wheels	$364,614	57%	$414,340	52%	$406,587	51%
Wheel-end components and assemblies	168,988	26%	221,974	28%	251,113	31%
Ductile and gray iron castings	109,281	17%	158,320	20%	146,837	18%
	$642,883	100%	$794,634	100%	$804,537	100%

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

The carrying amounts of cash and cash equivalents, trade receivables, and accounts payable approximate fair value because of the relatively short maturity of these instruments. The fair value of our 9.5% senior secured notes are based on market quotes, which we determined to be Level 1 inputs, at December 31, 2013 was approximately $306.9 million compared to the carrying amount of $305.2 million. The fair value of our 9.5% senior secured notes based on market quotes, which we determined to be Level 1 inputs, at December 31, 2012 was approximately $310.00 million compared to the carrying amount of $304.1 million. The Company believes the fair value of the outstanding borrowings of our ABL facility at December 31, 2013 and 2012 equals the carrying value of $25.0 million and $20.0 million, respectively. As of December 31, 2013 and 2012 we had no other remaining significant financial instruments.

See Note 4, “Goodwill and Other Intangible Assets”, and Note 6, “Property, Plant and Equipment”, for a description of significant Level 3 inputs used in development of fair value of nonfinancial assets during the year ended December 31, 2013.

Note 14 – Quarterly Data (unaudited)

The following tables set forth certain quarterly income statement information for the years ended December 31, 2013 and 2012:

	2013
(In thousands, except per share data)	Q1	Q2	Q3	Q4	Total

Net sales	$162,987	$179,941	$155,264	$144,691	$642,883
Cost of goods sold	156,709	161,235	144,994	135,989	598,927
Gross profit	6,278	18,706	10,270	8,702	43,956
Operating expenses	11,075	12,747	10,995	10,371	45,188
Income (loss) from operations	(4,797)	5,959	(725)	(1,669)	(1,232)
Interest expense, net	(8,694)	(9,157)	(8,711)	(8,465)	(35,027)
Other income (loss), net	145	(441)	546	(570)	(320)
Income tax provision (benefit)	1,409	1,464	(495)	(12,622)	(10,244)
Income (Loss) from continuing operations	(14,755)	(5,103)	(8,395)	1,918	(26,335)
Discontinued operations, net of tax	(1,192)	(259)	(10,220)	(307)	(11,978)
Net income (loss)	$(15,947)	$(5,362)	$(18,615)	$1,611	$(38,313)
Basic income (loss) per share
Continuing operations	$(0.31)	$(0.11)	$(0.18)	$0.04	$(0.56)
Discontinued operations	(0.03)	(0.00)	(0.21)	(0.01)	(0.25)
Total	$(0.34)	$(0.11)	$(0.39)	$0.03	$(0.81)
Diluted income (loss) per share
Continuing operations	$(0.31)	$(0.11)	$(0.18)	$0.04	$(0.56)
Discontinued operations	(0.03)	(0.00)	(0.21)	(0.01)	(0.25)
Total	$(0.34)	$(0.11)	$(0.39)	$0.03	$(0.81)

	2012
(In thousands, except per share data)	Q1	Q2	Q3	Q4	Total

Net sales	$229,317	$229,487	$187,255	$148,575	$794,634
Cost of goods sold	206,725	204,332	181,259	151,317	743,633
Gross profit	22,592	25,155	5,996	(2,742)	51,001
Operating expenses	14,862	15,286	13,809	146,274	190,231
Income from operations	7,730	9,869	(7,813)	(149,016)	(139,230)
Interest expense, net	(8,745)	(8,658)	(8,921)	(8,614)	(34,938)
Other income, net	157	(436)	815	(1,400)	(864)
Income tax provision (benefit)	1,597	1,339	(106)	(4,487)	(1,657)
Income (loss) from continuing operations	(2,455)	(564)	(15,813)	(154,543)	(173,375)
Discontinued operations, net of tax	(494)	(277)	(1,866)	(1,995)	(4,632)
Net income (loss)	$(2,949)	$(841)	$(17,679)	$(156,538)	$(178,007)
Basic income (loss) per share
Continuing operations	$(0.05)	$(0.01)	$(0.34)	$(3.26)	$(3.66)
Discontinued operations	(0.01)	(0.01)	(0.04)	(0.04)	(0.10)
Total	$(0.06)	$(0.02)	$(0.38)	$(3.30)	$(3.76)
Diluted income (loss) per share
Continuing operations	$(0.05)	$(0.01)	$(0.34)	$(3.26)	$(3.66)
Discontinued operations	(0.01)	(0.01)	(0.04)	(0.04)	(0.10)
Total	$(0.06)	$(0.02)	$(0.38)	$(3.30)	$(3.76)

Note 15 – Valuation and Qualifying Accounts

The following table summarizes the changes in our valuation and qualifying accounts:

	Year Ended December 31,
(In thousands)	2013	2012	2011
Balance—beginning of period	$549	$676	$1,640
Charges(credits) to cost and expense	139	267	618
Recoveries	89	(277)	22
Write offs	(366)	(117)	(1,604)
Balance—end of period	$259	$549	$676

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

As of December 31, 2013, we had an environmental reserve of approximately $1.5 million, related primarily to our foundry operations. This reserve is based on management’s review of potential liabilities as well as cost estimates related thereto. Any expenditures required for us to comply with applicable environmental laws and/or pay for any remediation efforts will not be reduced or otherwise affected by the existence of the environmental reserve. Our environmental reserve may not be adequate to cover our future costs related to the sites associated with the environmental reserve, and any additional costs may have a material adverse effect on our business, results of operations or financial condition. The discovery of additional environmental issues, the modification of existing laws or regulations or the promulgation of new ones, more vigorous enforcement by regulators, the imposition of joint and several liability under CERCLA or analogous state laws, or other unanticipated events could also result in a material adverse effect.

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

As of December 31, 2013, we had approximately 2,056 employees, of which 491 were salaried employees with the remainder paid hourly. Unions represent approximately 1,335 of our employees, which is approximately 65 percent of our total employees. Each of our unionized facilities has a separate contract with the union that represents the workers employed at such facility. The union contracts expire at various times over the next few years with the exception of our union contract that covers the hourly employees at our Monterrey, Mexico, facility, which expires on an annual basis in January unless otherwise renewed. The 2014 negotiations in Monterrey were successfully completed prior to the expiration of our union contract. In 2012, we extended the labor contract at our London, Ontario facility through March 2018.  In 2013, we successfully negotiated our collective bargaining agreement at our Brillion, Wisconsin facility, extending that agreement through June, 2018.

In 2014, we have collective bargaining agreements expiring at our Erie, Pennsylvania and Rockford, Illinois facilities.  We do not anticipate that our 2014 negotiations will have a material adverse effect on our operating performance or cost.

Note 17 – Product Warranties

The Company provides product warranties in conjunction with certain product sales. Generally, sales are accompanied by a 1- to 5-year standard warranty. These warranties cover factors such as non-conformance to specifications and defects in material and workmanship.

Estimated standard warranty costs are recorded in the period in which the related product sales occur. The warranty liability recorded at each balance sheet date in other current liabilities reflects the estimated number of months of warranty coverage outstanding for products delivered times the average of historical monthly warranty payments, as well as additional amounts for certain major warranty issues that exceed a normal claims level. We had a campaign related to automatic slack adjusters manufactured by our Gunite business unit, and recognized a charge of $0.7 million in 2011 as a component of operating expenses. During 2011, our Gunite business unit experienced a brake drum quality issue and we recognized charges of $2.5 million as a component of operating expenses to contain the issue and protect our customers.

The following table summarizes product warranty activity recorded for years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
(In thousands)	2013	2012	2011
Balance—beginning of period	$294	$797	$3,701
Provision for new warranties	249	568	4,047
Payments	(258)	(1,071)	(5,752)
Sale of certain assets and liabilities	16	—	(1,199)
Balance—end of period	$301	$294	$797

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

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2013
(In thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
ASSETS
Cash and cash equivalents	$31,018	$—	$2,408	$—	$33,426
Accounts and other receivables, net	97,382	19,955	60,538	(118,355)	59,520
Inventories	16,858	20,759	2,022	(310)	39,329
Other current assets	7,159	4,357	5,477	—	16,993
Total current assets	152,417	45,071	70,445	(118,665)	149,268
Property, plant, and equipment, net	80,286	103,800	35,538	—	219,624
Goodwill	96,283	4,414	—	—	100,697
Intangible assets, net	122,764	2,666	—	—	125,430
Investments in and advances to subsidiaries and affiliates	128,059	—	—	(128,059)	—
Other non-current assets	5,971	1,791	8,996	—	16,758
TOTAL	$585,780	$157,742	$114,979	$(246,724)	$611,777
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$12,092	$28,215	$7,220	—	$47,527
Accrued payroll and compensation	1,604	5,776	1,383	—	8,763
Accrued interest payable	12,535	—	—	—	12,535
Accrued and other liabilities	112,164	22,705	4,970	$(118,665)	21,174
Total current liabilities	138,395	56.696	13,573	(118,665)	89,999
Long term debt	330,183	—	—	—	330,183
Deferred and non-current income taxes	36,970	(19,108)	(334)	—	17,528
Other non-current liabilities	18,348	75,769	18,066	—	112,183
Stockholders’ equity	61,884	44,385	83,674	(128,059)	61,884
TOTAL	$585,780	$157,742	$114,979	$(246,724)	$611,777

	December 31, 2012
(In thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
ASSETS
Cash and cash equivalents	$24,084	$—	$2,667	$—	$26,751
Accounts and other receivables, net	36,107	18,403	40,713	(30,627)	64,596
Inventories	19,563	24,528	17,681	(580)	61,192
Other current assets	7,231	1,727	1,217	—	10,175
Total current assets	86,985	44,658	62,278	(31,207)	162,714
Property, plant, and equipment, net	93,990	110,894	62,493	—	267,377
Goodwill	96,283	4,414	—	—	100,697
Intangible assets, net	131,347	2,833	—	—	134,180
Investments in and advances to subsidiaries and affiliates	95,875	—	—	(95,875)	—
Other non-current assets	14,066	586	5,099	(6,903)	12,848
TOTAL	$518,546	$163,385	$129,870	$(133,985)	$677,816
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$14,809	$26,999	$17,373	—	$59,181
Accrued payroll and compensation	1,241	7,203	2,282	—	10,726
Accrued interest payable	12,543	—	—	—	12,543
Accrued and other liabilities	9,061	41,531	4,926	$(31,207)	24,311
Total current liabilities	37,654	75,733	24,581	(31,207)	106,761
Long term debt	324,133	—	—	—	324,133
Deferred and non-current income taxes	73,410	(39,830)	555	(6,903)	27,232
Other non-current liabilities	18,476	106,671	29,670	—	154,817
Stockholders’ equity	64,873	20,811	75,064	(95,875)	64,873
TOTAL	$518,546	$163,385	$129,870	$(133,985)	$677,816

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year ended December 31, 2013
(In thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$429,175	$288,220	$132,776	$(207,288)	$642,883
Cost of goods sold	403,996	277,955	123,535	(206,559)	598,927
Gross profit	25,179	10,265	9,241	(729)	43,956
Operating expenses	43,118	1,747	323	—	45,188
Income from operations	(17,939)	8,518	8,918	(729)	(1,232)
Other income (expense):
Interest expense, net	(35,664)	(800)	1,437	—	(35,027)
Equity in earnings of subsidiaries	11,786	—	—	(11,786)	—
Other income (expense), net	(259)	222	(283)	—	(320)
Income (loss) before income taxes from continuing operations	(42,076)	7,940	10,072	(12,515)	(36,579)
Income tax (benefit)	(3,763)	(8,438)	1,957	—	(10,244)
Income (loss) from continuing operations	(38,313)	16,378	8,115	(12,515)	(26,335)
Discontinued operations, net of tax	—	—	(11,978)	—	(11,978)
Net income (loss)	$(38,313)	$16,378	$(3,863)	$(12,515)	$(38,313)

Comprehensive income (loss)	$(5,191)	$32,012	$10,044	$(42,056)	$(5,191)

	Year ended December 31, 2012
(In thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$438,350	$398,662	$146,620	$(188,998)	$794,634
Cost of goods sold	420,062	371,192	141,377	(188,998)	743,633
Gross profit	18,288	27,470	5,243	—	51,001
Operating expenses	16,384	173,557	290	—	190,231
Income from operations	1,904	(146,087)	4,953	—	(139,230)
Other income (expense):
Interest expense, net	(34,672)	(239)	(27)	—	(34,938)
Equity in earnings of subsidiaries	(147,264)	—	—	147,264	—
Other income (expense), net	1,167	243	(2,274)	—	(864)
Income (loss) before income taxes from continuing operations	(178,865)	(146,083)	2,652	147,264	(175,032)
Income tax provision (benefit)	(858)	—	(799)	—	(1,657)
Income (loss) from continuing operations	(178,007)	(146,083)	3,451	147,264	(173,375)
Discontinued operations, net of tax	—	—	(4,632)	—	(4,632)
Net income (loss)	$(178,007)	$(146,083)	$(1,181)	$147,264	$(178,007)

Comprehensive income (loss)	$(195,419)	$(153,548)	$(8,663)	$162,211	$(195,419)

	Year Ended December 31, 2011
(In thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$432,934	$388,641	$147,236	$(164,274)	$804,537
Cost of goods sold	374,709	378,352	138,140	(164,274)	726,927
Gross profit	58,225	10,289	9,096	—	77,610
Operating expenses	46,748	9,795	340	—	56,883
Income from operations	11,477	494	8,756	—	20,727
Other income expense:
Interest expense, net	(33,475)	(275)	(347)	—	(34,097)
Equity in earnings of subsidiaries	(27,772)	—	—	27,772	—
Other income (expense), net	37,788	3,298	(37,459)	—	3,627
Income (loss) before income taxes from continuing operations	(11,982)	3,517	(29,050)	27,772	(9,743)
Income tax provision (benefit)	5,049	—	2,712	—	7,761
Income (loss) from continuing operations	(17,031)	3,517	(31,762)	27,772	(17,504)
Discontinued operations, net of tax	—	—	473	—	473
Net income (loss)	$(17,031)	$3,517	$(31,289)	$27,772	$(17,031)

Comprehensive income (loss)	$(42,892)	$(10,646)	$(39,443)	$50,089	$(42,892)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31, 2013
(In thousands)	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(38,313)	$16,378	$(3,863)	$(12,515)	$(38,313)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	10,503	19,584	5,492	—	35,579
Amortization – deferred financing costs	2,684	—	—	—	2,684
Amortization – other intangible assets	8,583	167	—	—	8,750
(Gain) loss on disposal of assets	761	176	11,150	—	12,087
Deferred income taxes	(3,910)	(8,438)	(687)	—	(13,035)
Non-cash stock-based compensation	2,411	—	—	—	2,411
Equity in earnings of subsidiaries and affiliates	(12,205)	—	—	12,205	—
Change in other operating items	77,131	(53,546)	(39,139)	310	(15,244)
Net cash provided by (used in) operating activities	47,645	(25,679)	(27,047)	—	(5,081)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(15,283)	(19,573)	(3,999)	—	(38,855)
Proceeds from notes receivable	(73,047)	(185,927)	(39,204)	298,178	—
Payment on notes receivable	29,207	187,368	37,991	(254,566)	—
Other	14,944	—	32,000	—	46,944
Net cash provided by (used in) investing activities	(44,179)	(18,132)	26,788	43,612	8,089

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on notes payable	(245,359)	(29,207)	—	254,566	(20,000)
Proceeds from notes payable	250,131	73,047	—	(298,178)	25,000
Other	(1,333)	—	—	—	(1,333)
Net cash provided by financing activities	3,439	43,840	—	(43,612)	3,667

Increase (decrease) in cash and cash equivalents	6,905	29	(259)	—	6,675
Cash and cash equivalents, beginning of period	24,113	(29)	2,667	—	26,751
Cash and cash equivalents, end of period	$31,018	$—	$2,408	$—	$33,426

	Year ended December 31, 2012
(In thousands)	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(178,007)	$(146,083)	$(1,181)	$147,264	$(178,007)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and impairment	10,493	159,067	12,306	—	181,866
Amortization – deferred financing costs	2,759	—	—	—	2,759
Amortization – other intangible assets	8,616	2,365	—	—	10,981
(Gain) loss on disposal of assets	(1,950)	2,718	107	—	875
Deferred income taxes	(1,571)	—	(2,232)	—	(3,803)
Non-cash stock-based compensation	3,119	—	—	—	3,119
Equity in earnings of subsidiaries and affiliates	147,264	—	—	(147,264)
Change in other operating items	35,877	(20,193)	(5,444)	—	10,240
Net cash provided by (used in) operating activities	26,600	(2,126)	3,556	—	28,030

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(25,152)	(24,200)	(9,842)	—	(59,194)
Other	(37,823)	28,844	9,979	—	1,000
Net cash provided by (used in) investing activities	(62,975)	4,644	137	—	(58,194)

CASH FLOWS FROM FINANCING ACTIVITIES:
Other	8,910	—	(8,910)	—	—
Net cash provided by financing activities	8,910	—	(8,910)	—	—

Increase (decrease) in cash and cash equivalents	(27,465)	2,518	(5,217)	—	(30,164)
Cash and cash equivalents, beginning of period	51,578	(2,547)	7,884	—	56,915
Cash and cash equivalents, end of period	$24,113	$(29)	$2,667	$—	$26,751

	Year Ended December 31, 2011
(In thousands)	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(17,031)	$3,517	$(31,289)	$27,772	$(17,031)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	10,717	20,802	7,399	—	38,918
Amortization – deferred financing costs	2,759	—	—	—	2,759
Amortization – other intangible assets	8,767	2,614	979	—	12,360
Loss on disposal of assets	(11,461)	(957)	12,862	—	444
Deferred income taxes	4,842	—	(548)	—	4,294
Non-cash stock-based compensation	2,397	—	—	—	2,397
Equity in earnings of subsidiaries and affiliates	27,772	—	—	(27,772)	—
Non-cash change in warrant liability	(3,971)			—	(3,971)
Change in other operating items	(35,831)	15,603	(21,479)	—	(41,707)
Net cash provided by (used in) operating activities	(11,040)	41,579	(32,076)	—	(1,537)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(10,115)	(42,249)	(6,007)	—	(58,371)
Other	(22,381)	—	40,738	—	18,357
Net cash provided by (used in) investing activities	(32,496)	(42,249)	34,731	—	(40,014)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in revolving credit advance	20,000	—	—	—	20,000
Net cash provided by (used in) financing activities	20,000	—	—	—	20,000

Increase (decrease) in cash and cash equivalents	(23,536)	(670)	2,655	—	(21,551)
Cash and cash equivalents, beginning of period	75,114	(1,877)	5,229	—	78,466
Cash and cash equivalents, end of period	$51,578	$(2,547)	$7,884	$—	$56,915

Note 19 – Changes in Accumulated Other Comprehensive Income (Loss) by Component

	For the Year Ended December 31, 2013
(In thousands)	Pension Plan	Post Retirement Plan	Total
Accumulated other comprehensive loss as of December 31, 2012	$(46,166)	$(5,668)	$(51,834)
Amounts reclassified from accumulated other comprehensive income (loss)	25,737	7,385	33,122
Accumulated other comprehensive income (loss) as of December 31, 2013	$(20,429)	$1,717	$(18,712)

Reclassifications out of Accumulated Other Comprehensive Income:

	For the Year Ended December 31, 2013
(In thousands)	Pension Plan	Post Retirement Plan	Total
Amortization of Pension and Postretirement Plan items
Prior service costs	$44	$539	$583	(a)
Actuarial gain	35,568	11,007	44,574	(a)
Amortization of net actuarial gain	2,607	114	2,722	(a)
Total before tax	38,219	11,660	49,879
Tax (expense) benefit	(12,481)	(4,276)	(16,757)
Total reclassified for the period	$25,738	$7,384	$33,122

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension and post retirement plan costs. See Pension footnote, Note 8, for additional details.