Form 10-Q
period 2014-03-31
ACCURIDE CORP
filed 2014-04-28
CIK 817979

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014.

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒ No ☐

As of April 26, 2014, 47,702,504 shares of Accuride Corporation common stock, par value $.01 per share, were outstanding

ACCURIDE CORPORATION

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ACCURIDE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
(In thousands, except for share and per share data)	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,640	$33,426
Customer receivables, net of allowance for doubtful accounts of $365 and $431 in 2014 and 2013, respectively	73,463	51,382
Other receivables	9,832	8,138
Inventories	45,309	39,329
Deferred income taxes	3,805	3,806
Prepaid expenses and other current assets	12,000	11,894
Assets held for sale	—	1,293
Total current assets	166,049	149,268
PROPERTY, PLANT AND EQUIPMENT, net	218,527	219,624
OTHER ASSETS:
Goodwill	100,697	100,697
Other intangible assets, net	123,411	125,430
Deferred financing costs, net of accumulated amortization of $4,006 and $3,649 in 2014 and 2013, respectively	6,083	6,440
Deferred income taxes	488	503
Other	11,501	9,815
TOTAL	$626,756	$611,777
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$63,061	$47,527
Accrued payroll and compensation	10,443	8,763
Accrued interest payable	5,127	12,535
Accrued workers compensation	4,364	4,373
Accrued and other liabilities	16,123	16,801
Total current liabilities	99,118	89,999
LONG-TERM DEBT	340,446	330,183
DEFERRED INCOME TAXES	17,792	17,528
NON-CURRENT INCOME TAXES PAYABLE	8,367	8,367
OTHER POSTRETIREMENT BENEFIT PLAN LIABILITY	70,841	70,584
PENSION BENEFIT PLAN LIABILITY	19,637	20,687
OTHER LIABILITIES	11,665	12,545
COMMITMENTS AND CONTINGENCIES (Note 7)	—	—
STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.01 par value; 10,000,000 shares authorized	—	—
Common Stock, $0.01 par value; 80,000,000 shares authorized, 47,702,504 and 47,515,155 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively, and additional paid-in-capital	440,725	440,479
Accumulated other comprehensive loss	(18,379)	(18,712)
Accumulated deficiency	(363,456)	(359,883)
Total stockholders’ equity	58,890	61,884
TOTAL	$626,756	$611,777

See notes to unaudited condensed consolidated financial statements.

ACCURIDE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)
	Three Months Ended March 31,
(In thousands except per share data)	2014	2013

NET SALES	$166,784	$162,987
COST OF GOODS SOLD	149,761	156,709
GROSS PROFIT	17,023	6,278
OPERATING EXPENSES:
Selling, general and administrative	10,454	11,075
INCOME (LOSS) FROM OPERATIONS	6,569	(4,797)
OTHER INCOME (EXPENSE):
Interest expense, net	(8,420)	(8,694)
Other income, net	(530)	145
LOSS BEFORE INCOME TAXES FROM CONTINUING OPERATIONS	(2,381)	(13,346)
INCOME TAX PROVISION	904	1,409
LOSS FROM CONTINUING OPERATIONS	(3,285)	(14,755)
DISCONTINUED OPERATIONS, NET OF TAX	(288)	(1,192)
NET LOSS	$(3,573)	$(15,947)
Weighted average common shares outstanding-basic	47,596	47,453
Basic loss per share-continuing operations	(0.07)	(0.31)
Basic loss per share-discontinued operations	(0.01)	(0.03)
Basic loss per share	$(0.08)	$(0.34)
Weighted average common shares outstanding-diluted	47,596	47,453
Diluted loss per share-continuing operations	(0.07)	(0.31)
Diluted loss per share-discontinued operations	(0.01)	(0.03)
Diluted loss per share	$(0.08)	$(0.34)
OTHER COMPREHENSIVE INCOME, NET OF TAX:
Defined benefit plans	333	331
COMPREHENSIVE LOSS	$(3,240)	$(15,616)

See notes to unaudited condensed consolidated financial statements.

ACCURIDE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands)	Common Stock and Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficiency	Total Stockholders’ Equity
BALANCE at January 1, 2013	$438,277	$(51,834)	$(321,570)	$64,873
Net loss	—	—	(15,947)	(15,947)
Share-based compensation expense	694	—	—	694
Tax impact of forfeited vested shares	(103)	—	—	(103)
Other comprehensive income	—	331	—	331
BALANCE—March 31, 2013	$438,868	$(51,503)	$(337,517)	$49,848

(In thousands)	Common Stock and Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficiency	Total Stockholders’ Equity
BALANCE—January 1, 2014	$440,479	$(18,712)	$(359,883)	$61,884
Net loss	—	—	(3,573)	(3,573)
Share-based compensation expense	499	—	—	499
Tax impact of forfeited vested shares	(253)	—	—	(253)
Other comprehensive income	—	333	—	333
BALANCE—March 31, 2014	$440,725	$(18,379)	$(363,456)	$58,890

See notes to unaudited condensed consolidated financial statements.

ACCURIDE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(In thousands)	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,573)	$(15,947)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	8,253	9,158
Amortization – deferred financing costs	620	690
Amortization – other intangible assets	2,019	2,273
(Gain) loss on disposal of assets	(7)	857
Provision for deferred income taxes	182	686
Non-cash stock-based compensation	499	694
Changes in certain assets and liabilities:
Receivables	(23,775)	(27,082)
Inventories	(5,980)	3,739
Prepaid expenses and other assets	(1,458)	(5,050)
Accounts payable	15,151	21,608
Accrued and other liabilities	(8,243)	(11,448)
Net cash used in operating activities	(16,312)	(19,822)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(6,709)	(15,355)
Proceeds from sale leaseback transactions	—	14,944
Proceeds from sale of assets	1,235	—
Net cash used in investing activities	(5,474)	(411)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolver	10,000	25,000
Net cash provided from financing activities	10,000	25,000
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11,786)	4,767
CASH AND CASH EQUIVALENTS—Beginning of period	33,426	26,751
CASH AND CASH EQUIVALENTS—End of period	$21,640	$31,518

Supplemental cash flow information:
Cash paid for interest	$15,188	$15,367
Cash paid for income taxes	706	1,097
Non-cash transactions:
Purchases of property, plant and equipment in accounts payable	$3,610	$3,730

See notes to unaudited condensed consolidated financial statements.

ACCURIDE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(AMOUNTS IN THOUSANDS, UNLESS OTHERWISE NOTED, EXCEPT SHARE AND PER SHARE DATA)

Note 1 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), except that the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  However, in the opinion of Accuride Corporation (“Accuride” or the “Company”), all adjustments (consisting primarily of normal recurring accruals) considered necessary to present fairly the unaudited condensed consolidated financial statements have been included.

The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014.  The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited condensed consolidated financial statements and notes thereto disclosed in Accuride’s Annual Report on Form 10-K for the year ended December 31, 2013.

On August 1, 2013, the Company announced the sale of substantially all of the assets, liabilities and business of its Imperial Group business to Wynnchurch Capital, Ltd. in partnership with Imperial Manufacturing, Inc. for $30.0 million, plus a contingent earn-out opportunity of up to $2.25 million. The sale resulted in the recognition of a $12.0 million loss, including a $2.5 million impairment charge, on our consolidated statement of operations for the year ended December 31, 2013, which has been classified as Discontinued Operations.   See Note 2, “Discontinued Operations”, for further discussion.

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

Earnings Per Common Share – Basic and diluted earnings per common share were computed as follows:

	Three Months Ended March 31,
(In thousands except per share data)	2014	2013

Numerator:
Net loss from continuing operations	$(3,285)	$(14,755)
Net loss from discontinued operations	(288)	(1,192)
Net loss	$(3,573)	$(15,947)
Denominator:
Weighted average shares outstanding – Basic	47,596	47,453
Weighted average shares outstanding - Diluted	47,596	47,453

Basic loss per common share:
From continuing operations	$(0.07)	$(0.31)
From discontinued operations	(0.01)	(0.03)
Basic loss per common share	$(0.08)	$(0.34)

Diluted loss per common share
From continuing operations	$(0.07)	$(0.31)
From discontinued operations	(0.01)	(0.03)
Diluted loss per common share	$(0.08)	$(0.34)

As of March 31, 2014, there were options exercisable for 153,889 shares that were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.  As of March 31, 2013, there were options exercisable for 194,068 shares that were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.

Stock-Based Compensation – Compensation expense for share-based compensation programs recognized as a component of operating expenses, was $0.5 million and $0.7 million for the three months ended March 31, 2014 and March 31, 2013 respectively.

As of March 31, 2014, there was approximately $4.0 million of unrecognized pre-tax compensation expense related to share-based awards not yet vested that will be recognized over a weighted-average period of 1.5 years.

Income Tax – Under Accounting Standards Codification (“ASC”) 270, Interim Financial Reporting, we compute on a quarterly basis an estimated annual effective tax rate considering ordinary income and related income tax expense. Ordinary income refers to income (loss) before income tax expense excluding significant, unusual, or infrequently occurring items. The tax effect of an unusual or infrequently occurring item is recorded in the interim period in which it occurs. Other items included in income tax expense in the periods in which they occur include the cumulative effect of changes in tax laws or rates, foreign exchange gains and losses, adjustments to uncertain tax positions, and adjustments to our valuation allowance due to changes in judgment in the realizability of deferred tax assets in future years.

Our effective tax rate is (38.0)% and (10.6)% for the three months ended March 31, 2014 and 2013, respectively.  The effective tax rate for the quarter is impacted by the relative impact of discrete items and certain entities for which a full valuation allowance is recognized.

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

Recent Accounting Adoptions

In February 2013, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)  2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date.  The objective of the amendments in this update is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for those obligations addressed within existing guidance in U.S. GAAP.  The amendment requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and an additional amount the reporting entity expects to pay on behalf of its co-obligors.  The entity is required to disclose the nature and amount of the obligation as well as other information about those obligations.  The Company adopted this ASU as of January 1, 2014.  This adoption did not have an effect on our financial statements.

On July 18, 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.  Topic 740 does not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  The objective of the amendments in this update is to eliminate that diversity in practice.  The Company adopted this ASU as of January 1, 2014.  This ASU did not have an effect on our financial statements.

Note 2 – Discontinued Operations

On August 1, 2013, the Company announced that it completed the sale of substantially all of the assets of its Imperial Group (“Imperial”) business to Imperial Group Manufacturing, Inc., a new company formed and capitalized by Wynnchurch Capital for total cash consideration of $30.0 million at closing, plus a contingent earn-out opportunity of up to $2.25 million.    The sale resulted in recognition of a $12.0 million loss for the year ended December 31, 2013, which was reclassified as discontinued operations.

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

The Company has reclassified certain operating results and the loss on sale transactions for Imperial Group L.P.  to discontinued operations.

The following table presents sales and income attributable to discontinued operations.

	Three months ended March 31,
(In thousands)	2014	2013

Net sales	$—	$29,473

Income (loss) from operations	—	(1,192)
Other Income (Expense)	(288)	—
Discontinued operations	$(288)	$(1,192)

Note 3 - Inventories

Inventories at March 31, 2014 and December 31, 2013, on a FIFO basis, were as follows:

	March 31, 2014	December 31, 2013
Raw materials	$8,807	$7,483
Work in process	12,124	12,996
Finished manufactured goods	24,378	18,850
Total inventories	$45,309	$39,329

Note 4 - Goodwill and Other Intangible Assets

The following represents the carrying amount of goodwill, on a reportable segment basis, as of December 31, 2013 and March 31, 2014:
	Wheels	Brillion Iron Works	Total
Balance as of December 31, 2013	$96,283	$4,414	$100,697
Balance as of March 31, 2014	$96,283	$4,414	$100,697

The changes in the carrying amount of other intangible assets for the period December 31, 2013 to March 31, 2014, by reportable segment, are as follows:

	Wheels	Brillion Iron Works	Total
Balance as of December 31, 2013	$122,764	$2,666	$125,430
Amortization	(1,977)	(42)	(2,019)
Balance as of March 31, 2014	$120,787	$2,624	$123,411

The changes in the carrying amount of other intangible assets for the period December 31, 2012 to March 31, 2013, by reportable segment, are as follows:
	Wheels	Brillion Iron Works	Corporate	Total
Balance as of December 31, 2012	$130,668	$2,833	$679	$134,180
Amortization	(1,975)	(41)	(257)	(2,273)
Balance as of March 31, 2013	$128,693	$2,792	$422	$131,907

The summary of goodwill and other intangible assets is as follows:

		As of March 31, 2014			As of December 31, 2013
	Weighted Average Useful Lives	Gross Amount	Accumulated Amortization	Carrying Amount	Gross Amount	Accumulated Amortization	Carrying Amount
Goodwill	—	$100,697	$—	$100,697	$100,697	$—	$100,697
Other intangible assets:
Trade names	—	$25,200	$—	$25,200	$25,200	$—	$25,200
Technology	10.0	38,849	21,233	17,616	38,849	20,497	18,352
Customer relationships	19.9	129,093	48,498	80,595	129,093	47,215	81,878
Other intangible assets:		$194,694	$71,283	$123,411	$194,694	$69,264	$125,430

We estimate that our amortization expense for our other intangible assets for 2014 through 2018 will be approximately $8.1 million for 2014, and $8.1 million for each of the years 2015 through 2018.

Note 5 – Assets Held for Sale

At December 31, 2013, assets totaling $1.3 million were classified as held for sale.  The assets consisted of a building and land related to the Elkhart, IN facility that our Gunite business exited in 2012.  The sale of these assets was completed on February 24, 2014, and the net proceeds totaled $1.2 million.

Note 6 - Pension and Other Postretirement Benefit Plans

Components of net benefit cost credited to income for the three months ended March 31:

	Pension Benefits		Other Benefits
	2014	2013	2014	2013
Service cost-benefits earned during the period	$264	$286	$85	$142
Interest cost on projected benefit obligation	2,654	2,624	876	890
Expected return on plan assets	(3,155)	(2,988)	—	—
Amortization of prior service (credit) cost	11	11	(9)	—
Amortization of loss	50	663	77	26
Total benefits cost (credited) charged to income	$(176)	$596	$1,029	$1,058

As of March 31, 2014, $2.7 million has been contributed to our sponsored pension plans.  We presently anticipate contributing an additional $11.3 million to fund our pension plans during 2014 for a total of $14.0 million.  Not included in the anticipated contributions for the year are any potential payments related to the plan associated with our Elkhart, Indiana facility that was closed in 2012.  The amount of those contributions has not been determined as of the date of this filing.

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

As of March 31, 2014, we had an environmental reserve of approximately $1.5 million, related primarily to our foundry operations. This reserve is based on management’s review of potential liabilities as well as cost estimates related thereto. Any expenditures required for us to comply with applicable environmental laws and/or pay for any remediation efforts will not be reduced or otherwise affected by the existence of the environmental reserve. Our environmental reserve may not be adequate to cover our future costs related to the sites associated with the environmental reserve, and any additional costs may have a material adverse effect on our business, results of operations or financial condition. The discovery of additional environmental issues, the modification of existing laws or regulations or the promulgation of new ones, more vigorous enforcement by regulators, the imposition of joint and several liability under CERCLA or analogous state laws, or other unanticipated events could also result in a material adverse effect on our consolidated financial statements.

The Iron and Steel Foundry National Emission Standard for Hazardous Air Pollutants (“NESHAP”) was developed pursuant to Section 112(d) of the Clean Air Act and requires major sources of hazardous air pollutants to install controls representative of maximum achievable control technology. Based on currently available information, we do not anticipate material costs regarding ongoing compliance with the NESHAP; however if we are found to be out of compliance with the NESHAP, we could incur liability that could have a material adverse effect on our consolidated financial statements.

At the Erie, Pennsylvania, facility, we have obtained an environmental insurance policy to provide coverage with respect to certain environmental liabilities.

Management does not believe that the outcome of any currently pending environmental proceeding will have a material adverse effect on our consolidated financial statements.

As of March 31, 2014, we had approximately 2,222 employees, of which 479 were salaried employees with the remainder paid hourly. Unions represent approximately 1,522 of our employees, which is approximately 69 percent of our total employees. Each of our unionized facilities has a separate contract with the union that represents the workers employed at such facility. The union contracts expire at various times over the next few years with the exception of our union contract that covers the hourly employees at our Monterrey, Mexico, facility, which expires on an annual basis in January unless otherwise renewed. The 2014 negotiations in Monterrey were completed prior to the expiration of our union contract.

We have collective bargaining agreements expiring at our Erie, Pennsylvania facility in September, 2014 and our Rockford, Illinois facility in November, 2014. These agreements cover 207 and 311 employees, respectively.  We do not anticipate that our 2014 negotiations will have a material adverse effect on our operating performance or cost.

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

The carrying amounts of cash and cash equivalents, customer receivables, and accounts payable approximate fair value because of the relatively short maturity of these instruments.  The fair value of our 9.5% senior secured notes based on market quotes, which we determined to be Level 1 inputs, at March 31, 2014 was approximately $319.6 million compared to the carrying amount of $305.4 million.  The fair value of our 9.5% senior secured notes based on market quotes, which we determined to be Level 1 inputs, at December 31, 2013 was approximately $306.9 million compared to the carrying amount of $305.2 million.  The Company believes the fair value of our asset-based loan (“ABL”) facility at March 31, 2014 and December 31, 2013 equals the carrying value of $35.0 million and $25.0 million, respectively.  As of March 31, 2014 and December 31, 2013 we had no other outstanding financial instruments.

Note 9 – Segment Reporting

Based on our continual monitoring of the long-term economic characteristics, products and production processes, class of customer, and distribution methods of our operating segments, we have identified each of our operating segments below as reportable segments.  We believe this segmentation is appropriate based upon operating decisions and performance assessments by our President and Chief Executive Officer.  The accounting policies of the reportable segments are the same as described in Note 1, Summary of Significant Accounting Policies of our Annual Report on Form 10-K for the year ended December 31, 2013.

	Three Months Ended March 31,
	2014	2013
Net sales:
Wheels	$92,218	$93,162
Gunite	43,973	39,396
Brillion Iron Works	30,593	30,429
Consolidated total	$166,784	$162,987

Operating Income (loss):
Wheels	$9,742	$5,743
Gunite	3,278	(1,777)
Brillion Iron Works	1,275	575
Corporate / Other	(7,726)	(9,338)
Consolidated total	$6,569	$(4,797)

Excluded from net sales above are inter-segment sales from Brillion Iron Works to Gunite, as shown in the table below:

	Three Months Ended March 31,
	2014	2013
Inter-segment sales	$3,841	$2,448

	As of
	March 31, 2014	December 31, 2013
Total assets:
Wheels	$466,969	$452,271
Gunite	64,729	55,016
Brillion Iron Works	56,751	52,547
Corporate / Other	38,307	51,943
Consolidated total	$626,756	$611,777

Note 10 - Debt

As of March 31, 2014, total debt was $340.4 million consisting of $305.4 million of our outstanding 9.5% senior secured notes, net of discount, and a $35.0 million draw on our ABL facility. As of December 31, 2013, total debt was $330.2 million consisting of $305.2 million of our outstanding 9.5% senior secured notes, net of discount, and a $25.0 million draw on our ABL facility.

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

On July 29, 2010, we entered into our Prior ABL Facility, which was a senior secured asset based revolving credit facility, in an aggregate principal amount of up to $75.0 million, with the right to increase the availability under the facility by up to $25.0 million in the aggregate.  On February 7, 2012, we exercised our option to increase the loan commitments under the Prior ABL Facility by $25.0 million (for a total aggregate availability of $100.0 million) by entering into an ABL incremental agreement.  The Prior ABL Facility would have matured on July 29, 2014 and provided for loans and letters of credit in an aggregate amount up to the amount of the facility, subject to meeting certain borrowing base conditions, with sub-limits of up to $10.0 million for swingline loans and $25.0 million to be available for the issuance of letters of credit.   Loans under the Prior ABL Facility bore interest at an annual rate equal to, at our option, either LIBOR plus 3.50% or Base Rate plus 2.75%, subject to changes based on our leverage ratio as defined in the Prior ABL Facility.  On July 11, 2013, the Company entered into a new credit facility.  We were also required to pay a commitment fee equal to 0.50% per annum to the lenders under the Prior ABL Facility if utilization under the facility exceeded 50.0% of the total commitments under the facility and a commitment fee equal to 0.75% per annum if utilization under the facility was less than or equal to 50.0% of the total commitments under the facility. Customary letter of credit fees were also payable as necessary.  The obligations under the Prior ABL Facility are secured by (i) first priority liens on substantially all of the Company’s accounts receivable and inventories, subject to certain exceptions and permitted liens (the “ABL Priority Collateral”) and (ii) second priority liens on substantially all of the Company’s owned real property and tangible and intangible assets other than the ABL Priority Collateral, including all of the outstanding capital stock of our domestic subsidiaries, subject to certain exceptions and permitted liens (the “Notes Priority Collateral”).

On July 11, 2013, we entered into the New ABL Facility and used $45.3 million of borrowings under the New ABL Facility and cash on hand to repay all amounts outstanding under the Prior ABL Facility and to pay related fees and expenses.

The New ABL Facility is a senior secured asset based credit facility in an aggregate principal amount of up to $100.0 million, consisting of a $90.0 million revolving credit facility and a $10.0 million first-in last-out term facility, with the right, subject to certain conditions, to increase the availability under the facility by up to $50.0 million in the aggregate. The New ABL Facility currently matures on July 11, 2018, but may be extended pursuant under certain circumstances pursuant to the terms of the New ABL Facility.

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

CONDENSED CONSOLIDATED BALANCE SHEET

	March 31, 2014
(In thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
ASSETS
Cash and cash equivalents	$16,922	$—	$4,718	$—	$21,640
Customer and other receivables, net	6,330	20,945	62,091	(6,071)	83,295
Inventories	20,531	22,378	2,839	(439)	45,309
Other current assets	6,869	3,309	5,627	—	15,805
Total current assets	50,652	46,632	75,275	(6,510)	166,049
Property, plant and equipment, net	81,036	103,028	34,463	—	218,527
Goodwill	96,283	4,414	—	—	100,697
Other intangible assets, net	120,787	2,624	—	—	123,411
Investments in and advances to subsidiaries and affiliates	134,549	—	—	(134,549)	—
Deferred income taxes	36,761	—	2,895	(39,168)	488
Other non-current assets	6,956	391	10,237	—	17,584
TOTAL	$527,024	$157,089	$122,870	$(180,227)	$626,756
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$16,098	$34,780	$12,183	$—	$63,061
Accrued payroll and compensation	2,922	5,888	1,633	—	10,443
Accrued interest payable	5,127	—	—	—	5,127
Accrued and other liabilities	10,202	11,974	4,821	(6,510)	20,487
Total current liabilities	34,349	52,642	18,637	(6,510)	99,118
Long term debt	340,446	—	—	—	340,446
Deferred and non-current income taxes	83,503	(20,450)	2,274	(39,168)	26,159
Other non-current liabilities	9,836	74,205	18,102	—	102,143
Stockholders’ equity	58,890	50,692	83,857	(134,549)	58,890
TOTAL	$527,024	$157,089	$122,870	$(180,227)	$626,756

	December 31, 2013
(In thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
ASSETS
Cash and cash equivalents	$31,018	$—	$2,408	$—	$33,426
Customer and other receivables, net	97,382	19,955	60,538	(118,355)	59,520
Inventories	16,858	20,759	2,022	(310)	39,329
Other current assets	7,159	4,357	5,477	—	16,993
Total current assets	152,417	45,071	70,445	(118,665)	149,268
Property, plant and equipment, net	80,286	103,800	35,538	—	219,624
Goodwill	96,283	4,414	—	—	100,697
Other intangible assets, net	122,764	2,666	—	—	125,430
Investments in and advances to subsidiaries and affiliates	128,059	—	—	(128,059)	—
Other non-current assets	5,971	1,791	8,996	—	16,758
TOTAL	$585,780	$157,742	$114,979	$(246,724)	$611,777
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$12,092	$28,215	$7,220	$—	$47,527
Accrued payroll and compensation	1,604	5,776	1,383	—	8,763
Accrued interest payable	12,535	—	—	—	12,535
Accrued and other liabilities	112,164	22,705	4,970	(118,665)	21,174
Total current liabilities	138,395	56,696	13,573	(118,665)	89,999
Long term debt	330,183	—	—	—	330,183
Deferred and non-current income taxes	36,970	(19,108)	(334)	—	17,528
Other non-current liabilities	18,348	75,769	18,066	—	112,183
Stockholders’ equity	61,884	44,385	83,674	(128,059)	61,884
TOTAL	$585,780	$157,742	$114,979	$(246,724)	$611,777

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31, 2014
(In thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$108,531	$74,302	$32,654	$(48,703)	$166,784
Cost of goods sold	98,882	69,704	29,439	(48,264)	149,761
Gross profit	9,649	4,598	3,215	(439)	17,023
Operating expenses	10,122	280	52	—	10,454
Income (loss) from operations	(473)	4,318	3,163	(439)	6,569
Other income (expense):
Interest expense, net	(8,657)	(61)	298	—	(8,420)
Equity in earnings of subsidiaries	5,673	—	—	(5,673)	—
Other income (expense), net	(77)	63	(516)	—	(530)
Income (loss) before income taxes from continuing operations	(3,534)	4,320	2,945	(6,112)	(2,381)
Income tax provision	39	143	722	—	904
Income (loss from continuing operations	(3,573)	4,177	2,223	(6,112)	(3,285)
Discontinued operations, net of tax	—	—	(288)	—	(288)
Net Income (loss)	$(3,573)	$4,177	$1,935	$(6,112)	$(3,573)

Comprehensive income (loss)	$(3,240)	$4,164	$2,270	$(6,434)	$(3,240)

	Three Months Ended March 31, 2013
(In thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$105,158	$74,200	$35,851	$(52,222)	$162,987
Cost of goods sold	101,124	74,479	33,328	(52,222)	156,709
Gross profit	4,034	(279)	2,523	—	6,278
Operating expenses	10,524	470	81	—	11,075
Income (loss) from operations	(6,490)	(749)	2,442	—	(4,797)
Other income (expense):
Interest expense, net	(8,848)	(191)	345	—	(8,694)
Equity in earnings of subsidiaries	150	—	—	(150)	—
Other income (expense), net	(73)	12	206	—	145
Income (loss) before income taxes from continuing operations	(15,261)	(928)	2,993	(150)	(13,346)
Income tax provision (benefit)	686	—	723	—	1,409
Income (loss) from continuing operations	(15,947)	(928)	2,270	(150)	(14.755)
Discontinued operations, net of tax	—	—	(1,192)	—	(1,192)
Net income (loss)	$(15,947)	$(928)	$1,078	$(150)	$(15,947)

Comprehensive income (loss)	$(15,616)	$(928)	$1,409	$(481)	$(15,616)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2014
(In thousands)	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,573)	$4,177	$1,935	$(6,112)	$(3,573)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	2,736	4,456	1,061	—	8,253
Amortization – deferred financing costs	620	—	—	—	620
Amortization – other intangible assets	1,977	42	—	—	2,019
(Gain) loss on disposal of assets	(93)	57	29	—	(7)
Deferred income taxes	182	—	—	—	182
Non-cash stock-based compensation	499	—	—	—	499
Equity in earnings of subsidiaries and affiliates	(5,673)	—	—	5,673	—
Change in other operating items	(8,538)	(15,593)	(613)	439	(24,305)
Net cash provided by (used in) operating activities	(11, 863)	(6,861)	2,412	—	(16,312)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(3,651)	(2,956)	(102)	—	(6,709)
Proceeds from notes receivable	(29,415)	(28,742)	—	58,157	—
Payments on notes receivable	11,607	19,561	—	(31,168)	—
Other	—	1,235	—	—	1,235
Net cash provided by (used in) investing activities	(21,459)	(10,902)	(102)	26,989	(5,474)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	38,742	29,370	45	(58,157)	10,000
Payment on notes payable	(19,516)	(11,607)	(45)	31,168	—
Net cash provided by (used in) financing activities	19,226	17,763	—	(26,989)	10,000
Increase (decrease) in cash and cash equivalents	(14,096)	—	2,310	—	(11,786)
Cash and cash equivalents, beginning of period	31,018	—	2,408	—	33,426
Cash and cash equivalents, end of period	$16,922	$—	$4,718	$—	$21,640

	Three Months Ended March 31, 2013
(In thousands)	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(15,947)	$(928)	$1,078	$(150)	$(15,947)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	2,761	4,625	1,772	—	9,158
Amortization – deferred financing costs	690	—	—	—	690
Amortization – other intangible assets	2,232	41	—	—	2,273
(Gain) loss on disposal of assets	862	8	(13)	—	857
Deferred income taxes	686	—	—	—	686
Non-cash stock-based compensation	694	—	—	—	694
Equity in earnings of subsidiaries and affiliates	(150)	—	—	150	—
Change in other operating items	(21,468)	4,822	(1,587)	—	(18,233)
Net cash provided by (used in) operating activities	(29,640)	8,568	1,250	—	(19,822)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(5,005)	(8,660)	(1,690)	—	(15,355)
Other	14,944	—	—	—	14,944
Net cash provided by (used in) investing activities	9,939	(8,660)	(1,690)	—	(411)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt issuance	25,000	—	—	—	25,000
Increase (decrease) in cash and cash equivalents	5,299	(92)	(440)	—	4,767
Cash and cash equivalents, beginning of period	24,113	(29)	2,667	—	26,751
Cash and cash equivalents, end of period	$29,412	$(121)	$2,227	$—	$31,518

Note 12 – Changes in Accumulated Other Comprehensive Income (Loss) by Component

	Three Months Ended March 31, 2014
(In thousands)	Pension Plan	Post Retirement Plan	Total
Accumulated other comprehensive income (loss) as of December 31, 2013	$(20,429)	$1,717	$(18,712)
Amounts reclassified from accumulated other comprehensive income (loss)	(4)	337	333
Accumulated other comprehensive income (loss) as of March 31, 2014	$(20,433)	$2,054	$(18,379)

Reclassifications out of Accumulated Other Comprehensive Income (loss):

	Three Months Ended March 31, 2014
(In thousands)	Pension Plan	Post Retirement Plan	Total
Amortization of Pension and Postretirement Plan items
Prior Service Costs	$11	$(9)	$2
Actuarial (losses)	50	77	127
Foreign currency translation related to pension and postretirement plans	24	269	293
Total before tax	85	337	422
Tax expense	(89)	—	(89)
Total reclassified for the period	$(4)	$337	$333

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The accompanying unaudited condensed interim consolidated financial statements are prepared in conformity with U.S. GAAP and such principles are applied on a basis consistent with the information reflected in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC.  In the opinion of management, the interim financial information includes all adjustments and accruals, consisting only of normal recurring adjustments, which are necessary for a fair presentation of results for the respective interim periods.  The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2014 or any interim period.  Except for the historical information contained herein, this quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties.  Our actual results may differ materially from those indicated by such forward-looking statements.

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

The heavy- and medium-duty truck and commercial trailer markets, the related aftermarket, and the global industrial, construction, mining, and agricultural markets are the primary drivers of our sales. The commercial vehicle manufacturing and replacement part markets are, in turn, directly influenced by conditions in the North American truck industry and generally by conditions in other industries which indirectly impact the truck industry, such as the home-building industry, and by overall economic growth and consumer spending.  The global industrial, construction, and mining markets are driven by more macro- and global economic conditions such as coal, oil, and gas exploration, demand for mined products that are converted into industrial raw materials, such as steel, iron, copper, and global construction trends.  The North American commercial vehicle and global industrial and construction markets forecast minor economic growth in 2014.  Based upon the overall commercial vehicle industry production forecasts and global industrial, construction and mining markets, we expect results from operations to show slight improvement in 2014 compared to 2013.  We cannot, however, accurately predict the North American commercial vehicle and global industrial and commercial markets and any deterioration of the economic recovery may lead to reduced spending and deterioration in our end markets and have an adverse effect on our results of operations.

Our markets and those of our customers are becoming increasingly competitive.   In the North American commercial vehicle market, OEMs are competing to maintain or increase market share in the face of evolving emissions regulations, increasing customer emphasis on light weight and fuel efficient platforms and a an uncertain economic recovery that is holding new equipment purchases at replacement (rather than expansionary) levels.  Shifts in the market share held by each of our OEM customers impact our business to varying degrees depending on whether our products are designated as standard or optional equipment on the various platforms at each OEM.  Recently, a number of platforms on which our products are standard equipment have lost market share, which has impacted our business.  We are also continuing to see the impacts of low cost country sourced products in our markets, which has particularly impacted the aftermarket for steel wheels and brake drums.  Further, broader economic weaknesses in industrial manufacturing impacted our Brillion business through reduced customer orders in 2013 and continuing into 2014.

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

In addition to improving our operations, we have taken steps to improve our liquidity to ensure access to the funds required to finance our business throughout the economic cycle and to focus our efforts on our core markets.  On July 11, 2013, we entered into a new senior secured asset-based lending facility (the “New ABL Facility”) and used borrowing under that facility and cash on hand to repay all amounts outstanding under the our prior ABL Facility, and to pay related fees and expenses.  For additional information on our New ABL Facility, see “Capital Resources and Liquidity”.  Further, on August 1, 2013, the Company announced that it completed the sale of substantially all of the assets of its non-core Imperial Group business to Imperial Group Manufacturing, Inc., a new company formed and capitalized by Wynnchurch Capital for total cash consideration of $30.0 million at closing, plus a contingent earn-out totaling up to $2.25 million.

 A portion of the proceeds from the sale were used to repay outstanding indebtedness under our New ABL Facility.

We believe that cash from operations, existing cash reserves, and our ABL revolving credit facility will provide adequate funds for our working capital needs, planned capital expenditures and cash interest payments through 2014 and the foreseeable future.

Results of Operations

The following table sets forth certain income statement information of Accuride for the three months ended March 31, 2014 and March 31, 2013.

	Three Months Ended March 31,
(Dollars in thousands)	2014	2013
Net sales	$166,784	$162,987
Cost of goods sold	149,761	156,709
Gross profit	17,023	6,278
Operating expenses	10,454	11,075
Income (Loss) from operations	6,569	(4,797)
Interest (expense), net	(8,420)	(8,694)
Other income, net	(530)	145
Income tax provision	904	1,409
Loss from continuing operations	(3,285)	(14,755)
Discontinued operations, net of tax	(288)	(1,192)
Net loss	$(3,573)	$(15,947)

Net Sales

	Three Months Ended March 31,
(Dollars in thousands)	2014	2013
Wheels	$92,218	$93,162
Gunite	43,973	39,396
Brillion	30,593	30,429
Total	$166,784	$162,987

Our net sales for the three months ended March 31, 2014, were $166.8 million, which was an increase of $3.8 million, or 2.3 percent, compared to net sales of $163.0 million for the three months ended March 31, 2013.  Of the total increase, approximately $2.9 million was a result of higher volume demand to the aftermarket and increased production levels of the commercial vehicle market.  The increased vehicle production is primarily a result of improved customer orders for commercial vehicles.  The remaining $0.9 million increase of net sales recognized was related to pricing.

Net sales for our Wheels segment decreased nearly 1.0 percent during the three months ended March 31, 2014 compared to the same period in 2013 primarily due to reduced light duty, military and aftermarket demand, which was primarily due to market share changes amongst truck OEMs and reduced OEM light duty and military demand, partially offset by stronger OEM truck and trailer demand.  Net sales for our Gunite segment increased 11.6 percent due to increased demand from both the OEM and aftermarket customers.  Our Gunite products have a higher concentration of aftermarket sales than our other products.  Our Brillion segment’s net sales remained relatively flat year-over-year.

North American commercial vehicle industry production builds were, as follows:
	Three months ended March 31,
	2014	2013
Class 8	66,833	54,737
Classes 5-7	50,315	44,821
Trailer	57,924	56,070

While we also serve the commercial vehicle aftermarket, there is no relevant industry data to compare our aftermarket sales or Brillion’s industrial and agricultural sales to industry demand from period to period.

Cost of Goods Sold

The table below represents the significant components of our cost of goods sold.

	Three Months Ended March 31,
(Dollars in thousands)	2014	2013
Raw materials	$73,979	$76,716
Depreciation	8,237	8,784
Labor and other overhead	67,545	71,209
Total	$149,761	$156,709

Raw materials costs decreased by $2.7 million, or 3.5 percent, during the three months ended March 31, 2014 despite increased sales due to pricing and lean and other manufacturing initiatives.

Labor and overhead costs decreased by 5.6 percent primarily related to lean manufacturing initiatives.

Operating Expenses

	Three Months Ended March 31,
(Dollars in thousands)	2014	2013
Selling, general, and administration	$7,110	$7,540
Research and development	1,320	1,259
Depreciation and amortization	2,024	2,276
Total	$10,454	$11,075

Selling, general, and administrative costs decreased by $0.4 million in 2014 primarily due to reductions in spending and staffing related to our ongoing cost improvement initiatives.

Operating Income (Loss)

	Three Months Ended March 31,
(Dollars in thousands)	2014	2013
Wheels	$9,742	$5,743
Gunite	3,278	(1,777)
Brillion	1,275	575
Corporate/Other	(7,726)	(9,338)
Total	$6,569	$(4,797)

Operating income for the Wheels segment was 10.6 percent of its net sales for the three months ended March 31, 2014 compared to 6.2 percent for the three months ended March 31, 2013.  In addition to higher year-over-year commercial vehicle build rates, we continue to see stronger demand for aluminum wheels being driven by the fleet’s desire to reduce fuel and maintenance costs along with total vehicle weight.

Operating income for the Gunite segment was 7.5 percent of its net sales for the three months ended March 31, 2014 compared to an operating loss of 4.5 percent for the three months ended March 31, 2013.  During the three months ended March 31, 2014, Gunite’s improved operating margin was primarily due to improved utilization of our capacity resulting from higher production levels and from our ongoing cost-improvement initiatives at Gunite.

Operating income for the Brillion segment was 4.2 percent of its net sales for the three months ended March 31, 2014 compared to 1.9 percent for same period in 2013.  Brillion’s improved operating margin was the result of ongoing cost-improvement initiatives at Brillion.

The operating losses for the Corporate segment were 4.6 percent of consolidated net sales for the three months ended March 31, 2014 as compared to 4.8 percent for the comparative period in 2013.  Overall, our Corporate costs have been curtailed through reduced staffing and other general expenses.

Interest Expense

Net interest expense decreased $0.3 million to $8.4 million for the three months ended March 31, 2014 from $8.7 million for the three months ended March 31, 2013 due to decreased debt from 2013 to 2014.

Income Tax Provision

Our income tax provision of $0.9 million in the three months ended March 31, 2014 was $0.5 million lower than our provision for the three months ended March 31, 2013.

Our effective tax rate is (38.0)% and (10.6)% for the three months ended March 31, 2014 and 2013, respectively.  The effective tax rate for the quarter is impacted by the relative impact of discrete items and certain entities for which a full valuation allowance is recognized.

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

Changes in Financial Condition

At March 31, 2014, we had total assets of $626.8 million, as compared to total assets of $611.8 million at December 31, 2013.  The $15.0 million, or 2.5%, increase in total assets primarily resulted from changes in working capital.   We define working capital as current assets (excluding cash) less current liabilities.

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

The following table summarizes the major components of our working capital as of the periods listed below:

	March 31,	December 31,
	2014	2013
Accounts receivable	$83,295	$59,520
Inventories	45,309	39,329
Deferred income taxes (current)	3,805	3,806
Other current assets	12,000	13,187
Accounts payable	(63,061)	(47,527)
Accrued payroll and compensation	(10,443)	(8,763)
Accrued interest payable	(5,127)	(12,535)
Accrued workers compensation	(4,364)	(4,373)
Other current liabilities	(16,123)	(16,801)
Working Capital	$45,291	$25,843

Significant changes in working capital included:
•	an increase in receivables of $23.8 million due to an increase in sales in the month leading up to the end of the period;
•
an increase of accounts payable of $15.5 million primarily due to the cyclical increase in raw material purchases a decrease in accrued interest payable of $7.4 million primarily due to payment in February 2014 of our semi-annual interest payment for our senior secured notes.

Capital Resources and Liquidity

Our primary sources of liquidity during the three months ended March 31, 2014 were cash reserves and proceeds from a draw on our ABL.  We believe that cash from operations, existing cash reserves, and our ABL facility will provide adequate funds for our working capital needs, planned capital expenditures and cash interest payments through 2014 and the foreseeable future.

As of March 31, 2014, we had $21.6 million of cash plus $41.3 million in availability under our ABL credit facility for total liquidity of $62.9 million.

Our ability to fund working capital needs, planned capital expenditures, scheduled semi-annual interest payments, and to comply with any financial covenants under our ABL credit facility depends on our future operating performance and cash flow, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

Operating Activities

Net cash used in operating activities during the three months ended March 31, 2014 amounted to $16.3 million compared to a use of $19.8 million for the period ended March 31, 2013.  The use of cash in 2014 was a result of increased working capital requirements, primarily receivables, which are expected in an environment of increasing product demand.  During a period of increasing sales demand, our working capital needs also rise.

Investing Activities

Net cash used in investing activities totaled $5.5 million for the three months ended March 31, 2014 compared to a use of $0.4 million for the period ended March 31, 2013.  Our most significant cash outlays for investing activities are the purchases of property, plant and equipment.  During the three months ended March 31, 2013, we entered into two sale/leaseback agreements and, as a result, had cash inflows of $14.9 million from the proceeds of the sale of the equipment.  The leases are classified as operating leases.  Capital expenditures for 2014 are currently expected to be between approximately $20 million to $25 million, which we expect to fund through cash from operations, existing cash reserves or from our ABL facility.

Financing Activities

Cash provided by financing activities for the three months ended March 31, 2014 was $10.0 million, compared to $25.0 million for the period ended March 31, 2013.  The cash provided in both periods was a result of a draw on our ABL facility.

Bank Borrowing

The Prior ABL Facility and the New ABL Facility

On July 29, 2010, we entered into our Prior ABL Facility, which was a senior secured asset based revolving credit facility, in an aggregate principal amount of up to $75.0 million, with the right to increase the availability under the facility by up to $25.0 million in the aggregate.  On February 7, 2012, we exercised our option to increase the loan commitments under the Prior ABL Facility by $25.0 million (for a total aggregate availability of $100.0 million) by entering into an ABL incremental agreement.  The Prior ABL Facility would have matured on July 29, 2014 and provided for loans and letters of credit in an aggregate amount up to the amount of the facility, subject to meeting certain borrowing base conditions, with sub-limits of up to $10.0 million for swingline loans and $25.0 million to be available for the issuance of letters of credit.   Loans under the Prior ABL Facility bore interest at an annual rate equal to, at our option, either LIBOR plus 3.50% or Base Rate plus 2.75%, subject to changes based on our leverage ratio as defined in the Prior ABL Facility.

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

The New ABL Facility is a senior secured asset based credit facility in an aggregate principal amount of up to $100.0 million, consisting of a $90.0 revolving credit facility and a $10.0 million first-in last-out term facility, with the right, subject to certain conditions, to increase the availability under the facility by up to $50.0 million in the aggregate. The New ABL Facility currently matures on the earlier of (i) July 11, 2018 and (ii) 90 days prior to the maturity date of the Company’s 9.5% first priority senior security notes due August 1, 2018, but may be extended pursuant under certain circumstances pursuant to the terms of the New ABL Facility.

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

Restrictive Debt Covenants

Our credit documents (the New ABL Facility and the indenture governing the senior secured notes) contain operating covenants that limit the discretion of management with respect to certain business matters.  These covenants place significant restrictions on, among other things, the ability to incur additional debt, to pay dividends, to create liens, to make certain payments and investments and to sell or otherwise dispose of assets and merge or consolidate with other entities.  In addition, the New ABL Facility contains a fixed charge coverage ratio covenant which will be applicable if the availability under the ABL Facility is less than 10.0% of the amount of the New ABL Facility.  If applicable, that covenant requires us to maintain a minimum ratio of adjusted EBITDA less capital expenditures made during such period (other than capital expenditures financed with the net cash proceeds of asset sales, recovery events, incurrence of indebtedness and the sale or issuance of equity interests) to fixed charges of 1.00 to 1.00.  We are not currently in a compliance period and we expect to be in compliance with all debt covenants, to the extent applicable, through the next twelve months.

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

Critical Accounting Policies and Estimates

We have made a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America.  Actual results could differ significantly from those estimates under different assumptions and conditions.  We included in our Form 10-K for the year ended December 31, 2013 a discussion of our most critical accounting policies, which are those that have a material impact on our financial condition or operating performance and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

•	a delayed or less robust than anticipated commercial vehicle industry recovery in 2014 and 2015 could have a material adverse effect on our business;
•	a delayed or less robust than anticipated global industrial and agricultural industries recovery in 2014 and 2015 could have a material adverse effect on our business;
•	the loss of a major customer could have a material adverse effect on our business;
•	the demands of original equipment manufacturers for price reductions may adversely affect profitability;
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

For further information, refer to the business description and additional risk factors sections included in our Form 10-K for the year ended December 31, 2013, as filed with the SEC.

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

Foreign Currency Risk

Certain forecasted transactions, assets, and liabilities are exposed to foreign currency risk. We monitor our foreign currency exposures to maximize the overall effectiveness of our foreign currency derivatives. The principal currencies of exposure are the Canadian Dollar and Mexican Peso. From time to time, we use foreign currency financial instruments to offset the impact of the variability in exchange rates on our operations, cash flows, assets and liabilities.  At March 31, 2014, there were $4.4 million in foreign exchange forward contracts.

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

Raw Material/Commodity Price Risk

We rely upon the supply of certain raw materials and commodities in our production processes, and we have entered into firm purchase commitments for certain metals and natural gas. Additionally, from time to time, we use commodity price swaps and futures contracts to manage the variability in certain commodity prices on our operations and cash flows. At March 31, 2014 we had no open commodity price swaps or futures contracts.

Interest Rate Risk

We use long-term debt as a primary source of capital. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for our long-term fixed-rate debt and other types of long-term debt at March 31, 2014:
(Dollars in thousands)	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Long-term Debt:
Fixed Rate	—	—	—	—	$310,000	—	$310,000	$319,610
Average Rate	—	—	—	—	9.50%	—	9.50%
Variable Rate	—	—	—	—	$35,000	—	$35,000	$35,000
Average Rate	—	—	—	—	2.5%	—	2.5%

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

Changes in Internal Control Over Financial Reporting

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

4.6	—
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

ACCURIDE CORPORATION

/s/ RICHARD F. DAUCH	Dated:	April 28, 2014
Richard F. Dauch
President and Chief Executive Officer
(Principal Executive Officer)

/s/ GREGORY A. RISCH	Dated:	April 28, 2014
Gregory A. Risch
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)