Form 10-Q
period 2014-06-30
ACCURIDE CORP
filed 2014-07-28
CIK 817979

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark One)
☑	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014.

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑ No ☐

As of July 24, 2014, 47,718,818 shares of Accuride Corporation common stock, par value $.01 per share, were outstanding.

ACCURIDE CORPORATION

Part I.  FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

ACCURIDE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except for share and per share data)	June 30, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$31,903	$33,426
Customer receivables, net of allowance for doubtful accounts of $347 and $259 in 2014 and 2013, respectively	71,312	51,382
Other receivables	9,859	8,138
Inventories	46,216	39,329
Deferred income taxes	3,932	3,806
Prepaid expenses and other current assets	11,841	11,894
Assets held for sale	—	1,293
Total current assets	175,063	149,268
PROPERTY, PLANT AND EQUIPMENT, net	217,741	219,624
OTHER ASSETS:
Goodwill	100,697	100,697
Other intangible assets, net	122,042	125,430
Deferred financing costs, net of accumulated amortization of $4,363 and $3,649 in 2014 and 2013, respectively	5,727	6,440
Deferred income taxes	567	503
Other	14,731	9,815
TOTAL	$636,568	$611,777
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$63,786	$47,527
Accrued payroll and compensation	9,898	8,763
Accrued interest payable	12,479	12,535
Accrued workers compensation	4,331	4,373
Accrued and other liabilities	15,187	16,801
Total current liabilities	105,681	89,999
LONG-TERM DEBT	340,709	330,183
DEFERRED INCOME TAXES	18,295	17,528
NON-CURRENT INCOME TAXES PAYABLE	6,816	8,367
OTHER POSTRETIREMENT BENEFIT PLAN LIABILITY	70,984	70,584
PENSION BENEFIT PLAN LIABILITY	18,306	20,687
OTHER LIABILITIES	10,793	12,545
COMMITMENTS AND CONTINGENCIES (Note 7)	—	—
STOCKHOLDERS' EQUITY:
Preferred Stock, $0.01 par value; 10,000,000 shares authorized	—	—
Common Stock, $0.01 par value; 80,000,000 shares authorized, 47,718,818 and 47,515,155 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively, and additional paid-in-capital	441,384	440,479
Accumulated other comprehensive loss	(18,239)	(18,712)
Accumulated deficiency	(358,161)	(359,883)
Total stockholders' equity	64,984	61,884
TOTAL	$636,568	$611,777

See notes to unaudited condensed consolidated financial statements.

ACCURIDE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands except per share data)	2014	2013	2014	2013

NET SALES	$181,575	$179,941	$348,359	$342,928
COST OF GOODS SOLD	159,153	161,235	308,914	317,944
GROSS PROFIT	22,422	18,706	39,445	24,984
OPERATING EXPENSES:
Selling, general and administrative	10,118	12,747	20,572	23,822
INCOME FROM OPERATIONS	12,304	5,959	18,873	1,162
OTHER EXPENSE:
Interest expense, net	(8,487)	(9,157)	(16,907)	(17,851)
Other loss, net	(169)	(441)	(699)	(296)
INCOME (LOSS) BEFORE INCOME TAXES FROM CONTINUING OPERATIONS	3,648	(3,639)	1,267	(16,985)
INCOME TAX (BENEFIT) PROVISION	(1,461)	1,464	(557)	2,873
INCOME (LOSS) FROM CONTINUING OPERATIONS	5,109	(5,103)	1,824	(19,858)
DISCONTINUED OPERATIONS, NET OF TAX	186	(259)	(102)	(1,451)
NET INCOME (LOSS)	$5,295	$(5,362)	$1,722	$(21,309)
OTHER COMPREHENSIVE INCOME, NET OF TAX:
Defined benefit plans	140	417	473	748
COMPREHENSIVE INCOME (LOSS)	$5,435	$(4,945)	$2,195	$(20,561)
Weighted average common shares outstanding—basic	47,737	47,563	47,667	47,508
Basic income (loss) per share-continuing operations	0.11	(0.11)	0.04	(0.42)
Basic loss per share-discontinued operations	—	—	—	(0.03)
Basic income (loss) per share	$0.11	$(0.11)	$0.04	$(0.45)
Weighted average common shares outstanding—diluted	49,003	47,563	48,299	47,508
Diluted income (loss) per share-continuing operations	0.11	(0.11)	0.04	(0.42)
Diluted loss per share-discontinued operations	—	—	—	(0.03)
Diluted income (loss) per share	$0.11	$(0.11)	$0.04	$(0.45)

See notes to unaudited condensed consolidated financial statements.

ACCURIDE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

(In thousands)	Common Stock and Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficiency	Total Stockholders' Equity
BALANCE— April 1, 2013	$438,868	$(51,503)	$(337,517)	$49,848
Net loss	—	—	(5,362)	(5,362)
Share-based compensation expense	659	—	—	659
Tax impact of forfeited vested shares	(106)	—	—	(106)
Other comprehensive income	—	417	—	417
BALANCE—June 30, 2013	$439,421	$(51,086)	$(342,879)	$45,456

BALANCE—April 1, 2014	$440,725	$(18,379)	$(363,456)	$58,890
Net income	—	—	5,295	5,295
Share-based compensation expense	710	—	—	710
Tax impact of forfeited vested shares	(51)	—	—	(51)
Other comprehensive income	—	140	—	140
BALANCE—June 30, 2014	$441,384	$(18,239)	$(358,161)	$64,984

(In thousands)	Common Stock and Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficiency	Total Stockholders' Equity
BALANCE— January 1, 2013	$438,277	$(51,834)	$(321,570)	$64,873
Net loss	—	—	(21,309)	(21,309)
Share-based compensation expense	1,353	—	—	1,353
Tax impact of forfeited vested shares	(209)	—	—	(209)
Other comprehensive income	—	748	—	748
BALANCE—June 30, 2013	$439,421	$(51,086)	$(342,879)	$45,456

BALANCE—January 1, 2014	$440,479	$(18,712)	$(359,883)	$61,884
Net income	—	—	1,722	1,722
Share-based compensation expense	1,209	—	—	1,209
Tax impact of forfeited vested shares	(304)	—	—	(304)
Other comprehensive income	—	473	—	473
BALANCE—June 30, 2014	$441,384	$(18,239)	$(358,161)	$64,984

See notes to unaudited condensed consolidated financial statements.

ACCURIDE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(In thousands)	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,722	$(21,309)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of property, plant and equipment	16,443	17,848
Amortization – deferred financing costs and debt discount	1,239	1,380
Amortization – other intangible assets	4,059	4,535
Gain on disposal of assets	406	942
Provision for deferred income taxes	(15)	1,356
Non-cash share-based compensation	1,209	1,353
Changes in certain assets and liabilities:
Receivables	(21,651)	(27,388)
Inventories	(6,887)	2,667
Prepaid expenses and other assets	(4,389)	(5,648)
Accounts payable	16,098	20,370
Accrued and other liabilities	(5,573)	(8,461)
Net cash provided by (used in) operating activities	2,661	(12,355)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(14,748)	(21,460)
Proceeds from sale leaseback transactions	—	14,944
Proceeds from sale of property, plant, and equipment	1,235	—
Purchase of intangible asset	(671)	—
Net cash used in investing activities	(14,184)	(6,516)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolver	10,000	25,000
Net cash provided by financing activities	10,000	25,000
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,523)	6,129
CASH AND CASH EQUIVALENTS—Beginning of period	33,426	26,751
CASH AND CASH EQUIVALENTS—End of period	$31,903	$32,880

Supplemental cash flow information:
Cash paid for interest	$15,683	$16,069
Cash paid for income taxes	1,137	1,658
Non-cash transactions:
Purchases of property, plant and equipment in accounts payable	$3,388	$5,697

See notes to unaudited condensed consolidated financial statements.

ACCURIDE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(AMOUNTS IN THOUSANDS, UNLESS OTHERWISE NOTED, EXCEPT SHARE AND PER SHARE DATA)

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U. S. GAAP"), except that the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by U.S.GAAP for complete financial statements.  However, in the opinion of Accuride Corporation ("Accuride" or the "Company"), all adjustments (consisting primarily of normal recurring accruals) considered necessary to present fairly the condensed consolidated financial statements have been included.  Certain operating results from prior periods have been reclassified to discontinued operations to conform to the current year presentation.

The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014.  The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto disclosed in Accuride's Annual Report on Form 10-K for the year ended December 31, 2013.

On August 1, 2013, the Company announced the sale of substantially all of the assets, liabilities and business of its Imperial Group business to Wynnchurch Capital, Ltd. in partnership with Imperial Manufacturing, Inc. for $30.0 million, plus a contingent earn-out opportunity of up to $2.25 million. The sale resulted in the recognition of a $12.0 million loss, including a $2.5 million impairment charge, on our consolidated statement of operations for the year ended December 31, 2013, which has been classified as Discontinued Operations.   See Note 2 for further discussion.

Management's Estimates and Assumptions – The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Earnings Per Common Share – Basic and diluted earnings per common share were computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands except per share data)	2014	2013	2014	2013
Numerator:
Net income (loss) from continuing operations	$5,109	$(5,103)	$1,824	$(19,858)
Net income (loss) from discontinued operations	186	(259)	(102)	(1,451)
Net income (loss)	$5,295	$(5,362)	$1,722	$(21,309)
Denominator:
Weighted average shares outstanding – Basic	47,737	47,563	47,667	47,508
Weighted average shares outstanding – Diluted	49,003	47,563	48,299	47,508

Basic income (loss) per common share
From continuing operations	$0.11	$(0.11)	$0.04	$(0.42)
From discontinued operations	—	—	—	(0.03)
Basic income (loss) per common share	$0.11	$(0.11)	$0.04	$(0.45)

Diluted income (loss) per common share
From continuing operations	$0.11	$(0.11)	$0.04	$(0.42)
From discontinued operations	—	—	—	(0.03)
Diluted income (loss) per common share	$0.11	$(0.11)	$0.04	$(0.45)

As of June 30, 2014, there were options exercisable for 149,094 shares that were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.  As of June 30, 2013, there were options exercisable for 176,927 shares that were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.

Share-Based Compensation – Compensation expense for share-based compensation programs recognized as a component of operating expenses was $1.2 million and $1.4 million for the six months ended June 30, 2014 and June 30, 2013, respectively.  Compensation expense for share based compensation programs recognized as a component of operating expense was $0.7 million and $0.7 million for the three months ended June 30, 2014 and June 30, 2013, respectively.

As of June 30, 2014, there was approximately $3.5 million of unrecognized pre-tax compensation expense related to share-based awards not yet vested that will be recognized over a weighted-average period of 1.5 years.

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

Sale Leaseback transactions – We have accounted for sale-leaseback transactions in accordance with Accounting Standards Codification ("ASC") 840-40, Sale-Leaseback Transactions.  The Company entered into two sale-leaseback transactions during the first quarter of 2013, and as a result, had net cash inflow of $14.9million.  The leases were classified as operating leases.  The Company recognized a loss on the Camden aluminum equipment of $0.9 million that was recognized during the quarter ended March 31, 2013.

Recent Accounting Adoptions – In February 2013, Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date.  The objective of the amendments in this update is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for those obligations addressed within existing guidance in U.S. GAAP.  The amendment requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and an additional amount the reporting entity expects to pay on behalf of its co-obligors.  The entity is required to disclose the nature and amount of the obligation as well as other information about those obligations.  The Company adopted this ASU as of January 1, 2014.  This adoption did not have an effect on our financial statements.

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

Recent Accounting Pronouncements – On April 10, 2014, the FASB issued ASU 2014-09, Revenue From Contracts With Customers.  The amendments in this update create Topic 606, Revenue from Contracts with Customers, and supersede the revenue recognition requirements in Topic 605. The objective of the amendment is to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards ("IFRS"). The amendment is effective for annual reporting periods beginning after December 15, 2016, and interim periods therein. Early adoption is not permitted. The Company is evaluating the effect, if any, on the financial statements.

On June 19, 2014, the FASB issued ASU 2014-12, Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could Be Achieved after the Requisite Service Period.  This Update is intended to resolve the diverse accounting treatment of those awards in practice.  The amendment is effective for annual and interim periods within those annual periods beginning after December 15, 2015.  Early adoption is permitted.  The Company is evaluating the effect, if any, on the financial statements.

Note 2 – Discontinued Operations

On August 1, 2013, the Company announced that it completed the sale of substantially all of the assets of its Imperial Group ("Imperial") business to Imperial Group Manufacturing, Inc., a new company formed and capitalized by Wynnchurch Capital for total cash consideration of $30.0 million at closing, plus a contingent earn-out opportunity of up to $2.25 million.  The sale resulted in recognition of a $12.0 million loss for the year ended December 31, 2013, which was classified as discontinued operations.

Pursuant to the provisions of the purchase agreement, subject to certain limited exceptions, the purchaser purchased from Imperial all equipment, inventories, accounts receivable, deposits, prepaid expenses, intellectual property, contracts, real property interests, transferable permits and other intangibles related to the business and assumed Imperial's trade and vendor accounts payable and performance obligations under those contracts included in the purchased assets.  The real property interests acquired by the purchaser include ownership of three plants located in Decatur, Texas, Dublin, Virginia and Chehalis, Washington and a leasehold interest in a plant located in Denton, Texas.  Imperial retained ownership of its real property located in Portland, Tennessee and included a $2.5 million impairment charge for this property in the loss on sale.   The Company leased such property to the purchaser under a two-year lease, with the option to renew the lease for one additional year and the right to terminate this lease upon six-months advance notice.  Rent under the lease is fixed at $75,000 per year.  Imperial Group Manufacturing has provided a lease termination notice, and the Portland, Tennessee lease will end on November 1, 2014.

The Company has reclassified certain operating results and the loss on sale transactions for Imperial Group L.P. to discontinued operations.

The following table presents sales and income attributable to discontinued operations.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013

Net sales	$—	$31,377	$—	$60,850

Loss from operations	(10)	(259)	(21)	(1,451)
Other income (expense)	196	—	(81)	—
Discontinued operations	$186	$(259)	$(102)	$(1,451)

Note 3 - Inventories

Inventories at June 30, 2014 and December 31, 2013, on a FIFO basis, were as follows:

(In thousands)	June 30, 2014	December 31, 2013
Raw materials	$8,900	$7,483
Work in process	13,790	12,996
Finished manufactured goods	23,526	18,850
Total inventories	$46,216	$39,329

Note 4 - Goodwill and Other Intangible Assets

The following represents the carrying amount of goodwill, on a reportable segment basis:

(In thousands)	Wheels	Brillion Iron Works	Total
Balance as of December 31, 2013	$96,283	$4,414	$100,697
Balance as of June 30, 2014	$96,283	$4,414	$100,697

The changes in the carrying amount of other intangible assets for the period December 31, 2013 to June 30, 2014, by reportable segment, are as follows:

(In thousands)	Wheels	Brillion Iron Works	Total
Balance as of December 31, 2013	$122,764	$2,666	$125,430
Additions	671	—	671
Amortization	(3,975)	(84)	(4,059)
Balance as of June 30, 2014	$119,460	$2,582	$122,042

The changes in the carrying amount of other intangible assets for the period December 31, 2012 to June 30, 2013, by reportable segment, are as follows:

(In thousands)	Wheels	Brillion Iron Works	Corporate	Total
Balance as of December 31, 2012	$130,668	$2,833	$679	$134,180
Amortization	(3,952)	(83)	(500)	(4,535)
Balance as of June 30, 2013	$126,716	$2,750	$179	$129,645

The summary of goodwill and other intangible assets is as follows:

		As of June 30, 2014			As of December 31, 2013
(In thousands)	Weighted Average Useful Lives	Gross Amount	Accumulated Amortization	Carrying Amount	Gross Amount	Accumulated Amortization	Carrying Amount
Goodwill	—	$100,697	$—	$100,697	$100,697	$—	$100,697
Other intangible assets:
Trade names	—	$25,200	$—	$25,200	$25,200	$—	$25,200
Technology	10.0	39,520	21,993	17,527	38,849	20,497	18,352
Customer relationships	19.9	129,093	49,778	79,315	129,093	47,215	81,878
Other intangible assets:		$193,813	$71,771	$122,042	$193,142	$67,712	$125,430

We estimate that our annual amortization expense for our other intangible assets for 2014 through 2018 will be approximately $8.1 million.

Note 5 – Assets Held for Sale

At December 31, 2013, assets totaling $1.3 million were classified as held for sale.  The assets consisted of a building and land related to the Elkhart, Indiana facility that our Gunite business exited in November, 2012.  The sale of these assets was completed on February 24, 2014, and the net proceeds totaled $1.2 million.

Note 6 - Pension and Other Postretirement Benefit Plans

Components of net periodic benefit cost for the three and six months ended June 30:

	For the three months ended June 30				For the six months ended June 30
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
(In thousands)	2014	2013	2014	2013	2014	2013	2014	2013
Service cost-benefits earned during the period	$270	$281	$87	$139	$534	$567	$172	$281
Interest cost on projected benefit obligation	2,697	2,583	883	883	5,351	5,207	1,759	1,773
Expected return on plan assets	(3,213)	(2,936)	—	—	(6,368)	(5,924)	—	—
Amortization of prior service (credit) cost	11	11	(9)	—	22	22	(18)	—
Amortization of loss	51	649	80	24	101	1,312	157	50
Total benefit cost charged (credited) to income	$(184)	$588	$1,041	$1,046	$(360)	$1,184	$2,070	$2,104

As of June 30, 2014, $5.9 million has been contributed to our sponsored pension plans.  We presently anticipate contributing an additional $4.9 million to fund our pension plans during 2014 for a total of $10.8 million.  Not included in the anticipated contributions for the year are any potential payments related to the plan associated with our Elkhart, Indiana facility that was recently closed.  The amounts of those contributions have not been determined as of the date of this filing.

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

As of June 30, 2014, we had an environmental reserve of approximately $1.5 million, related primarily to our foundry operations. This reserve is based on management's review of potential liabilities as well as cost estimates related thereto. Any expenditure required for us to comply with applicable environmental laws and/or pay for any remediation efforts will not be reduced or otherwise affected by the existence of the environmental reserve. Our environmental reserve may not be adequate to cover our future costs related to the sites associated with the environmental reserve, and any additional costs may have a material adverse effect on our business, results of operations or financial condition. The discovery of additional environmental issues, the modification of existing laws or regulations or the promulgation of new ones, more vigorous enforcement by regulators, the imposition of joint and several liability under CERCLA or analogous state laws, or other unanticipated events could also result in a material adverse effect on our consolidated financial statements.

The Iron and Steel Foundry National Emission Standard for Hazardous Air Pollutants ("NESHAP") was developed pursuant to Section 112(d) of the Clean Air Act and requires major sources of hazardous air pollutants to install controls representative of maximum achievable control technology. Based on currently available information, we do not anticipate material costs regarding ongoing compliance with the NESHAP; however if we are found to be out of compliance with the NESHAP, we could incur a liability that could have a material adverse effect on our consolidated financial statements.

At the Erie, Pennsylvania, facility, we have obtained an environmental insurance policy to provide coverage with respect to certain environmental liabilities.

Management does not believe that the outcome of any currently pending environmental proceeding will have a material adverse effect on our consolidated financial statements.

As of June 30, 2014, we had approximately 2,269 employees, of which 498 were salaried employees with the remainder paid hourly. Unions represent approximately 1,543 of our employees, which is approximately 68 percent of our total employees. Each of our unionized facilities has a separate contract with the union that represents the workers employed at such facility. The union contracts expire at various times over the next few years with the exception of our union contract that covers the hourly employees at our Monterrey, Mexico, facility, which expires on an annual basis in January unless otherwise renewed. The 2014 negotiations in Monterrey were completed prior to the expiration of our union contract. The collective bargaining agreement ("CBA") at our Erie, Pennsylvania facility was set to expire on September 3, 2014; however, the negotiation of a new CBA was completed on May 20, 2014. The new CBA at our Erie facility will commence on September 4, 2014 and expire on September 3, 2018.

The CBA at our Rockford, Illinois facility expires in November, 2014. This agreement covers 315 employees.  We do not anticipate that the 2014 negotiation of this agreement will have a material adverse effect on our consolidated financial statements.

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

The carrying amounts of cash and cash equivalents, trade receivables, and accounts payable approximate fair value because of the relatively short maturity of these instruments.  The fair value of our 9.5% senior secured notes based on market quotes, which we determined to be Level 1 inputs, at June 30, 2014 was approximately $319.6 million compared to the carrying amount of $305.7 million.  The fair value of our 9.5% senior secured notes based on market quotes, which we determined to be Level 1 inputs, at December 31, 2013 was approximately $306.9 million compared to the carrying amount of $305.2 million.  The Company believes the fair value of our variable interest rate Asset Based Loan ("ABL") facility at June 30, 2014 and December 31, 2013 equals the carrying value of $35.0 million and $25.0 million, respectively.  As of June 30, 2014 and December 31, 2013 we had no other remaining financial instruments.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Net sales:
Wheels	$101,155	$99,468	$193,373	$192,630
Gunite	48,304	51,207	92,277	90,603
Brillion Iron Works	32,116	29,266	62,709	59,695
Consolidated total	$181,575	$179,941	$348,359	$342,928

Operating income (loss):
Wheels	$11,857	$11,751	$21,599	$17,494
Gunite	7,243	3,323	10,521	1,546
Brillion Iron Works	489	1,855	1,764	2,430
Corporate / Other	(7,285)	(10,970)	(15,011)	(20,308)
Consolidated total	$12,304	$5,959	$18,873	$1,162

Excluded from net sales above, are inter-segment sales from Brillion Iron Works to Gunite, as shown in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Inter-segment sales	$3,929	$6,187	$7,770	$8,635

	As of
(In thousands)	June 30, 2014	December 31, 2013
Total assets:
Wheels	$468,559	$452,271
Gunite	65,660	55,016
Brillion Iron Works	56,514	52,547
Corporate / Other	45,835	51,943
Consolidated total	$636,568	$611,777

Note 10 - Debt

As of June 30, 2014, total debt was $340.7 million consisting of $305.7 million of our outstanding 9.5% senior secured notes, net of discount, and a $35.0 million draw on our ABL facility. As of December 31, 2013, total debt was $330.2 million consisting of $305.2 million of our outstanding 9.5% senior secured notes, net of discount, and a $25.0 million draw on our ABL facility.

Our credit documents (the New ABL Facility and the indenture governing the senior secured notes) contain operating covenants that limit the discretion of management with respect to certain business matters.  These covenants place significant restrictions on, among other things, the ability to incur additional debt, to pay dividends, to create liens, to make certain payments and investments and to sell or otherwise dispose of assets and merge or consolidate with other entities.  In addition, the New ABL Facility contains a fixed charge coverage ratio covenant which will be applicable if the availability under the ABL Facility is less than 10.0% of the amount of the New ABL Facility.  If applicable, that covenant requires us to maintain a minimum ratio of adjusted EBITDA less capital expenditures made during such period (other than capital expenditures financed with the net cash proceeds of asset sales, recovery events, incurrence of indebtedness and the sale or issuance of equity interests) to fixed charges of 1.00 to 1.00.  We are currently and expect to remain in compliance with our covenants through the next twelve months.  However, we continue to operate in a challenging economic and commercial environment and our ability to maintain liquidity and comply with our debt covenants may be affected by economic or other conditions that are beyond our control and which are difficult to predict.

On July 29, 2010, we entered into our Prior ABL Facility, which was a senior secured asset based revolving credit facility, in an aggregate principal amount of up to $75.0 million, with the right to increase the availability under the facility by up to $25.0 million in the aggregate.  On February 7, 2012, we exercised our option to increase the loan commitments under the Prior ABL Facility by $25.0 million (for a total aggregate availability of $100.0 million) by entering into an ABL incremental agreement.  The Prior ABL Facility would have matured on July 29, 2014 and provided for loans and letters of credit in an aggregate amount up to the amount of the facility, subject to meeting certain borrowing base conditions, with sub-limits of up to $10.0 million for swingline loans and $25.0 million to be available for the issuance of letters of credit.   Loans under the Prior ABL Facility bore interest at an annual rate equal to, at our option, either LIBOR plus 3.50% or Base Rate plus 2.75%, subject to changes based on our leverage ratio as defined in the Prior ABL Facility.   We were also required to pay a commitment fee equal to 0.50% per annum to the lenders under the Prior ABL Facility if utilization under the facility exceeded 50.0% of the total commitments under the facility and a commitment fee equal to 0.75% per annum if utilization under the facility was less than or equal to 50.0% of the total commitments under the facility. Customary letter of credit fees were also payable as applicable.  The obligations under the Prior ABL Facility are secured by (i) first priority liens on substantially all of the Company's accounts receivable and inventories, subject to certain exceptions and permitted liens (the "ABL Priority Collateral") and (ii) second priority liens on substantially all of the Company's owned real property and tangible and intangible assets other than the ABL Priority Collateral, including all of the outstanding capital stock of our domestic subsidiaries, subject to certain exceptions and permitted liens (the "Notes Priority Collateral").

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

The New ABL Facility provides for loans and letters of credit in an amount up to the aggregate availability under the facility, subject to meeting certain borrowing base conditions, with sub-limits of up to $10.0 million for swingline loans and $20.0 million for letters of credit.  Borrowings under the New ABL Facility bear interest through maturity at a variable rate based upon, at our option, either LIBOR or the base rate (which is the greatest of one-half of 1.00% in excess of the federal funds rate, 1.00% in excess of the one-month LIBOR rate and the Agent's prime rate), plus, in each case, an applicable margin.  The applicable margin for loans under the first-in last-out term facility that are (i) LIBOR loans ranges, based on the our average excess availability, from 2.75% to 3.25% per annum and (ii) base rate loans ranges, based on our average excess availability, from 1.00% to 1.50%.  The applicable margin for other advances under the New ABL Facility that are (i) LIBOR loans ranges, based on our average excess availability, from 1.75% to 2.25% and (ii) base rate loans ranges, based on our average excess availability, from 0.00% to 0.50%.

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

Note 11 – Guarantor and Non-guarantor Financial Statements

Our senior secured notes are, jointly and severally, fully and unconditionally guaranteed, on a senior basis, by all of our existing and future 100% owned domestic subsidiaries ("Guarantor Subsidiaries"). The non-guarantor subsidiaries are our foreign subsidiaries and discontinued operations.  The following condensed financial information illustrates the composition of the combined Guarantor Subsidiaries:

CONDENSED CONSOLIDATING BALANCE SHEETS

	June 30, 2014
(In thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
ASSETS
Cash and cash equivalents	$24,584	$—	$7,319	$—	$31,903
Customer and other receivables, net	47,123	24,525	9,523	—	81,171
Intercompany receivable	—	—	81,407	(81,407)	—
Inventories	21,541	22,263	2,904	(492)	46,216
Other current assets	7,803	2,374	5,596	—	15,773
Total current assets	101,051	49,162	106,749	(81,899)	175,063
Property, plant and equipment, net	80,525	103,665	33,551	—	217,741
Goodwill	96,283	4,414	—	—	100,697
Other intangible assets, net	119,460	2,582	—	—	122,042
Investments in and advances to subsidiaries and affiliates	143,559	—	—	(143,559)	—
Deferred income taxes	17,948	9,679	460	(22,360)	5,727
Other non-current assets	2,023	391	12,884	—	15,298
TOTAL	$560,849	$169,893	$153,644	$(247,818)	$636,568
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$16,117	$34,122	$13,547	$—	$63,786
Intercompany payable	51,902	49	29,948	(81,899)	—
Accrued payroll and compensation	2,203	6,365	1,330	—	9,898
Accrued interest payable	12,479	—	—	—	12,479
Accrued and other liabilities	3,810	11,768	3,940	—	19,518
Total current liabilities	86,511	52,304	48,765	(81,899)	105,681
Long term debt	340,709	—	—	—	340,709
Deferred and non-current income taxes	59,060	(11,691)	102	(22,360)	25,111
Other non-current liabilities	9,585	72,266	18,232	—	100,083
Stockholders' equity	64,984	57,014	86,545	(143,559)	64,984
TOTAL	$560,849	$169,893	$153,644	$(247,818)	$636,568

	December 31, 2013
(In thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
ASSETS
Cash and cash equivalents	$31,018	$—	$2,408	$—	$$33,426
Customer and other receivables, net	31,871	19,955	7,694	—	59,520
Intercompany receivables	—	164,940	79,722	(244,662)	—
Inventories	16,858	20,759	2,022	(310)	39,329
Other current assets	7,159	4,357	5,477	—	16,993
Total current assets	86,906	210,011	97,323	(244,972)	149,268
Property, plant and equipment, net	80,286	103,800	35,538	—	219,624
Goodwill	96,283	4,414	—	—	100,697
Other intangible assets, net	122,764	2,666	—	—	125,430
Investments in and advances to subsidiaries and affiliates	128,059	—	—	(128,059)	—
Other non-current assets	5,971	1,791	8,996	—	16,758
TOTAL	$520,269	$322,682	$141,857	$(373,031)	$611,777
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$12,092	$28,215	$7,220	$—	$$47,527
Intercompany payable	42,428	175,666	26,878	(244,972)	—
Accrued payroll and compensation	1,604	5,776	1,383	—	8,763
Accrued interest payable	12,535	—	—	—	12,535
Accrued and other liabilities	4,225	11,979	4,970	—	21,174
Total current liabilities	72,884	221,636	40,451	(244,972)	89,999
Long term debt	330,183	—	—	—	330,183
Deferred and non-current income taxes	45,337	(19,108)	(334)	—	25,895
Other non-current liabilities	9,981	75,769	18,066	—	103,816
Stockholders' equity	61,884	44,385	83,674	(128,059)	61,884
TOTAL	$520,269	$322,682	$141,857	$(373,031)	$611,777

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30, 2014
(In thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$123,044	$76,532	$33,669	$(51,670)	$181,575
Cost of goods sold	108,284	69,982	32,065	(51,178)	159,153
Gross profit	14,760	6,550	1,604	(492)	22,422
Operating expenses	9,843	222	53	—	10,118
Income (loss) from operations	4,917	6,328	1,551	(492)	12,304
Other income (expense):
Interest income (expense), net	(8,766)	(59)	338	—	(8,487)
Equity in earnings of subsidiaries	8,388	—	—	(8,388)	—
Other income (expense), net	(800)	63	568	—	(169)
Income (loss) before income taxes from continuing operations	3,739	6,332	2,457	(8,880)	3,648
Income tax (benefit) provision	(1,556)	—	95	—	(1,461)
Income (loss from continuing operations	5,295	6,332	2,362	(8,880)	5,109
Discontinued operations, net of tax	—	—	186	—	186
Net income (loss)	$5,295	$6,332	$2,548	$(8,880)	$5,295

Comprehensive income (loss)	$5,435	$6,322	$2,687	$(9,009)	$5,435

	Three Months Ended June 30, 2013
(In thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$121,949	$77,522	$38,176	$(57,706)	$179,941
Cost of goods sold	113,258	70,169	35,514	(57,706)	161,235
Gross profit	8,691	7,353	2,662	—	18,706
Operating expenses	12,301	374	72	—	12,747
Income (loss) from operations	(3,610)	6,979	2,590	—	5,959
Other income (expense):
Interest income (expense), net	(9,297)	(338)	478	—	(9,157)
Equity in earnings of subsidiaries	8,228	—	—	(8,228)	—
Other income (expense), net	(13)	—	(428)	—	(441)
Income (loss) before income taxes from continuing operations	(4,692)	6,641	2,640	(8,228)	(3,639)
Income tax provision	670	—	794	—	1,464
Income (loss) from continuing operations	(5,362)	6,641	1,846	(8,228)	(5,103)
Discontinued operations, net of tax	—	—	(259)	—	(259)
Net income (loss)	$(5,362)	$6,641	$1,587	$(8,228)	$(5,362)

Comprehensive income (loss)	$(4,945)	$6,641	$2,004	$(8,645)	$(4,945)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Six Months Ended June 30, 2014
(In thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$231,575	$150,834	$66,323	$(100,373)	$348,359
Cost of goods sold	207,166	139,686	61,504	(99,442)	308,914
Gross profit	24,409	11,148	4,819	(931)	39,445
Operating expenses	19,965	502	105	—	20,572
Income (loss) from operations	4,444	10,646	4,714	(931)	18,873
Other income (expense):
Interest income (expense), net	(17,423)	(120)	636	—	(16,907)
Equity in earnings of subsidiaries	14,061	—	—	(14,061)	—
Other income (expense), net	(877)	126	52	—	(699)
Income (loss) before income taxes from continuing operations	205	10,652	5,402	(14,992)	1,267
Income tax (benefit) provision	(1,517)	143	817	—	(557)
Income (loss) from continuing operations	1,722	10,509	4,585	(14,992)	1,824
Discontinued operations, net of tax	—	—	(102)	—	(102)
Net income (loss)	$1,722	$10,509	$4,483	$(14,992)	$1,722

Comprehensive income (loss)	$2,195	$10,486	$4,957	$(15,443)	$2,195

	Six Months Ended June 30, 2013
(In thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$227,107	$151,722	$74,027	$(109,928)	$342,928
Cost of goods sold	214,382	144,648	68,842	(109,928)	317,944
Gross profit	12,725	7,074	5,185	—	24,984
Operating expenses	22,825	844	153	—	23,822
Income (loss) from operations	(10,100)	6,230	5,032	—	1,162
Other income (expense):
Interest income (expense), net	(18,145)	(529)	823	—	(17,851)
Equity in earnings of subsidiaries	8,378	—	—	(8,378)	—
Other income (expense), net	(86)	12	(222)	—	(296)
Income (loss) before income taxes from continuing operations	(19,953)	5,713	5,633	(8,378)	(16,985)
Income tax provision	1,356	—	1,517	—	2,873
Income (loss) from continuing operations	(21,309)	5,713	4,116	(8,378)	(19,858)
Discontinued operations, net of tax	—	—	(1,451)	—	(1,451)
Net income (loss)	$(21,309)	$5,713	$2,665	$(8,378)	$(21,309)

Comprehensive income (loss)	$(20,561)	$5,713	$3,413	$(9,126)	$(20,561)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2014
(In thousands)	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,722	$10,509	$4,483	$(14,992)	$1,722
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	5,488	8,864	2,091	—	16,443
Amortization – deferred financing costs	1,239	—	—	—	1,239
Amortization – other intangible assets	3,975	84	—	—	4,059
Loss on disposal of assets	322	57	27	—	406
Deferred income taxes	(292)	—	277	—	(15)
Non-cash stock-based compensation	1,209	—	—	—	1,209
Equity in earnings of subsidiaries and affiliates	(14,061)	—	—	14,061	—
Change in other operating items	9,268	(30,790)	(1,811)	931	(22,402)
Net cash provided by (used in) operating activities	8,870	(11,276)	5,067	—	2,661

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(6,236)	(8,356)	(156)	—	(14,748)
Payments on notes receivable	(64,880)	(66,615)	(45)	131,540	—
Proceeds from notes receivable	25,568	45,700	45	(71,313)	—
Other	(671)	1,235	—	—	564
Net cash provided by (used in) investing activities	(46,219)	(28,036)	(156)	60,227	(14,184)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	76,615	64,925	—	(131,540)	10,000
Payment on notes payable	(45,700)	(25,613)	—	71,313	—
Net cash provided by (used in) financing activities	30,915	39,312	—	(60,227)	10,000
Net increase (decrease) in cash and cash equivalents	(6,434)	—	4,911	—	(1,523)
Cash and cash equivalents, beginning of period	31,018	—	2,408	—	33,426
Cash and cash equivalents, end of period	$24,584	$—	$7,319	$—	$31,903

	Six Months Ended June 30, 2013
(In thousands)	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(21,309)	$5,713	$2,665	$(8,378)	$(21,309)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	5,330	9,318	3,200	—	17,848
Amortization – deferred financing costs	1,380	—	—	—	1,380
Amortization – other intangible assets	4,452	83	—	—	4,535
(Gain) loss on disposal of assets	949	8	(15)	—	942
Deferred income taxes	1,356	—	—	—	1,356
Non-cash stock-based compensation	1,353	—	—	—	1,353
Equity in earnings of subsidiaries and affiliates	(8,378)	—	—	8,378	-
Change in other operating items	(12,882)	(4,325)	(1,253)	—	(18,460)
Net cash provided by (used in) operating activities	(27,749)	10,797	4,597	—	(12,355)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(6,648)	(11,575)	(3,237)	—	(21,460)
Other	14,944	—	—	—	14,944
Net cash provided by (used in) investing activities	8,296	(11,575)	(3,237)	—	(6,516)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt issuance	25,000	—	—	—	25,000
Net increase (decrease) in cash and cash equivalents	5,547	(778)	1,360	—	6,129
Cash and cash equivalents, beginning of period	24,113	(29)	2,667	—	26,751
Cash and cash equivalents, end of period	$29,660	$(807)	$4,027	$—	$32,880

Note 12 – Changes in Accumulated Other Comprehensive Income (Loss) by Component

	Three Months Ended June 30, 2014
(In thousands)	Pension Plan	Post Retirement Plan	Total
Accumulated other comprehensive income (loss) as of March 31, 2014	$(20,433)	$2,054	$(18,379)
Amounts reclassified from accumulated other comprehensive income (loss)	121	19	140
Accumulated other comprehensive income (loss) as of June 30, 2014	$(20,312)	2,073	$(18,239)

	Six Months Ended June 30, 2014
(In thousands)	Pension Plan	Post Retirement Plan	Total
Accumulated other comprehensive income (loss) as of December 31, 2013	$(20,429)	$1,717	$(18,712)
Amounts reclassified from accumulated other comprehensive income (loss)	117	356	473
Accumulated other comprehensive income (loss) as of June 30, 2014	$(20,312)	2,073	$(18,239)

Reclassifications out of Accumulated Other Comprehensive Income (loss):

	Three and Six Months Ended June 30, 2014
(In thousands)	Pension Plan	Post Retirement Plan	Total
Amortization of Pension and Postretirement Plan items
Prior Service Costs	$22	$(18)	$4
Actuarial (losses)	101	157	258
Foreign currency translation related to pension and postretirement plans	261	28	289
Total before tax	384	167	551
Tax expense	(78)	—	(78)
Total reclassified for the period	$306	$167	$473

The total amount reclassified from Accumulated Other Comprehensive Income during the six months ended June 30, 2014 of $0.5 million included $0.3 million which relates to the period ended March 31, 2014.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

The accompanying unaudited condensed consolidated financial statements are prepared in conformity with U.S. GAAP and such principles are applied on a basis consistent with the information reflected in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission ("SEC").  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC.  In the opinion of management, the interim financial information includes all adjustments and accruals, consisting primarily of normal recurring adjustments, which are necessary for a fair presentation of results for the respective interim periods.  The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2014 or any interim period.  Except for the historical information contained herein, this quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties.  Our actual results may differ materially from those indicated by such forward-looking statements.

Overview

We are a leading North American manufacturer and supplier of commercial vehicle components. Our products include commercial vehicle wheels, wheel-end components and assemblies, and ductile and gray iron castings. We market our products under some of the most recognized brand names in the industry, including Accuride, Gunite, and Brillion. We serve the leading OEMs and their related aftermarket channels in most major segments of the commercial vehicle market, including heavy- and medium-duty trucks, commercial trailers, light trucks, buses, as well as specialty and military vehicles.

Our primary product lines are standard equipment used by many North American heavy- and medium-duty truck OEMs as well as commercial trailer OEMs.

Our diversified customer base includes substantially all of the leading commercial vehicle OEMs, such as Daimler Truck North America, LLC, with its Freightliner and Western Star brand trucks, PACCAR, with its Peterbilt and Kenworth brand trucks, Navistar, with its International brand trucks, and Volvo/Mack, with its Volvo and Mack brand trucks. Our primary commercial trailer customers include leading commercial trailer OEMs, such as Great Dane Limited Partnership, Utility Trailer Manufacturing Company, and Wabash National, Inc. Our major light truck customer is General Motors Corporation. Our product portfolio is supported by strong sales, marketing and design engineering capabilities and through June 30, 2014, is manufactured in eight strategically located, technologically-advanced facilities across the United States, Mexico and Canada.

The heavy- and medium-duty truck and commercial trailer markets, the related aftermarket, and the global industrial, construction, mining, and agricultural markets are the primary drivers of our sales. The commercial vehicle manufacturing and replacement part markets are, in turn, directly influenced by conditions in the North American truck industry and generally by conditions in other industries which indirectly impact the truck industry, such as the home-building industry, and by overall economic growth and consumer spending.  The global industrial, construction, and mining markets, that Brillion serve, are driven by more macro- and global economic conditions such as coal, oil, and gas exploration, demand for mined products that are converted into industrial raw materials, such as steel, iron, copper, and global construction trends.  The North American commercial vehicle market is currently experiencing a cyclical recovery, which is projected to continue into 2015. The global industrial and construction markets are forecasted to experience modest growth, or remain flat.  Based upon the overall commercial vehicle industry production forecasts and global industrial, construction and mining markets, we expect results from operations to show improvement in 2014 compared to 2013.  We cannot, however, accurately predict the North American commercial vehicle and global industrial and commercial markets and any deterioration of the economic recovery may lead to reduced spending and deterioration in our end markets and have an adverse effect on our results of operations.

Our markets and those of our customers are becoming increasingly competitive.   In the North American commercial vehicle market, OEMs are competing to maintain or increase market share in the face of evolving emissions regulations, increasing customer emphasis on light weight and fuel efficient platforms and an uncertain economic recovery.  Shifts in the market share held by each of our OEM customers impact our business to varying degrees depending on whether our products are designated as standard or optional equipment on the various platforms at each OEM.  Recently, a number of platforms on which our products are standard equipment have lost market share, which has impacted our business.  We are also continuing to see the impacts of low cost country sourced products in our markets, which has particularly impacted the aftermarket for steel wheels and brake drums.  Further, broader economic weakness in industrial manufacturing impacted our Brillion business through reduced customer orders in 2013 and the first half of 2014.

In response to these conditions, we are working to increase our market share and to control costs while positioning our businesses to compete at current demand levels and maintain capacity to meet the recoveries in our markets as they occur, which history has shown can be swift and steep.  For example, we have implemented lean manufacturing practices across our facilities, which have resulted in reduced working capital levels that free up cash for other priorities.  We have also completed most of our previously disclosed capital investment projects that have selectively increased our manufacturing capacity on core products, reduced labor and manufacturing costs and improved product quality.  Additionally, we have introduced and will continue to develop and introduce new products and technologies that we believe offer better value to customers.  Further, we have been pursuing new business opportunities at OEM customers and are working to increase our market share at OEMs by developing our relationships with large fleets in order to "pull through" our products when the fleets order new equipment.  We continue to monitor competition from products manufactured in low cost countries and will take steps to combat unfair trade practices, such as filing anti-dumping petitions with the United States government, as warranted.

In addition to improving our operations, we have taken steps to improve our liquidity to ensure access to the funds required to finance our business throughout the economic cycle and to focus our efforts on our core markets.  On July 11, 2013, we entered into a new senior secured asset-based lending facility (the "New ABL Facility") and used borrowing under that facility and cash on hand to repay all amounts outstanding under the our prior ABL Facility, and to pay related fees and expenses.  For additional information on our New ABL Facility, see "Capital Resources and Liquidity".  Further, on August 1, 2013, the Company announced that it completed the sale of substantially all of the assets of its non-core Imperial Group business to Imperial Group Manufacturing, Inc., a new company formed and capitalized by Wynnchurch Capital for total cash consideration of $30.0 million at closing, plus a contingent earn-out totaling up to $2.25 million. A portion of the proceeds from the sale were used to repay outstanding indebtedness under our New ABL Facility.

We believe that cash from operations, existing cash reserves, and our ABL revolving credit facility will provide adequate funds for our working capital needs, planned capital expenditures and cash interest payments through 2014 and the foreseeable future.

Results of Operations

The following tables set forth certain income statement information for Accuride for the three months ended June 30, 2014 and June 30, 2013

	Three Months Ended June 30,
(In thousands)	2014	2013
Net sales	$181,575	$179,941
Cost of goods sold	159,153	161,235
Gross profit	22,422	18,706
Operating expenses	10,118	12,747
Income from operations	12,304	5,959
Interest expense, net	(8,487)	(9,157)
Other loss, net	(169)	(441)
Income tax provision (benefit)	(1,461)	1,464
Income (loss) from continuing operations	5,109	(5,103)
Discontinued operations, net of tax	186	(259)
Net income (loss)	$5,295	$(5,362)

Net Sales

	Three Months Ended June 30,
(In thousands)	2014	2013
Wheels	$101,155	$99,468
Gunite	48,304	51,207
Brillion	32,116	29,266
Total	$181,575	$179,941

Our net sales for the three months ended June 30, 2014, were $181.6 million, which was an increase of 0.9 percent, compared to net sales of $179.9 million for the three months ended June 30, 2013.  Of the total increase, approximately $0.4 million was a result of an increase  in volume demand due to increased production levels of the commercial vehicle market and its aftermarket segments in North America, as well as reduced sales from our Gunite segment due to the loss of OEM business.  The increased vehicle production is a result of continued recovery of the commercial vehicle end market.  The remaining $1.3 million increase of net sales recognized was related to pricing, which primarily represented a pass-through of fluctuating raw material and commodity costs.

Net sales for our Wheels segment increased 1.7 percent during the three months ended June 30, 2014 compared to the same period in 2013 primarily due to increased volume from our OEM and aftermarket customers.  Net sales for our Gunite segment decreased 5.7 percent due to a lower demand in the aftermarket.  Our Gunite products have a higher concentration of aftermarket demand, primarily due to the brake drum products that Gunite produces, which are replaced more often than our other products.  Our Brillion segment's net sales increased by 9.7 percent due to a combination of higher demand in the industrial and agricultural markets and increased pricing.

North American commercial vehicle industry production builds as reported by ACT Publications were as follows:

	For the three months ended June 30,
	2014	2013
Class 8	73,566	67,064
Classes 5-7	59,381	53,747
Trailer	70,564	63,822

While we serve the commercial vehicle aftermarket segment, there is no industry data that enables a comparison of our aftermarket sales to industry demand from period to period.

Cost of Goods Sold

The table below represents the significant components of our cost of goods sold.

	Three Months Ended June 30,
(In thousands)	2014	2013
Raw materials	$78,842	$79,350
Depreciation	8,174	8,314
Labor and other overhead	72,137	73,571
Total	$159,153	$161,235

Raw materials costs decreased by $0.5 million, or 0.6 percent, during the three months ended June 30, 2014 due to more favorable pricing and operating efficiencies in the production process.  The price decreases were primarily related to steel and aluminum, which represent the majority of our raw material costs.

Depreciation decreased by $0.1 million, or 1.7 percent during the three months ended June 30, 2014 primarily due to the life of the existing equipment in comparison to new capital acquisitions.

Labor and overhead costs decreased by $1.4 million, or 1.9 percent, due to operational efficiencies.

Operating Expenses

	Three Months Ended June 30,
(In thousands)	2014	2013
Selling, general, and administrative	$6,564	$9,222
Research and development	1,508	1,263
Depreciation and amortization	2,046	2,262
Total	$10,118	$12,747

Selling, general, and administrative costs decreased by $2.7 million in 2014 compared to the same period in 2013 primarily due to reductions in spending and staffing related to our ongoing cost improvement initiatives.  Depreciation and amortization expenses were reduced due to reductions in depreciation expense.

Operating Income (Loss)

	Three Months Ended June 30,
(In thousands)	2014	2013
Wheels	$11,857	$11,751
Gunite	7,243	3,323
Brillion	489	1,855
Corporate/Other	(7,285)	(10,970)
Total	$12,304	$5,959

Operating income for the Wheels segment was 11.7 percent of its net sales for the three months ended June 30, 2014 compared to 11.8 percent for the three months ended June 30, 2013.  We continue to see stronger demand for aluminum wheels being driven by the commercial vehicle fleets' desire to reduce fuel and maintenance costs, along with total vehicle weight.

The operating income for the Gunite segment was 15.0 percent of its net sales for the three months ended June 30, 2014 and 6.5 percent for the three months ended June 30, 2013.  During the three months ended June 30, 2014, Gunite experienced increased efficiencies from the operational restructuring that began during 2013.

Operating income for the Brillion segment was 1.5 percent of its net sales for the three months ended June 30, 2014 compared to 6.3 percent for same period in 2013 due to $1.0 million in non-cash inventory adjustments and higher maintenance costs.

The operating losses for the Corporate segment were 4.0 percent of consolidated net sales for the three months ended June 30, 2014 as compared to 6.1 percent for the comparative period in 2013.  Overall, our Corporate costs have been curtailed through reduced staffing and other general expenses related to our ongoing cost improvement initiatives.

Interest Expense

Net interest expense decreased $0.7 million to $8.5 million for the three months ended June 30, 2014 from $9.2 million for the three months ended June 30, 2013 due to decreased debt from 2013 to 2014.

Income Tax Provision

We recognized an income tax benefit of $1.5 million in the three months ended June 30, 2014 as a result of of a tax benefit of $0.6 million due to changing tax legislation in Mexico and a $1.6 million reduction in our liability for uncertain tax positions, offset by a current provision of $0.7 million.  This was $3.0 million higher than our provision for the three months ended June 30, 2013.

Our effective tax rate is (40.0) percent and (40.2) percent for the three months ended June 30, 2014 and 2013, respectively.  The effective tax rate for the quarter is impacted by the relative impact of discrete items, which are accounted for as they occur, as well as the recognition of a full valuation against deferred tax assets for our U.S. operations.

We have assessed the need to maintain a valuation allowance for deferred tax assets based on an assessment of whether it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Appropriate consideration is given to all available evidence, both positive and negative, in assessing the need for a valuation allowance. Due to our recent history of U.S. operating and taxable losses, the inconsistency of income, and the uncertainty of our financial outlook, we continue to maintain a full valuation allowance against our domestic deferred tax assets.

Comparison of Financial Results for the Six Months Ended June 30, 2014 and 2013

	Six Months Ended June 30,
(In thousands)	2014	2013
Net sales	$348,359	$342,928
Cost of goods sold	308,914	317,944
Gross profit	39,445	24,984
Operating expenses	20,572	23,822
Income from operations	18,873	1,162
Interest expense, net	(16,907)	(17,851)
Other loss, net	(699)	(296)
Income tax (benefit) provision	(557)	2,873
Income (loss) from continuing operations	1,824	(19,858)
Discontinued operations, net of tax	(102)	(1,451)
Net income (loss)	$1,722	$(21,309)

Net Sales

	Six Months Ended June 30,
(In thousands)	2014	2013
Wheels	$193,373	$192,630
Gunite	92,277	90,603
Brillion	62,709	59,695
Total	$348,359	$342,928

Our net sales for the six months ended June 30, 2014, were $348.4 million, which was an increase of 1.6 percent, compared to net sales of $342.9 million for the six months ended June 30, 2013.  Of the total increase, approximately $3.4 million was a result of increased demand by commercial vehicle OEM's and in their related aftermarkets.  The remaining $2.1 million increase of net sales recognized was related to higher pricing, which primarily represented a pass-through of fluctuating raw material and commodity costs.

Net sales for our Wheels segment increased nearly 0.4 percent during the six months ended June 30, 2014 compared to the same period in 2013 primarily due to increased demand from OEM and aftermarket customers.  Net sales for our Gunite segment increased 1.9 percent due to higher demand in the aftermarket.  Our Gunite products have a higher concentration of aftermarket demand, primarily due to the brake drum products, which are replaced more often than our other products.  Our Brillion segment's net sales increased by 5.0 percent due to increased demand in the global industrial and agricultural markets.

North American commercial vehicle industry production builds as reported by ACT Publications were as follows:

	For the six months ended June 30,
	2014	2013
Class 8	140,519	121,801
Classes 5-7	110,216	98,568
Trailer	129,625	122,866

While we serve the commercial vehicle aftermarket segment, there is no industry data that enables a comparison of our aftermarket sales to industry demand from period to period.

Cost of Goods Sold

The table below represents the significant components of our cost of goods sold.

	Six Months Ended June 30,
(In thousands)	2014	2013
Raw materials	$152,821	$156,066
Depreciation	16,411	17,098
Labor and other overhead	139,682	144,780
Total	$308,914	$317,944

Raw materials costs decreased by $3.3 million, or 2.1 percent, during the six months ended June 30, 2014 due to decreases in purchase volume of approximately $2.0 million and price reductions of approximately $1.3 million.  The price reductions were primarily related to steel and aluminum, which represent the majority of our raw material costs.

Depreciation decreased by $0.7 million, or 4.0, percent during the six months ended June 30, 2014, primarily due to the age of the fixed assets in relation to the amount of new capital spending.

Labor and overhead costs decreased by $5.1 million, or 3.5 percent, due to operational efficiencies.

Operating Expenses

	Six Months Ended June 30,
(In thousands)	2014	2013
Selling, general, and administrative	$13,674	$16,762
Research and development	2,828	2,522
Depreciation and amortization	4,070	4,538
Total	$20,572	$23,822

Selling, general, and administrative costs decreased by $3.1 million and research and development costs increased by $0.3 million due to reductions in staffing and general spending and increased research and development activities.

Depreciation and amortization expenses were impacted due to reduced capital spending.

Operating Income (Loss)

	Six Months Ended June 30,
(In thousands)	2013	2012
Wheels	$21,599	$17,494
Gunite	10,521	1,546
Brillion	1,764	2,430
Corporate/Other	(15,011)	(20,308)
Total	$18,873	$1,162

Operating income for the Wheels segment was 11.2 percent of its net sales for the six months ended June 30, 2014 compared to 9.1 percent for the six months ended June 30, 2013 due to higher earnings contributions from higher sales demand.  We continue to experience strong aluminum wheel demand, driven by fleet requirements to reduce operating costs and vehicle weight.

The operating income for the Gunite segment was 11.4 percent of its net sales for the six months ended June 30, 2014 and 1.7 percent for the six months ended June 30, 2013.  We continue to see growth in the demand for Gunite product and benefit from operating efficiency initiatives that we have implemented with respect to our Gunite business.

Operating income for the Brillion segment was 2.8 percent of its net sales for the six months ended June 30, 2014 compared to 4.1 percent for same period in 2013.   Brillion's results were impacted by $1.0 million in non-cash inventory adjustments and higher maintenance costs.

The operating losses for the Corporate segment were 4.3 percent of  net sales from continuing operations for the six months ended June 30, 2014 as compared to 5.9 percent for the comparative period in 2013 resulting from decreased spending, as well as increased sales.

Interest Expense

Net interest expense decreased $1.0 million to $16.9 million for the six months ended June 30, 2014 from $17.9 million for the six months ended June 30, 2013 due to decreased debt from 2013 to 2014.

Income Tax Provision

We recognized an income tax benefit of $0.6 million in the six months ended June 30, 2014 as a result of a $0.6 million benefit due to changing tax legislation in Mexico and a $1.6 million reduction in our liability for uncertain tax position, offset by a current provision of $1.6 million.  This was $3.5 million higher than our provision for the six months ended June 30, 2013.

Our effective tax rate is (44.0) percent and (16.9) percent for the six months ended June 30, 2014 and 2013, respectively.  The increase benefit was a primarily a result of changing tax legislation in Mexico and a reduction of our liability for uncertain tax positions.

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

Changes in Financial Condition

As of June 30, 2014, we had total assets of $636.6 million, compared to total assets of $611.8 million at December 31, 2013.  The $24.8 million, or 4.0%, increase in total assets primarily resulted from changes in working capital. We define working capital as current assets (excluding cash) less current liabilities.

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

The following table summarizes the major components of our working capital as of the periods listed below:

(In thousands)	June 30, 2014	December 31, 2013
Accounts receivable	$81,171	$59,520
Inventories	46,216	39,329
Deferred income taxes (current)	3,932	3,806
Other current assets	11,841	13,187
Accounts payable	(63,786)	(47,527)
Accrued payroll and compensation	(9,898)	(8,763)
Accrued interest payable	(12,479)	(12,535)
Accrued workers compensation	(4,331)	(4,373)
Other current liabilities	(15,187)	(16,801)
Working capital	$37,479	$25,843

Significant changes in working capital included:

•	an increase in receivables of $21.7 million due to the comparative increase in revenue in the months leading up to the respective period-end dates;
•	an increase in inventory of $6.9 million due to increased demand and the building of inventory banks for the summer shut-down season; and
•	an increase in accounts payable of $16.3 million primarily due to and timing of purchases leading to the end of the respective periods.

Capital Resources and Liquidity

Our primary sources of liquidity during the six months ended June 30, 2014 were cash from operations, cash reserves and proceeds from a draw on our ABL Facility.  We believe that cash from operations, existing cash reserves, and our ABL facility will provide adequate funds for our working capital needs, planned capital expenditures and cash interest payments through 2014 and the foreseeable future.

As of June 30, 2014, we had $31.9 million of cash plus $40.1 million in availability under our ABL Facility for a total liquidity of $72.0 million.  As of December 31, 2013, we had $33.4 million in cash plus $30.2 million in availability under our ABL credit facility for total liquidity of $63.6 million.

Our ability to fund working capital needs, planned capital expenditures, scheduled semi-annual interest payments, and to comply with any financial covenants under our New ABL Facility depends on our future operating performance and cash flow, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

Operating Activities

Net cash provided by operating activities during the six months ended June 30, 2014 amounted to $2.7 million compared to a use of cash of $12.4 million for the period ended June 30, 2013.  The cash provided from the first six months of 2014 was a result of our positive net income offset by increased working capital requirements, primarily receivables, which are expected in an environment of increasing product demand.  During a period of increasing customer demand, our working capital needs also generally rise.

Investing Activities

Net cash used in investing activities totaled $14.2 million for the six months ended June 30, 2014 compared to a use of $6.5 million for the period ended June 30, 2013.  Our most significant cash outlays for investing activities are the purchases of property, plant and equipment.  During the six months ended June 30, 2014, the company spent $14.7 million for property, plant and equipment.  During the six months ended June 30, 2013, we entered into two sale/leaseback agreements for manufacturing equipment, and as a result, had cash inflows of $14.9 million from the gross proceeds of the sale of the equipment.  The leases are classified as operating leases.   Capital expenditures for 2014 are currently expected to be approximately $25 million, which we expect to fund through existing cash from operations, cash reserves, or from our ABL facility.

Financing Activities

Cash provided by financing activities for the six months ended June 30, 2014 was $10.0 million draw from our new ABL compared to $25.0 for the six months ended June 30, 2013from a  draw on our Prior ABL facility.

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

The obligations under the Prior ABL Facility were secured by (i) first-priority liens on substantially all of the Company's accounts receivable and inventories, subject to certain exceptions and permitted liens (the "ABL Priority Collateral") and (ii) second-priority liens on substantially all of the Company's owned real property and tangible and intangible assets other than the ABL Priority Collateral, including all of the outstanding capital stock of our domestic subsidiaries, subject to certain exceptions and permitted liens (the "Notes Priority Collateral").

On July 11, 2013, we entered into the New ABL Facility and used $45.3 million of borrowings under the New ABL Facility and cash on hand to repay all amounts outstanding under the Prior ABL Facility and to pay related fees and expenses.

The New ABL Facility is a senior secured asset based credit facility in an aggregate principal amount of up to $100.0 million, consisting of a $90.0 revolving credit facility and a $10.0 million first-in last-out term facility, with the right, subject to certain conditions, to increase the availability under the facility by up to $50.0 million in the aggregate. The New ABL Facility currently matures on the earlier of (i) July 11, 2018 and (ii) 90 days prior to the maturity date of the Company's 9.5% first priority senior security notes due August 1, 2018, but may be extended under certain circumstances pursuant to the terms of the New ABL Facility.

The New ABL Facility provides for loans and letters of credit in an amount up to the aggregate availability under the facility, subject to meeting certain borrowing base conditions, with sub-limits of up to $10.0 million for swingline loans and $20.0 million for letters of credit.  Borrowings under the New ABL Facility bear interest through maturity at a variable rate based upon, at our option, either LIBOR or the base rate (which is the greatest of one-half of one percent in excess of the federal funds rate, 1.00% in excess of the one-month LIBOR rate and the Agent's prime rate), plus, in each case, an applicable margin.  The applicable margin for loans under the first-in last-out term facility that are (i) LIBOR loans ranges, based on the our average excess availability, from 2.75% to 3.25% per annum and (ii) base rate loans ranges, based on our average excess availability, from 1.00% to 1.50%.  The applicable margin for other advances under the New ABL Facility that are (i) LIBOR loans ranges, based on our average excess availability, from 1.75% to 2.25% and (ii) base rate loans ranges, based on our average excess availability, from 0.00% to 0.50%.

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

Restrictive Debt Covenants.

Our credit documents (the New ABL Facility and the indenture governing the senior secured notes) contain operating covenants that limit the discretion of management with respect to certain business matters.  These covenants place significant restrictions on, among other things, the ability to incur additional debt, to pay dividends, to create liens, to make certain payments and investments and to sell or otherwise dispose of assets and merge or consolidate with other entities.  In addition, the New ABL Facility contains a fixed charge coverage ratio covenant which will be applicable if the availability under the ABL Facility is less than 10.0% of the amount of the New ABL Facility.  If applicable, that covenant requires us to maintain a minimum ratio of adjusted EBITDA less capital expenditures made during such period (other than capital expenditures financed with the net cash proceeds of asset sales, recovery events, incurrence of indebtedness and the sale or issuance of equity interests) to fixed charges of 1.00 to 1.00.  We are not currently in a compliance period, and we expect to be in compliance with all debt covenants, to the extent applicable, through the next twelve months.

However, we continue to operate in challenging economic and commercial environments and our ability to maintain liquidity and comply with our debt covenants may be affected by economic or other conditions that are beyond our control and which are difficult to predict.

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

Such forward-looking statements are based on assumptions and estimates, which although believed to be reasonable, may turn out to be incorrect.  Therefore, undue reliance should not be placed upon these estimates and statements.  We cannot assure that any of these statements, estimates, or beliefs will be realized and actual results may differ from those contemplated in these "forward-looking statements."  We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise.  You are advised to consult further disclosures we may make on related subjects in our filings with the SEC.  In addition to other factors discussed in this report, some of the important factors that could cause actual results to differ materially from those discussed in the forward-looking statements include, without limitation, the following:

•	a reversal of recent improvements in, or less robust than anticipated commercial vehicle industry recovery in 2014 and 2015 could have a material adverse effect on our business;
•	a delayed or less robust than anticipated global industrial and agricultural industries recovery in 2014 and 2015 could have a material adverse effect on our business;
•	the loss of a major customer could have a material adverse effect on our business;
•	competition from products sourced in low cost countries could have an adverse effect on our business;
•	the demands of original equipment manufacturers for price reductions may adversely affect profitability;
•	we use a substantial amount of raw steel, aluminum, cast scrap, and foundry steel and are vulnerable to industry shortages, significant price increases, and surcharges, some of which we may not be able to pass through to our customers;
•	our credit documents contain significant financial and operating covenants that may limit the discretion of management with respect to certain business matters. We must also meet certain financial ratios and tests as described above. Failure to comply with the obligations contained in the debt agreements could result in an event of default, and possibly the acceleration of the related debt and the acceleration of debt under other instruments evidencing debt that may contain cross-acceleration or cross-default provisions;
•	a labor strike may disrupt our supply of products to our customer base;
•	we may encounter increased competition in the future from existing competitors or new competitors;
•	our significant indebtedness may have important consequences, including, but not limited to, impairment of our ability to obtain additional financing, reduction of funds available for operations and business opportunities or limitations on our ability to dispose of assets;
•	significant volatility in the foreign currency markets could have an adverse effect on us;
•	our ability to service our indebtedness is dependent upon operating cash flow;
•	an interruption of performance of our machinery and equipment could have an adverse effect on us;
•	an interruption in supply of metals could reduce our ability to obtain favorable sourcing of such raw materials;
•	an adverse judgment in legal proceedings could have an adverse effect on our business;
•	we may be subject to liability under certain environmental laws and the cost of compliance with these regulations could have a material adverse effect on our financial condition and may adversely affect our ability to sell or rent such property or to borrow using such property as collateral; and
•	our success depends largely upon the abilities and experience of certain key management personnel and the loss of the services of one or more of these key personnel could have a negative impact on our business.

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

Foreign Currency Risk

Certain forecasted transactions, assets, and liabilities are exposed to foreign currency risk. We monitor our foreign currency exposures to maximize the overall effectiveness of our foreign currency derivatives. The principal currencies of exposure are the Canadian Dollar and Mexican Peso. From time to time, we use foreign currency financial instruments to offset the impact of the variability in exchange rates on our operations, cash flows, assets and liabilities.  At June 30, 2014, there were no foreign exchange forward contracts. The counterparty to the foreign exchange contracts is a financial institution with an investment grade credit rating. The use of forward contracts protects our cash flows against unfavorable movements in exchange rates, to the extent of the amount under contract.

Foreign currency derivative contracts provide only limited protection against currency risks. Factors that could impact the effectiveness of our currency risk management programs include accuracy of sales estimates, volatility of currency markets and the cost and availability of derivative instruments.

Raw Material/Commodity Price Risk

We rely upon the supply of certain raw materials and commodities in our production processes, and we have entered into firm purchase commitments for certain metals and natural gas. Additionally, from time to time, we use commodity price swaps and futures contracts to manage the variability in certain commodity prices on our operations and cash flows. At June 30, 2014 we had no open commodity price swaps or futures contracts.

Interest Rate Risk

We use long-term debt as a primary source of capital. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for our long-term fixed-rate debt and other types of long-term debt at June 30, 2014:

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level

Changes in Internal Control Over Financial Reporting

There have been no changes to our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during our most recent quarter.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

Neither Accuride nor any of our subsidiaries is a party to any legal proceeding which, in the opinion of management, would have a material adverse effect on our business or financial condition.  However, we from time-to-time are involved in ordinary routine litigation incidental to our business, including actions related to premises liability, product liability, contractual liability, intellectual property, workplace safety and environmental claims.  We establish reserves for matters in which losses are probable and can be reasonably estimated.  While we believe that we have established adequate accruals for our expected future liability with respect to our pending legal actions and proceedings, we cannot assure you that our liability with respect to any such action or proceeding would not exceed our established accruals.  Further, we cannot assure that litigation having a material adverse effect on our financial condition will not arise in the future.

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

10.1*	—	Amended and Restated Accuride Corporation Incentive Compensation Plan. Previously filed as an exhibit to the Form 8-K filed on April 29, 2014 and incorporated by reference herein.

10.2*	—	Accuride Corporation Second Amended and Restated 2010 Incentive Award Plan. Previously filed as an exhibit to the Form 8-K filed on April 29, 2014 and incorporated by reference herein.
31.1†	—	Section 302 Certification of Richard F. Dauch in connection with the Quarterly Report on Form 10-Q on Accuride Corporation for the period ended June 30, 2014.
31.2†	—	Section 302 Certification of Gregory A. Risch in connection with the Quarterly Report on Form 10-Q of Accuride Corporation for the period ended June 30, 2014.
32.1††	—	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
101.INS†	—	XBRL Instance Document
101.SCH†	—	XBRL Taxonomy Extension Schema Document
101.CAL†	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB†	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	—	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF†	—	XBRL Taxonomy Extension Definition Linkbase Document

†	Filed herewith
††	Furnished herewith
*	Management contract or compensatory agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCURIDE CORPORATION

/s/ RICHARD F. DAUCH	Dated: July 28, 2014
Richard F. Dauch
President and Chief Executive Officer
(Principal Executive Officer)

/s/ GREGORY A. RISCH	Dated: July 28, 2014
Gregory A. Risch
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)