Form 10-Q
period 2014-09-30
ACCURIDE CORP
filed 2014-11-03
CIK 817979

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark One)
☑	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014.

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

As of October 30, 2014, 47,718,818 shares of Accuride Corporation common stock, par value $.01 per share, were outstanding.

ACCURIDE CORPORATION

Part I.  FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

ACCURIDE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except for share and per share data)	September 30, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,530	$33,426
Customer receivables, net of allowance for doubtful accounts of $312 and $259 in 2014 and 2013, respectively	73,655	51,382
Other receivables	9,281	8,138
Inventories	45,826	39,329
Deferred income taxes	3,669	3,806
Prepaid expenses and other current assets	11,043	11,894
Assets held for sale	—	1,293
Total current assets	165,004	149,268
PROPERTY, PLANT AND EQUIPMENT, net	214,116	219,624
OTHER ASSETS:
Goodwill	100,697	100,697
Other intangible assets, net	120,004	125,430
Deferred financing costs, net of accumulated amortization of $4,719 and $3,649 in 2014 and 2013, respectively	5,370	6,440
Deferred income taxes	84	503
Pension asset	14,763	8,493
Other	1,848	1,322
TOTAL	$621,886	$611,777
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$66,527	$47,527
Accrued payroll and compensation	11,405	8,763
Accrued interest payable	5,133	12,535
Accrued workers compensation	3,456	4,373
Accrued and other liabilities	15,427	16,801
Total current liabilities	101,948	89,999
LONG-TERM DEBT	330,972	330,183
DEFERRED INCOME TAXES	17,066	17,528
NON-CURRENT INCOME TAXES PAYABLE	6,816	8,367
OTHER POSTRETIREMENT BENEFIT PLAN LIABILITY	71,806	70,584
PENSION BENEFIT PLAN LIABILITY	16,392	20,687
OTHER LIABILITIES	9,709	12,545
COMMITMENTS AND CONTINGENCIES (Note 7)	—	—
STOCKHOLDERS' EQUITY:
Preferred Stock, $0.01 par value; 10,000,000 shares authorized	—	—
Common Stock, $0.01 par value; 80,000,000 shares authorized, 47,718,818 and 47,515,155 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively, and additional paid-in-capital	442,006	440,479
Accumulated other comprehensive loss	(17,767)	(18,712)
Accumulated deficiency	(357,062)	(359,883)
Total stockholders' equity	67,177	61,884
TOTAL	$621,886	$611,777

See notes to unaudited condensed consolidated financial statements.

ACCURIDE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands except per share data)	2014	2013	2014	2013

NET SALES	$184,007	$155,264	$532,366	$498,192
COST OF GOODS SOLD	164,095	144,994	473,009	462,938
GROSS PROFIT	19,912	10,270	59,357	35,254
OPERATING EXPENSES:
Selling, general and administrative	9,868	10,995	30,440	34,817
INCOME (LOSS) FROM OPERATIONS	10,044	(725)	28,917	437
OTHER INCOME (EXPENSE):
Interest expense, net	(8,444)	(8,711)	(25,351)	(26,562)
Other income (loss), net	(805)	546	(1,504)	250
INCOME (LOSS) BEFORE INCOME TAXES FROM CONTINUING OPERATIONS	795	(8,890)	2,062	(25,875)
INCOME TAX (BENEFIT) PROVISION	(410)	(495)	(967)	2,378
INCOME (LOSS) FROM CONTINUING OPERATIONS	1,205	(8,395)	3,029	(28,253)
DISCONTINUED OPERATIONS, NET OF TAX	(106)	(10,220)	(208)	(11,671)
NET INCOME (LOSS)	$1,099	$(18,615)	$2,821	$(39,924)
OTHER COMPREHENSIVE INCOME, NET OF TAX:
Defined benefit plans	472	1,433	945	2,181
COMPREHENSIVE INCOME (LOSS)	$1,571	$(17,182)	$3,766	$(37,743)
Weighted average common shares outstanding—basic	47,749	47,588	47,694	47,535
Basic income (loss) per share-continuing operations	0.02	(0.18)	0.06	(0.59)
Basic loss per share-discontinued operations	—	(0.21)	—	(0.25)
Basic income (loss) per share	$0.02	$(0.39)	$0.06	$(0.84)
Weighted average common shares outstanding—diluted	49,042	47,588	48,531	47,535
Diluted income (loss) per share-continuing operations	0.02	(0.18)	0.06	(0.59)
Diluted loss per share-discontinued operations	—	(0.21)	—	(0.25)
Diluted income (loss) per share	$0.02	$(0.39)	$0.06	$(0.84)

See notes to unaudited condensed consolidated financial statements.

ACCURIDE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

(In thousands)	Common Stock and Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficiency	Total Stockholders' Equity

BALANCE— July 1, 2013	$439,421	$(51,086)	$(342,879)	$45,456
Net loss	—	—	(18,615)	(18,615)
Share-based compensation expense	597	—	—	597
Tax impact of forfeited vested shares	—	—	—	—
Other comprehensive income	—	1,433	—	1,433
BALANCE—September 30, 2013	$440,018	$(49,653)	$(361,494)	$28,871

BALANCE—July 1, 2014	$441,384	$(18,239)	$(358,161)	$64,984
Net income	—	—	1,099	1,099
Share-based compensation expense	622	—	—	622
Tax impact of forfeited vested shares	—	—	—	—
Other comprehensive income	—	472	—	472
BALANCE—September 30, 2014	$442,006	$(17,767)	$(357,062)	$67,177

(In thousands)	Common Stock and Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficiency	Total Stockholders' Equity

BALANCE— January 1, 2013	$438,277	$(51,834)	$(321,570)	$64,873
Net loss	—	—	(39,924)	(39,924)
Share-based compensation expense	1,950	—	—	1,950
Tax impact of forfeited vested shares	(209)	—	—	(209)
Other comprehensive income	—	2,181	—	2,181
BALANCE—September 30, 2013	$440,018	$(49,653)	$(361,494)	$28,871

BALANCE—January 1, 2014	$440,479	$(18,712)	$(359,883)	$61,884
Net income	—	—	2,821	2,821
Share-based compensation expense	1,831	—	—	1,831
Tax impact of forfeited vested shares	(304)	—	—	(304)
Other comprehensive income	—	945	—	945
BALANCE—September 30, 2014	$442,006	$(17,767)	$(357,062)	$67,177

See notes to unaudited condensed consolidated financial statements.

ACCURIDE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(In thousands)	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,821	$(39,924)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of property, plant and equipment	24,907	26,822
Amortization – deferred financing costs and debt discount	1,859	2,064
Amortization – other intangible assets	6,097	6,717
Loss related to discontinued operations	—	11,985
Gain related to discontinued operations	—	(2,000)
Loss on disposal of assets	669	677
(Benefit from) Provision for deferred income taxes	(592)	278
Non-cash share-based compensation	1,831	1,950
Changes in certain assets and liabilities:
Receivables	(23,416)	(17,443)
Inventories	(6,497)	1,677
Prepaid expenses and other assets	(4,999)	(4,023)
Accounts payable	19,723	10,712
Accrued and other liabilities	(14,129)	(24,603)
Net cash provided by (used in) operating activities	8,274	(25,111)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(20,734)	(32,258)
Proceeds from sale leaseback transactions	—	14,944
Proceeds from sale of property, plant, and equipment	1,235	30,000
Purchase of intangible asset	(671)	—
Net cash (used in) provided by in investing activities	(20,170)	12,686
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolver	10,000	25,000
Payments on revolver	(10,000)	(10,000)
Debt issuance costs	—	(1,333)
Net cash provided by financing activities	—	13,667
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(11,896)	1,242
CASH AND CASH EQUIVALENTS—Beginning of period	33,426	26,751
CASH AND CASH EQUIVALENTS—End of period	$21,530	$27,993

Supplemental cash flow information:
Cash paid for interest	$30,815	$31,497
Cash paid for income taxes	1,274	2,000
Non-cash transactions:
Purchases of property, plant and equipment in accounts payable	$2,504	$3,059

See notes to unaudited condensed consolidated financial statements.

ACCURIDE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(AMOUNTS IN THOUSANDS, UNLESS OTHERWISE NOTED, EXCEPT SHARE AND PER SHARE DATA)

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"), except that the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  However, in the opinion of Accuride Corporation ("Accuride" or the "Company"), all adjustments (consisting primarily of normal recurring accruals) considered necessary to present fairly the condensed consolidated financial statements have been included.  Certain operating results from prior periods have been reclassified to discontinued operations to conform to the current year presentation.

The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014.  The unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto disclosed in Accuride's Annual Report on Form 10-K for the year ended December 31, 2013.

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

Earnings Per Common Share – Basic and diluted earnings per common share were computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands except per share data)	2014	2013	2014	2013
Numerator:
Net income (loss) from continuing operations	$1,205	$(8,395)	$3,029	$(28,253)
Net loss from discontinued operations	(106)	(10,220)	(208)	(11,671)
Net income (loss)	$1,099	$(18,615)	$2,821	$(39,924)
Denominator:
Weighted average shares outstanding – Basic	47,749	47,588	47,694	47,535
Weighted average shares outstanding – Diluted	49,042	47,588	48,531	47,535

Basic income (loss) per common share
From continuing operations	$0.02	$(0.18)	$0.06	$(0.59)
From discontinued operations	—	(0.21)	—	(0.25)
Basic income (loss) per common share	$0.02	$(0.39)	$0.06	$(0.84)

Diluted income (loss) per common share
From continuing operations	$0.02	$(0.18)	$0.06	$(0.59)
From discontinued operations	—	(0.21)	—	(0.25)
Diluted income (loss) per common share	$0.02	$(0.39)	$0.06	$(0.84)

As of September 30, 2014, there were options exercisable for 147,420 shares that were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.  As of September 30, 2013, there were options exercisable for 167,334 shares that were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.

Share-Based Compensation – Compensation expense for share-based compensation programs recognized as a component of operating expenses was $1.8 million and $2.0 million for the nine months ended September 30, 2014 and September 30, 2013, respectively. Compensation expense for share-based compensation programs recognized as a component of operating expense was $0.6 million and $0.6 million for the three months ended September 30, 2014 and September 30, 2013, respectively.

As of September 30, 2014, there was approximately $2.8 million of unrecognized pre-tax compensation expense related to share-based awards not yet vested that will be recognized over a weighted-average period of 1.4 years.

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

Sale Leaseback transactions – We have accounted for sale-leaseback transactions in accordance with Accounting Standards Codification ("ASC") 840-40, Sale-Leaseback Transactions.  The Company entered into two sale-leaseback transactions, which were classified as operating leases, during the first quarter of 2013, and as a result had net cash inflow of $14.9 million.  As part of the sale-leaseback transactions, the Company recognized a loss on the aluminum wheel equipment of $0.9 million that was recognized during the three months ended March 31, 2013.

Recent Accounting Adoptions – In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date.  The objective of the amendments in this update is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for those obligations addressed within existing guidance in U.S. GAAP.  The amendment requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and an additional amount the reporting entity expects to pay on behalf of its co-obligors.  The entity is required to disclose the nature and amount of the obligation as well as other information about those obligations.  The Company adopted this ASU as of January 1, 2014.  This adoption did not have an effect on our financial statements.

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

Recent Accounting Pronouncements – On April 10, 2014, the FASB issued ASU 2014-09, Revenue From Contracts With Customers.  The amendments in this update create Topic 606, Revenue from Contracts with Customers, and supersede the revenue recognition requirements in Topic 605. The objective of the amendment is to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards ("IFRS"). The amendment is effective for annual reporting periods beginning after December 15, 2016, and interim periods therein. Early adoption is not permitted. The Company is evaluating the effect, if any, on its financial statements.

On June 19, 2014, the FASB issued ASU 2014-12, Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could Be Achieved after the Requisite Service Period.  This Update is intended to resolve the diverse accounting treatment of those awards in practice.  The amendment is effective for annual and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. The Company is evaluating the effect, if any, on its financial statements.

On August 27, 2014, the FASB issued ASU 2014-15-Presentation of Financial Statements-Going Concern. The amendments in this Update provide guidance in GAAP about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company is evaluating the effect, if any, on its financial statements.

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

Pursuant to the provisions of the purchase agreement, subject to certain limited exceptions, the purchaser purchased from Imperial all equipment, inventories, accounts receivable, deposits, prepaid expenses, intellectual property, contracts, real property interests, transferable permits and other intangibles related to the business and assumed Imperial's trade and vendor accounts payable and performance obligations under those contracts included in the purchased assets.  The real property interests acquired by the purchaser include ownership of three plants located in Decatur, Texas, Dublin, Virginia and Chehalis, Washington and a leasehold interest in a plant located in Denton, Texas.  Imperial retained ownership of its real property located in Portland, Tennessee and included a $2.5 million impairment charge for this property in the loss on sale.   The Company leased such property to the purchaser under a two-year lease, with the option to renew the lease for one additional year and the right to terminate this lease upon six-months advance notice.  Rent under the lease is fixed at $75,000 per year.  Imperial Group Manufacturing has provided a lease termination notice, and the Portland, Tennessee lease ended on November 1, 2014.

The Company has reclassified certain operating results and the loss on sale transactions for Imperial Group L.P. to Discontinued Operations. The Company also recognized $2.0 million in earnout in the 3 months ended September 30, 2013 in connection with the sale of its Fabco operating unit in September, 2011

The following table presents sales and income attributable to Discontinued Operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013

Net sales	$—	$10,115	$—	$70,965

Loss from operations	(10)	(235)	(31)	(1,686)
Other income (expense)	(96)	(9,985)	(177)	(9,985)
Discontinued Operations	$(106)	$(10,220)	$(208)	$(11,671)

Note 3 - Inventories

Inventories at September 30, 2014 and December 31, 2013, on a first-in, first-out ("FIFO") basis, were as follows:

(In thousands)	September 30, 2014	December 31, 2013
Raw materials	$9,658	$7,483
Work in process	14,579	12,996
Finished manufactured goods	21,589	18,850
Total inventories	$45,826	$39,329

Note 4 - Goodwill and Other Intangible Assets

The following represents the carrying amount of goodwill, on a reportable segment basis:

(In thousands)	Wheels	Brillion Iron Works	Total
Balance as of December 31, 2013	$96,283	$4,414	$100,697
Balance as of September 30, 2014	$96,283	$4,414	$100,697

The changes in the carrying amount of other intangible assets for the period December 31, 2013 to September 30, 2014, by reportable segment, are as follows:

(In thousands)	Wheels	Brillion Iron Works	Total
Balance as of December 31, 2013	$122,764	$2,666	$125,430
Additions	671	—	671
Amortization	(5,971)	(126)	(6,097)
Balance as of September 30, 2014	$117,464	$2,540	$120,004

The changes in the carrying amount of other intangible assets for the period December 31, 2012 to September 30, 2013, by reportable segment, are as follows:

(In thousands)	Wheels	Brillion Iron Works	Corporate	Total
Balance as of December 31, 2012	$130,668	$2,833	$679	$134,180
Amortization	(5,929)	(125)	(663)	(6,717)
Balance as of September 30, 2013	$124,739	$2,708	$16	$127,463

The summary of goodwill and other intangible assets is as follows:

		As of September 30, 2014			As of December 31, 2013
(In thousands)	Weighted Average Useful Lives	Gross Amount	Accumulated Amortization	Carrying Amount	Gross Amount	Accumulated Amortization	Carrying Amount
Goodwill	—	$100,697	$—	$100,697	$100,697	$—	$100,697
Other intangible assets:
Trade names	—	$25,200	$—	$25,200	$25,200	$—	$25,200
Technology	10.6	39,169	22,400	16,769	38,849	20,497	18,352
Customer relationships	16.8	127,304	49,269	78,035	129,093	47,215	81,878
Other intangible assets		$191,673	$71,669	$120,004	$193,142	$67,712	$125,430

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

Note 6 - Pension and Other Postretirement Benefit Plans

Components of net periodic benefit cost for the three and nine months ended September 30:

	For the Three Months ended September 30,				For the Nine Months ended September 30,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
(In thousands)	2014	2013	2014	2013	2014	2013	2014	2013
Service cost-benefits earned during the period	$270	$301	$80	$127	$804	$868	$252	$408
Interest cost on projected benefit obligation	2,624	2,601	978	855	7,975	7,808	2,737	2,628
Expected return on plan assets	(3,112)	(2,959)	—	—	(9,480)	(8,883)	—	—
Amortization of prior service (credit) cost	11	11	(9)	—	33	33	(27)	—
Amortization of loss	57	663	59	33	158	1,975	216	83
Net periodic benefit cost	(150)	617	1,108	1,015	(510)	1,801	3,178	3,119
Other one-time charges	—	—	435	—	—	—	435	—
Total benefit cost charged (credited) to income	$(150)	$617	$1,543	$1,015	$(510)	$1,801	$3,613	$3,119

As of September 30, 2014, $9.5 million has been contributed in 2014 to our sponsored pension plans.  We presently anticipate contributing an additional $0.5 million to fund our pension plans during 2014 for a total of $10.0 million.  Not included in the anticipated contributions for the year are any potential payments related to the plan associated with our Elkhart, Indiana facility that was closed in 2012.  The amounts of those contributions, if any, have not been determined as of the date of this filing. A one-time charge of $0.4 million was recorded during the three months ended September 30, 2014 due to a participant settlement for the Accuride Erie hourly retirement plan.

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

As of September 30, 2014, we had an environmental reserve of approximately $1.5 million, related primarily to our foundry operations. This reserve is based on management's review of potential liabilities as well as cost estimates related thereto. Any expenditure required for us to comply with applicable environmental laws and/or pay for any remediation efforts will not be reduced or otherwise affected by the existence of the environmental reserve. Our environmental reserve may not be adequate to cover our future costs related to the sites associated with the environmental reserve, and any additional costs may have a material adverse effect on our business, results of operations or financial condition. The discovery of additional environmental issues, the modification of existing laws or regulations or the promulgation of new ones, more vigorous enforcement by regulators, the imposition of joint and several liability under CERCLA or analogous state laws, or other unanticipated events could also result in a material adverse effect on our consolidated financial statements.

The Iron and Steel Foundry National Emission Standard for Hazardous Air Pollutants ("NESHAP") was developed pursuant to Section 112(d) of the Clean Air Act and requires major sources of hazardous air pollutants to install controls representative of maximum achievable control technology. Based on currently available information, we do not anticipate material costs regarding ongoing compliance with the NESHAP; however if we are found to be out of compliance with NESHAP, we could incur a liability that could have a material adverse effect on our consolidated financial statements.

At the Erie, Pennsylvania, facility, we have obtained an environmental insurance policy to provide coverage with respect to certain environmental liabilities.

Management does not believe that the outcome of any currently pending environmental proceeding will have a material adverse effect on our consolidated financial statements.

As of September 30, 2014, we had approximately 2,267 employees, of which 487 were salaried employees with the remainder paid hourly. Unions represent approximately 1,547 of our employees, which is approximately 68 percent of our total employees. Each of our unionized facilities has a separate contract with the union that represents the workers employed at such facility. The union contracts expire at various times over the next few years with the exception of our union contract that covers the hourly employees at our Monterrey, Mexico, facility, which expires on an annual basis in January unless otherwise renewed. The 2014 negotiations in Monterrey were completed prior to the expiration of our union contract. The collective bargaining agreement ("CBA") at our Erie, Pennsylvania facility was set to expire on September 3, 2014; however, the negotiation of a new CBA was completed on May 20, 2014. The new CBA at our Erie facility commenced on September 4, 2014 and will expire on September 3, 2018.

The CBA at our Rockford, Illinois facility expires in November, 2014. This agreement covers approximately 295 employees.  We do not anticipate that the 2014 negotiation of this agreement will have a material adverse effect on our consolidated financial statements.

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

The carrying amounts of cash and cash equivalents, trade receivables, and accounts payable approximate fair value because of the relatively short maturity of these instruments.  The fair value of our 9.5% senior secured notes based on market quotes, which we determined to be Level 1 inputs, at September 30, 2014 was approximately $323.2 million compared to the carrying amount of $306.0 million.  The fair value of our 9.5% senior secured notes based on market quotes, which we determined to be Level 1 inputs, at December 31, 2013 was approximately $306.9 million compared to the carrying amount of $305.2 million.  The Company believes the fair value of our variable interest rate Asset Based Loan ("ABL") facility at September 30, 2014 and December 31, 2013 equals the carrying value of $25.0 million and $25.0 million, respectively.  As of September 30, 2014 and December 31, 2013 we had no other remaining financial instruments.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Net sales:
Wheels	$106,685	$87,978	$300,058	$280,608
Gunite	42,357	40,751	134,634	131,354
Brillion Iron Works	34,965	26,535	97,674	86,230
Consolidated total	$184,007	$155,264	$532,366	$498,192

Operating income (loss):
Wheels	$11,847	$7,973	$33,446	$25,467
Gunite	4,149	(150)	14,670	1,396
Brillion Iron Works	1,680	296	3,444	2,726
Corporate / Other	(7,632)	(8,844)	(22,643)	(29,152)
Consolidated total	$10,044	$(725)	$28,917	$437

Excluded from net sales above, are inter-segment sales from Brillion Iron Works to Gunite, as shown in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Inter-segment sales	$3,055	$4,395	$10,825	$13,030

	As of
(In thousands)	September 30, 2014	December 31, 2013
Total assets:
Wheels	$466,620	$452,271
Gunite	64,940	55,016
Brillion Iron Works	55,935	52,547
Corporate / Other	34,391	51,943
Consolidated total	$621,886	$611,777

Note 10 - Debt

As of September 30, 2014, total debt was $331.0 million consisting of $306.0 million of our outstanding 9.5% senior secured notes, net of discount, and a $25.0 million draw on our ABL facility. As of December 31, 2013, total debt was $330.2 million consisting of $305.2 million of our outstanding 9.5% senior secured notes, net of discount, and a $25.0 million draw on our ABL facility.

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

On July 11, 2013, we entered into a new asset-based revolving credit facility (the "New ABL Facility") and used $45.3 million of borrowings under the New ABL Facility and cash on hand to repay all amounts outstanding under a previous asset-based facility to pay related fees and expenses

The New ABL Facility is a senior secured asset based credit facility in an aggregate principal amount of up to $100.0 million, consisting of a $90.0 million revolving credit facility and a $10.0 million first-in last-out term facility, with the right, subject to certain conditions, to increase the availability under the facility by up to $50.0 million in the aggregate. The New ABL Facility currently matures on July 11, 2018, but may be extended pursuant under certain circumstances pursuant to the terms of the New ABL Facility.

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

CONDENSED CONSOLIDATING BALANCE SHEETS

	September 30, 2014
(In thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
ASSETS
Cash and cash equivalents	$14,106	$—	$7,424	$—	$21,530
Customer and other receivables, net	49,485	23,940	9,100	411	82,936
Intercompany receivable	—	8,747	82,225	(90,972)	—
Inventories	20,763	21,843	3,631	(411)	45,826
Other current assets	6,457	3,184	5,071	—	14,712
Total current assets	90,811	57,714	107,451	(90,972)	165,004
Property, plant and equipment, net	79,401	101,963	32,752	—	214,116
Goodwill	96,283	4,414	—	—	100,697
Other intangible assets, net	117,464	2,540	—	—	120,004
Investments in and advances to subsidiaries and affiliates	150,822	—	—	(150,822)	—
Deferred income taxes	—	29,600	1,194	(30,710)	84
Other non-current assets	6,827	391	14,763	—	21,981
TOTAL	$541,608	$196,622	$156,160	$(272,504)	$621,886
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$17,774	$35,791	$12,962	$—	$66,527
Intercompany payable	60,838	—	30,134	(90,972)	—
Accrued payroll and compensation	3,469	6,401	1,535	—	11,405
Accrued interest payable	5,133	—	—	—	5,133
Accrued and other liabilities	3,468	11,867	3,548	—	18,883
Total current liabilities	90,682	54,059	48,179	(90,972)	101,948
Long term debt	330,972	—	—	—	330,972
Deferred and non-current income taxes	43,438	10,111	1,043	(30,710)	23,882
Other non-current liabilities	9,339	70,261	18,307	—	97,907
Stockholders' equity	67,177	62,191	88,631	(150,822)	67,177
TOTAL	$541,608	$196,622	$156,160	$(272,504)	$621,886

	December 31, 2013
(In thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
ASSETS
Cash and cash equivalents	$31,018	$—	$2,408	$—	$33,426
Customer and other receivables, net	31,871	19,955	7,694	—	59,520
Intercompany receivables	—	164,940	79,722	(244,662)	—
Inventories	16,858	20,759	2,022	(310)	39,329
Other current assets	7,159	4,357	5,477	—	16,993
Total current assets	86,906	210,011	97,323	(244,972)	149,268
Property, plant and equipment, net	80,286	103,800	35,538	—	219,624
Goodwill	96,283	4,414	—	—	100,697
Other intangible assets, net	122,764	2,666	—	—	125,430
Investments in and advances to subsidiaries and affiliates	128,059	—	—	(128,059)	—
Other non-current assets	5,971	1,791	8,996	—	16,758
TOTAL	$520,269	$322,682	$141,857	$(373,031)	$611,777
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$12,092	$28,215	$7,220	$—	$$47,527
Intercompany payable	42,428	175,666	26,878	(244,972)	—
Accrued payroll and compensation	1,604	5,776	1,383	—	8,763
Accrued interest payable	12,535	—	—	—	12,535
Accrued and other liabilities	4,225	11,979	4,970	—	21,174
Total current liabilities	72,884	221,636	40,451	(244,972)	89,999
Long term debt	330,183	—	—	—	330,183
Deferred and non-current income taxes	45,337	(19,108)	(334)	—	25,895
Other non-current liabilities	9,981	75,769	18,066	—	103,816
Stockholders' equity	61,884	44,385	83,674	(128,059)	61,884
TOTAL	$520,269	$322,682	$141,857	$(373,031)	$611,777

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30, 2014
(In thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$124,025	$82,505	$33,589	$(56,112)	$184,007
Cost of goods sold	111,184	77,396	31,216	(55,701)	164,095
Gross profit	12,841	5,109	2,373	(411)	19,912
Operating expenses	9,623	204	41	—	9,868
Income (loss) from operations	3,218	4,905	2,332	(411)	10,044
Other income (expense):
Interest income (expense), net	(8,695)	(53)	304	—	(8,444)
Equity in earnings of subsidiaries	5,385	—	—	(5,385)	—
Other income (expense), net	(714)	327	(418)	—	(805)
Income (loss) before income taxes from continuing operations	(806)	5,179	2,218	(5,796)	795
Income tax (benefit) provision	(1,905)	925	570	—	(410)
Income (loss from continuing operations	1,099	4,254	1,648	(5,796)	1,205
Discontinued operations, net of tax	—	—	(106)	—	(106)
Net income (loss)	$1,099	$4,254	$1,542	$(5,796)	$1,099

Comprehensive income (loss)	$1,571	$4,252	$1,999	$(6,251)	$1,571

	Three Months Ended September 30, 2013
(In thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$103,235	$68,781	$31,928	$(48,680)	$155,264
Cost of goods sold	97,070	66,564	29,621	(48,261)	144,994
Gross profit	6,165	2,217	2,307	(419)	10,270
Operating expenses	10,528	372	95	—	10,995
Income (loss) from operations	(4,363)	1,845	2,212	(419)	(725)
Other income (expense):
Interest income (expense), net	(8,855)	(207)	351	—	(8,711)
Equity in earnings of subsidiaries	(7,392)	—	—	7,392	—
Other income (expense), net	(45)	147	444	—	546
Income (loss) before income taxes from continuing operations	(20,655)	1,785	3,007	6,973	(8,890)
Income tax provision	(2,040)	925	620	—	(495)
Income (loss) from continuing operations	(18,615)	860	2,387	6,973	(8,395)
Discontinued operations, net of tax	—	—	(10,220)	—	(10,220)
Net income (loss)	$(18,615)	$860	$(7,833)	$6,973	$(18,615)

Comprehensive income (loss)	$(17,182)	$1,263	$(7,061)	$5,798	$(17,182)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Nine Months Ended September 30, 2014
(In thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$355,600	$233,339	$99,912	$(156,485)	$532,366
Cost of goods sold	318,350	217,082	92,720	(155,143)	473,009
Gross profit	37,250	16,257	7,192	(1,342)	59,357
Operating expenses	29,588	706	146	—	30,440
Income (loss) from operations	7,662	15,551	7,046	(1,342)	28,917
Other income (expense):
Interest income (expense), net	(26,118)	(173)	940	—	(25,351)
Equity in earnings of subsidiaries	19,446	—	—	(19,446)	—
Other income (expense), net	(1,591)	453	(366)	—	(1,504)
Income (loss) before income taxes from continuing operations	(601)	15,831	7,620	(20,788)	2,062
Income tax (benefit) provision	(3,422)	1,068	1,387	—	(967)
Income (loss) from continuing operations	2,821	14,763	6,233	(20,788)	3,029
Discontinued operations, net of tax	—	—	(208)	—	(208)
Net income (loss)	$2,821	$14,763	$6,025	$(20,788)	$2,821

Comprehensive income (loss)	$3,766	$14,738	$6,956	$(21,694)	$3,766

	Nine Months Ended September 30, 2013
(In thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$330,342	$220,503	$105,955	$(158,608)	$498,192
Cost of goods sold	311,452	211,212	98,463	(158,189)	462,938
Gross profit	18,890	9,291	7,492	(419)	35,254
Operating expenses	33,353	1,216	248	—	34,817
Income (loss) from operations	(14,463)	8,075	7,244	(419)	437
Other income (expense):
Interest income (expense), net	(27,000)	(736)	1,174	—	(26,562)
Equity in earnings of subsidiaries	986	—	—	(986)	—
Other income (expense), net	(131)	159	222	—	250
Income (loss) before income taxes from continuing operations	(40,608)	7,498	8,640	(1,405)	(25,875)
Income tax provision	(684)	925	2,137	—	2,378
Income (loss) from continuing operations	(39,924)	6,573	6,503	(1,405)	(28,253)
Discontinued operations, net of tax	—	—	(11,671)	—	(11,671)
Net income (loss)	$(39,924)	$6,573	$(5,168)	$(1,405)	$(39,924)

Comprehensive income (loss)	$(37,743)	$6,976	$(3,648)	$(3,328)	$(37,743)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2014
(In thousands)	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,821	$14,763	$6,025	$(20,788)	$2,821
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	8,335	13,446	3,126	—	24,907
Amortization – deferred financing costs	1,859	—	—	—	1,859
Amortization – other intangible assets	5,971	126	—	—	6,097
Loss on disposal of assets	580	62	27	—	669
Deferred income taxes	(2,195)	925	678	—	(592)
Non-cash stock-based compensation	1,831	—	—	—	1,831
Equity in earnings of subsidiaries and affiliates	(20,377)	—	—	20,377	—
Change in other operating items	14,837	(41,354)	(3,212)	411	(29,318)
Net cash provided by (used in) operating activities	13,662	(12,032)	6,644	—	8,274

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(8,350)	(11,977)	(407)	—	(20,734)
Payments on notes receivable	36,698	(106,680)	(33,946)	103,928	—
Proceeds from notes receivable	(34,517)	71,408	32,725	(69,616)	—
Other	(671)	1,235	—	—	564
Net cash provided by (used in) investing activities	(6,840)	(46,014)	(1,628)	34,312	(20,170)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	19,041	94,887	—	(103,928)	10,000
Payment on notes payable	(42,775)	(36,841)	—	69,616	(10,000)
Net cash provided by (used in) financing activities	(23,734)	58,046	—	(34,312)	—
Net increase (decrease) in cash and cash equivalents	(16,912)	—	5,016	—	(11,896)
Cash and cash equivalents, beginning of period	31,018	—	2,408	—	33,426
Cash and cash equivalents, end of period	$14,106	$—	$7,424	$—	$21,530

	Nine Months Ended September 30, 2013
(In thousands)	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(39,924)	$6,573	$(5,168)	$(1,405)	$(39,924)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	7,910	14,514	4,398	—	26,822
Amortization – deferred financing costs	2,064	—	—	—	2,064
Amortization – other intangible assets	6,592	125	—	—	6,717
(Gain) loss on disposal of assets	967	5	9,690	—	10,662
Deferred income taxes	(647)	925	—	—	278
Non-cash stock-based compensation	1,950	—	—	—	1,950
Equity in earnings of subsidiaries and affiliates	(986)	—	—	986	-
Change in other operating items	27,150	(30,201)	(31,048)	419	(33,680)
Net cash provided by (used in) operating activities	5,076	(8,059)	(22,128)	—	(25,111)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(11,024)	(17,382)	(3,852)	—	(32,258)
Proceeds from notes receivable	(35,721)	(92,529)	(33,901)	162,151	—
Payment on notes receivable	13,721	95,999	32,680	(142,400)	—
Other	14,944	—	30,000	—	44,944
Net cash provided by (used in) investing activities	(18,080)	(13,912)	24,927	19,751	12,686

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	151,430	35,721	—	(162,151)	25,000
Payments on notes payable	(138,679)	(13,721)	—	142,400	(10,000)
Other	(1,333)	—	—	—	(1,333)
Net Cash provided by (used in) financings activities	11,418	22,000	—	(19,751)	13,667
Net increase (decrease) in cash and cash equivalents	(1,586)	29	2,799	—	1,242
Cash and cash equivalents, beginning of period	24,113	(29)	2,667	—	26,751
Cash and cash equivalents, end of period	$22,527	$—	$5,466	$—	$27,993

Note 12 – Changes in Accumulated Other Comprehensive Income (Loss) by Component

	Three Months Ended September 30, 2013
(In thousands)	Pension Plan	Post Retirement Plan	Total
Accumulated other comprehensive income (loss) as of June 30, 2013	$(45,418)	$(5,668)	$(51,086)
Amounts reclassified from accumulated other comprehensive income (loss)	1,398	35	1,433
Accumulated other comprehensive income (loss) as of September 30, 2013	$(44,020)	(5,633)	$(49,653)

	Three Months Ended September 30, 2014
(In thousands)	Pension Plan	Post Retirement Plan	Total
Accumulated other comprehensive income (loss) as of June 30, 2014	$(20,312)	$2,073	$(18,239)
Amounts reclassified from accumulated other comprehensive income (loss)	421	51	472
Accumulated other comprehensive income (loss) as of September 30, 2014	$(19,891)	2,124	$(17,767)

	Nine Months Ended September 30, 2013
(In thousands)	Pension Plan	Post Retirement Plan	Total
Accumulated other comprehensive income (loss) as of December 31, 2012	$(46,166)	$(5,668)	$(51,834)
Amounts reclassified from accumulated other comprehensive income (loss)	2,146	35	2,181
Accumulated other comprehensive income (loss) as of September 30, 2013	$(44,020)	(5,633)	$(49,653)

	Nine Months Ended September 30, 2014
(In thousands)	Pension Plan	Post Retirement Plan	Total
Accumulated other comprehensive income (loss) as of December 31, 2013	$(20,429)	$1,717	$(18,712)
Amounts reclassified from accumulated other comprehensive income (loss)	538	407	945
Accumulated other comprehensive income (loss) as of September 30, 2014	$(19,891)	2,124	$(17,767)

Reclassifications out of Accumulated Other Comprehensive Income (loss):

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
(In thousands)	Pension Plan	Post Retirement Plan	Total	Pension Plan	Post Retirement Plan	Total
Amortization of Pension and Postretirement Plan items
Prior Service Costs	$11	$(9)	$2	$11	$—	$11
Actuarial (losses)	57	59	116	663	33	696
Foreign currency translation related to pension and postretirement plans	453	1	454	1,116	39	1,155
Total before tax	$521	$51	$572	$1,790	$72	$1,862
Tax expense	(100)	—	(100)	(392)	(37)	(429)
Total reclassified for the period	$421	$51	$472	$1,398	$35	$1,433

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
(In thousands)	Pension Plan	Post Retirement Plan	Total	Pension Plan	Post Retirement Plan	Total
Amortization of Pension and Postretirement Plan items
Prior Service Costs	$33	$(27)	$6	$33	$—	$33
Actuarial (losses)	158	216	374	1,976	83	2,059
Foreign currency translation related to pension and postretirement plans	458	218	676	607	(11)	596
Total before tax	$649	$407	$1,056	$2,616	$72	$2,688
Tax expense	(111)	—	(111)	(470)	(37)	(507)
Total reclassified for the period	$538	$407	$945	$2,146	$35	$2,181

The total amount reclassified from Accumulated Other Comprehensive Income during the nine months ended September 30, 2014 of $0.9 million included $0.5 million which relates to the period ended June 30, 2014.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

The accompanying unaudited condensed consolidated financial statements are prepared in conformity with U.S. GAAP and such principles are applied on a basis consistent with the information reflected in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission ("SEC").  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC.  In the opinion of management, the interim financial information includes all adjustments and accruals, consisting primarily of normal recurring adjustments, which are necessary for a fair presentation of results for the respective interim periods.  The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2014 or any interim period.  Except for the historical information contained herein, this quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties.  Our actual results may differ materially from those indicated by such forward-looking statements.

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

Our diversified customer base includes substantially all of the leading commercial vehicle OEMs, such as Daimler Truck North America, LLC, with its Freightliner and Western Star brand trucks, PACCAR, with its Peterbilt and Kenworth brand trucks, Navistar, with its International brand trucks, and Volvo/Mack, with its Volvo and Mack brand trucks. Our primary commercial trailer customers include leading commercial trailer OEMs, such as Great Dane Limited Partnership, Utility Trailer Manufacturing Company, and Wabash National, Inc. Our major light truck customer is General Motors Corporation. Our product portfolio is supported by strong sales, marketing and design engineering capabilities and through September 30, 2014, is manufactured in eight strategically located, technologically-advanced facilities across the United States, Mexico and Canada.

The heavy- and medium-duty truck and commercial trailer markets, the related aftermarket, and the global industrial, construction, mining, and agricultural markets are the primary drivers of our sales. The commercial vehicle manufacturing and replacement part markets are, in turn, directly influenced by conditions in the North American truck industry and generally by conditions in other industries which indirectly impact the truck industry, such as the home-building industry, and by overall economic growth and consumer spending.  The global industrial, construction, and mining markets, that Brillion serves, are driven by more macro- and global economic conditions such as coal, oil, and gas exploration, demand for mined products that are converted into industrial raw materials, such as steel, iron, copper, and global construction trends.  The North American commercial vehicle market is currently experiencing a cyclical recovery, which is projected to continue into 2015. The global industrial and construction markets are forecasted to experience modest growth, or remain flat.  Based upon the overall commercial vehicle industry production forecasts and global industrial, construction and mining markets, we expect results from operations to show improvement in 2014 compared to 2013.  We cannot, however, accurately predict the North American commercial vehicle and global industrial and commercial markets and any deterioration of the economic recovery may lead to reduced spending and deterioration in our end markets and have an adverse effect on our results of operations.

Our markets and those of our customers are becoming increasingly competitive.   In the North American commercial vehicle market, OEMs are competing to maintain or increase market share in the face of evolving emissions regulations, increasing customer emphasis on light weight and fuel efficient platforms and an uncertain economic recovery.  Shifts in the market share held by each of our OEM customers impact our business to varying degrees depending on whether our products are designated as standard or optional equipment on the various platforms at each OEM.  Recently, a number of platforms on which our products are standard equipment have lost market share, which has impacted our business.  We are also continuing to see the impacts of low cost country sourced products in our markets, which has particularly impacted the aftermarket for steel wheels and brake drums.  Further, broad economic weakness in industrial manufacturing impacted our Brillion business through reduced customer orders in 2013 and the first half of 2014.

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

In addition to improving our operations, we have taken steps to improve our liquidity to ensure access to the funds required to finance our business throughout the economic cycle and to focus our efforts on our core markets.  On July 11, 2013, we entered into a senior secured asset-based lending facility (the "ABL Facility") and used borrowing under that facility and cash on hand to repay all amounts outstanding under our prior asset-based lending facility, and to pay related fees and expenses.  For additional information on our ABL Facility, see "Capital Resources and Liquidity".  Further, on August 1, 2013, the Company announced that it completed the sale of substantially all of the assets of its non-core Imperial Group business to Imperial Group Manufacturing, Inc., a new company formed and capitalized by Wynnchurch Capital for total cash consideration of $30.0 million at closing, plus a contingent earn-out totaling up to $2.25 million. A portion of the proceeds from the sale were used to repay outstanding indebtedness under our ABL Facility.

We believe that cash from operations, existing cash reserves, and our ABL revolving credit facility will provide adequate funds for our working capital needs, planned capital expenditures and cash interest payments through 2014 and the foreseeable future.

Results of Operations

The following tables set forth certain income statement information for Accuride for the three months ended September 30, 2014 and September 30, 2013

	Three Months Ended September 30,
(In thousands)	2014	2013
Net sales	$184,007	$155,264
Cost of goods sold	164,095	144,994
Gross profit	19,912	10,270
Operating expenses	9,868	10,995
Income from operations	10,044	(725)
Interest expense, net	(8,444)	(8,711)
Other loss, net	(805)	546
Income tax provision (benefit)	(410)	(495)
Income (loss) from continuing operations	1,205	(8,395)
Discontinued operations, net of tax	(106)	(10,220)
Net income (loss)	$1,099	$(18,615)

Net Sales

	Three Months Ended September 30,
(In thousands)	2014	2013
Wheels	$106,685	$87,978
Gunite	42,357	40,751
Brillion	34,965	26,535
Total	$184,007	$155,264

Net sales for the three months ended September 30, 2014, were $184.0 million, which was an increase of 18.5 percent, compared to net sales of $155.3 million for the three months ended September 30, 2013.  Of the total increase, approximately $28.6 million was a result of an increase in volume demand due to increased production levels in the commercial vehicle market and its aftermarket segments in North America.  The increased vehicle production is a result of continued recovery of the commercial vehicle end market.  The remaining $0.1 million increase in net sales was related to pricing, which primarily represented a pass-through of fluctuating raw material and commodity costs.

Net sales for our Wheels segment increased 21.3 percent during the three months ended September 30, 2014 compared to the same period in 2013 primarily due to increased production volume from our OEM customers and increased demand from aftermarket customers.  Net sales for our Gunite segment increased 4.0 percent due to increased demand in the aftermarket.  Our Gunite products have a higher concentration of aftermarket demand, primarily due to the brake drum products that Gunite produces, which are replaced more often than our other products.  Our Brillion segment's net sales increased by 31.8 percent due to a higher demand in the industrial and agricultural markets.

North American commercial vehicle industry production builds as reported by ACT Publications were as follows:

	For the Three Months ended September 30,
	2014	2013
Class 8	79,641	63,515
Classes 5-7	57,704	51,304
Trailer	73,864	61,280

While we serve the commercial vehicle aftermarket segment, there is no industry data that enables a comparison of our aftermarket sales to industry demand from period to period.

Cost of Goods Sold

The table below represents the significant components of our cost of goods sold.

	Three Months Ended September 30,
(In thousands)	2014	2013
Raw materials	$83,451	$68,211
Depreciation	8,447	8,841
Labor and other overhead	72,197	67,942
Total	$164,095	$144,994

Raw materials costs increased by $15.2 million, or 22.3 percent, during the three months ended September 30, 2014 due to increased production offset by operating efficiencies in the production process.

Depreciation decreased by $0.4 million, or 4.4 percent during the three months ended September 30, 2014 primarily due to the age of fixed assets in relation to the amount of new capital spending.

Labor and overhead costs increased by $4.3 million, or 6.3 percent, due to increased production partially offset by savings created by operational efficiencies.

Operating Expenses

	Three Months Ended September 30,
(In thousands)	2014	2013
Selling, general, and administrative	$6,629	$7,221
Research and development	1,194	1,592
Depreciation and amortization	2,045	2,182
Total	$9,868	$10,995

Selling, general, and administrative costs decreased by $0.6 million in 2014 compared to the same period in 2013 primarily due to ongoing cost improvement initiatives.

Operating Income (Loss)

	Three Months Ended September 30,
(In thousands)	2014	2013
Wheels	$11,847	$7,973
Gunite	4,149	(150)
Brillion	1,680	296
Corporate/Other	(7,632)	(8,844)
Total	$10,044	$(725)

Operating income for the Wheels segment was 11.1 percent of its net sales for the three months ended September 30, 2014 compared to 9.1 percent for the three months ended September 30, 2013.  This increased operating income is a result of the contribution to earnings from the higher revenue in the current period compared to the same period in the prior year.

The operating income for the Gunite segment was 9.8 percent of its net sales for the three months ended September 30, 2014 and (0.4) percent for the three months ended September 30, 2013.  During the three months ended September 30, 2014, Gunite experienced increased efficiencies from the operational restructuring that began during 2013.

Operating income for the Brillion segment was 4.8 percent of its net sales for the three months ended September 30, 2014 compared to 1.1 percent for same period in 2013 due to increased gross profit as a result of the contribution to earnings from the higher revenue in the current period compared to the same period in the prior year.

The operating losses for the Corporate segment were 4.1 percent of consolidated net sales for the three months ended September 30, 2014 as compared to 5.7 percent for the comparative period in 2013.  Overall, our Corporate costs have been curtailed through our ongoing cost improvement initiatives.

Interest Expense

Net interest expense decreased $0.3 million to $8.4 million for the three months ended September 30, 2014 from $8.7 million for the three months ended September 30, 2013 due to decreased debt from 2013 to 2014.

Income Tax Provision

We recognized an income tax benefit of $0.4 million in the three months ended September 30, 2014 . This benefit included a 1.0 million benefit for a true-up to the state rate used to value the net US deferred tax liabilities.  This was $0.1 million lower than our benefit for the three months ended September 30, 2013.

Our effective tax rate is (51.6) percent and 5.5 percent for the three months ended September 30, 2014 and 2013, respectively.  The effective tax rate for the quarter is impacted by the relative impact of discrete items, which are accounted for as they occur, as well as the recognition of a full valuation against deferred tax assets for our U.S. operations.

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

Comparison of Financial Results for the Nine Months Ended September 30, 2014 and 2013

	Nine Months Ended September 30,
(In thousands)	2014	2013
Net sales	$532,366	$498,192
Cost of goods sold	473,009	462,938
Gross profit	59,357	35,254
Operating expenses	30,440	34,817
Income from operations	28,917	437
Interest expense, net	(25,351)	(26,562)
Other loss, net	(1,504)	250
Income tax (benefit) provision	(967)	2,378
Income (loss) from continuing operations	3,029	(28,253)
Discontinued operations, net of tax	(208)	(11,671)
Net income (loss)	$2,821	$(39,924)

Net Sales

	Nine Months Ended September 30,
(In thousands)	2014	2013
Wheels	$300,058	$280,608
Gunite	134,634	131,354
Brillion	97,674	86,230
Total	$532,366	$498,192

Our net sales for the nine months ended September 30, 2014, were $532.4 million, which was an increase of 6.9 percent, compared to net sales of $498.2 million for the nine months ended September 30, 2013.  Of the total increase, approximately $32.0 million was a result of increased demand by commercial vehicle OEM's and their related aftermarkets.  The remaining $2.2 million increase of net sales recognized was related to higher pricing, which primarily represented a pass-through of fluctuating raw material and commodity costs.

Net sales for our Wheels segment increased nearly 6.9 percent during the nine months ended September 30, 2014 compared to the same period in 2013 primarily due to increased demand from OEM and aftermarket customers.  Net sales for our Gunite segment increased 2.5 percent due to higher demand in the aftermarket.  Our Gunite products have a higher concentration of aftermarket demand, primarily due to the brake drum products that Gunite produces, which are replaced more often than our other products.  Our Brillion segment's net sales increased by 13.3 percent due to increased demand in the global industrial and agricultural markets.

North American commercial vehicle industry production builds as reported by ACT Publications were as follows:

	Nine Months Ended September 30,
	2014	2013
Class 8	220,286	185,479
Classes 5-7	167,993	150,106
Trailer	202,026	182,731

While we serve the commercial vehicle aftermarket segment, there is no industry data that enables a comparison of our aftermarket sales to industry demand from period to period.

Cost of Goods Sold

The table below represents the significant components of our cost of goods sold.

	Nine Months Ended September 30,
(In thousands)	2014	2013
Raw materials	$236,272	$224,277
Depreciation	24,858	25,939
Labor and other overhead	211,879	212,722
Total	$473,009	$462,938

Raw materials costs increased by $12.0 million, or 5.3 percent, during the nine months ended September 30, 2014 due to increases in purchase volume of approximately $9.7 million and purchase price increases of approximately $2.3 million.  The purchase price increases were primarily related to steel and aluminum, which represent the majority of our raw material costs.

Depreciation decreased by $1.1 million, or 4.2, percent during the nine months ended September 30, 2014, primarily due to the age of the fixed assets in relation to the amount of new capital spending.

Labor and overhead costs decreased by $0.8 million, or 0.4 percent, due to operational efficiencies that partially offset the increase in production costs related to increased production.

Operating Expenses

	Nine Months Ended September 30,
(In thousands)	2014	2013
Selling, general, and administrative	$20,303	$23,983
Research and development	4,022	4,114
Depreciation and amortization	6,115	6,720
Total	$30,440	$34,817

Selling, general, and administrative costs decreased by $3.7 million and research and development costs decreased by $0.1 million due to reductions in staffing and general spending and decreased research and development activities.

Depreciation and amortization expenses were impacted due to reduced capital spending.

Operating Income

	Nine Months Ended September 30,
(In thousands)	2014	2013
Wheels	$33,446	$25,467
Gunite	14,670	1,396
Brillion	3,444	2,726
Corporate/Other	(22,643)	(29,152)
Total	$28,917	$437

Operating income for the Wheels segment was 11.1 percent of its net sales for the nine months ended September 30, 2014 compared to 9.1 percent for the nine months ended September 30, 2013 due to higher earnings contributions from higher sales demand.  We continue to experience strong aluminum wheel demand, driven by fleet requirements to reduce vehicle weight.

Operating income for the Gunite segment was 10.9 percent of its net sales for the nine months ended September 30, 2014 and 1.1 percent for the nine months ended September 30, 2013.  We continue to see growth in demand for Gunite product and benefit from operating efficiency initiatives that we have implemented with respect to our Gunite business.

Operating income for the Brillion segment was 3.5 percent of its net sales for the nine months ended September 30, 2014 compared to 3.2 percent for the same period in 2013.   Contribution margin from increased sales was negatively impacted by a one-time non-cash inventory adjustment and higher maintenance costs.

The operating losses for the Corporate segment were 4.3 percent of  net sales from continuing operations for the nine months ended September 30, 2014 as compared to 5.9 percent for the comparative period in 2013 resulting from decreased spending, as well as increased sales.

Interest Expense

Net interest expense decreased $1.2 million to $25.4 million for the nine months ended September 30, 2014 from $26.6 million for the nine months ended September 30, 2013 due to decreased debt from 2013 to 2014.

Income Tax Provision

We recognized an income tax benefit of $1.0 million in the nine months ended September 30, 2014 as a result of a $0.6 million benefit due to changing tax legislation in Mexico, a $1.6 million reduction in our liability for uncertain tax position and a $1.0 million benefit for a true-up to the state rate used to value the net US deferred tax liabilities, offset by a current provision of $2.2 million.  This was $3.3 million higher than our provision for the nine months ended September 30, 2013.

Our effective tax rate is (46.9) percent and (9.2) percent for the nine months ended September 30, 2014 and 2013, respectively.  The increase benefit was a primarily a result of changing tax legislation in Mexico and a reduction of our liability for uncertain tax positions.

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

Changes in Financial Condition

As of September 30, 2014, we had total assets of $621.9 million, compared to total assets of $611.8 million at December 31, 2013.  The $10.1 million, or 1.7%, increase in total assets primarily resulted from changes in working capital. We define working capital as current assets (excluding cash) less current liabilities.

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

The following table summarizes the major components of our working capital as of the periods listed below:

(In thousands)	September 30, 2014	December 31, 2013
Accounts receivable	$82,936	$59,520
Inventories	45,826	39,329
Deferred income taxes (current)	3,669	3,806
Other current assets	11,043	13,187
Accounts payable	(66,527)	(47,527)
Accrued payroll and compensation	(11,405)	(8,763)
Accrued interest payable	(5,133)	(12,535)
Accrued workers compensation	(3,456)	(4,373)
Other current liabilities	(15,427)	(16,801)
Working capital	$41,526	$25,843

Significant changes in working capital included:

•	an increase in receivables of $23.4 million due to the comparative increase in revenue in the months leading up to the respective period-end dates;
•	an increase in inventory of $6.5 million due to increased demand;
•	an increase in accounts payable of $19.0 million primarily due to timing of purchases leading into the end of the respective periods; and
•	a decrease in interest payable of $7.4 million primarily due the semi-annual interest payment in August.

Capital Resources and Liquidity

Our primary sources of liquidity during the nine months ended September 30, 2014 were cash from operations and cash reserves offset by a payment on our ABL Facility.  We believe that cash from operations, existing cash reserves, and our ABL facility will provide adequate funds for our working capital needs, planned capital expenditures and cash interest payments through 2014 and the foreseeable future.

As of September 30, 2014, we had $21.5 million of cash plus $48.1 million in availability under our ABL Facility for a total liquidity of $69.6 million.  As of December 31, 2013, we had $33.4 million in cash plus $30.2 million in availability under our ABL credit facility for total liquidity of $63.6 million.

Our ability to fund working capital needs, planned capital expenditures, scheduled semi-annual interest payments, and to comply with any financial covenants under our New ABL Facility depends on our future operating performance and cash flow, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

Operating Activities

Net cash provided by operating activities during the nine months ended September 30, 2014 amounted to $8.3 million compared to a use of cash of $25.1 million for the period ended September 30, 2013.  The cash provided from the first nine months of 2014 was a result of our positive net income offset by increased working capital requirements, primarily receivables, which are expected in an environment of increasing product demand.  During a period of increasing customer demand, our working capital needs also generally rise.

Investing Activities

Net cash used in investing activities totaled $20.2 million for the nine months ended September 30, 2014 compared to a use of $12.7 million for the period ended September 30, 2013.  Our most significant cash outlays for investing activities are the purchases of property, plant and equipment.  During the nine months ended September 30, 2014, the company spent $20.7 million for property, plant and equipment.  During the nine months ended September 30, 2013, we entered into two sale/leaseback agreements for manufacturing equipment, and as a result, had cash inflows of $14.9 million from the gross proceeds of the sale of the equipment.  The leases are classified as operating leases.   Capital expenditures for 2014 are currently expected to be approximately $25 million, which we expect to fund through existing cash from operations, cash reserves, or from our ABL facility.

Financing Activities

There was no net cash provided by or used in financing activities for the nine months ended September 30, 2014 compared to cash provided by financing activities of $13.7 million for the nine months ended September 30, 2013 from a  draw on our previous asset-based lending facility.

Bank Borrowing

The ABL Facility

On July 11, 2013, we entered into a new asset-based revolving credit facility (the "New ABL Facility") and used $45.3 million of borrowings under the New ABL Facility and cash on hand to repay all amounts outstanding under a previous asset-based facility and to pay related fees and expenses.

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

Restrictive Debt Covenants.

Our credit documents (the New ABL Facility and the indenture governing the senior secured notes) contain operating covenants that limit the discretion of management with respect to certain business matters.  These covenants place significant restrictions on, among other things, the ability to incur additional debt, to pay dividends, to create liens, to make certain payments and investments and to sell or otherwise dispose of assets and merge or consolidate with other entities.  In addition, the New ABL Facility contains a fixed charge coverage ratio covenant which will be applicable if the availability under the ABL Facility is less than 10.0% of the amount of the New ABL Facility.  If applicable, that covenant requires us to maintain a minimum ratio of adjusted EBITDA less capital expenditures made during such period (other than capital expenditures financed with the net cash proceeds of asset sales, recovery events, incurrence of indebtedness and the sale or issuance of equity interests) to fixed charges of 1.00 to 1.00.  We are not currently in a compliance period, and we expect do not expect to be through the next twelve months.

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

Foreign Currency Risk

Certain forecasted transactions, assets, and liabilities are exposed to foreign currency risk. We monitor our foreign currency exposures to maximize the overall effectiveness of our foreign currency derivatives. The principal currencies of exposure are the Canadian Dollar and Mexican Peso. From time to time, we use foreign currency financial instruments to offset the impact of the variability in exchange rates on our operations, cash flows, assets and liabilities.  At September 30, 2014, there were no foreign exchange forward contracts. The counterparty to the foreign exchange contracts is a financial institution with an investment grade credit rating. The use of forward contracts protects our cash flows against unfavorable movements in exchange rates, to the extent of the amount under contract.

Foreign currency derivative contracts provide only limited protection against currency risks. Factors that could impact the effectiveness of our currency risk management programs include accuracy of sales estimates, volatility of currency markets and the cost and availability of derivative instruments.

Raw Material/Commodity Price Risk

We rely upon the supply of certain raw materials and commodities in our production processes, and we have entered into firm purchase commitments for certain metals and natural gas. Additionally, from time to time, we use commodity price swaps and futures contracts to manage the variability in certain commodity prices on our operations and cash flows. At September 30, 2014 we had no open commodity price swaps or futures contracts.

Interest Rate Risk

We use long-term debt as a primary source of capital. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for our long-term fixed-rate debt and other types of long-term debt at September 30, 2014:

(Dollars in thousands)	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Long-term Debt:
Fixed Rate	—	—	—	—	$310,000	—	$310,000	$323,175
Average Rate	—	—	—	—	9.5%	—	9.5%
Variable Rate	—	—	—	—	$25,000	—	$25,000	$25,000
Average Rate	—	—	—	—	2.4%	—	2.4%

Item 4.	Controls and Procedures

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
Fifth Addendum to Lease Agreement with Option to Purchase, dated September 2, 2014 by and amount Viking Properties, LLC, Logan Indiana Properties, LLC and Accuride Corporation. Previously filed as an exhibit to the Form 8-K filed on September 5, 2014 and incorporated by reference herein.

31.1†	—	Section 302 Certification of Richard F. Dauch in connection with the Quarterly Report on Form 10-Q on Accuride Corporation for the period ended September 30, 2014.
31.2†	—	Section 302 Certification of Gregory A. Risch in connection with the Quarterly Report on Form 10-Q of Accuride Corporation for the period ended September 30, 2014.
32.1††	—	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
101.INS†	—	XBRL Instance Document
101.SCH†	—	XBRL Taxonomy Extension Schema Document
101.CAL†	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB†	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	—	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF†	—	XBRL Taxonomy Extension Definition Linkbase Document

†	Filed herewith
††	Furnished herewith
*	Management contract or compensatory agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCURIDE CORPORATION

/s/ RICHARD F. DAUCH	Dated: November 3, 2014
Richard F. Dauch
President and Chief Executive Officer
(Principal Executive Officer)

/s/ GREGORY A. RISCH	Dated: November 3, 2014
Gregory A. Risch
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)