Form 10-K
period 2014-12-31
ACCURIDE CORP
filed 2015-03-03
CIK 817979

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐  No ☒

The aggregate market value of the registrant's common stock held by non-affiliates based on the New York Stock Exchange closing price as of June 30, 2014 (the last business day of registrant's most recently completed second fiscal quarter) was approximately $230,955,072.  This calculation does not reflect a determination that such persons are affiliates of registrant for any other purposes.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒  No ☐

The number of shares of Common Stock, $0.01 par value, of Accuride Corporation outstanding as of February 25 was 47,718,818.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant's 2015 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

ACCURIDE CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2014

PART I

Item 1.	Business

The Company

We believe we are one of the largest manufacturers and suppliers of commercial vehicle components in North America. Our products include commercial vehicle wheels, wheel-end components and assemblies, and ductile and gray iron castings. We market our products under some of the most recognized brand names in the industry, including Accuride, Gunite, and Brillion. We serve the leading OEMs and their related aftermarket channels in most major segments of the commercial vehicle market, including heavy- and medium-duty trucks, commercial trailers, light trucks, buses, as well as specialty and military vehicles.

Our primary product lines are standard equipment used by many North American heavy- and medium-duty truck OEMs.

Our diversified customer base includes substantially all of the leading commercial vehicle OEMs, such as Daimler Truck North America, LLC ("DTNA"), with its Freightliner and Western Star brand trucks, PACCAR, Inc., with its Peterbilt and Kenworth brand trucks, Navistar, Inc., with its International brand trucks, and Volvo Group North America, with its Volvo and Mack brand trucks. Our primary commercial trailer customers include leading commercial trailer OEMs, such as Great Dane Limited Partnership, Utility Trailer Manufacturing Company, and Wabash National, Inc. Our major light truck customer is General Motors Corporation. Our product portfolio is supported by strong sales, marketing and design engineering capabilities and is manufactured in eight strategically located, technologically-advanced facilities across the United States, Mexico and Canada.

Our business consists of three operating segments that design, manufacture, and distribute components for the commercial vehicle market, including heavy- and medium-duty trucks, commercial trailers, light trucks, buses, as well as specialty and military vehicles and their related aftermarket channels and for the global industrial, mining and construction markets. We have identified each of our operating segments as reportable segments. The Wheels segment's products primarily consist of steel and aluminum wheels. The Gunite segment's products consist primarily of wheel-end components and assemblies. The Brillion Iron Works segment's products primarily consist of ductile, austempered ductile and gray iron castings, including engine and transmission components and industrial components. We believe this segmentation is appropriate based upon operating decisions and performance assessments by our President and Chief Executive Officer, who is our chief operating decision maker.

Our financial results for the previous three fiscal years are discussed in "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operation" and "Item 8: Financial Statements and Supplementary Data" of this Annual Report and the following descriptions of our business should be read in conjunction with the information contained therein.  For geographic and financial information related to each of our operating segments, see Note 12 to the "Notes to Consolidated Financial Statements" included herein.

Corporate History

Accuride Corporation, a Delaware corporation ("Accuride" or the "Company"), and Accuride Canada Inc., a corporation formed under the laws of the province of Ontario, Canada, and a wholly owned subsidiary of Accuride, were incorporated in November 1986 for the purpose of acquiring substantially all of the assets and assuming certain liabilities of Firestone Steel Products, a division of The Firestone Tire & Rubber Company. The respective acquisitions by the companies were consummated in December 1986.

On January 31, 2005, pursuant to the terms of an agreement and plan of merger, a wholly owned subsidiary of Accuride merged with and into Transportation Technologies Industries, Inc., or TTI, resulting in TTI becoming a wholly owned subsidiary of Accuride, which we refer to as the "TTI merger". TTI was founded as Johnstown America Industries, Inc. in 1991 in connection with the purchase of Bethlehem Steel Corporation's freight car manufacturing operations.

Discontinued Operations

On August 1, 2013, the Company announced that it completed the sale of substantially all of the assets of its Imperial Group business to Imperial Group Manufacturing, Inc., a new company formed and capitalized by Wynnchurch Capital for total cash consideration of $30.0 million at closing, plus a contingent earn-out of up to $2.25 million.  The sale resulted in recognition of a $12.0 million loss for the year ended December 31, 2013 which has been reclassified to discontinued operations.  See Note 2 "Discontinued Operations" to the "Notes to Consolidated Financial Statements" included herein for further discussion.

Pursuant to the provisions of the purchase agreement, subject to certain limited exceptions, the purchaser purchased from Imperial all equipment, inventories, accounts receivable, deposits, prepaid expenses, intellectual property, contracts, real property interests, transferable permits and other intangibles related to the business and assumed Imperial's trade and vendor accounts payable and performance obligations under those contracts included in the purchased assets.  The real property interests acquired by the purchaser include ownership of three plants located in Decatur, Texas, Dublin, Virginia and Chehalis, Washington and a leasehold interest in a plant located in Denton, Texas.  Imperial retained ownership of its real property located in Portland, Tennessee and recognized a $2.5 million impairment charge for this property as a component of the loss previously mentioned, which has been reclassified to discontinued operations on our consolidated statements of operations and comprehensive loss for the year ended December 31, 2013.  The Company leased the Portland, Tennessee facility to the purchaser from the closing date of the transaction through October 31, 2014. The future function of this facility is currently being evaluated. (See Note 2  to the "Notes to Consolidated Financial Statements" included herein for further explanation)

On September 26, 2011, the Company announced the sale of its wholly-owned subsidiary, Fabco Automotive Corporation ("Fabco") to Fabco Holdings, Inc., a new company formed and capitalized by Wynnchurch Capital, Ltd. in partnership with Stone River Capital Partners, LLC. The sale concluded for a purchase price of $35.0 million, subject to a working capital adjustment, plus a contingent receipt of $2.0 million, which was received in full in 2013. The Company recognized a loss of $6.3 million, including $2.1 million in transactional fees, related to the sale transaction for the year ended December 31, 2011, which is included as a component of discontinued operations. See Note 2 "Discontinued Operations" to the "Notes to Consolidated Financial Statements" included herein for further discussion.

Impairment

During 2012, the Company experienced a decline in its stock price to an amount below the then current book value as well as the impact of business developments in its Gunite reporting unit including a loss of customer market share and evidence of declining aftermarket sales.  The Gunite reporting unit recorded impairments to goodwill of $62.8 million, other intangible assets of $36.8 million, and property, plant and equipment of $34.1 million for the year ended December 31, 2012.

Product Overview

We design, produce, and market broad portfolios of commercial vehicle components for the commercial vehicle, global industrial, mining and construction industries. We classify our products under several categories, including wheels, wheel-end components and assemblies, and ductile and gray iron castings. The following describes our major product lines and brands.

Wheels (Approximately 57% of our 2014 net sales, 57% of our 2013 net sales, and 52% of our 2012 net sales)

We are the largest North American manufacturer and supplier of wheels for heavy- and medium-duty trucks, commercial trailers and related aftermarket channels. We offer the broadest product line in the North American heavy- and medium-duty wheel industry and are the only North American manufacturer and supplier of both steel and forged aluminum heavy- and medium-duty wheels. We also produce wheels for buses, commercial light trucks, heavy-duty pick-up trucks, and military vehicles. We market our wheels under the Accuride brand. We are the standard steel and aluminum wheel supplier to a number of North American heavy- and medium-duty truck and trailer OEMs.  A description of each of our major products is summarized below:

●	Heavy- and medium-duty steel wheels. We offer the broadest product line of steel wheels for the heavy- and medium-duty truck, commercial trailer markets and related aftermarket channels. The wheels range in diameter from 17.5" to 24.5" and are designed for load ratings ranging from 3,640 to 13,000 lbs. We also offer a number of coatings and finishes which we believe provide the customer with increased durability and exceptional appearance.
●	Heavy- and medium-duty aluminum wheels. We offer a full product line of aluminum wheels for the heavy- and medium-duty truck, commercial trailer markets and related aftermarket channels. The wheels range in diameter from 19.5" to 24.5" and are designed for load ratings ranging from 4,000 to 13,000 lbs. Aluminum wheels are generally lighter in weight, more readily stylized, and are approximately 2.0 to 3.0 times as expensive as steel wheels.
●	Light truck steel wheels. We manufacture light truck single and dual steel wheels that range in diameter from 16" to 19.5" for customers such as General Motors. We are focused on larger diameter wheels designed for select truck platforms used for carrying heavier loads.
●	Military Wheels. We produce steel wheels for military applications under the Accuride brand name.

Wheel-End Components and Assemblies (Approximately 24% of our 2014 net sales, 26% of our 2013 net sales, and 28% of our 2012 net sales)

We are a supplier of wheel-end components and assemblies to the North American heavy- and medium-duty truck markets and related aftermarket channels. We market our wheel-end components and assemblies under the Gunite brand. We produce four basic wheel-end assemblies: (1) disc wheel hub/brake drums, (2) spoke wheel/brake drums, (3) spoke wheel/brake rotors and (4) disc wheel hub/brake rotors. We also manufacture an extensive line of wheel-end components for the heavy- and medium-duty truck markets, such as brake drums, disc wheel hubs, spoke wheels, rotors and automatic slack adjusters. The majority of these components are critical to the safe operation of vehicles. A description of each of our major wheel-end components is summarized below:

•	Brake Drums. We offer a variety of heavy- and medium-duty brake drums for truck, commercial trailer, bus, and off-highway applications. A brake drum is a braking device utilized in a "drum brake" which is typically made of iron and has a machined surface on the inside. When the brake is applied, air or brake fluid is forced, under pressure, into a wheel cylinder which, in turn, pushes a brake shoe into contact with the machined surface on the inside of the drum and stops the vehicle. Our brake drums are custom-engineered to exact requirements for a broad range of applications, including logging, mining, and more traditional over-the-road vehicles. To ensure product quality, we continually work with brake and lining manufacturers to optimize brake drum and brake system performance. Brake drums are our primary aftermarket product. The aftermarket opportunities in this product line are substantial as brake drums continually wear with use and eventually need to be replaced, although the timing of such replacement depends on the severity of use.
•	Disc Wheel Hubs. We manufacture a complete line of traditional ferrous disc wheel hubs for heavy- and medium-duty trucks and commercial trailers. A disc wheel hub is the component that connects the brake system to the axle upon which the wheel and tire are mounted. In addition, we offer a line of lightweight cast iron hubs that provide users with improved operating efficiency. Our lightweight hubs utilize advanced metallurgy and unique structural designs to offer both significant weight savings and lower costs due to reduced maintenance requirements. Our product line also includes finely machined hubs for anti-lock braking systems, or ABS, which enhance vehicle safety.
•	Spoke Wheels. We manufacture a broad line of spoke wheels for heavy-and medium-duty trucks and commercial trailers. While disc wheel hubs have largely displaced spoke wheels for on-highway applications, they are still popular for severe-duty applications such as off-highway vehicles, refuse vehicles, and school buses, due to their greater strength. Our product line also includes finely machined wheels for ABS systems, similar to our disc wheel hubs.
•	Disc Brake Rotors. We develop and manufacture durable, lightweight disc brake rotors for a variety of heavy-duty vehicle applications. A disc rotor is a braking device that is typically made of iron with highly machined surfaces. When the brake is applied in a disc brake system, brake fluid from the master cylinder (Hydraulic Disc Brakes) or air from the air compressor (Air Disc Brakes) is forced into a caliper where it presses against a piston, which squeezes two brake pads against the disc rotor and stops the vehicle. Disc brakes are generally viewed as more efficient, although more expensive, than drum brakes and are often found in the front of a vehicle with drum brakes often located in the rear. We manufacture ventilated disc brake rotors that significantly improve heat dissipation as required for applications on Class 7 and 8 vehicles. We offer one of the most complete lines of heavy-duty and medium-duty disc brake rotors in the industry.
•	Automatic Slack Adjusters. Automatic slack adjusters react to, and adjust for, variations in brake shoe-to-drum clearance and maintain the proper amount of space between the brake shoe and brake drum. Our automatic slack adjusters automatically adjust the brake shoe-to-brake drum clearance, ensuring consistent clearance at the time of braking. The use of automatic slack adjusters reduces maintenance costs, improves braking performance and minimizes side-pull and stopping distance.

Ductile, Austempered Ductile and Gray Iron Castings (Approximately 19% of our 2014 net sales, 17% of our 2013 net sales, and 20% of our 2012 net sales)

We produce ductile, austempered ductile and gray iron castings under the Brillion brand name. Our Brillion Foundry facility is one of North America's largest iron foundries focused on the supply of complex, highly-cored cast products to market leading customers in the commercial vehicle, diesel engine, construction, agricultural, hydraulic, mining, oil and gas and industrial markets. Brillion utilitizes both vertical and horizontal green sand molding processes to produce cast products that include:

•	Transmission and Engine-Related Components. We believe that our Brillion foundry is a leading source for the casting of transmission and engine-related components to the heavy- and medium-duty truck markets, including flywheels, transmission and engine-related housings and brackets.
•	Industrial Components. Our Brillion foundry produces components for a wide variety of applications to the industrial machinery, construction, agricultural equipment and oil and gas markets, including flywheels, pump housings, valve body housings, small engine components, and other industrial components. Our industrial components are made to specific customer requirements and, as a result, our product designs are typically proprietary to our customers.

Cyclical and Seasonal Industry

The commercial vehicle components industry is highly cyclical and, in large part, depends on the overall strength of the demand for heavy- and medium-duty trucks. The industry has historically experienced significant fluctuations in demand based on factors such as general economic conditions, including industrial production and consumer spending, as well as, gas prices, credit availability, and government regulations among others. Cyclical peaks of commercial vehicle production in 1999 and 2006 were followed by sharp production declines of 48% and 69% to trough production levels in 2001 and 2009, respectively. Since 2009, commercial vehicle production levels have recovered, and demand for vehicles that use our products, as predicted by analysts, including America's Commercial Transportation ("ACT") and FTR Associates ("FTR") Publications, is expected to improve in 2015 as economic conditions continue to improve. OEM production of major markets that we serve in North America, from 2008 to 2014, are shown below:

	For the Year Ended December 31,
	2014	2013	2012	2011	2010	2009	2008
North American Class 8	297,097	245,496	277,490	255,261	154,173	118,396	205,639
North American Classes 5-7	225,681	201,311	188,165	166,792	117,901	97,733	158,294
U.S. Trailers	270,757	238,527	236,841	209,582	124,162	79,027	143,901

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

Customers

We market our components to more than 1,000 customers, including most of the major North American heavy- and medium-duty truck and commercial trailer OEMs, as well as to the major aftermarket participants, including OEM dealer networks, wholesale distributors, and aftermarket buying groups. Our largest customers are Navistar, DTNA, Volvo/Mack, PACCAR, and Advanced Wheels which combined accounted for approximately 50.2 percent of our net sales in 2014, and individually constituted approximately 14.1 percent, 13.2 percent, 10.5 percent, 6.5 percent, and 5.8 percent, respectively, of our 2014 net sales. We have long-term relationships with our larger customers, many of whom have purchased components from us or our predecessors for more than 45 years. We garner repeat business through our reputation for quality and our position as a standard supplier for a variety of truck lines. We believe that we will continue to be able to effectively compete for our customers' business due to the high quality of our products, the breadth of our product portfolio, and our continued product innovation.

Sales and Marketing

We have an integrated, corporate-wide sales and marketing group. We have dedicated salespeople and sales engineers who reside near the headquarters of each of the four major truck OEMs and who spend substantially all of their professional time managing existing business relationships, coordinating new sales opportunities and strengthening our relationships with the OEMs. These sales professionals function as a single point of contact with the OEMs, providing "one-stop shopping" for all of our products. Each brand has marketing personnel who, together with applications engineers, have in-depth product knowledge and provide support to the designated OEM sales professionals.

We also market our products directly to end users, particularly large truck fleet operators, with a focus on wheels and wheel-end products to create "pull-through" demand for our products. This effort is intended to help convince the truck and trailer OEMs to designate our products as standard equipment and to create sales by encouraging fleets to specify our products on the equipment that they purchase, even if our product is not offered as standard equipment on the products being purchased. The fleet sales group also provides aftermarket sales coverage for our various products, particularly wheels and wheel-end components. These sales professionals promote and sell our products to the aftermarket, including OEM dealers, warehouse distributors and aftermarket buying groups.

We have a consolidated aftermarket distribution strategy for our wheels and wheel-end components. In support of this strategy, we have a centralized distribution center in Batavia, Illinois. As a result, customers can order steel and aluminum wheels, brake drums, rotors, hubs and automatic slack adjusters on one purchase order, improving freight efficiencies and inventory turns for our customers.  The aftermarket infrastructure enables us to increase direct shipments from our manufacturing plant to larger aftermarket customers utilizing a virtual distribution strategy that allows us to maintain and enhance our competitiveness by eliminating unnecessary freight and handling through the distribution center.

International Sales

We consider sales to customers outside of the United States as international sales. International sales for the years ended December 31, 2014, 2013, and 2012 are as follows:

(In millions)	International Sales	Percent of Net Sales
2014	$137.1	19.4%
2013	$130.1	20.2%
2012	$139.2	17.5%

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

All of our significant production operations are ISO-9000/TS 16949 certified, which means that they comply with certain quality assurance standards for truck component suppliers. We believe our manufacturing operations are highly regarded by our customers, and we have received numerous quality and lean awards from our customers including PACCAR's Preferred Supplier award and Daimler Truck North America's Masters of Quality award, and the Association of Manufacturing Excellence ("AME") Plant of the Year award (Henderson, KY-2014).  The Brillion foundry was featured for its advanced lean and quality systems by The American Casting Society in 2014.

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

Employees and Labor Unions

As of December 31, 2014, we had approximately 2,247 employees, of which 497 were salaried employees with the remainder paid hourly. Unions represent approximately 1,512 of our employees, which is approximately 67% percent of our total employees. We have collective bargaining agreements with several unions, including (1) the United Auto Workers, (2) the United Steelworkers, (3) the International Association of Machinists and Aerospace Workers, (4) the National Automobile, Aerospace, Transportation, and General Workers Union of Canada and (5) El Sindicato Industrial de Trabajadores de Nuevo Leon.

Each of our unionized facilities has a separate contract with the union that represents the workers employed at such facility. The union contracts expire at various times over the next few years with the exception of our union contract that covers the hourly employees at our Monterrey, Mexico, facility, which expires on an annual basis in January unless otherwise renewed. The 2015 negotiations in Monterrey were successfully completed prior to the expiration of our union contract. In 2014, we successfully negotiated new bargaining agreements for our Erie, Pennsylvania and Rockford, Illinois facilities, which will expire on September 3, 2018 and March 25, 2019, respectively. We have a contract expiring at our London, Ontario facility on March 12, 2015, but have already negotiated a successor agreement that will be effective from March 13, 2015 through March 12, 2018. No other collective bargaining agreements expire in 2015.

Intellectual Property

We believe the protection of our intellectual property is important to our business. Our principal intellectual property consists of product and process technology, a number of patents, trade secrets, trademarks and copyrights. Although our patents, trade secrets, and copyrights are important to our business operations and in the aggregate constitute a valuable asset, we do not believe that any single patent, trade secret, or copyright is critical to the success of our business as a whole. We also own common law rights and U.S. federal and foreign trademark registrations for several of our brands, which we believe are valuable, including Accuride®, BrillionTM, and Gunite®. Our policy is to seek statutory protection for all significant intellectual property embodied in patents and trademarks. From time to time, we may grant licenses under our intellectual property and receive licenses under intellectual property of others.

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

As of December 31, 2014, we had an environmental reserve of approximately $1.5 million, related primarily to our foundry operations. This reserve is based on management's review of potential liabilities as well as cost estimates related thereto. Any expenditures required for us to comply with applicable environmental laws and/or pay for any remediation efforts will not be reduced or otherwise affected by the existence of the environmental reserve. Our environmental reserve may not be adequate to cover our future costs related to the sites associated with the environmental reserve, and any additional costs may have a material adverse effect on our business, results of operations or financial condition. The discovery of additional environmental issues, the modification of existing laws or regulations or the promulgation of new ones, more vigorous enforcement by regulators, the imposition of joint and several liability under CERCLA or analogous state laws, or other unanticipated events could also result in a material adverse effect.

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

Research and Development Expense

Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred. The amount expensed in the years ended December 31, 2014, 2013 and 2012 totaled $5.6 million, $5.7 million and $6.6 million, respectively.

Website Access to Reports

We make our periodic and current reports available, free of charge, on our website as soon as practicable after such material is electronically filed with the Securities and Exchange Commission (the "SEC"). Our website address is www.accuridecorp.com and the reports are filed under "SEC Filings" in the Investor Information section of our website.   Our website and information included in or linked to our website are not part of this 2014 Annual Report filed on Form 10-K.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The SEC's website is www.sec.gov.

Item 1A.                          Risk Factors

Factors That May Affect Future Results

In this report, we have made various statements regarding current expectations or forecasts of future events. These statements are "forward-looking statements" within the meaning of that term in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are also made from time-to-time in press releases and in oral statements made by our officers. Forward-looking statements are identified by the words "estimate," "project," "anticipate," "will continue," "will likely result," "expect," "intend," "believe," "plan," "predict" and similar expressions.

Such forward-looking statements are based on assumptions and estimates, which although believed to be reasonable, may turn out to be incorrect. Therefore, undue reliance should not be placed upon these statements and estimates. These statements or estimates may not be realized and actual results may differ from those contemplated in these "forward-looking statements." Some of the factors that may cause these statements and estimates to differ materially include, among others, market demand in the commercial vehicle industry, general economic, business and financing conditions, labor relations, government action, competitor pricing activity, expense volatility, and each of the risks highlighted below.

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

Risks Related to Our Business and Industry

We rely on, and make significant operational decisions based, in part, upon industry forecasts for commercial vehicles and for the end markets that Brillion serves, and these forecasts may prove to be inaccurate.

We continue to operate in a challenging economic environment and our ability to maintain liquidity may be affected by economic or other conditions that are beyond our control and which are difficult to predict. The 2015 OEM production forecasts by ACT Publications for the significant commercial vehicle markets that we serve, as of February 10, 2015, are as follows:

North American Class 8	340,226
North American Classes 5-7	228,534
U.S. Trailers	303,300

Brillion's end markets include commercial truck, mobile off-highway construction, agricultural, and mining equipment, and oil and gas infrastructure.  These markets are very sensitive to commodity pricing of agricultural products, metals, and oil and gas.

We are dependent on sales to a small number of our major customers in our Wheels and Gunite segments and on our status as standard supplier on certain truck platforms of each of our major customers.

Sales, including aftermarket sales, to Navistar, DTNA, Volvo/Mack, PACCAR, and Advanced Wheel constituted approximately 14.1 percent, 13.2 percent, 10.5 percent, 6.5 percent, and 5.8 percent, respectively, of our 2014 net sales. No other customer accounted for more than 5 percent of our net sales for this period. The loss of any significant portion of sales to any of our major customers would likely have a material adverse effect on our business, results of operations or financial condition.

We are a standard supplier of various components at many of our major OEM customers, which results in recurring revenue as our standard components are installed on most trucks ordered from that platform, unless the end user specifically requests a different product, generally at an additional charge. The selection of one of our products as a standard component may also create a steady demand for that product in the aftermarket. We may not maintain our current standard supplier positions in the future, and may not become the standard supplier for additional truck platforms. The loss of a significant standard supplier position or a significant number of standard supplier positions with a major customer could have a material adverse effect on our business, results of operations or financial condition.  For example, during 2012 Gunite lost standard position at two OEMs for certain products, which led to impairment charges as described in Note 4 and Note 6 to the "Notes to Consolidated Financial Statements" included herein.

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

We use substantial amounts of raw steel and aluminum in our production processes to produce our steel and aluminum wheels. Although raw steel is generally available from a number of sources, we have obtained favorable sourcing by negotiating and entering into high-volume contracts with terms of usually no longer than 1 year. We obtain raw steel and aluminum from various suppliers. We may not be successful in renewing our supply contracts on favorable terms or at all. A substantial interruption in the supply of raw steel or aluminum or inability to obtain a supply of raw steel or aluminum on commercially desirable terms could have a material adverse effect on our business, results of operations or financial condition. We are not always able, and may not be able in the future, to pass on increases in the price of raw steel or aluminum to our customers on a timely basis or at all. In particular, when raw material prices increase rapidly or to significantly higher than normal levels, we may not be able to pass price increases through to our customers on a timely basis, if at all, which could adversely affect our operating margins and cash flow. Any fluctuations in the price or availability of raw steel or aluminum may have a material adverse effect on our business, results of operations or financial condition.

Steel scrap and pig iron are also major raw materials used in our business to produce our wheel-end and industrial components. Steel scrap is derived from, among other sources, junked automobiles, industrial scrap, railroad cars, agricultural and heavy machinery, and demolition steel scrap from obsolete structures, containers and machines. Pig iron is a low-grade cast iron that is a product of smelting iron ore with coke and limestone in a blast furnace. The availability and price of steel scrap and pig iron are subject to market forces largely beyond our control, including North American and international demand for steel scrap and pig iron, freight costs, speculation and foreign exchange rates. Steel scrap and pig iron availability and price may also be subject to governmental regulation. We are not always able, and may not be able in the future, to pass on increases in the price of steel scrap and pig iron to our customers. In particular, when raw material prices increase rapidly or to significantly higher than normal levels, we may not be able to pass price increases through to our customers on a timely basis, if at all, which could have a material adverse effect on our operating margins and cash flow. Any fluctuations in the price or availability of steel scrap or pig iron may have a material adverse effect on our business, results of operations or financial condition. See "Item 1—Business—Raw Materials and Suppliers".

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

The markets in which we operate are highly competitive. We compete with a number of other manufacturers and distributors that produce and sell similar products. Our products primarily compete on the basis of price, manufacturing and distribution capability, product design, product quality, product delivery and product service. Some of our competitors are companies, or divisions, units or subsidiaries of companies that are larger and have greater financial and other resources than we do. For these reasons, our products may not be able to compete successfully with the products of our competitors. In addition, our competitors may foresee the course of market development more accurately than we do, develop products that are superior to our products, or have the ability to produce similar products at a lower cost than we can, or adapt more quickly than we do to new technologies or evolving regulatory, industry, or customer requirements. As a result, our products may not be able to compete successfully with their products. In addition, OEMs may expand their internal production of components, shift sourcing to other suppliers, or take other actions that could reduce the market for our products and have a negative impact on our business. We may encounter increased competition in the future from existing competitors or new competitors. We expect these competitive pressures in our markets to remain strong. See "Item 1—Business—Competition".

In addition, competition from foreign truck components suppliers, especially in the aftermarket, may lead to an increase in truck components imported into North America, adversely affecting our market share and negatively affecting our ability to compete. Foreign truck components suppliers, including those in China, may in the future increase their current share of the markets for truck components in which we compete. Some of these foreign suppliers may be owned, controlled or subsidized by their governments, and their decisions with respect to production, sales and exports may be influenced more by political and economic policy considerations than by prevailing market conditions. In addition, foreign truck components suppliers may be subject to less restrictive regulatory and environmental regimes that could provide them with a cost advantage relative to North American suppliers. Therefore, there is a risk that some foreign suppliers, including those in China, may increase their sales of truck components in North American markets despite decreasing profit margins or losses.  Brillion is also influenced unfavorably by the import of iron castings from China and India, which is a growing threat.

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

We review goodwill and our indefinite lived intangible assets (trade names) for impairment annually or more frequently if impairment indicators exist. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in our expected future cash flows, a sustained, significant decline in our stock price and market capitalization, a significant adverse change in industry or economic trends, unanticipated competition, slower growth rates, and significant changes in the manner of the use of our assets or the strategy for our overall business. Such adverse trends could include a swift and significant cyclical downturn in the North American commercial vehicle industry or shirt in purchasing strategies toward products imported from low cost countries.  Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact on our consolidated financial statements. For example, due to business developments during 2012, including the loss of standard position for some of its products at two OEM customers, our

Gunite reporting unit recorded goodwill, intangibles, and property, plant and equipment impairments of $62.8 million, $36.8 million and $34.1 million, respectively, for the year ended December 31, 2012.  In the most recent rest for impairment, our analysis concluded that the Wheels reporting unit had 7 percent of value in excess of its carrying value.  Considering the cyclical nature of the North American commercial vehicle industry and other end-markets along with the other economic trends mentioned previously, we will continue to closely monitor the performance of the Wheels and Brillion reporting segments for any indication of potential impairment triggering events.  If we determine in the future that there are other potential impairments in any of our reporting units, we may be required to record additional charges to earnings that could have a material adverse effect on our business, results of operations, or financial condition.

We are subject to risks associated with our international operations.

We sell products in international locations and operate plants in Canada and Mexico. In addition, it is part of our strategy to continue to expand internationally. Our current and future international sales and operations are subject to risks and uncertainties, including:

●	possible government legislation;

●	difficulties and costs associated with complying with a wide variety of complex and changing laws, treaties and regulations;

●	unexpected changes in regulatory environments;

●	limitations on our ability to enforce legal rights and remedies;

●	economic and political conditions, war and civil disturbance;

●	tax rate changes;

●	tax inefficiencies and currency exchange controls that may adversely impact our ability to repatriate cash from non-United States subsidiaries;

●	the imposition of tariffs or other import or export restrictions;

●	costs and availability of shipping and transportation;

●	increased competition from global competitors; and

●	nationalization of properties by foreign governments.

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

In addition, we operate in parts of the world that have experienced governmental corruption, and we could be adversely affected by violations of the Foreign Corrupt Practices Act ("FCPA") and similar worldwide anti-bribery laws. The FCPA and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. If we were found to be liable for FCPA violations, we could be liable for criminal or civil penalties or other sanctions, which could have a material adverse impact on our business, financial condition and results of operations.

We face exposure to foreign business and operational risks including foreign exchange rate fluctuations and if we were to experience a substantial fluctuation, our profitability may change.

In the normal course of doing business, we are exposed to risks associated with changes in foreign exchange rates, particularly with respect to the Canadian Dollar and Mexican Peso. From time to time, we use forward foreign exchange contracts, and/or other derivative instruments, to help offset the impact of the variability in exchange rates on our operations, cash flows, assets and liabilities. At December 31, 2014, however, we had $$7.0 million in open foreign exchange forward contracts. Factors that could further impact the risks associated with changes in foreign exchange rates include the accuracy of our sales estimates, volatility of currency markets and the cost and availability of derivative instruments. See "Item 7A— Quantitative and Qualitative Disclosure about Market Risk —Foreign Currency Risk". In addition, changes in the laws or governmental policies in the countries in which we operate could have a material adverse effect on our business, results of operations, or financial condition.

We may not be able to continue to meet our customers' demands for our products and services.

In order to remain competitive, we must continue to meet our customers' demand for our products and services. However, we may not be successful in doing so. If our customers' demand for our products and/or services exceeds our ability to meet that demand, we may be unable to continue to provide our customers with the products and/or services they require to meet their business needs. Factors that could result in our inability to meet customer demands include an unforeseen spike in demand for our products and/or services, a failure by one or more of our suppliers to supply us with the raw materials and other resources that we need to operate our business effectively or poor management of our Company or one or more divisions or units of our Company, among other factors. Our ability to provide our customers with products and services in a reliable and timely manner, in the quantity and quality desired and with a high level of customer service, may be severely diminished as a result. If this happens, we may lose some or all of our customers to one or more of our competitors, which could have a material adverse effect on our business, results of operations, or financial condition.

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

We rely on information technology systems across our operations, including for management, supply chain and financial information and various other processes and transactions. In addition, we are in the process of a corporate-wide migration to a new enterprise resource planning ("ERP") software system.  Our ability to effectively manage our business depends on the security, reliability and capacity of these systems. Information technology system failures, network disruptions or breaches of security could disrupt our operations, causing delays or cancellation of customer orders or impeding the manufacture or shipment of products, processing of transactions or reporting of financial results. An attack or other problem with our systems could also result in the disclosure of proprietary information about our business or confidential information concerning our customers or employees, which could result in significant damage to our business and our reputation.

In addition, we could be required to expend significant additional amounts to respond to information technology issues or to protect against threatened or actual security breaches. We may not be able to implement measures that will protect against all of the significant risks to our information technology systems.

We may be subject to product liability claims, recalls or warranty claims, which could be expensive, damage our reputation and result in a diversion of management resources.

As a supplier of products to commercial vehicle OEMs, we face an inherent business risk of exposure to product liability claims in the event that our products, or the equipment into which our products are incorporated, malfunction and result in property damage, personal injury or death. Product liability claims could result in significant losses as a result of expenses incurred in defending claims or the award of damages. While we do maintain product liability insurance, we cannot assure you that it will be sufficient to cover all product liability claims, that such claims will not exceed our insurance coverage limits or that such insurance will continue to be available on commercially reasonable terms, if at all. Any product liability claim brought against us could have a material adverse effect on our results of operations.
In addition, we may be required to participate in evaluations, investigations, or recalls involving products sold by us if any are alleged to be or prove to be defective or noncompliant with applicable federal motor vehicle safety standards.  Further, we may voluntarily initiate a recall or make payments related to such claims as a result of various industry or business practices or the need to maintain good customer relationships. For example, in January 2015, the National Highway Traffic Safety Administration ("NHTSA") initiated a preliminary evaluation of certain steel wheels alleged to have cracks resulting in a loss of tire air pressure. Although we believe that NHTSA should close the preliminary evaluation without a finding of defect and do not expect that this matter will have a material adverse effect on our business, results of operations or financial conditions, we cannot assure you that this or any other future investigation will not have such an effect.  Any evaluation, investigation or recall could involve significant expense and diversion of management attention and other resources, and could adversely affect our brand image as well as our business, results of operations or financial conditions.

Work stoppages or other labor issues at our facilities or at our customers' facilities could have a material adverse effect on our operations.

As of December 31, 2014, unions represented approximately 67 percent of our workforce. As a result, we are subject to the risk of work stoppages and other labor relations matters. Any prolonged strike or other work stoppage at any one of our principal unionized facilities could have a material adverse effect on our business, results of operations or financial condition. We have collective bargaining agreements with different unions at various facilities. These collective bargaining agreements expire at various times over the next few years, with the exception of our union contract at our Monterrey, Mexico facility, which expires on an annual basis. The 2015 negotiations in Monterrey were successfully completed prior to the expiration of our union contract. In 2012, we extended the labor contracts at our London, Ontario facility through March 2018.  Also, in 2013 we successfully negotiated our collective bargaining agreement at our Brillion, Wisconsin facility, extending that agreement through June, 2018.  In 2014, we successfully negotiated our collective bargaining agreements at Erie, Pennsylvania and Rockford, Illinois facilities, extending those agreements through September 3, 2018 and March 25, 2019, respectively. We do not anticipate any work stoppages or labor issues during 2015; however, we cannot assure you that a significant labor issue will not arise.

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

As of December 31, 2014, we had an environmental reserve of approximately $1.5 million, related primarily to our foundry operations. This reserve is based on management's review of potential liabilities as well as cost estimates related thereto. Any expenditures required for us to comply with applicable environmental laws and/or pay for any remediation efforts will not be reduced or otherwise affected by the existence of the environmental reserve. Our environmental reserve may not be adequate to cover our future costs related to the sites associated with the environmental reserve, and any additional costs may have a material adverse effect on our business, results of operations or financial condition. The discovery of additional environmental issues, the modification of existing laws or regulations or the promulgation of new ones, more vigorous enforcement by regulators, the imposition of joint and several liability under CERCLA or analogous state laws, or other unanticipated events could also result in a material adverse effect.

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

Many scientists, legislators and others attribute climate change to increased emissions of greenhouse gases ("GHGs"), which has led to significant legislative and regulatory efforts to limit GHGs. In the recent past, Congress has considered legislation that would have reduced GHG emissions through a cap-and-trade system of allowances and credits, under which emitters would be required to buy allowances to offset emissions. In addition, in late 2009, the EPA promulgated a rule requiring certain emitters of GHGs to monitor and report data with respect to their GHG emissions and, in May 2010, finalized its "tailoring" rule for determining which stationary sources are required to obtain permits, or implement best available control technology, on account of their GHG emission levels. The EPA is also expected to adopt additional rules in the future that will require permitting for ever-broader classes of GHG emission sources. Moreover, several states, including states in which we have facilities, are considering or have begun to implement various GHG registration and reduction programs. Certain of our facilities use significant amounts of energy and may emit amounts of GHGs above certain existing and/or proposed regulatory thresholds. GHG laws and regulations could increase the price of the energy we purchase, require us to purchase allowances to offset our own emissions, require us to monitor and report our GHG emissions or require us to install new emission controls at our facilities, any one of which could significantly increase our costs or otherwise negatively affect our business, results of operations or financial condition. In addition, future efforts to curb transportation-related GHGs could result in a lower demand for our products, which could negatively affect our business, results of operation or financial condition. While future GHG regulation appears likely, it is difficult to predict how these regulations will affect our business, results of operations or financial condition.

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

Anti-takeover provisions could discourage or prevent potential acquisition proposals and a change of control, and thereby adversely impact the performance of our common stock.

Certain anti-takeover provisions that are contained in our governing documents, including our advance notice bylaw and the fact that our stockholders may not call special meetings or take action by written consent, could deter a change of control and negatively affect the price of our common stock.

Additionally, if a person or entity is able to acquire a substantial amount of our common stock, a change of control could be triggered under Delaware General Corporation Law, our Asset Based Loan ("ABL") credit facility or the indenture governing our senior notes. If a change of control under our ABL credit facility were to occur, we would need to obtain a waiver from our lenders or amend the facility. If a change of control under the indenture were to occur, we could be required to repurchase our senior notes at the option of the holders. If we are unable to obtain a waiver/amendment or repurchase the notes, as applicable, or otherwise refinance these debts, the lenders or noteholders, as applicable, could potentially accelerate these debts, and our liquidity and capital resources could be significantly limited and our business operations could be materially and adversely affected.

If we fail to retain our executive officers, our business could be harmed.

Our success largely depends on the efforts and abilities of our executive officers. Their skills, experience and industry contacts significantly contribute to the success of our business and our results of operations. The loss of any one of them could be detrimental to our business, results of operations or financial condition. All of our executive officers are at will, but, as noted below, many of them have a severance agreement. In addition, our future success and profitability will also depend, in part, upon our continuing ability to attract and retain highly qualified personnel throughout our Company.

We have entered into typical severance arrangements with certain of our senior management employees, which may result in certain costs associated with strategic alternatives.

Severance and retention agreements with certain senior management employees provide that the participating executive is entitled to a regular severance payment if we terminate the participating executive's employment without "cause" or if the participating executive terminates his or her employment with us for "good reason" (as these terms are defined in the agreement) at any time other than during a "Protection Period." The regular severance benefit is equal to the participating executive's base salary for one year. See "Item 10—Directors, Executive Officers, and Corporate Governance." A Protection Period begins on the date on which a "change in control" (as defined in the agreement) occurs and ends 18 months after a "change in control".

The change in control severance benefit is payable to an executive if his or her employment is terminated during the Protection Period either by the participating executive for "good reason" or by us without "cause." The change in control severance benefits for Tier II executives (Messrs. Dauch, Adams, Hazlett, Martin, Risch, and Ms. Blair) consist of a payment equal to 200% of the executive's salary plus 200% of the greater of (i) the annualized incentive compensation to which the executive would be entitled as of the date on which the change of control occurs or (ii) the average incentive compensation award over the three years prior to termination. The change in control severance benefits for Tier III executives (other key executives) consist of a payment equal to 100% of the executive's salary and 100% of the greater of (i) the annualized incentive compensation to which the executive would be entitled as of the date on which the change of control occurs or (ii) the average incentive compensation award over the three years prior to termination. If the participating executive's termination occurs during the Protection Period, the severance and retention agreement also provides for the continuance of certain other benefits, including reimbursement for forfeitures under qualified plans and continued health, disability, accident and dental insurance coverage for the lesser of 18 months (or 12 months in the case of Tier III executives) from the date of termination or the date on which the executive receives such benefits from a subsequent employer. We no longer use the form of Tier I severance and retention agreements.

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

In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, a corporation that undergoes an "ownership change" is subject to limitations on its ability to utilize its pre-change net operating losses ("NOLs"), to offset future taxable income. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Internal Revenue Code. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheet, even if we return to profitability.

Risks Related to Our Indebtedness

Our leverage and debt service obligations could have a material adverse effect on our financial condition or our ability to fulfill our obligations and make it more difficult for us to fund our operations.

As of December 31, 2014, our total gross indebtedness was $327.0 million. Our indebtedness and debt service obligations could have important negative consequences to us, including:

•	Difficulty satisfying our obligations with respect to our indebtedness;
•	Difficulty obtaining financing in the future for working capital, capital expenditures, acquisitions or other purposes;
•	Increased vulnerability to general economic downturns and adverse industry conditions;
•	Limited flexibility in planning for, or reacting to, changes in our business and in our industry in general; and
•	Placing us at a competitive disadvantage compared to our competitors that have less debt.

Despite our leverage, we and our subsidiaries will be able to incur more indebtedness. This could further exacerbate the risk described immediately above, including our ability to service our indebtedness.

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

The table below sets forth certain information regarding the material owned and leased properties of Accuride as of December 31, 2014. We believe these properties are suitable and adequate for our business.

Facility Overview

Location	Business function	Brands Manufactured	Owned/ Leased	Size (sq. feet)
Evansville, IN	Corporate Headquarters	Corporate	Leased	37,229
London, Ontario, Canada	Heavy- and Medium-duty Steel Wheels, Light Truck Steel Wheels	Accuride	Owned	536,259
Henderson, KY	Heavy- and Medium-duty Steel Wheels, R&D	Accuride	Owned	364,365
Monterrey, Mexico	Heavy- and Medium-duty Steel and Aluminum Wheels, Light Truck Wheels	Accuride	Owned	262,000
Camden, SC	Forging and Machining-Aluminum Wheels	Accuride	Owned	80,000
Erie, PA	Forging and Machining-Aluminum Wheels	Accuride	Leased	421,229
Springfield, OH	Assembly Line and Sequencing	Accuride	Owned	136,036
Whitestown, IN	Subleased to unrelated third party	None	Leased	364,000
Batavia, IL	Warehouse	None	Leased	170,462
Rockford, IL	Wheel-end Foundry and Machining, Administrative Office	Gunite	Owned	619,000
Brillion, WI	Molding, Finishing, Administrative Office	Brillion	Owned	593,200
Portland, TN	Idle	None	Owned	86,000

Our Erie, Pennsylvania property may be purchased for a nominal sum, subject to refinancing of $1.7 million from the local government economic development organization.  There are no plans to purchase this property.

Our former Whitestown, Indiana distribution operations were moved to Batavia, Illinois in the second half 2013 and this facility is currently subleased to an unrelated third party.  Our Portland, Tennessee facility operations were ceased by Imperial Group on August 1, 2013 upon the sale of our Imperial business to a third party, and the facility was leased by the purchaser through October 2014. The future function of this facility is currently being evaluated. (See Note 2  to the "Notes to Consolidated Financial Statements" included herein for further explanation)

Item 3.	Legal Proceedings

Neither Accuride nor any of our subsidiaries is a party to any legal proceeding which, in the opinion of management, would have a material adverse effect on our business or financial condition. However, we from time-to-time are involved in ordinary routine litigation incidental to our business, including actions related to product liability, contractual liability, intellectual property, workplace safety and environmental claims. We establish reserves for matters in which losses are probable and can be reasonably estimated. While we believe that we have established adequate accruals for our expected future liability with respect to our pending legal actions and proceedings, our liability with respect to any such action or proceeding may exceed our established accruals. Further, litigation that may arise in the future may have a material effect on our financial condition.

Item 4.	Mine Safety Disclosures

None.

PART II

Item 5.                          Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

As of February 27, 2015, there were approximately 11 holders of record of our Common Stock, although there are substantially more beneficial owners.

The following table sets forth the high and low sale prices of our Common Stock, which is listed on the New York Stock Exchange, during 2013 and 2014.

	High	Low
Fiscal Year Ended December 31, 2013
First Quarter	$5.74	$3.12
Second Quarter	$5.83	$4.26
Third Quarter	$6.88	$4.80
Fourth Quarter	$5.33	$3.10
Fiscal Year Ended December 31, 2014
First Quarter	$5.05	$3.44
Second Quarter	$5.10	$4.28
Third Quarter	$5.75	$3.75
Fourth Quarter	$5.91	$3.54

On February 25, 2015, the closing price of our Common Stock was $5.30.

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

2010 RESTRICTED STOCK UNIT AWARDS

In May 2010, we entered into individual restricted stock unit agreements with certain employees of the Company and its subsidiaries that provided for the issuance of up to 178,268 shares of Common Stock. The RSUs entitled the recipients to receive a corresponding number of shares of the Company's Common Stock on the date the RSU vests. The RSUs were not granted under the terms of any plan and are evidenced by the previously filed form Restricted Stock Unit Agreement. The RSUs vested one-third annually over three years subject to the employee's continued employment with the Company. The final tranche of these RSU awards vested in May 2013.

In August 2010, we entered into individual restricted stock unit agreements with members of our Board of Directors that provided for the issuance of up to 55,790 shares of Common Stock. The RSUs entitled the recipients to receive a corresponding number of shares of the Company's Common Stock on the date the RSU vests. The RSUs were not granted under the terms of any plan and are evidenced by the previously filed form Restricted Stock Unit Agreement. The final tranche of these RSU awards vested in March 2014.

STOCK INCENTIVE

In August 2010, we adopted the Accuride Corporation 2010 Incentive Award Plan (the "2010 Incentive Plan") and reserved 1,260,000 shares of Common Stock for issuance under the plan, plus such additional shares of Common Stock that the plan administrator deemed necessary to prevent unnecessary dilution upon issuance of shares pursuant to terms of our then outstanding convertible notes, up to a maximum number shares of Common Stock such that the total number of shares available for issuance under the 2010 Incentive Plan would not exceed ten percent (10%) of the fully diluted shares outstanding from time to time calculated by adding the total shares issued and outstanding at any given time plus the number of shares issued upon conversion of any of the convertible notes at the time of such conversion. During 2010, we effectively converted all outstanding convertible notes to equity, and we subsequently amended the 2010 Incentive Plan to reserve 3,500,000 shares of Common Stock for issuance under the 2010 Incentive Plan.

On March 13, 2014, our Board of Directors adopted, subject to shareholder approval, the Second Amended and Restated 2010 Incentive Award Plan, which increased the number of shares of our common stock available for grants under the plan by

1,700,000 shares, extended the term of the plan until 2024, and made certain other adjustments. Our shareholders approved the Second Amended and Restated 2010 Incentive Award Plan at our Annual Meeting in April 2014, which resulted in a total of 5,200,000 shares of Common Stock being reserved for issuance under the plan.

On April 28, 2011, the Board of Directors of the Company approved restricted stock unit grants to management which will vest annually over a four year period, with 20 percent vesting on each of May 18, 2012, May 18, 2013, and May 18, 2014, and the final 40 percent vesting on May 18, 2015. The RSUs will fully vest upon a change in control of the Company, as defined in the Restricted Stock Unit Agreement.

On February 28, 2012, the Compensation Committee of the Board of Directors approved restricted stock unit and non-qualified stock option grants to certain employees of the Company that were effective as of March 5, 2012. The restricted stock unit awards will vest annually over a four year period, with 20 percent vesting on each of March 5, 2013, March 5, 2014, and March 5, 2015, and the final 40 percent vesting on March 5, 2016. The stock option awards will vest ratably over three years. Both the restricted stock unit and option awards include double trigger change in control vesting provisions, as described in the award agreements.

On March 21, 2013, the Compensation Committee of the Board of Directors approved equity grants to certain employees of the Company. Each grant was split evenly into service-based and performance based-awards.  The service-based restricted stock unit awards will vest annually over a four year period, with 20 percent vesting on each of March 5, 2014, March 5, 2015, and March 5, 2016, and the final 40 percent vesting on March 5, 2017. The performance-based awards will vest upon meeting the threshold criteria for the performance period, which is January 1, 2013 through December 31, 2015.  The restricted stock unit awards include double trigger change in control vesting provisions, as described in the award agreements.

On February 26, 2014, the Compensation Committee of the Board of Directors approved equity grants to certain employees of the Company. Each grant was split evenly into service-based and performance-based awards. The service-based restricted stock unit awards will vest annually over a four year period, with 20 percent vesting on each of March 5, 2015, March 5, 2016, and March 5, 2017, and the final 40 percent vesting on March 5, 2018. The performance-based awards will vest upon meeting the threshold criteria for the performance period, which is January 1, 2014 through December 31, 2016. The restricted stock unit awards include double trigger change in control vesting provisions, as described in the award agreements.

The following table gives information about equity awards as of December 31, 2014:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,006,721	$5.63	2,791,167

PERFORMANCE GRAPH

The following graph shows the total stockholder return of an investment of $100 in cash on March 3, 2010, the date public trading commenced in our postpetition Common Stock, to December 31, 2014 for (i) our postpetition Common Stock, (ii) the S&P 500 Index, and (iii) a peer group of companies we refer to as "Commercial Vehicle Suppliers." Five year historical data is not presented as a result of the bankruptcy and since the financial results of the Successor Company are not comparable with the results of the Predecessor Company. We believe that a peer group of representative independent commercial vehicle suppliers is appropriate for comparing shareowner return. The Commercial Vehicle Suppliers group consists of Meritor, Inc., Commercial Vehicle Group, Inc., Cummins, Inc., Eaton Corporation, and Stoneridge, Inc. All values assume reinvestment of the full amount of all dividends and are calculated through December 31, 2014.

	March 3, 2010	December 31, 2010	December 31, 2011	December 31, 2012	December 31, 2013	December 31, 2014
Accuride Corporation	$100.0	$117.6	$52.7	$23.8	$27.6	$32.1
S&P 500 Index	$100.0	$112.4	$112.4	$127.5	$165.2	$184.0
Commercial Vehicle Suppliers	$100.0	$173.8	$136.3	$169.9	$224.4	$228.1

RECENT SALES OF UNREGISTERED SECURITIES

None.

ISSUER PURCHASES OF EQUITY SECURITIES

None.

Item 6.                          Selected Consolidated Financial Data

The following financial data is an integral part of, and should be read in conjunction with the "Consolidated Financial Statements" and notes thereto. Information concerning significant trends in the financial condition and results of operations is contained in "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations."   Certain operating results from prior periods, including the predecessor periods, have been reclassified to discontinued operations to reflect the sale of certain businesses.

Selected Historical Operations Data (In thousands, except per share data)

	Successor Year Ended December 31,
(In thousands except per share data)	2014	2013	2012	2011	Successor Period from February 26 through December 31, 2010	Predecessor Period from January 1 through February 26, 2010
Operating Data:
Net sales	$705,178	$642,883	$794,634	$804,537	$513,581	$79,633
Gross profit (a)	73,478	43,956	51,001	77,610	40,957	3,048
Operating expenses(b)	40,840	45,188	56,499	56,883	54,135	6,278
Goodwill and other intangible asset impairment expenses(c)	—	—	99,606	—	—	—
Property, Plant and Equipment Impairment Expense	—	—	34,126	—	—	—
Income (loss) from continuing operations	32,638	(1,232)	(139,230)	20,727	(13,178)	(3,230)
Operating income (loss) margin(d)	4.6%	0.2%	(17.5)%	2.6%	(2.6)%	(4.1)%
Interest expense, net	(33,713)	(35,027)	(34,938)	(34,097)	(33,450)	(7,496)
Other income (expense), net(e)	(3,506)	(320)	(864)	3,627	2,575	566
Inducement expense	—	—	—	—	(166,691)	—
Non-cash gains on mark-to-market valuation of convertible debt	—	—	—	—	75,574	—
Reorganization items (f)	—	—	—	—	—	59,311
Income tax (expense) benefit	2,527	10,244	1,657	(7,761)	2,207	1,931
Discontinued operations, net of tax	(253)	(11,978)	(4,632)	473	6,431	(280)
Net income (loss)	(2,307)	(38,313)	(178,007)	(17,031)	(126,532)	50,802

Other Data (2):
Net cash provided by (used in):
Operating activities	$32,515	$(1,926)	$28,728	$(1,537)	$10,410	$(20,773)
Investing activities	(25,011)	8,089	(58,194)	(40,014)	6,085	(2,012)
Financing activities	(11,157)	512	(698)	20,000	(18,376)	46,611
Adjusted EBITDA(g)	77,994	46,037	62,788	86,085	61,555	4,683
Depreciation, amortization, and impairment(h)	41,873	44,329	192,847	51,278	43,759	7,532
Capital expenditures	25,645	38,855	59,194	58,371	16,328	1,457
Ratio: Earnings to Fixed Charges(i)	0.9	(0.4)	(4.01)	0.71	(3.04)	7.56
Deficiency(i)	—	36,579	175,032	9,743	135,170	—

Balance Sheet Data (end of period):
Cash and cash equivalents	$29,773	$33,426	26,751	$56,915	$78,466	$80,347
Working capital(j)	23,036	25,843	29,202	54,745	37,518	40,245
Total assets	598,422	611,777	677,816	868,862	874,050	905,246
Total debt	323,234	330,183	324,133	323,082	302,031	604,113
Stockholders' equity	30,803	61,884	64,873	257,383	298,099	39,034

Earnings (Loss) Per Share Data:(k)
Basic/Diluted – Continuing operations	$(0.04)	$(0.56)	$(3.66)	$(0.37)	$(8.48)	$1.06
Basic/Diluted – Discontinued operations	(0.01)	(0.25)	(0.10)	0.01	0.41	0.01
Basic/Diluted – Total	$(0.05)	$(0.81)	$(3.76)	$(0.36)	$(8.07)	$1.07
Weighted average common shares outstanding:
Basic	47,708	47,548	47,378	47,277	15,670	47,572
Diluted	47,708	47,548	47,378	47,277	15,670	47,572

(a)	Gross profit for 2010 for the Successor Company was impacted by $3.0 million for fresh-start inventory valuation adjustments. Gross profit for 2011 was impacted by $2.0 million of costs related to the consolidation of our Imperial Portland, TN location. Gross profit in 2012 was impacted by $3.0 million of costs related to the facilities consolidation of our Gunite operations, $4.7 million accelerated depreciation for idle equipment at our Wheels reporting segment, and $3.2 million of accelerated depreciation for obsolete equipment at our Brillion reporting segment. Gross profit in 2013 was impacted by $0.9 million in loss on the Camden sale/leaseback transaction.

(b)	Includes $2.5 million, $2.4 million, $3.1 million, $2.4 million, and $1.1 million of stock-based compensation expense during the years ended December 31, 2014, 2013, 2012, 2011, and 2010, respectively. The stock-based compensation expense in 2010 was fully recognized by the Successor Company. Operating expenses for the Successor Company during 2010 reflect $14.9 million of charges and fees related to bankruptcy, relisting and our senior secured notes offering.

(c)	In 2012, an impairment of goodwill and other intangible assets and property plant and equipment of $99.7 million and $34.1 million, respectively, was related to our Gunite business unit.

(d)	Represents income (loss) from continuing operations as a percentage of sales.

(e)	Consists primarily of realized and unrealized gains and losses related to the changes in foreign currency exchange rates. During 2010, the Successor Company recognized a gain of $2.6 million related to the valuation of then outstanding Common Stock warrants. In 2011, a gain of $4.0 million was recognized related to the valuation of then outstanding Common Stock warrants. The Common Stock warrants expired on February 26, 2012 unexercised.

(f)	Applicable standards require the recognition of certain transactions directly related to the reorganization as reorganization expense in the statements of operations and comprehensive income (loss). In 2010, the Predecessor Company recognized the following reorganization income (expense) in our financial statements:

(In thousands)	Period from January 1 to February 26, 2010

Debt discharge – Senior subordinate notes and interest	$252,798
Market valuation of $140 million convertible notes	(155,094)
Professional fees	(25,030)
Market valuation of warrants issued	(6,618)
Deferred financing fees	(3,847)
Term loan facility discount	(2,974)
Other	76
Total	$59,311

(g)	We define Adjusted EBITDA as our income or loss before income tax expense or benefit, interest expense, net, depreciation and amortization, restructuring, severance, and other charges, impairment, and currency losses, net. Adjusted EBITDA has been included because we believe that it is useful for us and our investors as a measure of our performance and our ability to provide cash flows to meet debt service. Adjusted EBITDA should not be considered an alternative to net income (loss) or other traditional indicators of operating performance and cash flows determined in accordance with accounting principles generally accepted in the United States of America ("GAAP"). We present the table of Adjusted EBITDA because covenants in certain of the agreements governing our material indebtedness contain ratios based on this measure that require evaluation on a quarterly basis. Due to the amount of our excess availability (as calculated under the ABL facility), the Company is not currently in a compliance period. Adjusted EBITDA is not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculations. Our reconciliation of net income (loss) to Adjusted EBITDA is as follows:

	Successor Year Ended December 31,
(In thousands)	2014	2013	2012	2011	Successor Period from February 26 through December 31, 2010	Predecessor Period from January 1 through February 26, 2010
Net income (loss)	$(2,307)	$(38,313)	$(178,007)	$(17,031)	$(126,532)	$50,802
Income tax expense (benefit)	(2,527)	(10,244)	(1,657)	7,408	1,591	(1,534)
Interest expense, net	33,713	35,027	34,938	34,097	33,450	7,496
Depreciation and amortization	41,873	44,329	59,115	51,278	43,759	7,532
Goodwill & other intangible asset impairment	—	—	99,606	—	—	—
Property, plant, and equipment impairment	—	—	34,126	—	—	—
Restructuring, severance and other charges1	1,069	11,550	10,113	4,806	19,091	(59,092)
Other items related to our credit agreement2	6,173	3,688	4,554	5,527	90,196	(521)
Adjusted EBITDA	$77,994	$46,037	$62,788	$86,085	$61,555	$4,683

1.	Restructuring, severance and other charges are as follows:

	Successor Year Ended December 31,
(In thousands)	2014	2013	2012	2011	Successor Period from February 26 through December 31, 2010	Predecessor Period from January 1 through February 26, 2010
Restructuring, severance, and curtailment charges	$1,069	$1,235	$5,071	$2,216	$338	$219
(Gain) Loss on sale of assets (i)	—	9,985	—	—	—	—
Other items (ii)	—	330	5,042	2,590	18,753	(59,311)
Total	$1,069	$11,550	$10,113	$4,806	$19,091	$(59,092)

i.	In 2013, we recognized a loss on the sale of assets at our Imperial segment of $11.8 million and a gain of $2.0 million from the receipt of earn-out in connection with the sale of our Fabco subsidiary.

ii.	Other items in 2013 included $0.3 million of fees related to divestiture and acquisition. Other items in 2012 included $4.5 million of fees related to divestiture and acquisition and $0.3 million of fees related to the Company's anti-dumping petition before the U.S. International Trade Commission. Other items in 2011 included $1.3 million of fees related to divestitures and acquisitions. Other items in 2010 for the Successor Company included $15.7 million of fees related to bankruptcy, relisting, activities related to divestitures and our senior secured notes offering and $3.0 million for fresh-start inventory valuation adjustments.

2.	Items related to our credit agreement refer to other amounts utilized in the calculation of financial covenants in Accuride's senior debt facility. Items related to our credit agreement that are included in this summary are primarily currency gains or losses and non-cash related charges for share-based compensation.

	Successor Year Ended December 31,
(In thousands)	2014	2013	2012	2011	Successor Period from February 26 through December 31, 2010	Predecessor Period from January 1 through February 26, 2010
Currency gains and losses	$3,717	$418	$1,435	$3,130	$(2,022)	$(521)
Non-cash mark-to-market valuation (gains) and losses on convertible debt	—	—	—	—	(75,574)	—
Loss on operating lease	—	859	—	—	—	—
Inducement expense	—	—	—	—	166,691	—
Non-cash share-based compensation	2,456	2,441	3,119	2,397	1,101	—
Total	$6,173	$3,688	$4,554	$5,527	$90,196	$(521)

(h)	During 2012 we recognized impairment losses of $133.7 million.
(i)	The ratio of earnings to fixed charges and deficiency, as defined by SEC rules, is calculated as follows:

	Successor Year Ended December 31,
(In thousands except ratio data)	2014	2013	2012	2011	Successor Period from February 26 through December 31, 2010	Predecessor Period from January 1 through February 26, 2010
Net income (loss)	$(2,307)	$(38,313)	$(178,007)	$(17,031)	$(126,532)	$50,802
Less:
Discontinued operations, net of tax	(253)	(11,978)	(4,632)	473	6,431	(280)
Income tax (expense) benefit	2,527	10,244	1,657	(7,761)	2,207	1,931
Income (loss) before income taxes from continuing operations	(4,581)	(36,579)	(175,032)	(9,743)	(135,170)	49,151
"Fixed Charges" (interest expense, net)	33,713	35,027	34,938	34,097	33,450	7,496
"Earnings"	$29,132	$(1,552)	$(140,094)	$24,354	$(101,720)	$56,647

Ratio: Earnings to Fixed Charges	0.86	(0.04)	(4.01)	0.71	(3.04)	7.56
Deficiency	$—	$36,579	$175,032	$9,743	$135,170	$—

(j)            Working capital represents current assets less cash and current liabilities, excluding debt.

(k)            Basic and diluted earnings per share data are calculated by dividing net income (loss) by the weighted average basic and diluted shares outstanding.

Item 7.                          Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") describes matters we consider important to understanding the results of our operations for each of the three years in the period ended December 31, 2014, and our capital resources and liquidity as of December 31, 2014 and 2013.

The following discussion should be read in conjunction with "Selected Consolidated Financial Data" and our "Consolidated Financial Statements" and the notes thereto, all included elsewhere in this report. The information set forth in this MD&A includes forward-looking statements that involve risks and uncertainties. Many factors could cause actual results to differ from those contained in the forward-looking statements including, but not limited to, those discussed in Item 7A. "Quantitative and Qualitative Disclosure about Market Risk," Item 1A. "Risk Factors" and elsewhere in this report.

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

Our diversified customer base includes substantially all of the leading commercial vehicle OEMs, such as Daimler Truck North America, LLC, with its Freightliner and Western Star brand trucks, PACCAR, Inc., with its Peterbilt and Kenworth brand trucks, Navistar, Inc., with its International brand trucks, and Volvo/Mack, with its Volvo and Mack brand trucks. Our primary commercial trailer customers include leading commercial trailer OEMs, such as Great Dane Limited Partnership, Wabash National, Inc., Utility Trailer Manufacturing Company, and Wabash National, Inc. Our largest product distribution customer is Advanced Wheel Sales, LLC.  Our major light truck customer is General Motors Corporation. Our product portfolio is supported by strong sales, marketing and design engineering capabilities and is manufactured in eight strategically located, technologically-advanced facilities across the United States, Mexico and Canada.

Key economic factors on our cost structure are raw material costs and production levels. Higher production levels enable us to spread costs that are more fixed in nature over a greater number of commercial vehicle products. We use the commercial vehicle production levels forecasted by industry experts to help us predict our production levels in our wheel and wheel-end businesses along with other assumptions for aftermarket demand. Raw material costs represent the most significant component of our product cost and are driven by a combination of purchase contracts and spot market purchases as discussed in Item 1. "Raw Materials and Suppliers" and elsewhere in this report.

Business Outlook

Recent global market and economic conditions have been challenging with slow economic growth in most major economies during 2014. These factors have led to continued softness in spending by businesses and consumers alike. Continued slow economic growth in the U.S. and international markets and economies coupled with relative flatness in business and consumer spending may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our customers.

The heavy- and medium-duty truck and commercial trailer markets, the related aftermarket, and the global industrial, construction, and mining, markets are the primary drivers of our sales. The commercial vehicle manufacturing and replacement part markets are, in turn, directly influenced by conditions in the North American truck industry and generally by conditions in other industries which indirectly impact the truck industry, such as the home-building industry, and by overall economic growth and consumer spending.  The global industrial, construction, and mining markets are driven by more macro- and global economic conditions, such as coal, oil and gas exploration, demand for mined products that are converted into industrial raw materials such as steel, iron and copper, and global construction trends.  Industry forecasts predict marginal growth in class 5-8 commercial vehicle builds in 2015 compared to 2014 as the industry began improving with customers focused on replacing older commercial vehicles during the second half of 2014.  With regards to trailer production, industry experts also expect year-over-year sales in 2015 to increase versus 2014.  With our core aftermarket business, industry experts predict year-over-year sales that show flat to marginal growth.  Our Brillion castings business, driven more by global industrial, construction, and mining markets expects moderate year-over-year growth.

The 2015 OEM production forecasts by ACT Publications for the significant commercial vehicle markets that we serve, as of February 10, 2015, are as follows:

North American Class 8	340,226
North American Classes 5-7	228,534
U.S. Trailers	303,300

Our markets and those of our customers are becoming increasingly competitive as the global and North American economic recoveries remain sluggish.  In the North American commercial vehicle market, OEMs are competing to maintain or increase market share in the face of evolving emissions regulations, increasing customer emphasis on light weight and fuel efficient platforms and an economic recovery that is holding new equipment purchases at or near replacement levels.  Shifts in the market share held by each of our OEM customers impact our business to varying degrees depending on whether our products are designated as standard or optional equipment on the various platforms at each OEM.  A number of platforms on which our products are standard equipment have lost market share, which has impacted our business.   Approximately 70 percent of our wheel business is tied to the OEM markets, the remaining 30 percent is tied to the aftermarket.  We are also continuing to see the impacts of low cost country sourced products in our markets, which has particularly impacted the aftermarket for steel wheels and brake drums.  Approximately 75 percent of our Gunite business is tied to the North American Aftermarket, with the remaining 25 percent tied to the North American Class 8 segment.  Further, broader economic weaknesses in industrial manufacturing impacted our Brillion business through reduced customer orders during the first half 2014.  We expect this weakness and lower demand in Brillion's end markets to subside with the slightly increased demand in 2015; however, recent substantial reductions in commodity prices could negatively impact this slight demand increase.

In response to these conditions, we are working to increase our market share and to control costs while positioning our businesses to compete at current demand levels and still maintain capacity to meet the recoveries in our markets as they occur, which history has shown can be swift and steep.  For example, we have implemented lean manufacturing practices across our facilities, which have resulted in reduced working capital levels that free up cash for other priorities.  We have also completed most of our previously disclosed capital investment projects that have selectively increased our manufacturing capacity on core products, reduced labor and manufacturing costs and improved product quality.  Additionally, we have introduced and will continue to develop and roll-out new products and technologies that we believe offer better value to customers.  Further, we have been pursuing new business opportunities at OEM customers and working to increase our market share at OEMs by developing our relationships with large fleets in order to "pull through" our products when they order new equipment.  We continue to monitor competition from products manufactured in low cost countries and will take steps to combat unfair trade practices, such as filing anti-dumping petitions with the United States government, as warranted.

The "Fix" portion of the Accuride "Fix and Grow" strategy is substantially complete, including the increases to our aluminum wheel capacity, and we stand ready to service the industry as it recovers.  The consolidation of machining assets from our Elkhart, Indiana and Brillion, Wisconsin facilities to our Gunite Rockford, Illinois facility has been completed.  Installation of new machining assets has also been completed at our Gunite Rockford, Illinois facility.  In combination with our lean manufacturing efforts, overall operational costs have been reduced so that Accuride has greater flexibility to adjust with fluctuations in customer volume in the future.  Note that we cannot accurately predict the commercial vehicle or broader economic cycle, and any deterioration of the current economic recovery may lead to further reduced spending and deterioration in the markets we serve.

On March 30, 2011, we, along with one other United States domestic commercial vehicle steel wheel supplier, filed antidumping and countervailing duty petitions with the United States International Trade Commission and the United States Department of Commerce alleging that manufacturers of certain steel wheels in China are dumping their products in the United States and that these manufacturers have been subsidized by their government in violation of United States trade laws.  In May 2011, the International Trade Commission issued a preliminary determination that there was a reasonable indication that the U.S. steel wheel industry is materially injured or threatened with material injury by reason of imports from China of certain steel wheels, and began the final phase of its investigation.  In August 2011, the U.S. Department of Commerce issued a preliminary determination of countervailing duties on steel wheels imported from China ranging from 26.2 percent to 46.6 percent ad valorem, and in October 2011, the U.S. Department of Commerce issued a preliminary determination of antidumping duty margins ranging from 110.6 percent to 243.9 percent ad valorem.  On March 19, 2012, the Department of Commerce made final determinations of dumping and subsidy margins which cumulatively were approximately 70 percent to 228 percent ad valorem.  However, on April 17, 2012, the International Trade Commission determined that the domestic industry has not been injured and was not presently threatened with injury from subject imports, and consequently withdrew all import duties on the subject imports.  Subsequent to the International Trade Commission's decision, we have seen a resurgence of steel wheel imports from China in the aftermarkets we serve, creating a challenging competitive environment for the foreseeable future.  We will continue to evaluate the trade practices related to these and other imports impacting our markets as well as the merits of filing a new petition with the International Trade Commission.

In addition to improving our operations, we have taken steps to improve our liquidity to ensure access to the funds required to finance our business throughout the cycle and to focus our efforts on our core markets.  On July 11, 2013, we entered into a senior secured asset-based lending facility (the "ABL Facility") and used borrowing under that facility and cash on hand to repay all amounts outstanding under the Prior ABL Facility, and to pay related fees and expenses.  For additional information on our New ABL Facility, see "Capital Resources and Liquidity-Bank Borrowing.  Further, on August 1, 2013, the Company announced that it completed the sale of substantially all of the assets of its non-core Imperial Group business to Imperial Group Manufacturing, Inc., a new company formed and capitalized by Wynnchurch Capital for total cash consideration of $30.0 million at closing, plus a contingent earn-out totaling up to $2.25 million.  Pursuant to the provisions of the purchase agreement, subject to certain limited exceptions, the purchaser purchased from Imperial all equipment, inventories, accounts receivable, deposits, prepaid expenses, intellectual property, contracts, real property interests, transferable permits and other intangibles related to the business and assumed Imperial's trade and vendor accounts payable and performance obligations under those contracts included in the purchased assets. The real property interests acquired by the purchaser include ownership of three plants located in Decatur, Texas, Dublin, Virginia and Chehalis, Washington and a leasehold interest in a plant located in Denton, Texas. Imperial retained ownership of a plant property located in Portland, Tennessee and recorded a $2.5 million impairment charge related to that facility. The company leased the Portland, Tennessee facility to the purchaser from the closing date of the transaction through October 31, 2014.

Results of Operations

Certain operating results from prior periods have been reclassified to discontinued operations to conform to the current year presentation.

Comparison of Fiscal Years 2014 and 2013

	Year Ended December 31,
(In thousands)	2014	2013
Net sales	$705,178	$642,883
Cost of goods sold	631,700	598,927
Gross profit	73,478	43,956
Operating expenses	40,840	45,188
Income (loss) from operations	32,638	(1,232)
Interest (expense), net	(33,713)	(35,027)
Other income, net	(3,506)	(320)
Income tax provision (benefit)	(2,527)	(10,244)
Loss from continuing operations	(2,054)	(26,335)
Discontinued operations, net of tax	(253)	(11,978)
Net loss	$(2,307)	$(38,313)

Net Sales

	Year Ended December 31,
(In thousands)	2014	2013
Wheels	$402,146	$364,614
Gunite	171,263	168,988
Brillion	131,769	109,281
Total	$705,178	$642,883

Our net sales for 2014 of $705.2 million were $62.3 million, or 9.7 percent, above our net sales for 2013 of $642.9 million. Net sales increased by approximately $60.2 million primarily due to higher volume demand resulting from increased production levels of the commercial vehicle OEM market. Net sales were additionally improved by $2.1 million in increased pricing, which primarily represented a pass-through of increased raw material and commodity costs.

Net sales for our Wheels segment increased by $37.5 million, or 10.3 percent, during 2014 primarily due to $41.5 million in increased combined volume for the three major OEM segments (see OEM production builds in the table below), offset by a reduction of $4.0 million in pricing. Net sales for our Gunite segment increased by $2.3 million, or 1.3 percent, due to a reduction of $2.7 million due to decreased volume, offset by $5.0 million in increased pricing. Our Gunite products have a higher concentration of aftermarket demand due to its brake drum products, which are replaced more frequently than our other products. Our Brillion segment's net sales increased by $22.5 million, or 20.6 percent during 2014 due to a recovery in the various markets that Brillion serves.

North American commercial vehicle industry production builds per ACT (see Item 1) were, as follows:

	For the year ended December 31,
	2014	2013
Class 8	297,097	245,496
Classes 5-7	225,681	201,311
Trailer	270,757	238,527

While we serve the commercial vehicle aftermarket segment, there is no industry data to compare our aftermarket sales to industry demand from period to period.  However, we do expect to continue to experience increased competition from low-cost country sourced products that compete with products produced by our Wheels and Gunite operating segments.  Approximately 70 percent of our Wheels business is tied to the OEM markets, with the remaining 30 percent tied to the aftermarket.  We are also continuing to see the impact of low cost country sourced products in our markets, which has particularly impacted the aftermarket for steel wheels and brake drums. Approximately 75 percent of our Gunite business is tied to the North American Aftermarket, with the remaining 25 percent tied to the North American Class 8 segment.  Further, broader economic weakness in industrial manufacturing impacted our Brillion business through reduced customer orders during the first half of 2014. We expect this weakness and lower demand in Brillion's end markets to subside with the slightly increased demand in 2015.

Cost of Goods Sold

The table below represents the significant components of our cost of goods sold.

	Year Ended December 31,
(In thousands)	2014	2013
Raw materials	$315,770	$288,866
Depreciation	33,669	34,682
Labor and other overhead	282,261	275,379
Total	$631,700	$598,927

Raw materials costs increased by $26.9 million, or 9.3 percent, during the year ended December 31, 2014 due to increased pricing of approximately $4.1 million, or 1.5 percent, and increased sales volume of approximately $22.8 million, or 7.9 percent. The price increases were primarily related to steel and aluminum material mechanisms with customers, which represent nearly all of our material costs.

Depreciation decreased by $1.0 million, or 2.9 percent during the year ended December 31, 2014 due to the age of the fixed assets in relation to the amount of new capital spending.

Labor increased 2.5% due to increased production partially offset by cost reduction initiatives.

Operating Expenses

	Year Ended December 31,
(In thousands)	2014	2013
Selling, general, and administration	$27,094	$30,735
Research and development	5,584	5,695
Depreciation and amortization	8,162	8,758
Total	$40,840	$45,188

Selling, general, and administrative costs decreased by $3.6 million, or  11.8 percent in 2014 compared to 2013 due to focused cost management activities within each functional departments including implementation of lean administrative principles.

Operating Income (Loss)

	Year Ended December 31,
(In thousands)	2014	2013
Wheels	$41,823	$30,883
Gunite	16,710	2,599
Brillion	4,523	1,027
Corporate/Other	(30,418)	(35,741)
Total	$32,638	$(1,232)

Operating income for the Wheels segment was 10.4 percent of its net sales for the year ended December 31, 2014 compared to 8.5 percent for the year ended December 31, 2013. The increase in operating income was primarily a result of stronger commercial vehicle industry conditions in 2014.

Operating income for the Gunite segment was 9.8 percent of its net sales for the year ended December 31, 2014 compared to 1.5 percent of its net sales for the year ended December 31, 2013. The increase in operating income was primarily due to the impact of synergies gained from recently installed equipment and the consolidation of Gunite's Elkhart and Brillion machining assets into its Rockford facility, coupled with integration of lean manufacturing principles within the business.

Operating income for the Brillion segment was 3.4 percent of its net sales for the year ended December 31, 2014 compared to 0.9 percent of its net sales for the year ended December 31, 2013. This increase was driven primarily by increased volume, as well as improved pricing to customers.

The operating loss for the Corporate segment was $30.4 million, or 4.3 percent of sales from continuing operations for the year ended December 31, 2014 compared to $35.7 million, or 5.6 percent of sales from continuing operations, for the year ended December 31, 2013.  The decrease in overall spending was primarily related to cost reduction efforts mentioned in the operating expenses section above. The percent of sales from continuing operations for the year compared to the operating loss was impacted by increased consolidated sales.

Interest Expense

Net interest expense decreased by $1.3 million to $33.7 million for the year ended December 31, 2014 from $35.0 million for the year ended December 31, 2013, due to having less debt outstanding during 2014 compared to 2013.

Income Tax Provision

Our effective tax rate for 2014 and 2013 was (55.1) percent and (28.0) percent, respectively. Our tax rate is affected by recurring items, such as change in valuation allowance, tax rates in foreign jurisdictions and the relative amount of income we earn in jurisdictions, which we expect to be fairly consistent in the near term. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. In 2014, we experienced a $1.5 million increase, or a 31.7 percent increase in rates attributable to continuing operations.

Income tax expense or benefit from continuing operations is generally determined without regard to other categories of earnings, such as discontinued operations and Other Comprehensive Income ("OCI"). An exception is provided in ASC 740, Accounting for Income Taxes, when there is aggregate income from categories other than continuing operations and a loss from continuing operations in the current year. In this case, the tax benefit allocated to continuing operations is the amount by which the loss from continuing operations reduces the tax expenses recorded with respect to the other categories of earnings, even when a valuation allowance has been established against the deferred tax assets. In instances where a valuation allowance is established against current year losses, income from other sources, including unrealized gains from pension and post-retirement benefits recorded as a component of OCI, is considered when determining whether sufficient future taxable income exists to realize the deferred tax assets. As a result, for the year ended December 31, 2013, we recognized a tax expense of $12.6 million in OCI related to the unrealized gains on pension and post-retirement benefits, and recognized a corresponding tax benefit of $12.6 million in our results continuing operations.

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

Net sales for our Wheels segment decreased by $49.7 million, or 12.0 percent, during 2013 primarily due to decreased combined volume for the three major OEM segments (see OEM production builds in the table below) and loss of aftermarket business due to an unfavorable antidumping ruling in the first half of 2012. Net sales for our Gunite segment declined by $53.0 million, or 23.9 percent, due to a reduction of $55.0 million due to the previously disclosed loss of standard position at two of its major OEM customers, partially offset by $2.0 million in increased pricing related to a pass-through of raw material costs. Our Gunite products have a higher concentration of aftermarket demand due to its brake drum products, which are replaced more frequently than our other products. Our Brillion segment's net sales decreased by $49.0 million, or 31.0 percent during 2013 due to a continued downturn in the global industrial, construction, and mining markets that Brillion serves.

North American commercial vehicle industry production builds per ACT (see Item 1) were, as follows:

	For the year ended December 31,
	2013	2012
Class 8	245,496	277,490
Classes 5-7	201,311	188,165
Trailer	238,527	236,841

While we serve the commercial vehicle aftermarket segment, there is no industry data to compare our aftermarket sales to industry demand from period to period.  However, we do expect to experience increased competition from low-cost country sourced

products that compete with our Wheels and Gunite operating segments.   Approximately 70 percent of our Wheels business is tied to the OEM markets noted in the table above, with the remaining 30 percent tied to the aftermarket.  Approximately 75 percent of our Gunite's business is tied to the North American Aftermarket, with the remaining 25 percent tied to the North American Class 8 segment.

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

Depreciation decreased by $12.4 million, or 26.5 percent during the year ended December 31, 2013 due to the reduction in the capital basis of the three business units' fixed assets as of December 31, 2012, offset partially by capital investments across those same business units during 2013.

Operating Expenses

	Year Ended December 31,
(In thousands)	2013	2012
Selling, general, and administration	$30,735	$38,851
Research and development	5,695	6,623
Depreciation and amortization	8,758	11,025
Total	$45,188	$56,499

Selling, general, and administrative costs decreased by $8.2 million in 2013 compared to 2012 due to specific cost reduction programs and reduction in headcount. Not included in the table above were impairment charges for the Gunite reporting segment for the year ended December 31, 2012 of $99.6 million related to goodwill and other intangible assets and $34.1 million related to property, plant, and equipment.

Operating Income (Loss)

	Year Ended December 31,
(In thousands)	2013	2012
Wheels	$30,883	$44,928
Gunite	2,599	(151,940
Brillion	1,027	11,969
Corporate/Other	(35,741)	(44,187)
Total	$(1,232)	$(139,230)

Operating income for the Wheels segment was 8.5 percent of its net sales for the year ended December 31, 2013 compared to 10.8 percent for the year ended December 31, 2012. The decline in operating income was primarily a result of weak Class 8 commercial vehicle industry conditions in 2013 coupled with reduced commercial vehicle market share held by one of our main OEM customers, which resulted in fewer vehicles sold by that OEM and correspondingly fewer wheels purchased from us.  Accuride's market share this OEM customer remained steady, however, only that customer's share within their own industry deteriorated. Operating income for the Gunite segment was 1.5 percent of its net sales for the year ended December 31, 2013 compared to a loss of 68.4 percent of its net sales for the year ended December 31, 2012. The increase in operating income was primarily due to the non-recurrence of $133.7 million in impairment charges (see Footnotes 4 and 6 to the consolidated financial statements in Part IV, Item 15) and  the impact of synergies gained from new equipment installed and the consolidation of Gunite's Elkhart and Brillion machining assets into its Rockford facility.

Operating income for the Brillion segment was 0.9 percent of its net sales for the year ended December 31, 2013 compared to 7.6 percent of its net sales for the year ended December 31, 2012. Sales volume for our Brillion segment reflected a decrease in the global industrial, construction, and mining markets they serve and key customers looked to significantly reduce their "on hand" inventory.   The margins associated with the higher volume sales in 2012 decreased with the decrease in demand in 2013.

The operating loss for the Corporate segment was $35.7 million, or 5.6 percent of sales from continuing operations for the year ended December 31, 2013 compared to $44.2 million, or 5.9 percent of sales from continuing operations, for the year ended December 31, 2012.  The decrease in overall spending was primarily related to cost reduction efforts by management in response to lower sales.

Impairment

As of November 30, 2012, the Company considered the impact of business developments in its Gunite reporting unit including a loss of customer market share and evidence of declining aftermarket sales due to increased competition in the marketplace.  The Gunite reporting unit had goodwill of $62.8 million and other intangible assets of $36.8 million at November 30, 2012. In addition, the Company had also experienced a recent decline in its stock price to an amount below the then existing book value as of November 30, 2012.  As part of the Company's annual impairment review, the Gunite reporting segment failed the step one goodwill impairment test, meaning that the estimate of fair value of the segment was below book value.  The Company estimated the fair value utilizing a discounted cash flow model, as the Company believed it was the most reliable indicator of fair value.  Therefore, the second step of the analysis was performed and resulted in recognizing goodwill and other intangible asset impairment charges of $62.8 million and $36.8 million, respectively.  The impairment charges were the result of lower volume demands due to lost market share at Gunite, overall reduced production levels of the commercial vehicle market and its aftermarket segments in North America, operating losses for the 3 years leading up to the analysis, as well as other factors.

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

Income tax expense or benefit from continuing operations is generally determined without regard to other categories of earnings, such as discontinued operations and Other Comprehensive Income ("OCI"). An exception is provided in ASC 740, Accounting for Income Taxes, when there is aggregate income from categories other than continuing operations and a loss from continuing operations in the current year. In this case, the tax benefit allocated to continuing operations is the amount by which the loss from continuing operations reduces the tax expenses recorded with respect to the other categories of earnings, even when a valuation allowance has been established against the deferred tax assets. In instances where a valuation allowance is established against current year losses, income from other sources, including unrealized gains from pension and post-retirement benefits recorded as a component of OCI, is considered when determining whether sufficient future taxable income exists to realize the deferred tax assets. As a result, for the year ended December 31, 2013, we recognized a tax expense of $12.6 million in OCI related to the unrealized gains on pension and post-retirement benefits, and recognized a corresponding tax benefit of $12.6 million in our results continuing operations.

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

Changes in Financial Condition

At December 31, 2014, we had total assets of $598.4 million, as compared to $611.8 million at December 31, 2013. The $13.4 million, or 2.2 percent, decrease in total assets primarily resulted from normal depreciation expense outpacing capital spending and the net impact of lower intangible assets partially offset by increase in pension assets.

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

The following table summarizes the major components of our working capital as of the periods listed below:

(In thousands)	December 31, 2014	December 31, 2013
Accounts receivable	$63,570	$59,520
Inventories	43,065	39,329
Deferred income taxes (current)	2,687	3,806
Other current assets	10,785	13,187
Accounts payable	(56,452)	(47,527)
Accrued payroll and compensation	(10,620)	(8,763)
Accrued interest payable	(12,428)	(12,535)
Accrued workers compensation	(3,137)	(4,373)
Other current liabilities	(14,434)	(16,801)
Working Capital	$23,036	$25,843

Significant changes in working capital included:

●	an increase in accounts receivable of $4.1 million related to increased sales from continuing operations in the months leading up to the respective period ends;
●	an increase in inventory of $3.7 million from the buildup of inventories for year-end shutdowns that did not occur in previous years;
●	a decrease in other current assets due primarily to the disposition of the assets held for sale; and
●	an increase in accounts payable of $8.9 related to increased inventory-related purchases during the fourth quarter of 2014.

Capital Resources and Liquidity

Our primary sources of liquidity during the year ended December 31, 2014 were cash reserves and our ABL facility. We believe that cash from operations, existing cash reserves, and our ABL facility will provide adequate funds for our working capital needs, planned capital expenditures and cash interest payments through 2015 and the foreseeable future.

As of December 31, 2014, we had $29.8 million of cash plus $40.5 million in availability under our ABL credit facility for total liquidity of $70.3 million.

No provision has been made for U.S. income taxes related to undistributed earnings of our Canadian foreign subsidiary that we intend to permanently reinvest in order to finance capital improvements and/or expand operations either through the expansion of the current operations or the purchase of new operations. At December 31, 2014, Accuride Canada had $20.7 million of cumulative retained earnings. We distribute earnings for the Mexican foreign subsidiary and expect to distribute earnings annually. Therefore, no deferred tax liabilities have been established for the undistributed earnings of our Mexican foreign subsidiary.

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

Operating Activities

Net cash provided by operating activities for the year ended December 31, 2014 was $32.5 million compared to net cash used in operating activities for the year ended December 31, 2013 of $1.9 million. The most significant factor underlying this improvement is the increase in net income, which is a result of increased demand from the markets that we serve and our focus on reducing costs through performance based projects. Additionally, we have maintained our significant improvement of working capital management from 2013, which is a result of our better operational performance as discussed above.

Investing Activities

Net cash used in investing activities was $25.0 million for the year ended December 31, 2014 compared to cash provided by investing activities of $8.1 million for the year ended December 31, 2013. Our most significant cash outlays for investing activities in 2014 were the purchases of property, plant, and equipment, which totaled approximately $25.6 million. Our required cash outflows for capital expenditures were reduced by $14.9 million during 2013 related to two sale/leaseback transactions that were entered into during the year and cash inflow of $30.0 million in proceeds from the sale of our Imperial segment. Also, during 2013, we had cash inflows of $2.0 million related to the settlement of a contingent earnout resulting from the sale of our Fabco subsidiary during 2011.

Financing Activities

Net cash used in financing activities for the year ended December 31, 2014 totaled $11.2 million related to a net decrease in amounts drawn under our ABL credit facility.  Net cash provided by financing activities for the year ended December 31, 2013 was $0.5 million.

Bank Borrowing and Senior Notes

The ABL Facility

On July 11, 2013, we entered into the New ABL Facility and used $45.3 million of borrowings under the New ABL Facility and cash on hand to repay all amounts outstanding under the Prior ABL Facility and to pay related fees and expenses.  The Prior ABL Facility was terminated as of July 11, 2013.

The New ABL Facility is a senior secured asset based credit facility in an aggregate principal amount of up to $100.0 million, consisting of a $90.0 revolving credit facility and a $10.0 million first-in last-out term facility, with the right, subject to certain conditions, to increase the availability under the facility by up to $50.0 million in the aggregate. The New ABL Facility currently matures on the earlier of (i) July 11, 2018 and (ii) 90 days prior to the maturity date of the Company's 9.5% first priority senior security notes due August 1, 2018, which may be extended further under certain circumstances pursuant to the terms of the New ABL Facility.  See Note 7 to the "Notes to Consolidated Financial Statements" included herein.

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

The obligations under the ABL Facility are secured by (i) first-priority liens on substantially all of the Company's accounts receivable and inventories, subject to certain exceptions and permitted liens (the "ABL Priority Collateral") and (ii) second-priority liens on substantially all of the Company's owned real property and tangible and intangible assets other than the ABL Priority Collateral, including all the outstanding capital stock of our domestic subsidiaries, subject to certain exceptions and permitted liens (the "Notes Priority Collateral").

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

Restrictive Debt Covenants

Our credit documents (the New ABL Facility and the indenture governing the senior secured notes) contain operating covenants that limit the discretion of management with respect to certain business matters.  These covenants place significant restrictions on, among other things, the ability to incur additional debt, to pay dividends, to create liens, to make certain payments and investments and to sell or otherwise dispose of assets and merge or consolidate with other entities.  In addition, the New ABL Facility contains a fixed charge coverage ratio covenant which will be applicable if the availability under the ABL Facility is less than 10.0% of the amount of the New ABL Facility.  If applicable, that covenant requires us to maintain a minimum ratio of adjusted EBITDA less capital expenditures made during such period (other than capital expenditures financed with the net cash proceeds of asset sales, recovery events, incurrence of indebtedness and the sale or issuance of equity interests) to fixed charges of 1.00 to 1.00.  We are not currently in a compliance period and do not expect to be in a compliance period in the next twelve months.  However, we continue to operate in a challenging economic environment and our ability to maintain liquidity and comply with our debt covenants may be affected by economic or other conditions that are beyond our control and which are difficult to predict.

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

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations as of December 31, 2014 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods:

	Payments due by period
(In millions)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt(a)	$327.0	$—	$—	$327.0	$—
Interest on long-term debt(b)	118.0	29.5	59.0	29.5	—
Interest on variable rate debt(c)	2.0	0.5	1.0	0.5	—
Capital leases	12.3	2.8	5.6	3.9	—
Operating leases	25.6	5.9	11.5	6.1	2.1
Purchase commitments(d)	33.1	25.4	5.3	2.4	—
Other long-term liabilities(e)	191.5	18.4	37.2	37.9	98.0
Total obligations(f)	$709.5	$82.5	$119.6	$407.3	$100.1

(a)	Amounts represent face value of debt instruments due, comprised of $310.0 million aggregate principal amount of senior secured notes and a $17.0 million draw on our ABL facility.

(b)	Interest expense for our senior secured notes, computed at 9.5% per annum.

(c)	Interest expense for our ABL facility initially bears interest at an annual rate subject to changes based on our average excess availability as defined in the ABL facility, equal to, at our option, either LIBOR plus 3.00% or Base Rate plus 1.25%, for loans under the first-in, last-out facility and either LIBOR plus 2.00% or Base Rate plus 0.25%.

(d)	The unconditional purchase commitments are principally take-or-pay obligations related to the purchase of certain materials, including natural gas, consistent with customary industry practice.

(e)	Consists primarily of estimated post-retirement and pension contributions for 2015 and estimated future post-retirement and pension benefit payments for the years 2016 through 2024. Amounts for 2025 and thereafter are unknown at this time.

(f)	Since it is not possible to determine in which future period it might be paid, excluded above is the $6.5 million uncertain tax liability recorded in accordance with ASC 740-10, Income Taxes.

Critical Accounting Policies and Estimates

Our consolidated financial statements and accompanying notes have been prepared in accordance with U.S. GAAP applied on a consistent basis. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses during the reporting periods.

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

For 2014 and 2013, we evaluated long-lived assets for potential impairment indicators and concluded there were none.

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

We performed a recoverability test of the Gunite's long-lived assets by using an undiscounted cash flow method.  We first determined the asset group to be the Gunite reporting unit, which represents the lowest level of identifiable cash flows.  Our test concluded that the Gunite asset group was not recoverable as the resulting undiscounted cash flows were less than the carrying amount of the asset group.  Accordingly, we estimated the fair value of the long lived assets to determine the impairment amount.  Determining fair value is judgmental in nature and requires the use of significant estimates and assumptions, considered to be Level 3 inputs.

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

As a result of our fair value estimates, we adjusted the carrying amount of the Gunite's personal property to fair value and recognized asset impairment charges of $34.1 at December 31, 2012.  These charges were separately disclosed as a component of operating expenses.  The fair value estimates for the Gunite personal property are based on a valuation premise that assumes the assets' highest and best use are different than their current use as a result of lower volume demands for Gunite's products due to the loss of customers, reduced production levels in the commercial vehicle market, and its declining aftermarket segments in North America.  See Note 6 , "Property, Plant and Equipment," in the "Consolidated Financial Statements" for further discussion.

Accounting for Goodwill and Other Intangible Assets – The Company performs its annual assessment for impairment of goodwill at November 30 for all reporting units and tests these balances more frequently if indicators are present or changes in circumstances suggest that impairment may exist.  The estimates and assumptions underlying the fair value calculations used in the Company's annual impairment tests are uncertain by their nature and can vary significantly from actual results.  Factors that management must estimate include, but are not limited to, industry and market conditions, sales volume and pricing, raw material costs, capital expenditures, working capital changes, cost of capital, and tax rates.  These factors are especially difficult to predict when U.S. and global financial markets are volatile. The estimates and assumptions used in its impairment tests are consistent with those the Company uses in its internal planning. These estimates and assumptions may change from period to period.  If the Company uses different estimates and assumptions in the future, impairment charges may occur and could be material.

In performing the annual impairment test for goodwill, the Company utilizes the two-step approach.  The first step under this guidance requires a comparison of the carrying value of the reporting units to the fair value of these reporting units.  Only the Wheels and Brillion reporting units have Goodwill, therefore, the test only applies to those reporting units.  The Company uses a blend of the income and market value approaches to determine the fair value of each reporting unit.  The income approach calculates fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting these after-tax cash flows to a present value using a risk-adjusted discount rate and a market approach that uses guideline companies.  The market approach uses financial measures from guideline companies to apply the Company's reporting units' revenue and earnings.  If the blended fair value of the reporting unit exceeds the carrying value of the net assets including goodwill assigned to that unit, goodwill is not impaired.  If the carrying value of a reporting unit exceeds its fair value, the Company performs the second step of the goodwill impairment test to measure the amount of impairment loss, if any.  The second step of the goodwill impairment test compares the implied fair value of a reporting unit's goodwill to its carrying value.

For 2014 and 2013, we evaluated the value of goodwill for each reporting unit and determined there were no impairment indicators.   In the most recent test for impairment, the Wheels reporting unit had 7 percent of value in excess of its carrying value.  Considering the cyclical nature of the North American commercial vehicle industry and our other end-markets, along with other economic trends, the Company will continue to closely monitor the performance of the Wheels and Brillion reporting units for any indication of potential impairment triggering events.  .

In 2012, business developments in the Gunite reporting unit including a loss of customer market share, evidence of declining aftermarket sales, overall reduced production levels of the commercial vehicle market, operating losses for the past several years, and recent declines in the Company's stock price to an amount below book value, the Gunite reporting unit failed the step one goodwill impairment test.  The Company estimated the fair value of the Gunite reporting unit utilizing a discounted cash flow model, as the Company believes it is the most reliable indicator of fair value.  Therefore, the second step of the analysis was performed resulting in the Company recognizing goodwill impairment charges of $62.8 million.  The Wheels and Brillion reporting units both passed the step one test.  However, the valuation for the Wheels reporting unit is highly dependent upon projected builds for Class 5-8, heavy duty trucks.  A permanent, long-term decline in projected builds for these trucks could have a significant impact on the Wheels reporting unit's ability to pass the step one test in future periods.

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

 We performed a recoverability test of the Gunite's finite-lived intangible assets by using an undiscounted cash flow method.  We first determined the asset group to be the Gunite reporting unit, which represents the lowest level of identifiable cash flows.  Our test concluded that the Gunite asset group was not recoverable as the resulting undiscounted cash flows were less than the carrying amount of the asset group.  Accordingly, we estimated the fair value of the finite-lived intangible assets to determine the impairment amount.  Determining fair value is judgmental in nature and requires the use of significant estimates and assumptions, considered to be Level 3 inputs.

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

As a result of the fair value measurements, no trade names, customer relationship or technology impairment was recognized for the years ended December 31, 2014 and 2013.

For the year ended December 31, 2012 the Company recorded additional impairment of Gunite's trade names, customer relationships, and technology totaling $36.8 million.

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

The most significant element in determining our pension income (cost) in accordance with ASC 715-30 is the expected return on plan assets and discount rates. In 2014, we assumed that the expected long-term rate of return on plan assets would be 6.7 percent for our U.S. plans and 5.6 percent for our Canadian plans. The assumed long-term rate of return on assets is applied to a calculated value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over five years. This produces the expected return on plan assets that is included in pension income (cost). The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past asset gains (losses) affects the calculated value of plan assets and, ultimately, future pension income (cost).

The expected return on plan assets is reviewed annually, and if conditions should warrant, will be revised. If we were to lower this rate, future pension cost would increase. For 2015, we currently anticipate reducing our long-term rate of return assumption to 6.4 percent for our U.S. plans and reducing our rate to 4.3 percent for our Canadian plans.

At the end of each year, we determine the discount rates to be used to calculate the present value of each of the plan liabilities. The discount rate is an estimate of the current interest rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate, we look to rates of return on high-quality, fixed-income investments that receive one of the two highest ratings given by a recognized ratings agency. At December 31, 2014, we determined the blended rate to be 4.79 percent. The net effect of changes in the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, has been deferred, in accordance with ASC 715-30.

For the year ended December 31, 2014, we recognized consolidated pretax pension benefit of $0.7 million compared to $2.4 million expense in 2013. We currently expect to contribute $8.3 million to our pension plans during 2015, however, we may elect to adjust the level of contributions based on a number of factors, including performance of pension investments, changes in interest rates, and changes in workforce compensation.

For the year ended December 31, 2014, we recognized consolidated pre-tax post-employment welfare expense cost of $4.3 million compared to $4.1 million in 2013. We expect to contribute $4.2 million during 2015 to our post-employment welfare benefit plans.

Income Taxes – Our income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management's best assessment of estimated future taxes to be paid. We are subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax expense.

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

Upon emergence from bankruptcy in 2010, the Company adjusted its recorded deferred tax assets and liabilities using the valuation adjustments resulting from fresh start accounting. We concluded at that time that we remained in a net deferred tax asset position and re-evaluated the realizability of our U.S. net deferred tax assets by assessing the likelihood of our ability to utilize them against future taxable income and availability of tax planning strategies. We determined that a valuation allowance against the deferred tax assets continued to be appropriate. The Company will continue to evaluate the likelihood of realization on a quarterly basis and adjust the valuation allowance accordingly.

Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. Management is not aware of any such changes that would have a material effect on the Company's results of operations, cash flows, or financial position.

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

We believe that it is reasonably possible that an increase of up to $0.2 million in unrecognized tax benefits related to state exposures may be necessary within the coming year. In addition, we believe that it is reasonably possible that approximately none of our currently remaining unrecognized tax benefits, each of which are individually insignificant, may be recognized by the end of 2015 as a result of a lapse of the statute of limitations.

Recent Developments

See Note 1 of the "Consolidated Financial Statements" for discussions related to recent developments.

Effects of Inflation

The effects of inflation were not considered material during fiscal years 2014, 2013, or 2012.

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

Foreign Currency Risk

Certain forecasted transactions, assets, and liabilities are exposed to foreign currency risk. We monitor our foreign currency exposures to maximize the overall effectiveness of our foreign currency derivatives. The principal currencies of exposure are the Canadian Dollar and Mexican Peso. From time to time, we use foreign currency financial instruments, namely foreign currency derivative contracts, to offset the impact of the variability in exchange rates on our operations, cash flows, assets and liabilities. At December 31, 2014, we had $0.6 million in open forward contracts.

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

Raw Material/Commodity Price Risk

We rely upon the supply of certain raw materials and commodities in our production processes, and we have entered into contractual purchase commitments for certain metals and natural gas. A 10% adverse change in pricing (considering 2014 production volume) would cause an increase in expenses of approximately $31.0 million, which would be reduced through the terms of the sales, supply, and procurement contracts that would allow us to pass along some of these expenses, although in some cases on a delayed basis. Additionally, from time to time, we use commodity price swaps and futures contracts to manage the variability in certain commodity prices on our operations and cash flows. At December 31, 2014, we had no open commodity price swaps or futures contracts.

Interest Rate Risk

We use long-term debt as a primary source of capital. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for our long-term fixed-rate debt and other types of long-term debt at December 31, 2014:

(In thousands)	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
Long-term Debt:
Fixed Rate	—	—	—	$310,000	—	—	$310,000	$319,207
Average Rate	—	—	—	9.5%	—	—	9.50%
Variable Rate	—	—	—	$17,000	—	—	$17,000	$17,000
Average Rate	—	—	—	2.89%	—	—	2.89%

Item 8.	Financial Statements and Supplementary Data

Attached, see Item 15.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) of the Exchange Act, our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2014. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2014 to ensure that information required to be disclosed under the Exchange Act is recorded, processed, summarized, and reported, within the time period specified in the SEC rules and forms, and to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this assessment, our management has concluded that, as of December 31, 2014, our internal controls over financial reporting were effective based on that framework.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Deloitte & Touche LLP, the Company's independent registered public accounting firm, issued an audit report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2014, which is included herein.

Changes in Internal Controls Over Financial Reporting. During the fourth quarter of fiscal 2014, there were no changes to our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.                          Directors, Executive Officers, and Corporate Governance

The information required by Item 10 is incorporated by reference to the information set forth in our Proxy Statement in connection to our 2015 Annual Meeting of Shareholders ("2015 Proxy Statement") to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this Form 10-K.

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

The information required by Item 11 is incorporated by reference to the information set forth in our 2015 Proxy Statement.

Item 12.       Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by Item 12 is incorporated by reference to the information set forth in our 2015 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by Item 13 is incorporated by reference to the information set forth in our 2015 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference to the information set forth in our 2015 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following constitutes a list of Financial Statements and Financial Statement Schedules required to be included in this report:

1. Financial Statements

The following financial statements of the Registrant are filed herewith as part of this report:

Report of Independent Registered Public Accounting Firm.
Consolidated Balance Sheets—As of December 31, 2014 and 2013.
Consolidated Statements of Operations and Comprehensive Loss— For the years ended December 31, 2014, 2013, and 2012.
Consolidated Statements of Stockholders' Equity — For the years ended December 31, 2014, 2013 and 2012.
Consolidated Statements of Cash Flows—For the years ended December 31, 2014, 2013 and 2012.
Notes to Consolidated Financial Statements—For the years ended December 31, 2014, 2013 and 2012.

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

2.3	—	ThirdAmended Joint Plan of Reorganization for Accuride Corporation, et al. Previously filed as an exhibit to the Form 8-K filed on February 22, 2010, and incorporated herein by reference.
2.4	—	Confirmation Order for Third Amended Plan of Reorganization. Previously filed as an exhibit to the Form 8-K filed on February 22, 2010, and incorporated herein by reference.
2.5	—
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
Fourth Addendum to Lease Agreement With Option to Purchase, dated December, 22 2009, by and between Accuride Corporation, Viking Properties, LLC, and Logan Indiana Properties, LLC. Previously filed as an exhibit to the Form 8-K filed on March 4, 2010 and incorporated herein by reference.

10.3	—
Fifth Addendum to Lease Agreement With Option to Purchase, dated September 2, 2014, by and among Viking Properties, LLC, Logan Properties, LLC and Accuride Corporation. Previously filed as an exhibit to the Form 8-K filed on September 5, 2014 and incorporated herein by reference.

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

10.5*	—	Accuride Executive Retirement Allowance Policy, dated December 2008. Previously filed as an exhibit to the Form 10-K filed on March 13, 2009 and incorporated herein by reference.
10.6*	—	Form of Amended & Restated Severance and Retention Agreement (Tier II executives).Previously filed as an exhibit to the Form 10-K filed on March 15, 2012, and incorporated herein by reference.

10.7*	—	Form of Amended & Restated Severance and Retention Agreement (Tier III executives).Previously filed as an exhibit to the Form 10-K filed on March 15, 2012, and incorporated herein by reference.
10.8*	—
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

10.10*	—	Form of Indemnification Agreement between Accuride and its post-petition Directors and Officers. Previously filed as an exhibit to Form 8-K filed on May 5, 2010 and incorporated herein by reference.
10.11*	—	Accuride Corporation Directors' Deferred Compensation Plan, as amended. Previously filed as an exhibit to the Form 10-K filed on March 28, 2011, and incorporated herein by reference.
10.12*	—	Accuride Corporation Second Amended and Restated 2010 Incentive Award Plan. Previously filed as an exhibit to the Form 8-K filed on April 29, 2014, and incorporated herein by reference.
10.13*	—	Amended and Restated Accuride Corporation Incentive Compensation Plan. Previously filed as an exhibit to the Form 8-K filed on April 29, 2014 and incorporated herein by reference.
10.14*	—	Letter agreement, dated January 14, 2011, between Accuride Corporation and Richard F. Dauch. Previously filed as an exhibit to Form 8-K filed on February 1, 2011, and incorporated herein by reference.
10.15	—
Agreement of Lease, effective as of January 5, 2009, by and between Accuride Corporation and I-65 Corridor 1, L.L.C. Previously filed as an exhibit to the Form 8-K filed on January 12, 2009, and incorporated herein by reference.

10.16	—
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

10.17*	—
Form of Accuride Corporation 2010 Initial Grant Restricted Stock Unit Award entered into by Accuride Corporation and individual directors of Accuride Corporation. Previously filed as Exhibit 4.4 to Form S-8 filed on August 3, 2010 and incorporated herein by reference.

10.18*	—	Form of Restricted Stock Unit Award Agreement. Previously filed as an exhibit to Form 10-Q filed on May 17, 2010 and incorporated herein by reference.
10.19*	—	Form of Restricted Stock Unit Award Agreement. Previously filed as an exhibit to Form 8-K filed on April 29, 2011 and incorporated herein by reference.
10.20*	—	Form of Restricted Stock Unit Award Agreement (2012 Employee Long Term Incentive Plan). Previously filed as an exhibit to Form 10-K filed on March 15, 2012, and incorporated herein by reference.
10.21*	—	Form of Stock Option Award Agreement (2012 Employee Long Term Incentive Plan). Previously filed as an exhibit to Form 10-K filed on March 15, 2012, and incorporated herein by reference.
10.22*	—	Form of Performance Share Unit Award Agreement (2013). Previously filed as an exhibit to the Form 8-K filed on March 25, 2013 and incorporated herein by reference.
10.23*	—	Form of Restricted Stock Unit Award Agreement (2013). Previously filed as an exhibit to the Form 8-K filed on March 25, 2013 and incorporated herein by reference.
10.24	—
Asset Purchase Agreement among Accuride EMI, LLC, Accuride Corporation, Forgitron Technologies LLC and Kamylon Partners TBG, LLC, dated June 20, 2011. Previously filed as an exhibit to Form 8-K filed on June 21, 2011 and incorporated herein by reference.

10.25	—
Capital Lease Agreements, dated February 10, 2012, between Accuride Corporation and General Electric Capital Corporation and its affiliates. Previously filed as an exhibit to the Form 8-K filed on February 16, 2012 and incorporated herein by reference.

10.26	—
Modification Agreement dated December 19, 2014 and made effective as of December 1, 2014, by and between Gunite Corporation and GE Capital Commercial, Inc. Previously filed as an Exhibit to the Form 8-K filed on December 23, 2014 and incorporated herein by reference.

10.27	—
Investors Agreement, dated December 9, 2012 by and among Accuride Corporation and the Investors party hereto.Previously filed as an exhibit to the Form 8-K filed on December 20, 2012 and incorporated herein by reference.

10.28	—
Sublease, entered into as of August 8, 2013, by and between Accuride Corporation and Menlo Logistics, Inc.
Previously filed as an exhibit to the Form 8-K filed on August 13, 2013 and incorporated herein by reference.

10.29	—
Lease, entered into as of August 8, 2013, by and between Accuride Corporation and Cabot Acquisition, LLC.Previously filed as an exhibit to the Form 8-K filed on August 13, 2013 and incorporated herein by reference.

10.30	—
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

21.1†	—	Subsidiaries of the Registrant.
23.1†	—	Consent of Independent Registered Public Accounting Firm.

31.1†	—	Section 302 Certification of Richard F. Dauch in connection with the Annual Report of Form 10-K of Accuride Corporation for the fiscal year ended December 31, 2014.
31.2†	—	Section 302 Certification of Gregory A. Risch in connection with the Annual Report of Form 10-K of Accuride Corporation for the fiscal year ended December 31, 2014.
32.1††	—	Section 906 Certification of Richard F. Dauch in connection with the Annual Report on Form 10-K of Accuride Corporation for the fiscal year ended December 31, 2014.
32.2††	—	Section 906 Certification of Gregory A. Risch in connection with the Annual Report on Form 10-K of Accuride Corporation for the fiscal year ended December 31, 2014.
101.INS†	—	XBRL Instance Document
101.SCH†	—	XBRL Taxonomy Extension Schema Document
101.CAL†	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB†	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	—	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF†	—	XBRL Taxonomy Extension Definition Linkbase Document

†	Filed herewith
††	Furnished herewith
*	Management contract or compensatory agreement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 3, 2015

ACCURIDE CORPORATION

By:	/s/ RICHARD F. DAUCH
Richard F. Dauch
President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD F. DAUCH	President and Chief Executive Officer	March 3, 2015
Richard F. Dauch	(Principal Executive Officer)

/s/ GREGORY A. RISCH	Senior Vice President and Chief Financial Officer	March 3, 2015
Gregory A. Risch	(Principal Financial and Accounting Officer)

/s/ JOHN W. RISNER	Chairman of the Board of Directors	March 3, 2015
John W. Risner

/s/ ROBIN J. ADAMS	Director	March 3, 2015
Robin J. Adams

/s/ KEITH E. BUSSE	Director	March 3, 2015
Keith E. Busse

/s/ ROBERT E. DAVIS	Director	March 3, 2015
Robert E. Davis

/s/ LEWIS M. KLING	Director	March 3, 2015
Lewis M. Kling

/s/ JAMES R. RULSEH	Director	March 3, 2015
James R. Rulseh

ACCURIDE CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Accuride Corporation and subsidiaries
Evansville, Indiana

We have audited the accompanying consolidated balance sheets of Accuride Corporation and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. We also have audited the Company's internal control over financial reporting as of December 31, 2014, based on Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Accuride Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP
Indianapolis, Indiana
March 3, 2015

ACCURIDE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share data)	December 31, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$29,773	$33,426
Customer receivables, net of allowance for doubtful accounts of $327 and $259 in 2014 and 2013, respectively	56,271	51,382
Other receivables	7,299	8,138
Inventories	43,065	39,329
Deferred income taxes	2,687	3,806
Prepaid expenses and other current assets	10,785	11,894
Assets held for sale	—	1,293
Total current assets	149,880	149,268
PROPERTY, PLANT AND EQUIPMENT, net	212,183	219,624
OTHER ASSETS:
Goodwill	100,697	100,697
Other intangible assets, net	117,963	125,430
Deferred financing costs, net of accumulated amortization of $5,077 and $3,649 in 2014 and 2013, respectively	5,012	6,440
Deferred income taxes	1,289	503
Other	11,398	9,815
TOTAL	$598,422	$611,777
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$56,452	$47,527
Accrued payroll and compensation	10,620	8,763
Accrued interest payable	12,428	12,535
Accrued workers compensation	3,137	4,373
Accrued and other liabilities	14,434	16,801
Total current liabilities	97,071	89,999
LONG-TERM DEBT	323,234	330,183
DEFERRED INCOME TAXES	14,837	17,528
NON-CURRENT INCOME TAXES PAYABLE	6,534	8,367
OTHER POSTRETIREMENT BENEFIT PLAN LIABILITY	82,157	70,584
PENSION BENEFIT PLAN LIABILITY	32,348	20,687
OTHER LIABILITIES	11,438	12,545
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS' EQUITY :
Preferred Stock, $0.01 par value; 10,000,000 shares authorized	—	—
Common Stock, $0.01 par value; 80,000,000 shares authorized, 47,718,818 and 47,515,155 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively, and additional paid-in-capital	442,631	440,479
Accumulated other comprehensive loss	(49,638)	(18,712)
Accumulated deficiency	(362,190)	(359,883)
Total stockholders' equity	30,803	61,884
TOTAL	$598,422	$611,777

See accompanying notes to consolidated financial statements.

ACCURIDE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,
(In thousands, except per share data)	2014	2013	2012

NET SALES	$705,178	$642,883	$794,634
COST OF GOODS SOLD	631,700	598,927	743,633
GROSS PROFIT	73,478	43,956	51,001
OPERATING EXPENSES
Selling, general and administrative	40,840	45,188	56,499
Impairment of goodwill	—	—	62,839
Impairment of other intangibles	—	—	36,767
Impairment of property, plant and equipment	—	—	34,126
INCOME (LOSS) FROM OPERATIONS	32,638	(1,232)	(139,230)
OTHER INCOME (EXPENSE):
Interest expense, net	(33,713)	(35,027)	(34,938)
Other loss, net	(3,506)	(320)	(864)
LOSS BEFORE INCOME TAXES FROM CONTINUING OPERATIONS	(4,581)	(36,579)	(175,032)
INCOME TAX BENEFIT	(2,527)	(10,244)	(1,657)
LOSS FROM CONTINUING OPERATIONS	(2,054)	(26,335)	(173,375)
DISCONTINUED OPERATIONS, NET OF TAX	(253)	(11,978)	(4,632)
NET LOSS	$(2,307)	$(38,313)	$(178,007)
OTHER COMPREHENSIVE INCOME (LOSS):
Defined benefit plans	(32,217)	49,879	(19,772)
Income tax benefit (expense) related to items of other comprehensive income	1,291	(16,757)	2,360
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(30,926)	33,122	(17,412)
COMPREHENSIVE LOSS	$(33,233)	$(5,191)	$(195,419)

Weighted average common shares outstanding—basic	47,708	47,548	47,378
Basic loss per share – continuing operations	$(0.04)	$(0.56)	$(3.66)
Basic loss per share – discontinued operations	(0.01)	(0.25)	(0.10)
Basic loss per share	$(0.05)	$(0.81)	$(3.76)
Weighted average common shares outstanding—diluted	47,708	47,548	47,378
Diluted loss per share – continuing operations	$(0.04)	$(0.56)	$(3.66)
Diluted loss per share – discontinued operations	(0.01)	(0.25)	(0.10)
Diluted loss per share	$(0.05)	$(0.81)	$(3.76)

See accompanying notes to consolidated financial statements.

ACCURIDE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)	Common Stock and Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficiency	Total Stockholders' Equity
BALANCE at January 1, 2012	$435,368	$(34,422)	$(143,563)	$257,383
Net loss	—	—	(178,007)	(178,007)
Share-based compensation expense	3,119	—	—	3,119
Tax impact of forfeited vested shares	(210)	—	—	(210)
Other comprehensive loss, net of tax	—	(17,412)	—	(17,412)
BALANCE at January 1, 2013	$438,277	$(51,834)	$(321,570)	$64,873
Net loss	—	—	(38,313)	(38,313)
Share-based compensation expense	2,411	—	—	2,411
Tax impact of forfeited vested shares	(209)	—	—	(209)
Other comprehensive income, net of tax	—	33,122	—	33,122
BALANCE at January 1, 2014	$440,479	$(18,712)	$(359,883)	$61,884
Net loss	—	—	(2,307)	(2,307)
Share-based compensation expense	2,456	—	—	2,456
Tax impact of forfeited vested shares	(304)	—	—	(304)
Other comprehensive loss, net of tax	—	(30,926)	—	(30,926)
BALANCE—December 31, 2014	$442,631	$(49,638)	$(362,190)	$30,803

See accompanying notes to consolidated financial statements.

ACCURIDE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Year Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,307)	$(38,313)	$(178,007)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property, plant and equipment	33,735	35,579	48,134
Amortization – deferred financing costs and debt discount	2,479	2,684	2,759
Amortization – other intangible assets	8,138	8,750	10,981
Impairment of goodwill	—	—	62,839
Impairment of other intangible assets	—	—	36,767
Impairment of property, plant, and equipment	—	—	34,126
Loss related to discontinued operations	—	11,985	—
Gain related to discontinued operations	—	(2,000)	—
Loss on disposal of assets	392	680	875
Provision for deferred income taxes	(2,311)	(13,035)	(3,803)
Non-cash stock-based compensation	2,456	2,411	3,119
Changes in certain assets and liabilities:
Receivables	(4,120)	(7,402)	33,479
Inventories	(3,736)	11,171	11,635
Prepaid expenses and other assets	(4,053)	(6,639)	256
Accounts payable	9,759	6,865	(25,711)
Accrued and other liabilities	(7,917)	(14,662)	(8,721)
Net cash provided by (used in) operating activities	32,515	(1,926)	28,728
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(25,645)	(38,855)	(59,194)
Proceeds from sale of discontinued operations	—	32,000	1,000
Proceeds from sale of assets held for sale	1,235	—	—
Purchase of intangible asset	(671)	—	—
Proceeds from sale leaseback transactions	—	14,944	—
Proceeds from sale of other assets	70	—	—
Net cash provided by (used in) investing activities	(25,011)	8,089	(58,194)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in revolving credit advance	10,000	25,000	—
Decrease in revolving credit advance	(18,000)	(20,000)	—
Principal payments on capital leases	(3,157)	(3,155)	(698)
Deferred financing fees	—	(1,333)	—
Net cash (used in) provided by financing activities	(11,157)	512	(698)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,653)	6,675	(30,164)
CASH AND CASH EQUIVALENTS—Beginning of period	33,426	26,751	56,915
CASH AND CASH EQUIVALENTS—End of period	$29,773	$33,426	$26,751
Supplemental cash flow information:
Cash paid for interest	$31,239	$32,011	$31,822
Cash paid for income taxes	1,565	2,219	225
Non-cash transactions:
Purchases of property, plant and equipment in accounts payable	$2,393	$3,227	$13,074
Capital lease agreements	—	—	14,964

See accompanying notes to consolidated financial statements.

ACCURIDE CORPORATION
For the years ended December 31, 2014, 2013, and 2012
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

Basis of Presentation and Consolidation - The accompanying consolidated financial statements include the accounts of Accuride Corporation (the "Company") and its wholly-owned subsidiaries, including Accuride Canada, Inc. ("Accuride Canada"), Accuride Erie L.P. ("Accuride Erie"), Accuride EMI, LLC ("Accuride Camden"),  Accuride de Mexico, S.A. de C.V. ("AdM"), AOT, Inc. ("AOT"), and Transportation Technologies Industries, Inc. ("TTI"). TTI's subsidiaries include Brillion Iron Works, Inc. ("Brillion") and Gunite Corporation ("Gunite"). All significant intercompany transactions have been eliminated. Certain operating results from prior periods have been reclassified to discontinued operations to reflect the sale of certain businesses.  See Note 2 "Discontinued Operations" for further discussion.

On August 1, 2013, the Company announced the sale of substantially all of the assets, liabilities and business of its Imperial Group business to Wynnchurch Capital, Ltd. in partnership with Imperial Manufacturing, Inc. for $30.0 million, plus a contingent earn-out opportunity of up to $2.25 million.  The sale resulted in the recognition of a $12.0 million loss, including a $2.5 million impairment charge on the assets retained, on our consolidated statement of operations, which is reclassified within Discontinued Operations.  The sale included a working capital adjustment, plus a contingent payment of up to $2.25 million depending on Imperial's financial performance during calendar years 2013-2015.  See Note 2 "Discontinued Operations" for further discussion.

Management's Estimates and Assumptions – The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Income Taxes – Our income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management's best assessment of estimated future taxes to be paid. We are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax expense.

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

We have concluded that it is more likely than not that we will not realize the benefits of certain deferred tax assets, totaling $110 million, for which we have provided a valuation allowance. See Note 9 for a discussion of valuation allowances.

We record uncertain tax positions on the basis of a two-step process whereby (1) we determine whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (2) those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is greater than 50% likely to be realized upon ultimate settlement with the related tax authority.  We also recognize accrued interest expense and penalties related to the unrecognized tax benefits as additional tax expense.

Research and Development Costs – Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred and are reported as a component of operating expenses in the consolidated statements of operations and comprehensive loss. The amount expensed in the years ended December 31, 2014, 2013 and 2012 totaled $5.6 million, $5.7 million and $6.6 million, respectively.

Foreign Currency – The assets and liabilities of Accuride Canada and AdM that are receivable or payable in cash are converted at current exchange rates, and inventories and other non-monetary assets and liabilities are converted at historical rates. Revenues and expenses are converted at average rates in effect for the period. The functional currencies of Accuride Canada and AdM have been determined to be the U.S. dollar. Accordingly, gains and losses resulting from conversion of such amounts, as well as gains and losses on foreign currency transactions, are included in operating results as "Other loss, net." For the years ended December 31, 2014, 2013, and 2012 we had aggregate net foreign currency losses of $4.1 million, $0.6 million and $1.1 million, respectively.

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

Derivative Financial Instruments – We periodically use derivative instruments to manage exposure to foreign currency, commodity prices, and interest rate risks. We do not enter into derivative financial instruments for trading or speculative purposes. The derivative instruments used by us include interest rate, foreign exchange, and commodity price instruments. All derivative instruments are recognized on the consolidated balance sheet at their estimated fair value. As of December 31, 2014 and 2013, there were no derivatives outstanding.

Foreign Exchange Instruments – At December 31, 2014, the notional amount of open foreign exchange forward contracts was $7.0 million. There were no open foreign exchange forward contracts as of December 31, 2013.

Earnings Per Share – Earnings per share are calculated as net income (loss) divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share are calculated by dividing net income (loss) by the weighted-average number of common shares outstanding plus common stock equivalents outstanding during the year. Employee stock options outstanding to acquire 144,095 and 165,197 shares in 2014 and 2013 respectively, were not included in the computation of diluted earnings per common share because the effect would be anti-dilutive.

	Years Ended December 31,
(In thousands except per share data)	2014	2013	2012

Numerator:
Net loss from continuing operations	$(2,054)	$(26,335)	$(173,375)
Net loss from discontinued operations	(253)	(11,978)	(4,632)
Net loss	$(2,307)	$(38,313)	$(178,007)
Denominator:
Weighted average shares outstanding – Basic	47,708	47,548	47,378
Weighted average shares outstanding - Diluted	47,708	47,548	47,378

Basic loss per common share:
From continuing operations	$(0.04)	$(0.56)	$(3.66)
From discontinued operations	(0.01)	(0.25)	(0.10)
Basic loss per common share	$(0.05)	$(0.81)	$(3.76)

Diluted loss per common share
From continuing operations	$(0.04)	$(0.56)	$(3.66)
From discontinued operations	(0.01)	(0.25)	(0.10)
Diluted loss per common share	$(0.05)	$(0.81)	$(3.76)

Stock Based Compensation – As described in Note 10, we maintain stock-based compensation plans which allow for the issuance of incentive stock options, or ISOs, as defined in section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights ("SARs"), deferred stock, dividend equivalent rights, performance awards and stock payments (referred to collectively as Awards), to officers, our key employees, and to members of the Board of Directors. We recognize compensation expense under the modified prospective method as a component of operating expenses.

On November 9, 2011, our Board of Directors adopted a Rights Agreement pursuant to which one purchase right was distributed as a dividend on each share of our common stock held of record as of the close of business on November 23, 2011. On November 7, 2012, our Board of Directors adopted an Amended and Restated Rights Agreement (the "Amended and Restated Rights

Agreement"), which modified the Original Rights Agreement by extending the term of the Original Rights Agreement to November 9, 2015, subject to stockholder approval at our 2013 annual meeting of stockholders, and making certain other adjustments.  On December 19, 2012, our Board of Directors amended the Amended and Restated Rights Agreement by shortening the term to April 30, 2014, subject to stockholder approval at our 2013 Annual Meeting of stockholders.  Our stockholders ratified the Amended and Restated Rights Agreement at our 2013 Annual Meeting.  Pursuant to its terms, the Rights plan terminated on April 30, 2014, without the rights becoming exercisable.

New Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue From Contracts With Customers.  The amendments in this update create Topic 606, Revenue from Contracts with Customers, and supersede the revenue recognition requirements in Topic 605. The objective of the amendment is to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards ("IFRS"). The amendment is effective for annual reporting periods beginning after December 15, 2016, and interim periods therein. Early adoption is not permitted. The Company is evaluating the effect, if any, on its financial statements.

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

On August 27, 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern. The amendments in this Update provide guidance in U.S. GAAP about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company is evaluating the effect, if any, on its financial statements.

Recent Accounting Adoptions

In February 2013, the FASB issued ASU 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date.  The objective of the amendments in this update is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for those obligations addressed within existing guidance in U.S. GAAP.  The amendment requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and an additional amount the reporting entity expects to pay on behalf of its co-obligors.  The entity is required to disclose the nature and amount of the obligation as well as other information about those obligations.  The Company adopted this ASU as of January 1, 2014.  This adoption did not have an effect on our financial statements.

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

Note 2 – Discontinued Operations

On August 1, 2013, the Company announced that it completed the sale of substantially all of the assets of its Imperial Group business to Imperial Group Manufacturing, Inc., a new company formed and capitalized by Wynnchurch Capital for total cash consideration of $30.0 million at closing, plus a contingent earn-out opportunity of up to $2.25 million.  The sale was effective as of July 31, 2013.  The sale resulted in recognition of a $12.0 million loss for the year ended December 31, 2013, which has been reclassified to discontinued operations.

Pursuant to the provisions of the purchase agreement, subject to certain limited exceptions, the purchaser purchased from Imperial all equipment, inventories, accounts receivable, deposits, prepaid expenses, intellectual property, contracts, real property interests, transferable permits and other intangibles related to the business and assumed Imperial's trade and vendor accounts payable and performance obligations under those contracts included in the purchased assets.  The real property interests acquired by the purchaser include ownership of three plants located in Decatur, Texas, Dublin, Virginia and Chehalis, Washington and a leasehold interest in a plant located in Denton, Texas.  Imperial retained ownership of its real property located in Portland, Tennessee and included a $2.5 million impairment charge for this property in the loss on sale.   The Company leased the Portland, Tennessee facility to the purchaser from the closing date of the transaction through October 31, 2014.  The future function of this facility is currently being evaluated.

In connection with these transactions, we have reclassified current and prior period operating results, including the gain/loss on the sale transactions, to discontinued operations.

The following table presents sales and income from operations attributable to Imperial, Fabco, Bostrom Seating and Brillion Farm.

	Year Ended December 31,
(In thousands)	2014	2013	2012

Net sales	$—	$70,965	$135,137

Loss from operations	(42)	(1,758)	(4,061)
Other income (expense)	(211)	1,765	—
Income tax provision (benefit)	—	—	—
Loss on sale	—	(11,985)	(571)
Discontinued operations	$(253)	$(11,978)	$(4,632)

The loss related to the sale of Imperial as of July 31, 2013 was as follows:

(In thousands)

Proceeds from sale	$30,000

Accounts receivable	12,478
Inventories	10,692
Prepaid expenses and other current assets	63
Property plant and equipment	21,868
Accounts payable	(8,672)
Net assets sold	36,429
Impairment of real estate	2,540
Other accrued fees and expenses	3,016

Net loss from sale	$(11,985)

Note 3 – Inventories

Inventories at December 31, 2014 and 2013, on a FIFO basis, were as follows:

(In thousands)	December 31, 2014	December 31, 2013
Raw materials	$8,244	$7,483
Work in process	14,073	12,996
Finished manufactured goods	20,748	18,850
Total inventories	$43,065	$39,329

Note 4 - Goodwill and Other Intangible Assets

The Company performs its annual assessment for impairment of goodwill at November 30 for all reporting units that have goodwill and tests these balances more frequently if indicators are present or changes in circumstances suggest that impairment may exist.  The estimates and assumptions underlying the fair value calculations used in the Company's annual impairment tests are uncertain by their nature and can vary significantly from actual results.  Factors that management must estimate include, but are not limited to, industry and market conditions, sales volume and pricing, raw material costs, capital expenditures, working capital changes, cost of capital, and tax rates.  These factors are especially difficult to predict when U.S. and global financial markets are volatile. The estimates and assumptions used in its impairment tests are consistent with those the Company uses in its internal planning. These estimates and assumptions may change from period to period.  If the Company uses different estimates and assumptions in the future, impairment charges may occur and could be material.

In performing the annual impairment test for goodwill, the Company utilizes the two-step approach.  The first step under this guidance requires a comparison of the carrying value of the reporting units to the fair value of these reporting units.  Only the Wheels and Brillion reporting units have Goodwill, therefore, the test only applies to those reporting units. The Company uses a blend of the income and market valuation approaches to determine the fair value of each reporting unit.  The income approach calculates fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting these after-tax cash flows to a present value using a risk-adjusted discount rate and a market approach that uses guideline companies. The market approach uses financial measures from guideline companies to apply to the Company's reporting units' revenue and earnings.  If the blended fair value of the reporting unit exceeds the carrying value of the net assets including goodwill assigned to that unit, goodwill is not impaired. If the carrying value of a reporting unit exceeds its fair value, the Company performs the second step of the goodwill impairment test to measure the amount of impairment loss, if any.  The second step of the goodwill impairment test compares the implied fair value of a reporting unit's goodwill to its carrying value.

For 2014 and 2013, we evaluated the value of the goodwill and indefinite lived intangibles for each reporting units and determined there was no impairment indicator.  In the most recent test for impairment, the Wheels reporting unit had 7 percent of value in excess of its carrying value.  Considering the cyclical nature of the North American commercial vehicle industry and our other end-markets, along with other economic trends, the Company will continue to closely monitor the performance of the Wheels and Brillion reporting units for any indication of potential impairment triggering events.

For 2012, as a result of business developments in the Gunite reporting unit, including a loss of customer market share, evidence of declining aftermarket sales, overall reduced production levels of the commercial vehicle market, operating losses for the past several years, and recent declines in the Company's stock price to an amount below book value, the Gunite reporting unit failed the step one goodwill impairment test.  As of December 31, 2012 the Company estimated the fair value of the Gunite reporting unit utilizing a discounted cash flow model as the Company believes it is the most reliable indicator of fair value.  Therefore, the second step of the analysis was performed resulting in the Company recognizing goodwill impairment charges of $62.8 million in 2012.  The Wheels and Brillion reporting units both passed the step one test.

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

If events or circumstances change, a determination is made by management to ascertain whether certain indefinite lived intangibles such as customer relationships and technology have been impaired based on the sum of expected future undiscounted cash flows from operating activities. If the estimated net cash flows are less than the carrying amount of such assets, an impairment loss is recognized in an amount necessary to write down the assets to fair value as determined from expected future discounted cash flows.

For 2014 and 2013, we evaluated definite lived intangible assets for potential impairment indicators and determined there were none.

For 2012, we performed a recoverability test of the Gunite's definite lived intangible assets by using an undiscounted cash flow method.  We first determined the asset group to be the Gunite reporting unit, which represents the lowest level of identifiable cash flows.  Our test concluded that the Gunite asset group was not recoverable as the resulting undiscounted cash flows were less than the carrying amount of the asset group.  Accordingly, we estimated the fair value of the definite lived intangible assets to determine the impairment amount.  Determining fair value is judgmental in nature and requires the use of significant estimates and assumptions, considered to be Level 3 inputs.

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

As a result of the fair value measurements for Gunite's trade names, customer relationships and technology, the Company recorded an impairment charge of these intangible assets totaling $36.8 million for the year ended December 31, 2012.

The following represents the carrying amount of goodwill, on a reportable segment basis:

(In thousands)	Wheels	Brillion Iron Works	Total
Balance as of December 31, 2013	$96,283	$4,414	$100,697
Balance as of December 31, 2014	$96,283	$4,414	$100,697

The changes in the carrying amount of other intangible assets for the period December 31, 2012 to December 31, 2014 by reportable segment for the Company, are as follows:

(In thousands)	Wheels	Brillion Iron Works	Corporate	Total
Balance as of December 31, 2012	$130,668	$2,833	$679	$134,180
Additions	—	—	—	—
Amortization	(7,904)	(167)	(679)	(8,750)
Balance as of December 31, 2013	$122,764	$2,666	$—	$125,430
Additions	671	—	—	671
Amortization	(7,970)	(168)	—	(8,138)
Balance as of December 31, 2014	$115,465	$2,498	$—	$117,963

The summary of goodwill and other intangible assets is as follows:

		As of December 31, 2014			As of December 31, 2013
(In thousands)	Weighted Average Useful Lives	Gross Amount	Accumulated Amortization	Carrying Amount	Gross Amount	Accumulated Amortization	Carrying Amount
Goodwill	—	$100,697	$—	$100,697	$100,697	$—	$100,697
Other intangible assets:
Trade names	—	25,200	—	25,200	25,200	—	25,200
Technology	10	39,169	23,158	16,011	38,849	20,497	18,352
Customer relationships	19.9	127,304	50,552	76,752	129,093	47,215	81,878
		$191,673	$73,710	$117,963	$193,142	$67,712	$125,430

We estimate that the annual aggregate intangible asset amortization expense for the Company will be approximately $8.1 million in 2015 through 2019.

Note 5 – Assets Held for Sale

At December 31, 2013, assets totaling $1.3 million were classified as held for sale.  The assets consisted of a building and land related to the Elkhart, IN facility that our Gunite business exited in 2012.  The sale of these assets was completed on February 24, 2014, net proceeds totaled $1.1 million.

Note 6 - Property, Plant and Equipment

Property, plant and equipment at December 31, 2014 and 2013 consist of the following:

(In thousands)	2014	2013
Land and land improvements	$15,859	$16,124
Buildings	63,245	63,242
Machinery and equipment	284,447	259,697
Property, plant and equipment, gross	363,551	339,063
Less: accumulated depreciation	151,368	119,439
Property, plant and equipment, net	$212,183	$219,624

Depreciation expense for the years ended December 31, 2014, 2013, and 2012 was $33.7 million, $35.6 million and $48.1 million, respectively.

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

We performed a recoverability test of the Gunite's long-lived assets by using an undiscounted cash flow method.  We first determined the asset group to be the Gunite reporting unit, which represents the lowest level of identifiable cash flows.  Our test concluded that the Gunite asset group was not recoverable as the resulting undiscounted cash flows were less than the carrying amount of the asset group.  Accordingly, we estimated the fair value of the long lived assets to determine the impairment amount.  Determining fair value is judgmental in nature and requires the use of significant estimates and assumptions, considered to be Level 3 inputs.

To determine the estimated fair value of real and personal property, the market approach and cost approach were considered.  The income approach was not considered as we concluded it was not feasible to allocate or attribute income to individual assets given our asset group determination to be the Gunite reporting unit.  Under the cost approach, the determination of fair value considered the estimates of the cost to replace or reproduce assets of equal utility at current prices with adjustments in value for physical deterioration and functional obsolescence based on the condition of the assets. Under the market approach, the determination of fair value considered the market prices in transactions for similar assets and certain direct market values based on quoted prices from brokers and market professionals.  For real estate, we concluded that the market approach was the most appropriate valuation method.  For buildings, we concluded that the cost approach was the most appropriate valuation method.  For personal property, we concluded that the cost approach, adjusted for an in-exchange or salvage premise, was the most appropriate method for determining fair value.

Significant Level 3 inputs for real estate and building measurements included location of the property, zoning, physical deterioration, functional obsolescence and external obsolescence.  Significant Level 3 inputs for personal property included physical deterioration, functional obsolescence and economic obsolescence.

As a result of our fair value estimates, we adjusted the carrying amount of the Gunite's personal property to fair value and recorded asset impairment charges of $34.1 million in 2012.  The fair value estimates for the Gunite personal property were based on a valuation premise that assumes the assets' highest and best use are different than their current use as a result of lower volume demands for Gunite's products due to the loss of customers in 2012, reduced production levels in the commercial vehicle market, and its declining aftermarket segments in North America.

Note 7 - Debt

As of December 31, 2014, total debt was $323.2 million consisting of $306.2 million of our outstanding 9.5% senior secured notes, net of discount, and a $17.0 million draw on our ABL facility. As of December 31, 2013, total debt was $330.2 million consisting of $305.2 million of our outstanding 9.5% senior secured notes, net of discount and a $25.0 million draw on our ABL facility.

The following table represents the average interest rate and average amount outstanding under our ABL facility as of the year ended December 31, 2014 and 2013:

	Average interest rate for the year ended December 31,		Average amount outstanding for the year ended December 31,
(In thousands)	2014	2013	2014	2013

ABL Facility	2.55%	3.70%	$31,002	$38,180

On July 11, 2013, we entered into an Asset Based Loan ("New ABL Facility") Facility and used $45.3 million of borrowings under the New ABL Facility and cash on hand to repay all amounts outstanding under the Prior ABL Facility and to pay related fees and expenses.

Our debt consists of the following:

●	ABL Credit Agreement —On July 11, 2013, we entered into the New ABL Facility and used $45.3 million of borrowings under the New ABL Facility and cash on hand to repay all amounts outstanding under the Prior ABL Facility and to pay related fees and expenses.

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

●	9.5% Senior Secured Notes — On July 29, 2010, we issued $310.0 million aggregate principal amount of senior secured notes. Under the terms of the indenture governing the senior secured notes, the senior secured notes bear interest at a rate of 9.5% per year, paid semi-annually in February and August, and mature on August 1, 2018. Prior to maturity we may redeem the senior secured notes on the terms set forth in the indenture governing the senior secured notes. The senior secured notes are guaranteed by the Guarantors (see Note 17), and the senior secured notes and the related guarantees are secured by first priority liens on the Notes Priority Collateral and second priority liens on the ABL Priority Collateral. Associated with the issuance of the senior secured notes, we recorded a discount of $3.8 million, which is being amortized over the life of the notes as a component of interest expense.

Restrictive Debt Covenants. Our credit documents (the  New ABL Facility and the indentures governing the senior secured notes) contain operating covenants that limit the discretion of management with respect to certain business matters. These covenants place significant restrictions on, among other things, the ability to incur additional debt, to pay dividends, to create liens, to make certain payments and investments and to sell or otherwise dispose of assets and merge or consolidate with other entities. In addition, the New ABL Facility contains a financial covenant which requires us to maintain a fixed charge coverage ratio, which is when the excess availability is less than 10 percent of the total commitment under the New ABL Facility. Due to the amount of our excess availability (as calculated under the New ABL Facility), the Company is not currently in a compliance period and, we do not have to maintain a fixed charge coverage ratio, although this is subject to change.

Note 8 - Pension and Other Postretirement Benefit Plans

We have funded noncontributory employee defined benefit pension plans that cover U.S. and Canadian employees (the "plans") who meet eligibility requirements. Employees covered under the U.S. salaried plan, who were hired prior to 2006, are eligible to participate upon the completion of one year of service and benefits are determined by their cash balance accounts, which are based on interest allocations they earned each year and pay allocations earned for years prior to 2009. Employees covered under the Canadian salaried plan are eligible to participate upon the completion of two years of service and benefits are based upon career average salary and years of service. Employees who are covered under the hourly plans are generally eligible to participate at the time of employment and benefits are generally based on a fixed amount for each year of service. U.S. employees are vested in the plans after five years of service; Canadian hourly employees are vested after two years of service. We use a December 31 measurement date for all of our plans.  For the pension obligation as of December 31, 2014, the Company used the recently issued mortality tables.  This change along with an increased discount rate increased our obligation.

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

Obligations and Funded Status:

	Pension Benefits		Other Benefits
	Year Ended December 31,		Year Ended December 31,
(In thousands)	2014	2013	2014	2013
Change in benefit obligation:
Benefit obligation—beginning of period	$232,901	$259,706	$74,933	$87,125
Service cost	1,088	1,156	340	528
Interest cost	10,764	10,320	3,670	3,467
Actuarial losses (gains)	31,205	(12,102)	12,469	(10,801)
Benefits paid	(14,421)	(18,260)	(4,295)	(4,078)
Foreign currency exchange rate changes	(10,679)	(8,074)	(1,780)	(1,325)
Curtailment	—	—	—	—
Plan amendment	—	—	435	(539)
Incurred retiree drug subsidy reimbursements	—	—	180	172
Plan participant's contributions	103	155	422	384
Benefit obligation—end of period	$250,961	$232,901	$86,374	$74,933

Accumulated benefit obligation	$250,745	$232,208	$86,374	$74,933

Change in plan assets:
Fair value of assets—beginning of period	$220,707	$203,268	$—	$—
Actual return on plan assets	21,939	33,625	—	—
Employer contributions	11,376	9,539	3,873	3,694
Plan participant's contributions	103	155	422	384
Benefits paid	(14,421)	(18,260)	(4,295)	(4,078)
Foreign currency exchange rate changes	(11,572)	(7,620)	—	—
Fair value of assets—end of period	228,132	220,707	—	—
Reconciliation of funded status:
Unfunded status	$(22,829)	$(12,194)	$(86,374)	$(74,933)
Amounts recorded in the consolidated balance sheets:
Prepaid benefit cost	$9,518	$8,493	$—	$—
Accrued benefit liability	(32,348)	(20,687)	(86,374)	(74,933)
Accumulated other comprehensive loss (income)	35,621	15,201	6,507	(5,292)
Net amount recognized	$12,791	$3,007	(79,867)	$(80,225)
Amounts recorded in AOCI in the following fiscal year:
Amortization of prior service (credit) cost	$44	$44	$(35)	$(35)
Amortization of net (gain)/loss	1,304	201	443	322
Total amortization	$1,348	$245	$408	$287

Components of Net Periodic Benefit Cost:

Pension Benefits
	Year Ended December 31,
(In thousands)	2014	2013	2012
Service cost-benefits earned during the period	$1,088	$1,156	$1,785
Interest cost on projected benefit obligation	10,764	10,320	11,198
Expected return on plan assets	(12,812)	(11,726)	(11,800)
Prior service cost (net)	44	44	44
Other amortization (net)	211	2,607	1,035
Total benefits cost (credited) charged to income	$(705)	$2,401	$2,262

Recognized in other comprehensive income (loss):
Amortization of net transition (asset) obligation	$—	$—	$(1,035)
Prior service (credit) cost	—	—	—
Amortization of prior service (credit) cost	(44)	(44)	(44)
Change in net actuarial (gain) loss	20,674	(35,568)	16,052
Amortization of net actuarial valuation (gain) loss	(211)	(2,607)	—
Amounts recognized in other comprehensive income	20,419	(38,219)	14,973
Amounts recognized in total benefits charged to income and other comprehensive income	$19,714	$(35,818)	$17,235

Other Benefits
	Year Ended December 31,
(In thousands)	2014	2013	2012
Service cost-benefits earned during the period	$340	$528	$478
Interest cost on projected benefit obligation	3,670	3,467	3,999
Prior service cost (net)	(35)	—	—
Other one-time charge	435	—	—
Other amortization (net)	299	114	(34)
Total benefits cost charged to income	$4,709	$4,109	$4,443

Recognized in other comprehensive income (loss):
Amortization of net transition (asset) obligation	$35	$—	$35
Change in net actuarial (gain) loss	11,764	(11,660)	4,764
Amounts recognized in other comprehensive income	11,799	(11,660)	4,799
Amounts recognized in total benefits charged to income and other comprehensive income	$16,508	$(7,551)	$9,242

Actuarial Assumptions:

Assumptions used to determine benefit obligations as of December 31 were as follows:

	Pension Benefits		Other Benefits
	2014	2013	2014	2013
Average discount rate	3.99%	4.77%	4.14%	4.85%
Rate of increase in future compensation levels	3.00%	3.00%	N/A	N/A

Assumptions used to determine net periodic benefit cost for the years ended December 31 were as follows:

	Pension Benefits		Other Benefits
	2014	2013	2014	2013
Average discount rate	4.77%	4.19%	4.85%	4.20%
Rate of increase in future compensation levels	3.00%	3.00%	N/A	N/A
Expected long-term rate of return on assets	6.12%	6.08%	N/A	N/A

The expected long-term rate of return on assets is determined primarily by looking at past performance. In addition, management considers the long-term performance characteristics of the asset mix.

Assumed health care cost trend rates at December 31 were as follows:

	2014	2013
Health care cost trend rate assumed for next year	7.17%	7.63%
Rate to which the cost trend rate is assumed to decline	4.81%	4.82%
Year that the rate reaches the ultimate trend rate	2024	2022

The health care cost trend rate assumption has a significant effect on the amounts reported. A one-percentage point change in assumed health care cost trend rates would have the following effects on 2014:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost	$1,034	$(556)
Effect on postretirement benefit obligation	$11,763	$(9,498)

Plan Assets:

Our pension plan weighted-average asset allocations by level within the fair value hierarchy at December 31, 2014, are presented in the table below. Our pension plan assets were accounted for at fair value and are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  Our Level 1 plan assets are valued using active trading prices as listed in the New York stock exchange and the Toronto stock exchange. Our Level 2 plan assets are securities for which the market is not considered to be active and are valued using observable inputs, which may include, among others, the use of adjusted market prices, last available bids or last available sales prices.  Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and their placement within the fair value hierarchy levels. For more information on a description of the fair value hierarchy, see Note 13.

(In thousands)	Level 1	Level 2	Level 3	Total	% of Total
Cash and cash equivalents	$6,756	$—	$—	$6,756	3%
Equity securities:
U.S. large-cap	12,030	11,815	—	23,845	10%
U.S. mid-cap	—	13,255	—	13,255	6%
U.S. small-cap	—	4,426	—	4,426	2%
U.S. indexed	—	12,018	—	12,018	5%
Canadian large-cap	5,503	—	—	5,503	2%
Canadian mid-cap	2,002	—	—	2,002	1%
Canadian small-cap	167	—	—	167	0%
Large growth	—	6,381	—	6,381	3%
Pooled equities	—	9,516	—	9,516	4%
International markets	—	14,588	—	14,588	6%
Fixed income securities:
Government bonds	30,812	4,166	—	34,978	15%
Corporate bonds	60,121	34,576	—	94,697	42%
Total assets at fair value	$117,391	$110,741	$—	228,132	$100%
% of fair value hierarchy	51%	49%	—	100%

Our pension plan weighted-average asset allocations by level within the fair value hierarchy at December 31, 2013, are presented in the following table:

(In thousands)	Level 1	Level 2	Level 3	Total	% of Total
Cash and cash equivalents	$8,314	$—	$—	$8,314	4%
Equity securities:
U.S. large-cap	21,639	—	—	21,639	10%
U.S. mid-cap	—	6,840	—	6,840	3%
U.S. small-cap	—	3,399	—	3,399	2%
U.S. indexed	—	18,954	—	18,954	9%
Canadian large-cap	27,574	—	—	27,574	12%
Canadian mid-cap	11,263	—	—	11,263	5%
Large growth	—	11,659	—	11,659	5%
Pooled equities	10,775	3,271	—	14,046	6%
International markets	—	26,545	—	26,545	12%
Fixed income securities:
Government bonds	11,185	10,754	—	21,939	10%
Corporate bonds	25,684	22,851	—	48,535	22%
Total assets at fair value	$116,434	$104,273	$—	$220,707	100%
% of fair value hierarchy	53%	47%	—	100%

Our investment objectives are (1) to maintain the purchasing power of the current assets and all future contributions; (2) to maximize return within reasonable and prudent levels of risk; (3) to maintain an appropriate asset allocation policy that is compatible with the actuarial assumptions while still having the potential to produce positive real returns; and (4) to control costs of administering the plan and managing the investments.

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

	Minimum	Maximum
Total Equities	14%	20%
Foreign Equities	7%	10%
Bonds and Mortgages	70%	80%
Short-Term	0%	0%

Cash Flows—We expect to contribute approximately $8.3 million to our pension plans and $4.2 million to our other postretirement benefit plans in 2015. Pension and postretirement benefits (which include expected future service) are expected to be paid out of the respective plans as follows:

(In thousands)	Pension Benefits	Other Benefits
2015	$14,029	$4,406
2016	$14,067	$4,554
2017	$13,890	$4,742
2018	$14,037	$4,820
2019	$14,099	$4,937
2020 – 2024 (in total)	$72,275	$25,766

Other Plans—We also provide a 401(k) savings plan and a retirement contribution plan for substantially all U.S. salaried employees. Expenses recognized for the years ended December 31, 2014, 2013, and 2012 totaled $1.1 million, $1.3 million, and $1.4 million, respectively.

Note 9 – Income Taxes

The components of income (loss) from continuing operations before income taxes, categorized based on the location of the taxing authorities were as follows:

	Years Ended December 31,
(In thousands)	2014	2013	2012
United States	$(13,326)	$(46,121)	$(177,894)
Foreign	8,745	9,542	2,862
Loss from continuing operations	$(4,581)	$(36,579)	$(175,032)

The income tax provision (benefit) are as follows:

	Years Ended December 31,
(In thousands)	2014	2013	2012
Current:
Federal	$(1,364)	$157	$313
State	13	(10)	400
Foreign	1,138	2,644	1,433
	(213)	2,791	2,146
Deferred:
Federal	(3,625)	(10,694)	(43,749)
State	—	—	(19)
Foreign	(139)	(687)	(2,232)
Valuation allowance	1,450	(1,654)	42,197
	(2,314)	(13,035)	(3,803)
Total provision (benefit)	$(2,527)	$(10,244)	$(1,657)

A reconciliation of the U.S. statutory tax rate to our effective tax rate is as follows:

	Years Ended December 31,
	2014	2013	2012
Statutory tax rate	(35.0)%	(35.0)%	(35.0)%
State and local income taxes	0.3%	0.0%	0.2%
Incremental foreign tax (benefit)	(15.5)%	(2.1)%	(0.1)%
Change in valuation allowance	31.7%	8.8%	23.6%
Goodwill impairment	0.0%	0.0%	12.3%
Permanent items	(29.4)%	(0.5)%	2.9%
Change in rate applied to deferred items	30.5%	(0.1)%	0.0%
Change in liability for unrecognized tax benefits	(40.1)%	0.2%	(0.5)%
Other items—net	2.4%	0.7%	(2.7)%
Effective tax rate	(55.1)%	(28.0)%	0.7%

Deferred income tax assets and liabilities comprised the following at December 31:

(In thousands)	December 31, 2014	December 31, 2013
Deferred tax assets:
Postretirement and postemployment benefits	$29,250	$23,837
Accrued liabilities, reserves and other	2,082	3,563
Debt transaction and refinancing costs	2,665	2,650
Inventories	1,621	1,628
Accrued compensation and benefits	3,251	3,331
Worker's compensation	1,279	1,599
Pension benefit	9,377	6,529
State income taxes	2,057	1,674
Tax credits	3,737	3,717
Indirect effect of unrecognized tax benefits	1,993	2,298
Loss carryforwards	101,418	95,000
Valuation allowance	(110,120)	(99,594)
Total deferred tax assets	48,610	46,232
Deferred tax liabilities:
Asset basis and depreciation	(13,225)	(11,403)
Intangible assets	(46,246)	(48,048)
Total deferred tax liabilities	(59,471)	(59,451)
Net deferred tax liability	(10,861)	(13,219)
Current deferred tax asset	2,687	3,806
Long-term deferred tax asset	1,289	503
Long-term deferred income tax asset (liability)—net	$(14,837)	$(17,528)

The Company has recorded a deferred tax asset reflecting a benefit of $88.0 million of federal loss carryforwards and $13.4 million of state loss carryforwards as of December 31, 2014. As a result of bankruptcy, the Company underwent an ownership change that subjects these losses to limitations pursuant to IRS Code Section 382. As a result of this limitation, a portion of the carryforwards may expire before being applied to reduce future income tax liabilities. These deferred tax assets will expire beginning 2016 through 2034. We have deferred tax assets for additional state tax credits which will expire beginning 2017 through 2026. We also have recorded deferred tax assets for federal tax credits which will expire beginning 2029. Realization of deferred tax assets is dependent upon taxable income within the carryforward periods available under the applicable tax laws. Although realization of deferred tax assets in excess of deferred tax liabilities is not certain, management has concluded that it is more likely than not the Company will realize the full benefit of deferred tax assets in foreign jurisdictions. However, during 2013 and 2014, management has concluded that it is more likely than not that we will not realize the full benefit of our U.S. federal and state deferred tax assets due to three cumulative years of net losses and changes of management's estimate of future earnings, and recorded a valuation allowance against the amounts that are not likely to be recognized as of 2013 and 2014. For the period ended December 31, 2014, the valuation allowance increased by $10.5 million, of which $1.5 million was attributable to continuing operations, and $9.0 million was attributable to attributes that have no effect on the Company's effective rate. For the period ended December 31, 2013, the valuation allowance decreased by $1.7 million, which is attributable to $3.2 million increase from continuing operations, a $4.4 million increase from discontinued operations, and a $9.3 million decrease related to attributes that have no effect on the Company's effective tax rate.

Income tax expense or benefit from continuing operations is generally determined without regard to other categories of earnings, such as discontinued operations and OCI. An exception is provided in ASC 740 when there is aggregate income from categories other than continuing operations and a loss from continuing operations in the current year. In this case, the tax benefit allocated to continuing operations is the amount by which the loss from continuing operations reduces the tax expenses recorded with respect to the other categories of earnings, even when a valuation allowance has been established against the deferred tax assets. In instances where a valuation allowance is established against current year losses, income from other sources, including unrealized gains from pension and post-retirement benefits recorded as a component of OCI, is considered when determining whether sufficient future taxable income exists to realize the deferred tax assets. As a result, for the year ended December 31, 2013, the Company recorded a tax expense of $12.6 million in OCI related to the unrealized gains on pension and post-retirement benefits, and recorded a corresponding tax benefit of $12.6 million in continuing operations.  This treatment was not applicable for the year ended December 31, 2014 due to unrealized losses in the pension and post-retirement.

No provision has been made for U.S. income taxes related to undistributed earnings of our Canadian foreign subsidiary that we intend to permanently reinvest in order to finance capital improvements and/or expand operations either through the expansion of the current operations or the purchase of new operations. At December 31, 2014, Accuride Canada had $20.7 million of cumulative retained earnings. The Company distributes earnings for the Mexican foreign subsidiary and expects to distribute earnings annually. Therefore, deferred tax liabilities are recorded for undistributed earnings and profits.  For 2013 and 2014, there are no undistributed earnings of our Mexican foreign subsidiary.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits are as follows:

	Years Ended December 31,
(In thousands)	2014	2013	2012
Balance at beginning of the period	$3,526	$4,640	$7,033
Additions based on tax positions related to the current year	—	5	4
Additions for tax positions of prior years	—	—	—
Reductions for tax positions of prior years	(741)	—	(800)
Removal of penalties and interest	—	—	—
Reductions due to lapse of statute of limitations	(160)	(1,119)	(1,597)
Settlements with taxing authorities	—	—	—
Balance at end of period	$2,625	$3,526	$4,640

The total amount of unrecognized tax benefits that would, if recognized, impact the effective income tax rate was approximately $2.6 million as of December 31, 2014.

We also recognize accrued interest expense and penalties related to the unrecognized tax benefits as additional tax expense, which is consistent with prior periods. The total amount of accrued interest and penalties was $3.1 million and $0.8 million respectively, as of December 31, 2014. A net decrease in interest of $0.5 million and a net decrease in penalties of $0.7 million was recognized in 2014. The total amount of accrued interest and penalties was approximately $3.6 million and $1.5 million, respectively, as of December 31, 2013.

As of December 31, 2014, we were open to examination in the U.S. federal tax jurisdiction for the 2011-2013 tax years, in Canada for the years of 2006-2013, and in Mexico for the years of 2008-2013. We were also open to examination in various state and local jurisdictions for the 2010-2013 tax years, none of which were individually material. Tax years 2007 - 2010 in the U.S. federal tax jurisdiction, and 1998-2010 in various state and local jurisdictions, remain open subject to the future utilization of net operating losses generated in those years. We believe that our accrual for tax liabilities is adequate for all open audit years. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events.

The Company is not currently under any U.S. federal, state or local or non-U.S. income tax examinations and therefore does not anticipate significant increases or decreases in its remaining unrecognized tax benefits within the next twelve months.

Note 10 – Stock-Based Compensation Plans

On May 18, 2010, the Company authorized and granted 182,936 shares of Common Stock for issuance pursuant to individual restricted stock unit agreements with employees of the Company. The awards granted on May 18, 2010 vested in installments of 33%, 33%, and 34% over a three year period on the anniversary date of the grant, subject to continued service to the Company. On August 3, 2010, the Company authorized and granted 55,790 shares of Common Stock for issuance pursuant to individual restricted stock unit agreements with directors of the Company. The awards granted on August 3, 2010 vested on March 1, 2011 and March 1, 2014, subject to continued service to the Company as of those dates.

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

On March 13, 2014, our Board of Directors adopted, subject to shareholder approval, the Second Amended and Restated 2010 Incentive Award Plan, which increased the number of shares of our common stock available for grants under the plan by 1,700,000 shares, extended the term of the plan until 2024, and made certain other adjustments. Our shareholders approved the Second Amended and Restated 2010 Incentive Award Plan at our Annual Meeting in April 2014, which resulted in a total of 5,200,000 shares of Common Stock being reserved for issuance under the plan.

Service Options – In August, 2012, we granted stock options to certain officers and other key employees as consideration for service. Options granted generally vest ratably over a three year period and have 10-year contractual terms. The table below summarizes service option activity during the year ended December 31, 2014:

	Number of Options	Weighted Average Grant-date Fair Value	Weighted Average Remaining Vesting Period	Aggregate Intrinsic Value
Service options outstanding at December 31, 2013	165,197	$—
Granted	—	—
Exercised	—	—
Forfeited	(21,102)	$8.00
Service options outstanding at December 31, 2014	144,095	$8.00	0.4 years	—
Service options vested or expected to vest	144,095	$8.00	0.4 years	—
Service options exercisable at December 31, 2014	—	$—	—	—

There is no intrinsic value on service options outstanding due to the closing price on December 31, 2014 being lower than the strike price of the options.

Restricted Stock Units ("RSUs") – We grant RSUs to certain officers and other key employees as consideration for service. The table below summarizes RSU activity during the year ended December 31, 2014:

	Number of RSUs	Weighted Average Grant-date Fair Value	Weighted Average Remaining Vesting Period
RSUs unvested at December 31, 2013	887,958	$7.28
Granted	1,030,412	4.41
Vested	(149,394)	6.00
Forfeited	(257,202)	7.68
RSUs unvested at December 31, 2014	1,511,774	$5.42	—
RSUs expected to vest	1,041,001	$-	1.73

As of December 31, 2014, there was approximately $2.3 million of unrecognized pre-tax compensation expense related to share-based awards not yet vested that will be recognized over a weighted-average period of 1.7 years. The fair market value of our vested shares and shares expected to vest as of December 31, 2014 was $2.0 million and $5.9 million, respectively.

        Compensation expense for share-based compensation programs was recognized as a component of operating expenses as follows:

	Years Ended December 31,
(In thousands)	2014	2013	2012
Share-based compensation expense recognized	$2,456	$2,411	$3,119

In determining the estimated fair value of our stock option awards as of the grant date, we used the Black-Scholes option-pricing model with the assumptions illustrated in the table below:

For the Year Ended December 31,
2012
Expected Dividend Yield	0.00%
Expected Volatility in Stock Price	56.4%
Risk-Free Interest Rate	0.9%
Expected Life of Stock Awards	6.0
Weighted-Average Fair Value at Grant Date	$4.19

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

Note 11 – Commitments

We lease certain plant, office space, and equipment for varying periods. Management expects that in the normal course of business, expiring leases will be renewed or replaced by other leases. Purchase commitments related to fixed assets at December 31, 2014 and 2013 totaled $12.5 million and $4.4 million, respectively. Capital lease commitments totaled $12.2 million and $13.6 million in 2014 and 2013 respectively. Rent expense for the years ended December 31, 2014, 2013, and 2012, was $5.8 million, $3.5 million, and $4.5 million respectively. Future minimum lease payments for all non-cancelable operating leases having a remaining term in excess of one year at December 31, 2014, are as follows:

(In thousands)
2015	$5,882
2016	6,377
2017	5,102
2018	3,514
2019	2,636
Thereafter	2,142
Total	$25,653

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

	Year Ended December 31,
(In thousands)	2014	2013	2012
Net sales to external customers:
Wheels	$402,146	$364,614	$414,340
Gunite	171,263	168,988	221,974
Brillion Iron Works	131,769	109,281	158,320
Consolidated total	$705,178	$642,883	$794,634

Operating income (loss):
Wheels	$41,823	$30,883	$44,928
Gunite	16,710	2,599	(151,940)
Brillion Iron Works	4,523	1,027	11,969
Corporate / Other	(30,418)	(35,741)	(44,187)
Consolidated total	$32,638	$(1,232)	$(139,230)

Current and prior period operating results from Imperial Group were reclassified to discontinued operations during the year ended December 31, 2013.  The reconciling item between operating income and income (loss) before income taxes from continuing operations includes net interest expense, other income (loss), and restructuring items. The reconciling item for years ended December 31, 2014, 2013, and 2012 was ($37.2) million, ($35.3) million and ($35.8) million, respectively. Excluded from net sales above, are inter-segment sales from Brillion Iron Works to Gunite, as shown in the table below:

	Years Ended December 31,
(In thousands)	2014	2013	2012
Inter-segment sales	$12,568	$15,987	$26,405

	As of
(In thousands)	December 31, 2014	December 31, 2013
Total assets:
Wheels	$441,835	$452,271
Gunite	59,600	55,016
Brillion Iron Works	55,226	52,547
Corporate / Other	41,761	51,943
Consolidated total	$598,422	$611,777

Geographic Information—Net sales are attributed to geographic areas based on the country in which the product is sold. Our operations in the United States, Canada, and Mexico are summarized below:

For Year Ended Dec. 31, 2014	United States	Canada	Mexico	Eliminations	Combined
Net sales:
Sales to unaffiliated customers—domestic	$568,087	$57	$14,867	$—	$583,011
Sales to unaffiliated customers—export	120,746	—	1,421	—	122,167
Total	$688,833	$57	$16,288	$—	$705,178
Long-lived assets	$775,973	$32,065	$10,883	$(370,379)	$448,542

For Year Ended Dec. 31, 2013	United States	Canada	Mexico	Eliminations	Combined
Net sales:
Sales to unaffiliated customers—domestic	$512,777	$77	$19,680	$—	$532,534
Sales to unaffiliated customers—export	109,940	—	409	—	110,349
Total	$622,717	$77	$20,089	$—	$642,883
Long-lived assets	$759,793	$31,291	$11,137	$(339,712)	$462,509

For Year Ended Dec. 31, 2012	United States	Canada	Mexico	Eliminations	Combined
Net sales:
Sales to unaffiliated customers—domestic	$665,479	$14	$22,854	$—	$678,347
Sales to unaffiliated customers—export	114,980	—	1,307	—	116,287
Total	$770,459	$14	$24,161	$—	$794,634
Long-lived assets	$816,599	$26,880	$11,335	$(339,712)	$515,102

The information for each of our geographic regions included sales to each of the three major customers in 2014 that each exceed 10% of total net sales. Sales to those customers are as follows:

	Years Ended December 31,
	2014		2013		2012
(In thousands)	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales
Customer one	$99,382	14.1%	$91,886	14.3%	$123,459	15.5%
Customer two	93,298	13.2%	90,624	14.1%	101,895	12.8%
Customer three	74,275	10.5%	59,749	9.3%	64,855	8.2%
	$266,955	37.8%	$242,259	37.7%	$290,209	36.5%

Sales by product grouping are as follows:

	Years Ended December 31,
	2014		2013		2012
(In thousands)	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales
Wheels	$402,146	57.0%	$364,614	56.7%	$414,340	52.1%
Wheel-end components and assemblies	171,263	24.3%	168,988	26.3%	221,974	27.9%
Ductile and gray iron castings	131,769	18.7%	109,281	17.0%	158,320	20.0%
	$705,178	100.0%	$642,883	100.0%	$794,634	100.0%

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

The carrying amounts of cash and cash equivalents, trade receivables, and accounts payable approximate fair value because of the relatively short maturity of these instruments. The fair value of our 9.5% senior secured notes are based on market quotes, which we determined to be Level 1 inputs, at December 31, 2014 was approximately $319.2 million compared to the carrying amount of $306.2 million and at December 31, 2013 was approximately $306.9 million compared to the carrying amount of $305.2 million.

The Company believes the fair value of the outstanding borrowings of our ABL facility at December 31, 2014 and 2013 equals the carrying value of $17.0 million and $25.0 million, respectively. As of December 31, 2014 and 2013 we had no other remaining significant financial instruments.

See Note 4, "Goodwill and Other Intangible Assets", and Note 6, "Property, Plant and Equipment", for a description of significant Level 3 inputs used in development of fair value of nonfinancial assets.

Note 14 – Quarterly Data (unaudited)

The following tables set forth certain quarterly income statement information for the years ended December 31, 2014 and 2013:

	2014
(In thousands, except per share data)	Q1	Q2	Q3	Q4	Total

Net sales	$166,784	$181,575	$184,007	$172,812	$705,178
Cost of goods sold	149,761	159,153	164,095	158,691	631,700
Gross profit	17,023	22,422	19,912	14,121	73,478
Operating expenses	10,454	10,118	9,868	10,400	40,840
Income from operations	6,569	12,304	10,044	3,721	32,638
Interest expense, net	(8,420)	(8,487)	(8,444)	(8,362)	(33,713)
Other loss, net	(530)	(169)	(805)	(2,002)	(3,506)
Income tax provision (benefit)	904	(1,461)	(410)	(1,560)	(2,527)
Income (loss) from continuing operations	(3,285)	5,109	1,205	(5,083)	(2,054)
Discontinued operations, net of tax	(288)	186	(106)	(45)	(253)
Net income (loss)	$(3,573)	$5,295	$1,099	$(5,128)	$(2,307)
Basic income (loss) per share
Continuing operations	$(0.07)	$0.11	$0.02	$(0.10)	$(0.04)
Discontinued operations	(0.01)	—	—	—	(0.01)
Total	$(0.08)	$0.11	$0.02	$(0.10)	$(0.05)
Diluted income (loss) per share
Continuing operations	$(0.07)	$0.11	$0.02	$(0.10)	$(0.04)
Discontinued operations	(0.01)	—	—	—	(0.01)
Total	$(0.08)	$0.11	$0.02	$(0.10)	$(0.05)

	2013
(In thousands, except per share data)	Q1	Q2	Q3	Q4	Total
Net sales	$162,987	$179,941	$155,264	$144,691	$642,883
Cost of goods sold	156,709	161,235	144,994	135,989	598,927
Gross profit	6,278	18,706	10,270	8,702	43,956
Operating expenses	11,075	12,747	10,995	10,371	45,188
Income (loss) from operations	(4,797)	5,959	(725)	(1,669)	(1,232)
Interest expense, net	(8,694)	(9,157)	(8,711)	(8,465)	(35,027)
Other income, net	145	(441)	546	(570)	(320)
Income tax provision (benefit)	1,409	1,464	(495)	(12,622)	(10,244)
Income (loss) from continuing operations	(14,755)	(5,103)	(8,395)	1,918	(26,335)
Discontinued operations, net of tax	(1,192)	(259)	(10,220)	(307)	(11,978)
Net income (loss)	$(15,947)	$(5,362)	$(18,615)	$1,611	$(38,313)
Basic income (loss) per share
Continuing operations	$(0.31)	$(0.11)	$(0.18)	$0.04	$(0.56)
Discontinued operations	(0.03)	—	(0.21)	(0.01)	(0.25)
Total	$(0.34)	$(0.11)	$(0.39)	$0.03	$(0.81)
Diluted income (loss) per share
Continuing operations	$(0.31)	$(0.11)	$(0.18)	$0.04	$(0.56)
Discontinued operations	(0.03)	—	(0.21)	(0.01)	(0.25)
Total	$(0.34)	$(0.11)	$(0.39)	$0.03	$(0.81)

Note 15 – Valuation and Qualifying Accounts

The following table summarizes the changes in our valuation and qualifying accounts:

	Year Ended December 31,
(In thousands)	2014	2013	2012
Balance—beginning of period	$259	$549	$676
Charges(credits) to cost and expense	92	139	267
Recoveries	—	89	(277)
Write offs	(24)	(366)	(117)
Balance—end of period	$327	$259	$549

Note 16 - Contingencies

We are from time to time involved in various legal proceedings of a character normally incidental to our business. We do not believe that the outcome of these proceedings will have a material effect on our consolidated financial statements.

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

As of December 31, 2014, we had an environmental reserve of approximately $1.5 million, related primarily to our foundry operations. This reserve is based on management's review of potential liabilities as well as cost estimates related thereto. Any expenditures required for us to comply with applicable environmental laws and/or pay for any remediation efforts will not be reduced or otherwise affected by the existence of the environmental reserve. Our environmental reserve may not be adequate to cover our future costs related to the sites associated with the environmental reserve, and any additional costs may have a material adverse effect on our business, results of operations or financial condition. The discovery of additional environmental issues, the modification of existing laws or regulations or the promulgation of new ones, more vigorous enforcement by regulators, the imposition of joint and several liability under CERCLA or analogous state laws, or other unanticipated events could also result in a material adverse effect.

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

As of December 31, 2014, we had approximately 2,247 employees, of which 497 were salaried employees with the remainder paid hourly. Unions represent approximately 1,512 of our employees, which is approximately 67 percent of our total employees. Each of our unionized facilities has a separate contract with the union that represents the workers employed at such facility. The union contracts expire at various times over the next few years with the exception of our union contract that covers the hourly employees at our Monterrey, Mexico, facility, which expires on an annual basis in January unless otherwise renewed. The 2015 negotiations in Monterrey were successfully completed prior to the expiration of our union contract. In 2012, we extended the labor contract at our London, Ontario facility through March 2018.  In 2013, we successfully negotiated our collective bargaining agreement at our Brillion, Wisconsin facility, extending that agreement through June, 2018.

In 2014, we successfully negotiated new bargaining agreements for our Erie, Pennsylvania and Rockford, Illinois facilities, which will expire on September 3, 2018 and March 29, 2019, respectively.

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

The following table summarizes product warranty activity recorded for years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
(In thousands)	2014	2013	2012
Balance—beginning of period	$301	$294	$797
Provision for new warranties	66	249	568
Payments	(117)	(258)	(1,071)
Sale of certain assets and liabilities	(8)	16	—
Balance—end of period	$242	$301	$294

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

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2014
(In thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
ASSETS
Cash and cash equivalents	$22,710	$—	$7,063	$—	$29,773
Accounts and other receivables, net	35,630	20,994	6,543	403	63,570
Intercompany receivable	191,272	5,086	53,055	(249,413)	—
Inventories	18,693	21,352	3,423	(403)	43,065
Other current assets	4,970	3,386	5,116	—	13,472
Total current assets	273,275	50,818	75,200	(249,413)	149,880
Property, plant, and equipment, net	78,603	101,648	31,932	—	212,183
Goodwill	96,283	4,414	—	—	100,697
Intangible assets, net	115,465	2,498	—	—	117,963
Investments in and advances to subsidiaries and affiliates	128,372	—	—	(128,372)	—
Other non-current assets	3,118	3,774	10,807	—	17,699
TOTAL	$695,116	$163,152	$117,939	$(377,785)	$598,422
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$15,209	$31,931	$9,312	$—	$56,452
Intercompany payable	249,407	—	6	(249,413)	—
Accrued payroll and compensation	4,002	5,458	1,160	—	10,620
Accrued interest payable	12,428	—	—	—	12,428
Accrued and other liabilities	4,183	10,060	3,328	—	17,571
Total current liabilities	285,229	47,449	13,806	(249,413)	97,071
Long term debt	323,234	—	—	—	323,234
Deferred and non-current income taxes	41,775	(20,736)	332	—	21,371
Other non-current liabilities	14,075	93,245	18,623	—	125,943
Stockholders' equity	30,803	43,194	85,178	(128,372)	30,803
TOTAL	$695,116	$163,152	$117,939	$(377,785)	$598,422

	December 31, 2013
(In thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
ASSETS
Cash and cash equivalents	$31,018	$—	$2,408	—	$33,426
Accounts and other receivables, net	31,871	19,955	7,694	—	59,520
Intercompany Receivable	—	164,940	79,722	(244,662)	—
Inventories	16,858	20,759	2,022	(310)	39,329
Other current assets	7,159	4,357	5,477	—	16,993
Total current assets	86,906	210,011	97,323	(244,972)	149,268
Property, plant, and equipment, net	80,286	103,800	35,538	—	219,624
Goodwill	96,283	4,414	—	—	100,697
Intangible assets, net	122,764	2,666	—	—	125,430
Investments in and advances to subsidiaries and affiliates	128,059	—	—	(128,059)	—
Other non-current assets	5,971	1,791	8,996	—	16,758
TOTAL	$520,269	$322,682	$141,857	$(373,031)	$611,777
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$12,092	$28,215	$7,220	—	$47,527
Intercompany payable	42,428	175,666	26,878	(244,972)	—
Accrued payroll and compensation	1,604	5,776	1,383	—	8,763
Accrued interest payable	12,535	—	—	—	12,535
Accrued and other liabilities	4,225	11,979	4,970	—	21,174
Total current liabilities	72,884	221,636	40,451	(244,972)	89,999
Long term debt	330,183	—	—	—	330,183
Deferred and non-current income taxes	36,970	(19,108)	(334)	—	17,528
Other non-current liabilities	18,348	75,769	18,066	—	112,183
Stockholders' equity	61,884	44,385	83,674	(128,059)	61,884
TOTAL	$520,269	$322,682	$141,857	$(373,031)	$611,777

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31, 2014
(In thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$473,264	$313,242	$131,269	$(212,597)	$705,178
Cost of goods sold	426,969	293,644	121,939	(210,852)	631,700
Gross profit	46,295	19,598	9,330	(1,745)	73,478
Operating expenses	39,428	1,228	184	—	40,840
Income (loss) from operations	6,867	18,370	9,146	(1,745)	32,638
Other income (expense):
Interest expense, net	(34,777)	(226)	1,290	—	(33,713)
Equity in earnings of subsidiaries	23,581	—	—	(23,581)	—
Other income (expense), net	(2,571)	453	(1,388)	—	(3,506)
Income (loss) before income taxes from continuing operations	(6,900)	18,597	9,048	(25,326)	(4,581)
Income tax provision (benefit)	(4,593)	1,068	998	—	(2,527)
Income (loss) from continuing operations	(2,307)	17,529	8,050	(25,326)	(2,054)
Discontinued operations, net of tax	—	—	(253)	—	(253)
Net income (loss)	$(2,307)	$17,529	$7,797	$(25,326)	$(2,307)

Comprehensive income (loss)	$(33,233)	$(19,022)	$(2,521)	$21,543	$(33,233)

	Year Ended December 31, 2013
(In thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$429,175	$288,220	$132,776	$(207,288)	$642,883
Cost of goods sold	403,996	277,955	123,535	(206,559)	598,927
Gross profit	25,179	10,265	9,241	(729)	43,956
Operating expenses	43,118	1,747	323	—	45,188
Income (loss) from operations	(17,939)	8,518	8,918	(729)	(1,232)
Other income (expense):
Interest expense, net	(35,664)	(800)	1,437	—	(35,027)
Equity in earnings of subsidiaries	11,786	—	—	(11,786)	—
Other income (expense), net	(259)	222	(283)	—	(320)
Income (loss) before income taxes from continuing operations	(42,076)	7,940	10,072	(12,515)	(36,579)
Income tax provision (benefit)	(3,763)	(8,438)	1,957	—	(10,244)
Income (loss) from continuing operations	(38,313)	16,378	8,115	(12,515)	(26,335)
Discontinued operations, net of tax	—	—	(11,978)	—	(11,978)
Net income (loss)	$(38,313)	$16,378	$(3,863)	$(12,515)	$(38,313)

Comprehensive income (loss)	$(5,191)	$32,012	$10,044	$(42,056)	$(5,191)

	Year Ended December 31, 2012
(In thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$438,350	$398,662	$146,620	$(188,998)	$794,634
Cost of goods sold	420,062	371,192	141,377	(188,998)	743,633
Gross profit	18,288	27,470	5,243	—	51,001
Operating expenses	16,384	173,557	290	—	190,231
Income (loss) from operations	1,904	(146,087)	4,953	—	(139,230)
Other income expense:
Interest expense, net	(34,672)	(239)	(27)	—	(34,938)
Equity in earnings of subsidiaries	(147,264)	—	—	147,264	—
Other income (expense), net	1,167	243	(2,274)	—	(864)
Income (loss) before income taxes from continuing operations	(178,865)	(146,083)	2,652	147,264	(175,032)
Income tax provision (benefit)	(858)	—	(799)	—	(1,657)
Income (loss) from continuing operations	(178,007)	(146,083)	3,451	147,264	(173,375)
Discontinued operations, net of tax	—	—	(4,632)	—	(4,632)
Net income (loss)	$(178,007)	$(146,083)	$(1,181)	$147,264	$(178,007)

Comprehensive income (loss)	$(195,419)	$(153,548)	$(8,663)	$162,211	$(195,419)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2014
(In thousands)	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,307)	$17,529	$7,797	$(25,326)	$(2,307)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	11,261	18,301	4,173	—	33,735
Amortization – deferred financing costs	2,479	—	—	—	2,479
Amortization – other intangible assets	7,970	168	—	—	8,138
(Gain) loss on disposal of assets	593	(228)	27	—	392
Deferred income taxes	(3,097)	925	(139)	—	(2,311)
Non-cash stock-based compensation	2,456	—	—	—	2,456
Equity in earnings of subsidiaries and affiliates	(24,923)	—	—	24,923	—
Change in other operating items	57,454	(62,615)	(5,309)	403	(10,067)
Net cash provided by (used in) operating activities	51,886	(25,920)	6,549	—	32,515

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(10,151)	(14,813)	(681)	—	(25,645)
Proceeds from notes receivable	(628)	(200,078)	(39,249)	239,955	—
Payment on notes receivable	(19,031)	162,777	38,036	(181,782)	—
Other	(671)	1,305	—	—	634
Net cash provided by (used in) investing activities	(30,481)	(50,809)	(1,894)	58,173	(25,011)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on notes payable	(147,455)	(52,327)	—	181,782	(18,000)
Proceeds from notes payable	117,742	132,213	—	(239,955)	10,000
Other	—	(3,157)	—	—	(3,157)
Net cash provided by (used in) financing activities	(29,713)	76,729	—	(58,173)	(11,157)

Net increase (decrease) in cash and cash equivalents	(8,308)	—	4,655	—	(3,653)
Cash and cash equivalents, beginning of period	31,018	—	2,408	—	33,426
Cash and cash equivalents, end of period	$22,710	$—	$7,063	$—	$29,773

	Year Ended December 31, 2013
(In thousands)	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(38,313)	$16,378	$(3,863)	$(12,515)	$(38,313)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and impairment	10,503	19,584	5,492	—	35,579
Amortization – deferred financing costs	2,684	—	—	—	2,684
Amortization – other intangible assets	8,583	167	—	—	8,750
(Gain) loss on disposal of assets	761	176	11,150	—	12,087
Deferred income taxes	(3,910)	(8,438)	(687)	—	(13,035)
Non-cash stock-based compensation	2,411	—	—	—	2,411
Equity in earnings of subsidiaries and affiliates	(12,205)	—	—	12,205	—
Change in other operating items	77,131	(50,391)	(39,139)	310	(12,089)
Net cash provided by (used in) operating activities	47,645	(22,524)	(27,047)	—	(1,926)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(15,283)	(19,573)	(3,999)	—	(38,855)
Proceeds from notes receivable	(73,047)	(185,927)	(39,204)	298,178	—
Payment on notes receivable	29,207	187,368	37,991	(254,566)	—
Other	14,944	—	32,000	—	46,944
Net cash provided by (used in) investing activities	(44,179)	(18,132)	26,788	43,612	8,089

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on notes payable	(245,359)	(29,207)	—	254,566	(20,000)
Proceeds from notes payable	250,131	73,047	—	(298,178)	25,000
Other	(1,333)	(3,155)	—	—	(4,488)
Net cash provided by (used in)financing activities	3,439	40,685	—	(43,612)	512

Net increase (decrease) in cash and cash equivalents	6,905	29	(259)	—	6,675
Cash and cash equivalents, beginning of period	24,113	(29)	2,667	—	26,751
Cash and cash equivalents, end of period	$31,018	$—	$2,408	$—	$33,426

	Year Ended December 31, 2012
(In thousands)	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(178,007)	$(146,083)	$(1,181)	$147,264	$(178,007)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	10,493	159,067	12,306	—	181,866
Amortization – deferred financing costs	2,759	—	—	—	2,759
Amortization – other intangible assets	8,616	2,365	—	—	10,981
Loss on disposal of assets	(1,950)	2,718	107	—	875
Deferred income taxes	(1,571)	—	(2,232)	—	(3,803)
Non-cash stock-based compensation	3,119	—	—	—	3,119
Equity in earnings of subsidiaries and affiliates	147,264	—	—	(147,264)	—
Change in other operating items	35,877	(19,495)	(5,444)	—	10,938
Net cash provided by (used in) operating activities	26,600	(1,428)	3,556	—	28,728

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(25,152)	(24,200)	(9,842)	—	(59,194)
Other	(37,823)	28,844	9,979	—	1,000
Net cash provided by (used in) investing activities	(62,975)	4,644	137	—	(58,194)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in revolving credit advance	8,910	—	(8,910)	—	—
Other	—	(698)	—	—	(698)
Net cash provided by (used in) financing activities	8,910	(698)	(8,910)	—	(698)

Net increase (decrease) in cash and cash equivalents	(27,465)	2,518	(5,217)	—	(30,164)
Cash and cash equivalents, beginning of period	51,578	(2,547)	7,884	—	56,915
Cash and cash equivalents, end of period	$24,113	$(29)	$2,667	$—	$26,751

Note 19 – Changes in Accumulated Other Comprehensive Income (Loss) by Component

Changes in Accumulated Other Comprehensive Income (Loss) by Component

	Year Ended December 31, 2013
(In thousands)	Pension Plan	Post Retirement Plan	Total
Accumulated other comprehensive loss as of December 31, 2012	$(46,167)	$(5,667)	$(51,834)
Amounts reclassified from accumulated other comprehensive income (loss)	25,738	7,384	33,122
Accumulated other comprehensive loss as of December 31, 2013	$(20,429)	$1,717	$(18,712)

	For the Year Ended December 31, 2014
(In thousands)	Pension Plan	Post Retirement Plan	Total
Accumulated other comprehensive loss as of December 31, 2013	$(20,429)	$1,717	$(18,712)
Amounts reclassified from accumulated other comprehensive income (loss)	(19,731)	(11,195)	(30,926)
Accumulated other comprehensive income (loss) as of December 31, 2014	$(40,160)	$(9,478)	$(49,638)

Reclassifications out of Accumulated Other Comprehensive Income:

	For the Year Ended December 31, 2013
(In thousands)	Pension Plan	Post Retirement Plan	Total
Amortization of Pension and Postretirement Plan items
Prior service costs	$44	$539	$583	(a)
Actuarial gain	35,568	11,007	46,575	(a)
Amortization of net actuarial gain	2,607	114	2,721	(a)
Total before tax	38,219	11,660	49,879
Tax (expense) benefit	(12,481)	(4,276)	(16,757)
Total reclassified for the period	$25,738	$7,384	$33,122

	For the Year Ended December 31, 2014
(In thousands)	Pension Plan	Post Retirement Plan	Total
Amortization of Pension and Postretirement Plan items
Prior service costs	$(44)	$34	$(10)	(a)
Actuarial gain	20,674	12,063	32,737	(a)
Amortization of net actuarial gain	(211)	(299)	(510)	(a)
Total before tax	20,419	11,798	32,217
Tax (expense) benefit	(688)	(603)	(1,291)
Total reclassified for the period	$19,731	$11,195	$30,926

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension and post retirement plan costs. See Pension footnote, Note 8, for additional details.