Form 10-Q
period 2015-03-31
ACCURIDE CORP
filed 2015-04-27
CIK 817979

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark One)
☑	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015.

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

As of April 22, 2015, 47,929,789 shares of Accuride Corporation common stock, par value $.01 per share, were outstanding.

ACCURIDE CORPORATION

Part I.  FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

ACCURIDE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except for share and per share data)	March 31, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,570	$29,773
Customer receivables, net of allowance for doubtful accounts of $589 and $327 in 2015 and 2014, respectively	76,120	56,271
Other receivables	6,545	7,299
Inventories	41,963	43,065
Deferred income taxes	2,687	2,687
Prepaid expenses and other current assets	10,445	10,785
Total current assets	155,330	149,880
PROPERTY, PLANT AND EQUIPMENT, net	207,948	212,183
OTHER ASSETS:
Goodwill	100,697	100,697
Other intangible assets, net	115,924	117,963
Deferred financing costs, net of accumulated amortization of $5,434 and $5,077 in 2015 and 2014, respectively	4,655	5,012
Deferred income taxes	2,713	1,289
Pension asset	9,804	9,518
Other	1,820	1,880
TOTAL	$598,891	$598,422
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$65,051	$56,452
Accrued payroll and compensation	7,898	10,620
Accrued interest payable	5,122	12,428
Accrued workers compensation	2,945	3,137
Accrued and other liabilities	13,414	14,434
Total current liabilities	94,430	97,071
LONG-TERM DEBT	326,497	323,234
DEFERRED INCOME TAXES	16,654	14,837
NON-CURRENT INCOME TAXES PAYABLE	6,534	6,534
OTHER POSTRETIREMENT BENEFIT PLAN LIABILITY	80,844	82,157
PENSION BENEFIT PLAN LIABILITY	31,348	32,348
OTHER LIABILITIES	10,795	11,438
COMMITMENTS AND CONTINGENCIES (Note 6)	—	—
STOCKHOLDERS' EQUITY:
Preferred Stock, $0.01 par value; 10,000,000 shares authorized	—	—
Common Stock, $0.01 par value; 80,000,000 shares authorized, 47,929,789 and 47,718,818 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively, and additional paid-in-capital	442,931	442,631
Accumulated other comprehensive loss	(48,364)	(49,638)
Accumulated deficiency	(362,778)	(362,190)
Total stockholders' equity	31,789	30,803
TOTAL	$598,891	$598,422

See notes to unaudited condensed consolidated financial statements.

ACCURIDE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended March 31,
(In thousands except per share data)	2015	2014

NET SALES	$183,659	$166,784
COST OF GOODS SOLD	162,728	149,761
GROSS PROFIT	20,931	17,023
OPERATING EXPENSES:
Selling, general and administrative	11,603	10,454
INCOME FROM OPERATIONS	9,328	6,569
OTHER INCOME (EXPENSE):
Interest expense, net	(8,350)	(8,420)
Other loss, net	(1,172)	(530)
LOSS BEFORE INCOME TAXES FROM CONTINUING OPERATIONS	(194)	(2,381)
INCOME TAX PROVISION	386	904
LOSS FROM CONTINUING OPERATIONS	(580)	(3,285)
DISCONTINUED OPERATIONS, NET OF TAX	(8)	(288)
NET LOSS	$(588)	$(3,573)
OTHER COMPREHENSIVE INCOME, NET OF TAX:
Defined benefit plans	1,274	333
COMPREHENSIVE INCOME (LOSS)	$686	$(3,240)

Weighted average common shares outstanding-basic	47,822	47,596
Basic loss per common share-continuing operations	(0.01)	(0.07)
Basic loss per common share-discontinued operations	—	(0.01)
Basic loss per common share	$(0.01)	$(0.08)
Weighted average common shares outstanding-diluted	47,822	47,596
Diluted loss per common share-continuing operations	(0.01)	(0.07)
Diluted loss per common share-discontinued operations	—	(0.01)
Diluted loss per common share	$(0.01)	$(0.08)

See notes to unaudited condensed consolidated financial statements.

ACCURIDE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

(In thousands)	Common Stock and Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficiency	Total Stockholders' Equity
BALANCE— January 1, 2014	$440,479	$(18,712)	$(359,883)	$61,884
Net loss	—	—	(3,573)	(3,573)
Share-based compensation expense	499	—	—	499
Tax impact of forfeited vested shares	(253)	—	—	(253)
Other comprehensive income	—	333	—	333
BALANCE—March 31, 2014	$440,725	$(18,379)	$(363,456)	$58,890

(In thousands)	Common Stock and Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficiency	Total Stockholders' Equity
BALANCE—January 1, 2015	$442,631	$(49,638)	$(362,190)	$30,803
Net loss	—	—	(588)	(588)
Share-based compensation expense	663	—	—	663
Tax impact of forfeited vested shares	(363)	—	—	(363)
Other comprehensive income	—	1,274	—	1,274
BALANCE—March 31, 2015	$442,931	$(48,364)	$(362,778)	$31,789

 See notes to unaudited condensed consolidated financial statements.

ACCURIDE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(In thousands)	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(588)	$(3,573)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	8,557	8,253
Amortization – deferred financing costs and debt discount	620	620
Amortization – other intangible assets	2,039	2,019
Loss on disposal of assets	(1)	(7)
Provision for deferred income taxes	30	182
Non-cash share-based compensation	663	499
Changes in certain assets and liabilities:
Receivables	(19,095)	(23,775)
Inventories	1,102	(5,980)
Prepaid expenses and other assets	919	(1,458)
Accounts payable	8,349	15,151
Accrued and other liabilities	(13,085)	(7,448)
Net cash used in operating activities	(10,490)	(15,517)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(4,071)	(6,709)
Proceeds from sale of property, plant, and equipment	—	1,235
Net cash used in investing activities	(4,071)	(5,474)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolver	11,000	10,000
Payments on revolver	(8,000)	—
Principal payments on capital leases	(642)	(795)
Net cash provided by financing activities	2,358	9,205
NET DECREASE IN CASH AND CASH EQUIVALENTS	(12,203)	(11,786)
CASH AND CASH EQUIVALENTS—Beginning of period	29,773	33,426
CASH AND CASH EQUIVALENTS—End of period	$17,570	$21,640

Supplemental cash flow information:
Cash paid for interest	$15,017	$15,188
Cash paid for income taxes	$952	$706
Non-cash transactions:
Purchases of property, plant and equipment in accounts payable	$2,643	$3,610

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

The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015.  The unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto disclosed in Accuride's Annual Report on Form 10-K for the year ended December 31, 2014.

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

Earnings Per Common Share – Basic and diluted earnings per common share were computed as follows:

	Three Months Ended March 31,
(In thousands except per share data)	2015	2014
Numerator:
Loss from continuing operations	$(580)	$(3,285)
Loss from discontinued operations	(8)	(288)
Net loss	$(588)	$(3,573)
Denominator:
Weighted average shares outstanding – Basic	47,822	47,596
Weighted average shares outstanding - Diluted	47,822	47,596

Basic loss per common share:
From continuing operations	$(0.01)	$(0.07)
From discontinued operations	—	(0.01)
Basic loss per common share	$(0.01)	$(0.08)

Diluted loss per common share
From continuing operations	$(0.01)	$(0.07)
From discontinued operations	—	(0.01)
Diluted loss per common share	$(0.01)	$(0.08)

As of March 31, 2015, there were options exercisable for 144,095 shares that were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.  As of March 31, 2014, there were options exercisable for 153,889 shares that were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.

Share-Based Compensation – Compensation expense for share-based compensation programs recognized as a component of operating expenses was $0.7 million and $0.5 million for the three months ended March 31, 2015 and March 31, 2014, respectively.

As of March 31, 2015, there was approximately $6.0 million of unrecognized pre-tax compensation expense related to share-based awards not yet vested that will be recognized over a weighted-average period of 1.6 years.

Income Tax – Under Interim Financial Reporting, we compute on a quarterly basis an estimated annual effective tax rate considering ordinary income and related income tax expense. Ordinary income refers to income (loss) before income tax expense excluding significant, unusual, or infrequently occurring items. The tax effect of an unusual or infrequently occurring item is recorded in the interim period in which it occurs. Other items included in income tax expense in the periods in which they occur include the cumulative effect of changes in tax laws or rates, foreign exchange gains and losses, adjustments to uncertain tax positions, and adjustments to our valuation allowance due to changes in judgment in the realizability of federal and state deferred tax assets in future years.  Deferred tax assets in our foreign jurisdictions are more likely than not to be recognized, therefore, no valuation allowance has been recorded for these assets.

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

Recent Accounting Pronouncements – On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue From Contracts With Customers.  The amendments in this update create Topic 606, Revenue from Contracts with Customers, and supersede the revenue recognition requirements in Topic 605. The objective of the amendment is to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards ("IFRS"). The amendment is effective for annual reporting periods beginning after December 15, 2016, and interim periods therein. Early adoption is not permitted. The Company is evaluating the effect, if any, on its financial statements.

 On June 19, 2014, the FASB issued Accounting Standard Update ("ASU") 2014-12, Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could Be Achieved after the Requisite Service Period.  This update is intended to resolve the diverse accounting treatment of those awards in practice. The amendment is effective for annual and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. The Company is evaluating the effect, if any, on its financial statements.

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

On January 9, 2015 , the FASB issued ASU 2015-01, Income Statement-Extraordinary and Unusual Items (Topic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.  The update eliminates from GAAP the concept of extraordinary items. The amendment is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted. The Company is evaluating the effect, if any, on its financial statements.

On February 18, 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis.  This update is intended to change the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The amendment is effective for annual and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. The Company is evaluating the effect, if any, on its financial statements.

On April 16, 2015, the FASB issued ASU 2015-05, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40):Customer's Accounting for Fees Paid in a Cloud Computing Arrangement.  The amendments in this update provide guidance to customers about whether a cloud computing arrangement includes a software license. The amendment is effective for annual and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. The Company is evaluating the effect, if any, on its financial statements.

Note 2 – Discontinued Operations

The Company has recognized certain operating results related to its Imperial Group business in Discontinued Operations.

The following table presents sales and income attributable to discontinued operations.

	Three Months Ended March 31,
(In thousands)	2015	2014
Net sales	$—	$—

Income (loss) from operations	(10)	(11)
Other Income (Expense)	2	(277)
Discontinued operations	$(8)	$(288)

Note 3 - Inventories

Inventories at March 31, 2015 and December 31, 2014, on a first-in, first-out ("FIFO") basis, were as follows:

(In thousands)	March 31, 2015	December 31, 2014
Raw materials	$8,743	$8,244
Work in process	12,167	14,073
Finished manufactured goods	21,053	20,748
Total inventories	$41,963	$43,065

Note 4 - Goodwill and Other Intangible Assets

The following represents the carrying amount of goodwill, on a reportable segment basis:

(In thousands)	Wheels	Brillion Iron Works	Total
Balance as of December 31, 2014	$96,283	$4,414	$100,697
Balance as of March 31, 2015	$96,283	$4,414	$100,697

The changes in the carrying amount of other intangible assets for the period December 31, 2014 to March 31, 2015, by reportable segment, are as follows:

(In thousands)	Wheels	Brillion Iron Works	Total
Balance as of December 31, 2014	$115,465	$2,498	$117,963
Amortization	(1,997)	(42)	(2,039)
Balance as of March 31, 2015	$113,468	$2,456	$115,924

The changes in the carrying amount of other intangible assets for the period December 31, 2013 to March 31, 2014, by reportable segment, are as follows:

(In thousands)	Wheels	Brillion Iron Works	Total
Balance as of December 31, 2013	$122,764	$2,666	$125,430
Amortization	(1,977)	(42)	(2,019)
Balance as of March 31, 2014	$120,787	$2,624	$123,411

The summary of goodwill and other intangible assets is as follows:

		As of March 31, 2015			As of December 31, 2014
(In thousands)	Weighted Average Useful Lives	Gross Amount	Accumulated Amortization	Carrying Amount	Gross Amount	Accumulated Amortization	Carrying Amount
Goodwill	—	$100,697	$—	$100,697	$100,697	$—	$100,697
Other intangible assets:
Trade names	—	$25,200	$—	$25,200	$25,200	$—	$25,200
Technology	10.6	39,169	23,914	15,255	39,169	23,158	16,011
Customer relationships	16.8	127,304	51,835	75,469	127,304	50,552	76,752
Other intangible assets		$191,673	$75,749	$115,924	$191,673	$73,710	$117,963

We estimate that our annual amortization expense for our other intangible assets for 2015 through 2019 will be approximately $8.1 million.

Note 5 - Pension and Other Postretirement Benefit Plans

Components of net benefit cost charged (credited) to income for the three months ended March 31:

	Pension Benefits		Other Benefits
	2015	2014	2015	2014
Service cost-benefits earned during the period	$177	$264	$103	$85
Interest cost on projected benefit obligation	2,354	2,654	860	876
Expected return on plan assets	(2,772)	(3,155)	—	—
Amortization of prior service (credit) cost	11	11	(9)	(9)
Amortization of loss	311	50	101	77
Total benefits cost (credited) charged to income	$$81	$($176)	$$1,055	$$1,029

As of March 31, 2015, $1.4 million has been contributed in 2015 to our sponsored pension plans.  We presently anticipate contributing an additional $6.2 million to fund our pension plans during 2015 for a total of $7.6 million.

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

As of March 31, 2015, we had an environmental reserve of approximately $1.5 million, related primarily to our foundry operations. This reserve is based on management's review of potential liabilities as well as cost estimates related thereto. Any expenditure required for us to comply with applicable environmental laws and/or pay for any remediation efforts will not be reduced or otherwise affected by the existence of the environmental reserve. Our environmental reserve may not be adequate to cover our future costs related to the sites associated with the environmental reserve, and any additional costs may have a material adverse effect on our business, results of operations or financial condition. The discovery of additional environmental issues, the modification of existing laws or regulations or the promulgation of new ones, more vigorous enforcement by regulators, the imposition of joint and several liability under CERCLA or analogous state laws, or other unanticipated events could also result in a material adverse effect on our consolidated financial statements.

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

As of March 31, 2015, we had approximately 2,196 employees, of which 495 were salaried employees with the remainder paid hourly. Unions represent approximately 1,447 of our employees, which is approximately 66 percent of our total employees. Each of our unionized facilities has a separate contract with the union that represents the workers employed at such facility. The union contracts expire at various times over the next few years with the exception of our union contract that covers the hourly employees at our Monterrey, Mexico, facility, which expires on an annual basis in January unless otherwise renewed. The 2015 negotiations in Monterrey were completed prior to the expiration of our union contract. In 2014, we successfully negotiated new bargaining agreements for our Erie, Pennsylvania and Rockford, Illinois facilities, which will expire on September 3, 2018 and March 25, 2019, respectively. The previous contract at our London, Ontario facility expired on March 12, 2015, but our previously negotiated successor agreement  became effective on March 13, 2015 and runs through March 12, 2018. No other collective bargaining agreements expire in 2015.

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

The carrying amounts of cash and cash equivalents, customer receivables, and accounts payable approximate fair value because of the relatively short maturity of these instruments.  The fair value of our 9.5% senior secured notes based on market quotes, which we determined to be Level 1 inputs, at March 31, 2015 was approximately $315.6 million compared to the carrying amount of $306.5 million.  The fair value of our 9.5% senior secured notes based on market quotes, which we determined to be Level 1 inputs, at December 31, 2014 was approximately $319.2 million compared to the carrying amount of $306.2 million.  The Company believes the fair value of our variable interest rate Asset Based Loan ("ABL") facility at March 31, 2015 and December 31, 2014 equals the carrying value of $20.0 million and $17.0 million, respectively.  As of March 31, 2015 and December 31, 2014 we had no other financial instruments.

Note 8 – Segment Reporting

Based on our continual monitoring of the long-term economic characteristics, products and production processes, class of customer, and distribution methods of our operating segments, we have identified each of our operating segments below as reportable segments.  We believe this segmentation is appropriate based upon operating decisions and performance assessments by our President and Chief Executive Officer and our Senior Vice-President and CFO.  The accounting policies of the reportable segments are the same as described in Note 1, Summary of Significant Accounting Policies of our Annual Report on Form 10-K for the year ended 2014.

	Three Months Ended March 31,
	2015	2014
Net sales:
Wheels	$108,336	$92,218
Gunite	37,740	43,973
Brillion Iron Works	37,583	30,593
Consolidated total	$183,659	$166,784

Income (loss) from operations:
Wheels	$13,252	$9,742
Gunite	2,741	3,278
Brillion Iron Works	2,196	1,275
Corporate / Other	(8,861)	(7,726)
Consolidated total	$9,328	$6,569

Excluded from net sales above are inter-segment sales from Brillion Iron Works to Gunite, as shown in the table below:

	Three Months Ended March 31,
	2015	2014
Inter-segment sales	$2,175	$3,841

	As of
(In thousands)	March 31, 2015	December 31, 2014
Total assets:
Wheels	$448,768	$441,835
Gunite	60,634	59,600
Brillion Iron Works	55,612	55,226
Corporate / Other	33,877	41,761
Consolidated total	$598,891	$598,422

Note 9 - Debt

As of March 31, 2015, total debt was $326.5 million consisting of $306.5 million of our outstanding 9.5% senior secured notes, net of discount, and a $20.0 million draw on our ABL facility.  As of December 31, 2014, total debt was $323.2 million consisting of $306.2 million of our outstanding 9.5% senior secured notes, net of discount, and a $17.0 million draw on our ABL facility.

Our credit documents (the ABL Facility and the indenture governing the senior secured notes) contain operating covenants that limit the discretion of management with respect to certain business matters.  These covenants place significant restrictions on, among other things, the ability to incur additional debt, to pay dividends, to create liens, to make certain payments and investments and to sell or otherwise dispose of assets and merge or consolidate with other entities.  In addition, the ABL Facility contains a fixed charge coverage ratio covenant which will be applicable if the availability under the ABL Facility is less than 10.0% of the amount of the ABL Facility.  If applicable, that covenant requires us to maintain a minimum ratio of adjusted EBITDA less capital expenditures made during such period (other than capital expenditures financed with the net cash proceeds of asset sales, recovery events, incurrence of indebtedness and the sale or issuance of equity interests) to fixed charges of 1.00 to 1.00.  We are not currently in a compliance period, and we do not expect to be through the next twelve months.  However, we continue to operate in a challenging economic and commercial environment and our ability to maintain liquidity and comply with our debt covenants may be affected by economic or other conditions that are beyond our control and which are difficult to predict.

The ABL Facility provides for loans and letters of credit in an amount up to the aggregate availability under the facility, subject to meeting certain borrowing base conditions, with sub-limits of up to $10.0 million for swingline loans and $20.0 million for letters of credit.  Borrowings under the ABL Facility bear interest through maturity at a variable rate based upon, at our option, either LIBOR or the base rate (which is the greatest of one-half of 1.00% in excess of the federal funds rate, 1.00% in excess of the one-month LIBOR rate and the Agent's prime rate), plus, in each case, an applicable margin.  The applicable margin for loans under the first-in last-out term facility that are (i) LIBOR loans ranges, based on the our average excess availability, from 2.75% to 3.25% per annum and (ii) base rate loans ranges, based on our average excess availability, from 1.00% to 1.50%.  The applicable margin for other advances under the ABL Facility that are (i) LIBOR loans ranges, based on our average excess availability, from 1.75% to 2.25% and (ii) base rate loans ranges, based on our average excess availability, from 0.00% to 0.50%.

We must also pay an unused line fee equal to 0.25% per annum to the lenders under the ABL Facility if utilization under the facility is greater than or equal to 50.0% of the total available commitments under the facility and a commitment fee equal to 0.375% per annum if utilization under the facility is less than 50.0% of the total available commitments under the facility. Customary letter of credit fees are also payable, as necessary.

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

CONDENSED CONSOLIDATING BALANCE SHEETS

	March 31, 2015
(In thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
ASSETS
Cash and cash equivalents	$13,266	$—	$4,304	$—	$17,570
Customer and other receivables, net	49,841	26,667	6,157	—	82,665
Intercompany receivable	—	186,757	83,038	(269,795)	—
Inventories	19,613	19,477	3,174	(301)	41,963
Other current assets	7,330	1,250	4,552	—	13,132
Total current assets	90,050	234,151	101,225	(270,096)	155,330
Property, plant and equipment, net	77,814	99,003	31,131	—	207,948
Goodwill	96,283	4,414	—	—	100,697
Other intangible assets, net	113,468	2,456	—	—	115,924
Investments in and advances to subsidiaries and affiliates	134,517	—	—	(134,517)	—
Deferred income taxes	39,168	—	2,713	(39,168)	2,713
Other non-current assets	6,130	345	9,804	—	16,279
TOTAL	$557,430	$340,369	$144,873	$(443,781)	$598,891
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$17,981	$35,974	$11,096	$—	$65,051
Intercompany payable	70,129	172,638	27,329	(270,096)	—
Accrued payroll and compensation	630	6,107	1,161	—	7,898
Accrued interest payable	5,122	—	—	—	5,122
Accrued and other liabilities	3,769	9,803	2,787	—	16,359
Total current liabilities	97,631	224,522	42,373	(270,096)	94,430
Long term debt	326,497	—	—	—	326,497
Deferred and non-current income taxes	87,300	(25,918)	974	(39,168)	23,188
Other non-current liabilities	14,213	91,563	17,211	—	122,987
Stockholders' equity	31,789	50,202	84,315	(134,517)	31,789
TOTAL	$557,430	$340,369	$144,873	$(443,781)	$598,891

	December 31, 2014
(In thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
ASSETS
Cash and cash equivalents	$22,710	$—	$7,063	$—	$29,773
Customer and other receivables, net	35,630	20,994	6,543	403	63,570
Intercompany receivables	191,272	5,086	53,055	(249,413)	—
Inventories	18,693	21,352	3,423	(403)	43,065
Other current assets	4,970	3,386	5,116	—	13,472
Total current assets	273,275	50,818	75,200	(249,413)	149,880
Property, plant and equipment, net	78,603	101,648	31,932	—	212,183
Goodwill	96,283	4,414	—	—	100,697
Other intangible assets, net	115,465	2,498	—	—	117,963
Investments in and advances to subsidiaries and affiliates	128,372	—	—	(128,372)	—
Other non-current assets	3,118	3,774	10,807	—	17,699
TOTAL	$695,116	$163,152	$117,939	$(377,785)	$598,422
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$15,209	$31,931	$9,312	$—	$$56,452
Intercompany payable	249,407	—	6	(249,413)	—
Accrued payroll and compensation	4,002	5,458	1,160	—	10,620
Accrued interest payable	12,428	—	—	—	12,428
Accrued and other liabilities	4,183	10,060	3,328	—	17,571
Total current liabilities	285,229	47,449	13,806	(249,413)	97,071
Long term debt	323,234	—	—	—	323,234
Deferred and non-current income taxes	41,775	(20,736)	332	—	21,371
Other non-current liabilities	14,075	93,245	18,623	—	125,943
Stockholders' equity	30,803	43,194	85,178	(128,372)	30,803
TOTAL	$695,116	$163,152	$117,939	$(377,785)	$598,422

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31, 2015
(In thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$119,499	$89,243	$31,770	$(56,853)	$183,659
Cost of goods sold	107,236	82,017	30,027	(56,552)	162,728
Gross profit	12,263	7,226	1,743	(301)	20,931
Operating expenses	11,303	254	46	—	11,603
Income (loss) from operations	960	6,972	1,697	(301)	9,328
Other income (expense):
Interest income (expense), net	(8,688)	(54)	392	—	(8,350)
Equity in earnings of subsidiaries	7,613	—	—	(7,613)	—
Other income (expense), net	(569)	—	(603)	—	(1,172)
Income (loss) before income taxes from continuing operations	(684)	6,918	1,486	(7,914)	(194)
Income tax (benefit) provision	(96)	143	339	—	386
Income (loss) from continuing operations	(588)	6,775	1,147	(7,914)	(580)
Discontinued operations, net of tax	—	—	(8)	—	(8)
Net income (loss)	$(588)	$6,775	$1,139	$(7,914)	$(588)

Comprehensive income (loss)	$686	$6,865	$2,301	$(9,166)	$686

	Three Months Ended March 31, 2014
(In thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$108,531	$74,302	$32,654	$(48,703)	$166,784
Cost of goods sold	98,882	69,704	29,439	(48,264)	149,761
Gross profit	9,649	4,598	3,215	(439)	17,023
Operating expenses	10,122	280	52	—	10,454
Income (loss) from operations	(473)	4,318	3,163	(439)	6,569
Other income (expense):
Interest income (expense), net	(8,657)	(61)	298	—	(8,420)
Equity in earnings of subsidiaries	5,673	—	—	(5,673)	—
Other income (expense), net	(77)	63	(516)	—	(530)
Income (loss) before income taxes from continuing operations	(3,534)	4,320	2,945	(6,112)	(2,381)
Income tax provision	39	143	722	—	904
Income (loss) from continuing operations	(3,573)	4,177	2,223	(6,112)	(3,285)
Discontinued operations, net of tax	—	—	(288)	—	(288)
Net income (loss)	$(3,573)	$4,177	$1,935	$(6,112)	$(3,573)

Comprehensive income (loss)	$(3,240)	$4,164	$2,270	$(6,434)	$(3,240)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2015
(In thousands)	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(588)	$6,775	$1,139	$(7,914)	$(588)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	2,863	4,681	1,013	—	8,557
Amortization – deferred financing costs	620	—	—	—	620
Amortization – other intangible assets	1,997	42	—	—	2,039
Loss on disposal of assets	17	(18)	—	—	(1)
Deferred income taxes	30	—	—	—	30
Non-cash stock-based compensation	663	—	—	—	663
Equity in earnings of subsidiaries and affiliates	(7,613)	—	—	7,613	—
Change in other operating items	(11,688)	(8,972)	(1,451)	301	(21,810)
Net cash provided by (used in) operating activities	(13,699)	2,508	701	—	(10,490)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(2,388)	(1,387)	(296)	—	(4,071)
Proceeds from notes receivable	(24,726)	(9,691)	—	34,417	—
Payments on notes receivable	37,197	21,683	—	(58,880)	—
Other	3,164	—	(3,164)	—	—
Net cash provided by (used in) investing activities	13,247	10,605	(3,460)	(24,463)	(4,071)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	20,691	24,726	—	(34,417)	11,000
Payments on notes payable	(29,683)	(37,197)	—	58,880	(8,000)
Principal payments on capital leases	—	(642)	—	—	(642)
Net cash provided by (used in) financing activities	(8,992)	(13,113)	—	24,463	2,358
Net decrease in cash and cash equivalents	(9,444)	—	(2,759)	—	(12,203)
Cash and cash equivalents, beginning of period	22,710	—	7,063	—	29,773
Cash and cash equivalents, end of period	$13,266	$—	$4,304	$—	$17,570

	Three Months Ended March 31, 2014
(In thousands)	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,573)	$4,177	$1,935	$(6,112)	$(3,573)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	2,736	4,456	1,061	—	8,253
Amortization – deferred financing costs	620	—	—	—	620
Amortization – other intangible assets	1,977	42	—	—	2,019
(Gain) loss on disposal of assets	(93)	57	29	—	(7)
Deferred income taxes	182	—	—	—	182
Non-cash stock-based compensation	499	—	—	—	499
Equity in earnings of subsidiaries and affiliates	(5,673)	—	—	5,673	-
Change in other operating items	(8,538)	(14,798)	(613)	439	(23,510)
Net cash provided by (used in) operating activities	(11,863)	(6,066)	2,412	—	(15,517)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(3,651)	(2,956)	(102)	—	(6,709)
Proceeds from notes receivable	(29,370)	(28,742)	—	58,112	—
Payment on notes receivable	11,607	19,561	—	(31,168)	—
Other	0	1,235	—	—	1,235
Net cash provided by (used in) investing activities	(21,414)	(10,902)	(102)	26,944	(5,474)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	38,742	29,370	—	(58,112)	10,000
Payments on notes payable	(19,561)	(11,607)	—	31,168	—
Other	—	(795)	—	—	(795)
Net Cash provided by (used in) financings activities	19,181	16,968	—	(26,944)	9,205
Net increase (decrease) in cash and cash equivalents	(14,096)	—	2,310	—	(11,786)
Cash and cash equivalents, beginning of period	31,018	—	2,408	—	33,426
Cash and cash equivalents, end of period	$16,922	$—	$4,718	$—	$21,640

Note 11 – Changes in Accumulated Other Comprehensive Income (Loss) by Component

	Three Months Ended March 31, 2015
(In thousands)	Pension Plan	Post Retirement Plan	Total
Accumulated other comprehensive income (loss) as of December 31, 2014	$(40,160)	$(9,478)	$(49,638)
Amounts reclassified from accumulated other comprehensive income (loss)	951	323	1,274
Accumulated other comprehensive income (loss) as of March 31, 2015	$(39,209)	$(9,155)	$(48,364)

	Three Months Ended March 31, 2014
(In thousands)	Pension Plan	Post Retirement Plan	Total
Accumulated other comprehensive income (loss) as of December 31, 2013	$($20,429)	$$1,717	$($18,712)
Amounts reclassified from accumulated other comprehensive income (loss)	(4)	337	333
Accumulated other comprehensive income (loss) as of March 31, 2014	$($20,433)	$$2,054	$($18,379)

Reclassifications out of Accumulated Other Comprehensive Income (loss):

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
(In thousands)	Pension Plan	Post Retirement Plan	Total	Pension Plan	Post Retirement Plan	Total
Amortization of Pension and Postretirement Plan items
Prior Service Costs	$11	$(9)	$2	$11	$(9)	$2
Actuarial (losses)	311	101	412	50	77	127
Foreign currency translation related to pension and postretirement plans	885	321	1,206	24	269	293
Total before tax	$1,207	$413	$1,620	$85	$337	$422
Tax expense	(256)	(90)	(346)	(89)	—	(89)
Total reclassified for the period	$951	$323	$1,274	$(4)	$337	$333

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

The accompanying unaudited condensed consolidated financial statements are prepared in conformity with U.S. GAAP and such principles are applied on a basis consistent with the information reflected in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission ("SEC").  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC.  In the opinion of management, the interim financial information includes all adjustments and accruals, consisting primarily of normal recurring adjustments, which are necessary for a fair presentation of results for the respective interim periods.  The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2015 or any interim period.  Except for the historical information contained herein, this quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties.  Our actual results may differ materially from those indicated by such forward-looking statements.

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

Our diversified customer base includes substantially all of the leading commercial vehicle OEMs, such as Daimler Truck North America, LLC, with its Freightliner and Western Star brand trucks, PACCAR, Inc., with its Peterbilt and Kenworth brand trucks, Navistar, Inc., with its International brand trucks, and Volvo/Mack, with its Volvo and Mack brand trucks. Our primary commercial trailer customers include leading commercial trailer OEMs, such as Great Dane Limited Partnership, Wabash National, Inc., and Utility Trailer Manufacturing Company. Our largest aftermarket customer is Advanced Wheel Sales, LLC. Our major light truck customer is General Motors Corporation. Our product portfolio is supported by strong sales, marketing and design engineering capabilities and is manufactured in eight strategically located, technologically-advanced facilities across the United States, Mexico and Canada.

The heavy- and medium-duty truck and commercial trailer markets, the related aftermarket, and the global industrial, construction, and mining markets are the primary drivers of our sales. The commercial vehicle manufacturing and replacement part markets are, in turn, directly influenced by conditions in the North American truck industry and generally by conditions in other industries which indirectly impact the truck industry, such as the home-building industry, and by overall economic growth and consumer spending.  The global industrial, construction, and mining markets are driven by more macro- and global economic conditions, such as coal, oil and gas exploration, demand for mined products that are converted into industrial raw materials such as steel, iron and copper, and global construction trends.  Industry forecasts predict modest growth in class 5-8 commercial vehicle production in 2015 compared to 2014 as customers focus on replacing older commercial vehicles. With respect to trailer production, industry experts also expect year-over-year production in 2015 to increase over 2014.  Industry experts predict flat to marginal growth in the commercial vehicle aftermarket.  Our Brillion castings business, driven more by global industrial, construction, and mining markets expects to face headwinds from broader economic weakness, particularly in the oil and gas end-markets that it serves.

Our markets and those of our customers are becoming increasingly competitive as the global and North American economic recoveries remain modest.  In the North American commercial vehicle market, OEMs are competing to maintain or increase market share in the face of evolving emissions regulations, increasing customer emphasis on light weight and fuel efficient platforms and an economic recovery that is holding new equipment purchases at or near replacement levels.  Shifts in the market share held by each of our OEM customers impact our business to varying degrees depending on whether our products are designated as standard or optional equipment on the various platforms at each OEM.  Approximately 70 percent of our wheel business is tied to the OEM market with the remaining 30 percent tied to the aftermarket.  We are also continuing to see the impacts of low cost country sourced products in our markets, which has particularly impacted the aftermarket for steel wheels and brake drums.  Approximately 75 percent of our Gunite business is tied to the North American Aftermarket, with the remaining 25 percent tied to the North American Class 8 segment. Further, broader economic weaknesses in industrial manufacturing impacted our Brillion business through reduced customer orders beginning in March 2015.  We expect that recent substantial reductions in commodity prices will reduce demand in Brillion's end markets in 2015.

In response to these conditions, we are working to continue to increase our market share and to control costs while positioning our businesses to compete at current demand levels and maintain capacity to meet further recoveries in our markets.  We continue to implement lean manufacturing practices across our facilities, which have resulted in significant reductions in working capital.  These reductions have freed up cash for other opportunities and priorities.  We are also committed and focused on driving these lean practices into our functional/administrative areas.  We have completed substantially all of our previously disclosed capital investment projects that have selectively increased our manufacturing capacity on core products, reduced labor and manufacturing costs and improved product quality.  Additionally, we have introduced and will continue to develop and roll-out new products and technologies that we believe offer better value to customers.  Further, we have been pursuing new business opportunities with both OEM and aftermarket customers and will work towards increasing our market share at OEMs by developing our relationships with large fleets in order to "pull through" our products when they order new equipment.  We continue to monitor competition from products manufactured in low cost countries and will take steps to combat unfair trade practices, as warranted, such as filing anti-dumping petitions with the United States government.

We believe that cash from operations, existing cash reserves, and our ABL revolving credit facility will provide adequate funds for our working capital needs, planned capital expenditures and cash interest payments through 2015 and the foreseeable future.

Results of Operations

The following tables set forth certain income statement information for Accuride for the three months ended March 31, 2015 and March 31, 2014:

	Three Months Ended March 31,
(In thousands)	2015	2014
Net sales	$183,659	$166,784
Cost of goods sold	162,728	149,761
Gross profit	20,931	17,023
Operating expenses	11,603	10,454
Income from operations	9,328	6,569
Interest expense, net	(8,350)	(8,420)
Other loss, net	(1,172)	(530)
Income tax provision	386	904
Loss from continuing operations	(580)	(3,285)
Discontinued operations, net of tax	(8)	(288)
Net Loss	$(588)	$(3,573)

Net Sales

	Three Months Ended March 31,
(In thousands)	2015	2014
Wheels	$108,336	$92,218
Gunite	37,740	43,973
Brillion	37,583	30,593
Total	$183,659	$166,784

Net sales for the three months ended March 31, 2015, were $183.7 million, which was an increase of 10.1 percent, compared to net sales of $166.8 million for the three months ended March 31, 2014.  Of the total increase, approximately $14.8 million was a result of an increase in volume demand due to increased production levels in the commercial vehicle market and its aftermarket segments in North America.  The increased commercial vehicle demand is a result of continued recovery of the commercial vehicle end-market.  The remaining $2.1 million increase in net sales was related to pricing, which primarily represented a pass-through of fluctuating raw material and commodity costs.

Net sales for our Wheels segment increased 17.5 percent during the three months ended March 31, 2015 compared to the same period in 2014 primarily due to increased production volume from our OEM customers and increased demand from aftermarket customers.  Net sales for our Gunite segment decreased 14.2 percent due to decreased demand in the OEM and aftermarket for brake drums and hubs.  Our Gunite products have a higher concentration of aftermarket demand, primarily due to the brake drum products that Gunite produces, which are replaced more often than our other products.  Our Brillion segment's net sales increased by 22.9 percent due to a higher demand in the industrial and oil and gas markets.  We do not expect the trend for Brillion to continue due to the recently reduced demand for products that serve the oil and gas market.

North American commercial vehicle industry production builds as reported by ACT Publications were as follows:

	For the Three Months ended March 31,
	2015	2014
Class 8	79,320	66,833
Classes 5-7	56,646	50,315
Trailer	73,987	57,924

While we serve the commercial vehicle aftermarket segment, there is no industry data to compare our aftermarket sales to industry demand from period to period. We expect to continue to experience increased competition from low-cost country sourced products that compete with products produced by our Wheels and Gunite operating segments. Approximately 70 percent of our Wheels business is tied to the OEM markets, with the remaining 30 percent tied to the aftermarket. Approximately 75 percent of our Gunite business is tied to the North American Aftermarket, with the remaining 25 percent tied to the North American Class 8 segment. We expect relative softness in Brillion's end markets for the remainder of 2015 given the current outlook on commodity pricing.

Cost of Goods Sold

The table below represents the significant components of our cost of goods sold.

	Three Months Ended March 31,
(In thousands)	2015	2014
Raw materials	$83,902	$73,979
Depreciation	8,541	8,237
Labor and other overhead	70,285	67,545
Total	$162,728	$149,761

Raw materials costs increased by $9.9 million, or 13.4 percent, during the three months ended March 31, 2015 due mainly to increased production volumes with a small portion attributable to higher raw material commodity costs.

Depreciation increased by $0.3 million, or 3.7 percent during the three months ended March 31, 2015 primarily due to the age of fixed assets in relation to the amount of new capital spending.

Labor and overhead costs increased by $2.7 million, or 4.1 percent, due to increased production partially offset by savings created by operational efficiencies.

Operating Expenses

	Three Months Ended March 31,
(In thousands)	2015	2014
Selling, general, and administrative	$7,995	$7,110
Research and development	1,563	1,320
Depreciation and amortization	2,045	2,024
Total	$11,603	$10,454

Selling, general, and administrative costs increased by $0.9 million in 2015 compared to the same period in 2014.  This increase was related to planned growth in our sales and marketing area coupled with planned year-over-year increases in research and development.

Operating Income (Loss)

	Three Months Ended March 31,
(In thousands)	2015	2014
Wheels	$13,252	$9,742
Gunite	2,741	3,278
Brillion	2,196	1,275
Corporate/Other	(8,861)	(7,726)
Total	$9,328	$6,569

Operating income for the Wheels segment was 12.2 percent of its net sales for the three months ended March 31, 2015 compared to 10.6 percent for the three months ended March 31, 2014.  This increased operating income is a result of the contribution to earnings from the higher revenue in the current period compared to the same period in the prior year slightly offset by negative currency impacts related to re-measurement of foreign non-cash assets.

The operating income for the Gunite segment was 7.3 percent of its net sales for the three months ended March 31, 2015 and 7.5 percent for the three months ended March 31, 2014.  During the three months ended March 31, 2015, Gunite showed lower contribution on decreased sales due mainly to general aftermarket softness in demand.

Operating income for the Brillion segment was 5.8 percent of its net sales for the three months ended March 31, 2015 compared to 4.2 percent for same period in 2014 due to increased gross profit as a result of the contribution to earnings from the higher revenue in the current period compared to the same period in the prior year.  Volume increases were attributable to strong oil and gas related sales in the first quarter of 2015 that is not expected to continue.

The operating losses for the Corporate segment were 4.8 percent of consolidated net sales for the three months ended March 31, 2015 as compared to 4.6 percent for the comparative period in 2014.  This increase was related to planned growth in our sales and marketing area as well as, research and development.

Interest Expense

Net interest expense remained flat at $8.4 million for the three months ended March 31, 2015 and March 31, 2014.

Income Tax Provision

We recognized income tax expense of $0.4 million in the three months ended March 31, 2015, compared to income tax expense of $0.9 million for the three months ended March 31, 2014.

Our effective tax rate is (199.0) percent and (38.0) percent for the three months ended March 31, 2015 and 2014, respectively.  The effective tax rate for the quarter is impacted by the relative impact of discrete items, which are accounted for as they occur, as well as the recognition of a full valuation against deferred tax assets for our U.S. operations.

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

Changes in Financial Condition

As of March 31, 2015, we had total assets of $598.9 million, compared to total assets of $598.4 million at December 31, 2014.  The $0.5 million, or 0.1%, increase in total assets primarily resulted from changes in working capital, offset by a decrease in noncurrent assets. We define working capital as current assets (excluding cash) less current liabilities.

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

The following table summarizes the major components of our working capital as of the periods listed below:

(In thousands)	March 31, 2015	December 31, 2014
Accounts receivable	$82,665	$63,570
Inventories	41,963	43,065
Deferred income taxes (current)	2,687	2,687
Other current assets	10,445	10,785
Accounts payable	(65,051)	(56,452)
Accrued payroll and compensation	(7,898)	(10,620)
Accrued interest payable	(5,122)	(12,428)
Accrued workers compensation	(2,945)	(3,137)
Other current liabilities	(13,414)	(14,434)
Working capital	$43,330	$23,036

Significant changes in working capital included:

•	an increase in receivables of $19.1 million due to the comparative increase in revenue in the months leading up to the respective period-end dates;
•	an decrease in inventory of $1.1 million due to lean initiatives;
•	an increase in accounts payable of $8.6 million primarily due to timing of purchases leading into the end of the respective periods; and
•	a decrease in interest payable of $7.3 million primarily due the semi-annual interest payment in February.

Capital Resources and Liquidity

Our primary sources of liquidity during the three months ended March 31, 2015 were cash from operations and cash reserves offset by a payment on our ABL Facility.  We believe that cash from operations, existing cash reserves, and our ABL facility will provide adequate funds for our working capital needs, planned capital expenditures and cash interest payments through 2014 and the foreseeable future.

As of March 31, 2015, we had $17.6 million of cash plus $53.3 million in availability under our ABL Facility for a total liquidity of $70.9 million.  As of December 31, 2014, we had $29.8 million in cash plus $40.5 million in availability under our ABL credit facility for total liquidity of $70.3 million.

Our ability to fund working capital needs, planned capital expenditures, scheduled semi-annual interest payments, and to comply with any financial covenants under our ABL Facility depends on our future operating performance and cash flow, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

Operating Activities

Net cash used in operating activities during the three months ended March 31, 2015 amounted to $10.5 million compared to a use of cash of $15.5 million for the period ended March 31, 2014.  The cash used in the first three months of 2015 was a result of our increased working capital requirements, primarily receivables, which are expected in an environment of increasing product demand.

Investing Activities

Net cash used in investing activities totaled $4.1 million for the three months ended March 31, 2015 compared to a use of $5.5 million for the period ended March 31, 2014.  Our most significant cash outlays for investing activities are the purchases of property, plant and equipment.  During the three months ended March 31, 2015, the Company spent $4.1 million for property, plant and equipment.   During the three months ended March 31, 2014, the Company spent $6.7 million for property, plant and equipment.  Capital expenditures for 2015 are currently expected to be approximately $25 million to $28 million, which we expect to fund through existing cash from operations, cash reserves, or from our ABL facility.

Financing Activities

Net cash provided from financing activities for the three months ended March 31, 2015 was $2.4 million compared to cash provided by financing activities of $9.2 million for the three months ended March 31, 2014.  The decrease resulted primarily from payments made and draws on our ABL facility during 2015 compared to 2014.

Bank Borrowing

The ABL Facility

The ABL Facility is a senior secured asset based credit facility in an aggregate principal amount of up to $100.0 million, consisting of a $90.0 million revolving credit facility and a $10.0 million first-in last-out term facility, with the right, subject to certain conditions, to increase the availability under the facility by up to $50.0 million in the aggregate. The ABL Facility currently matures on the earlier of (i) July 11, 2018 and (ii) 90 days prior to the maturity date of the Company's 9.5% first priority senior security notes due August 1, 2018, but may be extended under certain circumstances pursuant to the terms of the ABL Facility.

The ABL Facility provides for loans and letters of credit in an amount up to the aggregate availability under the facility, subject to meeting certain borrowing base conditions, with sub-limits of up to $10.0 million for swingline loans and $20.0 million for letters of credit.  Borrowings under the ABL Facility bear interest through maturity at a variable rate based upon, at our option, either LIBOR or the base rate (which is the greatest of one-half of one percent in excess of the federal funds rate, 1.00% in excess of the one-month LIBOR rate and the Agent's prime rate), plus, in each case, an applicable margin.  The applicable margin for loans under the first-in last-out term facility that are (i) LIBOR loans ranges, based on the our average excess availability, from 2.75% to 3.25% per annum and (ii) base rate loans ranges, based on our average excess availability, from 1.00% to 1.50%.  The applicable margin for other advances under the ABL Facility that are (i) LIBOR loans ranges, based on our average excess availability, from 1.75% to 2.25% and (ii) base rate loans ranges, based on our average excess availability, from 0.00% to 0.50%.

We must also pay an unused line fee equal to 0.25% per annum to the lenders under the ABL Facility if utilization under the facility is greater than or equal to 50.0% of the total available commitments under the facility and a commitment fee equal to 0.375% per annum if utilization under the facility is less than 50.0% of the total available commitments under the facility. Customary letter of credit fees are also payable, as necessary.

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

Restrictive Debt Covenants.

Our credit documents (the ABL Facility and the indenture governing the senior secured notes) contain operating covenants that limit the discretion of management with respect to certain business matters.  These covenants place significant restrictions on, among other things, the ability to incur additional debt, to pay dividends, to create liens, to make certain payments and investments and to sell or otherwise dispose of assets and merge or consolidate with other entities.  In addition, the ABL Facility contains a fixed charge coverage ratio covenant which will be applicable if the availability under the ABL Facility is less than 10.0% of the amount of the ABL Facility.  If applicable, that covenant requires us to maintain a minimum ratio of adjusted EBITDA less capital expenditures made during such period (other than capital expenditures financed with the net cash proceeds of asset sales, recovery events, incurrence of indebtedness and the sale or issuance of equity interests) to fixed charges of 1.00 to 1.00.  We are not currently in a compliance period, and we do not expect to be in a compliance period during the next twelve months.

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

Critical Accounting Policies and Estimates.

We have made a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America.  Actual results could differ significantly from those estimates under different assumptions and conditions.  We included in our Form 10-K for the year ended December 31, 2014 a discussion of our most critical accounting policies, which are those that have a material impact on our financial condition or operating performance and require management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

Such forward-looking statements are based on assumptions and estimates, which although believed to be reasonable, may turn out to be incorrect.  Therefore, undue reliance should not be placed upon these estimates and statements.  We cannot assure that any of these statements, estimates, or beliefs will be realized and actual results may differ from those contemplated in these "forward-looking statements."  We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise.  You are advised to consult further disclosures we may make on related subjects in our filings with the SEC.  In addition to other factors discussed in this report, some of the important factors that could cause actual results to differ materially from those discussed in the forward-looking statements include, without limitation, the following:

•	a reversal of recent improvements in, or less robust than anticipated commercial vehicle industry recovery in 2015 and 2016 could have a material adverse effect on our business;
•	a delayed or less robust than anticipated global industrial and agricultural industries recovery in 2015 and 2016 could have a material adverse effect on our business;
•	the loss of a major customer could have a material adverse effect on our business;
•	competition from products sourced in low cost countries could have an adverse effect on our business;
•	the demands of original equipment manufacturers for price reductions may adversely affect profitability;
•	we use a substantial amount of raw steel, aluminum, cast scrap, and foundry steel and are vulnerable to industry shortages, significant price increases, and surcharges, some of which we may not be able to pass through to our customers;
•	our credit documents contain significant financial and operating covenants that may limit the discretion of management with respect to certain business matters. We must also meet certain financial ratios and tests as described above. Failure to comply with the obligations contained in the debt agreements could result in an event of default, and possibly the acceleration of the related debt and the acceleration of debt under other instruments evidencing debt that may contain cross-acceleration or cross-default provisions;
•	a labor strike may disrupt our supply of products to our customer base;
•	we may encounter increased competition in the future from existing competitors or new competitors;
•	our significant indebtedness may have important consequences, including, but not limited to, impairment of our ability to obtain additional financing, reduction of funds available for operations and business opportunities or limitations on our ability to dispose of assets;
•	significant volatility in the foreign currency markets could have an adverse effect on us;
•	our ability to service our indebtedness is dependent upon operating cash flow;
•	an interruption of performance of our machinery and equipment could have an adverse effect on us;
•	an interruption in supply of metals could reduce our ability to obtain favorable sourcing of such raw materials;
•	any product quality issue or an adverse judgment in legal proceedings could have an adverse effect on our business;
•	we may be subject to liability under certain environmental laws and the cost of compliance with these regulations could have a material adverse effect on our financial condition and may adversely affect our ability to sell or rent such property or to borrow using such property as collateral; and
•	our success depends largely upon the abilities and experience of certain key management personnel and the loss of the services of one or more of these key personnel could have a negative impact on our business.

For further information, refer to the business description and additional risk factors sections included in our Form 10-K for the year ended December 31, 2014, as filed with the SEC.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

In the normal course of doing business, we are exposed to risks associated with changes in foreign exchange rates, raw material/commodity prices, and interest rates.  We use derivative instruments to manage these exposures.  The objectives for holding derivatives are to minimize the risks using the most effective methods to eliminate or reduce the impacts of these exposures.

Foreign Currency Risk

Certain forecasted transactions, assets, and liabilities are exposed to foreign currency risk. We monitor our foreign currency exposures to maximize the overall effectiveness of our foreign currency derivatives. The principal currencies of exposure are the Canadian Dollar and Mexican Peso. From time to time, we use foreign currency financial instruments to offset the impact of the variability in exchange rates on our operations, cash flows, assets and liabilities.  At March 31, 2015, there were foreign exchange contracts of $0.7 million. The counterparty to the foreign exchange contracts is a financial institution with an investment grade credit rating. The use of forward contracts protects our cash flows against unfavorable movements in exchange rates, to the extent of the amount under contract.

Foreign currency derivative contracts provide only limited protection against currency risks. Factors that could impact the effectiveness of our currency risk management programs include accuracy of sales estimates, volatility of currency markets and the cost and availability of derivative instruments.

Raw Material/Commodity Price Risk

We rely upon the supply of certain raw materials and commodities in our production processes, and we have entered into firm purchase commitments for certain metals and natural gas. Additionally, from time to time, we use commodity price swaps and futures contracts to manage the variability in certain commodity prices on our operations and cash flows. At March 31, 2015 we had no open commodity price swaps or futures contracts.

Interest Rate Risk

We use long-term debt as a primary source of capital. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for our long-term fixed-rate debt and other types of long-term debt at March 31, 2015:

(Dollars in thousands)	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
Long-term Debt:
Fixed Rate	—	—	—	$310,000	—	—	$310,000	$315,577
Average Rate	—	—	—	9.5%	—	—	9.5%
Variable Rate	—	—	—	$20,000	—	—	$20,000	$20,000
Average Rate	—	—	—	2.9%	—	—	2.9%

Item 4.	Controls and Procedures

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

31.1†	—	Section 302 Certification of Richard F. Dauch in connection with the Quarterly Report on Form 10-Q on Accuride Corporation for the period ended March 31,2015.
31.2†	—	Section 302 Certification of Gregory A. Risch in connection with the Quarterly Report on Form 10-Q of Accuride Corporation for the period ended March 31, 2015.
32.1††	—	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
101.INS†	—	XBRL Instance Document
101.SCH†	—	XBRL Taxonomy Extension Schema Document
101.CAL†	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB†	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	—	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF†	—	XBRL Taxonomy Extension Definition Linkbase Document

†	Filed herewith
††	Furnished herewith
*	Management contract or compensatory agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCURIDE CORPORATION

/s/ RICHARD F. DAUCH	Dated: April 27, 2015
Richard F. Dauch
President and Chief Executive Officer
(Principal Executive Officer)

/s/ GREGORY A. RISCH	Dated: April 27, 2015
Gregory A. Risch
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)