Form 10-Q
period 2015-06-30
ACCURIDE CORP
filed 2015-07-27
CIK 817979

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark One)
☑	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015.

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

As of July 23, 2015, 47,950,118 shares of Accuride Corporation common stock, par value $.01 per share, were outstanding.

ACCURIDE CORPORATION

Part I.  FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

ACCURIDE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except for share and per share data)	June 30, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$30,847	$29,773
Customer receivables, net of allowance for doubtful accounts of $437 and $327 in 2015 and 2014, respectively	71,263	56,271
Other receivables	6,428	7,299
Inventories	40,724	43,065
Deferred income taxes	2,687	2,687
Prepaid expenses and other current assets	10,899	10,785
Total current assets	162,848	149,880
PROPERTY, PLANT AND EQUIPMENT, net	206,174	212,183
OTHER ASSETS:
Goodwill	100,697	100,697
Other intangible assets, net	113,884	117,963
Deferred financing costs, net of accumulated amortization of $5,791 and $5,077 in 2015 and 2014, respectively	4,313	5,012
Deferred income taxes	2,797	1,289
Pension asset	11,048	9,518
Other	1,939	1,880
TOTAL	$603,700	$598,422
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$65,573	$56,452
Accrued payroll and compensation	8,375	10,620
Accrued interest payable	12,462	12,428
Accrued workers compensation	2,961	3,137
Accrued and other liabilities	14,374	14,434
Total current liabilities	103,745	97,071
LONG-TERM DEBT	316,760	323,234
DEFERRED INCOME TAXES	16,704	14,837
NON-CURRENT INCOME TAXES PAYABLE	6,534	6,534
OTHER POSTRETIREMENT BENEFIT PLAN LIABILITY	63,092	82,157
PENSION BENEFIT PLAN LIABILITY	30,321	32,348
OTHER LIABILITIES	10,112	11,438
COMMITMENTS AND CONTINGENCIES (Note 6)	—	—
STOCKHOLDERS' EQUITY:
Preferred Stock, $0.01 par value; 10,000,000 shares authorized	—	—
Common Stock, $0.01 par value; 80,000,000 shares authorized, 47,950,118 and 47,718,818 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively, and additional paid-in-capital	443,669	442,631
Accumulated other comprehensive loss	(30,798)	(49,638)
Accumulated deficiency	(356,439)	(362,190)
Total stockholders' equity	56,432	30,803
TOTAL	$603,700	$598,422

See notes to unaudited condensed consolidated financial statements.

ACCURIDE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands except per share data)	2015	2014	2015	2014

NET SALES	$185,380	$181,575	$369,039	$348,359
COST OF GOODS SOLD	159,474	159,153	322,202	308,914
GROSS PROFIT	25,906	22,422	46,837	39,445
OPERATING EXPENSES:
Selling, general and administrative	11,722	10,118	23,325	20,572
INCOME FROM OPERATIONS	14,184	12,304	23,512	18,873
OTHER INCOME (EXPENSE):
Interest expense, net	(8,354)	(8,487)	(16,704)	(16,907)
Other loss, net	(84)	(169)	(1,256)	(699)
INCOME BEFORE INCOME TAXES FROM CONTINUING OPERATIONS	5,746	3,648	5,552	1,267
INCOME TAX (BENEFIT) EXPENSE	(378)	(1,461)	8	(557)
INCOME FROM CONTINUING OPERATIONS	6,124	5,109	5,544	1,824
DISCONTINUED OPERATIONS, NET OF TAX	215	186	207	(102)
NET INCOME	$6,339	$5,295	$5,751	$1,722
OTHER COMPREHENSIVE INCOME, NET OF TAX:
Defined benefit plans	17,566	140	18,840	473
COMPREHENSIVE INCOME	$23,905	$5,435	$24,591	$2,195
Weighted average common shares outstanding—basic	47,991	47,737	47,907	47,667
Basic income per share-continuing operations	0.13	0.11	0.12	0.04
Basic income per share-discontinued operations	—	—	—	—
Basic income per share	$0.13	$0.11	$0.12	$0.04
Weighted average common shares outstanding—diluted	49,286	49,003	48,554	48,299
Diluted income per share-continuing operations	0.13	0.11	0.12	0.04
Diluted income per share-discontinued operations	—	—	—	—
Diluted income per share	$0.13	$0.11	$0.12	$0.04

See notes to unaudited condensed consolidated financial statements.

ACCURIDE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

(In thousands)	Common Stock and Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficiency	Total Stockholders' Equity

BALANCE April 1, 2014	$440,725	$(18,379)	$(363,456)	$58,890
Net income	—	—	5,295	5,295
Share-based compensation expense	710	—	—	710
Tax impact of forfeited vested shares	(51)	—	—	(51)
Other comprehensive income, net of tax	—	140	—	140
BALANCE—June 30, 2014	$441,384	$(18,239)	$(358,161)	$64,984

BALANCE—April 1, 2015	$442,931	$(48,364)	$(362,778)	$31,789
Net income	—	—	6,339	6,339
Share-based compensation expense	786	—	—	786
Tax impact of forfeited vested shares	(48)	—	—	(48)
Other comprehensive income, net of tax	—	17,566	—	17,566
BALANCE—June 30, 2015	$443,669	$(30,798)	$(356,439)	$56,432

(In thousands)	Common Stock and Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficiency	Total Stockholders' Equity

BALANCE— January 1, 2014	$440,479	$(18,712)	$(359,883)	$61,884
Net income	—	—	1,722	1,722
Share-based compensation expense	1,209	—	—	1,209
Tax impact of forfeited vested shares	(304)	—	—	(304)
Other comprehensive income, net of tax	—	473	—	473
BALANCE—June 30, 2014	$441,384	$(18,239)	$(358,161)	$64,984

BALANCE—January 1, 2015	$442,631	$(49,638)	$(362,190)	$30,803
Net income	—	—	5,751	5,751
Share-based compensation expense	1,449	—	—	1,449
Tax impact of forfeited vested shares	(411)	—	—	(411)
Other comprehensive income, net of tax	—	18,840	—	18,840
BALANCE—June 30, 2015	$443,669	$(30,798)	$(356,439)	$56,432

See notes to unaudited condensed consolidated financial statements.

ACCURIDE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(In thousands)	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,751	$1,722
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	16,930	16,443
Amortization – deferred financing costs and debt discount	1,239	1,239
Amortization – other intangible assets	4,079	4,059
Loss on disposal of assets	98	406
Provision for deferred income taxes	(463)	(15)
Non-cash share-based compensation	1,449	1,209
Changes in certain assets and liabilities:
Receivables	(14,121)	(21,651)
Inventories	2,341	(6,887)
Prepaid expenses and other assets	(1,642)	(4,389)
Accounts payable	7,346	16,098
Accrued and other liabilities	(4,387)	(3,974)
Net cash provided by operating activities	18,620	4,260
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(9,244)	(14,748)
Proceeds from sale of property, plant, and equipment	—	1,235
Purchase of intangible asset	—	(671)
Net cash used in investing activities	(9,244)	(14,184)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolver	16,000	10,000
Payments on revolver	(23,000)	—
Principal payments on capital leases	(1,288)	(1,599)
Other	(14)	—
Net cash (used in) provided by financing activities	(8,302)	8,401
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,074	(1,523)
CASH AND CASH EQUIVALENTS—Beginning of period	29,773	33,426
CASH AND CASH EQUIVALENTS—End of period	$30,847	$31,903

Supplemental cash flow information:
Cash paid for interest	$15,394	$15,683
Cash paid for income taxes	$1,629	$1,137
Non-cash transactions:
Purchases of property, plant and equipment in accounts payable	$4,168	$3,388

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

The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015.  The unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto disclosed in Accuride's Annual Report on Form 10-K for the year ended December 31, 2014.

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

Earnings Per Common Share – Basic and diluted earnings per common share were computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands except per share data)	2015	2014	2015	2014
Numerator:
Net income from continuing operations	$6,124	$5,109	$5,544	$1,824
Net income (loss) from discontinued operations	215	186	207	(102)
Net income	$6,339	$5,295	$5,751	$1,722
Denominator:
Weighted average shares outstanding – Basic	47,991	47,737	47,907	47,667
Weighted average shares outstanding – Diluted	49,286	49,003	48,554	48,299

Basic income per common share
From continuing operations	$0.13	$0.11	$0.12	$0.04
From discontinued operations	—	—	—	—
Basic income per common share	$0.13	$0.11	$0.12	$0.04

Diluted income per common share
From continuing operations	$0.13	$0.11	$0.12	$0.04
From discontinued operations	—	—	—	—
Diluted income per common share	$0.13	$0.11	$0.12	$0.04

As of June 30, 2015, there were options exercisable for 144,095 shares that were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.  As of June 30, 2014, there were options exercisable for 149,094 shares that were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.

Share-Based Compensation – Compensation expense for share-based compensation programs recognized as a component of operating expenses was $0.8 million and $0.7 million for the three months ended June 30, 2015 and June 30, 2014, respectively. Compensation expense for share-based compensation programs recognized as a component of operating expenses was $1.4 million and $1.2 million for the six months ended June 30, 2015 and June 30, 2014, respectively.

As of June 30, 2015, there was approximately $5.0 million of unrecognized pre-tax compensation expense related to share-based awards not yet vested that will be recognized over a weighted-average period of 1.8 years.

Income Tax – Under Interim Financial Reporting, we compute on a quarterly basis an estimated annual effective tax rate considering ordinary income and related income tax (benefit) expense. Ordinary income refers to income (loss) before income tax expense excluding significant, unusual, or infrequently occurring items. The tax effect of an unusual or infrequently occurring item is recorded in the interim period in which it occurs. Other items included in income tax expense in the periods in which they occur include the cumulative effect of changes in tax laws or rates, foreign exchange gains and losses, adjustments to uncertain tax positions, and adjustments to our valuation allowance due to changes in judgment in the realizability of federal and state deferred tax assets in future years.

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

On April 15, 2015, the FASB issued ASU 2015-05, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement.  The amendments in this update provide guidance to customers about whether a cloud computing arrangement includes a software license. The amendment is effective for annual and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. The Company is evaluating the effect, if any, on its financial statements.

On April 7, 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. FASB is issuing this update as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative).

To simplify presentation of debt issuance costs, the amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. The amendments in this update are effective for annual and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. The Company is evaluating the effect, if any, on its financial statements.

Note 2 – Discontinued Operations

The Company has recognized certain operating results related to its Imperial Group business in Discontinued Operations.

The following table presents sales and income attributable to Discontinued Operations.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014

Net sales	$—	$—	$—	$—

Loss from operations	(11)	(10)	(21)	(21)
Other income (expense)	226	196	228	(81)
Discontinued Operations	$215	$186	$207	$(102)

Note 3 - Inventories

Inventories at June 30, 2015 and December 31, 2014, on a first-in, first-out ("FIFO") basis, were as follows:

(In thousands)	June 30, 2015	December 31, 2014
Raw materials	$7,844	$8,244
Work in process	12,198	14,073
Finished manufactured goods	20,682	20,748
Total inventories	$40,724	$43,065

Note 4 - Goodwill and Other Intangible Assets

The following represents the carrying amount of goodwill, on a reportable segment basis:

(In thousands)	Wheels	Brillion Iron Works	Total
Balance as of December 31, 2014	$96,283	$4,414	$100,697
Balance as of June 30, 2015	$96,283	$4,414	$100,697

The changes in the carrying amount of other intangible assets for the period December 31, 2014 to June 30, 2015, by reportable segment, are as follows:

(In thousands)	Wheels	Brillion Iron Works	Total
Balance as of December 31, 2014	$115,465	$2,498	$117,963
Amortization	(3,995)	(84)	(4,079)
Balance as of June 30, 2015	$111,470	$2,414	$113,884

The changes in the carrying amount of other intangible assets for the period December 31, 2013 to June 30, 2014, by reportable segment, are as follows:

(In thousands)	Wheels	Brillion Iron Works	Total
Balance as of December 31, 2013	$122,764	$2,666	$125,430
Additions	671	—	671
Amortization	(3,975)	(84)	(4,059)
Balance as of June 30, 2014	$119,460	$2,582	$122,042

The summary of goodwill and other intangible assets is as follows:

		As of June 30, 2015			As of December 31, 2014
(In thousands)	Weighted Average Useful Lives	Gross Amount	Accumulated Amortization	Carrying Amount	Gross Amount	Accumulated Amortization	Carrying Amount
Goodwill	—	$100,697	$—	$100,697	$100,697	$—	$100,697
Other intangible assets:
Trade names	—	$25,200	$—	$25,200	$25,200	$—	$25,200
Technology	10.6	39,169	24,671	14,498	39,169	23,158	16,011
Customer relationships	16.8	127,304	53,118	74,186	127,304	50,552	76,752
Other intangible assets		$191,673	$77,789	$113,884	$191,673	$73,710	$117,963

We estimate that our annual amortization expense for our other intangible assets for 2015 through 2019 will be approximately $8.2 million.

Note 5 - Pension and Other Postretirement Benefit Plans

Components of net periodic benefit cost for the three and six months ended June 30:

	For the Three Months ended June 30,				For the Six Months ended June 30,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
(In thousands)	2015	2014	2015	2014	2015	2014	2015	2014
Service cost-benefits earned during the period	$179	$270	$101	$87	$356	$534	$204	$172
Interest cost on projected benefit obligation	2,370	2,697	754	883	4,724	5,351	1,614	1,759
Expected return on plan assets	(2,785)	(3,213)	—	—	(5,557)	(6,368)	—	—
Amortization of prior service (credit) cost	11	11	(93)	(9)	22	22	(102)	(18)
Amortization of loss	320	51	94	80	631	101	195	157
Total benefit cost charged (credited) to income	$95	$(184)	$856	$1,041	$176	$(360)	$1,911	$2,070

As of June 30, 2015, $3.2 million has been contributed in 2015 to our sponsored pension plans.  We presently anticipate contributing an additional $4.5 million to fund our pension plans during 2015 for a total of $7.7 million.

Certain of our post-retirement benefit programs were re-measured as of May 31, 2015 to reflect post-65 health benefits transitioning from a self-insured plan to a Medicare Advantage Plan. The transition to the Medicare Advantage plan will provide comparable benefits while taking advantage of certain government subsidies which help manage the continually rising costs of medical and prescription drug coverage.  The re-measurement resulted in a liability reduction of $17.9 million and corresponding gain in Accumulated Other Comprehensive Income.  This re-measurement takes into account the impact of the anticipated future program cost savings and current interest rate environments.

Note 6 – Commitments and Contingencies

We are from time to time involved in various legal proceedings of a character normally incidental to our business. We do not believe that the outcome of these proceedings will have a material adverse effect on our consolidated financial condition or results of our operations and cash flows.

In addition to environmental laws that regulate our ongoing operations, we are also subject to environmental remediation liability. Under the federal Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") and analogous state laws, we may be subject to joint and several liability without regard to fault or the legality of the original conduct as a result of the release or threatened release of hazardous materials into the environment regardless of when the release occurred. We are currently involved in several matters relating to the investigation and/or remediation of locations where we have arranged for the disposal of foundry wastes. Such matters include situations in which we have been named or are believed to be potentially responsible parties in connection with the contamination of these offsite disposal locations. Additionally, environmental remediation may be required to address soil and groundwater contamination identified at certain of our facilities.

As of June 30, 2015, we had an environmental reserve of approximately $1.5 million, related primarily to our foundry operations. This reserve is based on management's review of potential liabilities as well as cost estimates related thereto. Any expenditure required for us to comply with applicable environmental laws and/or pay for any remediation efforts will not be reduced or otherwise affected by the existence of the environmental reserve. Our environmental reserve may not be adequate to cover our future costs related to the sites associated with the environmental reserve, and any additional costs may have a material adverse effect on our business, results of operations or financial condition. The discovery of additional environmental issues, the modification of existing laws or regulations or the promulgation of new ones, more vigorous enforcement by regulators, the imposition of joint and several liability under CERCLA or analogous state laws, or other unanticipated events could also result in a material adverse effect on our consolidated financial statements.

The Iron and Steel Foundry National Emission Standard for Hazardous Air Pollutants ("NESHAP") was developed pursuant to Section 112(d) of the Clean Air Act and requires major sources of hazardous air pollutants to achieve compliance with emission limits representative of maximum achievable control technology. Based on currently available information, we do not anticipate material costs regarding ongoing compliance with the NESHAP; however if we are found to be out of compliance with NESHAP, we could incur a liability that could have a material adverse effect on our consolidated financial statements.

Management does not believe that the outcome of any currently pending environmental proceeding will have a material adverse effect on our consolidated financial statements.

As of June 30, 2015, we had approximately 2,186 employees, of which 496 were salaried employees with the remainder paid hourly. Unions represent approximately 1,438 of our employees, which is approximately 66 percent of our total employees. Each of our unionized facilities has a separate contract with the union that represents the workers employed at such facility. The union contracts expire at various times over the next few years with the exception of our union contract that covers the hourly employees at our Monterrey, Mexico, facility, which expires on an annual basis in January unless otherwise renewed. The 2015 negotiations in Monterrey were completed prior to the expiration of our union contract. In 2014, we successfully negotiated new bargaining agreements for our Erie, Pennsylvania and Rockford, Illinois facilities, which will expire on September 3, 2018 and March 25, 2019, respectively. The previous contract at our London, Ontario facility expired on March 12, 2015, but our previously negotiated successor agreement  became effective on March 13, 2015 and runs through March 12, 2018. No other collective bargaining agreements expire in 2015.

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

The carrying amounts of cash and cash equivalents, customer receivables, and accounts payable approximate fair value because of the relatively short maturity of these instruments.  The fair value of our 9.5% senior secured notes based on market quotes, which we determined to be Level 1 inputs, at June 30, 2015 was approximately $319.2 million compared to the carrying amount of $306.8 million.  The fair value of our 9.5% senior secured notes based on market quotes, which we determined to be Level 1 inputs, at December 31, 2014 was approximately $319.2 million compared to the carrying amount of $306.2 million.  The Company believes the fair value of our variable interest rate Asset Based Loan ("ABL") facility at June 30, 2015 and December 31, 2014 equals the carrying value of $10.0 million and $17.0 million, respectively.  As of June 30, 2015 and December 31, 2014 we had no other financial instruments.

Note 8 – Segment Reporting

Based on our continual monitoring of the long-term economic characteristics, products and production processes, class of customer, and distribution methods of our operating segments, we have identified each of our operating segments below as reportable segments.  We believe this segmentation is appropriate based upon operating decisions and performance assessments by our President and Chief Executive Officer.  The accounting policies of the reportable segments are the same as described in Note 1, Summary of Significant Accounting Policies of our Annual Report on Form 10-K for the year ended December 31, 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2014	2014
Net sales:
Wheels	$114,356	$101,155	$222,692	$193,373
Gunite	47,006	48,304	84,746	92,277
Brillion Iron Works	24,018	32,116	61,601	62,709
Consolidated total	$185,380	$181,575	$369,039	$348,359

Operating income (loss):
Wheels	$17,405	$11,857	$30,657	$21,599
Gunite	7,338	7,243	10,079	10,521
Brillion Iron Works	(1,470)	489	726	1,764
Corporate / Other	(9,089)	(7,285)	(17,950)	(15,011)
Consolidated total	$14,184	$12,304	$23,512	$18,873

Excluded from net sales above, are inter-segment sales from Brillion Iron Works to Gunite, as shown in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Inter-segment sales	$1,733	$3,929	$3,908	$7,770

	As of
(In thousands)	June 30, 2015	December 31, 2014
Total assets:
Wheels	$447,532	$441,835
Gunite	62,553	59,600
Brillion Iron Works	52,155	55,226
Corporate / Other	41,460	41,761
Consolidated total	$603,700	$598,422

Note 9 - Debt

As of June 30, 2015, total debt was $316.8 million consisting of $306.8 million of our outstanding 9.5% senior secured notes, net of discount, and a $10.0 million draw on our ABL facility.  As of December 31, 2014, total debt was $323.2 million consisting of $306.2 million of our outstanding 9.5% senior secured notes, net of discount, and a $17.0 million draw on our ABL facility.

Our credit documents (the ABL Facility and the indenture governing the senior secured notes) contain operating covenants that limit the discretion of management with respect to certain business matters.  These covenants place significant restrictions on, among other things, the ability to incur additional debt, to pay dividends, to create liens, to make certain payments and investments and to sell or otherwise dispose of assets and merge or consolidate with other entities.  In addition, the ABL Facility contains a fixed charge coverage ratio covenant which will be applicable if the availability under the ABL Facility is less than 10.0% of the amount of the ABL Facility.  If applicable, that covenant requires us to maintain a minimum ratio of adjusted EBITDA less capital expenditures made during such period (other than capital expenditures financed with the net cash proceeds of asset sales, recovery events, incurrence of indebtedness and the sale or issuance of equity interests) to fixed charges of 1.00 to 1.00.  We are not currently in a compliance period, and we do not expect to be in a compliance period during the next twelve months.  However, we continue to operate in a challenging commercial environment and our ability to maintain liquidity and comply with our debt covenants may be affected by changes in economic or other conditions that are beyond our control and which are difficult to predict.

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

We must also pay an unused line fee equal to 0.25% per annum to the lenders under the ABL Facility if utilization under the facility is greater than or equal to 50.0% of the total available commitments under the facility, or an unused line fee equal to 0.375% per annum if utilization under the facility is less than 50.0% of the total available commitments under the facility. Customary letter of credit fees are also payable, as applicable.

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

CONDENSED CONSOLIDATING BALANCE SHEETS

	June 30, 2015
(In thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
ASSETS
Cash and cash equivalents	$21,713	$—	$9,134	$—	$30,847
Customer and other receivables, net	51,354	20,783	5,554	—	77,691
Intercompany receivable	—	32,364	86,585	(118,949)	—
Inventories	20,373	17,397	3,362	(408)	40,724
Other current assets	6,774	2,037	4,775	—	13,586
Total current assets	100,214	72,581	109,410	(119,357)	162,848
Property, plant and equipment, net	78,031	97,703	30,440	—	206,174
Goodwill	96,283	4,414	—	—	100,697
Other intangible assets, net	111,470	2,414	—	—	113,884
Investments in and advances to subsidiaries and affiliates	165,788	—	—	(165,788)	—
Deferred income taxes	—	35,640	4,819	(37,662)	2,797
Other non-current assets	5,907	345	11,048	—	17,300
TOTAL	$557,693	$213,097	$155,717	$(322,807)	$603,700
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$17,395	$36,894	$11,284	$—	$65,573
Intercompany payable	87,645	—	31,712	(119,357)	—
Accrued payroll and compensation	1,278	6,011	1,086	—	8,375
Accrued interest payable	12,462	—	—	—	12,462
Accrued and other liabilities	4,309	9,956	3,070	—	17,335
Total current liabilities	123,089	52,861	47,152	(119,357)	103,745
Long term debt	316,760	—	—	—	316,760
Deferred and non-current income taxes	47,326	10,615	2,959	(37,662)	23,238
Other non-current liabilities	14,086	71,875	17,564	—	103,525
Stockholders' equity	56,432	77,746	88,042	(165,788)	56,432
TOTAL	$557,693	$213,097	$155,717	$(322,807)	$603,700

	December 31, 2014
(In thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
ASSETS
Cash and cash equivalents	$22,710	$—	$7,063	$—	$29,773
Customer and other receivables, net	35,630	20,994	6,543	403	63,570
Intercompany receivables	191,272	5,086	53,055	(249,413)	—
Inventories	18,693	21,352	3,423	(403)	43,065
Other current assets	4,970	3,386	5,116	—	13,472
Total current assets	273,275	50,818	75,200	(249,413)	149,880
Property, plant and equipment, net	78,603	101,648	31,932	—	212,183
Goodwill	96,283	4,414	—	—	100,697
Other intangible assets, net	115,465	2,498	—	—	117,963
Investments in and advances to subsidiaries and affiliates	128,372	—	—	(128,372)	—
Other non-current assets	3,118	3,774	10,807	—	17,699
TOTAL	$695,116	$163,152	$117,939	$(377,785)	$598,422
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$15,209	$31,931	$9,312	$—	$$56,452
Intercompany payable	249,407	—	6	(249,413)	—
Accrued payroll and compensation	4,002	5,458	1,160	—	10,620
Accrued interest payable	12,428	—	—	—	12,428
Accrued and other liabilities	4,183	10,060	3,328	—	17,571
Total current liabilities	285,229	47,449	13,806	(249,413)	97,071
Long term debt	323,234	—	—	—	323,234
Deferred and non-current income taxes	41,775	(20,736)	332	—	21,371
Other non-current liabilities	14,075	93,245	18,623	—	125,943
Stockholders' equity	30,803	43,194	85,178	(128,372)	30,803
TOTAL	$695,116	$163,152	$117,939	$(377,785)	$598,422

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30, 2015
(In thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$135,630	$78,921	$32,116	$(61,287)	$185,380
Cost of goods sold	123,642	67,974	28,737	(60,879)	159,474
Gross profit	11,988	10,947	3,379	(408)	25,906
Operating expenses	11,434	250	38	—	11,722
Income (loss) from operations	554	10,697	3,341	(408)	14,184
Other income (expense):
Interest income (expense), net	(8,754)	(51)	451	—	(8,354)
Equity in earnings of subsidiaries	14,299	—	—	(14,299)	—
Other income (expense), net	290	—	(374)	—	(84)
Income (loss) before income taxes from continuing operations	6,389	10,646	3,418	(14,707)	5,746
Income tax (benefit) provision	50	(490)	62	—	(378)
Income (loss) from continuing operations	6,339	11,136	3,356	(14,707)	6,124
Discontinued operations, net of tax	—	—	215	—	215
Net income (loss)	$6,339	$11,136	$3,571	$(14,707)	$6,339

Comprehensive income (loss)	$23,905	$28,034	$3,727	$(31,761)	$23,905

	Three Months Ended June 30, 2014
(In thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$123,044	$76,532	$33,669	$(51,670)	$181,575
Cost of goods sold	108,284	69,982	32,065	(51,178)	159,153
Gross profit	14,760	6,550	1,604	(492)	22,422
Operating expenses	9,843	222	53	—	10,118
Income (loss) from operations	4,917	6,328	1,551	(492)	12,304
Other income (expense):
Interest income (expense), net	(8,766)	(59)	338	—	(8,487)
Equity in earnings of subsidiaries	8,388	—	—	(8,388)	—
Other income (expense), net	(800)	63	568	—	(169)
Income (loss) before income taxes from continuing operations	3,739	6,332	2,457	(8,880)	3,648
Income tax (benefit) provision	(1,556)	—	95	—	(1,461)
Income (loss) from continuing operations	5,295	6,332	2,362	(8,880)	5,109
Discontinued operations, net of tax	—	—	186	—	186
Net income (loss)	$5,295	$6,332	$2,548	$(8,880)	$5,295

Comprehensive income (loss)	$5,435	$6,322	$2,687	$(9,009)	$5,435

	Six Months Ended June 30, 2015
(In thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$255,129	$168,164	$63,886	$(118,140)	$369,039
Cost of goods sold	230,878	149,991	58,764	(117,431)	322,202
Gross profit	24,251	18,173	5,122	(709)	46,837
Operating expenses	22,737	504	84	—	23,325
Income (loss) from operations	1,514	17,669	5,038	(709)	23,512
Other income (expense):
Interest income (expense), net	(17,442)	(105)	843	—	(16,704)
Equity in earnings of subsidiaries	21,912	—	—	(21,912)	—
Other income (expense), net	(279)	—	(977)	—	(1,256)
Income (loss) before income taxes from continuing operations	5,705	17,564	4,904	(22,621)	5,552
Income tax (benefit) provision	(46)	(347)	401	—	8
Income (loss) from continuing operations	5,751	17,911	4,503	(22,621)	5,544
Discontinued operations, net of tax	—	—	207	—	207
Net income (loss)	$5,751	$17,911	$4,710	$(22,621)	$5,751

Comprehensive income (loss)	$24,591	$34,899	$6,028	$(40,927)	$24,591

	Six Months Ended June 30, 2014
(In thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$231,575	$150,834	$66,323	$(100,373)	$348,359
Cost of goods sold	207,166	139,686	61,504	(99,442)	308,914
Gross profit	24,409	11,148	4,819	(931)	39,445
Operating expenses	19,965	502	105	—	20,572
Income (loss) from operations	4,444	10,646	4,714	(931)	18,873
Other income (expense):
Interest income (expense), net	(17,423)	(120)	636	—	(16,907)
Equity in earnings of subsidiaries	14,061	—	—	(14,061)	—
Other income (expense), net	(877)	126	52	—	(699)
Income (loss) before income taxes from continuing operations	205	10,652	5,402	(14,992)	1,267
Income tax (benefit) provision	(1,517)	143	817	—	(557)
Income (loss) from continuing operations	1,722	10,509	4,585	(14,992)	1,824
Discontinued operations, net of tax	—	—	(102)	—	(102)
Net income (loss)	$1,722	$10,509	$4,483	$(14,992)	$1,722

Comprehensive income (loss)	$2,195	$10,486	$4,957	$(15,443)	$2,195

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2015
(In thousands)	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$5,751	$17,911	$4,710	$(22,621)	$5,751
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	5,558	9,418	1,954	—	16,930
Amortization – deferred financing costs	1,239	—	—	—	1,239
Amortization – other intangible assets	3,995	84	—	—	4,079
Loss on disposal of assets	123	37	(62)	—	98
Deferred income taxes	27	(490)	—	—	(463)
Non-cash stock-based compensation	1,449	—	—	—	1,449
Equity in earnings of subsidiaries and affiliates	(21,912)	—	—	21,912	—
Change in other operating items	18,869	(29,152)	(889)	709	(10,463)
Net cash provided by (used in) operating activities	15,099	(2,192)	5,713	—	18,620

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(4,776)	(3,990)	(478)	—	(9,244)
Proceeds from notes receivable	(48,107)	(19,700)	—	67,807	—
Payments on notes receivable	67,829	46,892	—	(114,721)	—
Other	—	—	—	—	—
Net cash provided by (used in) investing activities	14,946	23,202	(478)	(46,914)	(9,244)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	35,700	48,107	—	(67,807)	16,000
Payments on notes payable	(69,892)	(67,829)	—	114,721	(23,000)
Principal payments on capital leases	3,164	(1,288)	(3,164)	—	(1,288)
Other	(14)	—	—	—	(14)
Net cash provided by (used in) financing activities	(31,042)	(21,010)	(3,164)	46,914	(8,302)
Net increase (decrease) in cash and cash equivalents	(997)	—	2,071	—	1,074
Cash and cash equivalents, beginning of period	22,710	—	7,063	—	29,773
Cash and cash equivalents, end of period	$21,713	$—	$9,134	$—	$30,847

	Six Months Ended June 30, 2014
(In thousands)	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,722	$10,509	$4,483	$(14,992)	$1,722
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	5,488	8,864	2,091	—	16,443
Amortization – deferred financing costs	1,239	—	—	—	1,239
Amortization – other intangible assets	3,975	84	—	—	4,059
(Gain) loss on disposal of assets	322	57	27	—	406
Deferred income taxes	(292)	—	277	—	(15)
Non-cash stock-based compensation	1,209	—	—	—	1,209
Equity in earnings of subsidiaries and affiliates	(14,061)	—	—	14,061	-
Change in other operating items	9,268	(29,191)	(1,811)	931	(20,803)
Net cash provided by (used in) operating activities	8,870	(9,677)	5,067	—	4,260

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(6,236)	(8,356)	(156)	—	(14,748)
Proceeds from notes receivable	(64,880)	(66,615)	(45)	131,540	—
Payment on notes receivable	25,568	45,700	45	(71,313)	—
Other	(671)	1,235	—	—	564
Net cash provided by (used in) investing activities	(46,219)	(28,036)	(156)	60,227	(14,184)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	76,615	64,925	—	(131,540)	10,000
Payments on notes payable	(45,700)	(25,613)	—	71,313	—
Other	—	(1,599)	—	—	(1,599)
Net cash provided by (used in) financings activities	30,915	37,713	—	(60,227)	8,401
Net increase (decrease) in cash and cash equivalents	(6,434)	—	4,911	—	(1,523)
Cash and cash equivalents, beginning of period	31,018	—	2,408	—	33,426
Cash and cash equivalents, end of period	$24,584	$—	$7,319	$—	$31,903

Note 11 – Changes in Accumulated Other Comprehensive Income (Loss) by Component

	Defined Benefit Pension	Defined Benefit Post-Retirement	Total
Balance as of March 31, 2014 (In thousands)	$(20,433)	$2,054	$(18,379)
Amounts reclassified from accumulated other comprehensive loss:
Actuarial costs (reclassified to salaries, wages, and benefits)	51	80	131
Prior service costs (reclassified to salaries, wages, and benefits)	11	(9)	2
Foreign currency translation related to pension and postretirement plans	237	(241)	(4)
Income Tax (Expense) or Benefit	$(178)	$189	$11
Other comprehensive income (loss), net of tax	121	19	140
Balance as of June 30, 2014 (In thousands)	$(20,312)	$2,073	$(18,239)

	Defined Benefit Pension	Defined Benefit Post-Retirement	Total
Balance as of December 31, 2013 (In thousands)	$(20,429)	$1,717	$(18,712)
Amounts reclassified from accumulated other comprehensive loss:
Actuarial costs (reclassified to salaries, wages, and benefits)	101	157	258
Prior service costs (reclassified to salaries, wages, and benefits)	22	(18)	4
Foreign currency translation related to pension and postretirement plans	261	28	289
Income Tax (Expense) or Benefit	$(267)	$189	$(78)
Other comprehensive income (loss), net of tax	117	356	473
Balance as of June 30, 2014 (In thousands)	$(20,312)	$2,073	$(18,239)

	Defined Benefit Pension	Defined Benefit Post-Retirement	Total
Balance as of March 31, 2015 (In thousands)	$(39,209)	$(9,155)	$(48,364)
Amounts reclassified from accumulated other comprehensive loss:
Actuarial costs (reclassified to salaries, wages, and benefits)	320	94	414
Prior service costs (reclassified to salaries, wages, and benefits)	11	(93)	(82)
Foreign currency translation related to pension and postretirement plans	(180)	(51)	(231)
Remeasurements	—	17,871	17,871
Income Tax (Expense) or Benefit	$62	$(468)	$(406)
Other comprehensive income (loss), net of tax	213	17,353	17,566
Balance as of June 30, 2015 (In thousands)	$(38,996)	$8,198	$(30,798)

	Defined Benefit Pension	Defined Benefit Post-Retirement	Total
Balance as of December 31, 2014 (In thousands)	$(40,160)	$(9,478)	$(49,638)
Amounts reclassified from accumulated other comprehensive loss:
Actuarial costs (reclassified to salaries, wages, and benefits)	631	195	826
Prior service costs (reclassified to salaries, wages, and benefits)	22	(102)	(80)
Foreign currency translation related to pension and postretirement plans	705	270	975
Remeasurements	-	17,871	17,871
Income Tax (Expense) or Benefit	$(194)	$(558)	$(752)
Other comprehensive income (loss), net of tax	1,164	17,676	18,840
Balance as of June 30, 2015 (In thousands)	$(38,996)	$8,198	$(30,798)

Certain of our post-retirement benefit programs were re-measured as of May 31, 2015 to reflect post-65 health benefits transitioning from a self-insured plan to a Medicare Advantage Plan. The transition to the Medicare Advantage plan will provide comparable benefits while taking advantage of certain government subsidies which help manage the continually rising costs of medical and prescription drug coverage. The re-measurement resulted in a liability reduction of $17.9 million and corresponding gain in Accumulated Other Comprehensive Income.  This re-measurement takes into account the impact of the anticipated future program cost savings and current interest rate environments.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

The accompanying unaudited condensed consolidated financial statements are prepared in conformity with U.S. GAAP and such principles are applied on a basis consistent with the information reflected in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission ("SEC").  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC.  In the opinion of management, the interim financial information includes all adjustments and accruals, consisting primarily of normal recurring adjustments, which are necessary for a fair presentation of results for the respective interim periods.  The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2015 or any interim period.  Except for the historical information contained herein, this quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties.  Our actual results may differ materially from those indicated by such forward-looking statements.

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

The heavy- and medium-duty truck and commercial trailer markets, the related aftermarket, and the global industrial, construction, and mining markets are the primary drivers of our sales. The commercial vehicle manufacturing and replacement part markets are, in turn, directly influenced by conditions in the North American truck industry and generally by conditions in other industries which indirectly impact the truck industry, such as the home-building industry, and by overall economic growth and consumer spending.  The global industrial, construction, and mining markets are driven by more macro- and global economic conditions, such as coal, oil and gas exploration, demand for mined products that are converted into industrial raw materials such as steel, iron and copper, and global construction trends.  Industry forecasts predict modest growth in class 5-8 commercial vehicle production in 2015 compared to 2014 as customers focus on replacing older commercial vehicles. With respect to trailer production, industry experts also expect year-over-year production in 2015 to increase over 2014.  Industry experts predict flat to marginal growth in the commercial vehicle aftermarket.  Our Brillion castings business, driven more by global industrial, construction, and mining markets expects to face continued headwinds from broader economic weakness, particularly in the oil and gas end-markets that it serves.

Our markets and those of our customers are becoming increasingly competitive as the global and North American economic recoveries remain modest.  In the North American commercial vehicle market, OEMs are competing to maintain or increase market share in the face of evolving regulations, increasing customer emphasis on light weight and fuel efficient platforms and an economic recovery that is holding new equipment purchases at or near replacement levels.  Shifts in the market share held by each of our OEM customers impact our business to varying degrees depending on whether our products are designated as standard or optional equipment on the various platforms at each OEM.  Approximately 70 percent of our wheel business is tied to the OEM market with the remaining 30 percent tied to the aftermarket.  Approximately 75 percent of our Gunite business is tied to the North American Aftermarket, with the remaining 25 percent tied to the North American Class 8 OEM segment. We are also continuing to see the impacts of low cost country sourced products in our markets, which has particularly impacted the aftermarket for steel wheels and brake drums.  Further, broader economic weaknesses in industrial manufacturing and oil and gas exploration impacted our Brillion business through reduced customer orders beginning in March 2015.  We expect that recent substantial reductions in commodity prices will continue to impact demand in Brillion's end markets in 2015 and continue into 2016.

In response to these conditions, we are working to continue to increase our market share and to control costs while positioning our businesses to compete at current demand levels and maintain capacity to meet further recoveries in our markets.  We continue to implement lean manufacturing practices across our facilities, which have resulted in significant reductions in working capital.  These reductions have freed up cash for other opportunities and priorities.  We are also committed and focused on driving these lean practices into our functional/administrative areas.  We have completed substantially all of our previously disclosed capital investment projects that have selectively increased our manufacturing capacity on core products, reduced labor and manufacturing costs and improved product quality.  Additionally, we have introduced and will continue to develop and roll-out new products and technologies that we believe offer better value to customers.  Further, we have been pursuing new business opportunities with both OEM and aftermarket customers and will work towards increasing our market share at OEMs by developing our relationships with large fleets in order to "pull through" our products when fleets order new equipment.  We continue to monitor competition from products manufactured in low cost countries and will take steps to combat unfair trade practices, as warranted, such as filing anti-dumping petitions with the United States government.

Certain of our post-retirement benefit programs were re-measured as of May 31, 2015 to reflect adjustments made to the health benefit plan design. The re-measurement resulted in a liability reduction of $17.9 million and corresponding gain in Accumulated Other Comprehensive Income.  This re-measurement takes into account the impact of the anticipated future program cost savings and current interest rate environments.

We believe that cash from operations, existing cash reserves, and our ABL revolving credit facility will provide adequate funds for our working capital needs, planned capital expenditures and cash interest payments through 2015 and the foreseeable future.

Results of Operations

The following tables set forth certain income statement information for Accuride for the three months ended June 30, 2015 and June 30, 2014:

	Three Months Ended June 30,
(In thousands)	2015	2014
Net sales	$185,380	$181,575
Cost of goods sold	159,474	159,153
Gross profit	25,906	22,422
Operating expenses	11,722	10,118
Income from operations	14,184	12,304
Interest expense, net	(8,354)	(8,487)
Other loss, net	(84)	(169)
Income tax benefit	(378)	(1,461)
Income from continuing operations	6,124	5,109
Discontinued operations, net of tax	215	186
Net Income	$6,339	$5,295

Net Sales

	Three Months Ended June 30,
(In thousands)	2015	2014
Wheels	$114,356	$101,155
Gunite	47,006	48,304
Brillion	24,018	32,116
Total	$185,380	$181,575

Net sales for the three months ended June 30, 2015, were $185.4 million, which was an increase of 2.1 percent, compared to net sales of $181.6 million for the three months ended June 30, 2014.  Of the total increase, approximately $8.0 million was attributable to an increase in volume demand due to increased production levels in the commercial vehicle market and its aftermarket segments in North America.  The increased commercial vehicle demand is a result of continued recovery in the commercial vehicle end-market.  The increase in net sales was partially offset by $4.2 million in pricing related decreases that reflect a pass-through of fluctuating raw material and commodity costs.

Net sales for our Wheels segment increased 13.1 percent during the three months ended June 30, 2015 compared to the same period in 2014 primarily due to increased production volume from our OEM customers and increased demand from aftermarket customers.  Net sales for our Gunite segment decreased 2.7 percent primarily due to decreased OEM demand for its hub-related assemblies, as well as lower year-over-year pricing for aftermarket drums.  Our Gunite products have a higher concentration of aftermarket demand, primarily due to the brake drum products that Gunite produces, which are replaced more often than our other products.  Our Brillion segment's net sales decreased by 25.2 percent due to lower demand in industrial and oil and gas markets stemming from recent substantial reductions in commodity prices.
North American commercial vehicle industry production builds as reported by ACT Publications were as follows:

	For the Three Months ended June 30,
	2015	2014
Class 8	88,635	73,653
Classes 5-7	59,815	59,521
Trailer	79,537	69,223

While we serve the commercial vehicle aftermarket segment, there is no industry data to compare our aftermarket sales to industry demand from period to period.  Approximately 70 percent of our Wheels business is tied to the OEM markets, with the remaining 30 percent tied to the aftermarket. Approximately 75 percent of our Gunite business is tied to the North American Aftermarket, with the remaining 25 percent tied to the North American Class 8 segment. We expect to continue to experience competition from low-cost country sourced products that compete with products produced by our Wheels and Gunite operating segments.  We expect softness in Brillion's end markets for the remainder of 2015 given the current outlook in the oil and gas industry and commodity pricing.

Cost of Goods Sold

The table below represents the significant components of our cost of goods sold.

	Three Months Ended June 30,
(In thousands)	2015	2014
Raw materials	$79,126	$78,842
Depreciation	8,358	8,174
Labor and other overhead	71,990	72,137
Total	$159,474	$159,153

Raw materials costs increased by $0.3 million, or 0.4 percent, during the three months ended June 30, 2015 due mainly to increased production volume partially offset by decreased raw material commodity costs.

Depreciation increased by $0.2 million, or 2.3 percent during the three months ended June 30, 2015 primarily due to the age of fixed assets in relation to the amount of new capital spending.

Labor and overhead costs decreased by $0.1 million, or 0.2 percent, due to savings created by operational efficiencies partially offset by increased production.

Operating Expenses

	Three Months Ended June 30,
(In thousands)	2015	2014
Selling, general, and administrative	$8,032	$6,564
Research and development	1,646	1,508
Depreciation and amortization	2,044	2,046
Total	$11,722	$10,118

Selling, general, and administrative costs increased by $1.5 million in 2015 compared to the same period in 2014.  This increase was related to planned growth in our sales and marketing area, planned year-over-year increases in research and development, and the pursuit of strategic growth initiatives.

Operating Income (Loss)

	Three Months Ended June 30,
(In thousands)	2015	2014
Wheels	$17,405	$11,857
Gunite	7,338	7,243
Brillion	(1,470)	489
Corporate/Other	(9,089)	(7,285)
Total	$14,184	$12,304

Operating income for the Wheels segment was 15.2 percent of its net sales for the three months ended June 30, 2015 compared to 11.7 percent for the three months ended June 30, 2014.  This increased operating income is a result of the contribution to earnings from higher revenue in the current period compared to the same period in the prior year.

Operating income for the Gunite segment was 15.6 percent of its net sales for the three months ended June 30, 2015 and 15.0 percent for the three months ended June 30, 2014.  During the three months ended June 30, 2015, Gunite showed higher contribution on decreased sales due mainly to savings created by operational efficiencies and decreased raw material commodity costs.

The operating loss for the Brillion segment was 6.1 percent of its net sales for the three months ended June 30, 2015 compared to 1.5 percent for same period in 2014 primarily due to volume decreases resulting from weakening oil and gas industry related sales in the second quarter of 2015.

The operating loss for the Corporate segment was 4.9 percent of consolidated net sales for the three months ended June 30, 2015 as compared to 4.0 percent for the comparative period in 2014.  This increase was related to planned growth in our sales and marketing area as well as planned year-over-year increases in research and development.

Interest Expense

Net interest expense decreased by $0.1 million to $8.4 million in the three months ended June 30, 2015 from $8.5 million for the three months ended June 30, 2014 due to decreased debt from 2014 to 2015.

Income Tax Provision

We recognized an income tax benefit of $0.4 million in the three months ended June 30, 2015, compared to an income tax benefit of $1.5 million for the three months ended June 30, 2014.

Our effective tax rate is (6.6) percent and (40.0) percent for the three months ended June 30, 2015 and 2014, respectively.  The effective tax rate for the quarter is impacted by the relative impact of discrete items, which are accounted for as they occur, as well as the recognition of a full valuation against deferred tax assets for our U.S. operations, and the exception provided in ASC740, which is discussed below.

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

Income tax expense or benefit from continuing operations is generally determined without regard to other categories of earnings, such as discontinued operations and Other Comprehensive Income ("OCI"). An exception is provided in ASC 740, Accounting for Income Taxes, when there is aggregate income from categories other than continuing operations and a loss from continuing operations in the current year. In this case, the tax benefit allocated to continuing operations is the amount by which the loss from continuing operations reduces the tax expenses recorded with respect to the other categories of earnings, even when a valuation allowance has been established against the deferred tax assets. In instances where a valuation allowance is established against current year losses, income from other sources, including unrealized gains from pension and post-retirement benefits recorded as a component of OCI, is considered when determining whether sufficient future taxable income exists to realize the deferred tax assets. As a result, for the three months ended June 30, 2015 we recognized a U.S. tax expense of $0.5 million in OCI related to the unrealized gains on pension and post-retirement benefits, and recognized a corresponding U.S. tax benefit of $0.5 million in our results from continuing operations, before discrete items.

Comparison of Financial Results for the Six Months Ended June 30, 2015 and 2014

The following tables set forth certain income statement information for Accuride for the six months ended June 30, 2015 and June 30, 2014:

	Six Months Ended June 30,
(In thousands)	2015	2014
Net sales	$369,039	$348,359
Cost of goods sold	322,202	308,914
Gross profit	46,837	39,445
Operating expenses	23,325	20,572
Income from operations	23,512	18,873
Interest expense, net	(16,704)	(16,907)
Other loss, net	(1,256)	(699)
Income tax expense (benefit)	8	(557)
Income from continuing operations	5,544	1,824
Discontinued operations, net of tax	207	(102)
Net Income	$5,751	$1,722

Net Sales

	Six Months Ended June 30,
(In thousands)	2015	2014
Wheels	$222,692	$193,373
Gunite	84,746	92,277
Brillion	61,601	62,709
Total	$369,039	$348,359

Net sales for the six months ended June 30, 2015, were $369.0 million, which was an increase of 5.9 percent, compared to net sales of $348.4 million for the six months ended June 30, 2014.  Of the total increase, approximately $22.8 million was the result of an increase in volume demand due to increased production levels in the commercial vehicle market and its aftermarket segments in North America.  The increased commercial vehicle demand is a result of continued recovery in the commercial vehicle end-market.  The increase in net sales was partially offset by $2.1 million in pricing decreases, which primarily represented a pass-through of fluctuating raw material and commodity costs.

Net sales for our Wheels segment increased 15.2 percent during the six months ended June 30, 2015 compared to the same period in 2014 primarily due to increased production volume from our OEM customers and increased demand from aftermarket customers.  Net sales for our Gunite segment decreased 8.2 percent primarily due to decreased OEM demand for hub-related assemblies, as well as lower year-over-year pricing for aftermarket drums.  Our Gunite products have a higher concentration of aftermarket demand, primarily due to the brake drum products that Gunite produces, which are replaced more often than our other products.  Our Brillion segment's net sales decreased by 1.8 percent due to a lower demand in industrial and oil and gas markets.

North American commercial vehicle industry production builds as reported by ACT Publications were as follows:

	For the Six Months ended June 30,
	2015	2014
Class 8	167,955	140,645
Classes 5-7	117,013	110,349
Trailer	153,566	127,463

While we serve the commercial vehicle aftermarket segment, there is no industry data to compare our aftermarket sales to industry demand from period to period.  Approximately 70 percent of our Wheels business is tied to the OEM markets, with the remaining 30 percent tied to the aftermarket. Approximately 75 percent of our Gunite business is tied to the North American Aftermarket, with the remaining 25 percent tied to the North American Class 8 segment. We expect to continue to experience competition from low-cost country sourced products that compete with products produced by our Wheels and Gunite operating segments.  We expect softness in Brillion's end markets for the remainder of 2015 given the current outlook in the oil and gas industry and commodity pricing.

Cost of Goods Sold

The table below represents the significant components of our cost of goods sold.

	Six Months Ended June 30,
(In thousands)	2015	2014
Raw materials	$163,028	$152,821
Depreciation	16,899	16,411
Labor and other overhead	142,275	139,682
Total	$322,202	$308,914

Raw materials costs increased by $10.2 million, or 6.7 percent, during the six months ended June 30, 2015 due mainly to increased production volumes.

Depreciation increased by $0.5 million, or 3.0 percent during the six months ended June 30, 2015 primarily due to the age of fixed assets in relation to the amount of new capital spending.

Labor and overhead costs increased by $2.6 million, or 1.9 percent, due to increased production partially offset by savings created by operational efficiencies.

Operating Expenses

	Six Months Ended June 30,
(In thousands)	2015	2014
Selling, general, and administrative	$16,027	$13,674
Research and development	3,209	2,828
Depreciation and amortization	4,089	4,070
Total	$23,325	$20,572

Selling, general, and administrative costs increased by $2.4 million in 2015 compared to the same period in 2014.  This increase was related to planned growth in our sales and marketing area, planned year-over-year increases in research and development, and the pursuit of strategic growth initiatives.

Operating Income (Loss)

	Six Months Ended June 30,
(In thousands)	2015	2014
Wheels	$30,657	$21,599
Gunite	10,079	10,521
Brillion	726	1,764
Corporate/Other	(17,950)	(15,011)
Total	$23,512	$18,873

Operating income for the Wheels segment was 13.8 percent of its net sales for the six months ended June 30, 2015 compared to 11.2 percent for the six months ended June 30, 2014.  The increased operating income is a result of the contribution to earnings from higher revenue in the current period compared to the same period in the prior year.

Operating income for the Gunite segment was 11.9 percent of its net sales for the six months ended June 30, 2015 and 11.4 percent for the six months ended June 30, 2014.  During the six months ended June 30, 2015, Gunite showed higher contribution on decreased sales due mainly to savings created by operational efficiencies and decreased raw material commodity costs.

Operating income for the Brillion segment was 1.2 percent of its net sales for the six months ended June 30, 2015 compared to 2.8 percent for same period in 2014 primarily due to volume decreases resulting from weakening oil and gas industry related sales in the second quarter of 2015.

The operating losses for the Corporate segment were 4.9 percent of consolidated net sales for the six months ended June 30, 2015 as compared to 4.3 percent for the comparative period in 2014.  This increase was related to planned growth in our sales and marketing area as well as planned year-over-year increases in research and development.

Interest Expense

Net interest expense decreased by $0.2 million to $16.7 million for the six months ended June 30, 2015 from $16.9 million for the six months ended June 30, 2014 due to decreased debt from 2014 to 2015.

Income Tax Provision

We recognized income tax expense of $0.01 million in the six months ended June 30, 2015, compared to an income tax benefit of $0.6 million for the six months ended June 30, 2014.

Our effective tax rate is 0.1 percent and (44.0) percent for the six months ended June 30, 2015 and 2014, respectively.  The effective tax rate for the quarter is impacted by the relative impact of discrete items, which are accounted for as they occur, as well as the recognition of a full valuation against deferred tax assets for our U.S. operations, and the exception provided in ASC740, which is discussed below.

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

Income tax expense or benefit from continuing operations is generally determined without regard to other categories of earnings, such as discontinued operations and Other Comprehensive Income ("OCI"). An exception is provided in ASC 740, Accounting for Income Taxes, when there is aggregate income from categories other than continuing operations and a loss from continuing operations in the current year. In this case, the tax benefit allocated to continuing operations is the amount by which the loss from continuing operations reduces the tax expenses recorded with respect to the other categories of earnings, even when a valuation allowance has been established against the deferred tax assets. In instances where a valuation allowance is established against current year losses, income from other sources, including unrealized gains from pension and post-retirement benefits recorded as a component of OCI, is considered when determining whether sufficient future taxable income exists to realize the deferred tax assets. As a result, for the six months ended June 30, 2015 we recognized a U.S. tax expense of $0.5 million in OCI related to the unrealized gains on pension and post-retirement benefits, and recognized a corresponding U.S. tax benefit of $0.5 million in our results from continuing operations, before discrete items.

Changes in Financial Condition

As of June 30, 2015, we had total assets of $603.7 million, compared to total assets of $598.4 million at December 31, 2014.  The $5.3 million, or 0.9%, an increase in total assets primarily resulted from changes in working capital, offset by a decrease in noncurrent assets. We define working capital as current assets (excluding cash) less current liabilities.

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

The following table summarizes the major components of our working capital as of the periods listed below:

(In thousands)	June 30, 2015	December 31, 2014
Accounts receivable	$77,691	$63,570
Inventories	40,724	43,065
Deferred income taxes (current)	2,687	2,687
Other current assets	10,899	10,785
Accounts payable	(65,573)	(56,452)
Accrued payroll and compensation	(8,375)	(10,620)
Accrued interest payable	(12,462)	(12,428)
Accrued workers compensation	(2,961)	(3,137)
Other current liabilities	(14,374)	(14,434)
Working capital	$28,256	$23,036

Significant changes in working capital included:

•	an increase in receivables of $14.1 million due to the comparative increase in revenue in the months leading up to the respective period-end dates;
•	a decrease in inventory of $2.3 million due to lean initiatives; and
•	an increase in accounts payable of $9.1 million primarily due to timing of purchases leading into the end of the respective periods.

Capital Resources and Liquidity

Our primary sources of liquidity during the six months ended June 30, 2015 were cash from operations and cash reserves.  We believe that cash from operations, existing cash reserves, and our ABL facility will provide adequate funds for our working capital needs, planned capital expenditures and cash interest payments through 2015 and the foreseeable future.

As of June 30, 2015, we had $30.8 million of cash plus $59.4 million in availability under our ABL Facility for a total liquidity of $90.2 million.  As of December 31, 2014, we had $29.8 million in cash plus $40.5 million in availability under our ABL credit facility for total liquidity of $70.3 million.

Our ability to fund working capital needs, planned capital expenditures, scheduled semi-annual interest payments, and to comply with any financial covenants under our ABL Facility depends on our future operating performance and cash flow, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

Operating Activities

Net cash provided by operating activities during the six months ended June 30, 2015 amounted to $18.6 million compared to $4.3 million for the period ended June 30, 2014.  The cash provided by operating activities in the first six months of 2015 was a result of our positive net income offset by increased working capital requirements, primarily receivables, which are expected in an environment of increasing product demand.

Investing Activities

Net cash used in investing activities totaled $9.2 million for the six months ended June 30, 2015 compared to a use of $14.2 million for the period ended June 30, 2014.  Our most significant cash outlays for investing activities are the purchases of property, plant and equipment. In this category, the Company spent $9.2 million during the six months ended June 30, 2015, compared to $14.7 million during the six months ended June 30, 2014.  Capital expenditures for 2015 are currently expected to be approximately $25 million to $28 million, which we expect to fund through existing cash from operations, cash reserves, or from our ABL facility.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2015 was $8.3 million compared to cash provided by financing activities of $8.4 million for the six months ended June 30, 2014.  The decrease resulted primarily from payments made and draws on our ABL facility during 2015 compared to 2014.

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

We must also pay an unused line fee equal to 0.25% per annum to the lenders under the ABL Facility if utilization under the facility is greater than or equal to 50.0% of the total available commitments under the facility, or an unused line fee equal to 0.375% per annum if utilization under the facility is less than 50.0% of the total available commitments under the facility. Customary letter of credit fees are also payable, as applicable.

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

However, we continue to operate in a challenging commercial environment and our ability to maintain liquidity and comply with our debt covenants may be affected by changes in economic or other conditions that are beyond our control and which are difficult to predict.

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

Cautionary Statements Regarding Forward-Looking Statements

In this report, we have made various statements regarding current expectations or forecasts of future events, which speak only as of the date the statements, are made.  These statements are "forward-looking statements" within the meaning of that term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements are also made from time-to-time in press releases and in oral statements made by the officers of Accuride.  Forward-looking statements are identified by the words "estimate," "project," "anticipate," "will continue," "will likely result," "expect," "intend," "believe," "plan," "predict" and similar expressions.  Forward looking statements also include, but are not limited to, statements regarding the commercial vehicle market, projections of revenue, income, loss, or working capital, capital expenditure levels, ability to mitigate rising raw material costs through increases in selling prices, plans for future operations, financing needs, the ultimate outcome and impact of any litigation involving Accuride, the sufficiency of our capital resources and plans and assumptions relating to the foregoing.

Such forward-looking statements are based on assumptions and estimates, which although believed to be reasonable, may turn out to be incorrect.  Therefore, undue reliance should not be placed upon these estimates and statements.  We cannot assure that any of these statements, estimates, or beliefs will be realized and actual results may differ from those contemplated in these "forward-looking statements."  We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise.  You are advised to consult further disclosures we may make on related subjects in our filings with the SEC.  In addition to other factors discussed in this report, some of the important factors that could cause actual results to differ materially from those discussed in the forward-looking statements include, without limitation, the following:

•	a reversal of recent improvements in, or less robust than anticipated commercial vehicle industry recovery in 2015 and 2016 could have a material adverse effect on our business;
•	further demand reductions in the global oil and gas, industrial, and agricultural industries in 2015 and 2016 could have a material adverse effect on our business;
•	the loss of a major customer could have a material adverse effect on our business;
•	competition from products sourced in low cost countries could have an adverse effect on our business;
•	the demands of original equipment manufacturers for price reductions may adversely affect profitability;
•	we use a substantial amount of raw steel, aluminum, cast scrap, and foundry steel and are vulnerable to industry shortages, significant price increases, and surcharges, some of which we may not be able to pass through to our customers;
•	our credit documents contain significant financial and operating covenants that may limit the discretion of management with respect to certain business matters. We must also meet certain financial ratios and tests as described above. Failure to comply with the obligations contained in the debt agreements could result in an event of default, and possibly the acceleration of the related debt and the acceleration of debt under other instruments evidencing debt that may contain cross-acceleration or cross-default provisions;
•	a labor strike may disrupt our supply of products to our customer base;
•	we may encounter increased competition in the future from existing competitors or new competitors;
•	our significant indebtedness may have important consequences, including, but not limited to, impairment of our ability to obtain additional financing, reduction of funds available for operations and business opportunities or limitations on our ability to dispose of assets;
•	significant volatility in the foreign currency markets could have an adverse effect on us;
•	our ability to service our indebtedness is dependent upon operating cash flow;
•	an interruption of performance of our machinery and equipment could have an adverse effect on us;
•	an interruption in supply of metals could reduce our ability to obtain favorable sourcing of such raw materials;
•	any product quality issue or an adverse judgment in legal proceedings could have an adverse effect on our business;
•	we may be subject to liability under certain environmental laws and the cost of compliance with these regulations could have a material adverse effect on our financial condition and may adversely affect our ability to sell or rent such property or to borrow using such property as collateral; and
•	our success depends largely upon the abilities and experience of certain key management personnel and the loss of the services of one or more of these key personnel could have a negative impact on our business.

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

Foreign Currency Risk

Certain forecasted transactions, assets, and liabilities are exposed to foreign currency risk. We monitor our foreign currency exposures to maximize the overall effectiveness of our foreign currency derivatives. The principal currencies of exposure are the Canadian Dollar and Mexican Peso. From time to time, we use foreign currency financial instruments to offset the impact of the variability in exchange rates on our operations, cash flows, assets and liabilities.  At June 30, 2015, there were open foreign exchange contracts of $10.0 million. The counterparty to the foreign exchange contracts is a financial institution with an investment grade credit rating. The use of forward contracts protects our cash flows against unfavorable movements in exchange rates, to the extent of the amount under contract.

Foreign currency derivative contracts provide only limited protection against currency risks. Factors that could impact the effectiveness of our currency risk management programs include accuracy of sales estimates, volatility of currency markets and the cost and availability of derivative instruments.

Raw Material/Commodity Price Risk

We rely upon the supply of certain raw materials and commodities in our production processes, and we have entered into firm purchase commitments for certain metals and natural gas. Additionally, from time to time, we use commodity price swaps and futures contracts to manage the variability in certain commodity prices on our operations and cash flows. At June 30, 2015 we had no open commodity price swaps or futures contracts.

Interest Rate Risk

We use long-term debt as a primary source of capital. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for our long-term fixed-rate debt and other types of long-term debt at June 30, 2015:

(Dollars in thousands)	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
Long-term Debt:
Fixed Rate	—	—	—	$310,000	—	—	$310,000	$319,232
Average Rate	—	—	—	9.5%	—	—	9.5%
Variable Rate	—	—	—	$10,000	—	—	$10,000	$10,000
Average Rate	—	—	—	2.2%	—	—	2.2%

Item 4.	Controls and Procedures

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
First Amendment to Sublease, entered into as of May 14, 2015, by and between Accuride Corporation and Menlo Logistics, Inc. Previously filed as an exhibit to the Form 8-K filed on May 15, 2015 and incorporated herein by reference.

31.1†	—	Section 302 Certification of Richard F. Dauch in connection with the Quarterly Report on Form 10-Q on Accuride Corporation for the period ended June 30,2015.
31.2†	—	Section 302 Certification of Gregory A. Risch in connection with the Quarterly Report on Form 10-Q of Accuride Corporation for the period ended June 30, 2015.
32.1††	—	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
101.INS†	—	XBRL Instance Document
101.SCH†	—	XBRL Taxonomy Extension Schema Document
101.CAL†	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB†	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	—	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF†	—	XBRL Taxonomy Extension Definition Linkbase Document

†	Filed herewith
††	Furnished herewith
*	Management contract or compensatory agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCURIDE CORPORATION

/s/ RICHARD F. DAUCH	Dated: July 27, 2015
Richard F. Dauch
President and Chief Executive Officer
(Principal Executive Officer)

/s/ GREGORY A. RISCH	Dated: July 27, 2015
Gregory A. Risch
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)