Form 10-Q
period 2015-09-30
ACCURIDE CORP
filed 2015-11-02
CIK 817979

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark One)
☑	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015.

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

As of October 28, 2015, 47,953,555 shares of Accuride Corporation common stock, par value $.01 per share, were outstanding.

ACCURIDE CORPORATION

Part I.  FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

ACCURIDE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except for share and per share data)	September 30, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$39,125	$29,773
Customer receivables, net of allowance for doubtful accounts of $521 and $327 in 2015 and 2014, respectively	57,867	56,271
Other receivables	5,868	7,299
Inventories	36,695	43,065
Deferred income taxes	2,687	2,687
Prepaid expenses and other current assets	8,504	10,785
Total current assets	150,746	149,880
PROPERTY, PLANT AND EQUIPMENT, net	203,778	212,183
OTHER ASSETS:
Goodwill	100,697	100,697
Other intangible assets, net	113,692	117,963
Deferred financing costs, net of accumulated amortization of $6,148 and $5,077 in 2015 and 2014, respectively	3,965	5,012
Deferred income taxes	2,490	1,289
Pension asset	11,883	9,518
Other	5,020	1,880
TOTAL	$592,271	$598,422
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$59,892	$56,452
Accrued payroll and compensation	8,032	10,620
Accrued interest payable	5,073	12,428
Accrued workers compensation	2,879	3,137
Accrued and other liabilities	15,726	14,434
Total current liabilities	91,602	97,071
LONG-TERM DEBT	322,022	323,234
DEFERRED INCOME TAXES	15,067	14,837
NON-CURRENT INCOME TAXES PAYABLE	6,604	6,534
OTHER POSTRETIREMENT BENEFIT PLAN LIABILITY	62,988	82,157
PENSION BENEFIT PLAN LIABILITY	29,268	32,348
OTHER LIABILITIES	9,036	11,438
COMMITMENTS AND CONTINGENCIES (Note 6)	—	—
STOCKHOLDERS' EQUITY:
Preferred Stock, $0.01 par value; 10,000,000 shares authorized	—	—
Common Stock, $0.01 par value; 80,000,000 shares authorized, 47,953,555 and 47,718,818 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively, and additional paid-in-capital	444,360	442,631
Accumulated other comprehensive loss	(34,057)	(49,638)
Accumulated deficiency	(354,619)	(362,190)
Total stockholders' equity	55,684	30,803
TOTAL	$592,271	$598,422

See notes to unaudited condensed consolidated financial statements.

ACCURIDE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands except per share data)	2015	2014	2015	2014

NET SALES	$163,428	$184,007	$532,467	$532,366
COST OF GOODS SOLD	145,165	164,095	467,367	473,009
GROSS PROFIT	18,263	19,912	65,100	59,357
OPERATING EXPENSES:
Selling, general and administrative	10,765	9,868	34,090	30,440
INCOME FROM OPERATIONS	7,498	10,044	31,010	28,917
OTHER EXPENSE:
Interest expense, net	(8,249)	(8,444)	(24,953)	(25,351)
Other loss, net	(1,142)	(805)	(2,398)	(1,504)
INCOME (LOSS) BEFORE INCOME TAXES FROM CONTINUING OPERATIONS	(1,893)	795	3,659	2,062
INCOME TAX BENEFIT	(3,671)	(410)	(3,663)	(967)
INCOME FROM CONTINUING OPERATIONS	1,778	1,205	7,322	3,029
DISCONTINUED OPERATIONS, NET OF TAX	42	(106)	249	(208)
NET INCOME	$1,820	$1,099	$7,571	$2,821
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Defined benefit plans	(3,259)	472	15,581	945
COMPREHENSIVE INCOME (LOSS)	$(1,439)	$1,571	$23,152	$3,766
Weighted average common shares outstanding—basic	48,015	47,749	47,943	47,694
Basic income per share-continuing operations	0.04	0.02	0.15	0.06
Basic income per share-discontinued operations	—	—	0.01	—
Basic income per share	$0.04	$0.02	$0.16	$0.06
Weighted average common shares outstanding—diluted	49,422	49,042	48,844	48,531
Diluted income per share-continuing operations	0.04	0.02	0.15	0.06
Diluted income per share-discontinued operations	—	—	0.01	—
Diluted income per share	$0.04	$0.02	$0.16	$0.06

See notes to unaudited condensed consolidated financial statements.

ACCURIDE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

(In thousands)	Common Stock and Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficiency	Total Stockholders' Equity

BALANCE July 1, 2014	$441,384	$(18,239)	$(358,161)	$64,984
Net income	—	—	1,099	1,099
Share-based compensation expense	622	—	—	622
Other comprehensive income, net of tax	—	472	—	472
BALANCE—September 30, 2014	$442,006	$(17,767)	$(357,062)	$67,177

BALANCE—July 1, 2015	$443,669	$(30,798)	$(356,439)	$56,432
Net income	—	—	1,820	1,820
Share-based compensation expense	698	—	—	698
Tax impact of forfeited vested shares	(7)	—	—	(7)
Other comprehensive income, net of tax	—	(3,259)	—	(3,259)
BALANCE—September 30, 2015	$444,360	$(34,057)	$(354,619)	$55,684

(In thousands)	Common Stock and Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficiency	Total Stockholders' Equity

BALANCE— January 1, 2014	$440,479	$(18,712)	$(359,883)	$61,884
Net income	—	—	2,821	2,821
Share-based compensation expense	1,831	—	—	1,831
Tax impact of forfeited vested shares	(304)	—	—	(304)
Other comprehensive income, net of tax	—	945	—	945
BALANCE—September 30, 2014	$442,006	$(17,767)	$(357,062)	$67,177

BALANCE—January 1, 2015	$442,631	$(49,638)	$(362,190)	$30,803
Net income	—	—	7,571	7,571
Share-based compensation expense	2,147	—	—	2,147
Tax impact of forfeited vested shares	(418)	—	—	(418)
Other comprehensive income, net of tax	—	15,581	—	15,581
BALANCE—September 30, 2015	$444,360	$(34,057)	$(354,619)	$55,684

See notes to unaudited condensed consolidated financial statements.

ACCURIDE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(In thousands)	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,571	$2,821
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	25,326	24,907
Amortization – deferred financing costs and debt discount	1,859	1,859
Amortization – other intangible assets	6,174	6,097
Loss on disposal of assets	240	669
Provision for deferred income taxes	(4,864)	(592)
Non-cash share-based compensation	2,147	1,831
Changes in certain assets and liabilities:
Receivables	(165)	(23,416)
Inventories	6,370	(6,497)
Prepaid expenses and other assets	(1,839)	(4,999)
Accounts payable	2,158	19,723
Accrued and other liabilities	(13,882)	(14,129)
Net cash provided by operating activities	31,095	8,274
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(15,879)	(20,734)
Proceeds from sale of property, plant, and equipment	—	1,235
Purchases of intangible assets	(1,903)	(671)
Net cash used in investing activities	(17,782)	(20,170)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolver	21,000	10,000
Payments on revolver	(23,000)	(10,000)
Principal payments on capital leases	(1,937)	—
Other	(24)	—
Net cash used in financing activities	(3,961)	—
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,352	(11,896)
CASH AND CASH EQUIVALENTS—Beginning of period	29,773	33,426
CASH AND CASH EQUIVALENTS—End of period	$39,125	$21,530

Supplemental cash flow information:
Cash paid for interest	$30,428	$30,815
Cash paid for income taxes	$678	$1,274
Non-cash transactions:
Purchases of property, plant and equipment in accounts payable	$3,675	$2,504

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

The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015.  The unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto disclosed in Accuride's Annual Report on Form 10-K for the year ended December 31, 2014.

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

Earnings Per Common Share – Basic and diluted earnings per common share were computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands except per share data)	2015	2014	2015	2014
Numerator:
Net income from continuing operations	$1,778	$1,205	$7,322	$3,029
Net income (loss) from discontinued operations	42	(106)	249	(208)
Net income	$1,820	$1,099	$7,571	$2,821
Denominator:
Weighted average shares outstanding – Basic	48,015	47,749	47,943	47,694
Weighted average shares outstanding – Diluted	49,422	49,042	48,844	48,531

Basic income per common share
From continuing operations	$0.04	$0.02	$0.15	$0.06
From discontinued operations	—	—	0.01	—
Basic income per common share	$0.04	$0.02	$0.16	$0.06

Diluted income per common share
From continuing operations	$0.04	$0.02	$0.15	$0.06
From discontinued operations	—	—	0.01	—
Diluted income per common share	$0.04	$0.02	$0.16	$0.06

As of September 30, 2015, there were options exercisable for 144,095 shares that were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.  As of September 30, 2014, there were options exercisable for 147,420 shares that were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.

Share-Based Compensation – Compensation expense for share-based compensation programs recognized as a component of operating expenses was $0.7 million and $0.6 million for the three months ended September 30, 2015 and September 30, 2014, respectively. Compensation expense for share-based compensation programs recognized as a component of operating expenses was $2.1 million and $1.8 million for the nine months ended September 30, 2015 and September 30, 2014, respectively.

As of September 30, 2015, there was approximately $3.6 million of unrecognized pre-tax compensation expense related to share-based awards not yet vested that will be recognized over a weighted-average period of 1.5 years.

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

On January 9, 2015, the FASB issued ASU 2015-01, Income Statement-Extraordinary and Unusual Items (Topic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.  The update eliminates from GAAP the concept of extraordinary items. The amendment is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted. The Company is evaluating the effect, if any, on its financial statements.

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

On July 22, 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory.  The FASB is using this update as part of its Simplification Initiative. The amendments in this update more closely align the measurement of inventory in GAAP with the measurement of Inventory in Internal Financial Reporting Standards ("IFRS"). This amendment is for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendment should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is evaluating the effect, if any, on its financial statements.

On August 12, 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606):  Deferred of the Effective Date".  The amendments in this update defer the effective date of Update 2014-09 for all entities by one year.

On  August 18 2015, the FASB issued ASU 2015-15, Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements-Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (SEC Update)". This update adds SEC paragraphs pursuant to the SEC Staff Announcement at the June 18, 2015 Emerging Issues Task Force ("EITF") meeting about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements.

Note 2 – Discontinued Operations

The Company has recognized certain operating results related to its Imperial Group business in Discontinued Operations.

The following table presents sales and income attributable to Discontinued Operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014

Net sales	$—	$—	$—	$—

Loss from operations	(10)	(10)	(31)	(31)
Other income (expense)	52	(96)	280	(177)
Discontinued Operations	$42	$(106)	$249	$(208)

Note 3 - Inventories

Inventories at September 30, 2015 and December 31, 2014, on a first-in, first-out ("FIFO") basis, were as follows:

(In thousands)	September 30, 2015	December 31, 2014
Raw materials	$7,137	$8,244
Work in process	9,242	14,073
Finished manufactured goods	20,316	20,748
Total inventories	$36,695	$43,065

Note 4 - Goodwill and Other Intangible Assets

The following represents the carrying amount of goodwill, on a reportable segment basis:

(In thousands)	Wheels	Brillion Iron Works	Total
Balance as of December 31, 2014	$96,283	$4,414	$100,697
Balance as of September 30, 2015	$96,283	$4,414	$100,697

The changes in the carrying amount of other intangible assets for the period December 31, 2014 to September 30, 2015, by reportable segment, are as follows:

(In thousands)	Wheels	Brillion Iron Works	Gunite	Total
Balance as of December 31, 2014	$115,465	$2,498	$—	$117,963
Additions	—	—	1,903	1,903
Amortization	(5,992)	(126)	(56)	(6,174)
Balance as of September 30, 2015	$109,473	$2,372	$1,847	$113,692

On July 2, 2015, the Company entered into, and consummated the acquisition contemplated by, an Asset Purchase Agreement (the "Agreement"), pursuant to which the Company's subsidiary, Gunite Corporation ("Buyer"), acquired certain technologies and patents of Century-3 Plus, L.L.C. ("Seller"), a designer and manufacturer of brake components for the military and commercial vehicles for $2.0 million cash paid at closing and $8.0 million in contingent consideration.  The contingent consideration maximum of $8.0 million can be earned based on the achievement of certain technological and commercial milestones, as defined in the Agreement.  The transaction has been recorded as $0.1 million in property, plant, and equipment, and $1.9 million as intangible assets, primarily technology. This purchase is consistent with the Company's strategy of enhancing and expanding its core wheel-end product line.

The changes in the carrying amount of other intangible assets for the period December 31, 2013 to September 30, 2014, by reportable segment, are as follows:

(In thousands)	Wheels	Brillion Iron Works	Total
Balance as of December 31, 2013	$122,764	$2,666	$125,430
Additions	671	—	671
Amortization	(5,971)	(126)	(6,097)
Balance as of September 30, 2014	$117,464	$2,540	$120,004

The summary of goodwill and other intangible assets is as follows:

		As of September 30, 2015			As of December 31, 2014
(In thousands)	Weighted Average Useful Lives	Gross Amount	Accumulated Amortization	Carrying Amount	Gross Amount	Accumulated Amortization	Carrying Amount
Goodwill	—	$100,697	$—	$100,697	$100,697	$—	$100,697
Other intangible assets:
Trade names	—	$25,200	$—	$25,200	$25,200	$—	$25,200
Technology	10.6	41,072	25,483	15,589	39,169	23,158	16,011
Customer relationships	16.8	127,304	54,401	72,903	127,304	50,552	76,752
Other intangible assets		$193,576	$79,884	$113,692	$191,673	$73,710	$117,963

We estimate that our annual amortization expense for our other intangible assets for 2015 will be approximately $8.3 million and $8.6 million annually from 2016 through 2019.

Note 5 - Pension and Other Postretirement Benefit Plans

Components of net periodic benefit cost for the three and nine months ended September 30, 2015:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
(In thousands)	2015	2014	2015	2014	2015	2014	2015	2014
Service cost-benefits earned during the period	$170	$270	$97	$80	$526	$804	$301	$252
Interest cost on projected benefit obligation	2,297	2,624	662	978	7,021	7,975	2,276	2,737
Expected return on plan assets	(2,697)	(3,112)	—	—	(8,254)	(9,480)	—	—
Amortization of prior service (credit) cost	11	11	(236)	(9)	33	33	(338)	(27)
Amortization of loss	304	57	89	59	935	158	284	216
Net periodic benefit cost	85	(150)	612	1,108	261	(510)	2,523	3,178
Other one-time charges	—	—	—	435	—	—	—	435
Total benefit cost charged (credited) to income	$85	$(150)	$612	$1,543	$261	$(510)	$2,523	$3,613

As of September 30, 2015, $5.0 million has been contributed in 2015 to our sponsored pension plans.  We presently anticipate contributing an additional $2.5 million to fund our pension plans during 2015 for a total of $7.5 million.

Certain of our post-retirement benefit programs were re-measured as of May 31, 2015 to reflect post-65 health benefits transitioning from a self-insured plan to a Medicare Advantage Plan. The transition to the Medicare Advantage plan will provide comparable benefits while taking advantage of certain government subsidies which help manage the continually rising costs of medical and prescription drug coverage.  The re-measurement resulted in a liability reduction as of September 30, 2015, of $16.5 million and a corresponding gain in Accumulated Other Comprehensive Income.  This re-measurement takes into account the impact of the anticipated future program cost savings and current interest rate environments.

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

As of September 30, 2015, we had an environmental reserve of approximately $1.1 million, related primarily to our foundry operations. This reserve is based on management's review of potential liabilities as well as cost estimates related thereto. Any expenditure required for us to comply with applicable environmental laws and/or pay for any remediation efforts will not be reduced or otherwise affected by the existence of the environmental reserve. Our environmental reserve may not be adequate to cover our future costs related to the sites associated with the environmental reserve, and any additional costs may have a material adverse effect on our business, results of operations or financial condition. The discovery of additional environmental issues, the modification of existing laws or regulations or the promulgation of new ones, more vigorous enforcement by regulators, the imposition of joint and several liability under CERCLA or analogous state laws, or other unanticipated events could also result in a material adverse effect on our consolidated financial statements.

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

As of September 30, 2015, we had approximately 2,100 employees, of which 482 were salaried employees with the remainder paid hourly. Unions represent approximately 1,360 of our employees, which is approximately 65 percent of our total employees. Each of our unionized facilities has a separate contract with the union that represents the workers employed at such facility. The union contracts expire at various times over the next few years with the exception of our union contract that covers the hourly employees at our Monterrey, Mexico, facility, which expires on an annual basis in January unless otherwise renewed. The 2015 negotiations in Monterrey were completed prior to the expiration of our union contract. In 2014, we successfully negotiated new bargaining agreements for our Erie, Pennsylvania and Rockford, Illinois facilities, which will expire on September 3, 2018 and March 25, 2019, respectively. The previous contract at our London, Ontario facility expired on March 12, 2015, but our previously negotiated successor agreement became effective on March 13, 2015 and runs through March 12, 2018. No other collective bargaining agreements expire in 2015.

Note 7– Financial Instruments

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

The carrying amounts of cash and cash equivalents, customer receivables, and accounts payable approximate fair value because of the relatively short maturity of these instruments.  The fair value of our 9.5% senior secured notes based on market quotes, which we determined to be Level 1 inputs, at September 30, 2015 was approximately $317.0 million compared to the carrying amount of $307.0 million.  The fair value of our 9.5% senior secured notes based on market quotes, which we determined to be Level 1 inputs, at December 31, 2014 was approximately $319.2 million compared to the carrying amount of $306.2 million.  The Company believes the fair value of our variable interest rate Asset Based Loan ("ABL") facility at September 30, 2015 and December 31, 2014 equals the carrying value of $15.0 million and $17.0 million, respectively.  As of September 30, 2015 and December 31, 2014 we had no other financial instruments.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Net sales:
Wheels	$101,833	$106,685	$324,525	$300,058
Gunite	43,823	42,357	128,569	134,634
Brillion Iron Works	17,772	34,965	79,373	97,674
Consolidated total	$163,428	$184,007	$532,467	$532,366

Operating income (loss):
Wheels	$13,715	$11,847	$44,372	$33,446
Gunite	5,061	4,149	15,140	14,670
Brillion Iron Works	(3,650)	1,680	(2,924)	3,444
Corporate / Other	(7,628)	(7,632)	(25,578)	(22,643)
Consolidated total	$7,498	$10,044	$31,010	$28,917

Excluded from net sales above, are inter-segment sales from Brillion Iron Works to Gunite, as shown in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Inter-segment sales	$1,041	$3,055	$4,949	$10,825

	As of
(In thousands)	September 30, 2015	December 31, 2014
Total assets:
Wheels	$437,196	$441,835
Gunite	59,944	59,600
Brillion Iron Works	50,358	55,226
Corporate / Other	44,773	41,761
Consolidated total	$592,271	$598,422

Note 9 - Debt

As of September 30, 2015, total debt was $322.0 million consisting of $307.0 million of our outstanding 9.5% senior secured notes, net of discount, and a $15.0 million draw on our ABL facility.  As of December 31, 2014, total debt was $323.2 million consisting of $306.2 million of our outstanding 9.5% senior secured notes, net of discount, and a $17.0 million draw on our ABL facility.

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

CONDENSED CONSOLIDATING BALANCE SHEETS

	September 30, 2015
(In thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
ASSETS
Cash and cash equivalents	$26,212	$—	$12,913	$—	$39,125
Customer and other receivables, net	40,728	16,896	5,763	348	63,735
Intercompany receivable	2,834	38,687	88,825	(130,346)	—
Inventories	18,930	15,806	2,307	(348)	36,695
Other current assets	7,165	1,891	2,135	—	11,191
Total current assets	95,869	73,280	111,943	(130,346)	150,746
Property, plant and equipment, net	77,779	95,956	30,043	—	203,778
Goodwill	96,283	4,414	—	—	100,697
Other intangible assets, net	109,417	4,275	—	—	113,692
Investments in and advances to subsidiaries and affiliates	176,217	—	—	(176,217)	—
Deferred income taxes	—	35,640	2,490	(35,640)	2,490
Other non-current assets	5,709	345	14,814	—	20,868
TOTAL	$561,274	$213,910	$159,290	$(342,203)	$592,271
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$18,315	$33,133	$8,444	$—	$59,892
Intercompany payable	94,237	—	36,109	(130,346)	—
Accrued payroll and compensation	923	5,887	1,222	—	8,032
Accrued interest payable	5,073	—	—	—	5,073
Accrued and other liabilities	5,205	9,870	3,530	—	18,605
Total current liabilities	123,753	48,890	49,305	(130,346)	91,602
Long term debt	322,022	—	—	—	322,022
Deferred and non-current income taxes	45,759	10,615	937	(35,640)	21,671
Other non-current liabilities	14,056	70,965	16,271	—	101,292
Stockholders' equity	55,684	83,440	92,777	(176,217)	55,684
TOTAL	$561,274	$213,910	$159,290	$(342,203)	$592,271

	December 31, 2014
(In thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
ASSETS
Cash and cash equivalents	$22,710	$—	$7,063	$—	$29,773
Customer and other receivables, net	35,630	20,994	6,543	403	63,570
Intercompany receivables	191,272	5,086	53,055	(249,413)	—
Inventories	18,693	21,352	3,423	(403)	43,065
Other current assets	4,970	3,386	5,116	—	13,472
Total current assets	273,275	50,818	75,200	(249,413)	149,880
Property, plant and equipment, net	78,603	101,648	31,932	—	212,183
Goodwill	96,283	4,414	—	—	100,697
Other intangible assets, net	115,465	2,498	—	—	117,963
Investments in and advances to subsidiaries and affiliates	128,372	—	—	(128,372)	—
Other non-current assets	3,118	3,774	10,807	—	17,699
TOTAL	$695,116	$163,152	$117,939	$(377,785)	$598,422
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$15,209	$31,931	$9,312	$—	$$56,452
Intercompany payable	249,407	—	6	(249,413)	—
Accrued payroll and compensation	4,002	5,458	1,160	—	10,620
Accrued interest payable	12,428	—	—	—	12,428
Accrued and other liabilities	4,183	10,060	3,328	—	17,571
Total current liabilities	285,229	47,449	13,806	(249,413)	97,071
Long term debt	323,234	—	—	—	323,234
Deferred and non-current income taxes	41,775	(20,736)	332	—	21,371
Other non-current liabilities	14,075	93,245	18,623	—	125,943
Stockholders' equity	30,803	43,194	85,178	(128,372)	30,803
TOTAL	$695,116	$163,152	$117,939	$(377,785)	$598,422

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30, 2015
(In thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$123,912	$66,262	$30,576	$(57,322)	$163,428
Cost of goods sold	117,925	58,200	26,014	(56,974)	145,165
Gross profit	5,987	8,062	4,562	(348)	18,263
Operating expenses	10,363	369	33	—	10,765
Income (loss) from operations	(4,376)	7,693	4,529	(348)	7,498
Other income (expense):
Interest income (expense), net	(8,749)	(47)	547	—	(8,249)
Equity in earnings of subsidiaries	10,038	—	—	(10,038)	—
Other income (expense), net	(384)	—	(758)	—	(1,142)
Income (loss) before income taxes from continuing operations	(3,471)	7,646	4,318	(10,386)	(1,893)
Income tax (benefit) provision	(5,291)	925	695	—	(3,671)
Income (loss) from continuing operations	1,820	6,721	3,623	(10,386)	1,778
Discontinued operations, net of tax	—	—	42	—	42
Net income (loss)	$1,820	$6,721	$3,665	$(10,386)	$1,820

Comprehensive income (loss)	$(1,439)	$2,866	$4,735	$(7,601)	$(1,439)

	Three Months Ended September 30, 2014
(In thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$124,025	$82,505	$33,589	$(56,112)	$184,007
Cost of goods sold	111,184	77,396	31,216	(55,701)	164,095
Gross profit	12,841	5,109	2,373	(411)	19,912
Operating expenses	9,623	204	41	—	9,868
Income (loss) from operations	3,218	4,905	2,332	(411)	10,044
Other income (expense):
Interest income (expense), net	(8,695)	(53)	304	—	(8,444)
Equity in earnings of subsidiaries	5,385	—	—	(5,385)	—
Other income (expense), net	(714)	327	(418)	—	(805)
Income (loss) before income taxes from continuing operations	(806)	5,179	2,218	(5,796)	795
Income tax (benefit) provision	(1,905)	925	570	—	(410)
Income (loss) from continuing operations	1,099	4,254	1,648	(5,796)	1,205
Discontinued operations, net of tax	—	—	(106)	—	(106)
Net income (loss)	$1,099	$4,254	$1,542	$(5,796)	$1,099

Comprehensive income (loss)	$1,571	$4,252	$1,999	$(6,251)	$1,571

	Nine Months Ended September 30, 2015
(In thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$379,041	$234,426	$94,462	$(175,462)	$532,467
Cost of goods sold	348,803	208,191	84,778	(174,405)	467,367
Gross profit	30,238	26,235	9,684	(1,057)	65,100
Operating expenses	33,100	873	117	—	34,090
Income (loss) from operations	(2,862)	25,362	9,567	(1,057)	31,010
Other income (expense):
Interest income (expense), net	(26,191)	(152)	1,390	—	(24,953)
Equity in earnings of subsidiaries	31,950	—	—	(31,950)	—
Other income (expense), net	(663)	—	(1,735)	—	(2,398)
Income (loss) before income taxes from continuing operations	2,234	25,210	9,222	(33,007)	3,659
Income tax (benefit) provision	(5,337)	578	1,096	—	(3,663)
Income (loss) from continuing operations	7,571	24,632	8,126	(33,007)	7,322
Discontinued operations, net of tax	—	—	249	—	249
Net income (loss)	$7,571	$24,632	$8,375	$(33,007)	$7,571

Comprehensive income (loss)	$23,152	$37,765	$10,763	$(48,528)	$23,152

	Nine Months Ended September 30, 2014
(In thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$355,600	$233,339	$99,912	$(156,485)	$532,366
Cost of goods sold	318,350	217,082	92,720	(155,143)	473,009
Gross profit	37,250	16,257	7,192	(1,342)	59,357
Operating expenses	29,588	706	146	—	30,440
Income (loss) from operations	7,662	15,551	7,046	(1,342)	28,917
Other income (expense):
Interest income (expense), net	(26,118)	(173)	940	—	(25,351)
Equity in earnings of subsidiaries	19,446	—	—	(19,446)	—
Other income (expense), net	(1,591)	453	(366)	—	(1,504)
Income (loss) before income taxes from continuing operations	(601)	15,831	7,620	(20,788)	2,062
Income tax (benefit) provision	(3,422)	1,068	1,387	—	(967)
Income (loss) from continuing operations	2,821	14,763	6,233	(20,788)	3,029
Discontinued operations, net of tax	—	—	(208)	—	(208)
Net income (loss)	$2,821	$14,763	$6,025	$(20,788)	$2,821

Comprehensive income (loss)	$3,766	$14,738	$6,956	$(21,694)	$3,766

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2015
(In thousands)	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$7,571	$24,632	$8,375	$(33,007)	$7,571
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	8,302	14,142	2,882	—	25,326
Amortization – deferred financing costs	1,859	—	—	—	1,859
Amortization – other intangible assets	6,048	126	—	—	6,174
Loss on disposal of assets	256	39	(55)	—	240
Deferred income taxes	(5,299)	435	—	—	(4,864)
Non-cash stock-based compensation	2,147	—	—	—	2,147
Equity in earnings of subsidiaries and affiliates	(31,950)	—	—	31,950	—
Change in other operating items	44,418	(52,797)	(36)	1,057	(7,358)
Net cash provided by (used in) operating activities	33,352	(13,423)	11,166	—	31,095

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(7,499)	(7,449)	(931)	—	(15,879)
Proceeds from notes receivable	3,518	(28,217)	(33,901)	58,600	—
Payments on notes receivable	(26,268)	75,191	32,680	(81,603)	—
Other	—	(1,903)	—	—	(1,903)
Net cash provided by (used in) investing activities	(30,249)	37,622	(2,152)	(23,003)	(17,782)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	15,312	64,288	—	(58,600)	21,000
Payments on notes payable	(18,053)	(86,550)	—	81,603	(23,000)
Principal payments on capital leases	—	(1,937)	—	—	(1,937)
Other	3,140	—	(3,164)	—	(24)
Net cash provided by (used in) financing activities	399	(24,199)	(3,164)	23,003	(3,961)
Net increase in cash and cash equivalents	3,502	—	5,850	—	9,352
Cash and cash equivalents, beginning of period	22,710	—	7,063	—	29,773
Cash and cash equivalents, end of period	$26,212	$—	$12,913	$—	$39,125

	Nine Months Ended September 30, 2014
(In thousands)	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,821	$14,763	$6,025	$(20,788)	$2,821
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	8,335	13,446	3,126	—	24,907
Amortization – deferred financing costs	1,859	—	—	—	1,859
Amortization – other intangible assets	5,971	126	—	—	6,097
(Gain) loss on disposal of assets	580	62	27	—	669
Deferred income taxes	(2,195)	925	678	—	(592)
Non-cash stock-based compensation	1,831	—	—	—	1,831
Equity in earnings of subsidiaries and affiliates	(20,377)	—	—	20,377	—
Change in other operating items	14,837	(41,354)	(3,212)	411	(29,318)
Net cash provided by (used in) operating activities	13,662	(12,032)	6,644	—	8,274

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(8,350)	(11,977)	(407)	—	(20,734)
Proceeds from notes receivable	36,698	(106,680)	(33,946)	103,928	—
Payment on notes receivable	(34,517)	71,408	32,725	(69,616)	—
Other	(671)	1,235	—	—	564
Net cash provided by (used in) investing activities	(6,840)	(46,014)	(1,628)	34,312	(20,170)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	19,041	94,887	—	(103,928)	10,000
Payments on notes payable	(42,775)	(36,841)	—	69,616	(10,000)
Other	—	—	—	—	—
Net cash provided by (used in) financings activities	(23,734)	58,046	—	(34,312)	—
Net increase (decrease) in cash and cash equivalents	(16,912)	—	5,016	—	(11,896)
Cash and cash equivalents, beginning of period	31,018	—	2,408	—	33,426
Cash and cash equivalents, end of period	$14,106	$—	$7,424	$—	$21,530

Note 11 – Changes in Accumulated Other Comprehensive Income (Loss) by Component

	Defined Benefit Pension	Defined Benefit Post-Retirement	Total
Balance as of June 30, 2014 (In thousands)	$(20,312)	$2,073	$(18,239)
Amounts reclassified from accumulated other comprehensive loss:
Actuarial costs (reclassified to salaries, wages, and benefits)	57	59	116
Prior service costs (reclassified to salaries, wages, and benefits)	11	(9)	2
Foreign currency translation related to pension and postretirement plans	453	1	454
Income Tax Expense	(100)	—	(100)
Other comprehensive income, net of tax	421	51	472
Balance as of September 30, 2014 (In thousands)	$(19,891)	$2,124	$(17,767)

	Defined Benefit Pension	Defined Benefit Post-Retirement	Total
Balance as of December 31, 2013 (In thousands)	$(20,429)	$1,717	$(18,712)
Amounts reclassified from accumulated other comprehensive loss:
Actuarial costs (reclassified to salaries, wages, and benefits)	158	216	374
Prior service costs (reclassified to salaries, wages, and benefits)	33	(27)	6
Foreign currency translation related to pension and postretirement plans	458	218	676
Income Tax Expense	(111)	—	(111)
Other comprehensive income, net of tax	538	407	945
Balance as of September 30, 2014 (In thousands)	$(19,891)	$2,124	$(17,767)

	Defined Benefit Pension	Defined Benefit Post-Retirement	Total
Balance as of June 30, 2015 (In thousands)	$(38,996)	$8,198	$(30,798)
Amounts reclassified from accumulated other comprehensive loss:
Actuarial costs (reclassified to salaries, wages, and benefits)	304	89	393
Prior service costs (reclassified to salaries, wages, and benefits)	11	(236)	(225)
Foreign currency translation related to pension and postretirement plans	797	297	1,094
Remeasurements	—	(1,380)	(1,380)
Income Tax Expense	(227)	(2,914)	(3,141)
Other comprehensive income (loss), net of tax	885	(4,144)	(3,259)
Balance as of September 30, 2015 (In thousands)	$(38,111)	$4,054	$(34,057)

	Defined Benefit Pension	Defined Benefit Post-Retirement	Total
Balance as of December 31, 2014 (In thousands)	$(40,160)	$(9,478)	$(49,638)
Amounts reclassified from accumulated other comprehensive loss:
Actuarial costs (reclassified to salaries, wages, and benefits)	935	284	1,219
Prior service costs (reclassified to salaries, wages, and benefits)	33	(338)	(305)
Foreign currency translation related to pension and postretirement plans	1,502	567	2,069
Remeasurements	—	16,491	16,491
Income Tax Expense	(421)	(3,472)	(3,893)
Other comprehensive income, net of tax	2,049	13,532	15,581
Balance as of September 30, 2015 (In thousands)	$(38,111)	$4,054	$(34,057)

Certain of our post-retirement benefit programs were re-measured as of May 31, 2015 to reflect post-65 health benefits transitioning from a self-insured plan to a Medicare Advantage Plan. The transition to the Medicare Advantage plan will provide comparable benefits while taking advantage of certain government subsidies which help manage the continually rising costs of medical and prescription drug coverage. The re-measurement resulted in a liability reduction as of September 30, 2015, of $16.5 million and a corresponding gain in Accumulated Other Comprehensive Income.  This re-measurement takes into account the impact of the anticipated future program cost savings and current interest rate environments.

Note 12 - Subsequent Events

Amendment to Post-Retirement Benefits

Certain of our post-retirement benefit programs were amended as of October 1, 2015 to reflect post-65 health benefits transitioning from a self-insured plan to a Medicare Advantage Plan. The transition to the Medicare Advantage plan will provide comparable benefits while taking advantage of certain government subsidies which help manage the continually rising costs of medical and prescription drug coverage.  The resulting re-measurement is estimated to reduce the post-retirement benefit liability by $9.0 million with a corresponding gain reflected in Accumulated Other Comprehensive Income in the fourth quarter of 2015.  This re-measurement will take into account the impact of the anticipated future program cost savings and current interest rate environments.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

The accompanying unaudited condensed consolidated financial statements are prepared in conformity with U.S. GAAP and such principles are applied on a basis consistent with the information reflected in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission ("SEC").  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC.  In the opinion of management, the interim financial information includes all adjustments and accruals, consisting primarily of normal recurring adjustments, which are necessary for a fair presentation of results for the respective interim periods.  The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2015 or any interim period.  Except for the historical information contained herein, this quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties.  Our actual results may differ materially from those indicated by such forward-looking statements.

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

The heavy- and medium-duty truck and commercial trailer markets, the related aftermarket, and the global industrial, construction, and mining markets are the primary drivers of our sales. The commercial vehicle manufacturing and replacement part markets are, in turn, directly influenced by conditions in the North American truck industry and generally by conditions in other industries which indirectly impact the truck industry, such as the home-building industry, and by overall economic growth and consumer spending.  The global industrial, construction, and mining markets are driven by more macro- and global economic conditions, such as coal, oil and gas exploration, demand for mined products that are converted into industrial raw materials such as steel, iron and copper, and global construction trends.  Industry forecasts predict modest growth in class 5-8 commercial vehicle production in 2015 compared to 2014 as customers focus on replacing older commercial vehicles. With respect to trailer production, industry experts also expect year-over-year production in 2015 to increase over 2014.  Industry experts predict flat to marginal growth in the commercial vehicle aftermarket for 2015, which should continue into 2016.  Build rates for the class 5-8 commerical vehicle and trailer segments of the market are expected to begin to moderate in 2016.  Our Brillion castings business, which is driven more by global industrial, construction, and mining markets, expects to face continued headwinds from broader economic weakness, particularly in the oil and gas, agriculture and global mining end-markets that it serves for the remainder of 2015 and into 2016.

Our markets and those of our customers are becoming increasingly competitive as the global and North American economic recoveries remain modest.  In the North American commercial vehicle market, OEMs are competing to maintain or increase market share in the face of evolving regulations, increasing customer emphasis on light weight and fuel efficient platforms and an economic recovery that is holding new equipment purchases at or near replacement levels.  Shifts in the market share held by each of our OEM customers impact our business to varying degrees depending on whether our products are designated as standard or optional equipment on the various platforms at each OEM.  Approximately 70 percent of our wheel business is tied to the OEM market with the remaining 30 percent tied to the aftermarket.  Approximately 75 percent of our Gunite business is tied to the North American Aftermarket, with the remaining 25 percent tied to the North American Class 8 OEM segment. We are also continuing to see the impacts of low cost country sourced products in our markets, which has particularly impacted the aftermarket for steel wheels and brake drums.  Further, broader economic weaknesses in industrial manufacturing, agriculture, mining, and oil and gas exploration impacted our Brillion business through reduced customer orders beginning in March 2015.  We expect that recent substantial reductions in commodity prices will continue to impact demand in Brillion's end markets in 2015 and continue into 2016.

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

Certain of our post-retirement benefit programs were re-measured as of May 31, 2015 to reflect adjustments made to the health benefit plan design. The re-measurement resulted in a liability reduction as of September 30, 2015, of $16.5 million and a corresponding gain in Accumulated Other Comprehensive Income. This re-measurement takes into account the impact of the anticipated future program cost savings and current interest rate environments.

We believe that cash from operations, existing cash reserves, and our ABL revolving credit facility will provide adequate funds for our working capital needs, planned capital expenditures and cash interest payments through 2015 and the foreseeable future.

Results of Operations

The following tables set forth certain income statement information for Accuride for the three months ended September 30, 2015 and September 30, 2014:

	Three Months Ended September 30,
(In thousands)	2015	2014
Net sales	$163,428	$184,007
Cost of goods sold	145,165	164,095
Gross profit	18,263	19,912
Operating expenses	10,765	9,868
Income from operations	7,498	10,044
Interest expense, net	(8,249)	(8,444)
Other loss, net	(1,142)	(805)
Income tax benefit	(3,671)	(410)
Income from continuing operations	1,778	1,205
Discontinued operations, net of tax	42	(106)
Net Income	$1,820	$1,099

Net Sales

	Three Months Ended September 30,
(In thousands)	2015	2014
Wheels	$101,833	$106,685
Gunite	43,823	42,357
Brillion	17,772	34,965
Total	$163,428	$184,007

Net sales for the three months ended September 30, 2015, were $163.4 million, which was a decrease of 11.2 percent, compared to net sales of $184.0 million for the three months ended September 30, 2014.  Of the total decrease, approximately $16.0 million was attributable to decreased volume demand due within our Brillion segment's end markets, $0.9 million was due to decreased production volume from our Wheels' OEM customers, and $8.2 was related to pricing decreases that reflect a pass-through of fluctuating raw material and commodity costs. The total decrease was partially offset by a $4.5 million increase in demand for our brake drum products.

Net sales for our Wheels segment decreased 4.5 percent during the three months ended September 30, 2015 compared to the same period in 2014 primarily due to decreased production volume from our OEM customers and decreased demand from aftermarket customers.  Net sales for our Gunite segment increased 3.5 percent primarily due to increased market share of aftermarket drums partially offset by decreased demand for hub-related assemblies and lower year-over-year pricing primarily related to a pass-through of lower raw material and commodity costs.  Our Gunite products have a higher concentration of aftermarket demand, primarily due to the brake drum products that Gunite produces, which are replaced more often than our other products.  Our Brillion segment's net sales decreased by 49.2 percent due to lower demand in industrial manufacturing, agriculture, mining, and oil and gas markets stemming from recent substantial reductions in commodity prices.

North American commercial vehicle industry production builds as reported by ACT Publications were as follows:

	For the Three Months Ended September 30,
	2015	2014
Class 8	83,005	79,642
Classes 5-7	60,449	57,781
Trailer	81,538	73,028

While we serve the commercial vehicle aftermarket segment, there is no industry data to compare our aftermarket sales to industry demand from period to period.  Approximately 70 percent of our Wheels business is tied to the OEM markets, with the remaining 30 percent tied to the aftermarket. Approximately 75 percent of our Gunite business is tied to the North American Aftermarket, with the remaining 25 percent tied to the North American Class 8 segment. We expect to continue to experience competition from low-cost country sourced products that compete with products produced by our Wheels and Gunite operating segments.  We expect softness in Brillion's end markets for the remainder of 2015 and into 2016 given the current outlook in the oil and gas, agriculture and global mining industries and existing commodity pricing.

Cost of Goods Sold

The table below represents the significant components of our cost of goods sold.

	Three Months Ended September 30,
(In thousands)	2015	2014
Raw materials	$74,030	$83,451
Depreciation	8,386	8,447
Labor and other overhead	62,749	72,197
Total	$145,165	$164,095

Raw materials costs decreased by $9.4 million, or 11.3 percent, during the three months ended September 30, 2015 due to decreased production volume and decreased raw material commodity costs.

Labor and overhead costs decreased by $9.4 million, or 13.1 percent, primarily due to decreased production at our Brillion segment, coupled with continued efficiencies gained through operational lean manufacturing initiatives. The decreased production at our Brillion segment is due to decreased demand within the industrial manufacturing, agriculture, mining, and oil and gas markets that it serves.

Operating Expenses

	Three Months Ended September 30,
(In thousands)	2015	2014
Selling, general, and administrative	$6,865	$6,629
Research and development	1,805	1,194
Depreciation and amortization	2,095	2,045
Total	$10,765	$9,868

Operating expenses increased by $0.9 million in 2015 compared to the same period in 2014.  This increase was related to growth in our sales and marketing area, year-or-year increases in research and development, and the pursuit of strategic growth initiatives.

Operating Income (Loss)

	Three Months Ended September 30,
(In thousands)	2015	2014
Wheels	$13,715	$11,847
Gunite	5,061	4,149
Brillion	(3,650)	1,680
Corporate/Other	(7,628)	(7,632)
Total	$7,498	$10,044

Operating income for the Wheels segment was 13.5 percent of its net sales for the three months ended September 30, 2015 compared to 11.1 percent for the three months ended September 30, 2014.  This increased operating income is a result of reduced raw material costs and operating efficiencies in excess of reduced sales.

Operating income for the Gunite segment was 11.5 percent of its net sales for the three months ended September 30, 2015 and 9.8 percent for the three months ended September 30, 2014.  During the three months ended September 30, 2015, Gunite showed higher contribution on relatively flat sales due mainly to savings created by operational efficiencies in the form of annual continuous improvement initiatives, coupled with decreased raw material commodity costs.

The operating loss for the Brillion segment was 20.5 percent of its net sales for the three months ended September 30, 2015 compared to 4.8 percent of income for same period in 2014 primarily due to volume decreases resulting from weakening oil and gas, agriculture, and global mining related sales in the third quarter of 2015.

The operating loss for the Corporate segment was 4.7 percent of consolidated net sales for the three months ended September 30, 2015 as compared to 4.1 percent for the comparative period in 2014.  This increase was related to growth in our sales and marketing area as well as year-over-year increases in research and development.

Interest Expense

Net interest expense decreased by $0.2 million to $8.2 million in the three months ended September 30, 2015 from $8.4 million for the three months ended September 30, 2014 due to net decreased debt from 2014 to 2015.

Income Tax Provision

We recognized an income tax benefit of $3.7 million in the three months ended September 30, 2015, compared to an income tax benefit of $0.4 million for the three months ended September 30, 2014.

Our effective tax rate is 193.9 percent and (51.6) percent for the three months ended September 30, 2015 and 2014, respectively.  The effective tax rate for the quarter is impacted by the relative impact of discrete items, which are accounted for as they occur, as well as the recognition of a full valuation against deferred tax assets for our U.S. operations, and the exception provided in ASC740, Accounting for Income Taxes, which is discussed below.

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

Income tax expense or benefit from continuing operations is generally determined without regard to other categories of earnings, such as discontinued operations and Other Comprehensive Income ("OCI"). An exception is provided in ASC 740, when there is aggregate income from categories other than continuing operations and a loss from continuing operations in the current year. In this case, the tax benefit allocated to continuing operations is the amount by which the loss from continuing operations reduces the tax expenses recorded with respect to the other categories of earnings, even when a valuation allowance has been established against the deferred tax assets. In instances where a valuation allowance is established against current year losses, income from other sources, including unrealized gains from pension and post-retirement benefits recorded as a component of OCI, is considered when determining whether sufficient future taxable income exists to realize the deferred tax assets. As a result, for the nine months ended September 30, 2015 we recognized a U.S. tax expense of $3.3 million in OCI related to the unrealized gains on pension and post-retirement benefits, and recognized a corresponding U.S. tax benefit of $3.3 million in our results from continuing operations, before discrete items.

Comparison of Financial Results for the Nine Months Ended June 30, 2015 and 2014

The following tables set forth certain income statement information for Accuride for the nine months ended September 30, 2015 and September 30, 2014:

	Nine Months Ended September 30,
(In thousands)	2015	2014
Net sales	$532,467	$532,366
Cost of goods sold	467,367	473,009
Gross profit	65,100	59,357
Operating expenses	34,090	30,440
Income from operations	31,010	28,917
Interest expense, net	(24,953)	(25,351)
Other loss, net	(2,398)	(1,504)
Income tax expense (benefit)	(3,663)	(967)
Income from continuing operations	7,322	3,029
Discontinued operations, net of tax	249	(208)
Net Income	$7,571	$2,821

Net Sales

	Nine Months Ended September 30,
(In thousands)	2015	2014
Wheels	$324,525	$300,058
Gunite	128,569	134,634
Brillion	79,373	97,674
Total	$532,467	$532,366

Net sales for the nine months ended September 30, 2015, of $532.5 million were flat year over year when compared to net sales of $532.4 million for the nine months ended September 30, 2014.  The $0.1 million increase in total sales was the result of a $10.4 million increase in volume demand due to increased production levels in the commercial vehicle market and its aftermarket segments in North America partially offset by $10.3 million in pricing decreases, which primarily represented a pass-through of fluctuating raw material and commodity costs.

Net sales for our Wheels segment increased 8.2 percent during the nine months ended September 30, 2015 compared to the same period in 2014 primarily due to increased production volume from our OEM customers and increased demand from aftermarket customers.  Net sales for our Gunite segment decreased 4.5 percent primarily due to decreased OEM demand for hub-related assemblies, as well as lower year-over-year pricing for aftermarket drums. Our Gunite products have a higher concentration of aftermarket demand, primarily due to the brake drum products that Gunite produces, which are replaced more often than our other products.  Our Brillion segment's net sales decreased by 18.7 percent due to a lower demand in the industrial manufacturing, agriculture, mining, and oil and gas markets.

North American commercial vehicle industry production builds as reported by ACT Publications were as follows:

	For the Nine Months Ended September 30,
	2015	2014
Class 8	250,902	220,287
Classes 5-7	176,829	168,130
Trailer	235,166	200,491

While we serve the commercial vehicle aftermarket segment, there is no industry data to compare our aftermarket sales to industry demand from period to period.  Approximately 70 percent of our Wheels business is tied to the OEM markets, with the remaining 30 percent tied to the aftermarket. Approximately 75 percent of our Gunite business is tied to the North American Aftermarket, with the remaining 25 percent tied to the North American Class 8 segment. We expect to continue to experience competition from low-cost country sourced products that compete with products produced by our Wheels and Gunite operating segments.  We expect softness in Brillion's end markets for the remainder of 2015 and into 2016 given the current outlook in the oil and gas, agriculture, and global mining commodity pricing.

Cost of Goods Sold

The table below represents the significant components of our cost of goods sold.

	Nine Months Ended September 30,
(In thousands)	2015	2014
Raw materials	$237,058	$236,272
Depreciation	25,285	24,858
Labor and other overhead	205,024	211,879
Total	$467,367	$473,009

Raw materials costs increased by $0.8 million, or 0.3 percent, during the nine months ended September 30, 2015 due mainly to increased production volumes.

Depreciation increased by $0.4 million, or 1.7 percent during the nine months ended September 30, 2015 primarily due to the age of fixed assets in relation to the amount of new capital spending.

Labor and overhead costs decreased by $6.9 million, or 3.2 percent, due mainly to decreased production at our Brillion segment, coupled with continued efficiencies gained through operational lean manufacturing initiatives. The decreased production at our Brillion segment is due to decreased demand within the industrial manufacturing, agriculture, mining, and oil and gas markets that it serves.

Operating Expenses

	Nine Months Ended September 30,
(In thousands)	2015	2014
Selling, general, and administrative	$22,892	$20,303
Research and development	5,014	4,022
Depreciation and amortization	6,184	6,115
Total	$34,090	$30,440

Operating expenses increased by $3.7 million in 2015 compared to the same period in 2014.  This increase was related to growth in our sales and marketing area, year-over-year increases in research and development, and the pursuit of strategic growth initiatives.

Operating Income (Loss)

	Nine Months Ended September 30,
(In thousands)	2015	2014
Wheels	$44,372	$33,446
Gunite	15,140	14,670
Brillion	(2,924)	3,444
Corporate/Other	(25,578)	(22,643)
Total	$31,010	$28,917

Operating income for the Wheels segment was 13.7 percent of its net sales for the nine months ended September 30, 2015 compared to 11.1 percent for the nine months ended September 30, 2014. The increased operating income is a result of decreased raw material costs, and the contribution to earnings from higher revenue in the current period compared to the same period in the prior year.

Operating income for the Gunite segment was 11.8 percent of its net sales for the nine months ended September 30, 2015 and 10.9 percent for the nine months ended September 30, 2014.  During the nine months ended September 30, 2015, Gunite showed higher contribution on decreased sales due mainly to savings created by operational efficiencies and decreased raw material commodity costs.

Operating loss for the Brillion segment was 3.7 percent of its net sales for the nine months ended September 30, 2015 compared to 3.5 percent for same period in 2014 primarily due to volume decreases resulting from weakening agriculture, mining and oil and gas related sales in the second and third quarters of 2015.

The operating losses for the Corporate segment were 4.8 percent of consolidated net sales for the nine months ended September 30, 2015 as compared to 4.3 percent for the comparative period in 2014.  This increase was related to growth in our sales and marketing area, year-over-year increases in research and development, and the pursuit of strategic growth initiatives.

Interest Expense

Net interest expense decreased by $0.4 million to $25.0 million for the nine months ended September 30, 2015 from $25.4 million for the nine months ended September 30, 2014 due to decreased debt from 2014 to 2015.

Income Tax Provision

We recognized income tax benefit of $3.7 million in the nine months ended September 30, 2015, compared to an income tax benefit of $1.0 million for the nine months ended September 30, 2014.

Our effective tax rate is (100.1) percent and (46.9) percent for the nine months ended September 30, 2015 and 2014, respectively. The effective tax rate for the quarter is impacted by the relative impact of discrete items, which are accounted for as they occur, as well as the recognition of a full valuation against deferred tax assets for our U.S. operations, and the exception provided in ASC740, Accounting for Income Taxes, which is discussed below.

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

Income tax expense or benefit from continuing operations is generally determined without regard to other categories of earnings, such as discontinued operations and Other Comprehensive Income ("OCI"). An exception is provided in ASC 740, when there is aggregate income from categories other than continuing operations and a loss from continuing operations in the current year. In this case, the tax benefit allocated to continuing operations is the amount by which the loss from continuing operations reduces the tax expenses recorded with respect to the other categories of earnings, even when a valuation allowance has been established against the deferred tax assets. In instances where a valuation allowance is established against current year losses, income from other sources, including unrealized gains from pension and post-retirement benefits recorded as a component of OCI, is considered when determining whether sufficient future taxable income exists to realize the deferred tax assets. As a result, for the nine months ended September 30, 2015 we recognized a U.S. tax expense of $3.3 million in OCI related to the unrealized gains on pension and post-retirement benefits, and recognized a corresponding U.S. tax benefit of $3.3 million in our results from continuing operations, before discrete items.

Changes in Financial Condition

As of September 30, 2015, we had total assets of $592.3 million, compared to total assets of $598.4 million at December 31, 2014.  The $6.2 million, or 1.0%, decrease in total assets primarily resulted from changes in our long term assets.

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

The following table summarizes the major components of our working capital as of the periods listed below:

(In thousands)	September 30, 2015	December 31, 2014
Accounts receivable	$63,735	$63,570
Inventories	36,695	43,065
Deferred income taxes (current)	2,687	2,687
Other current assets	8,504	10,785
Accounts payable	(59,892)	(56,452)
Accrued payroll and compensation	(8,032)	(10,620)
Accrued interest payable	(5,073)	(12,428)
Accrued workers compensation	(2,879)	(3,137)
Other current liabilities	(15,726)	(14,434)
Working capital	$20,019	$23,036

Significant changes in working capital included:

•	a decrease in inventory of $6.4 million due to lean manufacturing initiatives;
•	a decrease in other current assets of $2.3 million due to reclassification of deposits to long-term assets;
•	an increase in accounts payable of $3.4 million primarily due to timing of purchases leading into the end of the respective periods;
•	a decrease in accrued payroll and compensation of $2.6 million primarily due to the reduction of bonus accruals; and
•	a decrease in interest payable of $7.4 million primarily due to the semi-annual interest payment in August 2015.

Capital Resources and Liquidity

Our primary sources of liquidity during the nine months ended September 30, 2015 were cash from operations and cash reserves.  We believe that cash from operations, existing cash reserves, and our ABL facility will provide adequate funds for our working capital needs, planned capital expenditures and cash interest payments through 2015 and the foreseeable future.

As of September 30, 2015, we had $39.1 million of cash plus $42.1 million in availability under our ABL Facility for a total liquidity of $81.2 million.  As of December 31, 2014, we had $29.8 million in cash plus $40.5 million in availability under our ABL credit facility for total liquidity of $70.3 million.

Our ability to fund working capital needs, planned capital expenditures, scheduled semi-annual interest payments, and to comply with any financial covenants under our ABL Facility depends on our future operating performance and cash flow, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

Operating Activities

Net cash provided by operating activities during the nine months ended September 30, 2015 amounted to $31.1 million compared to $8.3 million for the period ended September 30, 2014.  The cash provided by operating activities in the first nine months of 2015 was a result of our positive net income without an increased demand in working capital.

Investing Activities

Net cash used in investing activities totaled $17.8 million for the nine months ended September 30, 2015 compared to a use of $20.2 million for the period ended September 30, 2014.  Our most significant cash outlays for investing activities are the purchases of property, plant and equipment. In this category, the Company spent $15.9 million during the nine months ended September 30, 2015, compared to $20.7 million during the nine months ended September 30, 2014.  Capital expenditures for 2015 are currently expected to be approximately $25 million to $28 million, which we expect to fund through existing cash from operations, cash reserves, or from our ABL facility.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2015 was $4.0 million compared to $0.0 million for the nine months ended September 30, 2014.  The increase in cash used resulted primarily from payments made and draws on our ABL facility during 2015 compared to 2014.

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

Such forward-looking statements are based on assumptions and estimates, which although believed to be reasonable, may turn out to be incorrect.  Therefore, undue reliance should not be placed upon these estimates and statements.  We cannot assure that any of these statements, estimates, or beliefs will be realized and actual results may differ from those contemplated in these "forward-looking statements."  We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise.  You are advised to consult further disclosures we may make on related subjects in our filings with the SEC.  In addition to other factors discussed in this report, some of the important factors that could cause actual results to differ materially from those discussed in the forward-looking statements include, without limitation, the following:

•	a reversal of recent improvements in, or less robust than anticipated commercial vehicle industry recovery in 2015 and 2016 could have a material adverse effect on our business;
•	further demand reductions in the global oil and gas, industrial, mining, and agricultural industries in 2015 and 2016 could have a material adverse effect on our business;
•	the loss of a major customer could have a material adverse effect on our business;
•	competition from products sourced in low cost countries could have an adverse effect on our business;
•	the demands of original equipment manufacturers for price reductions may adversely affect profitability;
•	we use a substantial amount of raw steel, aluminum, cast scrap, and foundry steel and are vulnerable to industry shortages, significant price increases, and surcharges, some of which we may not be able to pass through to our customers;
•	our credit documents contain significant financial and operating covenants that may limit the discretion of management with respect to certain business matters. We must also meet certain financial ratios and tests as described above. Failure to comply with the obligations contained in the debt agreements could result in an event of default, and possibly the acceleration of the related debt and the acceleration of debt under other instruments evidencing debt that may contain cross-acceleration or cross-default provisions;
•	a labor strike may disrupt our supply of products to our customer base;
•	we may encounter increased competition in the future from existing competitors or new competitors;
•	our significant indebtedness may have important consequences, including, but not limited to, impairment of our ability to obtain additional financing, reduction of funds available for operations and business opportunities or limitations on our ability to dispose of assets;
•	significant volatility in the foreign currency markets could have an adverse effect on us;
•	our ability to service our indebtedness is dependent upon operating cash flow;
•	an interruption of performance of our machinery and equipment could have an adverse effect on us;
•	an interruption in supply of metals could reduce our ability to obtain favorable sourcing of such raw materials;
•	any product quality issue or an adverse judgment in legal proceedings could have an adverse effect on our business;
•	we may be subject to liability under certain environmental laws and the cost of compliance with these regulations could have a material adverse effect on our financial condition and may adversely affect our ability to sell or rent such property or to borrow using such property as collateral; and
•	our success depends largely upon the abilities and experience of certain key management personnel and the loss of the services of one or more of these key personnel could have a negative impact on our business.

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

Foreign Currency Risk

Certain forecasted transactions, assets, and liabilities are exposed to foreign currency risk. We monitor our foreign currency exposures to maximize the overall effectiveness of our foreign currency derivatives. The principal currencies of exposure are the Canadian Dollar and Mexican Peso. From time to time, we use foreign currency financial instruments to offset the impact of the variability in exchange rates on our operations, cash flows, assets and liabilities.  At September 30, 2015, there were open foreign exchange contracts of $4.2 million. The counterparty to the foreign exchange contracts is a financial institution with an investment grade credit rating. The use of forward contracts protects our cash flows against unfavorable movements in exchange rates, to the extent of the amount under contract.

Foreign currency derivative contracts provide only limited protection against currency risks. Factors that could impact the effectiveness of our currency risk management programs include accuracy of sales estimates, volatility of currency markets and the cost and availability of derivative instruments.

Raw Material/Commodity Price Risk

We rely upon the supply of certain raw materials and commodities in our production processes, and we have entered into firm purchase commitments for certain metals and natural gas. Additionally, from time to time, we use commodity price swaps and futures contracts to manage the variability in certain commodity prices on our operations and cash flows. At September 30, 2015 we had no open commodity price swaps or futures contracts.

Interest Rate Risk

We use long-term debt as a primary source of capital. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for our long-term fixed-rate debt and other types of long-term debt at September 30, 2015:

(Dollars in thousands)	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
Long-term Debt:
Fixed Rate	—	—	—	$310,000	—	—	$310,000	$316,975
Average Rate	—	—	—	9.5%	—	—	9.5%
Variable Rate	—	—	—	$15,000	—	—	$15,000	$15,000
Average Rate	—	—	—	2.7%	—	—	2.7%

Item 4.	Controls and Procedures

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

31.1†	—	Section 302 Certification of Richard F. Dauch in connection with the Quarterly Report on Form 10-Q on Accuride Corporation for the period ended September 30,2015.
31.2†	—	Section 302 Certification of Gregory A. Risch in connection with the Quarterly Report on Form 10-Q of Accuride Corporation for the period ended September 30, 2015.
32.1††	—	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
101.INS†	—	XBRL Instance Document
101.SCH†	—	XBRL Taxonomy Extension Schema Document
101.CAL†	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB†	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	—	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF†	—	XBRL Taxonomy Extension Definition Linkbase Document

†	Filed herewith
††	Furnished herewith
*	Management contract or compensatory agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCURIDE CORPORATION

/s/ RICHARD F. DAUCH	Dated: November 2, 2015
Richard F. Dauch
President and Chief Executive Officer
(Principal Executive Officer)

/s/ GREGORY A. RISCH	Dated: November 2, 2015
Gregory A. Risch
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)