Form 10-K
period 2015-12-31
ACCURIDE CORP
filed 2016-02-29
CIK 817979

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2015

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒


Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer 	Accelerated Filer ☒	Non-Accelerated Filer 	Smaller Reporting Company 

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐  No ☒

The aggregate market value of the registrant's common stock held by non-affiliates based on the New York Stock Exchange closing price as of June 30, 2015 (the last business day of registrant's most recently completed second fiscal quarter) was approximately $181,988,387.  This calculation does not reflect a determination that such persons are affiliates of registrant for any other purposes.

ndicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒  No ☐

The number of shares of Common Stock, $0.01 par value, of Accuride Corporation outstanding as of February 19 was 47,959,948.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant's 2015 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

ACCURIDE CORPORATION
FORM 10-K
FOR THE YEAR ENDED December 31, 2015

PART I

Item 1.	Business

The Company

We believe we are one of the largest manufacturers and suppliers of commercial vehicle components in North America and we have recently expanded our operations into Europe. Our products include commercial vehicle wheels, wheel-end components and assemblies, and ductile and gray iron castings. We market our products under some of the most recognized brand names in the industry, including Accuride, Brillion, Gianetti, and Gunite. We serve the leading OEMs and their related aftermarket channels in most major segments of the commercial vehicle market, including heavy- and medium-duty trucks, commercial trailers, light trucks, buses, as well as specialty and military vehicles.

Our primary product lines are standard equipment used by many North American and European heavy- and medium-duty truck OEMs.

Our diversified customer base includes a large number of the leading commercial vehicle original equipment manufacturers ("OEMs"), such as Daimler Truck North America, LLC ("DTNA"), with its Freightliner and Western Star brand trucks, PACCAR, Inc., with its Peterbilt and Kenworth brand trucks, Navistar, Inc., with its International brand trucks, Volvo Group North America, with its Volvo and Mack brand trucks, Daimler Trucks Europe, with its Mercedes brand trucks, Volvo Group Europe, with its Volvo and Renault brand trucks, Industrial Vehicle Corporation ("Iveco"), with its Iveco brand trucks, and MAN commercial vehicles, with its MAN brand trucks. Our primary commercial trailer customers include leading commercial trailer OEMs, such as Great Dane Limited Partnership, Utility Trailer Manufacturing Company, and Wabash National, Inc. Our major light truck customer is General Motors Corporation. Our product portfolio is supported by strong sales, marketing and design engineering capabilities and is manufactured in ten strategically located, technologically advanced facilities across the United States, Canada, Mexico and Italy.

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

Our financial results for the previous three fiscal years are discussed in "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operation" and "Item 8: Financial Statements and Supplementary Data" of this Annual Report and the following descriptions of our business should be read in conjunction with the information contained therein.  For geographic and financial information related to each of our operating segments, see Note 11 to the "Notes to Consolidated Financial Statements" included herein.

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

On November 3, 2015, Accuride subscribed to a controlling seventy percent (70%) ownership interest in Gianetti Route, S.r.l., an Italian manufacturer of steel wheels for heavy- and medium-duty commercial vehicles and motorcycles ("Gianetti"), in exchange for a commitment to invest €19,750,000 Euros in Gianetti. The remaining thirty percent ownership interest in Gianetti was retained by MW Italia S.r.l., a subsidiary of Coils Lamiere Nastri - C.L.N. S.p.A.  Accuride contributed €3,750,000 Euros at closing and has agreed to invest the remaining commitments no later than as follows: €5,392,000 in 2016, €9,143,000 in 2017, and the remainder in 2018.  Accuride will finance its remaining investment in Gianetti through cash flows from operations from our North American business units and availability under its existing credit agreements.  The parties agreed that Accuride would have a call option, and MW Italia would have a put option, on any remaining MW Italia equity interest starting on November 3, 2018 and ending on November 2, 2020, subject to a required six-month advance notice and with valuation of the MW Italia equity interest to be agreed upon by the parties or determined by a third party appraiser at the time the option is exercised. Gianetti's principle manufacturing and engineering facility is located in Ceriano Laghetto, near Milan, Italy.

Discontinued Operations

On August 1, 2013, the Company announced that it completed the sale of substantially all of the assets of its Imperial Group business to Imperial Group Manufacturing, Inc., a new company formed and capitalized by Wynnchurch Capital for total cash consideration of $30.0 million at closing, plus a contingent earn-out of up to $2.25 million.  The sale resulted in recognition of a $12.0 million loss for the year ended December 31, 2013, which has been reclassified to discontinued operations.  See Note 3 "Discontinued Operations" to the "Notes to Consolidated Financial Statements" included herein for further discussion.

Pursuant to the provisions of the purchase agreement, subject to certain limited exceptions, the purchaser purchased from Imperial all equipment, inventories, accounts receivable, deposits, prepaid expenses, intellectual property, contracts, real property interests, transferable permits and other intangibles related to the business and assumed Imperial's trade and vendor accounts payable and performance obligations under those contracts included in the purchased assets.  The real property interests acquired by the purchaser include ownership of three plants located in Decatur, Texas, Dublin, Virginia and Chehalis, Washington and a leasehold interest in a plant located in Denton, Texas.  Imperial retained ownership of its real property located in Portland, Tennessee and recognized a $2.5 million impairment charge for this property as a component of the loss previously mentioned, which has been reclassified to discontinued operations on our consolidated statements of operations and comprehensive loss for the year ended December 31, 2013.  The Company leased the Portland, Tennessee facility to the purchaser from the closing date of the transaction through October 31, 2014. The Company is currently using the facility to provide coating services for certain of its steel wheels. (See Note 3 to the "Notes to Consolidated Financial Statements" included herein for further explanation)

On September 26, 2011, the Company announced the sale of its wholly owned subsidiary, Fabco Automotive Corporation ("Fabco") to Fabco Holdings, Inc., a new company formed and capitalized by Wynnchurch Capital, Ltd. in partnership with Stone River Capital Partners, LLC. The sale concluded for a purchase price of $35.0 million, subject to a working capital adjustment, plus a contingent receipt of $2.0 million, which was received in full in 2013. The Company recognized a loss of $6.3 million, including $2.1 million in transactional fees, related to the sale transaction for the year ended December 31, 2011, which is included as a component of discontinued operations. See Note 3 "Discontinued Operations" to the "Notes to Consolidated Financial Statements" included herein for further discussion.

Impairment

As of November 30, 2015, all of our reporting units passed the first step of our annual impairment test. During 2015, the Brillion reporting unit experienced declining sales due to the overall market conditions of the industries it serves. Based on Brillion's 2015 financial performance and its end market projections as of yearend, management determined that a triggering event had occurred and performed an additional step one goodwill impairment analysis as of December 31, 2015.  Brillion's failure of the step one test indicated that goodwill may have been impaired and a step two analysis was performed to determine the amount of the impairment. Management completed the step two analysis, resulting in the Company recognizing goodwill impairment charges of $4.4 million in the statement of operations and comprehensive loss for the year ended December 31, 2015. The Wheels reporting unit, which has $96.3 million of goodwill recorded as of December 31, 2015, passed the step one test at both the annual measurement testing date, November 30, 2015, and the December 31, 2015 testing date. As of December 31, 2015, the Wheels reporting unit fair value was estimated to be 4% in excess of its carrying value.

Product Overview

We design, produce, and market broad portfolios of commercial vehicle components for the commercial vehicle, global industrial, mining and construction industries. We classify our products under several categories, including wheels, wheel-end components and assemblies, and ductile and gray iron castings. The following describes our major product lines and brands.

Wheels (Approximately 62% of our 2015 net sales, 57% of our 2014 net sales, and 57% of our 2013 net sales)

We are the largest North American manufacturer and supplier of wheels for heavy- and medium-duty trucks, commercial trailers and related aftermarket channels, and the third largest manufacturer and supplier of wheels for heavy- and medium-duty trucks, commercial trailers and related aftermarket channels in Europe. We offer the broadest product line in the North American heavy- and medium-duty wheel industry and are the only North American manufacturer and supplier of both steel and forged aluminum heavy- and medium-duty wheels. We also produce wheels for buses, commercial light trucks, heavy-duty pick-up trucks, and military vehicles. We market our wheels under the Accuride brand in North America and under the Gianetti brand in Europe. We are a standard steel and aluminum wheel supplier to a number of North American and European heavy- and medium-duty truck and trailer OEMs.  A description of each of our major products is summarized below:

●	Heavy- and medium-duty steel wheels. We believe we offer the broadest product line of steel wheels for the heavy- and medium-duty truck, commercial trailer markets and related aftermarket channels. The wheels range in diameter from 17.5" to 24.5" and are designed for load ratings ranging from 3,640 to 13,000 lbs. We also offer a number of coatings and finishes that we believe provide the customer with increased durability and exceptional appearance.
●	Heavy- and medium-duty aluminum wheels. We offer a full product line of aluminum wheels for the heavy- and medium-duty truck, commercial trailer markets and related aftermarket channels. The wheels range in diameter from 19.5" to 24.5" and are designed for load ratings ranging from 4,000 to 13,000 lbs. Aluminum wheels are generally lighter in weight, more readily stylized, and are approximately 2.0 to 3.0 times more expensive than steel wheels.
●	Light truck steel wheels. We manufacture light truck single and dual steel wheels that range in diameter from 16" to 19.5" for customers such as General Motors. We are focused on larger diameter wheels designed for select truck platforms used for carrying heavier loads.
●	Military Wheels. We produce steel wheels for military applications under the Accuride brand name.
●	Motorcycle Wheels. We produce steel wheels for motorcycles under the Gianetti brand name.

Wheel-End Components and Assemblies (Approximately 25% of our 2015 net sales, 24% of our 2014 net sales, and 26% of our 2013 net sales)

We are a supplier of wheel-end components and assemblies to the North American heavy- and medium-duty truck markets and related aftermarket channels. We market our wheel-end components and assemblies under the Gunite brand. We produce four basic wheel-end assemblies: (1) disc wheel hub/brake drums, (2) spoke wheel/brake drums, (3) spoke wheel/brake rotors and (4) disc wheel hub/brake rotors. We also manufacture an extensive line of wheel-end components for the heavy- and medium-duty truck markets, such as brake drums, disc wheel hubs, spoke wheels, rotors and automatic slack adjusters. The majority of these components are critical to the safe operation of vehicles. A description of each of our major wheel-end components is summarized below:

•	Brake Drums. We offer a variety of heavy- and medium-duty brake drums for truck, commercial trailer, bus, and off-highway applications. A brake drum is a braking device utilized in a "drum brake" which is typically made of iron and has a machined surface on the inside. When the brake is applied, air or brake fluid is forced, under pressure, into a wheel cylinder which, in turn, pushes a brake shoe into contact with the machined surface on the inside of the drum and stops the vehicle. Our brake drums are custom-engineered to exact requirements for a broad range of applications, including logging, mining, and more traditional over-the-road vehicles. To ensure product quality, we continually work with brake and lining manufacturers to optimize brake drum and brake system performance. Brake drums are our primary aftermarket product. The aftermarket opportunities in this product line are substantial as brake drums continually wear with use and eventually need to be replaced, although the timing of such replacement depends on the severity of use.
•	Disc Brake Rotors. We develop and manufacture durable, lightweight disc brake rotors for a variety of heavy-duty vehicle applications. A disc rotor is a braking device that is typically made of iron with highly machined surfaces. When the brake is applied in a disc brake system, brake fluid from the master cylinder (Hydraulic Disc Brakes) or air from the air compressor (Air Disc Brakes) is forced into a caliper where it presses against a piston, which squeezes two brake pads against the disc rotor and stops the vehicle. Disc brakes are generally viewed as more efficient, although more expensive, than drum brakes and are often found in the front of a vehicle with drum brakes often located in the rear. We manufacture ventilated disc brake rotors that significantly improve heat dissipation as required for certain applications on Class 7 and 8 vehicles. We offer one of the most complete lines of heavy-duty and medium-duty disc brake rotors in the industry.
•	Automatic Slack Adjusters. Automatic slack adjusters react to, and adjust for, variations in brake shoe-to-drum clearance and maintain the proper amount of space between the brake shoe and brake drum. Our automatic slack adjusters automatically adjust the brake shoe-to-brake drum clearance, ensuring consistent clearance at the time of braking. The use of automatic slack adjusters reduces maintenance costs, improves braking performance and minimizes side-pull and stopping distance.

Ductile, Austempered Ductile and Gray Iron Castings (Approximately 13% of our 2015 net sales, 19% of our 2014 net sales, and 17% of our 2013 net sales)

We produce ductile, austempered ductile and gray iron castings under the Brillion brand name. Our Brillion Foundry facility is one of North America's largest iron foundries focused on the supply of complex, highly cored cast products to market leading customers in the commercial vehicle, diesel engine, construction, agricultural, hydraulic, mining, oil and gas and industrial markets. Brillion utilizes both vertical and horizontal green sand molding processes to produce cast products that include:

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

In North America, cyclical peaks of commercial vehicle production in 1999 and 2006 were followed by sharp production declines of 48% and 69% to trough production levels in 2001 and 2009, respectively. Since 2009, commercial vehicle production levels have recovered. Demand for vehicles that use our products, as predicted by analysts, including America's Commercial Transportation ("ACT") and FTR Associates ("FTR") Publications, is expected to moderate in 2016. OEM production of major markets that we serve in North America, from 2009 to 2015, are shown below:

	For the Year Ended December 31,
	2015	2014	2013	2012	2011	2010	2009
North American Class 8	323,282	297,097	245,496	277,490	255,261	154,173	118,396
North American Classes 5-7	237,100	225,681	201,311	188,165	166,792	117,901	97,733
U.S. Trailers	307,673	270,757	238,527	236,841	209,582	124,162	79,027

Europe has experienced similar patterns of rising and falling demand for commercial vehicles.  The sharpest increase in recent history was between 2009 and 2011, when medium- and heavy-duty truck production doubled from 2009 levels.  As predicted by analysts, including LMC Automotive Limited ("LMC") and Clear International Consulting Limited ("Clear"), commercial vehicle production is expected to improve in 2016. OEM production of majors markets that we serve in Europe, from 2009 to 2015, are shown below:

	For the Year Ended December 31,
	2015	2014	2013	2012	2011	2010	2009
European Heavy Trucks (>16t)	428,642	393,512	438,886	421,367	454,838	327,819	200,955
European Medium Trucks (3.5lt-16t)	96,169	95,038	124,150	113,702	120,022	88,271	63,008
Trailers	284,052	265,129	242,753	241,062	265,026	183,061	116,681

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

Customers

We market our components to more than 1,000 customers, including most of the major North American and European heavy- and medium-duty truck and commercial trailer OEMs, as well as to the major aftermarket participants, including OEM dealer networks, wholesale distributors, and aftermarket buying groups. Our largest North American customers are DTNA, Navistar, Volvo/Mack, PACCAR, and Advanced Wheels which combined accounted for approximately 52.7 percent of our net sales in 2015, and individually constituted approximately 16.4 percent, 11.5 percent, 11.3 percent, 7.3 percent, and 6.2 percent, respectively, of our 2015 net sales. We have long-term relationships with our larger customers, many of whom have purchased components from us or our predecessors for more than 45 years. We garner repeat business through our reputation for quality and our position as a standard supplier for a variety of truck lines. We believe that we will continue to be able to effectively compete for our customers' business due to the high quality of our products, the breadth of our product portfolio, and our continued product innovation.

Sales and Marketing

We have an integrated, corporate-wide sales and marketing group. We have dedicated salespeople and sales engineers who reside near the headquarters of each of the four major truck OEMs in North America and who spend substantially all of their professional time managing existing business relationships, coordinating new sales opportunities and strengthening our relationships with the OEMs. These sales professionals function as a single point of contact with the OEMs, providing "one-stop shopping" for all of our products. Each brand has marketing personnel who, together with applications engineers, have in-depth product knowledge and provide support to the designated OEM sales professionals.

We also market our products directly to end users in North America, particularly large truck fleet operators, with a focus on wheels and wheel-end products to create "pull-through" demand for our products. This effort is intended to help convince the truck and trailer OEMs to designate our products as standard equipment and to create sales by encouraging fleets to specify our products on the equipment that they purchase, even if our product is not offered as standard equipment on the products being purchased. The fleet sales group also provides aftermarket sales coverage for our various products, particularly wheels and wheel-end components. These sales professionals promote and sell our products to the aftermarket, including OEM dealers, warehouse distributors and aftermarket buying groups.

In North America, we have a consolidated aftermarket distribution strategy for our wheels and wheel-end components. In support of this strategy, we have a centralized distribution center in Batavia, Illinois. As a result, customers can order steel and aluminum wheels, brake drums, rotors, hubs and automatic slack adjusters on one purchase order, improving freight efficiencies and inventory turns for our customers.  The aftermarket infrastructure also enables us to increase direct shipments from our manufacturing plants to larger aftermarket customers utilizing a virtual distribution strategy that allows us to maintain and enhance our competitiveness by eliminating unnecessary freight and handling through the distribution center.

International Sales

We consider sales to customers outside of the United States as international sales. International sales for the years ended December 31, 2015, 2014, and 2013 are as follows:

($ In millions)	International Sales	Percent of Net Sales
2015	$150.8	22.0%
2014	$137.1	19.4%
2013	$130.1	20.2%

For additional information, see Note 12 to the "Notes to Consolidated Financial Statements" included herein.

Manufacturing

We operate ten facilities, which are characterized by advanced manufacturing capabilities, in North America. Our U.S. manufacturing operations are located in Illinois, Kentucky, Ohio, Pennsylvania, South Carolina, Tennessee, and Wisconsin. In addition, we have manufacturing facilities in Canada, Mexico, and Italy. These facilities are strategically located to meet our manufacturing needs and the demands of our customers.

All of our significant production operations are ISO-9001/TS 16949 certified, which means that they comply with certain quality assurance standards for truck component suppliers. We believe our manufacturing operations are highly regarded by our customers, and we have received numerous quality and lean awards from our customers including PACCAR's Preferred Supplier award and Daimler Truck North America's Masters of Quality award, and the Association of Manufacturing Excellence ("AME") Plant of the Year award (Henderson, KY-2014, Erie, PA and Rockford, IL-2015).  The Brillion foundry was featured for its advanced lean and quality systems by The American Casting Society in 2014.

All of our facilities incorporate extensive lean visual operating systems in the management of their day-to-day operations. This helps improve our product and process flow and on time delivery to our customers while minimizing required inventory levels across our business and our customers' business.

Competition

We operate in highly competitive markets. However, no single manufacturer competes with all of the products manufactured and sold by us in the North American heavy- and medium-duty truck markets. In each of our markets, we compete on the basis of price, manufacturing and distribution capabilities, product quality, product design, product line breadth, delivery, and service.

The competitive landscape for each of our brands is unique. Our primary competitors in the wheel markets include Alcoa Inc. and Maxion Wheels in North America and Maxion Wheel and Mefro Wheels GmbH in Europe. Our primary competitors in the wheel-ends and assemblies markets for heavy- and medium-duty trucks and commercial trailers are KIC Holdings, Inc., Meritor, Inc., Consolidated Metco Inc., and Webb Wheel Products Inc. Our major competitors in the industrial components market include ten to twelve foundries operating in the Midwest and Southern regions of the United States and in Mexico.

Raw Materials and Suppliers

We typically purchase steel for our wheel products from a number of different suppliers by negotiating high-volume one-year contracts directly with steel mills or steel service centers.  While we believe that our supply contracts can be renewed on acceptable terms, we may not be able to renew these contracts on such terms, or at all.  Due to the multitude of suppliers, we do not believe that we are overly dependent on long-term supply contracts for our steel requirements as we have alternative sources available if needed.  Depending on market dynamics and raw material availability, the market is occasionally in tight supply, which may result in occasional industry allocations and/or surcharges.

We obtain aluminum for our wheel products from aluminum billet casting manufacturers.  We believe that aluminum is readily available from a variety of sources and have multiple sources qualified and available.  Aluminum prices have been and will continue to be volatile from time-to-time. We attempt to minimize the impact of such volatility through selected customer supported fixed pricing agreements, supplier agreements and contractual material price adjustments with customers.

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

Employees and Labor Unions

As of December 31, 2015, we had approximately 2,290 employees, of which 519 were salaried employees with the remainder paid hourly. Unions represent approximately 1,504 of our employees, which is approximately 66% percent of our total employees. We have collective bargaining agreements with several unions, including (1) the United Auto Workers, (2) the United Steelworkers, (3) the International Association of Machinists and Aerospace Workers, (4) the National Automobile, Aerospace, Transportation, and General Workers Union of Canada, (5) El Sindicato Industrial de Trabajadores de Nuevo Leon and (6) the Federazione Impiegati Operai Metallurgici- Condeferazione Generale Italiana Del Lavoro, Unione Italiana Lavoratori Metalmeccanici  - Unione Italiana Del Lavoro, Federazione Italiana Metalmeccanici  - Confederazione Italiana Sindacati Lavoratori, and the Federazione Impiegati Operai Metallugrici – Condeferazione Generale Italiana Del Lavoro.

Each of our unionized facilities has a separate contract with the union that represents the workers employed at such facility. The union contracts expire at various times over the next few years with the exception of our union contract that covers the hourly employees at our Monterrey, Mexico, facility, which expires on an annual basis in January unless otherwise renewed. The 2016 negotiations in Monterrey were successfully completed prior to the expiration of our union contract. In 2014, we successfully negotiated new bargaining agreements for our Erie, Pennsylvania and Rockford, Illinois facilities, which will expire on September 3, 2018 and March 25, 2019, respectively. Our agreements in Italy expire in October 2017.

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

Environmental Matters

Our operations, facilities, and properties are subject to extensive and evolving laws and regulations pertaining to air emissions, wastewater and stormwater discharges, the handling and disposal of solid and hazardous materials and wastes, the investigation and remediation of contamination, and otherwise relating to health, safety, and the protection of the environment and natural resources. The violation of such laws can result in significant fines, penalties, liabilities or restrictions on operations. From time to time, we are involved in administrative or legal proceedings relating to environmental, health and safety matters and have in the past incurred, and expect to continue to incur capital costs and other expenditures relating to such matters. We do not expect that such matters will have a material adverse effect on our business, results of operations or financial conditions; however, we cannot assure you that this or any other future environmental compliance matters will not have such an effect.

In addition to environmental laws that regulate our ongoing operations, we are also subject to environmental remediation liability. Under the United States Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") and analogous state laws, we may be liable as a result of the release or threatened release of hazardous materials into the environment regardless of when the release occurred. Such matters include situations in which we have been named or are believed to be potentially responsible parties in connection with the contamination of these sites. Additionally, environmental remediation may be required to address soil and groundwater contamination identified at certain of our facilities.

As of December 31, 2015, we had an environmental reserve of approximately $0.5 million, related primarily to our foundry operations. This reserve is based on management's review of potential liabilities as well as cost estimates related thereto. Any expenditures required for us to comply with applicable environmental laws and/or pay for any remediation efforts will not be reduced or otherwise affected by the existence of the environmental reserve. Our environmental reserve may not be adequate to cover our future costs related to the sites associated with the environmental reserve, and any additional costs may have a material adverse effect on our business, results of operations or financial condition. The discovery of additional environmental issues, the modification of existing laws or regulations or the promulgation of new ones, more vigorous enforcement by regulators, the imposition of joint and several liability under CERCLA or analogous state laws, or other unanticipated events could also result in a material adverse effect.

The United States' Iron and Steel Foundry National Emission Standard for Hazardous Air Pollutants ("NESHAP") was developed pursuant to Section 112(d) of the Clean Air Act and requires major sources of hazardous air pollutants to install controls representative of maximum achievable control technology. Based on currently available information, we do not anticipate material costs regarding ongoing compliance with the NESHAP; however if we are found to be out of compliance with the NESHAP, we could incur liability that could have a material adverse effect on our business, results of operations or financial condition.

As part of our acquisition of a controlling interest in Gianetti, we received indemnities related to certain environmental liabilities from MW Italia.

Management does not believe that the outcome of any environmental proceedings will have a material adverse effect on our consolidated financial condition or results of operations.

Research and Development Expense

Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred. The amount expensed in the years ended December 31, 2015, 2014 and 2013 totaled $7.4 million, $5.6 million and $5.7 million, respectively.

Website Access to Reports

We make our periodic and current reports available, free of charge, on our website as soon as practicable after such material is electronically filed with the Securities and Exchange Commission (the "SEC"). Our website address is www.accuridecorp.com and the reports are filed under "SEC Filings" in the Investor Information section of our website.   Our website and information included in or linked to our website are not part of this 2015 Annual Report filed on Form 10-K.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The SEC's website is www.sec.gov.

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

We continue to operate in a challenging economic environment and our ability to maintain liquidity may be affected by economic or other conditions that are beyond our control and which are difficult to predict. The 2016 OEM production forecasts by ACT Publications for the significant North American commercial vehicle markets that we serve, as of February 10, 2016, are as follows:

North American Class 8	250,045
North American Classes 5-7	236,395
U.S. Trailers	298,850

The 2016 OEM production forecasts by LMC Automotive Limited for the significant European commercial vehicle markets that we serve, as of February 10, 2016, are as follows:

European Heavy Trucks (>16t)	434,006
European Medium Trucks (3.5lt-16t)	97,875
Trailers	310,925

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

Sales, including aftermarket sales, to DTNA, Navistar, Volvo/Mack, PACCAR, and Advanced Wheel constituted approximately 16.4 percent, 11.5 percent, 11.3 percent, 7.3 percent, and 6.2 percent, respectively, of our 2015 net sales. No other customer accounted for more than 5 percent of our net sales for this period. Iveco, MAN, and Daimler are Gianetti's largest customers.  The loss of any significant portion of sales to any of our major customers would likely have a material adverse effect on our business, results of operations or financial condition.

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

In addition, competition from foreign truck components suppliers, especially in the aftermarket, may lead to an increase in truck components imported into North America or Europe, adversely affecting our market share and negatively affecting our ability to compete. Foreign truck components suppliers, including those in China, may in the future increase their current share of the markets for truck components in which we compete. Some of these foreign suppliers may be owned, controlled or subsidized by their governments, and their decisions with respect to production, sales and exports may be influenced more by political and economic policy considerations than by prevailing market conditions. In addition, foreign truck components suppliers may be subject to less restrictive regulatory and environmental regimes that could provide them with a cost advantage relative to North American and European suppliers. Therefore, there is a risk that some foreign suppliers, including those in China, may increase their sales of truck components in North American and European markets despite decreasing profit margins or losses.  Brillion is also influenced unfavorably by the import of iron castings from China and India, which is a growing threat.

On March 30, 2011, we, along with one other United States domestic commercial vehicle steel wheel supplier, filed antidumping and countervailing duty petitions with the United States International Trade Commission and the United States Department of Commerce alleging that manufacturers of certain steel wheels in China are dumping their products in the United States and that these manufacturers have been subsidized by their government in violation of United States trade laws.  In May 2011, the International Trade Commission issued a preliminary determination that there was a reasonable indication that the U.S. steel wheel industry is materially injured or threatened with material injury by reason of imports from China of certain steel wheels, and began the final phase of its investigation.  In August 2011, the U.S. Department of Commerce issued a preliminary determination of countervailing duties on steel wheels imported from China ranging from 26.2 percent to 46.6 percent ad valorem, and in October 2011, the U.S. Department of Commerce issued a preliminary determination of antidumping duty margins ranging from 110.6 percent to 243.9 percent ad valorem.  On March 19, 2012, the Department of Commerce made final determinations of dumping and subsidy margins, which cumulatively were approximately 70 percent to 228 percent ad valorem.  However, on April 17, 2012, the International Trade Commission determined that the domestic industry has not been injured and was not presently threatened with injury from subject imports, and consequently withdrew all import duties on the subject imports.  If future trade cases do not provide relief from unfair trade practices, U.S. protective trade laws are weakened or international demand for trucks and/or truck components decreases, an increase of truck component imports into the United States may occur, which could have a material adverse effect on our business, results of operation or financial condition.

Economic and other conditions may adversely impact the valuation of our assets resulting in impairment charges that could have a material adverse effect on our business, results of operations, or financial condition.

We review goodwill and our indefinite lived intangible assets (trade names) for impairment annually or more frequently if impairment indicators exist. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in our expected future cash flows, a sustained, significant decline in our market capitalization, a significant adverse change in industry or economic trends, unanticipated competition, slower growth rates, and significant changes in the manner of the use of our assets or the strategy for our overall business. Such adverse trends could include a swift and significant cyclical downturn in the North American or European commercial vehicle industry or shift in purchasing strategies toward products imported from low cost countries. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact on our consolidated financial statements. During 2015, we recorded an impairment of goodwill at the Brillion reporting unit of all goodwill recognized on that unit of $4.4 million.   The Wheels reporting unit, which has $96.3 million of goodwill recorded as of December 31, 2015 and fair value was estimated to be 4% in excess of its carrying value.  If we determine in the future that there are other potential impairments in any of our reporting units, we may be required to record additional charges to earnings that could have a material adverse effect on our business, results of operations, or financial condition.

We are subject to risks associated with our international operations.

We sell products in international locations and operate plants in Canada, Mexico, and Italy. In addition, it is part of our strategy to continue to expand internationally. Our current and future international sales and operations are subject to risks and uncertainties, including:

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

In the normal course of doing business, we are exposed to risks associated with changes in foreign exchange rates, particularly with respect to the Canadian Dollar, Mexican Peso, and Euro. From time to time, we use forward foreign exchange contracts, and/or other derivative instruments, to help offset the impact of the variability in exchange rates on our operations, cash flows, assets and liabilities. At December 31, 2015 we had $0.3 million in open foreign exchange forward contracts. Factors that could further impact the risks associated with changes in foreign exchange rates include the accuracy of our sales estimates, volatility of currency markets and the cost and availability of derivative instruments. See "Item 7A— Quantitative and Qualitative Disclosure about Market Risk —Foreign Currency Risk". In addition, changes in the laws or governmental policies in the countries in which we operate could have a material adverse effect on our business, results of operations, or financial condition.

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

In addition, it is important that we continue to meet our customers' demands in the truck and trailer components industry for product innovation, improvement and enhancement, including the continued development of new-generation products, design improvements and innovations that improve the quality and efficiency of our products. Developing product innovations for the truck components industry has been and will continue to be a significant part of our strategy. However, such development will require us to continue to invest in research and development and sales and marketing. In the future, we may not have sufficient resources to make such necessary investments, or we may be unable to make the technological advances necessary to carry out product innovations sufficient to meet our customers' demands. We are also subject to the risks generally associated with product development, including lack of market acceptance, delays in product development and failure of products to operate properly. We may, as a result of these factors, be unable to meaningfully focus on product innovation as a strategy and may therefore be unable to meet our customers' demand for product innovation.

Equipment failures, delays in deliveries or catastrophic loss at any of our facilities could lead to production or service curtailments or shutdowns.

We manufacture our products and provide services at nine facilities and provide logistical services at our just-in-time sequencing facilities in North America and manufacture our products and provide services at one facility in Italy. An interruption in production or service capabilities at any of these facilities as a result of equipment failure or other reasons could result in our inability to produce our products, which would reduce our net sales and earnings for the affected period. In the event of a stoppage in production at any of our facilities, even if only temporary, or if we experience delays as a result of events that are beyond our control, delivery times to our customers could be severely affected and could lead to damages claims by our customers. Any significant delay in deliveries to our customers could lead to increased returns or cancellations and cause us to lose future sales. Our facilities are also subject to the risk of catastrophic loss due to unanticipated events such as fires, explosions or violent weather conditions. We may experience plant shutdowns or periods of reduced production as a result of equipment failure, delays in deliveries or catastrophic loss, which expenses in excess of insurance, if any, could have a material adverse effect on our business, results of operations or financial condition.

We are subject to risks relating to our information technology systems, and any failure to adequately protect our critical information technology systems could materially affect our operations.

We rely on information technology systems across our operations, including for management, supply chain and financial information and various other processes and transactions. In addition, we are in the process of a corporate-wide migration to a new enterprise resource planning ("ERP") software system and expect to launch a transition to a new human resource management system in 2016.  Our ability to effectively manage our business depends on the security, reliability and capacity of these systems. Information technology system failures, network disruptions or breaches of security could disrupt our operations, causing delays or cancellation of customer orders or impeding the manufacture or shipment of products, processing of transactions or reporting of financial results. An attack or other problem with our systems could also result in the disclosure of proprietary information about our business or confidential information concerning our customers or employees, which could result in significant damage to our business and our reputation.

We are also required at times to manage, utilize, and store sensitive or confidential customer or employee data. As a result, we are subject to numerous U.S. and foreign jurisdiction laws and regulations designed to protect this information, such as the various U.S. federal and state laws governing the protection of individually identifiable information. If any person, including any of our employees, negligently disregards or intentionally breaches our established controls with respect to such data or otherwise mismanages or misappropriates that data, we could be subject to monetary damages, fines, and/or criminal prosecution. Unauthorized disclosure of sensitive or confidential customer or employee data, whether through systems failure, employee negligence, fraud or misappropriation could damage our reputation and cause us to lose customers.

We have in the past relied on adherence to the U.S. Department of Commerce's Safe Harbor Policy Principles and compliance with the U.S.-EU Safe Harbor Frameworks as agreed to and set forth by the U.S. Department of Commerce and the European Union, which established a means for legitimating the transfer of personally identifiable information by U.S. companies doing business in Europe from the European Economic Area to the U.S. As a result of the October 6, 2015 European Union Court of Justice (ECJ) opinion in Case C-362/14 (Schrems v. Data Protection Commissioner), the U.S.-EU Framework is no longer deemed to be an adequate method of compliance with restrictions set forth in the Data Protection Directive (and member states' implementations thereof) regarding the transfer of data outside of the European Economic Area. In light of the ECJ opinion in case C-362/14, we may need to engage in additional efforts to legitimize certain data transfers from the European Economic Area. We may be unsuccessful in establishing legitimate means of transferring certain data from the European Economic Area, and we may be at risk of enforcement actions taken by an EU data protection authority until such point in time that we ensure all data transfers to us from the European Economic Area are legitimized. We may find it necessary to establish systems to maintain EU-origin data in the European Economic Area, which may involve substantial expense and distraction from other aspects of our business. We publicly post our privacy policies and practices concerning our processing, use, and disclosure of personally identifiable information. The publication of our privacy policy and other statements we publish that provide assurances about privacy and security can subject us to potential federal, state, or other regulatory action if they are found to be deceptive or misrepresentative of our practices.

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

As of December 31, 2015, unions represented approximately 66 percent of our workforce. As a result, we are subject to the risk of work stoppages and other labor relations matters. Any prolonged strike or other work stoppage at any one of our principal unionized facilities could have a material adverse effect on our business, results of operations or financial condition. We have collective bargaining agreements with different unions at various facilities. These collective bargaining agreements expire at various times over the next few years, with the exception of our union contract at our Monterrey, Mexico facility, which expires on an annual basis. The 2016 negotiations in Monterrey were successfully completed prior to the expiration of our union contract. The contract at our Italy facility will expire in October 2017. In 2012, we extended the labor contracts at our London, Ontario facility through March

2018.  Also, in 2013 we successfully negotiated our collective bargaining agreement at our Brillion, Wisconsin facility, extending that agreement through June, 2018.  In 2014, we successfully negotiated our collective bargaining agreements at Erie, Pennsylvania and Rockford, Illinois facilities, extending those agreements through September 3, 2018 and March 25, 2019, respectively. We do not anticipate any work stoppages or labor issues during 2016; however, we cannot assure you that a significant labor issue will not arise.

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

In addition to environmental laws that regulate our ongoing operations, we are also subject to environmental remediation liability. Under the United States Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") and analogous state laws, we may be liable as a result of the release or threatened release of hazardous materials into the environment regardless of when the release occurred. We are currently involved in several matters relating to the investigation and/or remediation of locations where we have arranged for the disposal of foundry wastes. Such matters include situations in which we have been named or are believed to be potentially responsible parties in connection with the contamination of these sites. Additionally, environmental remediation may be required to address soil and groundwater contamination identified at certain of our facilities.

As of December 31, 2015, we had an environmental reserve of approximately $0.5 million, related primarily to our foundry operations. This reserve is based on management's review of potential liabilities as well as cost estimates related thereto. Any expenditures required for us to comply with applicable environmental laws and/or pay for any remediation efforts will not be reduced or otherwise affected by the existence of the environmental reserve. Our environmental reserve may not be adequate to cover our future costs related to the sites associated with the environmental reserve, and any additional costs may have a material adverse effect on our business, results of operations or financial condition. The discovery of additional environmental issues, the modification of existing laws or regulations or the promulgation of new ones, more vigorous enforcement by regulators, the imposition of joint and several liability under CERCLA or analogous state laws, or other unanticipated events could also result in a material adverse effect.

The United States Iron and Steel Foundry National Emission Standard for Hazardous Air Pollutants ("NESHAP") was developed pursuant to Section 112(d) of the Clean Air Act and requires major sources of hazardous air pollutants to install controls representative of maximum achievable control technology. Based on currently available information, we do not anticipate material costs regarding ongoing compliance with the NESHAP; however if we are found to be out of compliance with the NESHAP, we could incur liability that could have a material adverse effect on our business, results of operations or financial condition.

As part of our acquisition of a controlling interest in Gianetti, we received indemnities related to certain environmental liabilities from MW Italia.

Management does not believe that the outcome of any environmental proceedings will have a material adverse effect on our consolidated financial condition or results of operations. See "Item 1—Business—Environmental Matters."

Future climate change regulation may require us to make substantial expenditures or cause us to incur substantial liabilities.

Many scientists, legislators and others attribute climate change to increased emissions of greenhouse gases ("GHGs"), which has led to significant legislative and regulatory efforts to limit GHGs. In the recent past, regulators have considered legislation and rules that would have reduced GHG emissions through a cap-and-trade system of allowances and credits, under which emitters would be required to buy allowances to offset emissions. In addition, in late 2009, the United States EPA promulgated a rule requiring certain emitters of GHGs to monitor and report data with respect to their GHG emissions and, in May 2010, finalized its "tailoring" rule for determining which stationary sources are required to obtain permits, or implement best available control technology, on account of their GHG emission levels. The United States EPA is also expected to adopt additional rules in the future that will require permitting for ever-broader classes of GHG emission sources. Moreover, several states, including states in which we have facilities, are considering or have begun to implement various GHG registration and reduction programs. Certain of our facilities use significant amounts of energy and may emit amounts of GHGs above certain existing and/or proposed regulatory thresholds. GHG laws and regulations could increase the price of the energy we purchase, require us to purchase allowances to offset our own emissions, require us to monitor and report our GHG emissions or require us to install new emission controls at our facilities, any one of which could significantly increase our costs or otherwise negatively affect our business, results of operations or financial condition. In addition, future efforts to curb transportation-related GHGs could result in a lower demand for our products, which could negatively affect our business, results of operation or financial condition. While future GHG regulation appears likely, it is difficult to predict how these regulations will affect our business, results of operations or financial condition.

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

We are regularly subject to legal proceedings and claims that arise in the ordinary course of business, such as workers' compensation claims, OSHA investigations in the United States, employment disputes, unfair labor practice charges, customer and supplier disputes, intellectual property disputes, and product liability claims arising out of the conduct of our business. Litigation may result in substantial costs and may divert management's attention and resources from the operation of our business, which could have a material adverse effect on our business, results of operations or financial condition.

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

The change in control severance benefit is payable to an executive if his or her employment is terminated during the Protection Period either by the participating executive for "good reason" or by us without "cause." The change in control severance benefits for Tier II executives (Messrs. Dauch, Adams, Hajost, Hazlett, Martin, Risch, and Ms. Blair) consist of a payment equal to 200% of the executive's salary plus 200% of the greater of (i) the annualized incentive compensation to which the executive would be entitled as of the date on which the change of control occurs or (ii) the average incentive compensation award over the three years prior to termination. The change in control severance benefits for Tier III executives (other key executives) consist of a payment equal to 100% of the executive's salary and 100% of the greater of (i) the annualized incentive compensation to which the executive would be entitled as of the date on which the change of control occurs or (ii) the average incentive compensation award over the three years prior to termination. If the participating executive's termination occurs during the Protection Period, the severance and retention agreement also provides for the continuance of certain other benefits, including reimbursement for forfeitures under qualified plans and continued health, disability, accident and dental insurance coverage for the lesser of 18 months (or 12 months in the case of Tier III executives) from the date of termination or the date on which the executive receives such benefits from a subsequent employer. We no longer use the form of Tier I severance and retention agreements.

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

If we cannot meet the continued listing requirements of the New York Stock Exchange (the "NYSE"), the NYSE may delist our common stock, which would have an adverse impact on the trading volume, liquidity and market price of our common stock.
On February 18, 2016, we were notified by the NYSE that the average closing price of our common stock had fallen below $1.00 per share over a period of 30 consecutive trading days, which is the minimum average share price required by the NYSE under Section 802.01C of the NYSE Listed Company Manual. The notice has no immediate impact on the listing of our common stock, which will continue to be listed and traded on the NYSE during the six-month period described below, subject to our compliance with other continued listing standards.
We have six months following receipt of the NYSE's notice to regain compliance with the NYSE's minimum share price requirement. We can regain compliance at any time during the six-month cure period if on the last trading day of any calendar month during the cure period our common stock has a closing share price of at least $1.00 and an average closing share price of at least $1.00 over the 30 trading-day period ending on the last trading day of such month. Notwithstanding the foregoing, if we determine that we must cure the price condition by taking an action that will require approval of our stockholders (such as a reverse stock split), we may also regain compliance by: (i) obtaining the requisite stockholder approval at our next annual meeting or at a special meeting of stockholders prior to the end of the six-month cure period, (ii) implementing the action promptly thereafter, and (iii) the price of our common stock promptly exceeding $1.00 per share, and the price remaining above that level for at least the following 30 trading days. However, if at any time our common stock price drops to the point where the NYSE considers the price to be "abnormally low," the NYSE has the discretion to begin delisting proceedings immediately. While there is no formal definition of "abnormally low" in the NYSE rules, the NYSE has recently delisted the common stock of issuers when it trades below $0.16 per share. In addition, the NYSE will promptly initiate suspension and delisting procedures if the NYSE determines that we have an average global market capitalization over a consecutive 30 trading-day period of less than $15.0 million.
A delisting of our common stock from the NYSE could negatively impact us as it would likely reduce the liquidity and market price of our common stock, reduce the number of investors willing to hold or acquire our common stock and negatively impact our ability to access equity markets and obtain financing.
Risks Related to Our Indebtedness
Our leverage and debt service obligations could have a material adverse effect on our financial condition or our ability to fulfill our obligations and make it more difficult for us to fund our operations.

As of December 31, 2015, our total gross indebtedness was $320.3 million. Our indebtedness and debt service obligations could have important negative consequences to us, including:

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

Our business may not, however, generate sufficient cash flow from operations. Future borrowings may not be available to us under our ABL credit facility in an amount sufficient to enable us to pay our indebtedness or to fund other liquidity needs. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell material assets or operations, obtain additional equity capital or refinance all or a portion of our indebtedness. We are unable to predict the timing of such sales or the proceeds, which we could realize from such sales, or whether we would be able to refinance any of our indebtedness on commercially reasonable terms or at all.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The table below sets forth certain information regarding the material owned and leased properties of Accuride as of December 31, 2015. We believe these properties are suitable and adequate for our business.

Facility Overview

Location	Business function	Brands Manufactured	Owned/ Leased	Size (sq. feet)
Evansville, IN	Corporate Headquarters	Corporate	Leased	37,229
London, Ontario, Canada	Heavy- and Medium-duty Steel Wheels, Light Truck Steel Wheels	Accuride	Owned	536,259
Henderson, KY	Heavy- and Medium-duty Steel Wheels, R&D	Accuride	Owned	364,365
Monterrey, Mexico	Heavy- and Medium-duty Steel and Aluminum Wheels, Light Truck Wheels	Accuride	Owned	262,000
Camden, SC	Forging and Machining-Aluminum Wheels	Accuride	Owned	80,000
Erie, PA	Forging and Machining-Aluminum Wheels	Accuride	Leased	421,229
Springfield, OH	Assembly Line and Sequencing	Accuride	Owned	136,036
Whitestown, IN	Subleased to unrelated third party	None	Leased	364,000
Batavia, IL	Distribution Center	None	Leased	170,462
Rockford, IL	Wheel-end Foundry and Machining, Administrative Office	Gunite	Owned	619,000
Brillion, WI	Molding, Finishing, Administrative Office	Brillion	Owned	593,200
Portland, TN	Coating, Truck Steel Wheels	Accuride	Owned	86,000
Ceriano Laghetto, Italy	Heavy- and Medium-duty Steel Wheels, Motorcycle Wheels	Gianetti	Owned	262,000

Our Erie, Pennsylvania property may be purchased for a nominal sum, subject to refinancing of $1.7 million from the local government economic development organization.  There are no plans to purchase this property.

Our former Whitestown, Indiana distribution operations were moved to Batavia, Illinois in the second half 2013 and this facility is currently subleased to an unrelated third party.  Our Portland, Tennessee facility operations were ceased by Imperial Group on August 1, 2013 upon the sale of our Imperial business to a third party, and the facility was leased by the purchaser through October 2014. The Portland facility is now partially used to treat steel wheels as part of our coating process.

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

None.

PART II

Item 5.                          Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

As of February 19, 2016, there were approximately 17 holders of record of our Common Stock, although there are substantially more beneficial owners.

The following table sets forth the high and low sale prices of our Common Stock, which is listed on the New York Stock Exchange, during 2014 and 2015.

	High	Low
Fiscal Year Ended December 31, 2014
First Quarter	$5.05	$3.44
Second Quarter	$5.10	$4.28
Third Quarter	$5.75	$3.75
Fourth Quarter	$5.91	$3.54
Fiscal Year Ended December 31, 2015
First Quarter	$5.47	$4.15
Second Quarter	$5.00	$3.79
Third Quarter	$4.19	$2.32
Fourth Quarter	$3.40	$1.63

On February 26, 2016, the closing price of our Common Stock was $1.07.

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

On April 28, 2011, the Board of Directors of the Company approved restricted stock unit grants to management which vested annually over a four-year period, with 20 percent vesting on each of May 18, 2012, May 18, 2013, and May 18, 2014, and the final 40 percent vesting on May 18, 2015. The RSUs will fully vest upon a change in control of the Company, as defined in the Restricted Stock Unit Agreement.

On February 28, 2012, the Compensation Committee of the Board of Directors approved restricted stock unit and non-qualified stock option grants to certain employees of the Company that were effective as of March 5, 2012. The restricted stock unit awards vested annually over a four-year period, with 20 percent vesting on each of March 5, 2013, March 5, 2014, and March 5, 2015, and the final 40 percent vesting on March 5, 2016. The stock option awards will vest ratably over three years. Both the restricted stock unit and option awards include double trigger change in control vesting provisions, as described in the award agreements.

On March 21, 2013, the Compensation Committee of the Board of Directors approved equity grants to certain employees of the Company. Each grant was split evenly into service-based and performance based-awards.  The service-based restricted stock unit awards will vest annually over a four-year period, with 20 percent vesting on each of March 5, 2014, March 5, 2015, and March 5, 2016, and the final 40 percent vesting on March 5, 2017. The performance-based awards will vest upon meeting the threshold criteria for the performance period, which is January 1, 2013 through December 31, 2015.  The restricted stock unit awards include double trigger change in control vesting provisions, as described in the award agreements.

On February 26, 2014, the Compensation Committee of the Board of Directors approved equity grants to certain employees of the Company. Each grant was evenly split into service-based and performance-based awards. The service-based restricted stock unit awards will vest annually over a four-year period, with 20 percent vesting on each of March 5, 2015, March 5, 2016, and March 5, 2017, and the final 40 percent vesting on March 5, 2018. The performance-based awards will vest upon meeting the threshold criteria for the performance period, which is January 1, 2014 through December 31, 2016. The restricted stock unit awards include double trigger change in control vesting provisions, as described in the award agreements.

On February 26, 2015, the Compensation Committee of the Board of Directors approved equity grants to certain employees of the Company. Each grant was split evenly into service-based and performance-based awards. The service-based restricted stock unit awards will vest annually over a four-year period, with 20 percent vesting on each of March 5, 2016, March 5, 2017, and March 5, 2018, and the final 40 percent vesting on March 5, 2019. The performance-based awards will vest upon meeting the threshold criteria for the performance period, which is January 1, 2015 through December 31, 2017. The restricted stock unit awards include double trigger change in control vesting provisions, as described in the award agreements.

The following table gives information about equity awards as of December 31, 2015:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,579,702	$5.52	—

PERFORMANCE GRAPH

The following graph shows the total stockholder return of an investment of $100 in cash on March 3, 2010, the date public trading commenced in our Common Stock, to December 31, 2015 for (i) our Common Stock, (ii) the S&P 500 Index, and (iii) a peer group of companies we refer to as "Commercial Vehicle Suppliers."  We believe that a peer group of representative independent commercial vehicle suppliers is appropriate for comparing shareowner return. The Commercial Vehicle Suppliers group consists of Meritor, Inc., Commercial Vehicle Group, Inc., Cummins, Inc., Eaton Corporation, and Stoneridge, Inc. All values assume reinvestment of the full amount of all dividends and are calculated through December 31, 2015.

	March 3, 2010	December 31, 2010	December 31, 2011	December 31, 2012	December 31, 2013	December 31, 2014	December 31, 2015
Accuride Corporation	$100.0	$117.6	$52.7	$23.8	$27.6	$32.1	$12.3
S&P 500 Index	$100.0	$112.4	$112.4	$127.5	$165.2	$184.0	$182.7
Commercial Vehicle Suppliers	$100.0	$173.8	$136.3	$169.9	$224.4	$228.1	$158.2

RECENT SALES OF UNREGISTERED SECURITIES

None.

ISSUER PURCHASES OF EQUITY SECURITIES

None.

Item 6.                          Selected Consolidated Financial Data

The following financial data is an integral part of, and should be read in conjunction with the "Consolidated Financial Statements" and notes thereto. Information concerning significant trends in the financial condition and results of operations is contained in "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations."   Certain operating results from prior periods have been reclassified to discontinued operations to reflect the sale of certain businesses.

Selected Historical Operations Data (In thousands, except per share data)

		Year Ended December 31,
(In thousands except per share data)	2015	2014	2013	2012	2011
Operating Data:
Net sales	$685,574	$705,178	$642,883	$794,634	$804,537
Gross profit (a)	79,705	73,478	43,956	51,001	77,610
Operating expenses(b)	45,871	40,840	45,188	56,499	56,883
Goodwill and other intangible asset impairment expenses(c)	4,414	—	—	99,606	—
Property, Plant and Equipment Impairment Expense	—	—	—	34,126	—
Income (loss) from continuing operations	29,420	32,638	(1,232)	(139,230)	20,727
Operating income (loss) margin(d)	4.3%	4.6%	0.2%	(17.5)%	2.6%
Interest expense, net	(33,376)	(33,713)	(35,027)	(34,938)	(34,097)
Other income (expense), net(e)	(4,143)	(3,506)	(320)	(864)	3,627
Income tax (expense) benefit	138	2,527	10,244	1,657	(7,761)
Discontinued operations, net of tax	(103)	(253)	(11,978)	(4,632)	473
Net income (loss)	(8,064)	(2,307)	(38,313)	(178,007)	(17,031)

Other Data (2):
Net cash provided by (used in):
Operating activities	$42,737	$32,515	$(1,926)	$28,728	$(1,537)
Investing activities	(24,553)	(25,011)	8,089	(58,194)	(40,014)
Financing activities	(18,198)	(11,157)	512	(698)	20,000
Adjusted EBITDA(f)	81,934	77,994	46,037	62,788	86,085
Depreciation, amortization, and impairment(g)	47,206	41,873	44,329	192,847	51,278
Capital expenditures	22,449	25,645	38,855	59,194	58,371
Ratio: Earnings to Fixed Charges(h)	0.74	0.86	(0.4)	(4.01)	0.71
Deficiency(h)	—	—	36,579	175,032	9,743

Balance Sheet Data (end of period):
Cash and cash equivalents	$29,759	$29,773	$33,426	26,751	$56,915
Working capital(i)	273	23,036	25,843	29,202	54,745
Total assets	606,716	598,422	611,777	677,816	868,862
Total debt	317,637	323,234	330,183	324,133	323,082
Stockholders' equity	70,854	30,803	61,884	64,873	257,383

Earnings (Loss) Per Share Data:(k)
Basic/Diluted – Continuing operations	$(0.16)	$(0.04)	$(0.56)	$(3.66)	$(0.37)
Basic/Diluted – Discontinued operations	—	(0.01)	(0.25)	(0.10)	0.01
Basic/Diluted – Total	$(0.16)	$(0.05)	$(0.81)	$(3.76)	$(0.36)
Weighted average common shares outstanding:
Basic	47,961	47,708	47,548	47,378	47,277
Diluted	47,961	47,708	47,548	47,378	47,277

(a)	Gross profit for 2011 was impacted by $2.0 million of costs related to the consolidation of our Imperial Portland, TN location. Gross profit in 2012 was impacted by $3.0 million of costs related to the facilities consolidation of our Gunite operations, $4.7 million accelerated depreciation for idle equipment at our Wheels reporting segment, and $3.2 million of accelerated depreciation for obsolete equipment at our Brillion reporting segment. Gross profit in 2013 was impacted by $0.9 million in loss on the Camden sale/leaseback transaction.

(b)	Includes $2.0 million, $2.5 million, $2.4 million, 3.1 million, and $2.4 million of stock-based compensation expense during the years ended December 31, 2015, 2014, 2013, 2012, and 2011, respectively.

(c)	In 2012, an impairment of goodwill and other intangible assets and property plant and equipment of $99.7 million and $34.1 million, respectively, was related to our Gunite business unit. In 2015, an impairment of goodwill of $4.4 million was recognized at our Brillion business unit.

(d)	Represents income (loss) from continuing operations as a percentage of sales.

(e)	Consists primarily of realized and unrealized gains and losses related to the changes in foreign currency exchange rates. In 2011, a gain of $4.0 million was recognized related to the valuation of then outstanding Common Stock warrants. The Common Stock warrants expired on February 26, 2012 unexercised.

(f)	We define Adjusted EBITDA as our income or loss before income tax, interest expense, noncontrolling interest, depreciation, impairment and amortization, restructuring, severance, currency losses, and other charges. Adjusted EBITDA has been included because we believe that it is useful for us and our investors as a measure of our performance and our ability to provide cash flows to meet debt service. Adjusted EBITDA should not be considered an alternative to net income (loss) or other traditional indicators of operating performance and cash flows determined in accordance with accounting principles generally accepted in the United States of America ("GAAP"). We present the table of Adjusted EBITDA because covenants in certain of the agreements governing our material indebtedness contain ratios based on this measure that require evaluation on a quarterly basis. Due to the amount of our excess availability (as calculated under the ABL facility), the Company is not currently in a compliance period. Adjusted EBITDA is not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculations. Our reconciliation of net income (loss) to Adjusted EBITDA is as follows:

	Year Ended December 31,
(In thousands)	2015	2014	2013	2012	2011
Net loss	$(8,064)	$(2,307)	$(38,313)	$(178,007)	$(17,031)
Income tax (benefit) expense	(138)	(2,527)	(10,244)	(1,657)	7,408
Interest expense, net	33,376	33,713	35,027	34,938	34,097
Depreciation and amortization	42,792	41,873	44,329	59,115	51,278
Goodwill & other intangible asset impairment	4,414	—	—	99,606	—
Property, plant, and equipment impairment	—	—	—	34,126	—
Noncontrolling minority interest	430	—	—	—	—
Restructuring, severance and other charges1	2,892	1,069	11,550	10,113	4,806
Other items related to our credit agreement2	6,232	6,173	3,688	4,554	5,527
Adjusted EBITDA	$81,934	$77,994	$46,037	$62,788	$86,085

1.	Restructuring, severance and other charges are as follows:

	Year Ended December 31,
(In thousands)	2015	2014	2013	2012	2011
Restructuring, severance, and curtailment charges	$2,892	$1,069	$1,235	$5,071	$2,216
Loss on sale of assets (i)	—	—	9,985	—	—
Other items (ii)	—	—	330	5,042	2,590
Total	$2,892	$1,069	$11,550	$10,113	$4,806

i.	In 2013, we recognized a loss on the sale of assets at our Imperial segment of $11.8 million and a gain of $2.0 million from the receipt of earn-out in connection with the sale of our Fabco subsidiary.

ii.	Other items in 2013 included $0.3 million of fees related to divestiture and acquisition. Other items in 2012 included $4.5 million of fees related to divestiture and acquisition and $0.3 million of fees related to the Company's anti-dumping petition before the U.S. International Trade Commission. Other items in 2011 included $1.3 million of fees related to divestitures and acquisitions.

2.	Items related to our credit agreement refer to other amounts utilized in the calculation of financial covenants in Accuride's senior debt facility. Items related to our credit agreement that are included in this summary are primarily currency gains or losses and non-cash related charges for share-based compensation.

	Year Ended December 31,
(In thousands)	2015	2014	2013	2012	2011
Currency losses	$4,192	$3,717	$418	$1,435	$3,130
Loss on operating lease	—	—	859	—	—
Non-cash share-based compensation	2,040	2,456	2,441	3,119	2,397
Total	$6,232	$6,173	$3,688	$4,554	$5,527

(g)	During 2012 we recognized impairment losses of $133.7 million. During 2015, we recognized impairment losses of $4.4 million.

(h)        The ratio of earnings to fixed charges and deficiency, as defined by SEC rules, is calculated as follows:

	Year Ended December 31,
(In thousands except ratio data)	2015	2014	2013	2012	2011
Net income (loss)	$(8,064)	$(2,307)	$(38,313)	$(178,007)	$(17,031)
Less:
Discontinued operations, net of tax	(103)	(253)	(11,978)	(4,632)	473
Noncontrolling minority interest	430	—	—	—	—
Income tax (expense) benefit	138	2,527	10,244	1,657	(7,761)
Income (loss) before income taxes from continuing operations	(8,529)	(4,581)	(36,579)	(175,032)	(9,743)
"Fixed Charges" (interest expense, net)	33,376	33,713	35,027	34,938	34,097
"Earnings"	$24,847	$29,132	$(1,552)	$(140,094)	$24,354

Ratio: Earnings to Fixed Charges	0.74	0.86	(0.04)	(4.01)	0.71
Deficiency	$—	$—	$36,579	$175,032	$9,743

(i)            Working capital represents current assets less cash and current liabilities, excluding debt.

(j)            Basic and diluted earnings per share data are calculated by dividing net income (loss) by the weighted average basic and diluted shares outstanding.

Item 7.                          Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") describes matters we consider important to understanding the results of our operations for each of the three years in the period ended December 31, 2015, and our capital resources and liquidity as of December 31, 2015 and 2014.

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

General Overview

We believe we are one of the largest manufacturers and suppliers of commercial vehicle components in North America and are one of the leading steel wheel manufacturers in Europe. Our products include commercial vehicle wheels, wheel-end components and assemblies, and ductile and gray iron castings. We market our products under some of the most recognized brand names in the industry, including Accuride, Gunite, Brillion, and Gianetti. We serve the leading OEMs and their related aftermarket channels in most major segments of the commercial vehicle market, including heavy- and medium-duty trucks, commercial trailers, light trucks, buses, as well as specialty and military vehicles.

Our primary product lines are standard equipment used by many North American and European heavy- and medium-duty truck OEMs.

Our diversified customer base includes a large number of the leading commercial vehicle OEMs, such as Daimler Truck North America, LLC ("DTNA"), with its Freightliner and Western Star brand trucks, PACCAR, Inc., with its Peterbilt and Kenworth brand trucks, Navistar, Inc., with its International brand trucks, and Volvo Group North America, with its Volvo and Mack brank trucks, Daimler Trucks Europe, with its Mercedes brand trucks, Volvo Group Europe, with its Volvo and Renault brand trucks, Industrial Vehicle Corporation ("Iveco") with its Iveco brand trucks, and MAN Commercial Vehicles, with its MAN brand trucks. Our primary commercial trailer customers include leading commercial trailer OEMs, such as Great Dane Limited Partnership, Utility Trailer Manufacturing Company, and Wabash National, Inc.  Our major light truck customer is General Motors Corporation. Our product portfolio is supported by strong sales, marketing and design engineering capabilities and is manufactured in nine strategically located, technologically advanced facilities across the United States, Canada, Italy and Mexico.

Key economic factors on our cost structure are raw material costs and production levels. Higher production levels enable us to spread costs that are more fixed in nature over a greater number of commercial vehicle products. We use the commercial vehicle production levels forecasted by our customers and industry experts to help us predict our production levels in our wheel and wheel-end businesses along with other assumptions for aftermarket demand. Raw material costs represent the most significant component of our product cost and are driven by a combination of purchase contracts and spot market purchases as discussed in Item 1. "Raw Materials and Suppliers" and elsewhere in this report.

Business Outlook

2014 and 2015 global market and economic conditions provided additional support to our Wheels business unit, in terms of overall heavy and medium-duty truck/commercial trailer builds. Gunite, which is more aftermarket driven, has improved its share position due to continued improvement in quality/on-time delivery associated with the products it provides to the aftermarket. It is due to this improvement that we are now poised to grow the OE portion of our hub/drum business heading into 2016 and beyond. Slower economic growth in the U.S., Europe, and other international markets and economies in 2016 coupled with relative flatness in business and consumer spending may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our customers.

The heavy- and medium-duty truck and commercial trailer markets, the related aftermarket, and the global industrial, construction, and mining, markets are the primary drivers of our sales. The commercial vehicle manufacturing and replacement part markets are, in turn, directly influenced by conditions in the North American and European truck industry and generally by conditions in other industries, which indirectly impact the truck industry, such as the home-building industry, and by overall economic growth and consumer spending.  The global industrial, construction, and mining markets are driven by more macro- and global economic conditions, such as coal, oil and gas exploration, demand for mined products that are converted into industrial raw materials such as steel, iron and copper, and global construction trends.

Industry forecasts predict marginal decline in North American Class 5-8 commercial vehicle builds in 2016 compared to 2015 as the industry begins to plateau on heavy-duty truck builds. North American medium-duty truck builds are expected to hold steady in 2016 compared to 2015.  With regards to North American trailer production, industry experts expect year-over-year sales to marginally decline in 2016.

Compared to 2015, industry forecasts for 2016 predict modest increase in the European Heavy- and Medium-Duty commercial vehicle builds and for European trailer builds.

With our core aftermarket business, industry experts predict year-over-year sales that show flat to marginal growth.  Our Brillion castings business, driven more by global industrial, construction, and mining markets, expects continued softness in its end market through 2016.

The 2016 OEM production forecasts by ACT Publications for the significant North American commercial vehicle markets that we serve, as of February 10, 2016, are as follows:

North American Class 8	250,045
North American Classes 5-7	236,395
U.S. Trailers	298,850

The 2016 OEM production forecasts by LMC Automotive Limited for the significant European commercial vehicle markets that we serve, as of February 10, 2016, are as follows:

European Heavy Trucks (>16t)	434,006
European Medium Trucks (3.5lt-16t)	97,875
Trailers	310,925

Our markets and those of our customers are becoming increasingly competitive as the global and North American economic recoveries begin to moderate.  In the North American and Europe commercial vehicle markets, OEMs are competing to maintain or increase market share in the face of evolving emissions regulations, increasing customer emphasis on light weight and fuel efficient platforms and an economic recovery that is holding new equipment purchases at or near replacement levels.  Shifts in the market share held by each of our OEM customers impact our business to varying degrees depending on whether our products are designated as standard or optional equipment on the various platforms at each OEM.  A number of North American platforms on which our products are standard equipment have lost market share, which has impacted our business.   Approximately 65 percent of our wheel business is tied to the OEM markets, the remaining 35 percent is tied to the aftermarket.  We are also continuing to see the impacts of low cost country sourced products in our markets, which has particularly impacted the North American aftermarket for steel wheels and brake drums.  Approximately 80 percent of our Gunite business is tied to the North American Aftermarket, with the remaining 20 percent tied to the North American Class 8 truck segment.  Further, broader economic weaknesses in industrial manufacturing had a significant impact on our Brillion business through reduced customer orders beginning in the second quarter of 2015.  We expect this weakness and lower demand in Brillion's end markets to continue in 2016.

In response to these conditions, we are working to increase our market share and to control costs while positioning our businesses to compete at current demand levels and still maintain capacity to meet the recoveries in our markets as they occur, which history has shown can be swift and steep.  For example, we have implemented lean manufacturing practices across our facilities, which have resulted in reduced working capital levels that free up cash for other priorities.  We have also completed most of our previously disclosed North American capital investment projects that have selectively increased our manufacturing capacity on core products, reduced labor and manufacturing costs and improved product quality.  Additionally, we have introduced and will continue to develop and introduce new products and technologies that we believe offer better value to customers.  Further, we have been pursuing new business opportunities at OEM customers and working to increase our market share at OEMs by developing our relationships with large fleets in order to "pull through" our products when they order new equipment.

The "Fix" portion of the Accuride "Fix and Grow" strategy is largely complete with respect to our North American operations, though we continue to look for opportunities to improve those operations.  We have increased our aluminum wheel capacity, consolidated machining assets from our Elkhart, Indiana and Brillion, Wisconsin facilities to our Gunite Rockford, Illinois facility, and added machining assets to our Gunite facility in Rockford, Illinois.  These initiatives, in combination with our lean manufacturing efforts, have reduced our overall operational costs in North American so that Accuride has greater flexibility to adjust with fluctuations in customer volume in the future.  In addition, we are actively working to improve operations at Gianetti to make it more competitive and to grow its share in the European steel wheel Market.  Note, however, that we cannot accurately predict commercial vehicle or broader economic cycles, and any deterioration of the current economic recovery may lead to further reduced spending and deterioration in the markets we serve.

We continue to monitor competition from products manufactured in low cost countries and will take steps to combat unfair trade practices, such as filing anti-dumping petitions with the United States government, as warranted. For example, on March 30, 2011, we, along with one other United States domestic commercial vehicle steel wheel supplier, filed antidumping and countervailing duty petitions with the United States International Trade Commission and the United States Department of Commerce alleging that manufacturers of certain steel wheels in China are dumping their products in the United States and that these manufacturers have been subsidized by their government in violation of United States trade laws.  In May 2011, the International Trade Commission issued a preliminary determination that there was a reasonable indication that the U.S. steel wheel industry is materially injured or threatened with material injury by reason of imports from China of certain steel wheels, and began the final phase of its investigation.  In August 2011, the U.S. Department of Commerce issued a preliminary determination of countervailing duties on steel wheels imported from China ranging from 26.2 percent to 46.6 percent ad valorem, and in October 2011, the U.S. Department of Commerce issued a preliminary determination of antidumping duty margins ranging from 110.6 percent to 243.9 percent ad valorem.  On March 19, 2012, the Department of Commerce made final determinations of dumping and subsidy margins, which cumulatively were approximately 70 percent to 228 percent ad valorem.  However, on April 17, 2012, the International Trade Commission determined that the domestic industry had not been injured and was not then threatened with injury from subject imports, and consequently withdrew all import duties on the subject imports.  Subsequent to the International Trade Commission's decision, we have seen a resurgence of steel wheel imports from China in the aftermarkets we serve, creating a challenging competitive environment for the foreseeable future.  We will continue to evaluate the trade practices related to these and other imports impacting our markets as well as the merits of filing a new petition with the United States International Trade Commission.

In addition to improving our operations, we have taken steps to improve our liquidity to ensure access to the funds required to finance our business throughout the cycle and to focus our efforts on our core markets.  On July 11, 2013, we entered into a senior secured asset-based lending facility (the "ABL Facility") and used borrowing under that facility and cash on hand to repay all amounts outstanding under the previous ABL Facility, and to pay related fees and expenses.  For additional information on our ABL Facility, see "Capital Resources and Liquidity-Bank Borrowing.  Further, on August 1, 2013, the Company announced that it completed the sale of substantially all of the assets of its non-core Imperial Group("IG") business to Imperial Group Manufacturing, Inc., a new company formed and capitalized by Wynnchurch Capital for total cash consideration of $30.0 million at closing, plus a contingent earn-out totaling up to $2.25 million.  Pursuant to the provisions of the purchase agreement, subject to certain limited exceptions, the purchaser purchased from us all equipment, inventories, accounts receivable, deposits, prepaid expenses, intellectual property, contracts, real property interests, transferable permits and other intangibles related to the business and assumed IG's trade and vendor accounts payable and performance obligations under those contracts included in the purchased assets. The real property interests acquired by the purchaser include ownership of three plants located in Decatur, Texas, Dublin, Virginia and Chehalis, Washington and a leasehold interest in a plant located in Denton, Texas. the Company retained ownership of a plant property located in Portland, Tennessee and recorded a $2.5 million impairment charge related to that facility. The Company leased the Portland, Tennessee facility to the purchaser from the closing date of the transaction through October 31, 2014.

Results of Operations

Certain operating results from prior periods have been reclassified to discontinued operations to conform to the current year presentation.

Comparison of Fiscal Years 2015 and 2014

	Year Ended December 31,
(In thousands)	2015	2014
Net sales	$685,574	$705,178
Cost of goods sold	605,869	631,700
Gross profit	79,705	73,478
Operating expenses	45,871	40,840
Goodwill impairment expense	4,414	—
Income (loss) from operations	29,420	32,638
Interest (expense), net	(33,376)	(33,713)
Other income, net	(4,143)	(3,506)
Income tax provision (benefit)	(138)	(2,527)
Loss from continuing operations	(7,961)	(2,054)
Discontinued operations, net of tax	(103)	(253)
Net loss	(8,064)	(2,307)
Net loss attributable to noncontrolling interest	(430)	—
Net loss attributable to stockholders	(7,634)	(2,307)

Net Sales

	Year Ended December 31,
(In thousands)	2015	2014
Wheels	$422,905	$402,146
Gunite	167,783	171,263
Brillion	94,886	131,769
Total	$685,574	$705,178

Our net sales for 2015 of $685.6 million were $19.6 million, or 2.8 percent, less than our net sales for 2014 of $705.2 million.  Two components make up the year over year difference of $19.6 million. First, Volume - Net sales decreased by approximately $1.4 million primarily due to $34.7 million lower volume demand at our Brillion unit stemming from continued low demand in the industrial, agricultural, and oil and gas end markets that it serves.  This decrease in volume at Brillion was partially offset by a $26.8 million increase in volume demand at our Wheels and Gunite units and $6.5 million of sales at our Gianetti unit. Second, Pricing -  Net sales were additionally impacted by $18.2 million in decreased pricing, which primarily represented a pass-through of decreased raw material and commodity costs based on the material mechanisms we have with most of our large customers.

Net sales for our Wheels segment increased by $20.8 million, or 5.2 percent, during 2015 primarily due to $27.7 million in increased combined volume for the three major OEM segments (see OEM production builds in the table below), offset by a reduction of $6.9 million in pricing mostly related to raw material and commodity costs. Net sales for our Gunite segment decreased by $3.5 million, or 2.0 percent, consisting of an increase of $5.6 million due to increased volume, offset by $9.0 million in decreased pricing related to decreased raw material pricing. Our Gunite products have a higher concentration of aftermarket demand due to its brake drum products, which are replaced more frequently than our other products. Our Brillion segment's net sales decreased by $36.9 million, or 28.0 percent during 2015 due to significant reductions in demand in the industrial, agricultural, and oil and gas end markets that it serves. Brillion's end markets have been substantially impacted by low commodity prices.

North American commercial vehicle industry production builds per ACT (see Item 1) were, as follows:

	For the year ended December 31,
	2015	2014
Class 8	323,282	297,097
Classes 5-7	237,100	225,681
Trailer	307,673	270,757

European commercial vehicle industry production builds per LMC (see Item 1) were, as follows:

	For the year ended December 31,
	2015	2014
European Heavy Trucks (>16t)	428,642	393,512
European Medium Trucks (3.5lt-16t)	96,169	95,038
Trailer	284,052	265,129

While we serve the commercial vehicle aftermarket segment, there is no industry data to compare our aftermarket sales to industry demand from period to period.  However, we do expect to continue to experience increased competition from low-cost country sourced products that compete with products produced by our Wheels and Gunite operating segments.  Approximately 65 percent of our Wheels business is tied to the OEM markets, with the remaining 35 percent tied to the aftermarket.  We are also continuing to see the impact of low cost country sourced products in our markets, which has particularly impacted the North American aftermarket for steel wheels and brake drums. Approximately 80 percent of our Gunite business is tied to the North American Aftermarket, with the remaining 20 percent tied to the North American Class 8 truck segment.  Further, broader economic weakness in industrial manufacturing impacted our Brillion business through reduced customer orders during the second half of 2015. We expect this weakness and lower demand in Brillion's end markets to subside with the slightly increased demand in the second half 2016 to early 2017.

Cost of Goods Sold

The table below represents the significant components of our cost of goods sold:

	Year Ended December 31,
(In thousands)	2015	2014
Raw materials	$300,119	$315,770
Depreciation	34,465	33,669
Labor and other overhead	271,285	282,261
Total	$605,869	$631,700

Raw material costs decreased by $15.7 million, or 5.0 percent, during the year ended December 31, 2015 due to decreased pricing of approximately $21.6 million, or 6.8 percent, and offset by increased sales volume of approximately $5.9 million, or 1.9 percent. The price increases were primarily related to steel and aluminum material mechanisms with customers, which represent nearly all of our material costs.

Depreciation increased by $0.8 million, or 2.4 percent during the year ended December 31, 2015 due to the age of the fixed assets in relation to the amount of new capital spending.

Labor decreased 3.9 percent primarily due to decreased production at our Brillion and by cost reduction initiatives.

Operating Expenses

	Year Ended December 31,
(In thousands)	2015	2014
Selling, general, and administration	$30,187	$27,094
Research and development	7,398	5,584
Depreciation and amortization	12,700	8,162
Total	$50,285	$40,840

Selling, general, and administrative costs increased by $3.1 million or 11.4 percent in 2015 compared to 2014 due to additional expenses related to executing our planned growth strategy. Not included in the table above were impairment charges for the Brillion reporting segment for the year ended December 31, 2015 of $4.4 million related to goodwill.

Research and development increased 32.5 percent related to product development to enhance our products in regard to light-weighting and corrosion-resistance.

Operating Income (Loss)

	Year Ended December 31,
(In thousands)	2015	2014
Wheels	$54,833	$41,823
Gunite	19,895	16,710
Brillion	(11,643)	4,523
Corporate/Other	(33,665)	(30,418)
Total	$29,420	$32,638

Operating income for the Wheels segment was 13.0 percent of its net sales for the year ended December 31, 2015 compared to 10.4 percent for the year ended December 31, 2014. The increase in operating income was primarily a result of stronger commercial vehicle industry conditions in 2015 coupled with reduced material costs.

Operating income for the Gunite segment was 11.9 percent of its net sales for the year ended December 31, 2015 compared to 9.8 percent of its net sales for the year ended December 31, 2014. The increase in operating income was primarily due to the continued progress of lean manufacturing principles within the business coupled with reduced material costs.

Operating loss for the Brillion segment was 12.3 percent of its net sales for the year ended December 31, 2015 compared to operating income 3.4 percent of its net sales for the year ended December 31, 2014. This decrease was driven primarily by weakness in the end markets Brillion serves and the $4.4 million impairment of goodwill.

The operating loss for the Corporate segment was $33.7 million, or 4.9 percent of sales from continuing operations, for the year ended December 31, 2015 compared to $30.4 million, or 4.3 percent of sales from continuing operations, for the year ended December 31, 2014.  The increase in overall spending was primarily related additional expenses incurred in connection with our growth strategy.

Impairment

During 2015, the Brillion reporting unit experienced declining sales due to the overall market conditions of the industries it serves. Based on Brillion's 2015 financial performance and its end market customer projections as of yearend, management determined that a triggering event had occurred and performed an additional step one goodwill impairment analysis as of December 31, 2015. The Wheels reporting unit passed and the Brillion reporting unit failed the step one test. Brillion's failure of the step one test indicated that goodwill was impaired and a step two analysis was performed to determine the amount of the impairment. Management completed the step two analysis, resulting in the Company recognizing goodwill impairment charges of $4.4 million (the entire carrying amount of goodwill at Brillion) in the statement of operations and comprehensive loss for the year ended December 31, 2015.  Based on the impairment test for December 31, 2014, no goodwill impairment was recognized.

The Wheels reporting unit, which has $96.3 million of goodwill recorded as of December 31, 2015, passed the step one test at both the annual measurement testing date, November 30, 2015, and the December 31, 2015 testing date. As of December 31, 2015, the Wheels reporting unit fair value was estimated to be four percent (4%) in excess of its carrying value.  The valuation for the Wheels reporting unit is significantly driven by projected builds for Class 5-8 and Trailers for the North American commercial vehicle industry. A sustained, long-term decline in projected builds for these trucks and trailers could have a significant impact on the Wheels reporting unit's ability to pass the step one test in future periods.  Considering the cyclical nature of the North American commercial vehicle industry and our other end-markets, along with other economic trends, the Company will continue to closely monitor the performance of the Wheels reporting unit for indication of potential impairment.

Interest Expense

Net interest expense decreased by $0.3 million to $33.4 million for the year ended December 31, 2015 from $33.7 million for the year ended December 31, 2014, due to having less debt outstanding during 2015 compared to 2014.

Income Tax Provision

Our effective tax rate for 2015 and 2014 was (1.8) percent and (55.1) percent, respectively. Our tax rate is affected by recurring items, such as change in valuation allowance, tax rates in foreign jurisdictions and the relative amount of income we earn in jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year.

For the current year, we have established a valuation allowance against current year losses. In instances where a valuation allowance is established against current year losses, income from other sources, including unrealized gains from pension and post-retirement benefits recorded as a component of OCI, is considered when determining whether sufficient future taxable income exists to realize the deferred tax assets. As a result, for the year ended December 31, 2015, we recognized a tax expense of $2.0 million in OCI related to the unrealized gains on pension and post-retirement benefits, and recognized a corresponding tax benefit of $2.0 million in our results continuing operations.

Comparison of Fiscal Years 2014 and 2013

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

While we serve the commercial vehicle aftermarket segment, there is no industry data to compare our aftermarket sales to industry demand from period to period.  However, we do expect to continue to experience increased competition from low-cost country sourced products that compete with products produced by our Wheels and Gunite operating segments. Approximately 65 percent of our Wheels business is tied to the OEM markets, with the remaining 35 percent tied to the aftermarket. We are also continuing to see the impact of low cost country sourced products in our markets, which has particularly impacted the aftermarket for steel wheels and brake drums. Approximately 75 percent of our Gunite business is tied to the North American Aftermarket, with the remaining 25 percent tied to the North American Class 8 segment. Further, broader economic weakness in industrial manufacturing impacted our Brillion business through reduced customer orders during the first half of 2014. We expect this weakness and lower demand in Brillion's end markets to subside with the slightly increased demand in 2015.

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

Labor and overhead increased 2.5% due to increased production partially offset by cost reduction initiatives.

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

Changes in Financial Condition

At December 31, 2015, we had total assets of $606.7 million, as compared to $598.4 million at December 31, 2014. The $8.4 million, or 1.4 percent, increase in total assets primarily resulted from the purchase of the Gianetti business, offset by the impairment of goodwill at our Brillion business unit.

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

The following table summarizes the major components of our working capital as of the periods listed below:

(In thousands)	December 31, 2015	December 31, 2014
Accounts receivable	$65,980	$63,570
Inventories	47,792	43,065
Deferred income taxes (current)	—	2,687
Other current assets	8,399	10,785
Accounts payable	(71,782)	(56,452)
Accrued payroll and compensation	(9,232)	(10,620)
Accrued interest payable	(12,521)	(12,428)
Accrued workers compensation	(3,133)	(3,137)
Short term debt obligations	(10,286)	—
Other current liabilities	(14,944)	(14,434)
Working Capital	$273	$23,036

Significant changes in working capital included:

●	an increase in accounts receivable of $2.4 million related primarily to the acquisition of Gianetti;
●	an increase in inventory of $4.7 million related primarily to the acquisition of Gianetti;
●	a decrease in other current assets of $2.4 due primarily to deposits that are now classified as long-term assets;
●	an increase in accounts payable of $15.3 million related to increased capital spending during December 2015 and the acquisition of Gianetti; and
●	an increase in short term debt obligations of $10.3 million related to the acquisition of Gianetti.

Capital Resources and Liquidity

Our primary sources of liquidity during the year ended December 31, 2015 were cash reserves and our ABL facility. We believe that cash from operations, existing cash reserves, and our ABL facility will provide adequate funds for our working capital needs, planned capital expenditures and cash interest payments through 2015 and the foreseeable future.

As of December 31, 2015, we had $29.8 million of cash plus $46.8 million in availability under our ABL credit facility for total liquidity of $76.6 million.

No provision has been made for U.S. income taxes related to undistributed earnings of our Canadian foreign subsidiary that we intend to permanently reinvest in order to finance capital improvements and/or expand operations either through the expansion of the current operations or the purchase of new operations. At December 31, 2015, Accuride Canada had $24.2 million of cumulative retained earnings. The Company generally expects to distribute earnings from the Mexican and Italian subsidiaries annually, however, for 2014 and 2015, neither subsidiary has undistributed earnings. Therefore, no deferred tax liability has been recorded for undistributed earnings and profits.

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

Operating Activities

Net cash provided by operating activities for the year ended December 31, 2015 was $42.7 million compared to net cash provided by operating activities for the year ended December 31, 2014 of $32.5 million. The most significant factor underlying this improvement is the increase in operating income, which is a result of increased demand from the markets that we serve and our focus on reducing costs through performance-based projects. Additionally, we have maintained our significant improvement of working capital management from 2014, which is a result of our better operational performance as discussed above.

Investing Activities

Net cash used in investing activities was $24.6 million for the year ended December 31, 2015 compared to cash used in investing activities of $25.0 million for the year ended December 31, 2014. Our most significant cash outlays for investing activities are the purchases of property, plant, and equipment.

Financing Activities

Net cash used in financing activities for the year ended December 31, 2015 totaled $18.2 million related to primarily to a net decrease in amounts drawn under our ABL credit facility.  Net cash used in financing activities for the year ended December 31, 2014 was $11.2 million.

Bank Borrowing and Senior Notes

The ABL Facility

On July 11, 2013, we entered into the ABL Facility and used $45.3 million of borrowings under the ABL Facility and cash on hand to repay all amounts outstanding under the previous ABL Facility and to pay related fees and expenses.  The previous ABL Facility was terminated as of July 11, 2013.

The ABL Facility is a senior secured asset based credit facility in an aggregate principal amount of up to $100.0 million, consisting of a $90.0 revolving credit facility and a $10.0 million first-in last-out term facility, with the right, subject to certain conditions, to increase the availability under the facility by up to $50.0 million in the aggregate. The ABL Facility currently matures on the earlier of (i) July 11, 2018 and (ii) 90 days prior to the maturity date of the Company's 9.5% first priority senior security notes due August 1, 2018, which may be extended further under certain circumstances pursuant to the terms of the ABL Facility.  See Note 7 to the "Notes to Consolidated Financial Statements" included herein.

The ABL Facility provides for loans and letters of credit in an amount up to the aggregate availability under the facility, subject to meeting certain borrowing base conditions, with sub-limits of up to $10.0 million for swingline loans and $20.0 million for letters of credit.  Borrowings under the ABL Facility bear interest through maturity at a variable rate based upon, at our option, either LIBOR or the base rate (which is the greatest of one-half of 1.00% in excess of the federal funds rate, 1.00% in excess of the one-month LIBOR rate and the Agent's prime rate), plus, in each case, an applicable margin.  The applicable margin for loans under the first-in last-out term facility that are (i) LIBOR loans ranges, based on the average excess availability, from 2.75% to 3.25% per annum and (ii) base rate loans ranges, based on our average excess availability, from 1.00% to 1.50%.  The applicable margin for other advances under the ABL Facility that are (i) LIBOR loans ranges, based on our average excess availability, from 1.75% to 2.25% and (ii) base rate loans ranges, based on our average excess availability, from 0.00% to 0.50%.

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

Italy Bank Credit Lines

As of November 3, 2015, the Gianetti business unit utilized bank credit lines totaling a combined limit of €6.6 million ($7.19 million). As of December 31, 2015, the combined amount borrowed under these credit lines was €5.54 million ($6.04 million).  These credit lines provide liquidity to Gianetti for supplier payments, payroll, taxes and other disbursements.  Accounts receivable receipts from customers are also deposited to these credit lines to reduce the outstanding balance.  The average interest rate for all credit lines, determined per calculations as set forth in the bank agreements, equals 3.76%.  Interest is paid monthly.  Of the €6.6 million ($7.19 million) in total credit lines, €5.25 million ($5.72 million) is secured by a letter of credit of Accuride Corporation.  The remaining € 1.35 million ($ 1.47 million USD) is unsecured.  Credit lines are classified as short term due to the agreements allowing for termination with notice by either party.

Restrictive Debt Covenants

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

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. From time to time we may enter into operating leases, letters of credit, accounts receivable factoring or take-or-pay obligations related to the purchase of raw materials that would not be reflected in our balance sheet.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations as of December 31, 2015 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods:

	Payments due by period
(In millions)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt(a)	$310.0	$—	$310.0	$—	$—
Interest on long-term debt(b)	88.5	29.5	59.0	—	—
Interest on variable rate debt(c)	—	—	—	—	—
Short-term debt(d)	6.0	6.0	—	—	—
Capital leases	9.5	2.8	5.5	1.2	—
Operating leases	13.0	3.4	4.5	3.4	1.7
Purchase commitments(e)	16.0	12.4	2.4	1.2	—
Other long-term liabilities(f)	162.4	15.8	31.9	32.4	82.3
Total obligations(g)	$605.4	$69.9	$413.3	$38.2	$84.0

(a)	Amounts represent face value of debt instruments due, comprised of $310.0 million aggregate principal amount of senior secured notes.

(b)	Interest expense for our senior secured notes, computed at 9.5% per annum.

(c)	Interest expense for our ABL facility initially bears interest at an annual rate subject to changes based on our average excess availability as defined in the ABL facility, equal to, at our option, either LIBOR plus 3.00% or Base Rate plus 1.25%, for loans under the first-in, last-out facility and either LIBOR plus 2.00% or Base Rate plus 0.25%.

(d)	Amount represents face value of debt instruments due comprised of $6.0 million aggregate principal amounts of the Italian bank credit lines for Gianetti.

(e)	The unconditional purchase commitments are principally take-or-pay obligations related to the purchase of certain materials, including natural gas, consistent with customary industry practice.

(f)	Consists primarily of estimated post-retirement and pension contributions for 2016 and estimated future post-retirement and pension benefit payments for the years 2017 through 2024. Amounts for 2025 and thereafter are unknown at this time.

(g)	Since it is not possible to determine in which future period it might be paid, excluded above is the $6.7 million uncertain tax liability recorded in accordance with ASC 740-10, Income Taxes.

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

For 2015 and 2014, we evaluated long-lived assets for potential impairment indicators and concluded there were none.

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

In performing the annual impairment test for goodwill, the Company utilizes the two-step approach.  The first step under this guidance requires a comparison of the carrying value of the reporting units to the fair value of these reporting units.  Only the Wheels and Brillion reporting units have goodwill, therefore; the test only applies to those reporting units. The Company uses a blend of the income and market value approaches to determine the fair value of each reporting unit.  The income approach calculates fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting these after-tax cash flows to a present value using a risk-adjusted discount rate.  The market approach uses financial measures from guideline companies to apply the Company's reporting units' revenue and earnings. In addition, we compare the aggregate fair value of the reporting units to the market capitalization of the Company. If the selected fair value of the reporting unit exceeds the carrying value of the net assets including goodwill assigned to that unit, goodwill is not impaired. If the carrying value of a reporting unit exceeds its fair value, the Company performs the second step of the goodwill impairment test to measure the amount of impairment loss, if any.  The second step of the goodwill impairment test compares the implied fair value of a reporting unit's goodwill to its carrying value. As of November 30, 2015, all of our reporting units passed the first step of the test.

During 2015, the Brillion reporting unit experienced declining sales due to the overall market conditions of the industries it serves.  Based on Brillion's 2015 financial performance and its end market customer projections as of yearend, management determined that a triggering event had occurred and performed an additional step one goodwill impairment analysis as of December 31, 2015. The Company estimated the fair value of the Brillion reporting unit using the method described above and compared the aggregate fair value of the reporting units to the total market capitalization of the Company.  The Wheels reporting unit passed and the Brillion reporting unit failed the step one test. Brillion's failure of the step one test indicated that goodwill was impaired and a step two analysis was performed to determine the amount of the impairment. Management completed the step two analysis, resulting in the Company recognizing a goodwill impairment charge of $4.4 million (the entire carrying amount of goodwill at Brillion) in the statement of operations and comprehensive income (loss) for the year ended December 31, 2015.  Based on the impairment test for December 31, 2014, no goodwill impairment was recognized.

The Wheels reporting unit, which has $96.3 million of goodwill recorded as of December 31, 2015, passed the step one test at both the annual measurement testing date, November 30, 2015, and the December 31, 2015 testing date. As of December 31, 2015, the Wheels reporting unit fair value was estimated to be 4% in excess of its carrying value.  The valuation for the Wheels reporting unit is significantly driven by projected builds for Class 5-8 and Trailers for the North American commercial vehicle industry. A sustained, long-term decline in projected builds for these trucks and trailers could have a significant impact on the Wheels reporting unit's ability to pass the step one test in future periods.  Considering the cyclical nature of the North American commercial vehicle industry and our other end-markets, along with other economic trends, the Company will continue to closely monitor the performance of the Wheels reporting unit for indication of potential impairment.

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

As a result of the fair value measurements, no trade names, customer relationship or technology impairment was recognized for the years ended December 31, 2015 and 2014.

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

Starting in 2016, the Company is refining the method to estimate the current service cost for pension and other postretirement benefits. Previously, the current service cost was estimated utilizing a single weighted-average discount rate derived from the yield curve used to measure the defined benefit obligation at the beginning of the year. Under the refined method, different discount rates are derived from the same yield curve, reflecting the different timing of benefit payments for past service (the defined benefit obligation) and future service (the current service cost).  Differentiating in this way represents a refinement in the basis of estimation applied in prior periods. This change does not affect the measurement of the total defined benefit obligation recorded on the consolidated statement of financial position as at December 31, 2015 or any other period. The refinement compared to the previous method results in a decrease in the current service cost and interest components with an equal offset to actuarial gains (losses) with no net impact on the total benefit obligation. The refinement does not impact on the 2015 consolidated statement of operations. This change is accounted for prospectively as a change in accounting estimate.

The most significant element in determining our pension income (cost) in accordance with ASC 715-30 is the expected return on plan assets and discount rates. In 2015, we assumed that the expected long-term rate of return on plan assets would be 6.4 percent for our U.S. plans and 4.3 percent for our Canadian plans. The assumed long-term rate of return on assets is applied to a calculated value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over five years. This produces the expected return on plan assets that is included in pension income (cost). The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past asset gains (losses) affects the calculated value of plan assets and, ultimately, future pension income (cost).

The expected return on plan assets is reviewed annually, and if conditions should warrant, will be revised. If we were to lower this rate, future pension cost would increase. For 2016, we currently anticipate keeping our long-term rate of return assumption at 6.4 percent for our U.S. plans and reducing our rate to 4.1 percent for our Canadian plans.

At the end of each year, we determine a full yield curve of spot rates to be used to calculate the present value of each of the plan liabilities. The spot rates are an estimate of the current interest rates at which the pension and other postretirement benefit liabilities could be effectively settled at the end of the year. In estimating these rates, we look to rates of return on high-quality, fixed-income investments that receive one of the two highest ratings given by a recognized ratings agency. A single effective rate is determined for each plan, which produces the same present value of the future cash flows discounted using the spot rates applicable to the timing of projected benefit disbursements. At December 31, 2015, we determined the blended rate across all plans to be 4.21 percent. The net effect of changes in the discount rate curve, as well as the net effect of other changes in actuarial assumptions and experience, has been deferred, in accordance with ASC 715-30.

For the year ended December 31, 2015, we recognized consolidated pretax pension expense of $0.4 million compared to $0.7 million benefit in 2014. We currently expect to contribute $5.3 million to our pension plans during 2016, however, we may elect to adjust the level of contributions based on a number of factors, including performance of pension investments, changes in interest rates, and changes in workforce compensation.

For the year ended December 31, 2015, we recognized consolidated pre-tax post-employment welfare expense cost of $2.9 million compared to $4.3 million in 2014. We expect to contribute $3.1 million during 2016 to our post-employment welfare benefit plans.

Certain of our post-retirement benefit programs were re-measured as of May 31, 2015 and October 1, 2015 to reflect post-65 health benefits transitioning for one of our plans from a self-insured plan to a Medicare Advantage Plan. The transition to the Medicare Advantage plan will provide comparable benefits while taking advantage of certain government subsidies that help manage the continually rising costs of medical and prescription drug coverage. The re-measurement resulted in a liability reduction as of December 31, 2015 of $24.6 million and a corresponding gain in Accumulated Other Comprehensive Income.  This re-measurement takes into account the impact of the anticipated future program cost savings and current interest rate environments.

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

The effects of inflation were not considered material during fiscal years 2015, 2014, or 2013.

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

Foreign Currency Risk

Certain forecasted transactions, assets, and liabilities are exposed to foreign currency risk. We monitor our foreign currency exposures to maximize the overall effectiveness of our foreign currency derivatives. The principal currencies of exposure are the Canadian Dollar, Mexican Peso and Euro. From time to time, we use foreign currency financial instruments, namely foreign currency derivative contracts, to offset the impact of the variability in exchange rates on our operations, cash flows, assets and liabilities. At December 31, 2015, we had $0.3 million in open forward contracts.

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

Raw Material/Commodity Price Risk

We rely upon the supply of certain raw materials and commodities in our production processes, and we have entered into contractual purchase commitments for certain metals and natural gas. A 10% adverse change in pricing (considering 2015 production volume) would cause an increase in expenses of approximately $30.0 million, which would be reduced through the terms of the sales, supply, and procurement contracts that would allow us to pass along some of these expenses, although in some cases on a delayed basis. Additionally, from time to time, we use commodity price swaps and futures contracts to manage the variability in certain commodity prices on our operations and cash flows. At December 31, 2015, we had no open commodity price swaps or futures contracts.

Interest Rate Risk

We use long-term debt as a primary source of capital. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for our long-term fixed-rate debt and other types of long-term debt at December 31, 2015:

(In thousands)	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
Long-term Debt:
Fixed Rate	—	—	$310,000	—	—	—	$310,000	$263,810
Average Rate	—	—	9.5%	—	—	—	9.50%
Short-term Debt:
Variable Rate	$6.0	—	—	—	—	—	$6.0	$6.0
Average Rate	3.8%	—	—	—	—	—	3.8%

Item 8.	Financial Statements and Supplementary Data

Attached, see Item 15.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) of the Exchange Act, our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2015. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2015 to ensure that information required to be disclosed under the Exchange Act is recorded, processed, summarized, and reported, within the time period specified in the SEC rules and forms, and to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this assessment, our management has concluded that, as of December 31, 2015, our internal controls over financial reporting were effective based on that framework.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Deloitte & Touche LLP, the Company's independent registered public accounting firm, issued an audit report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2015, which is included herein.

Changes in Internal Controls Over Financial Reporting. During the fourth quarter of fiscal 2015, there were no changes to our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.                            Directors, Executive Officers, and Corporate Governance

The information required by Item 10 is incorporated by reference to the information set forth in our Proxy Statement in connection to our 2016 Annual Meeting of Shareholders ("2016 Proxy Statement") to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this Form 10-K.

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

Item 11. Executive Compensation

The information required by Item 11 is incorporated by reference to the information set forth in our 2016 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by Item 12 is incorporated by reference to the information set forth in our 2016 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by Item 13 is incorporated by reference to the information set forth in our 2016 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference to the information set forth in our 2016 Proxy Statement.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	The following constitutes a list of Financial Statements and Financial Statement Schedules required to be included in this report:

1. Financial Statements

The following financial statements of the Registrant are filed herewith as part of this report:

Report of Independent Registered Public Accounting Firm.
Consolidated Balance Sheets—As of December 31, 2015 and 2014.
Consolidated Statements of Operations and Comprehensive Income (Loss)— For the years ended December 31, 2015, 2014, and 2013.
Consolidated Statements of Stockholders' Equity — For the years ended December 31, 2015, 2014 and 2013.
Consolidated Statements of Cash Flows—For the years ended December 31, 2015, 2014 and 2013.
Notes to Consolidated Financial Statements—For the years ended December 31, 2015, 2014 and 2013.

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

10.10*	—	Form of Indemnification Agreement between Accuride and its post-petition Directors and Officers. Previously filed as an exhibit to Form 8-K filed on May 5, 2010 and incorporated herein by reference.
10.11*	—	Accuride Corporation Directors' Deferred Compensation Plan, as amended. Previously filed as an exhibit to the Form 10-K filed on March 28, 2011, and incorporated herein by reference.
10.12*	—	Accuride Corporation Second Amended and Restated 2010 Incentive Award Plan. Previously filed as an exhibit to the Form 8-K filed on April 29, 2014, and incorporated herein by reference.
10.13*	—	Amended and Restated Accuride Corporation Incentive Compensation Plan. Previously filed as an exhibit to the Form 8-K filed on April 29, 2014 and incorporated herein by reference.
10.14*	—	Letter agreement, dated January 14, 2011, between Accuride Corporation and Richard F. Dauch. Previously filed as an exhibit to Form 8-K filed on February 1, 2011, and incorporated herein by reference.
10.15*	—	Letter agreement, dated October 26, 2015, between Accuride Corporation and Michael A. Hajost. Previously filed as an exhibit to Form 8-K on November 16, 2015, and incorporated herein by reference.
10.16	—
Agreement of Lease, effective as of January 5, 2009, by and between Accuride Corporation and I-65 Corridor 1, L.L.C. Previously filed as an exhibit to the Form 8-K filed on January 12, 2009, and incorporated herein by reference.

10.17	—
Sublease, entered into as of August 8, 2013, by and between Accuride Corporation and Menlo Logistics, Inc. Previously filed as an exhibit to the Form 8-K filed on August 13, 2013 and incorporated herein by reference.

10.18	—
First Amendment to Sublease, entered into as of May 14, 2015, by and between Accuride Corporation and Menlo Logistics, Inc. Previously filed as an exhibit to the Form 8-K filed on May 15, 2015 and incorporated herein by reference.

10.19	—
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

10.21*	—	Form of Restricted Stock Unit Award Agreement. Previously filed as an exhibit to Form 10-Q filed on May 17, 2010 and incorporated herein by reference.
10.22*	—	Form of Restricted Stock Unit Award Agreement. Previously filed as an exhibit to Form 8-K filed on April 29, 2011 and incorporated herein by reference.
10.23*	—	Form of Restricted Stock Unit Award Agreement (2012 Employee Long Term Incentive Plan). Previously filed as an exhibit to Form 10-K filed on March 15, 2012, and incorporated herein by reference.
10.24*	—	Form of Stock Option Award Agreement (2012 Employee Long Term Incentive Plan). Previously filed as an exhibit to Form 10-K filed on March 15, 2012, and incorporated herein by reference.
10.25*	—	Form of Performance Share Unit Award Agreement (2013). Previously filed as an exhibit to the Form 8-K filed on March 25, 2013 and incorporated herein by reference.
10.26*	—	Form of Restricted Stock Unit Award Agreement (2013). Previously filed as an exhibit to the Form 8-K filed on March 25, 2013 and incorporated herein by reference.
10.27	—
Asset Purchase Agreement among Accuride EMI, LLC, Accuride Corporation, Forgitron Technologies LLC and Kamylon Partners TBG, LLC, dated June 20, 2011. Previously filed as an exhibit to Form 8-K filed on June 21, 2011 and incorporated herein by reference.

10.28	—
Investment agreement by and Between Accuride Corporation, MW Italia S.R.L. and C.L.N.S.P.A., dated November 3, 2015. Previously filed as an exhibit to Form 8-K filed on November 9, 2015 and incorporated herein by reference.

10.29	—
Capital Lease Agreements, dated February 10, 2012, between Accuride Corporation and General Electric Capital Corporation and its affiliates. Previously filed as an exhibit to the Form 8-K filed on February 16, 2012 and incorporated herein by reference.

10.30	—
Modification Agreement dated December 19, 2014 and made effective as of December 1, 2014, by and between Gunite Corporation and GE Capital Commercial, Inc. Previously filed as an Exhibit to the Form 8-K filed on December 23, 2014 and incorporated herein by reference.

10.31	—
Investors Agreement, dated December 9, 2012 by and among Accuride Corporation and the Investors party hereto.  Previously filed as an exhibit to the Form 8-K filed on December 20, 2012 and incorporated herein by reference.

10.32	—
Lease, entered into as of August 8, 2013, by and between Accuride Corporation and Cabot Acquisition, LLC.  Previously filed as an exhibit to the Form 8-K filed on August 13, 2013 and incorporated herein by reference.

10.33	—
Asset Purchase Agreement, dated August 1, 2013, by and among Accuride Corporation, Imperial Group, L.P., and Imperial Group Manufacturing, Inc. Previously filed as an exhibit to Form 8-K filed on August 6, 2013 and incorporated herein by reference.

14.1†	—	Accuride Corporation Code of Conduct-2016.
21.1†	—	Subsidiaries of the Registrant.
23.1†	—	Consent of Independent Registered Public Accounting Firm.
31.1†	—	Section 302 Certification of Richard F. Dauch in connection with the Annual Report on Form 10-K of Accuride Corporation for the fiscal year ended December 31, 2014.
31.2†	—	Section 302 Certification of Gregory A. Risch in connection with the Annual Report on Form 10-K of Accuride Corporation for the fiscal year ended December 31, 2014.
32.1††	—	Section 906 Certification of Richard F. Dauch in connection with the Annual Report on Form 10-K of Accuride Corporation for the fiscal year ended December 31, 2014.
32.2††	—	Section 906 Certification of Gregory A. Risch in connection with the Annual Report on Form 10-K of Accuride Corporation for the fiscal year ended December 31, 2014.
101.INS†	—	XBRL Instance Document
101.SCH†	—	XBRL Taxonomy Extension Schema Document
101.CAL†	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB†	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	—	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF†	—	XBRL Taxonomy Extension Definition Linkbase Document

†	Filed herewith
††	Furnished herewith
*	Management contract or compensatory agreement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 29, 2016

ACCURIDE CORPORATION

By:	/s/ RICHARD F. DAUCH
Richard F. Dauch
President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD F. DAUCH	President and Chief Executive Officer	February 29, 2016
Richard F. Dauch	(Principal Executive Officer)

/s/ MICHAEL A. HAJOST	Senior Vice President and Chief Financial Officer	February 29, 2016
Michael A. Hajost	(Principal Financial and Accounting Officer)

/s/ JOHN W. RISNER	Chairman of the Board of Directors	February 29, 2016
John W. Risner

/s/ ROBIN J. ADAMS	Director	February 29, 2016
Robin J. Adams

/s/ KEITH E. BUSSE	Director	February 29, 2016
Keith E. Busse

/s/ ROBERT E. DAVIS	Director	February 29, 2016
Robert E. Davis

/s/ LEWIS M. KLING	Director	February 29, 2016
Lewis M. Kling

/s/ JAMES R. RULSEH	Director	February 29, 2016
James R. Rulseh

ACCURIDE CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Accuride Corporation and subsidiaries
Evansville, Indiana

We have audited the accompanying consolidated balance sheets of Accuride Corporation and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. We also have audited the Company's internal control over financial reporting as of December 31, 2015, based on Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Accuride Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP
Indianapolis, Indiana
February 29, 2016

ACCURIDE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share data)	December 31, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$29,759	$29,773
Customer receivables, net of allowance for doubtful accounts of $1,285 and $327 in 2015 and 2014, respectively	58,866	56,271
Other receivables	7,114	7,299
Inventories	47,792	43,065
Deferred income taxes	—	2,687
Prepaid expenses and other current assets	8,399	10,785
Total current assets	151,930	149,880
PROPERTY, PLANT AND EQUIPMENT, net	224,762	212,183
OTHER ASSETS:
Goodwill	96,283	100,697
Other intangible assets, net	111,791	117,963
Deferred financing costs, net of accumulated amortization of $6,505 and $5,077 in 2015 and 2014, respectively	4,074	5,012
Deferred income taxes	741	1,289
Pension asset	12,060	9,518
Other	5,075	1,880
TOTAL	$606,716	$598,422
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$71,782	$56,452
Accrued payroll and compensation	9,232	10,620
Accrued interest payable	12,521	12,428
Accrued workers compensation	3,133	3,137
Short-term debt obligations	10,286	—
Accrued and other liabilities	14,944	14,434
Total current liabilities	121,898	97,071
LONG-TERM DEBT	307,351	323,234
DEFERRED INCOME TAXES	13,133	14,837
NON-CURRENT INCOME TAXES PAYABLE	6,676	6,534
OTHER POSTRETIREMENT BENEFIT PLAN LIABILITY	49,734	82,157
PENSION BENEFIT PLAN LIABILITY	26,545	32,348
OTHER LIABILITIES	10,525	11,438
COMMITMENTS AND CONTINGENCIES (Notes 11 and 16)	—	—
STOCKHOLDERS' EQUITY:
Preferred Stock, $0.01 par value; 10,000,000 shares authorized	—	—
Common Stock, $0.01 par value; 80,000,000 shares authorized, 47,953,555 and 47,718,818 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively, and additional paid-in-capital	444,253	442,631
Accumulated other comprehensive loss	(17,425)	(49,638)
Accumulated deficiency	(369,824)	(362,190)
Total stockholders' equity	57,004	30,803
Noncontrolling interest	13,850	—
Total equity	70,854	30,803
TOTAL	$606,716	$598,422

See accompanying notes to consolidated financial statements.

ACCURIDE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(In thousands, except per share data)	2015	2014	2013

NET SALES	$685,574	$705,178	$642,883
COST OF GOODS SOLD	605,869	631,700	598,927
GROSS PROFIT	79,705	73,478	43,956
OPERATING EXPENSES
Selling, general and administrative	45,871	40,840	45,188
Impairment of goodwill	4,414	—	—
INCOME (LOSS) FROM OPERATIONS	29,420	32,638	(1,232)
OTHER EXPENSE:
Interest expense, net	(33,376)	(33,713)	(35,027)
Other loss, net	(4,143)	(3,506)	(320)
LOSS BEFORE INCOME TAXES FROM CONTINUING OPERATIONS	(8,099)	(4,581)	(36,579)
INCOME TAX BENEFIT	(138)	(2,527)	(10,244)
LOSS FROM CONTINUING OPERATIONS	(7,961)	(2,054)	(26,335)
DISCONTINUED OPERATIONS, NET OF TAX	(103)	(253)	(11,978)
NET LOSS	$(8,064)	$(2,307)	$(38,313)
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(430)	—	—
NET LOSS ATTRIBUTABLE TO STOCKHOLDERS	(7,634)	(2,307)	(38,313)
OTHER COMPREHENSIVE INCOME (LOSS):
Defined benefit plans	35,190	(32,217)	49,879
Income tax (expense) benefit related to items of other comprehensive income	(2,902)	1,291	(16,757)
Foreign currency translation adjustment	(75)	—	—
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	32,213	(30,926)	33,122
COMPREHENSIVE INCOME (LOSS)	$24,579	$(33,233)	$(5,191)

Amounts attributable to stockholders:
Loss from continuing operations, net of tax	$(7,531)	$(2,054)	$(26,335)
Discontinued operations, net of tax	(103)	(253)	(11,978)
Net loss attributable to stockholders	$(7,634)	$(2,307)	$(38,313)

Weighted average common shares outstanding—basic	47,961	47,708	47,548
Basic loss attributable to stockholders:
Basic loss per share – continuing operations	$(0.16)	$(0.04)	$(0.56)
Basic loss per share – discontinued operations	—	(0.01)	(0.25)
Basic loss per share	$(0.16)	$(0.05)	$(0.81)
Weighted average common shares outstanding—diluted	47,961	47,708	47,548
Diluted loss attributable to stockholders:
Diluted loss per share – continuing operations	$(0.16)	$(0.04)	$(0.56)
Diluted loss per share – discontinued operations	—	(0.01)	(0.25)
Diluted loss per share	$(0.16)	$(0.05)	$(0.81)

See accompanying notes to consolidated financial statements.

ACCURIDE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)	Common Stock and Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficiency	Noncontrolling Interest	Total Stockholders' Equity
BALANCE at January 1, 2013	$438,277	$(51,834)	$(321,570)	$—	$64,873
Net loss	—	—	(38,313)	—	(38,313)
Share-based compensation expense	2,411	—	—	—	2,411
Tax impact of forfeited vested shares	(209)	—	—	—	(209)
Other comprehensive loss, net of tax	—	33,122	—	—	33,122
BALANCE at January 1, 2014	$440,479	$(18,712)	$(359,883)	$—	$61,884
Net loss	—	—	(2,307)	—	(2,307)
Share-based compensation expense	2,456	—	—	—	2,456
Tax impact of forfeited vested shares	(304)	—	—	—	(304)
Other comprehensive income, net of tax	—	(30,926)	—	—	(30,926)
BALANCE at January 1, 2015	$442,631	$(49,638)	$(362,190)	$—	$30,803
Net loss	—	—	(7,634)	(430)	(8,064)
Recognition of noncontrolling interest-Gianetti acquisition	—	—	—	14,280	14,280
Share-based compensation expense	2,040	—	—	—	2,040
Tax impact of forfeited vested shares	(418)	—	—	—	(418)
Other comprehensive loss, net of tax	—	32,213	—	—	32,213
BALANCE—December 31, 2015	$444,253	$(17,425)	$(369,824)	$13,850	$70,854

See accompanying notes to consolidated financial statements.

ACCURIDE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Year Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,064)	$(2,307)	$(38,313)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property, plant and equipment	34,516	33,735	35,579
Amortization – deferred financing costs and debt discount	2,478	2,479	2,684
Amortization – other intangible assets	8,276	8,138	8,750
Impairment of goodwill	4,414	—	—
Loss related to discontinued operations	—	—	11,985
Gain related to discontinued operations	—	—	(2,000)
Loss on disposal of assets	376	392	680
Provision for deferred income taxes	(1,770)	(2,311)	(13,035)
Non-cash stock-based compensation	2,040	2,456	2,411
Changes in certain assets and liabilities:
Receivables	8,653	(4,120)	(7,402)
Inventories	1,844	(3,736)	11,171
Prepaid expenses and other assets	(257)	(4,053)	(6,639)
Accounts payable	1,521	9,759	6,865
Accrued and other liabilities	(11,290)	(7,917)	(14,662)
Net cash (used in) provided by operating activities	42,737	32,515	(1,926)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(22,449)	(25,645)	(38,855)
Proceeds from sale of discontinued operations	—	—	32,000
Proceeds from sale of assets held for sale	—	1,235	—
Purchase of intangible asset	(2,104)	(671)	—
Proceeds from sale leaseback transactions	—	—	14,944
Proceeds from sale of other assets	—	70	—
Net cash provided by (used in) investing activities	(24,553)	(25,011)	8,089
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in revolving credit advance	32,880	10,000	25,000
Decrease in revolving credit advance	(48,000)	(18,000)	(20,000)
Principal payments on capital leases	(2,589)	(3,157)	(3,155)
Deferred financing fees	(489)	—	(1,333)
Net cash (used in) provided by financing activities	(18,198)	(11,157)	512
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(14)	(3,653)	6,675
CASH AND CASH EQUIVALENTS—Beginning of period	29,773	33,426	26,751
CASH AND CASH EQUIVALENTS—End of period	$29,759	$29,773	$33,426
Supplemental cash flow information:
Cash paid for interest	$30,473	$31,239	$32,011
Cash paid for income taxes	802	1,565	2,219
Non-cash transactions:
Purchases of property, plant and equipment in accounts payable	$6,291	$2,393	$3,227

See accompanying notes to consolidated financial statements.

ACCURIDE CORPORATION
For the years ended December 31, 2015, 2014, and 2013
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands unless otherwise noted, except share and per share data)

Note 1 – Nature of Operations, Basis of Presentation and Summary of Significant Accounting Policies

Nature of Operations – We are engaged primarily in the design, manufacture and distribution of components for trucks, trailers, motorcycles, and certain military and construction vehicles. We sell our products primarily within North America and Europe to original equipment manufacturers and to the aftermarket.

Basis of Presentation and Consolidation - The accompanying consolidated financial statements include the accounts of Accuride Corporation (the "Company") and its wholly owned subsidiaries, including Accuride Canada, Inc. ("Accuride Canada"), Accuride Erie L.P. ("Accuride Erie"), Accuride EMI, LLC ("Accuride Camden"),  Accuride de Mexico, S.A. de C.V. ("AdM"), AOT, Inc. ("AOT"), and Transportation Technologies Industries, Inc. ("TTI"). TTI's subsidiaries include Brillion Iron Works, Inc. ("Brillion") and Gunite Corporation ("Gunite"), and Accuride's majority-owned subsidiary, Gianetti Ruote, S.r.L. ("Gianetti"). All significant intercompany transactions have been eliminated.

Noncontrolling Minority Interest—Noncontrolling interests represent ownership interest in the Company's majority-owned subsidiary, Gianetti, held by third parties.  Noncontrolling minority interest is recognized as a component of equity in the Company's consolidated balance sheets and as net income attributable to noncontrolling interest in the consolidated statements of operations and comprehensive income (loss) and is captured within the summary of changes in equity attributable to controlling and Noncontrolling interest.

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

Accounts Receivable Factoring - Italy- The Company has two arrangements to sell trade receivables through one of its Italian subsidiaries. Under the first arrangement, the Company can sell up to, at any point in time, €5.0 million ($5.4 million) of eligible trade receivables. The receivables under this program are sold at face value and are excluded from the consolidated balance sheet. The Company had utilized €2.4 million ($2.6 million) of this accounts receivable factoring facility as of December 31, 2015.

Under the second arrangement, the Company can factor up to, at any point in time, €4.4 million ($4.4 million) of eligible trade receivables. The receivables under this program are factored at face value and are reflected on the consolidated balance sheet in customer receivables since they do not meet the criteria for off balance sheet classification. The Company had utilized €3.5 million ($3.8 million) of this accounts receivable factoring facility as of December 31, 2015.

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

Deferred Financing Costs – Costs incurred in connection with the ABL Credit Agreement and issuance of our senior secured notes (see Note 7) are deferred and amortized over the life of the related debt using the effective interest method.

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

Goodwill and our indefinite lived intangible assets (trade names) are reviewed for impairment annually or more frequently if impairment indicators exist. Impairment is determined for trade names by comparison of the carrying amount to the fair value, which is determined using an income approach (relief from royalty method). Impairment is determined for goodwill using the two-step approach. The first step is the estimation of fair value of each reporting unit, which is compared to the carrying value. If step one indicates that impairment potentially exists, the second step is performed to measure the amount of impairment, if any. Goodwill impairment exists when the implied fair value of goodwill is less than its carrying value.  See Note 5 for further discussion.

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

Product Warranties – The Company provides product warranties in conjunction with certain product sales.  Generally, sales are accompanied by a 1 to 5 year standard warranty.  These warranties cover factors such as non-conformance to specificiations and defects in material and workmanship.

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

We have concluded that it is more likely than not that we will not realize the benefits of certain deferred tax assets, totaling $98.7 million, for which we have provided a valuation allowance. See Note 9 for a discussion of valuation allowances.

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

Research and Development Costs – Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred and are reported as a component of operating expenses in the consolidated statements of operations and comprehensive income (loss). The amount expensed in the years ended December 31, 2015, 2014 and 2013 totaled $7.4 million, $5.6 million and $5.7 million, respectively.

Foreign Currency – The assets and liabilities of Accuride Canada, AdM and Gianetti that are receivable or payable in cash are converted at current exchange rates, and inventories and other non-monetary assets and liabilities are converted at historical rates. Revenues and expenses are converted at average rates in effect for the period. The functional currencies of Accuride Canada and AdM have been determined to be the U.S. dollar. Accordingly, gains and losses resulting from conversion of such amounts, as well as gains and losses on foreign currency transactions, are included in operating results as "Other loss, net." For the years ended December 31, 2015, 2014, and 2013 we had aggregate net foreign currency losses of $4.3 million, $4.1 million and $0.6 million, respectively. The functional currency of Gianetti has been determined to be the Euro. Accordingly, gains and losses resulting from the conversion of such amounts have been included in Other Comprehensive Income.

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

Derivative Financial Instruments – We periodically use derivative instruments to manage exposure to foreign currency, commodity prices, and interest rate risks. We do not enter into derivative financial instruments for trading or speculative purposes. The derivative instruments used by us include interest rate, foreign exchange, and commodity price instruments. All derivative instruments are recognized on the consolidated balance sheet at their estimated fair value.  At December 31, 2015 and December 31, 2014, the notional amount of open foreign exchange forward contracts for Mexican pesos were $0.3 million and $7.0 million respectively.

Earnings Per Share – Earnings per share attributable to stockholders are calculated as net income (loss) from continuing operations divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share are calculated by dividing net income (loss) from continuing operations attributable to stockholders by the weighted-average number of common shares outstanding plus common stock equivalents outstanding during the year.  Employee stock options outstanding to acquire 142,569 shares, 144,095 shares, and 165,197 shares in 2015, 2014, and 2013, respectively, were not included in the computation of diluted earnings per common share because the effect would be anti-dilutive.

	Years Ended December 31,
(In thousands except per share data)	2015	2014	2013

Numerator:
Net loss from continuing operations	$(7,531)	$(2,054)	$(26,335)
Net loss from discontinued operations	(103)	(253)	(11,978)
Net loss	$(7,634)	$(2,307)	$(38,313)
Denominator:
Weighted average shares outstanding – Basic	47,961	47,708	47,548
Weighted average shares outstanding - Diluted	47,961	47,708	47,548

Basic loss per common share:
From continuing operations	$(0.16)	$(0.04)	$(0.56)
From discontinued operations	—	(0.01)	(0.25)
Basic loss per common share	$(0.16)	$(0.05)	$(0.81)

Diluted loss per common share
From continuing operations	$(0.16)	$(0.04)	$(0.56)
From discontinued operations	-	(0.01)	(0.25)
Diluted loss per common share	$(0.16)	$(0.05)	$(0.81)

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

New Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue From Contracts With Customers.  The amendments in this update create Topic 606, Revenue from Contracts with Customers, and supersede the revenue recognition requirements in Topic 605. The objective of the amendment is to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards ("IFRS"). The amendment is effective for annual reporting periods beginning after December 15, 2016, and interim periods therein. Early adoption is not permitted. On August 12, 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606):  Deferral of the Effective Date".  The amendments in this update defer the effective date of Update 2014-09 for all entities by one year.  The Company is evaluating the effect, if any, on its financial statements.

 On June 19, 2014, the FASB issued ASU 2014-12, Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could Be Achieved after the Requisite Service Period.  This update is intended to resolve the diverse accounting treatment of those awards in practice. The amendment is effective for annual and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. The Company does not expect this amendment to have a material effect on its financial statements.

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

On February 18, 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis.  This update is intended to change the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The amendment is effective for annual and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. The Company does not expect this amendment to have a material effect on its financial statements.

On April 15, 2015, the FASB issued ASU 2015-05, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement.  The amendments in this update provide guidance to customers about whether a cloud computing arrangement includes a software license. The amendment is effective for annual and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. The Company does not expect this amendment to have a material effect on its financial statements.

On April 7, 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. FASB is issuing this update as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative). To simplify presentation of debt issuance costs, the amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. The amendments in this update are effective for annual and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. The Company does not expect this amendment to have a material effect on its financial statements.

On July 22, 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory.  The FASB is using this update as part of its Simplification Initiative. The amendments in this update more closely align the measurement of inventory in GAAP with the measurement of Inventory in IFRS. This amendment is for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendment should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is evaluating the effect, if any, on its financial statements.

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

On September 15, 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.  The amendments in this update amend the reporting of provisional amounts in a business combination for which the accounting is incomplete by the end of the reporting period in which the combination occurs and during the measurement period in which an adjustment to the provisional amounts are recognized.  This amendment is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years.  The Company does not expect this amendment to have a material effect on its financial statements.

On January 5, 2016, the FASB issued ASU 2016-01. Financial Instructions-Overall (Topic 825-10).  The amendments in this update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This amendment is effective for fiscal years beginning after December 31, 2017, including interim periods within those fiscal years. The Company is evaluating the effect, if any, on its financial statements.

On February 25, 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  The amendments in this update will increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This amendment is effective for fiscal years beginning after December 15, 201. Early adoption is permitted. The Company is evaluating the effect, if any, on its financial statements.

Recent Accounting Adoptions

 On May 1, 2015, the FASB issued ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent.  This update is removes the requirements to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendment is effective for annual and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. The Company has early adopted this amendment and has reflected the changes in Note 8.

On November 20, 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.  To simplify the presentation of deferred income taxes, the amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in the consolidated balance sheet. This amendment is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company elected to early adopt this amendment prospectively and has reflected the changes in consolidated balance sheet for December 31, 2015.

Note 2 - Acquisitions

On November 3, 2015, Accuride subscribed to a controlling seventy percent (70%) ownership interest in Gianetti Route, S.r.l., an Italian manufacturer of steel wheels for heavy- and medium-duty commercial vehicles and motorcycles ("Gianetti"), in exchange for a commitment to invest €19.75 million ($21.8 million) in Gianetti. The remaining 30% percent ownership interest in Gianetti was retained by MW Italia S.r.l., a subsidiary of Coils Lamiere Nastri - C.L.N. S.p.A.  Accuride contributed €3.75 million ($4.1 million) to Gianetti after closing and has agreed to invest the remaining commitments no later than as follows:  €5.4 million ($5.9 million) in 2016, €9.1 million ($10.1 million) in 2017, and the remainder in 2018.  Accuride will finance its remaining investment in Gianetti through general working capital and availability under its existing credit agreements.  Gianetti's principle manufacturing and engineering facility is located in Ceriano Laghetto, near Milan, Italy. The Company acquired the controlling interest to gain a footprint in the European market under its "Grow" strategy. The results of operations have been included in the consolidated financial statements since the date of acquisition.

The following summarizes the allocation of the purchase price (in thousands) to the fair value of the assets and liabilities acquired including noncontrolling interest:

Accounts receivable	$11,063
Inventory	6,571
Other current assets	41
Property, plant and equipment	21,124
Accounts payable	(9,911)
Short term debt	(8,406)
Other current liabilities	(3,364)
Severance indemnity	(2,772)
Long-term debt	(66)
Noncontrolling interest	(14,280)
Total consideration	$—

The amounts of Gianetti's revenue and earnings including in Accuride's consolidated income statement from the date of acquisition to December 31, 2015 and the pro forma revenue and losses of the combined entity had the acquisition occurred on January 1, 2014 are as follows:

	Revenue	Net Loss

Reported for the period of ownership	$6,531	$(1,439)

Supplemental pro forma financial information for the years ended:
December 31, 2015	$719,075	$(13,647)
December 31, 2014	$746,825	$(10,605)

Pro forma financial information includes an adjustment for depreciation based on the step up value of property, plant and equipment.

Note 3 – Discontinued Operations

On August 1, 2013, the Company announced that it completed the sale of substantially all of the assets of its Imperial Group ("IG") business to Imperial Group Manufacturing, Inc., a new company formed and capitalized by Wynnchurch Capital for total cash consideration of $30.0 million at closing, plus a contingent earn-out opportunity of up to $2.25 million.  The sale was effective as of July 31, 2013.  The sale resulted in recognition of a $12.0 million loss for the year ended December 31, 2013, which has been classified as discontinued operations.

Pursuant to the provisions of the purchase agreement, subject to certain limited exceptions, the purchaser purchased from IG all equipment, inventories, accounts receivable, deposits, prepaid expenses, intellectual property, contracts, real property interests, transferable permits and other intangibles related to the business and assumed IG's trade and vendor accounts payable and performance obligations under those contracts included in the purchased assets.  The real property interests acquired by the purchaser include ownership of three plants located in Decatur, Texas, Dublin, Virginia and Chehalis, Washington and a leasehold interest in a plant located in Denton, Texas.  IG retained ownership of its real property located in Portland, Tennessee and included a $2.5 million impairment charge for this property in the loss on sale.   The Company leased the Portland, Tennessee facility to the purchaser from the closing date of the transaction through October 31, 2014.  The Portland facility is now partially used to treat steel wheels as part of our coating process.

The following table presents sales and income from operations attributable to Imperial, Fabco, Bostrom Seating and Brillion Farm.

	Year Ended December 31,
(In thousands)	2015	2014	2013

Net sales	$—	$—	$70,965

Loss from operations	(54)	(42)	(1,758)
Other (expense) income	(49)	(211)	1,765
Loss on sale	—	—	(11,985)
Discontinued operations	$(103)	$(253)	$(11,978)

The loss related to the sale of Imperial as of July 31, 2013 was as follows:

(In thousands)

Proceeds from sale	$30,000

Accounts receivable	12,478
Inventories	10,692
Prepaid expenses and other current assets	63
Property plant and equipment	21,868
Accounts payable	(8,672)
Net assets sold	36,429
Impairment of real estate	2,540
Other accrued fees and expenses	3,016

Net loss from sale	$(11,985)

Note 4 – Inventories

Inventories at December 31, 2015 and 2014, on a FIFO basis, were as follows:

(In thousands)	December 31, 2015	December 31, 2014
Raw materials	$9,836	$8,244
Work in process	14,135	14,073
Finished manufactured goods	23,821	20,748
Total inventories	$47,792	$43,065

Note 5 - Goodwill and Other Intangible Assets

Goodwill-The Company performs its annual assessment for impairment of goodwill at November 30 for all reporting units that have goodwill and tests these balances more frequently if indicators are present or changes in circumstances suggest that impairment may exist.  The estimates and assumptions underlying the fair value calculations used in the Company's annual impairment tests are uncertain by their nature and can vary significantly from actual results.  Factors that management must estimate include, but are not limited to, industry and market conditions, sales volume and pricing, raw material costs, capital expenditures, working capital changes, cost of capital, and tax rates.  These factors are especially difficult to predict when U.S. and global financial markets are volatile. The estimates and assumptions used in its impairment tests are consistent with those the Company uses in its internal planning. These estimates and assumptions may change from period to period.  If the Company uses different estimates and assumptions in the future, impairment charges may occur and could be material.

In performing the annual impairment test for goodwill, the Company utilizes the two-step approach.  The first step under this guidance requires a comparison of the carrying value of the reporting units to the fair value of these reporting units in 2015.  Only the Wheels and Brillion reporting units have goodwill, therefore, the test only applies to those reporting units. The Company uses a blend of the income and market valuation approaches to determine the fair value of each reporting unit.  The income approach calculates fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting these after-tax cash flows to a present value using a risk-adjusted discount rate. The discount rate developed is based on an analysis of financial measures from guideline companies.  If the fair value of the reporting unit exceeds the carrying value of the net assets including goodwill assigned to that unit, goodwill is not impaired. If the carrying value of a reporting unit exceeds its fair value, the Company performs the second step of the goodwill impairment test to measure the amount of impairment loss, if any.  The second step of the goodwill impairment test compares the implied fair value of a reporting unit's goodwill to its carrying value.

During 2015, the Brillion reporting unit experienced declining sales due to the overall market conditions of the industries it serves. Based on Brillion's 2015 financial performance and its end market customer projections as of yearend, management determined that a triggering event had occurred and performed an additional step one goodwill impairment analysis as of December 31, 2015. The Wheels reporting unit passed and the Brillion reporting unit failed the step one test. Brillion's failure of the step one test indicated that goodwill was impaired and a step two analysis was performed to determine the amount of the impairment. Management completed the step two analysis, resulting in the Company recognizing a goodwill impairment charge of $4.4 million (the entire carrying amount of goodwill at Brillion) in the statement of operations and comprehensive income (loss) for the year ended December 31, 2015.  In order to calculate the amount of goodwill impairment at Brillion, the Company allocated the estimated fair value of the Brillion reporting unit in step one to its assets and liabilities. As the estimated fair value of the Brillion reporting unit was less than the estimated fair value of its net assets excluding goodwill, the implied fair value of goodwill was determined to be zero. The determination of the estimated fair value of the assets and liabilities at the Brillion reporting unit involves significant judgments and fair value estimates, such as the appraised value of Brillion's land, building, and equipment and the fair value of its customer relationships.   Based on the impairment test for December 31, 2014, no goodwill impairment was recognized.

The Wheels reporting unit, which has $96.3 million of goodwill recorded as of December 31, 2015, passed the step one test at both the annual measurement testing date, November 30, 2015, and the December 31, 2015 testing date. As of December 31, 2015, the Wheels reporting unit fair value was estimated to be 4% in excess of its carrying value.  The valuation for the Wheels reporting unit is significantly driven by projected builds for Class 5-8 and Trailers for the North American commercial vehicle industry.  A sustained, long-term decline in projected builds for these trucks and trailers could have a significant impact on the Wheels reporting unit's ability to pass the step one test in future periods.

Intangible Assets-The Company determines the fair value of other indefinite lived intangible asset, primarily our trade name, using the relief-from-royalty method, an income based approach. The approach calculates fair value by applying a royalty rates to the after tax cash flows attributable to the asset, and then discounting these after tax cash flows to a present value using a risk-adjusted discount rate. The calculated fair value is compared to the carrying value to determine if any impairment exists.  Significant assumptions are used in the valuation of trade names include the selected royalty rate and discount rate.

If events or circumstances change, a determination is made by management to ascertain whether certain definite lived intangibles such as customer relationships and technology have been impaired based on the sum of expected future undiscounted cash flows from operating activities. If the estimated net cash flows are less than the carrying amount of such assets, an impairment loss is recognized in an amount necessary to write down the assets to fair value as determined from expected future discounted cash flows.

For 2014 and 2013, we evaluated definite lived intangible assets for potential impairment indicators and determined there were none. During 2015, we determined that there were indicators of impairment at the Brillion business unit. Management estimated the future undiscounted cash flows of the asset group; which exceeded their carrying value, consequently, no impairment has been recognized.

The gross goodwill is $163.5 million and 163.5 million as of December 31, 2015 and 2014, respectively.   The accumulated impairment is $67.3 million and $62.8 million for the years ended December 31, 2015 and 2014, respectively.  As of December 31, 2014, all of the accumulated impairment related to our Gunite reporting unit.  The following represents the carrying amount of goodwill, on a reportable segment basis:

(In thousands)	Wheels	Brillion Iron Works	Total
Balance as of December 31, 2014	$96,283	$4,414	$100,697
Impairment of goodwill	—	(4,414)	(4,414)
Balance as of December 31, 2015	$96,283	$—	$96,283

The changes in the carrying amount of other intangible assets for the period December 31, 2013 to December 31, 2015 by reportable segment for the Company, are as follows:

(In thousands)	Wheels	Brillion Iron Works	Gunite	Total
Balance as of December 31, 2013	$122,764	$2,666	$—	$125,430
Additions	671	—	—	671
Amortization	(7,970)	(168)	—	(8,138)
Balance as of December 31, 2014	$115,465	$2,498	$—	$117,963
Additions	—	—	2,104	2,104
Amortization	(7,990)	(168)	(118)	(8,276)
Balance as of December 31, 2015	$107,475	$2,330	$1,986	$111,791

On July 2, 2015, the Company entered into, and consummated the acquisition contemplated by, an Asset Purchase Agreement (the "Agreement"), pursuant to which the Company's subsidiary, Gunite Corporation ("Buyer"), acquired certain technologies and patents of Century-3 Plus, L.L.C. ("Seller"), a designer and manufacturer of brake components for the military and commercial vehicles for $2.1 million cash including acquisition costs and $8.0 million in contingent consideration.  The contingent consideration maximum of $8.0 million can be earned based on the achievement of certain technological and commercial milestones, as defined in the Agreement. As this transaction did not qualify as a business acquisition, it has been recorded as $0.1 million in property, plant, and equipment and $2.0 million as intangible assets, primarily technology. This purchase is consistent with the Company's strategy of enhancing and expanding its core wheel-end product line.

The summary of other intangible assets is as follows:

		As of December 31, 2015			As of December 31, 2014
(In thousands)	Weighted Average Useful Lives	Gross Amount	Accumulated Amortization	Carrying Amount	Gross Amount	Accumulated Amortization	Carrying Amount
Other intangible assets:
Trade names	—	25,200	—	25,200	25,200	—	25,200
Technology	10	41,273	26,299	14,974	39,169	23,158	16,011
Customer relationships	19.9	127,304	55,687	71,617	127,304	50,552	76,752
		$193,777	$81,986	$111,791	$191,673	$73,710	$117,963

We estimate that the annual aggregate intangible asset amortization expense for the Company will be approximately $8.1 million in 2016 through 2020.

Note 6 - Property, Plant and Equipment

Property, plant and equipment at December 31, 2015 and 2014 consist of the following:

(In thousands)	2015	2014
Land and land improvements	$20,433	$15,859
Buildings	78,225	63,245
Machinery and equipment	308,146	284,447
Property, plant and equipment, gross	406,804	363,551
Less: accumulated depreciation	182,042	151,368
Property, plant and equipment, net	$224,762	$212,183

Depreciation expense for the years ended December 31, 2015, 2014, and 2013 was $34.5 million, $33.7 million and $35.6 million, respectively.

Note 7 - Debt

As of December 31, 2015, total long-term debt was $307.4 million consisting of our outstanding 9.5% senior secured notes, net of discount, and total short-term debt was $10.3 million consisting of a line of credit and factoring arrangements at our Italian subsidiary. As of December 31, 2014, total debt was $323.2 million consisting of $306.2 million of our outstanding 9.5% senior secured notes, net of discount, and a $17.0 million draw on our ABL facility.

The following table represents the average interest rate and average amount outstanding under our ABL facility as of the year ended December 31, 2015 and 2014:

	Average interest rate for the year ended December 31,		Average amount outstanding for the year ended December 31,
(In thousands)	2015	2014	2015	2014

ABL Facility	2.67%	2.55%	$17,753	$31,002

ABL Credit Agreement —On July 11, 2013, we entered into the ABL Facility and used $45.3 million of borrowings under the New ABL Facility and cash on hand to repay all amounts outstanding under the previous facility and to pay related fees and expenses.

The ABL Facility is a senior secured asset based credit facility in an aggregate principal amount of up to $100.0 million, consisting of a $90.0 million revolving credit facility and a $10.0 million first-in last-out term facility, with the right, subject to certain conditions, to increase the availability under the facility by up to $50.0 million in the aggregate. The ABL Facility currently matures on July 11, 2018, which may be extended under certain circumstances pursuant to the terms of the ABL Facility.

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

9.5% Senior Secured Notes — On July 29, 2010, we issued $310.0 million aggregate principal amount of senior secured notes. Under the terms of the indenture governing the senior secured notes, the senior secured notes bear interest at a rate of 9.5% per year, paid semi-annually in February and August, and mature on August 1, 2018. Prior to maturity we may redeem the senior secured notes on the terms set forth in the indenture governing the senior secured notes. The senior secured notes are guaranteed by the Guarantors (see Note 18), and the senior secured notes and the related guarantees are secured by first priority liens on the Notes Priority Collateral and second priority liens on the ABL Priority Collateral. Associated with the issuance of the senior secured notes, we recorded a discount of $2.7 million, which is being amortized over the life of the notes as a component of interest expense.

Italy Bank Credit Lines — Our Wheels unit in Italy utilizes bank credit lines totaling a combined limit of €6.6 million ($7.2 million).  As of December 31, 2015, the combined amount borrowed under these credit lines was €5.3 million ($5.7 million).  These credit lines provide liquidity for supplier payments, payroll, taxes and other disbursements.  Accounts receivable receipts from customers are also deposited to these credit lines to reduce the outstanding balance.  The average interest rate for all credit lines, determined per calculations as set forth in the bank agreements, equals 3.76%.  Interest is paid monthly.  Of the €6.6 million ($7.2 million)in total credit lines, €5.3 million ($5.7 million) is secured by a letter of credit of Accuride Corporation.  The remaining €1.4 million ($1.5 million) is unsecured.  Credit lines are classified as short term, the agreements allows for termination with notice by either party.

Restrictive Debt Covenants- Our credit documents (the ABL Facility and the indentures governing the senior secured notes) contain operating covenants that limit the discretion of management with respect to certain business matters. These covenants place significant restrictions on, among other things, the ability to incur additional debt, to pay dividends, to create liens, to make certain payments and investments and to sell or otherwise dispose of assets and merge or consolidate with other entities. In addition, the ABL Facility contains a financial covenant, which requires us to maintain a fixed charge coverage ratio, which is when the excess availability is less than 10 percent of the total commitment under the ABL Facility. Due to the amount of our excess availability (as calculated under the ABL Facility), the Company is not currently in a compliance period and, we do not have to maintain a fixed charge coverage ratio, although this is subject to change.

Note 8 - Pension and Other Postretirement Benefit Plans

We have funded noncontributory employee defined benefit pension plans that cover U.S. and Canadian employees (the "plans") who meet eligibility requirements. Employees covered under the U.S. salaried plan, who were hired prior to 2006, are eligible to participate upon the completion of one year of service and benefits are determined by their cash balance accounts, which are based on interest allocations they earned each year and pay allocations earned for years prior to 2009. Employees covered under the Canadian salaried plan are eligible to participate upon the completion of two years of service and benefits are based upon career average salary and years of service. Employees who are covered under the hourly plans are generally eligible to participate at the time of employment and benefits are generally based on a fixed amount for each year of service. U.S. employees are vested in the plans after five years of service; Canadian hourly employees are vested after two years of service. We use a December 31 measurement date for all of our plans.  For the pension obligation as of December 31, 2015, the Company used the RP-2014 mortality table for employees and healthy annuitants with blue-collar adjustments adjusted to back out estimated mortality improvements from 2006 to 2014 using Scale MP-2014 and then projected generationally with Scale MP-2015 from base year 2006.

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

Certain of our post-retirement benefit programs were re-measured as of May 31, 2015 and October 1, 2015 to reflect one of our post-65 health benefits plans transitioning from a self-insured plan to a Medicare Advantage Plan. The transition to the Medicare Advantage plan will provide comparable benefits while taking advantage of certain government subsidies that help manage the continually rising costs of medical and prescription drug coverage.  The re-measurement resulted in a liability reduction as of December 31, 2015 of $24.6 million and a corresponding gain in Accumulated Other Comprehensive Income.  This re-measurement takes into account the impact of the anticipated future program cost savings and current interest rate environments.

Obligations and Funded Status:

	Pension Benefits		Other Benefits
	Year Ended December 31,		Year Ended December 31,
(In thousands)	2015	2014	2015	2014
Change in benefit obligation:
Benefit obligation—beginning of period	$250,961	$232,901	$86,374	$74,933
Service cost	718	1,088	380	340
Interest cost	9,489	10,764	2,867	3,670
Actuarial losses (gains)	(9,222)	31,205	(4,914)	12,469
Benefits paid	(14,663)	(14,421)	(4,395)	(4,295)
Foreign currency exchange rate changes	(18,331)	(10,679)	(3,089)	(1,780)
Curtailment	—	—	(260)	—
Plan amendment	—	—	(24,628)	435
Incurred retiree drug subsidy reimbursements	—	—	135	180
Plan participant's contributions	95	103	388	422
Benefit obligation—end of period	$219,047	$250,961	$52,858	$86,374

Accumulated benefit obligation	$218,867	$250,745	$52,858	$86,374

Change in plan assets:
Fair value of assets—beginning of period	$228,132	$220,707	$—	$—
Actual return on plan assets	3,698	21,939	—	—
Employer contributions	7,681	11,376	4,007	3,873
Plan participant's contributions	95	103	388	422
Benefits paid	(14,663)	(14,421)	(4,395)	(4,295)
Foreign currency exchange rate changes	(20,381)	(11,572)	—	—
Fair value of assets—end of period	204,562	228,132	—	—
Reconciliation of funded status:
Unfunded status	$(14,485)	$(22,829)	$(52,858)	$(86,374)
Amounts recorded in the consolidated balance sheets:
Prepaid benefit cost	$12,060	$9,518	$—	$—
Accrued benefit liability	(26,545)	(32,348)	(52,858)	(86,374)
Accumulated other comprehensive loss (income)	30,126	35,621	(23,139)	6,507
Net amount recognized	$15,641	$12,791	$(75,997)	$(79,867)
Amounts expected to be recognized in AOCI in the following fiscal year:
Amortization of prior service (credit) cost	$44	$44	$(1,486)	$(35)
Amortization of net (gain)/loss	670	1,304	285	443
Total amortization	$714	$1,348	$(1,201)	$408

Components of Net Periodic Benefit Cost:

Pension Benefits
	Year Ended December 31,
(In thousands)	2015	2014	2013
Service cost-benefits earned during the period	$718	$1,088	$1,156
Interest cost on projected benefit obligation	9,489	10,764	10,320
Expected return on plan assets	(11,163)	(12,812)	(11,726)
Prior service cost (net)	44	44	44
Other amortization (net)	1,270	211	2,607
Total benefits cost (credited) charged to income	$358	$(705)	$2,401

Recognized in other comprehensive income (loss):
Amortization of prior service credit	(44)	(44)	(44)
Change in net actuarial (gain) loss	(4,179)	20,674	(35,568)
Amortization of net actuarial valuation gain	(1,270)	(211)	(2,607)
Amounts recognized in other comprehensive income	(5,493)	20,419	(38,219)
Amounts recognized in total benefits (credited) charged to income and other comprehensive income (loss)	$(5,135)	$19,714	$(35,818)

Other Benefits
	Year Ended December 31,
(In thousands)	2015	2014	2013
Service cost-benefits earned during the period	$380	$340	$528
Interest cost on projected benefit obligation	2,867	3,670	3,467
Prior service cost (net)	(710)	(35)	—
Other	(464)	435	—
Other amortization (net)	391	299	114
Total benefits cost charged to income	$2,464	$4,709	$4,109

Recognized in other comprehensive income (loss):
Prior service credit	$(24,628)	$—	$—
Amortization of prior service cost	710	35	—
Change in net actuarial (gain) loss	(5,860)	11,764	(11,660)
Curtailment	204	—	—
Amounts recognized in other comprehensive income	$(29,574)	$11,799	$(11,660)
Amounts recognized in total benefits charged to income and other comprehensive income	$(27,110)	$16,508	$(7,551)

Actuarial Assumptions:

Assumptions used to determine benefit obligations as of December 31 were as follows:

	Pension Benefits		Other Benefits
	2015	2014	2015	2014
Average discount rate	4.19%	3.99%	4.28%	4.14%
Rate of increase in future compensation levels	3.00%	3.00%	N/A	N/A

Assumptions used to determine net periodic benefit cost for the years ended December 31 were as follows:

	Pension Benefits		Other Benefits
	2015	2014	2015	2014
Average discount rate	3.99%	4.77%	4.14%	4.85%
Rate of increase in future compensation levels	3.00%	3.00%	N/A	N/A
Expected long-term rate of return on assets	5.48%	6.12%	N/A	N/A

The expected long-term rate of return on assets is determined primarily by looking at past performance. In addition, management considers the long-term performance characteristics of the asset mix.

Assumed health care cost trend rates at December 31 were as follows:

	2015	2014
Health care cost trend rate assumed for next year	6.96%	7.17%
Rate to which the cost trend rate is assumed to decline	4.83%	4.81%
Year that the rate reaches the ultimate trend rate	2024	2024

The health care cost trend rate assumption has a significant effect on the amounts reported. A one-percentage point change in assumed health care cost trend rates would have the following effects on 2015:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost	$398	$(377)
Effect on postretirement benefit obligation	$6,414	$(5,280)

Plan Assets:

Our pension plan weighted-average asset allocations by level within the fair value hierarchy at December 31, 2015, are presented in the table below. Our pension plan assets were accounted for at fair value and are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  Our Level 1 plan assets are valued using active trading prices as listed in the New York Stock Exchange and the Toronto Stock Exchange.  Our Level 2 plan assets are securities for which the market is not considered to be active and are valued using observable inputs, which may include, among others, the use of adjusted market prices, last available bids or last available sales prices.  Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and their placement within the fair value hierarchy levels. For more information on a description of the fair value hierarchy, see Note 13.

(In thousands)	Level 1	Level 2	Level 3	Total	% of Total
Cash and cash equivalents	$5,494	$—	$—	$5,494	3%
US Equities	10,961	—	—	10,961	5%
Canadian Equities	6,845	—	—	6,845	3%
Canadian Bonds	75,054	—	—	75,054	37%
Total leveled assets at fair value	$98,354	—	—	$98,354
Private Equity Funds measured at net asset value				106,208	52%
Total investments in plan assets				$204,562	100%
% of fair value hierarchy	100%	0%	0%	100%

Our investments measured at net asset value ("NAV") include private equity funds, which are comprised of funds that strive to emulate published market indices. These funds are measured at NAV as a practical expedient to arrive at fair value.

Our pension plan weighted-average asset allocations by level within the fair value hierarchy at December 31, 2014, are presented in the following table:

(In thousands)	Level 1	Level 2	Level 3	Total	% of Total
Cash and cash equivalents	$6,756	$—	$—	$6,756	3%
Equity securities:
U.S. large-cap	12,030	11,815	—	23,845	10%
U.S. mid-cap	—	13,255	—	13,255	6%
U.S. small-cap	—	4,426	—	4,426	2%
U.S. indexed	—	12,018	—	12,018	5%
Canadian large-cap	5,503	—	—	5,503	2%
Canadian mid-cap	2,002	—	—	2,002	1%
Canadian small-cap	167	—	—	167	0%
Large growth	—	6,381	—	6,381	3%
International markets	—	14,588	—	14,588	6%
Fixed income securities:	—
Government bonds	30,812	4,166	—	34,978	15%
Corporate bonds	60,121	34,576	—	94,697	42%
Total leveled assets at fair value	$117,391	$101,225	$—	$218,616
Investments measured at net asset value				9,516	4%
Total investments in plan assets				$228,132	100%
% of fair value hierarchy	51%	49%	0%	100%

The Company's primary objective is to manage its assets in such a way that will allow the eventual settlement of its obligations to the Plans' beneficiaries.  The mix of return-seeking and liability-hedging assets for the U.S. Pension Plans is determined by the acceptable level of risk to the funded status of the Plans, and as funded status reaches certain trigger points, the portfolio moves to a more conservative asset allocation by increasing the allocation to the liability-hedging portfolio.  The allocation currently targets 54% in return-seeking assets and 46% in the liability-hedging portfolio, subject to periodic fluctuations due to market movements.  The table below illustrates the target asset allocations based on the lower, target and upper Return-Seeking allocations as defined by the Plan's Investment Policy Statement.  The allocation of the fund is reviewed periodically, and should any of the strategic allocations extend beyond the suggested lower or upper limits, a portfolio rebalance may be appropriate.

Asset allocation for our U.S. plans:

	Lower Limit	Strategic Allocation	Upper Limit

Global Equity	7.4%	8.1%	8.9%
U.S. Equity	11.0%	12.2%	13.3%
Non-US Equity	11.0%	12.2%	13.3%
High Yield Debt	7.4%	8.1%	8.9%
Global Real Estate and REITs	4.8%	5.3%	5.7%
Hedge Funds	7.4%	8.1%	8.9%
Fixed Income	51.0%	46.0%	41.0%
Total	100.0%	100.0%	100.0%

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

	Minimum	Maximum
Total Equities	20%	30%
Bonds and Mortgages	70%	80%

Cash Flows—We expect to contribute approximately $5.3 million to our pension plans and $3.1 million to our other postretirement benefit plans in 2016. Pension and postretirement benefits (which include expected future service) are expected to be paid out of the respective plans as follows:

(In thousands)	Pension Benefits	Other Benefits
2016	$12,671	$3,127
2017	$12,744	$3,158
2018	$12,885	$3,150
2019	$12,904	$3,214
2020	$12,993	$3,337
2021 – 2025 (in total)	$66,018	$16,325

Other Plans—We also provide a 401(k) savings plan and a retirement contribution plan for substantially all U.S. salaried employees. Expenses recognized for the years ended December 31, 2015, 2014, and 2013 totaled $1.3 million, $1.1 million, and $1.3 million, respectively.

Note 9 – Income Taxes

The components of income (loss) from continuing operations before income taxes (including noncontrolling interest) categorized based on the location of the taxing authorities were as follows:

	Years Ended December 31,
(In thousands)	2015	2014	2013
United States	$(11,736)	$(13,326)	$(46,121)
Foreign	3,637	8,745	9,542
Loss from continuing operations	$(8,099)	$(4,581)	$(36,579)

The income tax benefit is as follows:

	Years Ended December 31,
(In thousands)	2015	2014	2013
Current:
Federal	$141	$(1,364)	$157
State	6	13	(10)
Foreign	1,485	1,138	2,644
	1,632	(213)	2,791
Deferred:
Federal	1,261	(3,625)	(10,694)
Foreign	(261)	(139)	(687)
Valuation allowance	(2,770)	1,450	(1,654)
	(1,770)	(2,314)	(13,035)
Total income tax benefit	$(138)	$(2,527)	$(10,244)

A reconciliation of the U.S. statutory tax rate to our effective tax rate is as follows:

	Years Ended December 31,
	2015	2014	2013
Statutory tax rate	(35.0)%	(35.0)%	(35.0)%
State and local income taxes	(0.1)%	0.3%	0.0%
Incremental foreign benefit	(4.6)%	(15.5)%	(2.1)%
Change in valuation allowance	(34.2)%	31.7%	8.8%
Goodwill impairment	19.1%	0.0%	0.0%
Permanent items	6.5%	(29.4)%	(0.5)%
Adjustment of prior estimates	37.7%	0.0%	0.0%
Change in rate applied to deferred items	1.0%	30.5%	(0.1)%
Change in liability for unrecognized tax benefits	1.7%	(40.1)%	0.2%
Other items—net	6.1%	2.4%	0.7%
Effective tax rate	(1.8)%	(55.1)%	(28.0)%

Deferred income tax assets and liabilities comprised the following at December 31:

(In thousands)	December 31, 2015	December 31, 2014
Deferred tax assets:
Postretirement and postemployment benefits	$17,638	$29,250
Accrued liabilities, reserves and other	3,544	2,082
Debt transaction and refinancing costs	2,468	2,665
Inventories	1,876	1,621
Accrued compensation and benefits	2,617	3,251
Worker's compensation	1,161	1,279
Pension benefit	6,800	9,377
State income taxes	2,052	2,057
Tax credits	3,951	3,737
Indirect effect of unrecognized tax benefits	2,042	1,993
Loss carryforwards	103,157	101,418
Valuation allowance	(98,693)	(110,120)
Total deferred tax assets	48,613	48,610
Deferred tax liabilities:
Asset basis and depreciation	(16,865)	(13,225)
Intangible assets	(44,140)	(46,246)
Total deferred tax liabilities	(61,005)	(59,471)
Net deferred tax liability	(12,392)	(10,861)
Current deferred tax asset	—	2,687
Long-term deferred tax asset	741	1,289
Long-term deferred income tax asset (liability)—net	$(13,133)	$(14,837)

The Company has recorded a deferred tax asset reflecting a benefit of $86.0 million of U.S. federal loss carryforwards,  €3.3 million ($3.5 million) loss carryforward in Italy, and $13.7 million of state loss carryforwards as of December 31, 2015. As a result of bankruptcy, the Company underwent an ownership change that subjects these losses to limitations pursuant to IRS Code Section 382. As a result of this limitation, a portion of the carryforwards may expire before being applied to reduce future income tax liabilities. These deferred tax assets will expire beginning 2016 through 2035. We have deferred tax assets for additional state tax credits, which will expire beginning 2021 through 2028. We also have recorded deferred tax assets for federal tax credits and attributes which will expire beginning 2016. Realization of deferred tax assets is dependent upon taxable income within the carryforward periods available under the applicable tax laws. Although realization of deferred tax assets in excess of deferred tax liabilities is not certain, management has concluded that it is more likely than not the Company will realize the full benefit of deferred tax assets in foreign jurisdictions with the exception of Italy. However, during 2014 and 2015, management has concluded that it is more likely than not that we will not realize the full benefit of our U.S. federal and state deferred tax assets due to three cumulative years of net losses and changes of management's estimate of future earnings, and recorded a valuation allowance against the amounts that are not likely to be recognized as of 2014 and 2015. For the Italy tax assets, it has been determined for December 31, 2015, that it is more likely than not that we will not realize the full benefit of the net operating loss carryforward due to cumulative losses at this location.  For the period ended December 31, 2015, the valuation allowance decreased by $11.4 million, of which $(2.8) million was attributable to continuing operations, and $14.2 million was attributable to attributes that have no effect on the Company's effective rate. For the period ended December 31, 2014, the valuation allowance decreased by $10.5 million, which is attributable to $1.5 million increase from continuing operations and a $9.0 million decrease related to attributes that have no effect on the Company's effective tax rate.  For the period ended December 31, 2013, the valuation allowance decreased by $1.7 million, which is attributable to $3.2 million increase from continuing operations, a $4.4 million increase from discontinued operations, and a $9.3 million decrease related to attributes that have no effect on the Company's effective tax rate.

Income tax expense or benefit from continuing operations is generally determined without regard to other categories of earnings, such as discontinued operations and OCI. An exception is provided in ASC 740 when there is aggregate income from categories other than continuing operations and a loss from continuing operations in the current year. In this case, the tax benefit allocated to continuing operations is the amount by which the loss from continuing operations reduces the tax expenses recorded with respect to the other categories of earnings, even when a valuation allowance has been established against the deferred tax assets. In instances where a valuation allowance is established against current year losses, income from other sources, including unrealized gains from pension and post-retirement benefits recorded as a component of OCI, is considered when determining whether sufficient future taxable income exists to realize the deferred tax assets. As a result, for the year ended December 31, 2015, the Company recorded a tax expense of $2.0 million in OCI related to the unrealized gains on pension and post-retirement benefits, and recorded a corresponding tax benefit of $2.0 million in continuing operations.  This treatment was not applicable for the year ended December 31, 2014 due to unrealized losses in the pension and post-retirement.  The Company recorded a tax expense of $12.6 million in OCI related to the unrealized gains on pension and post-retirement benefits, and recorded a corresponding tax benefit of $12.6 million in continuing operations for the year ended December 31, 2013..

No provision has been made for U.S. income taxes related to undistributed earnings of our Canadian foreign subsidiary that we intend to permanently reinvest in order to finance capital improvements and/or expand operations either through the expansion of the current operations or the purchase of new operations. At December 31, 2015, Accuride Canada had $24.2 million of cumulative retained earnings. The Company generally expects to distribute earnings from the Mexican and Italian subsidiaries annually. For 2014 and 2015, the Mexican subsidiary has undistributed earnings. The Italian subsidiary has no undistributed earnings for 2015. Therefore, no deferred tax liability has been recorded for undistributed earnings and profits.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits are as follows:

	Years Ended December 31,
(In thousands)	2015	2014	2013
Balance at beginning of the period	$2,625	$3,526	$4,640
Additions based on tax positions related to the current year	—	—	5
Reductions for tax positions of prior years	—	(741)	—
Reductions due to lapse of statute of limitations	(5)	(160)	(1,119)
Balance at end of period	$2,620	$2,625	$3,526

The total amount of unrecognized tax benefits that would, if recognized, impact the effective income tax rate was approximately $2.6 million as of December 31, 2015.

We also recognize accrued interest expense and penalties related to the unrecognized tax benefits as additional tax expense, which is consistent with prior periods. The total amount of accrued interest and penalties was $3.2 million and $0.8 million respectively, as of December 31, 2015. A net increase in interest of $0.1 million was recognized in 2015. The total amount of accrued interest and penalties was approximately $3.1 million and $0.8 million, respectively, as of December 31, 2014.

As of December 31, 2015, we were open to examination in the U.S. federal tax jurisdiction for the 2012-2014 tax years, in Canada for the years of 2006-2014, and in Mexico for the years of 2009-2014. We were also open to examination in various state and local jurisdictions for the 2012-2014 tax years, none of which were individually material. Tax years 2007-2011 in the U.S. federal tax jurisdiction, and 1998-2010 in various state and local jurisdictions, remain open subject to the future utilization of net operating losses generated in those years. We believe that our accrual for tax liabilities is adequate for all open audit years. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events.

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

In August 2010, we adopted the Accuride Corporation 2010 Incentive Award Plan (the "2010 Incentive Plan") and reserved 1,260,000 shares of Common Stock for issuance under the plan, plus such additional shares of Common Stock that the plan administrator deemed necessary to prevent unnecessary dilution upon issuance of shares pursuant to terms of our convertible notes due 2020, up to a maximum number shares of Common Stock such that the total number of shares available for issuance under the 2010 Incentive Plan would not exceed ten percent( 10%) of the fully diluted shares outstanding from time to time calculated by adding the total shares issued and outstanding at any given time plus the number of shares issued upon conversion of any of the convertible notes at the time of such conversion. During 2010, we effectively converted all outstanding convertible notes to equity, and we subsequently amended the 2010 Incentive Plan to reserve 3,500,000 shares of Common Stock, for issuance under the 2010 Incentive Plan.

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

On February 26, 2015, the Compensation Committee of the Board of Directors approved equity grants to certain employees of the Company. Each grant was split evenly into service-based and performance-based awards. The service-based restricted stock unit awards will vest annually over a four-year period, with 20 percent vesting on each of March 5, 2016, March 5, 2017, and March 5, 2018, and the final 40 percent vesting on March 5, 2019. The performance-based awards will vest upon meeting the threshold criteria for the performance period, which is January 1, 2015 through December 31, 2017. The restricted stock unit awards include double trigger change in control vesting provisions, as described in the award agreements.

Service Options – In August, 2012 we granted stock options to certain officers and other key employees as consideration for service. Options granted generally vest ratably over a three-year period and have 10-year contractual terms. The table below summarizes service option activity during the year ended December 31, 2015:

	Number of Options	Weighted Average Grant-date Fair Value	Weighted Average Remaining Vesting Period	Aggregate Intrinsic Value
Service options outstanding at December 31, 2014	144,095	$8.00
Granted	—	—
Exercised	—	—
Forfeited	(1,526)	—
Service options outstanding at December 31, 2015	142,569	$8.00	— years	—
Service options vested or expected to vest	142,569	$8.00	— years	—
Service options exercisable at December 31, 2015	—	$—	—	—

There is no intrinsic value on service options outstanding due to the closing price on December 31, 2015 being lower than the strike price of the options.

Restricted Stock Units ("RSUs") – We grant RSUs to certain officers and other key employees as consideration for service. The table below summarizes RSU activity during the year ended December 31, 2015:

	Number of RSUs	Weighted Average Grant-date Fair Value	Weighted Average Remaining Vesting Period
RSUs unvested at December 31, 2014	1,511,774	$5.42
Granted	923,323	5.11
Vested	(362,700)	6.98
Forfeited	(49,732)	5.07
RSUs unvested at December 31, 2015	2,022,665	$5.08	—
RSUs expected to vest	959,233	$—	1.53

As of December 31, 2015, there was approximately $2.1 million of unrecognized pre-tax compensation expense related to share-based awards not yet vested that will be recognized over a weighted-average period of 0.0 years. The fair market value of our vested shares and shares expected to vest as of December 31, 2015 was $- million and $- million, respectively.

Compensation expense for share-based compensation programs was recognized as a component of operating expenses as follows:

	Years Ended December 31,
(In thousands)	2015	2014	2013
Share-based compensation expense recognized	$2,040	$2,456	$2,411

Under our stock option plan, we have issued no grants for 2015 and 2014.  In determining the estimated fair value of our last stock option awards as of the grant date, we used the Black-Scholes option-pricing model with the assumptions illustrated in the table below:

For the Year Ended December 31,
2013
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

Note 11 – Commitments

We lease certain plant, office space, and equipment for varying periods. Management expects that in the normal course of business, expiring leases will be renewed or replaced by other leases. Purchase commitments related to fixed assets at December 31, 2015 and 2014 totaled $4.9 million and $12.5 million, respectively. Capital lease commitments totaled $9.4 million and $12.2 million in 2015 and 2014 respectively. Rent expense for the years ended December 31, 2015, 2014, and 2013, was $5.9 million, $5.8 million, and $3.5 million respectively. Future minimum lease payments for all non-cancelable operating leases having a remaining term in excess of one year at December 31, 2015, are as follows:

(In thousands)
2016	$6,148
2017	5,600
2018	4,373
2019	2,748
2020	1,775
Thereafter	1,734
Total	$22,378

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

	Year Ended December 31,
(In thousands)	2015	2014	2013
Net sales to external customers:
Wheels	$422,905	$402,146	$364,614
Gunite	167,783	171,263	168,988
Brillion Iron Works	94,886	131,769	109,281
Consolidated total	$685,574	$705,178	$642,883

Operating income (loss):
Wheels	$54,833	$41,823	$30,883
Gunite	19,895	16,710	2,599
Brillion Iron Works	(11,643)	4,523	1,027
Corporate / Other	(33,665)	(30,418)	(35,741)
Consolidated total	$29,420	$32,638	$(1,232)

Current and prior period operating results from Imperial Group were classified as discontinued operations during the year ended December 31, 2013.  The reconciling item between operating income and income (loss) before income taxes from continuing operations includes net interest expense, other income (loss), and restructuring items. The reconciling item for years ended December 31, 2015, 2014, and 2013 was ($37.5) million, ($37.2) million and ($35.3) million, respectively. Excluded from net sales above, are inter-segment sales from Brillion Iron Works to Gunite, as shown in the table below:

	Years Ended December 31,
(In thousands)	2015	2014	2013
Inter-segment sales	$6,326	$12,568	$15,987

	As of
(In thousands)	December 31, 2015	December 31, 2014
Total assets:
Wheels	$469,405	$441,835
Gunite	62,045	59,600
Brillion Iron Works	45,303	55,226
Corporate / Other	29,963	41,761
Consolidated total	$606,716	$598,422

Geographic Information—Net sales are attributed to geographic areas based on the country in which the product is sold. Our operations in the United States, Canada, Mexico, and Italy are summarized below:

For Year Ended Dec. 31, 2015	United States	Canada	Mexico	Italy	Eliminations	Total
Net sales:
Sales to unaffiliated customers—domestic	$529,527	$21	$10,935	$1,353	$—	$541,836
Sales to unaffiliated customers—export	137,799	—	761	5,178	—	143,738
Total	$667,326	$21	$11,696	$6,531	$—	$685,574
Long-lived assets	$775,816	$31,299	$14,297	$21,269	$(387,895)	$454,786

For Year Ended Dec. 31, 2014	United States	Canada	Mexico	Eliminations	Combined
Net sales:
Sales to unaffiliated customers—domestic	$568,087	$57	$14,867	$—	$583,011
Sales to unaffiliated customers—export	120,746	—	1,421	—	122,167
Total	$688,833	$57	$16,288	$—	$705,178
Long-lived assets	$775,973	$32,065	$10,883	$(370,379	$448,542

For Year Ended Dec. 31, 2013	United States	Canada	Mexico	Eliminations	Combined
Net sales:
Sales to unaffiliated customers—domestic	$512,777	$77	$19,680	$—	$532,534
Sales to unaffiliated customers—export	109,940	—	409	—	110,349
Total	$622,717	$77	$20,089	$—	$642,883
Long-lived assets	$759,793	$31,291	$11,137	$(339,712)	$462,509

The information for each of our geographic regions included sales to each of the three major customers in 2015 that each exceed 10% of total net sales. Sales to those customers are as follows:

	Years Ended December 31,
	2015		2014		2013
(In thousands)	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales
Customer one	$112,463	16.4%	$99,382	14.1%	$91,886	14.3%
Customer two	79,110	11.5%	93,298	13.2%	90,624	14.1%
Customer three	77,133	11.3%	74,275	10.5%	59,749	9.3%
	$268,706	39.2%	$266,955	37.8%	$242,259	37.7%

Sales by product grouping are as follows:

	Years Ended December 31,
	2015		2014		2013
(In thousands)	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales
Wheels	$422,905	61.7%	$402,146	57.0%	$364,614	56.7%
Wheel-end components and assemblies	167,783	24.5%	171,263	24.3%	168,988	26.3%
Ductile and gray iron castings	94,886	13.8%	131,769	18.7%	109,281	17.0%
	$685,574	100.0%	$705,178	100.0%	$642,883	100.0%

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

The carrying amounts of cash and cash equivalents, trade receivables, and accounts payable approximate fair value because of the relatively short maturity of these instruments. The fair value of our 9.5% senior secured notes, based on market quotes which we determined to be Level 1 inputs, at December 31, 2015 was approximately $263.8 million compared to the carrying amount of $307.4 million and at December 31, 2014 was approximately $319.2 million compared to the carrying amount of $306.2 million.

The Company believes the fair value of the outstanding borrowings of our ABL facility at December 31, 2015 and 2014 equals the carrying value of $0 and $17.0 million, respectively. As of December 31, 2015 and 2014, we had no other remaining significant long-term financial instruments.

Note 14 – Quarterly Data (unaudited)

The following tables set forth certain quarterly income statement information for the years ended December 31, 2015 and 2014 (note earnings per share may not add across due to rounding):

	2015
(In thousands, except per share data)	Q1	Q2	Q3	Q4	Total

Net sales	$183,659	$185,380	$163,428	$153,107	$685,574
Cost of goods sold	162,728	159,474	145,165	138,502	605,869
Gross profit	20,931	25,906	18,263	14,605	79,705
Operating expenses	11,603	11,722	10,765	11,781	45,871
Impairment of goodwill	—	—	—	4,414	4,414
Income (loss) from operations	9,328	14,184	7,498	(1,590)	29,420
Interest expense, net	(8,350)	(8,354)	(8,249)	(8,423)	(33,376)
Other loss, net	(1,172)	(84)	(1,142)	(1,745)	(4,143)
Income tax provision (benefit)	386	(378)	(3,671)	3,525	(138)
Income (loss) from continuing operations	(580)	6,124	1,778	(15,283)	(7,961)
Discontinued operations, net of tax	(8)	215	42	(352)	(103)
Net income (loss)	(588)	6,339	1,820	(15,635)	(8,064)
Net loss attributable to noncontrolling interest	—	—	—	(430)	(430)
Net income (loss) attributable to stockholders	$(588)	$6,339	$1,820	$(15,205)	$(7,634)

Basic income (loss) per share
Continuing operations	$(0.01)	$0.13	$0.04	$(0.31)	$(0.16)
Discontinued operations	—	—	—	(0.01)	—
Total	$(0.01)	$0.13	$0.04	$(0.32)	$(0.16)
Diluted income (loss) per share
Continuing operations	$(0.01)	$0.13	$0.04	$(0.31)	$(0.16)
Discontinued operations	—	—	—	(0.01)	—
Total	$(0.01)	$0.13	$0.04	$(0.32)	$(0.16)

	2014
(In thousands, except per share data)	Q1	Q2	Q3	Q4	Total
Net sales	$166,784	$181,575	$184,007	$172,812	$705,178
Cost of goods sold	149,761	159,153	164,095	158,691	631,700
Gross profit	17,023	22,422	19,912	14,121	73,478
Operating expenses	10,454	10,118	9,868	10,400	40,840
Income (loss) from operations	6,569	12,304	10,044	3,721	32,638
Interest expense, net	(8,420)	(8,487)	(8,444)	(8,362)	(33,713)
Other income, net	(530)	(169)	(805)	(2,002)	(3,506)
Income tax provision (benefit)	904	(1,461)	(410)	(1,560)	(2,527)
Income (loss) from continuing operations	(3,285)	5,109	1,205	(5,083)	(2,054)
Discontinued operations, net of tax	(288)	186	(106)	(45)	(253)
Net income (loss)	$(3,573)	$5,295	$1,099	$(5,128)	$(2,307)
Basic income (loss) per share
Continuing operations	$(0.07)	$0.11	$0.02	$(0.10)	$(0.04)
Discontinued operations	(0.01)	—	-	-	(0.01)
Total	$(0.08)	$0.11	$0.02	$(0.10)	$(0.05)
Diluted income (loss) per share
Continuing operations	$(0.07)	$0.11	$0.02	$(0.10)	$(0.04)
Discontinued operations	(0.01)	—	-	-	(0.01)
Total	$(0.08)	$0.11	$0.02	$(0.10)	$(0.05)

Note 15 – Valuation and Qualifying Accounts

The following table summarizes the changes in our valuation and qualifying accounts, the allowance for doubtful accounts:

	Year Ended December 31,
(In thousands)	2015	2014	2013
Balance—beginning of period	$327	$259	$549
Charges(credits) to cost and expense	479	92	139
Recoveries	—	—	89
Write offs	(246)	(24)	(366)
Doubtful accounts acquired-See Note 2	725	—	—
Balance—end of period	$1,285	$327	$259

Note 16 - Contingencies

We are from time to time involved in various legal proceedings of a character normally incidental to our business. We do not believe that the outcome of these proceedings will have a material effect on our consolidated financial statements.

In addition to environmental laws that regulate our ongoing operations, we are also subject to environmental remediation liability. Under the United States Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") and analogous state laws, we may be liable as a result of the release or threatened release of hazardous materials into the environment regardless of when the release occurred. We are currently involved in several matters relating to the investigation and/or remediation of locations where we have arranged for the disposal of foundry wastes. Such matters include situations in which we have been named or are believed to be potentially responsible parties in connection with the contamination of these sites. Additionally, environmental remediation may be required to address soil and groundwater contamination identified at certain of our facilities.

As of December 31, 2015, we had an environmental reserve of approximately $0.5 million, related primarily to our foundry operations. This reserve is based on management's review of potential liabilities as well as cost estimates related thereto. Any expenditures required for us to comply with applicable environmental laws and/or pay for any remediation efforts will not be reduced or otherwise affected by the existence of the environmental reserve. Our environmental reserve may not be adequate to cover our future costs related to the sites associated with the environmental reserve, and any additional costs may have a material adverse effect on our business, results of operations or financial condition. The discovery of additional environmental issues, the modification of existing laws or regulations or the promulgation of new ones, more vigorous enforcement by regulators, the imposition of joint and several liability under CERCLA or analogous state laws, or other unanticipated events could also result in a material adverse effect.

The United States Iron and Steel Foundry National Emission Standard for Hazardous Air Pollutants ("NESHAP") was developed pursuant to Section 112(d) of the Clean Air Act and requires major sources of hazardous air pollutants to install controls representative of maximum achievable control technology. Based on currently available information, we do not anticipate material costs regarding ongoing compliance with the NESHAP; however if we are found to be out of compliance with the NESHAP, we could incur liability that could have a material adverse effect on our business, results of operations or financial condition.

Management does not believe that the outcome of any environmental proceedings will have a material adverse effect on our consolidated financial condition or results of operations.

As of December 31, 2015, we had approximately 2,290 employees, of which 519 were salaried employees with the remainder paid hourly. Unions represent approximately 1,504 of our employees, which is approximately 66 percent of our total employees. Each of our unionized facilities has a separate contract with the union that represents the workers employed at such facility. The union contracts expire at various times over the next few years with the exception of our union contract that covers the hourly employees at our Monterrey, Mexico, facility, which expires on an annual basis in January unless otherwise renewed. The 2016 negotiations in Monterrey were successfully completed prior to the expiration of our union contract. Our contract at Gianetti expires in October 2017.

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

The following table summarizes product warranty activity recorded for years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
(In thousands)	2015	2014	2013
Balance—beginning of period	$242	$301	$294
Provision for new warranties	60	66	249
Payments	(96)	(117)	(258)
Sale of certain assets and liabilities	(72)	(8)	16
Balance—end of period	$134	$242	$301

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

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2015
(In thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
ASSETS
Cash and cash equivalents	$12,127	$—	$17,632	$—	$29,759
Accounts and other receivables, net	34,900	14,348	16,366	366	65,980
Intercompany receivable	123,479	67,504	58,430	(249,413)	—
Inventories	20,352	19,169	8,637	(366)	47,792
Other current assets	3,689	2,957	1,753	—	8,399
Total current assets	194,547	103,978	102,818	(249,413)	151,930
Property, plant, and equipment, net	78,527	95,526	50,709	—	224,762
Goodwill	96,283	—	—	—	96,283
Intangible assets, net	109,461	2,330	—	—	111,791
Investments in and advances to subsidiaries and affiliates	221,676	—	—	(221,676)	—
Other non-current assets	5,903	345	15,702	—	21,950
TOTAL	$706,397	$202,179	$169,229	$(471,089)	$606,716
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$18,239	$35,890	$17,653	$—	$71,782
Intercompany payable	239,042	—	10,371	(249,413)	—
Accrued payroll and compensation	1,485	5,448	2,299	—	9,232
Accrued interest payable	12,521	—	—	—	12,521
Accrued and other liabilities	4,549	8,792	15,022	—	28,363
Total current liabilities	275,836	50,130	45,345	(249,413)	121,898
Long term debt	307,285	—	66	—	307,351
Deferred and non-current income taxes	17,969	(4,754)	(82)	—	13,133
Other non-current liabilities	34,453	40,575	18,452	—	93,480
Stockholders' equity	70,854	116,228	105,448	(221,676)	70,854
TOTAL	$706,397	$202,179	$169,229	$(471,089)	$606,716

	December 31, 2014
(In thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
ASSETS
Cash and cash equivalents	$22,710	$—	$7,063	—	$29,773
Accounts and other receivables, net	35,630	20,994	6,543	403	63,570
Intercompany Receivable	191,272	5,086	53,055	(249,413)	—
Inventories	18,693	21,352	3,423	(403)	43,065
Other current assets	4,970	3,386	5,116	—	13,472
Total current assets	273,275	50,818	75,200	(249,413)	149,880
Property, plant, and equipment, net	78,603	101,648	31,932	—	212,183
Goodwill	96,283	4,414	—	—	100,697
Intangible assets, net	115,465	2,498	—	—	117,963
Investments in and advances to subsidiaries and affiliates	128,372	—	—	(128,372)	—
Other non-current assets	3,118	3,774	10,807	—	17,699
TOTAL	$695,116	$163,152	$117,939	$(377,785)	$598,422
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$15,209	$31,931	$9,312	—	$56,452
Intercompany payable	249,407	-	6	(249,413)	—
Accrued payroll and compensation	4,002	5,458	1,160	—	10,620
Accrued interest payable	12,428	—	—	—	12,428
Accrued and other liabilities	4,183	10,060	3,328	—	17,571
Total current liabilities	285,229	47,449	13,806	(249,413)	97,071
Long term debt	323,234	—	—	—	323,234
Deferred and non-current income taxes	41,775	(20,736)	332	—	21,371
Other non-current liabilities	14,075	93,245	18,623	—	125,943
Stockholders' equity	30,803	43,194	85,178	(128,372)	30,803
TOTAL	$695,116	$163,152	$117,939	$(377,785)	$598,422

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31, 2015
(In thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$497,378	$299,502	$121,478	$(232,784)	$685,574
Cost of goods sold	458,225	263,381	115,624	(231,361)	605,869
Gross profit	39,153	36,121	5,854	(1,423)	79,705
Operating expenses	44,397	1,118	356	—	45,871
Impairment of goodwill	—	4,414	—	—	4,414
Income (loss) from operations	(5,244)	30,589	5,498	(1,423)	29,420
Other income (expense):
Interest expense, net	(35,117)	(197)	1,938	—	(33,376)
Equity in earnings of subsidiaries	31,131	—	—	(31,131)	—
Other income (expense), net	(344)	—	(3,799)	—	(4,143)
Income (loss) before income taxes from continuing operations	(9,574)	30,392	3,637	(32,554)	(8,099)
Income tax provision (benefit)	(1,940)	578	1,224	—	(138)
Income (loss) from continuing operations	(7,634)	29,814	2,413	(32,554)	(7,961)
Discontinued operations, net of tax	—	—	(103)	—	(103)
Net income (loss)	$(7,634)	$29,814	$2,310	$(32,554)	$(8,064)
Loss attributable in noncontrolling interest	—	—	(430)	—	(430)
Net income(loss) attributable to stockholders	$(7,634)	$29,814	$2,740	$(32,554)	$(7,634)
Comprehensive income (loss)	$24,579	$47,824	$(2,890)	$(44,934)	$24,579

	Year Ended December 31, 2014
(In thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$473,264	$313,242	$131,269	$(212,597)	$705,178
Cost of goods sold	426,969	293,644	121,939	(210,852)	631,700
Gross profit	46,295	19,598	9,330	(1,745)	73,478
Operating expenses	39,428	1,228	184	—	40,840
Income (loss) from operations	6,867	18,370	9,146	(1,745)	32,638
Other income (expense):	—	—	—	—	—
Interest expense, net	(34,777)	(226)	1,290	—	(33,713)
Equity in earnings of subsidiaries	23,581	—	—	(23,581)	—
Other income (expense), net	(2,571)	453	(1,388)	—	(3,506)
Income (loss) before income taxes from continuing operations	(6,900)	18,597	9,048	(25,326)	(4,581)
Income tax provision (benefit)	(4,593)	1,068	998	—	(2,527)
Income (loss) from continuing operations	(2,307)	17,529	8,050	(25,326)	(2,054)
Discontinued operations, net of tax	—	—	(253)	—	(253)
Net income (loss)	$(2,307)	$17,529	$7,797	$(25,326)	$(2,307)

Comprehensive income (loss)	$(33,233)	$(19,022)	$(2,521)	$21,543	$(33,233)

	Year Ended December 31, 2013
(In thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$429,175	$288,220	$132,776	$(207,288)	$642,883
Cost of goods sold	403,996	277,955	123,535	(206,559)	598,927
Gross profit	25,179	10,265	9,241	(729)	43,956
Operating expenses	43,118	1,747	323	—	45,188
Income (loss) from operations	(17,939)	8,518	8,918	(729)	(1,232)
Other income expense:	—	—	—	—	—
Interest expense, net	(35,664)	(800)	1,437	—	(35,027)
Equity in earnings of subsidiaries	11,786	—	—	(11,786)	—
Other income (expense), net	(259)	222	(283)	—	(320)
Income (loss) before income taxes from continuing operations	(42,076)	7,940	10,072	(12,515)	(36,579)
Income tax provision (benefit)	(3,763)	(8,438)	1,957	—	(10,244)
Income (loss) from continuing operations	(38,313)	16,378	8,115	(12,515)	(26,335)
Discontinued operations, net of tax	—	—	(11,978)	—	(11,978)
Net income (loss)	$(38,313)	$16,378	$(3,863)	$(12,515)	$(38,313)

Comprehensive income (loss)	$(5,191)	$32,012	$10,044	$(42,056)	$(5,191)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2015
(In thousands)	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(7,634)	$29,814	$2,310	$(32,554)	$(8,064)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	11,294	18,961	4,261	—	34,516
Amortization – deferred financing costs	2,478	—	—	—	2,478
Amortization – other intangible assets	8,108	168	—	—	8,276
Impairment of goodwill	—	4,414	—	—	4,414
(Gain) loss on disposal of assets	621	(192)	(53)	—	376
Deferred income taxes	(1,944)	435	(261)	—	(1,770)
Non-cash stock-based compensation	2,040	—	—	—	2,040
Equity in earnings of subsidiaries and affiliates	(32,188)	—	—	32,188	—
Change in other operating items	52,515	(57,280)	3,813	1,423	471
Net cash provided by (used in) operating activities	35,290	(3,680)	10,070	1,057	42,737

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(10,734)	(10,597)	(1,118)	—	(22,449)
Proceeds from notes receivable	(6,963)	(36,539)	(39,204)	82,706	—
Payment on notes receivable	(11,015)	82,342	37,991	(109,318)	—
Other	(4,315)	(1,903)	4,114	—	(2,104)
Net cash provided by (used in) investing activities	(33,027)	33,303	1,783	(26,612)	(24,553)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on notes payable	(27,800)	(101,803)	—	81,603	(48,000)
Proceeds from notes payable	14,830	74,770	1,880	(58,600)	32,880
Other	124	(2,590)	(3,164)	2,552	(3,078)
Net cash provided by (used in) financing activities	(12,846)	(29,623)	(1,284)	25,555	(18,198)

Net increase (decrease) in cash and cash equivalents	(10,583)	—	10,569	—	(14)
Cash and cash equivalents, beginning of period	22,710	—	7,063	—	29,773
Cash and cash equivalents, end of period	$12,127	$—	$17,632	$—	$29,759

	Year Ended December 31, 2014
(In thousands)	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,307)	$17,529	$7,797	$(25,326)	$(2,307)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and impairment	11,261	18,301	4,173	—	33,735
Amortization – deferred financing costs	2,479	—	—	—	2,479
Amortization – other intangible assets	7,970	168	—	—	8,138
(Gain) loss on disposal of assets	593	(228)	27	—	392
Deferred income taxes	(3,097)	925	(139)	—	(2,311)
Non-cash stock-based compensation	2,456	—	—	—	2,456
Equity in earnings of subsidiaries and affiliates	(24,923)	—	—	24,923	—
Change in other operating items	57,454	(62,615)	(5,309)	403	(10,067)
Net cash provided by (used in) operating activities	51,886	(25,920)	6,549	—	32,515

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(10,151)	(14,813)	(681)	—	(25,645)
Proceeds from notes receivable	(628)	(200,078)	(39,249)	239,955	—
Payment on notes receivable	(19,031)	162,777	38,036	(181,782)	—
Other	(671)	1,305	—	—	634
Net cash provided by (used in) investing activities	(30,481)	(50,809)	(1,894)	58,173	(25,011)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on notes payable	(147,455)	(52,327)	—	181,782	(18,000)
Proceeds from notes payable	117,742	132,213	—	(239,955)	10,000
Other	—	(3,157)	—	—	(3,157)
Net cash provided by (used in) financing activities	(29,713)	76,729	—	(58,173)	(11,157)

Net increase (decrease) in cash and cash equivalents	(8,308)	—	4,655	—	(3,653)
Cash and cash equivalents, beginning of period	31,018	—	2,408	—	33,426
Cash and cash equivalents, end of period	$22,710	$—	$7,063	$—	$29,773

	Year Ended December 31, 2013
(In thousands)	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(38,313)	$16,378	$(3,863)	$(12,515)	$(38,313)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	10,503	19,584	5,492	—	35,579
Amortization – deferred financing costs	2,684	—	—	—	2,684
Amortization – other intangible assets	8,583	167	—	—	8,750
Loss on disposal of assets	761	176	11,150	—	12,087
Deferred income taxes	(3,910)	(8,438)	(687)	—	(13,035)
Non-cash stock-based compensation	2,411	—	—	—	2,411
Equity in earnings of subsidiaries and affiliates	(12,205)	—	—	12,205	—
Change in other operating items	77,131	(50,391)	(39,139)	310	(12,089)
Net cash provided by (used in) operating activities	47,645	(22,524)	(27,047)	—	(1,926)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(15,283)	(19,573)	(3,999)	—	(38,855)
Proceeds from notes receivable	(73,047)	(185,927)	(39,204)	298,178	—
Payments on notes receivable	29,207	187,368	37,991	(254,566)	—
Other	14,944	—	32,000	—	46,944
Net cash provided by (used in) investing activities	(44,179)	(18,132)	26,788	43,612	8,089

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	(245,359)	(29,207)	—	254,566	(20,000)
Proceeds from notes payable	250,131	73,047	—	(298,178)	25,000
Other	(1,333)	(3,155)	—	—	(4,488)
Net cash provided by (used in) financing activities	3,439	40,685	—	(43,612)	512

Net increase (decrease) in cash and cash equivalents	6,905	29	(259)	—	6,675
Cash and cash equivalents, beginning of period	24,113	(29)	2,667	—	26,751
Cash and cash equivalents, end of period	$31,018	$—	$2,408	$—	$33,426

Note 19 – Changes in Accumulated Other Comprehensive Income (Loss) by Component

Reclassifications out of Accumulated Other Comprehensive Income:

(In thousands)	Pension Plan	Post Retirement Plan	Foreign Exchange	Total

Balance as of December 31, 2014	$(40,160)	$(9,478)	$—	$(49,638)
Amounts reclassified from accumulated other comprehensive income			—
Actuarial costs (reclassified to salaries, wages, and benefits)	5,449	5,860	—	11,309
Prior Service costs (reclassified to salaries, wages, and benefits)	44	(710)	—	(666)
Curtailment Charge	—	(204)	—	(204)
Remeasurement	—	24,628	—	24,628
Foreign	—	(27)	75	48
Tax (expense) benefit	(688)	(2,214)	—	(2,902)
Other comprehensive income net of tax	4,805	27,333	75	32,213
Balance as of December 31, 2015	$(35,355)	$17,855	$75	$(17,425)

(In thousands)	Pension Plan	Post Retirement Plan	Total

Balance as of December 31, 2013	$(20,429)	$1,717	$(18,712)
Amounts reclassified from accumulated other comprehensive income
Actuarial costs (reclassified to salaries, wages, and benefits)	(20,463)	(11,764)	(32,227)
Prior Service costs (reclassified to salaries, wages, and benefits)	44	(34)	10
Curtailment Charge	—	(204)	(204)
Remeasurement	—	—	—
Tax (expense) benefit	688	603	1,291
Other comprehensive loss net of tax	(19,731)	(11,195)	(30,926)
Balance as of December 31, 2014	$(40,160)	$(9,478)	$(49,638)