Form 10-Q
period 2016-03-31
ACCURIDE CORP
filed 2016-05-03
CIK 817979

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark One)
☑	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016.

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

As of April 28, 2016, 48,244,674 shares of Accuride Corporation common stock, par value $0.01 per share, were outstanding.

ACCURIDE CORPORATION

Part I.  FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

ACCURIDE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except for share and per share data)	March 31, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,456	$29,759
Customer receivables, net of allowance for doubtful accounts of $1,445 and $1,285 in 2016 and 2015, respectively	65,046	58,866
Other receivables	7,229	7,114
Inventories	40,923	47,792
Prepaid expenses and other current assets	7,849	8,399
Total current assets	139,503	151,930
PROPERTY, PLANT AND EQUIPMENT, net	220,472	224,762
OTHER ASSETS:
Goodwill	96,283	96,283
Other intangible assets, net	109,722	111,791
Deferred financing costs, net of accumulated amortization of $3,178 and $3,073 in 2016 and 2015, respectively	872	977
Deferred income taxes	828	741
Pension asset	13,882	12,060
Other	5,108	5,075
TOTAL	$586,670	$603,619
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$59,701	$71,782
Accrued payroll and compensation	11,262	9,232
Accrued interest payable	5,124	12,521
Accrued workers compensation	2,749	3,133
Short-term debt obligations	8,689	10,286
Accrued and other liabilities	13,273	14,944
Total current liabilities	100,798	121,898
LONG-TERM DEBT	315,020	304,254
DEFERRED INCOME TAXES	13,310	13,133
NON-CURRENT INCOME TAXES PAYABLE	6,676	6,676
OTHER POSTRETIREMENT BENEFIT PLAN LIABILITY	50,720	49,734
PENSION BENEFIT PLAN LIABILITY	25,151	26,545
OTHER LIABILITIES	9,761	10,525
COMMITMENTS AND CONTINGENCIES (Note 7)	—	—
STOCKHOLDERS' EQUITY:
Preferred Stock, $0.01 par value; 10,000,000 shares authorized	—	—
Common Stock, $0.01 par value; 80,000,000 shares authorized, 48,244,674 and 47,953,555 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively, and additional paid-in-capital	444,605	444,253
Accumulated other comprehensive loss	(18,174)	(17,425)
Accumulated deficiency	(374,568)	(369,824)
Total stockholders' equity	51,863	57,004
Noncontrolling interest	13,371	13,850
Total equity	65,234	70,854
TOTAL	$586,670	$603,619

See notes to unaudited condensed consolidated financial statements.

ACCURIDE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended March 31,
(In thousands except per share data)	2016	2015

NET SALES	$160,942	$183,659
COST OF GOODS SOLD	145,643	162,728
GROSS PROFIT	15,299	20,931
OPERATING EXPENSES:
Selling, general and administrative	12,881	11,603
INCOME FROM OPERATIONS	2,418	9,328
OTHER INCOME (EXPENSE):
Interest expense, net	(8,401)	(8,350)
Other income (loss), net	1,061	(1,172)
LOSS BEFORE INCOME TAXES FROM CONTINUING OPERATIONS	(4,922)	(194)
INCOME TAX PROVISION	301	386
LOSS FROM CONTINUING OPERATIONS	(5,223)	(580)
DISCONTINUED OPERATIONS, NET OF TAX	—	(8)
NET LOSS	(5,223)	(588)
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(479)	—
NET LOSS ATTRIBUTABLE TO STOCKHOLDERS	$(4,744)	$(588)
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX:
Amounts reclassified from accumulated other income	(749)	1,274
COMPREHENSIVE (LOSS) INCOME	$(5,493)	$686

Loss per common share:
Amounts attributable to stockholders:
Loss from continuing operations, net of tax	$(4,744)	$(580)
Discontinued operations, net of tax	—	(8)
Net loss attributable to stockholders	$(4,744)	$(588)

Weighted average common shares outstanding-basic	48,100	47,822
Basic loss attributable to stockholders
Basic loss per common share-continuing operations	$(0.10)	$(0.01)
Basic loss per common share-discontinued operations	—	—
Basic loss per common share	$(0.10)	$(0.01)
Weighted average common shares outstanding-diluted	48,100	47,822
Diluted loss attributable to stockholders
Diluted loss per common share-continuing operations	$(0.10)	$(0.01)
Diluted loss per common share-discontinued operations	—	—
Diluted loss per common share	$(0.10)	$(0.01)

See notes to unaudited condensed consolidated financial statements.

ACCURIDE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

(In thousands)	Common Stock and Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficiency	Noncontrolling Interest	Total Stockholders' Equity
BALANCE—January 1, 2016	$444,253	$(17,425)	$(369,824)	$13,850	$70,854
Net loss	—	—	(4,744)	(479)	(5,223)
Share-based compensation expense	614	—	—	—	614
Tax impact of forfeited vested shares	(262)	—	—	—	(262)
Other comprehensive loss	—	(749)	—	—	(749)
BALANCE—March 31, 2016	$444,605	$(18,174)	$(374,568)	$13,371	$65,234

(In thousands)	Common Stock and Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficiency	Noncontrolling Interest	Total Stockholders' Equity
BALANCE— January 1, 2015	$442,631	$(49,638)	$(362,190)	$—	$30,803
Net loss	—	—	(588)	—	(588)
Share-based compensation expense	663	—	—	—	663
Tax impact of forfeited vested shares	(363)	—	—	—	(363)
Other comprehensive income	—	1,274	—	—	1,274
BALANCE—March 31, 2015	$442,931	$(48,364)	$(362,778)	$—	$31,789

 See notes to unaudited condensed consolidated financial statements.

ACCURIDE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(In thousands)	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,223)	$(588)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	8,946	8,557
Amortization – deferred financing costs and debt discount	621	620
Amortization – other intangible assets	2,069	2,039
Loss (Gain) on disposal of assets	99	(1)
Provision for deferred income taxes	14	30
Non-cash share-based compensation	614	663
Changes in certain assets and liabilities:
Receivables	(6,295)	(19,095)
Inventories	6,869	1,102
Prepaid expenses and other assets	(1,010)	919
Accounts payable	(8,104)	8,349
Accrued and other liabilities	(9,168)	(13,085)
Net cash used in operating activities	(10,568)	(10,490)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(8,732)	(4,071)
Net cash used in investing activities	(8,732)	(4,071)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolver	18,399	11,000
Payments on revolver	(9,746)	(8,000)
Principal payments on capital leases	(656)	(642)
Net provided by financing activities	7,997	2,358
NET DECREASE IN CASH AND CASH EQUIVALENTS	(11,303)	(12,203)
CASH AND CASH EQUIVALENTS—Beginning of period	29,759	29,773
CASH AND CASH EQUIVALENTS—End of period	$18,456	$17,570

Supplemental cash flow information:
Cash paid for interest	$15,209	$15,017
Cash paid for income taxes	$278	$952
Non-cash transactions:
Purchases of property, plant and equipment in accounts payable	$2,314	$2,643

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

The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016.  The unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto disclosed in Accuride's Annual Report on Form 10-K for the year ended December 31, 2015.

Noncontrolling Minority Interest—Noncontrolling interests represent ownership interest in the Company's majority-owned subsidiary, Gianetti, held by third parties. Noncontrolling minority interest is recognized as a component of equity in the Company's consolidated balance sheets and as net income (loss) attributable to noncontrolling interest in the consolidated statements of operations and comprehensive income (loss) and is captured within the summary of changes in equity attributable to controlling and noncontrolling interest.

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

Earnings Per Common Share – Basic and diluted earnings per common share attributable to stockholders were computed as follows:

	Three Months Ended March 31,
(In thousands except per share data)	2016	2015
Numerator:
Loss from continuing operations	$(4,744)	$(580)
Income (Loss) from discontinued operations	—	(8)
Net loss	$(4,744)	$(588)
Denominator:
Weighted average shares outstanding – Basic	48,100	47,822
Weighted average shares outstanding - Diluted	48,100	47,822

Basic loss per common share:
From continuing operations	$(0.10)	$(0.01)
From discontinued operations	—	—
Basic loss per common share	$(0.10)	$(0.01)

Diluted loss per common share
From continuing operations	$(0.10)	$(0.01)
From discontinued operations	—	—
Diluted loss per common share	$(0.10)	$(0.01)

As of March 31, 2016, there were options exercisable for 138,231 shares that were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.  As of March 31, 2015, there were options exercisable for 144,095 shares that were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.

Share-Based Compensation – Compensation expense for share-based compensation programs recognized as a component of operating expenses was $0.6 million and $0.7 million for the three months ended March 31, 2016 and March 31, 2015, respectively.

As of March 31, 2016, there was approximately $4.0 million of unrecognized pre-tax compensation expense related to share-based awards not yet vested that will be recognized over a weighted-average period of 2.0 years.

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

New Accounting Pronouncements - On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue From Contracts With Customers.  The amendments in this update create Topic 606, Revenue from Contracts with Customers, and supersede the revenue recognition requirements in Topic 605. The objective of the amendment is to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards ("IFRS"). The amendment is effective for annual reporting periods beginning after December 15, 2016, and interim periods therein. Early adoption is not permitted.

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

On January 5, 2016, the FASB issued ASU 2016-01. Financial Instructions-Overall (Topic 825-10).  The amendments in this update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This amendment is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is evaluating the effect, if any, on its financial statements.

On February 25, 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  The amendments in this update will increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This amendment is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. The Company is evaluating the effect, if any, on its financial statements.

On March 17, 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606).  The amendments in this update clarify the implementation guidance on principal versus agent considerations. The amendments in this update are effective and the transition requirements are the same as the effective date and transition requirements of Update 2014-09.  The Company is evaluating the effect, if any, on its financial statements.

On March 30, 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensations (Topic 718).  The amendments in this update are intended to simplify accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  Early adoption is permitted.  The Company is evaluating the effect, if any, on its financial statements.

Recent Accounting Adoptions – On June 19, 2014, the FASB issued ASU 2014-12, Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could Be Achieved after the Requisite Service Period.   This update is intended to resolve the diverse accounting treatment of those awards in practice. The amendment is effective for annual and interim periods within those annual periods beginning after December 15, 2015.  This amendment did not have a material effect on the financial statements.

               On February 18, 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis.  This update is intended to change the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The amendment is effective for annual and interim periods within those annual periods beginning after December 15, 2015. This amendment did not have a material effect on the financial statements.

On April 15, 2015, the FASB issued ASU 2015-05, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement.   The amendments in this update provide guidance to customers about whether a cloud computing arrangement includes a software license. The amendment is effective for annual and interim periods within those annual periods beginning after December 15, 2015. This amendment did not have a material effect on the financial statements.

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

At the June 18, 2015, EITF meeting, the SEC staff clarified that the ASU does not address issuance costs associated with revolving-debt arrangements and announced that it would not object to an entity deferring and presenting [such] costs as an asset and subsequently amortizing the costs ratably over the term of the revolving debt arrangement. Based in the SEC staff's comments, the Company has elected to recognize costs incurred in connection with the revolving ABL Credit Agreement as deferred and presented as an asset. These deferred financing costs are subsequently amortized over the life of the related debt using the effective interest method. Deferred financing costs net of accumulated amortization associated with the revolving ABL credit facility as of March 31, 2016 and December 31, 2015 were $0.9  million and $1.0 million respectively.

The Company has recently adopted ASU 2015-03, therefore costs relating to obtaining the Senior Secured Notes ("the Notes") which are capitalized and amortized over the term of the related debt using the effective interest method have been reclassified to Long Term Debt in the accompanying condensed consolidated balance sheets. The prior year consolidated balance sheet has been adjusted to conform to the current year presentation, in accordance with the retroactive requirements of ASU 2015-03.  These deferred financing costs net of accumulated amortization associated with the Notes as of March 31, 2016 and December 31, 2015 were $2.8 million and $3.1 million respectively.

Note 2 - Acquisitions

On November 3, 2015, Accuride subscribed to a controlling seventy percent (70%) ownership interest in Gianetti Route, S.r.l., an Italian manufacturer of steel wheels for heavy- and medium-duty commercial vehicles and motorcycles ("Gianetti"), in exchange for a commitment to invest €19.75 million ($21.8 million) in Gianetti. The remaining 30% percent ownership interest in Gianetti was retained by MW Italia S.r.l., a subsidiary of Coils Lamiere Nastri - C.L.N. S.p.A.  Accuride contributed €3.75 million ($4.1 million) to Gianetti after closing and has agreed to invest the remaining commitments no later than as follows:  €5.4 million ($5.9 million) in 2016, €9.1 million ($10.1 million) in 2017, and the remainder in 2018.  Accuride will finance its remaining investment in Gianetti through general working capital and availability under its existing credit agreements.  Gianetti's principle manufacturing and engineering facility is located in Ceriano Laghetto, near Milan, Italy. The Company acquired the controlling interest to expand into the European market under its "Grow" strategy. The results of operations have been included in the consolidated financial statements since the date of acquisition.

The following summarizes the allocation of the purchase price (in thousands) to the fair value of the assets and liabilities acquired including noncontrolling interest:

Accounts receivable	$11,063
Inventory	6,571
Other current assets	41
Property, plant and equipment	21,124
Accounts payable	(9,911)
Short term debt	(8,406)
Other current liabilities	(3,364)
Severance indemnity	(2,772)
Long-term debt	(66)
Noncontrolling interest	(14,280)
Total consideration	$—

The pro forma revenue and losses of the combined entity had the acquisition occurred on January 1, 2015 are as follows:

	Revenue	Net Loss

Supplemental pro forma financial information for the period ended:
March 31, 2015	$192,046	$(2,860)

Pro forma financial information includes an adjustment for depreciation based on the step up value of property, plant and equipment.

Note 3 – Discontinued Operations

The Company has recognized certain operating results related to its Imperial Group, sold in 2013, and Bostrom, sold in 2011, businesses in Discontinued Operations.

The following table presents sales and income attributable to discontinued operations.

	Three Months Ended March 31,
(In thousands)	2016	2015
Net sales	$—	$—

Income (loss) from operations	—	(10)
Other Income	—	2
Discontinued operations	$—	$(8)

Note 4 - Inventories

Inventories at March 31, 2016 and December 31, 2015, on a first-in, first-out ("FIFO") basis, were as follows:

(In thousands)	March 31, 2016	December 31, 2015
Raw materials	$8,765	$9,836
Work in process	12,205	14,135
Finished manufactured goods	19,953	23,821
Total inventories	$40,923	$47,792

Note 5 - Goodwill and Other Intangible Assets

The gross goodwill is $163.5 million as of March 31, 2016 and December 31, 2015. The accumulated impairment is $67.3 million for the periods ended March 31, 2016 and December 31, 2015.  As of March 31, 2016 and December 31, 2015, the accumulated impairment is related to our Gunite and Brillion reporting units.  The carrying value of our goodwill at March 31, 2016 and December 31, 2015 of $96.3 million, relates exclusively to our Wheels reporting unit.

The changes in the carrying amount of other intangible assets for the period December 31, 2015 to March 31, 2016, by reportable segment, are as follows:

(In thousands)	Wheels	Brillion Iron Works	Gunite	Total
Balance as of December 31, 2015	$107,475	$2,330	$1,986	$111,791
Amortization	(1,998)	(14)	(57)	(2,069)
Balance as of March 31, 2016	$105,477	$2,316	$1,929	$109,722

The changes in the carrying amount of other intangible assets for the period December 31, 2014 to March 31, 2015, by reportable segment, are as follows:

(In thousands)	Wheels	Brillion Iron Works	Gunite	Total
Balance as of December 31, 2014	$115,465	$2,498	$—	$117,963
Amortization	(1,997)	(42)	—	(2,039)
Balance as of March 31, 2015	$113,468	$2,456	$—	$115,924

The summary of other intangible assets is as follows:

		As of March 31, 2016			As of December 31, 2015
(In thousands)	Weighted Average Useful Lives	Gross Amount	Accumulated Amortization/ Impairment	Carrying Amount	Gross Amount	Accumulated Amortization/ Impairment	Carrying Amount
Other intangible assets:
Trade names	—	$25,200	$—	$25,200	$25,200	$—	$25,200
Technology	10.6	41,273	27,113	14,160	41,273	26,299	14,974
Customer relationships	16.8	127,304	56,942	70,362	127,304	55,687	71,617
Other intangible assets		$193,777	$84,055	$109,722	$193,777	$81,986	$111,791

We estimate that our annual amortization expense for our other intangible assets for 2016 will be approximately $8.3 million and $8.3 million annually from 2017 through 2020.

Note 6 - Pension and Other Postretirement Benefit Plans

Components of net benefit cost charged (credited) to income for the three months ended March 31:

(In thousands)	Pension Benefits		Other Benefits
	2016	2015	2016	2015
Service cost-benefits earned during the period	$175	$177	$69	$103
Interest cost on projected benefit obligation	1,869	2,354	452	860
Expected return on plan assets	(2,739)	(2,772)	—	—
Amortization of prior service (credit) cost	11	11	(371)	(9)
Amortization of loss	178	311	77	101
Total benefits cost (credited) charged to income	$(506)	$81	$227	$1,055

As of March 31, 2016, $1.5 million has been contributed in 2016 to our sponsored pension plans.  We presently anticipate contributing an additional $3.9 million to fund our pension plans during 2016 for a total of $5.4 million.

Starting in 2016, we refined the method to estimate the current service cost for pension and other postretirement benefits. Previously, the current service cost was estimated using a single weighted-average discount rate derived from the yield curve used to measure the defined benefit obligation at the beginning of the year. Under the refined method, different discount rates are derived from the same yield curve, reflecting the different timing of benefit payments for past service (the defined benefit obligation) and future service (the current service cost). Differentiating in this way represents a refinement in the basis of estimation applied in prior periods. This change does not affect the measurement of the total defined benefit obligation recorded on the consolidated balance sheet as of December 31, 2015 or any other period. The refinement compared to the previous method resulted in a decrease in the current service cost and interest components with an equal offset to actuarial gains (losses) with no net impact on the total benefit obligation. The refinement did not have a material impact on the March 31, 2016 consolidated statement of operations. This change is accounted for prospectively as a change in accounting estimate.

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

As of March 31, 2016, we had an environmental reserve of approximately $0.5 million, related primarily to our foundry operations. This reserve is based on management's review of potential liabilities as well as cost estimates related thereto. Any expenditure required for us to comply with applicable environmental laws and/or pay for any remediation efforts will not be reduced or otherwise affected by the existence of the environmental reserve. Our environmental reserve may not be adequate to cover our future costs related to the sites associated with the environmental reserve, and any additional costs may have a material adverse effect on our business, results of operations or financial condition. The discovery of additional environmental issues, the modification of existing laws or regulations or the promulgation of new ones, more vigorous enforcement by regulators, the imposition of joint and several liability under CERCLA or analogous state laws, or other unanticipated events could also result in a material adverse effect on our consolidated financial statements.

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

As of March 31, 2016, we had approximately 2,173 employees, of which 516 were salaried employees with the remainder paid hourly. Unions represent approximately 1,465 of our employees, which is approximately 67 percent of our total employees.  Each of our unionized facilities has a separate contract with the union that represents the workers employed at such facility. The union contracts expire at various times over the next few years with the exception of our union contract that covers the hourly employees at our Monterrey, Mexico, facility, which expires on an annual basis in January unless otherwise renewed. The 2016 negotiations in Monterrey were completed prior to the expiration of our union contract. In 2014, we successfully negotiated new bargaining agreements for our Erie, Pennsylvania and Rockford, Illinois facilities, which will expire on September 3, 2018 and March 25, 2019, respectively. The contract at our London, Ontario runs through March 12, 2018. No other collective bargaining agreements expire in 2016.  Our contract at Gianetti expires in October 2017.

Note 8– Financial Instruments

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

The carrying amounts of cash and cash equivalents, customer receivables, and accounts payable approximate fair value because of the relatively short maturity of these instruments.  The fair value of our 9.5% senior secured notes based on market quotes, which we determined to be Level 1 inputs, at March 31, 2016 was $293.1 million compared to the carrying amount of $304.7 million.  The fair value of our 9.5% senior secured notes based on market quotes, which we determined to be Level 1 inputs, at December 31, 2015 was approximately $263.8 million compared to the carrying amount of $304.3 million.  The Company believes the fair value of our variable interest rate Asset Based Loan ("ABL") facility at March 31, 2016 and December 31, 2015 equals the carrying value of $10.3 million, and $0 million, respectively.  As of March 31, 2016 and December 31, 2015 we had no other significant long-term financial instruments.

Note 9 – Segment Reporting

Based on our continual monitoring of the long-term economic characteristics, products and production processes, class of customer, and distribution methods of our operating segments, we have identified each of our operating segments below as reportable segments.  We believe this segmentation is appropriate based upon operating decisions and performance assessments by our President and Chief Executive Officer and our Senior Vice-President and CFO.  The accounting policies of the reportable segments are the same as described in Note 1, Summary of Significant Accounting Policies of our Annual Report on Form 10-K for the year ended 2015.

(In thousands)	Three Months Ended March 31,
	2016	2015
Net sales:
Wheels	$105,383	$108,336
Gunite	38,713	37,740
Brillion Iron Works	16,846	37,583
Consolidated total	$160,942	$183,659

Income (loss) from operations:
Wheels	$11,150	$13,252
Gunite	3,059	2,741
Brillion Iron Works	(3,369)	2,196
Corporate / Other	(8,422)	(8,861)
Consolidated total	$2,418	$9,328

Excluded from net sales above are inter-segment sales from Brillion Iron Works to Gunite, as shown in the table below:

(In thousands)	Three Months Ended March 31,
	2016	2015
Inter-segment sales	$869	$2,175

	As of
(In thousands)	March 31, 2016	December 31, 2015
Total assets:
Wheels	$468,498	$469,405
Gunite	55,830	62,045
Brillion Iron Works	46,219	45,303
Corporate / Other	16,123	26,866
Consolidated total	$586,670	$603,619

Note 10 - Debt

As of March 31, 2016, total debt was $323.7 million, consisting of $304.7 million of our outstanding 9.5% senior secured notes, net of discount and debt issuance costs, $8.7 million in short term obligations related to our majority interest in Gianetti and $10.3 million drawn on our ABL Credit Facility. As of March 31, 2016, Accuride had $18.5 million of cash plus $43.3 million in availability under its ABL Credit Facility for total liquidity of $61.8 million.  As of December 31, 2015, total debt was $314.5 million, consisting of $304.3 million of our outstanding 9.5% senior secured notes, net of discount and debt issuance costs and $10.3 million in short term obligations related to our majority interest in Gianetti.  As of December 31, 2015, Accuride had $29.8 million of cash plus $46.8 million in availability under its ABL Credit Facility for total liquidity of $76.6 million.

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

CONDENSED CONSOLIDATING BALANCE SHEETS

	March 31, 2016
(In thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
ASSETS
Cash and cash equivalents	$3,051	$—	$15,405	$—	$18,456
Customer and other receivables, net	41,481	16,597	14,197	—	72,275
Intercompany receivable (payable)	(15,807)	199,542	86,060	(269,795)	—
Inventories	14,850	17,185	8,892	(4)	40,923
Other current assets	5,369	1,641	839	—	7,849
Total current assets	48,944	234,965	125,393	(269,799)	139,503
Property, plant and equipment, net	76,787	93,203	50,482	—	220,472
Goodwill	96,283	—	—	—	96,283
Other intangible assets, net	107,406	2,316	—	—	109,722
Investments in and advances to subsidiaries and affiliates	220,697	—	—	(220,697)	—
Deferred income taxes	39,511	—	828	(39,511)	828
Other non-current assets	7,995	345	16,813	(5,291)	19,862
TOTAL	$597,623	$330,829	$193,516	$(535,298)	$586,670
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$14,069	$27,236	$18,396	$—	$59,701
Intercompany payable	94,497	139,815	35,487	(269,799)	—
Accrued payroll and compensation	2,778	5,335	3,149	—	11,262
Accrued interest payable	5,124	—	—	—	5,124
Accrued and other liabilities	8,689	8,625	12,688	(5,291)	24,711
Total current liabilities	125,157	181,011	69,720	(275,090)	100,798
Long term debt	314,954	—	66	—	315,020
Deferred and non-current income taxes	65,955	(5,804)	(654)	(39,511)	19,986
Other non-current liabilities	26,323	39,844	19,465	—	85,632
Stockholders' equity	65,234	115,778	104,919	(220,697)	65,234
TOTAL	$597,623	$330,829	$193,516	$(535,298)	$586,670

	December 31, 2015
(In thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
ASSETS
Cash and cash equivalents	$12,127	$—	$17,632	$—	$29,759
Customer and other receivables, net	34,900	14,348	16,366	366	65,980
Intercompany receivable (payable)	123,479	67,504	58,430	(249,413)	—
Inventories	20,352	19,169	8,637	(366)	47,792
Other current assets	3,689	2,957	1,753	—	8,399
Total current assets	194,547	103,978	102,818	(249,413)	151,930
Property, plant and equipment, net	78,527	95,526	50,709	—	224,762
Goodwill	96,283	—	—	—	96,283
Other intangible assets, net	109,461	2,330	—	—	111,791
Investments in and advances to subsidiaries and affiliates	221,676	—	—	(221,676)	—
Other non-current assets	2,806	345	15,702	—	18,853
TOTAL	$703,300	$202,179	$169,229	$(471,089)	$603,619
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$18,239	$35,890	$17,653	$—	$71,782
Intercompany payable	239,042	—	10,371	(249,413)	—
Accrued payroll and compensation	1,485	5,448	2,299	—	9,232
Accrued interest payable	12,521	—	—	—	12,521
Accrued and other liabilities	4,549	8,792	15,022	—	28,363
Total current liabilities	275,836	50,130	45,345	(249,413)	121,898
Long term debt	304,188	—	66	—	304,254
Deferred and non-current income taxes	17,969	(4,754)	(82)	—	13,133
Other non-current liabilities	34,453	40,575	18,452	—	93,480
Stockholders' equity	70,854	116,228	105,448	(221,676)	70,854
TOTAL	$703,300	$202,179	$169,229	$(471,089)	$603,619

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31, 2016
(In thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$111,644	$59,243	$33,883	$(43,828)	$160,942
Cost of goods sold	95,662	59,484	34,321	(43,824)	145,643
Gross profit (loss)	15,982	(241)	(438)	(4)	15,299
Operating expenses	12,300	(66)	647	—	12,881
Income (loss) from operations	3,682	(175)	(1,085)	(4)	2,418
Other income (expense):
Interest income (expense), net	(8,897)	29	467	—	(8,401)
Equity in earnings of subsidiaries	106	—	—	(106)	—
Other expense, net	414	—	647	—	1,061
Income (loss) before income taxes	(4,695)	(146)	29	(110)	(4,922)
Income tax provision	49	—	252	—	301
Net loss	(4,744)	(146)	(223)	(110)	(5,223)
Loss attributable to noncontrolling interest	—	—	(479)	—	(479)
Net loss attributable to stockholders	$(4,744)	$(146)	$256	$(110)	$(4,744)

Comprehensive income (loss)	$(5,493)	$(450)	$(136)	$586	$(5,493)

	Three Months Ended March 31, 2015
(In thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$119,499	$89,243	$31,770	$(56,853)	$183,659
Cost of goods sold	107,236	82,017	30,027	(56,552)	162,728
Gross profit	12,263	7,226	1,743	(301)	20,931
Operating expenses	11,303	254	46	—	11,603
Income (loss) from operations	960	6,972	1,697	(301)	9,328
Other income (expense):
Interest income (expense), net	(8,688)	(54)	392	—	(8,350)
Equity in earnings of subsidiaries	7,613	—	—	(7,613)	—
Other income (expense), net	(569)	—	(603)	—	(1,172)
Income (loss) before income taxes from continuing operations	(684)	6,918	1,486	(7,914)	(194)
Income tax provision	(96)	143	339	—	386
Income (loss) from continuing operations	(588)	6,775	1,147	(7,914)	(580)
Discontinued operations, net of tax	—	—	(8)	—	(8)
Net income (loss)	(588)	6,775	1,139	(7,914)	(588)
Loss attributable to noncontrolling interest	—	—	—	—	—
Net income (loss)	$(588)	$6,775	$1,139	$(7,914)	$(588)

Comprehensive income (loss)	$686	$6,865	$2,301	$(9,166)	$686

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2016
(In thousands)	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,744)	$(146)	$(223)	$(110)	$(5,223)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	3,052	4,671	1,223	—	8,946
Amortization – deferred financing costs	621	—	—	—	621
Amortization – other intangible assets	2,055	14	—	—	2,069
Loss (gain) on disposal of assets	146	(133)	86	—	99
Deferred income taxes	14	—	—	—	14
Non-cash share-based compensation	614	—	—	—	614
Equity in earnings of subsidiaries and affiliates	(106)	—	—	106	—
Change in other operating items	(29,901)	11,962	227	4	(17,708)
Net cash provided by (used in) operating activities	(28,249)	16,368	1,313	—	(10,568)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(2,632)	(4,157)	(1,943)	—	(8,732)
Proceeds from notes receivable	(7)	(3,130)	—	3,137	—
Payments on notes receivable	9,686	1,254	—	(10,939)	—
Other	1,597	—	(1,597)	—	—
Net cash provided by (used in) investing activities	8,644	(6,033)	(3,540)	(7,802)	(8,732)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	21,529	7	—	(3,137)	18,399
Payments on notes payable	(11,000)	(9,686)	—	10,939	(9,746)
Principal payments on capital leases	—	(656)	—	—	(656)
Net cash provided by (used in) financing activities	10,529	(10,335)	—	7,802	7,997
Net decrease in cash and cash equivalents	(9,076)	—	(2,227)	—	(11,303)
Cash and cash equivalents, beginning of period	12,127	—	17,632	—	29,759
Cash and cash equivalents, end of period	$3,051	$—	$15,405	$—	$18,456

	Three Months Ended March 31, 2015
(In thousands)	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(588)	$6,775	$1,139	$(7,914)	$(588)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	2,863	4,681	1,013	—	8,557
Amortization – deferred financing costs	620	—	—	—	620
Amortization – other intangible assets	1,997	42	—	—	2,039
(Gain) loss on disposal of assets	17	(18)	—	—	(1)
Deferred income taxes	30	—	—	—	30
Non-cash share-based compensation	663	—	—	—	663
Equity in earnings of subsidiaries and affiliates	(7,613)	—	—	7,613	—
Change in other operating items	(11,688)	(8,972)	(1,451)	301	(21,810)
Net cash provided by (used in) operating activities	(13,699)	2,508	701	—	(10,490)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(2,388)	(1,387)	(296)	—	(4,071)
Proceeds from notes receivable	(24,726)	(9,691)	—	34,417	—
Payment on notes receivable	37,197	21,683	—	(58,880)	—
Other	3,164	—	(3,164)	—	—
Net cash provided by (used in) investing activities	13,247	10,605	(3,460)	(24,463)	(4,071)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	20,691	24,726	—	(34,417)	11,000
Payments on notes payable	(29,683)	(37,197)	—	58,880	(8,000)
Other	—	(642)	—	—	(642)
Net cash provided by (used in) financings activities	(8,992)	(13,113)	—	24,463	2,358
Net decrease in cash and cash equivalents	(9,444)	—	(2,759)	—	(12,203)
Cash and cash equivalents, beginning of period	22,710	—	7,063	—	29,773
Cash and cash equivalents, end of period	$13,266	$—	$4,304	$—	$17,570

Note 12 – Changes in Accumulated Other Comprehensive Income (Loss) by Component

(In thousands)	Pension Plan	Post Retirement Plan	Foreign Exchange	Total
Balance as of December 31, 2015	$(35,355)	$17,855	$75	$(17,425)
Amounts reclassified from accumulated other comprehensive loss:
Actuarial costs (reclassified to salaries, wages, and benefits)	168	(271)	—	(103)
Prior service costs (reclassified to salaries, wages, and benefits)	11	(30)	—	(19)
Foreign currency translation	(628)	(222)	14	(836)
Tax expense	157	52	—	209
Other comprehensive income (loss), net of tax	(292)	(471)	14	(749)
Balance as of March 31, 2016	$(35,647)	$17,384	$89	$(18,174)

(In thousands)	Pension Plan	Post Retirement Plan	Total
Balance as of December 31, 2014	$(40,160)	$(9,478)	$(49,638)
Amounts reclassified from accumulated other comprehensive loss:
Actuarial costs (reclassified to salaries, wages, and benefits)	311	101	412
Prior service costs (reclassified to salaries, wages, and benefits)	11	(9)	2
Foreign currency translation related to pension and postretirement plans	885	321	1,206
Tax expense	(256)	(90)	(346)
Other comprehensive income (loss), net of tax	951	323	1,274
Balance as of March 31, 2015	$(39,209)	$(9,155)	$(48,364)

Certain of our post-retirement benefit programs were re-measured as of May 31, 2015 and October 1, 2015 to reflect post-65 health benefits transitioning from a self-insured plan to a Medicare Advantage Plan. The transition to the Medicare Advantage plan provides comparable benefits while taking advantage of certain government subsidies which help manage the continually rising costs of medical and prescription drug coverage.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

The accompanying unaudited condensed consolidated financial statements are prepared in conformity with U.S. GAAP and such principles are applied on a basis consistent with the information reflected in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission ("SEC").  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC.  In the opinion of management, the interim financial information includes all adjustments and accruals, consisting primarily of normal recurring adjustments, which are necessary for a fair presentation of results for the respective interim periods.  The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2016 or any interim period.  Except for the historical information contained herein, this quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties.  Our actual results may differ materially from those indicated by such forward-looking statements.

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

Our diversified customer base includes a large number of the leading commercial vehicle OEMs, such as Daimler Truck North America, LLC ("DTNA"), with its Freightliner and Western Star brand trucks, PACCAR, Inc., with its Peterbilt and Kenworth brand trucks, Navistar, Inc., with its International brand trucks, and Volvo Group North America, with its Volvo and Mack brand trucks, Daimler Trucks Europe, with its Mercedes brand trucks, Volvo Group Europe, with its Volvo and Renault brand trucks, Industrial Vehicle Corporation ("Iveco") with its Iveco brand trucks, and MAN Commercial Vehicles, with its MAN brand trucks. Our primary commercial trailer customers include leading commercial trailer OEMs, such as Great Dane Limited Partnership, Utility Trailer Manufacturing Company, and Wabash National, Inc. Our major light truck customer is General Motors Corporation. Our product portfolio is supported by strong sales, marketing and design engineering capabilities and is manufactured in ten strategically located, technologically advanced facilities across the United States, Canada, Italy and Mexico.

The heavy- and medium-duty truck and commercial trailer markets, the related aftermarket, and the global industrial, construction, and mining, markets are the primary drivers of our sales. The commercial vehicle manufacturing and replacement part markets are, in turn, directly influenced by conditions in the North American and European truck industry and generally by conditions in other industries, which indirectly impact the truck industry, such as the home-building industry, and by overall economic growth and consumer spending.  The global industrial, construction, and mining markets are driven by more macro- and global economic conditions, such as coal, oil and gas exploration, demand for mined products that are converted into industrial raw materials such as steel, iron and copper, and global construction trends.  Industry forecasts predict a decline in North American Class 8 commercial vehicle builds in 2016 compared to 2015. North American medium-duty truck builds are expected to hold steady in 2016 compared to 2015.  With regards to North American trailer production, industry experts expect year-over-year sales to marginally decline in 2016.   Compared to 2015, industry forecasts for 2016 predict a modest increase in the European Heavy- and Medium-Duty commercial vehicle builds and for European trailer builds.  With our core aftermarket business, industry experts predict year-over-year sales that show flat to marginal growth. Our Brillion castings business, which is driven more by global industrial, construction, and mining markets, expects to face continued headwinds in 2016 from broader economic weakness, particularly in the oil and gas, agriculture and global mining end-markets that it serves.

Our markets and those of our customers are becoming increasingly competitive as the global, North American, and European economic recoveries remain modest.  In the North American commercial vehicle market, OEMs are competing to maintain or increase market share in the face of evolving regulations, increasing customer emphasis on light weight and fuel efficient platforms and an economic recovery that is holding new equipment purchases at or near replacement levels.  Shifts in the market share held by each of our OEM customers impact our business to varying degrees depending on whether our products are designated as standard or optional equipment on the various platforms at each OEM.  Approximately 70 percent of our global wheel business is tied to the OEM market with the remaining 30 percent tied to the aftermarket.  Approximately 80 percent of our Gunite business is tied to the North American Aftermarket, with the remaining 20 percent tied to the North American Class 8 OEM segment. We are also continuing to see the impact of low cost country sourced products in our markets, which has particularly impacted the aftermarket for steel wheels and brake drums.  Further, broader economic weaknesses in industrial manufacturing, agriculture, mining, and oil and gas exploration impacted our Brillion business through reduced customer orders beginning in March 2015.  We expect that the substantial reductions in commodity prices that occurred in 2015 will continue to impact demand in Brillion's end markets in 2016.

In response to these conditions, we are working to continue to increase our market share and to control costs while positioning our businesses to compete at current demand levels and maintain capacity to meet future recoveries in our end markets.  Specifically, we have taken actions to align our cost run-rate to the anticipated lower volumes by adjusting our plant schedules and staffing levels. In addition, we are agressively managing corporate selling, general and administrative spending for 2016, lowering our capital expenditures by $5 million. We also continue to implement lean manufacturing practices across our facilities and our functional/administrative areas, which have resulted in significant reductions in working capital. These reductions have freed up cash for other opportunities and priorities. We have completed all of our previously disclosed capital investment projects in North America that have selectively increased our manufacturing capacity on core products, reduced labor and manufacturing costs and improved product quality.  Additionally, we have introduced and will continue to develop and roll-out new products and technologies that we believe offer better value to customers.  Further, we have been pursuing new business opportunities with both OEM and aftermarket customers and will work towards increasing our market share at OEMs by developing our relationships with large fleets in order to "pull through" our products when fleets order new equipment.  We continue to monitor competition from products manufactured in low cost countries and will take steps to combat unfair trade practices, as warranted, such as filing anti-dumping petitions with the United States government.

We believe that cash from operations, existing cash reserves, and our ABL revolving credit facility will provide adequate funds for our working capital needs, planned capital expenditures and cash interest payments through 2016 and the foreseeable future.

Results of Operations

The following tables set forth certain income statement information for Accuride for the three months ended March 31, 2016 and March 31, 2015:

	Three Months Ended March 31,
(In thousands)	2016	2015
Net sales	$160,942	$183,659
Cost of goods sold	145,643	162,728
Gross profit	15,299	20,931
Operating expenses	12,881	11,603
Income from operations	2,418	9,328
Interest expense, net	(8,401)	(8,350)
Other income (loss), net	1,061	(1,172)
Income tax expense	301	386
Income from continuing operations	(5,223)	(580)
Discontinued operations, net of tax	-	(8)
Net loss	(5,223)	(588)
Net loss attributable to noncontrolling interest	(479)	—
Net loss attributable to stockholders	$(4,744)	$(588)

Net Sales

	Three Months Ended March 31,
(In thousands)	2016	2015
Wheels	$105,383	$108,336
Gunite	38,713	37,740
Brillion	16,846	37,583
Total	$160,942	$183,659

Net sales for the three months ended March 31, 2016, were $160.9 million, down $22.7 million, or 12.4 percent, from the same period a year ago.  The decrease, was driven by $19.4 million related to the continued softness in demand at our Brillion business unit, $12.8 million in pricing related to the pass-through of lower raw material costs and $4.9 million due to lower demand in North American wheels. Partially offsetting those decreases were $10.4 million in net sales related to our majority investment in Gianetti Ruote and $4.0 million from increased market share at Gunite.

Net sales for our Wheels segment decreased 2.7 percent during the three months ended March 31, 2016 compared to the same period in 2015 primarily due to decreased production volume from our OEM customers and aftermarket customers, partially offset with new European sales.  Net sales for our Gunite segment increased 2.6 percent primarily due to increased market share of aftermarket drums partially offset by lower year-over-year pricing primarily related to a pass-through of lower raw material and commodity costs.  Our Gunite products have a higher concentration of aftermarket demand, primarily due to the brake drum products that Gunite produces, which are replaced more often than our other products.  Our Brillion segment's net sales decreased by 55.2 percent due to lower demand in industrial manufacturing, agriculture, mining, and oil and gas markets stemming from recent substantial reductions in commodity prices.

North American commercial vehicle industry production builds as reported by ACT Publications were as follows:

	For the Three Months Ended March 31,
	2016	2015
Class 8	64,027	79,320
Classes 5-7	63,798	56,646
Trailer	73,754	73,987

European commercial vehicle industry production builds as reported by LMC Automotive Limited were as follows:

	For the Three Months Ended March 31,
	2016	2015
European Heavy Trucks (>16t)	103,740	96,321
European Medium Trucks (3.5lt-16t)	23,413	22,280
Trailers	76,560	70,445

While we serve the commercial vehicle aftermarket segment, there is no industry data to compare our aftermarket sales to industry demand from period to period.  Approximately 70 percent of our global Wheels business is tied to the OEM markets, with the remaining 30 percent tied to the aftermarket. Approximately 80 percent of our Gunite business is tied to the North American Aftermarket, with the remaining 20 percent tied to the North American Class 8 segment. We expect to continue to experience competition from low-cost country sourced products that compete with products produced by our Wheels and Gunite operating segments.  We expect that the substantial reductions in commodity prices that occurred in 2015 will continue to impact demand in Brillion's end markets in 2016.

Cost of Goods Sold

The table below represents the significant components of our cost of goods sold.

	Three Months Ended March 31,
(In thousands)	2016	2015
Raw materials	$67,167	$83,902
Depreciation	8,937	8,541
Labor and other overhead	69,539	70,285
Total	$145,643	$162,728

Raw materials costs decreased by $16.7 million, or 19.9 percent, during the three months ended March 31, 2016 due to decreased production volume and decreased raw material commodity costs.

Labor and overhead costs decreased by $0.7 million, or 1.1 percent, primarily due to decreased demand for our products, coupled with continued efficiencies gained through operational lean manufacturing initiatives. This decrease is partially offset by increases in production at Gianetti.

Operating Expenses

	Three Months Ended March 31,
(In thousands)	2016	2015
Selling, general, and administrative	$8,653	$7,995
Research and development	2,150	1,563
Depreciation and amortization	2,078	2,045
Total	$12,881	$11,603

Operating expenses increased by $1.3 million in 2016 compared to the same period in 2015.  This increase was related to selling, general and administrative from Gianetti facility, calendar timing of spending on North America selling, general and administrative costs, year-over-year increases in research and development, one-time severance costs associated with corporate cost reductions, and the continued pursuit of appropriate strategic growth initiatives.

Operating Income (Loss)

	Three Months Ended March 31,
(In thousands)	2016	2015
Wheels	$11,150	$13,252
Gunite	3,059	2,741
Brillion	(3,369)	2,196
Corporate/Other	(8,422)	(8,861)
Total	$2,418	$9,328

Operating income for the Wheels segment was 10.6 percent of its net sales for the three months ended March 31, 2016 compared to 12.2 percent for the three months ended March 31, 2015.  This decreased operating income is a result of reduced North American sales and lower margin European sales.

Operating income for the Gunite segment was 7.9 percent of its net sales for the three months ended March 31, 2016 and 7.3 percent for the three months ended March 31, 2015.  During the three months ended March 31, 2016, Gunite showed higher contribution on relatively flat sales due mainly to savings created by operational efficiencies in the form of annual continuous improvement initiatives, coupled with decreased raw material commodity costs.

The operating loss for the Brillion segment was 20.0 percent of its net sales for the three months ended March 31, 2016 compared to 5.8 percent of income for same period in 2015 primarily due to volume decreases resulting from weakening oil and gas, agriculture, and global mining related sales.

The operating loss for the Corporate segment was 5.2 percent of consolidated net sales for the three months ended March 31, 2016 as compared to 4.8 percent for the comparative period in 2015.  This increase was related to calendar timing of spending on North America selling, general, and administrative costs and one-time severance costs associated with corporate cost reductions.

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

The Wheels reporting unit, which has $96.3 million of goodwill recorded as of December 31, 2015, passed the step one test at both the annual measurement testing date, November 30, 2015, and the December 31, 2015 testing date. As of December 31, 2015, the Wheels reporting unit fair value was estimated to be four percent 4% in excess of its carrying value.  The valuation for the Wheels reporting unit is significantly driven by projected builds for Class 5-8 and Trailers for the North American commercial vehicle industry. A sustained, long-term decline in projected builds for these trucks and trailers could have a significant impact on the Wheels reporting unit's ability to pass the step one test in future periods.

Due to the cyclical nature of the North American commercial vehicle industry and our other end-markets, along with other economic trends, the Company has continued to closely monitor the performance of the Wheels reporting unit for indication of potential impairment. As of March 31, 2016 the Company concluded that there was no indication of impairment to its Wheels reporting unit Goodwill. With that said, the Company will continue to closely monitor the performance of the Wheels reporting unit for any further indication of potential impairment.

Interest Expense

Net interest expense remained flat at $8.4 million for the three months ended March 31, 2016 and March 31, 2015.

Income Tax Provision

We recognized an income tax expense of $0.3 million and $0.4 in the three months ended March 31, 2016, and March 31, 2015, respectively.

Our effective tax rate is (6.1) percent and (199.0) percent for the three months ended March 31, 2016 and 2015, respectively.  The effective tax rate for the quarter is impacted by the relative impact of discrete items, which are accounted for as they occur, as well as the recognition of a full valuation against deferred tax assets for our U.S. operations, and the exception provided in ASC740, Accounting for Income Taxes, which is discussed below.

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

Changes in Financial Condition

As of March 31, 2016, we had total assets of $586.7 million, compared to total assets of $603.6 million at December 31, 2015.  The $16.9 million, or 2.8%, decrease in total assets primarily resulted from changes in working capital. We define working capital as current assets (excluding cash) less current liabilities.

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

The following table summarizes the major components of our working capital as of the periods listed below:

(In thousands)	March 31, 2016	December 31, 2015
Receivables	$72,275	$65,980
Inventories	40,923	47,792
Other current assets	7,849	8,399
Accounts payable	(59,701)	(71,782)
Accrued payroll and compensation	(11,262)	(9,232)
Accrued interest payable	(5,124)	(12,521)
Accrued workers compensation	(2,749)	(3,133)
Short-term debt obligations	(8,689)	(10,286)
Other current liabilities	(13,273)	(14,944)
Working capital	$20,249	$273

Significant changes in working capital included:

•	an increase in receivables of $6.3 million due to increased sales the last month of the quarter;
•	a decrease in inventory of $6.9 million due to planned inventory reductions for the quarter;
•	a decrease in accounts payable of $12.1 million primarily due to timing of purchases leading into the end of the respective periods;
•	an increase in accrued payroll and compensation of $2.0 million primarily due to the reduction of bonus accruals;
•	a decrease in interest payable of $7.4 million primarily due to the semi-annual interest payment in February 2016; and
•	a decrease in short-term debt of $1.6 million primarily due to the reduction in factoring payable reflected on the balance sheet.

Capital Resources and Liquidity

Our primary sources of liquidity during the three months ended March 31, 2016 were cash from operations and cash reserves.  We believe that cash from operations, existing cash reserves, and our ABL facility will provide adequate funds for our working capital needs, planned capital expenditures and cash interest payments through 2016 and the foreseeable future.

As of March 31, 2016, we had $18.5 million of cash plus $43.3 million in availability under our ABL Facility for a total liquidity of $61.8 million.  As of December 31, 2015, we had $29.8 million in cash plus $46.8 million in availability under our ABL credit facility for total liquidity of $76.6 million.

Our ability to fund working capital needs, planned capital expenditures, scheduled semi-annual interest payments, and to comply with any financial covenants under our ABL Facility depends on our future operating performance and cash flow, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

Operating Activities

Net cash used in operating activities during the three months ended March 31, 2016 amounted to $10.6 million compared to cash used in operations of $10.5 million for the period ended March 31, 2015.  The cash used in operating activities was flat versus the previous year and was a result of our lower net income for the quarter (volume driven) being offset by planned reductions in inventory for the quarter.

Investing Activities

Net cash used in investing activities totaled $8.7 million for the three months ended March 31, 2016 compared to a use of $4.1 million for the period ended March 31, 2015.  Our most significant cash outlays for investing activities are the purchases of property, plant and equipment.  Capital expenditures for 2016 are currently expected to be around $30 million, which we expect to fund through existing cash from operations, cash reserves, or from our ABL facility.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2016 was $8.0 million compared to $2.4 million for the three months ended March 31, 2015.  The increase in cash used reflects larger draws on the facility to finance current quarter needs.

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

Italy Bank Credit Lines

As of March 31, 2016, the Gianetti business unit utilized bank credit lines totaling a combined limit of €7.6 million ($8.7 million).  These credit lines provide liquidity to Gianetti for supplier payments, payroll, taxes and other disbursements.  Accounts receivable receipts from customers are also deposited to these credit lines to reduce the outstanding balance.  The average interest rate for all credit lines, determined per calculations as set forth in the bank agreements, equals 3.6%.  Interest is paid monthly.  Credit lines are classified as short term due to the agreements allowing for termination with notice by either party.

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

Critical Accounting Policies and Estimates.

We have made a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America.  Actual results could differ significantly from those estimates under different assumptions and conditions.  We included in our Form 10-K for the year ended December 31, 2015 a discussion of our most critical accounting policies, which are those that have a material impact on our financial condition or operating performance and require management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

Such forward-looking statements are based on assumptions and estimates, which although believed to be reasonable, may turn out to be incorrect.  Therefore, undue reliance should not be placed upon these estimates and statements.  We cannot assure that any of these statements, estimates, or beliefs will be realized and actual results may differ from those contemplated in these "forward-looking statements."  We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise.  You are advised to consult further disclosures we may make on related subjects in our filings with the SEC.  In addition to other factors discussed in this report, some of the important factors that could cause actual results to differ materially from those discussed in the forward-looking statements include, without limitation, the following:

•	changes in commercial vehicle industry build rates and demand in 2016 and 2017 could have a material adverse effect on our business;
•	further demand reductions in the global oil and gas, industrial, mining, and agricultural industries in 2016 and 2017 could have a material adverse effect on our business;
•	the loss of a major customer could have a material adverse effect on our business;
•	competition from products sourced in low cost countries could have an adverse effect on our business;
•	the demands of original equipment manufacturers for price reductions may adversely affect profitability;
•	we use a substantial amount of raw steel, aluminum, cast scrap, and foundry steel and are vulnerable to industry shortages, significant price increases, and surcharges, some of which we may not be able to pass through to our customers;
•	our credit documents contain significant financial and operating covenants that may limit the discretion of management with respect to certain business matters;
•	failure to comply with the obligations, including applicable financial ratios and tests, contained in the debt agreements could result in an event of default, and possibly the acceleration of the related debt and the acceleration of debt under other instruments evidencing debt that may contain cross-acceleration or cross-default provisions;
•	a labor strike may disrupt our supply of products to our customer base;
•	we may encounter increased competition in the future from existing competitors or new competitors;
•	our significant indebtedness may have important consequences, including, but not limited to, impairment of our ability to obtain additional financing, reduction of funds available for operations and business opportunities or limitations on our ability to dispose of assets;
•	significant volatility in the foreign currency markets could have an adverse effect on us;
•	our ability to service our indebtedness is dependent upon operating cash flow;
•	an interruption of performance of our machinery and equipment could have an adverse effect on us;
•	an interruption in supply of metals could reduce our ability to obtain favorable sourcing of such raw materials;
•	any product quality issue or an adverse judgment in legal proceedings could have an adverse effect on our business;
•	we may be subject to liability under certain environmental laws and the cost of compliance with these regulations could have a material adverse effect on our financial condition and may adversely affect our ability to sell or rent such property or to borrow using such property as collateral; and
•	our success depends largely upon the abilities and experience of certain key management personnel and the loss of the services of one or more of these key personnel could have a negative impact on our business.

For further information, refer to the business description and additional risk factors sections included in our Form 10-K for the year ended December 31, 2015, as filed with the SEC.

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

Foreign Currency Risk

Certain forecasted transactions, assets, and liabilities are exposed to foreign currency risk. We monitor our foreign currency exposures to maximize the overall effectiveness of our foreign currency derivatives. The principal currencies of exposure are the Canadian Dollar, Euro, and Mexican Peso. From time to time, we use foreign currency financial instruments to offset the impact of the variability in exchange rates on our operations, cash flows, assets and liabilities.  The counterparty to the foreign exchange contracts is a financial institution with an investment grade credit rating. The use of forward contracts protects our cash flows against unfavorable movements in exchange rates, to the extent of the amount under contract.  At March 31, 2016, there were no open foreign exchange contracts.

Foreign currency derivative contracts provide only limited protection against currency risks. Factors that could impact the effectiveness of our currency risk management programs include accuracy of sales estimates, volatility of currency markets and the cost and availability of derivative instruments.

Raw Material/Commodity Price Risk

We rely upon the supply of certain raw materials and commodities in our production processes, and we have entered into firm purchase commitments for certain metals and natural gas. Additionally, from time to time, we use commodity price swaps and futures contracts to manage the variability in certain commodity prices on our operations and cash flows. At March 31, 2016 we had no open commodity price swaps or futures contracts.

Interest Rate Risk

We use debt as a primary source of capital. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for our long-term fixed-rate debt and other types of debt at March 31, 2016:

(Dollars in thousands)	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
Long-term Debt:
Fixed Rate Debt	—	—	$310,000	—	—	—	$310,000	$293,059
Average Rate	—	—	9.5%	—	—	—	9.5%
Variable Rate Debt	—	—	$10,250	—	—	—	$10,250	$10,250
Average Rate	—	—	2.4%	—	—	—	2.4%
Short-term Debt:
Variable Rate Debt	$6,400	—	—	—	—	—	$6,400	$6,400
Average Rate	3.6%	—	—	—	—	—	3.6%

Item 4.	Controls and Procedures

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

10.1*	—	Form of Performance Bonus Agreement (2016). Previously filed as an exhibit to Form 8-K filed on March 16, 2016 and incorporated herein by reference.
10.2*	—	Form of Time-Vesting Cash Bonus Agreement (2016). Previously filed as an exhibit to Form 8-K filed on March 16, 2016 and incorporated herein by reference.
10.3*	—	Form of Time-Vesting Cash Bonus Agreement – Non-Employee Director (2016). Previously filed as an exhibit to Form 8-K filed on March 16, 2016 and incorporated herein by reference.
31.1†	—	Section 302 Certification of Richard F. Dauch in connection with the Quarterly Report on Form 10-Q on Accuride Corporation for the period ended March 31, 2016.
31.2†	—	Section 302 Certification of Michael A. Hajost in connection with the Quarterly Report on Form 10-Q of Accuride Corporation for the period ended March 31, 2016.
32.1††	—	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
101.INS†	—	XBRL Instance Document
101.SCH†	—	XBRL Taxonomy Extension Schema Document
101.CAL†	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB†	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	—	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF†	—	XBRL Taxonomy Extension Definition Linkbase Document

†	Filed herewith
††	Furnished herewith
*	Management contract or compensatory agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCURIDE CORPORATION

/s/ RICHARD F. DAUCH	Dated: May 3, 2016
Richard F. Dauch
President and Chief Executive Officer
(Principal Executive Officer)

/s/ MICHAEL A. HAJOST	Dated: May 3, 2016
Michael A. Hajost
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)