Form 10-Q
period 2016-06-30
ACCURIDE CORP
filed 2016-07-26
CIK 817979

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark One)
☑	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016.

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

As of July 21, 2016, 48,242,482 shares of Accuride Corporation common stock, par value $0.01 per share, were outstanding.

ACCURIDE CORPORATION

Part I.  FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

ACCURIDE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except for share and per share data)	June 30, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$27,831	$29,759
Customer receivables, net of allowance for doubtful accounts of $1,486 and $1,285 in 2016 and 2015, respectively	63,712	58,866
Other receivables	6,813	7,114
Inventories	39,744	47,792
Prepaid expenses and other current assets	8,387	8,399
Total current assets	146,487	151,930
PROPERTY, PLANT AND EQUIPMENT, net	216,211	224,762
OTHER ASSETS:
Goodwill	96,283	96,283
Other intangible assets, net	107,598	111,791
Deferred financing costs, net of accumulated amortization of $3,283 and $3,073 in 2016 and 2015, respectively	767	977
Deferred income taxes	834	741
Pension asset	14,932	12,060
Other	5,108	5,075
TOTAL	$588,220	$603,619
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$61,958	$71,782
Accrued payroll and compensation	9,638	9,232
Accrued interest payable	12,384	12,521
Accrued workers compensation	3,765	3,133
Short-term debt obligations	10,192	10,286
Accrued and other liabilities	13,560	14,944
Total current liabilities	111,497	121,898
LONG-TERM DEBT	305,354	304,254
DEFERRED INCOME TAXES	13,302	13,133
NON-CURRENT INCOME TAXES PAYABLE	6,709	6,676
OTHER POSTRETIREMENT BENEFIT PLAN LIABILITY	50,576	49,734
PENSION BENEFIT PLAN LIABILITY	24,684	26,545
OTHER LIABILITIES	8,534	10,525
COMMITMENTS AND CONTINGENCIES (Note 7)	—	—
STOCKHOLDERS' EQUITY:
Preferred Stock, $0.01 par value; 10,000,000 shares authorized	—	—
Common Stock, $0.01 par value; 80,000,000 shares authorized, 48,244,474 and 47,953,555 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively, and additional paid-in-capital	445,106	444,253
Accumulated other comprehensive loss	(18,479)	(17,425)
Accumulated deficiency	(372,106)	(369,824)
Total stockholders' equity	54,521	57,004
Noncontrolling interest	13,043	13,850
Total equity	67,564	70,854
TOTAL	$588,220	$603,619

See notes to unaudited condensed consolidated financial statements.

ACCURIDE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands except per share data)	2016	2015	2016	2015

NET SALES	$164,116	$185,380	$325,058	$369,039
COST OF GOODS SOLD	140,858	159,474	286,501	322,202
GROSS PROFIT	23,258	25,906	38,557	46,837
OPERATING EXPENSES:
Selling, general and administrative	11,767	11,722	24,648	23,325
INCOME FROM OPERATIONS	11,491	14,184	13,909	23,512
OTHER EXPENSE:
Interest expense, net	(8,405)	(8,354)	(16,806)	(16,704)
Other income (loss), net	(497)	(84)	564	(1,256)
INCOME (LOSS) BEFORE INCOME TAXES FROM CONTINUING OPERATIONS	2,589	5,746	(2,333)	5,552
INCOME TAX EXPENSE (BENEFIT)	455	(378)	756	8
INCOME (LOSS) FROM CONTINUING OPERATIONS	2,134	6,124	(3,089)	5,544
DISCONTINUED OPERATIONS, NET OF TAX	—	215	—	207
NET INCOME (LOSS)	$2,134	$6,339	$(3,089)	$5,751
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(328)	—	(807)	—
NET INCOME (LOSS) ATTRIBUTABLE TO STOCKHOLDERS	$2,462	$6,339	$(2,282)	$5,751
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Amounts reclassified from accumulated other comprehensive income	(305)	17,566	(1,054)	18,840
COMPREHENSIVE INCOME (LOSS)	$2,157	$23,905	$(3,336)	$24,591

Amounts attributable to stockholders:
Income (loss) from continuing operations, net of tax	2,462	6,124	(2,282)	5,544
Discontinued operations, net of tax	—	215	—	207
Net income (loss) attributable to stockholders	$2,462	$6,339	$(2,282)	$5,751

Weighted average common shares outstanding—basic	48,307	47,991	48,204	47,907
Basic income (loss) per share – continuing operations	$0.05	$0.13	$(0.05)	$0.12
Basic income per share – discontinued operations	—	—	—	—
Basic income (loss) per share	$0.05	$0.13	$(0.05)	$0.12
Weighted average common shares outstanding—diluted	49,189	49,286	48,644	48,554
Diluted income (loss) per share – continuing operations	$0.05	$0.13	$(0.05)	$0.12
Diluted income per share – discontinued operations	—	—	—	—
Diluted income (loss) per share	$0.05	$0.13	$(0.05)	$0.12

See notes to unaudited condensed consolidated financial statements.

ACCURIDE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

(In thousands)	Common Stock and Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficiency	Noncontrolling Interest	Total Stockholders' Equity

BALANCE—April 1, 2015	$442,931	$(48,364)	$(362,778)	$—	$31,789
Net income	—	—	6,339	—	6,339
Share-based compensation expense	786	—	—	—	786
Tax impact of forfeited vested shares	(48)	—	—	—	(48)
Other comprehensive income, net of tax	—	17,566	—	—	17,566
BALANCE—June 30, 2015	$443,669	$(30,798)	$(356,439)	$—	$56,432

BALANCE—April 1, 2016	$444,605	$(18,174)	$(374,568)	$13,371	$65,234
Net income (loss)	—	—	2,462	(328)	2,134
Share-based compensation expense	455	—	—	—	455
Tax impact of forfeited vested shares	46	—	—	—	46
Other comprehensive loss, net of tax	—	(305)	—	—	(305)
BALANCE—June 30, 2016	$445,106	$(18,479)	$(372,106)	$13,043	$67,564

(In thousands)	Common Stock and Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficiency	Noncontrolling Interest	Total Stockholders' Equity

BALANCE— January 1, 2015	$442,631	$(49,638)	$(362,190)	$—	$30,803
Net income	—	—	5,751	—	5,751
Share-based compensation expense	1,449	—	—	—	1,449
Tax impact of forfeited vested shares	(411)	—	—	—	(411)
Other comprehensive income, net of tax	—	18,840	—	—	18,840
BALANCE—June 30, 2015	$443,669	$(30,798)	$(356,439)	$—	$56,432

BALANCE—January 1, 2016	$444,253	$(17,425)	$(369,824)	$13,850	$70,854
Net loss	—	—	(2,282)	(807)	(3,089)
Share-based compensation expense	1,069	—	—	—	1,069
Tax impact of forfeited vested shares	(216)	—	—	—	(216)
Other comprehensive loss, net of tax	—	(1,054)	—	—	(1,054)
BALANCE—June 30, 2016	$445,106	$(18,479)	$(372,106)	$13,043	$67,564

See notes to unaudited condensed consolidated financial statements.

ACCURIDE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(In thousands)	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,089)	$5,751
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation of property, plant and equipment	18,164	16,930
Amortization – deferred financing costs and debt discount	1,242	1,239
Amortization – other intangible assets	4,193	4,079
Loss on disposal of assets	57	98
Deferred income taxes	5	(463)
Non-cash share-based compensation	1,069	1,449
Changes in certain assets and liabilities:
Receivables	(4,545)	(14,121)
Inventories	8,048	2,341
Prepaid expenses and other assets	(1,901)	(1,642)
Accounts payable	(6,017)	7,346
Accrued and other liabilities	(4,406)	(4,387)
Net cash provided by operating activities	12,820	18,620
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(13,477)	(9,244)
Net cash used in investing activities	(13,477)	(9,244)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolver	20,796	16,000
Payments on revolver	(20,754)	(23,000)
Principal payments on capital leases	(1,313)	(1,288)
Other	—	(14)
Net cash used in financing activities	(1,271)	(8,302)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,928)	1,074
CASH AND CASH EQUIVALENTS—Beginning of period	29,759	29,773
CASH AND CASH EQUIVALENTS—End of period	$27,831	$30,847

Supplemental cash flow information:
Cash paid for interest	$15,659	$15,394
Cash paid for income taxes	$410	$1,629
Non-cash transactions:
Purchases of property, plant and equipment in accounts payable	$2,484	$4,168

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

The results of operations for the six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016.  The unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto disclosed in Accuride's Annual Report on Form 10-K for the year ended December 31, 2015.

Noncontrolling Interest—Noncontrolling interests represent ownership interest in the Company's majority-owned subsidiary, Gianetti Ruote, S.r.l. ("Gianetti"), held by third parties. Noncontrolling interest is recognized as a component of equity in the Company's consolidated balance sheets and as net income (loss) attributable to noncontrolling interest in the consolidated statements of operations and comprehensive income (loss) and is captured within the summary of changes in equity attributable to controlling and noncontrolling interest.

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

Earnings Per Common Share – Basic and diluted earnings per common share were computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands except per share data)	2016	2015	2016	2015
Numerator:
Net income (loss) from continuing operations	$2,462	$6,124	$(2,282)	$5,544
Net income from discontinued operations	—	215	—	207
Net income (loss)	$2,462	$6,339	$(2,282)	$5,751
Denominator:
Weighted average shares outstanding – Basic	48,307	47,991	48,204	47,907
Weighted average shares outstanding – Diluted	49,189	49,286	48,644	48,554

Basic income (loss) per common share
From continuing operations	$0.05	$0.13	$(0.05)	$0.12
From discontinued operations	—	—	—	—
Basic income (loss) per common share	$0.05	$0.13	$(0.05)	$0.12

Diluted income (loss) per common share
From continuing operations	$0.05	$0.13	$(0.05)	$0.12
From discontinued operations	—	—	—	—
Diluted income (loss) per common share	$0.05	$0.13	$(0.05)	$0.12

As of June 30, 2016, there were options exercisable for 138,231 shares that were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.  As of June 30, 2015, there were options exercisable for 144,095 shares that were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.

Share-Based Compensation – Compensation expense for share-based compensation programs recognized as a component of operating expenses was $0.5 million and $0.8 million for the three months ended June 30, 2016 and June 30, 2015, respectively.  Compensation expense for share-based compensation programs recognized as a component of operating expenses was $1.1 million and $1.4 million for the six months ended June 30, 2016 and June 30, 2015, respectively.

As of June 30, 2016, there was approximately $3.0 million of unrecognized pre-tax compensation expense related to share-based awards not yet vested that will be recognized over a weighted-average period of 1.5 years.

Income Tax – We compute on a quarterly basis an estimated annual effective tax rate considering ordinary income and related income tax (benefit) expense. Ordinary income refers to income (loss) before income tax expense excluding significant, unusual, or infrequently occurring items. The tax effect of an unusual or infrequently occurring item is recorded in the interim period in which it occurs. Other items included in income tax expense in the periods in which they occur include the cumulative effect of changes in tax laws or rates, foreign exchange gains and losses, adjustments to uncertain tax positions, and adjustments to our valuation allowance due to changes in judgment in the realizability of federal and state deferred tax assets in future years.

We have assessed the need to maintain a valuation allowance for deferred tax assets based on an assessment of whether it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Appropriate consideration is given to all available evidence, both positive and negative, in assessing the need for a valuation allowance. Due to our recent history of U.S. and Italian operating and taxable losses, the inconsistency of income, and the uncertainty of our financial outlook, we continue to maintain a full valuation allowance against our domestic deferred tax assets. Deferred tax assets in our foreign jurisdictions are more likely than not to be recognized, therefore, no valuation allowance has been recorded for these assets.

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

On January 5, 2016, the FASB issued ASU 2016-01, Financial Instructions-Overall (Topic 825-10).  The amendments in this update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This amendment is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is evaluating the effect, if any, on its financial statements.

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

On March 17, 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606).  The amendments in this update clarify the implementation guidance on principal versus agent considerations. The amendments in this update are effective and the transition requirements are the same as the effective date and transition requirements of ASU 2014-09.  The Company is evaluating the effect, if any, on its financial statements.

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

On April 14, 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments in this update clarify guidance related to identifying performance obligations and licensing implementation guidance contained in ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements in Topic 606 (and any other Topic amended by ASU 2014-09). ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of ASU 2014-09 by one year. The Company is evaluating the effect, if any, on its financial statements.

On May 9, 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The amendments in this update address narrow-scope improvements to the guidance on collectibility, noncash consideration, and completed contracts at transition. Additionally, the amendments in this update provide a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements in Topic 606 (and any other Topic amended by ASU 2014-09). ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of ASU 2014-09 by one year. The Company is evaluating the effect, if any, on its financial statements.

On June 16, 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instrument.  The amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  For public business entities that are U.S. Securities and Exchange Commission (SEC) filers, the amendments in the ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  The Company is evaluating the effect, if any, on its financial statements.

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

On April 7, 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. FASB issued this update as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative). To simplify presentation of debt issuance costs, the amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.

The Company has recently adopted ASU 2015-03. Accordingly, costs relating to obtaining the Senior Secured Notes ("the Notes"), which are capitalized and amortized over the term of the related debt using the effective interest method, have been reclassified to Long Term Debt in the accompanying condensed consolidated balance sheets. The prior year consolidated balance sheet has been adjusted to conform to the current year presentation, in accordance with the retroactive requirements of ASU 2015-03.  These deferred financing costs net of accumulated amortization associated with the Notes as of June 30, 2016 and December 31, 2015 were $2.6 million and $3.1 million, respectively.

At the June 18, 2015, EITF meeting, the SEC staff clarified that ASU 2015-03 does not address issuance costs associated with revolving-debt arrangements and announced that it would not object to an entity deferring and presenting such costs as an asset and subsequently amortizing the costs ratably over the term of the revolving debt arrangement. Based in the SEC staff's comments, the Company has elected to recognize costs incurred in connection with the revolving ABL Credit Agreement as a deferred asset. These deferred financing costs are subsequently amortized over the life of the related debt using the effective interest method. Deferred financing costs net of accumulated amortization associated with the revolving ABL credit facility as of June 30, 2016 and December 31, 2015 were $0.8  million and $1.0 million, respectively.

Note 2 - Acquisitions

On November 3, 2015, Accuride subscribed to a controlling seventy percent (70%) ownership interest in Gianetti, an Italian manufacturer of steel wheels for heavy- and medium-duty commercial vehicles and motorcycles, in exchange for a commitment to invest €19.75 million ($21.8 million) in Gianetti. The remaining 30 percent ownership interest in Gianetti was retained by MW Italia S.r.l., a subsidiary of Coils Lamiere Nastri - C.L.N. S.p.A.  Accuride contributed €3.75 million ($4.1 million) to Gianetti after closing and has agreed to invest the remaining commitments no later than as follows:  €5.4 million ($5.9 million) in 2016, €9.1 million ($10.1 million) in 2017, and the remainder in 2018.  Accuride will finance its remaining investment in Gianetti through general working capital and availability under its existing credit agreements.  Gianetti's principle manufacturing and engineering facility is located in Ceriano Laghetto, near Milan, Italy. The Company acquired the controlling interest to expand into the European market under its "Grow" strategy. The results of operations have been included in the consolidated financial statements since the date of acquisition.

The following summarizes the allocation of the purchase price (in thousands) to the fair value of the assets and liabilities acquired including noncontrolling interest:

Accounts receivable	$11,063
Inventory	6,571
Other current assets	41
Property, plant and equipment	21,124
Accounts payable	(9,911)
Short term debt	(8,406)
Other current liabilities	(3,364)
Severance indemnity	(2,772)
Long-term debt	(66)
Noncontrolling interest	(14,280)
Total consideration	$—

The pro forma revenue and losses of the combined entity had the acquisition occurred on January 1, 2015 are as follows:

	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
(In thousands)	Revenue	Net Income	Revenue	Net Income

Supplemental pro forma financial information	$196,377	$5,385	$388,423	$2,525

Pro forma financial information includes an adjustment for depreciation based on the step up value of property, plant and equipment.

Note 3 – Discontinued Operations

The Company has recognized certain operating results related to its Imperial Group, sold in 2013, and Bostrom, sold in 2011, businesses in Discontinued Operations.

The following table presents sales and income attributable to discontinued operations.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015

Net sales	$—	$—	$—	$—

Loss from operations	—	(11)	—	(21)
Other income	—	226	—	228
Discontinued Operations	$—	$215	$—	$207

Note 4 - Inventories

Inventories at June 30, 2016 and December 31, 2015, on a first-in, first-out ("FIFO") basis, were as follows:

(In thousands)	June 30, 2016	December 31, 2015
Raw materials	$9,772	$9,836
Work in process	12,536	14,135
Finished manufactured goods	17,436	23,821
Total inventories	$39,744	$47,792

Note 5 - Goodwill and Other Intangible Assets

The gross goodwill is $163.5 million as of June 30, 2016 and December 31, 2015. The accumulated impairment is $67.3 million for the periods ended June 30, 2016 and December 31, 2015.  As of June 30, 2016 and December 31, 2015, the accumulated impairment is related to our Gunite and Brillion reporting units.  The carrying value of our goodwill at June 30, 2016 and December 31, 2015 of $96.3 million, related exclusively to our Wheels reporting unit.

The changes in the carrying amount of other intangible assets for the period December 31, 2015 to June 30, 2016, by reportable segment, are as follows:

(In thousands)	Wheels	Brillion Iron Works	Gunite	Total
Balance as of December 31, 2015	$107,475	$2,330	$1,986	$111,791
Amortization	(3,996)	(83)	(114)	(4,193)
Balance as of June 30, 2016	$103,479	$2,247	$1,872	$107,598

The changes in the carrying amount of other intangible assets for the period December 31, 2014 to June 30, 2015, by reportable segment, are as follows:

(In thousands)	Wheels	Brillion Iron Works	Gunite	Total
Balance as of December 31, 2014	$115,465	$2,498	$—	$117,963
Amortization	(3,995)	(84)	—	(4,079)
Balance as of June 30, 2015	$111,470	$2,414	$—	$113,884

The summary of other intangible assets is as follows:

		As of June 30, 2016			As of December 31, 2015
(In thousands)	Weighted Average Useful Lives	Gross Amount	Accumulated Amortization/ Impairment	Carrying Amount	Gross Amount	Accumulated Amortization/ Impairment	Carrying Amount
Other intangible assets:
Trade names	—	$25,200	$—	$25,200	$25,200	$—	$25,200
Technology	10.6	41,273	27,927	13,346	41,273	26,299	14,974
Customer relationships	16.8	127,304	58,252	69,052	127,304	55,687	71,617
Other intangible assets		$193,777	$86,179	$107,598	$193,777	$81,986	$111,791

We estimate that our annual amortization expense for our other intangible assets for 2016 through 2020 will be approximately $16.8 million.

Note 6 - Pension and Other Postretirement Benefit Plans

Components of net periodic benefit cost for the six months ended June 30, 2016:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
(In thousands)	2016	2015	2016	2015	2016	2015	2016	2015
Service cost-benefits earned during the period	$181	$179	$69	$101	$356	$356	$138	$204
Interest cost on projected benefit obligation	1,869	2,370	502	754	3,738	4,724	953	1,614
Expected return on plan assets	(2,723)	(2,785)	—	—	(5,462)	(5,557)	—	—
Amortization of prior service (credit) cost	11	11	(372)	(93)	22	22	(743)	(102)
Amortization of loss	184	320	87	94	362	631	165	195
Total benefit cost charged (credited) to income	$(478)	$95	$286	$856	$(984)	$176	$513	$1,911

As of June 30, 2016, $2.3 million has been contributed in 2016 to our sponsored pension plans.  We presently anticipate contributing an additional $1.3 million to fund our pension plans during 2016 for a total of $3.6 million.

Certain of our post-retirement benefit programs were re-measured as of May 31, 2015 to reflect post-65 health benefits transitioning from a self-insured plan to a Medicare Advantage Plan. The transition to the Medicare Advantage plan provides comparable benefits while taking advantage of certain government subsidies which help to manage the continually rising costs of medical and prescription drug coverage.  The re-measurement resulted in a liability reduction of $17.9 million and corresponding gain in Accumulated Other Comprehensive Income.  This re-measurement takes into account the impact of the anticipated future program cost savings and current interest rate environments.

Starting in 2016, we refined the method to estimate the current service cost for pension and other postretirement benefits. Previously, the current service cost was estimated using a single weighted-average discount rate derived from the yield curve used to measure the defined benefit obligation at the beginning of the year. Under the refined method, different discount rates are derived from the same yield curve, reflecting the different timing of benefit payments for past service (the defined benefit obligation) and future service (the current service cost). Differentiating in this way represents a refinement in the basis of estimation applied in prior periods. This change does not affect the measurement of the total defined benefit obligation recorded on the consolidated balance sheet as of December 31, 2015 or any other period. The refinement compared to the previous method resulted in a decrease in the current service cost and interest components with an equal offset to actuarial gains (losses) with no net impact on the total benefit obligation. The refinement did not have a material impact on the June 30, 2016 consolidated statement of operations. This change is accounted for prospectively as a change in accounting estimate.

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

Although reserves had been previously held, remediation efforts have led to the Company not carrying any environmental reserves as of June 30, 2016. Management did not identify any environmental matters that represented loss contingencies for which the likelihood of incurrence was probable at the balance sheet date or in the future. Our environmental reserve may not be adequate to cover our future costs related to the sites associated with the environmental reserve, and any additional costs may have a material adverse effect on our business, results of operations or financial condition. The discovery of additional environmental issues, the modification of existing laws or regulations or the promulgation of new ones, more vigorous enforcement by regulators, the imposition of joint and several liability under CERCLA or analogous state laws, or other unanticipated events could also result in a material adverse effect on our consolidated financial statements.

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

As of June 30, 2016, we had approximately 2,163 employees, of which 507 were salaried employees with the remainder paid hourly. Unions represent approximately 1,470 of our employees, which is approximately 68 percent of our total employees.  Each of our unionized facilities has a separate contract with the union that represents the workers employed at such facility. The union contracts expire at various times over the next few years with the exception of our union contract that covers the hourly employees at our Monterrey, Mexico, facility, which expires on an annual basis in January unless otherwise renewed. The 2016 negotiations in Monterrey were completed prior to the expiration of our union contract. In 2014, we successfully negotiated new bargaining agreements for our Erie, Pennsylvania and Rockford, Illinois facilities, which will expire on September 3, 2018 and March 25, 2019, respectively. The contract at our London, Ontario facility runs through March 12, 2018. No other collective bargaining agreements expire in 2016.  Our contracts at Gianetti expire in October 2017.

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

The carrying amounts of cash and cash equivalents, customer receivables, and accounts payable approximate fair value because of the relatively short maturity of these instruments.  The fair value of our 9.5% senior secured notes based on market quotes, which we determined to be Level 1 inputs, at June 30, 2016 was $299.2 million compared to the carrying amount of $305.3 million.  The fair value of our 9.5% senior secured notes based on market quotes, which we determined to be Level 1 inputs, at December 31, 2015 was approximately $263.8 million compared to the carrying amount of $304.3 million.  As of June 30, 2016 and December 31, 2015 we had no other significant long-term financial instruments.

Note 9 – Segment Reporting

Based on our continual monitoring of the long-term economic characteristics, products and production processes, class of customer, and distribution methods of our operating segments, we have identified each of our operating segments below as reportable segments.  We believe this segmentation is appropriate based upon operating decisions and performance assessments by our President and Chief Executive Officer.  The accounting policies of the reportable segments are the same as described in Note 1, Summary of Significant Accounting Policies of our Annual Report on Form 10-K for the year ended December 31, 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Net sales:
Wheels	$104,407	$114,356	$209,790	$222,692
Gunite	43,525	47,006	82,238	84,746
Brillion Iron Works	16,184	24,018	33,030	61,601
Consolidated total	$164,116	$185,380	$325,058	$369,039

Operating income (loss):
Wheels	$14,965	$17,405	$26,115	$30,657
Gunite	6,827	7,338	9,886	10,079
Brillion Iron Works	(2,824)	(1,470)	(6,193)	726
Corporate / Other	(7,477)	(9,089)	(15,899)	(17,950)
Consolidated total	$11,491	$14,184	$13,909	$23,512

Excluded from net sales above, are inter-segment sales from Brillion Iron Works to Gunite, as shown in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Inter-segment sales	$1,132	$1,733	$2,001	$3,908

	As of
(In thousands)	June 30, 2016	December 31, 2015
Total assets:
Wheels	$457,925	$469,405
Gunite	57,141	62,045
Brillion Iron Works	44,750	45,303
Corporate / Other	28,404	26,866
Consolidated total	$588,220	$603,619

Note 10 - Debt

As of June 30, 2016, total debt was $315.5 million, consisting of $305.3 million of our outstanding 9.5% senior secured notes, net of discount and debt issuance costs, and $10.2 million in short term obligations related to our majority interest in Gianetti. As of June 30, 2016, Accuride had $27.8 million of cash plus $49.9 million in availability under its ABL Credit Facility for total liquidity of $77.7 million.  As of December 31, 2015, total debt was $314.5 million, consisting of $304.3 million of our outstanding 9.5% senior secured notes, net of discount and debt issuance costs, and $10.3 million in short term obligations related to our majority interest in Gianetti.  As of December 31, 2015, Accuride had $29.8 million of cash plus $46.8 million in availability under its ABL Credit Facility for total liquidity of $76.6 million.

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

CONDENSED CONSOLIDATING BALANCE SHEETS

	June 30, 2016
(In thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
ASSETS
Cash and cash equivalents	$17,704	$—	$10,127	$—	$27,831
Customer and other receivables, net	47,589	15,818	13,595	(6,477)	70,525
Intercompany receivables	120,640	68,426	87,598	(276,664)	—
Inventories	14,496	16,312	8,939	(3)	39,744
Other current assets	6,324	1,178	885	—	8,387
Total current assets	206,753	101,734	121,144	(283,144)	146,487
Property, plant and equipment, net	75,230	90,288	50,693	—	216,211
Goodwill	96,283	—	—	—	96,283
Other intangible assets, net	105,351	2,247	—	—	107,598
Investments in and advances to subsidiaries and affiliates	223,018	—	—	(223,018)	—
Deferred income taxes	37,662	—	834	(37,662)	834
Other non-current assets	2,599	345	17,863	—	20,807
TOTAL	$746,896	$194,614	$190,534	$(543,824)	$588,220
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$12,802	$30,006	$19,150	$—	$61,958
Intercompany payables	246,816	—	29,851	(276,667)	—
Accrued payroll and compensation	1,955	4,618	3,065	—	9,638
Accrued interest payable	12,384	—	—	—	12,384
Accrued and other liabilities	10,114	9,617	14,263	(6,477)	27,517
Total current liabilities	284,071	44,241	66,329	(283,144)	111,497
Long term debt	305,220	—	134	—	305,354
Deferred and non-current income taxes	64,132	(5,805)	(654)	(37,662)	20,011
Other non-current liabilities	25,909	38,492	19,393	—	83,794
Stockholders' equity	67,564	117,686	105,332	(223,018)	67,564
TOTAL	$746,896	$194,614	$190,534	$(543,824)	$588,220

	December 31, 2015
(In thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
ASSETS
Cash and cash equivalents	$12,127	$—	$17,632	$—	$29,759
Customer and other receivables, net	34,900	14,348	16,366	366	65,980
Intercompany receivables	123,479	67,504	58,430	(249,413)	—
Inventories	20,352	19,169	8,637	(366)	47,792
Other current assets	3,689	2,957	1,753	—	8,399
Total current assets	194,547	103,978	102,818	(249,413)	151,930
Property, plant and equipment, net	78,527	95,526	50,709	—	224,762
Goodwill	96,283	—	—	—	96,283
Other intangible assets, net	109,461	2,330	—	—	111,791
Investments in and advances to subsidiaries and affiliates	221,676	—	—	(221,676)	—
Other non-current assets	2,806	345	15,702	—	18,853
TOTAL	$703,300	$202,179	$169,229	$(471,089)	$603,619
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$18,239	$35,890	$17,653	$—	$71,782
Intercompany payables	239,042	—	10,371	(249,413)	—
Accrued payroll and compensation	1,485	5,448	2,299	—	9,232
Accrued interest payable	12,521	—	—	—	12,521
Accrued and other liabilities	4,549	8,792	15,022	—	28,363
Total current liabilities	275,836	50,130	45,345	(249,413)	121,898
Long term debt	304,188	—	66	—	304,254
Deferred and non-current income taxes	17,969	(4,754)	(82)	—	13,133
Other non-current liabilities	34,453	40,575	18,452	—	93,480
Stockholders' equity	70,854	116,228	105,448	(221,676)	70,854
TOTAL	$703,300	$202,179	$169,229	$(471,089)	$603,619

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30, 2016
(In thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$115,998	$59,837	$36,550	$(48,269)	$164,116
Cost of goods sold	96,374	57,569	35,181	(48,266)	140,858
Gross profit (loss)	19,624	2,268	1,369	(3)	23,258
Operating expenses	11,216	14	537	—	11,767
Income (loss) from operations	8,408	2,254	832	(3)	11,491
Other income (expense):
Interest income (expense), net	(8,865)	(37)	497	—	(8,405)
Equity in earnings of subsidiaries	3,377	—	—	(3,377)	—
Other expense, net	58	—	(555)	—	(497)
Income (loss) before income taxes	2,978	2,217	774	(3,380)	2,589
Income tax provision (benefit)	516	(490)	429	—	455
Net Income (loss)	2,462	2,707	345	(3,380)	2,134
Loss attributable to noncontrolling interest	—	—	(328)	—	(328)
Net income (loss) attributable to stockholders	$2,462	$2,707	$673	$(3,380)	$2,462

Comprehensive income (loss)	$2,157	$2,398	$730	$(3,128)	$2,157

	Three Months Ended June 30, 2015
(In thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$135,630	$78,921	$32,116	$(61,287)	$185,380
Cost of goods sold	123,642	67,974	28,737	(60,879)	159,474
Gross profit	11,988	10,947	3,379	(408)	25,906
Operating expenses	11,434	250	38	—	11,722
Income (loss) from operations	554	10,697	3,341	(408)	14,184
Other income (expense):
Interest income (expense), net	(8,754)	(51)	451	—	(8,354)
Equity in earnings of subsidiaries	14,299	—	—	(14,299)	—
Other income (expense), net	290	—	(374)	—	(84)
Income (loss) before income taxes from continuing operations	6,389	10,646	3,418	(14,707)	5,746
Income tax provision (benefit)	50	(490)	62	—	(378)
Income (loss) from continuing operations	6,339	11,136	3,356	(14,707)	6,124
Discontinued operations, net of tax	—	—	215	—	215
Net income (loss)	6,339	11,136	3,571	(14,707)	6,339
Loss attributable to noncontrolling interest	—	—	—	—	—
Net income (loss) attributable to stockholders	$6,339	$11,136	$3,571	$(14,707)	$6,339

Comprehensive income (loss)	$23,905	$28,034	$3,727	$(31,761)	$23,905

	Six Months Ended June 30, 2016
(In thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$227,642	$119,080	$70,433	$(92,097)	$325,058
Cost of goods sold	192,036	117,053	69,502	(92,090)	286,501
Gross profit (loss)	35,606	2,027	931	(7)	38,557
Operating expenses	23,516	(52)	1,184	—	24,648
Income (loss) from operations	12,090	2,079	(253)	(7)	13,909
Other income (expense):
Interest income (expense), net	(17,762)	(8)	964	—	(16,806)
Equity in earnings of subsidiaries	3,483	—	—	(3,483)	—
Other expense, net	472	—	92	—	564
Income (loss) before income taxes	(1,717)	2,071	803	(3,490)	(2,333)
Income tax provision (benefit)	565	(490)	681	—	756
Net Income (loss)	(2,282)	2,561	122	(3,490)	(3,089)
Loss attributable to noncontrolling interest	—	—	(807)	—	(807)
Net income (loss) attributable to stockholders	$(2,282)	$2,561	$929	$(3,490)	$(2,282)

Comprehensive income (loss)	$(3,336)	$1,948	$594	$(2,542)	$(3,336)

	Six Months Ended June 30, 2015
(In thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$255,129	$168,164	$63,886	$(118,140)	$369,039
Cost of goods sold	230,878	149,991	58,764	(117,431)	322,202
Gross profit	24,251	18,173	5,122	(709)	46,837
Operating expenses	22,737	504	84	—	23,325
Income (loss) from operations	1,514	17,669	5,038	(709)	23,512
Other income (expense):
Interest income (expense), net	(17,442)	(105)	843	—	(16,704)
Equity in earnings of subsidiaries	21,912	—	—	(21,912)	—
Other income (expense), net	(279)	—	(977)	—	(1,256)
Income (loss) before income taxes from continuing operations	5,705	17,564	4,904	(22,621)	5,552
Income tax provision (benefit)	(46)	(347)	401	—	8
Income (loss) from continuing operations	5,751	17,911	4,503	(22,621)	5,544
Discontinued operations, net of tax	—	—	207	—	207
Net income (loss)	5,751	17,911	4,710	(22,621)	5,751
Loss attributable to noncontrolling interest	—	—	—	—	—
Net income (loss) attributable to stockholders	$5,751	$17,911	$4,710	$(22,621)	$5,751

Comprehensive income (loss)	$24,591	$34,899	$6,028	$(40,927)	$24,591

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2016
(In thousands)	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,282)	$2,561	$122	$(3,490)	$(3,089)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	6,518	9,330	2,316	—	18,164
Amortization – deferred financing costs	1,242	—	—	—	1,242
Amortization – other intangible assets	4,110	83	—	—	4,193
Loss (gain) on disposal of assets	120	(157)	94	—	57
Deferred income taxes	495	(490)	—	—	5
Non-cash share-based compensation	1,069	—	—	—	1,069
Equity in earnings of subsidiaries and affiliates	(3,483)	—	—	3,483	—
Change in other operating items	(22,072)	20,007	(6,763)	7	(8,821)
Net cash provided by (used in) operating activities	(14,283)	31,334	(4,231)	—	12,820

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(4,750)	(5,479)	(3,248)	—	(13,477)
Proceeds from notes receivable	(1,578)	(8,998)	—	10,576	—
Payments on notes receivable	17,131	1,580	—	(18,711)	—
Net cash provided by (used in) investing activities	10,803	(12,897)	(3,248)	(8,135)	(13,477)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	30,234	7	2,728	(12,173)	20,796
Payments on notes payable	(21,177)	(17,131)	(2,754)	20,308	(20,754)
Principal payments on capital leases	—	(1,313)	—	—	(1,313)
Net cash provided by (used in) financing activities	9,057	(18,437)	(26)	8,135	(1,271)
Net increase (decrease) in cash and cash equivalents	5,577	—	(7,505)	—	(1,928)
Cash and cash equivalents, beginning of period	12,127	—	17,632	—	29,759
Cash and cash equivalents, end of period	$17,704	$—	$10,127	$—	$27,831

	Six Months Ended June 30, 2015
(In thousands)	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$5,751	$17,911	$4,710	$(22,621)	$5,751
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	5,558	9,418	1,954	—	16,930
Amortization – deferred financing costs	1,239	—	—	—	1,239
Amortization – other intangible assets	3,995	84	—	—	4,079
Loss (gain) on disposal of assets	123	37	(62)	—	98
Deferred income taxes	27	(490)	—	—	(463)
Non-cash share-based compensation	1,449	—	—	—	1,449
Equity in earnings of subsidiaries and affiliates	(21,912)	—	—	21,912	—
Change in other operating items	18,869	(29,152)	(889)	709	(10,463)
Net cash provided by (used in) operating activities	15,099	(2,192)	5,713	—	18,620

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(4,776)	(3,990)	(478)	—	(9,244)
Proceeds from notes receivable	(48,107)	(19,700)	—	67,807	—
Payment on notes receivable	67,829	46,892	—	(114,721)	—
Net cash provided by (used in) investing activities	14,946	23,202	(478)	(46,914)	(9,244)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	35,700	48,107	—	(67,807)	16,000
Payments on notes payable	(69,892)	(67,829)	—	114,721	(23,000)
Principal payments on capital leases	3,164	(1,288)	(3,164)	—	(1,288)
Other	(14)	—	—	—	(14)
Net cash provided by (used in) financings activities	(31,042)	(21,010)	(3,164)	46,914	(8,302)
Net increase (decrease) in cash and cash equivalents	(997)	—	2,071	—	1,074
Cash and cash equivalents, beginning of period	22,710	—	7,063	—	29,773
Cash and cash equivalents, end of period	$21,713	$—	$9,134	$—	$30,847

Note 12 – Changes in Accumulated Other Comprehensive Income (Loss) by Component

(In thousands)	Pension Plan	Post Retirement Plan	Foreign Exchange	Total
Balance as of April 1, 2016	$(35,647)	$17,384	$89	$(18,174)
Amounts reclassified from accumulated other comprehensive loss:
Actuarial costs (reclassified to salaries, wages, and benefits)	184	87	—	271
Prior service costs (reclassified to salaries, wages, and benefits)	11	(372)	—	(361)
Foreign currency translation	(10)	165	(364)	(209)
Income Tax (Expense) or Benefit	(4)	(2)	—	(6)
Other comprehensive income (loss), net of tax	181	(122)	(364)	(305)
Balance as of June 30, 2016	$(35,466)	$17,262	$(275)	$(18,479)

(In thousands)	Pension Plan	Post Retirement Plan	Foreign Exchange	Total
Balance as of January 1, 2016	$(35,355)	$17,855	$75	$(17,425)
Amounts reclassified from accumulated other comprehensive loss:
Actuarial costs (reclassified to salaries, wages, and benefits)	362	165	—	527
Prior service costs (reclassified to salaries, wages, and benefits)	22	(743)	—	(721)
Foreign currency translation	(648)	(65)	(350)	(1,063)
Income Tax (Expense) or Benefit	153	50	—	203
Other comprehensive income (loss), net of tax	(111)	(593)	(350)	(1,054)
Balance as of June 30, 2016	$(35,466)	$17,262	$(275)	$(18,479)

(In thousands)	Pension Plan	Post Retirement Plan	Total
Balance as of April 1, 2015	$(39,209)	$(9,155)	$(48,364)
Amounts reclassified from accumulated other comprehensive loss:
Actuarial costs (reclassified to salaries, wages, and benefits)	320	94	414
Prior service costs (reclassified to salaries, wages, and benefits)	11	(93)	(82)
Foreign currency translation related to pension and postretirement plans	(180)	(51)	(231)
Remeasurements	—	17,871	17,871
Income Tax (Expense) or Benefit	62	(468)	(406)
Other comprehensive income (loss), net of tax	213	17,353	17,566
Balance as of June 30, 2015	$(38,996)	$8,198	$(30,798)

(In thousands)	Pension Plan	Post Retirement Plan	Total
Balance as of January 1, 2015	$(40,160)	$(9,478)	$(49,638)
Amounts reclassified from accumulated other comprehensive loss:
Actuarial costs (reclassified to salaries, wages, and benefits)	631	195	826
Prior service costs (reclassified to salaries, wages, and benefits)	22	(102)	(80)
Foreign currency translation related to pension and postretirement plans	705	270	975
Remeasurements	—	17,871	17,871
Income Tax (Expense) or Benefit	(194)	(558)	(752)
Other comprehensive income (loss), net of tax	1,164	17,676	18,840
Balance as of June 30, 2015	$(38,996)	$8,198	$(30,798)

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

The accompanying unaudited condensed consolidated financial statements are prepared in conformity with U.S. GAAP and such principles are applied on a basis consistent with the information reflected in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission ("SEC").  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC.  In the opinion of management, the interim financial information includes all adjustments and accruals, consisting primarily of normal recurring adjustments, which are necessary for a fair presentation of results for the respective interim periods.  The results of operations for the six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2016 or any interim period.  Except for the historical information contained herein, this quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties.  Our actual results may differ materially from those indicated by such forward-looking statements.

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

The heavy- and medium-duty truck and commercial trailer markets, the related aftermarket, and the global industrial, construction, and mining, markets are the primary drivers of our sales. The commercial vehicle manufacturing and replacement part markets are, in turn, directly influenced by conditions in the North American and European commercial vehicle industry and generally by conditions in other industries, which indirectly impact the commercial vehicle industry, such as the home-building industry, and by overall economic growth and consumer spending.  The global industrial, construction, and mining markets are driven by more macro- and global economic conditions, such as coal, oil and gas exploration, demand for mined products that are converted into industrial raw materials such as steel, iron and copper, and global construction trends.  Industry forecasts predict a decline in North American Class 8 commercial vehicle builds in 2016 compared to 2015. North American medium-duty truck builds are expected to hold steady in 2016 compared to 2015.  With regards to North American trailer production, industry experts expect year-over-year builds to marginally decline in 2016.   Compared to 2015, industry forecasts for 2016 predict a modest increase in the European Heavy- and Medium-Duty commercial vehicle builds and for European trailer builds.  With our core aftermarket business, industry experts predict year-over-year sales that show flat to marginal growth. Our Brillion castings business, which is driven more by global industrial, construction, and mining markets, expects to face continued headwinds in 2016 from broader economic weakness, particularly in the oil and gas, agriculture and global mining end-markets that it serves.

Our markets and those of our customers are becoming increasingly competitive as the global, North American, and European economic recoveries remain modest.  In the North American commercial vehicle market, OEMs are competing to maintain or increase market share in the face of evolving regulations, increasing customer emphasis on light weight and fuel efficient platforms and an economic recovery that is holding new equipment purchases at or near replacement levels.  Shifts in the market share held by each of our OEM customers impact our business to varying degrees depending on whether our products are designated as standard or optional equipment on the various platforms at each OEM.  Approximately 70 percent of our wheel business in North America is tied to the OEM market with the remaining 30 percent tied to the aftermarket.  Our wheel business in Europe is primarily tied to the OEM market with limited exposure to the aftermarket.  Approximately 80 percent of our Gunite business is tied to the North American aftermarket, with the remaining 20 percent tied to the North American Class 8 OEM segment. We are also continuing to see the impact of low cost country sourced products in our markets, which has particularly impacted the aftermarket for steel wheels and brake drums in North America.  Further, broader economic weaknesses in industrial manufacturing, agriculture, mining, and oil and gas exploration impacted our Brillion business through reduced customer orders beginning in March 2015.  We expect that the substantial reductions in commodity prices that occurred in 2015 will continue to impact demand in Brillion's end markets in 2016.

In response to these conditions, we are working to continue to increase our market share and to control costs while positioning our businesses to compete at current demand levels and maintain capacity to meet future recoveries in our end markets.  Specifically, we have taken actions to align our cost structure to the anticipated lower volumes by adjusting our plant schedules and staffing levels. In addition, we are aggressively managing corporate selling, general and administrative spending for 2016. We also continue to implement lean manufacturing practices across our facilities and our functional/administrative areas, which have resulted in significant reductions in working capital. These reductions have freed up cash for other opportunities and priorities. We have completed all of our previously disclosed capital investment projects in North America that have selectively increased our manufacturing capacity on core products, reduced labor and manufacturing costs and improved product quality.  Additionally, we have introduced and will continue to develop and roll-out new products and technologies that we believe offer more value to customers.  Further, we have been pursuing new business opportunities with both OEM and aftermarket customers and will work towards increasing our market share at OEMs by developing our relationships with large fleets in order to "pull through" our products when fleets order new equipment.  We continue to monitor competition from products manufactured in low cost countries and will take steps to combat unfair trade practices as warranted, such as filing anti-dumping petitions with the United States government.

We believe that cash from operations, existing cash reserves, and our ABL revolving credit facility will provide adequate funds for our working capital needs, planned capital expenditures and cash interest payments through 2016 and the foreseeable future.

Results of Operations

Comparison of Financial Results for the Three Months Ended June 30, 2016 and 2015

The following tables set forth certain income statement information for Accuride for the three months ended June 30, 2016 and June 30, 2015:

	Three Months Ended June 30,
(In thousands)	2016	2015
Net sales	$164,116	$185,380
Cost of goods sold	140,858	159,474
Gross profit	23,258	25,906
Operating expenses	11,767	11,722
Income from operations	11,491	14,184
Interest expense, net	(8,405)	(8,354)
Other loss, net	(497)	(84)
Income tax expense (benefit)	455	(378)
Income from continuing operations	2,134	6,124
Discontinued operations, net of tax	—	215
Net income	2,134	6,339
Net loss attributable to noncontrolling interest	(328)	—
Net income attributable to stockholders	$2,462	$6,339

Net Sales

	Three Months Ended June 30,
(In thousands)	2016	2015
Wheels	$104,407	$114,356
Gunite	43,525	47,006
Brillion	16,184	24,018
Total	$164,116	$185,380

Net sales for the three months ended June 30, 2016 were $164.1 million, which was a decrease of $21.3 million, or 11.5 percent, compared to net sales of $185.4 million for the three months ended June 30, 2015.  The decrease, was driven by $6.3 million related to the continued softness in demand at our Brillion business unit, $12.0 million in pricing related to the pass-through of lower raw material costs, and $13.8 million due to lower demand in North American wheels & brake drums. Partially offsetting those decreases were $10.8 million in net sales related to our majority investment in Gianetti.

Net sales for our Wheels segment were $104.4 million, which was a decrease of $9.9 million, or 8.7 percent, during the three months ended June 30, 2016 compared to the same period in 2015. This decrease was primarily related to the pass-through of lower material costs of $9.2 million, coupled with a decrease in production volume from our North American OEM customers and reduced demand from our aftermarket customers of $11.5 million, partially offset by European sales from our majority investment in Gianetti of $10.8 million.  Net sales for our Gunite segment were $43.5 million, which was a decrease of $3.5 million, or 7.4 percent, primarily related to the pass-through of lower material costs of $1.3 million, coupled with lower North American OEM production and slightly less aftermarket demand of $2.2 million.  Our Brillion segment's net sales were $16.2 million, which was a decrease of $7.8 million, or 32.6 percent, due to lower demand in industrial manufacturing, agriculture, mining, and oil and gas markets of $6.3 million, as well as $1.5 million related to the pass-through of lower material costs during the period.

North American commercial vehicle industry production builds as reported by ACT Publications were as follows:

	For the Three Months Ended June 30,
	2016	2015
Class 8	63,211	88,635
Classes 5-7	63,081	59,815
Trailer	76,440	79,537

European commercial vehicle industry production builds as reported by LMC Automotive Limited were as follows:

	For the Three Months Ended June 30,
	2016	2015
European Heavy Trucks (>16t)	111,180	99,536
European Medium Trucks (3.5lt-16t)	26,471	18,851

While we serve the commercial vehicle aftermarket segment, there is no industry data to compare our aftermarket sales to industry demand from period to period.  Approximately 70 percent of our North America Wheels business is tied to the OEM markets, with the remaining 30 percent tied to the aftermarket. Our wheel business in Europe is primarily tied to the OEM market with limited exposure to the aftermarket.  Approximately 80 percent of our Gunite business is tied to the North American aftermarket, with the remaining 20 percent tied to the North American Class 8 segment. We expect to continue to experience competition in North America from low-cost country sourced products that compete with products produced by our Wheels and Gunite operating segments.  We expect that the substantial reductions in commodity prices that occurred in 2015 will continue to adversely impact demand in Brillion's end markets in 2016.

Cost of Goods Sold

The table below represents the significant components of our cost of goods sold.

	Three Months Ended June 30,
(In thousands)	2016	2015
Raw materials	$65,848	$79,126
Depreciation	9,206	8,358
Labor and other overhead	65,804	71,990
Total	$140,858	$159,474

Raw materials costs decreased by $13.3 million, or 16.8 percent, during the three months ended June 30, 2016 due to decreased production volume and decreased raw material commodity costs.

Labor and overhead costs decreased by $6.2 million, or 8.6 percent, primarily due to decreased demand for our products, coupled with continued efficiencies gained through operational lean manufacturing initiatives. This decrease was partially offset by increases in production at our Gianetti facility.

Operating Expenses

	Three Months Ended June 30,
(In thousands)	2016	2015
Selling, general, and administrative	$7,791	$8,032
Research and development	1,840	1,646
Depreciation and amortization	2,136	2,044
Total	$11,767	$11,722

Operating expenses increased by less than $0.1 million during the three months ended June 30, 2016 compared to the same period in 2015.

Operating Income (Loss)

	Three Months Ended June 30,
(In thousands)	2016	2015
Wheels	$14,965	$17,405
Gunite	6,827	7,338
Brillion	(2,824)	(1,470)
Corporate/Other	(7,477)	(9,089)
Total	$11,491	$14,184

Operating income for the Wheels segment was 14.3 percent of its net sales for the three months ended June 30, 2016 compared to 15.2 percent for the three months ended June 30, 2015.  This decreased operating income is a result of reduced North American sales and lower margin European sales.

Operating income for the Gunite segment was 15.7 percent of its net sales for the three months ended June 30, 2016 and 15.6 percent for the three months ended June 30, 2015.  During the three months ended June 30, 2016, Gunite showed stable operating margins due to continuous improvement initiatives, specifically surrounding material usage costs.  Operating income dollars were down versus prior year same quarter due mainly to volume decreases driven by lower OEM builds and slightly lower aftermarket volumes.

The operating loss for the Brillion segment was 17.4 percent of its net sales for the three months ended June 30, 2016 compared to 6.1 percent for the same period in 2015 primarily due to volume decreases resulting from weakening oil and gas, agriculture, and global mining related sales.

The operating loss for the Corporate segment was 4.6 percent of consolidated net sales for the three months ended June 30, 2016 as compared to 4.9 percent for the comparative period in 2015.  This decrease was related to cost reductions made at the end of first quarter in 2016 coupled with lower project spending related to the Company's strategic initiatives.

Interest Expense

Net interest expense remained flat at $8.4 million for the three months ended June 30, 2016 and June 30, 2015.

Income Tax Provision

We recognized an income tax expense of $0.5 million for the three months ended June 30, 2016, compared to an income tax benefit of $0.4 million for the three months ended June 30, 2015.

Our effective tax rate is 17.6 percent and (6.6) percent for the three months ended June 30, 2016 and 2015, respectively.  The year-over-year change in our effective tax rate is driven by the additional pre-tax income generated in our Canadian and Mexican jurisdictions in the current quarter relative to the U.S. operations, which are offset by a full valuation allowance, and the exception to the general intraperiod tax allocation rules, which resulted in a tax benefit in the prior year second quarter.

We have assessed the need to maintain a valuation allowance for deferred tax assets based on an assessment of whether it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Appropriate consideration is given to all available evidence, both positive and negative, in assessing the need for a valuation allowance. Due to our recent history of U.S. and Italian operating and taxable losses, the inconsistency of income, and the uncertainty of our financial outlook, we continue to maintain a full valuation allowance against our U.S. and Italian deferred tax assets.

Comparison of Financial Results for the Six Months Ended June 30, 2016 and 2015

The following tables set forth certain income statement information for Accuride for the six months ended June 30, 2016 and June 30, 2015:

	Six Months Ended June 30,
(In thousands)	2016	2015
Net sales	$325,058	$369,039
Cost of goods sold	286,501	322,202
Gross profit	38,557	46,837
Operating expenses	24,648	23,325
Income from operations	13,909	23,512
Interest expense, net	(16,806)	(16,704)
Other income (loss), net	564	(1,256)
Income tax expense	756	8
Income (loss) from continuing operations	(3,089)	5,544
Discontinued operations, net of tax	—	207
Net income (loss)	(3,089)	5,751
Net loss attributable to noncontrolling interest	(807)	—
Net income (loss) attributable to stockholders	$(2,282)	$5,751

Net Sales

	Six Months Ended June 30,
(In thousands)	2016	2015
Wheels	$209,790	$222,692
Gunite	82,238	84,746
Brillion	33,030	61,601
Total	$325,058	$369,039

Net sales for the six months ended June 30, 2016 were $325.1 million, which was a decrease of $44.0 million, or 11.9 percent, compared to net sales of $369.0 million for the six months ended June 30, 2015.  $25.7 million of the decrease was related to the continued softness in demand at our Brillion business unit, $25.0 million of the decrease was related to the pass-through of lower raw material costs, and $18.5 million of the decrease was due to lower demand in North America for our wheels and brake drums. Partially offsetting those decreases were $21.2 million in net sales related to our majority investment in Gianetti and $4.0 million from increased market share at Gunite.

Net sales for our Wheels segment were $209.8 million, which was a decrease of $12.9 million, or 5.8 percent, during the six months ended June 30, 2016 compared to the same period in 2015. This decrease was primarily related to the pass-through of lower material costs of $17.7 million, coupled with a decrease in production volume from our North American OEM customers and reduced demand from aftermarket customers of $16.4 million, partially offset by European sales from our majority investment in Gianetti of $21.2 million.  Net sales for our Gunite segment were $82.2 million, which was a decrease of $2.5 million, or 3.0 percent, primarily related to the pass-through of lower material costs of $4.5 million, coupled with lower North American OEM truck builds and slightly lower aftermarket demand of $2.0 million, offset by the $4.0 million in increased market share at Gunite during the period.  Our Brillion segment's net sales were $33.0 million, which was a decrease of $28.6 million, or 46.4 percent, due to lower demand in industrial manufacturing, agriculture, mining, and oil and gas markets of $25.8 million, as well as $2.8 million related to the pass-through of lower material costs during the period.

North American commercial vehicle industry production builds as reported by ACT Publications were as follows:

	For the Six Months Ended June 30,
	2016	2015
Class 8	127,118	167,955
Classes 5-7	127,400	117,013
Trailer	150,194	153,566

European commercial vehicle industry production builds as reported by LMC Automotive Limited were as follows:

	For the Six Months Ended June 30,
	2016	2015
European Heavy Trucks (>16t)	213,035	205,034
European Medium Trucks (3.5lt-16t)	50,296	42,624

While we serve the commercial vehicle aftermarket segment, there is no industry data to compare our aftermarket sales to industry demand from period to period.  Approximately 70 percent of our North America Wheels business is tied to the OEM markets, with the remaining 30 percent tied to the aftermarket. Our wheel business in Europe is primarily tied to the OEM market with limited exposure to the aftermarket.  Approximately 80 percent of our Gunite business is tied to the North American aftermarket, with the remaining 20 percent tied to the North American Class 8 segment. We expect to continue to experience competition from low-cost country sourced products that compete with products produced by our Wheels and Gunite operating segments in North America.  We expect that the substantial reductions in commodity prices that occurred in 2015 will continue to adversely impact demand in Brillion's end markets in 2016.

Cost of Goods Sold

The table below represents the significant components of our cost of goods sold.

	Six Months Ended June 30,
(In thousands)	2016	2015
Raw materials	$133,015	$163,028
Depreciation	18,143	16,899
Labor and other overhead	135,343	142,275
Total	$286,501	$322,202

Raw materials costs decreased by $30.0 million, or 18.4 percent, during the six months ended June 30, 2016 due to decreased production volume and decreased raw material commodity costs.

Depreciation increased by $1.2 million, or 7.4 percent, due to the addition of our Gianetti operations of $0.6 million and other increases in our North American operations.

Labor and overhead costs decreased by $6.9 million, or 4.9 percent, primarily due to decreased demand for our products, coupled with continued efficiencies gained through operational lean manufacturing initiatives. This decrease was partially offset by increases in production at our Gianetti facility.

Operating Expenses

	Six Months Ended June 30,
(In thousands)	2016	2015
Selling, general, and administrative	$16,444	$16,027
Research and development	3,990	3,209
Depreciation and amortization	4,214	4,089
Total	$24,648	$23,325

Operating expenses increased by $1.3 million, or 5.7 percent, during the six months ended June 30, 2016 compared to the same period in 2015.  This increase was related to selling, general and administrative costs from our Gianetti facility, one-time severance costs, partially offset by lower overall selling, general, and administrative spending in North America.  Increases in spending for research and development versus 2015 were related to specific planned projects.  We will continue to closely monitor key project spending given current market circumstances surrounding OEM builds and the lower demand in industrial manufacturing, agriculture, mining, and oil and gas markets.  Depreciation was relatively flat for the first six months of 2016 compared to 2015.

Operating Income (Loss)

	Six Months Ended June 30,
(In thousands)	2016	2015
Wheels	$26,115	$30,657
Gunite	9,886	10,079
Brillion	(6,193)	726
Corporate/Other	(15,899)	(17,950)
Total	$13,909	$23,512

Operating income for the Wheels segment was 12.4 percent of its net sales for the six months ended June 30, 2016 compared to 13.8 percent for the six months ended June 30, 2015.  This decreased operating income percentage was a result of reduced North American sales and lower margin European sales.

Operating income for the Gunite segment was 12.0 percent of its net sales for the six months ended June 30, 2016, compared to 11.9 percent for the six months ended June 30, 2015.  During the six months ended June 30, 2016, Gunite showed a flat operating income percentage (year-over-year) on lower sales due mainly to savings created by operational efficiencies in the form of annual continuous improvement initiatives.

Operating loss for the Brillion segment was 18.7 percent of its net sales for the six months ended June 30, 2016, while the operating income was 1.2 percent for the same period in 2015, entirely due to volume decreases resulting from weakening oil and gas, agriculture, and global mining related sales.

Operating loss for the Corporate segment was 4.9 percent of consolidated net sales in each of the six months period ended June 30, 2016 and the six months period ended June 30, 2015.

Interest Expense

Net interest expense remained flat at $16.8 million and $16.7 million for the six months ended June 30, 2016 and 2015, respectively.

Income Tax Provision

We recognized an income tax expense of $0.8 million for the six months ended June 30, 2016, compared to an income tax expense of $0.01 million for the six months ended June 30, 2015.

Our effective tax rate is (32.4) percent and 0.1 percent for the six months ended June 30, 2016 and 2015, respectively.  The year-over-year change in our effective tax rate is driven by the increased foreign tax expenses in our Canadian jurisdiction for the first six months of 2016, and the exception to the general intraperiod tax allocation rules, which resulted in a tax benefit in the prior year second quarter.

We have assessed the need to maintain a valuation allowance for deferred tax assets based on an assessment of whether it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Appropriate consideration is given to all available evidence, both positive and negative, in assessing the need for a valuation allowance. Due to our recent history of U.S. and Italian operating and taxable losses, the inconsistency of income, and the uncertainty of our financial outlook, we continue to maintain a full valuation allowance against our U.S. and Italian deferred tax assets.

Impairment

During 2015, the Brillion reporting unit experienced declining sales due to the overall market conditions of the industries it serves. Based on Brillion's 2015 financial performance and its end market customer projections as of year end, management determined that a triggering event had occurred and performed an additional step one goodwill impairment analysis as of December 31, 2015. The Wheels reporting unit passed and the Brillion reporting unit failed the step one test. Brillion's failure of the step one test indicated that goodwill was impaired and a step two analysis was performed to determine the amount of the impairment. Management completed the step two analysis, resulting in the Company recognizing goodwill impairment charges of $4.4 million (the entire carrying amount of goodwill at Brillion) in the statement of operations and comprehensive loss for the year ended December 31, 2015.

The Wheels reporting unit, which has $96.3 million of goodwill recorded as of December 31, 2015, passed the step one test at both the annual measurement testing date, November 30, 2015, and the December 31, 2015 testing date. As of December 31, 2015, the Wheels reporting unit fair value was estimated to be four percent in excess of its carrying value.  The valuation for the Wheels reporting unit is significantly driven by projected builds for Class 5-8 and Trailers for the North American commercial vehicle industry. A sustained, long-term decline in projected builds for these trucks and trailers could have a significant impact on the Wheels reporting unit's ability to pass the step one test in future periods.

Due to the cyclical nature of the North American commercial vehicle industry and our other end-markets, along with other economic trends, the Company has continued to closely monitor the performance of the Wheels reporting unit for indication of potential impairment. As of June 30, 2016 the Company concluded that there was no indication of impairment to its Wheels reporting unit Goodwill. The Company will continue to closely monitor the performance of the Wheels reporting unit for any further indication of potential impairment.

Changes in Financial Condition

As of June 30, 2016, we had total assets of $588.2 million, compared to total assets of $603.6 million at December 31, 2015.  The $15.4 million, or 2.6%, decrease in total assets primarily resulted from depreciation and amortization of long-term assets offset by changes in working capital. We define working capital as current assets (excluding cash) less current liabilities.

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

The following table summarizes the major components of our working capital as of the periods listed below:

(In thousands)	June 30, 2016	December 31, 2015
Receivables	$70,525	$65,980
Inventories	39,744	47,792
Other current assets	8,387	8,399
Accounts payable	(61,958)	(71,782)
Accrued payroll and compensation	(9,638)	(9,232)
Accrued interest payable	(12,384)	(12,521)
Accrued workers compensation	(3,765)	(3,133)
Short-term debt obligations	(10,192)	(10,286)
Other current liabilities	(13,560)	(14,944)
Working capital	$7,159	$273

Significant changes in working capital included:

•	an increase in receivables of $4.5 million due to increased sales during the last month of the quarter;
•	a decrease in inventory of $8.0 million due to planned inventory reductions for the quarter;
•	a decrease in accounts payable of $9.8 million primarily due to timing of purchases leading into the end of the respective periods; namely capital spending in accounts payable at June 30, 2016 versus December 31, 2015.

Capital Resources and Liquidity

Our primary sources of liquidity during the six months ended June 30, 2016 were cash from operations and cash reserves.  We believe that cash from operations, existing cash reserves, and our ABL facility will provide adequate funds for our working capital needs, planned capital expenditures and cash interest payments through 2016 and the foreseeable future.

As of June 30, 2016, we had $27.8 million of cash plus $49.9 million in availability under our ABL Facility for a total liquidity of $77.7 million.  As of December 31, 2015, we had $29.8 million in cash plus $46.8 million in availability under our ABL credit facility for total liquidity of $76.6 million.

Our ability to fund working capital needs, planned capital expenditures, scheduled semi-annual interest payments, and to comply with any financial covenants under our ABL Facility depends on our future operating performance and cash flow, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

Operating Activities

Net cash provided in operating activities during the six months ended June 30, 2016 amounted to $12.8 million compared to cash provided in operations of $18.6 million for the same period ended June 30, 2015.  The decrease of operating cash flow was a result of a net loss in the six months ended June 30, 2016 being partially offset by planned reductions in inventory for the period.

Investing Activities

Net cash used in investing activities totaled $13.5 million for the six months ended June 30, 2016 compared to a use of $9.2 million for the same period ended June 30, 2015.  Our most significant cash outlays for investing activities are the purchases of property, plant and equipment.  Capital expenditures for 2016 are currently expected to be around $30 million, which we expect to fund through existing cash from operations, cash reserves, or from our ABL facility.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2016 was $1.3 million compared to $8.3 million for the six months ended June 30, 2015.  The decrease resulted primarily from more withdrawals and less payments made on our ABL facility compared to the same period in 2015.

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

The ABL Facility provides for loans and letters of credit in an amount up to the aggregate availability under the facility, subject to meeting certain borrowing base conditions, with sub-limits of up to $10.0 million for swingline loans and $20.0 million for letters of credit.  Borrowings under the ABL Facility bear interest through maturity at a variable rate based upon, at our option, either LIBOR or the base rate (which is the greatest of one-half of one percent in excess of the federal funds rate, 1.00% in excess of the one-month LIBOR rate and the Agent's prime rate), plus, in each case, an applicable margin.  The applicable margin for loans under the first-in last-out term facility that are (i) LIBOR loans ranges, based on our average excess availability, from 2.75% to 3.25% per annum and (ii) base rate loans ranges, based on our average excess availability, from 1.00% to 1.50%.  The applicable margin for other advances under the ABL Facility that are (i) LIBOR loans ranges, based on our average excess availability, from 1.75% to 2.25% and (ii) base rate loans ranges, based on our average excess availability, from 0.00% to 0.50%.

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

Italy Bank Credit Lines

As of June 30, 2016, the Gianetti business unit utilized bank credit lines totaling a combined limit of €7.6 million ($8.5 million).  These credit lines provide liquidity to Gianetti for supplier payments, payroll, taxes and other disbursements.  Accounts receivable receipts from customers are also deposited to these credit lines to reduce the outstanding balance.  The average interest rate for all credit lines, determined per calculations as set forth in the bank agreements, equals 3.9%.  Interest is paid monthly.  Credit lines are classified as short term due to the agreements allowing for termination with notice by either party.

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

Item 3.                          Quantitative and Qualitative Disclosures about Market Risk

In the normal course of doing business, we are exposed to risks associated with changes in foreign exchange rates, raw material/commodity prices, and interest rates.  We may use derivative instruments on occasion to manage these exposures.  The objectives for holding derivatives are to minimize the risks using the most effective methods to eliminate or reduce the impacts of these exposures.

Foreign Currency Risk

Certain forecasted transactions, assets, and liabilities are exposed to foreign currency risk. We monitor our foreign currency exposures to maximize the overall effectiveness of our foreign currency derivatives. The principal currencies of exposure are the Canadian Dollar, Euro, and Mexican Peso. From time to time, we use foreign currency financial instruments to offset the impact of the variability in exchange rates on our operations, cash flows, assets and liabilities.  The counterparty to the foreign exchange contracts is a financial institution with an investment grade credit rating. The use of forward contracts protects our cash flows against unfavorable movements in exchange rates, to the extent of the amount under contract.  At June 30, 2016, there were no open foreign exchange contracts.

Foreign currency derivative contracts provide only limited protection against currency risks. Factors that could impact the effectiveness of our currency risk management programs include accuracy of sales estimates, volatility of currency markets and the cost and availability of derivative instruments.

Raw Material/Commodity Price Risk

We rely upon the supply of certain raw materials and commodities in our production processes, and we have entered into firm purchase commitments for certain metals and natural gas. Additionally, from time to time, we use commodity price swaps and futures contracts to manage the variability in certain commodity prices on our operations and cash flows. At June 30, 2016 we had no open commodity price swaps or futures contracts.

Interest Rate Risk

We use debt as a primary source of capital. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for our long-term fixed-rate debt and other types of debt at June 30, 2016:

(Dollars in thousands)	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
Long-term Debt:
Fixed Rate Debt	—	—	$310,000	—	—	—	$310,000	$299,150
Average Rate	—	—	9.5%	—	—	—	9.5%
Short-term Debt:
Variable Rate Debt	$6,414	—	—	—	—	—	$6,414	$6,414
Average Rate	3.9%	—	—	—	—	—	3.9%

Item 4.	Controls and Procedures

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

31.1†	—	Section 302 Certification of Richard F. Dauch in connection with the Quarterly Report on Form 10-Q on Accuride Corporation for the period ended June 30, 2016.
31.2†	—	Section 302 Certification of Michael A. Hajost in connection with the Quarterly Report on Form 10-Q of Accuride Corporation for the period ended June 30, 2016.
32.1††	—	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
101.INS†	—	XBRL Instance Document
101.SCH†	—	XBRL Taxonomy Extension Schema Document
101.CAL†	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB†	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	—	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF†	—	XBRL Taxonomy Extension Definition Linkbase Document

†	Filed herewith
††	Furnished herewith
*	Management contract or compensatory agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCURIDE CORPORATION

/s/ RICHARD F. DAUCH	Dated: July 26, 2016
Richard F. Dauch
President and Chief Executive Officer
(Principal Executive Officer)

/s/ MICHAEL A. HAJOST	Dated: July 26, 2016
Michael A. Hajost
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)