Form 10-Q
period 2016-09-30
ACCURIDE CORP
filed 2016-11-01
CIK 817979

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark One)
☑	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016.

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

As of October 27, 2016, 48,323,007 shares of Accuride Corporation common stock, par value $0.01 per share, were outstanding.

ACCURIDE CORPORATION

Part I.  FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

ACCURIDE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except for share and per share data)	September 30, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$26,954	$29,759
Customer receivables, net of allowance for doubtful accounts of $1,350 and $1,266 in 2016 and 2015, respectively	49,008	53,065
Other receivables	7,375	7,010
Inventories	35,213	41,761
Prepaid expenses and other current assets	8,180	7,347
Current assets of discontinued operations	—	12,988
Total current assets	126,730	151,930
PROPERTY, PLANT AND EQUIPMENT, net	184,814	194,821
OTHER ASSETS:
Goodwill	96,283	96,283
Other intangible assets, net	103,293	109,461
Deferred financing costs, net of accumulated amortization of $3,384 and $3,073 in 2016 and 2015, respectively	666	977
Deferred income taxes	778	741
Pension asset	15,433	12,060
Other	5,221	5,075
Non-current assets of discontinued operations	—	32,271
TOTAL	$533,218	$603,619
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$51,089	$63,870
Accrued payroll and compensation	6,090	6,178
Accrued interest payable	5,043	12,521
Accrued workers compensation	2,894	2,392
Short-term debt obligations	10,635	10,286
Accrued and other liabilities	12,145	13,599
Current liabilities of discontinued operations	—	13,052
Total current liabilities	87,896	121,898
LONG-TERM DEBT	307,435	304,254
DEFERRED INCOME TAXES	13,302	13,133
NON-CURRENT INCOME TAXES PAYABLE	6,745	6,676
OTHER POSTRETIREMENT BENEFIT PLAN LIABILITY	49,360	48,976
PENSION BENEFIT PLAN LIABILITY	23,761	26,545
OTHER LIABILITIES	7,841	10,350
NON-CURRENT LIABILITIES OF DISCONTINUED OPERATIONS	—	933
COMMITMENTS AND CONTINGENCIES (Note 7)	—	—
STOCKHOLDERS' EQUITY:
Preferred Stock, $0.01 par value; 10,000,000 shares authorized	—	—
Common Stock, $0.01 par value; 80,000,000 shares authorized, 48,323,007 and 47,953,555 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively, and additional paid-in-capital	445,787	444,253
Accumulated other comprehensive loss	(20,607)	(17,425)
Accumulated deficiency	(400,718)	(369,824)
Total stockholders' equity	24,462	57,004
Noncontrolling interest	12,416	13,850
Total equity	36,878	70,854
TOTAL	$533,218	$603,619

See notes to unaudited condensed consolidated financial statements.

ACCURIDE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands except per share data)	2016	2015	2016	2015

NET SALES	$125,202	$145,656	$417,230	$453,094
COST OF GOODS SOLD	113,259	124,033	361,119	386,006
GROSS PROFIT	11,943	21,623	56,111	67,088
OPERATING EXPENSES:
Selling, general and administrative	10,460	10,505	34,565	33,244
INCOME FROM OPERATIONS	1,483	11,118	21,546	33,844
OTHER EXPENSE:
Interest expense, net	(8,442)	(8,249)	(25,248)	(24,953)
Other income (loss), net	(9)	(1,142)	582	(2,398)
INCOME (LOSS) BEFORE INCOME TAXES FROM CONTINUING OPERATIONS	(6,968)	1,727	(3,120)	6,493
INCOME TAX EXPENSE (BENEFIT)	410	(3,671)	1,166	(3,663)
INCOME (LOSS) FROM CONTINUING OPERATIONS	(7,378)	5,398	(4,286)	10,156
DISCONTINUED OPERATIONS, NET OF TAX	(21,861)	(3,578)	(28,042)	(2,585)
NET INCOME (LOSS)	$(29,239)	$1,820	$(32,328)	$7,571
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(627)	—	(1,434)	—
NET INCOME (LOSS) ATTRIBUTABLE TO STOCKHOLDERS	$(28,612)	$1,820	$(30,894)	$7,571
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Amounts reclassified from accumulated other comprehensive income	(2,128)	(3,259)	(3,182)	15,581
COMPREHENSIVE INCOME (LOSS)	$(30,740)	$(1,439)	$(34,076)	$23,152

Amounts attributable to stockholders:
Income (loss) from continuing operations, net of tax	(6,751)	5,398	(2,852)	10,156
Discontinued operations, net of tax	(21,861)	(3,578)	(28,042)	(2,585)
Net income (loss) attributable to stockholders	$(28,612)	$1,820	$(30,894)	$7,571

Weighted average common shares outstanding—basic	48,332	48,015	48,247	47,943
Basic income (loss) per share – continuing operations	$(0.14)	$0.11	$(0.06)	$0.21
Basic loss per share – discontinued operations	(0.45)	(0.07)	(0.58)	(0.05)
Basic income (loss) per share	$(0.59)	$0.04	$(0.64)	$0.16
Weighted average common shares outstanding—diluted	48,332	49,422	48,247	48,844
Diluted income (loss) per share – continuing operations	$(0.14)	$0.11	$(0.06)	$0.21
Diluted loss per share – discontinued operations	(0.45)	(0.07)	(0.58)	(0.05)
Diluted income (loss) per share	$(0.59)	$0.04	$(0.64)	$0.16

See notes to unaudited condensed consolidated financial statements.

ACCURIDE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

(In thousands)	Common Stock and Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficiency	Noncontrolling Interest	Total Stockholders' Equity

BALANCE—July 1, 2015	$443,669	$(30,798)	$(356,439)	$—	$56,432
Net income	—	—	1,820	—	1,820
Share-based compensation expense	698	—	—	—	698
Tax impact of forfeited vested shares	(7)	—	—	—	(7)
Other comprehensive loss, net of tax	—	(3,259)	—	—	(3,259)
BALANCE—September 30, 2015	$444,360	$(34,057)	$(354,619)	$—	$55,684

BALANCE—July 1, 2016	$445,106	$(18,479)	$(372,106)	$13,043	$67,564
Net loss	—	—	(28,612)	(627)	(29,239)
Share-based compensation expense	681	—	—	—	681
Tax impact of forfeited vested shares	—	—	—	—	—
Other comprehensive loss, net of tax	—	(2,128)	—	—	(2,128)
BALANCE—September 30, 2016	$445,787	$(20,607)	$(400,718)	$12,416	$36,878

(In thousands)	Common Stock and Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficiency	Noncontrolling Interest	Total Stockholders' Equity

BALANCE— January 1, 2015	$442,631	$(49,638)	$(362,190)	$—	$30,803
Net income	—	—	7,571	—	7,571
Share-based compensation expense	2,147	—	—	—	2,147
Tax impact of forfeited vested shares	(418)	—	—	—	(418)
Other comprehensive income, net of tax	—	15,581	—	—	15,581
BALANCE—September 30, 2015	$444,360	$(34,057)	$(354,619)	$—	$55,684

BALANCE—January 1, 2016	$444,253	$(17,425)	$(369,824)	$13,850	$70,854
Net loss	—	—	(30,894)	(1,434)	(32,328)
Share-based compensation expense	1,750	—	—	—	1,750
Tax impact of forfeited vested shares	(216)	—	—	—	(216)
Other comprehensive loss, net of tax	—	(3,182)	—	—	(3,182)
BALANCE—September 30, 2016	$445,787	$(20,607)	$(400,718)	$12,416	$36,878

See notes to unaudited condensed consolidated financial statements.

ACCURIDE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(In thousands)	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(32,328)	$7,571
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation of property, plant and equipment	26,614	25,326
Amortization – deferred financing costs and debt discount	1,859	1,859
Amortization – other intangible assets	6,279	6,174
Loss on disposal of discontinued operation	19,280	—
Loss on disposal of assets	398	240
Deferred income taxes	15	(4,864)
Non-cash share-based compensation	1,750	2,147
Changes in certain assets and liabilities:
Receivables	2,449	(165)
Inventories	7,618	6,370
Prepaid expenses and other assets	(3,512)	(1,839)
Accounts payable	(11,470)	2,158
Accrued and other liabilities	(13,501)	(13,882)
Net cash provided by operating activities	5,451	31,095
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(19,947)	(15,879)
Purchase of intangible asset	—	(1,903)
Proceeds from disposal of discontinued operation, net of transaction fees	11,682	—
Net cash used in investing activities	(8,265)	(17,782)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolver and other borrowings	22,819	21,000
Payments on revolver	(20,837)	(23,000)
Principal payments on capital leases	(1,973)	(1,937)
Other	—	(24)
Net cash provided by (used in) financing activities	9	(3,961)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,805)	9,352
CASH AND CASH EQUIVALENTS—Beginning of period	29,759	29,773
CASH AND CASH EQUIVALENTS—End of period	$26,954	$39,125

Supplemental cash flow information:
Cash paid for interest	$30,424	$30,428
Cash paid for income taxes	$1,450	$678
Non-cash transactions:
Purchases of property, plant and equipment in accounts payable	$2,645	$3,675

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

On September 2, 2016, the Company announced and consummated the sale of its wholly-owned subsidiary, Brillion Iron Works, Inc. ("Brillion"), to Grede Holdings LLC.  The sale concluded for a purchase price of $14.0 million in cash, subject to a working capital adjustment.  The Company recognized a loss of $19.3 million, including $2.3 million of transactional fees, related to the disposal.  In connection with the disposal of Brillion, we have reclassified certain prior-period amounts to discontinued operations in order to conform to the current-period presentation.

The results of operations for the nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016.  The unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto disclosed in Accuride's Annual Report on Form 10-K for the year ended December 31, 2015.

On September 2, 2016  Accuride entered into a definitive agreement (the "Merger Agreement") to be acquired by Crestview Partners, L.L.C. ("Crestview"), for $2.58 per share in cash.  It is expected that the transaction process will result in a sale closing during the fourth quarter of 2016, subject to, among other things, approval by Accuride's stockholders and the completion of customary regulatory reviews.  Afterwards, Accuride will operate as an independent business within Crestview's portfolio of companies.

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

Management's Estimates and Assumptions – The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Earnings Per Common Share – Basic and diluted earnings per common share were computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands except per share data)	2016	2015	2016	2015
Numerator:
Net income (loss) from continuing operations	$(6,751)	$5,398	$(2,852)	$10,156
Net loss from discontinued operations	(21,861)	(3,578)	(28,042)	(2,585)
Net income (loss) attributable to stockholders	$(28,612)	$1,820	$(30,894)	$7,571
Denominator:
Weighted average shares outstanding – Basic	48,332	48,015	48,247	47,943
Weighted average shares outstanding – Diluted	48,332	49,422	48,247	48,844

Basic income (loss) per common share
From continuing operations	$(0.14)	$0.11	$(0.06)	$0.21
From discontinued operations	(0.45)	(0.07)	(0.58)	(0.05)
Basic income (loss) per common share	$(0.59)	$0.04	$(0.64)	$0.16

Diluted income (loss) per common share
From continuing operations	$(0.14)	$0.11	$(0.06)	$0.21
From discontinued operations	(0.45)	(0.07)	(0.58)	(0.05)
Diluted income (loss) per common share	$(0.59)	$0.04	$(0.64)	$0.16

As of September 30, 2016, there were options exercisable for 138,231 shares that were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.  As of September 30, 2015, there were options exercisable for 144,095 shares that were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.

Share-Based Compensation – Compensation expense for share-based compensation programs recognized as a component of operating expenses was $0.7 million for both three months ended September 30, 2016 and September 30, 2015.  Compensation expense for share-based compensation programs recognized as a component of operating expenses was $1.8 million and $2.1 million for the nine months ended September 30, 2016 and September 30, 2015, respectively.

As of September 30, 2016, there was approximately $2.7 million of unrecognized pre-tax compensation expense related to share-based awards not yet vested that will be recognized over a weighted-average period of 1.5 years.  The closing of the pending merger transaction between Accuride and Crestview, as described above, would result in a change of control under outstanding share-based award agreements, which would result in such awards vesting on an accelerated basis or being terminated as of closing.

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

We have assessed the need to maintain a valuation allowance for deferred tax assets based on an assessment of whether it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income.  Appropriate consideration is given to all available evidence, both positive and negative, in assessing the need for a valuation allowance.  Due to our recent history of U.S. and Italian operating and taxable losses, the inconsistency of income, and the uncertainty of our financial outlook, we continue to maintain a full valuation allowance against our U.S. and Italian deferred tax assets in those jurisdictions.  Deferred tax assets in our Canadian and Mexican jurisdictions are more likely than not to be recognized, therefore, no valuation allowance has been recorded for these assets.

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

On August 26, 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force).  The amendments in this updated address how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics.  The updated specifically address cash flow issues with debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle.  For public business entities, the amendments in the ASU are effective for the fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  The Company is evaluating the effect, if any, on its financial statements.

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

The Company has recently adopted ASU 2015-03. Accordingly, costs relating to obtaining the senior secured notes, which are capitalized and amortized over the term of the related debt using the effective interest method, have been reclassified to Long Term Debt in the accompanying condensed consolidated balance sheets. The prior year consolidated balance sheet has been adjusted to conform to the current year presentation, in accordance with the retroactive requirements of ASU 2015-03.  Deferred financing costs net of accumulated amortization associated with the senior secured notes as of September 30, 2016 and December 31, 2015 were $2.4 million and $3.1 million, respectively.

At its Emerging Issues Task Force meeting on June 18, 2015, the SEC staff clarified that ASU 2015-03 does not address issuance costs associated with revolving-debt arrangements and announced that it would not object to an entity deferring and presenting such costs as an asset and subsequently amortizing the costs ratably over the term of the revolving debt arrangement. Based on the SEC staff's comments, the Company has elected to recognize costs incurred in connection with the revolving ABL Credit Facility (the "ABL Facility") as a deferred asset. These deferred financing costs are subsequently amortized over the life of the related debt using the effective interest method. Deferred financing costs net of accumulated amortization associated with the ABL Facility as of September 30, 2016 and December 31, 2015 were $0.7  million and $1.0 million, respectively.

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

The following summarizes the allocation of the purchase price (in thousands) to the fair value of the assets and liabilities acquired including noncontrolling interest:

Accounts receivable	$11,063
Inventory	6,571
Other current assets	41
Property, plant and equipment	21,124
Accounts payable	(9,911)
Short-term debt	(8,406)
Other current liabilities	(3,364)
Severance indemnity	(2,772)
Long-term debt	(66)
Noncontrolling interest	(14,280)
Total consideration	$—

The pro forma revenue and losses of the combined entity had the acquisition occurred on January 1, 2015 are as follows:

	Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
(In thousands)	Revenue	Net Income	Revenue	Net Income

Supplemental pro forma financial information	$155,623	$990	$482,445	$3,515

Pro forma financial information includes an adjustment for depreciation based on the step up value of property, plant and equipment.

Note 3 – Discontinued Operations

In connection with the sale of Brillion, we have reclassified current and prior period operating results, including the gain/loss on the sale transaction, to discontinued operations.  In addition, we have reclassified certain operating results related to our Imperial Group and Bostrom businesses, which had previously been concluded as immaterial, to discontinued operations.

The following table presents reconciliations of the major line items constituting profit (loss) from discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015

Net sales	$10,531	$18,813	$45,562	$84,322
Cost of goods sold	12,950	22,173	53,592	86,310
Gross loss	(2,419)	(3,360)	(8,030)	(1,988)
Selling, general and administrative expenses	(122)	(270)	(665)	(877)
Other income (loss)	(40)	52	(67)	280
Loss on disposal of Brillion	(19,280)	—	(19,280)	—
Pretax loss from discontinued operations	(21,861)	(3,578)	(28,042)	(2,585)
Income tax provision	—	—	—	—
Net loss from discontinued operations	$(21,861)	$(3,578)	$(28,042)	$(2,585)

Under the purchase agreement, we sold all of our stock of Brillion.  For tax purposes the Company has made an election under Section 338(h)10 to treat the transaction as an asset sale.  The tax benefit of the loss on the sale of the company has been offset by a full valuation allowance.  The following table presents reconciliations of the carrying amounts of major classes of assets and liabilities of Brillion as of December 31, 2015:

(In thousands)	December 31, 2015
ASSETS
Trade receivables	$5,801
Inventories	6,031
Property, plant, and equipment, net	29,941
Other classes of assets that are not major	3,486
TOTAL	$45,259

LIABILITIES
Accounts payable	$7,912
Accrued payroll and compensation	3,054
Other classes of liabilities that are not major	3,019
TOTAL	$13,985

Operating and investing cash flow activities from discontinued operations are as follows:

(In thousands)	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Cash used in operating activities	$7,122	$350
Cash used in investing activities	$4,094	$4,626

Note 4 - Inventories

Inventories at September 30, 2016 and December 31, 2015, on a first-in, first-out ("FIFO") basis, are as follows:

(In thousands)	September 30, 2016	December 31, 2015
Raw materials	$8,362	$8,739
Work in process	11,303	11,765
Finished manufactured goods	15,548	21,257
Total inventories	$35,213	$41,761

Note 5 - Goodwill and Other Intangible Assets

Gross goodwill was $159.1 million as of September 30, 2016 and December 31, 2015. The accumulated impairment was $62.8 million for the periods ended September 30, 2016 and December 31, 2015.  As of September 30, 2016 and December 31, 2015, the accumulated impairment was related to our Gunite reporting unit.  The carrying value of our goodwill as of September 30, 2016 and December 31, 2015 was $96.3 million, related exclusively to our Wheels reporting unit.

The changes in the carrying amount of other intangible assets for the period December 31, 2015 to September 30, 2016, by reportable segment, are as follows:

(In thousands)	Wheels	Gunite	Total
Balance as of December 31, 2015	$107,475	$1,986	$109,461
Amortization	(5,993)	(175)	(6,168)
Balance as of September 30, 2016	$101,482	$1,811	$103,293

The changes in the carrying amount of other intangible assets for the period December 31, 2014 to September 30, 2015, by reportable segment, are as follows:

(In thousands)	Wheels	Gunite	Total
Balance as of December 31, 2014	$115,465	$—	$115,465
Additions	—	1,903	1,903
Amortization	(5,992)	(56)	(6,048)
Balance as of September 30, 2015	$109,473	$1,847	$111,320

The summary of other intangible assets is as follows:

		September 30, 2016			December 31, 2015
(In thousands)	Weighted Average Useful Lives	Gross Amount	Accumulated Amortization/ Impairment	Carrying Amount	Gross Amount	Accumulated Amortization/ Impairment	Carrying Amount
Other intangible assets:
Trade names	—	$25,200	$—	$25,200	$25,200	$—	$25,200
Technology	10.6	41,273	28,748	12,525	41,273	26,299	14,974
Customer relationships	16.8	124,304	58,736	65,568	124,304	55,017	69,287
Other intangible assets		$190,777	$87,484	$103,293	$190,777	$81,316	$109,461

We estimate that the annual amortization expense for our other intangible assets for 2016 through 2020 will be approximately $8.2 million each year.

Note 6 - Pension and Other Postretirement Benefit Plans

Components of net periodic benefit cost for continuing operations for the three and nine months ended September 30, 2016 and September 30, 2015 are as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
(In thousands)	2016	2015	2016	2015	2016	2015	2016	2015
Service cost-benefits earned during the period	$176	$170	$65	$95	$532	$526	$200	$294
Interest cost on projected benefit obligation	1,855	2,297	469	635	5,593	7,021	1,410	2,197
Expected return on plan assets	(2,710)	(2,697)	—	—	(8,172)	(8,254)	—	—
Amortization of prior service (credit) cost	11	11	(322)	(227)	33	33	(965)	(312)
Amortization of loss	179	304	103	118	541	935	314	370
Total benefit cost charged (credited) to income	$(489)	$85	$315	$621	$(1,473)	$261	$959	$2,549

As of September 30, 2016, $3.5 million has been contributed in 2016 to our sponsored pension plans.  We presently anticipate contributing an additional $0.2 million to fund our pension plans during 2016 for a total of $3.7 million.

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

Starting in 2016, we refined the method to estimate the current service cost for pension and other postretirement benefits. Previously, the current service cost was estimated using a single weighted-average discount rate derived from the yield curve used to measure the defined benefit obligation at the beginning of the year. Under the refined method, different discount rates are derived from the same yield curve, reflecting the different timing of benefit payments for past service (the defined benefit obligation) and future service (the current service cost). Differentiating in this way represents a refinement in the basis of estimation applied in prior periods. This change does not affect the measurement of the total defined benefit obligation recorded on the consolidated balance sheet as of December 31, 2015 or any other period. The refinement compared to the previous method resulted in a decrease in the current service cost and interest components with an equal offset to actuarial gains (losses) with no net impact on the total benefit obligation. The refinement did not have a material impact on the September 30, 2016 consolidated statement of operations. This change is accounted for prospectively as a change in accounting estimate.

Note 7 – Commitments and Contingencies

We are from time to time involved in various legal proceedings of a character normally incidental to our business. We do not believe that the outcome of these proceedings will have a material adverse effect on our consolidated financial condition or results of our operations and cash flows.

Since the announcement of the proposed transaction with Crestview on September 2, 2016, five putative class action complaints have been filed by and purportedly on behalf of alleged Accuride stockholders. Three of these complaints were filed in state courts in the State of Indiana, County of Vanderburgh: (i) Alexander v. Accuride Corp., et al., filed on September 14, 2016 in Vanderburgh Superior Court; (ii) Raul v. Adams, et al., filed on September 20, 2016 in Vanderburgh Circuit Court; and (iii) Rosenfeld v. Accuride Corp., et al., filed on October 18, 2016 in Vanderburgh Superior Court (together, the "State Actions"). Two of these complaints were filed in the United States District Court for the Southern District of Indiana: (i) Jones v. Accuride Corp., et al., filed on October 20, 2016 and (ii) Suokko v. Accuride Corp., et al., filed on October 24, 2016 (the "Federal Actions" and together with the State Actions, the "Actions").

The State Actions name as defendants, among others, Accuride, the members of Accuride's board of directors and an affiliate of Crestview. The State Actions allege, among other things, that the members of Accuride's board of directors, aided and abetted by, among others, Accuride and Crestview, breached their fiduciary duties in agreeing to the proposed transaction for inadequate consideration and that certain provisions in the Merger Agreement unfairly deter a potential alternative transaction. The Rosenfeld action also alleges that the members of Accuride's board of directors breached their fiduciary duties by failing to disclose purportedly material information to stockholders in connection with the proposed transaction. The Federal Actions name as defendants Accuride and the members of its board of directors. The Federal Actions allege, among other things, that defendants violated various federal securities laws in failing to disclose purportedly material information to stockholders in connection with the proposed transaction. The Federal Actions further allege violations of Section 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended, and various regulations promulgated thereunder. The Actions seek, among other things, damages, attorneys' fees and injunctive relief to prevent the proposed transaction from closing.

On October 18, 2016, the Vanderburgh Circuit Court and Vanderburgh Superior Court granted the parties' joint motion to transfer the Raul action to Vanderburgh Superior Court, and the Vanderburgh Superior Court granted the parties' joint motion to consolidate the Raul and Alexander actions under the caption In Re Accuride Corporation Shareholder Litigation. On October 25, 2016, the Vanderburgh Superior Court granted the parties' stipulated motion for a change of venue to Marion County Superior Court. Plaintiffs in the Rosenfeld action filed a motion for expedited proceedings on October 24, 2016 and a motion for a temporary restraining order and preliminary injunction on October 27, 2016. On October 25, 2016, plaintiffs in the Suokko action filed an ex parte motion for an expedited preliminary injunction hearing.

Accuride believes these claims are entirely without merit and intends to vigorously defend against the Actions.

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

Although reserves had been previously held, remediation efforts have led to the Company not carrying any environmental reserves as of September 30, 2016. Management did not identify any environmental matters that represented loss contingencies for which the likelihood of incurrence was probable at the balance sheet date or in the future. Our environmental reserve may not be adequate to cover our future costs related to the sites associated with the environmental reserve, and any additional costs may have a material adverse effect on our business, results of operations or financial condition. The discovery of additional environmental issues, the modification of existing laws or regulations or the promulgation of new ones, more vigorous enforcement by regulators, the imposition of joint and several liability under CERCLA or analogous state laws, or other unanticipated events could also result in a material adverse effect on our consolidated financial statements.

The Iron and Steel Foundry National Emission Standard for Hazardous Air Pollutants ("NESHAP") was developed pursuant to Section 112(d) of the Clean Air Act and requires major sources of hazardous air pollutants to achieve compliance with emission limits representative of maximum achievable control technology. Based on currently available information, we do not anticipate material costs regarding ongoing compliance with NESHAP; however if we are found to be out of compliance with NESHAP, we could incur a liability that could have a material adverse effect on our consolidated financial statements.

Management does not believe that the outcome of any currently pending environmental proceeding will have a material adverse effect on our consolidated financial statements.

As of September 30, 2016, we had approximately 1,766 employees, of which 440 were salaried employees with the remainder paid hourly. Unions represent approximately 1,156 of our employees, which is approximately 65 percent of our total employees.  Each of our unionized facilities has a separate contract with the union that represents the workers employed at such facility. The union contracts expire at various times over the next few years with the exception of our union contract that covers the hourly employees at our Monterrey, Mexico, facility, which expires on an annual basis in January unless otherwise renewed.  The 2016 negotiations in Monterrey were completed prior to the expiration of such union contract. In 2014, we successfully negotiated new bargaining agreements for our Erie, Pennsylvania and Rockford, Illinois facilities, which will expire on September 3, 2018 and March 25, 2019, respectively. The union contract at our London, Ontario facility expires on March 12, 2018. No other collective bargaining agreements expire in 2016.  Union workers at Gianetti work under clarification documents and local variances to the collective labor agreement for the metalworking and mechanical engineering industry, whose national contract expired on December 31, 2015.  However, as is typical in Italy, all parties continue to work under the previous agreement while a new national contract is negotiated.  The on-going national-level negotiations between the trade unions and employer federations have periodically led to brief and temporary work stoppages at various plants throughout Italy, including at Gianetti, in order for workers to show solidarity, but management currently does not believe that any such solidarity strikes will have a material impact to operations at Gianetti.

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

The carrying amounts of cash and cash equivalents, customer receivables, and accounts payable approximate fair value because of the relatively short maturity of these instruments.  The fair value of our 9.5% senior secured notes based on market quotes, which we determined to be Level 1 inputs, at September 30, 2016 was $309.1 million compared to the carrying amount of $305.8 million.  The fair value of our 9.5% senior secured notes based on market quotes, which we determined to be Level 1 inputs, at December 31, 2015 was approximately $263.8 million compared to the carrying amount of $304.3 million.  As of September 30, 2016 and December 31, 2015 we had no other significant long-term financial instruments.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2015	2015
Net sales:
Wheels	$90,923	$101,833	$300,713	$324,525
Gunite	34,279	43,823	116,517	128,569
Consolidated total	$125,202	$145,656	$417,230	$453,094

Operating income (loss):
Wheels	$4,658	$13,715	$30,773	$44,372
Gunite	3,435	5,061	13,321	15,140
Corporate / Other	(6,610)	(7,658)	(22,548)	(25,668)
Consolidated total	$1,483	$11,118	$21,546	$33,844

	As of
(In thousands)	September 30, 2016	December 31, 2015
Total assets:
Wheels	$442,785	$469,405
Gunite	54,102	62,045
Brillion	—	45,259
Corporate / Other	36,331	26,910
Consolidated total	$533,218	$603,619

Note 10 - Debt

As of September 30, 2016, total debt was $318.1 million, consisting of $305.8 million of our outstanding 9.5% senior secured notes, net of discount and debt issuance costs, and $12.3 million debt obligations related to our majority interest in Gianetti.  As of September 30, 2016, Accuride had $27.0 million of cash plus $37.0 million in availability under the ABL Facility for total liquidity of $64.0 million.  As of December 31, 2015, total debt was $314.5 million, consisting of $304.3 million of our outstanding 9.5% senior secured notes, net of discount and debt issuance costs, and $10.3 million in short term obligations related to our majority interest in Gianetti.  As of December 31, 2015, Accuride had $29.8 million of cash plus $46.8 million in availability under the ABL Facility for total liquidity of $76.6 million.

On July 5, 2016, Gianetti secured a €1.5 million ($1.7 million) bank loan.  The loan is for a term of 24 months at a rate of 3.40% with equal monthly repayment installments.  The first 5 months are deferred, followed by 19 equal monthly installments of €0.1 million ($0.1 million) beginning December 1, 2016.  It requires Accuride Corporation to maintain a letter of credit with a financial institution in the full amount of €1.5 million ($1.7 million) for the life of the loan.

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

Note 11 – Guarantor and Non-guarantor Financial Statements

Our senior secured notes are, jointly and severally, fully and unconditionally guaranteed, on a senior basis, by all of our existing and future 100% owned domestic subsidiaries (collectively, the "Guarantor Subsidiaries").  The following condensed financial information illustrates the composition of the Guarantor Subsidiaries.  The divested Brillion subsidiary was released from the Guarantor Subsidiaries upon its divestiture on September 2, 2016.  In order to portray the operational history of the guarantor, Brillion remains in the Guarantor Subsidiaries columns through the date of such disposal, with no retrospective application of loss of guarantor status.

CONDENSED CONSOLIDATING BALANCE SHEETS

	September 30, 2016
(In thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
ASSETS
Cash and cash equivalents	$19,468	$—	$7,486	$—	$26,954
Customer and other receivables, net	36,634	6,041	13,705	3	56,383
Intercompany receivables	84,756	214,180	86,964	(385,900)	—
Inventories	13,681	13,077	8,458	(3)	35,213
Other current assets	6,242	865	1,073	—	8,180
Total current assets	160,781	234,163	117,686	(385,900)	126,730
Property, plant and equipment, net	74,008	58,491	52,315	—	184,814
Goodwill	96,283	—	—	—	96,283
Other intangible assets, net	103,293	—	—	—	103,293
Investments in and advances to subsidiaries and affiliates	198,960	—	—	(198,960)	—
Deferred income taxes	—	5,805	1,442	(6,469)	778
Other non-current assets	2,549	345	18,426	—	21,320
TOTAL	$635,874	$298,804	$189,869	$(591,329)	$533,218
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$12,813	$19,446	$18,830	$—	$51,089
Intercompany payables	217,970	139,680	28,250	(385,900)	—
Accrued payroll and compensation	1,348	1,885	2,857	—	6,090
Accrued interest payable	5,043	—	—	—	5,043
Accrued and other liabilities	4,600	6,970	14,104	—	25,674
Total current liabilities	241,774	167,981	64,041	(385,900)	87,896
Long term debt	305,736	—	1,699	—	307,435
Deferred and non-current income taxes	26,516	—	—	(6,469)	20,047
Other non-current liabilities	24,970	37,007	18,985	—	80,962
Stockholders' equity	36,878	93,816	105,144	(198,960)	36,878
TOTAL	$635,874	$298,804	$189,869	$(591,329)	$533,218

	December 31, 2015
(In thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
ASSETS
Cash and cash equivalents	$12,127	$—	$17,632	$—	$29,759
Customer and other receivables, net	34,900	8,443	16,366	366	60,075
Intercompany receivables	123,479	67,504	58,430	(249,413)	—
Inventories	20,352	13,138	8,637	(366)	41,761
Other current assets	3,689	1,905	1,753	—	7,347
Current assets of discontinued operations	—	12,988	—	—	12,988
Total current assets	194,547	103,978	102,818	(249,413)	151,930
Property, plant and equipment, net	78,527	65,585	50,709	—	194,821
Goodwill	96,283	—	—	—	96,283
Other intangible assets, net	109,461	—	—	—	109,461
Investments in and advances to subsidiaries and affiliates	221,676	—	—	(221,676)	—
Other non-current assets	2,806	345	15,702	—	18,853
Non-current assets of discontinued operations	—	32,271	—	—	32,271
TOTAL	$703,300	$202,179	$169,229	$(471,089)	$603,619
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$18,239	$27,978	$17,653	$—	$63,870
Intercompany payables	239,042	—	10,371	(249,413)	—
Accrued payroll and compensation	1,485	2,394	2,299	—	6,178
Accrued interest payable	12,521	—	—	—	12,521
Accrued and other liabilities	4,549	6,706	15,022	—	26,277
Current liabilities of discontinued operations	—	13,052	—	—	13,052
Total current liabilities	275,836	50,130	45,345	(249,413)	121,898
Long term debt	304,188	—	66	—	304,254
Deferred and non-current income taxes	17,969	(4,754)	(82)	—	13,133
Other non-current liabilities	34,453	39,642	18,452	—	92,547
Non-current liabilities of discontinued operations	—	933	—	—	933
Stockholders' equity	70,854	116,228	105,448	(221,676)	70,854
TOTAL	$703,300	$202,179	$169,229	$(471,089)	$603,619

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30, 2016
(In thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$99,483	$35,620	$35,310	$(45,211)	$125,202
Cost of goods sold	87,857	34,959	35,651	(45,208)	113,259
Gross profit (loss)	11,626	661	(341)	(3)	11,943
Operating expenses	10,026	(259)	693	—	10,460
Income (loss) from operations	1,600	920	(1,034)	(3)	1,483
Other income (expense):
Interest income (expense), net	(8,859)	(33)	450	—	(8,442)
Equity in earnings of subsidiaries	(21,263)	—	—	21,263	—
Other expense, net	(44)	—	35	—	(9)
Income (loss) before income taxes from continuing operations	(28,566)	887	(549)	21,260	(6,968)
Income tax provision (benefit)	46	—	364	—	410
Income (loss) from continuing operations	(28,612)	887	(913)	21,260	(7,378)
Discontinued operations, net of tax	—	(21,810)	(51)	—	(21,861)
Net income (loss)	(28,612)	(20,923)	(964)	21,260	(29,239)
Loss attributable to noncontrolling interest	—	—	(627)	—	(627)
Net income (loss) attributable to stockholders	$(28,612)	$(20,923)	$(337)	$21,260	$(28,612)

Comprehensive income (loss)	$(30,740)	$(23,870)	$525	$23,345	$(30,740)

	Three Months Ended September 30, 2015
(In thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$123,912	$48,490	$30,576	$(57,322)	$145,656
Cost of goods sold	117,925	37,068	26,014	(56,974)	124,033
Gross profit	5,987	11,422	4,562	(348)	21,623
Operating expenses	10,363	109	33	—	10,505
Income (loss) from operations	(4,376)	11,313	4,529	(348)	11,118
Other income (expense):
Interest income (expense), net	(8,749)	(47)	547	—	(8,249)
Equity in earnings of subsidiaries	10,038	—	—	(10,038)	—
Other income (expense), net	(384)	—	(758)	—	(1,142)
Income (loss) before income taxes from continuing operations	(3,471)	11,266	4,318	(10,386)	1,727
Income tax provision (benefit)	(5,291)	925	695	—	(3,671)
Income (loss) from continuing operations	1,820	10,341	3,623	(10,386)	5,398
Discontinued operations, net of tax	—	(3,620)	42	—	(3,578)
Net income (loss)	1,820	6,721	3,665	(10,386)	1,820
Loss attributable to noncontrolling interest	—	—	—	—	—
Net income (loss) attributable to stockholders	$1,820	$6,721	$3,665	$(10,386)	$1,820

Comprehensive income (loss)	$(1,439)	$2,866	$4,735	$(7,601)	$(1,439)

	Nine Months Ended September 30, 2016
(In thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$327,125	$121,670	$105,743	$(137,308)	$417,230
Cost of goods sold	279,893	113,371	105,153	(137,298)	361,119
Gross profit (loss)	47,232	8,299	590	(10)	56,111
Operating expenses	33,542	(833)	1,856	—	34,565
Income (loss) from operations	13,690	9,132	(1,266)	(10)	21,546
Other income (expense):
Interest income (expense), net	(26,621)	(41)	1,414	—	(25,248)
Equity in earnings of subsidiaries	(17,780)	—	—	17,780	—
Other expense, net	428	—	154	—	582
Income (loss) before income taxes from continuing operations	(30,283)	9,091	302	17,770	(3,120)
Income tax provision (benefit)	611	(490)	1,045	—	1,166
Income (loss) from continuing operations	(30,894)	9,581	(743)	17,770	(4,286)
Discontinued operations, net of tax	—	(27,943)	(99)	—	(28,042)
Net income (loss)	(30,894)	(18,362)	(842)	17,770	(32,328)
Loss attributable to noncontrolling interest	—	—	(1,434)	—	(1,434)
Net income (loss) attributable to stockholders	$(30,894)	$(18,362)	$592	$17,770	$(30,894)

Comprehensive income (loss)	$(34,076)	$(21,922)	$1,119	$20,803	$(34,076)

	Nine Months Ended September 30, 2015
(In thousands)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net sales	$379,041	$155,053	$94,462	$(175,462)	$453,094
Cost of goods sold	348,803	126,830	84,778	(174,405)	386,006
Gross profit	30,238	28,223	9,684	(1,057)	67,088
Operating expenses	33,100	27	117	—	33,244
Income (loss) from operations	(2,862)	28,196	9,567	(1,057)	33,844
Other income (expense):
Interest income (expense), net	(26,191)	(152)	1,390	—	(24,953)
Equity in earnings of subsidiaries	31,950	—	—	(31,950)	—
Other income (expense), net	(663)	—	(1,735)	—	(2,398)
Income (loss) before income taxes from continuing operations	2,234	28,044	9,222	(33,007)	6,493
Income tax provision (benefit)	(5,337)	578	1,096	—	(3,663)
Income (loss) from continuing operations	7,571	27,466	8,126	(33,007)	10,156
Discontinued operations, net of tax	—	(2,834)	249	—	(2,585)
Net income (loss)	7,571	24,632	8,375	(33,007)	7,571
Loss attributable to noncontrolling interest	—	—	—	—	—
Net income (loss) attributable to stockholders	$7,571	$24,632	$8,375	$(33,007)	$7,571

Comprehensive income (loss)	$23,152	$37,765	$10,763	$(48,528)	$23,152

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2016
(In thousands)	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(30,894)	$(18,362)	$(842)	$17,770	$(32,328)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	9,476	13,685	3,453	—	26,614
Amortization – deferred financing costs	1,859	—	—	—	1,859
Amortization – other intangible assets	6,168	111	—	—	6,279
Loss on disposal of discontinued operation	19,280	—	—	—	19,280
Loss (gain) on disposal of assets	313	(171)	256	—	398
Deferred income taxes	505	(490)	—	—	15
Non-cash share-based compensation	1,750	—	—	—	1,750
Equity in earnings of subsidiaries and affiliates	17,780	—	—	(17,780)	—
Change in other operating items	(45,032)	36,900	(10,294)	10	(18,416)
Net cash provided by (used in) operating activities	(18,795)	31,673	(7,427)	—	5,451

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(7,350)	(7,896)	(4,701)	—	(19,947)
Proceeds from notes receivable	(3,586)	(22,508)	—	26,094	—
Payments on notes receivable	24,468	13,483	—	(37,951)	—
Proceeds from disposal of discontinued operation	—	11,682	—	—	11,682
Net cash provided by (used in) investing activities	13,532	(5,239)	(4,701)	(11,857)	(8,265)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	46,924	7	3,579	(27,691)	22,819
Payments on notes payable	(34,320)	(24,468)	(1,597)	39,548	(20,837)
Principal payments on capital leases	—	(1,973)	—	—	(1,973)
Net cash provided by (used in) financing activities	12,604	(26,434)	1,982	11,857	9
Net increase (decrease) in cash and cash equivalents	7,341	—	(10,146)	—	(2,805)
Cash and cash equivalents, beginning of period	12,127	—	17,632	—	29,759
Cash and cash equivalents, end of period	$19,468	$—	$7,486	$—	$26,954

	Nine Months Ended September 30, 2015
(In thousands)	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$7,571	$24,632	$8,375	$(33,007)	$7,571
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	8,302	14,142	2,882	—	25,326
Amortization – deferred financing costs	1,859	—	—	—	1,859
Amortization – other intangible assets	6,048	126	—	—	6,174
Loss (gain) on disposal of assets	256	39	(55)	—	240
Deferred income taxes	(5,299)	435	—	—	(4,864)
Non-cash share-based compensation	2,147	—	—	—	2,147
Equity in earnings of subsidiaries and affiliates	(31,950)	—	—	31,950	—
Change in other operating items	44,418	(52,797)	(36)	1,057	(7,358)
Net cash provided by (used in) operating activities	33,352	(13,423)	11,166	—	31,095

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(7,499)	(7,449)	(931)	—	(15,879)
Proceeds from notes receivable	3,518	(28,217)	(33,901)	58,600	—
Payment on notes receivable	(26,268)	75,191	32,680	(81,603)	—
Other	—	(1,903)	—	—	(1,903)
Net cash provided by (used in) investing activities	(30,249)	37,622	(2,152)	(23,003)	(17,782)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	15,312	64,288	—	(58,600)	21,000
Payments on notes payable	(18,053)	(86,550)	—	81,603	(23,000)
Principal payments on capital leases	—	(1,937)	—	—	(1,937)
Other	3,140	—	(3,164)	—	(24)
Net cash provided by (used in) financings activities	399	(24,199)	(3,164)	23,003	(3,961)
Net increase (decrease) in cash and cash equivalents	3,502	—	5,850	—	9,352
Cash and cash equivalents, beginning of period	22,710	—	7,063	—	29,773
Cash and cash equivalents, end of period	$26,212	$—	$12,913	$—	$39,125

Note 12 – Changes in Accumulated Other Comprehensive Income (Loss) by Component

(In thousands)	Pension Plan	Post Retirement Plan	Foreign Exchange	Total
Balance as of July 1, 2016	$(35,466)	$17,262	$(275)	$(18,479)
Amounts reclassified from accumulated other comprehensive loss:
Actuarial costs (reclassified to salaries, wages, and benefits)	179	88	—	267
Prior service costs (reclassified to salaries, wages, and benefits)	11	(355)	—	(344)
Foreign currency translation	193	73	409	675
Disposal of discontinued operation	—	(3,032)	—	(3,032)
Income tax (expense) or benefit	(42)	348	—	306
Other comprehensive income (loss), net of tax	341	(2,878)	409	(2,128)
Balance as of September 30, 2016	$(35,125)	$14,384	$134	$(20,607)

(In thousands)	Pension Plan	Post Retirement Plan	Foreign Exchange	Total
Balance as of January 1, 2016	$(35,355)	$17,855	$75	$(17,425)
Amounts reclassified from accumulated other comprehensive loss:
Actuarial costs (reclassified to salaries, wages, and benefits)	541	253	—	794
Prior service costs (reclassified to salaries, wages, and benefits)	33	(1,098)	—	(1,065)
Foreign currency translation	(455)	8	59	(388)
Disposal of discontinued operation	—	(3,032)	—	(3,032)
Income tax (expense) or benefit	111	398	—	509
Other comprehensive income (loss), net of tax	230	(3,471)	59	(3,182)
Balance as of September 30, 2016	$(35,125)	$14,384	$134	$(20,607)

Due to the disposal of Brillion, any unrecognized amount associated with Brillion's other postretirement benefit plan was immediately recognized and was removed from accumulated other comprehensive income.

(In thousands)	Pension Plan	Post Retirement Plan	Total
Balance as of July 1, 2015	$(38,996)	$8,198	$(30,798)
Amounts reclassified from accumulated other comprehensive loss:
Actuarial costs (reclassified to salaries, wages, and benefits)	304	89	393
Prior service costs (reclassified to salaries, wages, and benefits)	11	(236)	(225)
Foreign currency translation related to pension and postretirement plans	797	297	1,094
Remeasurements	—	(1,380)	(1,380)
Income tax (expense) or benefit	(227)	(2,914)	(3,141)
Other comprehensive income (loss), net of tax	885	(4,144)	(3,259)
Balance as of September 30, 2015	$(38,111)	$4,054	$(34,057)

(In thousands)	Pension Plan	Post Retirement Plan	Total
Balance as of January 1, 2015	$(40,160)	$(9,478)	$(49,638)
Amounts reclassified from accumulated other comprehensive loss:
Actuarial costs (reclassified to salaries, wages, and benefits)	935	284	1,219
Prior service costs (reclassified to salaries, wages, and benefits)	33	(338)	(305)
Foreign currency translation related to pension and postretirement plans	1,502	567	2,069
Remeasurements	—	16,491	16,491
Income tax (expense) or benefit	(421)	(3,472)	(3,893)
Other comprehensive income (loss), net of tax	2,049	13,532	15,581
Balance as of September 30, 2015	$(38,111)	$4,054	$(34,057)

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

The accompanying unaudited condensed consolidated financial statements are prepared in conformity with U.S. GAAP and such principles are applied on a basis consistent with the information reflected in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission ("SEC").  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC.  In the opinion of management, the interim financial information includes all adjustments and accruals, consisting primarily of normal recurring adjustments, which are necessary for a fair presentation of results for the respective periods.  The results of operations for the nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2016 or any interim period.  Except for the historical information contained herein, this quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties.  Our actual results may differ materially from those indicated by such forward-looking statements.

Overview

We believe we are one of the largest manufacturers and suppliers of commercial vehicle components in North America and are one of the leading steel wheel manufacturers in Europe. Our products include commercial vehicle wheels and wheel-end components and assemblies. We market our products under some of the most recognized brand names in the industry, including Accuride, Gunite, and Gianetti. We serve the leading OEMs and their related aftermarket channels in most major segments of the commercial vehicle market, including heavy- and medium-duty trucks, commercial trailers, light trucks, buses, as well as specialty and military vehicles.

Our primary product lines are standard equipment used by many North American and European heavy- and medium-duty truck OEMs, and by many North American trailer OEMs.

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

The heavy- and medium-duty truck and commercial trailer markets and the related aftermarket are the primary drivers of our sales.  The commercial vehicle manufacturing and replacement part markets are, in turn, directly influenced by conditions in the North American and European commercial vehicle industry and generally by conditions in other industries that indirectly impact the commercial vehicle industry, such as the home-building industry, and by overall economic growth and consumer spending.  Industry forecasts predict a significant decline in North American Class 8 commercial vehicle builds in 2016 and 2017 compared to 2015.  North American medium-duty truck builds are expected to hold steady in 2016 and 2017 compared to 2015.  With regards to North American trailer production, industry experts expect year-over-year builds to decline in 2016 and 2017.  Compared to 2015, industry forecasts for 2016 predict a modest increase in the European Heavy- and Medium-Duty commercial vehicle builds and for European trailer builds.  With our core aftermarket business, industry experts predict year-over-year sales that show flat to marginal declines.

Our markets and those of our customers are becoming increasingly competitive as the global, North American, and European economic recoveries remain modest.  In the North American commercial vehicle market, OEMs are competing to maintain or increase market share in the face of evolving regulations, increasing customer emphasis on light weight and fuel efficient platforms and an economic recovery that is holding new equipment purchases at or near replacement levels.  Shifts in the market share held by each of our OEM customers impact our business to varying degrees depending on whether our products are designated as standard or optional equipment on the various platforms at each OEM.  Approximately 70 percent of our wheel business in North America is tied to the OEM market, with the remaining 30 percent tied to the aftermarket.  Our wheel business in Europe is primarily tied to the OEM market, with limited exposure to the aftermarket.  Approximately 80 percent of our Gunite business is tied to the North American aftermarket, with the remaining 20 percent tied to the North American Class 8 OEM segment. We are also continuing to see the impact of low cost country sourced products in our markets, which has particularly impacted the aftermarket for steel wheels and brake drums in North America over the last several years and adversely affected demand for our products in this market channel.

In response to these conditions, we are working to continue to increase our market share and to control costs while positioning our businesses to compete at current demand levels and maintain capacity to meet future recoveries in our end markets.  Specifically, we continue to take actions to align our cost structure to the anticipated lower volumes by adjusting our plant schedules and staffing levels. In addition, we are aggressively managing corporate selling, general and administrative spending for 2016. We also continue to implement lean manufacturing practices across our facilities and our functional/administrative areas, which have resulted in significant reductions in working capital. These reductions have freed up cash for other opportunities and priorities. We have completed all of our previously disclosed capital investment projects in North America that have selectively increased our manufacturing capacity on core products, reduced labor and manufacturing costs and improved product quality.  Additionally, we have introduced, and will continue to develop and roll-out, new products and technologies that we believe offer more value to customers.  Further, we continue to pursue new business opportunities with both OEM and aftermarket customers and will work towards increasing our market share with OEMs by developing our relationships with large fleets in order to "pull through" our products when fleets order new equipment.  We continue to monitor competition from products manufactured in low cost countries and will take steps to combat unfair trade practices as warranted, such as filing anti-dumping petitions with the U.S. government.

On September 2, 2016, we completed the sale of our wholly-owned subsidiary Brillion to Grede Holdings LLC, a subsidiary of Metaldyne Performance Group Inc.  Under the purchase agreement, we sold all of our stock of Brillion for total cash consideration of $14.0 million.  During the past two years, demand from Brillion's key end markets, particularly oil and gas, agricultural and mining equipment has been weak.  Further, tough global economic conditions have delayed a recovery in these core markets, causing Brillion's year-over-year revenue to drop by more than 45% in the first half of 2016 alone.  This has resulted in Brillion's  operating loss in 2016 and masks the underlying performance of our core businesses.  The divestiture of Brillion will enable Accuride to focus solely on its strategic vision to be the premier supplier of wheel-end system solutions to the global commercial vehicle industry.  The following "Results of Operations" section shows Brillion-related activities within the discontinued operations section for disclosure purposes.

We believe that cash from operations, existing cash reserves, and our ABL Facility will provide adequate funds for our working capital needs, planned capital expenditures and cash interest payments through 2016 and 2017.

On September 2, 2016 Accuride entered into the Merger Agreement to be acquired by Crestview for $2.58 per share in cash.  It is expected that the transaction process will result in a sale closing during the fourth quarter of 2016, subject to, among other things, approval by Accuride's stockholders and the completion of customary regulatory reviews.  Afterwards, Accuride will operate as an independent business within Crestview's portfolio of companies.

On October 10, 2016, Accuride's board of directors declared a dividend of one preferred stock purchase right (collectively, the "Rights") for each share of Accuride's common stock, par value $0.01 per share, issued and outstanding at the close of business on October 21, 2016 and authorized a Rights Agreement entered into on the same date between the Company and American Stock Transfer & Trust Company, LLC (the "Rights Agreement").  The Rights Agreement will expire on the earliest of (i) the close of business on March 31, 2017, (ii) immediately prior to the consummation of the proposed transaction with Crestview and (iii) the earlier redemption, exchange or termination of the Rights.

Results of Operations

Comparison of Financial Results for the Three Months Ended September 30, 2016 and 2015

The following tables set forth certain income statement information for Accuride for the three months ended September 30, 2016 and September 30, 2015:

	Three Months Ended September 30,
(In thousands)	2016	2015
Net sales	$125,202	$145,656
Cost of goods sold	113,259	124,033
Gross profit	11,943	21,623
Operating expenses	10,460	10,505
Income from operations	1,483	11,118
Interest expense, net	(8,442)	(8,249)
Other loss, net	(9)	(1,142)
Income tax expense (benefit)	410	(3,671)
Income (loss) from continuing operations	(7,378)	5,398
Discontinued operations, net of tax	(21,861)	(3,578)
Net income (loss)	(29,239)	1,820
Net loss attributable to noncontrolling interest	(627)	—
Net income (loss) attributable to stockholders	$(28,612)	$1,820

Net Sales

	Three Months Ended September 30,
(In thousands)	2016	2015
Wheels	$90,923	$101,833
Gunite	34,279	43,823
Total	$125,202	$145,656

Net sales for the three months ended September 30, 2016 were $125.2 million, which was a decrease of $20.5 million, or 14.0 percent, compared to net sales of $145.7 million for the three months ended September 30, 2015.  The decrease was driven by $4.3 million in pricing primarily related to the pass-through of lower raw material costs, and $24.5 million due to lower demand in North American wheels & brake drums. Partially offsetting those decreases was an $8.3 million increase in net sales related to our majority investment in Gianetti.
Net sales for our Wheels segment were $90.9 million, which was a decrease of $10.9 million, or 10.7 percent, during the three months ended September 30, 2016 compared to the same period in 2015. This decrease was primarily related to the decrease in production volume from our North American OEM customers and reduced demand from our aftermarket customers of $15.3 million, and the pass-through of lower material costs of $3.9 million, partially offset by increased European sales of $8.3 million from our majority investment in Gianetti.  Net sales for our Gunite segment were $34.3 million, which was a decrease of $9.5 million, or 21.8 percent, primarily related to lower North American OEM production and reduced aftermarket demand of $9.1 million, coupled with pass-through of lower material costs of $0.4 million.

North American commercial vehicle industry production builds as reported by ACT Publications were as follows:

	For the Three Months Ended September 30,
	2016	2015
Class 8	53,754	83,005
Classes 5-7	52,555	60,449
Trailer	71,967	81,538

European commercial vehicle industry production builds as reported by LMC Automotive Limited were as follows:

	For the Three Months Ended September 30,
	2016	2015
European Heavy Trucks (>16t)	104,075	107,484
European Medium Trucks (3.5lt-16t)	25,107	22,179

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

Cost of Goods Sold

The table below represents the significant components of our cost of goods sold.

	Three Months Ended September 30,
(In thousands)	2016	2015
Raw materials	$58,904	$67,285
Depreciation	7,728	7,251
Labor and other overhead	46,627	49,497
Total	$113,259	$124,033

Raw materials costs decreased by $8.4 million, or 12.5 percent, during the three months ended September 30, 2016 due to decreased production volume and decreased raw material commodity costs.

Labor and overhead costs decreased by $2.9 million, or 5.8 percent, primarily due to decreased demand for our products, coupled with continued efficiencies gained through operational lean manufacturing initiatives. This decrease was partially offset by increases in production at our Gianetti facility.

Operating Expenses

	Three Months Ended September 30,
(In thousands)	2016	2015
Selling, general, and administrative	$6,743	$6,665
Research and development	1,659	1,787
Depreciation and amortization	2,058	2,053
Total	$10,460	$10,505

Operating expenses decreased by less than $0.1 million during the three months ended September 30, 2016 compared to the same period in 2015.

Operating Income (Loss)

	Three Months Ended September 30,
(In thousands)	2016	2015
Wheels	$4,658	$13,715
Gunite	3,435	5,061
Corporate/Other	(6,610)	(7,658)
Total	$1,483	$11,118

Operating income for the Wheels segment was 5.1 percent of its net sales for the three months ended September 30, 2016 compared to 13.5 percent for the three months ended September 30, 2015.  This decreased operating income is mainly a result of reduced North American sales, coupled with lower margin European sales.

Operating income for the Gunite segment was 10.0 percent of its net sales for the three months ended September 30, 2016 and 11.5 percent for the three months ended September 30, 2015.  During the three months ended September 30, 2016, Gunite showed relatively stable operating margins due to continuous improvement initiatives, specifically surrounding material usage costs.  Operating income was down versus prior year same quarter due mainly to volume decreases driven by lower OEM builds and lower aftermarket volumes.

The operating loss for the Corporate segment was 5.3 percent of consolidated net sales for both the three months ended September 30, 2016 and the comparative period in 2015.

Interest Expense

Net interest expense for the three months ended September 30, 2016 was $8.4 million, which was an increase of $0.2 million compared to the same period in 2015.  This increase was primarily due to the addition of a bank loan at Gianetti.

Income Tax Provision

We recognized an income tax expense of $0.4 million for the three months ended September 30, 2016, compared to an income tax benefit of $3.7 million for the three months ended September 30, 2015.

Our effective tax rate was (5.9) percent and (212.6) percent for the three months ended September 30, 2016 and 2015, respectively.  The year-over-year change in our effective tax rate is driven primarily by the exception to the general intraperiod tax allocation rules, which resulted in a tax benefit in the prior year third quarter.

We have assessed the need to maintain a valuation allowance for deferred tax assets based on an assessment of whether it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Appropriate consideration is given to all available evidence, both positive and negative, in assessing the need for a valuation allowance. Due to our recent history of U.S. and Italian operating and taxable losses, the inconsistency of income, and the uncertainty of our financial outlook, we continue to maintain a full valuation allowance against our U.S. and Italian deferred tax assets. Deferred tax assets in our Canadian and Mexican jurisdictions are more likely than not to be recognized, therefore, no valuation allowance has been recorded for these assets.

Comparison of Financial Results for the Nine Months Ended September 30, 2016 and 2015

The following tables set forth certain income statement information for Accuride for the nine months ended September 30, 2016 and September 30, 2015:

	Nine Months Ended September 30,
(In thousands)	2016	2015
Net sales	$417,230	$453,094
Cost of goods sold	361,119	386,006
Gross profit	56,111	67,088
Operating expenses	34,565	33,244
Income from operations	21,546	33,844
Interest expense, net	(25,248)	(24,953)
Other income (loss), net	582	(2,398)
Income tax expense	1,166	(3,663)
Income (loss) from continuing operations	(4,286)	10,156
Discontinued operations, net of tax	(28,042)	(2,585)
Net income (loss)	(32,328)	7,571
Net loss attributable to noncontrolling interest	(1,434)	—
Net income (loss) attributable to stockholders	$(30,894)	$7,571

Net Sales

	Nine Months Ended September 30,
(In thousands)	2016	2015
Wheels	$300,713	$324,525
Gunite	116,517	128,569
Total	$417,230	$453,094

Net sales for the nine months ended September 30, 2016 were $417.2 million, which was a decrease of $35.9 million, or 7.9 percent, compared to net sales of $453.1 million for the nine months ended September 30, 2015.  The decrease was driven by $26.5 million in pricing primarily related to pass-through of lower raw material costs, and $42.9 million due to lower demand in North America for our wheels and brake drums. Partially offsetting those decreases were $29.5 million in net sales related to our majority investment in Gianetti and $4.0 million from increased market share at Gunite.

Net sales for our Wheels segment were $300.7 million, which was a decrease of $23.8 million, or 7.3 percent, during the nine months ended September 30, 2016 compared to the same period in 2015. This decrease was primarily related to the pass-through of lower material costs of $21.6 million, coupled with a decrease in production volume from our North American OEM customers and reduced demand from aftermarket customers of $31.7 million, partially offset by European sales of $29.5 million from our majority investment in Gianetti.  Net sales for our Gunite segment were $116.5 million, which was a decrease of $12.1 million, or 9.4 percent, primarily related to the pass-through of lower material costs of $4.9 million, coupled with lower North American OEM truck builds and lower aftermarket demand of $11.2 million, partially offset by the $4.0 million in increased market share at Gunite during the period.

North American commercial vehicle industry production builds as reported by ACT Publications were as follows:

	For the Nine Months Ended September 30,
	2016	2015
Class 8	180,872	250,902
Classes 5-7	179,825	176,829
Trailer	222,104	235,166

European commercial vehicle industry production builds as reported by LMC Automotive Limited were as follows:

	For the Nine Months Ended September 30,
	2016	2015
European Heavy Trucks (>16t)	317,447	312,518
European Medium Trucks (3.5lt-16t)	75,565	64,803

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

Cost of Goods Sold

The table below represents the significant components of our cost of goods sold.

	Nine Months Ended September 30,
(In thousands)	2016	2015
Raw materials	$180,639	$206,525
Depreciation	23,718	21,895
Labor and other overhead	156,762	157,586
Total	$361,119	$386,006

Raw materials costs decreased by $25.9 million, or 12.5 percent, during the nine months ended September 30, 2016 due to decreased production volume and decreased raw material commodity costs.

Depreciation increased by $1.8 million, or 8.3 percent, due to the addition of our Gianetti operations and other increases in our North American operations.

Labor and overhead costs decreased by $0.8 million, or 0.5 percent, primarily due to decreased demand for our products, coupled with continued efficiencies gained through operational lean manufacturing initiatives. This decrease was partially offset by increases in production at our Gianetti facility.

Operating Expenses

	Nine Months Ended September 30,
(In thousands)	2016	2015
Selling, general, and administrative	$22,780	$22,240
Research and development	5,617	4,946
Depreciation and amortization	6,168	6,058
Total	$34,565	$33,244

Operating expenses increased by $1.3 million, or 4.0 percent, during the nine months ended September 30, 2016 compared to the same period in 2015.  This increase was related to selling, general and administrative costs from our Gianetti facility, one-time severance costs, partially offset by lower overall selling, general, and administrative spending in North America.  Increases in spending for research and development versus 2015 were related to planned projects.  We will continue to closely monitor key project spending given current market circumstances surrounding OEM builds.  Depreciation was relatively flat for the first nine months of 2016 compared to 2015.

Operating Income (Loss)

	Nine Months Ended September 30,
(In thousands)	2016	2015
Wheels	$30,773	$44,372
Gunite	13,321	15,140
Corporate/Other	(22,548)	(25,668)
Total	$21,546	$33,844

Operating income for the Wheels segment was 10.2 percent of its net sales for the nine months ended September 30, 2016 compared to 13.7 percent for the nine months ended September 30, 2015.  This decrease was a result of reduced North American sales and lower margin European sales.

Operating income for the Gunite segment was 11.4 percent of its net sales for the nine months ended September 30, 2016 compared to 11.8 percent for the nine months ended September 30, 2015.  During the nine months ended September 30, 2016, Gunite showed a stable operating income percentage (year-over-year) on lower sales due primarily to savings created by operational efficiencies from annual continuous improvement initiatives.

Operating loss for the Corporate segment was 5.4 percent of consolidated net sales for the nine months ended September 30, 2016 compared to 5.7 percent for the nine months ended September 30, 2015.  This decrease was related to targeted cost reductions made during the period.

Interest Expense

Net interest expense remained relatively stable at $25.2 million and $25.0 million for the nine months ended September 30, 2016 and 2015, respectively.  The slight increase was primarily due to the addition of a bank loan at Gianetti.

Income Tax Provision

We recognized an income tax expense of $1.2 million for the nine months ended September 30, 2016, compared to an income tax benefit of $3.7 million for the nine months ended September 30, 2015.

Our effective tax rate was (37.4) percent and (56.4) percent for the nine months ended September 30, 2016 and 2015, respectively.  The year-over-year change in our effective tax rate is driven primarily by the exception to the general intraperiod tax allocation rules, which resulted in a tax benefit in the prior year third quarter.

We have assessed the need to maintain a valuation allowance for deferred tax assets based on an assessment of whether it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Appropriate consideration is given to all available evidence, both positive and negative, in assessing the need for a valuation allowance. Due to our recent history of U.S. and Italian operating and taxable losses, the inconsistency of income, and the uncertainty of our financial outlook, we continue to maintain a full valuation allowance against our U.S. and Italian deferred tax assets.  Deferred tax assets in our Canadian and Mexican jurisdictions are more likely than not to be recognized, therefore, no valuation allowance has been recorded for these assets.

Impairment

The Wheels reporting unit, which had $96.3 million of goodwill recorded as of December 31, 2015, passed the step one test at both the annual measurement testing date, November 30, 2015, and the December 31, 2015 testing date.  As of December 31, 2015, the Wheels reporting unit fair value was estimated to be 4.0 percent in excess of its carrying value.  The valuation for the Wheels reporting unit is significantly driven by projected builds for Class 5-8 and Trailers for the North American commercial vehicle industry.  A sustained, long-term decline in projected builds for these trucks and trailers could have a significant impact on the Wheels reporting unit's ability to pass the step one test in future periods.

Due to the cyclical nature of the North American commercial vehicle industry and our other end-markets, along with other economic trends, the Company has continued to closely monitor the performance of the Wheels reporting unit for indication of potential impairment.  As of September 30, 2016 the Company concluded that there was no indication of impairment to its Wheels reporting unit goodwill.  The Company will continue to closely monitor the performance of the Wheels reporting unit for any further indication of potential impairment.

Changes in Financial Condition

As of September 30, 2016, we had total assets of $533.2 million, compared to total assets of $603.6 million at December 31, 2015.  The $70.4 million, or 11.7%, decrease in total assets primarily resulted from the sale of Brillion.  We define working capital as current assets (excluding cash) less current liabilities.

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

The following table summarizes the major components of our working capital as of the periods listed below.  Brillion's Working capital as of December 31, 2015 has been excluded from the following table:

(In thousands)	September 30, 2016	December 31, 2015
Receivables	$56,383	$60,075
Inventories	35,213	41,761
Other current assets	8,180	7,347
Accounts payable	(51,089)	(63,870)
Accrued payroll and compensation	(6,090)	(6,178)
Accrued interest payable	(5,043)	(12,521)
Accrued workers compensation	(2,894)	(2,392)
Short-term debt obligations	(10,635)	(10,286)
Other current liabilities	(12,145)	(13,599)
Working capital	$11,880	$337

Significant changes in working capital included:

•	a decrease in receivables of $3.7 million due to decreased sales during the current period;
•	a decrease in inventory of $6.5 million due to planned inventory reductions for the quarter;
•
a decrease in accounts payable of $12.8 million due primarily to lower production volume as well as timing of purchases leading into the end of the respective periods; namely capital spending in accounts payable at September 30, 2016 compared to December 31, 2015; and

•	a decrease in accrued interest payable of $7.5 million due to the semi-annual interest payment in February and August 2016.

Capital Resources and Liquidity

Our primary sources of liquidity during the nine months ended September 30, 2016 were cash from operations and cash reserves.  We believe that cash from operations, existing cash reserves, and our ABL Facility will provide adequate funds for our working capital needs, planned capital expenditures and cash interest payments through 2016 and 2017.

As of September 30, 2016, we had $27.0 million of cash plus $37.0 million in availability under our ABL Facility for a total liquidity of $64.0 million.  As of December 31, 2015, we had $29.8 million in cash plus $46.8 million in availability under our ABL Facility for total liquidity of $76.6 million.

Our ability to fund working capital needs, planned capital expenditures, scheduled semi-annual interest payments, and to comply with any financial covenants under our ABL Facility depends on our future operating performance and cash flow, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

Operating Activities

Net cash provided from operating activities during the nine months ended September 30, 2016 amounted to $5.5 million compared to cash provided from operations of $31.1 million for the same period ended September 30, 2015.  The decrease of operating cash flow was a result of a net loss in the nine months ended September 30, 2016 being partially offset by planned reductions in inventory for the period.

Investing Activities

Net cash used in investing activities totaled $8.3 million for the nine months ended September 30, 2016 compared to a use of $17.8 million for the same period ended September 30, 2015.  The decrease was primarily due to the net proceeds of $11.7 million received from the disposal of Brillion, partially offset by increased capital expenditure in the current period.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2016 was zero compared to $4.0 million for the nine months ended September 30, 2015.  The decrease resulted primarily from more withdrawals and less payments made on our ABL Facility compared to the same period in 2015, coupled with a $1.7 million new bank loan at Gianetti.

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

Senior Secured Notes

On July 29, 2010, we issued $310.0 million aggregate principal amount of senior secured notes.  Under the terms of the indenture governing the senior secured notes, the senior secured notes bear interest at a rate of 9.5% per year, paid semi-annually in February and August, and mature on August 1, 2018.  Prior to maturity we may redeem the senior secured notes on the terms set forth in the indenture governing the senior secured notes. The senior secured notes are guaranteed by the Guarantors, and the senior secured notes and the related guarantees are secured by first priority liens on the Notes Priority Collateral and second priority liens on the ABL Priority Collateral.  On February 15, 2011, we completed an exchange offer pursuant to which all our outstanding senior secured notes were exchanged for registered securities with identical terms (other than terms related to registration rights) to the senior secured notes issued July 29, 2010.  In connection with the proposed merger transaction with Crestview, we have launched a tender offer for the senior secured notes, subject to, among other things, the closing of the proposed merger.

Italy Bank Loan and Credit Lines

On July 5, 2016, Gianetti secured a €1.5 million ($1.7 million) bank loan.  The loan is for a term of 24 months at a rate of 3.40% with equal monthly repayment installments.  The first five months are deferred, followed by 19 equal monthly installments of €0.1 million ($0.1 million) beginning on December 1, 2016.  The loan requires Accuride Corporation to maintain a letter of credit with a financial institution in the full amount of €1.5 million ($1.7 million) for the life of the loan.

As of September 30, 2016, the Gianetti business unit had bank credit lines totaling a combined limit of €9.1 million ($10.2 million).  These credit lines provide liquidity to Gianetti for supplier payments, payroll, taxes and other disbursements.  Accounts receivable receipts from customers are also deposited to these credit lines to reduce the outstanding balance.  The average interest rate for all credit lines, determined per calculations as set forth in the bank agreements, equals 3.5%.  Interest is paid monthly.  Credit lines are classified as short term due to the agreements allowing for termination with notice by either party.

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

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. From time to time we may enter into operating leases, letters of credit, accounts receivable factoring or take-or-pay obligations related to the purchase of raw materials that would not be reflected in our balance sheet.

Critical Accounting Policies and Estimates

We have made a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America.  Actual results could differ significantly from those estimates under different assumptions and conditions.  We included in our Annual Report on Form 10-K for the year ended December 31, 2015 a discussion of our most critical accounting policies, which are those that have a material impact on our financial condition or operating performance and require management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

Such forward-looking statements are based on assumptions and estimates, which although believed to be reasonable, may turn out to be incorrect.  Therefore, undue reliance should not be placed upon these estimates and statements.  We cannot assure that any of these statements, estimates, or beliefs will be realized and actual results may differ from those contemplated in these "forward-looking statements."  We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise.  You are advised to consult further disclosures we may make on related subjects in our filings with the SEC.  In addition to other factors discussed in this report, some of the important factors that could cause actual results to differ materially from those discussed in the forward-looking statements include, without limitation, the following:

•
the failure to consummate the proposed transaction with Crestview for any reason, including, but not limited to, the inability to obtain shareholder approval of the proposed transaction, the inability to obtain required regulatory approvals for the proposed transaction, the failure of any of  the conditions to the closing of the proposed transaction to be satisfied, the outcome of any legal proceedings related to the proposed transaction, the failure for affiliates of Crestview to obtain the necessary debt and equity financing for the proposed transaction and the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement relating to the proposed transaction;

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

•	any inability to refinance our outstanding Senior Secured Notes that mature on August 1, 2018 on reasonable terms may have an adverse effect on us;
•	significant volatility in the foreign currency markets could have an adverse effect on us;
•	our ability to service our indebtedness is dependent upon operating cash flow;
•	an interruption of performance of our machinery and equipment could have an adverse effect on us;
•	an interruption in supply of metals could reduce our ability to obtain favorable sourcing of such raw materials;
•	any product quality issue or an adverse judgment in legal proceedings could have an adverse effect on our business;
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

For further information, refer to the business description and additional risk factors sections included in our Annual Report on  Form 10-K for the year ended December 31, 2015, as filed with the SEC.

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

Foreign Currency Risk

Certain forecasted transactions, assets, and liabilities are exposed to foreign currency risk. We monitor our foreign currency exposures to maximize the overall effectiveness of our foreign currency derivatives. The principal currencies of exposure are the Canadian Dollar, Euro, and Mexican Peso. From time to time, we use foreign currency financial instruments to offset the impact of the variability in exchange rates on our operations, cash flows, assets and liabilities.  The counterparty to the foreign exchange contracts is a financial institution with an investment grade credit rating. The use of forward contracts protects our cash flows against unfavorable movements in exchange rates, to the extent of the amount under contract.  At September 30, 2016, there were no open foreign exchange contracts.

Foreign currency derivative contracts provide only limited protection against currency risks. Factors that could impact the effectiveness of our currency risk management programs include accuracy of sales estimates, volatility of currency markets and the cost and availability of derivative instruments.

Raw Material/Commodity Price Risk

We rely upon the supply of certain raw materials and commodities in our production processes, and we have entered into firm purchase commitments for certain metals and natural gas. Additionally, from time to time, we use commodity price swaps and futures contracts to manage the variability in certain commodity prices on our operations and cash flows. At September 30, 2016, we had no open commodity price swaps or futures contracts.

Interest Rate Risk

We use debt as a primary source of capital. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for our long-term fixed-rate debt and other types of debt at September 30, 2016:

(Dollars in thousands)	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
Long-term Debt:
Fixed Rate Debt	—	—	$310,000	—	—	—	$310,000	$309,073
Average Rate	—	—	9.5%	—	—	—	9.5%
Short-term Debt:
Variable Rate Debt	$7,084	—	—	—	—	—	$7,084	$7,084
Average Rate	3.5%	—	—	—	—	—	3.5%

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

Since the announcement of the proposed transaction with Crestview on September 2, 2016, five putative class action complaints have been filed by and purportedly on behalf of alleged Accuride stockholders. Three of these complaints were filed in state courts in the State of Indiana, County of Vanderburgh: (i) Alexander v. Accuride Corp., et al., filed on September 14, 2016 in Vanderburgh Superior Court; (ii) Raul v. Adams, et al., filed on September 20, 2016 in Vanderburgh Circuit Court; and (iii) Rosenfeld v. Accuride Corp., et al., filed on October 18, 2016 in Vanderburgh Superior Court (collectively, the "State Actions"). Two of these complaints were filed in the United States District Court for the Southern District of Indiana: (i) Jones v. Accuride Corp., et al., filed on October 20, 2016 and (ii) Suokko v. Accuride Corp., et al., filed on October 24, 2016 (together, the "Federal Actions" and together with the State Actions, the "Actions").

The State Actions name as defendants, among others, Accuride, the members of Accuride's board of directors and an affiliate of Crestview. The State Actions allege, among other things, that the members of Accuride's board of directors, aided and abetted by, among others, Accuride and Crestview, breached their fiduciary duties in agreeing to the proposed transaction for inadequate consideration and that certain provisions in the Merger Agreement relating to the proposed transaction unfairly deter a potential alternative transaction. The Rosenfeld action also alleges that the members of Accuride's board of directors breached their fiduciary duties by failing to disclose purportedly material information to stockholders in connection with the proposed transaction. The Federal Actions name as defendants Accuride and the members of its board of directors. The Federal Actions allege, among other things, that defendants violated various federal securities laws in failing to disclose purportedly material information to stockholders in connection with the proposed transaction. The Federal Actions further allege violations of Section 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended, and various regulations promulgated thereunder. The Actions seek, among other things, damages, attorneys' fees and injunctive relief to prevent the proposed transaction from closing.

On October 18, 2016, the Vanderburgh Circuit Court and Vanderburgh Superior Court granted the parties' joint motion to transfer the Raul action to Vanderburgh Superior Court, and the Vanderburgh Superior Court granted the parties' joint motion to consolidate the Raul and Alexander actions under the caption In Re Accuride Corporation Shareholder Litigation. On October 25, 2016, the Vanderburgh Superior Court granted the parties' stipulated motion for a change of venue to Marion County Superior Court. Plaintiffs in the Rosenfeld action filed a motion for expedited proceedings on October 24, 2016 and a motion for a temporary restraining order and preliminary injunction on October 27, 2016. On October 25, 2016, plaintiffs in the Suokko action filed an ex parte motion for an expedited preliminary injunction hearing

Accuride believes these claims are entirely without merit and intends to vigorously defend against the Actions.

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
Stock Purchase Agreement, dated as of September 26, 2011, by and among Accuride Corporation, Truck Components, Inc., Fabco Automotive Corporation and Fabco Holdings Inc.  Previously filed as an exhibit to the Form 8-K filed on September 30, 2011 and incorporated herein by reference.

2.6	—
Agreement and Plan of Merger, dated as of September 2, 2016, by and among Accuride Corporation, Armor Parent Corp. and Armor Merger Sub Corp. Previously filed as an exhibit to the Form 8-K filed on September 2, 2016 and incorporated herein by reference.

2.7	—
Stock Purchase Agreement, dated as of September 2, 2016, by and among Accuride Corporation, Truck Components, Inc. and Grede Holdings LLC.  Previously filed as an exhibit to the Form 8-K filed on September 2, 2016 and incorporated herein by reference.

3.1	—
Amended and Restated Certificate of Incorporation of Accuride Corporation. Previously filed as an exhibit to the Form 8-K (Acc. No. 0001104659-10-012168) filed on March 4, 2010 and incorporated herein by reference.

3.2	—
Certificate of Amendment to the Amended and Restated Certificate of Incorporation.  Previously filed as an exhibit to the Form 8-K (ACC No. 0001104659-10-059191) filed on November 18, 2010 and incorporated herein by reference.

3.3	—	Amended and Restated Bylaws of Accuride Corporation. Previously filed as an exhibit to the Form 8-K (Acc. No. 0001104659-10-004054) filed on February 1, 2011 and incorporated herein by reference.
4.1	—
Registration Rights Agreement, dated as of February 26, 2010, by and between Accuride Corporation and each of the Holders party thereto. Previously filed as an exhibit to the Form 8-K (Acc. No. 0001104659-10-012168) filed on March 4, 2010 and incorporated herein by reference.

4.2	—
Indenture, dated as of July 29, 2010, by and among Accuride Corporation, the guarantors named therein, Wilmington Trust FSB, as trustee and Deutsche Bank Trust Company Americas, with respect to 9.5% First Priority Senior Secured Notes due 2018. Previously filed as an exhibit to the Form 8-K filed on August 2, 2010 (Acc. No. 0001104659-10-012168) and incorporated herein by reference.

4.3	—	Form of 9.5% First Priority Senior Secured Notes due 2018. Previously filed as an exhibit to the Form 8-K filed on August 2, 2010 and incorporated herein by reference.
4.4	—
Intercreditor Agreement, dated as of July 29, 2010, by and among Deutsche Bank Trust Company Americas, as initial ABL Agent, and Deutsche Bank Trust Company Americas, as Senior Secured Notes Collateral Agent. Previously filed as an exhibit to the Form 8-K filed on August 2, 2010 (Acc. No. 0001104659-10-012168) and incorporated herein by reference.

4.5	—
Joinder and Amendment to Intercreditor Agreement, dated as of July 11, 2013, by and among Wells Fargo, National Association, a national banking association, as the New ABL Agent and Deutsche Bank Trust Company Americas, as Senior Secured Notes Collateral Agent. Previously filed as an exhibit to the Form 8-K filed on July 12, 2013 and incorporated herein by reference.

4.6	—
Rights Agreement, dated as of October 10, 2016, by and between Accuride Corporation and American Stock Transfer & Trust Company, LLC, which includes the Certificate of Designations of Series A Junior Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C. Previously filed as an exhibit to the Form 8-K filed on October 11, 2016 and incorporated herein by reference.

31.1†	—	Section 302 Certification of Richard F. Dauch in connection with the Quarterly Report on Form 10-Q on Accuride Corporation for the period ended September 30, 2016.
31.2†	—	Section 302 Certification of Michael A. Hajost in connection with the Quarterly Report on Form 10-Q of Accuride Corporation for the period ended September 30, 2016.
32.1††	—	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
101.INS†	—	XBRL Instance Document
101.SCH†	—	XBRL Taxonomy Extension Schema Document
101.CAL†	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB†	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	—	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF†	—	XBRL Taxonomy Extension Definition Linkbase Document

†	Filed herewith
††	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCURIDE CORPORATION

/s/ RICHARD F. DAUCH	Dated: November 1, 2016
Richard F. Dauch
President and Chief Executive Officer
(Principal Executive Officer)

/s/ MICHAEL A. HAJOST	Dated: November 1, 2016
Michael A. Hajost
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)